Form 10-Q
period 1994-01-30
APPLIED MATERIALS INC /DE
filed 1994-02-28
CIK 6951

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                                FORM 10-Q

         (MARK ONE)
 [  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended January 30, 1994   or


 [       ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ________  to __________

 Commission file number   0-6920


                         APPLIED MATERIALS, INC.
         (Exact name of registrant as specified in its charter)

 Delaware                              94-1655526
 (State or other jurisdiction          (I.R.S. Employer
 of incorporation or organization)     Identification No.)

 3050 Bowers Avenue, Santa Clara, California          95054-3299
 Address of principal executive offices(Zip Code)

 Registrant's telephone number, including area code(408) 727-5555


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
 requirements for the past 90 days.  Yes  X    No      .

 Number of shares outstanding of the issuer's common stock as of January 30, 1994: 80,674,000

PART I.  FINANCIAL INFORMATION


                        APPLIED MATERIALS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                Three Months Ended
                                               Jan. 30,       Jan. 31,
(In thousands, except per share data)           1994           1993

Net sales                                    $340,449       $215,574
Costs and expenses:
  Cost of products sold                       184,470        123,967
  Research, development
   and engineering                             39,238         30,185
  Marketing and selling                        34,033         23,384
  General and administrative                   19,732         13,456
  Other, net                                      655            903

Income from operations                         62,321         23,679

Interest expense                                3,648          3,598
Interest income                                 2,007          1,838

Income from consolidated companies before taxes
  and cumulative effect of accounting change   60,680         21,919
Provision for income taxes                     21,238          7,233

Income from consolidated companies before
  cumulative effect of accounting change       39,442         14,686
Equity in net loss of joint venture             2,051              -

Income before cumulative effect of
  accounting change                            37,391         14,686
Cumulative effect of a change in accounting for
  income taxes                                  7,000              -

Net income                                    $44,391        $14,686

Earnings per share*
  Before cumulative effect of
   accounting change                          $  0.45        $  0.18
  Net income                                  $  0.53        $  0.18

Average common shares and
  equivalents                                  83,245         81,592

* Retroactively restated for a two-for-one stock split in the form of a 100% stock dividend effective October 5, 1993.

              See accompanying notes to consolidated condensed financial statements.

                             APPLIED MATERIALS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                              Jan. 30,       Oct. 31,
          (In thousands)                       1994           1993
     ASSETS    Current assets:
                 Cash and cash equivalents   $94,778        $119,597
                 Short-term investments      127,746         146,583
                 Accounts receivable, net    291,980         256,020
                 Inventories                 177,592         154,597
                 Deferred income taxes        66,169          62,413
                 Other current assets         36,075          36,706
                 Total current assets        794,340         775,916

               Property, plant and
                equipment, net               334,296         327,704
               Other assets                   13,561          16,532
               Total assets               $1,142,197      $1,120,152


LIABILITIES    Current liabilities:
        AND      Notes payable               $34,497        $41,645
STOCKHOLDERS'    Current portion of
     EQUITY       long-term debt               6,996          7,017
                 Accounts payable and
                  accrued expenses           268,790        282,699
                 Income taxes payable         48,721         49,167
               Total current liabilities     359,004        380,528

               Long-term debt                119,043        121,076
               Deferred income taxes and
                other non-current obligations 23,395         19,786
               Total liabilities             501,442        521,390

               Stockholders' equity:
                 Common stock                    807            804
                 Additional paid-in capital  256,679        256,429
                 Retained earnings           369,621        325,230
                 Cumulative translation
                  adjustments                 13,648         16,299
                 Total stockholders' equity  640,755        598,762
               Total liabilities and
                 stockholders' equity     $1,142,197     $1,120,152

          Amounts as of January 30, 1994 are unaudited. Amounts as of October 31, 1993 were obtained from the October 31, 1993 audited financial statements.

                See accompanying notes to consolidated condensed financial statements.

                           APPLIED MATERIALS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                  Three Months Ended
                                               Jan. 30,       Jan. 31,
          (In thousands)                        1994           1993
          Cash from operating activities:
          Net income                         $44,391        $14,686
          Adjustments required to reconcile
           net income to net cash flow
           used for operations:
           Cumulative effect of a change in
            accounting for income taxes       (7,000)             -
           Depreciation and amortization      11,477          8,592
           Equity in net loss of joint venture 2,051              -
           Changes in assets and liabilities:
            Accounts receivable              (39,225)         9,745
            Inventories                      (24,991)       (13,968)
            Other current assets                 (68)        (2,906)
            Other assets                       2,683            291
            Accounts payable and accrued
             expenses                        (12,060)       (19,600)
            Income taxes payable               2,887         (2,302)
            Other long-term liabilities        3,871            425
            Other, net                          (119)          (343)
                                             (60,494)       (20,066)
          Cash used for operations           (16,103)        (5,380)

          Cash flows from investing activities:
           Capital expenditures              (24,065)       (14,523)
           Disposition of capital equipment    3,118            159
           Proceeds from short-term
            investments                       45,574          8,200
           Purchases of short-term
            investments                      (26,737)       (30,020)
          Cash used for investing             (2,110)       (36,184)

          Cash flows from financing activities:
           Short-term borrowing, net          (6,100)        (2,012)
           Long-term debt repayments            (593)          (892)
           Sales (repurchases) of common
            stock, net                           253            (77)
          Cash used for financing             (6,440)        (2,981)

          Effect of exchange rate changes
           on cash                              (166)          (318)
          Decrease in cash and cash
           equivalents                       (24,819)       (44,863)
          Cash and cash equivalents
           at beginning of period            119,597        159,453
          Cash and cash equivalents
           at end of period                  $94,778       $114,590

          Cash payments for interest were $1,286 and $1,364 for the three months ended January 30, 1994 and January 31, 1993, respectively. Cash payments for income taxes were $19,631 and $9,399 for the three months ended January 30, 1994 and January 31, 1993, respectively.

               See accompanying notes to consolidated condensed financial statements.

                            APPLIED MATERIALS, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                      THREE MONTHS ENDED JANUARY 30, 1994
                                (In thousands)


1)   Basis of Presentation
  In the opinion of management, the unaudited consolidated condensed interim financial statements included herein have been prepared on the same basis as the October 31, 1993 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. Certain amounts in the consolidated condensed statement of cash flows for the quarter ended January 31, 1993 have been reclassified to conform with the current quarter's presentation.

2)   Earnings Per Share
  Earnings per share is computed on the basis of the weighted average number of common shares and common equivalent shares from dilutive stock options.

3)   Inventories
  Inventories are stated at the lower of cost or market, with cost determined on the basis of first-in, first-out (FIFO).

  The components of inventories are as follows:

                           January 30, 1994     October 31, 1993
  Customer service spares      $47,506              $45,584
  Systems raw materials         35,746               32,294
  Work-in-process               70,011               57,526
  Finished goods                24,329               19,193
                              $177,592             $154,597

4)   Income Taxes
  Effective November 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109),
  "Accounting for Income Taxes." The Company has adopted SFAS 109 prospectively.

  The adoption of SFAS 109 changes the Company's method of accounting for income taxes from the deferred method, pursuant to APB 11, to an asset and liability approach. Under APB 11, deferred taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes. Under the asset and liability approach of SFAS 109, deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their existing tax bases.

  The cumulative effect of adopting SFAS 109 resulted in a benefit of $7,000, or $0.08 per share, and is reported separately in the Consolidated Condensed Statement of Operations for the quarter ended January 30, 1994.

  Deferred tax assets (liabilities) at November 1, 1993 relate to the following:

  Deferred tax assets:

    Financial accruals not currently tax deductible:
     Inventory                                        $ 13,454
     Warranty and installation                          21,022
     Other                                              19,458
    States income taxes                                  8,135
    Other                                                4,344
    Total deferred tax assets                           66,413

  Deferred tax liabilities:

    Depreciation and other                             (7,193)

  Net deferred tax assets                             $ 59,220

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS



 During the first quarter of fiscal 1994 Applied Materials, Inc. reported record net sales of $340.4 million, up 57.9 percent from first quarter fiscal 1993 sales of $215.6 million. Worldwide new order levels of $438.2 million, including a large order from Hyundai Electronics Ind. Co., Ltd., were received during the quarter, an increase of 89.7 percent from first quarter fiscal 1993 new orders of $231.0 million. The record net sales and orders were the result of customers investing in semiconductor manufacturing equipment in order to increase manufacturing capacity to meet increasing worldwide demand for advanced logic, microprocessor and memory devices.
 Backlog at January 30, 1994 was $458.2 million, up from $365.8 million at the end of fiscal year 1993.

 Results of Operations

 The Company's worldwide net sales growth for the quarter ended
 January 30, 1994 can be attributed primarily to increased unit sales of the Company's single-wafer, multi-chamber systems. Compared with the first quarter of fiscal 1993, Physical Vapor Deposition (PVD), Metal Chemical Vapor Deposition (MCVD), Etch and Ion Implantation sales were all up significantly. Regionally, 57 percent of the Company's net sales for the first quarter of fiscal 1994 were to customers located outside North America compared to 63 percent in the fourth quarter of fiscal 1993 and 55 percent in the comparable 1993 period. While net sales and orders by product and region for the first quarter of fiscal 1994 continue at high levels compared to the prior quarter or prior year comparable quarter, the Company remains cautious about the strength and timing of the Japanese and European economic recoveries, and anticipates that the current high order growth rates from that quarter's prior year comparable quarter will moderate sometime during fiscal 1994. The Company believes the first quarter of fiscal 1994 ratio of bookings to net sales was unusually high, driven by the $80 million order from Hyundai Electronics Ind. Co., Ltd. The Company also believes this unusually high bookings to net sales ratio will decline during fiscal 1994.

 Gross margin as a percent of sales was 45.8 percent for the first quarter of fiscal 1994, an improvement from the 45.1 percent and 42.5 percent gross margins reported in the fourth and first quarters of fiscal 1993, respectively. The continued improvement in gross margin percentage primarily reflects economies of scale in manufacturing and service and support operations as net sales have reached record levels. While the Company may see some continued benefit from economies of scale, past margin trends are not necessarily indicative of future margin performance.

 Operating expenses as a percentage of sales were 27.5 percent for the first quarter of fiscal 1994, relatively flat compared with the fourth quarter of fiscal 1993 rate of 27.3 percent, but down from
 31.5 percent for the comparable prior year period. The improvement demonstrates the Company's intent to hold the operating expense growth rate below current net sales growth rates. There can be no assurance that the Company will be successful in maintaining or improving future operating expenses as a percentage of net sales.

 The Company's effective tax rate for the first quarter of fiscal 1994 was 35 percent, up from 33 percent in fiscal 1993. This increase is due to recently enacted U.S. tax legislation as well as variations in the Company's worldwide income mix and foreign taxes. Management anticipates the 35 percent effective tax rate will continue through fiscal 1994.

 Income before the cumulative effect of an accounting change rose to $37.4 million, or 11.0 percent of net sales, compared to net income of $34.5 million, or 10.5 percent of net sales, in the fourth quarter of fiscal 1993, and net income of $14.7 million, or 6.8 percent of net sales, in the first quarter of fiscal 1993.

 Net income for the first quarter of fiscal 1994 of $44.4 million includes the favorable impact of an accounting change of $7.0 million, or $0.08 per share, from the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The Company adopted SFAS 109 prospectively and the cumulative accounting change is reported separately in the Consolidated Condensed Statement of Operations.

 The Company's future operating results may be affected by inherent uncertainties characteristic of the worldwide semiconductor equipment industry. Such uncertainties include, but are not limited to, the development of new technologies, the anticipated transition to a new generation of microprocessors (i.e. from the Intel 486 to Pentium and Power PC microprocessors), competitive pricing pressures, global economic conditions, and the availability of needed components. Accordingly, recent historical operating results should be only one factor in evaluating the future financial performance of the Company.


 Financial Condition, Liquidity and Capital Resources

 At January 30, 1994, total current assets exceeded total current liabilities by 2.2 times, compared to 2.0 at October 31, 1993. During the first quarter of fiscal 1994 the Company's cash, cash equivalents and short-term investments declined $43.7 million. Cash used for operations since October 31, 1993 totaled $16.1 million, resulting primarily from increased inventory and accounts receivable levels and paydowns of accounts payable and accrued expenses. The increase in accounts receivable was due mainly to increased net sales over the prior quarter. Other uses of cash include investments in facilities and capital equipment of $24.1 million and borrowing reductions of $6.7 million. Capital expenditures are expected to be approximately $130 million for fiscal year 1994. This amount includes funds for the continuation and/or completion of facilities expansion, investments in demonstration and test equipment, information systems and other capital expenditures.

 At January 30, 1994 the Company's principal sources of liquidity consisted of $222.5 million of cash and short-term investments and $127.7 million in available U.S. and foreign credit facilities. The Company's liquidity is affected by many factors, some based on the typical on-going operations of the business and others related to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with the liquidity provided by existing cash balances and current borrowing arrangements, will be sufficient to support operations through fiscal year 1994.

PART II  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended January 30, 1994.

                                   SIGNATURE
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             APPLIED MATERIALS, INC.




February 28, 1994                     By: __\s\ Gerald .F.Taylor_________
                                         Gerald F. Taylor
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and
                                          Accounting Officer)