Form 10-Q
period 1994-05-01
APPLIED MATERIALS INC /DE
filed 1994-06-03
CIK 6951

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-Q

	(MARK ONE)
[  X  ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 1994   or


[       ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
		THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to  _______________

Commission file number   0-6920


APPLIED MATERIALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1655526
(State or other jurisdiction 	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3050 Bowers Avenue, Santa Clara, California	95054-3299
Address of principal executive offices	(Zip Code)

Registrant's telephone number, including area code	(408) 727-5555


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
 subject to such filing requirements for the past 90 days.  Yes  X    No      .

 Number of shares outstanding of the issuer's common stock as of May 1, 1994: 83,402,000




PART I.  FINANCIAL INFORMATION

                            	APPLIED MATERIALS, INC.
                 	CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                	(UNAUDITED)

                                     	Three Months Ended     	Six Months Ended
                                      	May 1,	    May 2,	      May 1,	   May 2,
(In thousands, except per share data)	 1994	       1993	        1994	     1993

Net sales                           	$ 411,332  $	255,692   	$	751,781 	$	471,266

Costs and expenses:
	Cost of products sold		               221,941		  145,176		    406,411		  269,143
	Research, development
 	and engineering		                     43,654	   	33,829      	82,892	   	64,014
	Marketing and selling		                39,370   		25,212	     	73,403		   48,596
	General and administrative		           20,489	   	15,110	     	40,221   		28,566
	Other, net	                             	(541)	   	1,175	        	114	    	2,078

Income from operations	 	               86,419	   	35,190		    148,740	   	58,869

Interest expense		                       3,472		    3,347		      7,120		    6,945
Interest income		                        2,261		    1,483		      4,268	    	3,321
Income from consolidated companies
 before taxes and cumulative effect
 of accounting change		                 85,208		   33,326	    	145,888   		55,245
Provision for income taxes	            	29,823	   	10,998		     51,061	   	18,231

Income from consolidated companies
 before cumulative effect of
 accounting change		                    55,385		   22,328	     	94,827		   37,014
Equity in net loss of joint venture	      	314	        	-	      	2,365	        	-

Income before cumulative effect of
	accounting change	                    	55,071		   22,328		     92,462		   37,014
Cumulative effect of a change in
 accounting for income taxes	               	-		        -		      7,000		        -

Net income                           	$	55,071	  $	22,328	    $	99,462	  $	37,014
Earnings per share*
	Before cumulative effect of
 accounting change	                   $  	0.65	  $  	0.27	    $  	1.10  	$  	0.45
	Net income                          	$  	0.65  	$  	0.27	    $  	1.18	  $  	0.45

Average common shares and
	equivalents*		                         84,761	   	82,034		     83,979	   	81,814

	* 	Retroactively restated for a two-for-one stock split in the form
 		 of a 100% stock dividend effective October 5, 1993.

See accompanying notes to consolidated condensed financial statements.






                           	APPLIED MATERIALS, INC.
                    	CONSOLIDATED CONDENSED BALANCE SHEETS

                                        		  May 1,	           Oct. 31,
(In thousands)		                            	1994	              1993
	ASSETS
 Current assets:
	  Cash and cash equivalents             $   	96,606        $  	119,597
  	Short-term investments                   	232,517           	146,583
  	Accounts receivable, net	                 337,291	           256,020
  	Inventories	                              207,189           	154,597
  	Deferred income taxes                     	66,674	            62,413
  	Other current assets		                     47,748	           	36,706
		Total current assets                      	988,025           	775,916

	Property, plant and equipment, net         	357,495	           327,704
	Other assets		                               15,492	           	16,532
	Total assets	                           $	1,361,012	       $	1,120,152


	LIABILITIES
 AND
	STOCKHOLDERS'
 EQUITY
 Current liabilities:
		Notes payable	                         $    35,671	       $   	41,645
		Current portion of long-term debt	          14,941	             7,017
		Accounts payable and
   	accrued expenses                        	331,625           	282,699
 	Income taxes payable	                       38,022	           	49,167
	Total current liabilities                  	420,259	           380,528

	Long-term debt                             	110,730	           121,076
	Deferred income taxes and
 		other non-current obligations             	24,796		           19,786
	Total liabilities	                         	555,785		          521,390

	Stockholders' equity:
 	Common stock	                                  834               	804
 	Additional paid-in capital	                362,720	           256,429
	 Retained earnings                         	424,692	           325,230
 	Cumulative translation adjustments		        16,981	            16,299
	Total stockholders' equity		                805,227	          	598,762
	Total liabilities and
  	stockholders' equity	                 $	1,361,012	       $	1,120,152

Amounts as of May 1, 1994 are unaudited. Amounts as of October 31, 1993 were obtained from the October 31, 1993 audited financial statements.

See accompanying notes to consolidated condensed financial statements.


                                  APPLIED MATERIALS, INC.
                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                   	Six Months Ended
                                         	       May 1,           	May 2,
 	(In thousands)                                 	1994             	1993
	Cash flows from operating activities:
	Net income                                   	$	99,462          	$	37,014
	Adjustments required to reconcile
	net income to cash flows
	provided by operations:
	Depreciation and amortization	                  23,878	            18,011
	Cumulative effect of a change in
	   accounting for income taxes	                 (7,000)               		-
	Equity in net loss of joint venture             	2,365	                	-
	Changes in assets and liabilities:
 	Accounts receivable	                          (79,577)	          (13,779)
 	Inventories                                  	(52,813)           (16,978)
 	Other current assets                         	(11,722)		          (3,596)
 	Other assets	                                  (1,541)	            	(761)
 	Accounts payable and accrued expenses         	48,450		            1,934
 	Income taxes payable	                          (8,054)	             	(77)
 	Other long-term liabilities		                   4,827		           	1,023
                                             			(81,187)	        		(14,223)
	Cash provided by operations	                   	18,275		           22,791

	Cash flows from investing activities:
 	Capital expenditures	                         (59,592)	          (33,912)
	 Disposition of property, plant  & equipment	    7,365	             1,742
 	Proceeds from short-term investments          	69,917	            56,076
 	Purchases of short-term investments	        	(155,851)		        (109,469)
	Cash used for investing	                     	(138,161)         		(85,563)

	Cash flows from financing activities:
 	Short-term borrowing (repayments), net        	(6,487)            	4,677
	 Long-term debt repayments                     	(2,850)           	(2,848)
	 Sales (repurchases) of common stock, net		    106,321	             	(256)
	Cash provided by financing	                    	96,984             	1,573

	Effect of exchange rate changes on cash	          	(89)	            	(215)
	Decrease in cash and cash equivalents		        (22,991)		         (61,414)
	Cash and cash equivalents
 	at beginning of period	                      	119,597	          	159,453
	Cash and cash equivalents
 	at end of period	                            $	96,606	          $	98,039

Cash payments for interest expense were $6,759 and $6,720 for the six months ended May 1, 1994 and May 2, 1993, respectively. Cash payments for income taxes were $39,092 and $17,116 for the six months ended May 1, 1994 and May 2, 1993, respectively.

See accompanying notes to consolidated condensed financial statements.


                              APPLIED MATERIALS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                           SIX MONTHS ENDED MAY 1, 1994
                                (In thousands)


1)	Basis of Presentation
In the opinion of management, the unaudited consolidated condensed interim financial statements included herein have been prepared on the same basis as the October 31, 1993 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments,necessary to fairly state the information set forth therein. Certain amounts in the consolidated statement of cash flows for the six months ended May 2, 1993 have been reclassified to conform with the current period's presentation.

2)	Earnings Per Share
Earnings per share is computed on the basis of the weighted average number of common shares and common equivalent shares from dilutive stock options.

3)	Inventories
	Inventories are stated at the lower of cost or market, with cost determined on
 the basis of first-in,	first-out (FIFO).

	The components of inventories are as follows:

	                                          May 1, 1994    	October 31, 1993
	Customer service spares                    	$	53,345         	$	45,584
	Systems raw materials                        	42,998           	32,294
	Work-in-process	                              68,768	           57,526
	Finished goods 	                             	42,078          		19,193
                                             $207,189	         $154,597

4)	Income Taxes
Effective November 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." The Company adopted SFAS 109 prospectively.

The adoption of SFAS 109 changes the Company's method of accounting for income taxes from the deferred method, pursuant to APB 11, to an asset and liability approach. Under APB 11, deferred taxes are recognized for income and expense items that are reported in different years for financial reporting purposes. Under the asset and liability approach of SFAS 109, deferred assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their existing tax bases.
The cumulative effect of adopting SFAS 109 resulted in a one-time credit of $7,000, or $0.08 per share, and is reported separately in the
 Consolidated Condensed Statement of Operations for the six month period ended May 1, 1994.

Deferred tax assets (liabilities) at November 1, 1993 relate to the following:

Deferred tax assets:

	Financial accruals not currently tax deductible:
  	Inventory                                   	$	13,454
  	Warranty and installation           	          21,022
  	Other                                        		19,458
	State income taxes                              		8,135
	Other	                                           	4,344
	Total deferred tax assets                      		66,413

 Deferred tax liabilities:

	 Depreciation and other	                        	(7,193)

 Net deferred tax assets                       	$	59,220



APPLIED MATERIALS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS



During the second quarter of fiscal 1994 Applied Materials, Inc. reported record net sales of $411.3 million. New orders of $456.5 million were received during the quarter, driven by increased demand for the Company's Physical
Vapor Deposition (PVD) systems, Ion Implant systems and customer support and spares and continued strong demand for Etch and Chemical Vapor Depositions
(CVD) systems.   Backlog at May 1, 1994 was  $498.8 million.

Results of Operations

The Company's worldwide net sales for the three and six month periods ended May 1, 1994 increased by 61 percent and 60 percent, respectively, from the corresponding periods in fiscal 1993. This growth can be primarily attributed to increased unit sales of the Company's single-wafer, multi-chamber systems and increases in customer support revenues for all
of the regions served by the Company.   Compared with the six months ended
May 2, 1993, PVD, metal Chemical Vapor Deposition (MCVD), Etch and Ion Implant sales were all up significantly. Regionally, 66 percent of the Company's net sales for the second quarter of fiscal 1994 were to customers located outside North America compared to 57 percent in the first quarter of 1994 and 67 percent in the comparable 1993 period. Sales to customers located outside North America represented 62 percent in the first half of 1994 compared to 61 percent in the first half of 1993. Fiscal 1994 year to date sales to customers located in Asia/Pacific (excluding Japan) increased 82 percent from the prior year and accounted for 18 percent of the Company's fiscal 1994 year to date sales, an increase from 15 percent in the comparable fiscal period in 1993. This increase was driven primarily by revenue from systems shipped in the first half of fiscal 1994 in response to a $80 million Hyundai Electronics Co., Ltd. order. Sales to customers in Japan during the three and six month periods ended May 1, 1994 showed significant increases over the comparable periods in fiscal 1993 as DRAM manufacturers began expansions of new eight-inch lines. Sales in Japan represented
27 percent of total 1994 year to date sales compared to 25 percent of fiscal 1993 year to date sales. Fiscal 1994 year to date sales to customers in Europe increased 36 percent over fiscal 1993 year to date sales due to increasing demand for capacity to produce advanced telecommunication devices. The bookings to net sales ratio in the second quarter of fiscal 1994 has declined from the first quarter of fiscal 1994, which was unusually high due to the $80 million order from Hyundai. The Company anticipates that the bookings to net sales ratio will remain positive during the remainder of fiscal 1994.

Gross margin as a percentage of sales for the three and six month periods ended May 1, 1994 increased approximately three percentage points from the corresponding periods in fiscal 1993. The continued improvement in gross margin percentage primarily reflects economies of scale in manufacturing and service and support operations as net sales have reached record levels. Past margin trends are not necessarily indicative of future margin performance.

Operating expenses for the three and six month periods ended May 1, 1994 decreased 4.5 and 4.2 percentage points as a percentage of sales, respectively, compared to the corresponding periods in fiscal 1993. This improvement is driven primarily by the Company's record sales levels.
The Company intends to invest significant funds for facilities expansion, information systems technology and personnel to support higher volumes of business and thus there can be no assurance that the Company will be successful in maintaining or improving future operating expenses as a percentage of sales.

The Company's effective tax rate for the first quarter and first half of fiscal 1994 was 35 percent, up from 33 percent in fiscal 1993. This increase is due to recently enacted U.S. tax legislation as well as variations in the Company's worldwide income mix and foreign taxes. Management anticipates the 35 percent effective tax rate will continue through the end of fiscal 1994.

Net income for the first half of fiscal 1994 of $99.5 million includes the favorable impact of an accounting change of $7.0 million, or $0.08 per share, from the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"(SFAS 109).
The Company adopted SFAS 109 prospectively and the cumulative accounting change is reported separately in the Consolidated Condensed Statement of Operations.

The market served by the Company is characterized by rapid technological change, increasingly precise customer specifications and global service requirements. The Company's future operating results may be affected inherent uncertainties characteristic of the worldwide semiconductor equipment include, but are not limited to, the development of new technologies, the anticipated transition to a new generation of microprocessors, competitive pricing pressures, global economic conditions, and the availability of needed components. Accordingly, recent historical operating results should be only one factor in evaluating the future financial performance of the Company.

Financial Condition, Liquidity and Capital Resources

The Company's financial condition at May 1, 1994 remained strong. Total current assets exceeded total current liabilities by 2.4 times, compared to 2.0 at October 31, 1993. During the first two quarters of fiscal 1994, cash, cash equivalents, and short-term investments increased $62.9 million, due primarily to the Company's sale of 2.3 million shares of common stock in the second quarter of fiscal 1994. Cash provided by operations since October 31, 1993 totaled $18.3 million, resulting primarily from net income and increases in accounts payable and accrued expenses, partially offset by increased inventory and accounts receivable levels. The increase in accounts receivable was due to increased net sales over the prior period. Inventory levels have increased in order to fulfill customer orders scheduled for delivery in the third quarter of fiscal 1994. Other uses of cash include investments in facilities and capital equipment of $59.6 million and borrowing reductions of $9.3 million. Capital expenditures are expected to be approximately $180 million for fiscal year 1994. This amount has increased due to greater than anticipated growth requiring additional funds for facilities expansion, investments in demonstration and test equipment, information systems and other capital expenditures. The Company must continue to manage its manufacturing capacity to ensure that customer demands will be met.

At May 1, 1994, the Company's principal sources of liquidity consisted of $329.1 million of cash and short-term investments and $130.4 million in available U.S. and foreign credit facilities. In addition, the Company filed a shelf registration with the Securities and Exchange
Commission during the second quarter of fiscal 1994 for the sale of common stock and issuance of debt securities. The sale of 2.3 million shares of common stock occurred in the second quarter of fiscal 1994 and no assurances can be given that the sale of debt securities will occur. The Company's liquidity is affected by many factors, some based on the typical on-going operations of the business and others related to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with the liquidity provided by existing cash balances and current borrowing arrangements, will be sufficient to support operations through fiscal year 1994.








PART II  OTHER INFORMATION

Item 1. 	Legal Proceedings

	In the first of two lawsuits filed by the Company against Advanced Semiconductor Materials, Inc., Epsilon Technology, Inc. (doing business as ASM Epitaxy) and Advanced Semiconductor Materials International
 N.V. (the defendants, together, hereafter referred to as "ASM"), described in the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1993, Judge William Ingram of the United States District Court for the Northern District of California in San Jose issued his decision from the trial which had concluded in August 1993.
 Judge Ingram found that, of the five patents which the Company had asserted against the ASM Epsilon One epitaxial reactor, three patents are infringed, one is not infringed, and one is invalid. Of the patents which the court found are infringed, two remain effective until 2002 and 2005, respectively, and one is expired. The Company is seeking an injunction against further sales of the Epsilon One by ASM. ASM is expected to appeal the Court's decision and seek a stay of any injunction which may be issued. The damages to which the Company is entitled as a result of ASM's infringement, as well as ASM's counterclaims, will be decided at a later date in separate proceedings. The Company believes that ASM's counterclaims are not meritorious in view of the Court's decision that the Company's patents are infringed.

	In the second of the two suits filed by the Company against ASM described in the Company's 10-K for fiscal year 1993, the Company was successful in obtaining an order of the Court dismissing, striking, or eliminating from the suit, certain affirmative defenses and counterclaims asserted by ASM. The dismissed defenses and counter claims alleged that the Company obtained the patent which it is asserting against ASM in this suit by "inequitable conduct." The Court ruled as a matter of law that the Company did not engage in inequitable conduct.

Item 4.	Submission of Matters to a Vote of Security-Holders.

The Annual Meeting of Stockholders was held March 3, 1994 in Santa Clara, California. All nine incumbent directors were re-elected without opposition to serve another one year term in office. In addition, Michael Armacost was elected to the Board of Directors. The result of this election was as follows:

	Name of Director 			         	Votes For	       	Votes Withheld

	James C. Morgan	             56,627,066	          279,874
	James W. Bagley             	56,627,282          	279,658
	Dan Maydan                  	56,627,262	          279,678
	Michael Armacost	            56,627,282          	279,658
	Herbert M. Dwight, Jr.	      56,627,282          	279,658
	George B. Farnsworth         56,626,694          	280,246
	Philip V. Gerdine           	56,627,282          	279,658
	Paul R. Low	                 56,624,682	          282,258
	Alfred J. Stein             	56,627,182          	279,758
	Hiroo Toyoda	                56,627,282          	279,658

On a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized Common Shares to 200,000,000, there were 53,917,924 votes cast in favor of this measure and 2,725,660 votes cast against it. There were 263,356 abstentions and no broker non-votes.

Item 6.	Exhibits and Reports on Form 8-K

	a)   Exhibits are numbered in accordance with the Exhibit Table of Item 601 of
      Regulation 	S-K:

		10.16		The 1985 Stock Option Plan for Non-Employee Directors, as amended
				to December 8, 1993.

		10. 17		Amendment No. 2 to the Applied Materials, Inc. Executive Deferred
				Compensation Plan, dated May 9, 1994.

	b) No reports on Form 8-K were filed by the Company during the quarter ended May 1, 1994.





SIGNATURE
	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




			       APPLIED MATERIALS, INC.




June 2, 1994		                    By:/s/Gerald F. Taylor____
                                     	Gerald F. Taylor
                                     	Senior Vice President and
                                     	Chief Financial Officer
                                     	(Principal Financial Officer)



                               			By:/s/Michael K O'Farrell___
                                     Michael K. O'Farrell
                                    	Corporate Controller
                                    	(Principal Accounting Officer)




INDEX TO EXHIBITS

Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

10.16	The 1985 Stock Option Plan for Non-Employee Directors, as
	amended to December 8, 1993.	                                      14

10.17	Amendment No. 2 to the Applied Materials, Inc. Executive Deferred
	Compensation Plan, dated May 9, 1994.	                             30