Form 10-Q
period 1994-07-31
APPLIED MATERIALS INC /DE
filed 1994-09-12
CIK 6951

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                               FORM 10-Q

            (MARK ONE)
  [  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended July 31, 1994   or

  [       ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _______________  to  _______________

  Commission file number   0-6920


                        APPLIED MATERIALS, INC.
        (Exact name of registrant as specified in its charter)

  Delaware                             94-1655526
  (State or other jurisdiction         (I.R.S. Employer
  of incorporation or organization)    Identification No.)

  3050 Bowers Avenue, Santa Clara, California               95054-
  3299
  Address of principal executive offices  (Zip Code)

  Registrant's telephone number, including area code     (408) 727-
  5555

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
  requirements for the past 90 days.  Yes  X    No      .

  Number of shares outstanding of the issuer's common stock as of July 31, 1994: 83,734,000

                    PART I.  FINANCIAL INFORMATION

                        APPLIED MATERIALS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                Three Months Ended    Nine Months Ended
                                July 31,   Aug. 1,    July 31,  Aug. 1,
(In thousands, except            1994      1993         1994     1993
  per share data)
Net sales                      $ 440,228  $ 281,370 $1,192,009 $752,636

Costs and expenses:
  Cost of products sold          234,656    155,398    641,067  424,541
  Research, development
   and engineering                52,494     37,058    135,386  101,072
  Marketing and selling           39,851     27,056    113,254   75,652
  General and administrative      20,279     16,585     60,500   45,151
  Other, net                         701      1,365        815    3,443
Income from operations            92,247     43,908    240,987  102,777

Interest expense                   3,659      3,373     10,779   10,318
Interest income                    2,946      1,514      7,214    4,835
Income from consolidated companies
  before taxes and cumulative
  effect of accounting change     91,534     42,049    237,422   97,294
Provision for income taxes        32,036     13,876     83,097   32,107
Income from consolidated companies
  before cumulative effect of
  accounting change               59,498     28,173    154,325   65,187
Equity in net loss of joint
  venture                          1,362          -      3,727        -
Income before cumulative effect of
  accounting change               58,136     28,173    150,598   65,187
Cumulative effect of a change in
  accounting for income taxes          -          -      7,000        -

Net income                     $  58,136  $  28,173  $ 157,598   $65,187
Earnings per share*
  Before cumulative effect of
    accounting change          $    0.68  $    0.34  $    1.78   $  0.79
  Net income                   $    0.68  $    0.34  $    1.86   $  0.79

Average common shares and
  equivalents*                    86,033     82,532    84,654    82,056

     * Retroactively restated for a two-for-one stock split in the form of a 100% stock dividend effective October 5, 1993.

              See accompanying notes to consolidated condensed financial statements.

                             APPLIED MATERIALS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS*

                                            July 31,       Oct. 31,
(In thousands)                                1994           1993

                                   ASSETS
Current assets:
                 Cash and cash equivalents   $73,509       $119,597
                 Short-term investments      214,503        146,583
                 Accounts receivable, net    394,214        256,020
                 Inventories                 243,956        154,597
                 Deferred income taxes        67,894         62,413
                 Other current assets         43,783         36,706
               Total current assets        1,037,859        775,916

               Property, plant and
                 equipment, net              411,211        327,704
               Other assets                   17,606         16,532
               Total assets               $1,466,676     $1,120,152

                  LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
                 Notes payable               $44,737        $41,645
                 Current portion of
                   long-term debt             15,392          7,017
                 Accounts payable and
                   accrued expenses          352,359        282,699
                 Income taxes payable         43,276         49,167
               Total current liabilities     455,764        380,528

                 Long-term debt              112,295        121,076
                 Deferred income taxes and
                  other non-current
                  obligations                 25,124         19,786
               Total liabilities             593,183        521,390

Stockholders' equity:
                 Common stock                    837            804
                 Additional paid-in capital  363,257        256,429
                 Retained earnings           482,827        325,230
                 Cumulative translation
                   adjustments                26,572         16,299
               Total stockholders' equity    873,493        598,762
               Total liabilities and
                 stockholders' equity     $1,466,676     $1,120,152

                *Amounts as of July 31, 1994 are unaudited.
                Amounts as of October 31, 1993 were obtained from the October 31, 1993 audited financial statements.

                See accompanying notes to consolidated condensed financial statements.

                        APPLIED MATERIALS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                               Nine Months Ended
                                              July 31,      Aug.1,
          (In thousands)                        1994         1993

       Cash flows from operating activities:
       Net income                            $157,598       $65,187
       Adjustments required to reconcile
        net income to cash flows
        provided by operations:
        Depreciation and amortization          42,223        27,459
        Cumulative effect of a change in
           accounting for income taxes         (7,000)            -
        Equity in net loss of joint venture     3,727             -
        Changes in assets and liabilities:
          Accounts receivable                (125,005)      (40,613)
          Inventories                         (81,181)      (35,827)
          Other current assets                 (6,353)       (8,751)
          Other assets                         (3,399)         (908)
          Accounts payable and
            accrued expenses                   57,860        41,976
          Income taxes payable                 (3,799)        4,211
          Other long-term liabilities           4,441         1,409
                                             (118,486)      (11,044)
       Cash provided by operations             39,112        54,143

       Cash flows from investing activities:
        Capital expenditures                 (121,363)      (56,435)
        Proceeds from short-term investments  115,114       114,180
        Purchases of short-term investments  (183,034)     (189,755)
       Cash used for investing               (189,283)     (132,010)

       Cash flows from financing activities:
        Short-term borrowing (repayments), net    236        (3,989)
        Long-term debt borrowing                    -         5,505
        Long-term debt repayments              (3,863)       (5,835)
        Sales of common stock, net            106,861         1,107
       Cash provided by financing             103,234        (3,212)
       Effect of exchange rate changes
        on cash                                   849          (310)
       Decrease in cash and cash equivalents  (46,088)      (81,389)
       Cash and cash equivalents
        at beginning of period                119,597       159,453
       Cash and cash equivalents
        at end of period                      $73,509       $78,064

         Cash payments for interest expense were $8,355 and $8,006 for the nine months ended July 31, 1994 and August 1, 1993, respectively.
         Cash payments for income taxes were $63,264 and $27,039 for the nine months ended July 31, 1994 and August 1, 1993, respectively.

               See accompanying notes to consolidated condensed financial statements.

                        APPLIED MATERIALS, INC.
   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                    NINE MONTHS ENDED JULY 31, 1994
                            (In thousands)


1) Basis of Presentation
  In the opinion of management, the unaudited consolidated interim financial statements included herein have been prepared on the same basis as the October 31, 1993 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. Certain amounts in the consolidated statement of cash flows for the nine months ended August 1, 1993 have been reclassified to conform with the current year's presentation.

2) Earnings Per Share
  Earnings per share is computed on the basis of the weighted average number of common shares and common equivalent shares from dilutive stock options.

3) Inventories
  Inventories are stated at the lower of cost or market, with cost determined on the basis of first-in, first-out (FIFO).

  The components of inventories are as follows:

                               July 31, 1994    October 31, 1993
  Customer service spares      $61,174             $45,584
  Systems raw materials         60,614              32,294
  Work-in-process               90,429              57,526
  Finished goods                31,739              19,193
                              $243,956            $154,597

4)   Income Taxes
    Effective November 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS
    109), "Accounting for Income Taxes." The Company adopted SFAS 109 prospectively.

                        APPLIED MATERIALS, INC.
   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                    NINE MONTHS ENDED JULY 31, 1994
                            (In thousands)
4) Income Taxes, continued,
  The adoption of SFAS 109 changes the Company's method of accounting for income taxes from the deferred method, pursuant to APB 11, to an asset and liability approach. Under APB 11, deferred taxes are recognized for income and expense items that are reported in different years for financial reporting purposes. Under the asset and liability approach of SFAS 109, deferred assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their existing tax bases.

  The cumulative effect of adopting SFAS 109 resulted in a one-time credit of $7,000, or $0.08 per share, and is reported separately in the Consolidated Condensed Statement of Operations for the nine month period ended July 31, 1994.

  Deferred tax assets (liabilities) at November 1, 1993 relate to the following:

  Deferred tax assets:
    Financial accruals not currently tax deductible:
      Inventory                                   $13,454
      Warranty and installation                    21,022
      Other                                        19,458
    State income taxes                              8,135
    Other                                           4,344
    Total deferred tax assets                      66,413

  Deferred tax liabilities:

      Depreciation and other                       (7,193)


  Net deferred tax assets                         $59,220


5)   Notes Payable
     On August 1, 1994, the Company's $50,000 revolving credit agreement expired and was extended through the completion of a new agreement. On September 8,1994, the Company completed a new $125,000 revolving credit agreement in the U.S. with a group of eight banks. The agreement includes facility fees, allows for borrowings at rates including the lead bank's prime reference rate, requires compliance with certain financial covenants and expires in September 1998.

                        APPLIED MATERIALS, INC.
   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                    NINE MONTHS ENDED JULY 31, 1994


6)   Long-Term Debt
     On September 1,1994, the Company issued $100 million in ten year non-callable Senior Notes bearing interest at 8% and maturing on September 1, 2004. The notes were priced at 99.269 percent to yield 8.108%. The notes contain certain financial covenants that include limitations on additional borrowings by U.S. subsidiaries, liens placed on assets, and sale and leaseback transactions.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS



For the third quarter of fiscal 1994 Applied Materials, Inc. reported record net sales of $440.2 million. New orders of $503.7 million were received during the quarter, driven by increased demand for the Company's Physical Vapor Deposition (PVD) systems, Chemical Vapor Deposition (CVD) systems and High Temperature Film (HTF) systems and continued strong demand for Metal Chemical Vapor Depositions (MCVD) systems and customer support and spares. Backlog at July 31, 1994 was $560.9 million.

Results of Operations

The Company's worldwide net sales for the three and nine month periods ended July 31, 1994 increased by 56 percent and 58 percent, respectively, from the corresponding periods in fiscal 1993. This growth can be primarily attributed to increased unit sales of the Company's single-wafer, multi-chamber systems and increases in customer support revenues for all of the regions served by the
Company. Compared with the nine months ended August 1, 1993, Implant systems, PVD systems, Etch systems, MCVD systems and customer support and spares sales were all up significantly. Regionally, 61 percent of the Company's net sales for the third quarter of fiscal 1994 were to customers located outside North America compared to 63 percent in the comparable 1993 period. Sales to customers located outside North America represented 62 percent in the first three quarters of 1994 and 1993. Fiscal 1994 year to date sales to customers located in Asia/Pacific (excluding Japan) increased 65 percent from the prior year and accounted for 16 percent of the Company's fiscal 1994 and
1993 year to date sales. This increase in year to date sales was driven primarily by sales to Korean DRAM manufacturers and sales to companies in Taiwan and Singapore making investments in logic and foundry facilities. Sales to customers in Japan during the three and nine month periods ended July 31, 1994 showed increases of 47 percent and 61 percent, respectively, over the comparable periods in fiscal 1993 as DRAM manufacturers began expansions of new eight-inch lines. Sales in Japan represented 27 percent of total fiscal 1994 year to date sales compared to 26 percent of fiscal 1993 year to date sales. Fiscal 1994 year to date sales to customers in Europe increased 47 percent over fiscal 1993 year to date sales due to increasing demand for capacity to produce advanced telecommunication devices and consumer products. Although the Company has experienced high growth rates for more than two years, the Company's expectation is that such rates will moderate due to projected slower growth in capacity driven demand for semiconductor production equipment.


Gross margin as a percentage of sales for the three and nine month periods ended July 31, 1994 increased approximately two and three percentage points, respectively, from the corresponding periods in fiscal 1993. The continued improvement in gross margin percentage primarily reflects economies of scale in manufacturing and service and support operations as net sales reached record levels. However, past margin trends are not necessarily indicative of future margin performance.

Operating expenses for the three and nine month periods ended July 31, 1994 decreased approximately three and four percentage points, respectively, as a percentage of sales compared to the corresponding periods in fiscal 1993. This improvement was driven primarily by the Company's record sales levels. The Company intends to continue investing funds for facilities expansion, information systems technology and personnel to support higher volumes of business and thus the Company's expectation is that operating expenses as a percentage of sales will increase in the fourth quarter of fiscal 1994.

The Company's effective tax rate for the third quarter and first three quarters of fiscal 1994 was 35 percent, up from 33 percent in fiscal 1993. This increase is due to recently enacted U.S. tax legislation as well as variations in the Company's worldwide income mix and foreign taxes. Management anticipates the 35 percent effective tax rate will continue through the end of fiscal 1994.

Net income of $157.6 million for the nine month period ended July 31, 1994 includes the favorable impact of an accounting change of $7.0 million, or $0.08 per share, from the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"(SFAS 109). The Company adopted SFAS 109 prospectively and the cumulative accounting change is reported separately in the Consolidated Condensed Statements of Operations.

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

Financial Condition, Liquidity and Capital Resources

The  Company's  financial condition at July 31, 1994 remained  strong.
Total current assets at July 31, 1994 were 2.3 times total current liabilities, compared to 2.0 at October 31, 1993. During the first three quarters of fiscal 1994, cash, cash equivalents, and short-term investments increased $22 million. Cash provided by operations since October 31, 1993 totaled $39.1 million, resulting primarily from net income and increases in accounts payable and accrued expenses, offset by increased inventory and accounts receivable levels. The increase in accounts receivable was due to increased net sales over the prior period. Inventory levels have increased in order to fulfill customer orders scheduled for delivery in the fourth quarter of fiscal 1994. Other uses of cash include investments in facilities and capital equipment of $121.4 million and net borrowing reductions of $3.6 million. Capital expenditures are expected to be approximately $180 million for fiscal year 1994. This amount is higher than originally planned due to greater than anticipated growth requiring additional funds for facilities expansion, investments in demonstration and test equipment, information systems and other capital expenditures. The Company is continuing to manage its manufacturing capacity to ensure that customer demands will be met. Cash provided by financing activities included proceeds from the sale of 2.3 million shares of the Company's common stock in the second quarter of fiscal 1994.

At July 31, 1994, the Company's principal sources of liquidity consisted of $288 million of cash and short-term investments and $128.7 million in available U.S. and foreign credit facilities. In addition, the Company filed a shelf registration with the Securities and Exchange Commission during the second quarter of fiscal 1994 for the sale of common stock and issuance of debt securities. The Company received $111.0 million from the sale of 2.3 million shares of common stock in the second quarter of fiscal 1994 and $98.6 million from the issuance of Senior notes on September 1, 1994. The Company's liquidity is affected by many factors, some based on the on-going operations of the business and others related to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with the liquidity provided by existing cash balances and current borrowing arrangements, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the balance of fiscal 1994 and throughout fiscal 1995.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

       In  the  first  of  two  lawsuits filed  by  the  Company
       against Advanced Semiconductor Materials, Inc., Epsilon Technology, Inc. (doing business as ASM Epitaxy) and Advanced Semiconductor Materials International N.V. (the defendants, together, hereafter referred to as "ASM"), described in the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1993 and in the Company's Form 10-Q for the quarter ended May 1, 1994, Judge William Ingram of the United States District Court for the Northern District of California in San Jose issued an injunction against ASM's sale and use of the ASM Epsilon I epitaxial reactor in the United States, but also granted a stay of the injunction pending an appeal by ASM of the Court's earlier decision that the Epsilon I infringes certain of the Company's patents. The stay order requires that ASM pay a fee, as a security for the Company's interests, for each Epsilon I sold by ASM in the U.S after the date of the injunction. ASM has filed a Notice of Appeal. Judge Whyte of the same Court separately ruled that the proceedings to resolve the issues of damages and willful infringement, which had been bifurcated for separate trial, will be stayed pending ASM's appeal of the infringement issue.

Item 6.   Exhibits and Reports on Form 8-K.

        a)  Exhibits are numbered in accordance with the Exhibit
   Table of Item 601 of Regulation S-K:

       10.18     Applied Komatsu Technology, Inc. 1994 Executive
   Incentive Stock Purchase Plan, together with forms of Promissory Note, 1994 Executive Incentive Stock Purchase Agreement, and Loan and Security Agreement.

       b) No reports on Form 8-K were filed by the Company during the quarter ended July 31, 1994.

                              SIGNATURES

    Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             APPLIED MATERIALS, INC.



September 12, 1994                       By: \ s\Gerald F.Taylor
                                         Gerald F. Taylor
                                         Senior Vice President
                                          and Chief Financial Officer
                                         (Principal Financial Officer)



                                         By: \ s\Michael K. O'Farrell
                                         Michael K. O'Farrell
                                         Corporate Controller
                                         (Principal Accounting Officer)

                           INDEX TO EXHIBITS


 Exhibits are numbered in accordance with the Exhibit Table  of
 Item 601 of Regulation S-K:



                                                                    Page

10.18      Applied   Komatsu  Technology,  Inc.  1994  Executive      14
           Incentive Stock Purchase Plan, together with forms of
           Promissory Note, 1994 Executive Incentive Stock
           Purchase Agreement, and Loan and Security Agreement.