Form 10-K
period 1994-10-30
APPLIED MATERIALS INC /DE
filed 1994-12-21
CIK 6951

                                      1994
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K
                                    Mark one
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended OCTOBER 30, 1994

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to  ______________
COMMISSION FILE NUMBER   0-6920

                            APPLIED MATERIALS, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                                                 94-1655526
(State or other jurisdiction                                                             (I.R.S. Employer
of incorporation or organization)                                                        Identification No.)
3050 BOWERS AVENUE, SANTA CLARA, CALIFORNIA                                              95054
Address of principal executive offices                                                   (Zip Code)
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE                                       (408) 727-5555

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
             Title of class                                     Name of each exchange on which registered
             --------------                                     -----------------------------------------
                 None                                                             None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
             Common Stock, $.01 par value                                      NASDAQ


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No        .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [     ]

Aggregate market value of the voting stock held by non affiliates of the registrant as of November 1, 1994: $4,138,522,014

Number of shares outstanding of the issuer's Common Stock, $.01 par value, as of November 1, 1994: 84,119,287.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of Applied Materials 1994 Annual Report for the year ended October 30, 1994 are incorporated by reference into Parts I , II and IV of this Form 10-K. Portions of the definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on March 14, 1995 are incorporated by reference into
Part III of this Form 10-K.

Index of Exhibits on pages 29 through 31.

                                   1 of 217

                                     PART I

ITEM 1:  BUSINESS

         Organized in 1967, Applied Materials, Inc. ("Applied Materials" or the "Company") develops, manufactures, markets and services semiconductor wafer fabrication equipment and related spare parts. The Company's worldwide customers include both companies which manufacture semiconductor devices for use in their own products and companies which manufacture semiconductor devices for sale to others. Applied Materials operates exclusively in the semiconductor wafer fabrication equipment industry. The Company is also a fifty percent stockholder in Applied Komatsu Technology, Inc., which produces thin film transistor manufacturing systems for active-matrix liquid crystal displays.


PRODUCTS
         Applied Materials' products are sophisticated systems requiring state-of-the-art technology in wafer processing chemistry and physics, particulate management, automation, process control and software. Many of these technologies are complementary and can be applied across all of the Company's products. The Company's products provide enabling technology, productivity and yield enhancements to semiconductor manufacturers. The Company's products are used to fabricate semiconductor devices on a substrate of semiconductor material (usually silicon). Finished devices consist of thin film layers which can form anywhere from one to millions of tiny electronic components that combine to perform desired electrical functions. The fabrication process must control film and feature quality to ensure proper device performance while meeting yield and throughput goals. The Company currently manufactures equipment that addresses three steps in wafer fabrication: deposition, etch and ion implantation.

Single-wafer, multichamber architecture.
         Recognizing the trend toward more stringent process requirements and larger wafer sizes, Applied Materials developed a single-wafer, multichamber system called the Precision 5000. The Company introduced the Precision 5000 with dielectric Chemical Vapor Deposition (CVD) processes in 1987, etch processes in 1988 and CVD tungsten processes (WCVD) in 1989. The Precision 5000's single-wafer, multichamber architecture which features several processing chambers, each of which is attached to a central handling system, is designed for both serial and integrated processing. The Precision 5000's integrated processing capability makes it possible to perform multiple process steps without the wafer leaving a controlled environment, thus reducing the risk of particulate contamination. The Company leveraged its expertise in single-wafer, multichamber architecture to develop an evolutionary platform called the Endura 5500 PVD (physical vapor deposition) in 1990 featuring a staged, ultra-high vacuum architecture for the rapid sputtering of aluminum and other metal films used to form the circuit interconnections on advanced devices. In October 1991, the Company announced its second-generation Precision 5000 system, the Precision 5000 Mark II, with numerous enhancements to the platform, process chambers and remote support equipment. The Precision 5000 Mark II is used to manufacture advanced devices, such as 16 megabit DRAMs (Dynamic Random Access Memories), on wafers up to 200mm (8-inch) in diameter. In September 1992, the Company announced its latest generation single-wafer, multichamber platform, the Centura, to target the high temperature thin films market as well as future process applications with 0.5 micron and below specifications. The Company has shipped more than 2,000 multichamber platforms and more than 6,000 process chambers. For the fiscal year ended October 30, 1994, sales of the Company's single-wafer, multichamber systems accounted for approximately 86% of systems revenue.

Deposition.
         A fundamental step in semiconductor fabrication, deposition is the process of layering either electrically insulating (dielectric) or electrically conductive material on the wafer. Applied Materials currently participates in chemical vapor deposition (CVD), physical vapor deposition (PVD), and epitaxial and polysilicon deposition.

                 CVD. Chemical vapor deposition deposits thin films (insulators, conductors and semiconductors) from gaseous sources. In 1987, the Company introduced the Precision 5000 CVD which performs a broad range of deposition processes utilizing up to four individual chambers on a single system. In 1989, the Company entered the market for metal CVD with a new system for blanket tungsten deposition, the Precision 5000 WCVD. This system is based on the single-wafer, multichamber Precision 5000 CVD system architecture and is designed to reduce operating costs for tungsten deposition and to produce high-quality tungsten films for interconnect applications in advanced semiconductor devices. In 1990, the Company introduced integrated tungsten plug fabrication capability by combining its blanket tungsten CVD deposition and etchback capabilities onto the same system. In 1991, the Company introduced tungsten silicide capabilities and in 1993, titanium nitride (TiN) capabilities to further extend the Precision 5000 platform offerings. The Company released its newest generation of sub-atmospheric process technology on the Precision 5000 Mark II CVD platform in April 1994, addressing 0.35 micron applications. In May 1994, the Company introduced a new multi-platform chamber for blanket tungsten deposition on wafers up to 200mm (8 inch) in diameter.

                 PVD. Physical vapor deposition sputters metals on wafers during semiconductor fabrication. Unlike CVD, the sources of the deposited materials are solid sources of the films to be deposited. Applied Materials entered the PVD market in April 1990 with the Endura PVD system. The system utilizes a modular, single-wafer, multichamber platform which accommodates ultra-high vacuum (UHV) processes like PVD, and conventional high-vacuum processes like CVD and etch. In July of 1993, the Company introduced the Endura High Productivity (HP) PVD system, an enhanced version of the Endura PVD system. In November 1993, the Centura HP PVD was introduced in order to offer customers a choice of platforms using the Company's PVD technology.

                 Epitaxial and polysilicon deposition. Epitaxial and polysilicon deposition involve depositing a layer of high-quality, silicon-based compounds on the surface of the silicon wafer. The epitaxial layer forms the base of some types of integrated circuits. In 1989, the Company introduced the Precision 7700 Epi system for advanced silicon deposition. The 7700 system extends the capabilities of radiantly-heated "barrel" technology and incorporates fully-automated wafer handling as well as many features for particulate control. In September 1992, the Company announced the Centura Poly, a single-wafer, multichamber platform targeted at the high-temperature thin film deposition of polysilicon on wafers up to 200mm (8 inch) in diameter. The Centura Epi system, which deposits epitaxial silicon, was announced in March 1993. In December 1993, the Company launched the Polycide Centura which combines chambers for polysilicon and tungsten silicide deposition on the Centura platform.

Etch.
         Before etch processing begins, a wafer is patterned with photoresist during photolithography. Etching then selectively removes material from areas which are not covered by the photoresist pattern. Applied Materials entered the etch market in 1981 with the introduction of the AME 8100 etch system, which utilized a batch process technology for dry plasma etching. In 1985, the Company introduced the Precision Etch 8300, which featured improved levels of automation and particulate control. The Company continues to sell the Precision Etch 8300 product and has shipped approximately 825 systems. Applied Materials' first single-wafer, multichamber system for the dry etch market was the Precision 5000 Etch, introduced in 1988. In 1990, the Company introduced a metal etch system based on the Precision 5000 architecture which provides single-wafer, aluminum etch capabilities. In July 1993, the Company introduced its next generation etch system, the Omega Centura, designed for critical oxide etch applications requiring sub-0.5 micron design rules. This announcement was followed by the October 1993 introduction of the Precision 5000 Mark II Etch MxP, a new model of the Precision 5000-series etch system with several enhancements including process capability for 0.35 micron applications. In July 1994, Applied Materials introduced the Metal Etch MxP Centura, which combines sub-0.5 micron process technology with improved throughput.

Ion Implantation.
         During ion implantation, silicon wafers are bombarded by a high-velocity beam of electrically charged ions. These ions penetrate the wafer at selected sites and change the electrical properties of the implanted area. Applied Materials entered the high-current portion of the implant market in 1985 with the Precision Implant 9000 and introduced the Precision Implant 9200 in 1988. In 1989, the Company added enhancements to the 9200 series including a new option for automated selection of implant angles, and new hardware/software options that enable customers to perform remote monitoring and diagnostics. In 1991, the Company announced an enhanced version of its high-current ion implanter and designated it the Precision Implant 9200XJ. In November 1992, the Company introduced a new high-current ion implantation system, the Precision Implant 9500, to address the production of high-density semiconductor devices, such as 16 megabit and 64 megabit memory devices and advanced microprocessors.

CUSTOMER SERVICE AND SUPPORT
         The customer requirement for high yields of integrated circuits during the manufacturing process requires that semiconductor wafer fabrication equipment operates reliably, with maximum uptime and within very precise tolerances. Applied Materials installs its equipment and provides warranty service worldwide through offices located in the United States, Japan, Europe and the Asia-Pacific region (Korea, Taiwan, China and Singapore). Applied Materials maintains 54 service/sales offices worldwide, with 15 offices in Japan, 9 offices in Europe, 8 offices in the Asia/Pacific region, and the remainder in the United States. The Company offers a variety of service contracts to customers for maintenance of installed equipment and provides a comprehensive training program for all customers.

BACKLOG
         At October 30, 1994, the Company's backlog totaled $715.2 million, compared to $365.8 million at October 31, 1993. The Company expects to fill the present backlog of orders during fiscal 1995.

MANUFACTURING, RAW MATERIALS AND SUPPLIES
         The Company's manufacturing activities consist primarily of assembling various commercial and proprietary components into finished systems, principally in the United States, with additional operations in England and Japan. Production requires some raw materials and a wide variety of mechanical and electrical components, which are manufactured to the Company's specifications. Multiple commercial sources are available for most components. The Company has consolidated the number of sources for several key purchased items for purposes of improving its position with its suppliers, resulting in higher levels of on-time delivery, lower inventory levels and better pricing to the Company. There have been no significant delays in receiving components from sole source suppliers; however, the unavailability of any of these sources could disrupt scheduled deliveries to customers.

MARKETING AND SALES
         Because of the highly technical nature of its products, the Company markets its products worldwide through a direct sales force, with sales, service and spare parts offices in the United States, Japan, Europe and the Asia-Pacific region. For the fiscal year ended October 30, 1994, sales to customers in the United States, Japan, Europe and Asia-Pacific accounted for approximately 37%, 27%, 18% and 18%, respectively, of the Company's net sales. For the fiscal year ended October 31, 1993, sales to customers in the United States, Japan, Europe and Asia-Pacific accounted for approximately 38%, 25%, 20% and 17%, respectively, of the Company's net sales. The Company's business is not considered to be seasonal in nature, but it is subject to the capital equipment expenditure patterns of major semiconductor manufacturers which are based on many factors including anticipated market demand for integrated circuits, the development of new technologies and global economic conditions.

RESEARCH AND DEVELOPMENT
        The market served by the Company is characterized by rapid technological change. The Company's research and development efforts are global in nature. Engineering organizations are located in the United States, England, Israel and Japan, with process support and customer demonstration laboratories in the United States, England and Japan. In 1991, the Company announced the opening of an expanded technology center in Narita, Japan. In 1994, the Company announced plans to build and operate technology centers in South Korea and Taiwan. The Company also operates a technology center in Israel which is being used to develop controller configuration and software tools for its semiconductor processing systems. Applied Materials' research and development activities are primarily directed toward the development of new wafer processing systems and new process applications for existing products. Applied Materials works closely with its global customers to design its systems to meet its customers' planned technical and production requirements.

COMPETITION
         The global semiconductor equipment industry is highly competitive and is characterized by rapid technological advancements and demanding worldwide service requirements. Each of the Company's products competes in markets defined by the particular wafer fabrication process it performs. There are several companies that compete with Applied Materials in each of these markets. Competition is based on many factors, primarily technological advancements, productivity and cost-effectiveness, customer support, contamination control, and overall product quality. Management believes that the Company's competitive advantage in each of its served markets is based on the ability of its products and services to address customer requirements as they relate to these competitive factors.

         Applied Materials is a principal supplier in each of its served markets. The Company faces strong competition throughout the world from other semiconductor equipment manufacturers as well as semiconductor manufacturers who design and produce fabrication equipment for their own internal uses and, in some cases, for resale. Management believes that the Company is a strong competitor with respect to its products, services and resources. However, new products, pricing pressures, and other competitive actions from both new and existing competitors could adversely affect the Company's market position.

JOINT VENTURE
         In September 1991, the Company announced its plans to develop thin film transistor (TFT) manufacturing systems for Active-Matrix Liquid Crystal Displays (AMLCDs). The AMLCD market currently includes screens for laptop, notebook and palmtop computers and instrument displays, and the Company believes that this market in the future may include high-resolution workstations and high definition television (HDTV). In September 1993, a joint venture company was formed with Applied Materials, Inc. and Komatsu Ltd. of Japan sharing a 50-50 ownership of the joint venture. The joint venture, Applied Komatsu Technology, Inc. (AKT), is accounted for using the equity method. The Company's management believes that systems developed by AKT have the potential to lower the manufacturing costs of AMLCDs. The Company has granted to AKT an exclusive license to use the Company's intellectual property to develop, make, and sell products for the manufacture of flat panel displays, in exchange for royalties in respect thereof. AKT anticipates accelerating its investment in product technologies for both PVD and Etch in addition to expanding the substrate size of its CVD product in fiscal 1995 and 1996.

PATENTS AND LICENSES
         Management believes that the Company's competitive position is primarily dependent upon skills in engineering, production, and marketing rather than its patent position. However, protection of the Company's technology assets by obtaining and enforcing patents is increasingly important. Consequently, the Company has an active program to file applications in both the United States and in other countries on inventions which the Company considers significant. The Company has a number of patents in the United States and other countries and additional applications are pending relating to new developments in its equipment and processes. In addition to patents, the Company also possesses other proprietary intellectual property, including trademarks, know-how, trade secrets and copyrights.

         The Company enters into patent and technology licensing agreements with others when management determines that it is in the Company's interest to do so. The Company pays reasonable royalties under existing patent license agreements for the use, in several of its products, of certain patents which are licensed to the Company for the life of the patents.

         The Company has made its technology, including patents, available to AKT through a license arrangement which permits AKT to use the Company's technology to develop, manufacture and sell equipment for the flat panel display industry.

         In the normal course of business, the Company from time to time receives and makes inquiries with regard to possible patent infringement. In dealing with such inquiries, it may become necessary or useful in the future for the Company to obtain and grant licenses or other rights. However, there can be no assurance that such license rights will be available to the Company on commercially reasonable terms. While there can be no assurance about the outcome of such inquiries, the Company believes it is unlikely that their resolution will have a material adverse effect on its financial position.

ENVIRONMENTAL MATTERS
         Although one of the Company's locations has been designated as a Superfund site by the U.S. Environmental Protection Agency, neither compliance with Federal, State and local provisions regulating discharge of materials into the environment, nor remedial agreements or other actions relating to the environment, has had or is expected to have a material effect on the Company's capital expenditures, earnings or competitive position.

EMPLOYEES
         At October 30, 1994, the Company employed 6,497 persons. None of these employees was represented by a union. Management considers its relations with its employees to be good.

         The following portions of the Company's 1994 Annual Report are incorporated herein by reference: "Management's Discussion and Analysis of Financial Condition and Results of Operations," pages 27 through 30, and the Consolidated Financial Statements and accompanying notes thereto, pages 31 through 45.

ITEM 2:  PROPERTIES

Certain information concerning the Company's principal properties at October 30, 1994 is set forth below:

                                                                                                     Square
              Location                Type                 Principal use                             Footage     Ownership
              --------                ----                 -------------                             -------     ---------
             Santa Clara, CA          Office, plant &      Headquarters, Marketing,                   361,500    owned
                                      warehouse            Manufacturing, Research                    881,600    leased
                                                           and Engineering

             Austin, TX               Office, plant &      Manufacturing                              154,000    owned
                                      warehouse

             Horsham, England         Office, plant &      Manufacturing, Research
                                      warehouse            and Engineering                             74,200    leased

             Narita, Japan            Office, plant &      Manufacturing, Research
                                      warehouse            and Engineering                            218,400    owned*

             Tel Aviv, Israel         Office               Research and Engineering                    15,000    leased

         The Company also leases office space for 54 service and sales offices throughout the world: 15 offices are located in Japan, 22 offices are in the United States, 9 offices are in Europe, and 8 offices are located in the Asia-Pacific region.

         The Company owns 173 acres of land in Austin, Texas. This site can accommodate approximately 1.5 million square feet of building space to help satisfy the Company's current and future needs. In fiscal 1993, the Company began volume production at a 154,000 square-foot manufacturing facility. The Company expects a second facility to be completed in the first quarter of fiscal 1995.

         Management considers the above facilities suitable and adequate to meet the Company's requirements.


* Subject to loans totaling $50 million secured by property and equipment having an approximate net book value of $84 million at October 30, 1994.

ITEM 3:  LEGAL PROCEEDINGS

         On February 6, 1991, the Company filed a lawsuit against Advanced Semiconductor Materials America, Inc., Epsilon Technology, Inc. (doing business as ASM Epitaxy) and Advanced Semiconductor Materials International N.V. (the defendants, together, hereafter referred to as "ASM") in the United States District Court for the Northern District of California. The Company alleges that ASM has been and is currently infringing certain of the Company's patents which relate to epitaxial reactors by making and selling, among other products, the ASM Epsilon I epitaxial reactor. The Company seeks an injunction against further infringement of these patents, damages for ASM's infringement, trebling of damages for willful infringement, and reasonable attorneys' fees and costs. In October, 1992, the Company filed an additional suit against the same defendants, alleging infringement of an additional patent by the same ASM Epsilon I epitaxial reactor.

         The defendants (except ASM International N.V.) have made counterclaims against the Company for declaratory judgment of invalidity, unenforceability and noninfringement of the patents in suit. The defendants also claim that the Company monopolizes and is attempting to monopolize the market for epitaxial reactor systems. The defendants seek dismissal, payment by the Company of the defendants' costs and attorneys' fees, injunctions against the Company, damages according to proof and trebling of damages.

         Trial of the first lawsuit against ASM concluded in August 1993 and in April 1994, the court issued its decision. The court found that ASM infringed three of the Company's patents, one of the patents asserted against ASM was found not infringed and one was found invalid. Subsequently, the court issued an injunction against ASM's sale and use of Epsilon I epitaxial reactors in the United States, but granted a stay of the injunction pending an appeal of the court's decision. The stay order requires ASM to pay a fee, as a security for the Company's interests, for each Epsilon I sold by ASM in the United States after the date of the injunction. Proceedings to resolve the issues of damages, willful infringement, and ASM's counterclaims, which have been bifurcated for separate trial, will be stayed pending the appeal of the trial court's infringement and validity decision. Both ASM and the Company are appealing that decision. The second of the Company's lawsuits against ASM is currently set for trial in February, 1995.

         On January 19, 1993, ASM served a lawsuit on the Company which alleges that the Company infringes two patents of ASM. The lawsuit was originally filed by ASM in the United States District Court for the District of Arizona in Phoenix, Arizona, but has been transferred by the court to the Northern District of California in San Jose, California. One of the patents relates to the Company's CVD product lines and the second patent to the Company's epitaxial product line. The lawsuit seeks to enjoin the Company from infringing the patents and seeks monetary damages of an unspecified amount and costs. After substantial discovery, ASM filed a voluntary stay of the proceedings with respect to one of the patents in suit. Trial of its claims on the other patent is currently set for May 1995. The Company believes it has meritorious defenses against ASM's claims.

         On September 6, 1994, General Signal Corporation filed a lawsuit against the Company in the United States District Court, District of Delaware. General Signal alleges that the Company infringes five of General Signal's United States Patents by making, using, selling or offering for sale multichamber wafer fabrication equipment, including for example, the Precision 5000 series machines. General Signal seeks an injunction, multiple damages and costs, including reasonable attorneys' fees and interest, and other relief as the court may deem just and proper.

         The suit is in the early stages of discovery and no date has been set for trial. The Company believes that it has meritorious defenses against General Signal's claims.

         The Company is a defendant in other litigation arising in the normal course of business. The Company believes that it is unlikely that the outcome of these lawsuits will have an adverse material effect on the Company's financial position or results of operations.

         Also see "Environmental Matters" and "Patents and Licenses" under "Item 1: BUSINESS" above.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS IN FOURTH QUARTER OF FISCAL 1994

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table and notes thereto identify and set forth information about the Company's seven executive officers:

             Name of Individual                Capacities in which Served
             ------------------                --------------------------
             James C. Morgan  (1)              Chairman of the Board of Directors and Chief Executive Officer
             James W. Bagley  (2)              Vice Chairman of the Board of Directors and Chief Operating Officer
             Dan Maydan  (3)                   President of the Company and Co-Chairman of Applied Komatsu Technology, Inc.
             Gerald F. Taylor  (4)             Senior Vice President and Chief Financial Officer
             Tetsuo Iwasaki  (5)               Chairman of Applied Materials Japan, Inc. and President of Applied Komatsu
                                               Technology, Inc.
             Sasson Somekh (6)                 Senior Vice President
             David N.K. Wang (7)               Senior Vice President

(1) Mr. Morgan, age 56, has been Chief Executive Officer since 1977 and Chairman of the Board of Directors since 1987. Mr. Morgan also served as President of the Company from 1976 to 1987.

(2) Mr. Bagley, age 55, was appointed Vice Chairman of the Board of Directors in December 1993. Mr. Bagley has been Chief Operating Officer of the Company since 1987 and served as President of the Company from 1987 to 1993. Prior to that, Mr. Bagley served as Senior Vice President of the Company since 1981.

(3) Dr. Maydan, age 59, was appointed President of the Company in December 1993. Dr. Maydan served as Executive Vice President from 1990 to 1993. Prior to that, Dr. Maydan had been Group Vice President since February 1989. Dr. Maydan joined Applied Materials in 1980 as a Director of Technology.

(4) Mr. Taylor, age 54, has been Chief Financial Officer of the Company since 1984 and Senior Vice President since 1991. Prior to that, Mr. Taylor had been Vice President of Finance since 1984.

(5) Mr. Iwasaki, age 48, has been Chairman of Applied Materials Japan, Inc. since 1991. Prior to that, Mr. Iwasaki had been President of Applied Materials Japan, Inc. since 1981. Mr. Iwasaki became President of Applied Komatsu Technology, Inc. (a 50-50 joint venture corporation with Komatsu, Ltd.) in 1993.

(6) Dr. Somekh, age 48, was appointed Senior Vice President of the Company in December 1993. Dr. Somekh served as Group Vice President from 1990 to 1993. Prior to that, Dr. Somekh had been a divisional Vice President. Dr. Somekh joined Applied Materials in 1980 as a Project Manager.

(7) Dr. Wang, age 48, was appointed Senior Vice President of the Company in December 1993. Dr. Wang served as Group Vice President from 1990 to 1993. Prior to that, Dr. Wang had been a divisional Vice President. Dr. Wang joined Applied Materials in 1980 as a Manager, Process Engineering and Applications.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    "Stock Price History" on page 47 of the Applied Materials' 1994 Annual Report is incorporated herein by reference.

    The Company's common stock is traded over-the-counter. As of November 1, 1994 there were approximately 1,175 record holders of the common stock.

    To date, the Company has paid no cash dividends to its stockholders. The Company has no plans to pay cash dividends in the near future.


ITEM 6:  SELECTED FINANCIAL DATA

    "Selected Consolidated Financial Data" on page 26 of the Applied Materials 1994 Annual Report is incorporated herein by reference.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    "Management's Discussion and Analysis" on pages 27 through 30 of the Applied Materials 1994 Annual Report is incorporated herein by reference.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements, together with the report thereon of Price Waterhouse LLP, independent accountants, dated November 23, 1994 and appearing in pages 31 through 47 of Applied Materials 1994 Annual Report are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated by reference in items 1, 5, 6, and 7, Applied Materials 1994 Annual Report is not deemed to be filed as part of this report.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the 1995 Annual Meeting of Stockholders ("the Proxy Statement").

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) Information concerning directors of the Company appears in the Company's Proxy Statement, under Item 1 "Election of Directors." This portion of the Proxy Statement is incorporated herein by reference.

    (b) For information with respect to Executive Officers, see Part I of this Form 10-K.


ITEM 11:  EXECUTIVE COMPENSATION

         Information concerning executive compensation appears in the Company's Proxy Statement, under the caption "Executive Compensation," and is incorporated herein by reference.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning the security ownership of certain beneficial owners and management appears in the Company's Proxy Statement, under Item 1 "Election of Directors," and is incorporated herein by reference.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions appears in the Company's Proxy Statement, under Item 1 "Election of Directors," and is incorporated herein by reference.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

    (1) Consolidated Financial Statements. The following consolidated financial statements of Applied Materials, Inc. and subsidiaries, and the related notes and the report of Price Waterhouse LLP, independent accountants, dated
             November 23, 1994, included in the Applied Materials
             1994 Annual Report, are incorporated herein by reference:

                                                                                Annual Report
                                                                                 Page Number
                                                                                -------------
             Consolidated Statements of Operations for the Fiscal
                    Years ended October 30, 1994, October 31, 1993
                    and October 25, 1992                                             31
             Consolidated Balance Sheets at October 30, 1994
                    and October 31, 1993                                             32
             Consolidated Statements of Cash Flows for
                    the Fiscal Years ended October 30, 1994,
                    October 31, 1993 and October 25, 1992                            33
             Notes to Consolidated Financial Statements                           34 - 45
             Report of Independent Accountants                                       47

                                                                                   Form 10-K
      (2)  Financial Statement Schedules                                          Page Number
                                                                                  -----------
             Report of Independent Accountants on Financial Statement
               Schedules                                                              21
             Schedule I          Marketable Securities - Other Investments            22
             Schedule II         Amounts Receivable from Officers
                                 and Employees                                        23
             Schedule V          Property, Plant and Equipment                        24
             Schedule VI         Accumulated Depreciation of Property, Plant
                                 and Equipment                                        25
             Schedule VIII       Valuation and Qualifying Accounts                    26
             Schedule IX         Short-term Borrowings                                27
             Schedule X          Supplementary Income Statement Information           28

    Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

             (3) Exhibits - See Exhibit Index on page 29 of this report. The following exhibits listed in the exhibit index are filed with this Report.

Executive Compensation Plans and Arrangements

                  10.1                Not used.

                  10.2                The 1976 Management Stock Option Plan, as amended to October 5, 1993, previously filed with the Company's Form 10-K for fiscal year 1993, and incorporated herein by reference.

                  10.3                Applied Materials, Inc., Supplemental Income Plan, as amended, including
                                      Participation Agreements with James C.  Morgan, Walter Benzing, and Robert Graham, previously filed with the Company's Form 10-K for fiscal year 1981, and incorporated herein by reference.

                  10.4                Amendment to Supplemental Income Plan, dated July 20, 1984, previously filed with the
                                      Company's Form 10-K for fiscal year 1984, and incorporated herein by reference.

                  10.5                The Applied Materials Employee Financial Assistance Plan, previously filed with the
                                      Company's definitive Proxy Statement in connection with the Annual Meeting of
                                      Shareholders held on March 5, 1981, and incorporated herein by reference.

                  10.6                The 1985 Stock Option Plan for Non-Employee Directors, previously filed with the
                                      Company's Form 10-K for fiscal year 1985, and incorporated herein by reference.

                  10.7                Amendment 1 to the 1985 Stock Option Plan for Non-Employee Directors dated June 14,
                                      1989, previously filed with the Company's Form 10-K for fiscal year 1989, and incorporated herein by reference.

                  10.8                Applied Materials, Inc. Supplemental Income Plan as amended to
                                      December 15, 1988, including participation agreement with James C. Morgan, previously filed with the Company's Form 10-K for fiscal year 1988, and incorporated herein by reference.

                  10.9                Not used.

                  10.11               The Applied Materials, Inc. Executive Deferred Compensation Plan dated July 1, 1993 and as amended on September 2, 1993, previously filed with the Company's Form 10-Q for the quarter ended August 1, 1993, and incorporated herein by reference.

                  10.12               Amendment dated December 9, 1992 to Applied Materials, Inc. Supplemental Income Plan
                                      dated June 4, 1981 (as amended to December 15, 1988), previously filed with the Company's
                                      Form 10-K for fiscal year 1993, and incorporated herein by reference.

                  10.13               Amendment No. 2 to Applied Materials, Inc. 1985 Stock Option Plan for Non-Employee
                                      Directors, dated September 10, 1992, previously filed with the Company's Form 10-K for fiscal year 1993, and incorporated herein by reference.


                  10.14               Amendment No. 3 to Applied Materials Inc. 1985 Stock Option Plan for Non-Employee
                                      Directors, dated October 5, 1993, previously filed with the Company's Form 10-K for fiscal year 1993, and incorporated herein by reference.

                  10.16               Amendment No. 4 to Applied Materials Inc. 1985 Stock Option Plan for Non-Employee
                                      Directors, dated December 8, 1993, previously filed with the Company's Form 10-Q for the quarter ended May 1, 1994, and incorporated herein by reference.

                  10.17               Amendment No. 2 to the Applied Materials, Inc. Executive Deferred Compensation Plan,
                                      dated May 9, 1994, previously filed with the Company's Form 10-Q for the quarter ended
                                      May 1, 1994, and incorporated herein by reference.

                  10.18               Applied Komatsu Technology, Inc. 1994 Executive Incentive Stock Purchase Plan, together with forms of Promissory Note, 1994 Executive Incentive Stock Purchase Agreement, and
                                      Loan and Security Agreement, previously filed with the Company's Form 10-Q for the quarter ended July 31, 1994, and incorporated herein by reference.





Other Exhibits

                  3.1                 Certificate of Incorporation of Applied Materials, Inc., a Delaware corporation, as amended to March 14, 1989, March 24, 1993, and March 22, 1994.

                  3.2                 Bylaws of Applied Materials, Inc., as amended to December 7, 1994.

                   4.1                Rights Agreement, dated as of June 14, 1989, between Applied Materials, Inc. and Bank of America NT&SA, as Rights Agent, including Form of Right Certificate and the Form of Summary of Rights to Purchase Common Stock, previously filed with the Company's report on Form 8-K dated June 14, 1989, and incorporated herein by reference.

                  4.2                 Note Agreement dated as of March 1, 1991 between Applied Materials, Inc. and a group of seven insurance companies, including the form of 9.62% Senior Notes due April 1,
                                      1999, previously filed with the Company's Form 10-Q for the quarter ended April 28,
                                      1991, and incorporated herein by reference.

                  4.3                 Stock Transfer Agency Agreement, effective September 24, 1991 and signed March 9,
                                      1992, between Applied Materials, Inc. and Harris Trust and Savings Bank, as Stock
                                      Transfer Agent, Registrar and Rights Agent, previously filed with the Company's Form
                                      10-K for fiscal year 1993, and incorporated herein by reference.

                  4.4                 Form of Indenture (including form of debt security) dated as of August 24, 1994 between Applied Materials, Inc. and Harris Trust Company of California, as Trustee,
                                      previously filed with the Company's Form 8-K on August 17, 1994, and incorporated herein by reference.

                  10.10               License agreement dated January 1, 1992 between the Company and
                                      Varian Associates, Inc., previously filed with the Company's Form 10-K for fiscal year 1992, and incorporated herein by reference.

                  10.15               Joint Venture Agreement between Applied Materials, Inc. and Komatsu Ltd. dated
                                      September 14, 1993 and exhibits thereto, previously filed with the Company's Form 10-
                                      K for fiscal year 1993, and incorporated herein by reference.  (Confidential treatment has been requested for certain portions of the agreement.)

                  10.19               Underwriting agreement between the Company and several underwriters in connection with the sale of 2,300,000 shares of the Company's common stock dated March 16, 1994.

                  10.20               Underwriting agreement between the Company and several underwriters, dated August 24,
                                      1994 related to the sale by the Company of $100 million aggregate amount of 8% senior notes.

                  10.21               $125,000,000 Credit agreement dated as of September 8, 1994 between Applied Materials and a group of seven banks.

                 13.                 Applied Materials 1994 Annual Report for the fiscal year ended October 30, 1994 (to the extent expressly incorporated by reference).

                 21.                 Subsidiaries of Applied Materials, Inc.

                 23.                 Consent of Independent Accountants.

                 24.                 Power of Attorney.

(b) Report on Form 8-K was filed on August 17, 1994.

(c) Exhibits: The exhibits listed in Item (a)(3) above are submitted as a separate section of this report.

(d) The individual financial statements of the registrant have been omitted since the registrant is primarily an operating company and all subsidiaries are included in the consolidated financial statements.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                         APPLIED MATERIALS, INC.

                                                    By /s/James C. Morgan
                                                       -------------------------
                                                            James C. Morgan
                                                       Chairman of the Board and
                                                        Chief Executive Officer

                                                      Dated:   December 21, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                         Title                                         Date
                                                         -----                                         ----
 /s/James C. Morgan                        Chairman of the Board and                             December 21, 1994
- - ------------------------                   Chief Executive Officer
 James C. Morgan



 /s/Gerald F. Taylor                       Senior Vice President and                             December 21, 1994
- - ------------------------                   Chief Financial Officer (Principal
 Gerald F. Taylor                          Financial Officer)


 /s/Michael K. O'Farrell                   Corporate Controller (Principal                       December 21, 1994
- - ------------------------                   Accounting Officer)
 Michael K. O'Farrell


Directors:
 James C. Morgan                           Director                                              December 21, 1994
 James W. Bagley*                          Director
 Dan Maydan*                               Director
 Michael Armacost*                         Director
 Herbert M. Dwight, Jr.*                   Director
 George B. Farnsworth*                     Director
 Philip V. Gerdine*                        Director
 Tsuyoshi Kawanishi*                       Director
 Paul R. Low*                              Director
 Alfred J. Stein*                          Director
 Hiroo Toyoda*                             Director

      *By   /s/James C. Morgan                                                                  December 21, 1994
          ----------------------
             James C. Morgan
             Attorney-in-fact

              A majority of the members of the Board of Directors.

                      Report of Independent Accountants on
                         Financial Statement Schedules




To the Board of Directors of Applied Materials, Inc.

Our audits of the consolidated financial statements referred to in our report dated November 23, 1994 appearing on page 47 of the 1994 Annual Report of Applied Materials, Inc., (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ Price Waterhouse LLP
- - ------------------------
Price Waterhouse LLP
San Jose, California
November 23, 1994

                                   SCHEDULE I
                    MARKETABLE SECURITIES-OTHER INVESTMENTS
                                 (In thousands)

                                October 30, 1994

              Type of Issue(1)                                          Amount(2)
              -----------------                                         ---------
              Municipal Bonds                                           $ 55,015
              Dutch Auction Municipal Bonds                               40,407
              United States Treasury Bills and Agencies                   39,996
              Commercial Paper                                            36,202
              Certificates of Deposit                                     33,021
              Medium Term Bank Notes                                      28,961
              Asset Backed Securities                                     17,940
              Corporate Bonds and Others                                  10,463
                                                                        --------
                                                                        $262,005
                                                                        ========


(1) No individual issuer or group of issuers, as defined in Rule 12-02 of Regulation S-X, exceeds 2% of total assets.
(2)  Carried at cost which approximates fair market value.

                                  SCHEDULE II
                 AMOUNTS RECEIVABLE FROM OFFICERS AND EMPLOYEES
                                 (In thousands)

                              Balance at                                   Balance
                              beginning                                    at end
                               of year       Additions     Collections     of year
                              ----------     ---------     -----------     -------
As of October 30, 1994
Ashok K. Sinha                   $200          $  -           $  -          $200(a)
Tetsuo Iwasaki                      -           156              -           156(b)
Dan Maydan                          -           186              -           186(b)

As of October 31, 1993:
Walter J. Wriggins               $100          $  -           $100          $  -
Ashok K. Sinha                    200             -              -           200(a)

As of October 25, 1992:
James W. Bagley                  $300          $  -           $300          $  -
Peter R. Hanley                    80             -             80             -
Walter J. Wriggins                100             -              -           100
Ashok K. Sinha                    200             -              -           200(a)



(a) Interest-free promissory note of $200 due fiscal 1995, secured by a subordinated residential deed of trust.

(b) Bearing interest at 7.16% per annum. Interest only payable annually and principal due January 31, 2004, secured by non-voting preferred stock of Applied Komatsu Technology, Inc., a 50% investee of Applied Materials, Inc.

                                   SCHEDULE V
                         PROPERTY, PLANT AND EQUIPMENT
                                 (In thousands)

                                  Balance at                                                               Balance
                                  beginning                            Sales &                             at end
                                   of year           Additions*      retirements      Adjustments**        of year
                                  ----------         ----------      -----------      -------------       --------
As of October 30, 1994
Land                               $ 22,884           $ 35,696         $     --           $   370         $ 58,950
Building and leasehold              209,584             52,846           (2,001)            6,463          266,892
   improvements
Manufacturing and                    93,111             36,691          (17,773)            2,851          114,880
   demonstration equipment
Furniture and fixtures               74,485             39,395           (4,806)            1,877          110,951
Construction in progress             49,584             21,361               (4)              (24)          70,917
                                   --------           --------         --------           -------         --------
    Total                          $449,648           $185,989         $(24,584)          $11,537         $622,590
                                   ========           ========         ========           =======         ========
As of October 31, 1993:
Land                               $ 14,585           $  7,651         $     --           $   648         $ 22,884
Building and leasehold              161,969             37,604             (187)           10,198          209,584
   improvements
Manufacturing and                    68,900             26,774           (6,310)            3,747           93,111
   demonstration equipment
Furniture and fixtures               52,831             21,032           (1,068)            1,690           74,485
Construction in progress             45,836              6,292           (2,067)             (477)          49,584
                                   --------           --------         --------           -------         --------
    Total                          $344,121           $ 99,353         $ (9,632)          $15,806         $449,648
                                   ========           ========         ========           =======         ========
As of October 25, 1992:
Land                               $ 14,020           $     --         $     --           $   565         $ 14,585
Building and leasehold              123,202             32,910           (3,483)            9,340          161,969
   improvements
Manufacturing and                    63,090             15,363          (12,637)            3,084           68,900
   demonstration equipment
Furniture and fixtures               44,554             12,383           (5,998)            1,892           52,831
Construction in progress             40,928              5,943             (890)             (145)          45,836
                                   --------           --------         --------           -------         --------
    Total                          $285,794           $ 66,599         $(23,008)          $14,736         $344,121
                                   ========           ========         ========           =======         ========

* Includes transfers between accounts.
**Includes foreign currency translation adjustments.

                                  SCHEDULE VI
           ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                 (In thousands)

                                         Balance at                                                           Balance
                                         beginning                        Sales &                             at end
                                          of year        Additions      retirements       Adjustments**       of year
                                         ---------       ---------      -----------       -------------       --------
As of October 30, 1994

Building and leasehold                    $ 41,153        $23,710        $ (1,407)           $1,368           $ 64,824
  improvements
Manufacturing and demonstration             44,618         17,587          (9,326)            1,450             54,329
  equipment
Furniture and fixtures                      36,173         17,185          (3,559)            1,184             50,983
                                          --------        -------        --------            ------           --------
      Total                               $121,944        $58,482        $(14,292)           $4,002           $170,136
                                          ========        =======        ========            ======           ========
As of October 31, 1993:

Building and leasehold                    $ 27,530        $12,570        $   (268)           $1,321           $ 41,153
  improvements
Manufacturing and demonstration             33,208         14,341          (4,607)            1,676             44,618
  equipment
Furniture and fixtures                      24,862         10,866            (826)            1,271             36,173
                                          --------        -------        --------            ------           --------
      Total                               $ 85,600        $37,777        $ (5,701)           $4,268           $121,944
                                          ========        =======        ========            ======           ========
As of October 25, 1992:

Building and leasehold                    $ 20,990        $ 8,901        $ (3,386)           $1,025           $ 27,530
  improvements
Manufacturing and                           29,915         10,748          (8,618)            1,163             33,208
  demonstration equipment
Furniture and fixtures                      21,658          8,093          (5,348)              459             24,862
                                          --------        -------        --------            ------           --------
     Total                                $ 72,563        $27,742        $(17,352)           $2,647           $ 85,600
                                          ========        =======        ========            ======           ========

** Includes foreign currency translation adjustments.

                                 SCHEDULE VIII

                       VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (In thousands)

                                      Balance at     Additions-                   Balance
                                      beginning       Charged      Deduction-     at end
                                       of year       to income     Recoveries     of year
                                      ----------     ---------     ----------     -------
           As of:

           October 30, 1994             $  487         $875         $  (273)      $1,089

           October 31, 1993             $1,171         $663         $(1,347)      $  487

           October 25, 1992             $1,158         $387         $  (374)      $1,171

                                  SCHEDULE IX

                             SHORT-TERM BORROWINGS
                                BANK BORROWINGS
                                 (In thousands)

                                                                1994                  1993                  1992
                                                              -------                -------              -------
             Balance at end of year                           $43,081                $41,645              $27,449

             Weighted average interest rate
               at end of year                                     3.0%                   4.1%                 5.3%


             Maximum amount outstanding
               during the year                                $62,443                $50,243              $51,192


             Average amount outstanding
               during the year *                              $47,336                $40,875              $34,975


             Weighted average interest rate
               during the year **                                 3.4%                   5.3%                 6.6%


 * An average amount outstanding for each week was calculated, and an average of the averages was calculated for the year.

** Total annual interest expense related to short-term borrowings was divided by the average amount of borrowings outstanding during the year.

                                   SCHEDULE X

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (In thousands)

                                              Charged to Costs and Expenses
                                              -----------------------------
                     Item                     1994       1993         1992
                     ----                     ----      -------      ------
             Maintenance and repairs           *        $11,676      $8,923


* Maintenance and repairs expense was less than 1% of revenue for the year ended October 30, 1994.

                               INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

                                                                                                 Page
                                                                                                 ----
 3.1   Certificate of Incorporation of Applied Materials, Inc., a Delaware corporation, as
       amended to March 14, 1989, March 24, 1993, and March 22, 1994.                            32

 3.2   Bylaws of Applied Materials, Inc., as amended to December 7, 1994.                        34

 4.1   Rights Agreement, dated as of June 14, 1989, between Applied Materials, Inc. and Bank of America NT&SA, as Rights Agent, including Form of Right Certificate and the Form of Summary of Rights to Purchase Common Stock, previously filed with the Company's report on Form 8-K dated June 14, 1989, and incorporated herein by reference.

 4.2   Note Agreement dated as of March 1, 1991 between Applied Materials, Inc. and a group of seven insurance companies, including the form of 9.62% Senior Notes due April 1,
       1999, previously filed with the Company's Form 10-Q for the quarter ended April 28,
       1991, and incorporated herein by reference.

 4.3   Stock Transfer Agency Agreement, effective September 24, 1991 and signed March 9,
       1992, between Applied Materials, Inc. and Harris Trust and Savings Bank, as Stock
       Transfer Agent, Registrar and Rights Agent, previously filed with the Company's Form
       10-K for fiscal year 1993, and incorporated herein by reference.

 4.4   Form of Indenture (including form of debt security) dated as of August 24, 1994 between Applied Materials, Inc. and Harris Trust Company of California, as Trustee,
       previously filed with the Company's Form 8-K on August 17, 1994, and incorporated herein by reference.

10.1   Not used.

10.2   The 1976 Management Stock Option Plan, as amended to
       October 5, 1993, previously filed with the Company's Form 10-K for fiscal year 1993, and incorporated herein by reference.

10.3   Applied Materials, Inc., Supplemental Income Plan, as amended, including
       Participation Agreements with James C. Morgan, Walter Benzing, and Robert Graham, previously filed with the Company's Form 10-K for fiscal year 1981, and incorporated herein by reference.

                                                                                                  Page
                                                                                                  ----
 10.4     Amendment to Supplemental Income Plan, dated July 20, 1984, previously filed with the
          Company's Form 10-K for fiscal year 1984, and incorporated herein by reference.

 10.5     The Applied Materials Employee Financial Assistance Plan, previously filed with the
          Company's definitive Proxy Statement in connection with the Annual Meeting of
          Shareholders held on March 5, 1981, and incorporated herein by reference.

 10.6     The 1985 Stock Option Plan for Non-Employee Directors, previously filed with the
          Company's Form 10-K for fiscal year 1985, and incorporated herein by reference.

 10.7     Amendment 1 to the 1985 Stock Option Plan for Non-Employee Directors dated June 14,
          1989, previously filed with the Company's Form 10-K for fiscal year 1989, and incorporated herein by reference.

 10.8     Applied Materials, Inc. Supplemental Income Plan as amended to
          December 15, 1988, including participation agreement with James C. Morgan, previously filed with the Company's Form 10-K for fiscal year 1988, and incorporated herein by reference.

 10.9     Not used.

 10.10    License agreement dated January 1, 1992 between the Company and
          Varian Associates, Inc., previously filed with the Company's Form 10-K for fiscal year 1992, and incorporated herein by reference.

 10.11    The Applied Materials, Inc. Executive Deferred Compensation Plan dated July 1, 1993 and as amended on September 2, 1993, previously filed with the Company's Form 10-Q for the quarter ended August 1, 1993, and incorporated herein by reference.

 10.12    Amendment dated December 9, 1992 to Applied Materials, Inc. Supplemental Income Plan
          dated June 4, 1981 (as amended to December 15, 1988), previously filed with the
          Company's Form 10-K for fiscal year 1993, and incorporated herein by reference.

 10.13    Amendment No. 2 to Applied Materials, Inc. 1985 Stock Option Plan for Non-Employee
          Directors, dated September 10, 1992, previously filed with the Company's Form 10-K for fiscal year 1993, and incorporated herein by reference.

                                                                                                                         Page
                                                                                                                         ----
        10.14           Amendment No. 3 to Applied Materials Inc. 1985 Stock Option Plan for Non-Employee
                        Directors, dated October 5, 1993, previously filed with the Company's Form 10-K for fiscal year 1993, and incorporated herein by reference.

        10.15           Joint Venture Agreement between Applied Materials, Inc. and Komatsu Ltd. dated
                        September 14, 1993 and exhibits thereto, previously filed with the Company's Form 10-K for fiscal year 1993, and incorporated herein by reference.  (Confidential treatment has been requested for certain portions of the agreement.)

        10.16           Amendment No. 4 to Applied Materials Inc. 1985 Stock Option Plan for Non-Employee
                        Directors, dated December 8, 1993, previously filed with the Company's Form 10-Q for the quarter ended May 1, 1994, and incorporated herein by reference.

        10.17           Amendment No. 2 to the Applied Materials, Inc. Executive Deferred Compensation Plan,
                        dated May 9, 1994, previously filed with the Company's Form 10-Q for the quarter ended
                        May 1, 1994, and incorporated herein by reference.

        10.18           Applied Komatsu Technology, Inc. 1994 Executive Incentive Stock Purchase Plan, together with forms of Promissory Note, 1994 Executive Incentive Stock Purchase Agreement, Loan
                        and Security Agreement, previously filed with the Company's Form 10-Q for the quarter ended July 31, 1994, and incorporated herein by reference.

        10.19           Underwriting agreement between the Company and several underwriters in connection with           53
                        the sale of 2,300,000 shares of the Company's common stock dated March 16, 1994.

        10.20           Underwriting agreement between the Company and several underwriters                              69
                        dated August 24, 1994 related to the sale by the Company of $100 million aggregate amount of 8% senior notes.

        10.21           $125,000,000 Credit agreement dated as of September 8, 1994 between Applied Materials and        84
                        a group of seven banks.

        13.             Applied Materials 1994 Annual Report for the fiscal year ended October 30, 1994 (to the         193
                        extent expressly incorporated by reference).

        21.             Subsidiaries of Applied Materials, Inc.                                                         215

        23.             Consent of Independent Accountants.                                                             216

        24.             Power of Attorney.                                                                              217