Form 10-Q
period 1995-01-29
APPLIED MATERIALS INC /DE
filed 1995-03-03
CIK 6951

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


           (MARK ONE)
    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JANUARY 29, 1995 or


    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________


Commission file number 0-6920


                            APPLIED MATERIALS, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                               94-1655526
- ----------------------------------------------------------------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)

3050 Bowers Avenue, Santa Clara, California            95054-3299
- ----------------------------------------------------------------------------
Address of principal executive offices                 (Zip Code)


Registrant's telephone number, including area code     (408) 727-5555
                                                       ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X      No       .
                                                -----       -----
Number of shares outstanding of the issuer's common stock as of January 29, 1995: 84,203,000

PART I. FINANCIAL INFORMATION

                            APPLIED MATERIALS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

==================================================================================
                                                              Three Months Ended
                                                            Jan. 29,      Jan. 30,
(In thousands, except per share data)                         1995          1994
==================================================================================
Net sales                                                   $506,108      $340,449
                                                            --------      --------
Costs and expenses:
     Cost of products sold                                   268,096       184,470
     Research, development
       and engineering                                        59,996        39,238
     Marketing and selling                                    44,145        34.033
     General and administrative                               30,024        19,732
     Other, net                                                1,794           655
                                                            --------      --------

Income from operations                                       102,053        62,321

Interest expense                                               5,582         3,648
Interest income                                                4,772         2,007
                                                            --------      --------

Income from consolidated companies before taxes
     and cumulative effect of accounting change              101,243        60,680
Provision for income taxes                                    35,435        21,238
                                                            --------      --------

Income from consolidated companies before
     cumulative effect of accounting change                   65,808        39,442
Equity in net loss of joint venture                                -         2,051
                                                            --------      --------

Income before cumulative effect of accounting change          65,808        37,391
Cumulative effect of a change in accounting for
     income taxes                                                  -         7,000
                                                            --------      --------

Net income                                                  $ 65,808      $ 44,391
                                                            --------      --------

Earnings per share
     Before cumulative effect of accounting change          $   0.76      $   0.45
                                                            --------      --------
     Net income                                             $   0.76      $   0.53
                                                            --------      --------

Average common shares and
     equivalents                                              86,308        83,245
==================================================================================


     See accompanying notes to consolidated condensed financial statements.

                            APPLIED MATERIALS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS*

=================================================================================================================
                                                                            Jan. 29,                    Oct. 30,
                     (In thousands)                                           1995                        1994
=================================================================================================================
        ASSETS       Current assets:
                        Cash and cash equivalents                         $  190,569                   $  160,320
                        Short-term investments                               212,710                      262,005
                        Accounts receivable, net                             497,864                      405,813
                        Inventories                                          273,780                      245,710
                        Deferred income taxes                                100,436                       99,766
                        Other current assets                                  56,476                       56,923
                                                                          ----------                   ----------
                     Total current assets                                  1,331,835                    1,230,537

                     Property, plant and equipment, net                      468,430                      452,454
                     Other assets                                             19,783                       19,674
                                                                          ----------                   ----------
                     Total assets                                         $1,820,048                   $1,702,665
                                                                          ----------                   ----------

  LIABILITIES        Current liabilities:
          AND           Notes payable                                     $   57,457                   $   43,081
STOCKHOLDERS'           Current portion of long-term debt                     15,432                       15,432
       EQUITY           Accounts payable and
                          accrued expenses                                   407,413                      378,238
                        Income taxes payable                                  64,487                       59,682
                                                                          ----------                   ----------
                     Total current liabilities                               544,789                      496,433

                     Long-term debt                                          208,059                      209,114
                     Deferred income taxes and
                        other non-current obligations                         35,423                       30,854
                                                                          ----------                   ----------
                     Total liabilities                                       788,271                      736,401
                                                                          ----------                   ----------

                     Stockholders' equity:
                        Common stock                                             842                          841
                        Additional paid-in capital                           391,260                      390,655
                        Retained earnings                                    611,734                      545,926
                        Cumulative translation adjustments                    27,941                       28,842
                                                                          ----------                   ----------
                        Total stockholders' equity                         1,031,777                      966,264
                                                                          ----------                   ----------
                     Total liabilities and
                        stockholders' equity                              $1,820,048                   $1,702,665
=================================================================================================================

            *Amounts as of January 29, 1995 are unaudited. Amounts as of October 30, 1994 were obtained from the October 30, 1994 audited financial statements.


     See accompanying notes to consolidated condensed financial statements

                            APPLIED MATERIALS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

================================================================================================================
                                                                                       Three Months Ended
                                                                                --------------------------------
                                                                                Jan. 29,                Jan. 30,
                     (In thousands)                                               1995                    1994
================================================================================================================
                     Cash from operating activities:
                     Net income                                                 $ 65,808                $ 44,391
                                                                                --------                --------
                     Adjustments required to reconcile
                        net income to net cash flow
                        used for operations:
                        Depreciation and amortization                             15,604                  11,477
                        Cumulative effect of a change in
                        accounting for income taxes                                    -                  (7,000)
                        Equity in net loss of joint venture                            -                   2,051
                        Changes in assets and liabilities:
                          Accounts receivable                                    (92,535)                (39,225)
                          Inventories                                            (28,561)                (23,996)
                          Deferred income taxes                                     (677)                      -
                          Other current assets                                       180                     (68)
                          Other assets                                              (174)                  2,240
                          Accounts payable and accrued expenses                   29,734                  (9,458)
                          Income taxes payable                                     4,992                   2,887
                          Deferred income taxes and
                             other long-term liabilities                           4,617                   3,883
                                                                                --------                --------
                     Cash used for operations                                     (1,012)                (14,818)
                                                                                --------                --------

                     Cash flows from investing activities:

                        Capital expenditures                                     (31,664)                (22,232)
                        Proceeds from sales of short-term investments             62,721                  45,574
                        Purchases of short-term investments                      (13,426)                (26,737)
                                                                                --------                --------
                     Cash provided by (used for) investing                        17,631                  (3,395)
                                                                                --------                --------

                     Cash flows from financing activities:

                        Short-term borrowing, net                                 14,376                  (6,100)
                        Long-term debt repayments                                 (1,049)                   (593)
                        Sales of common stock, net                                   606                     253
                                                                                --------                --------
                     Cash provided by (used for) financing                        13,933                  (6,440)
                                                                                --------                --------

                     Effect of exchange rate changes on cash                        (303)                   (166)
                                                                                --------                --------
                     Increase (decrease) in cash and cash equivalents             30,249                 (24,819)
                     Cash and cash equivalents
                        at beginning of period                                   160,320                 119,597
                                                                                --------                --------
                     Cash and cash equivalents
                        at end of period                                        $190,569                  94,778
================================================================================================================

                     Cash payments for interest expense were $1,373 and $1,286 for the three months ended January 29, 1995 and January 30, 1994, respectively. Cash payments for income taxes were $29,458 and $19,631 for the three months ended January 29, 1995 and January 30,1994, respectively.


     See accompanying notes to consolidated condensed financial statements.

                            APPLIED MATERIALS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                      THREE MONTHS ENDED JANUARY 29, 1995
                                 (IN THOUSANDS)

1)   Basis of Presentation

     In the opinion of management, the unaudited consolidated interim financial statements included herein have been prepared on the same basis as the October 30, 1994 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. Certain amounts in the consolidated statement of cash flows for the quarter ended January 30, 1994 have been reclassified to conform with the current quarter's presentation.

2)   Earnings Per Share

     Earnings per share is computed on the basis of the weighted average number of common shares and common equivalent shares from dilutive stock options.

3)   Inventories

     Inventories are stated at the lower of cost or market, with cost determined on the basis of first-in, first-out (FIFO).

     The components of inventories are as follows:

                                                   January 29, 1995                   October 30, 1994
                                                   ----------------                   ----------------
     Customer service spares                           $ 82,270                           $ 75,860
     Systems raw materials                               68,205                             56,309
     Work-in-process                                     87,389                             81,389
     Finished goods                                      35,916                             32,152
                                                       --------                           --------
                                                       $273,780                           $245,710
                                                       ========                           ========

4)   Short-Term Investments

    Effective October 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS 115, prior year financial statements have not been restated to reflect the change in accounting method. There was no cumulative effect as a result of adopting SFAS 115 in fiscal 1995.

    SFAS 115 requires investment securities to be classified as either held to maturity, trading or available for sale. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company reviewed its portfolio as of January 29, 1995 and determined its short-term investment portfolio to be available for sale. Under SFAS 115, investments classified as available for sale are required to be recorded at fair value and any temporary difference between an investment's cost and its fair value is required to be recorded as a separate component of stockholders' equity. At January 29, 1995, the fair value of the Company's short-term investments approximated cost.

4)  Short-Term Investments, continued,

    Short-term investments at January 29, 1995 are comprised of the following:

    Obligations of States and
      Political Subdivisions                                     $ 73,696
    U.S. Commercial Paper,
      Corporate Bonds, and
      Medium Term Notes                                            51,769
      Bank Certificates of Deposit                                 42,894
    U.S. Treasury Securities                                       27,836
    Other Debt Securities                                          16,515
                                                                 --------
                                                                 $212,710
                                                                 ========

    Gross unrealized holding gains and losses and gross realized gains and losses on sales of short-term investments were not significant as of or for the quarter ended January 29, 1995.

    Information about the contractual maturities of short-term investments at January 29, 1995 is as follows:

    Due in one year or less                                      $113,812
    Due after one year through three years                         46,305
    Due after three years                                          52,593
                                                                 --------
                                                                 $212,710
                                                                 ========

                            APPLIED MATERIALS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

===============================================================================

During the first quarter of fiscal 1995, Applied Materials, Inc. reported record net sales of $506 million, up 49 percent from first quarter fiscal 1994 sales of $340 million. Worldwide new orders of $740 million, including a large order from Hyundai Electronics Ind. Co., Ltd., were received during the quarter, an increase of 69 percent from first quarter fiscal 1994 new orders of $438 million. The record net sales and orders were the result of customers investing in semiconductor manufacturing equipment capacity to meet increasing worldwide demand for advanced logic, microprocessor and memory devices. Backlog at January 29, 1995 was $950 million, up from $715 million at October 30, 1994.


RESULTS OF OPERATIONS

The Company's worldwide net sales growth for the three month period ended January 29, 1995 can be attributed primarily to increased unit sales of the Company's single-wafer, multi-chamber systems. Compared with the first quarter of fiscal 1994, Physical Vapor Deposition (PVD), Metal Chemical Vapor Deposition
(MCVD) and Ion Implantation sales were all up significantly. Regionally, 58 percent of the Company's net sales for the first quarter of fiscal 1995 were to customers located outside North America which is consistent with the comparable fiscal 1994 period. However, the sales percentages among the regions outside of North America have shifted from that of the first quarter of fiscal 1994. The Asia-Pacific region sales increased to 18 percent for the first quarter of fiscal 1995 compared to 12 percent in the first quarter of fiscal 1994. The sales percentages in both Europe and Japan decreased to 15 percent and 25 percent, respectively, compared to 17 percent and 29 percent for the comparable fiscal 1994 period. While sales in all regions increased in the first quarter of fiscal 1995 from the comparable period in the previous year, the percentage of sales in each region was impacted by the significant sales growth in the Asia-Pacific region.

Asia-Pacific customers are expected to continue to account for a substantially higher share of the Company's sales for the near term than the historical pattern. New orders received from Asia-Pacific customers represented 47 percent of the total orders received in the first quarter of fiscal 1995, as compared to 30 percent in the first quarter of fiscal 1994 as dynamic random access memory (DRAM) manufacturers placed large orders for new eight-inch equipment to be used for 16 Mbit production and 64 Mbit pilot lines. New orders during the first quarter of fiscal 1995 in North America, Europe and Japan were 23, 11 and 19 percent, respectively, compared to 29, 22 and 19 percent in the comparable period of fiscal 1994. The global semiconductor equipment market remains strong, yet each region exhibits unique investment patterns causing regional order growth rates to vary from quarter to quarter. Orders in the Asia-Pacific region are expected to remain strong during the second quarter; as this new capacity is brought on line, such orders should moderate in the second half of fiscal 1995 and return to order levels achieved during periods within the last two years not having significant Korean investment. The combined orders from North America, Europe and Japan appear sustainable at current levels during the remainder of fiscal 1995.

The Company's gross margin as a percent of sales increased from 46 percent in the first quarter of fiscal 1994 to 47 percent in the first quarter of fiscal 1995. The improved margin reflects higher sales volumes and a sales mix of higher margin systems. However, past margin trends are not necessarily indicative of future margin performance.

Operating expenses as a percentage of sales improved to 27 percent for the first quarter of fiscal 1995 compared to 28 percent in the first quarter of fiscal 1994 driven primarily by the Company's record sales levels. The Company intends to continue to accelerate its investment in marketing, sales and administrative support and new management information systems to address the dramatic growth of the Company during the last two years.

Significant operations of the Company are conducted in Japanese yen, British pounds sterling and other European currencies. Forward exchange contracts and options are purchased to hedge certain existing firm commitments and anticipated foreign currency denominated transactions over the next year. Gains and losses on hedge contracts are reported as a component of the related transaction. Because the impact of movements in currency exchange rates on foreign exchange contracts offsets the related impact on the underlying items being hedged, these financial instruments do not subject the company to speculative risk that would otherwise result from changes in currency exchange rates. With the strengthening of the Japanese yen relative to the U.S. dollar when comparing the first quarter of fiscal 1995 to the first quarter of fiscal 1994, the Company experienced a slight favorable impact to its results of operations after the effects of the foreign currency hedging activities. To date, exchange gains and losses resulting from translation of foreign currencies into U.S. dollars have not had a significant effect on the Company's results of operations.

The Company's effective tax rate for the first quarter of fiscal 1995 was 35 percent, consistent with fiscal 1994. Management anticipates the 35 percent effective tax rate will continue throughout fiscal 1995.

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


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition at January 29, 1995 remains strong. Total current assets exceeded total current liabilities by 2.4 times compared to 2.5 at October 30, 1994. During the first quarter of fiscal 1995 the Company reduced cash and cash equivalents and short-term investments by $19 million. Cash used for operations since October 30, 1994 totaled $1 million resulting primarily from increased inventory and accounts receivable levels, offset by increases in accounts payable, accrued expenses and net income. The increase in accounts receivable was primarily due to increased sales volumes and increases in collection time in Europe, Japan and Asia-Pacific. Other uses of cash include investments in facilities and capital equipment of $32 million. Capital expenditures are expected to be approximately $195 million for fiscal year 1995. This amount includes funds for the continuation and/or completion of facilities expansion, investments in demonstration and test equipment, information systems and other capital expenditures.

At January 29, 1995 the Company's principal sources of liquidity consisted of $403 million of cash and short-term investments and $190 million in available U.S. and foreign credit facilities. The Company's liquidity is affected by many factors, some of which are based on the normal on-going operations of the business and others of which relate to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with the liquidity provided by existing cash balances and current borrowing arrangements, will be sufficient to satisfy commitments for capital expenditures and other cash requirements through the fiscal year.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         In the first of two lawsuits filed by the Company against Advanced Semiconductor Materials, Inc., Epsilon Technology, Inc. (doing business as ASM Epitaxy) and Advanced Semiconductor Materials International N.V. (the defendants, together, hereafter referred to as "ASM"), described in the Company's Annual Report on Form 10-K for its fiscal year ended October 30, 1994, Judge William Ingram of the United States District Court for the Northern District of California ruled that ASM's Epsilon I infringes certain of the Company's United States patents and issued an injunction against ASM's sale and use of the ASM Epsilon I epitaxial reactor in the United States. ASM has appealed the decision and the injunction has been stayed pending the appeal. The stay order requires that ASM pay a fee, as a security for the Company's interest, for each Epsilon I system sold by ASM in the U.S. after the date of the injunction. Judge Whyte of the same Court separately ruled that the proceedings to resolve the issues of damages, willful infringement and ASM's counterclaims, which had been bifurcated for separate trial, will also be stayed pending appeal of Judge Ingram's decision. The second of the Company's patent infringement lawsuits against ASM is currently set for trial in May, 1995. Trial of ASM's patent infringement lawsuit against the Company has now been severed into two parts. ASM's claim involving one patent relating to the Company's single wafer epitaxial product line is currently scheduled for trial in May, 1995, and ASM has requested a stay of these proceedings pending its separate request for further proceedings regarding this patent in the Patent and Trademark Office. No trial date has been set with respect to ASM's claim involving one patent which relates to the Company's Precision 5000 product lines. Finally, the Company has filed a Declaratory Judgment action against ASM requesting that an ASM patent be held invalid and not infringed by the Company's single wafer epitaxial product line.

         In September, 1994, General Signal Corporation filed a lawsuit against the Company in the United States District Court, District of Delaware. General Signal alleges that the Company infringes five of General Signal's United States patents by making, using, selling or offering for sale multichamber wafer fabrication equipment, including for example, the Precision 5000 series machines. General Signal seeks an injunction, multiple damages and costs, including reasonable attorneys' fees and interest, and such other relief as the court may deem just and proper.

         In January 1995, the Company filed a lawsuit against Novellus Systems, Inc. in the United States District Court, Northern District of California. This lawsuit alleges that Novellus' Concept One and Concept Two systems infringe the Company's U.S. patent relating to the TEOS-based, plasma enhanced CVD process for silicon oxide deposition. The lawsuit seeks an injunction, multiple damages and costs, including reasonable attorneys' fees and interest, and such other relief as the court may deem just and proper.

         In the normal course of business, the Company from time to time receives and makes inquiries with regard to possible patent infringement. Management believes that it is unlikely that the outcome of these lawsuits or of the patent infringement inquiries will have a material adverse effect on the Company's financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended January 29, 1995.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              APPLIED MATERIALS, INC.


March 2, 1995                                 By: /s/ Gerald F. Taylor
                                                  ------------------------------
                                                  Gerald F. Taylor
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



                                              By: /s/ Michael K. O'Farrell
                                                  ------------------------------
                                                  Michael K. O'Farrell
                                                  Corporate Controller
                                                  (Principal Accounting Officer)