Form 10-Q
period 1995-04-30
APPLIED MATERIALS INC /DE
filed 1995-06-07
CIK 6951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                  (MARK ONE)

    / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended APRIL 30, 1995   or

    /   /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                  to
                                   ---------------      ---------------

    Commission file number   0-6920

                             APPLIED MATERIALS, INC.
             (Exact name of registrant as specified in its charter)

    Delaware                                                   94-1655526
    (State or other jurisdiction                             (I.R.S. Employer
    of incorporation or organization)                        Identification No.)

    3050 Bowers Avenue, Santa Clara, California                    95054-3299
    (Address of principal executive offices)                       (Zip Code)

    Registrant's telephone number, including area code           (408) 727-5555

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days. Yes  X   No    .
                                                       ---     ---
    Number of shares outstanding of the issuer's common stock as of April 30, 1995: 84,744,283

PART I.  FINANCIAL INFORMATION

                             APPLIED MATERIALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   Three Months Ended       Six Months Ended
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                April 30,      May 1,      April 30,     May 1,
(In thousands, except per share data)                                             1995          1994         1995         1994
- ---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                     $  675,439    $  411,332    $1,181,547   $  751,781
                                                                              ----------    ----------    ----------   ----------
Costs and expenses:
     Cost of products sold                                                       370,429       221,941       638,525      406,411
     Research, development
       and engineering                                                            73,393        43,654       133,389       82,892
     Marketing and selling                                                        51,901        39,370        96,046       73,403
     General and administrative                                                   34,963        20,489        64,987       40,221
     Other, net                                                                     (141)         (541)        1,653          114
                                                                              ----------    ----------    ----------   ----------
Income from operations                                                           144,894        86,419       246,947      148,740

Interest expense                                                                   5,881         3,472        11,634        7,120
Interest income                                                                    5,040         2,261         9,983        4,268
                                                                              ----------    ----------    ----------   ----------
Income from consolidated companies before
     taxes and cumulative effect of accounting
     change                                                                      144,053        85,208       245,296      145,888
Provision for income taxes                                                        50,418        29,823        85,853       51,061
                                                                              ----------    ----------    ----------   ----------
Income from consolidated companies before
     cumulative effect of accounting change                                       93,635        55,385       159,443       94,827
Equity in net loss of joint venture                                                  --            314           --         2,365
                                                                              ----------    ----------    ----------   ----------
Income before cumulative effect of
     accounting change                                                            93,635        55,071       159,443       92,462
Cumulative effect of a change in accounting
     for income taxes                                                                --             --            --        7,000
                                                                              ----------    ----------    ----------   ----------
Net income                                                                    $   93,635    $   55,071    $  159,443   $   99,462
                                                                              ----------    ----------    ----------   ----------
Earnings per share
     Before cumulative effect of accounting
        change                                                                $     1.08    $     0.65    $     1.84   $     1.10
                                                                              ----------    ----------    ----------   ----------
     Net income                                                               $     1.08    $     0.65    $     1.84   $     1.18
                                                                              ----------    ----------    ----------   ----------
Average common shares and
     equivalents                                                                  86,703        84,761        86,505       83,979
- ---------------------------------------------------------------------------------------------------------------------------------


     See accompanying notes to consolidated condensed financial statements

                             APPLIED MATERIALS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS*

- -----------------------------------------------------------------------------------------------------------------------
                                                                                  April 30,                  Oct. 30,
                  (In thousands)                                                    1995                       1994
- -----------------------------------------------------------------------------------------------------------------------
              ASSETS       Current assets:
                               Cash and cash equivalents                        $     170,754             $     160,320
                               Short-term investments                                 233,606                   262,005
                               Accounts receivable, net                               587,292                   405,813
                               Inventories                                            342,732                   245,710
                               Deferred income taxes                                  105,122                    99,766
                               Other current assets                                    67,560                    56,923
                                                                                -------------             -------------
                           Total current assets                                     1,507,066                 1,230,537

                           Property, plant and equipment, net                         522,933                   452,454
                           Other assets                                                22,157                    19,674
                                                                                -------------             -------------
                           Total assets                                         $   2,052,156             $   1,702,665
                                                                                -------------             -------------
         LIABILITIES       Current liabilities:
                 AND           Notes payable                                    $      45,190             $      43,081
       STOCKHOLDERS'           Current portion of long-term debt                       24,577                    15,432
              EQUITY           Accounts payable and
                                 accrued expenses                                     520,731                   378,238
                               Income taxes payable                                    32,506                    59,682
                                                                                -------------             -------------
                           Total current liabilities                                  623,004                   496,433

                           Long-term debt                                             239,743                   209,114
                           Deferred income taxes and
                                other non-current obligations                          38,990                    30,854
                                                                                -------------             -------------
                           Total liabilities                                          901,737                   736,401
                                                                                -------------             -------------
                           Stockholders' equity:
                               Common stock                                               847                       841
                               Additional paid-in capital                             395,109                   390,655
                               Retained earnings                                      705,369                   545,926
                               Cumulative translation adjustments                      49,094                    28,842
                                                                                -------------             -------------
                           Total stockholders' equity                               1,150,419                   966,264
                                                                                -------------             -------------
                           Total liabilities and
                               stockholders' equity                             $   2,052,156             $   1,702,665
- -----------------------------------------------------------------------------------------------------------------------

                  *Amounts as of April 30, 1995 are unaudited. Amounts as of October 30, 1994 were obtained from the October 30, 1994 audited financial statements.

     See accompanying notes to consolidated condensed financial statements.

                             APPLIED MATERIALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

- -----------------------------------------------------------------------------------------------------------------------
                                                                                             Six Months Ended
                                                                                   April 30,                  May 1,
                  (In thousands)                                                     1995                      1994
- -----------------------------------------------------------------------------------------------------------------------
                  Cash from operating activities:
                  Net income                                                       $  159,443                $   99,462
                                                                                   ----------                ----------
                  Adjustments required to reconcile
                    net income to net cash flow
                    provided by operations:
                    Depreciation and amortization                                      35,570                    23,878
                    Cumulative effect of a change in
                        accounting for income taxes                                         -                    (7,000)
                    Equity in net loss of joint venture                                     -                     2,365
                    Changes in assets and liabilities:
                      Accounts receivable                                            (143,272)                  (79,577)
                      Inventories                                                     (82,565)                  (52,813)
                      Deferred income taxes                                            (2,437)                        -
                      Other current assets                                             (8,274)                  (11,722)
                      Other assets                                                       (677)                   (1,541)
                      Accounts payable and accrued expenses                           101,914                    48,450
                      Income taxes payable                                            (27,028)                   (8,054)
                      Deferred income taxes and
                          other long-term liabilities                                   4,772                     4,827
                                                                                   ----------                ----------
                  Cash provided by operations                                          37,446                    18,275
                                                                                   ----------                ----------
                  Cash flows from investing activities:
                    Capital expenditures                                              (81,309)                  (52,227)
                    Proceeds from sales of short-term investments                     133,769                    69,917
                    Purchases of short-term investments                              (105,370)                 (155,851)
                                                                                   ----------                ----------
                  Cash used for investing                                             (52,910)                 (138,161)
                                                                                   ----------                ----------
                  Cash flows from financing activities:
                    Short-term  debt repayments, net                                   (5,531)                   (6,487)
                    Long-term borrowings, including
                        current portion                                                40,829                         -
                    Long-term debt repayments                                         (11,719)                   (2,850)
                    Sales of common stock, net                                          4,460                   106,321
                                                                                   ----------                ----------
                  Cash provided by financing                                           28,039                    96,984
                                                                                   ----------                ----------

                  Effect of exchange rate changes on cash                              (2,141)                      (89)
                                                                                   ----------                ----------
                  Increase (decrease) in cash and cash equivalents                     10,434                   (22,991)
                  Cash and cash equivalents
                    at beginning of period                                            160,320                   119,597
                                                                                   ----------                ----------
                  Cash and cash equivalents at end of period                       $  170,754                $   96,606
- -----------------------------------------------------------------------------------------------------------------------


                  Cash payments for interest expense were $11,746 and $6,759 for the six months ended April 30, 1995 and May 1, 1994, respectively. Cash payments for income taxes were $105,700 and $39,092 for the six months ended April 30, 1995 and May 1, 1994, respectively.

     See accompanying notes to consolidated condensed financial statements.

                             APPLIED MATERIALS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                         SIX MONTHS ENDED APRIL 30, 1995
                                 (IN THOUSANDS)

1)   Basis of Presentation

     In the opinion of management, the unaudited consolidated condensed interim financial statements included herein have been prepared on the same basis as the October 30, 1994 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. Certain amounts in the consolidated statement of cash flows for the six months ended May 1, 1994 have been reclassified to conform with the current period's presentation.

2)   Earnings Per Share

     Earnings per share is computed on the basis of the weighted average number of common shares and common equivalent shares from dilutive stock options.

3)   Inventories

     Inventories are stated at the lower of cost or market, with cost determined on the basis of first-in, first-out (FIFO).

     The components of inventories are as follows:

                                                       April 30, 1995                      October 30, 1994
                                                       --------------                      ----------------
     Customer service spares                           $   112,222                           $    75,860
     Systems raw materials                                  86,157                                56,309
     Work-in-process                                       109,761                                81,389
     Finished goods                                         34,592                                32,152
                                                       -----------                           -----------
                                                       $   342,732                           $   245,710
                                                       ===========                           ===========

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

    SFAS 115 requires investment securities to be classified as either held to maturity, trading or available for sale. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company reviewed its portfolio as of April 30, 1995 and determined its short-term investment portfolio to be available for sale. Under SFAS 115, investments classified as available for sale are required to be recorded at fair value and any temporary difference between an investment's cost and its fair value is required to be recorded as a separate component of stockholders' equity. At April 30, 1995, the fair value of the Company's short-term investments approximated cost.

                                  APPLIED MATERIALS, INC.
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SIX MONTHS ENDED APRIL 30, 1995
                                     (IN THOUSANDS)

4)   Short-Term Investments, continued,

    Short-term investments at April 30, 1995 are comprised of the following:

     Obligations of States and
       Political Subdivisions                                   $    86,003
     U.S. Commercial Paper,
       Corporate Bonds, and  Medium
       Term Notes                                                    38,992
     Bank Certificates of Deposit                                    36,884
     U.S. Treasury Securities                                        56,024
     Other Debt Securities                                           15,703
                                                                -----------
                                                                $   233,606
                                                                ===========

    Gross unrealized holding gains and losses and gross realized gains and losses on sales of short-term investments were not significant as of or for the quarter ended April 30, 1995.

    Information about the contractual maturities of short-term investments at April 30, 1995 is as follows:

     Due in one year or less                                    $     125,374
     Due after one year through three years                            82,325
     Due after three years                                             25,907
                                                                -------------
                                                                $     233,606
                                                                =============


5)   Derivative Financial Instruments

     The Company enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies and purchases currency option contracts to hedge certain anticipated, but not yet committed, transactions expected to be denominated in foreign currencies. The purpose of the Company's foreign currency management activity is to protect the Company from the risk that the eventual cash flows from foreign currency denominated transactions may be adversely affected by changes in exchange rates. The term of the currency instruments used is consistent with the timing of the committed or anticipated transactions being hedged. The Company does not hold or issue financial instruments for trading or speculative purposes.

     Deferred results of option and forward contracts are recognized in income when the related transactions being hedged are recognized. At April 30, 1995, the deferred gains and losses on option and forward contracts were not material. At April 30, 1995, the Company had forward exchange contracts to sell U.S. dollars for foreign currency with notional amounts of $272,743 and

                             APPLIED MATERIALS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                         SIX MONTHS ENDED APRIL 30, 1995
                                 (IN THOUSANDS)

5)   Derivative Financial Instruments, continued,

     forward exchange contracts to buy U.S. dollars for foreign currency with notional amounts of $425,125. At April 30, 1995, the Company had purchased currency option contracts, with gross notional amounts of $92,381. All currency forward and option contracts have maturities of less than two years and are primarily to buy or sell Japanese yen in exchange for U.S. dollars. Management believes that these forward contracts and purchased option contracts should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset gains and losses on the assets, liabilities and transactions being hedged. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but it does not expect any counterparties to fail to meet their obligations, given their credit ratings.

                             APPLIED MATERIALS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

During the second quarter of fiscal 1995 Applied Materials, Inc. reported record net sales of $675 million. New orders of $927 million were received during the quarter, driven by orders for the Company's Precision 5000, Endura, and Precision Implant 9500 platforms. Backlog at April 30, 1995 was $1,222 million, up from $715 million at October 30, 1994.

RESULTS OF OPERATIONS

The Company's worldwide net sales for the three and six month periods ended April 30, 1995 increased by 64 percent and 57 percent, respectively, from the corresponding periods in fiscal 1994. This growth can be primarily attributed to increased unit sales of the Company's single-wafer, multi-chamber systems and increases in customer support revenues. Compared with the six months ended May 1, 1994, Physical Vapor Deposition (PVD), Chemical Vapor Deposition (CVD), Etch and Ion Implant sales for fiscal 1995 were all up significantly. Regionally, 67 percent of the Company's net sales for the second quarter of fiscal 1995 were to customers located outside North America compared to 58 percent in the first quarter of 1995 and 66 percent in the comparable 1994 period. Sales to customers located outside North America represented 63 percent in the first half of fiscal 1995 compared to 62 percent in the first half of 1994. Fiscal 1995 year to date sales to customers located in Asia-Pacific increased 158 percent from the prior year and accounted for 29 percent of the Company's fiscal 1995 year to date sales, an increase from 18 percent in the comparable fiscal period in 1994. This increase was driven primarily by revenue from systems shipped in response to large orders placed by Korean customers in the first half of fiscal 1995. As a percentage of the Company's fiscal 1995 year to date sales, both Europe and Japan decreased to 12 percent and 22 percent, respectively, compared to 18 percent and 27 percent for the comparable fiscal 1994 period. While sales in all regions increased for the six month period ended April 30, 1995 from the comparable period in the previous year, the percentage of total sales in each region was impacted by the significant sales growth in Asia-Pacific.

Year to date fiscal 1995 new orders increased in all geographic regions when compared to the comparable period in fiscal 1994. New orders received from Asia-Pacific customers represented 34 percent of the total orders received in the first half of fiscal 1995, as compared to 27 percent in the first half of fiscal 1994, as dynamic random access memory (DRAM) manufacturers placed large orders for new eight-inch equipment to be used for 16 Mbit production and 64 Mbit pilot lines. Asia-Pacific customers are expected to continue to account for a high share of the Company's sales in the near term driven by the high order levels in the first half of fiscal 1995. New orders received during the first half of fiscal 1995 in North America, Europe and Japan were 29, 12 and 25 percent of total orders received, respectively, compared to 30, 19 and 23 percent in the comparable period of fiscal 1994. The global semiconductor equipment market remains strong, yet each region exhibits unique investment patterns causing regional order growth rates to vary from quarter to quarter. Orders in Asia-Pacific are expected to moderate in the second half of fiscal 1995 and return to order levels experienced during periods within the last two years prior to the recent significant Korean investments. The combined orders from North America, Europe and Japan appear to be sustainable at current levels during the remainder of fiscal 1995.

Gross margin as a percentage of sales for the three and six month periods ended April 30, 1995 was 45 percent and 46 percent, respectively, and have remained consistent when compared to the gross margin of 46 percent for both the three and six month periods ended May 1, 1994. The ramp in shipments during the three months ended April 30, 1995 resulted in production inefficiencies and costs which reduced the gross margin by one percent when compared to the three months ended May 1, 1994. Past margin trends are not necessarily indicative of future margin performance.

Operating expenses as a percentage of sales for the three and six month periods ended April 30, 1995 improved to 24 percent and 25 percent, respectively, compared to 25 percent and 26 percent in the corresponding periods in fiscal 1994. This improvement is driven primarily by the Company's record sales levels and the Company's efforts to grow operating expenses at a lower rate than revenues. The Company intends to continue to invest significant funds for facilities expansion, information systems technology and personnel to support higher volumes of business and thus there can be no assurance that the Company will be successful in maintaining or improving future operating expenses as a percentage of sales.

Significant operations of the Company are conducted in Japanese yen, British pounds sterling and other European currencies. Forward exchange contracts and options are purchased to hedge certain existing firm commitments and anticipated foreign currency denominated transactions over the next two years. Gains and losses on hedge contracts are reported as a component of the related transaction. Because the impact of movements in currency exchange rates on foreign exchange contracts offsets the related impact on the underlying items being hedged, these financial instruments do not subject the Company to speculative risk that would otherwise result from changes in currency exchange rates. With the strengthening of the Japanese yen relative to the U.S. dollar when comparing the second quarter of fiscal 1995 to the second quarter of fiscal 1994, the Company experienced a slightly favorable impact to its results of operations after the effects of the foreign currency hedging activities. To date, exchange gains and losses resulting from translation of foreign currencies into U.S. dollars have not had a significant effect on the Company's results of operations.

The Company's effective tax rate for the second quarter and first half of fiscal 1995 was 35 percent, consistent with fiscal 1994. Management anticipates the 35 percent effective tax rate will continue through the end of fiscal 1995.

The market served by the Company is characterized by rapid technological change, increasingly precise customer specifications and global service requirements. The Company's future operating results may be affected by inherent uncertainties characteristic of the worldwide semiconductor equipment industry. Such uncertainties include, but are not limited to, the development of new technologies, the anticipated transition to a new generation of semiconductor devices, competitive pricing pressures, global economic conditions, and the availability of needed components. Accordingly, recent historical operating results should be only one factor in evaluating the future financial performance of the Company.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition at April 30, 1995 remained strong. Total current assets exceeded total current liabilities by 2.4 times, compared to 2.5 at October 30, 1994. During the first two quarters of fiscal 1995, cash, cash equivalents, and short-term investments decreased by $18 million. Cash provided by operations since October 30, 1994 totaled $37 million resulting primarily from net income and increases in accounts payable and accrued expenses offset by increases in accounts receivable and inventory. The increase in accounts receivable was due to increased sales volumes over the prior period. Inventory levels have increased in order to fulfill customer orders scheduled for delivery in the second half of fiscal 1995. Other sources of cash include long-term borrowings of $41 million offset by $17 million of borrowing reductions. These additional borrowings will be used for facilities expansion in Japan to meet customer demands. Other uses of cash include investments in facilities and capital equipment of $81 million. Capital expenditures are expected to be approximately $265 million for fiscal year 1995. This amount includes funds for global facilities expansion, investments in demonstration and test equipment, information systems and other capital expenditures.

At April 30, 1995, the Company's principal sources of liquidity consisted of $404 million of cash, cash equivalents and short-term investments and $226 million in available U.S. and foreign credit facilities. The Company's liquidity is affected by many factors, some based on the typical on-going operations of the business and others related to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with the liquidity provided by existing cash balances and current borrowing arrangements, will be sufficient to support operations through the fiscal year.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         In the first of two lawsuits filed by the Company against Advanced Semiconductor Materials, Inc., Epsilon Technology, Inc. (doing business as ASM Epitaxy) and Advanced Semiconductor Materials International N.V. (the defendants, together, hereafter referred to as "ASM"), described in the Company's Annual Report on Form 10-K for its fiscal year ended October 30, 1994, Judge William Ingram of the United States District Court for the Northern District of California ruled that ASM's Epsilon I infringes certain of the Company's United States patents and issued an injunction against ASM's manufacture, use and sale of the ASM Epsilon I epitaxial reactor in the United States. ASM has appealed the decision and the injunction has been stayed pending the appeal. The stay order requires that ASM pay a fee, as a security for the Company's interest, for each Epsilon I system sold by ASM in the U.S. after the date of the injunction. Judge Whyte of the same Court separately ruled that the proceedings to resolve the issues of damages, willful infringement and ASM's counterclaims, which had been bifurcated for separate trial, will also be stayed pending the appeal of Judge Ingram's decision. Oral arguments regarding this appeal are currently scheduled for June 5, 1995. The trial of the second of the Company's patent infringement lawsuits against ASM occurred before Judge Whyte in May 1995. There is no scheduled date for a decision. Trial of ASM's patent infringement lawsuit against the Company has now been severed into two parts. ASM's claim involving one patent relating to the Company's single wafer epitaxial product line is currently scheduled for trial in February, 1996 and ASM has requested a stay of these proceedings pending its separate request for further proceedings regarding this patent in the U.S. Patent and Trademark Office. No trial date has been set with respect to ASM's claim involving one patent which relates to the Company's Precision 5000 product lines. Finally, the Company has filed a Declaratory Judgment action against ASM requesting that an ASM patent be held invalid and not infringed by the Company's single wafer epitaxial product line. No trial date has been set in this lawsuit.

         In September, 1994, General Signal Corporation filed a lawsuit against the Company in the United States District Court, District of Delaware. General Signal alleges that the Company infringes five of General Signal's United States patents by making, using, selling or offering for sale multichamber wafer fabrication equipment, including for example, the Precision 5000 series machines. General Signal seeks an injunction, multiple damages and costs, including reasonable attorneys' fees and interest, and such other relief as the court may deem just and proper. This lawsuit is currently in discovery and no trial date has been set.

         In January 1995, the Company filed a lawsuit against Novellus Systems, Inc. in the United States District Court, Northern District of California. This lawsuit alleges that Novellus' Concept One and Concept Two systems infringe the Company's U.S. patent relating to the TEOS-based, plasma enhanced CVD process for silicon oxide deposition. The lawsuit seeks an injunction, multiple damages and costs, including reasonable attorneys' fees and interest, and such other relief as the court may deem just and proper. This lawsuit is currently in discovery and no trial date has been set.

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

Item 4.       Submission of Matters to a Vote of Security-Holders.

              The Annual Meeting of Stockholders was held March 14, 1995 in Santa Clara, California. Nine incumbent directors were re-elected without opposition to serve another one year term in office. In addition, Tsuyoshi Kawanishi was elected to the Board of Directors. The result of this election was as follows:

              Name of Director                                  Votes For                 Votes Withheld
              ----------------                                  ---------                 --------------
              James C. Morgan                                   71,493,185                    353,303
              James W. Bagley                                   71,477,814                    368,674
              Dan Maydan                                        71,467,481                    379,007
              Michael H. Armacost                               71,557,150                    289,338
              Herbert M. Dwight, Jr.                            71,584,012                    262,476
              George B. Farnsworth                              71,562,850                    283,638
              Philip V. Gerdine                                 71,586,337                    260,151
              Tsuyoshi Kawanishi                                71,382,490                    463,998
              Paul R. Low                                       71,573,643                    272,845
              Alfred J. Stein                                   64,489,765                  7,356,723


              On a proposal to adopt the Company's 1995 Equity Incentive Plan, there were 38,594,379 votes cast in favor of this measure and 26,465,472 votes cast against it. There were 687,253 abstentions and 6,099,384 broker non-votes.

              On a proposal to adopt the Company's Senior Executive Bonus Plan, there were 66,391,282 votes cast in favor of this measure and 3,951,780 votes cast against it. There were 753,623 abstentions and 749,803 broker non-votes.

Item 6.       Exhibits and Reports on Form 8-K

              a)  Exhibits are numbered in accordance with the Exhibit Table of
                  Item 601 of Regulation S-K:

                  10.22 The Applied Materials, Inc. 1995 Equity Incentive Plan, dated April 5, 1995.

                  10.23 The Applied Materials, Inc. Senior Executive Bonus Plan, dated September 23, 1994.

                  10.24 The Applied Materials, Inc. Executive Deferred Compensation Plan, as amended and restated on April 1, 1995.

              b) No reports on Form 8-K were filed by the Company during the quarter ended April, 1995.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       APPLIED MATERIALS, INC.

June 5, 1995                           By:   \s\Gerald F. Taylor
                                          ---------------------------------
                                             Gerald F. Taylor
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)



                                       By:   \s\Michael K. O'Farrell
                                          ---------------------------------
                                             Michael K. O'Farrell
                                             Corporate Controller
                                             (Principal Accounting Officer)

                                INDEX TO EXHIBITS

Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

10.22 The Applied Materials, Inc. 1995 Equity Incentive Plan , dated April 5, 1995.

10.23 The Applied Materials, Inc. Senior Executive Bonus Plan, dated September 23, 1994.

10.24 The Applied Materials, Inc. Executive Deferred Compensation Plan, as amended and restated on April 1, 1995.

27                Financial Data Schedule