Form 10-Q
period 1995-07-30
APPLIED MATERIALS INC /DE
filed 1995-09-12
CIK 6951

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JULY 30, 1995

                                         OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM___________TO____________
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

                                YES  X   NO
                                   -----     -----

     NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF JULY 30, 1995: 89,171,379
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  FINANCIAL INFORMATION

                            APPLIED MATERIALS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                               ----------------------    --------------------------
                                               JULY 30,     JULY 31,      JULY 30,       JULY 31,
                                                 1995         1994          1995           1994
                                               ---------    ---------    -----------    -----------
Net sales....................................  $ 897,684    $ 440,228    $ 2,079,231    $ 1,192,009
                                                --------     --------     ----------     ----------
Costs and expenses:
  Cost of products sold......................    489,256      234,656      1,127,781        641,067
  Research, development and engineering......     85,789       52,494        219,178        135,386
  Marketing and selling......................     62,520       39,851        158,566        113,254
  General and administrative.................     44,109       20,279        109,096         60,500
  Other, net.................................      2,633          701          4,286            815
                                                --------     --------     ----------     ----------
Income from operations.......................    213,377       92,247        460,324        240,987
Interest expense.............................      5,527        3,659         17,161         10,779
Interest income..............................      6,323        2,946         16,306          7,214
                                                --------     --------     ----------     ----------
Income from consolidated companies before
  taxes and cumulative effect of accounting
  change.....................................    214,173       91,534        459,469        237,422
Provision for income taxes...................     74,961       32,036        160,814         83,097
                                                --------     --------     ----------     ----------
Income from consolidated companies before
  cumulative effect of accounting change.....    139,212       59,498        298,655        154,325
Equity in net loss of joint venture..........         --        1,362             --          3,727
                                                --------     --------     ----------     ----------
Income before cumulative effect of accounting
  change.....................................    139,212       58,136        298,655        150,598
Cumulative effect of a change in accounting
  for income taxes...........................         --           --             --          7,000
                                                --------     --------     ----------     ----------
Net income...................................  $ 139,212    $  58,136    $   298,655    $   157,598
                                                --------     --------     ----------     ----------
Earnings per share:
  Before cumulative effect of accounting
     change..................................  $    1.57    $    0.68    $      3.42    $      1.78
                                                --------     --------     ----------     ----------
  Net income.................................  $    1.57    $    0.68    $      3.42    $      1.86
                                                --------     --------     ----------     ----------
Average common shares and equivalents........     88,877       86,033         87,399         84,654
                                                ========     ========     ==========     ==========

     See accompanying notes to consolidated condensed financial statements.

                            APPLIED MATERIALS, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS*
                                 (IN THOUSANDS)

                                                                       JULY 30,       OCT. 30,
                                                                         1995           1994
                                                                      -----------    -----------
                                 ASSETS
Current assets:
  Cash and cash equivalents.........................................  $   262,363    $   160,320
  Short-term investments............................................      437,382        262,005
  Accounts receivable, net..........................................      778,113        405,813
  Inventories.......................................................      391,229        245,710
  Deferred income taxes.............................................      104,646         99,766
  Other current assets..............................................       84,470         56,923
                                                                       ----------     ----------
Total current assets................................................    2,058,203      1,230,537
Property, plant and equipment, net..................................      557,718        452,454
Other assets........................................................       22,210         19,674
                                                                       ----------     ----------
          Total assets..............................................  $ 2,638,131    $ 1,702,665
                                                                       ==========     ==========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.....................................................  $    73,607    $    43,081
  Current portion of long-term debt.................................       25,428         15,432
  Accounts payable and accrued expenses.............................      595,303        378,238
  Income taxes payable..............................................       65,625         59,682
                                                                       ----------     ----------
Total current liabilities...........................................      759,963        496,433
Long-term debt......................................................      231,103        209,114
Deferred income taxes and other non-current obligations.............       39,748         30,854
                                                                       ----------     ----------
Total liabilities...................................................    1,030,814        736,401
                                                                       ----------     ----------
Stockholders' equity:
  Common stock......................................................          893            841
  Additional paid-in capital........................................      720,644        390,655
  Retained earnings.................................................      844,581        545,926
  Cumulative translation adjustments................................       41,199         28,842
                                                                       ----------     ----------
Total stockholders' equity..........................................    1,607,317        966,264
                                                                       ----------     ----------
          Total liabilities and stockholders' equity................  $ 2,638,131    $ 1,702,665
                                                                       ==========     ==========

---------------
* Amounts as of July 30, 1995 are unaudited. Amounts as of October 30, 1994 were obtained from the October 30, 1994 audited financial statements.

     See accompanying notes to consolidated condensed financial statements.

                            APPLIED MATERIALS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          NINE MONTHS ENDED
                                                                       -----------------------
                                                                       JULY 30,      JULY 31,
                                                                         1995          1994
                                                                       ---------     ---------
Cash from operating activities:
Net income...........................................................  $ 298,655     $ 157,598
                                                                       ---------     ---------
Adjustments required to reconcile net income to net cash flow provided by operations:
  Depreciation and amortization......................................     54,047        42,223
  Cumulative effect of a change in accounting for income taxes.......         --        (7,000)
  Equity in net loss of joint venture................................         --         3,727
  Changes in assets and liabilities:
     Accounts receivable.............................................   (354,523)     (125,005)
     Inventories.....................................................   (136,241)      (81,181)
     Deferred income taxes...........................................     (3,111)           --
     Other current assets............................................    (26,282)       (6,353)
     Other assets....................................................     (1,380)       (3,399)
     Accounts payable and accrued expenses...........................    195,272        57,860
     Income taxes payable............................................      7,015        (3,799)
     Deferred income taxes and other long-term liabilities...........      7,185         4,441
                                                                       ---------     ---------
Cash provided by operations..........................................     40,637        39,112
                                                                       ---------     ---------
Cash flows from investing activities:
  Capital expenditures...............................................   (144,569)     (121,363)
  Proceeds from sales of short-term investments......................    165,244       115,114
  Purchases of short-term investments................................   (340,620)     (183,034)
                                                                       ---------     ---------
Cash used for investing..............................................   (319,945)     (189,283)
                                                                       ---------     ---------
Cash flows from financing activities:
  Short-term debt borrowings (repayments), net.......................     25,401           236
  Long-term borrowings, including current portion....................     33,040            --
  Long-term debt repayments..........................................     (5,130)       (3,863)
  Sales of common stock, net.........................................    330,041       106,861
                                                                       ---------     ---------
Cash provided by financing...........................................    383,352       103,234
                                                                       ---------     ---------
Effect of exchange rate changes on cash..............................     (2,001)          849
                                                                       ---------     ---------
Increase (decrease) in cash and cash equivalents.....................    102,043       (46,088)
Cash and cash equivalents at beginning of period.....................    160,320       119,597
                                                                       ---------     ---------
Cash and cash equivalents at end of period...........................  $ 262,363     $  73,509
                                                                       =========     =========

     Cash payments for interest expense were $13,696 and $8,355 for the nine months ended July 30, 1995 and July 31, 1994, respectively. Cash payments for income taxes were $145,573 and $63,264 for the nine months ended July 30, 1995 and July 31, 1994, respectively.

     See accompanying notes to consolidated condensed financial statements.

                            APPLIED MATERIALS, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                        NINE MONTHS ENDED JULY 30, 1995
                                 (IN THOUSANDS)

1) BASIS OF PRESENTATION

     In the opinion of management, the unaudited consolidated condensed interim financial statements included herein have been prepared on the same basis as the October 30, 1994 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. Certain amounts in the consolidated statement of cash flows for the nine months ended July 31, 1994 have been reclassified to conform with the current period's presentation.

2) EARNINGS PER SHARE

     Earnings per share is computed on the basis of the weighted average number of common shares and common equivalent shares from dilutive stock options.

3) INVENTORIES

     Inventories are stated at the lower of cost or market, with cost determined on the basis of first-in, first-out (FIFO).

     The components of inventories are as follows:

                                                               JULY 30, 1995     OCTOBER 30, 1994
                                                               -------------     ----------------
    Customer service spares..................................    $ 126,747           $ 75,860
    Systems raw materials....................................       93,669             56,309
    Work-in-process..........................................      127,324             81,389
    Finished goods...........................................       43,489             32,152
                                                                  --------           --------
                                                                 $ 391,229           $245,710
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

     SFAS 115 requires investment securities to be classified as either held to maturity, trading or available for sale. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company reviewed its portfolio as of July 30, 1995 and determined its short-term investment portfolio to be available for sale. Under SFAS 115, investments classified as available for sale are required to be recorded at fair value and any temporary difference between an investment's cost and its fair value is required to be recorded as a separate component of stockholders' equity. At July 30, 1995, the fair value of the Company's short-term investments approximated cost.

                            APPLIED MATERIALS, INC.

                        NOTES TO CONSOLIDATED CONDENSED
                FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     Short-term investments at July 30, 1995 are comprised of the following:

    Obligations of States and Political Subdivisions..........................  $ 97,025
    U.S. Commercial Paper, Corporate Bonds, and Medium Term Notes.............    92,238
    Bank Certificates of Deposit..............................................   105,017
    U.S. Treasury Securities..................................................   125,688
    Other Debt Securities.....................................................    17,414
                                                                                --------
                                                                                $437,382
                                                                                ========

     Gross unrealized holding gains and losses and gross realized gains and losses on sales of short-term investments were not significant as of or for the three or nine month periods ended July 30, 1995.

     Information about the contractual maturities of short-term investments at July 30, 1995 is as follows:

    Due in one year or less...................................................  $319,572
    Due after one year through three years....................................    38,169
    Due after three years.....................................................    79,641
                                                                                --------
                                                                                $437,382
                                                                                ========

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

     Deferred results of option and forward contracts are recognized in income when the related transactions being hedged are recognized. At July 30, 1995, premiums on purchased option contracts which have been deferred were $5,410. Deferred gains and losses on forward contracts were not material. At July 30, 1995, the Company had forward exchange contracts to sell U.S. dollars for foreign currency with notional amounts of $261,758 and forward exchange contracts to buy U.S. dollars for foreign currency with notional amounts of $500,160. At July 30, 1995, the Company had purchased currency option contracts, with gross notional amounts of $447,619. All currency forward and option contracts have maturities of less than two years and are primarily to buy or sell Japanese yen in exchange for U.S. dollars. Management believes that these forward contracts and purchased option contracts should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset gains and losses on the assets, liabilities and transactions being hedged. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but it does not expect any counterparties to fail to meet their obligations, given their credit ratings.

6) STOCKHOLDERS' EQUITY

     In July 1995, the Company sold 4,025 shares of common stock in a public offering at a price of $82.75 per share prior to underwriters' commission. Proceeds after underwriters' commission and other estimated offering costs were $321,242.

                            APPLIED MATERIALS, INC.

                        NOTES TO CONSOLIDATED CONDENSED
                FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

7) LONG-TERM DEBT

     On August 24, 1995, the Company commenced a program to offer from time to time up to $266,931 in medium-term notes. On September 5, 1995, the Company issued $53 million in medium-term notes due in five and ten years at interest rates ranging from 6.65 to 7.0 percent. The remaining notes may be issued at fixed or floating interest rates, as determined at the time of issuance. The notes contain certain financial covenants that include limitations on additional borrowings by U.S. subsidiaries, liens placed on assets, and sale and leaseback transactions.

                                     PART I

ITEM 2.

                            APPLIED MATERIALS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     For the third quarter of fiscal 1995 Applied Materials, Inc. reported net sales of $898 million. New orders of $1.01 billion were received during the third quarter of fiscal 1995, and backlog at July 30, 1995 was $1.35 billion, up from $1.22 billion at the end of the second quarter.

RESULTS OF OPERATIONS

     The Company's worldwide net sales for the three and nine month periods ended July 30, 1995 increased by 104 percent and 74 percent, respectively, from the corresponding periods in fiscal 1994. This growth can be primarily attributed to increased unit sales of the Company's single-wafer, multi-chamber systems for all the regions served by the Company and increases in customer support revenues. Compared with the nine months ended July 31, 1994, sales for fiscal 1995 for each of the Company's product lines and customer support were up significantly. Regionally, 70 percent of the Company's net sales for the third quarter of fiscal 1995 were to customers located outside North America compared to 61 percent in the comparable 1994 period. Sales to customers located outside North America represented 66 percent for the nine months ended July 30, 1995 compared to 62 percent in the comparable period in fiscal 1994. Fiscal 1995 year to date sales to customers located in Asia-Pacific increased 197 percent from the prior year and accounted for 28 percent of the Company's fiscal 1995 year to date sales, an increase from 16 percent in the comparable fiscal period in 1994. This increase was driven primarily by revenue from systems shipped in response to large orders placed by Korean customers. As a percentage of the Company's fiscal 1995 year to date sales, both Europe and Japan decreased to 14 percent and 24 percent, respectively, compared to 19 percent and 27 percent for the comparable fiscal 1994 period. While sales in all regions increased for the nine month period ended July 30, 1995 from the comparable period in the previous year, the percentage of total sales in each region was impacted by the significant sales growth in Asia-Pacific.

     Year to date fiscal 1995 new orders increased in all geographic regions when compared to the comparable period in fiscal 1994. New orders received from Asia-Pacific customers represented 27 percent of the total orders received in the nine months ended July 30, 1995, as compared to 21 percent in the comparable fiscal period in 1994, as dynamic random access memory (DRAM) manufacturers continued placing large orders for new eight-inch equipment to be used for 16 Mbit production and 64 Mbit pilot lines. Asia-Pacific customers are expected to continue to account for a high share of the Company's sales in the near term driven by the high 1995 order levels. New orders received during the nine months ended July 30, 1995 in North America, Europe and Japan were 32, 16 and 25 percent of total orders received, respectively, compared to 37, 17 and 25 percent in the comparable period of fiscal 1994. The global semiconductor equipment market remains strong, yet each region exhibits unique investment patterns causing regional order rates to vary from quarter to quarter. The combined orders from North America, Europe, Japan and Asia-Pacific appear to be sustainable at current levels during the remainder of fiscal 1995.

     Gross margin as a percentage of sales for the three and nine month periods ended July 30, 1995 was 46 percent, and has remained consistent when compared to the gross margins of 47 percent and 46 percent for the respective three and nine month periods ended July 31, 1994. The ramp in shipments during the second and third quarters of fiscal 1995 resulted in slight production inefficiencies and costs which reduced the gross margin by one percentage point when comparing the three month period ended July 30, 1995 to the corresponding period in 1994. Past margin trends are not necessarily indicative of future margin performance.

     Operating expenses as a percentage of sales for the three and nine month periods ended July 30, 1995 improved to 22 percent and 24 percent, respectively, compared to 26 percent for both corresponding periods in fiscal 1994. This improvement is driven primarily by the Company's record sales levels and the Company's efforts to grow operating expenses at a lower rate than revenues. The Company intends to continue to invest significant funds for facilities expansion, information systems technology and personnel to support higher volumes of business. Thus there can be no assurance that the Company will be successful in maintaining or improving future operating expenses as a percentage of sales.

     Significant operations of the Company are conducted in Japanese yen, British pounds sterling and other European currencies. Forward exchange contracts and options are purchased to hedge certain existing firm commitments and anticipated foreign currency denominated transactions over the next two years. Gains and losses on hedge contracts are reported as a component of the related transaction. Because the impact of movements in currency exchange rates on foreign exchange contracts offsets the related impact on the underlying items being hedged, these financial instruments do not subject the Company to speculative risk that would otherwise result from changes in currency exchange rates. While not significant, the continued strength of the Japanese yen relative to the U.S. dollar has resulted in a favorable impact to the Company's results of operations after the effects of the foreign currency hedging activities. To date, exchange gains and losses resulting from translation of foreign currencies into U.S. dollars have not had a significant effect on the Company's results of operations.

     The Company's effective tax rate for the three and nine month periods ended July 30, 1995 was 35 percent, consistent with fiscal 1994. Management anticipates that the 35 percent effective tax rate will continue through the end of fiscal 1995.

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

     On August 15, 1995, the Company announced that James W. Bagley, Vice Chairman and Chief Operating Officer, will transition out of his role as Chief Operating Officer. This transition will take place at the end of fiscal 1995. He will continue to serve as Vice Chairman of the Board of Directors and will remain an active executive of the Company focusing on long-term global initiatives and strategies.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial condition at July 30, 1995 remained strong. Total current assets exceeded total current liabilities by 2.7 times, compared to 2.5 at October 30, 1994. During the nine month period ended July 30, 1995, cash, cash equivalents, and short-term investments increased by $277 million. This increase is primarily attributable to the sale of 4,025,000 shares of common stock in July 1995. The Company raised $321 million, net of underwriters' commissions and other estimated offering costs. Cash provided by operations since October 30, 1994 totaled $41 million resulting primarily from net income and increases in accounts payable and accrued expenses offset by increases in accounts receivable and inventory. The increase in accounts receivable was due to increased sales volumes over the prior period. Inventory levels have increased primarily to fulfill customer orders scheduled for delivery in the last quarter of fiscal 1995 and early fiscal 1996. Other sources of cash include short and long-term borrowings of $25 and $33 million, respectively, offset by $5 million of borrowing reductions. Uses of cash include investments in facilities and capital equipment of $145 million. Capital expenditures are expected to be approximately $265 million for fiscal year 1995. This amount includes funds for global facilities expansion, investments in demonstration and test equipment, information systems and other capital expenditures.

     At July 30, 1995, the Company's principal sources of liquidity consisted of $700 million of cash, cash equivalents and short-term investments and $189 million in available U.S. and foreign credit facilities. In addition, the Company filed a shelf registration with the Securities and Exchange Commission during the third quarter of fiscal 1995 for the sale of common stock and issuance of debt securities. The sale of 4,025,000 shares of common stock occurred in July 1995 raising approximately $333 million before underwriters' commission and other estimated offering costs. Additionally, the Company registered approximately $267 million in medium-term notes on August 24,

1995. These notes may be issued from time to time, at fixed or floating interest rates, as determined at the time of issuance (see also footnote 7 of the notes to consolidated condensed financial statements). The Company's liquidity is affected by many factors, some based on the typical on-going operations of the business and others related to the uncertainties of the industry and global economies. Management believes that cash generated from operations, together with the liquidity provided by existing cash balances and current borrowing arrangements, will be sufficient to support operations through the fiscal year.

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In the first of two lawsuits filed by the Company, captioned Applied Materials Inc. v. Advanced Semiconductor Materials America, Inc., Epsilon Technology, Inc. (doing business as ASM Epitaxy) and Advanced Semiconductor Materials International N.V. (collectively "ASM") (case no. C-91-20061-RMW), Judge William Ingram of the United States District Court for the Northern District of California on April 26, 1994, ruled that ASM's Epsilon I infringes certain of the Company's United States patents and issued an injunction against ASM's use and sale of the ASM Epsilon I epitaxial reactor in the United States. ASM has appealed the decision and the injunction has been stayed, as it concerns ASM products other than those offered for sale as of April 1994, pending the appeal. The stay order requires that ASM pay a fee, as security for the Company's interest, for each Epsilon I system sold by ASM in the United States after the date of the injunction. Judge Ronald M. Whyte of the same Court ruled that proceedings to resolve the issues of damages, willful infringement and ASM's counterclaims, which had been bifurcated for separate trial, will also be stayed pending the appeal of Judge Ingram's decision. Oral arguments regarding this appeal were completed on June 5, 1995, before the Court of Appeals for the Federal Circuit. The trial of the Company's second patent infringement lawsuit against ASM, captioned Applied Materials Inc. v. ASM (case no. C-92-20643-RMW), was concluded before Judge Whyte in May 1995. Although the matter is under consideration based on the evidence at trial, the Court has no scheduled date for a decision.

     ASM's separate lawsuit against the Company, involving one patent relating to the Company's single wafer epitaxial product line, captioned ASM America Inc.
v. Applied Materials Inc. (case no. C-93-20853-RMW), is currently scheduled for trial in February 1996. ASM has requested a stay of these proceedings pending its separate request for further proceedings regarding this patent in the U.S. Patent and Trademark Office. The Court tentatively denied this request for stay, and the case is proceeding through discovery and pretrial preparation. A separate action severed from ASM's case, captioned ASM America Inc. v. Applied Materials Inc. (case no. C-95-20169-RWM), involves one patent which relates to the Company's Precision 5000 product line. No trial date has been set. Discovery and pretrial investigation is proceeding.

     Further, the Company has filed a Declaratory Judgment action against ASM, captioned Applied Materials, Inc. v. ASM (case no. C-95-20003-RMW), requesting that an ASM patent be held invalid and not infringed by the Company's single wafer epitaxial product line. Discovery and pretrial investigation is proceeding. No trial date has been set. Finally, on July 7, 1995, ASM filed a lawsuit, captioned ASM America Inc. v. Applied Materials Inc. (case no. C95-02458-VRW), concerning susceptors in chemical vapor deposition chambers. Investigation has just commenced. No discovery has been pursued as yet. And no trial date has been set.

     In September, 1994, General Signal Corporation filed a lawsuit against the Company (case no. 94-461-JJF) in the United States District Court, District of Delaware. General Signal alleges that the Company infringes five of General Signal's United States patents by making, using, selling or offering for sale multichamber wafer fabrication equipment, including for example, the Precision 5000 series machines. General Signal seeks an injunction, multiple damages and costs, including reasonable attorneys' fees and interest, and such other relief as the court may deem just and proper. This lawsuit is currently in discovery and no trial date has been set.

     In January, 1995, the Company filed a lawsuit against Novellus Systems, Inc. in the United States District Court, Northern District of California (case no. C-95-0243-MMC). This lawsuit alleges that

Novellus' Concept One and Concept Two systems infringe the Company's U.S. patent relating to TEOS-based, plasma enhanced CVD process for silicon oxide deposition. The lawsuit seeks an injunction, multiple damages and costs, including reasonable attorneys' fees and interest, and such other relief as the court may deem just and proper. Damages have been bifurcated for separate trial. A jury trial has been set for May 6, 1996, before the Honorable Maxine M. Chesney.

     In the normal course of business, the Company from time to time receives and makes inquiries with regard to possible patent infringement. Management believes that it is unlikely that the outcome of these lawsuits or of the patent infringement inquiries will have a material adverse effect on the Company's financial position or results of operations.

ITEM 5.  OTHER INFORMATION

     The ratio of earnings to fixed charges for the nine months ended July 30, 1995 and July 31, 1994 and each of the five years in the period ended October 30, 1994 are as follows:

  NINE MONTHS ENDED
----------------------                      FISCAL YEAR
JULY 30,     JULY 31,     -----------------------------------------------
  1995         1994        1994       1993      1992      1991      1990
---------    ---------    -------    ------    ------    ------    ------
 16.43x       13.04x      13.37x     7.61x     3.63x     3.02x     5.89x
=========     ======      ======     ======    =====     =====     =====

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

     10.25 -- Employment Agreement with James Bagley, dated August 15, 1995

     12.1  -- Ratio of Earnings to Fixed Charges

     27.0  -- Financial Data Schedule: filed electronically

     b) No reports on Form 8-K were filed by the Company during the quarter ended July 30, 1995.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          APPLIED MATERIALS, INC.

                                          By:     /s/  GERALD F. TAYLOR

                                            ------------------------------------
                                                      Gerald F. Taylor
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)


                                          By:   /s/  MICHAEL K. O'FARRELL

                                            ------------------------------------
                                                    Michael K. O'Farrell
                                                    Corporate Controller
                                               (Principal Accounting Officer)

September 11, 1995

                               INDEX TO EXHIBITS

     Exhibits are number in accordance with the Exhibit Table of Item 601 of Regulation S-K:

10.25    -- Employment Agreement with James Bagley, dated August 15, 1995
 12.1    -- Ratio of Earnings to Fixed Charges
 27.0    -- Financial Data Schedule: filed electronically