Form 10-K
period 1995-10-29
APPLIED MATERIALS INC /DE
filed 1996-01-12
CIK 6951

                                       1995
================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
                                    Mark one

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended OCTOBER 29, 1995

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 15, 1995: $ 7,533,374,394

Number of shares outstanding of the issuer's Common Stock, $.01 par value, as of December 15, 1995: 179,366,057

                        DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Applied Materials 1995 Annual Report for the year ended October 29, 1995 are incorporated by reference into Parts I, II and IV of this Form 10-K. Portions of the definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on March 14, 1996 are incorporated by reference into
Part III of this Form 10-K.

Index to Exhibits appears on pages 17 through 19.

================================================================================

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

PRODUCTS

      Applied Materials' products are sophisticated systems utilizing state-of-the-art technology in wafer processing chemistry and physics, particulate management, process control, software and automation. Many of these technologies are complementary and can be applied across all of the Company's products. The Company's products, which provide enabling technology, productivity and yield enhancements to semiconductor manufacturers, are used to fabricate semiconductor devices on a substrate of semiconductor material (primarily silicon). A finished device consists of thin film layers which can form anywhere from one to millions of tiny electronic components that combine to perform desired electrical functions. The fabrication process must control film and feature quality to ensure proper device performance while meeting yield and throughput goals. The Company currently manufactures equipment that addresses three major steps in wafer fabrication: deposition, etch and ion implantation. Recently, the Company introduced a rapid thermal processing (RTP) system, which provides versatility and broad application to many areas of semiconductor manufacturing.

Single-wafer, multi-chamber architecture.

      Recognizing the trend toward more stringent process requirements and larger wafer sizes, Applied Materials developed a single-wafer, multi-chamber system called the Precision 5000. The Company introduced the Precision 5000 with dielectric chemical vapor deposition (CVD) processes in 1987, etch processes in 1988 and CVD tungsten processes (WCVD) in 1989. The Precision 5000's single-wafer, multi-chamber architecture features several processing chambers, each of which is attached to a central handling system, and is designed for both serial and integrated processing. The Precision 5000's integrated processing capability makes it possible to perform multiple process steps on a wafer without it leaving a controlled environment, thus reducing the risk of particulate contamination. The Company leveraged its expertise in single-wafer, multi-chamber architecture to develop an evolutionary platform called the Endura 5500 PVD (Physical Vapor Deposition) in 1990 featuring a staged, ultra-high vacuum (UHV) architecture for the rapid sputtering of aluminum and other metal films used to form the circuit interconnections on advanced devices. In October 1991, the Company announced its second-generation Precision 5000 system, the Precision 5000 Mark II, with numerous enhancements to the platform, process chambers and remote support equipment. The Precision 5000 Mark II is used to manufacture advanced devices, such as 16 megabit DRAMs (Dynamic Random Access Memories), on 200mm (8-inch) wafers. In September 1992, the Company announced its latest generation single-wafer, multi-chamber platform, the Centura, to target the high temperature thin films market as well as future process applications with 0.5-micron and below specifications. The Company has shipped more than 3,000 multi-chamber platforms and 9,000 process chambers. For the fiscal year ended October 29, 1995, sales of the Company's single-wafer, multi-chamber systems represented approximately 92% of systems revenue.

Deposition.

      A fundamental step in semiconductor fabrication, deposition is a process in which a layer of either electrically insulating (dielectric) or electrically conductive material is deposited on a wafer. Deposition can be divided into several different categories of which Applied Materials currently participates in three: chemical vapor deposition (CVD), physical vapor deposition (PVD), and epitaxial and polysilicon deposition.

            CVD. Chemical vapor deposition is a process used in semiconductor fabrication in which thin films (insulators, conductors and semiconductors) are deposited from gaseous sources. In 1987, the Company introduced the Precision 5000 CVD which, with its automated multi-chamber architecture, provides the flexibility to perform a broad range of deposition processes utilizing up to four individual chambers on a single system. The Company introduced its newest generation of sub-atmospheric process technologies on the Precision 5000 Mark II CVD platform in April 1994, addressing applications to 0.35-microns. In 1995, the Company announced the MxP+, which provides a significant enhancement to its Precision 5000 CVD system by improving system throughput and reducing ownership costs. In addition, the Company announced in April 1995 its entry into the pre-metal CVD market, using the Company's sub-atmospheric CVD technology to deposit borophosphosilicate glass films. In July 1995, the Company introduced the Dielectric CVD product line on the Centura platform and launched CVD's latest chamber technology called "DxZ" on the Centura platform. The chamber features a new, simplified design and a resistive wafer heater.

            In September 1989, the Company entered the market for WCVD with the introduction of a system for blanket tungsten deposition, the Precision 5000 WCVD. The Company has continued to add capabilities to this system, including integrated tungsten plug fabrication capability which combines blanket tungsten CVD deposition and etchback capabilities in the same system. The Company has also added tungsten silicide and titanium nitride capabilities to further extend the Precision 5000 platform offerings. Other product developments in WCVD include the introduction of a new multi-platform chamber for blanket tungsten deposition on wafers up to 200mm (8-inch) in diameter and the introduction of a new CVD process for tungsten silicide using dichlorosilane as the silicon source gas.

            PVD. Physical vapor deposition sputters metals on wafers during semiconductor fabrication to form the circuit interconnects. Unlike CVD, the sources of the deposited materials are solid sources called targets. Applied Materials entered the PVD market in April 1990 with the Endura 5500 PVD system. The system utilizes a modular, single-wafer, multi-chamber platform which accommodates UHV processes like PVD, and conventional high vacuum processes like CVD and etch. In July 1993, the Company introduced the Endura HP (High Productivity) PVD system, an enhanced version of the Endura PVD system. In November 1993, the Centura HP PVD was introduced in order to offer customers a choice of platforms using the Company's PVD technology. In November 1994, the Endura VHP (Very High Productivity) PVD system was launched, further enhancing the wafer transfer system to raise throughput.

            Epitaxial and polysilicon deposition. Epitaxial (Epi) and polysilicon deposition involve depositing layers of high-quality, silicon-based compounds on the surface of a silicon wafer to change its electrical properties and, in the case of epi, to form the base on which the integrated circuit is built. In 1989, the Company introduced the Precision 7700 Epi system for advanced silicon deposition. The 7700 system extends the capabilities of radiantly-heated "barrel" technology and incorporates fully automated wafer handling as well as many features for particulate control. In September 1992, the Company announced the Centura Poly, a single-wafer, multi-chamber platform targeted at the high temperature thin film deposition of polysilicon on wafers up to 200mm (8 inches) in diameter. The Centura Epi system, which features deposition of epitaxial silicon, was announced in March 1993. In December 1993, the Company launched the Centura Polycide which combines chambers for polysilicon and tungsten silicide deposition on the Centura platform.

Etch.

      Prior to etch processing, a wafer is patterned with photoresist during photolithography. Etching then selectively removes material from areas which are not covered by the photoresist pattern. Applied Materials entered the etch market in 1981 with the introduction of the AME 8100 Etch system, which utilized a batch process technology for dry plasma etching. In 1985, the Company introduced the Precision Etch 8300, which featured improved levels of automation and particulate control. The Company continues to sell the Precision Etch 8300 product and has shipped nearly 900 systems. Applied Materials' first single-wafer, multi-chamber system for the dry etch market was the Precision 5000 Etch, introduced in 1988. In 1990, the Company introduced a metal etch system based on the Precision 5000 architecture which provides single-wafer, aluminum etch capabilities. In 1993, the Company introduced its next generation etch platform, the Centura HDP Dielectric Etcher, designed for critical oxide etch applications requiring sub-0.5-micron design rules and the Precision 5000 Mark II Etch MxP, a new model of the Precision 5000-series etch system with several enhancements including process capability for 0.35-micron applications. In July 1994, Applied Materials introduced the Metal Etch MxP Centura, which combines sub-0.5-micron process technology with improved throughput. The Company launched a new dielectric etch system in April 1995 combining its latest Centura platform with an enhanced etch chamber, called MxP+. The Remote Plasma Source
(RPS) Centura, introduced in June 1995, extends the Company's range of dielectric dry etch process technologies to several isotropic etch steps.

Ion Implantation.

      During ion implantation, silicon wafers are bombarded by a high-velocity beam of electrically charged ions. These ions are embedded within a wafer at selected sites and change the electrical properties of the implanted area. Applied Materials entered the high-current portion of the implant market in 1985 with the Precision Implant 9000 and introduced the Precision Implant 9200 in 1988. In 1989, the Company added enhancements to the 9200 series including a new option for automated selection of implant angles, and new hardware/software options that enable customers to perform remote monitoring and diagnostics. In 1991, the Company announced an enhanced version of its high-current ion implanter and designated it the Precision Implant 9200XJ. In November 1992, the Company introduced a new high-current ion implantation system, the Precision Implant 9500, to address the production of high-density semiconductor devices, such as 16 megabit and 64 megabit memory devices and advanced microprocessors. In November 1994, the 9500xR model was introduced, further extending the range of the 9500 system into the traditional medium-current area with enhanced low-dose, low-energy implant performance. In October 1995, Applied Materials introduced its latest implant system, the Precision Implant xR80. This system features low-energy and small square footage requirements while maintaining high throughput.

RTP.

      In June 1995, Applied Materials introduced a new system, the Rapid Thermal Processing (RTP) Centura, into the emerging RTP market. RTP uses very rapid heating cycles to perform high-temperature processes traditionally done by slower-heating batch furnace technologies. The new system is designed to solve the limiting technical issues - temperature measurement and control, uniformity and process repeatability - that have historically kept RTP from becoming a production technology. The RTP Centura's metal implant annealing processes offer chipmakers improved device performance, with demonstrated potential for significant yield improvements and faster factory cycle time.

CUSTOMER SERVICE AND SUPPORT

      The demand for improved production yields of integrated circuits requires that semiconductor wafer processing equipment operate reliably, with maximum uptime and within very precise tolerances. Applied Materials installs its equipment and provides warranty service worldwide through offices located in the North America, Japan, Europe (including Israel), Korea and the Asia-Pacific (Taiwan, China and Singapore) regions. Applied Materials maintains 62 sales/service offices worldwide, with 21 offices in North America, 21 offices in Japan, 10 offices in Europe, 6 offices in Korea, and 4 offices in the Asia-Pacific region. The Company offers a variety of service contracts to customers for maintenance of installed equipment and provides a comprehensive training program for all customers.

BACKLOG

      At October 29, 1995, the Company's backlog totaled $1.5 billion, compared to $715.2 million at October 30, 1994. The Company expects to fill the present backlog of orders during fiscal 1996.

MANUFACTURING, RAW MATERIALS AND SUPPLIES

      The Company's manufacturing activities consist primarily of assembling various commercial and proprietary components into finished systems, principally in the United States, with additional operations in England and Japan. Production requires some raw materials and a wide variety of mechanical and electrical components, which are manufactured to the Company's specifications. Multiple commercial sources are available for most components. The Company has consolidated the number of sources for several key purchased items for purposes of improving its position with suppliers, resulting in improved on-time delivery, lower inventory levels and better pricing to the Company. There have been no significant delays in receiving components from sole source suppliers; however, the unavailability of any of these components could disrupt scheduled deliveries to customers.

MARKETING AND SALES

      Because of the highly technical nature of its products, the Company markets its products worldwide through a direct sales force, with sales, service and spare parts offices in the North America, Japan, Europe, Korea and Asia-Pacific regions. For the fiscal year ended October 29, 1995, sales to customers in North America, Japan, Korea, Europe, and Asia-Pacific were approximately 32%, 26%, 17%, 15%, and 10%, respectively, of the Company's net sales. For the fiscal year ended October 30, 1994, sales to customers in North America, Japan, Korea, Europe, and Asia-Pacific were approximately 37%, 27%, 12%, 18%, and 6%, respectively, of the Company's net sales. The Company's business is not seasonal in nature, but it is subject to the capital equipment expenditure patterns of major semiconductor manufacturers which are based on many factors including anticipated market demand for integrated circuits, the development of new technologies and global economic conditions.

RESEARCH  AND DEVELOPMENT

      The market served by the Company is characterized by rapid technological change. The Company's research and development efforts are global in nature. Engineering organizations are located in the United States, England, Israel and Japan, with process support and customer demonstration laboratories in the United States, England and Japan. In 1991, the Company announced the opening of an expanded technology center in Narita, Japan. The Company is currently building, and intends to operate in fiscal 1996, technology centers in South Korea and Taiwan. The Company also operates a technology center in Israel to develop controller configuration and software tools for its semiconductor processing systems.

Applied Materials' research and development activities are primarily directed toward the development of new wafer processing systems and new process applications for existing products. The Company is currently investing in the development of new products in conjunction with the semiconductor industry's move to the next-generation 300 mm wafer size. Applied Materials works closely with its global customers to design systems that meet its customers' planned technical and production requirements.

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

JOINT VENTURE

      In September 1991, the Company announced its plans to develop thin film transistor (TFT) manufacturing systems for Active-Matrix Liquid Crystal Displays (AMLCDs). The AMLCD market currently includes screens for laptop, notebook and palmtop computers and instrument displays, and the Company believes that this market in the future may include flat panel monitors for desktop computers, high-resolution workstations and television. In September 1993, a joint venture company was formed with Applied Materials, Inc. and Komatsu Ltd. of Japan sharing a 50-50 ownership of the joint venture. The joint venture, Applied Komatsu Technology, Inc. (AKT), is accounted for using the equity method. The Company's management believes that systems developed by AKT have the potential to lower the manufacturing costs of AMLCDs as well as provide new process technologies to enhance flat panel capabilities. The Company has granted to AKT an exclusive license to use the Company's intellectual property to develop, manufacture, and sell products for the manufacture of flat panel displays, in exchange for royalties in respect thereof. AKT has been, and will continue through 1996, accelerating its investment in product technologies for CVD, PVD and Etch in addition to expanding the substrate size capacity of its products.

PATENTS AND LICENSES

      Management believes that the Company's competitive position is primarily dependent upon skills in engineering, production, and marketing rather than its patent position. However, protection of the Company's technology assets by obtaining and enforcing patents is increasingly important. Consequently, the Company has an active program to file applications in the United States and other countries on inventions which the Company considers significant. The Company has a number of patents in the United States and other countries and additional applications are pending for new developments in its equipment and processes. In addition to patents, the Company also possesses other proprietary intellectual property, including trademarks, know-how, trade secrets and copyrights.

      The Company enters into patent and technology licensing agreements with others when management determines that it is in the Company's best interest to do so. The Company pays royalties under existing patent license agreements for the use, in several of its products, of certain patents which are licensed to the Company for the life of the patents.

      The Company has made its technology, including patents, available to AKT through a license arrangement which permits AKT to use the Company's technology to develop, manufacture and sell equipment for the flat panel display industry.

      In the normal course of business, the Company from time to time receives and makes inquiries with regard to possible patent infringement. In dealing with such inquiries, it may become necessary or useful for the Company to obtain and grant licenses or other rights. However, there can be no assurance that such license rights will be available to the Company on commercially reasonable terms. While there can be no assurance about the outcome of such inquiries, the Company believes that it is unlikely that their resolution will have a material adverse effect on its financial position or results of operations.

ENVIRONMENTAL MATTERS

      Although one of the Company's locations has been designated as a Superfund site by the U.S. Environmental Protection Agency, neither compliance with Federal, State and local provisions regulating discharge of materials into the environment, nor remedial agreements or other actions relating to the environment, has had or is expected to have a material effect on the Company's capital expenditures, results of operations or competitive position.

EMPLOYEES

      At October 29, 1995, the Company employed 10,537 regular full-time employees. In the high technology industry, competition for highly skilled employees is intense. The Company believes that a great part of its future success depends on its continued ability to attract and retain qualified employees. None of the Company's employees are represented by a trade union. Management considers its relations with its employees to be good.

      The following portions of the Company's 1995 Annual Report are incorporated herein by reference: "Management's Discussion and Analysis of Financial Condition and Results of Operations," pages 27 through 30, and the Consolidated Financial Statements and accompanying notes thereto, pages 31 through 46.

ITEM 2:  PROPERTIES

Certain information concerning the Company's principal properties at October 29, 1995 is set forth below:

                                                               Square
 Location          Type           Principal use               Footage  Ownership
 --------          ----           -------------               -------  ---------
Santa Clara, CA    Office, plant  Headquarters, Marketing,     497,500  owned
                   & warehouse    Manufacturing, Research    1,351,600  leased
                                  and Engineering

Austin, TX         Office, plant  Manufacturing                352,000  owned
                   & warehouse                                 184,600  leased

Horsham, England   Office, plant  Manufacturing, Research
                   & warehouse    and Engineering               74,000  leased

Narita, Japan      Office, plant  Manufacturing, Research
                   & warehouse    and Engineering              218,500  owned*

Tel Aviv, Israel   Office         Research and Engineering      15,000  leased

      The Company also leases office space for 62 sales and service offices throughout the world: 21 offices are located in the United States, 21 offices are in Japan, 10 offices are in Europe, 6 offices in Korea, and 4 offices are located in the Asia-Pacific region.

      The Company is currently constructing manufacturing and other operating facilities in California, Texas, Korea and Taiwan. Upon completion of these facilities, an additional 833,000 square feet of production and operating capacity will be available.

      The Company also owns 108 acres in Austin, Texas, and 30 acres in Santa Clara, California, of buildable land. The Austin and Santa Clara land can accommodate approximately 2,400,000 and 800,000 square feet, respectively, of additional building space to help satisfy the Company's current and future needs.

      Management considers the above facilities suitable and adequate to meet the Company's requirements.

* Subject to loans totaling $60 million secured by property and equipment having an approximate net book value of $81 million at October 29, 1995.

ITEM 3:  LEGAL PROCEEDINGS

      In the first of two lawsuits filed by the Company, captioned Applied Materials Inc. v. Advanced Semiconductor Materials America, Inc., Epsilon Technology, Inc. (doing business as ASM Epitaxy) and Advanced Semiconductor Materials International N.V. (collectively "ASM") (case no. C-91-20061-RMW), Judge William Ingram of the United States District Court for the Northern District of California on April 26,1994, ruled that ASM's Epsilon I epitaxial reactor infringes certain of the Company's United States patents and issued an injunction against ASM's use and sale of the ASM Epsilon I in the United States. ASM has appealed the decision and the injunction has been stayed pending the appeal only as to ASM products offered for sale as of April 1994. The stay order requires that ASM pay a fee, as security for the Company's interest, for each Epsilon I system sold by ASM in the United States after the date of the injunction. Judge Ronald M. Whyte of the same Court ruled that proceedings to resolve the issues of damages, willful infringement and ASM's counterclaims, which had been bifurcated for separate trial, will also be stayed pending the appeal of Judge Ingram's decision. Oral arguments regarding this appeal were completed on June 5, 1995, before the Court of Appeals for the Federal Circuit. The trial of the Company's second patent infringement lawsuit against ASM, captioned Applied Materials Inc. v. ASM (case no. C-92-20643-RMW), was concluded before Judge Whyte in May 1995. On November 1, 1995, the Court issued its judgment holding that the Company's patents were valid and infringed by ASM's reduced pressure epitaxial reactors and stated that a permanent injunction will be entered. A hearing is scheduled for February, 1996 to determine the scope of the injunction and whether the injunction will be stayed pending ASM's appeal.

      A separate lawsuit filed by ASM against the Company involving one patent relating to the Company's single wafer epitaxial product line, captioned ASM America Inc. v. Applied Materials Inc. (case no. C-93-20853-RMW), has been delayed by the Court sua sponte. The case is proceeding through final discovery and pretrial preparation, and is the subject of three motions by the Company for summary judgment set for hearing in February 1996. A separate action severed from ASM's case, captioned ASM America Inc. v. Applied Materials Inc. (case no. C-95-20169-RWM), involves one patent which relates to the Company's Precision 5000 product line. No trial date has been set. Discovery and pretrial investigation is proceeding. In these cases, ASM seeks injunctive relief, damages and such other relief as the Court may find appropriate.

      Further, the Company has filed a Declaratory Judgment action against ASM, captioned Applied Materials, Inc. v. ASM (case no. C-95-20003-RMW), requesting that an ASM patent be held invalid and not infringed by the Company's single wafer epitaxial product line. Discovery and pretrial investigation is proceeding. No trial date has been set. On July 7, 1995, ASM filed a lawsuit, captioned ASM America Inc. v. Applied Materials Inc. (case no. C95-20586-RMW), concerning susceptors in chemical vapor deposition chambers. Investigation has just commenced. No discovery has occurred as yet, and no trial date has been set.

      In September 1994, General Signal Corporation filed a lawsuit against the Company (case no. 94-461-JJF) in the United States District Court, District of Delaware. General Signal alleges that the Company infringes five of General Signal's United States patents by making, using, selling or offering for sale multi-chamber wafer fabrication equipment, including for example, the Precision 5000 series machines. General Signal seeks an injunction, multiple damages and costs, including reasonable attorneys' fees and interest, and such other relief as the court may deem appropriate. This lawsuit is currently in discovery and no trial date has been set.

      In January 1995, the Company filed a lawsuit against Novellus Systems, Inc. in the United States District Court, Northern District of California (case no. C-95-0243-MMC). This lawsuit alleges that Novellus' Concept One, Concept Two, and Maxxus FTEOS systems infringe the Company's U.S. patent relating to the TEOS-based, plasma enhanced CVD process for silicon oxide deposition. The lawsuit seeks an injunction, multiple damages and costs, including reasonable attorneys' fees and interest, and such other relief as the court may deem just and proper. Damages and counterclaims have been bifurcated for separate trial. A jury trial has been scheduled for August 1996, before the Honorable Maxine M. Chesney. On September 15, 1995, the Company filed another lawsuit against Novellus alleging Novellus' newly announced blanket tungsten interconnect process infringes the Company's U.S. patent relating to a tungsten CVD process. The Company also sought a declaration that a Novellus U.S. patent for a gas purge mechanism is not infringed by the Company and/or is invalid. Novellus answered by denying the allegations and counterclaimed by alleging that the Company's plasma enhanced TEOS CVD systems infringe a Novellus U.S. patent concerning a gas debubbler mechanism. Novellus also filed a new lawsuit as a plaintiff before the same court which contains the same claims and patents as those stated in the Company's September 15 lawsuit. Discovery and investigation is beginning. No trial date has been set.

      In the normal course of business, the Company from time to time receives and makes inquiries with regard to possible patent infringement. Management believes that it is unlikely that the outcome of these lawsuits or of the patent infringement inquiries will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS IN FOURTH QUARTER OF FISCAL 1995
            None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table and notes thereto identify and set forth information about the Company's seven executive officers:

Name of Individual       Capacities in which Served
------------------       --------------------------

James C. Morgan  (1)     Chairman of the Board of Directors and Chief Executive
                         Officer
James W. Bagley  (2)     Vice Chairman of the Board of Directors
Dan Maydan  (3)          President of the Company and Co-Chairman of Applied Komatsu
                         Technology, Inc.
Gerald F. Taylor  (4)    Senior Vice President and Chief Financial Officer
Sasson Somekh (5)        Senior Vice President
David N.K. Wang (6)      Senior Vice President
Keisuke Yawata (7)       Senior Vice President of the Company and President and
                         Chief Executive Officer of Applied Materials Japan, Inc.

(1) Mr. Morgan, age 57, has been Chief Executive Officer since 1977 and Chairman of the Board of Directors since 1987. Mr. Morgan also served as President of the Company from 1976 to 1987.

(2) Mr. Bagley, age 56, was appointed Vice Chairman of the Board of Directors in December 1993. Mr. Bagley was Chief Operating Officer of the Company from 1987 through October 1995, and served as President of the Company from December 1987 to December 1993. Prior to that, Mr. Bagley served as Senior Vice President of the Company since 1981. Mr. Bagley is a director of Kulicke and Soffa Industries, Inc. and Tencor Instruments.

(3) Dr. Maydan, age 60, was appointed President of the Company in December 1993. Dr. Maydan served as Executive Vice President from 1990 to December 1993. Prior to that, Dr. Maydan had been Group Vice President since February 1989. Dr. Maydan joined Applied Materials in 1980 as a Director of Technology. Dr. Maydan is a director of Opal, Inc.

(4) Mr. Taylor, age 55, has been Chief Financial Officer of the Company since 1984. Mr. Taylor has also been a Senior Vice President of the Company since 1991 and was previously Vice President of Finance from 1984 to 1991.

(5) Dr. Somekh, age 49, was appointed Senior Vice President of the Company in December 1993. Dr. Somekh served as Group Vice President from 1990 to 1993. Prior to that, Dr. Somekh had been a divisional Vice President. Dr. Somekh joined Applied Materials in 1980 as a Project Manager.

(6) Dr. Wang, age 49, was appointed Senior Vice President of the Company in December 1993. Dr. Wang served as Group Vice President from 1990 to 1993. Prior to that, Dr. Wang had been a divisional Vice President. Dr. Wang joined Applied Materials in 1980 as a Manager, Process Engineering and Applications.

(7) Mr. Yawata, age 61, was appointed President and Chief Executive Officer of Applied Materials Japan, effective January 1, 1995. From 1985 through 1994, Mr. Yawata was a Vice President, and from 1993 through 1994, he was Executive Advisor to the Chairman, of LSI Logic Corp. From 1985 through 1992, Mr. Yawata was President, and from 1992 through 1993, he was Chairman, of LSI Logic K.K.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   "Stock Price History" on page 48 of the Applied Materials' 1995 Annual Report is incorporated herein by reference.

   The Company's common stock is traded on the NASDAQ over-the-counter market. As of December 15, 1995 there were approximately 2,068 holders of record of the common stock.

   To date, the Company has paid no cash dividends to its stockholders. The Company has no plans to pay cash dividends in the near future.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

   "Selected Consolidated Financial Data" on page 26 of the Applied Materials 1995 Annual Report is incorporated herein by reference.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   "Management's Discussion and Analysis" on pages 27 through 30 of the Applied Materials 1995 Annual Report is incorporated herein by reference.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements, together with the report thereon of Price Waterhouse LLP, Independent Accountants, dated November 22, 1995 appearing on pages 31 through 48 of Applied Materials 1995 Annual Report are incorporated by reference in this Form 10-K Annual Report.

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

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) Information concerning directors of the Company appears in the Company's Proxy Statement, under Item 1 - "Election of Directors." This portion of the Proxy Statement is incorporated herein by reference.

    (b) For information with respect to Executive Officers, see Part I of this Form 10-K.

ITEM 11:  EXECUTIVE COMPENSATION

        Information concerning executive compensation appears in the Company's Proxy Statement, under the caption "Executive Compensation," and is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information concerning the security ownership of certain beneficial owners and management appears in the Company's Proxy Statement, under Item 1 - "Election of Directors," and is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions appears in the Company's Proxy Statement, under Item 1 - "Election of Directors," and is incorporated herein by reference.

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements

                  The financial statements listed in the accompanying index to financial statements and financial statement schedules are filed or incorporated by reference as part of this annual report on Form 10-K.

         2.       Financial Statement Schedule

                  The financial statement schedule listed in the accompanying index to financial statements and financial statement schedules is filed as part of this annual report on Form 10-K.

         3.       Exhibits

                  The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

(b) Report on Form 8-K was filed on August 24, 1995. The Report contains the Company's press release, dated August 15, 1995, with respect to its financial results for the period ended July 30, 1995.

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                  (ITEM 14 (a))

                                                               Annual Report
   (1)  Financial Statements                                    Page Number
                                                                -----------
         Consolidated Statements of Operations for the
               Fiscal Years ended October 29, 1995,
               October 30, 1994 and October 31, 1993                31
         Consolidated Balance Sheets at October 29, 1995
               and October 30, 1994                                 32
         Consolidated Statements of Cash Flows for the
               Fiscal Years ended October 29, 1995,
               October 30, 1994 and October 31, 1993                33
         Notes to Consolidated Financial Statements              34 - 46
         Report of Independent Accountants                          48

                                                                 Form 10-K
   (2)  Financial Statement Schedule                         Page Number
                                                                -----------
         Report of Independent Accountants on Financial
               Statement Schedule                                   21
         Schedule II - Valuation and Qualifying Accounts            22


   Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

The consolidated financial statements listed in the above index which are included in the Company's Annual Report to Stockholders are hereby incorporated by reference. With the exception of the pages listed in the above index and the portion of such report referred to in items 1, 5, 6, 7 and 8 of this Form 10-K, the 1995 Annual Report to Stockholders is not to be deemed filed as part of this report.

                                INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

                                                                                  Page
                                                                                  ----
    3.1            Certificate of Incorporation of Applied Materials, Inc., a
                   Delaware corporation, as amended to March 14, 1989, March 24,
                   1993, and March 22, 1994, previously filed with the Company's
                   Form 10-K for fiscal year 1994, and incorporated herein by reference.

    3.2            Bylaws of Applied Materials, Inc., as amended to December 7,
                   1994, previously filed with the Company's Form 10-K for fiscal year 1994, and incorporated herein by reference.

    4.1            Rights Agreement, dated as of June 14, 1989, between Applied
                   Materials, Inc. and Bank of America NT&SA, as Rights Agent, including Form of Right Certificate and the Form of Summary of Rights to Purchase Common Stock, previously filed with the Company's report on Form 8-K dated June 14, 1989, and incorporated herein by reference.

    4.2 Form of Indenture (including form of debt security) dated as of August 24, 1994 between Applied Materials, Inc. and Harris
                   Trust Company of California, as Trustee, previously filed with the Company's Form 8-K on August 17, 1994, and incorporated herein by reference.

   10.1            The 1976 Management Stock Option Plan, as amended to October
                   5, 1993, previously filed with the Company's Form 10-K for fiscal year 1993, and incorporated herein by reference.

   10.2 Applied Materials, Inc., Supplemental Income Plan, as amended, including Participation Agreements with James C.
                   Morgan, Walter Benzing, and Robert Graham, previously filed with the Company's Form 10-K for fiscal year 1981, and incorporated herein by reference.

   10.3 Amendment to Supplemental Income Plan, dated July 20, 1984, previously filed with the Company's Form 10-K for fiscal year
                   1984, and incorporated herein by reference.

   10.4 The Applied Materials Employee Financial Assistance Plan, previously filed with the Company's definitive Proxy
                   Statement in connection with the Annual Meeting of Shareholders held on March 5, 1981, and incorporated herein by reference.

   10.5 The 1985 Stock Option Plan for Non-Employee Directors, previously filed with the Company's Form 10-K for fiscal year
                   1985, and incorporated herein by reference.

                                                                                Page
                                                                                ----
    10.6           Amendment 1 to the 1985 Stock Option Plan for Non-Employee
                   Directors dated June 14, 1989, previously filed with the
                   Company's Form 10-K for fiscal year 1989, and incorporated herein by reference.

    10.7 Applied Materials, Inc. Supplemental Income Plan as amended to December 15, 1988, including participation agreement with James C. Morgan, previously filed with the Company's Form
                   10-K for fiscal year 1988, and incorporated herein by reference.

    10.8 License agreement dated January 1, 1992 between the Company and Varian Associates, Inc., previously filed with the Company's Form 10-K for fiscal year 1992, and incorporated herein by reference.

    10.9           Amendment dated December 9, 1992 to Applied Materials, Inc.
                   Supplemental Income Plan dated June 4, 1981 (as amended to
                   December 15, 1988), previously filed with the Company's Form
                   10-K for fiscal year 1993, and incorporated herein by reference.

    10.10          The Applied Materials, Inc. Executive Deferred Compensation
                   Plan dated July 1, 1993 and as amended on September 2, 1993, previously filed with the Company's Form 10-Q for the quarter ended August 1, 1993, and incorporated herein by reference.

    10.11          Joint Venture Agreement between Applied Materials, Inc. and
                   Komatsu Ltd. dated September 14, 1993 and exhibits thereto, previously filed with the Company's Form 10-K for fiscal year
                   1993, and incorporated herein by reference. (Confidential treatment has been requested for certain portions of the agreement.)

    10.12 $125,000,000 Credit agreement dated as of September 8, 1994 between Applied Materials and a group of seven banks, previously filed with the Company's Form 10-K for fiscal year
                   1994, and incorporated herein by reference.

    10.13          Amendment No. 2 to Applied Materials, Inc. 1985 Stock Option
                   Plan for Non-Employee Directors, dated September 10, 1992, previously filed with the Company's Form 10-K for fiscal year
                   1993, and incorporated herein by reference.

    10.14          Amendment No. 3 to Applied Materials, Inc. 1985 Stock Option
                   Plan for Non-Employee Directors, dated October 5, 1993, previously filed with the Company's Form 10-K for fiscal year
                   1993, and incorporated herein by reference.

                                                                                    Page
                                                                                    ----
    10.15          Amendment No. 2 to the Applied Materials, Inc. Executive
                   Deferred Compensation Plan, dated May 9, 1994, previously
                   filed with the Company's Form 10-Q for the quarter ended May
                   1, 1994, and incorporated herein by reference.

    10.16          Amendment No. 4 to Applied Materials, Inc. 1985 Stock Option
                   Plan for Non-Employee Directors, dated December 8, 1993, previously filed with the Company's Form 10-Q for the quarter ended May 1, 1994, and incorporated herein by reference.

    10.17          Applied Komatsu Technology, Inc. 1994 Executive Incentive
                   Stock Purchase Plan, together with forms of Promissory Note,
                   1994 Executive Incentive Stock Purchase Agreement, Loan and
                   Security Agreement, previously filed with the Company's Form
                   10-Q for the quarter ended July 31, 1994, and incorporated herein by reference.

    10.18          The Applied Materials, Inc. 1995 Equity Incentive Plan, dated
                   April 5, 1995, previously filed with the Company's Form 10-Q for the quarter ended April 30, 1995, and incorporated herein by reference.

    10.19 The Applied Materials, Inc. Senior Executive Bonus Plan, dated September 23, 1994, previously filed with the Company's
                   Form 10-Q for the quarter ended April 30, 1995, and incorporated herein by reference.

    10.20          The Applied Materials, Inc. Executive Deferred Compensation
                   Plan, as amended and restated on April 1, 1995, previously filed with the Company's Form 10-Q for the quarter ended
                   April 30, 1995, and incorporated herein by reference.

    10.21          Employment Agreement with James Bagley, dated August 15,
                   1995, previously filed with the Company's Form 10-Q for the quarter ended July 30, 1995, and incorporated herein by reference.

    10.22          Applied Materials, Inc. Medium-Term Notes, Series A
                   Distribution Agreement, dated August 24, 1995.                   23

    12.1           Ratio of Earnings to Fixed Charges.                              76

    13.            Applied Materials 1995 Annual Report for the fiscal year
                   ended October 29, 1995 (to the extent expressly incorporated
                   by reference).                                                    77

    21.            Subsidiaries of Applied Materials, Inc.                          102

    23.            Consent of Independent Accountants.                              103

    24.            Power of Attorney.                                               104

    27.            Financial Data Schedule:  filed electronically.

                                      SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 APPLIED MATERIALS, INC.

                                                 By /s/James C. Morgan
                                                    ------------------
                                                   James C. Morgan
                                                   Chairman of the Board and
                                                   Chief Executive Officer

                                             Dated: January 12, 1996

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        Title                        Date
                                        -----                        ----

/s/James C. Morgan             Chairman of the Board and        January 12, 1996
-----------------------------  Chief Executive Officer
James C. Morgan

/s/Gerald F. Taylor            Senior Vice President and        January 12, 1996
-----------------------------  Chief Financial Officer
Gerald F. Taylor               (Principal Financial Officer)

/s/Michael K. O'Farrell        Corporate Controller             January 12, 1996
-----------------------------  (Principal Accounting Officer)
Michael K. O'Farrell

Directors:
James C. Morgan                Director                         January 12, 1996
James W. Bagley*               Director
Dan Maydan*                    Director
Michael H. Armacost*           Director
Herbert M. Dwight, Jr.*        Director
George B. Farnsworth*          Director
Philip V. Gerdine*             Director
Tsuyoshi Kawanishi*            Director
Paul R. Low*                   Director
Alfred J. Stein*               Director

     *By /s/James C. Morgan                                     January 12, 1996
         ------------------
         James C. Morgan
         Attorney-in-fact

              A majority of the members of the Board of Directors.

                      Report of Independent Accountants on

                          Financial Statement Schedule

To the Board of Directors of Applied Materials, Inc.

Our audits of the consolidated financial statements referred to in our report dated November 22, 1995 appearing on page 48 of the 1995 Annual Report of Applied Materials, Inc., (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICE WATERHOUSE LLP

Price Waterhouse LLP
San Jose, California
November 22, 1995

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (In thousands)

         ----------------------------------------------------------------------
                                  Balance at Additions-              Balance
                                  beginning   Charged   Deductions-   at end
                                   of year   to income  Recoveries   of year
         ----------------------------------------------------------------------
         As of:

         October 29, 1995           $  1,089   $ 2,138    $  (210)    $  3,017

         October 30, 1994           $    487   $   875    $  (273)    $  1,089

         October 31, 1993           $  1,171   $   663    $(1,347)    $    487