Form 10-Q
period 1996-01-28
APPLIED MATERIALS INC /DE
filed 1996-03-04
CIK 6951

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              (MARK ONE)
/  X  /       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JANUARY 28, 1996   or

/     /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ---------------      ---------------

Commission file number   0-6920
                        -------

                             APPLIED MATERIALS, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                94-1655526
--------------------------------------------------------------------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)

3050 Bowers Avenue, Santa Clara, California             95054-3299
--------------------------------------------------------------------------------
Address of principal executive offices                  (Zip Code)

Registrant's telephone number, including area code      (408) 727-5555
                                                        ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Number of shares outstanding of the issuer's common stock as of January 28, 1996: 179,442,000
================================================================================

 PART I.  FINANCIAL INFORMATION

                             APPLIED MATERIALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

========================================================================================================================
                                                                                           Three Months Ended
                                                                                    Jan. 28,               Jan. 29,
(In thousands, except per share data)                                                1996                   1995
========================================================================================================================

Net sales                                                                       $   1,040,580             $     506,108

Costs and expenses:
     Cost of products sold                                                            543,780                   268,096
     Research, development
       and engineering                                                                110,352                    59,996
     Marketing and selling                                                             77,282                    44,145
     General and administrative                                                        49,555                    31,818
                                                                                -------------             -------------
Income from operations                                                                259,611                   102,053

Interest expense                                                                        5,168                     5,582
Interest income                                                                         9,597                     4,772
                                                                                -------------             -------------


Income from consolidated companies before taxes                                       264,040                   101,243
Provision for income taxes                                                             92,414                    35,435
                                                                                -------------             -------------


Income from consolidated companies                                                    171,626                    65,808
Equity in net income/loss of joint venture                                                  -                         -
                                                                                -------------             -------------


Net income                                                                      $     171,626             $      65,808
                                                                                -------------             -------------




Earnings per share                                                              $        0.93             $        0.38
                                                                                -------------             -------------

Average common shares and

     equivalents                                                                      184,001                   172,616
========================================================================================================================

     See accompanying notes to consolidated condensed financial statements.

                             APPLIED MATERIALS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS*

================================================================================================================
                                                                            Jan. 28,                  Oct. 29,
           (In thousands)                                                     1996                      1995
================================================================================================================
       ASSETS       Current assets:

                        Cash and cash equivalents                        $     266,880             $     285,845
                        Short-term investments                                 545,725                   483,487
                        Accounts receivable, net                               932,297                   817,730
                        Inventories                                            479,662                   427,413
                        Deferred income taxes                                  196,783                   198,888
                        Other current assets                                    83,330                    98,250
                                                                         -------------             -------------
                    Total current assets                                     2,504,677                 2,311,613

                    Property, plant and equipment, net                         713,730                   630,746
                    Other assets                                                24,104                    23,020
                                                                         -------------             -------------
                    Total assets                                         $   3,242,511             $   2,965,379
                                                                         -------------             -------------

  LIABILITIES       Current liabilities:
          AND           Notes payable                                    $      58,844             $      61,748
STOCKHOLDERS'           Current portion of long-term debt                       22,492                    21,064
       EQUITY           Accounts payable and
                          accrued expenses                                     757,063                   659,572
                        Income taxes payable                                   131,174                   119,347
                                                                         -------------             -------------
                    Total current liabilities                                  969,573                   861,731

                    Long-term debt                                             279,576                   279,807
                    Deferred income taxes and
                         other non-current obligations                          50,162                    40,338
                                                                         -------------             -------------
                    Total liabilities                                        1,299,311                 1,181,876
                                                                         -------------             -------------

                    Stockholders' equity:

                        Common stock                                             1,794                     1,792
                        Additional paid-in capital                             753,048                   760,057
                        Retained earnings                                    1,171,605                   999,979
                        Cumulative translation adjustments                      16,753                    21,675
                                                                         -------------             -------------
                        Total stockholders' equity                           1,943,200                 1,783,503
                                                                         -------------             -------------
                    Total liabilities and

                        stockholders' equity                             $   3,242,511             $   2,965,379
================================================================================================================

                  *Amounts as of January 28, 1996 are unaudited. Amounts as of October 29, 1995 were obtained from the October 29, 1995 audited financial statements.

     See accompanying notes to consolidated condensed financial statements.

                             APPLIED MATERIALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

========================================================================================================================
                                                                                            Three Months Ended
                                                                                    Jan. 28,                  Jan. 29,
                  (In thousands)                                                     1996                      1995
========================================================================================================================
                  Cash flows from operating activities:

                  Net income                                                    $     171,626             $      65,808
                  Adjustments required to reconcile
                    net income to cash provided by operations:

                    Deferred taxes                                                        258                      (677)
                    Depreciation and amortization                                      29,724                    15,604
                    Equity in net income/loss of joint venture                              -                         -
                    Changes in assets and liabilities:

                      Accounts receivable                                            (127,742)                  (92,535)
                      Inventories                                                     (55,111)                  (28,561)
                      Other current assets                                             14,692                       180
                      Other assets                                                     (1,399)                     (174)
                      Accounts payable and accrued expenses                           108,956                    29,734
                      Income taxes payable                                             12,304                     4,992
                      Other long-term liabilities                                      11,560                     4,617
                                                                                -------------             -------------
                  Cash provided by (used for) operations                              164,868                    (1,012)
                                                                                -------------             --------------

                  Cash flows from investing activities:

                    Capital expenditures, net                                        (117,746)                  (31,664)
                    Proceeds from sales of short-term investments                     104,962                    62,721
                    Purchases of short-term investments                              (167,200)                  (13,426)
                                                                                -------------             -------------
                  Cash provided by (used for) investing                              (179,984)                   17,631
                                                                                --------------            -------------

                  Cash flows from financing activities:

                    Short-term debt activity, net                                        (574)                   14,376
                    Long-term debt activity, net                                        3,660                    (1,049)
                    Common stock transactions, net                                     (7,007)                      606
                                                                                --------------            -------------
                  Cash provided by (used for) financing                                (3,921)                   13,933
                                                                                --------------            -------------

                  Effect of exchange rate changes on cash                                  72                      (303)
                                                                                -------------             -------------
                  Increase (decrease) in cash and cash equivalents                    (18,965)                   30,249
                  Cash and cash equivalents
                    at beginning of period                                            285,845                   160,320
                                                                                -------------             -------------
                  Cash and cash equivalents
                    at end of period                                            $     266,880             $     190,569
========================================================================================================================

                  For the three months ended January 28, 1996, cash payments for interest and income taxes were $897 and $61,351, respectively, and for the three months ended January 29, 1995, cash payments for interest and income taxes were $1,373 and $29,458, respectively.

     See accompanying notes to consolidated condensed financial statements.

                             APPLIED MATERIALS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                       THREE MONTHS ENDED JANUARY 28, 1996
                                 (IN THOUSANDS)

1)   Basis of Presentation

     In the opinion of management, the unaudited consolidated interim financial statements included herein have been prepared on a consistent basis with the October 29, 1995 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. Certain amounts in the consolidated statement of cash flows for the quarter ended January 29, 1995 have been reclassified to conform to the current quarter's presentation.

2)   Earnings Per Share

     Earnings per share has been computed using the weighted average number of common shares and common equivalent shares from dilutive stock options.

3)   Inventories

     Inventories are stated at the lower of cost or market, with cost determined on a first-in, first- out (FIFO) basis.

     The components of inventories are as follows:

                                                      January 28, 1996                     October 29, 1995
                                                      ----------------                     ----------------
     Customer service spares                           $   157,286                           $   131,411
     Systems raw materials                                 125,834                               118,627
     Work-in-process                                       164,903                               139,537
     Finished goods                                         31,639                                37,838
                                                       -----------                           -----------
                                                       $   479,662                           $   427,413
                                                       ===========                           ===========

4)   Accounts Payable and Accrued Expenses

     The components of accounts payable and accrued expenses are as follows:

                                                      January 28, 1996                     October 29, 1995
                                                      ----------------                     ----------------
     Accounts payable                                  $   236,965                           $   244,014
     Compensation and employee benefits                     97,171                               109,388
     Installation and warranty                             158,868                               133,035
     Other                                                 264,059                               173,135
                                                       -----------                           -----------
                                                       $   757,063                           $   659,572
                                                       ===========                           ===========

5)   Stockholders' Equity

     During the first quarter of fiscal 1996, the Company repurchased 200,000 shares of its common stock at an average price of $37.76 per share for a total of $7.6 million. These shares will be used in conjunction with the Stock Purchase Plan For Offshore Employees.

                             APPLIED MATERIALS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

===============================================================================

RESULTS OF OPERATIONS

The Company's net sales in the first quarter of fiscal 1996 of $1,041 million increased 106 percent from first quarter of fiscal 1995 net sales of $506 million. Record net sales resulted from increased demand for the Company's advanced wafer process technology, multi-chamber equipment and installed base support services. The increased demand for the Company's multi-chamber equipment reflects strong demand for advanced semiconductor devices and the industry's continued investment in systems capable of performing processes required for smaller device geometries, as well as the complex multi-level metal structures of the most advanced semiconductor devices. The increase in installed base support services revenue is attributable to a larger installed systems base and our global customers' requirements for high reliability and uptime specifications.

Sales increased in the first quarter of fiscal 1996 in all regions and across all of the Company's product groups when compared to sales in the first quarter of 1995. These increases reflect the continuing globalization of the semiconductor industry and our customers' needs to increase capacity to meet the demand resulting from the more pervasive use of semiconductors in consumer products. Sales to North American customers comprised 38 percent of the Company's total net sales in the first quarter of fiscal 1996, versus 42 percent for the same period in fiscal 1995. Sales in Japan decreased to 21 percent in the first quarter of fiscal 1996 from 25 percent in the first quarter of fiscal 1995; sales in Europe increased to 21 percent from 15 percent; sales in Asia-Pacific increased to 12 percent from 10 percent; and sales in Korea remained at 8 percent of the Company's total net sales.

New orders of $1,329 million were received during the first quarter of fiscal 1996, an increase of 80 percent from first quarter of 1995 new orders of $740 million. New orders in North America, Japan and Asia-Pacific were 37, 29 and 18 percent, respectively, of the Company's total new orders in the first quarter of fiscal 1996, compared to 23, 19 and 15 percent in the comparable period of fiscal 1995. New orders in Korea were 6 percent in the first quarter of 1996 compared to 32 percent for the comparable prior year period. It is anticipated that new orders in Korea for the second quarter of fiscal 1996 will increase significantly. New orders remained relatively consistent for Europe at 10 percent compared to 11 percent in the comparable period of fiscal 1995. The global semiconductor equipment market remains strong, yet each region exhibits unique investment patterns causing regional order growth rates to vary from quarter to quarter. Backlog at January 28, 1996 was $1,768 million, versus $1,509 million at October 29, 1995.

The Company's gross margin as a percentage of sales increased from 47 percent in the first quarter of fiscal 1995 to 48 percent in the first quarter of fiscal 1996. The improved margin is attributable to higher sales volumes and increased production efficiencies.

Operating expenses as a percentage of sales improved to 23 percent for the first quarter of fiscal 1996, compared to 27 percent in the first quarter of fiscal 1995. This improvement resulted primarily from the Company's accelerated revenue growth coupled with its management of the growth of operating expenses.

Significant operations of the Company are conducted in Japanese yen, British pounds sterling and other European currencies. Forward exchange contracts and options are purchased to hedge certain existing firm commitments and anticipated foreign currency denominated transactions over the next year. Gains and losses on hedge contracts are reported as a component of the related transaction. Because the impact of movements in currency exchange rates on foreign exchange contracts offsets the related impact on the underlying items being hedged, these financial instruments do not subject the company to speculative risk that would otherwise result from changes in currency exchange rates. To date, exchange gains and losses have not had a significant effect on the Company's results of operations.

The Company's effective tax rate for the first quarter of fiscal 1996 was 35 percent, consistent with fiscal 1995. Management anticipates that a 35 percent effective tax rate will continue throughout fiscal 1996.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition at January 28, 1996 remained strong. Current assets exceeded current liabilities by 2.6 times, compared to 2.7 times at October 29, 1995. During the first quarter of fiscal 1996, the Company increased cash, cash equivalents and short-term investments by $43 million. Cash provided by operations since October 29, 1995 was $165 million, resulting primarily from net income and increases in accounts payable and accrued expenses, offset by increased inventory and accounts receivable levels. The increase in accounts receivable was primarily due to increased sales volumes and increases in collection time in North America, Japan and Korea. Other uses of cash included investments in facilities and capital equipment of $118 million. Capital expenditures are expected to approximate $550 million for fiscal 1996. This amount includes funds for the continuation and/or completion of facilities expansion and investments in demonstration and test equipment, information systems and other capital equipment.

At January 28, 1996, the Company's principal sources of liquidity consisted of $813 million of cash, cash equivalents and short-term investments, $194 million of unissued notes registered under the Company's medium-term note program and $187 million of available U.S. and foreign credit facilities. The Company's liquidity is affected by many factors, some of which are based on the normal on-going operations of the business and others of which relate to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with the liquidity provided by existing sources, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the remainder of the fiscal year.


DISCLOSURE PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

When used in this Management's Discussion and Analysis, the words "anticipate", "estimate" and similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, including those discussed in this document and in the Form 8-K filed on February 13, 1996 with the SEC, that could cause actual results to differ materially from those projected.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

In the first of two lawsuits filed by the Company, captioned Applied Materials Inc. v. Advanced Semiconductor Materials America, Inc., Epsilon Technology, Inc. (doing business as ASM Epitaxy) and Advanced Semiconductor Materials International N.V. (collectively "ASM") (case no. C-91-20061-RMW), Judge William Ingram of the United States District Court for the Northern District of California ruled on April 26, 1994 that ASM's Epsilon I epitaxial reactor infringed three of the Company's United States patents and issued an injunction against ASM's use and sale of the ASM Epsilon I in the United States. ASM has appealed the decision and the injunction has been stayed pending the appeal only as to ASM products offered for sale as of April 1994. The stay order requires that ASM pay a fee, as security for the Company's interest, for each Epsilon I system sold by ASM in the United States after the date of the injunction. Judge Ronald M. Whyte of the same Court ruled that proceedings to resolve the issues of damages, willful infringement and ASM's counterclaims, which had been bifurcated for separate trial, will also be stayed, pending the appeal of Judge Ingram's decision. Oral arguments regarding this appeal were completed on June 5, 1995, before the Court of Appeals for the Federal Circuit. The Company is awaiting the decision of the Court of Appeals. The trial of the Company's second patent infringement lawsuit against ASM, captioned Applied Materials Inc. v. ASM (case no. C-92-20643-RMW), was concluded before Judge Whyte in May 1995. On November 1, 1995, the Court issued its judgment holding that two of the Company's United States patents were valid and infringed by ASM's reduced pressure epitaxial reactors and stated that a permanent injunction will be entered. A hearing was held in February, 1996 to determine the scope of the injunction and whether the injunction will be stayed pending an appeal by ASM, if any. The Company is awaiting the decision of the Court.

A separate lawsuit filed by ASM against the Company involving one patent relating to the Company's single wafer epitaxial product line, captioned ASM America Inc. v. Applied Materials Inc. (case no. C-93-20853-RMW), has been scheduled for trial in July, 1996. The case is proceeding through final discovery and pretrial preparation, and is the subject of three motions by the Company for summary judgment set for hearing in February and March 1996. A separate action severed from ASM's case, captioned ASM America Inc. v. Applied Materials Inc. (case no. C-95-20169-RWM), involves one United States patent which relates to the Company's Precision 5000 product line. Trial has been scheduled for October, 1996, and discovery is proceeding. In these cases, ASM seeks injunctive relief, damages and such other relief as the Court may find appropriate.

Further, the Company has filed a Declaratory Judgment action against ASM, captioned Applied Materials, Inc. v. ASM (case no. C-95-20003-RMW), requesting that an ASM United States patent be held invalid and not infringed by the Company's single wafer epitaxial product line. Discovery is proceeding, and no trial date has been set. On July 7, 1995, ASM filed a lawsuit, captioned ASM America Inc. v. Applied Materials Inc. (case no. C95-20586-RMW), concerning alleged infringement of a United States patent by susceptors in chemical vapor deposition chambers. Discovery has commenced and no trial date has been set. ASM filed a motion for summary judgment on one of its patents in this suit and a hearing on this motion is set for April, 1996.

In September 1994, General Signal Corporation filed a lawsuit against the Company (case no. 94-461-JJF) in the United States District Court, District of Delaware. General Signal alleges that the Company infringes five of General Signal's United States patents by making, using, selling or offering for sale multi-chamber wafer fabrication equipment, including for example, the Precision 5000 series machines. General Signal seeks an injunction, multiple damages and costs, including reasonable attorneys' fees and interest, and such other relief as the court may deem appropriate. This lawsuit is currently in discovery. A trial date has been set for January 20, 1997.

In January 1995, the Company filed a lawsuit against Novellus Systems, Inc. in the United States District Court, Northern District of California (case no. C-95-0243-MMC). This lawsuit alleges that Novellus' Concept One, Concept Two, and Maxxus FTEOS systems infringe the Company's United States patent relating to the TEOS-based, plasma enhanced CVD process for silicon oxide deposition. The lawsuit seeks an injunction, multiple damages and costs, including reasonable attorneys' fees and interest, and such other relief as the court may deem appropriate. Damages and counterclaims have been bifurcated for separate trial. A jury trial has been scheduled for September 1996, before Judge Charles A. Legge. On September 15, 1995, the Company filed another lawsuit against Novellus alleging that Novellus' newly announced blanket tungsten interconnect process infringes the Company's United States patent relating to a tungsten CVD process. The Company also sought a declaration that a Novellus United States patent for a gas purge mechanism is not infringed by the Company and/or is invalid. Novellus answered by denying the allegations and counterclaimed by alleging that the Company's plasma enhanced TEOS CVD systems infringe a Novellus United States patent concerning a gas debubbler mechanism. Novellus also filed a new lawsuit as a plaintiff before the same court which contains the same claims and patents as those stated in the Company's September 15 lawsuit. Discovery is beginning, and no trial date has been set.

In the normal course of business, the Company from time to time receives and makes inquiries with regard to possible patent infringement. Management believes that it is unlikely that the outcome of these lawsuits or of the patent infringement inquiries will have a material adverse effect on the Company's financial position or results of operations.

Item 5.  Other Information

The ratio of earnings to fixed charges for the three months ended January 28, 1996 and January 29, 1995 and each of the five years in the period ended October 29, 1995 is as follows:

              Three Months Ended
         ---------------------------
         January 28,      January 29,                                Fiscal Year
         ----------       ----------           -------------------------------------------------------
           1996             1995               1995         1994       1993         1992         1991
           ----             ----               ----         ----       ----         ----         ----
           23.33x          11.68x             21.25x       13.37x      7.61x        3.63x        3.02x
           =====           =====              =====        =====       ====         ====         ====

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

     27.0               Financial Data Schedule:   filed electronically

b) Report on Form 8-K was filed on December 21, 1995. The report contains the Company's press release, dated November 28, 1995, with respect to its financial results for the period ended October 29, 1995.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                APPLIED MATERIALS, INC.




March 1, 1996                              By:  \s\Gerald F. Taylor
                                                ------------------------------
                                                Gerald F. Taylor
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)



                                           By:  \s\Michael K. O'Farrell
                                                ------------------------------
                                                Michael K. O'Farrell
                                                Corporate Controller
                                                (Principal Accounting Officer)