Form 10-Q
period 1996-04-28
APPLIED MATERIALS INC /DE
filed 1996-06-10
CIK 6951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                  (MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended APRIL 28, 1996   or

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

Number of shares outstanding of the issuer's common stock as of April 28, 1996:
179,377,000

 PART I.  FINANCIAL INFORMATION

                             APPLIED MATERIALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended                        Six Months Ended
- ------------------------------------------------------------------------------------------------------------------------------
                                                              April 28,          April 30,          April 28,        April 30,
(In thousands, except per share data)                           1996               1995               1996             1995
- ------------------------------------------------------------------------------------------------------------------------------
Net sales                                                    $1,127,855         $675,439          $2,168,435        $1,181,547

Costs and expenses:

     Cost of products sold                                      586,564          370,429           1,130,344           638,525
     Research, development
       and engineering                                          124,918           73,393             235,270           133,389
     Marketing and selling                                       80,587           51,901             157,869            96,046
     General and administrative                                  54,820           34,822             104,375            66,640
                                                             ----------         --------          ----------        ----------

Income from operations                                          280,966          144,894             540,577           246,947

Interest expense                                                  4,917            5,881              10,085            11,634
Interest income                                                   9,829            5,040              19,426             9,983
                                                             ----------         --------          ----------        ----------
Income from consolidated companies before
     taxes                                                      285,878          144,053             549,918           245,296

Provision for income taxes                                      100,057           50,418             192,471            85,853
                                                             ----------         --------          ----------        ----------

Income from consolidated companies                              185,821           93,635             357,447           159,443

Equity in net income/loss of joint venture                            -                -                   -                 -
                                                             ----------         --------          ----------        ----------

Net income                                                   $  185,821         $ 93,635          $  357,447        $  159,443
                                                             ----------         --------          ----------        ----------


Earnings per share                                           $     1.01         $   0.54          $     1.94        $     0.92
                                                             ----------         --------          ----------        ----------

Average common shares and
     equivalents                                                183,699          173,406             183,921           173,010
- ------------------------------------------------------------------------------------------------------------------------------

     See accompanying notes to consolidated condensed financial statements.

                            APPLIED MATERIALS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS*

- -----------------------------------------------------------------------------------------------------------------------
                                                                                  April 28,                  Oct. 29,
                           (In thousands)                                           1996                       1995
- -----------------------------------------------------------------------------------------------------------------------
              ASSETS       Current assets:
                               Cash and cash equivalents                           $  199,993                $  285,845
                               Short-term investments                                 442,405                   483,487
                               Accounts receivable, net                             1,020,737                   817,730
                               Inventories                                            556,584                   427,413
                               Deferred income taxes                                  196,277                   198,888
                               Other current assets                                    84,227                    98,250
                                                                                   ----------                ----------
                           Total current assets                                     2,500,223                 2,311,613

                           Property, plant and equipment, net                         808,547                   630,746
                           Other assets                                                25,047                    23,020
                                                                                   ----------                ----------
                           Total assets                                            $3,333,817                $2,965,379
                                                                                   ----------                ----------

        LIABILITIES        Current liabilities:
                AND            Notes payable                                       $   48,465                $   61,748
       STOCKHOLDERS'           Current portion of long-term debt                       22,497                    21,064
              EQUITY           Accounts payable and
                                 accrued expenses                                     778,886                   659,572
                               Income taxes payable                                    36,099                   119,347
                                                                                   ----------                ----------
                           Total current liabilities                                  885,947                   861,731

                           Long-term debt                                             282,156                   279,807
                           Deferred income taxes and
                                other non-current obligations                          49,611                    40,338
                                                                                   ----------                ----------
                           Total liabilities                                        1,217,714                 1,181,876
                                                                                   ----------                ----------

                           Stockholders' equity:
                               Common stock                                             1,794                     1,792
                               Additional paid-in capital                             747,338                   760,057
                               Retained earnings                                    1,357,426                   999,979
                               Cumulative translation adjustments                       9,545                    21,675
                                                                                   ----------                ----------
                           Total stockholders' equity                               2,116,103                 1,783,503
                                                                                   ----------                ----------
                           Total liabilities and
                               stockholders' equity                                $3,333,817                $2,965,379
- -----------------------------------------------------------------------------------------------------------------------

  * Amounts as of April 28, 1996 are unaudited. Amounts as of October 29, 1995 were obtained from the October 29, 1995 audited financial statements.

     See accompanying notes to consolidated condensed financial statements.

                            APPLIED MATERIALS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

- ----------------------------------------------------------------------------------------------------------------
                                                                                        Six Months Ended
                                                                                 April 28,             April 30,
                  (In thousands)                                                   1996                 1995
- ----------------------------------------------------------------------------------------------------------------
                  Cash flows from operating activities:
                  Net income                                                    $ 357,447             $ 159,443
                  Adjustments required to reconcile
                    net income to cash provided by operations:
                    Deferred taxes                                                  1,404                (2,437)
                    Depreciation and amortization                                  63,143                35,570
                    Equity in net income/loss of joint venture                          -                     -
                    Changes in assets and liabilities:
                      Accounts receivable                                        (228,277)             (143,272)
                      Inventories                                                (136,132)              (82,565)
                      Other current assets                                         12,963                (8,274)
                      Other assets                                                 (2,047)                 (677)
                      Accounts payable and accrued expenses                       139,295               101,914
                      Income taxes payable                                        (81,332)              (27,028)
                      Other long-term liabilities                                  10,325                 4,772
                                                                                ---------             ---------
                  Cash provided by operations                                     136,789                37,446
                                                                                ---------             ---------

                  Cash flows from investing activities:
                    Capital expenditures, net                                    (249,206)              (81,309)
                    Proceeds from sales of short-term investments                 328,489               133,769
                    Purchases of short-term investments                          (287,407)             (105,370)
                                                                                ---------             ---------
                  Cash used for investing                                        (208,124)              (52,910)
                                                                                ---------             ---------

                  Cash flows from financing activities:
                    Short-term debt activity, net                                  (9,568)               (5,531)
                    Long-term debt activity, net                                    8,506                29,110
                    Common stock transactions, net                                (12,717)                4,460
                                                                                ---------             ---------
                  Cash provided by (used for) financing                           (13,779)               28,039
                                                                                ---------             ---------

                  Effect of exchange rate changes on cash                            (738)               (2,141)
                                                                                ---------             ---------

                  Increase (decrease) in cash and cash equivalents                (85,852)               10,434
                  Cash and cash equivalents
                    at beginning of period                                        285,845               160,320
                                                                                ---------             ---------
                  Cash and cash equivalents
                    at end of period                                            $ 199,993             $ 170,754
- ---------------------------------------------------------------------------------------------------------------

                  For the six months ended April 28, 1996, cash payments for interest and income taxes were $12,053 and $253,118, respectively, and for the six months ended April 30, 1995, cash payments for interest and income taxes were $11,746 and $105,700, respectively.

     See accompanying notes to consolidated condensed financial statements.

                             APPLIED MATERIALS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                         SIX MONTHS ENDED APRIL 28, 1996
                                 (IN THOUSANDS)

1)   Basis of Presentation

     In the opinion of management, the unaudited consolidated condensed financial statements included herein have been prepared on a consistent basis with the October 29, 1995 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. Certain amounts in the consolidated condensed financial statements for the periods ended April 30, 1995 have been reclassified to conform to the current presentation.

2)   Earnings Per Share

     Earnings per share has been computed using the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options.

3)   Inventories

     Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows:

                                                      April 28, 1996                      October 29, 1995
                                                      --------------                      ----------------
     Customer service spares                            $180,551                               $131,411
     Systems raw materials                               148,155                                118,627
     Work-in-process                                     174,309                                139,537
     Finished goods                                       53,569                                 37,838
                                                        --------                               --------
                                                        $556,584                               $427,413
                                                        ========                               ========

4)   Accounts Payable and Accrued Expenses

     The components of accounts payable and accrued expenses are as follows:

                                                       April 28, 1996                      October 29, 1995
                                                       --------------                      ----------------
     Accounts payable                                    $229,659                               $244,014
     Compensation and benefits                            132,627                                109,388
     Installation and warranty                            176,357                                133,035
     Other                                                240,243                                173,135
                                                         --------                               --------
                                                         $778,886                               $659,572
                                                         ========                               ========

5)   Stockholders' Equity

     During the second quarter of fiscal 1996, the Board of Directors authorized a plan which allows the Company to repurchase up to 5 million shares of its Common Stock in the open market during the next three years. The purpose of this plan is to acquire shares to fund the Company's stock-based employee benefit and incentive programs, including the employee stock purchase plan and the stock option plan. The Company repurchased 230,000 shares of its common stock during the second quarter of fiscal 1996 at an average price of $35.35 per share.

                             APPLIED MATERIALS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



   RESULTS OF OPERATIONS

   The Company's net sales for the three and six month periods ended April 28, 1996 increased 67 and 84 percent, respectively, over the corresponding periods of fiscal 1995. Record net sales resulted from increased demand for the Company's advanced wafer process technology, multi-chamber equipment and installed base support services. The increased demand for the Company's advanced wafer processing technology and multi-chamber equipment reflects the semiconductor industry's need for the technical capability to fabricate advanced device structures and the continued investment in systems capable of performing processes required for smaller device geometries. The increase in installed base support services revenue is attributable to a larger installed systems base and our global customers' requirements for high reliability and uptime.

   Sales increased in the second quarter and first half of fiscal 1996 in all regions and across all of the Company's product groups when compared to sales in the corresponding periods of fiscal 1995, with the exception of second quarter sales in Korea. Sales by region as a percentage of total sales were as follows:

                        Three Months Ended                      Six Months Ended
                   April 28,         April 30,            April 28,           April 30,
                     1996               1995                 1996                1995
                -----------------------------------------------------------------------
North America         32%               33%                  35%                 37%
Europe                15%               10%                  18%                 12%
Japan                 23%               20%                  22%                 22%
Korea                 14%               25%                  11%                 18%
Asia-Pacific          16%               12%                  14%                 11%

   New orders of $1,323 million were received during the second quarter of fiscal 1996, versus $1,329 million in the first quarter of fiscal 1996. North American orders decreased to $250 million from $490 million; Europe increased to $203 million from $127 million; Japan decreased to $319 million from $393 million; Korea increased to $337 million from $81 million; and Asia-Pacific decreased to $214 million from $238 million. North American orders decreased as customers reduced capital investment in response to changing market conditions, including price declines on memory devices, while Korean orders increased significantly as customers in that region continued to make strategic investments in leading-edge 0.35-micron and below device technologies. Each region in the global semiconductor equipment market exhibits unique investment patterns which cause regional order growth rates to vary from quarter to quarter. Backlog at April 28, 1996 was $1,901 million, versus $1,768 million at January 28, 1996 and $1,509 million at October 29, 1995.

   For the three and six months ended April 28, 1996, the Company's gross margin as a percentage of sales was 48.0 and 47.9 percent, respectively, up from
   45.2 and 46.0 percent for the corresponding periods of fiscal 1995. These improvements resulted primarily from reduced cycle times, improved manufacturing efficiencies and increased unit volume.

   Operating expenses as a percentage of sales for the three and six months ended April 28, 1996 were 23.1 and 22.9 percent, respectively, which compare favorably to 23.7 and 25.1 percent for the three and six months ended April 30, 1995. These improvements resulted primarily from the Company's accelerated revenue growth coupled with its management of the growth of operating expenses.

   Significant operations of the Company are conducted in Japanese yen, British pounds sterling and other foreign currencies. Forward exchange contracts and options are purchased to hedge certain existing firm commitments and foreign currency denominated transactions expected to occur during the next year. Gains and losses on hedge contracts are reported as a component of the related transaction. Because the impact of movements in currency exchange rates on foreign exchange contracts offsets the related impact on the underlying items being hedged, these financial instruments do not subject the Company to speculative risk that would otherwise result from changes in currency exchange rates. To date, exchange gains and losses have not had a significant effect on the Company's results of operations.

   The Company's effective tax rate for the second quarter and first half of fiscal 1996 was 35 percent, consistent with the corresponding periods of fiscal 1995. Management anticipates that a 35 percent effective tax rate will continue throughout fiscal 1996.

   FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

   The Company's financial condition at April 28, 1996 remained strong. The ratio of current assets to current liabilities was 2.8:1, compared to 2.7:1 at October 29, 1995. During the first half of fiscal 1996, cash, cash equivalents and short-term investments decreased $127 million. The principal use of cash was for net property, plant and equipment acquisitions of $249 million, the majority of which relate to facilities expansion. Cash provided by operations of $137 million resulted primarily from net income of $357 million and increases in accounts payable and accrued expenses of $139 million, offset by increases in accounts receivable and inventories of $364 million and a decrease in income taxes payable of $81 million.

   At April 28, 1996, the Company's principal sources of liquidity consisted of $642 million of cash, cash equivalents and short-term investments, $194 million of unissued notes registered under the Company's medium-term note program and $309 million of available credit facilities. The Company's liquidity is affected by many factors, some of which are based on the normal on-going operations of the business and others of which relate to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with its existing sources of liquidity, will be sufficient to satisfy its liquidity requirements for the remainder of the fiscal year.

   Capital expenditures are expected to approximate $600 million for fiscal 1996. This amount includes funds for the continuation and completion of facilities expansion and investments in demonstration and test equipment, information systems and other capital equipment.

   DISCLOSURE PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

   When used in this Management's Discussion and Analysis, the words "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, including slowing growth in the demand for semiconductors and challenges from the Company's competition, that could cause actual results to differ materially from those projected. Additional risks and uncertainties are discussed in a Form 8-K filed with the SEC on February 13, 1996.

   PART II  OTHER INFORMATION

   Item 1.        Legal Proceedings

   In the first of two lawsuits filed by the Company, captioned Applied Materials, Inc. v. Advanced Semiconductor Materials America, Inc., Epsilon Technology, Inc. (doing business as ASM Epitaxy) and Advanced Semiconductor Materials International N.V. (collectively "ASM") (case no. C-91-20061-RMW), Judge William Ingram of the United States District Court for the Northern District of California ruled on April 26, 1994 that ASM's Epsilon I epitaxial reactor infringed three of the Company's United States patents and issued an injunction against ASM's use and sale of the ASM Epsilon I in the United States. ASM has appealed the decision and the injunction has been stayed pending the appeal only as to ASM products offered for sale as of April 1994. The Court recently ruled that ASM's announced redesign of its reduced pressure epitaxial reactors is not subject to the stay order. The stay order further requires that ASM pay a fee, as security for the Company's interest, for each Epsilon I system sold by ASM in the United States after the date of the injunction. Judge Ronald M. Whyte of the same Court ruled that proceedings to resolve the issues of damages, willful infringement and ASM's counterclaims, which had been bifurcated for separate trial, will also be stayed, pending the appeal of Judge Ingram's decision. Oral arguments regarding this appeal were completed on June 5, 1995 before the Court of Appeals for the Federal Circuit. The Company is awaiting the decision of the Court of Appeals. The trial of the Company's second patent infringement lawsuit against ASM, captioned Applied Materials, Inc. v. ASM (case no. C-92-20643-RMW), was concluded before Judge Whyte in May 1995. On November 1, 1995, the Court issued its judgment holding that two of the Company's United States patents were valid and infringed by ASM's reduced pressure epitaxial reactors. A permanent injunction was entered on March 7, 1996 prohibiting ASM's use or sale of its ribbed quartz epitaxial reactors within the United States effective June 15, 1996. ASM is allowed to continue service and maintenance of its installed base, including the sale of replacement chambers upon payment of a fee to the Company.

   A separate lawsuit filed by ASM against the Company involving one patent relating to the Company's single wafer epitaxial product line, captioned ASM America, Inc. v. Applied Materials, Inc. (case no. C-93-20853-RMW), has been scheduled for trial in July 1996. The Court recently granted three motions for summary judgment filed by the Company, thus eliminating the Company's liability on this patent, and leaving only the Company's claims against ASM for trial in July. ASM has not indicated whether it intends to appeal this matter. A separate action severed from ASM's case, captioned ASM America, Inc. v. Applied

   Materials, Inc. (case no. C-95-20169-RMW), involves one United States patent which relates to the Company's Precision 5000 product line. Trial has been scheduled for October 1996, and discovery is proceeding. In these cases, ASM seeks injunctive relief, damages and such other relief as the Court may find appropriate.

   Further, the Company has filed a Declaratory Judgment action against ASM, captioned Applied Materials, Inc. v. ASM (case no. C-95-20003-RMW), requesting that an ASM United States patent be held invalid and not infringed by the Company's single wafer epitaxial product line. Discovery is proceeding, and no trial date has been set. On July 7, 1995, ASM filed a lawsuit, captioned ASM America, Inc. v. Applied Materials, Inc. (case no. C95-20586-RMW), concerning alleged infringement of a United States patent by susceptors in chemical vapor deposition chambers. Discovery has commenced and no trial date has been set. On April 10, 1996, the Court denied ASM's motion for summary judgment and granted the Company's motion for summary judgment, finding, on several independent grounds, that the Company's reactors do not literally infringe this patent. With this ruling, the Company's potential liability has been substantially reduced on this patent. ASM has not indicated whether it intends to appeal this decision.

   In September 1994, General Signal Corporation filed a lawsuit against the Company (case no. 94-461-JJF) in the United States District Court, District of Delaware. General Signal alleges that the Company infringes five of General Signal's United States patents by making, using, selling or offering for sale multi-chamber wafer fabrication equipment, including for example, the Precision 5000 series machines. General Signal seeks an injunction, multiple damages and costs, including reasonable attorneys' fees and interest, and such other relief as the Court may deem appropriate. This lawsuit is currently in active discovery, and a trial has been set for January 20, 1997.

   In January 1995, the Company filed a lawsuit against Novellus Systems, Inc. in the United States District Court, Northern District of California (case no. C-95-0243-MMC). This lawsuit alleges that Novellus' Concept One, Concept Two, and Maxxus F TEOS systems infringe the Company's United States patent relating to the TEOS-based, plasma enhanced CVD process for silicon oxide deposition. The lawsuit seeks an injunction, damages and costs, including reasonable attorneys' fees and interest, and such other relief as the court may deem appropriate. Damages and counterclaims have been bifurcated for separate trial. A jury trial has been scheduled for November 1996, before Judge Charles A. Legge. On September 15, 1995, the Company filed another lawsuit against Novellus alleging that Novellus' then newly announced blanket tungsten interconnect process infringes the Company's United States patent relating to a tungsten CVD process. The Company also sought a declaration that a Novellus United States patent for a gas purge mechanism is not infringed by the Company and/or is invalid. Novellus answered by denying the allegations and counterclaimed by alleging that the Company's CVD systems infringe Novellus' United States patents concerning gas purge and gas debubbler mechanisms. Novellus also filed a new lawsuit as a plaintiff before the same Court which contains the same claims and patents as those stated in the Company's September 15, 1995 lawsuit. Both cases have been assigned to the same judge. Discovery has commenced, and trial has been set for August 1997.

   In the normal course of business, the Company from time to time receives and makes inquiries with regard to possible patent infringement. Management believes that it is unlikely that the outcome of these lawsuits or of the patent infringement inquiries will have a material adverse affect on the Company's financial position or results of operations.

   Item 4. Submission of Matters to a Vote of Security-Holders

   The Annual Meeting of Stockholders was held on March 14, 1996 in Santa Clara, California. Ten incumbent directors were re-elected without opposition to serve another one-year term in office. The results of this election were as follows:

              Name of Director                        Votes For             Votes Withheld
              ----------------------------------------------------------------------------
              James C. Morgan                        147,065,457                 1,019,089
              James W. Bagley                        147,023,029                 1,061,517
              Dan Maydan                             147,050,315                 1,034,231
              Michael H. Armacost                    147,040,189                 1,044,357
              Herbert M. Dwight, Jr.                 147,068,162                 1,016,384
              George B. Farnsworth                   147,066,460                 1,018,086
              Philip V. Gerdine                      147,077,297                 1,007,249
              Tsuyoshi Kawanishi                     147,056,091                 1,028,455
              Paul R. Low                            147,081,928                 1,002,618
              Alfred J. Stein                        147,064,785                 1,019,761

   On a proposal to amend the Company's Certificate of Incorporation to increase the number of shares of Common Stock authorized to be issued from 200,000,000 to 500,000,000, there were 133,729,973 votes cast in favor, 12,452,196 votes cast against, 1,902,377 abstentions and zero broker non-votes.

   Item 5. Other Information

   The ratio of earnings to fixed charges for the six months ended April 28, 1996 and April 30, 1995, and for each of the five years in the period ended October 30, 1995 was as follows:

                 Six Months Ended
                 ----------------                                    Fiscal Year
              April 28,       April 30,        ------------------------------------------------------
                1996            1995           1995         1994       1993         1992         1991
                ----            ----           ----         ----       ----         ----         ----
                24.66x           14.16 x       21.25x       13.37x     7.61x        3.63x        3.02x
                ======           =======       ======       ======     =====        =====        =====

   Item 6.    Exhibits and Reports on Form 8-K

              a)  Exhibits are numbered in accordance with the Exhibit Table of
                  Item 601 of Regulation S-K:

                  27.0     Financial Data Schedule:   filed electronically

              b) Report on Form 8-K was filed on February 13, 1996. The report contains the Company's press release, dated February 13, 1996, with respect to its financial results for the period ended January 28, 1996, as well as information with respect to risks and uncertainties pursuant to the Private Securities Litigation Reform Act of 1995.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                APPLIED MATERIALS, INC.

June 4, 1996                                 By:\s\Gerald F. Taylor
                                                --------------------------------
                                                  Gerald F. Taylor
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

                                             By: \s\Michael K. O'Farrell
                                                --------------------------------
                                                  Michael K. O'Farrell
                                                  Corporate Controller
                                                  (Principal Accounting Officer)