Form 10-Q
period 1996-07-28
APPLIED MATERIALS INC /DE
filed 1996-09-11
CIK 6951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                  (MARK ONE)
    [  X  ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended JULY 28, 1996   or

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

    Number of shares outstanding of the issuer's common stock as of July 28, 1996: 179,800,000

 PART I.  FINANCIAL INFORMATION

                             APPLIED MATERIALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended                        Nine Months Ended
- ---------------------------------------------------------------------------------------------------------------
                                              July 28,             July 30,           July 28,         July 30,
(In thousands, except per share data)           1996                 1995               1996             1995
- ---------------------------------------------------------------------------------------------------------------

Net sales                                        $1,115,424       $  897,684       $3,283,859       $2,079,231
Cost of products sold                               583,448          489,256        1,713,792        1,127,781
                                                 ----------       ----------       ----------       ----------

Gross margin                                        531,976          408,428        1,570,067          951,450

Operating expenses:
     Research, development
       and engineering                              128,262           85,789          363,532          219,178
     Marketing and selling                           82,882           62,520          240,751          158,566
     General and administrative                      64,758           46,742          169,133          113,382
                                                 ----------       ----------       ----------       ----------

Income from operations                              256,074          213,377          796,651          460,324

Interest expense                                      4,812            5,527           14,897           17,161
Interest income                                       8,839            6,323           28,265           16,306
                                                 ----------       ----------       ----------       ----------
Income from consolidated companies before
     taxes                                          260,101          214,173          810,019          459,469

Provision for income taxes                           91,035           74,961          283,506          160,814
                                                 ----------       ----------       ----------       ----------

Income from consolidated companies                  169,066          139,212          526,513          298,655

Equity in net income/loss of joint venture               --               --               --               --
                                                 ----------       ----------       ----------       ----------

Net income                                       $  169,066       $  139,212       $  526,513       $  298,655
                                                 ----------       ----------       ----------       ----------


Earnings per share                               $     0.92       $     0.78       $     2.86       $     1.71
                                                 ----------       ----------       ----------       ----------

Average common shares and
     equivalents                                    183,359          177,754          183,780          174,798
- --------------------------------------------------------------------------------------------------------------


     See accompanying notes to consolidated condensed financial statements.

                             APPLIED MATERIALS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS*

- -----------------------------------------------------------------------------------------------------------------
                                                                                  July 28,              Oct. 29,
                           (In thousands)                                          1996                  1995
- -----------------------------------------------------------------------------------------------------------------
              ASSETS       Current assets:
                               Cash and cash equivalents                        $  238,848             $  285,845
                               Short-term investments                              548,736                483,487
                               Accounts receivable, net                            973,984                817,730
                               Inventories                                         533,331                427,413
                               Deferred income taxes                               198,780                198,888
                               Other current assets                                 84,654                 98,250
                                                                                ----------             ----------
                           Total current assets                                  2,578,333              2,311,613

                           Property, plant and equipment, net                      881,318                630,746
                           Other assets                                             25,602                 23,020
                                                                                ----------             ----------
                           Total assets                                         $3,485,253             $2,965,379
                                                                                ----------             ----------

         LIABILITIES       Current liabilities:
                 AND           Notes payable                                    $   24,611             $   61,748
       STOCKHOLDERS'           Current portion of long-term debt                    22,710                 21,064
              EQUITY           Accounts payable and
                                 accrued expenses                                  779,406                659,572
                               Income taxes payable                                 32,687                119,347
                                                                                ----------             ----------
                           Total current liabilities                               859,414                861,731

                           Long-term debt                                          280,499                279,807
                           Deferred income taxes and
                                other non-current obligations                       52,636                 40,338
                                                                                ----------             ----------
                           Total liabilities                                     1,192,549              1,181,876
                                                                                ----------             ----------

                           Stockholders' equity:
                               Common stock                                          1,798                  1,792
                               Additional paid-in capital                          752,959                760,057
                               Retained earnings                                 1,526,492                999,979
                               Cumulative translation adjustments                   11,455                 21,675
                                                                                ----------             ----------
                           Total stockholders' equity                            2,292,704              1,783,503
                                                                                ----------             ----------
                           Total liabilities and
                               stockholders' equity                             $3,485,253             $2,965,379
- -----------------------------------------------------------------------------------------------------------------

                  * Amounts as of July 28, 1996 are unaudited. Amounts as of October 29, 1995 were obtained from the October 29, 1995 audited financial statements.

     See accompanying notes to consolidated condensed financial statements.

                             APPLIED MATERIALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

- -------------------------------------------------------------------------------------------------------------
                                                                                   Nine Months Ended
                                                                           July 28,                 July 30,
         (In thousands)                                                      1996                     1995
- -------------------------------------------------------------------------------------------------------------


         Cash flows from operating activities:
         Net income                                                    $     526,513             $     298,655
         Adjustments required to reconcile
           net income to cash provided by operations:
           Deferred taxes                                                     (1,064)                   (3,111)
           Depreciation and amortization                                     103,921                    54,047
           Equity in net income/loss of joint venture                              -                         -
           Changes in assets and liabilities:
             Accounts receivable                                            (181,203)                 (354,523)
             Inventories                                                    (112,282)                 (136,241)
             Other current assets                                             12,671                   (26,282)
             Other assets                                                     (2,602)                   (1,380)
             Accounts payable and accrued expenses                           142,773                   195,272
             Income taxes payable                                            (85,028)                    7,015
             Other long-term liabilities                                      13,383                     7,185
                                                                       -------------             -------------
         Cash provided by operations                                         417,082                    40,637
                                                                       -------------             -------------

         Cash flows from investing activities:
           Capital expenditures, net                                        (364,835)                 (144,569)
           Proceeds from sales of short-term investments                     494,599                   165,244
           Purchases of short-term investments                              (559,848)                 (340,620)
                                                                       --------------            --------------
         Cash used for investing                                            (430,084)                 (319,945)
                                                                       --------------            --------------

         Cash flows from financing activities:
           Short-term debt activity, net                                     (33,422)                   25,401
           Long-term debt activity, net                                        7,062                    27,910
           Common stock transactions, net                                     (7,092)                  330,041
                                                                       --------------            -------------
         Cash provided by (used for) financing                               (33,452)                  383,352
                                                                       --------------            -------------

         Effect of exchange rate changes on cash                                (543)                   (2,001)
                                                                       --------------            --------------

         Increase (decrease) in cash and cash equivalents                    (46,997)                  102,043
         Cash and cash equivalents
           at beginning of period                                            285,845                   160,320
                                                                       -------------             -------------
         Cash and cash equivalents
           at end of period                                            $     238,848             $     262,363
- -----------------------------------------------------------------------------------------------------------------

         For the nine months ended July 28, 1996, cash payments for interest and income taxes were $12,053 and $345,779, respectively. For the nine months ended July 30, 1995, cash payments for interest and income taxes were $13,696 and $145,573, respectively.


     See accompanying notes to consolidated condensed financial statements.

                             APPLIED MATERIALS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                         NINE MONTHS ENDED JULY 28, 1996
                                 (IN THOUSANDS)


1)   Basis of Presentation

     In the opinion of management, the unaudited consolidated condensed financial statements included herein have been prepared on a consistent basis with the October 29, 1995 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. Certain amounts in the consolidated condensed financial statements for the periods ended July 30, 1995 have been reclassified to conform to the current presentation.

2)   Earnings Per Share

     Earnings per share has been computed using the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options.

3)   Inventories

     Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows:

                                     July 28, 1996      October 29, 1995
                                     -------------      ----------------

     Customer service spares            $194,936            $131,411
     Systems raw materials                94,481             118,627
     Work-in-process                     175,241             139,537
     Finished goods                       68,673              37,838
                                        --------            --------
                                        $533,331            $427,413
                                        ========            ========

4)   Accounts Payable and Accrued Expenses

     The components of accounts payable and accrued expenses are as follows:

                                     July 28, 1996      October 29, 1995
                                     -------------      ----------------

     Accounts payable                   $197,966            $244,014
     Compensation and benefits           140,592             109,388
     Installation and warranty           194,837             133,035
     Other                               246,011             173,135
                                        --------            --------
                                        $779,406            $659,572
                                        ========            ========

5)   Stockholders' Equity

     During the nine month period ended July 28, 1996, the Company repurchased 730,000 shares of its common stock at an average price of $35.40 per share and reissued 434,000 shares to stock-based employee benefit plans.

6)   Subsequent Event

     On August 13, 1996, the Company announced a reduction in its global workforce that will result in an estimated $28-$32 million pre-tax restructuring charge during its fourth fiscal quarter ending October 27, 1996. The restructuring charge will cover employee severance costs and benefits, as well as certain costs incurred to consolidate facilities. The restructuring charge consists primarily of cash expenditures to be made prior to the end of the Company's first fiscal quarter of 1997, which ends January 26, 1997.

                             APPLIED MATERIALS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
================================================================================


RESULTS OF OPERATIONS

The Company's net sales for the three and nine month periods ended July 28, 1996 increased 24 and 58 percent, respectively, over the corresponding periods of fiscal 1995 as a result of increased demand for the Company's advanced wafer process technology, multi-chamber equipment and installed base support services. The increased demand for the Company's advanced equipment reflects the semiconductor industry's need for the technical capability to fabricate advanced device structures and the continued investment in systems capable of performing processes required for smaller device geometries. The increase in installed base support services revenue is attributable to a larger installed systems base and our global customers' requirements for high reliability and uptime.

Sales increased in the third quarter and first nine months of fiscal 1996 in all regions when compared to sales in the corresponding periods of fiscal 1995, with the exception of third quarter sales in Europe. Sales by region as a percentage of total sales were as follows:

                       Three Months Ended                       Nine Months Ended
                   July 28,           July 30,             July 28,            July 30,
                     1996               1995                 1996                1995
                   --------------------------------------------------------------------

North America         29%               30%                  33%                 34%
Europe                9%                16%                  15%                 14%
Japan                 26%               28%                  23%                 24%
Korea                 21%               19%                  15%                 18%
Asia-Pacific          15%                7%                  14%                 10%

New orders of $931 million were received during the third quarter of fiscal 1996, versus $1,323 million in the second quarter of fiscal 1996. Orders decreased as our customers' investment decisions were negatively impacted by their declining profitability and excess capacity. The Company anticipates that this market downturn is likely to continue for some time. In response to this changing environment, the Company announced a reduction in workforce and related consolidation of facilities for which it will incur an estimated $28-$32 million pre-tax restructuring charge, or approximately $0.10-$0.11 per share after-tax, during its fourth quarter of fiscal 1996. Each region in the global semiconductor equipment market exhibits unique investment patterns which cause regional order growth rates to vary from quarter to quarter. North American orders increased to $338 million from $250 million; Europe increased to $214 million from $203 million; Japan decreased to $141 million from $319 million; Korea decreased to $67 million from $337 million; and Asia-Pacific decreased to $171 million from $214 million. Backlog at July 28, 1996 was $1,663 million, versus $1,901 million at April 28, 1996 and $1,509 million at October 29, 1995.

For the three and nine months ended July 28, 1996, the Company's gross margin as a percentage of sales was 47.7 and 47.8 percent, respectively, up from 45.5 and
45.8 percent for the corresponding periods of fiscal 1995. These improvements resulted primarily from reduced cycle times, improved manufacturing efficiencies and increased unit volume.

Operating expenses as a percentage of sales for the three and nine months ended July 28, 1996 were 24.7 and 23.6 percent, respectively, versus 21.7 and 23.6 percent for the three and nine months ended July 30, 1995. The increase for the three month period is primarily attributable to certain research and development programs, costs associated with the protection of intellectual property rights and the implementation of a worldwide communications software.

Significant operations of the Company are conducted in Japanese yen, British pounds and other foreign currencies. Forward exchange contracts and options are purchased to hedge certain existing firm commitments and foreign currency denominated transactions expected to occur during the next year. Gains and losses on hedge contracts are reported as a component of the related transaction. Because the impact of movements in currency exchange rates on foreign exchange contracts generally offsets the related impact on the underlying items being hedged, these financial instruments do not subject the Company to speculative risk that would otherwise result from changes in currency exchange rates. To date, exchange gains and losses have not had a significant effect on the Company's results of operations.

The Company's effective tax rate for the third quarter and first nine months of fiscal 1996 was 35 percent, consistent with the corresponding periods of fiscal 1995. Management anticipates that a 35 percent effective tax rate will continue throughout fiscal 1996.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition remained strong, with a ratio of current assets to current liabilities of 3.0:1 at July 28, 1996, compared to 2.7:1 at October 29, 1995. During the first nine months of fiscal 1996, cash, cash equivalents and short-term investments increased $18 million. Cash provided by operations of $417 million resulted primarily from net income (plus non-cash depreciation and amortization charges) of $630 million and an increase in accounts payable and accrued expenses of $143 million, offset by an increase of $293 million in accounts receivable and inventories and a decrease in income taxes payable of $85 million. The principal uses of cash were for net property, plant and equipment acquisitions of $365 million, the majority of which relate to facilities expansion, and net debt repayments of $26 million.

At July 28, 1996, the Company's principal sources of liquidity consisted of $788 million of cash, cash equivalents and short-term investments, $194 million of unissued notes registered under the Company's medium-term note program and $333 million of available credit facilities. The Company's liquidity is affected by many factors, some of which are based on the normal on-going operations of the business and others of which relate to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with its existing sources of liquidity, will be sufficient to satisfy its liquidity requirements for the remainder of the fiscal year.

Capital expenditures are expected to approximate $500 million for fiscal 1996. This amount includes funds for the continuation and completion of facilities expansion and investments in demonstration and test equipment, information systems and other capital equipment.

As of July 28, 1996, the Company is authorized to repurchase 4,470,000 shares of its common stock in the open market. This authorization expires in March 1999.

DISCLOSURE PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

When used in this Management's Discussion and Analysis, the words "anticipate," "estimate," "expect" and similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, including, but not limited to, slowing growth in the demand for semiconductors and the Company's systems and services, challenges from the Company's competition, insufficient cost reduction programs, product pricing pressures, continuing semiconductor device price declines and semiconductor manufacturers' reduced capital spending, that could cause actual results to differ materially from those projected. For more details, refer to the Company's Form 8-K filed with the SEC on February 13, 1996. The Company undertakes no obligation to update the information, including the forward-looking statements, in this Form 10-Q.

   PART II  OTHER INFORMATION

   Item 1.        Legal Proceedings

   In the first of two lawsuits filed by the Company, captioned Applied Materials, Inc. v. Advanced Semiconductor Materials America, Inc., Epsilon Technology, Inc. (doing business as ASM Epitaxy) and Advanced Semiconductor Materials International N.V. (collectively "ASM") (case no. C-91-20061-RMW), Judge William Ingram of the United States District Court for the Northern District of California ruled on April 26, 1994 that ASM's Epsilon I epitaxial reactor infringed three of the Company's United States patents and issued an injunction against ASM's use and sale of the ASM Epsilon I in the United States. ASM has appealed the decision and the injunction has been stayed pending the appeal only as to ASM products offered for sale as of April 1994. The Court recently ruled that ASM's announced redesign of its reduced pressure epitaxial reactors is not subject to this stay order. The stay order further requires that ASM pay a fee, as security for the Company's interest, for each Epsilon I system sold by ASM in the United States after the date of the injunction. Judge Ronald M. Whyte of the same Court ruled that proceedings to resolve the issues of damages, willful infringement and ASM's counterclaims, which had been bifurcated for separate trial, will also be stayed, pending the appeal of Judge Ingram's decision. Oral arguments regarding this appeal were completed on June 5, 1995 before the Court of Appeals for the Federal Circuit. The Company is awaiting the decision of the Court of Appeals. The trial of the Company's second patent infringement lawsuit against ASM, captioned Applied Materials, Inc. v. ASM (case no. C-92-20643-RMW), was concluded before Judge Whyte in May 1995. On November 1, 1995, the Court issued its judgment holding that two of the Company's United States patents were valid and infringed by ASM's reduced pressure epitaxial reactors. ASM has appealed this decision. A permanent injunction was entered on March 7, 1996 prohibiting ASM's use or sale of its ribbed quartz epitaxial reactors within the United States effective June 15, 1996. ASM is allowed to continue service and maintenance of the installed base, including the sale of replacement chambers upon payment of a fee to the Company. On June 14, 1996, the Court entered a stay of the permanent injunction, substantially increasing the fees paid to the Company on ASM's sale of reduced pressure reactors, and permitting ASM's continued sales of such reactors at an average of one (1) reactor per month, until a decision is reached in the Court of Appeals for the Federal Circuit.

   In a separate lawsuit filed by ASM against the Company involving one patent relating to the Company's single wafer epitaxial product line, captioned ASM America, Inc. v. Applied Materials, Inc. (case no. C-93-20853-RMW), the Court granted three motions for summary judgment in favor of the Company which eliminate the Company's liability on this patent. The Company's counterclaims against ASM for inequitable conduct were tried by the Court in July 1996. No decision has been made yet. ASM has not indicated whether it intends to appeal this matter. A separate action severed from ASM's case, captioned ASM America, Inc. v. Applied Materials, Inc. (case no. C-95-20169-RMW), involves one United States patent which relates to the Company's Precision 5000 product line. Trial has been scheduled for December 9, 1996, and discovery is proceeding. In these cases, ASM seeks injunctive relief, damages and such other relief as the Court may find appropriate.

   Further, the Company has filed a Declaratory Judgment action against ASM, captioned Applied Materials, Inc. v. ASM (case no. C-95-20003-RMW), requesting that an ASM United States patent be held invalid and not infringed by the Company's single wafer epitaxial product line. Discovery is proceeding, and no trial date has been set. On April 10, 1996, the Court denied ASM's motion for summary judgment and granted the Company's motion for summary judgment finding several independent grounds why the Company's reactors do not literally infringe ASM's patent. With this ruling, the Company's liability has been substantially eliminated on this patent. ASM has not indicated whether it intends to appeal this decision. On July 7, 1996, ASM filed a lawsuit, captioned ASM America, Inc. v. Applied Materials, Inc. (case no. C95-20586-RMW), concerning alleged infringement of a United States patent by susceptors in chemical vapor deposition chambers. Discovery has commenced and no trial date has been set.

   In September 1994, General Signal Corporation filed a lawsuit against the Company (case no. 94-461-JJF) in the United States District Court, District of Delaware. General Signal alleges that the Company infringes five of General Signal's United States patents by making, using, selling or offering for sale multi-chamber wafer fabrication equipment, including for example, the Precision 5000 series machines. General Signal seeks an injunction, multiple damages and costs, including reasonable attorneys' fees and interest, and such other relief as the court may deem appropriate. This lawsuit is currently in active discovery, and a trial date has been set for January 20, 1997.

   In January 1995, the Company filed a lawsuit against Novellus Systems, Inc. in the United States District Court, Northern District of California (case no. C-95-0243-MMC). This lawsuit alleges that Novellus' Concept One, Concept Two, and Maxxus F TEOS systems infringe the Company's United States patent relating to the TEOS-based, plasma enhanced CVD process for silicon oxide deposition. The lawsuit seeks an injunction, damages and costs, including reasonable attorneys' fees and interest, and such other relief as the court may deem appropriate. Damages and counterclaims have been bifurcated for separate trial. A jury trial has been scheduled for November 4, 1996, before Judge Charles A. Legge. On September 15, 1995, the Company filed another lawsuit against Novellus alleging that Novellus' newly announced blanket tungsten interconnect process infringes the Company's United States patent relating to a tungsten CVD process. The Company also sought a declaration that a Novellus United States patent for a gas purge mechanism is not infringed by the Company and/or is invalid. Novellus answered by denying the allegations and counterclaimed by alleging that the Company's plasma enhanced TEOS CVD systems infringe Novellus' United States patents concerning gas purge and gas debubbler mechanisms. Novellus also filed a separate lawsuit as a plaintiff before the same court which contains the same claims as those stated in Novellus' defense of the Company's lawsuit. Both cases have been assigned to Judge Legge. Discovery has commenced, and trial has been set for August 1997.

   In the normal course of business, the Company from time to time receives and makes inquiries with regard to possible patent infringement. Management believes that it is unlikely that the outcome of these lawsuits or of the patent infringement inquiries will have a material adverse affect on the Company's financial position or results of operations.

   Item 5.    Other Information

   The ratio of earnings to fixed charges for the nine months ended July 28, 1996 and July 30, 1995, and for each of the last five fiscal years, was as follows:

                   Nine Months Ended
                   -----------------
               July 28,         July 30,                               Fiscal Year
                                                --------------------------------------------------------
                1996             1995           1995         1994       1993         1992         1991
                ----             ----           ----         ----       ----         ----         ----
                23.68x          16.43x         21.25x       13.37x      7.61x        3.63x        3.02x
                ======          =======        ======       ======      =====        =====        =====



   Item 6.    Exhibits and Reports on Form 8-K

              a)  Exhibits are numbered in accordance with the Exhibit Table of
                  Item 601 of Regulation S-K:

                  10.23 Amendment to Employment Agreement with James Bagley, dated May 17, 1996.

                  27.0     Financial Data Schedule:   filed electronically

              b) Report on Form 8-K was filed on May 14, 1996. The report contains the Company's financial statements for the period ended April 28, 1996, as attached to its press release dated May 14, 1996.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          APPLIED MATERIALS, INC.

September 10, 1996                 By:  \s\Gerald F. Taylor
                                        ----------------------------------
                                        Gerald F. Taylor
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                   By:  \s\Michael K. O'Farrell
                                        ----------------------------------
                                        Michael K. O'Farrell
                                        Corporate Controller
                                        (Principal Accounting Officer)