Form 10-K
period 1996-10-27
APPLIED MATERIALS INC /DE
filed 1997-01-24
CIK 6951

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K
MARK ONE
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 27, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

 FOR THE TRANSITION PERIOD FROM                       TO
                         COMMISSION FILE NUMBER 0-6920

                            APPLIED MATERIALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                          94-1655526
           (STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
         OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

    3050 BOWERS AVENUE, SANTA CLARA, CALIFORNIA                           95054
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

                  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (408) 727-5555

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                  TITLE OF CLASS                        NAME OF EACH EXCHANGE ON WHICH REGISTERED

                       NONE                                               NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

           COMMON STOCK, $.01 PAR VALUE                                  NASDAQ

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 27, 1996: $6,490,391,240

     Number of shares outstanding of the issuer's Common Stock, $.01 par value, as of December 27, 1996: 180,916,829

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of Applied Materials 1996 Annual Report for the year ended October 27, 1996 are incorporated by reference into Parts I, II and IV of this Form 10-K.

     Portions of the definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on March 19, 1997 are incorporated by reference into
Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1:  BUSINESS

     Organized in 1967, Applied Materials, Inc. ("Applied Materials" or the "Company") develops, manufactures, markets and services semiconductor wafer fabrication equipment and related spare parts. The Company's worldwide customers include both companies which manufacture semiconductor devices for use in their own products and companies which manufacture semiconductor devices for sale to others. Applied Materials operates exclusively in the semiconductor wafer fabrication equipment industry. The Company is also a fifty percent stockholder in Applied Komatsu Technology, Inc., a joint venture corporation which develops, manufactures, markets and services thin film transistor fabrication systems used to produce active-matrix liquid crystal displays. On November 24, 1996, the Company announced that it had entered into agreements to acquire two companies in the metrology and inspection semiconductor equipment market. Opal, Inc. is a leading supplier of critical dimension scanning electron microscope systems that measure certain critical dimensions of integrated circuits at various stages of the manufacturing process. Orbot Instruments, Ltd. is a supplier of wafer and reticle inspection systems with leading-edge technologies. Both acquisitions were completed during the Company's first fiscal quarter of 1997 ending on January 26, 1997.

PRODUCTS

     Applied Materials' products are sophisticated systems that utilize state-of-the-art technology in wafer processing chemistry and physics, particulate management, process control, software and automation. Many of the Company's technologies are complementary and can be applied across all of its product offerings. The Company's products, which provide enabling technology, productivity and yield enhancements to semiconductor manufacturers, are used to fabricate semiconductor devices on a substrate of semiconductor material (primarily silicon). A finished device consists of thin film layers which can form anywhere from one to millions of tiny electronic components that combine to perform desired electrical functions. The fabrication process must control film and feature quality to ensure proper device performance while meeting yield and throughput goals. The Company currently manufactures equipment that addresses three major steps in wafer fabrication: deposition, etch and ion implantation. The Company also manufactures a Rapid Thermal Processing (RTP) system that provides versatility and broad application to many areas of semiconductor manufacturing, a Chemical Mechanical Polishing (CMP) system that planarizes wafers after various processing steps, and systems for metrology and inspection.

  Single-wafer, multi-chamber architecture

     Recognizing the trend toward more stringent process requirements and larger wafer sizes, Applied Materials developed a single-wafer, multi-chamber system called the Precision 5000. The Company introduced the Precision 5000 with dielectric chemical vapor deposition (DCVD) processes in 1987, etch processes in 1988 and tungsten CVD (WCVD) processes in 1989. The Precision 5000's single-wafer, multi-chamber architecture features several processing chambers, each of which is attached to a central handling system, and is designed for both serial and integrated processing. The Precision 5000's integrated processing capability makes it possible to perform multiple process steps on a wafer in a controlled environment, thus reducing the risk of particulate contamination. The Company leveraged its expertise in single-wafer, multi-chamber architecture to develop an evolutionary platform in 1990 called the Endura 5500 PVD (Physical Vapor Deposition), which features a staged, ultra-high vacuum (UHV) architecture for the rapid sputtering of aluminum and other metal films used to form the circuit interconnections on advanced devices. In October 1991, the Company announced its second-generation Precision 5000 system, the Precision 5000 Mark II, with numerous enhancements to the platform, process chambers and remote support equipment. The Precision 5000 Mark II is used to manufacture advanced devices, such as 16 megabit DRAMs (Dynamic Random Access Memories), on 200mm (8-inch) wafers. In September 1992, the Company announced its latest generation single-wafer, multi-chamber platform, the Centura, to target the high temperature thin films market and future process applications with 0.5-micron and below specifications. This platform improves upon the Precision 5000 by incorporating high vacuum capabilities and advanced robotics that provide significantly higher throughput.

  Deposition

     A fundamental technology in semiconductor fabrication, deposition is a process in which a layer of either electrically insulating (dielectric) or electrically conductive material is deposited on a wafer. Deposition can be divided into several different categories, of which Applied Materials currently participates in three: chemical vapor deposition (CVD), physical vapor deposition (PVD), and epitaxial and polysilicon deposition.

          CVD. Chemical vapor deposition is a process used in semiconductor fabrication in which thin films (insulators, conductors and semiconductors) are deposited from gaseous sources. In 1987, the Company introduced the Precision 5000 CVD platform for DCVD which, with its automated multi-chamber architecture, provides the flexibility to perform a broad range of deposition processes utilizing up to four individual chambers on a single system. In 1989, the Company entered the tungsten (W) CVD market with the introduction of a system for blanket tungsten deposition, the Precision 5000 WCVD. The Company has continued to add functionality to this system, including integrated tungsten plug fabrication capability which combines WCVD deposition and etchback capabilities in the same system. The Company has also added tungsten silicide and titanium nitride processes to further extend its offerings. In 1992, the Company introduced the single-wafer, multi-chamber Centura platform. The Centura platform accommodates both DCVD and metal CVD processes. In 1994, the Company introduced the Precision 5000 Mark II CVD platform with sub-atmospheric process technologies that address applications to 0.35-microns. Also in 1994, the Company announced a new chamber technology called "xZ" on the Centura platform, which provides a significant enhancement by improving system throughput, providing no consumable parts and reducing operating costs. Most of the mainstream CVD applications offered by the Company are now available using this technology, with the exception of the HDP-CVD (High-Density Plasma CVD) Centura. Launched in February, the HDP-CVD Centura system is aimed at the most advanced sectors of the semiconductor market, including emerging semiconductor production, research and development and pilot lines. In April 1996, the Company entered a new market with a high-productivity silane-based CVD process for anti-reflective coating (ARC) applications. ARC films are typically used to enhance photolithography.

          PVD. Physical vapor deposition sputters metals on wafers during semiconductor fabrication to form the circuit interconnects. Unlike CVD, the sources of the deposited materials are solid sources called targets. Applied Materials entered the PVD market in April 1990 with the Endura 5500 PVD system. This system utilizes a modular, single-wafer, multi-chamber platform which accommodates UHV processes like PVD, and conventional high vacuum processes like CVD and etch. In July 1993, the Company introduced the Endura HP (High Productivity) PVD system, an enhanced version of the Endura 5500 PVD system. In November 1993, the Centura HP PVD was introduced in order to offer customers a choice of platforms using the Company's PVD technology.

          In November 1994, the Endura VHP (Very High Productivity) PVD system was launched, further enhancing the wafer transfer system to raise throughput. A key advance in process technology was announced in July 1996 with the Vectra IMP (Ion Metal Plasma) chamber for titanium (Ti) and titanium nitride (TiN) deposition. This technology creates metal ions from the materials sputtered from the target, whose directionality can then be controlled in the chamber for dramatically improved step coverage performance in very small contacts and vias. In September 1996, the Liner TxZ Centura system was launched. This system combines a new CVD TiN chamber with a Coherent PVD Ti chamber, and allows for deposition of sequential layers of Ti and CVD TiN in high-aspect-ratio metal structures under vacuum.

          Epitaxial and polysilicon deposition. Epitaxial (Epi) and polysilicon deposition involve depositing layers of high-quality, silicon-based compounds on the surface of a silicon wafer to change its electrical properties and, in the case of epi, to form the base on which the integrated circuit is built. In 1989, the Company introduced the Precision 7700 Epi system for advanced silicon deposition. The 7700 system extends the capabilities of radiantly-heated "barrel" technology and incorporates fully automated wafer handling as well as many features for particulate control. In September 1992, the Company announced the Poly Centura, a single-wafer, multi-chamber platform targeted at the high temperature thin film deposition of polysilicon on wafers up to 200mm (8 inches) in diameter. The Epi Centura, which features deposition of epitaxial silicon, was announced in March 1993. In December 1993, the Company launched the Polycide Centura which combines chambers for polysilicon and tungsten silicide deposition on the Centura platform.

  Etch

     Prior to etch processing, a wafer is patterned with photoresist during the photolithography process. Etching then selectively removes material from areas which are not covered by the photoresist pattern. Applied Materials entered the etch market in 1981 with the introduction of the AME 8100 Etch system, which utilized a batch process technology for dry plasma etching. In 1985, the Company introduced the Precision Etch 8300, which featured improved levels of automation and particulate control. The Company continues to sell the Precision Etch 8300 product. Applied Materials' first single-wafer, multi-chamber system for the dry etch market was the Precision 5000 Etch, introduced in 1988. In 1990, the Company introduced a metal etch system based on the Precision 5000 architecture which provides single-wafer, aluminum etch capabilities. In 1993, the Company introduced its next generation etch platform, the Centura HDP Dielectric Etcher, designed for critical high density plasma oxide etch applications requiring sub-0.5-micron design rules, and the Precision 5000 Mark II Etch MxP, a new model of the Precision 5000-series etch system with several enhancements including process capability for 0.35-micron applications. In July 1994, Applied Materials introduced the Metal Etch MxP Centura, which combines sub-0.5-micron process technology with improved throughput. The Company launched a new dielectric etch system in April 1995, combining its latest Centura platform with an enhanced etch chamber, called the Dielectric Etch MxP+ Centura. The Remote Plasma Source (RPS) Centura, introduced in June 1995, extended the Company's range of dielectric dry etch process technologies to several isotropic etch steps. Two new etch systems were launched in 1996 for HDP etching of metal and silicon films, using the Company's new DPS (Decoupled Plasma Source) technology. The DPS Metal Etch Centura and DPS Silicon Etch Centura are aimed at very advanced applications, primarily for deep submicron devices (0.25-micron). In addition, the products deliver very high throughput, for superior cleanroom space utilization.

  Ion Implantation

     During ion implantation, silicon wafers are bombarded by a high-velocity beam of electrically charged ions. These ions are embedded within a wafer at selected sites and change the electrical properties of the implanted area. Applied Materials entered the high-current portion of the implant market in 1985 with the Precision Implant 9000 and introduced the Precision Implant 9200 in 1988. In 1989, the Company added enhancements to the 9200 series, including a new option for automated selection of implant angles and new hardware/software options that enable customers to perform remote monitoring and diagnostics. In 1991, the Company announced an enhanced version of its high-current ion implanter and designated it the Precision Implant 9200XJ. In November 1992, the Company introduced a new high-current ion implantation system, the Precision Implant 9500, to address the production of high-density semiconductor devices, such as 16 megabit and 64 megabit memory devices and advanced microprocessors. In November 1994, the 9500xR model was introduced, further extending the range of the 9500 system into the traditional medium-current area with enhanced low-dose, low-energy implant performance. In October 1995, the Company introduced its latest implant system, the Precision Implant xR80. This system features low-energy and a very small system footprint, while maintaining high throughput. Two extensions of the basic xR80 architecture were introduced in 1996: the Precision Implant xR LEAP (Low Energy Advanced Processing) in May and the xR120 in July. Both of these systems extend the energy range of the xR80 system for customers needing those capabilities.

  Rapid Thermal Processing

     In June 1995, Applied Materials introduced a new system, the Rapid Thermal Processing (RTP) Centura, into the emerging RTP market. RTP uses very rapid heating cycles to perform high-temperature processes traditionally done by slower-heating batch furnace technologies. The system is designed to solve the limiting technical issues -- temperature measurement and control and uniformity and process repeatability -- that have historically kept RTP from becoming a production technology. The RTP Centura's implant annealing processes offer chipmakers improved device performance, with demonstrated potential for significant yield improvements and faster factory cycle time.

  Chemical Mechanical Processing

     In December 1995, the Company entered a new market with the introduction of a Chemical Mechanical Polishing (CMP) system. CMP uses a combination of corrosive slurry and mechanical pressure to flatten or "planarize" the topography on semiconductor wafers. The Company's Mirra CMP system uses a unique multi-station "carousel" design, within which several wafers can be processed simultaneously.

  Metrology and Inspection

     In fiscal 1997, the Company entered into the metrology and inspection market with the acquisitions of two companies, Opal, Inc., and Orbot Instruments, Ltd. Opal, Inc. is a supplier of advanced scanning electron microscopes (SEMs) for the automated measurement of sub-micron circuit features, or critical dimensions (CDs), to verify the performance of critical lithography and patterning processes. Orbot Instruments manufactures two types of optical inspection equipment: one product locates and identifies defects in the wafer circuitry and is used in the in-line examination of patterned wafers; another product assures that the masks and reticles used in the lithography process are error free.

CUSTOMER SERVICE AND SUPPORT

     The demand for improved production yields of integrated circuits requires that semiconductor wafer processing equipment operate reliably, with maximum uptime and within very precise tolerances. Applied Materials installs its equipment and provides warranty service worldwide through offices located in North America, Europe (including Israel), Japan, Korea and Asia-Pacific (Taiwan, China and Singapore). Applied Materials maintains 70 sales/service offices worldwide, with 24 offices in North America, 10 offices in Europe, 25 offices in Japan, 6 offices in Korea and 5 offices in Asia-Pacific. The Company offers a variety of service contracts to customers for maintenance of installed equipment and provides a comprehensive training program for all customers.

BACKLOG

     At October 27, 1996, the Company's backlog totaled $1.4 billion, compared to $1.5 billion at October 29, 1995. The Company schedules production of its systems based upon order backlog and customer commitments. The backlog includes orders for which written authorizations have been accepted and shipment dates within 12 months have been assigned. Due to possible changes in customer delivery schedules and cancellations of orders, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

MANUFACTURING, RAW MATERIALS AND SUPPLIES

     The Company's manufacturing activities consist primarily of assembling various commercial and proprietary components into finished systems, principally in the United States, with additional operations in England, Japan, Korea and Taiwan. Production requires some raw materials and a wide variety of mechanical and electrical components, which are manufactured to the Company's specifications. Multiple commercial sources are available for most components. The Company has consolidated the number of sources for several key purchased items for purposes of improving its position with suppliers, resulting in improved on-time delivery, lower inventory levels and better pricing to the Company. There have been no significant delays in receiving components from sole source suppliers; however, the unavailability of any of these components could disrupt scheduled deliveries to customers.

MARKETING AND SALES

     Because of the highly technical nature of its products, the Company markets its products worldwide through a direct sales force, with sales, service and spare parts offices in North America, Japan, Europe, Korea and Asia-Pacific. For the fiscal year ended October 27, 1996, sales to customers in North America, Europe, Japan, Korea and Asia-Pacific were approximately 31%, 16%, 24%, 14% and 15%, respectively, of the Company's net sales. For the fiscal year ended October 29, 1995, sales to customers in North America, Europe, Japan, Korea and Asia-Pacific were approximately 32%, 15%, 26%, 17% and 10%, respectively, of the Company's net sales. The Company's business is not seasonal in nature, but it is subject to the capital equipment investment patterns of major semiconductor manufacturers located throughout the world. Each region in the global semiconductor equipment market exhibits unique characteristics that cause capital equipment investment patterns to vary from period to period. While international markets provide the Company with significant growth opportunities, periodic economic downturns, trade balance issues, political instability and fluctuations in interest and foreign currency exchange rates are all risks that could affect global product and service demand.

RESEARCH AND DEVELOPMENT

     The market served by the Company is characterized by rapid technological change. The Company's research and development efforts are global in nature. Engineering organizations are located in the United States, Japan, England and Israel, with process support and customer demonstration laboratories in the United States, Japan, England, Taiwan and Korea. Since 1984, the Company has operated a large-scale technology center in Narita, Japan, which has been expanded several times to meet the requirements of its Japanese customer base. In 1996, additional technology centers were opened in Korea and Taiwan to better serve customers in the Korea and Asia-Pacific regions. The Company also operates a technology center in Israel to develop controller configuration and software tools for its semiconductor processing systems. Applied Materials works closely with its global customers to design systems that meet their planned technical and production requirements. The Company's research and development activities are primarily directed toward the development of new wafer processing systems and new process applications for existing products. The Company is also investing in the development of new products in conjunction with the semiconductor industry's move to the next-generation 300mm wafer size. Together with today's standard 200mm wafers, 300mm wafers will be used to produce semiconductor devices with geometries of 0.25 micron and below, probably including the 256Mbit generation of DRAMs.

     To meet emerging customer requirements for advanced manufacturing solutions, the Company is developing a capability called Process Sequence Integration (PSI). Choosing from Applied Materials' broad lineup of process technologies, customers will be able to order "process modules" which consist of multiple systems whose sequential processes can create complete structures within the semiconductor device, such as the interconnect structure found in multi-level metal device designs.

COMPETITION

     The global semiconductor equipment industry is highly competitive and is characterized by increasingly rapid technological advancements and demanding worldwide service requirements. Each of the Company's products competes in markets defined by the particular wafer fabrication process it performs. There are several companies that compete with Applied Materials in each of these markets. Competition is based on many factors, primarily technological advancements, productivity and cost-effectiveness, customer support, contamination control and overall product quality. Management believes that the Company's competitive advantage in each of its served markets is based on the ability of its products and services to address customer requirements as they relate to these competitive factors.

     Applied Materials is a principal supplier in each of its served markets. The Company faces strong competition throughout the world from other semiconductor equipment manufacturers as well as semiconductor manufacturers who design and produce fabrication equipment for their own internal uses and, in some cases, for resale. Management believes that the Company is a strong competitor with respect to its products, services and resources. However, new products, pricing pressures and other competitive actions from both new and existing competitors could adversely affect the Company's market position.

JOINT VENTURE

     In September 1991, the Company announced its plans to develop thin film transistor (TFT) manufacturing systems for Active-Matrix Liquid Crystal Displays (AMLCDs). The AMLCD market currently includes screens for laptop, notebook and palmtop computers, desktop monitors, digital/video cameras, portable televisions and instrument displays. The Company believes that this market in the future may include high-resolution workstations and direct view wall television. In September 1993, a joint venture was formed with Applied Materials, Inc. and Komatsu, Ltd. of Japan sharing a 50-50 ownership. The joint venture, Applied Komatsu Technology, Inc.
(AKT), is accounted for using the equity method. The Company's management believes that systems developed by AKT have the potential to lower the manufacturing costs of AMLCDs and provide new process technologies to enhance flat panel capabilities. The Company has granted to AKT an exclusive license to use the Company's intellectual property to develop, manufacture and sell products for the production of flat panel displays, in exchange for royalties in respect thereof. AKT has recently broadened its product offerings, and now has process capability in CVD, PVD and Etch for a wide range of substrate sizes. Investment in research and development will continue in 1997 on next generation systems to further lower AMLCD manufacturing costs and increase substrate size capability.

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

     The Company enters into patent and technology licensing agreements with others when management determines it is in the Company's best interest to do so. The Company pays royalties under existing patent license agreements for the use, in several of its products, of certain patents which are licensed to the Company for the life of the patents.

     The Company has made its technology, including patents, available to AKT through a license arrangement which permits AKT to use the Company's technology to develop, manufacture and sell equipment for the flat panel display industry.

     In the normal course of business, the Company from time to time receives and makes inquiries with regard to possible patent infringement. In dealing with such inquiries, it may become necessary or useful for the Company to obtain and grant licenses or other rights. However, there can be no assurance that such license rights will be available to the Company on commercially reasonable terms. While there can be no assurance about the outcome of such inquiries, the Company believes that it is unlikely that their resolution will have a material adverse effect on its financial condition or results of operations.

ENVIRONMENTAL MATTERS

     Although one of the Company's locations has been designated as a Superfund site by the United States Environmental Protection Agency, neither compliance with Federal, State and local provisions regulating discharge of materials into the environment, nor remedial agreements or other actions relating to the environment, has had, or is expected to have, a material effect on the Company's capital expenditures, results of operations, financial condition or competitive position.

EMPLOYEES

     At October 27, 1996, the Company employed approximately 11,403 regular full-time employees. In the high technology industry, competition for highly skilled employees is intense. The Company believes that a great part of its future success depends on its continued ability to attract and retain qualified employees. None of the Company's employees are represented by a trade union. Management considers its relations with its employees to be good.

INCORPORATION BY REFERENCE

     The following portions of the Company's 1996 Annual Report are incorporated herein by reference: "Management's Discussion and Analysis of Financial Condition and Results of Operations," pages 27 through 30, and the Consolidated Financial Statements and accompanying notes thereto, pages 31 through 48.

ITEM 2:  PROPERTIES

     Certain information concerning the Company's principal properties at October 27, 1996 is set forth below:

                                                                        SQUARE
    LOCATION               TYPE                PRINCIPAL USE           FOOTAGE      OWNERSHIP
-----------------    ----------------    -------------------------    ----------    ---------
Santa Clara, CA      Office, plant &     Headquarters, Marketing,        498,000     owned
                     warehouse           Manufacturing, Research       1,789,000     leased
                                         and Engineering

Austin, TX           Office, plant &     Manufacturing                   566,000     owned
                     warehouse                                           233,000     leased

Horsham, England     Office, plant &     Manufacturing, Research          81,000     leased
                     warehouse           and Engineering

Narita, Japan        Office, plant &     Manufacturing, Research         222,000     owned*
                     warehouse           and Engineering

Chun-An, Korea       Office              Manufacturing, Research         107,000     owned
                                         and Engineering

Hsin-Chu, Taiwan     Office              Manufacturing, Research          69,000     owned
                                         and Engineering

Tel Aviv, Israel     Office              Research and Engineering         21,000     leased

---------------
* Subject to loans totaling $73 million secured by property and equipment having an approximate net book value of $79 million at October 27, 1996.

     The Company also leases office space for 70 sales and service offices throughout the world: 24 offices are located in North America, 10 in Europe, 25 in Japan, 6 in Korea and 5 in Asia-Pacific.

     The Company currently owns 875,000 square feet of manufacturing and other operating facilities in California that have not yet been completed and placed in service. In addition, the Company is currently constructing 258,000 square feet of manufacturing facilities in Texas.

     The Company also owns 108 acres in Austin, Texas and 30 acres in Santa Clara, California, of buildable land. The Austin and Santa Clara land can accommodate approximately 1,000,000 and 865,000 square feet, respectively, of additional building space to help satisfy the Company's current and future needs.

     Management considers the above facilities suitable and adequate to meet the Company's requirements.

ITEM 3:  LEGAL PROCEEDINGS

     In the first of two lawsuits filed by the Company, captioned Applied Materials, Inc. v. Advanced Semiconductor Materials America, Inc., Epsilon Technology, Inc. (doing business as ASM Epitaxy) and Advanced Semiconductor Materials International N.V. (collectively "ASM") (case no. C-91-20061-RMW), Judge William Ingram of the United States District Court for the Northern District of California ruled on April 26, 1994 that ASM's Epsilon I epitaxial reactor infringed three of the Company's United States patents and issued an injunction against ASM's use and sale of the ASM Epsilon I in the United States. On October 28, 1996, the U.S. Court of Appeals for the Federal Circuit decided ASM's appeal of this decision, affirming the trial court's judgment that one of the Company's patents is valid and infringed. Permanent injunctions are now effective to halt ASM's manufacture, use and sale of its epitaxial reactors in the United States. The trial of the Company's second patent infringement lawsuit against ASM, captioned Applied Materials, Inc. v. ASM (case no. C-92-20643-RMW), was concluded before Judge Whyte in May 1995. On November 1, 1995, the Court issued its judgment holding that two of the Company's United States patents were valid and infringed by ASM's reduced pressure epitaxial reactors. ASM appealed this decision. On December 17, 1996, the U.S. Court of Appeals for the Federal Circuit rejected ASM's appeal, and affirmed the District Court's ruling. The permanent injunction entered on March 7, 1996 prohibiting ASM's use or sale of its ribbed quartz epitaxial reactors within the United States is now effective. Trial in the District Court has been set for July 28, 1997 to determine ASM International's liability, damages and wilfulness, for both case no. C-91-20061-RMW and C-92-20643-RMW.

     In a separate lawsuit filed by ASM against the Company involving one patent relating to the Company's single wafer epitaxial product line, captioned ASM America, Inc. v. Applied Materials, Inc. (case no. C-93-20853-RMW), the Court granted three motions for summary judgment in favor of the Company which eliminate the Company's liability on this patent. ASM has not indicated whether it intends to appeal this matter. The Company's counterclaims against ASM for inequitable conduct were tried by the Court in July 1996. The Company is awaiting a decision. A separate action severed from ASM's case, captioned ASM America, Inc. v. Applied Materials, Inc. (case no. C-95-20169-RMW), involves one United States patent which relates to the Company's Precision 5000 product. A prior trial date has been vacated; no trial date is currently set. In these cases, ASM seeks injunctive relief, damages and such other relief as the Court may find appropriate.

     Further, the Company has filed a Declaratory Judgment action against ASM, captioned Applied Materials, Inc. v. ASM (case no. C-95-20003-RMW), requesting that an ASM United States patent be held invalid and not infringed by the Company's single wafer epitaxial product line. No trial date has been set. On April 10, 1996, the Court denied ASM's motion for summary judgment and granted the Company's motion for summary judgment finding several independent grounds why the Company's reactors do not literally infringe ASM's patent. With this ruling, the Company's liability has been substantially eliminated on this patent. ASM has not indicated whether it intends to appeal this decision. On July 7, 1996, ASM filed a lawsuit, captioned ASM America, Inc. v. Applied Materials, Inc. (case no. C95-20586-RMW), concerning alleged infringement of a United States patent by susceptors in chemical vapor deposition chambers. Discovery is proceeding.

     On January 13, 1997, the Company filed a patent infringement suit against ASM's newly released Epsilon 2000 reactor. Discovery has not yet commenced.

     In September 1994, General Signal Corporation filed a lawsuit against the Company (case no. 94-461-JJF) in the United States District Court, District of Delaware. General Signal alleges that the Company infringes five of General Signal's United States patents by making, using, selling or offering for sale multi-chamber wafer fabrication equipment, including for example, the Precision 5000 series machines. General Signal seeks an injunction, multiple damages and costs, including reasonable attorneys' fees and interest, and such other relief as the court may deem appropriate. This lawsuit is currently in active discovery and pre-trial preparation. A January 1997 trial date has been postponed, and will be rescheduled for later in 1997.

     In January 1995, the Company filed a lawsuit against Novellus Systems, Inc. in the United States District Court, Northern District of California (case no. C-95-0243-MMC). This lawsuit alleges that Novellus' Concept One, Concept Two, and Maxxus F TEOS systems infringe the Company's United States patent relating to the TEOS-based, plasma enhanced CVD process for silicon oxide deposition. The lawsuit seeks an injunction, damages and costs, including reasonable attorneys' fees and interest, and such other relief as the court may deem appropriate. Damages and counterclaims have been bifurcated for separate trial. A jury trial has been scheduled for March 24, 1997 before Judge Charles A. Legge. The Court recently ruled on a number of substantive motions finding, on the issues raised, that the Company's patent in suit is valid and definite. On September 15, 1995, the Company filed another lawsuit against Novellus alleging that Novellus' then newly announced blanket tungsten interconnect process infringes the Company's United States patent relating to a tungsten CVD process. The Company also sought a declaration that a Novellus United States patent for a gas purge mechanism is not infringed by the Company and/or is invalid. Novellus answered by denying the allegations and counterclaimed by alleging that the Company's plasma enhanced TEOS CVD systems infringe Novellus' United States patents concerning gas purge and gas debubbler mechanisms. Novellus also filed a separate lawsuit as a plaintiff before the same court which contains the same claims as those stated in Novellus' defense of the Company's lawsuit. Both cases have been assigned to Judge Legge. Discovery has commenced, and trial which had been set for August 1997 has been postponed and will be rescheduled.

     In the normal course of business, the Company from time to time receives and makes inquiries with regard to possible patent infringement. Management believes that it has meritorious defenses and intends to vigorously pursue these matters.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS IN FOURTH QUARTER OF FISCAL 1996

     None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table and notes thereto identify and set forth information about the Company's seven executive officers:

   NAME OF INDIVIDUAL                     CAPACITIES IN WHICH SERVED
-------------------------  ---------------------------------------------------------
James C. Morgan(1).......  Chairman of the Board of Directors and Chief Executive
                           Officer
James W. Bagley(2).......  Vice Chairman of the Board of Directors
Dan Maydan(3)............  President of the Company and Co-Chairman of Applied
                           Komatsu Technology, Inc.
Gerald F. Taylor(4)......  Senior Vice President and Chief Financial Officer
Sasson Somekh(5).........  Senior Vice President
David N.K. Wang(6).......  Senior Vice President
Keisuke Yawata(7)........  Senior Vice President of the Company and President and
                           Chief Executive Officer of Applied Materials Japan, Inc.

---------------
(1) Mr. Morgan, age 58, has been Chief Executive Officer since 1977 and Chairman of the Board of Directors since 1987. Mr. Morgan also served as President of the Company from 1976 to 1987.

(2) Mr. Bagley, age 58, was appointed Vice Chairman of the Board of Directors in December 1993. Mr. Bagley was Chief Operating Officer of the Company from 1987 through October 1995, and served as President of the Company from December 1987 to December 1993. Prior to that, Mr. Bagley served as Senior Vice President of the Company since 1981. Mr. Bagley is a director of Kulicke and Soffa Industries, Inc. and Tencor Instruments. Mr. Bagley resigned as Vice Chairman of the Board and Chief Operating Officer of the Company on May 17, 1996.

(3) Dr. Maydan, age 61, was appointed President of the Company in December 1993. Dr. Maydan served as Executive Vice President from 1990 to December 1993. Prior to that, Dr. Maydan had been Group Vice President since February 1989. Dr. Maydan joined Applied Materials in 1980 as a Director of Technology.

(4) Mr. Taylor, age 56, has been Chief Financial Officer of the Company since 1984. Mr. Taylor has also been a Senior Vice President of the Company since 1991 and was previously Vice President of Finance from 1984 to 1991.

(5) Dr. Somekh, age 50, was appointed Senior Vice President of the Company in December 1993. Dr. Somekh served as Group Vice President from 1990 to 1993. Prior to that, Dr. Somekh had been a divisional Vice President. Dr. Somekh joined Applied Materials in 1980 as a Project Manager.

(6) Dr. Wang, age 50, was appointed Senior Vice President of the Company in December 1993. Dr. Wang served as Group Vice President from 1990 to 1993. Prior to that, Dr. Wang had been a divisional Vice President. Dr. Wang joined Applied Materials in 1980 as a Manager, Process Engineering and Applications.

(7) Mr. Yawata, age 62, was appointed President and Chief Executive Officer of Applied Materials Japan, effective January 1, 1995. From 1985 through 1994, Mr. Yawata was a Vice President, and from 1993 through 1994, he was Executive Advisor to the Chairman of LSI Logic Corp. From 1985 through 1992, Mr. Yawata was President, and from 1992 through 1993, he was Chairman, of LSI Logic K.K.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     "Stock Price History" on page 50 of the Applied Materials' 1996 Annual Report is incorporated herein by reference.

     The Company's common stock is traded on the Nasdaq over-the-counter market. As of December 27, 1996, there were approximately 3,832 holders of record of the common stock.

     To date, the Company has paid no cash dividends to its stockholders. The Company has no plans to pay cash dividends in the near future.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

     "Selected Consolidated Financial Data" on page 26 of the Applied Materials 1996 Annual Report is incorporated herein by reference.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis" on pages 27 through 30 of the Applied Materials 1996 Annual Report is incorporated herein by reference.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, together with the report thereon of Price Waterhouse LLP, Independent Accountants, dated November 20, 1996 and appearing on pages 31 through 48, and page 50 of the Applied Materials 1996 Annual Report, are incorporated herein by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the 1997 Annual Meeting of Stockholders ("the Proxy Statement").

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Information concerning directors of the Company appears in the Company's Proxy Statement, under Item 1 -- "Election of Directors." This portion of the Proxy Statement is incorporated herein by reference.

     (b) For information with respect to Executive Officers, see Part I of this Form 10-K.

ITEM 11:  EXECUTIVE COMPENSATION

     Information concerning executive compensation appears in the Company's Proxy Statement, under Item 1 -- "Election of Directors," and is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning the security ownership of certain beneficial owners and management appears in the Company's Proxy Statement, under Item
1 -- "Election of Directors," and is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions appears in the Company's Proxy Statement, under Item 1 -- "Election of Directors," and is incorporated herein by reference.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  1.  FINANCIAL STATEMENTS

        The consolidated financial statements listed in the accompanying index to financial statements and financial statement schedule are filed or incorporated by reference as part of this annual report on Form 10-K.

     2. FINANCIAL STATEMENT SCHEDULE

        The financial statement schedule listed in the accompanying index to financial statements and financial statement schedule is filed as part of this annual report on Form 10-K.

     3. EXHIBITS

        The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

(B) Report on Form 8-K was filed on August 13, 1996. The report contains the Company's financial statements for the period ended July 28, 1996, as attached to its press release dated August 13, 1996.

                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                                  (ITEM 14(A))

                                                                                  ANNUAL REPORT
                            (1) Financial Statements                               PAGE NUMBER
                                                                                  -------------
     Consolidated Statements of Operations for the Fiscal Years ended October
      27, 1996, October 29, 1995 and October 30, 1994...........................     31
     Consolidated Balance Sheets at October 27, 1996 and October 29, 1995.......     32
     Consolidated Statements of Cash Flows for the Fiscal Years ended October
      27, 1996, October 29, 1995 and October 30, 1994...........................     33
     Notes to Consolidated Financial Statements.................................    34-48
     Report of Independent Accountants..........................................     50

                                                                                    FORM 10-K
                        (2) Financial Statement Schedule                           PAGE NUMBER
                                                                                  -------------
     Report of Independent Accountants on Financial Statement Schedule..........     22
     Schedule II -- Valuation and Qualifying Accounts...........................     23

     Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

     The consolidated financial statements listed in the above index that are included in the Company's Annual Report to Stockholders are hereby incorporated by reference. With the exception of the pages listed in the above index and the portion of such report referred to in items 1, 5, 6, 7 and 8 of this Form 10-K, the 1996 Annual Report to Stockholders is not to be deemed filed as part of this report.

                               INDEX TO EXHIBITS

     These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

   2.1  Agreement and Plan of Merger, by and among Applied Materials, Inc., Orion Corp. I, and Opal, Inc. dated as of November 24, 1996.
   2.2  Stock Purchase Agreement dated as of November 24, 1996 by and among Applied
        Materials, Inc., Orbot Instruments, Ltd. and the Stockholders of Orbot Instruments,
        Ltd.
  3(i)  Certificate of Incorporation of Applied Materials, Inc., a Delaware corporation, as amended to March 18, 1996.
 3(ii)  Bylaws of Applied Materials, Inc., as amended to December 13, 1996.
   4.1  Rights Agreement, dated as of June 14, 1989, between Applied Materials, Inc. and Bank of America NT&SA, as Rights Agent, including Form of Right Certificate and the Form of Summary of Rights to Purchase Common Stock, previously filed with the Company's report on Form 8-K dated June 14, 1989, and incorporated herein by reference.
   4.2  Form of Indenture (including form of debt security) dated as of August 24, 1994 between Applied Materials, Inc. and Harris Trust Company of California, as Trustee,
        previously filed with the Company's Form 8-K on August 17, 1994, and incorporated herein by reference.
  10.1  The 1976 Management Stock Option Plan, as amended to October 5, 1993, previously filed with the Company's Form 10-K for fiscal year 1993, and incorporated herein by reference.
  10.2  Applied Materials, Inc., Supplemental Income Plan, as amended, including
        Participation Agreements with James C. Morgan, Walter Benzing, and Robert Graham, previously filed with the Company's Form 10-K for fiscal year 1981, and incorporated herein by reference.
  10.3  Amendment to Supplemental Income Plan, dated July 20, 1984, previously filed with the
        Company's Form 10-K for fiscal year 1984, and incorporated herein by reference.
  10.4  The Applied Materials Employee Financial Assistance Plan, previously filed with the
        Company's definitive Proxy Statement in connection with the Annual Meeting of
        Shareholders held on March 5, 1981, and incorporated herein by reference.
  10.5  The 1985 Stock Option Plan for Non-Employee Directors, previously filed with the
        Company's Form 10-K for fiscal year 1985, and incorporated herein by reference.
  10.6  Amendment 1 to the 1985 Stock Option Plan for Non-Employee Directors dated June 14,
        1989, previously filed with the Company's Form 10-K for fiscal year 1989, and incorporated herein by reference.

  10.7  Applied Materials, Inc. Supplemental Income Plan as amended to December 15, 1988, including participation agreement with James C. Morgan, previously filed with the
        Company's Form 10-K for fiscal year 1988, and incorporated herein by reference.
  10.8  License agreement dated January 1, 1992 between the Company and Varian Associates,
        Inc., previously filed with the Company's Form 10-K for fiscal year 1992, and incorporated herein by reference.
  10.9  Amendment dated December 9, 1992 to Applied Materials, Inc. Supplemental Income Plan
        dated June 4, 1981 (as amended to December 15, 1988), previously filed with the
        Company's Form 10-K for fiscal year 1993, and incorporated herein by reference.
 10.10  The Applied Materials, Inc. Executive Deferred Compensation Plan dated July 1, 1993 and as amended on September 2, 1993, previously filed with the Company's Form 10-Q for the quarter ended August 1, 1993, and incorporated herein by reference.
 10.11  Joint Venture Agreement between Applied Materials, Inc. and Komatsu Ltd. dated
        September 14, 1993 and exhibits thereto, previously filed with the Company's Form
        10-K for fiscal year 1993, and incorporated herein by reference. (Confidential treatment has been requested for certain portions of the agreement)
 10.12  $125,000,000 Credit agreement dated as of September 8, 1994 between Applied Materials and a group of seven banks, previously filed with the Company's Form 10-K for fiscal year 1994, and incorporated herein by reference.
 10.13  Amendment No. 2 to Applied Materials, Inc. 1985 Stock Option Plan for Non-Employee
        Directors, dated September 10, 1992, previously filed with the Company's Form 10-K for fiscal year 1993, and incorporated herein by reference.
 10.14  Amendment No. 3 to Applied Materials, Inc. 1985 Stock Option Plan for Non-Employee
        Directors, dated October 5, 1993, previously filed with the Company's Form 10-K for fiscal year 1993, and incorporated herein by reference.
 10.15  Amendment No. 2 to the Applied Materials, Inc. Executive Deferred Compensation Plan,
        dated May 9, 1994, previously filed with the Company's Form 10-Q for the quarter ended May 1, 1994, and incorporated herein by reference.
 10.16  Amendment No. 4 to Applied Materials, Inc. 1985 Stock Option Plan for Non-Employee
        Directors, dated December 8, 1993, previously filed with the Company's Form 10-Q for the quarter ended May 1, 1994, and incorporated herein by reference.

 10.17  Applied Komatsu Technology, Inc. 1994 Executive Incentive Stock Purchase Plan,
        together with forms of Promissory Note, 1994 Executive Incentive Stock Purchase
        Agreement, Loan and Security Agreement, previously filed with the Company's Form 10-Q for the quarter ended July 31, 1994, and incorporated herein by reference.
 10.18  The Applied Materials, Inc. 1995 Equity Incentive Plan, dated April 5, 1995, previously filed with the Company's Form 10-Q for the quarter ended April 30, 1995, and incorporated herein by reference.
 10.19  The Applied Materials, Inc. Senior Executive Bonus Plan, dated September 23, 1994, previously filed with the Company's Form 10-Q for the quarter ended April 30, 1995, and incorporated herein by reference.
 10.20  The Applied Materials, Inc. Executive Deferred Compensation Plan, as amended and restated on April 1, 1995, previously filed with the Company's Form 10-Q for the quarter ended April 30, 1995, and incorporated herein by reference.
 10.21  Employment Agreement with James Bagley, dated August 15, 1995, previously filed with the Company's Form 10-Q for the quarter ended July 30, 1995, and incorporated herein by reference.
 10.22  Applied Materials, Inc. Medium-Term Notes, Series A Distribution Agreement, dated
        August 24, 1995, and incorporated herein by reference.
 10.23  Amendment No. 1 To Credit Agreement, dated February 12, 1996.
 10.24  Amendment to Employment Agreement with James Bagley, dated May 17, 1996, previously filed with the Company's Form 10-Q for the quarter ended July 28, 1996, and incorporated herein by reference.
  12.1  Ratio of Earnings to Fixed Charges
    13  Applied Materials 1996 Annual Report for the fiscal year ended October 27, 1996 (to the extent expressly incorporated by reference)
    21  Subsidiaries of Applied Materials, Inc.
    23  Consent of Independent Accountants
    24  Power of Attorney
    27  Financial Data Schedule: filed electronically.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          APPLIED MATERIALS, INC.

                                          By /s/ JAMES C. MORGAN
                                            ------------------------------------
                                            James C. Morgan
                                            Chairman of the Board and
                                            Chief Executive Officer

Dated: January 23, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                       TITLE                        DATE
                                         ---------------------------------    -----------------

/s/ JAMES C. MORGAN                      Chairman of the Board and             January 23, 1997
-------------------------------------    Chief Executive Officer
James C. Morgan

/s/ GERALD F. TAYLOR                     Senior Vice President and             January 23, 1997
-------------------------------------    Chief Financial Officer
Gerald F. Taylor                         (Principal Financial Officer

/s/ MICHAEL K. O'FARRELL                 Vice President and Corporate          January 23, 1997
-------------------------------------    Controller (Principal
Michael K. O'Farrell                     Accounting Officer)

Directors:

James C. Morgan                          Director                              January 23, 1997

Dan Maydan*                              Director

Michael H. Armacost*                     Director

Herbert M. Dwight, Jr.*                  Director

George B. Farnsworth*                    Director

Philip V. Gerdine*                       Director

Tsuyoshi Kawanishi*                      Director

Paul R. Low*                             Director

Alfred J. Stein*                         Director

*By /s/ JAMES C. MORGAN                                                        January 23, 1997
    ---------------------------------
    James C. Morgan,
    Attorney-in-Fact**

**By authority of powers of attorney filed herewith.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Applied Materials, Inc.

     Our audits of the consolidated financial statements referred to in our report dated November 20, 1996 appearing on page 50 of the 1996 Annual Report to Stockholders of Applied Materials, Inc., (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PRICE WATERHOUSE LLP
----------------------------------
Price Waterhouse LLP

San Jose, California
November 20, 1996

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (IN THOUSANDS)

                                                   BALANCE AT     ADDITIONS-                     BALANCE
                                                   BEGINNING       CHARGED       DEDUCTIONS-     AT END
                                                    OF YEAR       TO INCOME      RECOVERIES      OF YEAR
                                                   ----------     ----------     -----------     -------
As of:
October 27, 1996.................................    $3,017         $1,548          $(396)       $ 4,169
October 29, 1995.................................    $1,089         $2,138          $(210)       $ 3,017
October 30, 1994.................................    $  487         $  875          $(273)       $ 1,089