Form 10-Q
period 1997-01-26
APPLIED MATERIALS INC /DE
filed 1997-03-12
CIK 6951

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

  (MARK ONE)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended JANUARY 26, 1997   or


     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________  to  _______________

      Commission file number   0-6920

                            APPLIED MATERIALS, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                           94-1655526
-------------------------------------------------------------------------------
 (State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)           Identification No.)

3050 Bowers Avenue, Santa Clara, California       95054-3299
-------------------------------------------------------------------------------
Address of principal executive offices            (Zip Code)

Registrant's telephone number, including area code       (408) 727-5555
                                                  -----------------------------

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

Number of shares outstanding of the issuer's common stock as of January 26, 1997: 181,086,654

PART I.  FINANCIAL INFORMATION



                            APPLIED MATERIALS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended
                                                                                Jan. 26,                Jan. 28,
(In thousands, except per share amounts)                                         1997                     1996
-----------------------------------------------------------------------------------------------------------------
Net sales                                                                      $  835,776              $1,040,580
Cost of products sold                                                             464,120                 543,780
                                                                               ----------              ----------
Gross margin                                                                      371,656                 496,800

Operating expenses:
    Research, development and engineering                                         116,492                 110,352
    Marketing and selling                                                          66,271                  77,282
    General and administrative                                                     59,608                  49,555
    Acquired in-process research and development                                   59,500                       -
                                                                               ----------              ----------
Income from operations                                                             69,785                 259,611

Interest expense                                                                    5,800                   5,168
Interest income                                                                    13,557                   9,597
                                                                               ----------              ----------

Income from consolidated companies before taxes                                    77,542                 264,040
Provision for income taxes                                                         47,965                  92,414
                                                                               ----------              ----------

Income from consolidated companies                                                 29,577                 171,626
Equity in net income/(loss) of joint venture                                            -                       -
                                                                               ----------              ----------

Net income                                                                     $   29,577              $  171,626
                                                                               ----------              ----------

Earnings per share                                                             $     0.16              $     0.93
                                                                               ----------              ----------

Average common shares and equivalents                                             185,432                 184,001
-----------------------------------------------------------------------------------------------------------------







     See accompanying notes to consolidated condensed financial statements.

                            Applied Materials, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS*

-------------------------------------------------------------------------------------------------------------------
                                                                             Jan. 26,                 Oct. 27,
(In thousands)                                                                1997                      1996
-------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
   Cash and cash equivalents                                              $    369,358              $    403,888
   Short-term investments                                                      697,081                   633,744
   Accounts receivable, net                                                    765,569                   822,384
   Inventories                                                                 441,681                   478,552
   Deferred income taxes                                                       279,254                   281,586
   Other current assets                                                         67,264                    72,915
                                                                          ------------              ------------
Total current assets                                                         2,620,207                 2,693,069

Property, plant and equipment, net                                             912,729                   919,038
Other assets                                                                   245,549                    25,880
                                                                          ------------              ------------
Total assets                                                              $  3,778,485              $  3,637,987
                                                                          ------------              ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                          $     35,787              $     77,522
   Current portion of long-term debt                                             7,585                    22,640
   Accounts payable and accrued expenses                                       826,259                   791,897
   Income taxes payable                                                        133,347                    43,168
                                                                          ------------              ------------
Total current liabilities                                                    1,002,978                   935,227

Long-term debt                                                                 233,677                   275,485
Deferred income taxes and other non-current obligations                        109,636                    56,850
                                                                          ------------              ------------
Total liabilities                                                            1,346,291                 1,267,562
                                                                          ------------              ------------

Stockholders' equity:
   Common stock                                                                  1,811                     1,802
   Additional paid-in capital                                                  798,528                   763,376
   Retained earnings                                                         1,629,141                 1,599,564
   Cumulative translation adjustments                                            2,714                     5,683
                                                                          ------------              ------------
Total stockholders' equity                                                   2,432,194                 2,370,425
                                                                          ------------              ------------

Total liabilities and stockholders' equity                                $  3,778,485              $  3,637,987
                                                                          ------------              ------------

* Amounts as of January 26, 1997 are unaudited. Amounts as of October 27, 1996 were obtained from the October 27, 1996 audited financial statements.

      See accompanying notes to consolidated condensed financial statements.

                            APPLIED MATERIALS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


------------------------------------------------------------------------------------------------------------------
                                                                                       Three Months Ended
                                                                                 Jan. 26,                Jan. 28,
(In thousands)                                                                    1997                     1996
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
       Net income                                                            $    29,577               $   171,626
       Adjustments required to reconcile
          net income to cash provided by operations:
          Acquired in-process research & development                              59,500                         -
          Deferred taxes                                                           4,192                       258
          Depreciation and amortization                                           48,507                    29,724
          Equity in net income/(loss) of joint venture                                 -                         -
          Changes in assets and liabilities, net of amounts acquired:
             Accounts receivable                                                  69,393                  (127,742)
             Inventories                                                          58,157                   (55,111)
             Other current assets                                                 10,321                    14,692
             Other assets                                                           (141)                   (1,399)
             Accounts payable and accrued expenses                                 9,615                   108,956
             Income taxes payable                                                 90,438                    12,304
             Other non-current obligations                                         6,509                    11,560
                                                                             -----------               -----------
       Cash provided by operations                                               386,068                   164,868
                                                                             -----------               -----------

       Cash flows from investing activities:
          Capital expenditures, net of retirements                               (30,665)                 (117,746)
          Cash paid for acquisitions, net of cash acquired                      (246,365)                        -
          Proceeds from sales of short-term investments                           83,976                   104,962
          Purchases of short-term investments                                   (147,313)                 (167,200)
                                                                             -----------               -----------
       Cash used for investing                                                  (340,367)                 (179,984)
                                                                             -----------               -----------

       Cash flows from financing activities:
          Short-term debt activity, net                                          (44,508)                     (574)
          Long-term debt activity, net                                           (53,819)                    3,660
          Common stock transactions, net                                          18,014                    (7,007)
                                                                             -----------               -----------
       Cash used for financing                                                   (80,313)                   (3,921)
                                                                             -----------              ------------

       Effect of exchange rate changes on cash                                        82                        72
                                                                             -----------               -----------

       Decrease in cash and cash equivalents                                     (34,530)                  (18,965)
       Cash and cash equivalents - beginning of period                           403,888                   285,845
                                                                             -----------               -----------
       Cash and cash equivalents - end of period                             $   369,358               $   266,880
------------------------------------------------------------------------------------------------------------------

For the three months ended January 26, 1997, cash payments for interest were $1,841 and net income tax refunds were $40,734. For the three months ended January 28, 1996, cash payments for interest and income taxes were $897 and $61,351, respectively.



     See accompanying notes to consolidated condensed financial statements.

                            APPLIED MATERIALS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                      THREE MONTHS ENDED JANUARY 26, 1997
                                 (IN THOUSANDS)


1)       Basis of Presentation

         In the opinion of management, the unaudited consolidated condensed financial statements included herein have been prepared on a consistent basis with the October 27, 1996 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These interim financial statements should be read in conjunction with the October 27, 1996 audited consolidated financial statements and notes thereto.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2)       Acquisitions

         During the first quarter of fiscal 1997, the Company acquired two companies (Opal, Inc. and Orbot Instruments, Ltd.) in separate transactions for approximately $293 million, consisting primarily of cash. Opal, Inc. ("Opal") is a supplier of CD- SEM (critical dimension scanning electron microscope) systems for use in semiconductor manufacturing. Orbot Instruments, Ltd. ("Orbot") supplies wafer and reticle inspection systems for use in the production of semiconductors. The acquisitions were completed by the early part of January 1997, and have been accounted for using the purchase method of accounting; accordingly, the Company's consolidated results of operations for the quarter include the operating results of Opal and Orbot subsequent to their acquisition dates.

         In connection with the acquisitions, the Company incurred a $59.5 million pre-tax charge, or $0.32 per share after tax, for acquired in-process research and development. The Company also recorded approximately $219 million of net intangible assets (see note 5) and $46 million of deferred tax liabilities. With the exception these items, the Company's financial condition and results of operations for the quarter ended January 26, 1997 were not materially impacted by the acquisitions.

         The Company's pro forma net sales, income from operations, net income and earnings per share, assuming the acquisitions occurred at the beginning of the quarter, would not have been materially different from the actual amounts reported for the quarter.

3)       Earnings Per Share

         Earnings per share has been computed using the weighted average number of common shares and equivalents outstanding during the period.

4)       Inventories

         Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows:

                                                    January 26, 1997                    October 27, 1996
                                                    ----------------                    ----------------
          Customer service spares                     $   178,376                          $   182,320
          Systems raw materials                            64,243                               70,959
          Work-in-process                                 144,778                              140,964
          Finished goods                                   54,284                               84,309
                                                      -----------                          -----------
                                                      $   441,681                          $   478,552
                                                      ===========                          ===========

5)       Other Assets

         The components of other assets are as follows:

                                                    January 26, 1997                    October 27, 1996
                                                    ----------------                    ----------------
          Purchased technology, net                   $   204,255                          $         -
          Goodwill, net                                    14,844                                    -
          Other                                            26,450                               25,880
                                                      -----------                          -----------
                                                      $   245,549                          $    25,880
                                                      ===========                          ===========


         Purchased technology and goodwill are presented at cost, net of accumulated amortization, and are being amortized using the straight-line method over their estimated useful lives of eight years. The Company will periodically analyze these assets to determine whether an impairment in carrying value has occurred.

6)       Accounts Payable and Accrued Expenses

         The components of accounts payable and accrued expenses are as follows:

                                                    January 26, 1997                    October 27, 1996
                                                    ----------------                    ----------------
          Accounts payable                            $   207,190                          $   192,607
          Compensation and benefit                        135,475                              170,881
          Installation and warranty                       187,260                              187,873
          Other                                           296,334                              240,536
                                                      -----------                          -----------
                                                      $   826,259                          $   791,897
                                                      ===========                          ===========

7)       Early Retirement of Debt

         During the first quarter of fiscal 1997, the Company repaid its unsecured senior notes prior to their scheduled maturities. The noteholders received approximately $56 million, representing principal, accrued interest and prepayment charges, on December 19, 1996. The prepayment charge was not material.

                            APPLIED MATERIALS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


         ACQUISITIONS

         During the first quarter of fiscal 1997, the Company acquired Opal, Inc. ("Opal") and Orbot Instruments, Ltd. ("Orbot") in separate transactions for approximately $293 million, consisting primarily of cash. Opal is a supplier of CD-SEM (critical dimension scanning electron microscope) systems for use in semiconductor manufacturing. Orbot supplies wafer and reticle inspection systems for use in the production of semiconductors. These acquisitions marked the Company's entry into the metrology and inspection semiconductor equipment markets. The acquisitions were completed by the early part of January 1997, and have been accounted for using the purchase method of accounting; accordingly, the Company's consolidated results of operations for the quarter include the operating results of Opal and Orbot subsequent to their acquisition dates. In connection with the acquisitions, the Company recorded a one-time, pre-tax charge of $59.5 million, or $0.32 per share after tax, for acquired in-process research and development. With the exception of this charge, the acquisitions did not materially impact the Company's results of operations for the first fiscal quarter of 1997.

         RESULTS OF OPERATIONS

         During the latter half of the Company's fiscal 1996, the semiconductor industry began a period of transition during which sharply lower memory device prices and excess production capacity caused the Company's customers to reduce their purchases of semiconductor manufacturing equipment and push out delivery of previously ordered systems. The Company's results of operations for the last two quarters of fiscal 1996 and the first quarter of fiscal 1997 were negatively impacted by this transition. However, in the first quarter of fiscal 1997, new orders received by the Company of $905 million exceeded revenues for the quarter, and also exceeded new orders of $683 million received in the fourth quarter of fiscal 1996. The Company expects that quarterly revenues will grow modestly during the remainder of fiscal 1997, and that new orders will exceed revenues for the remainder of fiscal 1997.

         New orders of $905 million were received during the first quarter of fiscal 1997, versus new orders of $683 million in the fourth quarter of fiscal 1996. The significant increase in new orders resulted from selected strategic purchases by customers in Japan, Korea and Taiwan of the Company's leading-edge technology in multi-level interconnect
         structures.   North America new orders decreased to $252 million from
         $288 million; Europe decreased to $94 million from $115 million; Japan increased to $214 million from $175 million; Korea increased to $135 million from $35 million; and Asia-Pacific (Taiwan, China and Southeast Asia) increased to $210 million from $70 million. Backlog at January 26, 1997 was $1,448 million, versus $1,423 million at October 27, 1996.

         The Company's net sales for the three months ended January 26, 1997 decreased 19.7 percent from the corresponding period of fiscal 1996. Sales in all regions except Asia-Pacific decreased in the first quarter of fiscal 1997 when compared to sales in the corresponding period of fiscal 1996. Sales by region as a percentage of total sales were as follows:


                                             Three Months Ended
                                          Jan. 26,          Jan. 28,
                                            1997              1996
                                        ------------------------------
              North America                 35%               38%
              Europe                        24%               21%
              Japan                         15%               21%
              Korea                          6%                8%
              Asia-Pacific                  20%               12%
                                            ---               ---
                                           100%              100%

         The Company's gross margin for the first quarter of fiscal 1997 was
         44.5 percent, compared to 47.7 percent for the corresponding quarter of fiscal 1996. This decrease can be attributed primarily to reduced business volume and product pricing pressures associated with reduced demand for semiconductor manufacturing equipment.

         Excluding acquired in-process research and development costs incurred in connection with the acquisitions of Opal and Orbot, operating expenses as a percentage of sales for the three months ended January 26, 1997 were 29.0 percent, versus 22.8 percent for the three months ended January 28, 1996. This increase is primarily attributable to reduced business volume, research and development costs for 300mm wafer technology and costs incurred for the protection of intellectual property rights.

         Significant operations of the Company are conducted in foreign currencies, primarily Japanese yen. Forward exchange contracts and options are purchased to hedge certain existing firm commitments and foreign currency denominated transactions expected to occur during the next year. Gains and losses on hedge contracts are reported in income when the related transactions being hedged are recognized. Because the impact of movements in currency exchange rates on foreign exchange contracts generally offsets the related impact on the underlying items being hedged, these financial instruments are not expected to subject the Company to risks that would otherwise result from changes in currency exchange rates. Exchange gains and losses did not have a significant effect on the Company's results of operations for the three months ended January 26, 1997 or January 28, 1996.

         The Company's effective income tax rate for the first quarter of fiscal 1997 was higher than the expected rate of 35 percent, due to the non-deductible nature of the $59.5 million acquisition related charge discussed above. Management anticipates that the Company's effective income tax rate for the remainder of fiscal 1997 will be 35 percent.

         The Company's results of operations for the three months ended January 26, 1997 are not necessarily indicative of future operating results.

         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial condition remained strong at January 26, 1997, with a ratio of current assets to current liabilities of 2.6:1, compared to 2.9:1 at October 27, 1996. The Company ended the quarter with cash and short-term investments of $1.1 billion, slightly above the amount at the end of fiscal 1996, despite significant outflows related to the aforementioned acquisitions and early retirement of certain debt. This can be attributed primarily to the Company's continued focus on asset management, which, excluding assets acquired in connection with the acquisitions, resulted in decreases in accounts receivable and inventories of 9.8 percent and 12.6 percent, respectively.

         The Company generated $386 million of cash from operations in the first quarter of fiscal 1997. This resulted primarily from net income (plus non-cash charges for depreciation, amortization and acquired in-process research and development) of $138 million, decreases in accounts receivable and inventory of $69 million and $58 million, respectively, and an increase in income taxes payable of $90 million.

         Cash used for investing activities of $340 million was primarily for acquisitions ($246 million, net of cash acquired), net purchases of short-term investments ($63 million) and net property, plant and equipment acquisitions ($31 million).

         Cash used for financing activities of $80 million was primarily for the early retirement of certain long-term debt and net short-term debt repayments.

         At January 26, 1997, the Company's principal sources of liquidity consisted of $1,066 million of cash, cash equivalents and short-term investments, $194 million of unissued notes registered under the Company's medium-term note program and $340 million of available credit facilities. The Company's liquidity is affected by many factors, some of which are based on the normal on-going operations of the business, and others of which relate to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with existing sources of liquidity, will be sufficient to satisfy the Company's liquidity requirements for the remainder of the fiscal year.

         Capital expenditures are expected to approximate $250 million in fiscal 1997. This amount includes funds for the continuation and completion of facilities improvement and investments in demonstration and test equipment, information systems and other capital equipment.

         As of January 26, 1997, the Company is authorized to repurchase additional shares of its common stock in the open market through February 1999 in amounts that will substantially offset the dilution resulting from its stock-based employee benefit and incentive plans. No shares were repurchased in the first quarter of fiscal 1997.

         TRENDS, RISKS AND UNCERTAINTIES

         The semiconductor industry has historically been cyclical and subject to periodic downturns associated with changes in supply and demand. During 1996, the semiconductor industry weakened, principally as a result of excess memory capacity and significant memory price reductions. This excess capacity and weakness in memory pricing in turn led to product pricing pressures and reduced demand for the Company's products and services. The Company's ability to predict customer investment decisions is impaired by the continuing uncertainty within the semiconductor industry. It is possible that a continued industry downturn and further reductions or delays in semiconductor manufacturers' capital spending and investment could further increase pricing pressures, decrease orders, and adversely affect the Company's revenue and operating results.

         The Company ended the quarter with a backlog of approximately $1,448 million as of January 26, 1997, consistent with approximately $1,423 million as of October 27, 1996. The Company schedules production of its systems based upon order backlog and customer commitments. The backlog includes orders for which written authorizations have been accepted and shipment dates within 12 months have been assigned. During the current industry downturn, semiconductor manufacturers have rescheduled or canceled certain orders. Due to possible customer changes in delivery schedules and cancellation of orders, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period could adversely affect the Company's results of operations.

         The Company's results of operations are subject to significant fluctuations from period to period, in part because of the cyclical nature of the semiconductor industry and its changes in supply and demand. Moreover, each region in the global semiconductor equipment market exhibits unique characteristics which cause capital equipment investment patterns to vary from period to period. While international markets provide the Company with significant growth opportunities, periodic economic downturns, trade balance issues, political instability and fluctuations in interest and foreign currency exchange rates are all risks which could affect global product and service demand. Although the Company actively manages its exposure to changes in foreign currency exchange rates, there can be no assurance that future changes in foreign currency exchange rates will not have a material effect on its results of operations or financial condition.

         The Company operates in a highly competitive industry characterized by increasingly rapid technological changes. The Company's competitive advantage and future success are therefore dependent on its ability to develop new products, to qualify these new products with its customers, to successfully introduce these products to the marketplace on a timely basis, to commence production to meet customer demands and to develop new markets in the semiconductor industry for its products and services. The successful introduction of new technology and products is increasingly difficult. If the Company is unable, for whatever reason, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, its results of operations could be adversely impacted.

         To better address the issues and opportunities presented by the industry downturn that began in 1996, the Company has implemented a number of programs to reduce costs and improve productivity, primarily through increased manufacturing efficiencies, reduced cycle times and material cost reductions. The inability to satisfactorily achieve the goals of these cost reduction and productivity programs could adversely affect the Company's results of operations.

         The Company has entered the metrology and inspection semiconductor equipment market with its acquisitions of Opal and Orbot. If the Company is, for any reason, unable to successfully integrate these two companies within the desired time frame, the results of its operations could be adversely affected.

         The Company is currently involved in litigation regarding patents and other intellectual property rights and could become involved in additional litigation in the future. In the normal course of business, the Company from time to time receives and makes inquiries with regard to possible patent infringement. There can be no assurance about the outcome of current or future litigation or patent infringement inquiries.

         When used in this Management's Discussion and Analysis, the words "anticipate," "estimate," "expect" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, delays (especially in the personal computer market) in increased demand for semiconductors, which could result in delayed or reduced equipment purchases by the Company's customers; continuation of semiconductor device price declines; product pricing pressures and other challenges from the Company's competition; insufficient Company cost reduction programs; and the inability of the Company to assimilate the two companies it acquired during the first quarter of fiscal 1997. The Company undertakes no obligation to update the information, including the forward-looking statements, in this Form 10-Q.

         PART II  OTHER INFORMATION

         Item 1. Legal Proceedings

         In the first of two lawsuits filed by the Company, captioned Applied Materials, Inc. v. Advanced Semiconductor Materials America, Inc., Epsilon Technology, Inc. (doing business as ASM Epitaxy) and Advanced Semiconductor Materials International N.V. (collectively "ASM") (case no. C-91-20061-RMW), Judge William Ingram of the United States District Court for the Northern District of California ruled on April 26, 1994 that ASM's Epsilon I epitaxial reactor infringed three of the Company's United States patents and issued an injunction against ASM's use or sale of the atmospheric versions of ASM Epsilon I in the United States. On October 28, 1996, the U.S. Court of Appeals for the Federal Circuit decided ASM's appeal of this decision, affirming the trial court's judgment that one of the Company's patents is valid and infringed. A permanent injunction is now effective which prohibits ASM's use and sale of its epitaxial reactors in the United States.
         The trial of the Company's second patent infringement lawsuit against ASM, captioned Applied Materials, Inc. v. ASM (case no. C-92-20643-RMW), was concluded before Judge Whyte in May 1995. On November 1, 1995, the Court issued its judgment holding that two of the Company's United States patents were valid and infringed by reduced pressure versions of ASM's Epsilon I epitaxial reactors. ASM appealed this decision. On December 17, 1996, the U.S. Court of Appeals for the Federal Circuit rejected ASM's appeal, and affirmed the District Court's ruling. A permanent injunction was entered on March 7, 1996 prohibiting ASM's manufacture, use or sale of reduced pressure versions of its Epsilon I epitaxial reactors within the United States. Trial in the District Court has been set for July 28, 1997 to determine ASM's liability, damages and willfulness, for both case no. C- 91-20061-RMW and C-92-20643-RMW.

         In a separate lawsuit filed by ASM against the Company involving one patent relating to the Company's single wafer epitaxial product line, captioned ASM America, Inc. v. Applied Materials, Inc. (case no. C-93-20853-RMW), the Court granted three motions for summary judgment in favor of the Company which eliminate the Company's liability on this patent. ASM has not indicated whether it intends to appeal this matter. The Company's counterclaims against ASM for inequitable conduct were tried by the Court in July 1996. The Company is awaiting a decision. A separate action severed from ASM's case, captioned ASM America, Inc. v. Applied Materials, Inc. (case no. C-95-20169-RMW), involves one United States patent which relates to the Company's Precision 5000 product. A previously set trial date has been vacated; no trial date is currently set. In these cases, ASM seeks injunctive relief, damages and such other relief as the Court may find appropriate.

         Further, the Company has filed a Declaratory Judgment action against ASM, captioned Applied Materials, Inc. v. ASM (case no. C-95-20003-RMW), requesting that an ASM United States patent be held invalid and not infringed by the Company's single wafer epitaxial product line. No trial date has been set. On April 10, 1996, the Court denied ASM's motion for summary judgment and granted the Company's motion for summary judgment finding several independent grounds why the Company's reactors do not literally infringe ASM's patent. With this ruling, the Company's liability has been substantially eliminated on this patent. ASM has not indicated whether it intends to appeal this decision. On July 7, 1996, ASM filed a lawsuit, captioned ASM America, Inc. v. Applied Materials, Inc. (case no. C95-20586-RMW), concerning alleged infringement of a United States patent by susceptors in chemical vapor deposition chambers. Discovery is proceeding, and no trial date has been set.

         On January 13, 1997, the Company filed a patent infringement suit against ASM's newly announced Epsilon 2000 reactor. Discovery has not yet commenced.

         In September 1994, General Signal Corporation filed a lawsuit against the Company (case no. 94-461-JJF) in the United States District Court, District of Delaware. General Signal alleges that the Company infringes five of General Signal's United States patents by making, using, selling or offering for sale multi-chamber wafer fabrication equipment, including for example, the Precision 5000 series machines. General Signal seeks an injunction, multiple damages and costs, including reasonable attorneys' fees and interest, and such other relief as the court may deem appropriate. This lawsuit is currently in active discovery and pre-trial preparation. A previously set trial date has been vacated; no trial date is currently set.

         In January 1995, the Company filed a lawsuit against Novellus Systems, Inc. in the United States District Court, Northern District of California (case no. C-95-0243-MMC). This lawsuit alleges that Novellus' Concept One, Concept Two, and Maxxus F TEOS systems infringe the Company's United States patent relating to the TEOS-based, plasma enhanced CVD process for silicon oxide deposition. The lawsuit seeks an injunction, damages and costs, including reasonable attorneys' fees and interest, and such other relief as the court may deem appropriate. Damages and counterclaims have been bifurcated for separate trial. A jury trial is scheduled for March 24, 1997 before Judge Charles A. Legge. The Court recently ruled on a number of substantive motions finding, on the issues raised, that the Company's patent in suit is valid and definite. On September 15, 1995, the Company filed another lawsuit against Novellus alleging that Novellus' then newly announced blanket tungsten interconnect process infringes the Company's United States patent relating to a tungsten CVD process. The Company also sought a declaration that a Novellus United States patent for a gas purge mechanism is not infringed by the Company and/or is invalid. Novellus answered by denying the allegations and counterclaimed by alleging that the Company's systems infringe Novellus' United States patents concerning gas purge and gas debubbler mechanisms. Novellus also filed a separate lawsuit as a plaintiff before the same court which contains the same claims as those stated in Novellus' defense of the Company's lawsuit. Both cases have been assigned to Judge Legge. Discovery has commenced, and trial which had been scheduled for August 1997 has been postponed and will be rescheduled.

         As a result of the Company's acquisition of Orbot, the Company is involved in a lawsuit captioned KLA Instruments Corporation v. Orbot (case no. C93-20886-JW) in the United States District Court, Northern District of California, alleging infringement of one patent regarding equipment for the inspection of masks or reticles, and seeking an injunction, damages and such other relief as the Court may find appropriate. There has been discovery, but no trial date has been set.

         In the normal course of business, the Company from time to time receives and makes inquiries with regard to possible patent infringement. Management believes that it has meritorious defenses and intends to vigorously pursue these matters.

  Item 5.    Other Information

  The ratio of earnings to fixed charges for the three months ended January 26, 1997 and January 28, 1996, and for each of the last five fiscal years, was as follows:

                Three Months Ended
              -----------------------                           Fiscal Year
              Jan. 26,       Jan. 28,        ---------------------------------------------------
                1997           1996           1996       1995       1994       1993        1992
                ----           ----           ----       ----       ----       ----        ----
                7.56x         23.33x         20.14x     21.25x     13.37x      7.61x       3.63x
                =====         ======         ======     ======     ======      =====       =====


  Item 6.    Exhibits and Reports on Form 8-K

             a)  Exhibits are numbered in accordance with the Exhibit Table of
                 Item 601 of Regulation S-K:

                  2.1 Agreement and Plan of Merger, by and among Applied Materials, Inc., Orion Corp. I, and Opal, Inc. dated as of November 24, 1996, previously filed with the Company's Annual Report on Form 10-K for the year ended October 27, 1996, and incorporated herein by reference.

                   2.2 Stock Purchase Agreement dated as of November 24, 1996 by and among Applied Materials, Inc., Orbot Instruments, Ltd. and the Stockholders of Orbot Instruments, Ltd., previously filed with the Company's Annual Report on Form 10-K for the year ended October 27, 1996, and incorporated herein by reference.

                 3(ii) Bylaws of Applied Materials, Inc., as amended to December 13, 1996, previously filed with the Company's Annual Report on Form 10-K for the year ended October 27, 1996, and incorporated herein by reference.

                  27.0  Financial Data Schedule: filed electronically

             b) Report on Form 8-K was filed on February 11, 1997. The report contained the Company's financial statements for the period ended January 26, 1997, as attached to its press release dated February 11, 1997.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         APPLIED MATERIALS, INC.




March 10, 1997                           By:  /s/ Gerald F. Taylor
                                            -----------------------------------
                                              Gerald F. Taylor
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)



                                         By:  /s/ Michael K. O'Farrell
                                            -----------------------------------
                                              Michael K. O'Farrell
                                              Vice President and
                                              Corporate Controller
                                              (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
  No.                              Document

 27.0                      Financial Data Schedule