Form 10-Q
period 1997-04-27
APPLIED MATERIALS INC /DE
filed 1997-06-12
CIK 6951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            (MARK ONE)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 27, 1997 or
                                                 --------------

   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _______________  to  _______________

   Commission file number   0-6920
                            ------

                              APPLIED MATERIALS, INC.
               (Exact name of registrant as specified in its charter)

   Delaware                                     94-1655526
--------------------------------------------------------------------------------
   (State or other jurisdiction                 (I.R.S. Employer
   of incorporation or organization)            Identification No.)

   3050 Bowers Avenue, Santa Clara, California  95054-3299
--------------------------------------------------------------------------------
   Address of principal executive offices       (Zip Code)

   Registrant's telephone number, including area code           (408) 727-5555
                                                                --------------

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

   Number of shares outstanding of the issuer's common stock as of April 27, 1997: 181,509,733

PART I.  FINANCIAL INFORMATION


                                 APPLIED MATERIALS, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                          Three Months Ended         Six Months Ended
--------------------------------------------------------------------------------------------
                                        April 27,   April 28,     April 27,    April 28,
(In thousands, except per share amounts)  1997        1996          1997         1996
--------------------------------------------------------------------------------------------
Net sales                             $  900,862   $1,127,855     $1,736,638   $2,168,435
Cost of products sold                    486,845      586,564        950,965    1,130,344
                                      ----------   ----------     ----------   ----------

Gross margin                             414,017      541,291        785,673    1,038,091

Operating expenses:
   Research, development and
      engineering                        131,973       124,918       248,465      235,270
   Marketing and selling                  74,965        80,587       141,236      157,869
   General and administrative             59,617        54,820       119,225      104,375
   Acquired in-process research and
      development                              -             -        59,500            -
                                      ----------    ----------    ----------   ----------

Income from operations                   147,462       280,966       217,247      540,577

Interest expense                           4,935         4,917        10,735       10,085
Interest income                           14,598         9,829        28,155       19,426
                                      ----------    ----------    ----------   ----------

Income from consolidated companies
   before taxes                          157,125       285,878       234,667      549,918
Provision for income taxes                54,994       100,057       102,959      192,471
                                      ----------    ----------    ----------   ----------
Income from consolidated companies       102,131       185,821       131,708      357,447
Equity in net income/(loss) of joint
   venture                                     -             -             -            -
                                      ----------    ----------    ----------   ----------

Net income                             $ 102,131    $  185,821    $  131,708   $  357,447
                                      ----------    ----------    ----------   ----------
Earnings per share                     $     .54    $     1.01    $      .71   $     1.94
                                      ----------    ----------    ----------   ----------
Average common shares and equivalents    187,899       183,699       186,762      183,921
-----------------------------------------------------------------------------------------

        See accompanying notes to consolidated condensed financial statements.

                              APPLIED MATERIALS, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS*

----------------------------------------------------------------------------------
                                                       April 27,          Oct. 27,
(In thousands)                                           1997               1996
----------------------------------------------------------------------------------

ASSETS

Current assets:
   Cash and cash equivalents                         $  202,660        $  403,888
   Short-term investments                               872,190           633,744
   Accounts receivable, net                             807,181           822,384
   Inventories                                          507,632           478,552
   Deferred income taxes                                278,352           281,586
   Other current assets                                  83,295            72,915
                                                     ----------        ----------
Total current assets                                  2,751,310         2,693,069

Property, plant and equipment, net                      900,041           919,038
Other assets                                            240,510            25,880
                                                     ----------        ----------
Total assets                                         $3,891,861        $3,637,987
                                                     ----------        ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                     $   19,892        $   77,522
   Current portion of long-term debt                      7,659            22,640
   Accounts payable and accrued expenses                875,808           791,897
   Income taxes payable                                 147,713            43,168
                                                     ----------        ----------
Total current liabilities                             1,051,072           935,227

Long-term debt                                          227,808           275,485
Deferred income taxes and other liabilities             107,601            56,850
                                                     ----------        ----------
Total liabilities                                     1,386,481         1,267,562
                                                     ----------        ----------

Stockholders' equity:
   Common stock                                           1,815             1,802
   Additional paid-in capital                           781,281           763,376
   Retained earnings                                  1,731,272         1,599,564
   Cumulative translation adjustments                    (8,988)            5,683
                                                     ----------        ----------
Total stockholders' equity                            2,505,380         2,370,425
                                                     ----------        ----------

Total liabilities and stockholders' equity           $3,891,861        $3,637,987
----------------------------------------------------------------------------------

* Amounts as of April 27, 1997 are unaudited. Amounts as of October 27, 1996 were obtained from the October 27, 1996 audited financial statements.

    See accompanying notes to consolidated condensed financial statements.

                              APPLIED MATERIALS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

-----------------------------------------------------------------------------------
                                                           Six Months Ended
                                                       April 27,          April 28,
(In thousands)                                           1997               1996
-----------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                         $ 131,708         $ 357,447
   Adjustments required to reconcile net income
     to cash provided by operations:
     Acquired in-process research & development          59,500                 -
     Deferred taxes                                       4,095             1,404
     Depreciation and amortization                      105,826            63,143
     Equity in net income/(loss) of joint venture             -                 -
     Changes in assets and liabilities, net of amounts
        acquired:
        Accounts receivable                              16,303          (228,277)
        Inventories                                     (15,243)         (136,132)
        Other current assets                             (7,303)           12,963
        Other assets                                       (317)           (2,047)
        Accounts payable and accrued expenses            68,807           139,295
        Income taxes payable                            106,458           (81,332)
        Other liabilities                                 5,284            10,325
                                                      ---------         ---------
Cash provided by operations                             475,118           136,789
                                                      ---------         ---------

Cash flows from investing activities:
     Capital expenditures, net of dispositions          (76,521)         (249,206)
     Cash paid for acquisitions, net of cash acquired  (246,565)                -
     Proceeds from sales of short-term investments      244,937           328,489
     Purchases of short-term investments               (483,383)         (287,407)
                                                      ---------         ---------
Cash used for investing                                (561,532)         (208,124)
                                                      ---------         ---------

Cash flows from financing activities:
     Short-term debt activity, net                      (58,318)           (9,568)
     Long-term debt activity, net                       (55,807)            8,506
     Common stock transactions, net                         771           (12,717)
                                                      ---------         ---------
Cash used for financing                                (113,354)          (13,779)
                                                      ---------         ---------

Effect of exchange rate changes on cash                  (1,460)             (738)
                                                      ---------         ---------

Decrease in cash and cash equivalents                  (201,228)          (85,852)
Cash and cash equivalents - beginning of period         403,888           285,845
                                                      ---------         ---------
Cash and cash equivalents - end of period             $ 202,660         $ 199,993
-----------------------------------------------------------------------------------

For the six months ended April 27, 1997, cash payments for interest were $9,908 and net income tax refunds were $8,190. For the six months ended April 28, 1996, cash payments for interest and income taxes were $12,053 and $253,118, respectively.

    See accompanying notes to consolidated condensed financial statements.

                            APPLIED MATERIALS, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                        SIX MONTHS ENDED APRIL 27, 1997
                                (IN THOUSANDS)


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

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those amounts.

2) Acquisitions

   During the first quarter of fiscal 1997, the Company acquired two companies (Opal, Inc. and Orbot Instruments, Ltd.) in separate transactions for approximately $293 million, consisting primarily of cash. Opal, Inc. ("Opal") is a supplier of CD-SEM (critical dimension scanning electron microscope) systems for use in semiconductor manufacturing. Orbot Instruments, Ltd. ("Orbot") supplies wafer and reticle inspection systems for use in the production of semiconductors. The acquisitions were completed by the early part of January 1997, and have been accounted for using the purchase method of accounting; accordingly, the Company's consolidated results of operations for the six months ended April 27, 1997 include the operating results of Opal and Orbot subsequent to their acquisition dates.

   In connection with the acquisitions, the Company incurred a $59.5 million pre-tax charge, or $0.32 per share after tax, for acquired in-process research and development. With the exception of this charge, the Company's results of operations for the six months ended April 27, 1997 were not materially impacted by the acquisitions. As of April 27, 1997, the Company had $213 million of net intangible assets (see note 5) and $46 million of deferred tax liabilities that resulted from the acquisitions. With the exception of these items, the Company's financial condition as of April 27, 1997 has not been materially impacted by the acquisitions.

   The Company's pro-forma net sales, income from operations, net income and earnings per share for the six months ended April 27, 1997 and April 28, 1996, assuming the acquisitions occurred at the beginning of such periods, would not have been materially different from the actual amounts reported for such periods.

3) Earnings Per Share

   Earnings per share has been computed using the weighted average number of common shares and equivalents outstanding during the period.

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 (SFAS 128), "Earnings Per Share," which the Company is required to adopt in the first quarter of fiscal 1998. Under the requirements of SFAS 128, primary earnings per share will be replaced by basic earnings per share and the dilutive effect of stock options will be excluded from its calculation. For companies with potentially dilutive securities such as outstanding stock options, fully diluted earnings per share will be replaced with diluted earnings per share. Upon adoption of SFAS 128, the Company's basic earnings per share for the second quarter of fiscal 1997 and 1996 are expected to be $0.56 and $1.04, respectively, and diluted earnings per share for the same periods are expected to be $0.54 and $1.01, respectively.

4) Inventories

   Inventories are stated at the lower of cost or market, with cost determined on a first-in, first- out (FIFO) basis. The components of inventories are as follows:

                                   April 27, 1997           October 27, 1996
                                   --------------           ----------------
   Customer service spares             $181,795                  $182,320
   Systems raw materials                 67,688                    70,959
   Work-in-process                      178,588                   140,964
   Finished goods                        79,561                    84,309
                                       --------                  --------
                                       $507,632                  $478,552
                                       ========                  ========

5) Other Assets

   The components of other assets are as follows:

                                   April 27, 1997           October 27, 1996
                                   --------------           ----------------
   Purchased technology, net           $198,709                  $      -
   Goodwill, net                         14,375                         -
   Other                                 27,426                    25,880
                                       --------                  --------
                                       $240,510                  $ 25,880
                                       ========                  ========

   Purchased technology and goodwill are presented at cost, net of accumulated amortization, and are being amortized using the straight-line method over their estimated useful lives of eight years. The Company periodically analyzes these assets to determine whether an impairment in carrying value has occurred. The Company does not believe that any impairment has occurred to date.

6) Accounts Payable and Accrued Expenses

   The components of accounts payable and accrued expenses are as follows:

                                   April 27, 1997           October 27, 1996
                                   --------------           ----------------
   Accounts payable                    $258,962                  $192,607
   Compensation and benefits            158,043                   170,881
   Installation and warranty            188,258                   187,873
   Other                                270,545                   240,536
                                       --------                  --------
                                       $875,808                  $791,897
                                       ========                  ========

7) Early Retirement of Debt

   During the first quarter of fiscal 1997, the Company repaid its unsecured senior notes prior to their scheduled maturities. The noteholders received approximately $56 million, representing principal, accrued interest and prepayment charges, on December 19, 1996. The prepayment charge was not material.

8) Litigation Settlement

   On May 5, 1997, the Company announced a settlement of all outstanding litigation with Novellus Systems, Inc., pursuant to which the Company received $80 million in damages from Novellus for past patent infringement. This amount will be reflected in the Company's results of operations for the third fiscal quarter ending July 27, 1997. Novellus also agreed to pay ongoing royalties for certain system shipments subsequent to the date of the settlement.

                             APPLIED MATERIALS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

   =============================================================================


  ACQUISITIONS

  During the first quarter of fiscal 1997, the Company acquired Opal, Inc. ("Opal") and Orbot Instruments, Ltd. ("Orbot") in separate transactions for approximately $293 million, consisting primarily of cash. Opal is a supplier of CD-SEM (critical dimension scanning electron microscope) systems for use in semiconductor manufacturing. Orbot supplies wafer and reticle inspection systems for use in the production of semiconductors. These acquisitions marked the Company's entry into the metrology and inspection semiconductor equipment markets. The acquisitions were completed by the early part of January 1997, and have been accounted for using the purchase method of accounting; accordingly, the Company's consolidated results of operations for the six months ended April 27, 1997 include the operating results of Opal and Orbot subsequent to their acquisition dates. In connection with the acquisitions, the Company recorded a one-time, pre-tax charge of $59.5 million, or $0.32 per share after tax, for acquired in-process research and development. With the exception of this charge, the acquisitions did not materially impact the Company's results of operations for the six months ended April 27, 1997.

  RESULTS OF OPERATIONS

  During the latter half of the Company's fiscal 1996, the semiconductor industry began a period of transition during which sharply lower memory device prices and excess production capacity caused the Company's customers to reduce their purchases of semiconductor manufacturing equipment and push out delivery of previously ordered systems. The Company's results of operations for the last four fiscal quarters have reflected this industry slowdown. The Company believes that the low point of its business cycle occurred in the fourth quarter of fiscal 1996, during which the Company received $683 million of new orders. The Company's new orders have increased in each of the last two fiscal quarters, and net sales increased in the second quarter of fiscal 1997, compared to net sales in the first quarter of fiscal 1997. New orders and net sales are expected to increase modestly in each of the next two fiscal quarters. Although quarterly new orders and net sales are improving, they have not yet returned to the levels achieved during the first two quarters of fiscal 1996.

  New orders of $1,014 million were received during the second quarter of fiscal 1997, versus new orders of $905 million in the first quarter of fiscal 1997. The increase in new orders is primarily the result of strengthening demand for the Company's advanced technologies, including 0.25 micron capable production systems, from logic and microprocessor device manufacturers, and selected strategic investments by DRAM manufacturers. North America (primarily the United States) new orders increased to $406 million in the second quarter of fiscal 1997 from $252 million in the first quarter of fiscal 1997; Europe increased to $136 million from $94 million; Japan increased to $221 million from $214 million; Korea decreased to $66 million from $135 million; and Asia-Pacific (Taiwan, China and Southeast Asia) decreased to $185 million from $210 million. Backlog at April 27, 1997 was $1,485 million, versus $1,448 million at January 26, 1997 and $1,423 million at October 27, 1996.

The Company's net sales for the three and six months ended April 27, 1997 decreased 20.1 and 19.9 percent, respectively, from the corresponding periods of fiscal 1996. These decreases occurred in all regions except Asia-Pacific, and are primarily the result of the industry slowdown discussed earlier. Sales by region as a percentage of total sales were as follows:

                     Three Months Ended         Six Months Ended
                   April 27,    April 28,   April 27,    April 28,
                     1997         1996         1997        1996
                  --------------------------------------------------
        North
         America      39%          32%         37%         35%
        Europe        14%          15%         19%         18%
        Japan         15%          23%         15%         22%
        Korea         11%          14%          9%         11%
        Asia-Pacific  21%          16%         20%         14%

  The Company's gross margin for the three and six months ended April 27, 1997 was 46.0 and 45.2 percent, respectively, compared to 48.0 and 47.9 percent for the corresponding periods of fiscal 1996. These decreases can be attributed primarily to reduced business volume and product pricing pressures associated with reduced demand for semiconductor manufacturing equipment. The Company's gross margin of 46.0 percent in the second quarter of fiscal 1997 improved from 44.5 percent in the first quarter of fiscal 1997 due to increased business volume, manufacturing material cost reductions and improved manufacturing efficiencies. For these same reasons, management expects the Company's gross margin to increase slightly in each of the next two fiscal quarters.

  Excluding the charge for acquired in-process research and development incurred in connection with the acquisitions of Opal and Orbot, operating expenses as a percentage of net sales for the three and six months ended April 27, 1997 were
  29.6 and 29.3 percent, respectively, versus 23.1 and 22.9 percent for the corresponding periods in fiscal 1996. These increases are primarily attributable to reduced business volume and additional research and development costs for 300mm wafer technology. Research and development spending is expected to increase in each of the next two fiscal quarters as the Company accelerates its 300mm product development programs.

  Significant operations of the Company are conducted in foreign currencies, primarily Japanese yen. Forward exchange contracts and options are purchased to hedge certain existing firm commitments and foreign currency denominated transactions expected to occur during the next year. Gains and losses on hedge contracts are reported in income when the related transactions being hedged are recognized. Because the impact of movements in currency exchange rates on foreign exchange contracts generally offsets the related impact on the underlying items being hedged, these financial instruments are not expected to subject the Company to risks that would otherwise result from changes in currency exchange rates. Exchange gains and losses did not have a significant effect on the Company's results of operations for the three and six months ended April 27, 1997 or April 28, 1996.

  Interest expense for the three and six months ended April 27, 1997 was $4.9 million and $10.7 million, respectively, compared to $4.9 million and $10.1 million, respectively, for the corresponding periods of fiscal 1996. The Company's debt consists mainly of long-term debt bearing interest at fixed rates. Therefore, fluctuations in interest expense from period to period were primarily due to changes in the Company's average short-term debt outstanding during those periods.

  Interest income for the three and six months ended April 27, 1997 was $14.6 million and $28.2 million, respectively, compared to $9.8 million and $19.4 million, respectively, for the corresponding periods of fiscal 1996. These increases can be attributed primarily to higher average cash and investment balances.

  The Company's effective income tax rate for the second quarter of fiscal 1997 was 35 percent, consistent with the rate for the three and six months ended April 28, 1996. For the six months ended April 27, 1997, the effective rate was higher than the expected rate of 35 percent, due to the non-deductible nature of the $59.5 million acquisition related charge discussed above. Management anticipates that the Company's effective income tax rate for the remainder of fiscal 1997 will be 35 percent.

  The Company's results of operations for the three and six months ended April 27, 1997 are not necessarily indicative of future operating results.


  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  The Company's financial condition remained strong as of April 27, 1997, with a ratio of current assets to current liabilities of 2.6:1, compared to 2.9:1 at October 27, 1996. The Company had $1.1 billion of cash and short-term investments as of April 27, 1997, slightly above the amount at the end of fiscal 1996, despite significant outflows related to the acquisitions of Opal and Orbot and early retirement of certain debt (discussed in note 7 to the Consolidated Condensed Financial Statements).

  The Company generated $475 million of cash from operations in the first six months of fiscal 1997. This resulted primarily from net income (plus non-cash charges for depreciation, amortization and acquired in-process research and development) of $297 million, an increase in accounts payable and accrued expenses of $69 million and an increase in income taxes payable of $106 million.

  Cash used for investing activities of $562 million was primarily for acquisitions ($247 million, net of cash acquired), net purchases of short-term investments ($238 million) and net property, plant and equipment acquisitions of $77 million.

  Cash used for financing activities of $113 million was primarily for net short-term debt repayments and the early retirement of certain long-term debt.

  At April 27 1997, the Company's principal sources of liquidity consisted of $1,075 million of cash, cash equivalents and short-term investments, $194 million of unissued notes registered under the Company's medium-term note program and $337 million of available credit facilities. During the second quarter of fiscal 1997, the Company amended its $240 million line of credit (included in available credit facilities discussed above) to extend the expiration to April 2001 from February 2000. The Company's liquidity is affected by many factors, some of which are based on the normal on-going operations of the business, and others of which relate to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with existing sources of liquidity, will be sufficient to satisfy the Company's requirements for the next twelve months.

  Capital expenditures are expected to approximate $350 million in fiscal 1997, up from the Company's prior estimate of $250 million. This increase can be attributed primarily to additional applications lab and research and development capabilities for 300mm technology. The Company's estimated capital expenditures are based on its anticipated needs, which change from time to time as business conditions change. This amount includes funds for the continuation and completion of facilities improvements and investments in demonstration and test equipment, information systems and other capital equipment.

  The Company is authorized to repurchase additional shares of its common stock in the open market through February 1999 in amounts that are intended to substantially offset the dilution resulting from its stock-based employee benefit and incentive plans. The Company repurchased 500,000 shares of its common stock during the first six months of fiscal 1997, for a total cash outlay of approximately $25 million.

  RISKS AND UNCERTAINTIES

  When used in this Management's Discussion and Analysis, the words "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below.

  The semiconductor industry has historically been cyclical and subject to unexpected periodic downturns associated with sudden changes in supply and demand. Although the Company's new orders and net sales are improving, and the semiconductor industry appears to be recovering from the slowdown experienced in 1996, the Company's ability to accurately predict the industry's cycles and their effects on the semiconductor manufacturing equipment industry is limited. For this reason, the Company's expectations with respect to new orders and revenues for the next two fiscal quarters of 1997 may not be met. It is also possible that the length and severity of future industry cycles could be much different from those of previous cycles.

  The Company's backlog as of April 27, 1997 was approximately $1,485 million, up slightly from $1,448 million as of January 26, 1997 and $1,423 million as of October 27, 1996. The Company schedules production of its systems based upon order backlog and customer commitments. The backlog includes only those orders for which written authorizations have been accepted and shipment dates within 12 months have been assigned. Due to the potential for the cancellation of orders and changes in customer delivery schedules, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

  The Company sells systems to, and provides services for, semiconductor manufacturers located throughout the world. Each region in the global semiconductor equipment market exhibits unique characteristics which cause capital equipment investment patterns to vary from period to period. Although international markets provide the Company with significant growth opportunities, periodic economic downturns, trade balance issues, political instability and fluctuations in interest and foreign currency exchange rates are all risks which could affect global product and service demand. The Company actively manages its exposure to changes in foreign currency exchange rates; however, there can be no assurance that future changes in foreign currency exchange rates will not have a material effect on its results of operations or financial condition.

  The Company operates in a highly competitive industry characterized by increasingly rapid technological changes. The Company's competitive advantage is therefore primarily dependent on its ability to timely and successfully develop new products, technologies, processes and services (including those for 300mm wafers and 0.25 micron and below devices), as well as its ability to successfully develop and/or penetrate new and existing markets and to ramp production to meet customer demands. If the Company is unable, for whatever reason, to introduce leading-edge products, technologies, processes and services to the market in a timely manner, its results of operations could be adversely affected.

  The Company has a number of programs in place to reduce the cost of manufacturing its products and providing its services. These programs focus primarily on improving manufacturing efficiencies and partnering with the Company's suppliers to obtain materials at the lowest possible price. If the Company's programs are not successful or results of the programs are not achieved when anticipated, the Company's expected improvement in its gross margin in each of the next two fiscal quarters may not be attained. In addition, if the Company is not able, for whatever reason, to maintain its gross margin at the current level, its results of operations could be adversely affected.

  The Company completed its acquisitions of Opal and Orbot during its first quarter of fiscal 1997. These acquisitions marked the Company's entrance into the metrology and inspection semiconductor manufacturing equipment market. To date, the Company's results of operations have not been materially impacted as a result of the acquisitions, except for a one-time charge for acquired in-process research and development. However, the Company does expect the acquired companies to contribute significantly to its results of operations at some point in the future. If the Company is not able to successfully integrate the operations of these newly acquired companies or expand their customer bases, the Company's expectations of its future results of operations may not be met. Also, to the extent that there is an impairment, for whatever reason, in the value of intangible assets recorded in connection with the acquisitions, the Company's results of operations could be adversely affected.

  The Company is currently involved in litigation regarding patents and other intellectual property rights and could become involved in additional litigation in the future. There can be no assurance about the outcome of current or future litigation or patent infringement inquiries.

  The Company undertakes no obligation to update the information, including the forward-looking statements, contained in this Form 10-Q.

  PART II  OTHER INFORMATION

  Item 1.   Legal Proceedings

  In the first of two lawsuits filed by the Company, captioned Applied Materials, Inc. v. Advanced Semiconductor Materials America, Inc.(ASMA), Epsilon Technology, Inc. (doing business as ASM Epitaxy) and Advanced Semiconductor Materials International N.V. (collectively "ASM") (case no. C-91-20061-RMW), Judge William Ingram of the United States District Court for the Northern District of California ruled on April 26, 1994 that ASM's Epsilon I epitaxial reactor infringed three of the Company's United States patents and issued an injunction against ASM's use or sale of the atmospheric versions of ASM Epsilon I in the United States. On October 28, 1996, the U.S. Court of Appeals for the Federal Circuit decided ASM's appeal of this decision, affirming the trial court's judgment that one of the Company's patents is valid and infringed. A permanent injunction is now effective which prohibits ASM's use and sale of its epitaxial reactors in the United States.

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

  In a separate lawsuit filed by ASM against the Company involving one patent relating to the Company's single wafer epitaxial product line, captioned ASM America, Inc. v. Applied Materials, Inc. (case no. C-93-20853-RMW), the Court granted three motions for summary judgment in favor of the Company which eliminate the Company's liability on this patent. ASM has not indicated whether it intends to appeal this matter. The Company's counterclaims against ASM for inequitable conduct were denied by the Court on April 11, 1997. A separate action severed from ASM's case, captioned ASM America, Inc. v. Applied Materials, Inc. (case no. C-95-20169-RMW), involves one United States patent which relates to the Company's Precision 5000 product. A previously set trial date has been vacated; no trial date is currently scheduled. In these cases, ASM seeks injunctive relief, damages and such other relief as the Court may find appropriate.

  Further, the Company has filed a Declaratory Judgment action against ASM, captioned Applied Materials, Inc. v. ASM (case no. C-95-20003-RMW), requesting that an ASM United States patent be held invalid and not infringed by the Company's single wafer epitaxial product line. No trial date has been set. On April 10, 1996, the Court denied ASM's motion for summary judgment and granted the Company's motion for summary judgment finding several independent grounds why the Company's reactors do not literally infringe ASM's patent. With this ruling, the Company's liability has been substantially eliminated on this patent. ASM has not indicated whether it intends to appeal this decision. On July 7, 1996, ASM filed a lawsuit, captioned ASM America, Inc. v. Applied Materials, Inc. (case no. C95-20586-RMW), concerning alleged infringement of a United States patent by susceptors in chemical vapor deposition chambers. Discovery is proceeding, and no trial date has been scheduled.

  On January 13, 1997, the Company filed a patent infringement suit against ASM, captioned Applied Materials, Inc. v. ASMA, et al. (case no.
  C-97-20045-RMW(EAI)) in the United States District Court, Northern District of California, regarding ASM's newly announced Epsilon 2000 reactor. Discovery is commencing, and no trial date has been scheduled.

  In September 1994, General Signal Corporation filed a lawsuit against the Company, captioned General Signal Corporation v. Applied Materials, Inc. (case no. 94-461-JJF) in the United States District Court, District of Delaware. General Signal alleges that the Company infringes five of General Signal's United States patents by making, using, selling or offering for sale multi-chamber wafer fabrication equipment, including the Precision 5000 series machines, for example. General Signal seeks an injunction, multiple damages and costs, including reasonable attorneys' fees and interest, and such other relief as the court may deem appropriate. A previously scheduled trial date has been vacated; no trial date is currently scheduled.

  On May 5, 1997, the Company entered into a comprehensive, global settlement with Novellus Systems, Inc. which included a termination of all outstanding litigation and cross licenses of patents related to certain aspects of chemical vapor deposition. Pursuant to the settlement, Novellus paid the Company $80 million in damages for past patent infringement and will pay a royalty for all future shipments of TEOS-based systems. The parties have stipulated to dismiss the three cases pending between them in the United States District Court for the Northern District of California.

  As a result of the Company's acquisition of Orbot, the Company is involved in a lawsuit captioned KLA Instruments Corporation v. Orbot (case no. C93-20886-JW) in the United States District Court, Northern District of California, alleging infringement of one patent regarding equipment for the inspection of masks or reticles, and seeking an injunction, damages and such other relief as the Court may find appropriate. There has been discovery, but no trial date has been scheduled.

  In the normal course of business, the Company from time to time receives and makes inquiries regarding possible patent infringement. Management believes that it has meritorious defenses and intends to pursue these matters vigorously.

  Item 4. Submission of Matters to a Vote of Security-Holders

  The Annual Meeting of Stockholders was held on March 19, 1997 in Santa Clara, California. Eight incumbent directors were re-elected without opposition to serve another one-year term in office. The results of this election were as follows:

          Name of Director           Votes For       Votes Withheld
          -----------------------------------------------------------
          James C. Morgan           142,829,156          468,407
          Dan Maydan                142,790,061          507,502
          Michael H. Armacost       142,843,023          454,540
          Herbert M. Dwight, Jr.    142,843,748          453,815
          Philip V. Gerdine         142,846,578          450,985
          Tsuyoshi Kawanishi        142,841,398          456,165
          Paul R. Low               142,836,568          460,995
          Alfred J. Stein           142,846,313          451,250

  On a proposal to amend the Company's 1995 Equity Incentive Plan to increase the number of shares issuable thereunder by 6,000,000 shares, there were 89,066,659 votes cast in favor, 51,484,911 votes cast against, 593,099 abstentions and 2,152,894 broker non-votes.

  Item 5. Other Information

  The ratio of earnings to fixed charges for the six months ended April 27, 1997 and April 28, 1996, and for each of the last five fiscal years, was as follows:

           Six Months Ended                   Fiscal Year
         -------------------    --------------------------------------------
        April 27,  April 28,
          1997       1996       1996     1995       1994       1993     1992
          ----       ----       ----     ----       ----       ----     ----
         11.73x     24.66x     20.14x    21.25x     13.37x     7.61x    3.63x
         ======     ======     ======    ======     ======     =====    =====

  The Company's ratio of earnings to fixed charges for the six months ended April 27, 1997 was computed on a consistent basis with the ratio for 1996, as detailed in Exhibit 12.1 of the Company's Annual Report on Form 10-K for its fiscal year ended October 27, 1996.

  Item 6. Exhibits and Reports on Form 8=K

    a) Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S=K:

          10.1 Amended and Restated Credit Agreement, dated April 4, 1997 among Applied Materials, Inc., the Banks party hereto, and Morgan Guaranty Trust Company of New York

          10.2 Amendment No. 1 to Amended and Restated Credit Agreement, dated May 7, 1997

          10.3 Resolution pertaining to the Amendment of the Applied Materials, Inc. 1995 Equity Incentive Plan, adopted by the Stock Option and Compensation Committee of the Board of Directors of Applied Materials, Inc. on December 12, 1996

          10.4 Participation Agreement dated as of April 30, 1997 among Applied Materials, Inc. (as Lessee and Construction Agent), Credit Suisse Leasing 92A, L.P., (as Lessor and Borrower), Greenwich funding Corporation (as CP Lender), The Persons Named on Schedule I (as Eurodollar Lenders) and Credit Suisse First Boston (acting through its New York Branch, as Agent)

          10.5 Appendix 1 to Participation Agreement, Master Lease Agreement and Loan Agreement, dated as of April 30, 1997 (Definitions and Interpretation) for Applied Materials, Inc.

          10.6 Loan Agreement dated as of April 30, 1997 among Credit Suisse Leasing 92A, L.P. (as Borrower), Greenwich Funding Corporation (as CP Lender), The Persons Named on Schedule I (as Eurodollar Lenders) and Credit Suisse First Boston (acting through its New York Branch as Agent) for Revolving Commercial Paper, Eurodollar Credit and Base Rate Program

          10.7 Real Estate and Equipment Facility Master Lease dated as of April 30, 1997 between Credit Suisse Leasing 92A, L.P. (as Lessor), and Applied Materials, Inc. (as Lessee)



b) A Report on Form 8-K was filed on May 13, 1997. The report contained a press release dated May 5, 1997, announcing a litigation settlement with Novellus Systems, Inc. The report also included the Company's financial statements for the period ended April 27, 1997, as attached to its earnings release dated May 13, 1997.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               APPLIED MATERIALS, INC.




  June 10, 1997                               By:  \s\Gerald F. Taylor
                                                  --------------------
                                                  Gerald F. Taylor
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial
                                                  Officer)



                                              By:  \s\Michael K. O'Farrell
                                                  -------------------------
                                                  Michael K. O'Farrell
                                                  Vice President and
                                                  Corporate Controller
                                                  (Principal Accounting
                                                   Officer)

                              INDEX TO EXHIBITS


          10.1 Amended and Restated Credit Agreement, dated April 4, 1997 among Applied Materials, Inc., the Banks party hereto, and Morgan Guaranty Trust Company of New York

          10.2 Amendment No. 1 to Amended and Restated Credit Agreement, dated May 7, 1997

          10.3 Resolution pertaining to the Amendment of the Applied Materials, Inc. 1995 Equity Incentive Plan, adopted by the Stock Option and Compensation Committee of the Board of Directors of Applied Materials, Inc. on December 12, 1996

          10.4 Participation Agreement dated as of April 30, 1997 among Applied Materials, Inc. (as Lessee and Construction Agent), Credit Suisse Leasing 92A, L.P., (as Lessor and Borrower), Greenwich funding Corporation (as CP Lender), The Persons Named on Schedule I (as Eurodollar Lenders) and Credit Suisse First Boston (acting through its New York Branch, as Agent)

          10.5 Appendix 1 to Participation Agreement, Master Lease Agreement and Loan Agreement, dated as of April 30, 1997 (Definitions and Interpretation) for Applied Materials, Inc.

          10.6 Loan Agreement dated as of April 30, 1997 among Credit Suisse Leasing 92A, L.P. (as Borrower), Greenwich Funding Corporation (as CP Lender), The Persons Named on Schedule I (as Eurodollar Lenders) and Credit Suisse First Boston (acting through its New York Branch as Agent) for Revolving Commercial Paper, Eurodollar Credit and Base Rate Program

          10.7 Real Estate and Equipment Facility Master Lease dated as of April 30, 1997 between Credit Suisse Leasing 92A, L.P. (as Lessor), and Applied Materials, Inc. (as Lessee)