Form 10-Q
period 1997-07-27
APPLIED MATERIALS INC /DE
filed 1997-09-08
CIK 6951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

    (MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JULY 27, 1997 or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-6920

                             APPLIED MATERIALS, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                               94-1655526
- --------------------------------------------------------------------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)

3050 Bowers Avenue, Santa Clara, California            95054-3299
- --------------------------------------------------------------------------------
Address of principal executive offices                 (Zip Code)

Registrant's telephone number, including area code     (408) 727-5555
                                                       -------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Number of shares outstanding of the issuer's common stock as of July 27, 1997:
182,285,084

PART I.  FINANCIAL INFORMATION


                             APPLIED MATERIALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended               Nine Months Ended
                                                 ------------------------         ----------------------
                                                 July 27,        July 28,         July 27,     July 28,
(In thousands, except per share amounts)           1997            1996            1997          1996
- --------------------------------------------------------------------------------------------------------

Net sales                                       $1,057,241      $1,115,424      $2,793,879    $3,283,859
Cost of products sold                              558,345         583,448       1,509,310     1,713,792
                                                ----------      ----------      ----------    ----------

Gross margin                                       498,896         531,976       1,284,569     1,570,067

Operating expenses:
    Research, development and engineering          143,880         128,262         392,345       363,532
    Marketing and selling                           81,191          82,882         222,427       240,751
    General and administrative                      60,569          64,758         179,794       169,133
    Bad debt expense                                16,318               -          16,318             -
    Acquired in-process research and
        development                                      -               -          59,500             -
                                                ----------      ----------      ----------    ----------

Income from operations                             196,938         256,074         414,185       796,651

Income from litigation settlement                   80,000               -          80,000             -

Interest expense                                     4,851           4,812          15,586        14,897
Interest income                                     15,038           8,839          43,193        28,265
                                                ----------      ----------      ----------    ----------

Income from consolidated companies
    before taxes                                   287,125         260,101         521,792       810,019
Provision for income taxes                         100,494          91,035         203,453       283,506
                                                ----------      ----------      ----------    -----------

Income from consolidated companies                 186,631         169,066         318,339       526,513
Equity in net income/(loss) of joint venture             -               -               -             -
                                                ----------      ----------      ----------    ----------

Net income                                      $  186,631      $  169,066      $  318,339    $  526,513
                                                ----------      ----------      ----------    ----------

Earnings per share                              $     0.98      $     0.92      $     1.70    $     2.86
                                                ----------      ----------      ----------    ----------

Average common shares and equivalents              189,609         183,359         187,770       183,780
- --------------------------------------------------------------------------------------------------------


     See accompanying notes to consolidated condensed financial statements.

                             APPLIED MATERIALS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS*


                                                                   July 27,              Oct. 27,
(In thousands)                                                       1997                  1996
- ---------------------------------------------------------------------------------------------------
ASSETS

Current assets:
   Cash and cash equivalents                                      $  213,064            $  403,888
   Short-term investments                                            890,659               633,744
   Accounts receivable, net                                          942,306               822,384
   Inventories                                                       608,988               478,552
   Deferred income taxes                                             285,066               281,586
   Other current assets                                              105,436                72,915
                                                                  ----------            ----------
Total current assets                                               3,045,519             2,693,069

Property, plant and equipment, net                                   967,181               919,038
Other assets                                                         236,719                25,880
                                                                  ----------            ----------
Total assets                                                      $4,249,419            $3,637,987
                                                                  ----------            ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                  $   21,001            $   77,522
   Current portion of long-term debt                                  10,681                22,640
   Accounts payable and accrued expenses                             994,293               791,897
   Income taxes payable                                              205,388                43,168
                                                                   ---------            ----------
Total current liabilities                                          1,231,363               935,227

Long-term debt                                                       228,095               275,485
Deferred income taxes and other liabilities                          116,362                56,850
                                                                  ----------            ----------
Total liabilities                                                  1,575,820             1,267,562
                                                                  ----------            ----------

Stockholders' equity:
   Common stock                                                        1,823                 1,802
   Additional paid-in capital                                        752,217               763,376
   Retained earnings                                               1,917,903             1,599,564
   Cumulative translation adjustments                                  1,656                 5,683
                                                                  ----------            ----------
Total stockholders' equity                                         2,673,599             2,370,425
                                                                  ----------            ----------
Total liabilities and stockholders' equity                        $4,249,419            $3,637,987
- --------------------------------------------------------------------------------------------------


* Amounts as of July 27, 1997 are unaudited. Amounts as of October 27, 1996 were obtained from the October 27, 1996 audited financial statements.

     See accompanying notes to consolidated condensed financial statements.

                             APPLIED MATERIALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Nine Months Ended
                                                                      ------------------------------
                                                                      July 27,            July 28,
(In thousands)                                                         1997                1996
- ----------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                                      $ 318,339             $ 526,513
   Adjustments required to reconcile net income
      to cash provided by operations:
      Bad debt expense                                                16,318                     -
      Acquired in-process research & development                      59,500                     -
      Deferred taxes                                                   1,280                (1,064)
      Depreciation and amortization                                  162,540               103,921
      Equity in net income/(loss) of joint venture                         -                     -
      Changes in assets and liabilities, net of amounts acquired:
         Accounts receivable                                        (121,282)             (181,203)
         Inventories                                                (109,784)             (112,282)
         Other current assets                                        (27,684)               12,671
         Other assets                                                 (2,736)               (2,602)
         Accounts payable and accrued expenses                       170,598               142,773
         Income taxes payable                                        163,852               (85,028)
         Other liabilities                                            10,022                13,383
                                                                   ---------             ---------
Cash provided by operations                                          640,963               417,082
                                                                   ---------             ---------

Cash flows from investing activities:
      Capital expenditures, net of dispositions                     (183,937)             (364,835)
      Cash paid for acquisitions, net of cash acquired              (246,276)                    -
      Proceeds from sales of short-term investments                  460,899               494,599
      Purchases of short-term investments                           (717,814)             (559,848)
                                                                   ---------             ---------
Cash used for investing                                             (687,128)             (430,084)
                                                                   ----------            ---------

Cash flows from financing activities:
      Short-term debt activity, net                                  (57,568)              (33,422)
      Long-term debt activity, net                                   (57,365)                7,062
      Common stock transactions, net                                 (28,285)               (7,092)
                                                                   ---------             ---------
Cash used for financing                                             (143,218)              (33,452)
                                                                   ---------             ---------

Effect of exchange rate changes on cash                               (1,441)                 (543)
                                                                   ---------             ---------

Decrease in cash and cash equivalents                               (190,824)              (46,997)
Cash and cash equivalents - beginning of period                      403,888               285,845
                                                                  ----------             ---------
Cash and cash equivalents - end of period                          $ 213,064             $ 238,848
- ----------------------------------------------------------------------------------------------------


For the nine months ended July 27, 1997, cash payments for interest and income taxes were $10,534 and $41,788, respectively. For the nine months ended July 28, 1996, cash payments for interest and income taxes were $12,053 and $345,779, respectively.


     See accompanying notes to consolidated condensed financial statements.

                             APPLIED MATERIALS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                         NINE MONTHS ENDED JULY 27, 1997
                                 (IN THOUSANDS)


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

2)  Acquisitions

    During the first quarter of fiscal 1997, the Company acquired two companies (Opal, Inc. and Orbot Instruments, Ltd.) in separate transactions for approximately $293 million, consisting primarily of cash. Opal, Inc. ("Opal") is a supplier of CD-SEM (critical dimension scanning electron microscope) systems for use in semiconductor manufacturing. Orbot Instruments, Ltd. ("Orbot") supplies wafer and reticle inspection systems for use in the production of semiconductors. The acquisitions were completed by the early part of January 1997, and have been accounted for using the purchase method of accounting; accordingly, the Company's consolidated results of operations since the acquisition dates include the operating results of Opal and Orbot.

    In connection with the acquisitions, the Company incurred a $59.5 million pre-tax charge, or $0.32 per share after tax in the first quarter of fiscal 1997, for acquired in-process research and development. With the exception of this charge, the Company's results of operations for the nine months ended July 27, 1997 were not materially affected by the acquisitions. As of July 27, 1997, the Company had approximately $207 million of net intangible assets (see note 6) and $46 million of deferred tax liabilities that resulted from the acquisitions. With the exception of these items, the Company's financial condition as of July 27, 1997 has not been materially affected by the acquisitions.

    The Company's pro-forma net sales, income from operations, net income and earnings per share for the nine months ended July 27, 1997 and July 28, 1996, assuming the acquisitions occurred at the beginning of such periods, would not have been materially different from the actual amounts reported for such periods.

3)  Earnings Per Share

    Earnings per share has been computed using the weighted average number of common shares and equivalents outstanding during the period.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 (SFAS 128), "Earnings Per Share," which the Company is required to adopt in the first quarter of fiscal 1998. Under the requirements of SFAS 128, primary earnings per share will be replaced by basic earnings per share and the dilutive effect of stock options will be excluded from its calculation. Upon adoption of SFAS 128, the Company's basic earnings per share for the third quarter of fiscal 1997 and 1996 are expected to be $1.03 and $0.94, respectively, and $1.76 and $2.93 for the nine months ended July 27, 1997 and July 28, 1996, respectively. For companies with potentially dilutive securities such as outstanding stock options, fully diluted earnings per share will be replaced with diluted earnings per share. These amounts are not expected to differ from the primary earnings per share amounts currently reported by the Company.

4)  Derivative Financial Instruments

    The Company enters into derivative financial instruments such as forward exchange contracts to hedge certain firm commitments denominated in foreign currencies and currency option contracts to hedge certain anticipated, but not yet committed, transactions expected to be denominated in foreign currencies. The terms of the currency instruments used are consistent with the timing of the committed or anticipated transactions being hedged. The purpose of the Company's foreign currency management activity is to protect the Company from the risk that eventual cash flows from foreign currency denominated transactions may be adversely affected by changes in exchange rates. Gains and losses on forward exchange contracts and options are deferred and recognized in income when the related transactions being hedged are recognized. If the underlying transaction being hedged fails to occur, or occurs prior to the maturity of the financial instrument, the Company immediately recognizes the gain or loss on the associated financial instrument. Forward exchange contracts that have been marked to market are included in accounts payable and accrued expenses on the Company's consolidated balance sheet. Premiums paid for currency options are not material. The Company does not use derivative financial instruments for trading or speculative purposes.

5)  Inventories

    Inventories are stated at the lower of cost or market, with cost determined on a first-in, first- out (FIFO) basis. The components of inventories are as follows:

                                             July 27, 1997               October 27, 1996
                                             -------------               ----------------
    Customer service spares                    $193,735                       $182,320
    Systems raw materials                        80,822                         70,959
    Work-in-process                             217,462                        140,964
    Finished goods                              116,969                         84,309
                                               --------                       --------
                                               $608,988                       $478,552
                                               ========                       ========

6)  Other Assets

    The components of other assets are as follows:

                                             July 27, 1997               October 27, 1996
                                             -------------               ----------------
    Purchased technology, net                  $192,721                        $      -
    Goodwill, net                                13,906                               -
    Other                                        30,092                          25,880
                                               --------                        --------
                                               $236,719                        $ 25,880
                                               ========                        ========

    Purchased technology and goodwill are presented at cost, net of accumulated amortization, and are being amortized using the straight-line method over their estimated useful lives of eight years. The Company periodically analyzes these assets to determine whether an impairment in carrying value has occurred. The Company does not believe that an impairment has occurred to date.

7)  Accounts Payable and Accrued Expenses

    The components of accounts payable and accrued expenses are as follows:

                                             July 27, 1997               October 27, 1996
                                             -------------               ----------------
    Accounts payable                           $305,557                        $192,607
    Compensation and benefits                   171,034                         170,881
    Installation and warranty                   191,213                         187,873
    Other                                       326,489                         240,536
                                               --------                        --------
                                               $994,293                        $791,897
                                               ========                        ========


8)  Early Retirement of Debt

    During the first quarter of fiscal 1997, the Company repaid its unsecured senior notes prior to their scheduled maturities. The noteholders received approximately $56 million, representing principal, accrued interest and prepayment charges, on December 19, 1996. The prepayment charge was not material.

9)  Bad Debt Expense

    During the third quarter of fiscal 1997, the Company determined that its outstanding accounts receivable balance from Thailand-based Submicron Technology PCL ("SMT") might not be collectible. Therefore, the Company repossessed systems previously sold to SMT and recorded $16.3 million of bad debt expense.

10) Litigation Settlement

    During the third quarter of fiscal 1997, the Company settled certain outstanding litigation with Novellus Systems, Inc. In connection with this settlement, the Company received $80 million in damages from Novellus for past patent infringement. Novellus is also required to pay ongoing royalties for certain system shipments subsequent to the date of the settlement. The Company does not expect these royalties to have a material effect on its future results of operations.

                             APPLIED MATERIALS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



ACQUISITIONS

During the first quarter of fiscal 1997, the Company acquired Opal, Inc. ("Opal") and Orbot Instruments, Ltd. ("Orbot") in separate transactions for approximately $293 million, consisting primarily of cash. Opal is a supplier of CD-SEM (critical dimension scanning electron microscope) systems for use in semiconductor manufacturing. Orbot supplies wafer and reticle inspection systems for use in the production of semiconductors. These acquisitions marked the Company's entry into the metrology and inspection semiconductor equipment markets. The acquisitions were completed by the early part of January 1997, and have been accounted for using the purchase method of accounting; accordingly, the Company's consolidated results of operations since the acquisition date include the operating results of Opal and Orbot. In connection with the acquisitions, the Company recorded a one-time, pre-tax charge of $59.5 million, or $0.32 per share after tax in the first quarter of fiscal 1997, for acquired in-process research and development. With the exception of this charge, the acquisitions did not materially affect the Company's results of operations for the nine months ended July 27, 1997.

RESULTS OF OPERATIONS

During the latter half of the Company's fiscal 1996, the semiconductor industry experienced a slowdown during which sharply lower memory device prices and excess production capacity caused the Company's customers to reduce their purchases of semiconductor manufacturing equipment and push out delivery of previously ordered systems. This slowdown affected the Company's results of operations for the four most recent fiscal quarters. The Company believes the low point of its business cycle occurred in the fourth quarter of fiscal 1996, during which $683 million of new orders were received. The Company's new order levels have increased in each of the last three fiscal quarters, and net sales have increased in each of the last two fiscal quarters. The Company expects new orders and net sales to increase in the fourth quarter of fiscal 1997. New orders and net sales in the third quarter of fiscal 1997 approached the record levels achieved in the first half of fiscal 1996.

New orders of $1,240 million were received during the third quarter of fiscal 1997, versus new orders of $1,014 million in the second quarter of fiscal 1997. The increase in new orders is primarily the result of strengthening demand from logic and microprocessor device manufacturers for the Company's advanced technologies, including 0.25 micron capable production systems, and selected strategic investments by DRAM manufacturers. In addition, orders for foundry capacity investments in the Asia-Pacific region have accelerated. North America (primarily the United States) new orders increased to $507 million in the third quarter of fiscal 1997 from $406 million in the second quarter of fiscal 1997; order levels in Europe and Japan were flat, at $135 million and $220 million, respectively, versus orders of $136 million and $221 million, respectively, in the second quarter of fiscal 1997; Korea orders decreased to $59 million from $66 million; and Asia-Pacific (Taiwan, China and Southeast Asia) orders increased to $319 million from $185 million. Backlog at July 27, 1997 increased to $1,648 million, from $1,485 at April 27, 1997.

The Company's net sales for the three and nine months ended July 27, 1997 decreased 5.2 percent and 14.9 percent, respectively, from the corresponding periods of fiscal 1996 as a result of the aforementioned slowdown. Sales by region as a percentage of total sales were as follows:

                  Three Months Ended           Nine Months Ended
               July 27,       July 28,      July 27,        July 28,
                 1997           1996          1997            1996
             -------------- ------------- -------------- ---------------

North America     42%           29%            39%            33%
Europe            12%            9%            16%            15%
Japan             18%           26%            16%            23%
Korea              7%           21%             8%            15%
Asia-Pacific      21%           15%            21%            14%


The Company's gross margin for the three and nine months ended July 27, 1997 was
47.2 percent and 46.0 percent, respectively, compared to 47.7 percent and 47.8 percent for the corresponding periods of fiscal 1996. The decreases can be attributed primarily to reduced business volume and product pricing pressures resulting from the slowdown in the Company's business discussed earlier. The Company's gross margin of 47.2 percent in the third quarter of fiscal 1997 increased from 46.0 percent in the second quarter of fiscal 1997 and 44.5 percent in the first quarter of fiscal 1997 due to an increase in business volume, a continued focus on manufacturing material cost reductions and manufacturing efficiencies. For these same reasons, management expects the Company's gross margin to increase slightly in the fourth quarter of fiscal 1997.

Excluding bad debt expense and acquired in-process research and development, operating expenses as a percentage of net sales for the three and nine months ended July 27, 1997 were 27.0 percent and 28.4 percent, respectively, versus
24.7 percent and 23.6 percent for the corresponding periods of fiscal 1996. The increases are primarily attributable to reduced business volume and increased research and development costs for 300mm wafer technology. Research and development spending is expected to increase in the fourth quarter of fiscal 1997 as the Company continues to invest heavily in its 300mm product development programs.

Significant operations of the Company are conducted in foreign currencies, primarily Japanese yen. Forward exchange and currency option contracts are purchased to hedge certain existing firm commitments and foreign currency denominated transactions expected to occur during the next year. Gains and losses on hedge contracts are deferred and recognized in income when the related transactions being hedged are recognized. Because the impact of movements in currency exchange rates on foreign exchange and currency option contracts generally offsets the related impact on the underlying items being hedged, these financial instruments are not expected to subject the Company to risks that would otherwise result from changes in currency exchange rates. Exchange gains and losses did not have a significant effect on the Company's results of operations for any of the periods presented.

During the third quarter of fiscal 1997, the Company determined that its outstanding accounts receivable balance from Thailand-based Submicron Technology PCL ("SMT") might not be collectible. Therefore, the Company repossessed systems previously sold to SMT and recorded $16.3 million of bad debt expense.

During the third quarter of fiscal 1997, the Company settled certain outstanding litigation with Novellus Systems, Inc. In connection with this settlement, the Company received $80 million in damages from Novellus for past patent infringement. Novellus is also required to pay ongoing royalties for certain system shipments subsequent to the date of the settlement. The Company does not expect these royalties to have a material effect on its future results of operations.

Interest expense for the three and nine months ended July 27, 1997 was $4.9 million and $15.6 million, respectively, compared to $4.8 million and $14.9 million, respectively, for the corresponding periods of fiscal 1996. The Company's interest-bearing obligations consist mainly of long-term debt bearing interest at fixed rates. Therefore, fluctuations in interest expense from period to period are primarily due to changes in the Company's average short-term debt outstanding during these periods.

Interest income for the three and nine months ended July 27, 1997 was $15.0 million and $43.2 million, respectively, compared to $8.8 million and $28.3 million, respectively, for the corresponding periods of fiscal 1996. The increases can be attributed primarily to higher average cash and investment balances.

The Company's effective income tax rate for the third quarter of fiscal 1997 was 35 percent, consistent with the rate for the three and nine months ended July 28, 1996. For the nine months ended July 27, 1997, the effective rate was higher than the expected rate of 35 percent due to the non-deductible nature of the $59.5 million acquisition related charge discussed above. Management anticipates that the Company's effective income tax rate for the fourth quarter of fiscal 1997 will be 35 percent.

The Company's results of operations for the three and nine months ended July 27, 1997 are not necessarily indicative of future operating results.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition remained strong as of July 27, 1997, with a ratio of current assets to current liabilities of 2.5:1, compared to 2.9:1 at October 27, 1996. The Company had $1.1 billion of cash and short-term investments as of July 27, 1997, slightly above the amount at the end of fiscal 1996.

The Company generated $641 million of cash from operations in the first nine months of fiscal 1997. This resulted primarily from net income (plus non-cash charges for bad debt expense, acquired in-process research and development, depreciation and amortization) of $557 million, an increase in accounts payable and accrued expenses of $171 million and an increase in income taxes payable of $164 million, offset by increases in accounts receivable and inventories of $121 million and $110 million, respectively.

Cash used for investing activities of $687 million was primarily for acquisitions ($246 million, net of cash acquired), net purchases of short-term investments of $257 million and net property, plant and equipment acquisitions of $184 million.

Cash used for financing activities of $143 million was primarily for net short-term debt repayments and the early retirement of certain long-term debt. Net cash outflows for stock transactions of $28 million include stock repurchases of $78 million, offset partially by proceeds from stock issuances of $50 million.

At July 27, 1997, the Company's principal sources of liquidity consisted of $1,104 million of cash, cash equivalents and short-term investments, $194 million of unissued notes registered under the Company's medium-term note program and $349 million of available credit facilities. During the second quarter of fiscal 1997, the Company amended its $240 million line of credit (included in available credit facilities discussed above) to extend the expiration date to April 2001 from February 2000. The Company's liquidity is affected by many factors, some of which are based on the normal on-going operations of the business, and others of which relate to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with existing sources of liquidity, will be sufficient to satisfy the Company's requirements for the next twelve months. The Company may from time to time raise additional cash in the debt and equity markets to better balance its capital structure or support long-term business growth.

Capital expenditures are expected to approximate $450 million in fiscal 1997, up from the Company's estimate of $350 million in the second quarter of fiscal 1997. This increase can be attributed to significant planned facilities expansion in Santa Clara, California, with the conversion of one building to a dedicated 300mm development and applications center, and construction of an additional applications laboratory facility. This expansion is expected to cost the Company $430 million over the next two fiscal years. In addition, the Company plans to double the size of its manufacturing facilities in Austin, Texas, by completing construction of one building by the end of fiscal 1997, and constructing another building during fiscal 1998. Estimated costs associated with the new building are $45 million. Estimated capital expenditures also include funds for the continuation and completion of other facilities improvements and investments in demonstration and test equipment, information systems and other capital equipment. The Company's estimated capital expenditures are based on its anticipated needs, which change from time to time as business conditions change.

The Company is authorized to repurchase additional shares of its common stock in the open market through February 1999 in amounts that are intended to substantially offset the dilution resulting from its stock-based employee benefit and incentive plans. The Company repurchased 1,327,000 shares of its common stock during the first nine months of fiscal 1997, for a total cash outlay of approximately $78 million.

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

The semiconductor industry has historically been cyclical and subject to unexpected periodic downturns associated with sudden changes in supply and demand. Although the Company's new orders and net sales are improving, and the semiconductor industry appears to be recovering from the slowdown experienced in 1996, the Company's ability to accurately predict the industry's cycles and their effects on the semiconductor manufacturing equipment industry is limited. For this reason, the Company's expectation that new orders and net sales will increase in the fourth quarter of fiscal 1997 may not be met. It is also possible that the length and severity of future industry cycles could be much different from those of previous cycles.

The Company believes it is entering a period of industry growth during which its new orders, net sales and employee base are expected to increase. The Company's ability to maximize the benefits of this growth opportunity is dependent upon, among other things, the successful and timely acquisition/development of sufficient manufacturing capacity to meet the needs of its customers and the hiring and assimilation of an adequate number of qualified people.

The Company's new order levels in each of the last three fiscal quarters have included a significant amount of strategic investments by DRAM manufacturers. The DRAM market is still characterized by excess capacity and low device prices. If DRAM customers decrease strategic investments in manufacturing equipment, the Company's results of operations could be negatively affected.

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

The Company's backlog as of July 27, 1997 was $1,648 million, up from $1,485 million as of April 27, 1997 and $1,448 million as of January 26, 1997. The Company schedules production of its systems based upon order backlog and customer commitments. The backlog includes only those orders for which written authorizations have been accepted and shipment dates within 12 months have been assigned. Due to the potential for the cancellation of orders and changes in customer delivery schedules, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

The Company has a number of programs in place to reduce the cost of manufacturing its products and providing its services. These programs focus primarily on improving manufacturing efficiencies and partnering with the Company's suppliers to obtain materials at the lowest possible price. If the Company's programs are not successful or results of the programs are not achieved when anticipated, the Company's expected improvement in its gross margin in the next fiscal quarter may not be attained. In addition, if the Company is not able, for whatever reason, to maintain its gross margin at the current level, its results of operations could be adversely affected.

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

The Company completed its acquisitions of Opal and Orbot during its first quarter of fiscal 1997. These acquisitions marked the Company's entrance into the metrology and inspection semiconductor manufacturing equipment market. To date, the Company's results of operations have not been materially affected as a result of the acquisitions, except for a one-time charge for acquired in-process research and development. However, the Company expects the acquired companies to contribute significantly to its results of operations in the future. If the Company is not able to successfully integrate the operations of these newly acquired companies or expand their customer bases, the Company's expectations of its future results of operations may not be met. Also, to the extent that there is an impairment, for whatever reason, in the value of intangible assets recorded in connection with the acquisitions, the Company's results of operations could be adversely affected.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

In the first of two lawsuits filed by the Company, captioned Applied Materials, Inc. v. Advanced Semiconductor Materials America, Inc. (ASMA), Epsilon Technology, Inc. (doing business as ASM Epitaxy) and Advanced Semiconductor Materials International N.V. (collectively "ASM") (case no. C-91-20061-RMW), Judge William Ingram of the United States District Court for the Northern District of California ruled on April 26, 1994 that ASM's Epsilon I epitaxial reactor infringed three of the Company's United States patents and issued an injunction against ASM's use or sale of the atmospheric versions of ASM Epsilon I in the United States. On October 28, 1996, the U.S. Court of Appeals for the Federal Circuit decided ASM's appeal of this decision, affirming the trial court's judgment that one of the Company's patents is valid and infringed. A further petition for certiorari by ASM to the United States Supreme Court was denied. A permanent injunction is now effective which prohibits ASM's manufacture, use and sale of its atmospheric epitaxial reactors in the United States.

The trial of the Company's second patent infringement lawsuit against ASM, captioned Applied Materials, Inc. v. ASM (case no. C-92-20643-RMW), was concluded before Judge Whyte in May 1995. On November 1, 1995, the Court issued its judgment holding that two of the Company's United States patents were valid and infringed by reduced pressure versions of ASM's Epsilon I epitaxial reactors. ASM appealed this decision. On December 17, 1996, the U.S. Court of Appeals for the Federal Circuit rejected ASM's appeal, and affirmed the District Court's ruling. A permanent injunction was entered on March 7, 1996, prohibiting ASM's manufacture, use or sale of reduced pressure versions of its Epsilon I epitaxial reactors within the United States. Trial in the District Court which had been set for July 28, 1997 to determine ASM's liability, damages and willfulness, for both case nos. C-91-20061-RMW and C-92-20643-RMW, has been temporarily stayed.

In a separate lawsuit filed by ASM against the Company involving one patent relating to the Company's single wafer epitaxial product line, captioned ASM America, Inc. v. Applied Materials, Inc. (case no. C-93-20853-RMW), the Court granted three motions for summary judgment in favor of the Company which substantially eliminate the Company's liability on this patent. The Company's counterclaims against ASM for inequitable conduct were denied by the Court on April 11, 1997. A separate action severed from ASM's case, captioned ASM America, Inc. v. Applied Materials, Inc. (case no. C-95-20169-RMW), involves one United States patent which relates to the Company's Precision 5000 product. A previously set trial date has been vacated; no trial date is currently scheduled. In these cases, ASM seeks injunctive relief, damages and such other relief as the Court may find appropriate.

Further, the Company has filed a Declaratory Judgment action against ASM, captioned Applied Materials, Inc. v. ASM (case no. C-95-20003-RMW), requesting that an ASM United States patent be held invalid and not infringed by the Company's single wafer epitaxial product line. No trial date has been set. On April 10, 1996, the Court denied ASM's motion for summary judgment and granted the Company's motion for summary judgment finding several independent grounds why the Company's reactors do not literally infringe ASM's patent. With this ruling, the Company's liability has been substantially eliminated on this patent. On July 7, 1996, ASM filed a lawsuit, captioned ASM America, Inc. v. Applied Materials, Inc. (case no. C-95-20586-RMW), concerning alleged infringement of a United States patent by susceptors in chemical vapor deposition chambers. No trial date has been scheduled.

On January 13, 1997, the Company filed a patent infringement suit against ASM, captioned Applied Materials, Inc. v. ASM America, Inc., et al. (case no. C-97-20045-RMW[EAI]), in the United States District Court for the Northern District of California, regarding ASM's newly announced Epsilon 2000 reactor. No trial date has been scheduled.

At the request of the Court, all matters pending between ASM and the Company were recently submitted to court supervised mediation. Pending completion of the mediation process, all proceedings in these matters have been temporarily stayed.

In September 1994, General Signal Corporation filed a lawsuit against the Company, captioned General Signal Corporation v. Applied Materials, Inc. (case no. 94-461-JJF), in the United States District Court, District of Delaware. General Signal alleges that the Company infringes five of General Signal's United States patents by making, using, selling or offering for sale multi-chamber wafer fabrication equipment, including the Company's Precision 5000 series machines, for example. General Signal seeks an injunction, multiple damages and costs, including attorneys' fees and interest, and such other relief as the court may deem appropriate. A previously scheduled trial date has been vacated; no trial date is currently scheduled.

As a result of the Company's acquisition of Orbot Instruments, Ltd., the Company is a defendant in a lawsuit captioned KLA Instruments Corporation v. Orbot Instruments, Ltd. (case no. C-93-20886-JW), in the United States District Court for the Northern District of California. KLA alleges that the Company infringes one patent regarding equipment for the inspection of masks or reticles, and seeks an injunction, damages and such other relief as the Court may find appropriate. There has been some discovery, but no trial date has been scheduled.

On June 13, 1997, the Company filed a patent infringement lawsuit against Varian Associates, Inc. captioned Applied Materials, Inc. v. Varian Associates, Inc. (case no. C-97-20523-RMW), alleging infringement of several of the Company's patents concerning physical vapor deposition ("PVD") technology. The complaint was later amended on July 7, 1997 to include Novellus Systems, Inc. as a defendant as a result of Novellus' acquisition of the Varian thin film PVD business unit. The Company seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys fees. Varian answered the complaint denying all allegations and counterclaiming for declaratory judgment of invalidity and unenforceability and alleging conduct by Applied violative of the antitrust laws. On June 23, 1997, Novellus filed a separate patent infringement lawsuit against the Company captioned Novellus Systems, Inc. v. Applied Materials, Inc. (case no. C-97-20551-EAI), alleging infringement by the Company of three patents concerning PVD technology which were formerly owned by Varian. On July 8, 1997, Varian filed a separate lawsuit against the Company captioned Varian Associates, Inc. v. Applied Materials, Inc. (case no. C-97-20597-PVT), alleging a broad range of conduct in violation of the federal antitrust law and state unfair competition and unfair business practice statutes. Discovery has not yet commenced in any of these actions. No trial dates have been set.

In the normal course of business, the Company from time to time receives and makes inquiries regarding possible patent infringement. Management believes that it has meritorious claims and defenses and intends to pursue these matters vigorously.

  Item 5.  Other Information

  The ratio of earnings to fixed charges for the nine months ended July 27, 1997 and July 28, 1996, and for each of the last five fiscal years, was as follows:

            Nine Months Ended                           Fiscal Year
            -----------------         ---------------------------------------------
           July 27,     July 28,
            1997         1996          1996       1995      1994       1993    1992
           ------       ------        ------     ------    ------     -----   -----
           16.78x       23.68x        20.14x     21.25x    13.37x     7.61x   3.63x
           ======       ======        ======     ======    ======     =====   =====


The Company's ratio of earnings to fixed charges for the nine months ended July 27, 1997 was computed on a consistent basis with the ratio for 1996, as detailed in Exhibit 12.1 of the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 1996.

Item 6. Exhibits and Reports on Form 8-K

        a) A Report on Form 8-K was filed on August 12, 1997. The report contained the Company's financial statements for the period ended July 27, 1997, as attached to its earnings release dated August 12, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    APPLIED MATERIALS, INC.


September 5, 1997                   By:  \s\Gerald F. Taylor
                                        ------------------------------
                                        Gerald F. Taylor
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)



                                    By:  \s\Michael K. O'Farrell
                                        ------------------------------
                                        Michael K. O'Farrell
                                        Vice President and
                                        Corporate Controller
                                        (Principal Accounting Officer)