Form 10-K
period 1997-10-26
APPLIED MATERIALS INC /DE
filed 1998-01-23
CIK 6951

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

MARK ONE
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 26, 1997

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 727-5555

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                 TITLE OF CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------------------------------------------------------------------------
                      NONE                                            NONE

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 26, 1997: $10,776,331,841

     Number of shares outstanding of the issuer's Common Stock, $.01 par value, as of December 26, 1997: 366,074,967

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Applied Materials 1997 Annual Report for the year ended October 26, 1997 are incorporated by reference into Parts II and IV of this Form 10-K.

     Portions of the definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on March 17, 1998 are incorporated by reference into
Part III of this Form 10-K.
================================================================================

                                     PART I

ITEM 1. BUSINESS

     Organized in 1967, Applied Materials, Inc. (Applied Materials or the Company) develops, manufactures, markets and services semiconductor wafer fabrication equipment and related spare parts for the worldwide semiconductor industry. The Company's customers include semiconductor wafer manufacturers and semiconductor integrated circuit (IC), or "chip," manufacturers. IC manufacturers either use the chips in their own products or sell them to other companies. Applied Materials is also a fifty-percent stockholder in Applied Komatsu Technology, Inc., a joint venture corporation that produces equipment to fabricate thin film transistors on flat panel displays.

ACQUISITIONS

     During the first fiscal quarter of 1997, the Company acquired two companies (Opal, Inc. and Orbot Instruments, Ltd.) in separate transactions for approximately $292.5 million, consisting primarily of cash. Opal, Inc. (Opal) is a supplier of CD-SEM (Critical Dimension-Scanning Electron Microscope) systems for use in semiconductor manufacturing. Orbot Instruments, Ltd. (Orbot) supplies wafer and reticle inspection systems for use in the production of semiconductors. The acquisitions were completed by the early part of January 1997, and have been accounted for using the purchase method of accounting; accordingly, the Company's consolidated results of operations include the operating results of Opal and Orbot subsequent to the acquisition dates.

     In connection with the acquisitions, the Company incurred a $59.5 million non-tax deductible charge for acquired in-process research and development. With the exception of this charge, the Company's results of operations for the year ended October 26, 1997 were not materially affected by the acquisitions. As of October 26, 1997, the Company had approximately $199.6 million of net intangible assets and $38.6 million of deferred tax liabilities that resulted from the acquisitions. With the exception of these items, the Company's financial condition as of October 26, 1997 has not been materially affected by the acquisitions.

     The Company's pro-forma net sales, income from operations, net income and earnings per share for the fiscal years ended October 26, 1997 and October 27, 1996, assuming the acquisitions occurred at the beginning of such periods, would not have been materially different from the actual amounts reported for such periods.

PRODUCTS

     Applied Materials' products are wafer processing and diagnostic systems that use highly sophisticated, state-of-the-art technology in design of their hardware, process chemistry and software. These systems provide enabling technology, productivity and cost-effective manufacturing to the customer. The Company's products are used to fabricate integrated circuits, or "chips," on a substrate of semiconductor material (usually silicon). A finished IC may consist of millions of microscopic electronic components that interact to perform electrical functions. The fabrication process must control the quality of the film and the preciseness of the individual circuit features to ensure proper device performance while also meeting economic goals such as high yield and throughput. The Company currently manufactures equipment that addresses the following steps in the wafer fabrication process: film deposition, etching, ion implantation, rapid thermal processing (RTP), chemical mechanical polishing
(CMP), metrology and wafer/reticle inspection.

     Single-wafer, multi-chamber architecture. The trend toward more stringent process requirements and larger wafer sizes prompted Applied Materials to develop its first single-wafer, multi-chamber platform, called the Precision 5000(R) system. The Company introduced the Precision 5000 with dielectric chemical vapor deposition (CVD) processes in 1987, etch processes in 1988 and CVD tungsten processes in 1989. In addition to the process precision and control afforded by single-wafer process chambers, the multi-chamber platform concept provides customers with a significant benefit in processing productivity and integration. Several process chambers can be mounted on a platform, which acts as a central wafer handling system. This architecture provides a closed, controlled environment for the wafer and enables the system to process several wafers simultaneously. In 1990, the Company used its expertise in single-wafer, multi-chamber architecture to introduce a second single-wafer, multi-chamber platform, called the Endura(R) PVD (physical vapor deposition) system, featuring a staged, ultra-high vacuum architecture. In September 1992, the Company announced a third single-wafer, multi-chamber platform, the Centura(R) system, to target the high temperature thin film markets and other mainstream process applications with 0.5-micron and below specifications. In 1996, the Company released a fourth single-wafer, multi-chamber platform, called the Optima(TM), which is intended for high-volume CVD applications. Applied Materials' commercialization of the multi-chamber platform concept reached a significant milestone in early 1997 with the Company's shipment of its 5,000th single-wafer, multi-chamber system.

     With many customers in the planning process for 300mm wafer fabs, Applied Materials has been actively developing a complete line of 300mm systems in its core process technologies covering more than 60 applications. In order to perform many types of process measurements and testing, without the need to send processed wafers to outside companies or back to customers, Applied Materials built the industry's first complete in-house metrology lab for 300mm wafers. In March 1997, Applied Materials shipped the industry's first 300mm system, a 300mm RTP system, to a customer. Several other 300mm systems, including epitaxial
(epi) and CVD systems, were sent to customers and to industry consortia at various locations during the year. All of the Company's mainstream process technologies are in development for 300mm wafer sizes.

     Partially to support this 300mm program, the Company announced, in July 1997, its plans to invest $430 million in research and product development facilities in Santa Clara, California. During the same time period, another stage of the Company's Austin, Texas manufacturing center expansion was completed. A new 310,000-square-foot building was also begun in Austin as part of a master plan to build a manufacturing infrastructure ultimately capable of supporting at least $10 billion in annual revenues. Additional plans were announced, in 1997, to build the industry's first equipment process pilot line, which would replicate many of the functions of an operating fab and enable Applied Materials to perform higher levels of integration among its various technologies in simulated "real world" conditions. This facility, also to be built in Santa Clara, will contain advanced photolithography related tools and a spectrum of metrology and device testing equipment.

PROCESS TECHNOLOGIES

     Deposition. Deposition is a fundamental step in fabricating an integrated circuit. During deposition, a layer of either electrically insulating (dielectric) or electrically conductive material is deposited or grown on a wafer. Applied Materials currently provides equipment to perform two main types of deposition: CVD and PVD. The Company also offers certain types of dielectric deposition processes using its RTP system. In 1997, Applied Materials introduced several of these processes as new applications for its industry-leading RTP XE Centura product. These processes provide a more accurate and controllable method of fabricating advanced device structures than traditional furnace technology.

     CVD. Chemical vapor deposition is a process frequently used in semiconductor fabrication in which thin films (insulators, conductors and semiconductors) are deposited or grown from gaseous sources. The Company produces several different types of CVD systems.

     Dielectric CVD. Dielectric films are used to electrically isolate certain areas of an integrated circuit. In 1987, the Company introduced the Precision 5000 CVD system which performs a broad range of deposition processes utilizing up to four individual chambers on a single system. During the 1990s, a variety of dielectric plasma-enhanced CVD process applications were released on the Precision 5000 and Centura platforms to address customers' specific device requirements. In April 1994, the Company released its sub-atmospheric (SA) process technology, which today addresses device geometries to 0.18 micron and below. The Company has continued to refine the SACVD technology and address customers' requirements for high productivity. In April 1997, Applied Materials released the Giga-Fill(TM) SACVD Centura system, a leapfrog advancement in pre-metal dielectric CVD technology for 0.18-micron device designs. This new Giga-Fill system combines the SACVD BPSG (borophosphosilicate glass) process with a new, high-throughput, cost-efficient xZ-series chamber to offer customers higher levels of economic performance as well as leading-edge technology.

     In February 1996, the Company introduced a first generation system using a new type of CVD technology, known as high-density plasma (HDP), for the most advanced CVD applications. Later that year, a second generation system, the Ultima HDP-CVD(TM) Centura system, was announced, offering the industry's first production-ready HDP-CVD system for multiple processes and applications, including deposition of fluorinated silicate glass (FSG) for emerging low dielectric constant (low k) applications. The Ultima system also introduced the industry's first Remote Plasma Clean technology that virtually eliminates "global warming" emissions from the CVD chamber cleaning process. This "soft" clean process also reduces consumables used by the chamber. Remote Plasma Clean technology is now being extended for use on many other Applied Materials CVD systems.

     Metal CVD. Metal films are used in specific areas of an integrated circuit to form pathways for electrical current. In 1989, the Company entered the market for metal chemical vapor deposition with the introduction of a new system for depositing blanket tungsten (W) film, the Precision 5000 WCVD. In 1991, the Company introduced CVD tungsten silicide capabilities; in 1993, CVD titanium nitride; and in 1996, aluminum CVD. In December 1996, the Company expanded its highly successful Endura HP Metal product line with new system options for depositing titanium (Ti) and titanium nitride (TiN) liner/barrier films in sub-0.25-micron, high aspect ratio contact and via structures. Each of these products provides customers with new technology, as well as systems that have been optimized for high throughput, productivity and low cost of ownership. Processes for depositing copper-based films by CVD are currently in advanced stages of development for chipmakers requiring those technologies. Most of the Company's metal CVD process chambers are now being shipped on the Centura and Endura platforms.

     Epitaxial deposition. Epi deposition, a process used for some types of ICs, involves growing a layer of pure crystal silicon to form a high quality base for the subsequent device circuitry. Applied Materials' experience in epi dates from the Company's inception. The Company currently offers two epi systems. The Precision 7700 Epi(TM) system, introduced in 1989, extends the capabilities of batch-type, radiantly-heated barrel technology and incorporates fully automated wafer handling. The Epi Centura, introduced in 1993, is a single-wafer, multi-chamber epi system for wafers up to 200mm (8 inches) in diameter.

     Polysilicon deposition. Polysilicon is a material typically used to form portions of the transistor structure on the wafer. In September 1992, the Company announced the Poly Centura, a single-wafer, multi-chamber system targeted at the deposition of thin polysilicon films at high temperatures on wafers up to 200mm in diameter. The Polycide Centura, launched in December 1993, integrated a polysilicon chamber and tungsten silicide chamber on a single platform (Centura), to offer customers a single solution to forming polycide structures in advanced devices. Using a variant of the technology used for polysilicon deposition, in early 1997 Applied Materials launched a new process for depositing high-temperature, single-wafer silicon nitride, a film previously deposited almost exclusively in batch furnaces. The superior process control of the single-wafer approach results in films of greater uniformity and precision, which is increasingly important as transistor structures shrink to smaller dimensions.

     PVD. Physical vapor deposition is another method used to deposit metal films. Unlike CVD, in which gases are used, the deposited materials come from solid sources called targets. Applied Materials entered the PVD market in April 1990 with the Endura PVD system. This system offers a modular, two-stage, single-wafer, multi-chamber platform that accommodates both ultra-high vacuum processes like PVD and conventional high vacuum processes like CVD and etch. In 1993 and 1994, the Company introduced enhanced versions of the Endura system, called the Endura HP (High Productivity) and Endura VHP(TM)(Very High Productivity) PVD systems. A variety of process advancements have also been continually introduced to keep pace with customers' changing technology requirements. For highly advanced metallization applications, the Company now offers several integrated combinations of metal CVD and PVD processes on the Endura platform. In December 1996, Applied Materials announced an integrated CVD/PVD process, called Cool Al(TM), which provides aluminum fill of interconnect structures below 380 degrees(c). The low temperature of the process is compatible with the low k dielectric films that are being used to make high speed, multilevel devices at or below 0.25-micron design geometries. Processes for building copper interconnect structures using PVD and integrated CVD/PVD technologies are in development for announcement in fiscal 1998.

     Etch. Films are selectively removed from a wafer during etching. Before etch processing begins, a wafer is coated with photoresist and exposed to a circuit pattern during photolithography. Etching removes material only from areas dictated by the photoresist pattern. Applied Materials entered the etch market in 1981 with the introduction of the AME 8100 etch system, which utilized a batch process technology for dry plasma etching. Applied Materials' first single-wafer, multi-chamber system for the dry etch market was the Precision 5000 Etch, introduced in 1988 for silicon etching. In 1989 and 1990, the Company introduced dielectric and metal etch systems based on the Precision 5000 architecture. In 1993, the Company introduced dielectric etching technology on its next-generation Centura platform, the HDP Dielectric Etch Centura, designed for applications requiring sub-0.5 micron design rules. Since 1993, the Company has launched a series of MxP(TM)process chambers for metal, dielectric and silicon etching, available on both the Precision 5000 and Centura platforms. In mid-1997, the capabilities of the MxP design were further extended with the introduction of the eMxP+(TM) chamber for dielectric etching. This reactive ion etch (RIE) technology has proven capable of remarkable development, with this latest chamber type already in use for 0.25-micron designs. The MxP chambers are known for high reliability and low operating costs in high-volume production environments.

     Beginning in 1996, the Company introduced a new series of high-density plasma etch systems for the most advanced etch applications. The 1996 introductions of the Metal Etch DPS(TM) (Decoupled Plasma Source) Centura system and the Silicon Etch DPS(TM) Centura system targeted 0.35-micron and below device designs for metal and silicon applications, respectively. In July 1997, a second-generation chamber design was introduced for the DPS Metal Etch system, employing several key engineering enhancements to the system. In April 1997, the Company launched its most advanced, high-density plasma system for etching dielectric films, called the Dielectric Etch IPS(TM) Centura. With these three systems, Applied Materials now addresses all of the main dry etch market segments for sub-0.35-micron design geometries, with the systems' most advanced process capabilities aimed at feature sizes of 0.18-micron and below.

     Ion Implantation. During ion implantation, silicon wafers are bombarded by a high velocity beam of electrically charged ions. These ions penetrate film material at selected sites, changing its electrical properties. Applied Materials entered the high-current portion of the implant market in 1985 with the Precision Implant 9000 and introduced the Precision Implant 9200 in 1988. In November 1992, the Company introduced a new high-current ion implantation system, the Precision Implant 9500, for the production of high-density semiconductor devices, such as 16Mb and 64Mb memory devices and advanced microprocessors. In 1996, the Company introduced a new series of small footprint implant systems with the Implant xR80(TM), quickly expanding the line to include the Implant xR120(TM), the Implant xR LEAP(TM) (Low Energy Advanced Processing) and Implant xR200(TM), all with different energy ranges to suit diverse customer needs. These systems were enhanced in 1997 with an "S" series, offering significantly increased system throughput and lower cost of ownership.

     Rapid Thermal Processing. RTP is a heat treatment process in which high-intensity light energy is directed to a wafer for a short period of time, usually less than 15 seconds. This heat pulse activates and controls the movement of atoms in the already-deposited film to modify its electrical properties. Applied Materials entered the fast-growing RTP market in 1995 with the RTP Centura, which utilizes proprietary, leading-edge advances in thermal measurement, control and calibration. Moving rapidly in 1997 to further enhance its market leading position, the Company launched its first major system enhancement, called the RTP XE Centura, which reduced operating costs for customers while further elevating the reliability of several major components and sub-systems. The RTP group also began moving beyond its core heat treatment applications with the introduction of a Nitric Oxide process, which deposits the critical (50A degrees) gate dielectric layers required for the most advanced logic, DRAM and flash memory devices. Compared to traditional batch-type furnaces, this single-wafer technology incorporates nitrogen into the gate oxide with a reduced thermal budget, thereby enabling the accurate and repeatable results necessary for deep submicron transistor formation.

     Chemical Mechanical Processing. CMP is a material removal process in which uneven topography on a wafer surface is removed until a flat (planarized) surface is created. This allows subsequent photolithography processing to take place with greater accuracy, and enables film layers to be built up with minimal height variations. The Company announced its entry into the CMP market with the Mirra(R) CMP in December 1995. The Mirra CMP system features a unique three-station, four polishing head design that permits continuous processing of several wafers simultaneously, yet with the precision afforded by single-head process control.

Applied Materials continued its production ramp of the Mirra CMP system in 1997 with steady penetration into a number of key accounts. In June 1997, the Company announced a significant enhancement to the Mirra system's fundamental component, the polishing head, called the Titan Head. This proprietary head design overcomes several shortcomings of traditional polishing heads by minimizing effects at the edge of the wafer, thus allowing better uniformity and a higher degree of planarity.

     Metrology and Wafer/Reticle Inspection. The Company acquired two Israeli companies, Opal, Inc. and Orbot Instruments, Ltd., in January 1997. Opal produces CD-SEM systems that measure the accuracy of circuitry dimensions to ensure that manufacturing processes are operating within specifications. Building on the proven technology of the earlier 7830-series systems, the Opal 7830Si was introduced in 1997, adding improvements in optics, imaging and software. Orbot makes two types of inspection tools. One tool detects and classifies defects in semiconductor wafers and the other tool performs defect detection on reticles (also called masks) used by photolithography systems to pattern wafers. For reticle inspection, the Orbot RT 8000 was also upgraded in 1997 with a variety of new features that improved its capability to inspect reticles used in 0.25-micron and below device geometries.

CUSTOMER SERVICE AND SUPPORT

     The Company installs equipment and provides warranty service worldwide through offices located in the United States, Europe (including Israel), Japan, Korea, Taiwan and Asia-Pacific (China and Southeast Asia). The Company maintains approximately 84 sales and service offices worldwide, with 26 offices located in the United States, 16 in Europe, 27 in Japan, 7 in Korea, 2 in Taiwan and 6 in Asia-Pacific. The Company offers a variety of service contracts to customers for the maintenance of installed equipment and provides a comprehensive training program for all customers.

BACKLOG

     At October 26, 1997, the Company's backlog totaled $1.7 billion, compared to $1.4 billion at October 27, 1996. The Company schedules production of its systems based upon order backlog and customer commitments. The backlog includes only orders for which written authorizations have been accepted and shipment dates within 12 months have been assigned. Due to possible changes in customer delivery schedules and cancellations of orders, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

MANUFACTURING, RAW MATERIALS AND SUPPLIES

     The Company's manufacturing activities consist primarily of assembling various commercial and proprietary components into finished systems, principally in the United States, with additional operations in England, Israel, Japan, Korea and Taiwan. Production requires some raw materials and a wide variety of mechanical and electrical components, which are manufactured to the Company's specifications. Multiple commercial sources are available for most components. The Company has consolidated the number of sources for several key purchased items for purposes of improving its position with suppliers, resulting in improved on-time delivery, lower inventory levels and better pricing to the Company. There have been no significant delays in receiving components from sole source suppliers; however, the unavailability of any of these components in the future could disrupt scheduled deliveries to customers.

     The Company has commenced, for all of its information systems, a year 2000 date conversion project to address all necessary changes, testing and implementation. The "Year 2000 Issue" creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on financial transactions worldwide. Such failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business, and especially to process and account for the transfer of funds electronically. Management is currently assessing the Year 2000 compliance expense and related potential effect on the Company's earnings.

MARKETING AND SALES

     Because of the highly technical nature of its products, the Company markets its products worldwide through a direct sales force, with sales, service and spare parts offices in the United States, Europe, Japan, Korea, Taiwan and Asia-Pacific. For the fiscal year ended October 26, 1997, net sales to customers in North America (primarily the United States), Europe, Japan, Korea, Taiwan and Asia-Pacific were approximately 37%, 15%, 18%, 8%, 17% and 5%, respectively, of the Company's total net sales. For the fiscal year ended October 27, 1996, net sales to customers in North America (primarily the United States), Europe, Japan, Korea, Taiwan and Asia-Pacific were approximately 31%, 16%, 24%, 14%, 10% and 5%, respectively, of the Company's total net sales. The Company's business is not seasonal in nature, but it is cyclical based on the capital equipment investment expenditures of major semiconductor manufacturers. These expenditure patterns are based on many factors, including anticipated market demand for integrated circuits, the development of new technologies and global economic conditions.

     The Company sells systems and provides services to customers located throughout the world. Managing global operations and sites located throughout the world presents challenges associated with cultural diversities and organizational alignment. Moreover, each region in the global semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Although international markets provide the Company with significant growth opportunities, periodic economic downturns, trade balance issues, political instability and fluctuations in interest and foreign currency exchange rates are all risks that could affect global product and service demand. Many Pacific Rim countries are currently experiencing banking and currency difficulties that could lead to economic recession in those countries. Specifically, the decline in value of the Korean currency, together with difficulties obtaining credit, could result in a decline in the purchasing power of the Company's Korean customers. This in turn could result in the cancellation or delay of orders for the Company's products from Korean customers, thus adversely affecting the Company's results of operations. In addition, if Japan's economy weakens further, investments by Japanese customers may be negatively affected and it is possible that economic recovery in other Pacific Rim countries could be delayed. The Company actively manages its exposure to changes in foreign currency exchange rates, but there can be no assurance that future changes in foreign currency exchange rates will not have a material effect on its results of operations or financial condition.

RESEARCH AND DEVELOPMENT

     The markets served by the Company are characterized by rapid technological change. The Company's research and development efforts are global in nature. Engineering organizations are located in the United States, England, Israel and Japan, with process support and customer demonstration laboratories in the United States, England, Israel, Japan, Korea and Taiwan. Since 1984, the Company has operated a large-scale technology center in Narita, Japan, which has been expanded several times to meet the requirements of the Japanese customer base. In 1996, the Company completed construction of new technology centers in Korea and Taiwan. The Company also operates a technology center in Israel, which is being used to develop controller configuration and software tools for its semiconductor processing systems; additionally, research, development and engineering activities are performed in Israel for metrology and wafer/recticle inspection products. The Company's research and development activities are primarily directed toward the development of new wafer processing, metrology and wafer/recticle inspection systems as well as new process applications for existing products. The Company works closely with its global customers to design systems to meet its customers' planned technical and production requirements. During fiscal 1997, 1996, and 1995, research, development, and engineering expenses were $567,612,000, $481,394,000, and $329,676,000, respectively.

COMPETITION

     The global semiconductor equipment industry is highly competitive and characterized by increasingly rapid technological advancements and demanding worldwide service requirements. Each of the Company's products competes in markets defined by the particular wafer fabrication process it performs. There are several companies that compete with Applied Materials in each of these markets. Competition is based on many factors, primarily technological advancements, productivity and cost-effectiveness, customer support, contami-nation control and overall product quality. Management believes that the Company's competitive advantage in each of its served markets is based on the ability of its products and services to address customer requirements as they relate to these competitive factors.

     Applied Materials is a principal supplier in each of its served markets. The Company faces strong competition throughout the world from other semiconductor equipment manufacturers, as well as semiconductor manufacturers that design and produce fabrication equipment for their own internal uses and, in some cases, for resale. Management believes that the Company is a strong competitor with respect to its products, services and resources. However, new products, pricing pressures and other competitive actions from both new and existing competitors could adversely affect the Company's market position.

JOINT VENTURE

     In September 1991, the Company announced its plans to develop thin film transistor (TFT) manufacturing systems for Active-Matrix Liquid Crystal Displays (AMLCDs). The AMLCD market currently includes screens for laptop, notebook and palmtop computers, desktop monitors, digital/video cameras, portable televisions and instrument displays and may eventually include High Definition Television
(HDTV). In September 1993, the Company and Komatsu, Ltd. of Japan formed a joint venture corporation, Applied Komatsu Technology, Inc. (AKT), to target this equipment market. The Company and Komatsu, Ltd. each own 50% of AKT, and the Company accounts for the joint venture using the equity method. The Company has granted AKT an exclusive license to use the Company's intellectual property to develop, manufacture and sell products for the production of flat panel displays, in exchange for royalties in respect thereof.

PATENTS AND LICENSES

     Management believes that the Company's competitive position is primarily dependent upon skills in engineering, production, and marketing, rather than its patent position. However, protection of the Company's technology assets by obtaining and enforcing patents is important. Consequently, the Company has an active program to file applications in the United States and other countries for inventions that the Company considers to be significant. The Company has a number of patents in the United States and other countries and additional applications are pending for new developments in its equipment and processes. In addition to patents, the Company also possesses other proprietary intellectual property, including trademarks, know-how, trade secrets and copyrights.

     The Company enters into patent and technology licensing agreements with other companies when management determines it is in the Company's best interest to do so. The Company pays royalties under existing patent license agreements for the use, in several of its products, of certain patents that are licensed to the Company for the life of the patents.

     In the normal course of business, the Company from time to time receives and makes inquiries with regard to possible patent infringement. In dealing with such inquiries, it may become necessary or useful for the Company to obtain and grant licenses or other rights. However, there can be no assurance that such license rights will be available to the Company on commercially reasonable terms. Although there can be no assurance about the outcome of such inquiries, the Company believes that it is unlikely that their resolution will have a material adverse effect on its results of operations or financial condition.

ENVIRONMENTAL MATTERS

     Although one of the Company's locations has been designated as a Superfund site by the United States Environmental Protection Agency, neither compliance with Federal, State and local provisions regulating discharge of materials into the environment, nor remedial agreements or other actions relating to the environment, has had, or is expected to have, a material effect on the Company's capital expenditures, results of operations, financial condition or competitive position. The Company has been designated a "Potentially Responsible Party" by the U.S. Environmental Protection Agency with respect to its Superfund site.

EMPLOYEES

     At October 26, 1997, the Company employed approximately 13,924 regular full-time employees. In the high technology industry, competition for highly skilled employees is intense. The Company believes that a great part of its future success depends on its continued ability to attract and retain qualified employees. None of the Company's employees are represented by a trade union. Management considers its relations with its employees to be good.

ITEM 2. PROPERTIES

     Certain information concerning the Company's principal properties at October 26, 1997 is set forth below:

                                                                        SQUARE
    LOCATION               TYPE                PRINCIPAL USE           FOOTAGE      OWNERSHIP
-----------------    ----------------    -------------------------    ----------    ---------
Santa Clara, CA      Office, plant &     Headquarters, Marketing,        968,000     owned
                     warehouse           Manufacturing, Research       1,813,000     leased
                                         and Engineering
Austin, TX           Office, plant &     Manufacturing                   824,000     owned
                     warehouse                                           300,000     leased
Horsham, England     Office, plant &     Manufacturing, Research          81,000     leased
                     warehouse           and Engineering
Narita, Japan        Office, plant &     Manufacturing, Research         222,000     owned*
                     warehouse           and Engineering
Chun-An, Korea       Office, plant &     Manufacturing, Research         107,000     owned
                     warehouse           and Engineering
Hsin-Chu, Taiwan     Office, plant &     Manufacturing, Research         268,000     owned
                     warehouse           and Engineering                  21,000     leased
Tel Aviv, Israel     Office              Research and Engineering         21,000     leased
Nes Ziona, Israel    Office, plant &     Manufacturing, Research          60,000     leased
                     warehouse           and Engineering
Yavne, Israel        Office, plant &     Manufacturing, Research          55,000     leased
                     warehouse           and Engineering

---------------
* Subject to loans of $50.0 million, secured by property and equipment having an approximate net book value of $66.3 million at October 26, 1997.

     The Company also leases office space for 84 sales and service offices throughout the world: 26 offices are located in the United States, 16 in Europe, 27 in Japan, 7 in Korea, 2 in Taiwan and 6 in Asia-Pacific.

     The Company currently owns 266,000 square feet of manufacturing and other operating facilities in California that have not yet been completed and placed in service. In addition, the Company is currently constructing 310,000 square feet of manufacturing facilities in Texas.

     The Company also owns 99 acres of buildable land in Austin, Texas and 43 acres of buildable land in Santa Clara, California. The Austin and Santa Clara land can accommodate approximately 976,000 and 1,340,000 square feet, respectively, of additional building space to help satisfy the Company's current and future needs.

     Management considers the above facilities suitable and adequate to meet the Company's requirements.

ITEM 3. LEGAL PROCEEDINGS

     Subsequent to the end of fiscal 1997, the Company resolved all outstanding legal disputes with Advanced Semiconductor Materials International N.V., Epsilon Technology Inc. (doing business as ASM Epitaxy) and Advanced Semiconductor Materials America Inc. (collectively ASM). The settlement included ASM's payment of $80 million, a cross license of certain patented technologies held by Applied Materials and ASM, an ongoing royalty payable by ASM on semiconductor systems for epitaxial and plasma TEOS technologies and a dismissal with prejudice of all pending litigation between the companies. The settlement also included certain covenants not to sue for potential patent infringement of existing commercially available semiconductor systems and processes offered by each company. ASM's payment of $80 million was in the form of a convertible note, against which the Company received a $15 million payment in November 1997. Royalties from ASM are not expected to have a material effect on the Company's results of operations.

     On or about October 23, 1997, the Company entered into an agreement with General Signal Corporation (GSC), pursuant to which the Company acquired the rights to five "cluster tool" architecture patents and corresponding continuations, divisionals and foreign counterparts, formerly belonging to Drytek Systems, for a payment of $11 million. The agreement also resolved all pending patent litigation between the Company and GSC in the United States District Court, District of Delaware, which was dismissed with prejudice.

     During the third fiscal quarter of 1997, the Company settled certain outstanding patent litigation with Novellus Systems, Inc. (Novellus) concerning plasma TEOS and tungsten CVD technology. The settlement included a payment of $80 million from Novellus, a cross license of certain patented technology held by Applied Materials and Novellus, and payment by Novellus of ongoing royalties for certain system shipments subsequent to the date of the settlement. These royalties have not had, and are not expected to have, a material effect on the Company's results of operations.

     In April 1997, the Company filed suit against AST Electronik GmbH and AST Electronik USA Inc. (collectively AST), and AG Associates, Inc. (AG) in the United States District Court for the Northern District of California (case no. C-97-20375RWM), alleging infringement of several of the Company's patents relating to RTP. In October 1997, AST and AG each brought counterclaims alleging that the Company infringed patents concerning related technology. Discovery is commencing and trial has been set for March 1999.

     As a result of the Company's acquisition of Orbot, the Company is a defendant in a lawsuit captioned KLA Instruments Corporation (KLA) v. Orbot Instruments, Ltd. (case no. C-93-20886-JW), in the United States District Court for the Northern District of California. KLA alleges that the Company infringes one patent regarding equipment for the inspection of masks and reticles, and seeks an injunction, damages and such other relief as the Court may find appropriate. There has been some discovery, but no trial date has been scheduled.

     On June 13, 1997, the Company filed a patent infringement lawsuit against Varian Associates, Inc. captioned Applied Materials, Inc. v. Varian Associates, Inc. (Varian) (case no. C-97-20523-RMW), alleging infringement of several of the Company's patents concerning PVD technology. The complaint was later amended on July 7, 1997 to include Novellus as a defendant as a result of Novellus' acquisition of the Varian thin film PVD business unit. The Company seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys fees. Varian answered the complaint by denying all allegations, counterclaiming for declaratory judgment of invalidity and unenforceability and alleging conduct by Applied Materials violative of the antitrust laws. On June 23, 1997, Novellus filed a separate patent infringement lawsuit against the Company captioned Novellus Systems, Inc.
v. Applied Materials, Inc. (case no. C-97-20551-EAI), alleging infringement by the Company of three patents concerning PVD technology which were formerly owned by Varian. On July 8, 1997, Varian filed a separate lawsuit against the Company captioned Varian Associates, Inc. v. Applied Materials, Inc. (case no. C-97-20597-PVT), alleging a broad range of conduct in violation of the federal antitrust law and state unfair competition and business practice statutes. Discovery has commenced in these actions. No trial dates have been set.

     In the normal course of business, the Company from time to time receives and makes inquiries regarding possible patent infringement. Management believes that it has meritorious claims and defenses and intends to pursue these matters vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS IN FOURTH QUARTER OF FISCAL 1997

     None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table and notes thereto identify and set forth information about the Company's five executive officers:

      NAME OF INDIVIDUAL                     CAPACITIES IN WHICH SERVED
------------------------------  -----------------------------------------------------
James C. Morgan(1)............  Chairman of the Board of Directors and Chief
                                Executive Officer
Dan Maydan(2).................  President of the Company and Chairman of Applied
                                Komatsu Technology, Inc.
Joseph R. Bronson(3)..........  Senior Vice President, Chief Financial Officer and
                                Chief Administrative Officer
Sasson Somekh(4)..............  Senior Vice President
David N.K. Wang(5)............  Senior Vice President

---------------

(1) Mr. Morgan, age 59, has been Chief Executive Officer since 1977 and Chairman of the Board of Directors since 1987. Mr. Morgan also served as President of the Company from 1976 to 1987.

(2) Dr. Maydan, age 62, was appointed President of the Company in December 1993. Dr. Maydan served as Executive Vice President from 1990 to December 1993. Prior to that, Dr. Maydan had been Group Vice President since February 1989. Dr. Maydan joined Applied Materials in 1980 as a Director of Technology.

(3) Mr. Bronson, age 49, was appointed Senior Vice President, Chief Financial Officer and Chief Administrative Officer in January 1998, upon the retirement of Mr. Gerald F. Taylor, who had most recently served as Senior Vice President and Chief Financial Officer of the Company and who will continue to serve as a senior advisor to the Company. Mr. Bronson served as Group Vice President from April 1994 to January 1998. Prior to that, Mr. Bronson had been Vice President since November 1990. Mr. Bronson joined Applied Materials in September 1984 as Corporate Controller.

(4) Dr. Somekh, age 51, was appointed Senior Vice President of the Company in December 1993. Dr. Somekh served as Group Vice President from 1990 to 1993. Prior to that, Dr. Somekh had been a divisional Vice President. Dr. Somekh joined Applied Materials in 1980 as a Project Manager.

(5) Dr. Wang, age 51, was appointed Senior Vice President of the Company in December 1993. Dr. Wang served as Group Vice President from 1990 to 1993. Prior to that, Dr. Wang had been a divisional Vice President. Dr. Wang joined Applied Materials in 1980 as a Manager, Process Engineering and Applications.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     "Stock Price History" on page 52 of the Applied Materials 1997 Annual Report is incorporated herein by reference.

     The Company's common stock is traded on the Nasdaq over-the-counter market. As of December 26, 1997, there were approximately 4,703 holders of record of the common stock.

     To date, the Company has paid no cash dividends to its stockholders. The Company has no plans to pay cash dividends in the near future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     "Selected Consolidated Financial Data" on page 24 of the Applied Materials 1997 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis" on pages 25 through 31 of the Applied Materials 1997 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     "Market Risk Disclosure" on page 31 of the Applied Materials 1997 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, together with the report thereon of Price Waterhouse LLP, Independent Accountants, dated November 19, 1997 and appearing on pages 32 through 50, and page 52 of the Applied Materials 1997 Annual Report, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the 1998 Annual Meeting of Stockholders ("the Proxy Statement").

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Information concerning directors of the Company appears in the Company's Proxy Statement, under Item 1 -- "Election of Directors." This portion of the Proxy Statement is incorporated herein by reference.

     (b) For information with respect to Executive Officers, see Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation appears in the Company's Proxy Statement, under Item 1 -- "Election of Directors," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning the security ownership of certain beneficial owners and management appears in the Company's Proxy Statement, under Item
1 -- "Election of Directors," and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

(B) Report on Form 8-K was filed on August 12, 1997. The report contains the Company's financial statements for the three and nine months ended July 27, 1997, as attached to its press release dated August 12, 1997.

                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                                  (ITEM 14(A))

                                                                              ANNUAL
                                                                              REPORT
                                                                            PAGE NUMBER
                                                                           -------------
(1)  Financial Statements
     Consolidated Statements of Operations for the Fiscal Years Ended
       October 26, 1997, October 27, 1996, and October 29, 1995..........      32
     Consolidated Balance Sheets at October 26, 1997 and October 27,
       1996..............................................................      33
     Consolidated Statements of Cash Flows for the Fiscal Years Ended
       October 26, 1997, October 27, 1996 and October 29, 1995...........      34
     Notes to Consolidated Financial Statements..........................   35 - 50
     Report of Independent Accountants...................................      52

                                                                             FORM 10-K
                                                                            PAGE NUMBER
                                                                           -------------
(2)  Financial Statement Schedule
     Report of Independent Accountants on Financial Statement Schedule...      18
     Schedule II -- Valuation and Qualifying Accounts....................      19

     Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

     The consolidated financial statements listed in the above index and included in the Company's Annual Report to Stockholders are hereby incorporated by reference. With the exception of the pages listed in the above index and the portion of such report referred to in items 5, 6, 7, 7a and 8 of this Form 10-K, the 1997 Annual Report to Stockholders is not to be deemed filed as part of this report.

                               INDEX TO EXHIBITS

     These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

EXHIBIT NO.                                      DESCRIPTION
-----------   ----------------------------------------------------------------------------------
    2.1       Agreement and Plan of Merger, by and among Applied Materials, Inc., Orion Corp. I, and Opal, Inc. dated as of November 24, 1996, previously filed with the Company's
              Annual Report on Form 10-K for the year ended October 27, 1996, and incorporated herein by reference.
    2.2       Stock Purchase Agreement dated as of November 24, 1996 by and among Applied
              Materials, Inc., Orbot Instruments, Ltd. and the Stockholders of Orbot
              Instruments, Ltd., previously filed with the Company's Annual Report on Form 10-K for the year ended October 27, 1996, and incorporated herein by reference.
 3(i)         Certificate of Incorporation of Applied Materials, Inc., a Delaware corporation, as amended to March 18, 1996, previously filed with the Company's Annual Report on
              Form 10-K for the year ended October 27, 1996, and incorporated herein by reference.
 3(ii)        Bylaws of Applied Materials, Inc., as amended to December 13, 1996, previously filed with the Company's Annual Report on Form 10-K for the year ended October 27,
              1996, and incorporated herein by reference.
    4.1       Rights Agreement, dated as of June 14, 1989, between Applied Materials, Inc. and
              Bank of America NT&SA, as Rights Agent, including Form of Rights Certificate and
              Form of Summary of Rights to Purchase Common Stock, previously filed with the
              Company's report on Form 8-K dated June 14, 1989, and incorporated herein by reference.
    4.2       Form of Indenture (including form of debt security) dated as of August 24, 1994 between Applied Materials, Inc. and Harris Trust Company of California, as
              Trustee, previously filed with the Company's Form 8-K on August 17, 1994, and incorporated herein by reference.
   10.1       The 1976 Management Stock Option Plan, as amended to October 5, 1993, previously filed with the Company's Form 10-K for fiscal year 1993, and incorporated herein by reference.
   10.2       Applied Materials, Inc., Supplemental Income Plan, as amended, including
              Participation Agreements with James C. Morgan, Walter Benzing, and Robert Graham, previously filed with the Company's Form 10-K for fiscal year 1981, and incorporated herein by reference.
   10.3       Amendment to Supplemental Income Plan, dated July 20, 1984, previously filed with the Company's Form 10-K for fiscal year 1984, and incorporated herein by reference.
   10.4       The Applied Materials Employee Financial Assistance Plan, previously filed with the Company's definitive Proxy Statement in connection with the Annual Meeting of
              Shareholders held on March 5, 1981, and incorporated herein by reference.
    10.5      The 1985 Stock Option Plan for Non-Employee Directors, previously filed with the
              Company's Form 10-K for fiscal year 1985, and incorporated herein by reference.
    10.6      Amendment 1 to the 1985 Stock Option Plan for Non-Employee Directors dated June
              14, 1989, previously filed with the Company's Form 10-K for fiscal year 1989, and incorporated herein by reference.
    10.7      Applied Materials, Inc. Supplemental Income Plan as amended to December 15, 1988, including the Participation Agreement with James C. Morgan, previously filed with the Company's Form 10-K for fiscal year 1988, and incorporated herein by reference.
    10.8      License Agreement dated January 1, 1992 between the Company and Varian Associates,
              Inc., previously filed with the Company's Form 10-K for fiscal year 1992, and incorporated herein by reference.
    10.9      Amendment dated December 9, 1992 to Applied Materials, Inc. Supplemental Income
              Plan dated June 4, 1981 (as amended to December 15, 1988), previously filed with the Company's Form 10-K for fiscal year 1993, and incorporated herein by reference.

EXHIBIT NO.                                      DESCRIPTION
-----------   ----------------------------------------------------------------------------------
   10.10      The Applied Materials, Inc. Executive Deferred Compensation Plan dated July 1,
              1993 and as amended on September 2, 1993, previously filed with the Company's Form
              10-Q for the quarter ended August 1, 1993, and incorporated herein by reference.
   10.11      Joint Venture Agreement between Applied Materials, Inc. and Komatsu, Ltd. dated
              September 14, 1993 and exhibits thereto, previously filed with the Company's Form
              10-K for fiscal year 1993, and incorporated herein by reference. (Confidential treatment has been requested for certain portions of the agreement.)
   10.12      $125,000,000 Credit Agreement dated as of September 8, 1994 between Applied
              Materials and a group of seven banks, previously filed with the Company's Form
              10-K for fiscal year 1994, and incorporated herein by reference.
   10.13      Amendment No. 2 to Applied Materials, Inc. 1985 Stock Option Plan for Non-Employee
              Directors, dated September 10, 1992, previously filed with the Company's Form 10-K for fiscal year 1993, and incorporated herein by reference.
   10.14      Amendment No. 3 to Applied Materials, Inc. 1985 Stock Option Plan for Non-Employee
              Directors, dated October 5, 1993, previously filed with the Company's Form 10-K for fiscal year 1993, and incorporated herein by reference.
   10.15      Amendment No. 2 to the Applied Materials, Inc. Executive Deferred Compensation
              Plan, dated May 9, 1994, previously filed with the Company's Form 10-Q for the quarter ended May 1, 1994, and incorporated herein by reference.
   10.16      Amendment No. 4 to Applied Materials, Inc. 1985 Stock Option Plan for Non-Employee
              Directors, dated December 8, 1993, previously filed with the Company's Form 10-Q for the quarter ended May 1, 1994, and incorporated herein by reference.
   10.17      Applied Komatsu Technology, Inc. 1994 Executive Incentive Stock Purchase Plan,
              together with forms of Promissory Note, 1994 Executive Incentive Stock Purchase
              Agreement, and Loan and Security Agreement, previously filed with the Company's
              Form 10-Q for the quarter ended July 31, 1994, and incorporated herein by reference.
   10.18      The Applied Materials, Inc. 1995 Equity Incentive Plan, dated April 5, 1995, previously filed with the Company's Form 10-Q for the quarter ended April 30,
              1995, and incorporated herein by reference.
   10.19      The Applied Materials, Inc. Senior Executive Bonus Plan, dated September 23, 1994, previously filed with the Company's Form 10-Q for the quarter ended April 30,
              1995, and incorporated herein by reference.
   10.20      The Applied Materials, Inc. Executive Deferred Compensation Plan, as amended and restated on April 1, 1995, previously filed with the Company's Form 10-Q for the quarter ended April 30, 1995, and incorporated herein by reference.
   10.21      Applied Materials, Inc. Medium-Term Notes, Series A Distribution Agreement, dated
              August 24, 1995, and incorporated herein by reference.
   10.22      Amendment No. 1 to Credit Agreement, dated February 12, 1996, previously filed with the Company's Form 10-K for fiscal year 1996, and incorporated herein by reference.
   10.23      Amended and Restated Credit Agreement, dated April 4, 1997 among Applied
              Materials, Inc., the Banks party hereto, and Morgan Guaranty Trust Company of New
              York, previously filed with the Company's Form 10-Q for the quarter ended April
              27, 1997, and incorporated herein by reference.
   10.24      Amendment No. 1 to Amended and Restated Credit Agreement, dated May 7, 1997, previously filed with the Company's Form 10-Q for the quarter ended April 27,
              1997, and incorporated herein by reference.

EXHIBIT NO.                                      DESCRIPTION
-----------   ----------------------------------------------------------------------------------
   10.25      Resolution pertaining to the Amendment of the Applied Materials, Inc. 1995 Equity
              Incentive Plan, adopted by the Stock Option and Compensation Committee of the
              Board of Directors of Applied Materials on December 12, 1996, previously filed with the Company's Form 10-Q for the quarter ended April 27, 1997, and incorporated herein by reference.
   10.26      Participation Agreement dated as of April 30, 1997 among Applied Materials, Inc.
              (as Lessee and Construction Agent), Credit Suisse Leasing 92A, L.P., (as Lessor
              and Borrower), Greenwich funding Corporation (as CP Lender), The Persons Named on
              Schedule I (as Eurodollar Lenders) and Credit Suisse First Boston (acting through its New York Branch, as Agent), previously filed with the Company's Form 10-Q for the quarter ended April 27, 1997, and incorporated herein by reference.
   10.27      Appendix 1 to Participation Agreement, Master Lease Agreement and Loan Agreement,
              dated as of April 30, 1997 (Definitions and Interpretation) for Applied Materials,
              Inc., previously filed with the Company's Form 10-Q for the quarter ended April
              27, 1997, and incorporated herein by reference.
   10.28      Loan Agreement dated as of April 30, 1997 among Credit Suisse Leasing 92A, L.P.
              (as Borrower), Greenwich Funding Corporation (as CP Lender), The Persons Named on
              Schedule I (as Eurodollar Lenders) and Credit Suisse First Boston (acting through its New York Branch, as Agent) for Revolving Commercial Paper, Eurodollar Credit
              and Base Rate Program, previously filed with the Company's Form 10-Q for the quarter ended April 27, 1997, and incorporated herein by reference.
   10.29      Real Estate and Equipment Facility Master Lease dated as of April 30, 1997 between
              Credit Suisse Leasing 92A, L.P. (as Lessor), and Applied Materials, Inc. (as
              Lessee), previously filed with the Company's Form 10-Q for the quarter ended April
              27, 1997, and incorporated herein by reference.
   10.30      Underwriting Agreement between Applied Materials, Inc. and Morgan Stanley & Co.
              Incorporated dated October 9, 1997, previously filed with the Company's Form S-3 dated October 9, 1997, and incorporated herein by reference.
   10.31      Prospectus Supplement for Applied Materials' $400 million Senior Notes dated
              October 9, 1997, previously filed with the Company's Form S-3 dated October 9,
              1997, and incorporated herein by reference.
   12.1       Ratio of Earnings to Fixed Charges.
   13         Applied Materials 1997 Annual Report for the fiscal year ended October 26, 1997
              (to the extent expressly incorporated by reference).
   21         Subsidiaries of Applied Materials, Inc.
   23         Consent of Independent Accountants.
   24         Power of Attorney.
   27         Financial Data Schedule: filed electronically.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          APPLIED MATERIALS, INC.

                                          By /s/ JAMES C. MORGAN

                                            ------------------------------------
                                            James C. Morgan
                                            Chairman of the Board and
                                            Chief Executive Officer
Dated: January 21, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                TITLE                      DATE
------------------------------------------  --------------------------------  -----------------

/s/ JAMES C. MORGAN                         Chairman of the Board and         January 21, 1998
------------------------------------------  Chief Executive Officer
James C. Morgan

/s/ JOSEPH R. BRONSON                       Senior Vice President,            January 21, 1998
------------------------------------------  Chief Financial Officer and
Joseph R. Bronson                           Chief Administrative Officer
                                            (Principal Financial Officer)

/s/ MICHAEL K. O'FARRELL                    Vice President and Corporate      January 21, 1998
------------------------------------------  Controller (Principal Accounting
Michael K. O'Farrell                        Officer)

Directors:
James C. Morgan                             Director
Dan Maydan*                                 Director
Michael H. Armacost*                        Director
Deborah A. Coleman*                         Director
Herbert M. Dwight, Jr.*                     Director
Philip V. Gerdine*                          Director
Tsuyoshi Kawanishi*                         Director
Paul R. Low*                                Director
Alfred J. Stein*                            Director

* By /s/  JAMES C. MORGAN                                                     January 21, 1998
------------------------------------------
      James C. Morgan, Attorney-in-Fact**

**By authority of powers of attorney filed herewith.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Applied Materials, Inc.

     Our audits of the consolidated financial statements referred to in our report dated November 19, 1997 appearing on page 52 of the 1997 Annual Report to Stockholders of Applied Materials, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /s/ PRICE WATERHOUSE LLP

                                          --------------------------------------
                                          Price Waterhouse LLP

San Jose, California
November 19, 1997

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (IN THOUSANDS)

                                  BALANCE AT            ADDITIONS-         DEDUCTIONS-        BALANCE
                               BEGINNING OF YEAR     CHARGED TO INCOME     RECOVERIES      AT END OF YEAR
                               -----------------     -----------------     -----------     --------------
    As of:
      October 26, 1997.......       $ 4,169               $ 2,433            $(1,024)          $5,578
      October 27, 1996.......       $ 3,017               $ 1,548            $  (396)          $4,169
      October 29, 1995.......       $ 1,089               $ 2,138            $  (210)          $3,017