Form 10-Q
period 1998-01-25
APPLIED MATERIALS INC /DE
filed 1998-03-11
CIK 6951

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

                    For the quarterly period ended JANUARY 25, 1998 or


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

         Number of shares outstanding of the issuer's common stock as of January 25, 1998: 366,266,123

--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

                             APPLIED MATERIALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                Three Months Ended
                                                           Jan. 25,           Jan. 26,
(In thousands, except per share amounts)                     1998              1997
--------------------------------------------------------------------------------------
Net sales                                                 $1,307,685        $  835,776
Cost of products sold                                        678,244           464,120
                                                          ----------        ----------

Gross margin                                                 629,441           371,656

Operating expenses:
      Research, development and engineering                  182,329           116,492
      Marketing and selling                                   86,389            66,271
      General and administrative                              65,768            59,608
      Acquired in-process research and development            32,227            59,500
                                                          ----------        ----------

Income from operations                                       262,728            69,785

Income from litigation settlement                             80,000                --

Interest expense                                              11,864             5,800
Interest income                                               21,279            13,557
                                                          ----------        ----------

Income from consolidated companies before taxes              352,143            77,542
Provision for income taxes                                   123,250            47,965
                                                          ----------        ----------

Income from consolidated companies                           228,893            29,577
Equity in net income/(loss) of joint venture                      --                --
                                                          ----------        ----------

Net income                                                $  228,893        $   29,577
                                                          ----------        ----------

Earnings per share: *
      Basic                                               $     0.62        $     0.08
      Diluted                                             $     0.60        $     0.08

Weighted average number of shares: *
      Basic                                                  366,894           361,408
      Diluted                                                379,101           370,864
--------------------------------------------------------------------------------------

* Amounts for the quarter ended January 26, 1997 have been retroactively restated to reflect a two-for-one stock split in the form of a 100 percent stock dividend, effective October 13, 1997.


     See accompanying notes to consolidated condensed financial statements.

                             APPLIED MATERIALS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS*

--------------------------------------------------------------------------------------
                                                       Jan. 25,              Oct. 26,
(In thousands)                                           1998                  1997
--------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and cash equivalents                        $  328,313            $  448,043
     Short-term investments                            1,070,513             1,094,912
     Accounts receivable, net                          1,158,629             1,110,885
     Inventories                                         745,426               686,451
     Deferred income taxes                               324,183               324,568
     Other current assets                                179,754               105,498
                                                      ----------            ----------
Total current assets                                   3,806,818             3,770,357

Property, plant and equipment, net                     1,151,327             1,066,053
Other assets                                             228,429               234,356
                                                      ----------            ----------
Total assets                                          $5,186,574            $5,070,766
                                                      ----------            ----------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                    $   52,568            $   55,943
     Current portion of long-term debt                     9,267                10,563
     Accounts payable and accrued expenses             1,085,261             1,157,808
     Income taxes payable                                209,142               177,774
                                                      ----------            ----------
Total current liabilities                              1,356,238             1,402,088

Long-term debt                                           618,343               623,090
Deferred income taxes and other liabilities              107,909               103,417
                                                      ----------            ----------
Total liabilities                                      2,082,490             2,128,595
                                                      ----------            ----------

Stockholders' equity:
     Common stock                                          3,663                 3,672
     Additional paid-in capital                          792,580               850,902
     Retained earnings                                 2,326,931             2,098,038
     Cumulative translation adjustments                  (19,090)              (10,441)
                                                      ----------            ----------
Total stockholders' equity                             3,104,084             2,942,171
                                                      ----------            ----------

Total liabilities and stockholders' equity            $5,186,574            $5,070,766
--------------------------------------------------------------------------------------

* Amounts as of January 25, 1998 are unaudited. Amounts as of October 26, 1997 are from the October 26, 1997 audited financial statements.


     See accompanying notes to consolidated condensed financial statements.

                             APPLIED MATERIALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------
                                                                                     Three Months Ended
                                                                               Jan. 25,              Jan. 26,
(In thousands)                                                                   1998                  1997
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net income                                                             $   228,893           $    29,577
      Adjustments required to reconcile
        net income to cash provided by operations:
        Acquired in-process research and development expense                      32,227                59,500
        Depreciation and amortization                                             66,889                48,507
        Equity in net income/(loss) of joint venture                                  --                    --
        Deferred income taxes                                                       (383)                4,192
        Changes in assets and liabilities, net of amounts acquired:
             Accounts receivable                                                 (77,545)               69,393
             Inventories                                                         (65,223)               58,157
             Other current assets                                                (74,662)               10,321
             Other assets                                                         (1,572)                 (141)
             Accounts payable and accrued expenses                               (47,182)                9,615
             Income taxes payable                                                 33,332                90,438
             Other liabilities                                                     8,437                 6,509
                                                                             -----------           -----------
Cash provided by operations                                                      103,211               386,068
                                                                             -----------           -----------

Cash flows from investing activities:
      Capital expenditures, net of retirements                                  (152,636)              (30,665)
      Cash paid for licensed technology                                          (32,227)                   --
      Cash paid for acquisitions, net of cash acquired                                --              (246,365)
      Proceeds from sales of short-term investments                              252,429                83,976
      Purchases of short-term investments                                       (228,030)             (147,313)
                                                                             -----------           -----------
Cash used for investing                                                         (160,464)             (340,367)
                                                                             -----------           -----------

Cash flows from financing activities:
      Short-term debt activity, net                                               (1,943)              (44,508)
      Long-term debt activity, net                                                (1,399)              (53,819)
      Common stock transactions, net                                             (58,331)               18,014
                                                                             -----------           -----------
Cash used for financing                                                          (61,673)              (80,313)
                                                                             -----------           -----------

Effect of exchange rate changes on cash                                             (804)                   82
                                                                             -----------           -----------

Decrease in cash and cash equivalents                                           (119,730)              (34,530)
Cash and cash equivalents - beginning of period                                  448,043               403,888
                                                                             -----------           -----------
Cash and cash equivalents - end of period                                    $   328,313           $   369,358
--------------------------------------------------------------------------------------------------------------

For the three months ended January 25, 1998, cash payments for interest and income taxes were $870 and $86,300, respectively. For the three months ended January 26, 1997, cash payments for interest were $1,841 and net income tax refunds were $40,734.


     See accompanying notes to consolidated condensed financial statements.

                             APPLIED MATERIALS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                       THREE MONTHS ENDED JANUARY 25, 1998



1)    Basis of Presentation
      In the opinion of management, the unaudited consolidated condensed financial statements of Applied Materials, Inc. (the Company) included herein have been prepared on a consistent basis with the October 26, 1997 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These interim financial statements should be read in conjunction with the October 26, 1997 audited consolidated financial statements and notes thereto. The Company's results of operations for the first fiscal quarter of 1998 are not necessarily indicative of future operating results.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2)    Earnings Per Share
      The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," in the first fiscal quarter of 1998. Under the provisions of SFAS 128, primary earnings per share has been replaced by basic earnings per share, which does not include the dilutive effect of stock options in its calculation. In addition, fully diluted earnings per share has been replaced by diluted earnings per share. All prior period earnings per share amounts have been restated to reflect the requirements of SFAS 128. Basic earnings per share has been computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share has been computed using the weighted average number of common shares and equivalents (representing the dilutive effect of stock options) outstanding during the period. Net income has not been adjusted for any period presented for purposes of computing basic and diluted earnings per share.

      For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. For the first fiscal quarter of 1998, options to purchase approximately 1,999,000 shares of common stock at an average price of $41.14 were excluded from the computation.

3)    Inventories
      Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows (in thousands):

                                     January 25, 1998      October 26, 1997
                                     ----------------      ----------------
      Customer service spares          $213,488               $207,938
      Systems raw materials             135,303                106,406
      Work-in-process                   282,072                256,737
      Finished goods                    114,563                115,370
                                       --------               --------
                                       $745,426               $686,451
                                       ========               ========


4)    Other Assets
      The components of other assets are as follows (in thousands):

                                     January 25, 1998      October 26, 1997
                                     ----------------      ----------------

      Purchased technology, net        $179,646              $186,127
      Goodwill, net                      12,969                13,438
      Other                              35,814                34,791
                                       --------              --------
                                       $228,429              $234,356
                                       ========              ========


      Purchased technology and goodwill are presented at cost, net of accumulated amortization, and are being amortized using the straight-line method over their estimated useful lives of eight years. The Company periodically analyzes these assets to determine whether an impairment in carrying value has occurred.

5)    Accounts Payable and Accrued Expenses
      The components of accounts payable and accrued expenses are as follows (in thousands):

                                      January 25, 1998    October 26, 1997
                                      ----------------    ----------------
      Accounts payable                   $  321,479          $  347,584
      Compensation and benefits             161,520             219,384
      Installation and warranty             232,952             216,962
      Other                                 369,310             373,878
                                         ----------          ----------
                                         $1,085,261          $1,157,808
                                         ==========          ==========


6)    Licensed Technology and Acquisitions
      During the first fiscal quarter of 1998, the Company entered into an agreement with Trikon Technologies, Inc. for a non-exclusive, worldwide, perpetual license of MORI(TM) plasma source and Forcefill(TM) deposition technology. The Company recognized pre-tax acquired in-process research and development expense of approximately $32.2 million, including transaction costs, in connection with this transaction.

      During the first fiscal quarter of 1997, the Company acquired Opal, Inc. and Orbot Instruments, Ltd. in separate transactions for approximately $293 million, consisting primarily of cash. In connection with these acquisitions, the Company recorded a non-tax deductible charge of $59.5 million for acquired in-process research and development. The Company also recorded approximately $219 million of net intangible assets and $46 million of deferred tax liabilities. With the exception of these items, the Company's results of operations and financial condition for the first fiscal quarter of 1997 were not materially impacted by these acquisitions.


7)   Litigation Settlement
     During the first fiscal quarter of 1998, the Company settled all outstanding litigation with ASM International N.V. (ASM) and recorded $80 million of pre-tax non-operating income. As a result of this settlement, ASM is also required to pay ongoing royalties for certain system shipments subsequent to the date of the settlement. The Company does not expect ongoing royalties to be material.

                             APPLIED MATERIALS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

================================================================================


   RESULTS OF OPERATIONS

   Applied Materials, Inc. (the Company) received new orders of $1,290 million for the first fiscal quarter of 1998, versus $1,374 million for the fourth fiscal quarter of 1997. The decrease in new orders is primarily attributable to softening demand for the Company's equipment from DRAM manufacturers located in Asia. The continued weakness in DRAM prices, driven by excess capacity, and recent financing difficulties in Korea and Japan, are causing many of the Company's DRAM customers to defer their capital spending. New orders by region were as follows (dollars in millions):

                      Three Months Ended
                 Jan. 25, 1998      Oct. 26, 1997
                  ($)      (%)       ($)     (%)
                 -----    -----     -----   -----
North America     402       31       403      29
Europe            237       19       217      16
Japan             169       13       242      18
Korea              82        6       101       7
Taiwan            369       29       317      23
Asia-Pacific       31        2        94       7
                -----     ----     -----    ----
Total           1,290      100     1,374     100
                =====     ====     =====    ====

   New order levels for Taiwan reflected continued investments by foundry companies. New orders for North America and Europe remained strong as a result of logic and microprocessor manufacturers' equipment requirements for their 0.25 micron applications. The Company's backlog at January 25, 1998 was $1,636 million, versus $1,722 million at October 26, 1997.

   Although the Company's results of operations for the first fiscal quarter of 1998 were not affected by the factors discussed above, there is a high degree of uncertainty regarding the near-term economic health of Asian countries, particularly Korea and Japan, and the related effect on the demand for semiconductor capital equipment. For these and other reasons, the Company's results of operations for the first fiscal quarter ended January 25, 1998 are not necessarily indicative of future operating results.

   The Company achieved record net sales of $1,308 million for the first fiscal quarter of 1998, an increase of 56.5 percent from $836 million for the corresponding period of fiscal 1997. During the corresponding period of fiscal 1997, the Company's results of operations were negatively affected by a downturn in the semiconductor industry that began in 1996. Industry conditions improved during the latter half of the Company's fiscal 1997, and the Company achieved record new orders for the fourth fiscal quarter of 1997, driven by strengthening demand for leading-edge capability from logic and microprocessor device manufacturers, foundry capacity investments by customers located primarily in Taiwan, and selected strategic investments in
   0.25 micron technology by DRAM manufacturers. As a result of the strong new orders level for the second half of fiscal 1997, the Company was able to achieve record net sales for the first fiscal quarter of 1998. Net sales by region were as follows (dollars in millions):

                      Three Months Ended
                 Jan. 25, 1998      Jan. 26, 1997
                  ($)      (%)       ($)     (%)
                 -----    -----     -----   -----
North America     471       36       293      35
Europe            196       15       201      24
Japan             222       17       125      15
Korea              52        4        50       6
Taiwan            288       22       109      13
Asia-Pacific       79        6        58       7
                -----     ----     -----    ----
Total           1,308      100       836     100
                =====     ====     =====    ====

   The Company's gross margin for the first fiscal quarter of 1998 was 48.1 percent, compared to 44.5 percent for the corresponding quarter of fiscal 1997. During fiscal 1997, the Company focused on improving manufacturing efficiencies, reducing cycle times and lowering material costs. These continuing efforts, combined with increased business volume, resulted in a higher gross margin for the first fiscal quarter of 1998.

   During the first fiscal quarter of 1998, the Company entered into an agreement with Trikon Technologies, Inc. for a non-exclusive, worldwide, perpetual license of MORI(TM) plasma source and Forcefill(TM) deposition technology. In connection with this transaction, the Company recognized approximately $32.2 million of acquired in-process research and development expense, including transaction costs, in the first fiscal quarter of 1998. During the first fiscal quarter of 1997, the Company acquired two companies, Opal, Inc. and Orbot Instruments, Ltd. (Orbot), in separate transactions and recognized $59.5 million of acquired in-process research and development expense. With the exception of this charge, these acquisitions did not have a material effect on the Company's results of operations for the first fiscal quarter of 1998 or 1997.

   Excluding acquired in-process research and development expense, operating expenses as a percentage of net sales for the three months ended January 25, 1998 and January 26, 1997 were 25.6 percent and 29.0 percent, respectively. The decrease is primarily attributable to increased business volume. Research, development and engineering expense as a percentage of net sales for the first fiscal quarter of 1998 remained unchanged at 14 percent when compared to the first fiscal quarter of 1997, primarily due to increased investment in the development of 300mm products and systems for 0.25 micron and below device production.

   Significant operations of the Company are conducted in foreign currencies, primarily Japanese yen. Forward exchange and currency option contracts are purchased to hedge certain existing firm commitments and foreign currency denominated transactions expected to occur during the next year. Gains and losses on these contracts are recognized in income when the related transactions being hedged are recognized. Because the impact of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related impact on the underlying items being hedged, these financial instruments are not expected to subject the Company to risks that would otherwise result from changes in currency exchange rates. Exchange gains and losses did not have a significant effect on the Company's results of operations for the three months ended January 25, 1998 or January 26, 1997.

   During the first fiscal quarter of 1998, the Company settled all outstanding litigation with ASM International N.V. (ASM) and recorded $80 million of pre-tax non-operating income. As a result of this settlement, ASM is also required to pay ongoing royalties for certain system shipments subsequent to the date of the settlement. The Company does not expect ongoing royalties to be material.

   Interest expense for the three months ended January 25, 1998 and January 26, 1997 was $11.9 million and $5.8 million, respectively. This increase is primarily due to interest expense associated with $400 million of debt issued by the Company during the fourth fiscal quarter of 1997.

   Interest income for the three months ended January 25, 1998 and January 26, 1997 was $21.3 million and $13.6 million, respectively. This increase resulted from higher average cash and investment balances.

   The Company's effective income tax rate for the first fiscal quarter of 1998 was 35 percent. The Company's effective income tax rate for the first fiscal quarter of 1997 was higher than the expected rate of 35 percent, due to the non-deductible nature of the $59.5 million charge for acquired in-process research and development. Management anticipates that the Company's effective income tax rate will be 35 percent for the remainder of fiscal 1998.

   FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

   The Company's financial condition remained strong at January 25, 1998, with a ratio of current assets to current liabilities of 2.8:1, compared to 2.7:1 at October 26, 1997. The Company ended the quarter with cash, cash equivalents and short-term investments of $1,399 million.

   The Company generated approximately $103 million of cash from operations in the first fiscal quarter of 1998. Sources of cash from operations included net income, plus non-cash charges for depreciation, amortization and acquired in-process research and development expense, of $328 million and an increase in income taxes payable of $33 million. These sources of cash were partially offset by increases in accounts receivable, inventories and other current assets of $78 million, $65 million and $75 million, respectively, and a decrease in accounts payable and accrued expenses of $47 million.

   Cash used for investing activities in the first fiscal quarter of 1998 of approximately $160 million was primarily for purchases of property, plant and equipment ($153 million, net) and licensed technology ($32 million), which were partially offset by $24 million of proceeds from net sales of short-term investments.

   Cash used for financing activities in the first fiscal quarter of 1998 of approximately $62 million consisted primarily of stock repurchases of $80 million, which were partially offset by $21 million of proceeds from the exercise of stock options.

   At January 25, 1998, the Company's principal sources of liquidity consisted of $1,399 million of cash, cash equivalents and short-term investments and $302 million of available credit facilities. The Company may from time to time raise additional cash in the debt and equity markets to better balance its capital structure or support long-term business growth. The Company's liquidity is affected by many factors, some of which are based on the normal on-going operations of the business, and others of which relate to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy the Company's liquidity requirements for the next twelve months.

   Capital expenditures are estimated to be approximately $650 million in fiscal 1998, consisting primarily of investments in manufacturing and research laboratory facilities for advanced 300mm technology.

   The Company is authorized to repurchase shares of its common stock in the open market in amounts intended to reduce the dilution resulting from its stock-based employee benefit and incentive plans. This authorization is effective until the March 2001 Annual Meeting of Stockholders. The Company repurchased 2,653,500 shares of its common stock during the first fiscal quarter of 1998, for a total cash outlay of approximately $80 million.

   TRENDS, RISKS AND UNCERTAINTIES

   When used in this Management's Discussion and Analysis, the words "anticipate," "estimate," "expect" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risk and uncertainties include, but are not limited to, those discussed below.

   The semiconductor industry has historically been cyclical and subject to sudden and sharp changes in supply and demand. The timing, length and severity of these cycles are difficult to predict. During periods of reduced and declining demand, the Company must be able to quickly align its cost structure with the expected size of its future operating levels, and to motivate and retain key employees. During periods of rapid growth, the Company must be able to acquire and/or develop sufficient manufacturing capacity to meet customer demand and hire and assimilate an adequate number of qualified people.

   The Company's backlog was approximately $1,636 million as of January 25, 1998, compared to $1,722 million as of October 26, 1997. The Company schedules production of its systems based upon order backlog and customer commitments. Backlog includes only orders for which written authorizations have been accepted and shipment dates within 12 months have been assigned. Due to possible customer changes in delivery schedules and cancellation of orders, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period could adversely affect the Company's future results of operations.

   The Company sells systems and provides services to customers located throughout the world. Managing global operations and sites located throughout the world presents challenges associated with cultural diversities and organizational alignment. Moreover, each region in the global semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary from period to period. Although international markets provide the Company with significant growth opportunities, periodic economic downturns, trade balance issues, political instability and fluctuations in interest and foreign currency exchange rates are all risks which could affect global product and service demand. The Company actively manages its exposure to changes in foreign currency exchange rates, but there can be no assurance that future changes in foreign currency exchange rates will not have a material effect on its results of operations or financial condition.

   The Company operates in a highly competitive industry characterized by increasingly rapid technological changes. The Company's future success is therefore dependent on its ability to develop new products (including those for 300mm technology and 0.25 micron and below production), to qualify these new products with its customers, to successfully introduce these products to the marketplace on a timely basis, to commence production to meet customer demands and to develop new markets in the semiconductor industry for its products and services. The successful introduction of new technology and products is increasingly complex. If the Company is unable, for whatever reason, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, its results of operations could be adversely impacted.

   Many Asian countries are currently experiencing banking and currency difficulties that could lead to economic recession in those countries. Specifically, the decline in value of the Korean currency, together with difficulties in obtaining credit, has resulted in a decline in the purchasing power of the Company's Korean customers. This has resulted in some cancellations or delays of orders for the Company's products from Korean customers and may result in additional cancellations or delays in the future. In addition, if Japan's economy remains stagnant or weakens further, other economies could be adversely affected and capital equipment investments by Japanese customers could decrease. Net sales to customers located in Korea and Japan for the first fiscal quarter of 1998 were 4 percent and 17 percent, respectively, of the Company's total net sales.

   The DRAM market continues to be characterized by excess capacity and low device prices. Despite this, the Company's new order levels for the past several fiscal quarters have included a significant amount of strategic investments by DRAM manufacturers. If DRAM customers decrease their strategic investments in manufacturing equipment, the Company's results of operations could be adversely affected.

   The Company completed acquisitions of Opal and Orbot in the first fiscal quarter of 1997. These acquisitions marked the Company's entrance into the metrology and inspection semiconductor manufacturing equipment markets. To date, the Company's results of operations have not been materially affected as a result of the acquisitions, except for a one-time charge for acquired in-process research and development. However, the Company expects the acquired companies to contribute significantly to its results of operations in the future. If the Company is not able to successfully integrate the operations of these newly acquired companies or expand their customer bases, the Company's expectations for its future results of operations may not be met. Also, to the extent that there is an impairment, for whatever reason, in the value of intangible assets recorded in connection with the acquisitions, the Company's results of operations could be adversely affected.

   The Company has commenced, for its information systems, a year 2000 date conversion project to address all necessary changes, testing and implementation. The "Year 2000 Issue" creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on financial and operational transactions worldwide. At present, the Company's internal systems, the ability of the Company's suppliers to address the "Year 2000 Issue", and the impact of the "Year 2000 Issue" on the programs which operate the Company's products have been identified as the primary areas of risk to the Company from the "Year 2000 Issue". Management continues to assess Year 2000 compliance issues. Significant difficulties with, or failure of, the Company's and/or third parties' computer systems could have a material effect on the Company's ability to conduct its business.

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

   PART II  OTHER INFORMATION

   Item 1. Legal Proceedings

   During the first fiscal quarter of 1998, the Company resolved all outstanding legal disputes with Advanced Semiconductor Materials International N.V., Epsilon Technology Inc. (doing business as ASM Epitaxy) and Advanced Semiconductor Materials America Inc. (collectively ASM). The settlement included ASM's payment of $80 million, a cross license of certain patented technologies held by Applied Materials and ASM, certain covenants not to sue for potential patent infringement of existing commercially available systems and processes offered by each company and a dismissal with prejudice of all pending litigation between the companies. The settlement also included ongoing royalties payable by ASM on shipments of systems for epitaxial and plasma TEOS technologies. ASM's payment of $80 million was in the form of a convertible note, against which the Company received a payment of $15 million in November 1997.

   In April 1997, the Company filed suit against AST Electronik GmbH and AST Electronik USA, Inc. (collectively AST), and AG Associates, Inc. (AG) in the United States District Court for the Northern District of California (case no. C-97-20375RWM), alleging infringement of several of the Company's patents relating to rapid thermal processing. In October 1997, AST and AG each brought counterclaims alleging that the Company infringes patents concerning related technology. Discovery is commencing and trial has been set for March 1999.

   As a result of the Company's acquisition of Orbot, the Company is involved in a lawsuit captioned KLA Instruments Corporation (KLA) v. Orbot (case no. C93-20886-JW) in the United States District Court for the Northern District of California. KLA alleges that the Company infringes one patent regarding equipment for the inspection of masks and reticles, and KLA seeks an injunction, damages and such other relief as the Court may find appropriate. There has been discovery, but no trial date has been set.

   On June 13, 1997, the Company filed a patent infringement lawsuit against Varian Associates, Inc. captioned Applied Materials, Inc. v. Varian Associates, Inc. (Varian) (case no. C-97-20523-RMW), alleging infringement of several of the Company's patents concerning physical vapor deposition (PVD) technology. The complaint was later amended on July 7, 1997 to include Novellus as a defendant as a result of Novellus' acquisition of the Varian thin film PVD business unit. The Company seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys fees. Varian answered the complaint by denying all allegations, counterclaiming for declaratory judgment of invalidity and unenforceability and alleging conduct by Applied Materials in violation of antitrust laws. On June 23, 1997, Novellus filed a separate patent infringement lawsuit against the Company captioned Novellus Systems, Inc. v. Applied Materials, Inc. (case no. C-97-20551-EAI), alleging infringement by the Company of three patents concerning PVD technology which were formerly owned by Varian. On July 8, 1997, Varian filed a separate lawsuit against the Company captioned Varian Associates, Inc. v. Applied Materials, Inc. (case no. C-97-20597-PVT), alleging a broad range of conduct in violation of federal antitrust laws and state unfair competition and business practice laws. Discovery has commenced in these actions. No trial dates have been set. Management believes that it has meritorious claims and defenses and intends to vigorously pursue these matters.

   The Company is subject to various other legal proceedings and claims, asserted and unasserted, which arise in the ordinary course of business. Any such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management's attention and resources. The outcome of these claims and their effect on the Company's results of operations cannot be predicted with certainty.

   Item 5. Other Information

   The ratio of earnings to fixed charges for the first fiscal quarter ended January 25, 1998 and January 26, 1997, and for each of the last five fiscal years, was as follows:

                     Three Months Ended
                     ------------------                                          Fiscal Year
                 Jan. 25,          Jan. 26,          -----------------------------------------------------------------
                  1998              1997              1997            1996         1995           1994            1993
                  ----              ----              ----            ----         ----           ----            ----
                 20.10x             7.56x            18.96x          20.14x       21.25x         13.37x          7.61x
                 ======             =====            ======          ======       ======         ======          =====


   Item 6.      Exhibits and Reports on Form 8-K

                a) Exhibits are numbered in accordance with the Exhibit Table of
                   Item 601 of Regulation S-K:

                        27.0      Financial Data Schedule: filed electronically

                b) No report on Form 8-K was filed during the first fiscal quarter of 1998.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         APPLIED MATERIALS, INC.




   March 11, 1998                        By:   \s\ Joseph R. Bronson
                                               --------------------------------
                                               Joseph R. Bronson
                                               Senior Vice President,
                                               Chief Financial Officer and
                                               Chief Administrative Officer
                                               (Principal Financial Officer)



                                         By:  \s\ Michael K. O'Farrell
                                               --------------------------------
                                               Michael K. O'Farrell
                                               Vice President and
                                               Corporate Controller
                                               (Principal Accounting Officer)