Form 10-Q
period 1998-04-26
APPLIED MATERIALS INC /DE
filed 1998-06-04
CIK 6951

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended APRIL 26, 1998 or
                                               --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number  0-6920
                        ------

                             APPLIED MATERIALS, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                               94-1655526
--------------------------------------------------------------------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)

3050 Bowers Avenue, Santa Clara, California            95054-3299
--------------------------------------------------------------------------------
Address of principal executive offices                 (Zip Code)

Registrant's telephone number, including area code  (408) 727-5555
                                                    ----------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Number of shares outstanding of the issuer's common stock as of April 26, 1998:
365,627,382

--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             APPLIED MATERIALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended           Six Months Ended
------------------------------------------------------------------------------------------------------
                                                 April 26,      April 27,    April 26,      April 27,
(In thousands, except per share amounts)            1998          1997          1998           1997
------------------------------------------------------------------------------------------------------
Net sales                                        $1,176,316     $900,862     $2,484,001     $1,736,638
Cost of products sold                               622,027      486,845      1,300,271        950,965
                                                 ----------     --------     ----------     ----------

Gross margin                                        554,289      414,017      1,183,730        785,673
Operating expenses:
    Research, development and engineering           181,937      131,973        364,266        248,465
    Marketing and selling                            84,689       74,965        171,078        141,236
    General and administrative                       76,745       59,617        142,513        119,225
    Acquired in-process research and
        development                                      --           --         32,227         59,500
                                                 ----------     --------     ----------     ----------

Income from operations                              210,918      147,462        473,646        217,247

Income from litigation settlement                        --           --         80,000             --

Interest expense                                     11,885        4,935         23,749         10,735
Interest income                                      18,230       14,598         39,509         28,155
                                                 ----------     --------     ----------     ----------

Income from consolidated companies
    before taxes                                    217,263      157,125        569,406        234,667
Provision for income taxes                           76,042       54,994        199,292        102,959
                                                 ----------     --------     ----------     ----------

Income from consolidated companies                  141,221      102,131        370,114        131,708
Equity in net income/(loss) of joint venture             --           --             --             --
                                                 ----------     --------     ----------     ----------

Net income                                       $  141,221     $102,131     $  370,114     $  131,708
                                                 ----------     --------     ----------     ----------

Earnings per share:*
    Basic                                        $     0.39     $   0.28     $     1.01     $     0.36
    Diluted                                      $     0.37     $   0.27     $     0.98     $     0.35

Weighted average number of shares:*
    Basic                                           365,936      362,846        366,555        362,134
    Diluted                                         379,247      375,798        379,320        373,524

------------------------------------------------------------------------------------------------------

* Amounts for the three and six months ended April 27, 1997 have been retroactively restated to reflect a two-for-one stock split in the form of a 100 percent stock dividend, effective October 13, 1997.

     See accompanying notes to consolidated condensed financial statements.

                             APPLIED MATERIALS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS*

------------------------------------------------------------------------------
                                                  April 26,        October 26,
(In thousands)                                      1998              1997
------------------------------------------------------------------------------
ASSETS

Current assets:
   Cash and cash equivalents                     $   309,364       $   448,043
   Short-term investments                            906,801         1,094,912
   Accounts receivable, net                        1,225,788         1,110,885
   Inventories                                       714,126           686,451
   Deferred income taxes                             324,685           324,568
   Other current assets                              206,112           105,498
                                                 -----------       -----------
Total current assets                               3,686,876         3,770,357

Property, plant and equipment, net                 1,229,711         1,066,053
Other assets                                         223,512           234,356
                                                 -----------       -----------
Total assets                                     $ 5,140,099       $ 5,070,766
                                                 -----------       -----------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                 $    31,387       $    55,943
   Current portion of long-term debt                   9,600            10,563
   Accounts payable and accrued expenses           1,050,097         1,157,808
   Income taxes payable                              131,698           177,774
                                                 -----------       -----------
Total current liabilities                          1,222,782         1,402,088

Long-term debt                                       616,495           623,090
Deferred income taxes and other liabilities          110,263           103,417
                                                 -----------       -----------
Total liabilities                                  1,949,540         2,128,595
                                                 -----------       -----------

Stockholders' equity:
   Common stock                                        3,656             3,672
   Additional paid-in capital                        735,944           850,902
   Retained earnings                               2,468,152         2,098,038
   Cumulative translation adjustments                (17,193)          (10,441)
                                                 -----------       -----------
Total stockholders' equity                         3,190,559         2,942,171
                                                 -----------       -----------

Total liabilities and stockholders' equity       $ 5,140,099       $ 5,070,766
------------------------------------------------------------------------------

* Amounts as of April 26, 1998 are unaudited. Amounts as of October 26, 1997 are from the October 26, 1997 audited financial statements.

     See accompanying notes to consolidated condensed financial statements.

                             APPLIED MATERIALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------
                                                                           Six Months Ended
                                                                       April 26,       April 27,
(In thousands)                                                           1998            1997
------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                          $ 370,114       $ 131,708
   Adjustments required to reconcile net income
      to cash provided by operations:
      Acquired in-process research and development expense                32,227          59,500
      Depreciation and amortization                                      136,604         105,826
      Equity in net income/(loss) of joint venture                            --              --
      Deferred income taxes                                                 (932)          4,095
      Changes in assets and liabilities, net of amounts acquired:
         Accounts receivable                                            (139,716)         16,303
         Inventories                                                     (32,451)        (15,243)
         Other current assets                                           (100,728)         (7,303)
         Other assets                                                     (2,563)           (317)
         Accounts payable and accrued expenses                           (87,000)         68,807
         Income taxes payable                                            (44,311)        106,458
         Other liabilities                                                10,294           5,284
                                                                       ---------       ---------
Cash provided by operations                                              141,538         475,118
                                                                       ---------       ---------

Cash flows from investing activities:
      Capital expenditures, net of retirements                          (293,605)        (76,521)
      Cash paid for licensed technology                                  (32,227)             --
      Cash paid for acquisitions, net of cash acquired                        --        (246,565)
      Proceeds from sales of short-term investments                      520,318         244,937
      Purchases of short-term investments                               (332,207)       (483,383)
                                                                       ---------       ---------
Cash used for investing                                                 (137,721)       (561,532)
                                                                       ---------       ---------

Cash flows from financing activities:
      Short-term debt activity, net                                      (23,939)        (58,318)
      Long-term debt activity, net                                        (3,801)        (55,807)
      Common stock transactions, net                                    (114,974)            771
                                                                       ---------       ---------
Cash used for financing                                                 (142,714)       (113,354)
                                                                       ---------       ---------

Effect of exchange rate changes on cash                                      218          (1,460)
                                                                       ---------       ---------

Decrease in cash and cash equivalents                                   (138,679)       (201,228)
Cash and cash equivalents - beginning of period                          448,043         403,888
                                                                       ---------       ---------
Cash and cash equivalents - end of period                              $ 309,364       $ 202,660
------------------------------------------------------------------------------------------------

For the six months ended April 26, 1998, cash payments for interest and income taxes were $22,532 and $237,043, respectively. For the six months ended April 27, 1997, cash payments for interest were $9,908 and net income tax refunds were $8,190.

     See accompanying notes to consolidated condensed financial statements.

                             APPLIED MATERIALS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                         SIX MONTHS ENDED APRIL 26, 1998


1)  Basis of Presentation

    In the opinion of management, the unaudited consolidated condensed financial statements of Applied Materials, Inc. (the Company) included herein have been prepared on a consistent basis with the October 26, 1997 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These interim consolidated financial statements should be read in conjunction with the October 26, 1997 audited consolidated financial statements and notes thereto. The Company's results of operations for the three and six months ended April 26, 1998 are not necessarily indicative of future operating results.

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

    For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. For the three months ended April 26, 1998, options to purchase approximately 1,441,000 shares of common stock at an average price of $43.65 were excluded from the computation, and for the six months ended April 26, 1998, options to purchase approximately 1,714,000 shares of common stock at an average price of $42.37 were excluded from the computation.

3)  Inventories

    Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows (in thousands):

                                         April 26, 1998        October 26, 1997
                                         --------------        ----------------
    Customer service spares                 $231,194               $207,938
    Raw materials                            129,264                106,406
    Work-in-process                          238,782                256,737
    Finished goods                           114,886                115,370
                                            --------               --------
                                            $714,126               $686,451
                                            ========               ========

4)  Other Assets

    The components of other assets are as follows (in thousands):

                                         April 26, 1998        October 26, 1997
                                         --------------        ----------------
    Purchased technology, net               $173,373               $186,127
    Goodwill, net                             12,506                 13,438
    Other                                     37,633                 34,791
                                            --------               --------
                                            $223,512               $234,356
                                            ========               ========

    Purchased technology and goodwill are presented at cost, net of accumulated amortization, and are being amortized using the straight-line method over their estimated useful lives of eight years. The Company periodically analyzes these assets to determine whether an impairment in carrying value has occurred.

5)  Accounts Payable and Accrued Expenses

    The components of accounts payable and accrued expenses are as follows (in thousands):

                                         April 26, 1998        October 26, 1997
                                         --------------        ----------------
    Accounts payable                       $  274,870             $  347,584
    Compensation and benefits                 195,289                219,384
    Installation and warranty                 233,351                216,962
    Other                                     346,587                373,878
                                           ----------             ----------
                                           $1,050,097             $1,157,808
                                           ==========             ==========

6)  Licensed Technology and Acquisitions

    During the first fiscal quarter of 1998, the Company entered into an agreement with Trikon Technologies, Inc. for a non-exclusive, worldwide, perpetual license of MORI(TM) plasma source and Forcefill(TM) deposition technology. The Company recognized pre-tax acquired in-process research and development expense of approximately $32.2 million, including transaction costs, in connection with the execution of this agreement.

    During the first fiscal quarter of 1997, the Company acquired Opal, Inc. and Orbot Instruments, Ltd. in separate transactions for approximately $293 million, consisting primarily of cash. In connection with these acquisitions, the Company recorded a non-tax deductible charge of $59.5 million for acquired in-process research and development. With the exception of this item, the Company's results of operations were not materially affected by these acquisitions for the six months ended April 27, 1997.

7)  Litigation Settlement

    During the first fiscal quarter of 1998, the Company settled all outstanding litigation with ASM International N.V. (ASM) and recorded $80 million of pre-tax non-operating income. As a result of this settlement, ASM is also required to pay ongoing royalties for certain system shipments subsequent to the date of the settlement. Ongoing royalties have not been, and are not expected to be, material.

8)  Subsequent Event

    On May 26, 1998, the Company announced a Voluntary Separation Plan (VSP) as part of its continuing efforts to reduce costs. These efforts are in response to continued cutbacks in capital equipment investment by semiconductor manufacturers. The VSP will be offered to selected employees in early June. Employees who choose to leave the Company under the VSP will receive a package of separation pay and benefits. As a result of this workforce reduction, the Company will incur a pre-tax restructuring charge estimated to be $25 million to $30 million, or approximately $0.05 per diluted share after-tax, during its third fiscal quarter ending July 26, 1998. This charge will primarily cover the cost of employee separation pay and benefits.

9)  New Accounting Pronouncement

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance regarding the determination of whether computer software is internal-use software, the capitalization of costs incurred for computer software developed or obtained for internal use and accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. The Company has not yet determined the effect, if any, of adopting SOP 98-1, which will be effective for the Company's fiscal 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical statements, this Report on Form 10-Q contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. These forward-looking statements reflect management's opinions only as of the date hereof, and the Company assumes no obligation to update this information. Risks and uncertainties include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Trends, Risks and Uncertainties." Other risks and uncertainties are disclosed in the Company's SEC filings, including the Company's Report on Form 10-K for the fiscal year ended October 26, 1997 and Report on Form 10-Q for the first fiscal quarter ended January 25, 1998.

RESULTS OF OPERATIONS

Applied Materials, Inc. (the Company) received new orders of $1.0 billion for the second fiscal quarter of 1998, versus $1.3 billion for the first fiscal quarter of 1998 and $1.4 billion for the fourth fiscal quarter of 1997. This trend of declining quarterly new order levels results from reduced demand for capital equipment as semiconductor manufacturers continue to assess DRAM overcapacity, the Asian financial crisis and demand shifts in the PC market resulting from lower priced products. New orders by region were as follows (dollars in millions):

                                    Three Months Ended
                                    ------------------
                         April 26, 1998              Jan. 25, 1998
                         ($)          (%)           ($)           (%)
                        -----         ---          -----          ---
North America             430          42            402           31
Europe                    164          16            237           19
Japan                     155          15            169           13
Korea                      41           4             82            6
Taiwan                    111          11            369           29
Asia-Pacific              126          12             31            2
                        -----         ---          -----          ---
Total                   1,027         100          1,290          100
                        =====         ===          =====          ===

New orders from customers located in North America increased from the prior quarter as a result of strengthening demand from logic device manufacturers for
0.25 micron technology. New orders in Europe decreased from the prior quarter as non-European headquartered semiconductor manufacturers reduced their investment in that region. Japan and Korea orders reflect reduced demand from DRAM manufacturers and poor economic conditions in those countries. Taiwan orders decreased as customers began to absorb significant capacity purchases made in prior quarters. The increase in orders from Asia-Pacific is primarily the result of significant orders from new customers in China. The Company's backlog at April 26, 1998 was $1.4 billion, versus $1.6 billion at January 25, 1998 and $1.7 billion at October 26, 1997.

The Company's results of operations for the second fiscal quarter of 1998 were negatively affected by the factors discussed above, and the Company expects further impact on its results of operations for the third and fourth fiscal quarters of 1998. There is a high degree of uncertainty regarding DRAM capacity issues, demand shifts in the personal computer industry and the near-term economic health of Asian countries, particularly Japan and Korea, and their related effect on the demand for semiconductor capital equipment. For these and other reasons, the Company's results of operations for the three and six months ended April 26, 1998 are not necessarily indicative of future operating results.

The Company's net sales for the three and six months ended April 26, 1998 increased 30.6 and 43.0 percent, respectively, from the corresponding periods of fiscal 1997. During the corresponding periods of fiscal 1997, the Company's results of operations were negatively affected by a downturn in the semiconductor industry that began in 1996. Industry conditions improved during the latter half of the Company's fiscal 1997, and the Company achieved record new orders for the fourth fiscal quarter of 1997, driven by strengthening demand for leading-edge capability from logic and microprocessor device manufacturers, foundry capacity investments by customers located primarily in Taiwan, and selected strategic investments in 0.25 micron technology by DRAM manufacturers. This improvement in industry conditions resulted in increased net sales for the three and six months ended April 26, 1998, when compared to the corresponding periods of fiscal 1997. Net sales by region were as follows (dollars in millions):

                             Three Months Ended                            Six Months Ended
                     April 26, 1998       April 27, 1997         April 26, 1998         April 27, 1997
                     ($)        (%)       ($)         (%)        ($)          (%)        ($)        (%)
                    -----       ---       ---         ---       -----         ---       -----       ---
North America         465        40       352          39         936          38         645        37
Europe                159        13       125          14         355          14         326        19
Japan                 204        17       135          15         426          17         260        15
Korea                  30         3       102          11          82           3         152         9
Taiwan                273        23       135          15         561          23         244        14
Asia-Pacific           45         4        52           6         124           5         110         6
                    -----       ---       ---         ---       -----         ---       -----       ---
                    1,176       100       901         100       2,484         100       1,737       100
                    =====       ===       ===         ===       =====         ===       =====       ===

The Company's gross margin for the three and six months ended April 26, 1998 was
47.1 and 47.7 percent, respectively, compared to 46.0 and 45.2 percent, respectively, for the corresponding periods of fiscal 1997. During fiscal 1998, the Company has focused on improving manufacturing efficiencies, reducing cycle times and lowering material costs. These continuing efforts, combined with increased business volume, resulted in a higher gross margin for the three and six months ended April 26, 1998.

During the first fiscal quarter of 1998, the Company entered into an agreement with Trikon Technologies, Inc. for a non-exclusive, worldwide, perpetual license of MORI(TM) plasma source and Forcefill(TM) deposition technology. In connection with this transaction, the Company recognized approximately $32.2 million of acquired in-process research and development expense, including transaction costs. During the first fiscal quarter of 1997, the Company acquired two companies, Opal, Inc. and Orbot Instruments, Ltd. (Orbot), in separate transactions and recognized $59.5 million of acquired in-process research and development expense. With the exception of these charges, the transactions did not have a material effect on the Company's results of operations for the six months ended April 26, 1998 or April 27, 1997.

Excluding acquired in-process research and development expense, operating expenses as a percentage of net sales for the three and six months ended April 26, 1998 were 29.2 and 27.3 percent, respectively, versus 29.6 and 29.3 percent, respectively, for the corresponding periods of fiscal 1997. The decreases are primarily attributable to increased business volume. Research, development and engineering expense as a percentage of net sales for the three and six months ended April 26, 1998 was 15.5 percent and 14.7 percent, respectively, versus
14.6 percent and 14.3 percent, respectively, for the corresponding periods of fiscal 1997. The increases are primarily the result of investment in the development of 300mm products and systems for 0.25 micron and below device production.

Significant operations of the Company are conducted in foreign currencies, primarily Japanese yen. Forward exchange and currency option contracts are purchased to hedge certain existing firm commitments and foreign currency denominated transactions expected to occur during the next year. Gains and losses on these contracts are recognized in income when the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject the Company to risks that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses did not have a significant effect on the Company's results of operations for the three and six months ended April 26, 1998 or April 27, 1997.

Interest expense for the three and six months ended April 26, 1998 was $12 million and $24 million, respectively, compared to $5 million and $11 million, respectively, for the corresponding periods of fiscal year 1997. The increases are primarily due to interest expense associated with $400 million of debt issued by the Company during the fourth fiscal quarter of 1997.

Interest income for the three and six months ended April 26, 1998 was $18 million and $40 million, respectively, compared to $15 million and $28 million, respectively, for the corresponding periods of fiscal 1997. The increases resulted primarily from higher average cash, cash equivalents and short-term investment balances.

The Company's effective income tax rate for the three and six months ended April 26, 1998 was 35 percent, consistent with the rate for the three months ended April 27, 1997. The Company's effective income tax rate for the six months ended April 27, 1997 was higher than 35 percent due to the non-deductible nature of the $59.5 million charge for acquired in-process research and development. Management anticipates that the Company's effective income tax rate will be 35 percent for the remainder of fiscal 1998.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition remained strong at April 26, 1998, with a ratio of current assets to current liabilities of 3.0:1, compared to 2.7:1 at October 26, 1997. The Company ended the quarter with cash, cash equivalents and short-term investments of $1.2 billion.

The Company generated approximately $142 million of cash from operations in the first six months of fiscal 1998. The primary source of cash from operations was net income (plus non-cash charges for depreciation, amortization and acquired in-process research and development expense) of $539 million, which was partially offset by increases in accounts receivable, inventories and other current assets of $140 million, $32 million and $101 million, respectively, and decreases in accounts payable and accrued expenses and income taxes payable of $87 million and $44 million, respectively.

Cash used for investing activities in the first six months of fiscal 1998 was approximately $138 million, consisting primarily of purchases of property, plant and equipment ($294 million, net) and licensed technology ($32 million), which were partially offset by $188 million of proceeds from net sales of short-term investments.

Cash used for financing activities in the first six months of fiscal 1998 was approximately $143 million, consisting of stock repurchases of $143 million and net debt repayments of $28 million, which were partially offset by proceeds from stock issuances of $28 million.

At April 26, 1998, the Company's principal sources of liquidity consisted of $1.2 billion of cash, cash equivalents and short-term investments and $500 million of available credit facilities. The Company may from time to time raise additional cash in the debt and equity markets to better balance its capital structure or support long-term business growth. The Company's liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy the Company's liquidity requirements for the next twelve months.

Capital expenditures are expected to be approximately $600 million for fiscal 1998, consisting primarily of investments in manufacturing and research laboratory facilities.

The Company is authorized to systematically repurchase shares of its common stock in the open market to reduce the dilution resulting from its stock-based employee benefit and incentive plans. This authorization is effective until the March 2001 Annual Meeting of Stockholders. The Company repurchased 4,453,000 shares of its common stock during the six months ended April 26, 1998, for a total cash outlay of approximately $143 million.

TRENDS, RISKS AND UNCERTAINTIES

INDUSTRY VOLATILITY

The semiconductor industry has historically been cyclical and subject to sudden and sharp changes in supply and demand. The timing, length and severity of these cycles are difficult to predict. During periods of reduced and declining demand, the Company must be able to quickly align its cost structure with the expected size of its future operating levels, and motivate and retain key employees. During periods of rapid growth, the Company must be able to acquire and/or develop sufficient manufacturing capacity to meet customer demand and hire and assimilate a sufficient number of qualified people.

In response to the current industry cycle, the Company has implemented a number of programs intended to align its cost structure with prevailing market conditions. These programs include workforce actions (for example, a Voluntary Separation Plan, restrictions on new hires and reductions in the number of temporary workers and contractors), mandatory shutdown days and delayed capital spending. In connection with the Voluntary Separation Plan, the Company will incur a pre-tax restructuring charge estimated to be $25 million to $30 million, or approximately $0.05 per diluted share after-tax, for its third fiscal quarter ending July 26, 1998. There can be no assurance that these cost reduction programs will be sufficient, or that the actual restructuring charge will not differ materially from the current estimate.

ASIAN FINANCIAL CRISIS

Certain Asian countries are experiencing banking and currency difficulties that have lead to economic slowdowns or recessions in those countries. This, in turn, has resulted in reduced demand for the Company's products. For instance, the purchasing power of the Company's Korean customers has declined as a result of, among other things, difficulties in obtaining credit and the decline in value of the Korean won. Korean customers have canceled or delayed orders for the Company's products and may cancel or delay additional orders. Japan's economy is also weak and does not appear to have responded to recent stimulus efforts. If Japan's economy remains stagnant or deteriorates further, capital equipment investment by Japanese customers could decrease and the economies of other countries could be negatively affected. Net sales to customers located in Korea and Japan for the second fiscal quarter of 1998 were 3 percent and 17 percent, respectively, of the Company's total net sales.

DRAM OVERCAPACITY AND DEMAND SHIFTS IN THE PC INDUSTRY

The DRAM market continues to be characterized by excess capacity and low device prices, which could cause DRAM device manufacturers to further decrease their capital spending. In the PC market, shifts in demand from more expensive, high performance products to low cost products may result in reduced profitability for semiconductor manufacturers, which could delay or decrease their investment in the Company's products.

GLOBAL BUSINESS

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

YEAR 2000

Many computer systems used by the Company may not properly recognize a date using "00" as the year 2000 (Year 2000). This could result in system/program failures or logic errors that would disrupt normal business activities. The Company is in the process of identifying and modifying or replacing computer systems that potentially subject the Company to risk.

In addition, certain software programs used to operate systems manufactured and sold by the Company may not be Year 2000 compliant. The Company is currently evaluating such software programs to determine if they are Year 2000 ready, and has notified its customers that plans are being developed to address this issue.

The Company has initiated communications with suppliers to raise their awareness of the Year 2000 issue and to determine the extent to which the Company is vulnerable to their failure to remediate their own Year 2000 issues. The Company cannot reasonably predict the degree to which its suppliers will be successful in mitigating the potential negative effects of the Year 2000 date-recognition problem.

If computer systems used by the Company or its suppliers, or the software applications used in systems manufactured and sold by the Company, fail or experience significant difficulties, the Company's results of operations could be materially affected. At this time, the Company cannot reasonably estimate the cost of its Year 2000 compliance program.

FOREIGN CURRENCY

Significant operations of the Company are conducted in foreign currencies, primarily Japanese yen. The Company actively manages its exposure to changes in foreign currency exchange rates, but there can be no assurance that future changes in foreign currency exchange rates will not have a material effect on its results of operations or financial condition.

BACKLOG

The Company's backlog was $1.4 billion as of April 26, 1998, compared to $1.6 billion as of January 25, 1998 and $1.7 billion as of October 26, 1997. The Company schedules production of its systems based upon order backlog and customer commitments. Backlog includes only orders for which written authorizations have been accepted and shipment dates within 12 months have been assigned. Due to possible customer changes in delivery schedules and cancellation of orders, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

TECHNOLOGICAL ADVANCES

The Company operates in a highly competitive industry characterized by increasingly rapid technological changes. The Company's future success is therefore dependent on its ability to develop new products (including those for new materials, 300mm technology and 0.25 micron and below production), to qualify new products with its customers, to successfully introduce new products to the marketplace on a timely basis, to commence production to meet customer demands and to develop new markets in the semiconductor industry for its products and services. If the Company is unable, for whatever reason, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, its results of operations could be adversely affected.

LITIGATION

The Company is currently involved in litigation regarding patents and other intellectual property rights (see Part II, Item 1) and could become involved in additional litigation in the future. In the normal course of business, the Company from time to time receives and makes inquiries with regard to possible patent infringement, and is subject to various other legal proceedings and claims, either asserted or unasserted. Any such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management's attention and resources. There can be no assurance regarding the outcome of current or future litigation or patent infringement inquiries.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has performed an analysis to assess the potential effect of reasonably possible near-term changes in interest and foreign currency exchange rates. The effect of such rate changes is not expected to be material to the Company's results of operations, cash flows or financial condition. Net foreign currency gains and losses were not material for the three or six months ended April 26, 1998.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 1997, the Company filed suit against AST Electronik GmbH and AST Electronik USA, Inc. (collectively AST), and AG Associates, Inc. (AG) in the United States District Court for the Northern District of California (case no. C-97-20375RWM), alleging infringement of several of the Company's patents relating to rapid thermal processing. In October 1997, AST and AG each brought counterclaims alleging that the Company infringes patents concerning related technology. Recently, AG filed additional counterclaims, alleging infringement of several patents. The Company believes these counterclaims are improper and is seeking dismissal. Discovery has commenced and trial has been set for March 1999.

As a result of the Company's acquisition of Orbot, the Company is involved in a lawsuit captioned KLA Instruments Corporation (KLA) v. Orbot (case no. C93-20886-JW) in the United States District Court for the Northern District of California. KLA alleges that the Company infringes one patent regarding equipment for the inspection of masks and reticles, and KLA seeks an injunction, damages and such other relief as the Court may find appropriate. There has been discovery, but no trial date has been set. Management believes that it has meritorious defenses and intends to pursue this matter vigorously.

On June 13, 1997, the Company filed a lawsuit against Varian Associates, Inc. captioned Applied Materials, Inc. v. Varian Associates, Inc. (Varian) (case no. C-97-20523-RMW), alleging infringement of several of the Company's patents concerning physical vapor deposition (PVD) technology. The complaint was later amended on July 7, 1997 to include Novellus Systems, Inc. (Novellus) as a defendant as a result of Novellus' acquisition of Varian's thin film PVD business. The Company seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys fees. Varian answered the complaint by denying all allegations, counterclaiming for declaratory judgment of invalidity and unenforceability and alleging conduct in violation of antitrust laws. On June 23, 1997, Novellus filed a separate lawsuit against the Company captioned Novellus Systems, Inc. v. Applied Materials, Inc. (case no. C-97-20551-EAI), alleging infringement by the Company of three patents concerning PVD technology that were formerly owned by Varian. On July 8, 1997, Varian filed a separate lawsuit against the Company captioned Varian Associates, Inc. v. Applied Materials, Inc. (case no. C-97-20597-PVT), alleging a broad range of conduct in violation of federal antitrust laws and state unfair competition and business practice laws. Discovery has commenced in these actions. No trial dates have been set. Management believes that it has meritorious claims and defenses and intends to pursue these matters vigorously.

The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on March 17, 1998 in Austin, Texas. Nine incumbent directors were re-elected without opposition to serve another one-year term in office. The results of this election were as follows:

            Name of Director                Votes For           Votes Withheld
            ------------------------------------------------------------------
            James C. Morgan                305,230,427            1,228,145
            Dan Maydan                     305,241,633            1,216,939
            Michael H. Armacost            305,187,821            1,270,751
            Deborah A. Coleman             305,001,165            1,457,407
            Herbert M. Dwight, Jr.         304,802,286            1,656,286
            Philip V. Gerdine              305,258,431            1,200,141
            Tsuyoshi Kawanishi             304,785,854            1,672,718
            Paul R. Low                    305,205,487            1,253,085
            Alfred J. Stein                303,400,594            3,057,978

On a proposal to an increase of 18,000,000 in the number of shares authorized for issuance under the Company's 1995 Equity Incentive Plan, there were 209,645,930 votes cast in favor, 95,196,284 votes cast against, 1,586,358 abstentions and 30,000 broker non-votes. On a proposal to amend the Company's Certificate of Incorporation to increase the number of shares of Common Stock authorized to be issued from 500,000,000 to 1,100,000,000, there were 275,843,223 votes cast in favor, 29,576,798 votes cast against, 1,038,481 abstentions and 70 broker non-votes.

ITEM 5. OTHER INFORMATION

The ratio of earnings to fixed charges for the six months ended April 26, 1998 and April 27, 1997, and for each of the last five fiscal years, was as follows:

           Six Months Ended
           ----------------                        Fiscal Year
         April 26,   April 27,    ---------------------------------------------
           1998        1997        1997      1996      1995      1994     1993
           ----        ----        ----      ----      ----      ----     ----
          16.27x      11.73x      18.96x    20.14x    21.25x    13.37x    7.61x
          ======      ======      ======    ======    ======    ======    =====

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibits are numbered in accordance with the Exhibit Table of
           Item 601 of Regulation S-K:

               10.1     $250,000,000 Five Year Credit Agreement and
                        $250,000,000 364-Day Credit Agreement, each dated as of March 13, 1998 among Applied Materials, Inc.,
                        Morgan Guaranty Trust Company of New York, as
                        Documentation Agent and Administrative Agent, and
                        Citicorp Securities, Inc., as Syndication Agent.

               27.0     Financial Data Schedule:   filed electronically

        b) The Company did not file a report on Form 8-K during its second fiscal quarter of 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           APPLIED MATERIALS, INC.




June 4, 1998                               By: \s\ Joseph R. Bronson
                                               --------------------------------
                                               Joseph R. Bronson
                                               Senior Vice President,
                                               Chief Financial Officer and
                                               Chief Administrative Officer
                                               (Principal Financial Officer)



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

                                 EXHIBIT INDEX


Exhibit                            Description
 No.


10.1      $250,000,000 Five Year Credit Agreement and $250,000,000 364-Day
          Credit Agreement, each dated as of March 13, 1998 among Applied
          Materials, Inc., Morgan Guaranty Trust Company of New York, as
          Documentation Agent and Administrative Agent, and Citicorp Securities,
          Inc., as Syndication Agent.

27.0      Financial Data Schedule: filed electronically
