Form 10-Q
period 1998-07-26
APPLIED MATERIALS INC /DE
filed 1998-09-09
CIK 6951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended JULY 26, 1998 or


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

Number of shares outstanding of the issuer's common stock as of July 26, 1998:
367,557,208

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             APPLIED MATERIALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three Months Ended                  Nine Months Ended
--------------------------------------------------------------------------------------------------------------------
                                                      July 26,         July 27,           July 26,         July 27,
(In thousands, except per share amounts)               1998              1997              1998              1997
--------------------------------------------------------------------------------------------------------------------
Net sales                                           $  884,491        $1,057,241        $3,368,492        $2,793,879
Cost of products sold                                  490,102           558,345         1,790,373         1,509,310
                                                    ----------        ----------        ----------        ----------

Gross margin                                           394,389           498,896         1,578,119         1,284,569
Operating expenses:
     Research, development and engineering             154,044           143,880           518,310           392,345
     Marketing and selling                              79,896            81,191           250,974           222,427
     General and administrative                         69,667            60,569           212,180           179,794
     Restructuring                                      35,000                --            35,000                --
     Bad debt expense                                       --            16,318                --            16,318
     Acquired in-process research and
         development                                        --                --            32,227            59,500
                                                    ----------        ----------        ----------        ----------

Income from operations                                  55,782           196,938           529,428           414,185

Income from litigation settlement                           --            80,000            80,000            80,000

Interest expense                                        11,282             4,851            35,031            15,586
Interest income                                         18,868            15,038            58,377            43,193
                                                    ----------        ----------        ----------        ----------

Income from consolidated companies
     before taxes                                       63,368           287,125           632,774           521,792
Provision for income taxes                              15,851           100,494           215,143           203,453
                                                    ----------        ----------        ----------        ----------

Income from consolidated companies                      47,517           186,631           417,631           318,339
Equity in net income/(loss) of joint venture                --                --                --                --
                                                    ----------        ----------        ----------        ----------

Net income                                          $   47,517        $  186,631        $  417,631        $  318,339
                                                    ----------        ----------        ----------        ----------

Earnings per share: *
     Basic                                          $     0.13        $     0.51        $     1.14        $     0.88
     Diluted                                        $     0.13        $     0.49        $     1.10        $     0.85

Weighted average number of shares: *
     Basic                                             366,942           364,012           366,584           362,662
     Diluted                                           378,072           379,218           378,808           375,540



--------------------------------------------------------------------------------
* Amounts for the three and nine months ended July 27, 1997 have been retroactively restated to reflect a two-for-one stock split in the form of a 100 percent stock dividend, effective October 13, 1997.



     See accompanying notes to consolidated condensed financial statements.

                             APPLIED MATERIALS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS*

----------------------------------------------------------------------------------
                                                     July 26,            Oct. 26,
(In thousands)                                        1998                1997
----------------------------------------------------------------------------------
ASSETS

Current assets:
    Cash and cash equivalents                      $   387,057         $   448,043
    Short-term investments                           1,215,710           1,094,912
    Accounts receivable, net                           814,883           1,110,885
    Inventories                                        632,513             686,451
    Deferred income taxes                              324,144             324,568
    Other current assets                               208,871             105,498
                                                   -----------         -----------
Total current assets                                 3,583,178           3,770,357

Property, plant and equipment, net                   1,234,151           1,066,053
Other assets                                           222,427             234,356
                                                   -----------         -----------
Total assets                                       $ 5,039,756         $ 5,070,766
                                                   -----------         -----------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                  $       153         $    55,943
    Current portion of long-term debt                    6,444              10,563
    Accounts payable and accrued expenses              933,434           1,157,808
    Income taxes payable                               117,314             177,774
                                                   -----------         -----------
Total current liabilities                            1,057,345           1,402,088

Long-term debt                                         611,812             623,090
Deferred income taxes and other liabilities            110,396             103,417
                                                   -----------         -----------
Total liabilities                                    1,779,553           2,128,595
                                                   -----------         -----------

Stockholders' equity:
    Common stock                                         3,676               3,672
    Additional paid-in capital                         769,263             850,902
    Retained earnings                                2,515,669           2,098,038
    Cumulative translation adjustments                 (28,405)            (10,441)
                                                   -----------         -----------
Total stockholders' equity                           3,260,203           2,942,171
                                                   -----------         -----------

Total liabilities and stockholders' equity         $ 5,039,756         $ 5,070,766

--------------------------------------------------------------------------------

* Amounts as of July 26, 1998 are unaudited. Amounts as of October 26, 1997 are from the October 26, 1997 audited financial statements.



     See accompanying notes to consolidated condensed financial statements.

                             APPLIED MATERIALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


-------------------------------------------------------------------------------------------------------
                                                                                 Nine Months Ended
                                                                             July 26,          July 27,
(In thousands)                                                                 1998              1997
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                             $ 417,631         $ 318,339
     Adjustments required to reconcile net income
         to cash provided by operations:
         Acquired in-process research and development expense                  32,227            59,500
         Bad debt expense                                                          --            16,318
         Depreciation and amortization                                        211,133           162,540
         Deferred income taxes                                                 (2,363)            1,280
         Equity in net income/(loss) of joint venture                              --                --
         Changes in assets and liabilities, net of amounts acquired:
              Accounts receivable                                             244,892          (121,282)
              Inventories                                                      43,603          (109,784)
              Other current assets                                           (105,076)          (27,684)
              Other assets                                                     (8,844)           (2,736)
              Accounts payable and accrued expenses                          (175,530)          170,598
              Income taxes payable                                            (56,169)          163,852
              Other liabilities                                                11,441            10,022
                                                                            ---------         ---------
Cash provided by operations                                                   612,945           640,963
                                                                            ---------         ---------

Cash flows from investing activities:
         Capital expenditures, net of retirements                            (375,435)         (183,937)
         Cash paid for licensed technology                                    (32,227)               --
         Cash paid for acquisitions, net of cash acquired                          --          (246,276)
         Proceeds from sales of short-term investments                        618,324           460,899
         Purchases of short-term investments                                 (739,122)         (717,814)
                                                                            ---------         ---------
Cash used for investing                                                      (528,460)         (687,128)
                                                                            ---------         ---------

Cash flows from financing activities:
         Short-term debt activity, net                                        (55,239)          (57,568)
         Long-term debt activity, net                                          (7,117)          (57,365)
         Common stock transactions, net                                       (81,635)          (28,285)
                                                                            ---------         ---------
Cash used for financing                                                      (143,991)         (143,218)
                                                                            ---------         ---------

Effect of exchange rate changes on cash                                        (1,480)           (1,441)
                                                                            ---------         ---------

Decrease in cash and cash equivalents                                         (60,986)         (190,824)
Cash and cash equivalents - beginning of period                               448,043           403,888
                                                                            ---------         ---------
Cash and cash equivalents - end of period                                   $ 387,057         $ 213,064

--------------------------------------------------------------------------------
For the nine months ended July 26, 1998, cash payments for interest and income taxes were $23,524 and $257,417, respectively. For the nine months ended July 27, 1997, cash payments for interest and income taxes were $10,534 and $41,788, respectively.



     See accompanying notes to consolidated condensed financial statements.

                             APPLIED MATERIALS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                         NINE MONTHS ENDED JULY 26, 1998


1)   Basis of Presentation

     In the opinion of management, the unaudited consolidated condensed financial statements of Applied Materials, Inc. (the Company) included herein have been prepared on a consistent basis with the October 26, 1997 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These interim consolidated financial statements should be read in conjunction with the October 26, 1997 audited consolidated financial statements and notes thereto. The Company's results of operations for the three and nine months ended July 26, 1998 are not necessarily indicative of future operating results.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2)   Earnings Per Share

     The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," in the first fiscal quarter of 1998. Under the provisions of SFAS 128, primary earnings per share has been replaced by basic earnings per share, which does not include the dilutive effect of stock options in its calculation. In addition, fully diluted earnings per share has been replaced by diluted earnings per share. All prior period earnings per share amounts have been restated to reflect the requirements of SFAS 128. Basic earnings per share has been computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share has been computed using the weighted average number of common shares and equivalents (representing the dilutive effect of stock options) outstanding during the period. Net income has not been adjusted for any period presented for purposes of computing basic or diluted earnings per share.

     For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. For the three months ended July 26, 1998, options to purchase approximately 5,520,000 shares of common stock at an average price of $35.96 were excluded from the computation, and for the nine months ended July 26, 1998, options to purchase approximately 3,677,000 shares of common stock at an average price of $37.43 were excluded from the computation.

3)   Inventories

     Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows (in thousands):

                                     July 26, 1998      October 26, 1997
                                     -------------      ----------------
     Customer service spares            $250,404            $207,938
     Raw materials                        94,732             106,406
     Work-in-process                     183,671             256,737
     Finished goods                      103,706             115,370
                                        --------            --------
                                        $632,513            $686,451
                                        ========            ========

4)   Other Assets
     The components of other assets are as follows (in thousands):

                                        July 26, 1998      October 26, 1997
                                        -------------      ----------------
     Purchased technology, net            $167,100            $186,127
     Goodwill, net                          12,042              13,438
     Other                                  43,285              34,791
                                          --------            --------
                                          $222,427            $234,356
                                          ========            ========


     Purchased technology and goodwill are presented at cost, net of accumulated amortization, and are being amortized using the straight-line method over their estimated useful lives of eight years. The Company periodically analyzes these assets to determine whether an impairment in carrying value has occurred.

5)   Accounts Payable and Accrued Expenses

     The components of accounts payable and accrued expenses are as follows (in thousands):

                                        July 26, 1998        October 26, 1997
                                        -------------        ----------------
     Accounts payable                     $  190,490            $  347,584
     Compensation and benefits               170,873               219,384
     Installation and warranty               209,218               216,962
     Other                                   362,853               373,878
                                          ----------            ----------
                                          $  933,434            $1,157,808
                                          ==========            ==========

6)   Restructuring

     During the third fiscal quarter of 1998, in response to continued reductions in capital spending by semiconductor manufacturers, the Company completed a voluntary separation plan and developed plans to consolidate certain facilities. In connection with these actions, a pre-tax restructuring charge of $35 million, or $0.06 per diluted share after tax, was recorded.

     Restructuring activity in the third fiscal quarter of 1998 was as follows (in thousands):

                                      Severance
                                     and Benefits          Facilities
                                     ------------          ----------
     Provision                         $ 24,812             $ 10,188
     Amount utilized                     (5,925)                (435)
                                       --------             --------
     Balance, July 26, 1998            $ 18,887             $  9,753
                                       ========             ========


     The provision for severance and benefits relates primarily to employees who accepted the Company's voluntary separation offer. The majority of these employees were based in Santa Clara, California and Austin, Texas, and all activities of the Company were impacted. The provision for facilities includes net operating costs associated with subleased buildings. The majority of the remaining cash outlays of approximately $29 million are expected to occur during the fourth fiscal quarter of 1998.

7)   Licensed Technology and Acquisitions

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

     During the first fiscal quarter of 1997, the Company acquired Opal, Inc. and Orbot Instruments, Ltd. in separate transactions for approximately $293 million, consisting primarily of cash. In connection with these acquisitions, the Company recorded a non-tax deductible charge of $59.5 million for acquired in-process research and development. With the exception of this item, the Company's results of operations were not materially affected by these acquisitions for the nine months ended July 27, 1997.

8)   Bad Debt Expense

     During the third fiscal quarter of 1997, the Company determined that its outstanding accounts receivable balance from Thailand-based Submicron Technology PCL ("SMT") was not collectible. Therefore, the Company repossessed systems previously sold to SMT and recorded $16.3 million of bad debt expense.

9)   Litigation Settlement

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

     During the third fiscal quarter of 1997, the Company settled certain outstanding litigation with Novellus Systems, Inc. In connection with this settlement, the Company received $80 million in damages from Novellus for past patent infringement. Novellus is also required to pay ongoing royalties for certain system shipments subsequent to the date of the settlement. Ongoing royalties have not been, and are not expected to be, material.

10)  New Accounting Pronouncements

     In February 1998, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132). SFAS 132 does not change the measurement or recognition of such plans, but does standardize the disclosure requirements for pensions and other postretirement benefits to the extent practicable. SFAS 132 also requires disclosure of additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain other disclosures that were previously required. The Company will be required to adopt SFAS 132 in fiscal 1999.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company has not yet determined the effect of adopting SFAS 133, which will be effective for the Company's fiscal 2000.

11)  Subsequent Events

     On August 25, 1998, the Company announced that it expects to initiate and complete a restructuring plan by the end of the fourth fiscal quarter of 1998. As part of this restructuring plan, approximately 2,000 positions, or 15 percent of the Company's global workforce, were eliminated. Of these positions, approximately 750 were eliminated in California and 600 in Texas. The majority of the remaining positions will be eliminated from other locations worldwide by the end of the fourth fiscal quarter. The restructuring plan has not yet been finalized; therefore, the Company cannot quantify the associated costs at this time. However, as a result of non-recurring charges associated with the restructuring plan, the Company expects to incur a net loss for its fourth fiscal quarter ending October 25, 1998.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   In addition to historical statements, this Quarterly Report on Form 10-Q contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. These forward-looking statements reflect management's opinions only as of the date hereof, and Applied Materials, Inc. (the Company) assumes no obligation to update this information. Risks and uncertainties include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Trends, Risks and Uncertainties." Other risks and uncertainties are disclosed in the Company's SEC filings, including the Company's Annual Report on Form 10-K for the fiscal year ended October 26, 1997 and Quarterly Reports on Form 10-Q for the first and second fiscal quarters of 1998 ended January 25, 1998 and April 26, 1998, respectively.

   EVENTS SUBSEQUENT TO QUARTER END

   On August 25, 1998, the Company announced that it expects to initiate and complete a restructuring plan by the end of the fourth fiscal quarter of 1998. As part of this restructuring plan, approximately 2,000 positions, or 15 percent of the Company's global workforce, were eliminated. Of these positions, approximately 750 were eliminated in California and 600 in Texas. The majority of the remaining positions will be eliminated from other locations worldwide by the end of the fourth fiscal quarter. The restructuring plan has not yet been finalized; therefore, the Company cannot quantify the associated costs at this time. However, as a result of non-recurring charges associated with the restructuring plan, the Company expects to incur a net loss for its fourth fiscal quarter ending October 25, 1998.

   RESULTS OF OPERATIONS

   The Company received new orders of $608 million for the third fiscal quarter of 1998, versus $1.0 billion for the second fiscal quarter of 1998 and $1.3 billion for the first fiscal quarter of 1998. The significant decrease in new orders was broad-based, as customers in all regions reacted to further business difficulties by delaying equipment deliveries and investments in capacity and strategic programs. The semiconductor industry downturn that began during the first fiscal quarter of 1998 continued to deepen during the third fiscal quarter of 1998 as a result of poor economic conditions in Asia, industry overcapacity and a movement to sub-$1,000 PCs. There is a high degree of uncertainty regarding the length and severity of the current industry downturn, and therefore, for this and other reasons, the Company's results of operations for the three and nine months ended July 26, 1998 are not necessarily indicative of future operating results.

   New orders by region were as follows (dollars in millions):

                                                   Three Months Ended
                                                   ------------------
                                     July 26, 1998                     April 26, 1998
                                  ($)              (%)              ($)              (%)
                                 -----            -----            -----            -----
        North America              270               45              430               42
        Europe                      70               11              164               16
        Japan                      110               18              155               15
        Korea                       28                5               41                4
        Taiwan                     124               20              111               11
        Asia-Pacific                 6                1              126               12
                                 -----            -----            -----            -----
        Total                      608              100            1,027              100
                                 =====            =====            =====            =====

   The Company's backlog at July 26, 1998 was $1.0 billion, versus $1.4 billion at April 26, 1998 and $1.6 billion at January 25, 1998. The decline in backlog from April 26, 1998 to July 26, 1998 was a result of net sales in excess of new orders, as well as $125 million of cancellations and debookings during the third fiscal quarter of 1998.

   The Company's net sales for the three months ended July 26, 1998 decreased
   16.3 percent from the corresponding period of fiscal 1997. Results for the three months ended July 26, 1998 were significantly impacted by the industry downturn discussed above, whereas during the corresponding period of fiscal 1997, the industry was beginning to recover from the 1996 downturn. The Company's net sales for the nine months ended July 26, 1998 increased 20.6 percent from the corresponding period of fiscal 1997. Although the third fiscal quarter of 1998 was negatively impacted by industry conditions, the first and second fiscal quarters of 1998 posted relatively strong results. During the corresponding period of fiscal 1997, the Company was affected by a downturn in the semiconductor industry that began in 1996 and started to improve in the third fiscal quarter of 1997. Net sales by region were as follows (dollars in millions):

                                     Three Months Ended                          Nine Months Ended
                            July 26, 1998          July 27, 1997         July 26, 1998         July 27, 1997
                            ($)        (%)        ($)        (%)        ($)        (%)        ($)        (%)
                           -----      -----      -----      -----      -----      -----      -----      -----
        North America        332         38        447         42      1,268         38      1,092         39
        Europe               193         22        124         12        548         16        450         16
        Japan                129         14        195         18        555         17        455         16
        Korea                 47          5         71          7        129          4        223          8
        Taiwan               156         18        196         19        717         21        440         16
        Asia-Pacific          27          3         24          2        151          4        134          5
                           -----      -----      -----      -----      -----      -----      -----      -----
                             884        100      1,057        100      3,368        100      2,794        100
                           =====      =====      =====      =====      =====      =====      =====      =====

   The Company's gross margin for the three and nine month periods ended July 26, 1998 was 44.6 percent and 46.8 percent, respectively, compared to 47.2 percent and 46.0 percent, respectively, for the corresponding periods of fiscal 1997. The fluctuations in gross margin for the periods presented were primarily caused by changes in business volume.

   Excluding non-recurring charges for restructuring, acquired in-process research and development and bad debt, operating expenses as a percentage of net sales for the three and nine months ended July 26, 1998 were 34.3 and
   29.1 percent, respectively, versus 27.0 and 28.4 percent, respectively, for the corresponding periods of fiscal 1997. The increase as a percentage of net sales for the three month periods is primarily attributable to slightly higher operating expense levels and decreased business volume. The increase for the nine month periods is primarily attributable to increased research, development and engineering expenses in fiscal 1998 for new product development.

   During the third fiscal quarter of 1998, the Company completed a voluntary separation plan and developed plans to consolidate certain facilities. These actions were in response to continued reductions in capital spending by semiconductor manufacturers. In connection with these actions, the Company recorded a pre-tax restructuring charge of $35 million, or $0.06 per diluted share after tax. The restructuring charge consisted of approximately $25 million for severance and benefits and $10 million for facility consolidations. During the third fiscal quarter of 1998, $6 million of cash was used for restructuring costs. The majority of the remaining cash outlays of approximately $29 million are expected to occur during the fourth fiscal quarter of 1998 (see footnote 6 to the consolidated condensed financial statements).

   During the third fiscal quarter of 1997, the Company determined that its outstanding accounts receivable balance from Thailand-based Submicron Technology PCL ("SMT") was not collectible. Therefore, the Company repossessed systems previously sold to SMT and recorded $16.3 million of bad debt expense.

   During the first fiscal quarter of 1998, the Company entered into an agreement with Trikon Technologies, Inc. for a non-exclusive, worldwide, perpetual license of MORI(TM) plasma source and Forcefill(TM) deposition technology. In connection with this transaction, the Company recognized approximately $32.2 million of acquired in-process research and development expense, including transaction costs. During the first fiscal quarter of 1997, the Company acquired two companies, Opal, Inc. and Orbot Instruments, Ltd. (Orbot), in separate transactions and recognized $59.5 million of acquired in-process research and development expense. With the exception of these charges, the transactions did not have a material effect on the Company's results of operations for the nine months ended July 26, 1998 or July 27, 1997.

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

   During the third fiscal quarter of 1997, the Company settled certain outstanding litigation with Novellus Systems, Inc. In connection with this settlement, the Company received $80 million in damages from Novellus for past patent infringement. Novellus is also required to pay ongoing royalties for certain system shipments subsequent to the date of the settlement. Ongoing royalties have not been, and are not expected to be, material.

   Interest expense for the three and nine months ended July 26, 1998 was $11 million and $35 million, respectively, compared to $5 million and $16 million, respectively, for the corresponding periods of fiscal year 1997. The increases are primarily due to interest expense associated with $400 million of debt issued by the Company during the fourth fiscal quarter of 1997.

   Interest income for the three and nine months ended July 26, 1998 was $19 million and $58 million, respectively, compared to $15 million and $43 million, respectively, for the corresponding periods of fiscal 1997. The increases resulted primarily from higher average cash, cash equivalents and short-term investment balances.

   The Company changed its effective income tax rate for fiscal 1998 from 35 percent to 34 percent. The effect of recording this change in the third fiscal quarter of 1998 was a favorable $5.7 million, or $0.02 per diluted share. The 34 percent effective income tax rate is attributable to several factors, including a shift in the geographic composition of pre-tax income to entities operating in countries with lower tax rates and the enactment of favorable tax legislation in certain jurisdictions in which the Company has significant operations. Management anticipates that the Company's effective income tax rate can be sustained at 34 percent going forward. The Company's effective income tax rate for the nine months ended July 27, 1997 was affected by the non-deductible $59.5 million charge for acquired in-process research and development.

   The Company has a 50 percent ownership interest in Applied Komatsu Technology, Inc. (AKT), a joint venture corporation that develops thin film transistor manufacturing systems for Active-Matrix Liquid Crystal Displays (AMLCDs). The AMLCD market currently includes screens for laptop, notebook and palmtop computers, desktop monitors, digital/video cameras, portable televisions and instrument displays and may eventually include High Definition Television. The Company accounts for the joint venture using the equity method. AKT's operating results did not impact the Company's statement of operations for the third fiscal quarter of 1998. Due primarily to slower growth in the AMLCD market and the effect of difficult Asian business and banking conditions on customers' investment decisions, AKT's results of operations and financial condition have deteriorated significantly such that the Company and its joint venture partner may have to provide additional financing in the form of loans or loan guarantees. Accordingly, during the fourth fiscal quarter of 1998, the Company expects to record a loss of approximately $8 million, or $0.02 per diluted share, representing its share of AKT's net loss from operations.

   Significant operations of the Company are conducted in foreign currencies, primarily Japanese yen. Forward exchange and currency option contracts are purchased to hedge certain existing firm commitments and foreign currency denominated transactions expected to occur during the next year. Gains and losses on these contracts are recognized in income when the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject the Company to risks that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses did not have a significant effect on the Company's results of operations for the three and nine months ended July 26, 1998 or July 27, 1997.

   FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

   The Company's financial condition at July 26, 1998 improved, with a ratio of current assets to current liabilities of 3.4:1, compared to 2.7:1 at October 26, 1997. The Company ended the quarter with cash, cash equivalents and short-term investments of $1.6 billion.

   The Company generated approximately $613 million of cash from operations during the first nine months of fiscal 1998. The primary sources of cash from operations were net income (plus non-cash charges for depreciation, amortization and acquired in-process research and development expense) of $661 million, a decrease in accounts receivable of $245 million and a decrease in inventories of $44 million. These sources were partially offset by an increase in other current assets of $105 million, a decrease in accounts payable and accrued expenses of $176 million, and a decrease in income taxes payable of $56 million.

   Cash used for investing activities during the first nine months of fiscal 1998 was approximately $528 million, consisting primarily of net purchases of property, plant and equipment ($375 million) and short-term investments ($121 million), as well as the acquisition of licensed technology ($32 million).

   Cash used for financing activities during the first nine months of fiscal 1998 was approximately $144 million, consisting of stock repurchases of $143 million and net debt repayments of $62 million, which were partially offset by proceeds from stock issuances of $61 million.

   In response to the current industry downturn, the Company has reduced its estimated capital expenditures for fiscal 1998 to approximately $500 million, consisting primarily of investments in manufacturing and research facilities.

   The Company is authorized to systematically repurchase shares of its common stock in the open market to reduce the dilution resulting from its stock-based employee benefit and incentive plans. This authorization is effective until the March 2001 Annual Meeting of Stockholders. The Company repurchased 4,453,000 shares of its common stock, at an average price of $32.11 per share, during the nine months ended July 26, 1998, for a total cash outlay of approximately $143 million.

   As of July 26, 1998, the Company's principal sources of liquidity consisted of $1.6 billion of cash, cash equivalents and short-term investments and approximately $500 million of available credit facilities. The Company's liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of the semiconductor and semiconductor equipment industries and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy the Company's liquidity requirements for the next twelve months.

   TRENDS, RISKS AND UNCERTAINTIES

   INDUSTRY VOLATILITY

   The semiconductor industry has historically been cyclical and subject to sudden and sharp changes in supply and demand. The timing, length and severity of these cycles are difficult to predict. During periods of reduced and declining demand, the Company must be able to quickly and effectively align its cost structure with prevailing market conditions, and motivate and retain key employees. During periods of rapid growth, the Company must be able to acquire and/or develop sufficient manufacturing capacity to meet customer demand, and hire and assimilate a sufficient number of qualified people.

   In response to the current industry downturn, the Company has taken a number of actions intended to align its cost structure with prevailing market conditions. Most recently, on August 25, 1998, the Company announced that it will initiate and complete a restructuring plan during the fourth fiscal quarter of 1998. As part of the restructuring plan, approximately 2,000 positions, or 15 percent of the Company's global workforce, were eliminated. The Company expects to incur a net loss for its fourth fiscal quarter ending October 25, 1998 as a result of non-recurring charges associated with the restructuring plan (see section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Events Subsequent to Quarter End" for further details). Also, during the third fiscal quarter of 1998, the Company completed a voluntary separation plan and developed plans to consolidate certain facilities (see section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" for further details). The Company has also significantly restricted new hiring and utilized mandatory shutdown days. There can be no assurance that the objectives of these cost reduction programs will be achieved.

   INDUSTRY OVERCAPACITY AND DEMAND SHIFTS IN THE PC INDUSTRY

   The semiconductor industry is currently characterized by excess production capacity for the majority of device types, which has caused semiconductor manufacturers to further decrease their capital spending. In the PC market, a shift in demand from more expensive, high performance products to lower-priced products (sub-$1,000 PCs) has resulted in reduced profitability for semiconductor manufacturers, thereby delaying or decreasing their purchases of the Company's products. Continued overcapacity and strengthening demand for sub-$1,000 PCs could cause further delays or decreased demand for the Company's products.

   ASIAN ECONOMIES

   Asian countries, particularly Japan and Korea, continue to experience banking, currency and other difficulties that are contributing to economic slowdowns or recessions in those countries. The region does not appear to be responding quickly to significant efforts to stimulate its economies. If Asian economies remain stagnant or continue to deteriorate, capital investment by Asian customers could decrease from current levels. Customers in Japan and Korea have already canceled and delayed a significant amount of orders for the Company's products and may cancel or delay additional orders in the future. New orders and net sales to customers located in Asian countries for the third fiscal quarter of 1998 were 44 percent and 40 percent, respectively, of the Company's totals.

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

   APPLIED KOMATSU TECHNOLOGY, INC. JOINT VENTURE

   The Company has a 50 percent ownership interest in Applied Komatsu Technology, Inc. (AKT), a joint venture corporation that develops thin film transistor manufacturing systems for Active-Matrix Liquid Crystal Displays (AMLCDs). The AMLCD market currently includes screens for laptop, notebook and palmtop computers, desktop monitors, digital/video cameras, portable televisions and instrument displays and may eventually include High Definition Television. The Company accounts for the joint venture using the equity method. AKT's financial condition and results of operations have deteriorated as a result of weaker demand for AMLCD fabrication equipment and difficult business conditions in Asia. Further deterioration could negatively affect the Company's results of operations.

   BACKLOG

   The Company's backlog was $1.0 billion as of July 26, 1998, compared to $1.4 billion as of April 26, 1998 and $1.6 billion as of January 25, 1998. The Company schedules production of its systems based upon order backlog and customer commitments. Backlog includes only orders for which written authorizations have been accepted and shipment dates within 12 months have been assigned. Due to possible customer changes in delivery schedules and cancellation of orders, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

   YEAR 2000

   The Company has a formal Year 2000 Program Office focusing on four key readiness areas: 1) Internal Infrastructure Readiness, addressing internal hardware and software, and non-information technology systems; 2) Supplier Readiness, addressing the preparedness of those suppliers providing material incorporated into the Company's products; 3) Product Readiness, addressing product functionality; and 4) Customer Readiness, addressing customer support and transactional activity.

   For each readiness area, the Company is systematically performing a global risk assessment, conducting testing and remediation (renovation and implementation), developing contingency plans to mitigate unknown risk, and communicating with employees, suppliers, customers and other third party business partners to raise awareness of the Year 2000 problem.

   Internal Infrastructure Readiness Program: The Company, assisted by a third party, is conducting an assessment of internal applications and computer hardware. Some software applications have been made Year 2000 compliant, and resources have been assigned to address other applications based on their criticality and the time required to make them Year 2000 compliant. All software remediation is scheduled to be completed no later than July 1999. The Year 2000 compliance evaluation of hardware, including hubs, routers, telecommunication equipment, workstations and other items, is nearing completion.

   In addition to applications and information technology hardware, the Company is testing and developing remediation plans for embedded systems, facilities and other operations, such as financial and banking systems.

   Supplier Readiness Program: This program focuses on minimizing the risks associated with suppliers in two areas: 1) a supplier's business capability to continue providing products and services; and, 2) a supplier's product integrity. The Company has identified and contacted key suppliers based on their relative risks in these two areas. To date, the Company has received responses, most of which indicate that the suppliers are in the process of developing remediation plans, from the majority of its key suppliers. Based on the Company's assessment of each supplier's progress to adequately address the Year 2000 issue, the Company will develop a supplier action list and contingency plans. Supplier readiness issues that potentially affect the Company's product retrofit program discussed below are targeted to be addressed by December 1998.

   Product Readiness Program: This program focuses on identifying and resolving Year 2000 issues existing in the Company's products. The program encompasses a number of activities including testing, evaluation, engineering, and manufacturing implementation. The Company has adopted the Sematech Year 2000 Readiness Testing Scenarios as the baseline for product testing. Customers are being notified of known risk areas and proposed remediation plans. The Company plans to make Year 2000 retrofits available to customers during the first calendar quarter of 1999, and to have retrofits installed in the field by June 1999. A contingency team will be available after June 1999 to assist customers experiencing difficulties with the Company's products.

   Customer Readiness Program: This program focuses on customer support, including the coordination of retrofit activity, testing existing customer electronic transaction capability, and developing contingency plans where appropriate. The program is in the process of being developed.

   The Company estimates that total Year 2000 costs will range from $30 million to $50 million, with the majority of costs to be incurred during the next six fiscal quarters. The Company is continuing its assessments and developing alternatives that will necessitate refinement of this estimate over time. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the programs described in this section.

   Since the programs described in this section are ongoing, all potential Year 2000 complications have not yet been identified. Therefore, the potential impact of these complications on the Company's financial condition and results of operations cannot be determined at this time. If computer systems used by the Company or its suppliers, the product integrity of products provided to the Company by suppliers, or the software applications used in systems manufactured and sold by the Company, fail or experience significant difficulties related to the Year 2000, the Company's results of operations and financial condition could be materially affected.

   FOREIGN CURRENCY

   Significant operations of the Company are conducted in foreign currencies, primarily Japanese yen. The Company actively manages its exposure to changes in foreign currency exchange rates, but there can be no assurance that future changes in foreign currency exchange rates will not have a material effect on results of operations or financial condition.

   TECHNOLOGICAL ADVANCES

   The Company operates in a highly competitive industry characterized by increasingly rapid technological changes. The Company's future success is therefore dependent on its ability to develop new products, to qualify new products with its customers, to successfully introduce new products to the marketplace on a timely basis, to commence production to meet customer demands and to develop new markets in the semiconductor industry for its products and services. If the Company is unable, for whatever reason, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, its results of operations could be adversely affected.

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


   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company has performed an analysis to assess the potential effect of reasonably possible near-term changes in interest and foreign currency exchange rates. The effect of such rate changes is not expected to be material to the Company's results of operations, cash flows or financial condition. Net foreign currency gains and losses were not material for the three or nine months ended July 26, 1998.

   PART II.  OTHER INFORMATION

   ITEM 1.   LEGAL PROCEEDINGS

   In April 1997, the Company filed suit against AST Electronik GmbH and AST Electronik USA, Inc. (collectively AST), and AG Associates, Inc. (AG) in the United States District Court for the Northern District of California (case no. C-97-20375RWM), alleging infringement of several of the Company's patents relating to rapid thermal processing. Discovery has commenced and trial has been set for March 1999. In October 1997, AST and AG each filed counterclaims against the Company alleging patent infringement concerning related technology. Recently, AG filed additional counterclaims, alleging infringement of several patents. These additional counterclaims were dismissed by the court in July 1998. In response, in August 1998, AG filed two separate patent infringement lawsuits based on these same patents, one in the United States District Court for the Northern District of California (case no. C98-03044WHO) and one in the United States District Court for the District of Delaware (civil action no. 98-479). The Company believes it has meritorious claims and defenses, and intends to pursue them vigorously.

   As a result of the Company's acquisition of Orbot, the Company is involved in a lawsuit captioned KLA Instruments Corporation (KLA) v. Orbot (case no. C93-20886-JW) in the United States District Court for the Northern District of California. KLA alleges that the Company infringes one patent regarding equipment for the inspection of masks and reticles, and seeks an injunction, damages and such other relief as the Court may find appropriate. There has been discovery, but no trial date has been set. Management believes that it has meritorious defenses and intends to pursue them vigorously.

   On June 13, 1997, the Company filed a lawsuit against Varian Associates, Inc. captioned Applied Materials, Inc. v. Varian Associates, Inc. (Varian) (case no. C-97-20523-RMW), alleging infringement of several of the Company's patents concerning physical vapor deposition (PVD) technology. The complaint was later amended on July 7, 1997 to include Novellus Systems, Inc. (Novellus) as a defendant as a result of Novellus' acquisition of Varian's thin film systems PVD business. The Company seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys' fees. Varian answered the complaint by denying all allegations, counterclaiming for declaratory judgment of invalidity and unenforceability and alleging conduct in violation of antitrust laws. On June 23, 1997, Novellus filed a separate lawsuit against the Company captioned Novellus Systems, Inc. v. Applied Materials, Inc. (case no. C-97-20551-EAI), alleging infringement by the Company of three patents concerning PVD technology that were formerly owned by Varian. On July 8, 1997, Varian filed a separate lawsuit against the Company captioned Varian Associates, Inc. v. Applied Materials, Inc. (case no. C-97-20597-PVT), alleging a broad range of conduct in violation of federal antitrust laws and state unfair competition and business practice laws. Discovery has commenced in these actions, but no trial dates have been set. Management believes that it has meritorious claims and defenses and intends to pursue these matters vigorously.

   The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, management does not believe that any of these legal matters will have a material adverse effect on the Company's financial condition or results of operations.

   ITEM 5. OTHER INFORMATION

   The ratio of earnings to fixed charges for the nine months ended July 26, 1998 and July 27, 1997, and for each of the last five fiscal years, was as follows:

               Nine Months Ended
           -------------------------                                       Fiscal Year
           July 26,         July 27,        ----------------------------------------------------------------------
             1998            1997            1997            1996            1995            1994            1993
            ------          ------          ------          ------          ------          ------          ------
            12.39x          16.78x          18.96x          20.14x          21.25x          13.37x           7.61x
            ======          ======          ======          ======          ======          ======          ======

   Stockholder proposals related to the Company's 1999 Annual Meeting of Stockholders, but submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934, must be received by the Company prior to December 26, 1998 in order to withhold authority of management proxies to use their discretionary voting authority with respect to any such proposal.

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits are numbered in accordance with the Exhibit Table of
               Item 601 of Regulation S-K:

                       3(i)(a)   Amendment to Articles of Incorporation dated March 27, 1998

                       3(i)(b)   Articles of Incorporation (as amended to March 27, 1998)

                         10.1    Amendment No. 1 to the Applied Materials, Inc. Executive
                                 Deferred Compensation Plan

                         10.2    Amendment No. 2 to the Applied Materials, Inc. Executive
                                 Deferred Compensation Plan

                         27.0    Financial Data Schedule for the nine months ended July 26, 1998: filed electronically

                         27.1    Restated Financial Data Schedules for the fiscal years ended
                                 October 26, 1997, October 27, 1996, and October 29, 1995, respectively:
                                 filed electronically

                         27.2    Restated Financial Data Schedules for the nine, six, and three month periods ended July 27, 1997, April 27, 1997, and January 26, 1997, respectively: filed electronically

                         27.3    Restated Financial Data Schedules for the nine, six, and three month periods ended July 28, 1996, April 28, 1996, and January 28, 1996, respectively: filed electronically

              b) The Company did not file a report on Form 8-K during its third fiscal quarter of 1998.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        APPLIED MATERIALS, INC.




  September 9, 1998                          By:  /s/ Joseph R. Bronson
                                                  ------------------------------
                                                  Joseph R. Bronson
                                                  Senior Vice President,
                                                  Office of the President,
                                                  Chief Financial Officer and
                                                  Chief Administrative Officer
                                                  (Principal Financial Officer)



                                             By:  /s/ Michael K. O'Farrell
                                                  ------------------------------
                                                  Michael K. O'Farrell
                                                  Vice President,
                                                  Corporate Controller and
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------
3(i)(a)        Amendment to Articles of Incorporation dated March 27, 1998

3(i)(b)        Articles of Incorporation (as amended to March 27, 1998)

  10.1         Amendment No. 1 to the Applied Materials, Inc. Executive
               Deferred Compensation Plan

  10.2         Amendment No. 2 to the Applied Materials, Inc. Executive
               Deferred Compensation Plan

  27.0         Financial Data Schedule for the nine months ended July 26, 1998:
               filed electronically

  27.1         Restated Financial Data Schedules for the fiscal years ended
               October 26, 1997, October 27, 1996, and October 29, 1995, respectively:
               filed electronically

  27.2         Restated Financial Data Schedules for the nine, six, and three month periods ended July 27, 1997, April 27, 1997, and January 26, 1997, respectively: filed electronically

  27.3         Restated Financial Data Schedules for the nine, six, and three month periods ended July 28, 1996, April 28, 1996, and January 28, 1996, respectively: filed electronically