Form 10-K405
period 1998-10-25
APPLIED MATERIALS INC /DE
filed 1999-01-20
CIK 6951

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

Mark one
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the fiscal year ended October 25, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the transition period from __________ to
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

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
               Title of class                      on which registered
               --------------                     ---------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 18, 1998: $16,799,361,740

     Number of shares outstanding of the issuer's Common Stock, $.01 par value, as of December 18, 1998: 371,763,263

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Applied Materials 1998 Annual Report for the year ended October 25, 1998 are incorporated by reference into Parts I, II and IV of this Form 10-K.

     Portions of the definitive Proxy Statement for Applied Materials' Annual Meeting of Stockholders to be held on March 31, 1999 are incorporated by reference into Part III of this Form 10-K.

================================================================================

When used in this Form 10-K, the words "anticipate," "estimate," "expect," and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect management's opinion as of the date hereof and are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated or implied. Applied Materials, Inc. (Applied Materials or the Company) assumes no obligation to update this information. Risks and uncertainties include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis-Trends, Risks and Uncertainties" in the Applied Materials 1998 Annual Report, which section is incorporated herein by reference.

                                     PART I

ITEM 1: BUSINESS

Organized in 1967, Applied Materials develops, manufactures, markets and services semiconductor wafer fabrication equipment and related spare parts for the worldwide semiconductor industry. The Company's customers include semiconductor wafer manufacturers and semiconductor integrated circuit (IC) manufacturers, who either use the ICs they manufacture in their own products or sell them to other companies. In early fiscal 1999, the Company entered the semiconductor and electronics manufacturing execution systems software and services business through its acquisition of Consilium, Inc.

PRODUCTS

Applied Materials' products are used to build ICs, or chips, on a substrate of material (typically silicon). These products, also referred to as equipment or systems, are designed using sophisticated physics, chemistry and engineering technology to provide chipmakers productive, reliable and cost-effective solutions for the manufacture of their products.

Building a chip requires the deposition of a series of film layers, which may be conductors, insulators (called "dielectrics") or semiconductors. The deposition of these film layers is interspersed with numerous other processes that create circuit patterns, remove portions of the film layers, and perform other functions, such as heat treatment, measurement and inspection. Most advanced chip designs require well over 300 individual steps, so many of these processes are performed multiple times. Most chips are built on a base of silicon, called a wafer, and consist of two main structures. The lower structure is made up of components, typically transistors or capacitors, that perform the "smart" functions of the chip. The upper structure consists of the "interconnect" circuitry that connects the components.

Applied Materials' product line includes equipment capable of performing the following major steps in the chip-building process: film deposition, etching, ion implantation, rapid thermal processing (RTP), chemical mechanical polishing
(CMP), reticle inspection, wafer defect detection and review, and metrology. In calendar 1998, the Company estimates that it was the leading supplier of chemical and physical vapor deposition, plasma etch, epitaxial deposition, RTP and CMP systems to the semiconductor industry.

SYSTEM ARCHITECTURES

The architecture of most semiconductor processing equipment is basically either a "batch" or "single-wafer" type. Batch systems process many wafers at once, whereas single-wafer systems process each wafer individually. Among single-wafer systems, there are single-chamber and multi-chamber designs. Multi-chamber systems can accept two or more individual processing chambers or stations on a "platform" and can process wafers in each of these chambers simultaneously.

In addition to the process precision and control afforded by single-wafer process chambers, the multi-chamber platform concept provides customers a significant benefit in processing productivity and integration. Several process chambers can be mounted on a platform, which acts as a central wafer-handling system. This architecture provides a closed, vacuum controlled environment for the wafer and enables the system to process several wafers simultaneously. Since Applied Materials' first multi-chamber platform (the Precision 5000(R)) was introduced in 1987, the use of multi-chamber platform technology has helped the Company achieve fast and efficient entry into new market segments by allowing new technology development to focus on the process chamber.

Applied Materials is the global leader in single-wafer, multi-chamber platforms, and has four major processing architectures--the Precision 5000, the Centura(R), the Endura(R) and the Producer(TM) platforms, which together have a global installed base exceeding 6,500 systems. These platforms currently support chemical vapor deposition, physical vapor deposition, RTP, epitaxy, polysilicon and plasma etch technologies. The Company's Mirra(R) CMP, ion implantation, reticle inspection, wafer defect detection and review, and metrology systems each use their own proprietary platform due to the unique nature of their technologies.

PROCESS TECHNOLOGIES

Deposition. Deposition is a fundamental step in fabricating an integrated circuit. During deposition, a layer of either electrically insulating (dielectric) or electrically conductive material is deposited or grown on a wafer. The Company offers products in chemical vapor deposition, physical vapor deposition, epitaxial deposition and polysilicon deposition. Additionally, the Company offers certain types of dielectric deposition processes with its RTP systems (see page 5).

Chemical Vapor Deposition (CVD) Systems. CVD is used to deposit films that function as dielectrics (insulators), metals (conductors) or semiconductors (partial conductors). Applied Materials uses three platforms for depositing dielectric CVD films: Precision 5000, Centura and Producer. The Company entered the CVD market with the Precision 5000 platform in 1987, and continued product development on the Precision 5000 and Centura platforms during the 1990s. The Producer was introduced in June 1998 for high-volume blanket film applications, and features unique Twin-Chamber(TM) process modules with two single-wafer process chambers per module unit. Up to three Twin-Chamber modules can be mounted on each Producer platform, thus considerably increasing wafer throughput by allowing six wafers to be processed simultaneously. Producer offers many of the Company's standard dielectric CVD applications for blanket (non-gap-fill) films.

High-Density Plasma CVD (HDP-CVD) is one of the most advanced technology market segments in dielectric CVD because of its ability to fill very small, deep spaces (gaps) without voids. In November 1996, the Company launched a second-generation HDP-CVD technology, called the Ultima HDP-CVD(TM) Centura. A unique "Remote Plasma Clean" technology was first introduced on the Ultima HDP-CVD system, and has since been expanded to other CVD systems, offering "soft" chamber cleaning without damage to chamber parts and virtually zero perfluorocompound "global warming" emissions. This feature provides environmental benefits that are becoming increasingly important to chipmakers.

Other dielectric CVD process technologies include films deposited using plasma-enhanced CVD (PECVD) methods as well as sub-atmospheric CVD (SACVD) methods. A steady stream of chamber enhancements and new chamber designs -- like the zero-consumables xZ(TM)-series of chambers -- have contributed to the continuing acceptance of these products in the most advanced fabs. The Company's newest dielectric film is Black Diamond(TM), a low dielectric constant (low k) film used as insulating material between copper circuit lines.

Metal films are used in specific areas of an integrated circuit to form the interconnect circuitry, or wiring, of a semiconductor device. Applied Materials has offered metal CVD systems since 1989, beginning with blanket tungsten capability on the Precision 5000 CVD system and later extended to the Centura platform. Since that time, tungsten silicide, titanium, titanium nitride and aluminum have been added to the Company's metal CVD capabilities. Fiscal 1998 new process announcements included a proprietary low-resistivity tungsten process that cuts the electrical resistance of tungsten by up to 40 percent. A new type of titanium/titanium nitride (Ti/TiN) process using TiCl4 chemistry was launched for very small, deep contacts in DRAM (Dynamic Random Access Memory) ICs.

Physical Vapor Deposition (PVD) Systems. PVD is mainly a physical, rather than chemical, process used to deposit metal films on a wafer. Applied Materials entered the PVD market in April 1990 with the Endura PVD system. This system is designed with a multi-chamber, dual-loadlock architecture that moves a wafer through a staged vacuum sequence to an ultra-high vacuum level, which ensures maximum purity of the deposited films. The Endura system, with its many subsequent enhancements, has been the basis for a broad range of advanced PVD applications. A variety of process advancements have also been continually introduced to keep pace with customers' changing technology requirements.

Ion Metal Plasma (IMP) PVD, introduced in 1997, uses a proprietary technology to allow metal atoms to fill very narrow, deep structures with a uniform layer of film. IMP has been generally accepted by the industry as a technology that extends low-cost PVD technology to future processing schemes. IMP technology is used in Applied Materials' Endura Electra(TM) Barrier/Seed Cu system and Endura Ti/TiN Liner/Barrier systems.

The flexible architecture of the Endura system has encouraged the development of integrated processes that combine multiple PVD processes or integrated combinations of metal CVD and PVD technologies. In 1996, two integrated processes combining metal CVD and PVD technologies were announced on the Endura platform. The Endura Advanced Liner system features PVD titanium technology coupled with either CVD TiN or IMP PVD TiN to form the critical liner/barrier films in interconnect structures. The Cool Al(TM) process uses CVD aluminum and PVD aluminum for the bulk filling of very small, deep interconnect structures. The low temperature of the process is compatible with the low k dielectric films that are being developed to make high speed, multi-level devices at or below 0.25-micron design geometries.

Epitaxial Deposition Systems. Epitaxial deposition (epitaxy or epi) systems grow a layer of extremely pure silicon on a wafer in a perfectly uniform crystalline structure to form a high quality base for building certain types of chips. Applied Materials' experience in epi dates from the Company's inception. In 1993, the Company introduced the Epi Centura, a single-wafer, multi-chamber epi system for wafers up to 200mm (8 inches) in diameter. The Epi Centura is also being used to develop and manufacture leading-edge silicon-germanium
(SiGe)-based devices for faster performing transistors with lower power consumption.

Polysilicon Deposition Systems. Polysilicon (often called poly) is a material used to form various portions of a transistor structure within a semiconductor device. In September 1992, the Company announced the Poly Centura, a single-wafer, multi-chamber system that deposits thin polysilicon films at high temperatures. The Polycide Centura, launched in December 1993, combines chambers for polysilicon and tungsten silicide deposition in an integrated process to create the "polycide" structures found in advanced semiconductors. By depositing both films in a single integrated sequence under vacuum, the Polycide Centura avoids oxide growth at the film interface for high device reliability. An enhancement was made to the system in 1998 called the Polycide xZ system, which features the extension of the integrated polysilicon-tungsten silicide process technology to the most recent "xZ" process chamber for tungsten silicide.

In 1997, using a variant of the technology for polysilicon deposition, Applied Materials launched a new process for depositing high-temperature, single-wafer silicon nitride, a film previously deposited almost exclusively in batch furnaces. The process control of the single-wafer approach results in films of greater uniformity and precision, which is increasingly important as transistor structures shrink to smaller dimensions.

Dry Etching. The etching process selectively removes patterned material from the surface of a wafer to create the device structures. With the advent of sub-micron feature sizes, "dry" (plasma) etching has become one of the most frequently-used processes in semiconductor manufacturing. Applied Materials entered the etch market in 1981, and has since introduced systems for etching three basic materials, including metal, silicon and dielectric films.

Since 1993, the Company has launched a series of MxP(TM) process chambers for metal, dielectric and silicon etching, available on both the Precision 5000 and Centura platforms. This reactive ion etch chamber has proven capable of continuous technology improvements, with the latest chamber enhancement in use for 0.25-micron designs. In addition to providing excellent etch technology, MxP chambers are known for reliability and low operating costs in high-volume production environments.

Beginning in 1996, the Company introduced a new series of high-density plasma etch systems for critical, advanced etch applications. The introductions of the Metal Etch DPS(TM) (Decoupled Plasma Source) Centura system and the Silicon Etch DPS Centura system target 0.35-micron and below device designs for etching metal and silicon, respectively. In July 1997, a second-generation chamber design was introduced for the Metal Etch DPS Centura system, employing several key engineering enhancements to the system. Both DPS etch systems offer leading-edge technology for multiple device generations: from 0.35-micron to 0.18-micron feature sizes and beyond.

In April 1997, the Company launched its most advanced, high-density plasma system for etching dielectric films, called the Dielectric Etch IPS(TM) Centura. It is designed for etching very small, deep interconnect structures, including damascene, as well as for other dielectric etch applications.

Ion Implantation. Ion implantation inserts carefully controlled amounts of selected impurities or "dopant" elements into parts of a transistor structure to create the electronic properties that govern the transistor's operation. Applied Materials entered the high-current portion of the implant market in 1985 with the Precision Implant 9000 and introduced the Precision Implant 9200 in 1988. In November 1992, the Company introduced a new high-current ion implantation system, the Precision Implant 9500, for the production of high-density semiconductors, such as 16Mb and 64Mb memory devices and advanced microprocessors.

In 1996, the Company introduced a new series of compact implant systems with the Implant xR80, and subsequently added two new systems to the xR family--the Implant xR120 and Implant xR LEAP(TM) (Low Energy Advanced Processing). The xR120 extended the energy range of the xR80 to 120 kilovolts while maintaining the same small size. The xR LEAP enhanced low energy performance by doubling beam current in the sub-5 kilovolt energy range. These systems were enhanced in 1997 with an "S" series that offers significantly increased system throughput and lower cost of ownership.

In 1998, the low-energy capabilities of the xR LEAP system were being used by many chipmakers to create ultra-shallow junction transistors, enabling denser and higher speed devices. The xR LEAP system is being used in collaboration with the Company's RTP (see below) technology to offer the Ultra-Shallow Junction Equipment Set Solution, a module consisting of both implant and RTP technologies that has been optimized for the highest degree of technical performance. Also in 1998, the Company entered into a collaborative arrangement with Orion Technologies for the development of a completely new generation of ion implant systems.

Rapid Thermal Processing (RTP). RTP subjects the wafer to short, intense bursts of heat to modify the properties of various materials, such as those implanted with dopants. In June 1995, Applied Materials launched its first RTP system, the RTP Centura. Its proprietary temperature sensing and heating calibration technologies allow wafer temperature control that is completely insensitive to wafer backside emissivity. An enhanced version, called the XE model, was introduced in 1997, with a further enhancement, called the XEplus, in August 1998. Moving beyond core heat treatment applications, the Company's RTP system is now also used to deposit very thin dielectric films. A nitric oxide process deposits critical (50 angstroms) gate dielectric layers required for the most advanced logic, DRAM and flash memory devices. A wet oxide process, introduced in 1997, can grow gate oxides as thin as 25 angstroms.

Chemical Mechanical Polishing (CMP). CMP is a process in which uneven film material is removed from the wafer to create a flat (planarized) surface, thus making it easier to pattern subsequent layers before etching. The Company announced its entry into the CMP market with the Mirra CMP system in December 1995. This system uses a four-station, rotating "carousel" design, in which three separate "active" planarization stations process wafers while a fourth station loads and unloads wafers. In June 1997, the Company announced the new Titan Head(TM) polishing unit for the Mirra CMP system, which allows better uniformity and a higher degree of planarity than traditional polishing heads. The Mirra CMP system has steadily expanded its library of CMP processes, which now includes several dielectric films as well as tungsten.

RETICLE INSPECTION, WAFER DEFECT DETECTION AND REVIEW, AND METROLOGY

Reticle Inspection. Reticles are high precision quartz plates that contain microscopic images of electronic circuits. These recticles are used to transfer circuit patterns onto semiconductor wafers to fabricate ICs. The reticle must be defect-free, with perfect image fidelity, because any imperfection will be replicated on the wafer. Reticle inspection systems look for possible defects that could be transmitted to the design pattern on the wafer. Applied Materials' RT 8000 reticle inspection system was upgraded in August 1998 to the RT 8200ES with a variety of new features that improved its sensitivity, productivity and reliability to meet the demands of the sub-0.25 micron, 256Mb generation of semiconductor devices. The RT 8200ES doubles the scan speed and throughput of the earlier model and reduces reticle inspection cost. The system's enhanced sensitivity capabilities enable detection for the most advanced technologies such as optical proximity correction and phase-shifting masks.

Wafer Defect Detection and Review. Patterned wafer defect detection systems inspect wafers as they move between processing steps. Defect detection requires advanced image-capturing technology combined with high-speed computer data processing to maintain high yield in chip production. Defects may include particles, design abnormalities and other problems. Launched in February 1998, the WF-731 and WF-736 DUO are used to inspect highly advanced semiconductor devices and perform "on-the-fly" classification of defects as they are detected. Defect Review Scanning Electron Microscopes (DR-SEMs) analyze and then classify even smaller defects on the wafer, such as small particles, scratches or residues. Introduced in May 1998, Applied Materials' SEMVision(TM) system reviews and classifies a broad range of defect types found on blanket or patterned wafers. SEMVision is the industry's first high-throughput, fully automatic DR-SEM, marking a major advance over conventional, manually operated systems.

Metrology. SEMs use an electron beam to image and measure surface features on a semiconductor wafer at a much higher resolution than images captured by optical microscopes. Critical Dimension (CD) SEMs are used by semiconductor makers to measure the "dimension" of critical sub-micron-sized design features on a chip, thus assuring the accuracy of the manufacturing process. Applied Materials' 7830Si CD-SEM, introduced in 1997, generates images of critical device structures having depth to width ratios of up to 10:1 with high resolution of the bottom details of these structures. The production-proven OperatorFree(TM) platform allows advanced measurement of 0.18-micron processes with 3-nanometer precision for lines and spaces.

300mm

Throughout its history, the semiconductor industry has migrated to increasingly larger wafer sizes--from one and two-inch wafers in its early days, through several intermediate sizes, to today's 200mm (8 inch) standard. To gain the economic advantages of a larger surface area on which to fabricate semiconductor devices, the industry is generally anticipating that 300mm (12 inches) will be the next wafer size (300mm wafers have a 2.25x-greater surface area than 200mm wafers). The hardware required for processing 300mm wafers will be entirely new or scaled up from 200mm dimensions depending on the equipment's configuration. The Company is designing some systems with dual 200mm-300mm capabilities.

With many customers in the planning process for possible migration to 300mm wafer fabs, Applied Materials has been developing a complete line of 300mm systems in its mainstream process technologies, covering more than 60 applications. In March 1997, Applied Materials shipped the industry's first 300mm system, for RTP, to a customer. Several other 300mm systems, including epi and CVD systems, have been delivered to customers and to industry consortia at various locations, including a multi-system purchase by Semiconductor 300 in Dresden, Germany, the industry's only operating 300mm fab. The success of these new and enhanced products in the market has yet to be determined. Over the course of fiscal 1998, and particularly in the second half, the Company's 300mm product development efforts were reduced significantly to reflect the semiconductor industry's decision to slow migration to 300mm wafer processing.

EQUIPMENT SET SOLUTIONS

Applied Materials is proactive in developing advanced technology that enables chipmakers to meet the demand for more complex chips. In addition to manufacturing, selling and supporting individual systems, the Company has recently begun to offer customers fully supported, integrated "sets" of equipment designed to reduce customers' development and engineering time and enable faster time-to-market when those customers introduce new chip technologies. An Equipment Set Solution(TM) (ESS(TM)) combines multiple systems and/or technologies into a single package.

TRANSITION TO NEW MATERIALS

After decades of using the same materials to build ICs, advanced generation devices are now being designed with many new materials. Each new material involves a number of challenges in making it a reliable part of the semiconductor device. The most significant material change involves a switch from aluminum to copper as the conducting material used in the interconnect.

In the next several years, the Company believes that chipmakers will transition from aluminum to copper as the interconnect material in ICs to reduce costs and improve speed and performance. Applied Materials has been working with key customers to develop copper-related technologies and believes that such technologies will be available to meet the anticipated demand. In December 1997, Applied Materials announced the industry's first system for depositing the critical barrier and copper seed layers of the copper interconnect structure -- the Endura Electra Barrier/Seed Cu system. The barrier and seed layers are key to ensuring the integrity of the copper structure.

In November 1998, Applied Materials announced the industry's first integrated, multi-system product for building the copper interconnect structure (Copper Interconnect ESS). Since using copper will demand a new process methodology, the Copper Interconnect ESS eases the transition to these new materials for chipmakers by providing a completely demonstrated, tested and pre-qualified set of systems. This set of systems includes the following products, technologies and services: Black Diamond low k deposition system; Dielectric Etch IPS Centura system; 7830Si CD-SEM; Endura Electra Barrier/Seed Cu system; electroplating technology; Mirra CMP Cu system; low temperature annealing technology; WF-736 DUO system; SEMVision(TM); test chips; mask set for test chips; and Applied Materials' ESS start-up and implementation support package at the customer's location.

The Copper Interconnect ESS can be fully demonstrated in Applied Materials' new Equipment and Process Integration Center (EPIC) facility. Opened in November 1998, EPIC houses all of the equipment and processes needed for chipmakers to develop and test a multi-level metal, completely integrated copper interconnect process before installing it in their fabs.

In addition to the transition to copper wiring on the IC, many chipmakers are planning to incorporate new low k dielectric (insulating) materials between the metal lines to replace the conventional silicon dioxide dielectric for better performance. In November 1998, Applied Materials introduced Black Diamond, a product that provides chipmakers a cost efficient low k dielectric deposition solution for this application. This film can be integrated with other existing process technologies.

There are other new materials being evaluated for use in the transistor structure, particularly high k dielectrics that can store a larger charge in the capacitor of memory chips. The first of these new materials is tantalum pentoxide, which was introduced in July 1998 on the Company's Tanox xZ Centura system.

CUSTOMER SERVICE AND SUPPORT

The Installed Base Support Services organization (IBSS) plays a unique and critical role in the Company's ability to satisfy its customers' production requirements. IBSS installs equipment and provides warranty service worldwide through offices located in the United States, Europe (including Israel), Japan, Korea, Taiwan and Asia-Pacific (China and Southeast Asia). IBSS has more than 2,000 highly-trained customer engineers and process support engineers, usually located in or near the customers' fab site, servicing more than 10,000 Applied Materials' systems currently operating in customer facilities. IBSS also manages a complex global spare parts operation. Semiconductor fabrication systems are highly complex, often elaborately customized machines with thousands of specialized parts. Having the required consumable and spare parts available to customers anywhere in the world on very short notice enables a cost-effective, profitable production system. In addition, IBSS provides service and labor, technical training, product enhancements and systems refurbishment.

The Company maintains approximately 79 sales and service offices worldwide, with 29 offices located in North America (primarily the United States), 14 in Europe, 23 in Japan, 6 in Korea, 2 in Taiwan and 5 in Asia-Pacific.

BACKLOG

The Company's backlog decreased from $1.7 billion at October 26, 1997 to $917 million at October 25, 1998. The Company schedules production of its systems based upon order backlog and customer commitments. Backlog includes only orders for which written authorizations have been accepted and shipment dates within 12 months have been assigned. However, customers may delay delivery of products or cancel orders at their option. Due to possible customer changes in delivery schedules and cancellation of orders, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period could have a material adverse effect on the Company's business, financial condition and results of operations.

MANUFACTURING, RAW MATERIALS AND SUPPLIES

The Company's manufacturing activities consist primarily of assembling various commercial and proprietary components into finished systems, principally in the United States, with additional operations in England, Israel, Japan, Korea and Taiwan. Production requires some raw materials and a wide variety of mechanical and electrical components that are manufactured to the Company's specifications. The Company uses numerous suppliers to supply parts, components and subassemblies (collectively, "parts") for the manufacture and support of its products. Although the Company makes reasonable efforts to ensure that parts are available from multiple suppliers, this is not always possible; accordingly, certain key parts may be obtained from a single supplier or a limited group of suppliers. These suppliers are, in some cases, thinly capitalized, independent companies that generate significant portions of their business from the Company and/or a small group of other companies in the semiconductor industry. The Company has sought, and will continue to seek, to minimize the risk of production and service interruptions and/or shortages of key parts by: (1) selecting and qualifying alternative suppliers for key parts; (2) monitoring the financial stability of key suppliers; and (3) maintaining appropriate inventories of key parts. There can be no assurance that the Company's results of operations will not be materially and adversely affected if, in the future, the Company is unable to receive a sufficient supply of parts to meet its requirements in a timely and cost-effective manner.

MARKETING AND SALES

Because of the highly technical nature of its products, the Company markets its products worldwide through a direct sales force, with sales and service offices in the United States, Europe, Japan, Korea, Taiwan and Asia-Pacific. For the fiscal year ended October 25, 1998, net sales to customers in North America (primarily the United States), Europe, Japan, Korea, Taiwan and Asia-Pacific were 38 percent, 16 percent, 17 percent, 4 percent, 20 percent and 5 percent, respectively, of the Company's total net sales. The Company's business is not usually seasonal in nature, but it is cyclical based on the capital equipment investment patterns of major semiconductor manufacturers. These expenditure patterns are based on many factors, including anticipated market demand for integrated circuits, the development of new technologies and global and regional economic conditions.

The Company sells systems and provides services to customers located throughout the world. Managing global operations and sites located throughout the world presents challenges associated with, among other things, cultural diversities and organizational alignment. Moreover, each region in the global semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Periodic economic downturns, trade balance issues, political instability and fluctuations in interest and foreign currency exchange rates are all risks that could materially and adversely affect, and in the past have affected, global product and service demand, and therefore, the Company's financial performance.

Information on sales to unaffiliated customers, transfers among geographic regions, net sales, income/(loss) from operations and identifiable assets attributable to the Company's geographic regions is included in Note 12 of Notes to Consolidated Financial Statements contained in the Applied Materials 1998 Annual Report, which note is incorporated herein by reference.

RESEARCH, DEVELOPMENT AND ENGINEERING

Applied Materials' long-term growth strategy requires continued development of new semiconductor manufacturing technology. The Company's significant investment in research, development and engineering (RD&E) has generally enabled it to deliver new products and technologies before the emergence of strong competition, thus allowing customers to incorporate these products into their manufacturing plans at an early stage in the technology selection cycle. The Company works closely with its global customers to design systems that meet their planned technical and production requirements. Engineering organizations are located in the United States, England, Israel and Japan, with process support and customer demonstration laboratories in the United States, England, Israel, Japan, Korea and Taiwan.

In fiscal 1998, the Company invested $644 million, or 15.9 percent of net sales, in RD&E for product development and engineering programs to improve or sustain existing product lines. During fiscal 1996 and 1997, RD&E expenses were $481 million and $568 million, respectively. The Company has spent an average of 13 percent of net sales on RD&E over the last five years. In addition to RD&E in specific product technologies, the Company maintains ongoing programs in software, automation control systems, materials research, microcontamination and environmental control that have applications to its products.

Key activities during fiscal 1998 involved development of a number of process technologies used in fabricating the copper/low k interconnect structure for emerging copper-based devices. These technologies include copper CMP, electrochemical deposition, copper etch, low k dielectric CVD and inspection/metrology tools.

As part of its technology development program, Applied Materials has built the semiconductor equipment industry's first complete interconnect fabrication line, containing all necessary process tools to fabricate and test the interconnect structures in copper-based devices. This facility enables customers to develop and test a completely integrated copper interconnect process flow before installing it in their fab.

COMPETITION

The global semiconductor equipment industry is highly competitive and is characterized by increasingly rapid technological advancements and demanding worldwide service requirements. Applied Materials' ability to compete depends on its ability to continually improve its products, processes and services, as well as its ability to develop new products that meet constantly evolving customer requirements. Each of the Company's products competes in markets defined by the particular wafer fabrication process it performs. There are several companies that compete with Applied Materials in each of these markets. Competitors are primarily based in the United States, Japan and Europe, and range in size from small companies competing in specific market segments (single product) to large multinationals with products that span several market segments. At present, no single company competes with Applied Materials in all of the same market segments. Competitors in a given technology tend to have different degrees of market presence in the various regional geographic markets. Competition is based on many factors, primarily technological advancements, productivity and cost-effectiveness, customer support, contamination control and overall product quality. Management believes that the Company's competitive position in each of its served markets is based on the ability of its products and services to address customer requirements related to these competitive factors. Management believes that the Company is a strong competitor with respect to its products, services and resources. However, new products, pricing pressures, rapid changes in technology and other competitive actions from both new and existing competitors could materially affect the Company's market position.

APPLIED KOMATSU TECHNOLOGY, INC. JOINT VENTURE

In September 1993, the Company entered into an agreement with Komatsu, Ltd. to form Applied Komatsu Technology, Inc. (AKT), a joint venture corporation that develops, manufactures and markets systems used to produce Flat Panel Displays for laptop, notebook and palmtop computers, desktop monitors, digital/video cameras, portable televisions and instrument displays. During the fourth fiscal quarter of 1998, the Company decided to discontinue the operations of AKT. The Company's interest in this joint venture will be wound down over a period not to exceed twelve months from the date of the decision to discontinue operations. As a result of this decision, AKT has stopped selling PVD and Etch systems and has ceased development efforts on new and next generation systems and technology. AKT will continue to offer its existing CVD product line for sale and will also provide existing customers with ongoing system support. See "Management's Discussion and Analysis - AKT Joint Venture" and Note 4 of Notes to Consolidated Financial Statements, which are incorporated herein by reference from the Applied Materials 1998 Annual Report.

ACQUISITION

On October 12, 1998, the Company announced that it entered into an agreement to acquire Consilium, Inc. (Consilium), a leading independent supplier of integrated semiconductor and electronics manufacturing execution systems software and services, in a stock-for-stock merger. The acquisition was consummated on December 11, 1998 and will be accounted for as a pooling of interests. The Company issued approximately 2 million shares of its common stock in connection with this transaction. Consilium's financial condition and historical results of operations are not material in relation to the Company's financial condition and historical results of operations.

PATENTS AND LICENSES

Management believes that the Company's competitive position is significantly dependent upon skills in engineering, production and marketing, rather than its patent position. However, protection of the Company's technology assets by obtaining and enforcing patents is important. Therefore, the Company has an active program to file patent applications in the United States and other countries for inventions that the Company considers significant. The Company has a number of patents in the United States and other countries and additional applications are pending for new developments in its equipment and processes. In addition to patents, the Company also possesses other proprietary intellectual property, including trademarks, know-how, trade secrets and copyrights.

The Company enters into patent and technology licensing agreements with other companies when management determines it is in the Company's best interest. The Company pays royalties under existing patent license agreements for the use, in several of its products, of certain patented technologies that are licensed to the Company for the life of the patents. The Company also receives royalties from licenses granted to third parties. Royalties received from third parties have not been, and are not expected to be, material.

In the normal course of business, the Company from time to time receives and makes inquiries regarding possible patent infringement. In dealing with such inquiries, it may become necessary or useful for the Company to obtain or grant licenses or other rights. However, there can be no assurance that such licenses or rights will be available to the Company on commercially reasonable terms. Although there can be no assurance about the outcome of patent infringement inquiries, the Company believes it is unlikely that their resolution will have a material adverse effect on its financial condition or results of operations.

ENVIRONMENTAL MATTERS

Two of the Company's locations have been designated as Superfund sites by the United States Environmental Protection Agency since 1987; however, neither compliance with Federal, State and local provisions regulating discharge of materials into the environment, nor remedial agreements or other actions relating to the environment, has had, or is expected to have, a material effect on the Company's capital expenditures, financial condition, results of operations or competitive position. The Company has been designated a "Responsible Party" by the U.S. Environmental Protection Agency with respect to one site and a "Potentially Responsible Party" with respect to the other site.

EMPLOYEES

At October 25, 1998, the Company employed 12,060 regular employees. In the high-technology industry, competition for highly-skilled employees is intense. The Company believes that its future success is highly dependent upon on its continued ability to attract and retain qualified employees. There can be no assurance that the Company will be able to attract and retain qualified employees. In response to the current semiconductor industry downturn, the Company completed two separate restructuring actions in 1998 that reduced its global workforce by approximately 2,800 employees. All activities of the Company were subject to this restructuring effort. None of the Company's employees are represented by a trade union, and management considers its relations with employees to be good.

ITEM 2:  PROPERTIES

Certain information concerning the Company's principal properties at October 25, 1998 is set forth below:

                                                                                     SQUARE
      LOCATION              TYPE                   PRINCIPAL USE                     FOOTAGE         OWNERSHIP
      --------              ----                   -------------                    ---------        ---------
   Santa Clara, CA      Office, plant &       Headquarters, Marketing,                968,000          owned
                        warehouse             Manufacturing, Distribution,          3,120,000 (1)      leased
                                              Research and Engineering

   Austin, TX           Office, plant &       Manufacturing                           824,000          owned
                        warehouse                                                     320,000          leased

   Horsham, England     Office, plant &       Manufacturing, Research                 126,000          leased
                        warehouse             and Engineering

   Narita, Japan        Office, plant &       Manufacturing, Research                 222,000(2)       owned
                        warehouse             and Engineering

   Chunan, Korea        Office, plant &       Manufacturing, Research                 107,000          owned
                        warehouse             and Engineering

   Hsinchu, Taiwan      Office, plant &       Manufacturing, Research                  89,000          owned
                        warehouse             and Engineering                         130,000          leased

   Tel Aviv, Israel     Office                Research and Engineering                 21,000          leased

   Nes Ziona, Israel    Office, plant         Manufacturing, Research                  72,000          leased
                        & warehouse           and Engineering

   Yavne, Israel        Office, plant         Manufacturing, Research                  55,000          leased
                        & warehouse           and Engineering

-------------
(1) Includes approximately 765,000 square feet that is either currently being subleased or is being marketed for sublease.

(2) Subject to loans of $43 million, secured by property and equipment having an approximate net book value of $63 million at October 25, 1998.

The Company also leases office space for 79 sales and service offices throughout the world: 29 offices are located in North America (primarily the United States), 14 in Europe, 23 in Japan, 6 in Korea, 2 in Taiwan and 5 in Asia-Pacific.

The Company currently owns 167,000 square feet of manufacturing and other operating facilities in California that have not yet been completed and placed in service. In addition, the Company is currently constructing 330,000 square feet of manufacturing facilities in Texas.

The Company also owns 99 acres of buildable land in Austin, Texas, 43 acres of buildable land in Santa Clara, California and 9 acres of buildable land in Narita, Japan. The Austin, Santa Clara and Narita land can accommodate approximately 1,509,000, 1,046,000 and 766,000 square feet, respectively, of additional building space to help satisfy the Company's current and future needs.

Management considers the above facilities suitable and adequate to meet the Company's requirements.

ITEM 3:  LEGAL PROCEEDINGS

In April 1997, the Company initiated separate lawsuits against AST Electronik GmbH and AST Electronik USA, Inc. (collectively AST), and AG Associates, Inc.
(AG) (case no. C-97-20375-RWM) in the United States District Court for the Northern District of California, alleging infringement of certain patents concerning rapid thermal processing technology. Discovery has commenced and trial in the AG matter has been set for July 1999. In October 1997, AST and AG each filed counterclaims against the Company alleging patent infringement concerning related technology. AG later filed additional counterclaims, alleging infringement of several patents. These additional counterclaims were dismissed by the court in July 1998. In response, in August 1998, AG filed two separate patent infringement lawsuits based on these same patents, one in the United States District Court for the Northern District of California (case no. C98-03044-WHO) and one in the United States District Court for the District of Delaware (civil action no. 98-479). No trial dates have been set in these actions. The Company and AST have resolved their dispute under terms and conditions set forth in a Memorandum of Understanding signed by the parties, and a final Settlement Agreement is being completed. The settlement is not expected to be material. The Company continues to believe it has meritorious claims and defenses against AG, and intends to pursue them vigorously.

As a result of the Company's acquisition of Orbot Instruments, Ltd. (Orbot), the Company is involved in a lawsuit captioned KLA Instruments Corporation (KLA) v. Orbot (case no. C93-20886-JW) in the United States District Court for the Northern District of California. KLA alleges that Orbot infringes one patent regarding equipment for the inspection of masks and reticles, and seeks an injunction, damages and such other relief as the Court may find appropriate. There has been limited discovery, but no trial date has been set. Management believes it has meritorious defenses and intends to pursue them vigorously.

On June 13, 1997, the Company filed a lawsuit against Varian Associates, Inc. (Varian) captioned Applied Materials, Inc. v. Varian Associates, Inc. (case no. C-97-20523-RMW), alleging infringement of several of the Company's patents concerning physical vapor deposition (PVD) technology. The complaint was later amended on July 7, 1997 to include Novellus Systems, Inc. (Novellus) as a defendant as a result of Novellus' acquisition of Varian's thin film systems PVD business. The Company seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys' fees. Varian answered the complaint by denying all allegations, counterclaiming for declaratory judgment of invalidity and unenforceability and alleging conduct by the Company in violation of antitrust laws. On June 23, 1997, Novellus filed a separate lawsuit against the Company captioned Novellus Systems, Inc. v. Applied Materials, Inc. (case no. C-97-20551-EAI), alleging infringement by the Company of three patents concerning PVD technology that were formerly owned by Varian. On July 8, 1997, Varian filed a separate lawsuit against the Company captioned Varian Associates, Inc. v. Applied Materials, Inc. (case no. C-97-20597-PVT), alleging a broad range of conduct in violation of federal antitrust laws and state unfair competition and business practice laws. Discovery has commenced in these actions, but no trial dates have been set. Management believes it has meritorious claims and defenses and intends to pursue them vigorously.

During fiscal 1998, the Company settled all outstanding litigation with ASM International N.V. As a result of this settlement, the Company received a convertible note for $80 million, against which $15 million was collected in November 1997. Because of the impact of the current industry downturn on ASM's financial condition and liquidity, ASM was not able to pay the $65 million remaining balance at the maturity date. Therefore, ASM's obligations under the November 1997 litigation settlement agreement were restructured in December 1998. Pursuant to the new agreement, ASM paid $20 million upon completion of the restructuring, and agreed to pay $10 million on November 2, 1999 and $35 million no later than November 2, 2000. Certain other obligations of ASM were also modified; however, these modifications are not expected to be material to the Company's financial condition or results of operations.

In November 1997, OKI Electric Industry, Co., Ltd. (OKI) filed suit against one of the Company's wholly-owned subsidiaries, Applied Materials Japan (AMJ), in Tokyo District Court in Japan, alleging that AMJ is obligated to indemnify OKI for a portion of patent license royalties paid by OKI to Texas Instruments, Inc. Several hearings have been held, but no trial date has been set. Management believes it has meritorious defenses and intends to pursue them vigorously.

The Company is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, management does not believe that any of these legal matters will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS IN FOURTH FISCAL QUARTER OF 1998

None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and notes thereto identify and set forth information about the Company's five executive officers:


   NAME OF INDIVIDUAL                     CAPACITIES IN WHICH SERVED
   ------------------                     --------------------------
   James C. Morgan(1).......  Chairman of the Board of Directors and Chief
                              Executive Officer

   Dan Maydan(2)............  President of the Company and Chairman of Applied
                              Komatsu Technology, Inc.

   Joseph R. Bronson(3).....  Senior Vice President, Office of the President, Chief
                              Financial Officer and Chief Administrative Officer

   Sasson Somekh(4).......... Senior Vice President, Office of the President

   David N.K. Wang(5)........ Senior Vice President, Office of the President

----------
(1) Mr. Morgan, age 60, has been Chief Executive Officer since 1977 and Chairman of the Board of Directors since 1987. Mr. Morgan also served as President of the Company from 1976 to 1987.

(2) Dr. Maydan, age 63, was appointed President of the Company in December 1993. Dr. Maydan served as Executive Vice President from 1990 to December 1993. Prior to that, Dr. Maydan had been Group Vice President since February 1989. Dr. Maydan joined the Company in 1980 as a Director of Technology.

(3) Mr. Bronson, age 50, was appointed Senior Vice President, Office of the President, Chief Financial Officer and Chief Administrative Officer in January 1998. Mr. Bronson served as Group Vice President from April 1994 to January 1998. Prior to that, Mr. Bronson had been Vice President since November 1990. Mr. Bronson joined the Company in September 1984 as Corporate Controller.

(4) Dr. Somekh, age 52, was appointed to the Office of the President in January 1998, and was appointed Senior Vice President of the Company in December 1993. Dr. Somekh served as Group Vice President from 1990 to 1993. Prior to that, Dr. Somekh had been a divisional Vice President. Dr. Somekh joined the Company in 1980 as a Project Manager.

(5) Dr. Wang, age 52, was appointed to the Office of the President in January 1998, and was appointed Senior Vice President of the Company in December 1993. Dr. Wang served as Group Vice President from 1990 to 1993. Prior to that, Dr. Wang had been a divisional Vice President. Dr. Wang joined Applied Materials in 1980 as a Manager, Process Engineering and Applications.


                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

"Stock Price History" on page 66 of the Applied Materials 1998 Annual Report is incorporated herein by reference.

The Company's common stock is traded on the Nasdaq over-the-counter market. As of December 18, 1998, there were approximately 5,791 holders of record of the common stock.

To date, the Company has paid no cash dividends to its stockholders. The Company has no plans to pay cash dividends in the near future.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

"Selected Consolidated Financial Data" on page 29 of the Applied Materials 1998 Annual Report is incorporated herein by reference.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis" on pages 30 through 43 of the Applied Materials 1998 Annual Report is incorporated herein by reference.

ITEM 7a: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

"Market Risk Disclosure" on page 43 of the Applied Materials 1998 Annual Report is incorporated herein by reference.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, Independent Accountants, dated November 17, 1998, except as to Note 14 which is dated as of December 23, 1998, and appearing on pages 44 through 64 and page 66 of the Applied Materials 1998 Annual Report, are incorporated herein by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the 1999 Annual Meeting of Stockholders ("the Proxy Statement").

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Information concerning directors of the Company appears in the Company's Proxy Statement, under Item 1 -- "Election of Directors." This portion of the Proxy Statement is incorporated herein by reference.

(b) For information with respect to Executive Officers, see Part I of this Annual Report on Form 10-K.

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

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. FINANCIAL STATEMENTS

        The consolidated financial statements listed in the accompanying "Index to Financial Statements and Financial Statement Schedule" are incorporated herein by reference from the Applied Materials 1998 Annual Report.

     2. FINANCIAL STATEMENT SCHEDULE

        The financial statement schedule listed in the accompanying "Index to Financial Statements and Financial Statement Schedule" is filed as part of this Annual Report on Form 10-K.

     3. EXHIBITS

        The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b) The Company filed a Report on Form 8-K on October 23, 1998. The report contains the Company's press release, dated October 23, 1998, announcing the completion of a previously announced restructuring plan and one-time charges for the fourth fiscal quarter of 1998.

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                                  (Item 14(a))

                                                                             ANNUAL REPORT
                                                                              PAGE NUMBER
                                                                             -------------
   (1) Financial Statements
       Consolidated Statements of Operations for the Fiscal Years Ended
       October 27, 1996, October 26, 1997 and October 25, 1998...............     44

       Consolidated Balance Sheets at October 26, 1997 and October 25,
       1998..................................................................     45

       Consolidated Statements of Stockholders' Equity for the Fiscal Years
       Ended October 27, 1996, October 26, 1997 and October 25, 1998.........     46

       Consolidated Statements of Cash Flows for the Fiscal Years Ended
       October 27, 1996, October 26, 1997 and October 25, 1998...............     47

       Notes to Consolidated Financial Statements............................  48 - 64

       Report of Independent Accountants.....................................     66

                                                                               FORM 10-K
                                                                              PAGE NUMBER
                                                                              -----------
   (2) Financial Statement Schedule

       Report of Independent Accountants on Financial Statement Schedule.......    19

       Schedule II -- Valuation and Qualifying Accounts........................    20

Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

The consolidated financial statements listed in the above index that are included in the Applied Materials 1998 Annual Report are incorporated herein by reference. With the exception of the pages listed in the above index and the portion of such report referred to in items 1, 5, 6, 7, 7a and 8 of this Form 10-K, the Applied Materials 1998 Annual Report is not to be deemed filed as part of this report.

                                INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

 EXHIBIT NO.                            DESCRIPTION
 -----------                            -----------
     2.1 Agreement and Plan of Merger, by and among Applied Materials, Inc., Orion Corp. I, and Opal, Inc. dated as of November 24, 1996, previously filed with the Company's Annual Report on Form 10-K for the year ended October 27, 1996, and incorporated herein by reference.
     2.2 Stock Purchase Agreement dated as of November 24, 1996 by and among Applied Materials, Inc., Orbot Instruments, Ltd. and the Stockholders of Orbot Instruments, Ltd., previously filed with the Company's Annual Report on Form 10-K for the year ended October 27, 1996, and incorporated herein by reference.
     2.3 Agreement and Plan of Merger And Reorganization between Applied Materials, Inc. and Consilium, Inc., previously filed with the Company's Form S-4A dated November 6, 1998, and incorporated herein by reference.
     3(i) Certificate of Incorporation of Applied Materials, Inc., a Delaware corporation, as amended to March 18, 1996, previously filed with the Company's Annual Report on Form 10-K for the year ended October 27, 1996, and incorporated herein by reference.
     3(i)(a) Amendment to Articles of Incorporation dated March 27, 1998, previously filed with the Company's Form 10-Q for the quarter ended July 26, 1998, and incorporated herein by reference.
     3(i)(b) Articles of Incorporation (as amended to March 27, 1998), previously filed with the Company's Form 10-Q for the quarter ended July 26, 1998, and incorporated herein by reference.
     3(ii) Bylaws of Applied Materials, Inc., as amended to December 13, 1996, previously filed with the Company's Annual Report on Form 10-K for the year ended October 27, 1996, and incorporated herein by reference.
     4.1 Rights Agreement, dated as of June 14, 1989, between Applied Materials, Inc. and Bank of America NT&SA, as Rights Agent, including Form of Rights Certificate and Form of Summary of Rights to Purchase Common Stock, previously filed with the Company's report on Form 8-K dated June 14, 1989, and incorporated herein by reference.
     4.2 Form of Indenture (including form of debt security) dated as of August 24, 1994 between Applied Materials, Inc. and Harris Trust Company of California, as Trustee, previously filed with the Company's Form 8-K on August 17, 1994, and incorporated herein by reference.
    10.1* The 1976 Management Stock Option Plan, as amended to October 5, 1993, previously filed with the Company's Form 10-K for fiscal year 1993, and incorporated herein by reference.
    10.2* Applied Materials, Inc., Supplemental Income Plan, as amended, including Participation Agreements with James C. Morgan, Walter Benzing, and Robert Graham, previously filed with the Company's Form 10-K for fiscal year 1981, and incorporated herein by reference.
    10.3* Amendment to Supplemental Income Plan, dated July 20, 1984, previously filed with the Company's Form 10-K for fiscal year 1984, and incorporated herein by reference.
    10.4* The Applied Materials Employee Financial Assistance Plan, previously filed with the Company's definitive Proxy Statement in connection with the Annual Meeting of Shareholders held on March 5, 1981, and incorporated herein by reference.
    10.5* The 1985 Stock Option Plan for Non-Employee Directors, previously filed with the Company's Form 10-K for fiscal year 1985, and incorporated herein by reference.
    10.6* Amendment 1 to the 1985 Stock Option Plan for Non-Employee Directors dated June 14, 1989, previously filed with the Company's Form 10-K for fiscal year 1989, and incorporated herein by reference.
    10.7* Applied Materials, Inc. Supplemental Income Plan as amended to December 15, 1988, including the Participation Agreement with James C. Morgan, previously filed with the Company's Form 10-K for fiscal year 1988, and incorporated herein by reference.

    10.8 License Agreement dated January 1, 1992 between the Company and Varian Associates, Inc., previously filed with the Company's Form 10-K for fiscal year 1992, and incorporated herein by reference.
    10.9* Amendment dated December 9, 1992 to Applied Materials, Inc. Supplemental Income Plan dated June 4, 1981 (as amended to December 15, 1988), previously filed with the Company's Form 10-K for fiscal year 1993, and incorporated herein by reference.
    10.10* The Applied Materials, Inc. Executive Deferred Compensation Plan dated July 1, 1993 and as amended on September 2, 1993, previously filed with the Company's Form 10-Q for the quarter ended August 1, 1993, and incorporated herein by reference.
    10.11 Joint Venture Agreement between Applied Materials, Inc. and Komatsu, Ltd. dated September 14, 1993 and exhibits thereto, previously filed with the Company's Form 10-K for fiscal year 1993, and incorporated herein by reference. (Confidential treatment has been requested for certain portions of the agreement).
    10.12* Amendment No. 2 to Applied Materials, Inc. 1985 Stock Option Plan for Non-Employee Directors, dated September 10, 1992, previously filed with the Company's Form 10-K for fiscal year 1993, and incorporated herein by reference.
    10.13* Amendment No. 3 to Applied Materials, Inc. 1985 Stock Option Plan for Non-Employee Directors, dated October 5, 1993, previously filed with the Company's Form 10-K for fiscal year 1993, and incorporated herein by reference.
    10.14* Amendment No. 2 to the Applied Materials, Inc. Executive Deferred Compensation Plan, dated May 9, 1994, previously filed with the Company's Form 10-Q for the quarter ended May 1, 1994, and incorporated herein by reference.
    10.15* Amendment No. 4 to Applied Materials, Inc. 1985 Stock Option Plan for Non-Employee Directors, dated December 8, 1993, previously filed with the Company's Form 10-Q for the quarter ended May 1, 1994, and incorporated herein by reference.
    10.16* Applied Komatsu Technology, Inc. 1994 Executive Incentive Stock Purchase Plan, together with forms of Promissory Note, 1994 Executive Incentive Stock Purchase Agreement, and Loan and Security Agreement, previously filed with the Company's Form 10-Q for the quarter ended July 31, 1994, and incorporated herein by reference.
    10.17* The Applied Materials, Inc. 1995 Equity Incentive Plan, dated April 5, 1995, previously filed with the Company's Form 10-Q for the quarter ended April 30, 1995, and incorporated herein by reference.
    10.18* The Applied Materials, Inc. Senior Executive Bonus Plan, dated September 23, 1994, previously filed with the Company's Form 10-Q for the quarter ended April 30, 1995, and incorporated herein by reference.
    10.19* The Applied Materials, Inc. Executive Deferred Compensation Plan, as amended and restated on April 1, 1995, previously filed with the Company's Form 10-Q for the quarter ended April 30, 1995, and incorporated herein by reference.
    10.20 Applied Materials, Inc. Medium-Term Notes, Series A Distribution Agreement, dated August 24, 1995, previously filed with the Company's Form 10-K for fiscal year 1995, and incorporated herein by reference.
    10.21* Resolution pertaining to the Amendment of the Applied Materials, Inc. 1995 Equity Incentive Plan, adopted by the Stock Option and Compensation Committee of the Board of Directors of Applied Materials on December 12, 1996, previously filed with the Company's Form 10-Q for the quarter ended April 27, 1997, and incorporated herein by reference.
    10.22 Participation Agreement dated as of April 30, 1997 among Applied Materials, Inc. (as Lessee and Construction Agent), Credit Suisse Leasing 92A, L.P., (as Lessor and Borrower), Greenwich funding Corporation (as CP Lender), The Persons Named on Schedule I (as Eurodollar Lenders) and Credit Suisse First Boston (acting through its New York Branch, as Agent), previously filed with the Company's Form 10-Q for the quarter ended April 27, 1997, and incorporated herein by reference.
    10.23 Appendix 1 to Participation Agreement, Master Lease Agreement and Loan Agreement, dated as of April 30, 1997 (Definitions and Interpretation) for Applied Materials, Inc., previously filed with the Company's Form 10-Q for the quarter ended April 27, 1997, and incorporated herein by reference.
    10.24 Loan Agreement dated as of April 30, 1997 among Credit Suisse Leasing 92A, L.P. (as

              Borrower), Greenwich Funding Corporation (as CP Lender), The
              Persons Named on Schedule I (as Eurodollar Lenders) and Credit
              Suisse First Boston (acting through its New York Branch, as Agent)
              for Revolving Commercial Paper, Eurodollar Credit and Base Rate
              Program, previously filed with the Company's Form 10-Q for the quarter ended April 27, 1997, and incorporated herein by
              reference.
    10.25     Real Estate and Equipment Facility Master Lease dated as of April
              30, 1997 between Credit Suisse Leasing 92A, L.P. (as Lessor), and
              Applied Materials, Inc. (as Lessee), previously filed with the
              Company's Form 10-Q for the quarter ended April 27, 1997, and incorporated herein by reference.
    10.26     Underwriting Agreement between Applied Materials, Inc. and Morgan
              Stanley & Co. Incorporated dated October 9, 1997, previously filed with the Company's Form S-3 dated October 9, 1997, and
              incorporated herein by reference.
    10.27     Prospectus Supplement for Applied Materials' $400 million Senior
              Notes dated October 9, 1997, previously filed with the Company's
              Form S-3 dated October 9, 1997, and incorporated herein by reference.
    10.28     $250,000 Five Year Credit Agreement and $250,000 364-Day Credit
              Agreement, each dated as of March 13, 1998 among Applied
              Materials, Inc., Morgan Guaranty Trust Company of New York, as
              Documentation Agent and Administrative Agent, and Citicorp
              Securities, Inc., as Syndication Agent, previously filed with the
              Company's Form 10-Q for the quarter ended April 26, 1998, and incorporated herein by reference.
    10.29*    Amendment No. 1 to the Applied Materials, Inc. Executive Deferred
              Compensation Plan dated August 1, 1997, previously filed with the
              Company's Form 10-Q for the quarter ended July 26, 1998, and incorporated herein by reference.
    10.30*    Amendment No. 2 to the Applied Materials, Inc. Executive Deferred
              Compensation Plan dated December 1, 1997, previously filed with the Company's Form 10-Q for the quarter ended July 26, 1998, and incorporated herein by reference.
    10.31*    Applied Materials, Inc. 1995 Equity Incentive Plan, as amended on
              March 17, 1998, previously filed with the Company's Preliminary
              Proxy Statement dated January 27, 1998, and incorporated herein by reference.
    10.32     Letters of Guarantee dated October 28, 1998 between Applied
              Materials, Inc. and Bank of Tokyo-Mitsubishi, Ltd., Sanwa Bank,
              Ltd., Sakura Bank, Ltd. and Sumitomo Bank, Ltd. on behalf of
              Applied Komatsu Technology, Inc.
    10.33     Promissory Note dated December 15, 1998 between Applied Materials,
              Inc. and Applied Komatsu Technology America, Inc.
    10.34     Receivables Purchase Agreement dated October 22, 1998 between
              Applied Materials, Inc. and Deutsche Financial Services
              Corporation.
    10.35*    Amendment No. 1 to the Applied Materials, Inc. Senior Executive
              Bonus Plan dated September 2, 1998.
    12.1      Ratio of Earnings to Fixed Charges.
    13        Applied Materials 1998 Annual Report for the fiscal year ended
              October 25, 1998 (to the extent expressly incorporated by
              reference).
    21        Subsidiaries of Applied Materials, Inc.
    23        Consent of Independent Accountants.
    24        Power of Attorney.
    27        Financial Data Schedule: filed electronically.

-----------
* Indicates, as required by Item 14(a)3, a management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          APPLIED MATERIALS, INC.

                                          By /s/ JAMES C. MORGAN
                                             -----------------------------------
                                             James C. Morgan
                                             Chairman of the Board and
                                             Chief Executive Officer

Dated: January 20, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        NAME                                      TITLE                                 DATE
        ----                                      -----                                 ----
/s/ JAMES C. MORGAN                        Chairman of the Board and                January 20, 1999
---------------------------------------    Chief Executive Officer
James C. Morgan


/s/ JOSEPH R. BRONSON                      Senior Vice President,                   January 20, 1999
---------------------------------------    Office of the President,
Joseph R. Bronson                          Chief Financial Officer and
                                           Chief Administrative Officer
                                           (Principal Financial Officer)


/s/ MICHAEL K. O'FARRELL                   Vice President, Global Controller        January 20, 1999
---------------------------------------    and Chief Accounting Officer
Michael K. O'Farrell                       (Principal Accounting Officer)

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

* By /s/ JAMES C. MORGAN
     ------------------------------------
     James C. Morgan, Attorney-in-Fact **

**By authority of the power of attorney filed herewith.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Applied Materials, Inc.

Our audits of the consolidated financial statements referred to in our report dated November 17, 1998, except as to Note 14, which is dated as of December 23, 1998, appearing on page 66 of the 1998 Annual Report to Stockholders of Applied Materials, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K), also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PRICEWATERHOUSECOOPERS LLP
--------------------------------
PricewaterhouseCoopers LLP


San Jose, California
November 17, 1998

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                             (Dollars in thousands)


                         BALANCE AT            ADDITIONS-                            BALANCE
     FISCAL YEAR      BEGINNING OF YEAR     CHARGED TO INCOME     DEDUCTIONS     AT END OF YEAR
     -----------      -----------------     -----------------     ----------     --------------
        1996               $ 3,017             $ 1,548             $  (396)         $ 4,169
        1997               $ 4,169             $ 2,433             $(1,024)         $ 5,578
        1998               $ 5,578             $    --             $(4,948)         $   630

                                 EXHIBITS INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

 EXHIBIT NO.                            DESCRIPTION
 -----------                            -----------
     2.1 Agreement and Plan of Merger, by and among Applied Materials, Inc., Orion Corp. I, and Opal, Inc. dated as of November 24, 1996, previously filed with the Company's Annual Report on Form 10-K for the year ended October 27, 1996, and incorporated herein by reference.
     2.2 Stock Purchase Agreement dated as of November 24, 1996 by and among Applied Materials, Inc., Orbot Instruments, Ltd. and the Stockholders of Orbot Instruments, Ltd., previously filed with the Company's Annual Report on Form 10-K for the year ended October 27, 1996, and incorporated herein by reference.
     2.3 Agreement and Plan of Merger And Reorganization between Applied Materials, Inc. and Consilium, Inc., previously filed with the Company's Form S-4A dated November 6, 1998, and incorporated herein by reference.
     3(i) Certificate of Incorporation of Applied Materials, Inc., a Delaware corporation, as amended to March 18, 1996, previously filed with the Company's Annual Report on Form 10-K for the year ended October 27, 1996, and incorporated herein by reference.
     3(i)(a) Amendment to Articles of Incorporation dated March 27, 1998, previously filed with the Company's Form 10-Q for the quarter ended July 26, 1998, and incorporated herein by reference.
     3(i)(b) Articles of Incorporation (as amended to March 27, 1998), previously filed with the Company's Form 10-Q for the quarter ended July 26, 1998, and incorporated herein by reference.
     3(ii) Bylaws of Applied Materials, Inc., as amended to December 13, 1996, previously filed with the Company's Annual Report on Form 10-K for the year ended October 27, 1996, and incorporated herein by reference.
     4.1 Rights Agreement, dated as of June 14, 1989, between Applied Materials, Inc. and Bank of America NT&SA, as Rights Agent, including Form of Rights Certificate and Form of Summary of Rights to Purchase Common Stock, previously filed with the Company's report on Form 8-K dated June 14, 1989, and incorporated herein by reference.
     4.2 Form of Indenture (including form of debt security) dated as of August 24, 1994 between Applied Materials, Inc. and Harris Trust Company of California, as Trustee, previously filed with the Company's Form 8-K on August 17, 1994, and incorporated herein by reference.
    10.1* The 1976 Management Stock Option Plan, as amended to October 5, 1993, previously filed with the Company's Form 10-K for fiscal year 1993, and incorporated herein by reference.
    10.2* Applied Materials, Inc., Supplemental Income Plan, as amended, including Participation Agreements with James C. Morgan, Walter Benzing, and Robert Graham, previously filed with the Company's Form 10-K for fiscal year 1981, and incorporated herein by reference.
    10.3* Amendment to Supplemental Income Plan, dated July 20, 1984, previously filed with the Company's Form 10-K for fiscal year 1984, and incorporated herein by reference.
    10.4* The Applied Materials Employee Financial Assistance Plan, previously filed with the Company's definitive Proxy Statement in connection with the Annual Meeting of Shareholders held on March 5, 1981, and incorporated herein by reference.
    10.5* The 1985 Stock Option Plan for Non-Employee Directors, previously filed with the Company's Form 10-K for fiscal year 1985, and incorporated herein by reference.
    10.6* Amendment 1 to the 1985 Stock Option Plan for Non-Employee Directors dated June 14, 1989, previously filed with the Company's Form 10-K for fiscal year 1989, and incorporated herein by reference.
    10.7* Applied Materials, Inc. Supplemental Income Plan as amended to December 15, 1988, including the Participation Agreement with James C. Morgan, previously filed with the Company's Form 10-K for fiscal year 1988, and incorporated herein by reference.

    10.8 License Agreement dated January 1, 1992 between the Company and Varian Associates, Inc., previously filed with the Company's Form 10-K for fiscal year 1992, and incorporated herein by reference.
    10.9* Amendment dated December 9, 1992 to Applied Materials, Inc. Supplemental Income Plan dated June 4, 1981 (as amended to December 15, 1988), previously filed with the Company's Form 10-K for fiscal year 1993, and incorporated herein by reference.
    10.10* The Applied Materials, Inc. Executive Deferred Compensation Plan dated July 1, 1993 and as amended on September 2, 1993, previously filed with the Company's Form 10-Q for the quarter ended August 1, 1993, and incorporated herein by reference.
    10.11 Joint Venture Agreement between Applied Materials, Inc. and Komatsu, Ltd. dated September 14, 1993 and exhibits thereto, previously filed with the Company's Form 10-K for fiscal year 1993, and incorporated herein by reference. (Confidential treatment has been requested for certain portions of the agreement).
    10.12* Amendment No. 2 to Applied Materials, Inc. 1985 Stock Option Plan for Non-Employee Directors, dated September 10, 1992, previously filed with the Company's Form 10-K for fiscal year 1993, and incorporated herein by reference.
    10.13* Amendment No. 3 to Applied Materials, Inc. 1985 Stock Option Plan for Non-Employee Directors, dated October 5, 1993, previously filed with the Company's Form 10-K for fiscal year 1993, and incorporated herein by reference.
    10.14* Amendment No. 2 to the Applied Materials, Inc. Executive Deferred Compensation Plan, dated May 9, 1994, previously filed with the Company's Form 10-Q for the quarter ended May 1, 1994, and incorporated herein by reference.
    10.15* Amendment No. 4 to Applied Materials, Inc. 1985 Stock Option Plan for Non-Employee Directors, dated December 8, 1993, previously filed with the Company's Form 10-Q for the quarter ended May 1, 1994, and incorporated herein by reference.
    10.16* Applied Komatsu Technology, Inc. 1994 Executive Incentive Stock Purchase Plan, together with forms of Promissory Note, 1994 Executive Incentive Stock Purchase Agreement, and Loan and Security Agreement, previously filed with the Company's Form 10-Q for the quarter ended July 31, 1994, and incorporated herein by reference.
    10.17* The Applied Materials, Inc. 1995 Equity Incentive Plan, dated April 5, 1995, previously filed with the Company's Form 10-Q for the quarter ended April 30, 1995, and incorporated herein by reference.
    10.18* The Applied Materials, Inc. Senior Executive Bonus Plan, dated September 23, 1994, previously filed with the Company's Form 10-Q for the quarter ended April 30, 1995, and incorporated herein by reference.
    10.19* The Applied Materials, Inc. Executive Deferred Compensation Plan, as amended and restated on April 1, 1995, previously filed with the Company's Form 10-Q for the quarter ended April 30, 1995, and incorporated herein by reference.
    10.20 Applied Materials, Inc. Medium-Term Notes, Series A Distribution Agreement, dated August 24, 1995, and incorporated herein by reference.
    10.21* Resolution pertaining to the Amendment of the Applied Materials, Inc. 1995 Equity Incentive Plan, adopted by the Stock Option and Compensation Committee of the Board of Directors of Applied Materials on December 12, 1996, previously filed with the Company's Form 10-Q for the quarter ended April 27, 1997, and incorporated herein by reference.
    10.22 Participation Agreement dated as of April 30, 1997 among Applied Materials, Inc. (as Lessee and Construction Agent), Credit Suisse Leasing 92A, L.P., (as Lessor and Borrower), Greenwich funding Corporation (as CP Lender), The Persons Named on Schedule I (as Eurodollar Lenders) and Credit Suisse First Boston (acting through its New York Branch, as Agent), previously filed with the Company's Form 10-Q for the quarter ended April 27, 1997, and incorporated herein by reference.
    10.23 Appendix 1 to Participation Agreement, Master Lease Agreement and Loan Agreement, dated as of April 30, 1997 (Definitions and Interpretation) for Applied Materials, Inc., previously filed with the Company's Form 10-Q for the quarter ended April 27, 1997, and incorporated herein by reference.
    10.24 Loan Agreement dated as of April 30, 1997 among Credit Suisse Leasing 92A, L.P. (as

              Borrower), Greenwich Funding Corporation (as CP Lender), The
              Persons Named on Schedule I (as Eurodollar Lenders) and Credit
              Suisse First Boston (acting through its New York Branch, as Agent)
              for Revolving Commercial Paper, Eurodollar Credit and Base Rate
              Program, previously filed with the Company's Form 10-Q for the quarter ended April 27, 1997, and incorporated herein by
              reference.
    10.25     Real Estate and Equipment Facility Master Lease dated as of April
              30, 1997 between Credit Suisse Leasing 92A, L.P. (as Lessor), and
              Applied Materials, Inc. (as Lessee), previously filed with the
              Company's Form 10-Q for the quarter ended April 27, 1997, and incorporated herein by reference.
    10.26     Underwriting Agreement between Applied Materials, Inc. and Morgan
              Stanley & Co. Incorporated dated October 9, 1997, previously filed with the Company's Form S-3 dated October 9, 1997, and
              incorporated herein by reference.
    10.27     Prospectus Supplement for Applied Materials' $400 million Senior
              Notes dated October 9, 1997, previously filed with the Company's
              Form S-3 dated October 9, 1997, and incorporated herein by reference.
    10.28     $250,000 Five Year Credit Agreement and $250,000 364-Day Credit
              Agreement, each dated as of March 13, 1998 among Applied
              Materials, Inc., Morgan Guaranty Trust Company of New York, as
              Documentation Agent and Administrative Agent, and Citicorp
              Securities, Inc., as Syndication Agent, previously filed with the
              Company's Form 10-Q for the quarter ended April 26, 1998, and incorporated herein by reference..
    10.29*    Amendment No. 1 to the Applied Materials, Inc. Executive Deferred
              Compensation Plan dated August 1, 1997, previously filed with the
              Company's Form 10-Q for the quarter ended July 26, 1998, and incorporated herein by reference.
    10.30*    Amendment No. 2 to the Applied Materials, Inc. Executive Deferred
              Compensation Plan dated December 1, 1997, previously filed with the Company's Form 10-Q for the quarter ended July 26, 1998, and incorporated herein by reference.
    10.31*    Applied Materials, Inc. 1995 Equity Incentive Plan, as amended on
              March 17, 1998, previously filed with the Company's Preliminary
              Proxy Statement dated January 27, 1998, and incorporated herein by reference.
    10.32     Letters of Guarantee dated October 28, 1998 between Applied
              Materials, Inc. and Bank of Tokyo-Mitsubishi, Ltd., Sanwa Bank,
              Ltd., Sakura Bank, Ltd. and Sumitomo Bank, Ltd. on behalf of
              Applied Komatsu Technology, Inc.
    10.33     Promissory Note dated December 15, 1998 between Applied Materials,
              Inc. and Applied Komatsu Technology America, Inc.
    10.34     Receivables Purchase Agreement dated October 22, 1998 between
              Applied Materials, Inc. and Deutsche Financial Services
              Corporation.
    10.35*    Amendment No. 1 to the Applied Materials, Inc. Senior Executive
              Bonus Plan dated September 2, 1998.
    12.1      Ratio of Earnings to Fixed Charges.
    13        Applied Materials 1998 Annual Report for the fiscal year ended
              October 25, 1998 (to the extent expressly incorporated by
              reference).
    21        Subsidiaries of Applied Materials, Inc.
    23        Consent of Independent Accountants.
    24        Power of Attorney.
    27        Financial Data Schedule: filed electronically.

-----------
* Indicates, as required by Item 14(a)3, a management contract or compensatory plan or arrangement.