Form 10-Q
period 1999-01-31
APPLIED MATERIALS INC /DE
filed 1999-03-09
CIK 6951

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended JANUARY 31, 1999 or

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________  to  ___________

                        Commission file number   0-6920

                             APPLIED MATERIALS, INC.
             (Exact name of registrant as specified in its charter)

  Delaware                                              94-1655526
 -------------------------------------------------------------------------------
  (State or other jurisdiction                          (I.R.S. Employer
  of incorporation or organization)                     Identification No.)

  3050 Bowers Avenue, Santa Clara, California           95054-3299
 -------------------------------------------------------------------------------
  (Address of principal executive offices)              (Zip Code)

  Registrant's telephone number, including area code    (408) 727-5555
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

  Number of shares outstanding of the issuer's common stock as of January 31, 1999: 372,974,320

 ===============================================================================

                             APPLIED MATERIALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      Three Months Ended
                                   -------------------------
(In thousands, except per            Jan. 25,     Jan. 31,
 share amounts)                      1998          1999
---------------------------------- ------------ ------------
Net sales.......................... $1,307,685     $742,477
Cost of products sold..............    678,244      421,374
                                   ------------ ------------
Gross margin.......................    629,441      321,103

Operating expenses:
   Research, development and
     engineering...................    182,329      141,207
   Marketing and selling...........     86,389       70,733
   General and administrative......     65,768       61,594
   Non-recurring items ............     32,227        5,000
                                   ------------ ------------
Income from operations.............    262,728       42,569

Income from litigation settlements.     80,000       20,000

Interest expense...................     11,864       11,470
Interest income....................     21,279       25,546
                                   ------------ ------------
Income before taxes................    352,143       76,645
Provision for income taxes.........    123,250       23,760
                                   ------------ ------------
Net income.........................   $228,893      $52,885
                                   ============ ============
Earnings per share:
   Basic...........................      $0.62        $0.14
   Diluted.........................      $0.60        $0.14

Weighted average number of shares:
   Basic...........................    366,894      370,530
   Diluted.........................    379,101      388,233

 See accompanying notes to consolidated condensed financial statements.

                             APPLIED MATERIALS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS*

                                                      Oct. 25,      Jan. 31,
(In thousands)                                         1998          1999
-------------------------------------------------- ------------  ------------
ASSETS

Current assets:
   Cash and cash equivalents.....................     $575,205      $562,401
   Short-term investments........................    1,188,351     1,361,912
   Accounts receivable, net......................      764,472       671,319
   Inventories...................................      555,881       552,779
   Deferred income taxes.........................      337,906       338,217
   Other current assets..........................       97,140       110,911
                                                   ------------  ------------
Total current assets.............................    3,518,955     3,597,539

Property, plant and equipment, net...............    1,261,520     1,226,701
Other assets.....................................      149,217       136,497
                                                   ------------  ------------
Total assets.....................................   $4,929,692    $4,960,737
                                                   ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable.................................         $644       $   --
   Current portion of long-term debt.............        7,367         7,652
   Accounts payable and accrued expenses.........    1,041,341       876,618
   Income taxes payable..........................       68,974       158,689
                                                   ------------  ------------
Total current liabilities........................    1,118,326     1,042,959

Long-term debt...................................      616,572       616,902
Deferred income taxes and other liabilities......       74,173        80,761
                                                   ------------  ------------
Total liabilities................................    1,809,071     1,740,622
                                                   ------------  ------------
Stockholders' equity:
   Common stock..................................        3,679         3,730
   Additional paid-in capital....................      792,145       842,664
   Retained earnings.............................    2,328,940     2,381,825
   Accumulated other comprehensive income........       (4,143)       (8,104)
                                                   ------------  ------------
Total stockholders' equity.......................    3,120,621     3,220,115
                                                   ------------  ------------
Total liabilities and stockholders' equity.......   $4,929,692    $4,960,737
                                                   ============  ============

* Amounts as of January 31, 1999 are unaudited. Amounts as of October 25, 1998 are from the October 25, 1998 audited financial statements.

  See accompanying notes to consolidated condensed financial statements.

                             APPLIED MATERIALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                    --------------------------
                                                      Jan. 25,      Jan. 31,
(In thousands)                                         1998           1999
--------------------------------------------------- ------------  ------------
Cash flows from operating activities:
  Net income......................................     $228,893       $52,885
  Adjustments required to reconcile net income
    to cash provided by operations:
    Acquired in-process research and
     development expense..........................       32,227           --
    Depreciation and amortization.................       66,889        70,788
    Deferred income taxes.........................         (383)           92
    Changes in assets and liabilities, net of
     amounts acquired:
       Accounts receivable........................      (77,545)      104,530
       Inventories................................      (65,223)        3,702
       Other current assets.......................      (74,662)       (7,750)
       Other assets...............................       (1,572)        9,081
       Accounts payable and accrued expenses......      (47,182)     (171,883)
       Income taxes payable.......................       33,332        86,847
       Other liabilities..........................        8,437         3,904
                                                    ------------  ------------
Cash provided by operations.......................      103,211       152,196
                                                    ------------  ------------
Cash flows from investing activities:
  Capital expenditures, net of retirements........     (152,636)      (39,267)
  Cash paid for licensed technology...............      (32,227)          --
  Proceeds from sales of short-term investments...      252,429       194,831
  Purchases of short-term investments.............     (228,030)     (368,392)
                                                    ------------  ------------
Cash used for investing...........................     (160,464)     (212,828)
                                                    ------------  ------------
Cash flows from financing activities:
  Short-term debt activity, net...................       (1,943)       (2,699)
  Long-term debt activity, net....................       (1,399)       (2,183)
  Common stock transactions, net..................      (58,331)       52,130
                                                    ------------  ------------
Cash provided by/(used for) financing.............      (61,673)       47,248
                                                    ------------  ------------
Effect of exchange rate changes on cash...........         (804)          580
                                                    ------------  ------------
Decrease in cash and cash equivalents.............     (119,730)      (12,804)
Cash and cash equivalents - beginning of period...      448,043       575,205
                                                    ------------  ------------
Cash and cash equivalents - end of period.........     $328,313      $562,401
                                                    ============  ============

For the three months ended January 25, 1998, cash payments for interest and income taxes were $870 and $86,300, respectively. For the three months ended January 31, 1999, cash payments for interest were $1,392 and net income tax refunds were $63,787.

  See accompanying notes to consolidated condensed financial statements.

                             APPLIED MATERIALS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                        THREE MONTHS ENDED JANUARY 31, 1999


1)      Basis of Presentation

In the opinion of management, the unaudited consolidated condensed financial statements of Applied Materials, Inc. (the Company) included herein have been prepared on a consistent basis with the October 25, 1998 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These interim consolidated financial statements should be read in conjunction with the October 25, 1998 audited consolidated financial statements and notes thereto. The Company's results of operations for the three months ended January 31, 1999 are not necessarily indicative of future operating results.

The Company's fiscal year ends on the last Sunday in October of each year. Fiscal 1998 contained 52 weeks, whereas fiscal 1999 will contain 53 weeks. The extra week in 1999 is in the first fiscal quarter.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2)      Earnings Per Share

The Company calculates earnings per share according to the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." Basic earnings per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and equivalents (representing the dilutive effect of stock options) outstanding during the period. For purposes of computing basic and diluted earnings per share, SFAS 128 does not require the Company's net income to be adjusted for any period presented.

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. For the three months ended January 25, 1998, options to purchase approximately 1,999,000 shares of common stock at an average price of $41.14 were excluded from the computation, and for the three months ended January 31, 1999, options to purchase approximately 681,000 shares of common stock at an average price of $48.93 were excluded from the computation.


3)      Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows (in thousands):

                                      October 25,   January 31,
                                         1998          1999
                                     ------------  ------------
 Customer service spares............    $239,139      $229,627
 Raw materials......................      98,180        85,540
 Work-in-process....................     126,533       149,218
 Finished goods.....................      92,029        88,394
                                     ------------  ------------
                                        $555,881      $552,779
                                     ============  ============


4)      Other Assets

The components of other assets are as follows (in thousands):

                                      October 25,   January 31,
                                         1998          1999
                                     ------------  ------------
 Purchased technology, net..........     $91,218       $87,519
 Goodwill, net......................      11,614        11,111
 Other..............................      46,385        37,867
                                     ------------  ------------
                                        $149,217      $136,497
                                     ============  ============

Purchased technology and goodwill are presented at cost, net of accumulated amortization, and are being amortized over their estimated useful lives of eight years using the straight-line method. The Company periodically analyzes these assets to determine whether an impairment in carrying value has occurred.











5)      Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows (in thousands):

                                     October 25,   January 31,
                                         1998          1999
                                     ------------  ------------
 Accounts payable...................    $182,616      $203,896
 Compensation and benefits..........     185,391       127,097
 Installation and warranty..........     179,742       161,833
 Restructuring......................      91,781        41,160
 Other..............................     401,811       342,632
                                     ------------  ------------
                                      $1,041,341      $876,618
                                     ============  ============

6)      Accrued Restructuring Costs

Restructuring activity during the first fiscal quarter of 1999 was as follows (in thousands):

                                      Severance
                                         and
                                       Benefits     Facilities     Total
                                     ------------  ------------ ------------
 Balance, October 25, 1998..........     $35,286       $56,495      $91,781
 Amount utilized....................     (27,792)      (22,829)     (50,621)
                                     ------------  ------------ ------------
 Balance, January 31, 1999..........      $7,494       $33,666      $41,160
                                     ============  ============ ============

During the first fiscal quarter of 1999, $34 million of cash was used for restructuring costs. The majority of the remaining cash outlays of $29 million is expected to occur before the end of fiscal 1999. The remaining non-cash restructuring costs of $12 million relate primarily to asset write-offs.

7)      Acquisition

On October 12, 1998, the Company announced that it had entered into an agreement to acquire Consilium, Inc. (Consilium), a leading independent supplier of integrated semiconductor and electronics manufacturing execution systems software and services, in a stock-for-stock merger. The acquisition was consummated on December 11, 1998 and has been accounted for as a pooling of interests. The Company issued 1.7 million shares of its common stock to complete this transaction. Since Consilium's historical financial position and results of operations are not material in relation to the Company's historical financial position and results of operations, the Company's prior period financial statements have not been restated. Except for one-time transaction costs of $5 million, the acquisition did not have a material effect on the Company's results of operations for the first fiscal quarter of 1999.


8)   Licensed Technology

During the first fiscal quarter of 1998, the Company entered into an agreement with Trikon Technologies, Inc. for a non-exclusive, worldwide, perpetual license of MORI(tm) plasma source and Forcefill(tm) deposition technology. Because the development of this technology had not yet reached technological feasibility at the time of its acquisition and had no alternative future use, the Company recognized $32 million, including transaction costs, of acquired in-process research and development expense at the time of its acquisition.

9)      Litigation Settlement

During the first fiscal quarter of 1998, the Company settled all outstanding litigation with ASM International, N.V. (ASMI). As a result of this settlement, the Company received a convertible note for $80 million, against which $15 million was collected in November 1997.

During the fourth fiscal quarter of 1998, the Company determined, based on facts and circumstances known at the time, that collection of the remaining note balance was doubtful and recorded a $65 million pre-tax, non-operating charge to fully reserve the outstanding note balance.

During the first fiscal quarter of 1999, and subsequent to the original maturity date of the note, the Company received a $20 million payment from ASMI and recorded the amount as pre-tax, non-operating income. ASMI's payment was made in accordance with a restructuring of ASMI's obligations under the November 1997 litigation settlement agreement. Pursuant to the new agreement, ASMI agreed to pay $20 million upon completion of the restructuring, $10 million on November 2, 1999 and $35 million no later than November 2, 2000. The Company will recognize non-operating income related to the remaining balance of the note receivable on a cash receipts basis going forward. Certain other obligations of ASMI were also modified under the new agreement; however, these modifications are not expected to be material to the Company's financial condition or results of operations. Royalties received from ASMI pursuant to the settlement agreement have not been, and are not expected to be, material.





10)     Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," in the first fiscal quarter of 1999. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components, but does not impact net income or total stockholders' equity. The components of comprehensive income, on an after-tax basis, are as follows (in thousands):

                                      Three Months Ended
                                   -------------------------
                                     January 25,  January 31,
                                     1998          1999
                                   ------------ ------------
Net income.........................   $228,893      $52,885
Foreign currency translation
  adjustments......................     (8,649)      (3,961)
                                   ------------ ------------
Comprehensive income...............   $220,244      $48,924
                                   ============ ============

Accumulated other comprehensive income presented in the accompanying consolidated condensed balance sheets consists entirely of accumulated foreign currency translation adjustments.


11)  Subsequent Event

In February 1999, the Company announced that it had reached a settlement of patent litigation with STEAG AST Elektronik GmbH and its subsidiary STEAG AST Elektronik USA, Inc. (collectively "AST"). Under the settlement, patent suits and countersuits concerning rapid thermal processing (RTP) technologies were dismissed, certain technology was cross-licensed, and the Company agreed not to sue AST on its illuminator patents if AST does not use a particular RTP lamp array. The settlement is not expected to have a material effect on the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical statements, this Quarterly Report on Form 10-Q contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated or implied. Forward-looking statements are those that use the words "expects," "estimates," "will," "may," "anticipates," "believes" or similar expressions. These forward-looking statements reflect management's opinions only as of the date hereof, and Applied Materials, Inc. (the Company) assumes no obligation to update this information. Risks and uncertainties include, but are not limited to, those discussed below and in the section entitled "Trends, Risks and Uncertainties." Other risks and uncertainties are disclosed in the Company's prior SEC filings, including the Annual Report on Form 10-K for the fiscal year ended October 25, 1998.

Results of Operations

There continues to be uncertainty regarding global economies, demand for semiconductors, advanced technology requirements and the stability of memory device prices; therefore, for these and other reasons, the Company's results of operations for the three months ended January 31, 1999 are not necessarily indicative of future operating results.

New Orders and Backlog

The Company received new orders of $1.0 billion for the first fiscal quarter of 1999, versus $684 million for the fourth fiscal quarter of 1998 and $1.3 billion for the first fiscal quarter of 1998. New orders improved from the fourth fiscal quarter of 1998 primarily due to higher Dynamic Random Access Memory (DRAM) prices and continued customer migration to advanced technologies. The decrease in new orders from the first fiscal quarter of 1998 is primarily the result of a lower level of capacity investments by semiconductor manufacturers.

New orders by region were as follows (dollars in millions):

                                              Three Months Ended
                                     -----------------------------------
                                     October 25, 1998   January 31, 1999
                                     ----------------   ----------------
                                       ($)      (%)       ($)      (%)
                                     -------  -------   -------  -------
 North America*.....................    357       52       391       38
 Europe.............................     83       12       178       17
 Japan..............................    115       17       206       20
 Korea..............................     34        5        64        6
 Taiwan.............................     49        7       142       14
 Asia-Pacific.......................     46        7        48        5
                                     -------  -------   -------  -------
 Total..............................    684      100     1,029      100
                                     =======  =======   =======  =======

*Primarily the United States

The Company's backlog at January 31, 1999 was $1.2 billion, versus $917 million at October 25, 1998 and $1.6 billion at January 25,
1998.

Net Sales

The Company's net sales for the first fiscal quarter of 1999 increased 10.3 percent from the fourth fiscal quarter of 1998 due primarily to a stronger DRAM market, as discussed above. Net sales for the first fiscal quarter of 1999 decreased 43.2 percent from the corresponding period of fiscal 1998, reflecting the lower order levels achieved during the industry downturn in the second half of fiscal 1998. For the first fiscal quarter of 1998, the Company achieved record net sales of $1.3 billion, driven by strengthening demand for 0.25 micron and below leading-edge capability from logic device manufacturers, foundry capacity investments by customers located primarily in Taiwan and selected strategic investments by DRAM manufacturers.

Net sales by region were as follows (dollars in millions):

                         Three Months Ended
                 ------------------------------
                   January 25,     January 31,
                     1998            1999
                 --------------  --------------
                   ($)    (%)      ($)    (%)
                 ------- ------  ------- ------

 North America*.    471     36      324     44
 Europe.........    196     15      135     18
 Japan..........    222     17      121     16
 Korea..........     52      4       30      4
 Taiwan.........    288     22       96     13
 Asia-Pacific...     79      6       36      5
                 ------- ------  ------- ------
  Total.........  1,308    100      742    100
                 ======= ======  ======= ======

*Primarily the United States

Gross Margin

The Company's gross margin decreased from 48.1 percent for the three month period ended January 25, 1998 to 43.2 percent for the three month period ended January 31, 1999. The decrease in gross margin was caused primarily by a decrease in business volume, partially offset by the Company's efforts to improve efficiencies, reduce cycle times and lower material costs.

Operating Expenses (Excluding Non-Recurring Items)

Excluding non-recurring items, operating expenses as a percentage of net sales for the three months ended January 31, 1999 were 36.8 percent, versus 25.6 percent for the first fiscal quarter of 1998. The increase as a percentage of net sales is primarily attributable to lower business volume.

Non-Recurring Items

During the first fiscal quarter of 1998, the Company entered into an agreement with Trikon Technologies, Inc. for a non-exclusive, worldwide, perpetual license of MORI(tm) plasma source and Forcefill(tm) deposition technology. Because the development of this technology had not yet reached technological feasibility at the time of its acquisition and had no alternative future use, the Company recognized $32 million, including transaction costs, of acquired in-process research and development expense at the time of its acquisition.

The Company's results of operations for the first fiscal quarter of 1999 include $5 million of pre-tax operating expenses incurred in connection with the acquisition of Consilium, Inc., which was completed on December 11, 1998 and has been accounted for as a pooling of interests.


Litigation Settlements

During the first fiscal quarter of 1999, and subsequent to the original maturity date of a note received in connection with the November 1997 settlement of all outstanding litigation with ASM International, N.V. (ASMI), the Company received a $20 million payment from ASMI and recorded the amount as pre-tax, non-operating income. Pursuant to a restructuring of the November 1997 settlement agreement, ASMI has also agreed to pay $10 million on November 2, 1999 and $35 million no later than November 2, 2000. The Company will recognize non-operating income related to the remaining balance of the note receivable on a cash receipts basis going forward. For further information, see Note 9 of Notes to Consolidated Condensed Financial Statements.

Interest Expense

Interest expense remained relatively consistent with the prior year, decreasing from $12 million for the three months ended January 25, 1998 to $11 million for the three months ended January 31, 1999. The Company's outstanding weighted average interest-bearing obligations and interest rates did not change significantly from period to period.

Interest Income

Interest income increased from $21 million for the three months ended January 25, 1998 to $26 million for the three months ended January 31, 1999. The increase resulted primarily from higher average cash, cash equivalents and short-term investment balances.

Provision for Income Taxes

The Company's effective income tax rate for the first fiscal quarter of 1999 was 31 percent, versus 35 percent for the first fiscal quarter of 1998. The reduced rate primarily reflects the reinstatement of the federal research and development (R&D) tax credit and favorable California income tax legislation with respect to R&D and manufacturers investment tax credits.

Subsequent Event

In February 1999, the Company announced that it had reached a settlement of patent litigation with STEAG AST Elektronik GmbH and its subsidiary STEAG AST Elektronik USA, Inc. (collectively
"AST"). Under the settlement, patent suits and countersuits concerning rapid thermal processing (RTP) technologies were dismissed, certain technology was cross-licensed, and the Company agreed not to sue AST on its illuminator patents if AST does not use a particular RTP lamp array. The settlement is not expected to have a material effect on the Company's financial condition or results of operations.


Foreign Currencies

Significant operations of the Company are conducted in foreign currencies, primarily Japanese yen. Forward exchange and currency option contracts are purchased to hedge certain existing firm commitments and foreign currency denominated transactions expected to occur during the next year. Gains and losses on these contracts are recognized in income when the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject the Company to risks that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses were not material for the three months ended January 31, 1999 or January 25, 1998.

Financial Condition, Liquidity and Capital Resources

The Company's financial condition at January 31, 1999 improved, with a ratio of current assets to current liabilities of 3.4:1, compared to 3.1:1 at October 25, 1998. The Company ended the quarter with cash, cash equivalents and short-term investments of $1.9 billion.

The Company generated $152 million of cash from operations during the first three months of fiscal 1999. The primary sources of cash from operations were net income (plus non-cash charges for depreciation and amortization expense) of $124 million, a decrease in accounts receivable of $105 million and an increase in income taxes payable of $87 million. These sources were partially offset by a decrease in accounts payable and accrued expenses of $172 million. During the first fiscal quarter of 1999, approximately $159 million of trade notes and accounts receivable were sold at a discount to financial institutions.

The Company used $213 million of cash for investing activities during the first three months of fiscal 1999, primarily for net purchases of property, plant and equipment ($39 million) and short-term investments ($174 million).

The Company generated $47 million of cash from financing activities during the first three months of fiscal 1999, primarily from stock option exercises and stock sales to employees through a stock purchase plan.

The Company is authorized to systematically repurchase shares of its common stock in the open market to reduce the dilution resulting from its stock-based employee benefit and incentive plans. This authorization is effective until the March 2001 Annual Meeting of Stockholders. The Company did not repurchase any shares of its common stock during the three months ended January 31, 1999.

As of January 31, 1999, the Company's principal sources of liquidity consisted of $1.9 billion of cash, cash equivalents and short-term investments and approximately $600 million of available credit facilities. In addition to cash and available credit facilities, the Company may from time to time raise additional capital in the debt and equity markets. The Company's liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and semiconductor equipment industries. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy the Company's liquidity requirements for the next twelve months.

Acquisition

On October 12, 1998, the Company announced that it had entered into an agreement to acquire Consilium, Inc. (Consilium), a leading independent supplier of integrated semiconductor and electronics manufacturing execution systems software and services, in a stock-for-stock merger. The acquisition was consummated on December 11, 1998 and has been accounted for as a pooling of interests. The Company issued 1.7 million shares of its common stock to complete this transaction. Since Consilium's historical financial position and results of operations are not material in relation to the Company's historical financial position and results of operations, the Company's prior period financial statements have not been restated. Except for one-time transaction costs of $5 million, the acquisition did not have a material effect on the Company's results of operations for the first fiscal quarter of 1999.

Trends, Risks and Uncertainties

Industry Volatility

The semiconductor equipment industry has historically been cyclical and subject to sudden changes in supply and demand. The timing, length and severity of these cycles are difficult to predict. During periods of reduced and declining demand, the Company must be able to quickly and effectively align its cost structure with prevailing market conditions, and motivate and retain key employees. During periods of rapid growth, the Company must be able to acquire and/or develop sufficient manufacturing capacity to meet customer demand, and hire and assimilate a sufficient number of qualified people. There can be no assurance that the Company will be able to achieve these objectives in a timely manner during these industry cycles.

DRAM Prices

The DRAM market improved during the first fiscal quarter of 1999 as device prices reached a level that enabled semiconductor manufacturers to increase capital spending. If DRAM pricing deteriorates, demand for the Company's products could be materially and adversely affected.

PC Demand

Further shifts in demand from more expensive, high-performance products to lower-priced products (sub-$1,000 PCs), or lower overall demand for PCs, could result in reduced profitability for, and lower capital spending by, semiconductor manufacturers, which could materially and adversely affect demand for the Company's products.

Asian Economies

Although Asian economies have stabilized to some degree, the Company remains cautious about macroeconomic developments in Japan and China. These two countries are primarily responsible for the overall financial health of the region and if their economies remain stagnant or deteriorate further, the economies of other countries, particularly those in Asia, could also be negatively affected. This could have a material adverse effect on demand for the Company's products.

Global Business

The Company sells systems and provides services to customers located throughout the world. Managing global operations and sites located throughout the world presents challenges associated with, among other things, cultural diversities and organizational alignment. Moreover, each region in the global semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Periodic economic downturns, trade balance issues, political instability and fluctuations in interest and currency exchange rates are all risks that could materially and adversely affect global demand for the Company's products and services.

Highly Competitive Industry and Rapid Technological Change

The Company operates in a highly competitive industry characterized by increasingly rapid technological changes. The Company's competitive advantage and future success depend on its ability to develop new products and technologies, to develop new markets in the semiconductor industry for its products and services, to introduce new products to the marketplace on a timely basis, to qualify new products with its customers, and to commence production to meet customer demands.

New products and technologies include those for copper interconnect, processing of 300mm wafers and production of 0.18 micron and below devices. The introduction of new products and technologies grows increasingly complex over time. If the Company does not develop and introduce new products and technologies in a timely manner in response to changing market conditions or customer requirements, its financial condition and results of operations could be materially and adversely affected.

The Company seeks to develop new technologies from both internal and external sources. As part of this effort, the Company may make acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including, but not limited to: difficulties and increased costs in connection with integration of the operations, technologies, and products of the acquired companies; possible write-downs of impaired assets; diverting management's attention; and the potential loss of key employees of the acquired companies. The inability to effectively manage these risks could materially and adversely affect the Company's business, financial condition and results of operations.

Dependence Upon Key Suppliers

The Company uses numerous suppliers to supply parts, components and subassemblies (collectively "parts") for the manufacture and support of its products. Although the Company makes reasonable efforts to ensure that parts are available from multiple suppliers, this is not always possible; accordingly, certain key parts may be obtained from a single supplier or a limited group of suppliers. These suppliers are, in some cases, thinly capitalized, independent companies that generate significant portions of their business from the Company and/or a small group of other companies in the semiconductor industry. The Company has sought, and will continue to seek, to minimize the risk of production and service interruptions and/or shortages of key parts by: 1) selecting and qualifying alternative suppliers for key parts; 2) monitoring the financial stability of key suppliers; and 3) maintaining appropriate inventories of key parts. There can be no assurance that the Company's results of operations will not be materially and adversely affected if, in the future, the Company does not receive sufficient parts to meet its requirements in a timely and cost-effective manner.


Backlog

The Company's backlog increased from $917 million at October 25, 1998 to $1.2 billion at January 31, 1999. The Company schedules production of its systems based upon order backlog and customer commitments. Backlog includes only orders for which written authorizations have been accepted and shipment dates within 12 months have been assigned. However, customers generally may delay delivery of products or cancel orders. Due to possible customer changes in delivery schedules and cancellation of orders, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period could have a material adverse effect on the Company's business, financial condition and results of operations.




Risks Related to "Year 2000" Compliance

The Company has established a Year 2000 Program Office to address certain Year 2000 issues. This office focuses on four key readiness programs: 1) Internal Infrastructure Readiness, addressing internal hardware and software, including both information technology and non-information technology systems; 2) Supplier Readiness, addressing the preparedness of suppliers providing material incorporated into the Company's products; 3) Product Readiness, addressing product functionality; and 4) Customer Readiness, addressing customer support and transactional activity. For each readiness area, the Company is systematically performing a global risk assessment, conducting testing and remediation (renovation and implementation), developing contingency plans to mitigate unknown risk, and communicating Year 2000 information to employees, suppliers, customers and other third parties.

Internal Infrastructure Readiness Program
The Company, assisted by a third party, has completed an inventory of internal applications and information technology hardware and has commenced work on remediation strategies and testing. Readiness activities are intended to encompass all major categories of applications in use by the Company, including applications used for manufacturing, engineering, sales, finance and human resources. Approximately 70 percent of mission critical applications have either been tested and determined to be Year 2000 ready or are undergoing testing but are believed to be Year 2000 ready based upon representations by the supplier of the application. All other mission critical applications are in the process of remediation.
All software remediation is scheduled to be completed by July 1, 1999. The Year 2000 compliance evaluation of hardware, including hubs, routers, telecommunication equipment, workstations and other items, is complete, and corrective action is scheduled to be completed by July 1, 1999. In addition to applications and information technology hardware, the Company has assessed its non-information technology systems, including embedded systems, facilities and other operations, such as financial, banking, security and utility systems. Remediation activity is underway and scheduled for completion by July 1, 1999. A contingency plan addressing issues related to the Company's internal infrastructure will be developed when ongoing testing and remediation activities are complete. Although the Company believes it is feasible to complete its evaluation and remediation efforts according to its current schedule, there can be no assurance that all such activities will be completed on time, or that such efforts will be successful.

Supplier Readiness Program
This program focuses on minimizing two areas of risk associated with suppliers: 1) a supplier's product integrity; and 2) a supplier's business capability to continue providing products and services.
The Company has identified and contacted key suppliers regarding their relative risks in these two areas. To date, the Company has received responses from approximately 95 percent of its key suppliers, most of which indicate that the products provided to the Company are either Year 2000 compliant or will be made Year 2000 compliant before the year 2000. The responses also indicate that most suppliers are in the process of developing or executing remediation plans to address Year 2000 issues that may affect their ability to continue providing products and services to the Company. For key suppliers, the Company has entered into an agreement with an external consultant to conduct onsite audits of the suppliers' Year 2000 readiness. These audits are scheduled to be completed by June 30, 1999. Based on the results of these audits and the Company's assessment of each supplier's Year 2000 readiness, the Company will develop a supplier action list and contingency plan for each supplier at risk. However, no assurance can be provided regarding the effect or timely implementation of such action list or contingency plans, or that suppliers will sufficiently address their Year 2000 issues to enable them to continue providing products and services to the Company in a timely manner.

Product Readiness Program
This program focuses on identifying and resolving Year 2000 issues existing in the Company's products. The program encompasses a number of activities, including testing, evaluation, engineering and manufacturing implementation. The Company has completed a Year 2000 readiness evaluation for its current generation of released products based upon a series of industry-recognized testing scenarios.

In connection with the Company's Year 2000 readiness evaluation, the Company focused on identifying Year 2000 issues in two major categories: machine control software and product embedded processors. The Company performed impact studies for each product, based on a representative configuration. In addition, by focusing on the Company's parts most likely to include embedded processors, the Company narrowed the number of parts requiring further evaluation from several thousand to approximately 600 that could contain embedded processors that may present potential Year 2000 issues. These 600 parts were evaluated further and tested as required.

The Company's evaluation indicated that no human or equipment safety impacts or product process control impacts are expected due to the Year 2000 problem, but that certain screen displays, log files and interface programs may be affected. The Company has taken corrective action to address these affected displays, files and programs, and has remediated any affected embedded processors. In addition, the Company has informed customers of certain potential product-specific impacts of the Year 2000 on the Company's products.

Testing and engineering activity for the Company's current generation of products is complete, and unless otherwise requested by a customer, all products that shipped on or after January 1, 1999 were Year 2000 ready. However, the Company plans to make a contingency team available to address issues related to product readiness as a component of its Customer Readiness Program discussed below. There can be no assurance that product testing has identified all Year 2000 related issues or that the Company will effectively address every failure of its products resulting from Year 2000 issues.

Customer Readiness Program
This program focuses on customer support issues, including the coordination of retrofit activity, testing existing customer electronic transaction capability, and providing other services to the Company's customers. The Company, in cooperation with its customers, has completed an inventory and assessment of products in use at substantially all of its customers' sites. The Company is offering different upgrade packages for its products, including various parts, software and services in the form of "Year 2000 ready kits." For any customer requesting an upgrade to a system that shipped after January 1, 1997, the upgrade is scheduled to be completed by June 30, 1999. For systems that shipped prior to January 1, 1997, the upgrade schedule is determined by customer requirements. The Customer Readiness Program plans to make a contingency team available, through the year 2000, to customers experiencing difficulty with the Company's products. There can be no assurance, however, that these activities will prevent or effectively address the occurrence of Year 2000 related problems in the Company's products in use at customer sites.

The Company estimates that total Year 2000 costs will range from $30 million to $50 million, the majority of which will be incurred by January 2000. To date, costs incurred directly for Year 2000 activities have totaled $6 million. This amount includes costs to support customer satisfaction programs and services and other internal costs, but does not include the cost of internal hardware and software that was to be replaced in the normal course of business but has been accelerated because of Year 2000 capability concerns. The Company is continuing its assessments and developing alternatives that will require changes to this estimate over time. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the programs described in this section.

In conjunction with the Company's due diligence examination of Consilium, which was acquired in December 1998, the Company conducted a limited evaluation of Consilium's Year 2000 readiness. Since then, the Company has further evaluated certain areas related to Consilium's internal information technology and other systems, and has discussed other readiness areas with the employees responsible for Consilium's Year 2000 program. The Company is currently evaluating Consilium's Year 2000 policies and programs regarding their information technology and other systems, suppliers and products, and is also integrating Consilium's policies and programs into the Company's Year 2000 program. Until the Company has completed its evaluation, there can be no assurances concerning the Year 2000 readiness of Consilium's products and systems, the probability that remediation efforts related to Consilium's products and systems will be successful, or the materiality of the costs of such assessment and remediation.

The programs described in this section are ongoing and, as such, the Company may not yet have identified all potential Year 2000 complications. Therefore, at this time, the Company cannot determine the potential impact of these complications and contingencies on the Company's financial condition and results of operations. If computer systems used by the Company or its suppliers, or the software applications used in systems manufactured and sold by the Company, fail or experience significant difficulties related to the Year 2000, the Company's financial condition and results of operations could be materially and adversely affected.

Foreign Currency

Significant operations of the Company are conducted in foreign currencies, primarily Japanese yen. The Company actively manages its exposure to changes in currency exchange rates, but there can be no assurance that future changes in currency exchange rates will not have a material and adverse effect on the Company's financial condition or results of operations.

Euro Conversion

On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between each of their existing sovereign currencies and the Single European Currency (the "euro"). The participating countries adopted the euro as their common legal currency on that date, with a transition period through January 1, 2002 regarding certain elements of the euro change. In early January, the Company implemented changes to its internal systems to make them euro capable. The cost of systems modifications to date has not been material, nor are future systems modifications expected to be material. The Company does not expect the transition to, or use of, the euro to materially and adversely affect its business, financial condition or results of operations.

Litigation

The Company is currently involved in litigation regarding patent infringement, intellectual property rights, antitrust and other matters (see Part II, Item 1) and could become involved in additional litigation in the future. The Company from time to time receives and makes inquiries regarding possible patent infringement, and is subject to various other legal proceedings and claims, either asserted or unasserted. Any such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management's attention and resources.
There can be no assurance regarding the outcome of current or future litigation or patent infringement inquiries.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has performed an analysis to assess the potential effect of reasonably possible near-term changes in interest and foreign currency exchange rates. The effect of such rate changes is not expected to be material to the Company's cash flows, financial condition or results of operations. Net foreign currency gains and losses were not material for the three months ended January 31, 1999.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

AST and AG

In April 1997, the Company initiated separate lawsuits against STEAG AST Electronik GmbH and STEAG AST Electronik USA, Inc. (collectively "AST"), and AG Associates, Inc. (AG) (case no. C-97-20375-RMW) in the United States District Court for the Northern District of California, alleging infringement of certain patents concerning rapid thermal processing (RTP) technology. In October 1997, AST and AG each filed counterclaims against the Company alleging patent infringement concerning related technology.

In February 1999, the Company announced that it had reached a settlement of patent litigation with AST. Under the settlement, patent suits and countersuits concerning RTP technologies were dismissed, certain technology was cross-licensed, and the Company agreed not to sue AST on its illuminator patents if AST does not use a particular RTP lamp array. The settlement is not expected to have a material effect on the Company's financial condition or results of operations.

Discovery in the case the Company brought against AG has commenced, and trial has been set for September 1999. In August 1998, AG filed two separate patent infringement lawsuits against the Company, one in the United States District Court for the Northern District of California (case no. C98-03044-WHO) and one in the United States District Court for the District of Delaware (civil action no. 98-479). On February 2, 1999, the Delaware District Court issued an order transferring that case to the Northern District of California. No trial dates have been set in these actions. The Company continues to believe it has meritorious claims and defenses against AG, and intends to pursue them vigorously.

KLA

As a result of the Company's acquisition of Orbot Instruments, Ltd. (Orbot), the Company is involved in a lawsuit captioned KLA Instruments Corporation (KLA) v. Orbot (case no. C93-20886-JW) in the United States District Court for the Northern District of California. KLA alleges that Orbot infringes a patent regarding equipment for the inspection of masks and reticles, and seeks an injunction, damages and such other relief as the Court may find appropriate. There has been limited discovery, but no trial date has been set. Management believes it has meritorious defenses and intends to pursue them vigorously.

Varian and Novellus

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

OKI

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

















Item 5.  Other Information

The ratio of earnings to fixed charges for the three months ended
January 25, 1998 and January 31, 1999, and for each of the last five fiscal years, was as follows:

                                                        Three Months Ended
                      Fiscal Year                     ----------------------
    ------------------------------------------------   Jan. 25,    Jan. 31,
      1994      1995      1996      1997      1998       1998        1999
    --------  --------  --------  --------  --------  ----------  ----------
     13.37x    21.25x    20.14x    18.96x    6.92x      20.10x      5.26x
    ========  ========  ========  ========  ========  ==========  ==========


Item 6.  Exhibits and Reports on Form 8-K

     a) Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

          3(ii)(a) Amendment to Bylaws dated September 4, 1998.

          3(ii)(b) Bylaws of Applied Materials, Inc. (as amended to
                   September 4, 1998).

          10.1 Applied Materials, Inc. Employees' Stock Purchase Plan (as amended and restated December 10, 1998), previously filed as Appendix A to the Company's Definitive Proxy Statement dated February 22, 1999, and incorporated herein by reference.

          10.2 Amendment dated January 26, 1999 to Receivables Purchase Agreement dated October 22, 1998 between Applied Materials, Inc. and Deutsche Financial
                   Services Corporation.

          10.3 Receivables Purchase Agreement dated January 26, 1999 between Applied Materials, Inc. and Deutsche Financial Services (UK) Limited.

          27.0 Financial Data Schedule for the three months ended January 31, 1999: filed electronically.

     b) The Company did not file a report on Form 8-K during its first fiscal quarter of 1999.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        APPLIED MATERIALS, INC.




  March 9, 1999                              By:  /s/ Joseph R. Bronson
                                                  ------------------------------
                                                  Joseph R. Bronson
                                                  Senior Vice President,
                                                  Office of the President,
                                                  Chief Financial Officer and
                                                  Chief Administrative Officer
                                                  (Principal Financial Officer)



                                             By:  /s/ Michael K. O'Farrell
                                                  ------------------------------
                                                  Michael K. O'Farrell
                                                  Vice President,
                                                  Global Controller and
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                                DESCRIPTION
----------                             -----------
3.(ii)(a)      Amendment to Bylaws dated September 4, 1998.

3.(ii)(b)      Bylaws of Applied Materials, Inc. (as amended to
               September 4, 1998).


10.1           Applied Materials, Inc. Employees' Stock Purchase Plan
               (as amended and restated December 10, 1998), previously filed as Appendix A to the Company's
               Definitive Proxy Statement dated February 22, 1999, and incorporated herein by reference.

10.2           Amendment dated January 26, 1999 to Receivables
               Purchase Agreement dated October 22, 1998 between
               Applied Materials, Inc. and Deutsche Financial
               Services Corporation.

10.3 Receivables Purchase Agreement dated January 26, 1999 between Applied Materials, Inc. and Deutsche Financial
               Services (UK) Limited.

27.0           Financial Data Schedule for the three months ended
               January 31, 1999: filed electronically.

