Form 10-Q
period 1999-05-02
APPLIED MATERIALS INC /DE
filed 1999-06-15
CIK 6951

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended MAY 2, 1999 or

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

  Number of shares outstanding of the issuer's common stock as of May 2, 1999: 375,438,435

 ===============================================================================

                             APPLIED MATERIALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        Three Months Ended        Six Months Ended
                                   ------------------------- -------------------------
(In thousands, except per            April 26,     May 2,      April 26,     May 2,
 share amounts)                        1998         1999         1998         1999
---------------------------------- ------------ ------------ ------------ ------------
Net sales.......................... $1,176,316   $1,117,626   $2,484,001   $1,860,103
Cost of products sold..............    622,027      600,385    1,300,271    1,021,759
                                   ------------ ------------ ------------ ------------
Gross margin.......................    554,289      517,241    1,183,730      838,344

Operating expenses:
   Research, development and
     engineering...................    181,937      166,144      364,266      307,351
   Marketing and selling...........     84,689       77,200      171,078      147,933
   General and administrative......     76,745       80,885      142,513      142,479
   Non-recurring items ............        --           --        32,227        5,000
                                   ------------ ------------ ------------ ------------
Income from operations.............    210,918      193,012      473,646      235,581

Income from litigation settlement..        --           --        80,000       20,000

Interest expense...................     11,885       11,594       23,749       23,064
Interest income....................     18,230       23,856       39,509       49,402
                                   ------------ ------------ ------------ ------------
Income before taxes................    217,263      205,274      569,406      281,919
Provision for income taxes.........     76,042       63,635      199,292       87,395
                                   ------------ ------------ ------------ ------------
Net income.........................   $141,221     $141,639     $370,114     $194,524
                                   ============ ============ ============ ============
Earnings per share:
   Basic...........................      $0.39        $0.38        $1.01        $0.52
   Diluted.........................      $0.37        $0.36        $0.98        $0.50

Weighted average number of shares:
   Basic...........................    365,936      374,300      366,555      372,379
   Diluted.........................    379,247      395,724      379,320      392,242

    See accompanying notes to consolidated condensed financial statements.

                             APPLIED MATERIALS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS*

                                                  Oct. 25,      May 2,
(In thousands)                                     1998          1999
---------------------------------------------- ------------  ------------
ASSETS

Current assets:
   Cash and cash equivalents...................   $575,205      $518,564
   Short-term investments......................  1,188,351     1,499,076
   Accounts receivable, net....................    764,472       920,464
   Inventories.................................    555,881       577,917
   Deferred income taxes.......................    337,906       337,016
   Other current assets........................     97,140       107,845
                                               ------------  ------------
Total current assets...........................  3,518,955     3,960,882

Property, plant and equipment, net.............  1,261,520     1,209,177
Other assets...................................    149,217       153,447
                                               ------------  ------------
Total assets................................... $4,929,692    $5,323,506
                                               ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable...............................       $644        $8,994
   Current portion of long-term debt...........      7,367         6,846
   Accounts payable and accrued expenses.......  1,041,341     1,024,418
   Income taxes payable........................     68,974       199,672
                                               ------------  ------------
Total current liabilities......................  1,118,326     1,239,930

Long-term debt.................................    616,572       613,336
Deferred income taxes and other liabilities....     74,173        84,435
                                               ------------  ------------
Total liabilities..............................  1,809,071     1,937,701
                                               ------------  ------------
Stockholders' equity:
   Common stock................................      3,679         3,754
   Additional paid-in capital..................    792,145       876,718
   Retained earnings...........................  2,328,940     2,523,464
   Accumulated other comprehensive income/(loss     (4,143)      (18,131)
                                               ------------  ------------
Total stockholders' equity.....................  3,120,621     3,385,805
                                               ------------  ------------
Total liabilities and stockholders' equity..... $4,929,692    $5,323,506
                                               ============  ============

* Amounts as of May 2, 1999 are unaudited. Amounts as of October 25, 1998 are from the October 25, 1998 audited financial statements.

    See accompanying notes to consolidated condensed financial statements.

                             APPLIED MATERIALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Six Months Ended
                                                    --------------------------
                                                      April 26,       May 2,
(In thousands)                                         1998           1999
--------------------------------------------------- ------------  ------------
Cash flows from operating activities:
  Net income......................................     $370,114      $194,524
  Adjustments required to reconcile net income
    to cash provided by operations:
    Acquired in-process research and
     development expense..........................       32,227           --
    Depreciation and amortization.................      136,604       141,542
    Deferred income taxes.........................         (932)        1,117
    Changes in assets and liabilities, net of
     amounts acquired:
       Accounts receivable........................     (139,716)     (153,596)
       Inventories................................      (32,451)      (26,255)
       Other current assets.......................     (100,728)       (7,063)
       Other assets...............................       (2,563)      (12,879)
       Accounts payable and accrued expenses......      (87,000)      (16,123)
       Income taxes payable.......................      (44,311)      128,742
       Other liabilities..........................       10,294         8,635
                                                    ------------  ------------
Cash provided by operations.......................      141,538       258,644
                                                    ------------  ------------
Cash flows from investing activities:
  Capital expenditures, net of retirements........     (293,605)      (93,113)
  Cash paid for licensed technology...............      (32,227)          --
  Proceeds from sales of short-term investments...      520,318       423,515
  Purchases of short-term investments.............     (332,207)     (734,240)
                                                    ------------  ------------
Cash used for investing...........................     (137,721)     (403,838)
                                                    ------------  ------------
Cash flows from financing activities:
  Short-term debt activity, net...................      (23,939)        8,857
  Long-term debt activity, net....................       (3,801)       (5,506)
  Common stock transactions, net..................     (114,974)       86,207
                                                    ------------  ------------
Cash provided by/(used for) financing.............     (142,714)       89,558
                                                    ------------  ------------
Effect of exchange rate changes on cash...........          218        (1,005)
                                                    ------------  ------------
Decrease in cash and cash equivalents.............     (138,679)      (56,641)
Cash and cash equivalents - beginning of period...      448,043       575,205
                                                    ------------  ------------
Cash and cash equivalents - end of period.........     $309,364      $518,564
                                                    ============  ============

For the six months ended April 26, 1998, cash payments for interest and income taxes were $22,532 and $237,043, respectively. For the six months ended May 2, 1999, cash payments for interest were $21,701 and net income tax refunds were $52,128.

  See accompanying notes to consolidated condensed financial statements.

                          APPLIED MATERIALS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                       SIX MONTHS ENDED MAY 2, 1999


1)      Basis of Presentation
In the opinion of management, the unaudited consolidated condensed financial statements of Applied Materials, Inc. (the Company) included herein have been prepared on a consistent basis with the October 25, 1998 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These interim consolidated condensed financial statements should be read in conjunction with the October 25, 1998 audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report, which is incorporated by reference in the Company's Form 10-K for the fiscal year ended October 25, 1998. The Company's results of operations for the three and six months ended May 2, 1999 are not necessarily indicative of future operating results.

The Company's fiscal year ends on the last Sunday in October of each year. Fiscal 1998 contained 52 weeks, whereas fiscal 1999 will contain 53 weeks. For fiscal 1999, the first quarter contains 14 weeks, and all other quarters contain 13 weeks.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2)      Earnings Per Share
Basic earnings per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and equivalents (representing the dilutive effect of stock options) outstanding during the period. The Company's net income has not been adjusted for any period presented for purposes of computing basic and diluted earnings per share.

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. For the three months ended May 2, 1999, options to purchase approximately 500,000 shares of common stock at an average exercise price of $65.49 were excluded from the computation, and for the six months ended May 2, 1999, options to purchase approximately 834,000 shares of common stock at an average exercise price of $62.15 were excluded from the computation.


3)      Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows (in thousands):

                                     October 25,      May 2,
                                         1998          1999
                                     ------------  ------------
 Customer service spares............    $239,139      $223,542
 Raw materials......................      98,180       113,774
 Work-in-process....................     126,533       160,155
 Finished goods.....................      92,029        80,446
                                     ------------  ------------
                                        $555,881      $577,917
                                     ============  ============

4)      Other Assets
The components of other assets are as follows (in thousands):

                                     October 25,      May 2,
                                         1998          1999
                                     ------------  ------------
 Purchased technology, net..........     $91,218       $83,820
 Goodwill, net......................      11,614        10,642
 Other..............................      46,385        58,985
                                     ------------  ------------
                                        $149,217      $153,447
                                     ============  ============

Purchased technology and goodwill are presented at cost, net of accumulated amortization, and are being amortized over their estimated useful lives of eight years using the straight-line method. The Company periodically analyzes these assets to determine whether an impairment in carrying value has occurred.

5)      Accounts Payable and Accrued Expenses
The components of accounts payable and accrued expenses are as follows (in thousands):

                                     October 25,      May 2,
                                         1998          1999
                                     ------------  ------------
 Accounts payable...................    $182,616      $290,445
 Compensation and benefits..........     185,391       195,579
 Installation and warranty..........     179,742       166,058
 Restructuring......................      91,781        26,857
 Other..............................     401,811       345,479
                                     ------------  ------------
                                      $1,041,341    $1,024,418
                                     ============  ============

6)      Accrued Restructuring Costs
Restructuring activity was as follows (in thousands):

                                      Severance
                                         and
                                       Benefits     Facilities     Total
                                     ------------  ------------ ------------
 Balance, October 25, 1998..........     $35,286       $56,495      $91,781
 Amount utilized....................     (27,792)      (22,829)     (50,621)
                                     ------------  ------------ ------------
 Balance, January 31, 1999..........      $7,494       $33,666      $41,160
 Amount utilized....................      (1,584)      (12,719)     (14,303)
                                     ------------  ------------ ------------
 Balance, May 2, 1999...............      $5,910       $20,947      $26,857
                                     ============  ============ ============

During the second fiscal quarter of 1999, $11 million of cash was used for restructuring costs. The majority of the remaining cash outlays of $27 million is expected to occur before the end of fiscal 1999.

7)      Non-recurring Items

Acquisition
The Company's results of operations for the first fiscal quarter of 1999 include $5 million of pre-tax operating expenses incurred in connection with the acquisition of Consilium, Inc., which was completed on December 11, 1998.

Licensed Technology
During the first fiscal quarter of 1998, the Company entered into an agreement with Trikon Technologies, Inc. for a non-exclusive, worldwide, perpetual license of MORI(TM) plasma source and Forcefill(TM) deposition technology. Because the development of this technology had not yet reached technological feasibility at the time of its acquisition and had no alternative future use for the Company, the Company recognized $32 million, including transaction costs, of acquired in-process research and development expense at the time of its acquisition.

8)      Litigation Settlements
During the first fiscal quarter of 1998, the Company settled all outstanding litigation with ASM International, N.V. (ASMI). As a result of this settlement, the Company received a convertible note for $80 million, against which $15 million was collected in November 1997. In the fourth fiscal quarter of 1998, the Company determined, based on facts and circumstances known at the time, that collection of the remaining note balance was doubtful. Based on this determination, the Company recorded a $65 million pre-tax, non-operating charge during its fourth fiscal quarter of 1998 to fully reserve the outstanding note balance.

During the first fiscal quarter of 1999, and subsequent to the original maturity date of the note, the Company received a $20 million payment from ASMI and recorded the amount as pre-tax, non-operating income. ASMI's payment was made in accordance with a restructuring of ASMI's obligations under the November 1997 litigation settlement agreement. Pursuant to the new agreement, ASMI agreed to pay $20 million upon completion of the restructuring, $10 million on November 2, 1999 and $35 million no later than November 2, 2000. The Company will recognize non-operating income related to the remaining balance of the note receivable upon receipt of cash. Certain other obligations of ASMI were also modified under the new agreement; however, these modifications are not expected to be material to the Company's financial condition or results of operations. Royalties received from ASMI pursuant to the settlement agreement have not been, and are not expected to be, material.

9)      Stockholders' Equity

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

                                        Three Months Ended        Six Months Ended
                                   ------------------------- -------------------------
                                     April 26,     May 2,      April 26,     May 2,
                                       1998         1999         1998         1999
                                   ------------ ------------ ------------ ------------
Net income.........................   $141,221     $141,639     $370,114     $194,524
Foreign currency translation
  adjustments......................      1,897      (10,027)      (6,752)     (13,988)
                                   ------------ ------------ ------------ ------------
Comprehensive income...............   $143,118     $131,612     $363,362     $180,536
                                   ============ ============ ============ ============

Accumulated other comprehensive income/(loss) presented in the accompanying consolidated condensed balance sheets consists entirely of accumulated foreign currency translation adjustments.

Stock Repurchase Program
The Company is authorized to systematically repurchase shares of its common stock in the open market to reduce the dilution resulting from its stock-based employee benefit and incentive plans. This authorization is effective until the March 2001 Annual Meeting of Stockholders. Subject to the criteria used by the Company in executing its systematic share repurchase program, the Company did not repurchase any shares of its common stock in the open market during the six months ended May 2, 1999, and repurchased 4,453,000 shares for a total cash outlay of $143 million during the six months ended April 26, 1998.

10)     New Accounting Pronouncements
In May 1999, the Financial Accounting Standards Board (FASB) issued an Exposure Draft entitled "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The Exposure Draft would amend Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is in the process of determining the effect of adopting SFAS 133, which will be effective for the first fiscal quarter of 2001 if the Exposure Draft becomes effective.

11)    Subsequent Event
On May 28, 1999, the Company announced that it entered into an agreement to acquire Obsidian, Inc. (Obsidian), a leading independent developer of fixed-abrasive chemical mechanical polishing solutions to the semiconductor industry, in a stock-for-stock merger. The acquisition is expected to be closed by the end of June 1999, subject to regulatory approval and certain other conditions, and will be accounted for as a purchase. The Company expects to issue approximately 2.5 million shares of its common stock to complete this transaction. The purchase price in excess of the fair value of Obsidian's net assets is expected to be significant and will be allocated between intangible assets and in-process research and development expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical statements, this Quarterly Report on Form 10-Q contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated or implied. Forward-looking statements are those that use words such as "expects," "anticipates," "believes," "may," "will," "estimates" or similar expressions. These forward-looking statements reflect management's opinions only as of the date hereof, and Applied Materials, Inc. (the Company) assumes no obligation to update this information. Risks and uncertainties include, but are not limited to, those discussed below and in the section entitled "Trends, Risks and Uncertainties." Other risks and uncertainties are disclosed in the Company's prior SEC filings, including its Annual Report on Form 10-K for the fiscal year ended October 25, 1998 and its Quarterly Report on Form 10-Q for the first fiscal quarter ended January 31, 1999.

Results of Operations

Demand for the Company's products can change significantly from period to period as a result of: 1) changes in the global economic environment,
2) demand for semiconductors, 3) memory device prices and 4) the advanced technology requirements of semiconductor manufacturers. For this and other reasons, the Company's results of operations for the three and six months ended May 2, 1999 may not necessarily be indicative of future operating results.

A severe semiconductor equipment industry downturn began during the first half of the Company's fiscal 1998 as a result of the convergence of several factors: an economic crisis in Asia; semiconductor industry overcapacity (particularly DRAM devices); and reduced profitability for semiconductor manufacturers resulting from a movement among end users to sub-$1,000 personal computers (PCs). These factors caused semiconductor manufacturers to significantly reduce and delay investment in manufacturing equipment during fiscal 1998. During the Company's first fiscal quarter of 1999, the industry began to recover from this downturn, and the Company was able to achieve a record level of quarterly new orders for its second fiscal quarter of 1999.

New Orders and Backlog
The Company received record new orders of $1.4 billion for the second fiscal quarter of 1999, versus $1.0 billion for the first fiscal quarter of 1999 and $684 million for the fourth fiscal quarter of 1998.

New orders by region were as follows (dollars in millions):

                                              Three Months Ended
                                     -----------------------------------
                                      January 31, 1999     May 2, 1999
                                     ----------------   ----------------
                                       ($)      (%)       ($)      (%)
                                     -------  -------   -------  -------
 North America*.....................    391       38       417       30
 Europe.............................    178       17       199       14
 Japan..............................    206       20       237       17
 Korea..............................     64        6       104        7
 Taiwan.............................    142       14       347       25
 Asia-Pacific.......................     48        5        85        7
                                     -------  -------   -------  -------
   Total............................  1,029      100     1,389      100
                                     =======  =======   =======  =======

*Primarily the United States

The increase in new orders from the first fiscal quarter of 1999 reflects an overall improvement in the health of the global economy and accelerating demand for semiconductors used in PCs and communications applications. The most significant regional increase occurred in Taiwan, as 0.25 micron foundry capacity utilization continues to increase to support accelerating demand for logic devices. The Company's backlog at May 2, 1999 was $1.4 billion, versus $1.2 billion at January 31, 1999 and $917 million at October 25, 1998.

Net Sales
The Company's net sales for the second fiscal quarter of 1999 increased 51 percent from the first fiscal quarter of 1999 primarily as a result of an improvement in the overall semiconductor equipment business and market size from the depressed levels of the past three fiscal quarters. The Company benefited from this improvement because of its strong product position in advanced applications for 0.25 and 0.18 micron device production. Net sales for the second fiscal quarter of 1999 decreased 5 percent from the second fiscal quarter of 1998. Net sales for the six months ended May 2, 1999 decreased 25 percent from the corresponding period of fiscal 1998 due to low business volume in the first fiscal quarter of 1999 as semiconductor manufacturers continued to limit capital spending because of difficult industry conditions that began in early-to-mid 1998.

Net sales by region were as follows (dollars in millions):

                         Three Months Ended              Six Months Ended
                 ------------------------------  -----------------------------
                    April 26,        May 2,         April 26,       May 2,
                      1998            1999            1998           1999
                 --------------  --------------  -------------- --------------
                   ($)    (%)      ($)    (%)      ($)    (%)     ($)    (%)
                 ------- ------  ------- ------  ------- ------ ------- ------

 North America*.    465     40      418     37      936     38     742     40
 Europe.........    159     13      132     12      355     14     267     14
 Japan..........    204     17      211     19      426     17     332     18
 Korea..........     30      3      120     11       82      3     150      8
 Taiwan.........    273     23      181     16      561     23     277     15
 Asia-Pacific...     45      4       56      5      124      5      92      5
                 ------- ------  ------- ------  ------- ------ ------- ------
   Total .......  1,176    100    1,118    100    2,484    100   1,860    100
                 ======= ======  ======= ======  ======= ====== ======= ======

*Primarily the United States

Gross Margin
The Company's gross margin was 46.3 percent for the second fiscal quarter of 1999, compared to 47.1 percent for the second fiscal quarter of 1998 and 43.2 percent for the first fiscal quarter of 1999. The Company's gross margin decreased from 47.7 percent for the six months ended April 26, 1998 to 45.1 percent for the six months ended May 2, 1999. The decreases from the three and six months ended April 26, 1998 were caused primarily by lower business volume, since fixed manufacturing costs generally cannot be reduced at a rate commensurate with the change in business volume. The increase in gross margin from the first fiscal quarter of 1999 is due to increased business volume and improved operating leverage in manufacturing and materials management that was achieved as a result of restructuring actions taken during fiscal 1998.

Operating Expenses (Excluding Non-Recurring Items)
Excluding non-recurring items, operating expenses as a percentage of net sales were 29 percent for both the three months ended April 26, 1998 and the three months ended May 2, 1999, and 27 percent for the six months ended April 26, 1998 versus 32 percent for the six months ended May 2, 1999. In terms of absolute dollars, operating expenses for the three and six month periods ended May 2, 1999 were lower than those for the comparable periods of fiscal 1998 as a result of lower business volume, costs savings achieved from the restructuring actions taken during the second half of fiscal 1998, and the Company's cost reduction efforts that began during the last half of fiscal 1998 and have continued into fiscal 1999.

Non-Recurring Items
See Note 7 of Notes to Consolidated Condensed Financial Statements.

Litigation Settlements
See Note 8 of Notes to Consolidated Condensed Financial Statements.

Interest Expense
Interest expense was $12 million for each of the three-month periods ended April 26, 1998 and May 2, 1999. Interest expense decreased slightly from $24 million for the six months ended April 26, 1998 to $23 million for the six months ended May 2, 1999. The Company's outstanding weighted average interest-bearing obligations and interest rates did not change significantly from period to period.

Interest Income
Interest income increased from $18 million for the three months ended April 26, 1998 to $24 million for the three months ended May 2, 1999, and from $40 million for the six months ended April 26, 1998 to $49 million for the six months ended May 2, 1999. The increases resulted primarily from higher average cash, cash equivalents and short-term investment balances.

Provision for Income Taxes
The Company's effective income tax rate for the second fiscal quarter of 1999 was 31 percent, versus 35 percent for the second fiscal quarter of 1998. The reduced rate primarily reflects the reinstatement of the federal research and development (R&D) tax credit and favorable California income tax legislation with respect to R&D and manufacturers investment tax credits.


Subsequent Event

On May 28, 1999, the Company announced that it entered into an agreement to acquire Obsidian, Inc. (Obsidian), a leading independent developer of fixed-abrasive chemical mechanical polishing solutions to the semiconductor industry, in a stock-for-stock merger. The acquisition is expected to be closed by the end of June 1999, subject to regulatory approval and certain other conditions, and will be accounted for as a purchase. The Company expects to issue approximately 2.5 million shares of its common stock to complete this transaction. The purchase price in excess of the fair value of Obsidian's net assets is expected to be significant and will be allocated between intangible assets and in-process research and development expense.


Financial Condition, Liquidity and Capital Resources

At May 2, 1999, the Company's ratio of current assets to current liabilities was 3.2:1, compared to 3.1:1 at October 25, 1998. The Company ended the quarter with cash, cash equivalents and short-term investments of $2.0 billion.

The Company used $57 million of cash during the first six months of fiscal 1999. The primary sources of cash were net income plus non-cash charges for depreciation and amortization expense of $336 million, an increase in income taxes payable of $129 million and $90 million of cash from financing activities, primarily as a result of stock option exercises by, and stock purchase plan sales to, employees. The primary uses of cash were increases in accounts receivable and inventories of $154 million and $26 million, respectively, and net purchases of property, plant and equipment and short-term investments of $93 million and $311 million, respectively. During the first six months of 1999, approximately $402 million of trade notes and accounts receivable were sold at a discount to financial institutions.

As of May 2, 1999, the Company's principal sources of liquidity consisted of $2.0 billion of cash, cash equivalents and short-term investments and approximately $600 million of existing credit facilities. The Company's liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and semiconductor equipment industries. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy the Company's liquidity requirements for the next 12 months.


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

DRAM Prices
DRAM device prices improved during early fiscal 1999 to levels that enabled DRAM manufacturers to operate profitably and invest in new equipment, but then decreased during the second fiscal quarter of 1999. If DRAM prices continue to decline and reach levels that do not allow manufacturers to operate profitably, existing backlog for DRAM products may be canceled, and demand for the Company's products could be materially and adversely affected.

PC Demand
Further shifts in demand from more expensive, high-performance products to lower-priced products (sub-$1,000 PCs), or lower overall demand for PCs, could result in reduced profitability for, and lower capital spending by, semiconductor manufacturers. This could materially and adversely affect demand for the Company's products.

Highly Competitive Industry and Rapid Technological Change
The Company operates in a highly competitive industry characterized by increasingly rapid technological changes. The Company's competitive advantage and future success depend on its ability to develop new products and technologies, to develop new markets in the semiconductor industry for its products and services, to introduce new products to the marketplace in a timely manner, to qualify new products with its customers and to commence and change production to meet customer demands.

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

The Company seeks to develop new technologies from both internal and external sources. As part of this effort, the Company may make acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including, but not limited to: difficulties and increased costs in connection with integration of the operations, technologies, and products of the acquired companies; possible write-downs of impaired assets; diversion of management's attention from other operational matters; and the potential loss of key employees of the acquired companies. The inability to effectively manage these risks could materially and adversely affect the Company's business, financial condition and results of operations.

Asian Economies
Although Asian economies have stabilized to some degree compared to early-to-mid fiscal 1998, and certain countries such as Taiwan have relatively healthy economies, the Company remains cautious about general macroeconomic developments in Asia, and Japan in particular. Japan's economy is important to the overall financial health of the region and if it remains stagnant or deteriorates further, the economies of other countries, particularly those in Asia, could also be negatively affected. Negative economic developments in Asia could have a material adverse effect on demand for the Company's products.

Global Business
The Company sells systems and provides services to customers located throughout the world. Managing global operations and sites located throughout the world presents challenges associated with, among other things, cultural diversities and organizational alignment. Moreover, each region in the global semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Periodic economic downturns, trade balance issues, political instability and fluctuations in interest and currency exchange rates are all risks that could materially and adversely affect demand for the Company's products and services.

Dependence Upon Key Suppliers
The Company uses numerous vendors to supply parts, components and subassemblies (collectively "parts") for the manufacture and support of its products. Although the Company makes reasonable efforts to ensure that parts are available from multiple suppliers, this is not always possible; accordingly, certain key parts may be obtained only from a single supplier or a limited group of suppliers. These suppliers are, in some cases, thinly capitalized, independent companies that generate significant portions of their business from the Company and/or a small group of other companies in the semiconductor industry. The Company has sought, and will continue to seek, to minimize the risk of production and service interruptions and/or shortages of key parts by: 1) selecting and qualifying alternative suppliers for key parts;
2) monitoring the financial stability of key suppliers; and 3) maintaining appropriate inventories of key parts. There can be no assurance that the Company's results of operations will not be materially and adversely affected if, in the future, the Company does not receive sufficient parts to meet its requirements in a timely and cost-effective manner.

Backlog
The Company's backlog increased from $917 million at October 25, 1998 to $1.4 billion at May 2, 1999. The Company schedules production of its systems based upon order backlog and customer commitments. Backlog includes only orders for which written authorizations have been accepted and shipment dates within 12 months have been assigned. However, customers generally may delay delivery of products or cancel orders. Due to possible customer changes in delivery schedules and cancellation of orders, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period could have a material adverse effect on the Company's business, financial condition and results of operations.

Year 2000 Readiness
The Company has established a Year 2000 Program Office to address certain Year 2000 issues. This office focuses on four key readiness programs: 1) Internal Infrastructure Readiness, addressing internal hardware and software, including both information technology and non-information technology systems; 2) Supplier Readiness, addressing the preparedness of suppliers providing material incorporated into the Company's products; 3) Product Readiness, addressing product functionality; and 4) Customer Readiness, addressing customer support and transactional activity. For each readiness area, the Company is systematically performing a global risk assessment, conducting testing and remediation (renovation and implementation), developing contingency plans to mitigate unknown risk, and communicating Year 2000 information to employees, suppliers, customers and other third parties. The information provided below is a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

Internal Infrastructure Readiness Program
This program is intended to encompass all major categories of hardware and applications in use by the Company, including those used for manufacturing, engineering, sales, finance and human resources. The Company, assisted by a third party, completed an inventory of applications and information technology hardware and categorized them as either "mission critical" or "non-mission critical" based upon certain factors, such as whether a failure of the application or hardware could cause personal injury or significant disruption to any portion of the Company's business. Substantially all mission critical applications have been remediated and tested as appropriate, and determined to be Year 2000 ready. The Year 2000 compliance evaluation of hardware, including hubs, routers, telecommunication equipment, workstations and other items, is complete, and corrective actions for mission critical items are scheduled to be completed by July 1, 1999. The Company has also completed its compliance evaluation of desktop computers and is in the process of replacing non-compliant computers.

In addition to applications and information technology hardware, the Company has assessed its non-information technology systems, including embedded systems, facilities and other operations, such as financial, banking, security and utility systems. Remediation activity has begun and is scheduled for completion by July 1, 1999. A contingency plan to address the impact of unknown risks as related to the Company's internal infrastructure is expected to be created by June 30, 1999 and will continue to be revised and developed during the remainder of calendar 1999.

Although the Company believes it is feasible to complete its evaluation and remediation efforts according to its current schedule, there can be no assurance that all such activities will be completed on time, or that such efforts will be successful. If these efforts are not successful, the Company may experience significant unanticipated problems and material costs related to its internal infrastructure, and the Company's financial condition and results of operations could therefore be materially and adversely affected.

Supplier Readiness Program
This program focuses on minimizing two areas of risk associated with suppliers: 1) a supplier's product integrity; and 2) a supplier's ability to continue providing products and services in accordance with the Company's standards and requirements. The Company has identified and contacted key suppliers regarding their relative risks in these two areas. To date, the Company has received responses from over 95 percent of its key suppliers, most of which indicate that the suppliers, and the products provided to the Company, are either Year 2000 compliant or will be made Year 2000 compliant before the year 2000. The Company has engaged an external consultant to conduct onsite audits of approximately 230 key suppliers. To date, 175 audits have been completed with no material issues identified. The remaining audits are scheduled for completion by July 1, 1999. Based on the results of these audits and the Company's assessment of each supplier's Year 2000 readiness, the Company will develop a supplier action list and contingency plan for suppliers that do not appear to be making sufficient progress towards Year 2000 readiness and compliance.

In addition to these activities, the Company relies on commercial or governmental suppliers for services related to the Company's infrastructure, including utilities, transportation, financial, governmental, communications and other services. These suppliers pose an undetermined risk to the Company's facilities and operations worldwide. The Company is developing a readiness plan based upon the geographic location of the Company's facilities and the infrastructure suppliers used to support those facilities. This plan will include information on current suppliers, and alternate suppliers, if available, to better enable continuation of services in these worldwide locations. In some cases, alternate suppliers of these services, such as electrical utilities, are unavailable, and failure by a supplier could impact the Company. The severity of the impact would be greatest if the Company's manufacturing facilities in the United States were affected. This readiness plan will incorporate a contingency plan focused on those countries in which the Company believes the Year 2000 issue may most severely affect suppliers of infrastructure services.

There can be no assurance as to whether suppliers will sufficiently address their Year 2000 issues, thus enabling them to continue to provide products and services to the Company in a timely manner, or whether the Company's contingency plans will effectively address such issues. As a result, the Company's ability to fulfill customer orders or meet other requirements could be affected, and the Company's financial condition and results of operations could therefore also be materially and adversely affected.

Product Readiness Program
This program focuses on identifying and resolving Year 2000 issues existing in the Company's products. The program encompasses a number of activities, including testing, evaluation, engineering and manufacturing implementation. The Company has completed a Year 2000 readiness evaluation for its current generation of released products based upon a series of industry-recognized testing scenarios. In connection with the Company's Year 2000 readiness evaluation, the Company identified Year 2000 issues in two major categories, machine control software and product embedded processors, and performed impact studies for each product based on a representative configuration. In addition, by focusing on the Company's parts most likely to include embedded processors with date-related functions, the Company narrowed the number of parts requiring further evaluation from several thousand to approximately 600. These 600 parts were evaluated further and tested as required.

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

Testing and engineering activity for the Company's current generation of products is complete, and unless otherwise requested by a customer, all products that shipped on or after January 1, 1999 were Year 2000 ready. There can be no assurance that product testing has identified all Year 2000 related issues or that the Company will effectively address every failure of its products resulting from Year 2000 issues. Among other risks, such failures could result in claims against the Company or customers could choose to convert to Year 2000 ready products of other suppliers, either of which could materially and adversely affect the Company's financial condition and results of operations.

Customer Readiness Program
This program focuses on customer support issues, including the coordination of retrofit activity for older generation products, testing existing customer electronic transaction capability and providing other services to the Company's customers. The Company, in cooperation with its customers, has completed an inventory and assessment of products in use at substantially all of its customers' sites. The Company is offering different upgrade packages for its products, including various parts, software and services in the form of "Year 2000 ready kits." As of April 30, 1999, upgrades for systems that shipped after January 1, 1997 are more than 70 percent complete. The Company believes that substantially all remaining upgrades will be completed by June 30, 1999, contingent upon specific customer requirements and schedules. The area at highest risk to meet the June 30 date is Japan, as the Company continues to work with those customers where the upgrade path has not been finalized. For systems that shipped prior to January 1, 1997, the upgrade schedule is determined based on customer requirements. The Company plans to make a contingency team available to customers experiencing difficulty with the Company's products. There can be no assurance, however, that these activities will prevent or effectively address the occurrence of Year 2000 related problems in the Company's products in use at customer sites. Any such problems could result in increased warranty or service costs, claims against the Company, or delay or loss of revenue, any of which could materially and adversely affect the Company's financial condition and results of operations.

Consilium
In conjunction with the Company's due diligence examination of Consilium, which was acquired in December 1998, the Company conducted a limited evaluation of Consilium's Year 2000 readiness. Since then, the Company has further evaluated certain areas related to Consilium's internal information technology, suppliers and products. Most of Consilium's Year 2000 programs related to internal infrastructure and suppliers are either modeled after, or fully integrated into, the Company's Internal Infrastructure and Supplier Readiness Programs. Consilium's internal applications and hardware are in the process of being upgraded and/or converted to the Company's Year 2000 standards. This process is expected to be complete by September 30, 1999, and the estimated costs have been included in the Company's overall Year 2000 Program projection. The current generation of Consilium's products are Year 2000 compliant when used in accordance with related documentation and provided that the underlying operating systems of the host machine and any other software used in conjunction with Consilium's products are also Year 2000 compliant. Certain prior versions of Consilium's products require an upgrade to become Year 2000 compliant. These upgrades are available to Consilium customers as a standard component of Consilium's maintenance program. Consilium has contacted or attempted to contact all customers that are believed to have received a non-Year 2000 compliant version of its product, and has personnel available to assist its customers in their Year 2000 remediation efforts.

Consilium has received information from its suppliers regarding Year 2000 issues, but has not specifically tested software obtained from its suppliers or software that is incorporated into its products at the specific request of its customers. Consilium is in the process of evaluating situations in which it installed such software, testing certain software it believes may be affected by the Year 2000 issue and communicating with customers regarding these activities, as applicable.

Despite Consilium's testing, and whatever assurances Consilium may receive from developers of products incorporated into its products, Consilium's products may contain undetected errors or defects associated with the Year 2000 issue. Further, prior versions of its products, and certain software provided by third parties or its customers and incorporated into Consilium's products, may not be Year 2000 compliant. These situations, and other known or unknown errors or defects in Consilium's products, could result in diversion of development resources or increases in service, warranty or other costs, either of which could materially and adversely affect the Company's financial condition and results of operations.

Estimated Costs to Address the Year 2000 Issue
The Company estimates that total Year 2000 costs will range from $30 million to $50 million, the majority of which will be incurred by January 2000. To date, costs incurred directly for Year 2000 activities have totaled $12 million. This amount includes costs to support customer satisfaction programs and services and other internal costs, but does not include the cost of internal hardware and software that was to be replaced in the normal course of business but has been accelerated because of Year 2000 capability concerns. The Company is continuing its assessments and developing alternatives that may require changes to this estimate over time. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the programs described in this section.

Known Risks
This discussion broadly addresses the Company's efforts to identify and address its and applicable third parties' Year 2000 issues with respect to the Company's four readiness programs. The programs described in this section are ongoing and, as such, the Company may not yet have identified all potential Year 2000 complications. The Company cannot determine the potential impact of these complications and contingencies on the Company's financial condition and results of operations. If computer systems used by the Company, its suppliers, or its customers, or the software applications used in systems manufactured and sold by the Company, fail or experience significant difficulties related to the Year 2000, the Company's financial condition and results of operations could be materially and adversely affected. Significant litigation regarding the Year 2000 issue is possible, especially as it relates to software companies such as Consilium. It is uncertain whether, or to what extent, the Company may be affected by such litigation. Further, the Year 2000 issue may have widespread national and international effects, including governmental agencies, utilities, telecommunications, informational and financial networks, and other service providers, that, if not remedied, could have a materially adverse impact on the Company's financial condition and results of operations.

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

Litigation
The Company is currently involved in litigation regarding patent infringement, intellectual property rights, antitrust and other matters (see Part II, Item
1), and could become involved in additional litigation in the future. The Company from time to time receives and makes inquiries regarding possible patent infringement, and is subject to various other legal proceedings and claims, either asserted or unasserted. Any such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management's attention and resources. There can be no assurance regarding the outcome of current or future litigation or patent infringement inquiries.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Significant operations of the Company are conducted in foreign currencies, primarily Japanese yen. Forward exchange and currency option contracts are purchased to hedge certain existing firm commitments and foreign currency denominated transactions expected to occur during the next year. Gains and losses on these contracts are recognized in income when the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject the Company to risks that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses were not material for the three or six months ended April 26, 1998 or May 2, 1999.

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

Discovery in the Company's case against AG has commenced, and trial has been set for September 1999. In addition, in August 1998, AG filed two separate patent infringement lawsuits against the Company, one in the United States District Court for the Northern District of California (case no. C-98-03044-
WHO) and one in the United States District Court for the District of Delaware (civil action no. 98-479). On February 2, 1999, the Delaware District Court issued an order transferring that case to the Northern District of California (case no. C-98-20883-RMW). No trial dates have been set in these actions. The Company continues to believe it has meritorious claims and defenses against AG and intends to pursue them vigorously.

KLA
As a result of the Company's acquisition of Orbot Instruments, Ltd. (Orbot), the Company is involved in a lawsuit captioned KLA Instruments Corporation
(KLA) v. Orbot (case no. C-93-20886-JW) in the United States District Court for the Northern District of California. KLA alleges that Orbot infringes a patent regarding equipment for the inspection of masks and reticles, and seeks an injunction, damages and such other relief as the Court may find appropriate. There has been limited discovery, but no trial date has been set. Management believes it has meritorious defenses and intends to pursue them vigorously.

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

OKI
In November 1997, OKI Electric Industry Co., Ltd. (OKI) filed suit against one of the Company's wholly-owned subsidiaries, Applied Materials Japan (AMJ), in Tokyo District Court in Japan, alleging that AMJ is obligated to indemnify OKI for a portion of patent license royalties paid by OKI to Texas Instruments, Inc. Several hearings have been held, but no trial date has been set. Management believes it has meritorious defenses and intends to pursue them vigorously.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on March 31, 1999 in Santa Clara, California. Nine incumbent directors were re-elected without opposition to serve another one-year term in office. The results of this election were as follows:

        Name of Director          Votes For              Votes Withheld
     James C. Morgan          330,503,719 shares         1,145,413 shares
     Dan Maydan               330,497,749 shares         1,151,383 shares
     Michael H. Armacost      330,538,828 shares         1,110,304 shares
     Deborah A. Coleman       330,489,394 shares         1,159,738 shares
     Herbert M. Dwight, Jr.   330,298,438 shares         1,350,694 shares
     Philip V. Gerdine        330,541,218 shares         1,107,914 shares
     Tsuyoshi Kawanishi       328,723,652 shares         2,925,480 shares
     Paul R. Low              330,516,927 shares         1,132,205 shares
     Alfred J. Stein          330,371,237 shares         1,277,895 shares

On a proposal to an increase of 8,000,000 in the number of shares authorized for issuance under the Company's Employee Stock Purchase Plan, there were 314,176,211 votes cast in favor, 12,673,900 votes cast against, 1,355,937 abstentions and 3,443,084 broker non-votes. On a proposal to amend the Company's Bylaws to require stockholder approval to adopt a new stockholder rights plan or to renew its existing rights plan, there were 127,474,292 votes cast in favor, 142,302,246 votes cast against, 6,894,274 abstentions and 54,978,320 broker non-votes.

Item 5.  Other Information

The ratio of earnings to fixed charges for the six months ended
April 26, 1998 and May 2, 1999, and for each of the last five fiscal years, was as follows:

                                                         Six Months Ended
                      Fiscal Year                     ----------------------
    ------------------------------------------------   Apr. 26,     May 2,
      1994      1995      1996      1997      1998       1998        1999
    --------  --------  --------  --------  --------  ----------  ----------
     13.37x    21.25x    20.14x    18.96x    6.92x      16.27x      8.74x
    ========  ========  ========  ========  ========  ==========  ==========

Item 6.  Exhibits and Reports on Form 8-K

  a) Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

      10.1 Second Amendment dated April 28, 1999 to Receivables Purchase Agreement dated October 22, 1998 between Applied Materials, Inc. and Deutsche Financial Services Corporation.*

      10.2 Amendment dated April 28, 1999 to Receivables Purchase Agreement dated January 26, 1999 between Applied Materials, Inc. and Deutsche Financial Services (UK) Limited.*

      10.3 $250,000,000 364-Day Credit agreement dated March 12, 1999 among Applied Materials, Inc., Citicorp USA, Inc. as Agent, and Bank of America NT&SA as Co-Agent.

      10.4 Amendment No. 2 to the Applied Materials, Inc. 1995 Equity Incentive Plan, dated June 9, 1999.

      10.5 Applied Materials, Inc. Nonqualified Stock Option Agreement related to the 1995 Equity Incentive Plan.

      27.0 Financial Data Schedule for the six months ended May 2, 1999: filed electronically.

  b) The Company did not file a report on Form 8-K during its second fiscal quarter of 1999.

* Confidential treatment has been requested with respect to portions of this exhibit.



                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        APPLIED MATERIALS, INC.




    June 15, 1999                              By:  /s/ Joseph R. Bronson
                                                  ------------------------------
                                                  Joseph R. Bronson
                                                  Senior Vice President,
                                                  Chief Financial Officer,
                                                  Chief Administrative Officer,
                                                  and Member, Office of
                                                  the President



                                             By:  /s/ Michael K. O'Farrell
                                                  ------------------------------
                                                  Michael K. O'Farrell
                                                  Vice President,
                                                  Global Controller and
                                                  Principal Accounting Officer

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                                DESCRIPTION
----------                             -----------

10.1           Second Amendment dated April 28, 1999 to Receivables Purchase
               Agreement dated October 22, 1998 between Applied Materials, Inc.
               and Deutsche Financial Services Corporation.*

10.2 Amendment dated April 28, 1999 to Receivables Purchase Agreement dated January 26, 1999 between Applied Materials, Inc. and
               Deutsche Financial Services (UK) Limited.*

10.3 $250,000,000 364-Day Credit Agreement dated March 12, 1999 among Applied Materials, Inc., Citicorp USA, Inc. as Agent, and Bank of America NT&SA as Co-Agent.

10.4           Amendment No. 2 to the Applied Materials, Inc. 1995 Equity
               Incentive Plan, dated June 9, 1999.

10.5 Applied Materials, Inc. Nonqualified Stock Option Agreement related to the 1995 Equity Incentive Plan.

27.0           Financial Data Schedule for the six months ended
               May 2, 1999: filed electronically.

* Confidential treatment has been requested with respect to portions of this exhibit.
