Form 10-Q
period 1999-08-01
APPLIED MATERIALS INC /DE
filed 1999-09-14
CIK 6951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended AUGUST 1, 1999 or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number    0-6920

APPLIED MATERIALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1655526
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3050 Bowers Avenue
Santa Clara, California       95054-3299
(Address of principal executive offices, including zip code)

(408) 727-5555
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ].

Number of shares outstanding of the issuer's common stock as of August 1, 1999: 378,415,371

APPLIED MATERIALS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Consolidated Statements of Operations for the three and nine months ended July 26, 1998 and August 1, 1999, respectively

Consolidated Condensed Balance Sheets as of October 25, 1998 and August 1, 1999

Consolidated Condensed Statements of Cash Flows for the nine months ended July 26, 1998 and August 1, 1999

Notes to Consolidated Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Financial Condition, Liquidity and Capital Resources

Trends, Risks and Uncertainties

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Item 5: Other Information

Item 6: Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                        Three Months Ended      Nine Months Ended
                                    ----------------------- -----------------------
(In thousands, except per              July 26,    Aug. 1,     July 26,    Aug. 1,
 share amounts)                         1998        1999        1998        1999
----------------------------------  ----------- ----------- ----------- -----------
Net sales..........................   $884,491  $1,433,510  $3,368,492  $3,293,613
Cost of products sold..............    490,102     734,895   1,790,373   1,756,654
                                    ----------- ----------- ----------- -----------
Gross margin.......................    394,389     698,615   1,578,119   1,536,959

Operating expenses:
   Research, development and
     engineering...................    154,044     171,195     518,310     478,546
   Marketing and selling...........     79,896      87,627     250,974     235,560
   General and administrative......     69,667      99,634     212,180     242,113
   Non-recurring items.............     35,000          --      67,227       5,000
                                    ----------- ----------- ----------- -----------
Income from operations.............     55,782     340,159     529,428     575,740

Non-recurring income...............         --          --      80,000      20,000

Interest expense...................     11,282      11,883      35,031      34,947
Interest income....................     18,868      25,950      58,377      75,352
                                    ----------- ----------- ----------- -----------
Income before taxes................     63,368     354,226     632,774     636,145
Provision for income taxes.........     15,851     109,810     215,143     197,205
                                    ----------- ----------- ----------- -----------
Net income.........................    $47,517    $244,416    $417,631    $438,940
                                    =========== =========== =========== ===========
Earnings per share:
   Basic...........................      $0.13       $0.65       $1.14       $1.17
   Diluted.........................      $0.13       $0.61       $1.10       $1.11

Weighted average number of shares:
   Basic...........................    366,942     376,901     366,584     373,815
   Diluted.........................    378,072     397,877     378,808     394,196

      See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS*

                                                   Oct. 25,      Aug. 1,
(In thousands)                                       1998         1999
----------------------------------------------  ------------  ------------
ASSETS

Current assets:
   Cash and cash equivalents....................   $575,205      $577,999
   Short-term investments.......................  1,188,351     1,680,616
   Accounts receivable, net.....................    764,472     1,107,712
   Inventories..................................    555,881       575,333
   Deferred income taxes........................    337,906       335,213
   Other current assets.........................     97,140       127,003
                                                ------------  ------------
Total current assets............................  3,518,955     4,403,876

Property, plant and equipment, net..............  1,261,520     1,195,337
Other assets....................................    149,217       167,658
                                                ------------  ------------
Total assets.................................... $4,929,692    $5,766,871
                                                ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable................................       $644          $876
   Current portion of long-term debt............      7,367         6,361
   Accounts payable and accrued expenses........  1,041,341     1,118,863
   Income taxes payable.........................     68,974       275,927
                                                ------------  ------------
Total current liabilities.......................  1,118,326     1,402,027

Long-term debt..................................    616,572       611,920
Deferred income taxes and other liabilities.....     74,173        85,041
                                                ------------  ------------
Total liabilities...............................  1,809,071     2,098,988
                                                ------------  ------------
Stockholders' equity:
   Common stock.................................      3,679         3,784
   Additional paid-in capital...................    792,145       918,883
   Retained earnings............................  2,328,940     2,767,880
   Accumulated other comprehensive
    income/(loss)...............................     (4,143)      (22,664)
                                                ------------  ------------
Total stockholders' equity......................  3,120,621     3,667,883
                                                ------------  ------------
Total liabilities and stockholders' equity...... $4,929,692    $5,766,871
                                                ============  ============

*   Amounts as of August 1, 1999 are unaudited. Amounts as of October 25, 1998 are from the October 25, 1998 audited financial statements.

      See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                        Nine Months Ended
                                                    --------------------------
                                                       July 26,      Aug. 1,
(In thousands)                                           1998         1999
--------------------------------------------------- ------------  ------------
Cash flows from operating activities:
  Net income......................................     $417,631      $438,940
  Adjustments required to reconcile net income
    to cash provided by operations:
    Acquired in-process research and
     development expense..........................       32,227           --
    Depreciation and amortization.................      211,133       208,575
    Deferred income taxes.........................       (2,363)        2,541
    Changes in assets and liabilities, net of
     amounts acquired:
       Accounts receivable, net...................      244,892      (345,711)
       Inventories................................       43,603       (25,680)
       Other current assets.......................     (105,076)      (27,336)
       Other assets...............................       (8,844)      (31,538)
       Accounts payable and accrued expenses......     (175,530)       84,639
       Income taxes payable.......................      (56,169)      205,361
       Other liabilities..........................       11,441         9,706
                                                    ------------  ------------
Cash provided by operations.......................      612,945       519,497
                                                    ------------  ------------
Cash flows from investing activities:
  Capital expenditures, net of retirements........     (375,435)     (145,800)
  Cash paid for licensed technology...............      (32,227)          --
  Proceeds from sales of short-term investments...      618,324       703,979
  Purchases of short-term investments.............     (739,122)   (1,196,244)
                                                    ------------  ------------
Cash used for investing...........................     (528,460)     (638,065)
                                                    ------------  ------------
Cash flows from financing activities:
  Short-term debt activity, net...................      (55,239)        1,338
  Long-term debt activity, net....................       (7,117)       (6,620)
  Common stock transactions, net..................      (81,635)      128,402
                                                    ------------  ------------
Cash provided by/(used for) financing.............     (143,991)      123,120
                                                    ------------  ------------
Effect of exchange rate changes on cash...........       (1,480)       (1,758)
                                                    ------------  ------------
Increase/(decrease) in cash and cash equivalents..      (60,986)        2,794
Cash and cash equivalents - beginning of period...      448,043       575,205
                                                    ------------  ------------
Cash and cash equivalents - end of period.........     $387,057      $577,999
                                                    ============  ============
For the nine months ended July 26, 1998, cash payments for interest and income taxes were $23,524 and $257,417, respectively. For the nine months ended August 1, 1999, cash payments for interest were $24,261 and net income tax refunds were $21,470.

      See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
NINE MONTHS ENDED AUGUST 1, 1999

1)     Basis of Presentation
In the opinion of management, the unaudited consolidated condensed financial statements of Applied Materials, Inc. (Applied Materials) included herein have been prepared on a consistent basis with the October 25, 1998 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These interim consolidated condensed financial statements should be read in conjunction with the October 25, 1998 audited consolidated financial statements and notes thereto included in Applied Materials' 1998 Annual Report, which is incorporated by reference in Applied Materials' Form 10-K for the fiscal year ended October 25, 1998. Applied Materials' results of operations for the three and nine months ended August 1, 1999 are not necessarily indicative of future operating results.

Applied Materials' fiscal year ends on the last Sunday in October of each year. Fiscal 1998 contained 52 weeks, whereas fiscal 1999 will contain 53 weeks. For fiscal 1999, the first quarter contained 14 weeks, and all other quarters will contain 13 weeks.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2)      Earnings Per Share
Basic earnings per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and equivalents (representing the dilutive effect of stock options) outstanding during the period. Applied Materials' net income has not been adjusted for any period presented for purposes of computing basic and diluted earnings per share.

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of Applied Materials' common stock for the period. For the three months ended August 1, 1999, options to purchase approximately 78,000 shares of common stock at an average exercise price of $70.50 were excluded from the computation, and for the nine months ended August 1, 1999, options to purchase approximately 1,095,000 shares of common stock at an average exercise price of $61.63 were excluded from the computation.

3)      Accounts Receivable, Net
Applied Materials has numerous agreements that allow it to sell certain accounts receivable at a discount to various financial institutions. Receivable sales have the effect of increasing cash and reducing accounts receivable and days sales outstanding. During the nine months ended August 1, 1999, Applied Materials sold $637 million of accounts receivable under these agreements. At August 1, 1999, $258 million of these receivables remained outstanding and subject to certain recourse provisions. Applied Materials does not expect these recourse provisions to have a material effect on its financial condition or results of operations. Discounting fees were not material for the nine months ended August 1, 1999, and were recorded as interest expense.

4)      Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. The components of inventories are as follows (in thousands):

                                      October 25,    August 1,
                                         1998          1999
                                     ------------  ------------
 Customer service spares............    $239,139      $224,865
 Raw materials......................      98,180       114,398
 Work-in-process....................     126,533       154,257
 Finished goods.....................      92,029        81,813
                                     ------------  ------------
                                        $555,881      $575,333
                                     ============  ============

5)      Other Assets
The components of other assets are as follows (in thousands):

                                      October 25,    August 1,
                                         1998          1999
                                     ------------  ------------
 Purchased technology, net..........     $91,218       $80,121
 Goodwill, net......................      11,614        10,173
 Other..............................      46,385        77,364
                                     ------------  ------------
                                        $149,217      $167,658
                                     ============  ============

Purchased technology and goodwill are presented at cost, net of accumulated amortization, and are being amortized over their estimated useful lives of eight years using the straight-line method. Applied Materials periodically analyzes these assets to determine whether an impairment in carrying value has occurred.

6)      Accounts Payable and Accrued Expenses
The components of accounts payable and accrued expenses are as follows (in thousands):

                                      October 25,    August 1,
                                         1998          1999
                                     ------------  ------------
 Accounts payable...................    $182,616      $311,061
 Compensation and benefits..........     185,391       214,684
 Installation and warranty..........     179,742       189,318
 Restructuring......................      91,781        17,683
 Other..............................     401,811       386,117
                                     ------------  ------------
                                      $1,041,341    $1,118,863
                                     ============  ============

7)      Accrued Restructuring Costs
Restructuring activity was as follows (in thousands):

                                       Severance
                                          and
                                       Benefits     Facilities      Total
                                     ------------  ------------ ------------
 Balance, October 25, 1998..........     $35,286       $56,495      $91,781
 Amount utilized....................     (30,132)      (43,966)     (74,098)
                                     ------------  ------------ ------------
 Balance, August 1, 1999............      $5,154       $12,529      $17,683
                                     ============  ============ ============

During the third fiscal quarter of 1999, $9 million of cash was used for restructuring costs. The majority of the remaining cash outlays of $18 million is expected to occur before the end of fiscal 1999.

8)      Non-recurring Items (Operating Expenses)

Fiscal 1999
During the first fiscal quarter of 1999, Applied Materials recorded $5 million of pre-tax operating expenses in connection with its acquisition of Consilium, Inc., which was completed on December 11, 1998.

Fiscal 1998
Non-recurring items for the nine months ended July 26, 1998 consisted of a restructuring charge ($35 million) and in-process research and development expense ($32 million).

During the third fiscal quarter of 1998, in response to continued reductions in capital spending by semiconductor manufacturers, Applied Materials completed a voluntary separation plan and developed plans to consolidate certain facilities. In connection with these actions, Applied Materials recorded a pre-tax restructuring charge of $35 million.

During the first fiscal quarter of 1998, Applied Materials entered into an agreement with Trikon Technologies, Inc. for a non-exclusive, worldwide, perpetual license of MORI(TM) plasma source and Forcefill(TM) deposition technology. Because the development of this technology had not yet reached technological feasibility at the time of its acquisition and had no alternative future use for Applied Materials, Applied Materials recognized $32 million, including transaction costs, of acquired in-process research and development expense at the time of its acquisition.

9)      Non-recurring Income
During the first fiscal quarter of 1998, Applied Materials settled all outstanding litigation with ASM International, N.V. (ASMI). As a result of this settlement, Applied Materials received a convertible note for $80 million and recorded the amount as non-recurring income. Applied Materials collected $15 million against the note in November 1997.

During the fourth fiscal quarter of 1998, Applied Materials determined, based on facts and circumstances known at the time, that collection of the remaining note balance was doubtful. Based on this determination, Applied Materials recorded a $65 million pre-tax, non-operating charge to fully reserve the outstanding note balance.

During the first fiscal quarter of 1999, and subsequent to the original maturity date of the note, Applied Materials received a $20 million payment from ASMI and recorded the amount as non-recurring income. ASMI's payment was made in accordance with a restructuring of ASMI's obligations under the November 1997 litigation settlement agreement. Pursuant to the new agreement, ASMI agreed to pay $20 million upon completion of the restructuring, $10 million on November 2, 1999 and $35 million no later than November 2, 2000. Applied Materials will recognize non-recurring income related to the remaining balance of the note receivable upon receipt of cash. Certain other obligations of ASMI were also modified under the new agreement; however, these modifications are not expected to be material to Applied Materials' financial condition or results of operations. Royalties received from ASMI pursuant to the settlement agreement have not been, and are not expected to be, material.

10)      Stockholders' Equity

Comprehensive Income
Applied Materials adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," in the first fiscal quarter of 1999. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components, but does not impact net income or total stockholders' equity. Components of comprehensive income, on an after-tax basis, are as follows (in thousands):

                                     Three Months Ended      Nine Months Ended
                                 ----------------------- -----------------------
                                    July 26,    Aug. 1,     July 26,    Aug. 1,
                                     1998        1999        1998        1999
                                 ----------- ----------- ----------- -----------
Net income......................    $47,517    $244,416    $417,631    $438,940
Foreign currency translation
  adjustments....................   (11,212)     (4,533)    (17,964)    (18,521)
                                 ----------- ----------- ----------- -----------
Comprehensive income.............   $36,305    $239,883    $399,667    $420,419
                                 =========== =========== =========== ===========

Accumulated other comprehensive income/(loss) presented in the accompanying consolidated condensed balance sheets consists entirely of foreign currency translation adjustments.

Stock Repurchase Program
Applied Materials is authorized to systematically repurchase shares of its common stock in the open market to reduce dilution resulting from its stock-based employee benefit and incentive plans. This authorization is effective until the March 2001 Annual Meeting of Stockholders. During the nine months ended August 1, 1999, Applied Materials repurchased 275,000 shares of its common stock at an average price of $72.80 per share, for a total cash outlay of $20 million, compared to 4,453,000 shares of common stock at an average price of $32.11 per share, for a total cash outlay of $143 million, during the nine months ended July 26, 1998.

Stockholder Rights Plan
In July 1999, the Board of Directors of Applied Materials adopted a stockholder rights plan. Applied Materials' prior stockholder rights plan expired in June 1999. Under the new plan, the Board declared and distributed a dividend of one preferred stock purchase right (a "Right") for each share of Applied Materials' common stock outstanding on July 18, 1999 and authorized the distribution of one Right for each subsequently issued common share. Each Right entitles the registered holder to purchase one ten-thousandth of a share of Applied Materials' Series A Junior Participating Preferred Stock at a price of $375. The Rights are attached to the common stock and are not represented by separate certificates. The Rights are not exercisable until ten business days following the earliest of either (i) a public announcement that a person or group of affiliated or associated persons has acquired, or has obtained the right to acquire (an "Acquiring Person"), beneficial ownership of 20 percent or more of Applied Materials' outstanding common stock (the "Stock Acquisition Date"), or (ii) the commencement of (or public announcement of an intention to make) a tender or exchange offer that would result, if successful, in the bidder becoming an Acquiring Person. In the event that any person or group becomes an Acquiring Person (other than as a result of a Permitted Offer; i.e., a tender offer or exchange offer for all outstanding common stock at a price determined by the Board to be fair and adequate to the stockholders, and otherwise in the best interests of Applied Materials and its stockholders), then each Right will entitle its holder to purchase, for $375, a number of shares of Applied Materials' common stock having a market value of $750. Any Rights held by the Acquiring Person will immediately become null and void. If after the Stock Acquisition Date, Applied Materials is acquired in a merger or other business combination or 50 percent or more of Applied Materials' assets or earning power (on a consolidated basis) is sold or transferred, each Right (except Rights which previously have been voided or exercised) will entitle its holder to purchase, for $375, common stock of the acquiring company having a market value of $750. Applied Materials may redeem the Rights at $.01 per Right, and may amend the Rights (other than with respect to principal economic terms) or extend the time during which the Rights may be redeemed, only prior to the tenth business day following the Stock Acquisition Date. Unless earlier redeemed, the Rights will expire on July 6, 2009.

11)      New Accounting Pronouncements
In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. Applied Materials is in the process of determining the effect of adopting SFAS 133, which will be effective for the first fiscal quarter of 2001.

12)      Pending Acquisition
On May 28, 1999, Applied Materials announced that it had entered into an agreement to acquire Obsidian, Inc. (Obsidian), a developer of fixed-abrasive chemical mechanical polishing solutions to the semiconductor industry, in a stock-for-stock merger. The acquisition is subject to regulatory approval and certain other conditions, and will be accounted for as a purchase business combination. Applied Materials expects to issue a number of shares of its common stock, having a value up to approximately $150 million, to complete this transaction. The purchase price in excess of the fair value of Obsidian's net tangible assets will be allocated between intangible assets and in-process research and development expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical statements, this Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements are those that use words such as "expects," "anticipates," "believes," "may," "will," "estimates" or similar expressions. These forward-looking statements reflect management's opinions only as of the date hereof, and Applied Materials, Inc. (Applied Materials) assumes no obligation to update this information. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated or implied. Risks and uncertainties include, but are not limited to, those discussed below, particularly in the section entitled "Trends, Risks and Uncertainties". Other risks and uncertainties are disclosed in Applied Materials' prior SEC filings, including its Annual Report on Form 10-K for the fiscal year ended October 25, 1998 and its Quarterly Reports on Form 10-Q for subsequent interim periods.

Results of Operations

Demand for Applied Materials' products can change significantly from period to period as a result of numerous factors, including, but not limited to: 1) changes in global economic conditions, 2) changes in demand for semiconductors, 3) memory device price fluctuations, and 4) the advanced technology requirements of semiconductor manufacturers. For this and other reasons, Applied Materials' results of operations for the three and nine months ended August 1, 1999 may not necessarily be indicative of future operating results.

A severe semiconductor equipment industry downturn began during the first half of Applied Materials' fiscal 1998 as a result of the convergence of several factors: an economic crisis in Asia; semiconductor industry overcapacity (particularly DRAM devices); and reduced profitability for semiconductor manufacturers resulting from a movement among end users to sub-$1,000 personal computers (PCs). These factors caused semiconductor manufacturers to significantly reduce and delay investment in manufacturing equipment during the last half of fiscal 1998. During Applied Materials' fiscal 1999, the industry began to recover from this downturn, and Applied Materials was able to achieve a record level of quarterly new orders and net sales for its third fiscal quarter of 1999.

New Orders and Backlog
Applied Materials received record new orders of $1.5 billion for the third fiscal quarter of 1999, versus $1.4 billion for the second fiscal quarter of 1999 and $1.0 billion for the first fiscal quarter of 1999.

New orders by region were as follows (dollars in millions):

                                              Three Months Ended
                                     -----------------------------------
                                         May 2, 1999      August 1, 1999
                                     ----------------   ----------------
                                        ($)      (%)       ($)      (%)
                                     -------  -------   -------  -------
 North America*.....................    417       30       408       28
 Europe.............................    199       14       230       16
 Japan..............................    237       17       236       16
 Korea..............................    104        8       111        8
 Taiwan.............................    347       25       380       26
 Asia-Pacific.......................     85        6        94        6
                                     -------  -------   -------  -------
   Total............................  1,389      100     1,459      100
                                     =======  =======   =======  =======

*   Primarily the United States

The increase in new orders from the second fiscal quarter of 1999 is primarily the result of the early stages of a broad-based recovery in the semiconductor industry that Applied Materials serves. This recovery was primarily fueled by strong consumer demand for communications and electronic products. In response to the recovery, semiconductor manufacturers placed significant orders for manufacturing equipment to enable them to increase manufacturing capacity, obtain advanced technology, and perform research and development for their next-generation products with design features below 0.18 micron. Applied Materials' backlog at August 1, 1999 was $1.3 billion, versus $1.4 billion at May 2, 1999 and $1.2 billion at January 31, 1999.

Net Sales
Applied Materials' net sales for the third fiscal quarter of 1999 increased 28 percent from the second fiscal quarter of 1999 primarily as a result of the broad-based recovery in the semiconductor industry discussed above. Applied Materials benefited from this recovery because of its strong product position in advanced applications for 0.18 micron and below device requirements. Net sales for the third fiscal quarter of 1999 increased 62 percent from the third fiscal quarter of 1998 due to the low level of business volume in the third fiscal quarter of 1998, as semiconductor manufacturers limited capital spending because of difficult industry conditions that began in early-to-mid 1998. Net sales for the nine months ended August 1, 1999 were comparable to those for the nine months ended July 26, 1998.

Net sales by region were as follows (dollars in millions):

                         Three Months Ended              Nine Months Ended
                 ------------------------------  -----------------------------
                     July 26,        August 1,       July 26,        August 1,
                       1998            1999            1998           1999
                 --------------  --------------  -------------- --------------
                    ($)    (%)      ($)    (%)      ($)    (%)     ($)    (%)
                 ------- ------  ------- ------  ------- ------ ------- ------

 North America*.    332     38      483     34    1,268     38   1,225     37
 Europe.........    193     22      201     14      548     16     468     14
 Japan..........    129     14      237     16      555     17     569     17
 Korea..........     47      5       57      4      129      4     207      6
 Taiwan.........    156     18      366     26      717     21     643     20
 Asia-Pacific...     27      3       90      6      151      4     182      6
                 ------- ------  ------- ------  ------- ------ ------- ------
  Total.........    884    100    1,434    100    3,368    100   3,294    100
                 ======= ======  ======= ======  ======= ====== ======= ======

*   Primarily the United States

Gross Margin
Applied Materials' gross margin was 48.7 percent for the third fiscal quarter of 1999, compared to 46.3 percent for the second fiscal quarter of 1999 and 44.6 percent for the third fiscal quarter of 1998. The increases were caused primarily by higher business volume and the favorable effects of Applied Materials' restructuring and other operational programs established within the last year. These programs emphasize cost control and productivity improvements. Applied Materials' gross margin was 46.7 percent for the nine months ended August 1, 1999, consistent with 46.8 percent for the nine months ended July 26, 1998.

Operating Expenses (Excluding Non-Recurring Items)
Excluding non-recurring items, operating expenses as a percentage of net sales were 25 percent for the three months ended August 1, 1999, compared to 34 percent for the third fiscal quarter of 1998. In terms of absolute dollars, operating expenses for the three months ended August 1, 1999 were higher than those for the comparable period of fiscal 1998 due primarily to increased research and development (R&D) and general and administrative (G&A) spending. R&D spending was increased to support development efforts for 0.18 micron and below technology, applications incorporating new materials such as copper and low-k dielectrics, and equipment capable of processing 300mm wafers. G&A spending increased as a result of investments in various information technology programs, including the implementation of a new enterprise computing system and Year 2000 compliance, and higher costs of incentive and benefit programs linked to Applied Materials' operating performance. Operating expenses, excluding non-recurring items, were 29 percent of net sales for both the nine months ended July 26, 1998 and August 1, 1999.

Non-Recurring Items (Operating Expenses)
Non-recurring items for the nine months ended July 26, 1998 consisted of a $35 million restructuring charge incurred during the third fiscal quarter of 1998, for costs associated with an employee voluntary separation plan and consolidation of certain facilities to address the adverse implications of the semiconductor industry downturn, and $32 million of in-process research and development expense recorded during the first fiscal quarter of 1998 for the acquisition of perpetual rights to certain licensed technology. Applied Materials recorded a $5 million charge in the first fiscal quarter of 1999 for expenses in connection with an acquisition.

Non-Recurring Income
Non-recurring income for both the nine months ended July 26, 1998 and August 1, 1999 related to Applied Materials' settlement of all outstanding litigation with ASM International, N.V. See Note 9 of Notes to Consolidated Condensed Financial Statements, incorporated herein by reference.

Interest Expense
Interest expense was $12 million for the three months ended August 1, 1999, $11 million for the three months ended July 26, 1998, and $35 million for both the nine months ended July 26, 1998 and August 1, 1999. Applied Materials' outstanding interest-bearing obligations and interest rates did not change significantly from period to period.

Interest Income
Interest income was $26 million for the three months ended August 1, 1999, an increase from $19 million for the three months ended July 26, 1998. For the nine months ended August 1, 1999, interest income was $75 million, an increase from $58 million for the nine months ended July 26, 1998. The increases resulted primarily from higher average cash, cash equivalents and short-term investment balances.

Provision for Income Taxes
Applied Materials' effective income tax rate for the three and nine months ended August 1, 1999 was 31 percent, versus 25 percent and 34 percent for the three and nine months, respectively, ended July 26, 1998. The 25 percent effective income tax rate for the three months ended July 26, 1998 was the result of the cumulative effect of a change in Applied Materials' fiscal 1998 effective income tax rate from 35 percent to 34 percent during the third fiscal quarter of 1998. The decrease from 34 percent for the nine months ended July 26, 1998 to 31 percent for the nine months ended August 1, 1999 is due primarily to the reinstatement of the federal research and development (R&D) tax credit and favorable California income tax legislation with respect to R&D and manufacturers investment tax credits.

Pending Acquisition
See Note 12 of Notes to Consolidated Condensed Financial Statements, incorporated herein by reference.

Financial Condition, Liquidity and Capital Resources

Applied Materials had cash, cash equivalents and short-term investments of $2.3 billion, representing 39 percent of total assets, at August 1, 1999. Applied Materials' ratio of current assets to current liabilities was 3.1:1 at both August 1, 1999 and October 25, 1998.

For the nine months ended August 1, 1999, Applied Materials generated $519 million of cash from operations. Operating cash flow was favorably impacted by Applied Materials' ability to manage its working capital in a period of significant revenue growth. Receivables turnover was favorable due to the sale of certain accounts receivable and improved collections. In addition, inventory turnover improved as a result of reductions in factory cycle times during a period of rapid revenue growth. For further details, see the Consolidated Condensed Statements of Cash Flows.

During the nine months ended August 1, 1999, Applied Materials sold $637 million of accounts receivable, which has the effect of increasing cash and reducing accounts receivable and days sales outstanding. See Note 3 of Notes to Consolidated Condensed Financial Statements, incorporated herein by reference.

As of August 1, 1999, Applied Materials' principal sources of liquidity consisted of $2.3 billion of cash, cash equivalents and short-term investments and approximately $600 million of existing credit facilities. Applied Materials' liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and semiconductor equipment industries. Although Applied Materials' cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy Applied Materials' liquidity requirements for the next 12 months.

Trends, Risks and Uncertainties

Industry Volatility
The semiconductor equipment industry has historically been cyclical and subject to sudden changes in supply and demand. The variability of overall semiconductor unit volume demand contributes significantly to the volatility of the semiconductor equipment industry. Although semiconductors are used in many different products, the markets for the products are interrelated to various degrees. The timing, length and severity of these cycles are difficult to predict. During periods of reduced and declining demand, Applied Materials must be able to quickly and effectively align its cost structure with prevailing market conditions, and motivate and retain key employees. During periods of rapid growth, Applied Materials must be able to acquire and/or develop sufficient manufacturing capacity to meet customer demand, and hire and assimilate a sufficient number of qualified people. There can be no assurance that Applied Materials will be able to achieve these objectives in a timely manner during these industry cycles.

DRAM Prices
DRAM device prices improved during early fiscal 1999 to levels that enabled DRAM manufacturers to operate profitably and invest in new equipment, but then fluctuated significantly during the second and third fiscal quarters of 1999. If DRAM prices decline to levels that do not allow manufacturers to operate profitably, these manufacturers may cancel or delay orders for Applied Materials' products, which could materially and adversely affect Applied Materials' financial condition and results of operations.

PC Demand
Further shifts in demand from more expensive, high-performance products to lower-priced products (sub-$1,000 PCs), or lower overall demand for PCs, could result in reduced profitability for, and lower capital spending by, semiconductor manufacturers. This could materially and adversely affect demand for Applied Materials' products.

Highly Competitive Industry and Rapid Technological Change
Applied Materials operates in a highly competitive industry characterized by increasingly rapid technological changes. Applied Materials' competitive advantage and future success depend on its ability to develop new products and technologies, develop new markets in the semiconductor industry for its products and services, introduce new products to the marketplace in a timely manner, qualify new products with its customers and commence and change production to meet customer demands.

New products and technologies include those for new materials (including copper and low-k dielectrics), 300mm wafers, and 0.18 micron and below devices. The introduction of new products and technologies grows increasingly complex over time. If Applied Materials does not develop and introduce new products and technologies in a timely manner in response to changing market conditions or customer requirements, its financial condition and results of operations could be materially and adversely affected.

Applied Materials seeks to develop new technologies from both internal and external sources. As part of this effort, Applied Materials may make acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including, but not limited to: 1) difficulties and increased costs in connection with integration of the operations, technologies and products of the acquired companies; 2) possible write-downs of impaired assets; 3) diversion of management's attention from other operational matters; and 4) the potential loss of key employees of the acquired companies. The inability to effectively manage these risks could materially and adversely affect Applied Materials' business, financial condition and results of operations.

Asian Economies
Although Asian economies have stabilized to some degree compared to early-to- mid fiscal 1998, and certain countries such as Taiwan have relatively healthy economies, Applied Materials remains cautious about general macroeconomic developments in Asia, particularly in Japan. Japan's economy is important to the overall financial health of the region and if it remains stagnant or deteriorates, the economies of other countries, particularly those in Asia, could also be negatively affected. Negative economic developments in Asia could have a material adverse effect on demand for Applied Materials' products.

Global Business
Applied Materials sells systems and provides services to customers located throughout the world. Managing global operations and sites located throughout the world presents challenges associated with, among other things, cultural diversities and organizational alignment. Moreover, each region in the global semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Periodic economic downturns, trade balance issues, political instability and fluctuations in interest and currency exchange rates are all risks that could materially and adversely affect demand for Applied Materials' products and services.

Dependence Upon Key Suppliers
Applied Materials uses numerous vendors to supply parts, components and subassemblies (collectively "parts") for the manufacture and support of its products. Although Applied Materials makes reasonable efforts to ensure that parts are available from multiple suppliers, this is not always possible; accordingly, certain key parts may be obtained only from a single supplier or a limited group of suppliers. These suppliers are, in some cases, thinly capitalized, independent companies that generate significant portions of their business from Applied Materials and/or a small group of other companies in the semiconductor and/or semiconductor equipment industry. Applied Materials has sought, and will continue to seek, to minimize the risk of production and service interruptions and/or shortages of key parts by: 1) selecting and qualifying alternative suppliers for key parts; 2) monitoring the financial stability of key suppliers; and 3) maintaining appropriate inventories of key parts. There can be no assurance that Applied Materials' results of operations will not be materially and adversely affected if, in the future, Applied Materials does not receive sufficient parts to meet its requirements in a timely and cost-effective manner.

Backlog
Applied Materials' backlog increased from $917 million at October 25, 1998 to $1.3 billion at August 1, 1999. Applied Materials schedules production of its systems based upon order backlog and customer commitments. Backlog includes only orders for which written authorizations have been accepted and shipment dates within 12 months have been assigned. However, customers generally may delay delivery of products or cancel orders. Due to possible customer changes in delivery schedules and cancellation of orders, Applied Materials' backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period could have a material adverse effect on Applied Materials' business, financial condition and results of operations.

Year 2000 Readiness
Applied Materials has established a Year 2000 Program Office to address certain Year 2000 issues. This office focuses on four key readiness programs: 1) Internal Infrastructure Readiness, addressing internal hardware and software, including both information technology and non-information technology systems; 2) Supplier Readiness, addressing the preparedness of suppliers providing material incorporated into Applied Materials' products; 3) Product Readiness, addressing product functionality; and 4) Customer Readiness, addressing customer support and transactional activity. For each readiness area, Applied Materials is systematically performing a global risk assessment, conducting testing and remediation (renovation and implementation), developing contingency plans to mitigate unknown and anticipated risks, and communicating Year 2000 information to employees, suppliers, customers and other third parties. The information provided herein is a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

Internal Infrastructure Readiness Program
This program is intended to encompass all major categories of hardware and applications in use by Applied Materials, including those used for manufacturing, engineering, sales, finance and human resources. Applied Materials, assisted by a third party, completed an inventory of applications and information technology hardware and categorized them as either "mission critical" or "non-mission critical" based upon certain factors, such as whether a failure of the application or hardware could cause personal injury or significant disruption to any portion of Applied Materials' business. All mission critical applications have been remediated, tested as appropriate, and determined to be Year 2000 ready. Substantially all mission critical hardware, including hubs, routers, telecommunication equipment, workstations and other items, has also been remediated, tested as appropriate, and determined to be Year 2000 ready, with any remaining items to be completed by September 30, 1999. Applied Materials has also completed its evaluation of desktop computers and is in the process of replacing computers that are not Year 2000 ready.

In addition to applications and information technology hardware, Applied Materials has assessed its non-information technology systems, including embedded systems, facilities and other operations, such as financial, banking, security and utility systems. Substantially all mission critical items have been remediated, tested as appropriate, and determined to be Year 2000 ready, with any remaining activity to be completed by September 30, 1999.

Applied Materials has adopted Year 2000 change control procedures to validate that any replacement, modification or upgrade of mission critical applications, information technology hardware and non-information technology systems is Year 2000 ready. A contingency plan to address the impact of unknown and anticipated risks related to Applied Materials' internal infrastructure is in the process of being developed and will continue to be revised and tested during the remainder of calendar 1999.

Supplier Readiness Program
This program focuses on minimizing two areas of risk associated with suppliers: 1) a supplier's product integrity; and 2) a supplier's ability to continue providing products and services in accordance with Applied Materials' standards and requirements. Applied Materials has identified and contacted key suppliers regarding their relative risks in these two areas. To date, Applied Materials has received responses from over 95 percent of its suppliers, most of which indicate that the suppliers, and the products they provide to Applied Materials, are either Year 2000 ready or will be made Year 2000 ready before the year 2000. Applied Materials engaged an external consultant to conduct on-site audits of 220 key suppliers. Based on the results of these audits, Applied Materials is in the process of developing a supplier action list and contingency plan for those suppliers that do not appear to be making sufficient progress towards Year 2000 readiness. The contingency plan may include the identification of alternate suppliers or increasing Applied Materials' inventory levels for critical parts.

In addition to these activities, Applied Materials relies on commercial or governmental suppliers for infrastructure-related services, including utilities, transportation, financial, governmental, communications and other services. These suppliers pose an undetermined risk to Applied Materials' facilities and operations worldwide. Applied Materials is developing a readiness plan based on the geographic location of Applied Materials' facilities and the infrastructure suppliers used to support these facilities. This plan will include information on current suppliers, and alternate suppliers, if available, to better enable continuation of services in these worldwide locations. In some cases, alternate suppliers of these services, such as electrical utilities, are unavailable, and failure by a supplier could impact Applied Materials. The severity of the impact would be greatest if Applied Materials' manufacturing facilities in the United States were affected. This readiness plan will incorporate a contingency plan focused on those countries in which Applied Materials believes that the Year 2000 issue may most severely affect suppliers of infrastructure services.

Product Readiness Program
This program focuses on identifying and resolving Year 2000 issues existing in Applied Materials' products. The program encompasses a number of activities, including testing, evaluation, engineering and manufacturing implementation. Applied Materials has completed a Year 2000 readiness evaluation for its current generation of released products based on a series of industry-recognized esting scenarios. In connection with Applied Materials' Year 2000 readiness evaluation, Applied Materials identified Year 2000 issues in the two major categories of machine control software and product embedded processors, and performed impact studies for each product based on a representative configuration. In addition, by focusing on Applied Materials' parts most likely to include embedded processors with date-related functions, Applied Materials narrowed the number of parts requiring further evaluation from several thousand to approximately 600. These 600 parts were evaluated further and tested as required.

Applied Materials' evaluation indicated that no human or equipment safety impacts or product process control impacts are expected due to the Year 2000 problem, but that certain screen displays, log files and interface programs may be affected. Applied Materials has taken corrective action to address these affected displays, files and programs, and has remediated any affected embedded processors. In addition, Applied Materials has informed customers of certain potential product-specific impacts of the Year 2000 on Applied Materials' products. Testing and engineering activity for Applied Materials' current generation of products is complete, and unless otherwise requested by a customer, all products that shipped on or after January 1, 1999 were Year 2000 ready.

Customer Readiness Program
This program focuses on customer support issues, including the coordination of retrofit activity for older generation products, testing existing customer electronic transaction capability and providing other services to Applied Materials' customers. Applied Materials, in cooperation with its customers, has completed an inventory and assessment of products in use at substantially all of its customers' sites. Applied Materials is offering different upgrade packages for its products, including various parts, software and services in the form of "Year 2000 ready kits." As of July 31, 1999, installation of upgrades for systems that shipped after January 1, 1997 were approximately 90 percent complete. Substantially all remaining upgrades for products shipped before or after January 1, 1997 are dependent upon specific customer requirements and schedules. In particular, many of Applied Materials' customers located in Japan have elected not to implement Applied Materials' upgrade packages. In addition to other activities under the Customer Readiness Program, Applied Materials plans to make a customer support team available to customers experiencing difficulty with Applied Materials' products at the time of the year 2000 transition.

Consilium
In conjunction with Applied Materials' due diligence examination of Consilium Inc. (Consilium), which was acquired in December 1998, Applied Materials conducted a limited evaluation of Consilium's Year 2000 readiness. Since then, Applied Materials has further evaluated certain areas related to Consilium's internal information technology, suppliers and products. Most of Consilium's Year 2000 programs related to internal infrastructure and suppliers are either modeled after, or fully integrated into, Applied Materials' Internal Infrastructure and Supplier Readiness Programs. Consilium's internal applications and hardware are in the process of being upgraded and/or converted to Applied Materials' Year 2000 standards. This process is expected to be complete by September 30, 1999, and the estimated costs have been included in Applied Materials' overall Year 2000 Program projection. Consilium's products are "Year 2000 Compliant" as defined by agreements with its customers, provided that the products are used in accordance with related documentation and the underlying operating system of the host machine and any other software used in conjunction with Consilium's products are also Year 2000 Compliant. Certain prior versions of Consilium's products require an upgrade to become Year 2000 Compliant. These upgrades are available to Consilium customers as a standard component of Consilium's maintenance program. Consilium has contacted or attempted to contact all customers that are believed to have received a non-Year 2000 Compliant version of its product, and has personnel available to assist its customers in their Year 2000 remediation efforts.

Consilium has received information from its suppliers regarding Year 2000 issues, but has not specifically tested software obtained from its suppliers or software that is incorporated into Consilium's products at the specific request of its customers. Consilium is in the process of evaluating situations in which it installed such software, testing certain software it believes may be affected by the Year 2000 issue and communicating with customers regarding these activities, as applicable. Despite Consilium's testing, and whatever assurances Consilium may receive from developers of products incorporated into its products, Consilium's products may contain undetected errors or defects associated with the Year 2000 issue. Further, prior versions of its products, and certain software provided by third parties or its customers and incorporated into Consilium's products, may not be Year 2000 compliant.

Estimated Costs
Applied Materials estimates that total Year 2000 costs will range from $30 million to $40 million, with $22 million spent as of August 1, 1999. This amount includes costs to support customer satisfaction programs and services and other internal costs, but does not include the cost of internal hardware and software that was to be replaced in the normal course of business but has been accelerated because of Year 2000 capability concerns. The remaining costs are expected to be incurred for remediation of non-mission critical internal systems, contingency planning, customer support programs and program office management. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the programs described in this section.

Most Likely Worst Case Scenario
Applied Materials believes that the most likely worst-case scenario for Year 2000 problems relates to problems with the systems of third party suppliers, rather than with Applied Materials' products. The greatest risks are with suppliers of Applied Materials' facilities and infrastructure services, such as electrical utilities, transportation, financial services, governmental services, and communication services, as well as with suppliers of critical materials for which there is no reasonable business alternative. There can be no assurance as to whether suppliers will sufficiently address Year 2000 issues and be able to continue to provide products and services to Applied Materials in a timely manner, or whether Applied Materials' contingency plans will effectively address such issues. As a result, Applied Materials' ability to fulfill customer orders or meet other requirements could be affected, and Applied Materials' financial condition and results of operations could therefore also be materially and adversely affected.

Risks Associated with the Year 2000 Problem
This discussion broadly addresses Applied Materials' efforts to identify and address its and applicable third parties' Year 2000 issues with respect to Applied Materials' four readiness programs. Applied Materials believes it has taken steps to identify and remediate Year 2000 issues under its various readiness programs. However, there can be no assurance that product testing has identified all Year 2000-related issues or that Applied Materials will effectively address every failure of its products resulting from Year 2000 issues. Among other risks, such failures could result in claims against Applied Materials, increased warranty or service costs, or delay or loss of revenue, any of which could materially and adversely affect Applied Materials' financial condition and results of operations. Furthermore, if efforts to identify and address Year 2000 issues in Applied Materials' customer and supply base and infrastructure are not successful, Applied Materials may experience significant unanticipated problems that could materially and adversely affect Applied Materials' financial condition and results of operations. In particular, the effects of the Year 2000 issue on Applied Materials' customers, including those of a customer's failure to install Applied Materials upgrade packages, are unknown, and could result in the customer delaying orders for Applied Materials' products and could otherwise materially and adversely affect Applied Materials' financial condition and results of operations. Finally, significant litigation regarding Year 2000 issues is possible, especially as it relates to software companies such as Consilium. It is uncertain whether, or to what extent, Applied Materials may be affected by such litigation.

Foreign Currency
Significant operations of Applied Materials are conducted in foreign currencies, primarily Japanese yen. Applied Materials actively manages its exposure to changes in currency exchange rates, but there can be no assurance that future changes in currency exchange rates will not have a material and adverse effect on Applied Materials' financial condition or results of operations.

Euro Conversion
On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between each of their existing sovereign currencies and the Single European Currency (the "euro"). The participating countries adopted the euro as their common legal currency on that date, with a transition period through January 1, 2002 regarding certain elements of the euro change. In early January, Applied Materials implemented changes to its internal systems to make them euro capable. The cost of systems modifications to date has not been material, nor are future systems modifications expected to be material. Applied Materials does not expect the transition to, or use of, the euro to materially and adversely affect its business, financial condition or results of operations.

Litigation
Applied Materials is currently involved in litigation regarding patent infringement, intellectual property rights, antitrust and other matters (see Part II, Item 1 of this report), and could become involved in additional litigation in the future. Applied Materials from time to time receives and makes inquiries regarding possible patent infringement, and is subject to various other legal proceedings and claims, either asserted or unasserted. Any such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management's attention and resources. There can be no assurance regarding the outcome of current or future litigation or patent infringement inquiries.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Significant operations of Applied Materials are conducted in foreign currencies, primarily Japanese yen. Forward exchange and currency option contracts are purchased to hedge certain existing firm commitments and foreign currency denominated transactions expected to occur during the next year. Gains and losses on these contracts are recognized in income when the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied Materials to risks that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses were not material for the three or nine months ended July 26, 1998 or August 1, 1999.

Applied Materials has performed an analysis to assess the potential effect of reasonably possible near-term changes in interest and foreign currency exchange rates. The effect of such rate changes is not expected to be material to Applied Materials' cash flows, financial condition or results of operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

AG
In April 1997, Applied Materials initiated a lawsuit against AG Associates, Inc. (AG) (case no. C-97-20375-RMW) in the United States District Court for the Northern District of California, alleging infringement of certain patents concerning rapid thermal processing (RTP) technology. In October 1997, AG filed counterclaims against Applied Materials alleging patent infringement concerning related technology.

Discovery in Applied Materials' case against AG has commenced, and trial has been set for March 2000. In addition, in August 1998, AG filed two separate patent infringement lawsuits against Applied Materials, one in the United States District Court for the Northern District of California (case no. C-98-03044-WHO) and one in the United States District Court for the District of Delaware (civil action no. 98-479). On February 2, 1999, the Delaware District Court issued an order transferring their case to the Northern District of California (case no. C-98-20883-RMW). No trial dates have been set in these actions. Applied Materials continues to believe it has meritorious claims and defenses against AG and intends to pursue them vigorously.

KLA
As a result of Applied Materials' acquisition of Orbot Instruments, Ltd. (Orbot), Applied Materials is involved in a lawsuit captioned KLA Instruments Corporation (KLA) v. Orbot (case no. C-93-20886-JW) in the United States District Court for the Northern District of California. KLA alleges that Orbot infringes a patent regarding equipment for the inspection of masks and reticles, and seeks an injunction, damages and such other relief as the Court may find appropriate. There has been limited discovery, but no trial date has been set. Management believes it has meritorious defenses and intends to pursue them vigorously.

Varian and Novellus
On June 13, 1997, Applied Materials filed a lawsuit against Varian Associates, Inc. (Varian) captioned Applied Materials, Inc. v. Varian Associates, Inc. (case no. C-97-20523-RMW), alleging infringement of several of Applied Materials' patents concerning physical vapor deposition (PVD) technology. The complaint was later amended on July 7, 1997 to include Novellus Systems, Inc. (Novellus) as a defendant as a result of Novellus' acquisition of Varian's thin film systems PVD business. Applied Materials seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys' fees. Varian answered the complaint by denying all allegations, counterclaiming for declaratory judgment of invalidity and unenforceability and alleging conduct by Applied Materials in violation of antitrust laws. On June 23, 1997, Novellus filed a separate lawsuit against Applied Materials captioned Novellus Systems, Inc. v. Applied Materials, Inc. (case no. C-97-20551-EAI), alleging infringement by Applied Materials of three patents concerning PVD technology that were formerly owned by Varian. On July 8, 1997, Varian filed a separate lawsuit against Applied Materials captioned Varian Associates, Inc. v. Applied Materials, Inc. (case no. C-97-20597-PVT). On July 16, 1999, Varian was granted leave to file a First Amended Complaint alleging a broad range of conduct in violation of federal antitrust laws and state unfair competition and business practice laws. Discovery has commenced in these actions, but no trial dates have been set. Management believes it has meritorious claims and defenses and intends to pursue them vigorously.

OKI
In November 1997, OKI Electric Industry Co., Ltd. (OKI) filed suit against one of Applied Materials' wholly-owned subsidiaries, Applied Materials Japan (AMJ), in Tokyo District Court in Japan, alleging that AMJ is obligated to indemnify OKI for a portion of patent license royalties paid by OKI to Texas Instruments, Inc. Several hearings have been held, but no trial date has been set. Management believes that it has meritorious defenses and intends to pursue them vigorously.

Applied Materials is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, management does not believe that any of these legal matters will have a material adverse effect on Applied Materials' financial condition or results of operations.

Item 5. Other Information

The ratio of earnings to fixed charges for the nine months ended July 26, 1998 and August 1, 1999, and for each of the last five fiscal years, was as follows:

                                                         Nine Months Ended
                      Fiscal Year                     ----------------------
    ------------------------------------------------   July 26,    Aug. 1,
      1994      1995      1996      1997      1998       1998        1999
    --------  --------  --------  --------  --------  ----------  ----------
     13.37x    21.25x    20.14x    18.96x    6.92x      12.39x      12.63x
    ========  ========  ========  ========  ========  ==========  ==========

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

3(i)(a) Certificate of Designation, Preferences and Rights of the Terms of the Series A Junior Participating Preferred Stock of Applied Materials, Inc., dated as of July 7, 1999.

3(i)(b) Certificate of Incorporation of Applied Materials, Inc., as amended to July 12, 1999.

3(ii)(a) Amendment to the Bylaws of Applied Materials, Inc., dated as of June 23, 1999.

3(ii)(b) Amendment to the Bylaws of Applied Materials, Inc., dated as of July 7, 1999.

3(ii)(c) Bylaws of Applied Materials, Inc., as amended and restated through July 7, 1999 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated July 7, 1999).

4.1 Rights Agreement, dated as of July 7, 1999, between Applied Materials, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, dated July 9, 1999).

27.0 Financial Data Schedule for the nine months ended August 1, 1999: filed electronically.

b) A Current Report on Form 8-K, dated July 7, 1999, was filed during the quarter ended August 1, 1999, reporting a dividend distribution of preferred stock purchase rights to Applied Materials' common stockholders. This item was reported under Item 5 of such Form 8-K.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

September 14, 1999

By:	/s/ Joseph R. Bronson

Joseph R. Bronson
Senior Vice President, Chief Financial Officer, Chief Administrative Officer, and Member, Office of the President

By:	/s/ Michael K. O'Farrell

Michael K. O'Farrell
Vice President, Global Controller and Principal Accounting Officer

                                        EXHIBIT INDEX

 EXHIBIT
 NUMBER                                DESCRIPTION
----------                             -----------

3(i)(a)      Certificate of Designation, Preferences and Rights of the Terms
             of the Series A Junior Participating Preferred Stock of Applied
             Materials, Inc., dated as of July 7, 1999.

3(i)(b)      Certificate of Incorporation of Applied Materials, Inc., as
             amended to July 12, 1999.

3(ii)(a)     Amendment to the Bylaws of Applied Materials, Inc.,
             dated as of June 23, 1999.

3(ii)(b)     Amendment to the Bylaws of Applied Materials, Inc.,
             dated as of July 7, 1999.

27.0         Financial Data Schedule for the nine months ended August 1, 1999:
             filed electronically.