Form 10-Q
period 2000-01-30
APPLIED MATERIALS INC /DE
filed 2000-03-08
CIK 6951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 30, 2000 or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number    0-6920

APPLIED MATERIALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1655526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3050 Bowers Avenue
Santa Clara, California       95054-3299
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

Number of shares outstanding of the issuer's common stock as of January 30, 2000: 386,486,616

APPLIED MATERIALS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Statements of Operations for the three months ended January 31, 1999 and January 30, 2000

Consolidated Condensed Balance Sheets as of October 31, 1999 and January 30, 2000

Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 1999 and January 30, 2000

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

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                            Three Months Ended
                                       --------------------------
(In thousands, except per               January 31,   January 30,
 share amounts)                            1999           2000
-----------------------------------    -----------    -----------
Net sales..........................      $742,477     $1,666,957
Cost of products sold..............       421,374        831,544
                                       -----------    -----------
Gross margin.......................       321,103        835,413

Operating expenses:
   Research, development and
     engineering...................       141,207        208,421
   Marketing and selling...........        70,733         97,166
   General and administrative......        61,594         85,950
   Non-recurring items.............         5,000             --
                                       -----------    -----------
Income from operations.............        42,569        443,876

Non-recurring income...............        20,000             --

Interest expense...................        11,470         12,119
Interest income....................        25,546         37,484
                                       -----------    -----------
Income from continuing operations
   before taxes and equity in net
   income of joint venture.........        76,645        469,241
Provision for income taxes.........        23,760        140,772
                                       -----------    -----------
Income from continuing operations
   before equity in net income
   of joint venture................        52,885        328,469

Equity in net income of
   joint venture...................         3,457             --
                                       -----------    -----------
Income from continuing operations..        56,342        328,469

Provision for discontinuance of
   joint venture...................        (3,457)            --
                                       -----------    -----------
Net income.........................       $52,885       $328,469
                                       ===========    ===========
Earnings per share:
   Basic - continuing operations...         $0.15          $0.85
   Basic - discontinued operations.         (0.01)            --
                                       -----------    -----------
     Total basic...................         $0.14          $0.85

   Diluted - continuing operations.         $0.15          $0.80
   Diluted - discontinued operations        (0.01)            --
                                       -----------    -----------
     Total diluted.................         $0.14          $0.80

Weighted average number of shares:
   Basic...........................       370,530        384,992
   Diluted.........................       388,233        409,817

      See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS*

                                                  October 31,   January 30,
(In thousands)                                       1999          2000
----------------------------------------------  ------------  ------------
ASSETS

Current assets:
   Cash and cash equivalents....................   $823,272      $796,284
   Short-term investments.......................  1,937,179     2,207,893
   Accounts receivable, net.....................  1,198,069     1,320,362
   Inventories..................................    632,717       683,378
   Deferred income taxes........................    324,024       317,858
   Other current assets.........................    145,200       136,753
                                                ------------  ------------
Total current assets............................  5,060,461     5,462,528

Property, plant and equipment, net..............  1,227,737     1,188,433
Other assets....................................    418,306       407,038
                                                ------------  ------------
Total assets.................................... $6,706,504    $7,057,999
                                                ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable................................     $5,789          $595
   Current portion of long-term debt............     36,484        36,493
   Accounts payable and accrued expenses........  1,388,806     1,343,693
   Income taxes payable.........................    238,314       207,230
                                                ------------  ------------
Total current liabilities.......................  1,669,393     1,588,011

Long-term debt..................................    584,357       585,097
Deferred income taxes and other liabilities.....    116,152       128,345
                                                ------------  ------------
Total liabilities...............................  2,369,902     2,301,453
                                                ------------  ------------
Stockholders' equity:
   Common stock.................................      3,827         3,865
   Additional paid-in capital...................  1,257,512     1,347,450
   Retained earnings............................  3,075,589     3,404,058
   Accumulated other comprehensive
    income/(loss)...............................       (326)        1,173
                                                ------------  ------------
Total stockholders' equity......................  4,336,602     4,756,546
                                                ------------  ------------
Total liabilities and stockholders' equity...... $6,706,504    $7,057,999
                                                ============  ============

*   Amounts as of January 30, 2000 are unaudited. Amounts as of October 31, 1999 are from the October 31, 1999 audited financial statements.

      See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                        Three Months Ended
                                                    --------------------------
                                                      January 31,   January 30,
(In thousands)                                           1999          2000
--------------------------------------------------- ------------  ------------
Cash flows from operating activities:
  Net income......................................      $52,885      $328,469
  Adjustments required to reconcile net income
    to cash provided by operations:
    Depreciation and amortization.................       70,788        80,923
    Deferred income taxes.........................           92         6,685
    Changes in assets and liabilities, net of
     amounts acquired:
       Accounts receivable, net...................      104,530      (115,157)
       Inventories................................        3,702       (50,276)
       Other current assets.......................       (7,750)        8,765
       Other assets...............................        9,081        (3,362)
       Accounts payable and accrued expenses......     (171,883)      (51,846)
       Income taxes payable.......................       86,847       (31,900)
       Other liabilities..........................        3,904        11,756
                                                    ------------  ------------
Cash provided by operations.......................      152,196       184,057
                                                    ------------  ------------
Cash flows from investing activities:
  Capital expenditures, net of retirements........      (39,267)      (21,795)
  Proceeds from sales of short-term investments...      194,831       322,535
  Purchases of short-term investments.............     (368,392)     (593,249)
                                                    ------------  ------------
Cash used for investing...........................     (212,828)     (292,509)
                                                    ------------  ------------
Cash flows from financing activities:
  Short-term debt activity, net...................       (2,699)       (6,522)
  Long-term debt activity, net....................       (2,183)       (1,092)
  Common stock transactions, net..................       52,130        89,976
                                                    ------------  ------------
Cash provided by financing........................       47,248        82,362
                                                    ------------  ------------
Effect of exchange rate changes on cash...........          580          (898)
                                                    ------------  ------------
Decrease in cash and cash equivalents.............      (12,804)      (26,988)
Cash and cash equivalents - beginning of period...      575,205       823,272
                                                    ------------  ------------
Cash and cash equivalents - end of period.........     $562,401      $796,284
                                                    ============  ============
For the three months ended January 31, 1999, cash payments for interest were $426 and net income tax refunds were $63,787. For the three months ended January 30, 2000, cash payments for interest and income taxes were $429 and $169,090, respectively.

      See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED JANUARY 30, 2000

1)      Basis of Presentation
In the opinion of management, the unaudited consolidated condensed financial statements of Applied Materials, Inc. (Applied) included herein have been prepared on a basis consistent with the October 31, 1999 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These interim consolidated condensed financial statements should be read in conjunction with the October 31, 1999 audited consolidated financial statements and notes thereto included in Applied's 1999 Annual Report, which is incorporated by reference in Applied's Form 10-K for the fiscal year ended October 31, 1999. Applied's results of operations for the three months ended January 30, 2000 are not necessarily indicative of future operating results.

Applied's fiscal year ends on the last Sunday in October of each year. Fiscal 1999 contained 53 weeks, whereas fiscal 2000 will contain 52 weeks. For fiscal 1999, the first quarter contained 14 weeks, and all other quarters contained 13 weeks. The additional week in the first fiscal quarter of 1999 did not have a material effect on Applied's financial position or results of operations.

Certain prior year amounts have been reclassified from discontinued operations to continuing operations as a result of Applied's October 1999 acquisition of the remaining 50 percent that it did not own of Applied Komatsu Technology, Inc. (AKT), a joint venture that was previously treated as a discontinued operation. These reclassifications had no effect on net income for any of the affected prior periods. Effective with the beginning of fiscal 2000, AKT's results of operations have been consolidated with those of Applied. AKT's results of operations did not have a material effect on Applied's results of operations for the first fiscal quarter of 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2)      Earnings Per Share
Basic earnings per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and equivalents (representing the dilutive effect of stock options) outstanding during the period. Applied's net income has not been adjusted for any period presented for purposes of computing basic or diluted earnings per share.

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of Applied's common stock for the period. For the three months ended January 30, 2000, the average fair market value of Applied's common stock exceeded the exercise price of all options outstanding. Therefore, no stock options were excluded from the diluted earnings per share computation for the three months ended January 30, 2000.

3)      Accounts Receivable, Net
Applied has several agreements with various financial institutions to sell accounts receivable from selected customers. During the three months ended January 31, 1999 and January 30, 2000, Applied sold $159 million and $348 million, respectively, of accounts receivable under these agreements. At January 30, 2000, $393 million of sold receivables remained outstanding and subject to certain recourse provisions. Applied does not expect these recourse provisions to have a material effect on its financial condition or results of operations. Discounting fees were not material for the three-month periods ended January 31, 1999 or January 30, 2000, and were recorded as interest expense.

4)      Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. The components of inventories were as follows (in thousands):

                                     October 31,   January 30,
                                         1999          2000
                                     ------------  ------------
 Customer service spares............    $239,082      $243,667
 Raw materials......................     102,843       151,123
 Work-in-process....................     202,312       193,122
 Finished goods.....................      88,480        95,466
                                     ------------  ------------
                                        $632,717      $683,378
                                     ============  ============

5)      Other Assets
The components of other assets were as follows (in thousands):

                                     October 31,   January 30,
                                         1999          2000
                                     ------------  ------------
 Purchased technology, net..........    $205,213      $195,172
 Goodwill, net......................     162,015       156,480
 Other..............................      51,078        55,386
                                     ------------  ------------
                                        $418,306      $407,038
                                     ============  ============

Purchased technology and goodwill are presented at cost, net of accumulated amortization, and are being amortized over their estimated useful lives of five to ten years using the straight-line method. Applied periodically analyzes these assets to determine whether an impairment in carrying value has occurred.

6)      Accounts Payable and Accrued Expenses
The components of accounts payable and accrued expenses were as follows (in thousands):

                                     October 31,   January 30,
                                         1999          2000
                                     ------------  ------------
 Accounts payable...................    $363,179      $379,334
 Compensation and benefits..........     295,028       179,866
 Installation and warranty..........     228,892       251,180
 Customer deposits..................      83,390        81,720
 Restructuring......................      15,536        10,935
 Other..............................     402,781       440,658
                                     ------------  ------------
                                      $1,388,806    $1,343,693
                                     ============  ============

7)      Accrued Restructuring Costs
During fiscal 1998, Applied recorded pre-tax restructuring charges of $135 million, consisting of $75 million for headcount reductions and $60 million for consolidation of facilities and related fixed assets. Restructuring activity for fiscal 2000 was as follows (in thousands):

                                        Severance
                                           and
                                        Benefits     Facilities     Total
                                     ------------  ------------ ------------
 Balance, October 31, 1999..........      $5,434       $10,102      $15,536
 Amount utilized....................      (2,356)       (2,245)      (4,601)
                                     ------------  ------------ ------------
 Balance, January 30, 2000..........      $3,078        $7,857      $10,935
                                     ============  ============ ============

During the first fiscal quarter of 2000, $5 million of cash was used for restructuring costs. The majority of the remaining cash outlays of $11 million is expected to occur in fiscal 2000.

8)      Non-recurring Income
During the first fiscal quarter of 1999, Applied received a $20 million payment from ASMI International, N.V. (ASMI) related to a prior litigation settlement and recorded the amount as non-recurring income. ASMI's remaining payment of $35 million is due in the first fiscal quarter of 2001.

9)      Stockholders' Equity

Comprehensive Income
 Applied adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," in the first fiscal quarter of 1999. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components, but does not affect net income or total stockholders' equity. Components of comprehensive income, on an after- tax basis, are as follows (in thousands):

                                            Three Months Ended
                                       --------------------------
                                         January 31,   January 30,
                                            1999           2000
                                       -----------    -----------
Net income.........................       $52,885       $328,469
Foreign currency translation
  adjustments......................        (3,961)         1,499
                                       -----------    -----------
Comprehensive income...............       $48,924       $329,968
                                       ===========    ===========

Accumulated other comprehensive income/(loss) presented in the accompanying consolidated condensed balance sheets consists entirely of foreign currency translation adjustments.

Stock Repurchase Program
Since March 1996, Applied has systematically repurchased shares of its common stock in the open market to partially fund its stock-based employee benefit and incentive plans. During the three months ended January 30, 2000, Applied repurchased 152,000 shares of its common stock at an average price of $124.83 per share, for a total cash outlay of $19 million. During the three months ended January 31, 1999, Applied did not repurchase any shares of its common stock in accordance with its systematic plan.

Stock Dividend
On February 15, 2000, Applied's Board of Directors approved a two-for-one stock split of Applied's common stock in the form of a 100 percent stock dividend. Shares issuable pursuant to the stock dividend are expected to be distributed on or about March 15, 2000 to stockholders of record as of February 25, 2000. None of the share and per share data presented in this Form 10-Q, including Note 10 below, has been adjusted to reflect this stock dividend.

10)     Pending Acquisition
On January 12, 2000, Applied announced that it entered into an agreement to acquire Etec Systems, Inc. (Etec), a supplier of mask pattern generating equipment for the worldwide semiconductor and electronics industries, in a stock-for-stock merger that will be accounted for as a pooling of interests. The closing of the transaction is subject to approval from Etec's shareholders and clearance by regulatory authorities. Pursuant to the merger agreement, each share of Etec's stock will be exchanged for 0.649 of a share of Applied's common stock. Applied expects to issue approximately 14 million shares of its common stock to complete this transaction.

11)     Segment Information
In fiscal 1999, Applied adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information." Applied operates in one segment for the manufacture, marketing and servicing of semiconductor wafer fabrication equipment. All material operating units qualify for aggregation under SFAS 131 due to their similar economic characteristics, nature of products and services, procurement, manufacturing and distribution processes, and identical customer base. Since Applied operates in one segment, all required information regarding segment revenues, profit and total assets is in the consolidated financial statements.

12)     Recent Accounting Pronouncements
In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." Applied will adopt SFAS 133 in the first fiscal quarter of 2001, and does not expect the adoption to have a material effect on its financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements included in this Quarterly Report on Form 10-Q or made by management of Applied Materials, Inc. and its subsidiaries (Applied), other than statements of historical fact, are forward- looking statements. Examples of forward-looking statements include statements regarding Applied's future financial results, operating results, product successes, business strategies, projected costs, future products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should, " "would," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section below entitled "Trends, Risks and Uncertainties." Other risks and uncertainties are disclosed in Applied's prior SEC filings, including its Annual Report on Form 10-K for the fiscal year ended October 31, 1999. These and many other factors could affect Applied's future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf.

Results of Operations

Applied is a supplier of semiconductor manufacturing equipment and services to the semiconductor industry. During the first fiscal quarter of 2000, the semiconductor manufacturing equipment industry continued to grow, as customers increased capital spending for both capacity expansion and advanced technology requirements in response to growing demand for semiconductors. Applied achieved record quarterly levels for new orders, net sales and net income for its first fiscal quarter of 2000. Historically, the semiconductor and semiconductor manufacturing equipment industries have been cyclical; therefore, Applied's results of operations for the three months ended January 30, 2000 may not necessarily be indicative of future operating results.

Applied received new orders of $2.4 billion for the first fiscal quarter of 2000, versus $1.6 billion for the fourth fiscal quarter of 1999 and $1.0 billion for the first fiscal quarter of 1999. New orders by region were as follows (dollars in millions):

                                              Three Months Ended
                                     -----------------------------------
                                     October 31, 1999   January 30, 2000
                                     ----------------   ----------------
                                       ($)      (%)       ($)      (%)
                                     -------  -------   -------  -------
 North America*.....................    456       28       591       25
 Taiwan.............................    422       25       608       26
 Japan..............................    293       18       331       14
 Europe.............................    325       20       277       12
 Korea..............................     31        2       326       14
 Asia-Pacific.......................    118        7       226        9
                                     -------  -------   -------  -------
   Total............................  1,645      100     2,359      100
                                     =======  =======   =======  =======

*   Primarily the United States.

The increase in new orders from the fourth fiscal quarter of 1999 was primarily the result of strong global demand for semiconductors, driven by a growth of applications in telecommunication, internet-related and consumer products. This increase in demand is driving Applied's customers to increase and accelerate their capital spending in calendar year 2000 for expanded capacity and more advanced technologies, such as copper materials and 0.18 micron and below applications. Applied's backlog at January 30, 2000 was $2.3 billion, compared to $1.7 billion at October 31, 1999.

Net sales for the first fiscal quarter of 2000 increased 6 percent from the fourth fiscal quarter of 1999, and increased 125 percent from the first fiscal quarter of 1999. The increase from the first fiscal quarter of 1999 was due primarily to the industry growth mentioned in the preceding paragraph. Business volume was much higher than the first fiscal quarter of 1999, as in the prior year semiconductor manufacturers were still limiting capital spending due to a severe industry downturn that began in early-to-mid 1998. Net sales by region were as follows (dollars in millions):

                                            Three Months Ended
                                  ----------------------------------
                                  January 31, 1999  January 30, 2000
                                  ----------------  ----------------
                                     ($)     (%)       ($)     (%)
                                  --------- ------  --------- ------
 North America*...................     324     44        408     24
 Taiwan...........................      96     13        518     31
 Japan............................     121     16        296     18
 Europe...........................     135     18        256     15
 Korea............................      30      4         64      4
 Asia-Pacific.....................      36      5        125      8
                                  --------- ------  --------- ------
   Total..........................     742    100      1,667    100
                                  ========= ======  ========= ======

*   Primarily the United States.

Applied's gross margin was 50.1 percent for the first fiscal quarter of 2000, compared to 50.1 percent for the fourth fiscal quarter of 1999 and 43.2 percent for the first fiscal quarter of 1999. The increase from the prior year quarter was caused primarily by higher business volume and the favorable effects of restructuring and other operational programs implemented during fiscal 1999.

Excluding non-recurring items, operating expenses as a percentage of net sales were 23 percent for the three months ended January 30, 2000, compared to 37 percent for the first fiscal quarter of 1999. The decrease can be attributed primarily to the increased business volume in fiscal 2000. In terms of absolute dollars, operating expenses for the three months ended January 30, 2000 were higher than those for the comparable period of fiscal 1999. Research and development spending increased $67 million to support development, particularly for 300mm, copper and other advanced applications. Marketing, selling, general and administrative expenses increased $51 million to support Applied's higher level of business volume.

Non-recurring income for the three months ended January 31, 1999 related to Applied's settlement of all outstanding litigation with ASM International, N.V. For further details, see Note 8 of Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

Net interest income was $25 million for the three months ended January 30, 2000, compared to $14 million for the three months ended January 31, 1999. The increase can be attributed primarily to higher average cash and investment balances.

Applied's effective income tax rate for the three months ended January 30, 2000 was 30 percent, compared to 31 percent for the three months ended January 31, 1999. The lower rate resulted primarily from a shift in the geographic composition of pre-tax income to entities operating in countries with lower tax rates.

Financial Condition, Liquidity and Capital Resources

Applied's financial condition at January 30, 2000 improved, with a ratio of current assets to current liabilities of 3.4:1, compared to 3.0:1 at October 31, 1999. Applied had cash, cash equivalents and short-term investments of $3.0 billion at January 30, 2000.

For the three months ended January 30, 2000, cash, cash equivalents and short-term investments increased by $244 million, primarily due to net income (excluding depreciation and amortization expense) and proceeds from stock issuances. These sources of cash were partially offset by uses of working capital, particularly increases in accounts receivable and inventories, required to support Applied's increased business volume. For further details, see the Consolidated Condensed Statements of Cash Flows in this Form 10-Q.

Applied utilized programs to sell accounts receivable of $348 million during the first fiscal quarter of 2000. These receivable sales had the effect of increasing cash and reducing accounts receivable and days sales outstanding. For further details regarding accounts receivable sales, see Note 3 of Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

As of January 30, 2000, Applied's principal sources of liquidity consisted of $3.0 billion of cash, cash equivalents and short-term investments and approximately $650 million of existing credit facilities. Applied's liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and semiconductor equipment industries. Although Applied's cash requirements fluctuate based on the timing and extent of these factors, Applied believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy liquidity requirements for the next 12 months.

Trends, Risks and Uncertainties

The industry that Applied serves is highly volatile and unpredictable.
The semiconductor industry has historically been cyclical because of sudden changes in semiconductor supply and demand, and corresponding pricing. The health of the semiconductor manufacturing equipment industry is affected by these semiconductor industry cycles, the timing, length and severity of which are difficult to predict. Although semiconductors are used in many different products, the markets for those products are interrelated to various degrees. During periods of rapid growth, Applied must be able to acquire and/or develop sufficient manufacturing capacity and inventory to meet customer demand, and to attract, hire, assimilate and retain a sufficient number of qualified people. During periods of declining demand for semiconductor manufacturing equipment, customers may reduce purchases, delay delivery of products and/or cancel orders. Therefore, Applied must be able to quickly and effectively align its cost structure with prevailing market conditions, to manage its inventory levels in order to reduce the possibility of future inventory write- downs resulting from obsolescence, and to motivate and retain key employees. If Applied is unable to achieve its objectives in a timely manner during these industry cycles, there could be a material adverse effect on its financial condition and results of operations.

Applied operates in a highly competitive industry characterized by increasingly rapid technological changes.
Applied's competitive advantage and future success depend on its ability to successfully develop new products and technologies, develop new markets in the semiconductor industry for its products and services, introduce new products to the marketplace in a timely manner, qualify new products with its customers, and commence and adjust production to meet customer demands. The introduction of new products and technologies grows increasingly complex over time. If Applied does not develop and introduce new products and technologies in a timely manner in response to changing market conditions or customer requirements, its financial condition and results of operations could be materially and adversely affected.

Applied is exposed to the risks of operating a global business.
Managing Applied's global operations presents challenges that could materially and adversely affect demand for Applied's systems and related services. These challenges include cultural diversities, periodic economic downturns (such as the Asian economic crisis that began in early fiscal 1998), trade balance issues, political instability and fluctuations in interest and currency exchange rates, among other risks.

Applied is exposed to risks associated with acquisitions.
Applied has made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including, but not limited to: 1) difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired companies; 2) diversion of management's attention from other operational matters; 3) the potential loss of key employees of acquired companies; 4) lack of synergy, or inability to realize expected synergies, resulting from the acquisition; and 5) acquired assets becoming impaired as a result of technological advancements or worse-than-expected performance of the acquired company. Mergers and acquisitions are inherently risky and the inability to effectively manage acquisition risks, including those associated with the pending acquisition of Etec, could materially and adversely affect Applied's business, financial condition and results of operations.

Failure of critical suppliers to deliver sufficient quantities of product in a timely and cost-effective manner could negatively affect Applied's business.
Applied uses numerous vendors to supply parts, components and subassemblies (collectively "parts") for the manufacture and support of its products. Although Applied makes reasonable efforts to ensure that parts are available from multiple suppliers, this is not always possible; accordingly, some key parts may be obtained only from a single supplier or a limited group of suppliers. There can be no assurance that Applied's results of operations will not be materially and adversely affected if, in the future, Applied does not receive in a timely and cost-effective manner a sufficient quantity of parts to meet its production requirements.

Applied is exposed to various litigation risks.
Applied currently is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, contracts and other matters (see Part II below). These proceedings and claims, whether with or without merit, could be time-consuming and expensive to defend, and could divert management's attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings or claims. If Applied is not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend its position, Applied's financial condition and results of operations could be materially and adversely affected.

Applied is subject to risks associated with non-compliance with environmental regulations.
Applied is subject to environmental regulations related to the development, manufacturing and demonstration of its products. From time to time, Applied receives notices alleging violations of these regulations. It is Applied's policy to respond promptly to these notices and to take any necessary corrective actions. Failure or inability to comply with existing or future environmental regulations could result in significant remediation liabilities, the imposition of fines and/or the suspension or termination of production, each of which could have a material adverse effect on Applied's financial condition and results of operations.

Manufacturing interruptions or delays could affect Applied's ability to meet customer demand.
Applied's business depends on its ability to manufacture products that meet the rapidly changing demands of its customers. Significant interruptions of manufacturing operations as a result of natural disasters, software issues, infrastructure failure, or other cause, could result in delayed product deliveries or manufacturing inefficiencies, any or all of which could materially and adversely affect Applied's financial condition and results of operations.

Applied is subject to risks from Year 2000 issues.
To date, Applied has not been significantly affected by Year 2000 issues. Based on this experience, Applied does not expect any future Year 2000-related issues to materially and adversely affect its financial condition or results of operations.

In addition to the risks mentioned above, other risk factors are discussed in detail in Applied's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Applied purchases forward exchange and currency option contracts to hedge certain existing firm commitments and foreign currency denominated transactions expected to occur during the next year. Gains and losses on these contracts are recognized in income when the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses were not material for the three months ended January 30, 2000.

Applied has performed an analysis to assess the potential effect of reasonably possible near-term changes in interest and foreign currency exchange rates. Based upon Applied's analysis, the effect of such rate changes is not expected to be material to Applied's cash flows, financial condition or results of operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

KLA
As a result of Applied's acquisition of Orbot Instruments, Ltd. (Orbot) in 1997, Applied was involved in a lawsuit captioned KLA Instruments Corporation (KLA) v. Orbot (case no. C-93-20886-JW) in the United States District Court for the Northern District of California. KLA alleged that Orbot infringed a patent regarding equipment for the inspection of masks and reticles, and sought an injunction, damages and other relief. In February 2000, the parties reached an agreement pursuant to which the case was dismissed without prejudice.

Varian and Novellus
On June 13, 1997, Applied filed a lawsuit against Varian Associates, Inc. (Varian) captioned Applied Materials, Inc. v. Varian Associates, Inc. (case no. C-97-20523-RMW) in the United States District Court for the Northern District of California, alleging infringement of several of Applied's patents concerning physical vapor deposition (PVD) technology. The complaint was later amended on July 7, 1997 to include Novellus Systems, Inc. (Novellus) as a defendant as a result of Novellus' acquisition of Varian's thin film systems PVD business. Applied seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys' fees. Varian answered the complaint by denying all allegations, counterclaiming for declaratory judgment of invalidity and unenforceability and alleging conduct by Applied in violation of antitrust laws. On June 23, 1997, Novellus filed a separate lawsuit against Applied captioned Novellus Systems, Inc. v. Applied Materials, Inc. (case no. C-97-20551-EAI) in the United States District Court for the Northern District of California, alleging infringement by Applied of three patents concerning PVD technology that were formerly owned by Varian. On July 8, 1997, Varian filed a separate lawsuit against Applied captioned Varian Associates, Inc. v. Applied Materials, Inc. (case no. C-97-20597-PVT) in the United States District Court for the Northern District of California, alleging a broad range of conduct in violation of federal antitrust laws and state unfair competition and business practice laws. On July 16, 1999, Varian was granted permission to file a First Amended Complaint in that action. On November 8, 1999, the Court granted in part Applied's partial motion to dismiss the First Amended Complaint. On December 10, 1999, Varian filed its Second Amended Complaint and Applied has answered. Discovery has commenced in these actions. The Court has scheduled trial of all patent claims for April 2001. No other trial dates have been set. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

OKI
In November 1997, OKI Electric Industry, Co., Ltd. (OKI) filed suit against Applied's subsidiary, Applied Materials Japan (AMJ), in Tokyo District Court in Japan, alleging that AMJ is obligated to pay OKI relating to license payments OKI made to a third party. In February 2000, the dispute was resolved on mutually acceptable terms and conditions, and the case will be dismissed.

Applied is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, Applied does not believe that any of these other legal matters will have a material adverse effect on its financial condition or results of operations.

Item 5. Other Information

The ratio of earnings to fixed charges for the three months ended January 31, 1999 and January 30, 2000, and for each of the last five fiscal years, was as follows:

                                                         Three Months Ended
                      Fiscal Year                     ----------------------
    ------------------------------------------------   Jan. 31,    Jan. 30,
      1995      1996      1997      1998      1999       1999        2000
    --------  --------  --------  --------  --------  ----------  ----------
     21.25x    20.14x    18.96x    6.92x     14.76x     5.26x       25.51x
    ========  ========  ========  ========  ========  ==========  ==========

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

27.0    Financial Data Schedule for the three months ended January 30, 2000: filed electronically.

b) Applied did not file a report on Form 8-K during its first fiscal quarter of 2000.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

March 8, 2000

By:	/s/ Joseph R. Bronson

Joseph R. Bronson
Senior Vice President, Office of the President, Chief Financial Officer and Chief Administrative Officer

By:	/s/ Patrick Crom

Patrick Crom
Vice President, Global Controller and Principal Accounting Officer

                                        EXHIBIT INDEX

 EXHIBIT
 NUMBER                                DESCRIPTION
----------                             -----------

27.0         Financial Data Schedule for the three months ended January 30, 2000:
             filed electronically.