Form 10-Q
period 2000-04-30
APPLIED MATERIALS INC /DE
filed 2000-06-08
CIK 6951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000 or

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

Number of shares outstanding of the issuer's common stock as of April 30, 2000: 807,554,777

APPLIED MATERIALS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Statements of Operations for the three and six months ended May 2, 1999 and April 30, 2000

Consolidated Condensed Balance Sheets as of October 31, 1999 and April 30, 2000

Consolidated Condensed Statements of Cash Flows for the six months ended May 2, 1999 and April 30, 2000

Notes to Consolidated Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Financial Condition, Liquidity and Capital Resources

Trends, Risks and Uncertainties

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Item 4: Submission of Matters to a Vote of Security Holders

Item 5: Other Information

Item 6: Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                        Three Months Ended       Six Months Ended
                                    -----------------------  -----------------------
(In thousands, except per              May 2,     April 30,     May 2,     April 30,
 share amounts)                         1999        2000         1999        2000
----------------------------------  ----------- -----------  ----------- -----------
Net sales.......................... $1,170,662  $2,190,031   $1,992,037  $3,912,221
Cost of products sold..............    628,373   1,092,433    1,088,948   1,957,302
                                    ----------- -----------  ----------- -----------
Gross margin.......................    542,289   1,097,598      903,089   1,954,919

Operating expenses:
   Research, development and
     engineering...................    179,856     253,283      338,195     476,563
   Marketing and selling...........     81,135     111,580      156,036     212,292
   General and administrative......     86,000     118,890      152,416     210,707
   Non-recurring items.............         --      40,000        5,000      40,000
                                    ----------- -----------  ----------- -----------
Income from operations.............    195,298     573,845      251,442   1,015,357

Non-recurring income...............         --      68,158       20,000      68,158

Interest expense...................     11,753      13,259       23,376      25,489
Interest income....................     24,264      41,072       50,704      78,992
                                    ----------- -----------  ----------- -----------
Income before taxes and equity
   in net income/(loss)
   of joint venture................    207,809     669,816      298,770   1,137,018
Provision for income taxes.........     64,497     200,945       93,124     341,044
                                    ----------- -----------  ----------- -----------
Income before equity in net
   income/(loss) of joint venture..    143,312     468,871      205,646     795,974

Equity in net income/(loss) of
   joint venture...................     (1,182)         --        2,275          --
                                    ----------- -----------  ----------- -----------
Income from continuing operations..    142,130     468,871      207,921     795,974

Provision for discontinuance of
   joint venture...................      1,182          --       (2,275)         --
                                    ----------- -----------  ----------- -----------
Net income.........................   $143,312    $468,871     $205,646    $795,974
                                    =========== ===========  =========== ===========
Earnings per share:
   Basic - continuing operations...      $0.18       $0.58        $0.27       $0.99
   Basic - discontinued operations.         --          --           --          --
                                    ----------- -----------  ----------- -----------
     Total basic...................      $0.18       $0.58        $0.27       $0.99

   Diluted - continuing operations.      $0.17       $0.54        $0.25       $0.93
   Diluted - discontinued operations        --          --           --          --
                                    ----------- -----------  ----------- -----------
     Total diluted.................      $0.17       $0.54        $0.25       $0.93

Weighted average number of shares:
   Basic...........................    776,130     805,142      772,606     801,940
   Diluted.........................    819,832     861,200      813,068     856,666

      See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS*

                                                  October 31,   April 30,
(In thousands)                                       1999          2000
----------------------------------------------  ------------  ------------
ASSETS

Current assets:
   Cash and cash equivalents....................   $868,121    $1,186,813
   Short-term investments.......................  1,951,254     2,187,115
   Accounts receivable, net.....................  1,268,146     1,650,661
   Inventories..................................    727,107       979,751
   Deferred income taxes........................    341,668       331,266
   Other current assets.........................    154,424       153,486
                                                ------------  ------------
Total current assets............................  5,310,720     6,489,092

Property, plant and equipment, net..............  1,278,269     1,241,786
Other assets....................................    425,521       398,956
                                                ------------  ------------
Total assets.................................... $7,014,510    $8,129,834
                                                ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable................................     $5,789           $26
   Current portion of long-term debt............     36,484        42,055
   Accounts payable and accrued expenses........  1,442,718     1,633,690
   Income taxes payable.........................    246,506       249,390
                                                ------------  ------------
Total current liabilities.......................  1,731,497     1,925,161

Long-term debt..................................    584,357       575,847
Deferred income taxes and other liabilities.....    123,398       135,806
                                                ------------  ------------
Total liabilities...............................  2,439,252     2,636,814
                                                ------------  ------------
Stockholders' equity:
   Common stock.................................      7,932         8,076
   Additional paid-in capital...................  1,443,723     1,572,793
   Retained earnings............................  3,122,337     3,917,603
   Accumulated other comprehensive
    income/(loss)...............................      1,266        (5,452)
                                                ------------  ------------
Total stockholders' equity......................  4,575,258     5,493,020
                                                ------------  ------------
Total liabilities and stockholders' equity...... $7,014,510    $8,129,834
                                                ============  ============

*   Amounts as of April 30, 2000 are unaudited. Amounts as of October 31, 1999 are audited.

      See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                        Six Months Ended
                                                    --------------------------
                                                         May 2,     April 30,
(In thousands)                                           1999         2000
--------------------------------------------------- ------------  ------------
Cash flows from operating activities:
  Net income......................................     $205,646      $795,974
  Adjustments required to reconcile net income
    to cash provided by operations:
      Depreciation and amortization...............      148,471       184,046
      Deferred income taxes.......................        1,117         9,875
      Adjustment to conform Etec's fiscal year....          --           (708)
      Changes in assets and liabilities, net of
        amounts acquired:
           Accounts receivable, net...............     (145,244)     (384,592)
           Inventories............................      (36,794)     (257,840)
           Other current assets...................      (15,158)         (787)
           Other assets...........................      (12,727)       (7,442)
           Accounts payable and accrued expenses..      (33,377)      199,047
           Income taxes payable...................      125,793         2,440
           Other liabilities......................        9,670        13,224
                                                    ------------  ------------
Cash provided by operations.......................      247,397       553,237
                                                    ------------  ------------
Cash flows from investing activities:
  Capital expenditures, net of retirements........     (100,180)     (113,392)
  Proceeds from sales of short-term investments...      435,893       861,645
  Purchases of short-term investments.............     (734,240)   (1,097,506)
                                                    ------------  ------------
Cash used for investing...........................     (398,527)     (349,253)
                                                    ------------  ------------
Cash flows from financing activities:
  Short-term debt activity, net...................        8,857        (8,033)
  Long-term debt activity, net....................       (5,506)       (3,359)
  Common stock transactions, net..................       71,155       129,214
                                                    ------------  ------------
Cash provided by financing........................       74,506       117,822
                                                    ------------  ------------
Effect of exchange rate changes on cash...........         (608)       (3,114)
                                                    ------------  ------------
Increase/(decrease) in cash and cash equivalents..      (77,232)      318,692
Cash and cash equivalents - beginning of period...      638,805       868,121
                                                    ------------  ------------
Cash and cash equivalents - end of period.........     $561,573    $1,186,813
                                                    ============  ============
For the six months ended May 2, 1999, cash payments for interest were $22,169 and net income tax refunds were $41,958. For the six months ended April 30, 2000, cash payments for interest and income taxes were $21,837 and $345,009, respectively.

      See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
SIX MONTHS ENDED APRIL 30, 2000

1)      Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. (Applied) included herein have been prepared on a basis consistent with the October 31, 1999 audited consolidated financial statements (as restated) and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the October 31, 1999 audited consolidated financial statements and notes thereto included in Applied's 1999 Annual Report, which is incorporated by reference in Applied's Form 10-K for the fiscal year ended October 31, 1999. Applied's results of operations for the three and six months ended April 30, 2000 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

All historical financial information presented herein has been restated to reflect: 1) the acquisition of Etec Systems, Inc. (Etec), which was completed on March 29, 2000 and accounted for as a pooling-of-interests; and 2) a two-for-one stock split in the form of a 100 percent stock dividend, effective March 15, 2000.

During the fourth fiscal quarter of 1999, Applied Komatsu Technology, Inc. (AKT) became a wholly-owned subsidiary of Applied. Previously, AKT was a joint venture, in which Applied had a 50 percent ownership interest, that was accounted for as a discontinued operation. As a result of Applied's acquisition of AKT, certain prior year amounts were reclassified from discontinued operations to continuing operations. These reclassifications had no effect on net income for any affected prior period.

2)      Business Combination
On March 29, 2000, Applied acquired Etec, a supplier of mask pattern generating equipment for the semiconductor and electronics industries, in a stock-for-stock merger accounted for as a pooling-of-interests. Applied issued approximately 29 million shares of its common stock in conjunction with this transaction, and recorded a one-time, pre-tax operating expense of $40 million for costs associated with the merger. Additionally, Applied recorded a one-time, pre-tax operating expense of $14 million ($6.5 million in cost of products sold and $7.5 million in general and administrative expenses) in the second fiscal quarter of 2000 to conform Etec's accounting policies to those of Applied.

Prior to the merger, Etec's fiscal year end (July 31) was different than Applied's (last Sunday in October). Fiscal 1999 amounts included herein for Etec have not been conformed to Applied's fiscal year. Therefore, the three- and six-month periods ended May 2, 1999 include Etec's three- and six-month periods ended January 31, 1999, and the October 31, 1999 consolidated condensed balance sheet includes Etec's balances as of July 31, 1999. Fiscal 2000 amounts included herein for Etec have been conformed to Applied's fiscal year. As a result, Etec's net loss for the three months ended October 31, 1999 has been reflected as an adjustment to retained earnings in the first fiscal quarter of 2000. Etec's net sales and net loss for the three months ended October 31, 1999 were $43,305,000 and $708,000, respectively.

Net sales and net income for each company from the beginning of the periods presented to the date of consummation of the merger (March 29, 2000) were as follows (in thousands):

                         Three Months Ended            Six Months Ended
                    --------------------------   --------------------------
                        May 2,      April 30,        May 2,      April 30,
                         1999          2000           1999          2000
                    ------------  ------------   ------------  ------------

Net sales:
  Applied........    $1,117,626    $2,168,613     $1,860,103    $3,835,570
  Etec...........        53,036        21,418 *      131,934        76,651 *
                    ------------  ------------   ------------  ------------
  Combined.......    $1,170,662    $2,190,031     $1,992,037    $3,912,221
                    ============  ============   ============  ============

Net income:
  Applied........      $141,639      $475,923       $194,524      $804,392
  Etec...........         1,673        (7,052)*       11,122        (8,418)*
                    ------------  ------------   ------------  ------------
  Combined.......      $143,312      $468,871       $205,646      $795,974
                    ============  ============   ============  ============

*   Does not include amounts for the period from March 29, 2000 through April 30, Such amounts have been included with Applied's.

3)      Earnings Per Share
Basic earnings per share has been determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share has been determined using the weighted average number of common shares and equivalents (representing the dilutive effect of stock options) outstanding during the period. Applied's net income has not been adjusted for any period presented for purposes of computing basic or diluted earnings per share.

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of Applied's common stock for the period. For the three months ended April 30, 2000, options to purchase approximately 44,000 shares of common stock at an average exercise price of $98.17 were excluded from the computation, and for the six months ended April 30, 2000, options to purchase approximately 2,462,000 shares of common stock at an average exercise price of $84.33 were excluded from the computation.

4)      Accounts Receivable, Net
Applied has numerous agreements with various financial institutions to sell accounts receivable from selected customers. During the six months ended May 2, 1999 and April 30, 2000, Applied sold $410 million and $763 million, respectively, of accounts receivable under these agreements. At April 30, 2000, $385 million of sold receivables remained outstanding and subject to certain recourse provisions. Applied does not expect these recourse provisions to have a material effect on its financial condition or results of operations. Discounting fees were not material for the three- and six- month periods ended May 2, 1999 or April 30, 2000, and were recorded as interest expense.

5)      Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. The components of inventories were as follows (in thousands):

                                     October 31,    April 30,
                                         1999          2000
                                     ------------  ------------
 Customer service spares............    $267,623      $341,404
 Raw materials......................     124,051       233,209
 Work-in-process....................     246,953       285,176
 Finished goods.....................      88,480       119,962
                                     ------------  ------------
                                        $727,107      $979,751
                                     ============  ============

6)      Other Assets
The components of other assets were as follows (in thousands):

                                     October 31,    April 30,
                                         1999          2000
                                     ------------  ------------
 Purchased technology, net..........    $205,667      $185,449
 Goodwill, net......................     162,015       150,945
 Other..............................      57,839        62,562
                                     ------------  ------------
                                        $425,521      $398,956
                                     ============  ============

Purchased technology and goodwill are presented at cost, net of accumulated amortization, and are being amortized over their estimated useful lives of five to ten years using the straight-line method. Applied periodically analyzes these assets to determine whether an impairment in carrying value has occurred.

7)      Accounts Payable and Accrued Expenses
The components of accounts payable and accrued expenses were as follows (in thousands):

                                     October 31,    April 30,
                                         1999          2000
                                     ------------  ------------
 Accounts payable...................    $382,915      $501,865
 Compensation and benefits..........     302,433       289,474
 Installation and warranty..........     236,272       278,773
 Customer deposits..................      89,689       106,309
 Other..............................     431,409       457,269
                                     ------------  ------------
                                      $1,442,718    $1,633,690
                                     ============  ============

An accrual of $7 million for restructuring actions taken in prior years, primarily in fiscal 1998, remains as of April 30, 2000, compared to $16 million as of October 31, 1999, and is included above in Other. This balance is expected to be utilized in fiscal 2000 in accordance with the restructuring plan.

8)      Non-recurring Items
During the first fiscal quarter of 1999, Applied recorded $5 million of pre- tax, non-recurring operating expenses for costs incurred in connection with its December 1998 acquisition of Consilium, Inc. During the second fiscal quarter of 2000, Applied recorded $40 million of pre-tax, non-recurring operating expenses for costs incurred in connection with its March 2000 acquisition of Etec.

9)      Non-recurring Income
During the first fiscal quarter of 1999, Applied received a $20 million payment from ASM International, N.V. (ASMI) related to a prior litigation settlement and recorded the amount as non-recurring income. During the second fiscal quarter of 2000, Applied recorded an additional $68 million of pre-tax, non-operating income related to the ASMI litigation settlement. This amount consisted of: 1) the final cash payment from ASMI of $35 million related to an outstanding note receivable; and 2) a net gain of $33 million on the exercise of ASMI warrants and subsequent sale of the resulting shares.

10)      Stockholders' Equity

Comprehensive Income
 Components of comprehensive income, on an after- tax basis, are as follows (in thousands):

                                        Three Months Ended       Six Months Ended
                                    -----------------------  -----------------------
                                       May 2,     April 30,     May 2,     April 30,
                                        1999        2000         1999        2000
                                    ----------- -----------  ----------- -----------
Net income.........................   $143,312    $468,871     $205,646    $795,974
Foreign currency translation
  adjustments......................     (8,678)     (8,357)     (11,422)     (6,718)
                                    ----------- -----------  ----------- -----------
Comprehensive income...............   $134,634    $460,514     $194,224    $789,256
                                    =========== ===========  =========== ===========
Accumulated other comprehensive income/(loss) presented in the accompanying consolidated condensed balance sheets consists entirely of foreign currency translation adjustments.

Stock Repurchase Program
Since March 1996, Applied has systematically repurchased shares of its common stock in the open market to partially fund its stock-based employee benefit and incentive plans. During the first six months of fiscal 1999, Applied repurchased 1,090,000 shares of its common stock at an average price of $18.35, for a total cash outlay of $20 million. During the six months ended April 30, 2000, Applied repurchased 548,000 shares at an average price of $77.33, for a total cash outlay of $42 million.

Stock Dividend
On February 15, 2000, Applied's Board of Directors approved a two-for-one stock split in the form of a 100 percent stock dividend. Shares issuable pursuant to the stock dividend were distributed on March 15, 2000 to stockholders of record as of February 25, 2000. All share and per share amounts presented herein have been restated to reflect the stock split.

11)     Segment Information
In fiscal 1999, Applied adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information." Applied operates in one segment for the manufacture, marketing and servicing of semiconductor wafer fabrication equipment. All material operating units qualify for aggregation under SFAS 131 due to their similar: economic characteristics; nature of products and services; procurement, manufacturing and distribution processes; and customer base. Since Applied operates in one segment, all required information regarding segment revenues, profit and total assets can be obtained from the consolidated condensed financial statements.

12)     Recent Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." Applied will adopt SFAS 133 in the first fiscal quarter of 2001, and does not expect the adoption to have a material effect on its financial condition or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. Applied will be required to adopt SAB 101 in the first fiscal quarter of 2001. Management has not yet determined the potential effect of the implementation of SAB 101 on Applied's financial condition or results of operations. However, since the implementation of SAB 101 could result in changes to the timing of Applied's revenue recognition, its effect could be material and adverse to Applied's financial condition and results of operations in the period of implementation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements included in this Quarterly Report on Form 10-Q or made by management of Applied Materials, Inc. and its subsidiaries (Applied), other than statements of historical fact, are forward- looking statements. Examples of forward-looking statements include statements regarding Applied's future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should, " "would," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section below entitled "Trends, Risks and Uncertainties" and in Note 12 of Notes to Consolidated Condensed Financial Statements in this Form 10-Q. Other risks and uncertainties are disclosed in Applied's prior SEC filings, including its Annual Report on Form 10-K for the fiscal year ended October 31, 1999. These and many other factors could affect Applied's future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf.

All historical financial information presented herein has been restated to reflect: 1) the acquisition of Etec Systems, Inc. (Etec), which was completed on March 29, 2000 and accounted for as a pooling-of-interests; and 2) a two- for-one stock split in the form of a 100 percent stock dividend, effective March 15, 2000.

Results of Operations

Applied is a supplier of semiconductor manufacturing equipment and services to the semiconductor industry. During the second fiscal quarter of 2000, demand for Applied's products continued to grow as semiconductor manufacturers added capacity and invested in new technology in response to strong demand for communications, server-related and consumer products and the resulting increase in semiconductor use. As a result, Applied's new orders, net sales and net income for the second fiscal quarter of 2000 reached new quarterly records. Historically, the semiconductor and semiconductor manufacturing equipment industries have been cyclical; therefore, Applied's results of operations for the three and six months ended April 30, 2000 may not necessarily be indicative of future operating results.

Applied received new orders of $2.9 billion for the second fiscal quarter of 2000, versus $2.5 billion for the first fiscal quarter of 2000 and $1.5 billion for the second fiscal quarter of 1999. New orders by region were as follows (dollars in millions):

                                              Three Months Ended
                                     -----------------------------------
                                      January 30, 2000    April 30, 2000
                                     ----------------   ----------------
                                       ($)      (%)       ($)      (%)
                                     -------  -------   -------  -------
 North America*.....................    642       26       735       25
 Taiwan.............................    616       25       741       25
 Japan..............................    352       14       425       15
 Europe.............................    286       12       410       14
 Korea..............................    332       14       290       10
 Asia-Pacific.......................    226        9       327       11
                                     -------  -------   -------  -------
   Total............................  2,454      100     2,928      100
                                     =======  =======   =======  =======

*   Primarily the United States.

The increase in new orders from the first fiscal quarter of 2000 was primarily due to customers' capital spending for capacity, as they strive to meet increased demand for their products. Customers are also continuing to invest in advanced equipment to support 0.18 micron and below applications and new materials such as copper. Applied's backlog at April 30, 2000 was $3.2 billion, compared to $2.4 billion at January 30, 2000 and $1.7 billion at October 31, 1999.

Net sales for the second fiscal quarter of 2000 increased 27 percent from the first fiscal quarter of 2000, and increased 87 percent from the second fiscal quarter of 1999. Net sales for the six months ended April 30, 2000 increased 96 percent from the comparable period in 1999. The increase from the first fiscal quarter of 2000 was due primarily to the factors mentioned in the preceding paragraph. Business volume was lower in the first half of fiscal 1999 than in fiscal 2000 because the semiconductor and semiconductor manufacturing equipment industries were just beginning to recover from a severe industry downturn that began in early-to-mid 1998. Net sales increased significantly from the comparable periods in fiscal 1999 as the industry recovered from the downturn and entered a new period of growth, driven by customer investments in both capacity and advanced technology to meet rising demand. Net sales by region were as follows (dollars in millions):

                              Three Months Ended              Six Months Ended
                      ------------------------------  -----------------------------
                         May 2, 1999   April 30, 2000    May 2, 1999  April 30, 2000
                      --------------  --------------  -------------- --------------
                         ($)    (%)      ($)    (%)      ($)    (%)     ($)    (%)
                      ------- ------  ------- ------  ------- ------ ------- ------
 North America*......    454     39      530     24      801     40     946     24
 Taiwan..............    186     16      544     25      293     15   1,070     27
 Japan...............    218     19      366     17      359     18     681     17
 Europe..............    136     11      303     14      283     14     565     15
 Korea...............    121     10      315     14      164      8     392     10
 Asia-Pacific........     56      5      132      6       92      5     258      7
                      ------- ------  ------- ------  ------- ------ ------- ------
   Total.............  1,171    100    2,190    100    1,992    100   3,912    100
                      ======= ======  ======= ======  ======= ====== ======= ======

*   Primarily the United States.

Applied's gross margin was 50.1 percent for the second fiscal quarter of 2000, compared to 49.8 percent for the first fiscal quarter of 2000 and 46.3 percent for the second fiscal quarter of 1999. Gross margin for the first six months of fiscal 2000 was 50.0 percent, compared to 45.3 percent for the first half of fiscal 1999. Increases from prior year periods were caused primarily by higher business volume. During the second fiscal quarter of 2000, Applied recorded a one-time, pre-tax expense of $6.5 million in cost of products sold to conform Etec's accounting policies to those of Applied.

Excluding non-recurring items, operating expenses were 22 percent of net sales for the three months ended April 30, 2000, compared to 30 percent for the second fiscal quarter of 1999, and 23 percent of sales for the first six months of fiscal 2000, compared to 32 percent for the first half of fiscal 1999. The decreases can be attributed primarily to increased business volume in fiscal 2000. In terms of absolute dollars, operating expenses for the three and six months ended April 30, 2000 were higher than those for the comparable periods of fiscal 1999. Research and development spending increased primarily for the development of: 1) equipment for 300mm wafer processing; 2) copper applications; and 3) other advanced processes and technologies. Marketing, selling, general and administrative expenses increased to support Applied's increased business volume. During the second fiscal quarter of 2000, Applied recorded a one-time, pre-tax operating expense of $7.5 million in general and administrative expenses to conform Etec's accounting policies to those of Applied.

Non-recurring items for the second fiscal quarter of 2000 consisted of $40 million of pre-tax operating expenses incurred in connection with the acquisition of Etec.

Non-recurring income for the second fiscal quarter of 2000 resulted from Applied's prior settlement of all outstanding litigation with ASM International, N.V. For further details, see Note 9 of Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

Net interest income for the three and six months ended April 30, 2000 was $28 million and $54 million, respectively, compared to $13 million and $27 million for the comparable periods of fiscal 1999. The increases can be attributed primarily to higher average cash and investment balances.

Applied's effective income tax rate for the three months ended April 30, 2000 was 30 percent, compared to 31 percent for the three months ended May 2, 1999. The lower rate resulted primarily from a shift in the geographic composition of pre-tax income to entities operating in countries with lower tax rates.

Financial Condition, Liquidity and Capital Resources

Applied's financial condition at April 30, 2000 remained strong, with a ratio of current assets to current liabilities of 3.4:1, compared to 3.1:1 at October 31, 1999. Applied had cash, cash equivalents and short-term investments of $3.4 billion at April 30, 2000.

For the six months ended April 30, 2000, cash, cash equivalents and short-term investments increased by $555 million. Significant sources of cash were net income (excluding depreciation and amortization expense), an increase in accounts payable and accrued expenses, and proceeds from stock issuances. These sources of cash were partially offset by uses of working capital, particularly increases in accounts receivable and inventories, required to support Applied's increased business volume. For further details, see the Consolidated Condensed Statements of Cash Flows in this Form 10-Q.

Applied utilized programs to sell accounts receivable of $763 million during the first half of fiscal 2000. These receivable sales had the effect of increasing cash and reducing accounts receivable and days sales outstanding. For further details regarding accounts receivable sales, see Note 4 of Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

As of April 30, 2000, Applied's principal sources of liquidity consisted of $3.4 billion of cash, cash equivalents and short-term investments and approximately $625 million of existing credit facilities. Applied's liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and semiconductor equipment industries. Although Applied's cash requirements fluctuate based on the timing and extent of these factors, Applied believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy liquidity requirements for the next 12 months.

Trends, Risks and Uncertainties

The industry that Applied serves is highly volatile and unpredictable.
The semiconductor industry has historically been cyclical because of sudden changes in semiconductor supply and demand, and corresponding pricing. The health of the semiconductor manufacturing equipment industry is affected by these semiconductor industry cycles, the timing, length and severity of which are difficult to predict. Although semiconductors are used in many different products, the markets for those products are interrelated to various degrees. During periods of rapid growth, Applied must be able to acquire and/or develop sufficient manufacturing capacity and inventory to meet customer demand, and to attract, hire, assimilate and retain a sufficient number of qualified people. During periods of declining demand for semiconductor manufacturing equipment, customers may reduce purchases, delay delivery of products and/or cancel orders. Therefore, Applied must be able to quickly and effectively align its cost structure with prevailing market conditions, to manage its inventory levels in order to reduce the possibility of future inventory write-downs resulting from obsolescence, and to motivate and retain key employees. If Applied is unable to achieve its objectives in a timely manner during these industry cycles, there could be a material adverse effect on its financial condition and results of operations.

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
Managing Applied's global operations presents challenges that could materially and adversely affect demand for Applied's systems and related services. These challenges include cultural diversities, periodic economic downturns (such as the Asian economic crisis in fiscal 1998), trade balance issues, political instability and fluctuations in interest and currency exchange rates, among other risks.

Applied is exposed to risks associated with acquisitions.
Applied has made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including, but not limited to: 1) difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired companies; 2) diversion of management's attention from other operational matters; 3) the potential loss of key employees of acquired companies; 4) lack of synergy, or the inability to realize expected synergies, resulting from the acquisition; and 5) acquired intangible assets becoming impaired as a result of technological advancements or worse-than-expected performance of the acquired company. In addition, the Financial Accounting Standards Board has indicated that they plan to rescind the pooling-of-interests method of acquisition accounting. This could result in significant charges resulting from amortization of intangible assets recorded in connection with future acquisitions, and may alter Applied's acquisition strategy. Mergers and acquisitions, including Applied's acquisition of Etec, are inherently risky and the inability to effectively manage these risks could materially and adversely affect Applied's business, financial condition and results of operations.

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

Applied is exposed to various risks related to legal proceedings or claims.
Applied currently is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, contracts and other matters (see Part II below). These legal proceedings and claims, whether with or without merit, could be time-consuming and expensive to defend, and could divert management's attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings or claims. If Applied is not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend its position, Applied's financial condition and results of operations could be materially and adversely affected.

Applied is subject to risks of non-compliance with environmental regulations.
Applied is subject to environmental regulations in connection with its business operations, including but not limited to regulations related to the development, manufacturing and use of its products. From time to time, Applied receives notices alleging violations of these regulations. It is Applied's policy to respond promptly to these notices and to take any necessary corrective actions. Failure or inability to comply with existing or future environmental regulations could result in significant remediation liabilities, the imposition of fines and/or the suspension or termination of development, manufacturing or use, each of which could have a material adverse effect on Applied's financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Applied purchases forward exchange and currency option contracts to hedge certain existing firm commitments and foreign currency denominated transactions expected to occur during the next year. Gains and losses on these contracts are recognized in income when the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses were not material for the three or six months ended April 30, 2000.

Applied has performed an analysis to assess the potential financial effect of reasonably possible near-term changes in interest and foreign currency exchange rates. Based upon Applied's analysis, the effect of such rate changes is not expected to be material to Applied's cash flows, financial condition or results of operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Varian and Novellus
On June 13, 1997, Applied filed a lawsuit against Varian Associates, Inc. (Varian) captioned Applied Materials, Inc. v. Varian Associates, Inc. (case no. C-97-20523-RMW) in the United States District Court for the Northern District of California, alleging infringement of several of Applied's patents concerning physical vapor deposition (PVD) technology. The complaint was later amended on July 7, 1997 to include Novellus Systems, Inc. (Novellus) as a defendant as a result of Novellus' acquisition of Varian's thin film systems PVD business. Applied seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys' fees. Varian answered the complaint by denying all allegations, counterclaiming for declaratory judgment of invalidity and unenforceability and alleging conduct by Applied in violation of antitrust laws. On June 23, 1997, Novellus filed a separate lawsuit against Applied captioned Novellus Systems, Inc. v. Applied Materials, Inc. (case no. C-97-20551-EAI) in the United States District Court for the Northern District of California, alleging infringement by Applied of three PVD technology patents that were formerly owned by Varian. On July 8, 1997, Varian filed a separate lawsuit against Applied captioned Varian Associates, Inc. v. Applied Materials, Inc. (case no. C-97-20597-PVT) in the United States District Court for the Northern District of California, alleging a broad range of conduct in violation of federal antitrust laws and state unfair competition and business practice laws. On July 16, 1999, Varian was granted permission to file a First Amended Complaint in that action. On November 8, 1999, the Court granted in part Applied's partial motion to dismiss the First Amended Complaint. On December 10, 1999, Varian filed its Second Amended Complaint and Applied has answered. Discovery has commenced in these actions. The Court has scheduled trial of all patent claims for April 2001. No other trial dates have been set. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

OKI
In November 1997, OKI Electric Industry, Co., Ltd. (OKI) filed suit against Applied's subsidiary, Applied Materials Japan (AMJ), in Tokyo District Court in Japan, alleging that AMJ is obligated to pay OKI relating to license payments OKI made to a third party. In February 2000, the dispute was resolved on mutually acceptable terms and conditions, and the case was dismissed on March 17, 2000.

Plasma Physics
On April 17, 2000, Applied filed a lawsuit in the United States District Court for the Eastern District of New York captioned Applied Materials, Inc. v. Plasma Physics Corp. ("PPC") and Solar Physics Corp. ("SPC") (case no. CV- 00-2199). The lawsuit seeks a judicial declaration that Applied's chemical vapor deposition equipment does not infringe two patents owned by PPC and exclusively licensed to SPC and/or that those patents are invalid or unenforceable. PPC and SPC are expected to respond to Applied's lawsuit shortly. No trial date or other deadlines have been set.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on March 21, 2000 in San Jose, California. Nine incumbent directors were re-elected and one new director was elected without opposition to serve one-year terms in office. The results of this election were as follows:

     Name of Director             Votes For (shares)       Votes Withheld (shares)
---------------------------  -------------------------  --------------------------
James C. Morgan............         647,458,406                 15,160,778
Dan Maydan.................         647,472,272                 15,146,912
Michael H. Armacost........         647,612,624                 15,006,560
Deborah A. Coleman.........         647,506,684                 15,112,500
Herbert M. Dwight, Jr......         647,498,826                 15,120,358
Philip V. Gerdine..........         647,665,172                 14,954,012
Tsuyoshi Kawanishi.........         609,863,794                 52,755,390
Paul R. Low................         647,356,966                 15,262,218
Steven L. Miller...........         647,347,754                 15,271,430
Stan Shih..................         643,169,256                 19,449,928

On a proposal to amend Applied's Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 1,100,000,000 to 2,500,000,000, there were 570,927,532 votes cast in favor, 89,413,234 votes cast against, 2,214,018 abstentions and 64,400 broker non-votes. On a proposal to approve the amended and restated 1995 Equity Incentive Plan, there were 443,451,968 votes cast in favor, 215,980,386 votes cast against, 3,122,430 abstentions and 64,400 broker non-votes. On a proposal to approve the amended and restated Senior Executive Bonus Plan, there were 638,028,686 votes cast in favor, 20,083,288 votes cast against, 4,507,210 abstentions and no broker non- votes.

Item 5. Other Information

The ratio of earnings to fixed charges for the six months ended May 2, 1999 and April 30, 2000, and for each of the last five fiscal years, was as follows:

                                                          Six Months Ended
                      Fiscal Year                     ----------------------
    ------------------------------------------------    May 2,    April 30,
      1995      1996      1997      1998      1999       1999        2000
    --------  --------  --------  --------  --------  ----------  ----------
     18.81x    19.44x    19.01x    7.56x     14.03x     8.73x       20.49x
    ========  ========  ========  ========  ========  ==========  ==========

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

3(i)(a)    Certificate of Amendment of Certificate of Incorporation of Applied Materials, Inc., as filed with the Secretary of State of the State of Delaware on March 31, 2000.

3(i)(b)    Certificate of Incorporation of Applied Materials, Inc., as amended to March 31, 2000.

10.1    $250,000,000 364-Day Credit Agreement dated March 10, 2000, among Applied Materials, Inc., Citicorp USA, Inc. as Agent, and Bank of America N.A. as Co-Agent.

10.2    The Applied Materials, Inc. amended and restated 1995 Equity Incentive Plan, previously filed as Appendix A to Applied Materials' Preliminary Proxy Statement dated February 4, 2000, and incorporated herein by reference.

10.3    The Applied Materials, Inc. amended and restated Senior Executive Bonus Plan, previously filed as Appendix B to Applied Materials' Preliminary Proxy Statement dated February 4, 2000, and incorporated herein by reference.

27.0    Financial Data Schedule for the six months ended April 30, 2000: filed electronically.

b) A Report on Form 8-K was filed on April 12, 2000. The report contained information related to the acquisition of Etec Systems, Inc. by Applied Materials, Inc., which was completed on March 29, 2000.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

June 7, 2000

By:	/s/ Joseph R. Bronson

Joseph R. Bronson
Senior Vice President, Office of the President, Chief Financial Officer and Chief Administrative Officer

By:	/s/ Patrick Crom

Patrick Crom
Vice President, Global Controller and Chief Accounting Officer

                                        EXHIBIT INDEX

 EXHIBIT
 NUMBER                                DESCRIPTION
----------                             -----------

3(i)(a)      Certificate of Amendment of Certificate of Incorporation of
             Applied Materials, Inc., as filed with the Secretary of State of the
             State of Delaware on March 31, 2000.

3(i)(b)      Certificate of Incorporation of Applied Materials, Inc.,
             as amended to March 31, 2000.

10.1         $250,000,000 364-Day Credit Agreement dated March 10, 2000, among
             Applied Materials, Inc., Citicorp USA, Inc. as Agent, and Bank of
             America N.A. as Co-Agent.

10.2         The Applied Materials, Inc. amended and restated 1995 Equity Incentive
             Plan, previously filed as Appendix A to Applied Materials' Preliminary
             Proxy Statement dated February 4, 2000, and incorporated herein by reference.

10.3         The Applied Materials, Inc. amended and restated Senior Executive
             Bonus Plan, previously filed as Appendix B to Applied Materials'
             Preliminary Proxy Statement dated February 4, 2000, and incorporated herein by reference.

27.0         Financial Data Schedule for the six months ended April 30, 2000:
             filed electronically.