Form 10-Q
period 2000-07-30
APPLIED MATERIALS INC /DE
filed 2000-09-07
CIK 6951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2000 or

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

Number of shares outstanding of the issuer's common stock as of July 30, 2000: 811,134,656

APPLIED MATERIALS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Statements of Operations for the three and nine months ended August 1, 1999 and July 30, 2000

Consolidated Condensed Balance Sheets as of October 31, 1999 and July 30, 2000

Consolidated Condensed Statements of Cash Flows for the nine months ended August 1, 1999 and July 30, 2000

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

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                       Three Months Ended       Nine Months Ended
                                    -----------------------  -----------------------
(In thousands, except per              August 1,   July 30,     August 1,   July 30
 share amounts)                         1999        2000         1999        2000
----------------------------------  ----------- -----------  ----------- -----------
Net sales.......................... $1,490,695  $2,732,028   $3,482,732  $6,644,249
Cost of products sold..............    775,025   1,340,126    1,863,973   3,297,428
                                    ----------- -----------  ----------- -----------
Gross margin.......................    715,670   1,391,902    1,618,759   3,346,821

Operating expenses:
   Research, development and
     engineering...................    185,796     303,946      523,991     780,509
   Marketing and selling...........     91,561     128,426      247,597     340,718
   General and administrative......    105,689     133,291      258,105     343,998
   Non-recurring items.............      2,515          --        7,515      40,000
                                    ----------- -----------  ----------- -----------
Income from operations.............    330,109     826,239      581,551   1,841,596

Non-recurring income...............         --          --       20,000      68,158

Interest expense...................     11,952      12,665       35,328      38,154
Interest income....................     26,736      48,970       77,440     127,962
                                    ----------- -----------  ----------- -----------
Income before taxes and equity
   in net income/(loss)
   of joint venture................    344,893     862,544      643,663   1,999,562
Provision for income taxes.........    106,637     258,763      199,761     599,807
                                    ----------- -----------  ----------- -----------
Income before equity in net
   income/(loss) of joint venture..    238,256     603,781      443,902   1,399,755

Equity in net income/(loss) of
   joint venture...................      9,773          --       12,048          --
                                    ----------- -----------  ----------- -----------
Income from continuing operations..    248,029     603,781      455,950   1,399,755

Provision for discontinuance of
   joint venture...................     (9,773)         --      (12,048)         --
                                    ----------- -----------  ----------- -----------
Net income.........................   $238,256    $603,781     $443,902  $1,399,755
                                    =========== ===========  =========== ===========
Earnings per share:
   Basic - continuing operations...      $0.31       $0.75        $0.59       $1.74
   Basic - discontinued operations.      (0.01)         --        (0.02)         --
                                    ----------- -----------  ----------- -----------
     Total basic...................      $0.30       $0.75        $0.57       $1.74

   Diluted - continuing operations.      $0.30       $0.70        $0.56       $1.63
   Diluted - discontinued operations     (0.01)         --        (0.02)         --
                                    ----------- -----------  ----------- -----------
     Total diluted.................      $0.29       $0.70        $0.54       $1.63

Weighted average number of shares:
   Basic...........................    781,554     809,345      775,444     804,532
   Diluted.........................    824,248     862,071      816,946     858,585

      See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS*

                                                  October 31,    July 30,
(In thousands)                                       1999          2000
----------------------------------------------  ------------  ------------
ASSETS

Current assets:
   Cash and cash equivalents....................   $868,121    $1,342,835
   Short-term investments.......................  1,951,254     2,404,493
   Accounts receivable, net.....................  1,268,146     2,162,251
   Inventories..................................    727,107     1,132,625
   Deferred income taxes........................    341,668       330,889
   Other current assets.........................    154,424       179,270
                                                ------------  ------------
Total current assets............................  5,310,720     7,552,363

Property, plant and equipment, net..............  1,278,269     1,280,137
Other assets....................................    425,521       386,323
                                                ------------  ------------
Total assets.................................... $7,014,510    $9,218,823
                                                ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable................................     $5,789       $40,409
   Current portion of long-term debt............     36,484        41,512
   Accounts payable and accrued expenses........  1,442,718     1,899,550
   Income taxes payable.........................    246,506       397,153
                                                ------------  ------------
Total current liabilities.......................  1,731,497     2,378,624

Long-term debt..................................    584,357       574,336
Deferred income taxes and other liabilities.....    123,398       135,879
                                                ------------  ------------
Total liabilities...............................  2,439,252     3,088,839
                                                ------------  ------------
Stockholders' equity:
   Common stock.................................      7,932         8,111
   Additional paid-in capital...................  1,443,723     1,614,615
   Retained earnings............................  3,122,337     4,521,384
   Accumulated other comprehensive
    income/(loss)...............................      1,266       (14,126)
                                                ------------  ------------
Total stockholders' equity......................  4,575,258     6,129,984
                                                ------------  ------------
Total liabilities and stockholders' equity...... $7,014,510    $9,218,823
                                                ============  ============

*   Amounts as of July 30, 2000 are unaudited. Amounts as of October 31, 1999 are audited.

      See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                        Nine Months Ended
                                                    --------------------------
                                                      August 1,      July 30,
(In thousands)                                          1999           2000
--------------------------------------------------- ------------  ------------
Cash flows from operating activities:
  Net income......................................     $443,902    $1,399,755
  Adjustments required to reconcile net income
    to cash provided by operations:
      Depreciation and amortization...............      218,851       269,602
      Deferred income taxes.......................        2,541         9,483
      Adjustment to conform Etec's fiscal year....          --           (708)
      Changes in assets and liabilities, net of
        amounts acquired:
           Accounts receivable, net...............     (339,290)     (905,950)
           Inventories............................      (31,204)     (415,573)
           Other current assets...................      (29,983)      (28,171)
           Other assets...........................      (31,003)       (9,708)
           Accounts payable and accrued expenses..       61,565       475,211
           Income taxes payable...................      197,369       150,647
           Other liabilities......................       12,422        14,003
                                                    ------------  ------------
Cash provided by operations.......................      505,170       958,591
                                                    ------------  ------------
Cash flows from investing activities:
  Capital expenditures, net of retirements........     (157,645)     (225,532)
  Proceeds from sales of short-term investments...      721,010     1,415,241
  Purchases of short-term investments.............   (1,196,244)   (1,868,480)
                                                    ------------  ------------
Cash used for investing...........................     (632,879)     (678,771)
                                                    ------------  ------------
Cash flows from financing activities:
  Short-term debt activity, net...................        1,338        32,327
  Long-term debt activity, net....................       (6,620)       (4,177)
  Common stock transactions, net..................      114,471       171,071
                                                    ------------  ------------
Cash provided by financing........................      109,189       199,221
                                                    ------------  ------------
Effect of exchange rate changes on cash...........       (1,682)       (4,327)
                                                    ------------  ------------
Increase/(decrease) in cash and cash equivalents..      (20,202)      474,714
Cash and cash equivalents - beginning of period...      638,805       868,121
                                                    ------------  ------------
Cash and cash equivalents - end of period.........     $618,603    $1,342,835
                                                    ============  ============
For the nine months ended August 1, 1999, cash payments for interest were $24,796 and net income tax refunds were $10,960. For the nine months ended July 30, 2000, cash payments for interest and income taxes were $22,336 and $445,779, respectively.

      See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
NINE MONTHS ENDED JULY 30, 2000

1)      Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. (Applied) included herein have been prepared on a basis consistent with the October 31, 1999 audited consolidated financial statements (as restated) and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the October 31, 1999 audited consolidated financial statements and notes thereto included in Applied's 1999 Annual Report, which is incorporated by reference in Applied's Form 10-K for the fiscal year ended October 31, 1999. Applied's results of operations for the three and nine months ended July 30, 2000 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

All historical financial information presented herein has been restated to reflect: 1) a two-for-one stock split in the form of a 100 percent stock dividend, effective March 15, 2000; and 2) the acquisition of Etec Systems, Inc. (Etec), which was completed on March 29, 2000 and accounted for as a pooling-of-interests.

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

2)      Business Combination
On March 29, 2000, Applied acquired Etec, a supplier of mask pattern generating equipment for the semiconductor and electronics industries, in a stock-for-stock merger accounted for as a pooling-of-interests. Applied issued approximately 29 million shares of its common stock in conjunction with this transaction, and recorded a one-time, pre-tax operating expense of $40 million for costs associated with the merger. Additionally, Applied recorded a one-time, pre-tax operating expense of $14 million ($6.5 million in cost of products sold and $7.5 million in general and administrative expenses) to conform Etec's accounting policies to those of Applied.

Prior to the merger, Etec's fiscal year end (July 31) was different than Applied's (last Sunday in October). Fiscal 1999 amounts included herein for Etec have not been conformed to Applied's fiscal year. Therefore, the three- and nine-month periods ended August 1, 1999 include Etec's three- and nine-month periods ended April 30, 1999, and the October 31, 1999 consolidated condensed balance sheet includes Etec's balances as of July 31, 1999. Fiscal 2000 amounts included herein for Etec have been conformed to Applied's fiscal year. As a result, Etec's net loss for the three months ended October 31, 1999 has been reflected as an adjustment to retained earnings in the first fiscal quarter of 2000. Etec's net sales and net loss for the three months ended October 31, 1999 were $43 million and $708,000, respectively.

Net sales and net income for each company from the beginning of the periods presented to the date of consummation of the merger (March 29, 2000) were as follows (in thousands):

                         Three Months Ended            Nine Months Ended
                    --------------------------   --------------------------
                       August 1,    July 30,        August 1,    July 30,
                         1999         2000            1999         2000
                    ------------  ------------   ------------  ------------

Net sales:
  Applied........    $1,433,510    $2,732,028     $3,293,613    $6,567,598
  Etec...........        57,185            --        189,119        76,651 *
                    ------------  ------------   ------------  ------------
  Combined.......    $1,490,695    $2,732,028     $3,482,732    $6,644,249
                    ============  ============   ============  ============

Net income:
  Applied........      $244,416      $603,781       $438,940    $1,408,173
  Etec...........        (6,160)           --          4,962        (8,418)*
                    ------------  ------------   ------------  ------------
  Combined.......      $238,256      $603,781       $443,902    $1,399,755
                    ============  ============   ============  ============

*   Does not include amounts subsequent to March 29, 2000. Such amounts have been included in the numbers presented for Applied.

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

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of Applied's common stock for the period. For the three months ended July 30, 2000, options to purchase approximately 1,195,000 shares of common stock at an average exercise price of $90.79 were excluded from the computation, and for the nine months ended July 30, 2000, options to purchase approximately 2,627,000 shares of common stock at an average exercise price of $85.12 were excluded from the computation.

4)      Accounts Receivable, Net
Applied has agreements with various financial institutions to sell accounts receivable from selected customers. During the nine months ended August 1, 1999 and July 30, 2000, Applied sold $645 million and $1.1 billion, respectively, of accounts receivable under these agreements. At July 30, 2000, $389 million of sold receivables remained outstanding and subject to certain recourse provisions. Applied does not expect these recourse provisions to have a material effect on its financial condition or results of operations. Discounting fees were not material for the three- and nine-month periods ended August 1, 1999 or July 30, 2000, and were recorded as interest expense.

5)      Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. Components of inventories were as follows (in thousands):

                                     October 31,     July 30,
                                         1999          2000
                                     ------------  ------------
 Customer service spares............    $267,623      $369,277
 Raw materials......................     124,051       294,188
 Work-in-process....................     246,953       293,191
 Finished goods.....................      88,480       175,969
                                     ------------  ------------
                                        $727,107    $1,132,625
                                     ============  ============

6)      Other Assets
Components of other assets were as follows (in thousands):

                                     October 31,     July 30,
                                         1999          2000
                                     ------------  ------------
 Purchased technology, net..........    $205,667      $186,845
 Goodwill, net......................     162,015       145,410
 Other..............................      57,839        54,068
                                     ------------  ------------
                                        $425,521      $386,323
                                     ============  ============

Purchased technology and goodwill are presented at cost, net of accumulated amortization, and are being amortized over their estimated useful lives of five to ten years using the straight-line method.

7)      Accounts Payable and Accrued Expenses
Components of accounts payable and accrued expenses were as follows (in thousands):

                                     October 31,     July 30,
                                         1999          2000
                                     ------------  ------------
 Accounts payable...................    $382,915      $665,839
 Compensation and benefits..........     302,433       317,167
 Installation and warranty..........     236,272       325,812
 Customer deposits..................      89,689        82,208
 Other..............................     431,409       508,524
                                     ------------  ------------
                                      $1,442,718    $1,899,550
                                     ============  ============

An accrual of $5 million for restructuring actions taken in prior years, primarily in fiscal 1998, remains as of July 30, 2000, compared to $16 million as of October 31, 1999, and is included above in Other. This balance is expected to be utilized in fiscal 2000 in accordance with the restructuring plan.

8)      Non-recurring Items
During the first fiscal quarter of 1999, Applied recorded $5 million of pre-tax, non-recurring operating expenses for costs incurred in connection with its December 1998 acquisition of Consilium, Inc. During the third fiscal quarter of 1999, Applied recorded $3 million of pre-tax, non-recurring operating expenses in connection with a restructuring. During the second fiscal quarter of 2000, Applied recorded $40 million of pre-tax, non- recurring operating expenses for costs incurred in connection with the Etec acquisition. See Note 2 of Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

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

10)      Stockholders' Equity

Comprehensive Income
 Components of comprehensive income, on an after-tax basis, are as follows (in thousands):

                                        Three Months Ended       Nine Months Ended
                                    -----------------------  -----------------------
                                      August 1,    July 30,    August 1,    July 30,
                                        1999        2000         1999        2000
                                    ----------- -----------  ----------- -----------
Net income.........................   $238,256    $603,781     $443,902  $1,399,755
Foreign currency translation
  adjustments......................     (4,971)     (8,674)     (16,393)    (15,392)
                                    ----------- -----------  ----------- -----------
Comprehensive income...............   $233,285    $595,107     $427,509  $1,384,363
                                    =========== ===========  =========== ===========

Stock Repurchase Program
Since March 1996, Applied has systematically repurchased shares of its common stock in the open market to partially fund its stock-based employee benefit and incentive plans. During the nine months ended August 1, 1999, Applied repurchased 1,640,000 shares of its common stock at an average price of $24.27, for a total cash outlay of $40 million. During the nine months ended July 30, 2000, Applied repurchased 751,000 shares at an average price of $80.06, for a total cash outlay of $60 million.

Stock Dividend
On February 15, 2000, Applied's Board of Directors approved a two-for-one stock split in the form of a 100 percent stock dividend. Shares issuable pursuant to the stock dividend were distributed on March 15, 2000 to stockholders of record as of February 25, 2000. All historical share and per share amounts presented herein have been restated to reflect the stock split.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Applied is required to adopt SAB 101 in the fourth fiscal quarter of 2001. Management has not yet determined the potential effect of the implementation of SAB 101 on Applied's financial condition or results of operations. However, since the implementation of SAB 101 could result in changes to the timing of Applied's revenue recognition, its effect could be material and adverse to Applied's financial condition and results of operations in the period of implementation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements included in this Quarterly Report on Form 10-Q or made by management of Applied Materials, Inc. and its subsidiaries (Applied), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Applied's future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should, " "would," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section below entitled "Trends, Risks and Uncertainties" and in Note 12 of Notes to Consolidated Condensed Financial Statements in this Form 10-Q. Other risks and uncertainties are disclosed in Applied's prior SEC filings, including its Annual Report on Form 10-K for the fiscal year ended October 31, 1999. These and many other factors could affect Applied's future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf.

All historical financial information presented herein has been restated to reflect the acquisition of Etec Systems, Inc. (Etec), which was completed on March 29, 2000 and accounted for as a pooling-of-interests.

Results of Operations

Applied is a supplier of semiconductor manufacturing equipment and services to the global semiconductor industry. Historically, the semiconductor and semiconductor manufacturing equipment industries have been cyclical; for this and other reasons, Applied's results of operations for the three and nine months ended July 30, 2000 may not necessarily be indicative of future operating results.

During the last fiscal quarter of 1998 and first fiscal quarter of 1999, the semiconductor and semiconductor manufacturing equipment industries began to emerge from a severe downturn and entered a period of expansion. As a result of the industry expansion, new orders and net sales have increased sequentially each quarter since the beginning of fiscal 1999. Strong demand for Applied's products has been driven by semiconductor manufacturers' needs for additional capacity and new technology to meet strong consumer demand for Internet, communications and digital devices. In addition, the semiconductor industry has been transitioning to smaller device sizes, new materials, such as copper, and 300mm wafer processing, all of which require new manufacturing equipment.

Applied received record new orders of $3.3 billion for the third fiscal quarter of 2000 versus $2.9 billion for the second fiscal quarter of 2000 and $1.5 billion for the third fiscal quarter of 1999. New orders by region were as follows (dollars in millions):

                                              Three Months Ended
                                     -----------------------------------
                                      April 30, 2000      July 30, 2000
                                     ----------------   ----------------
                                       ($)      (%)       ($)      (%)
                                     -------  -------   -------  -------
 North America*.....................    735       25       985       30
 Taiwan.............................    741       25       505       15
 Japan..............................    425       15       773       24
 Europe.............................    410       14       485       15
 Korea..............................    290       10       230        7
 Asia-Pacific.......................    327       11       297        9
                                     -------  -------   -------  -------
   Total............................  2,928      100     3,275      100
                                     =======  =======   =======  =======

*   Primarily the United States.

New orders for the third fiscal quarter of 2000 represented the sixth consecutive quarter of sequential growth. The increase in new orders was primarily due to the factors mentioned above. Applied's backlog at July 30, 2000 was $3.7 billion, compared to $3.2 billion at April 30, 2000 and $2.4 billion at January 30, 2000.

Net sales for the third fiscal quarter of 2000 increased 25 percent from the second fiscal quarter of 2000, and increased 83 percent from the third fiscal quarter of 1999. Net sales for the third fiscal quarter of 2000 achieved a record for the fifth consecutive quarter. Net sales for the nine months ended July 30, 2000 increased 91 percent from the comparable period in 1999. The increase in net sales was due primarily to the factors mentioned above. Net sales by region were as follows (dollars in millions):

                              Three Months Ended              Nine Months Ended
                      ------------------------------  -----------------------------
                      August 1, 1999   July 30, 2000  August 1, 1999  July 30, 2000
                      --------------  --------------  -------------- --------------
                         ($)    (%)      ($)    (%)      ($)    (%)     ($)    (%)
                      ------- ------  ------- ------  ------- ------ ------- ------
 North America*......    498     33      720     26    1,299     37   1,666     25
 Taiwan..............    366     25      673     25      659     19   1,743     26
 Japan...............    261     17      366     13      620     18   1,047     16
 Europe..............    217     15      399     15      500     15     964     14
 Korea...............     58      4      251      9      222      6     643     10
 Asia-Pacific........     91      6      323     12      183      5     581      9
                      ------- ------  ------- ------  ------- ------ ------- ------
   Total.............  1,491    100    2,732    100    3,483    100   6,644    100
                      ======= ======  ======= ======  ======= ====== ======= ======

*   Primarily the United States.

Applied's gross margin was 50.9 percent for the third fiscal quarter of 2000, compared to 50.1 percent for the second fiscal quarter of 2000 and 48.0 percent for the third fiscal quarter of 1999. Gross margin for the nine months ended July 30, 2000 was 50.4 percent, compared to 46.5 percent for the comparable period of fiscal 1999. Increases from prior year periods were caused primarily by higher business volume. During the second fiscal quarter of 2000, Applied recorded a one-time, pre-tax expense of $6.5 million in cost of products sold to conform Etec's accounting policies to those of Applied.

Excluding non-recurring items, operating expenses were 21 percent of net sales for the three months ended July 30, 2000, compared to 26 percent for the third fiscal quarter of 1999, and 22 percent of sales for the first nine months of fiscal 2000, compared to 30 percent for the nine months ended August 1, 1999. The decreases can be attributed primarily to increased business volume in fiscal 2000. In terms of absolute dollars, operating expenses for the three and nine months ended July 30, 2000 were significantly higher than those for the comparable periods of fiscal 1999. Research and development spending increased primarily to support the semiconductor industry's transition to 300mm wafer processing, new materials (including copper) and smaller chip features. Marketing, selling, general and administrative expenses increased to support Applied's increased business volume. During the second fiscal quarter of 2000, Applied recorded a one-time, pre-tax operating expense of $7.5 million in general and administrative expenses to conform Etec's accounting policies to those of Applied.

There were no non-recurring items or income for the third fiscal quarter of 2000. For prior periods, see Notes 8 and 9 of Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

Net interest income for the three and nine months ended July 30, 2000 was $36 million and $90 million, respectively, compared to $15 million and $42 million for the comparable periods of fiscal 1999. The increases can be attributed primarily to higher average cash and investment balances.

Applied's effective income tax rate for the three months ended July 30, 2000 was 30 percent, compared to 31 percent for the three months ended August 1, 1999. The lower rate resulted primarily from a shift in the geographic composition of pre-tax income to entities operating in countries with lower tax rates.

Financial Condition, Liquidity and Capital Resources

Applied's financial condition at July 30, 2000 remained strong, with a ratio of current assets to current liabilities of 3.2:1, compared to 3.1:1 at October 31, 1999. Applied had cash, cash equivalents and short-term investments of $3.7 billion at July 30, 2000.

For the nine months ended July 30, 2000, cash, cash equivalents and short-term investments increased by $928 million. Significant sources of cash were net income (excluding depreciation and amortization expense), proceeds from stock issuances, and increases in income taxes payable and accounts payable and accrued expenses. These sources of cash were partially offset by uses of working capital, particularly increases in accounts receivable and inventories, and capital expenditures required to support Applied's increased business volume. For further details, see the Consolidated Condensed Statements of Cash Flows in this Form 10-Q.

Applied utilized programs to sell accounts receivable of $1.1 billion during the nine months ended July 30, 2000. Receivable sales have the effect of increasing cash and reducing accounts receivable and days sales outstanding. For further details regarding accounts receivable sales, see Note 4 of Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

As of July 30, 2000, Applied's principal sources of liquidity consisted of $3.7 billion of cash, cash equivalents and short-term investments and approximately $600 million of existing credit facilities. Applied's liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and semiconductor equipment industries. Although Applied's cash requirements fluctuate based on the timing and extent of these factors, Applied believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy liquidity requirements for the next 12 months.

Trends, Risks and Uncertainties

The industry that Applied serves is highly volatile and unpredictable.
The semiconductor industry has historically been cyclical because of sudden changes in customer capacity requirements and demand for semiconductors, which may affect the timing and amounts of capital equipment purchases by customers. The health of the semiconductor manufacturing equipment industry is affected by these semiconductor industry cycles, the timing, length and severity of which are difficult to predict. Although semiconductors are used in many different products, the markets for those products are interrelated to various degrees. During periods of rapid growth, Applied must be able to acquire and/or develop sufficient manufacturing capacity and inventory to meet customer demand, and to attract, hire, assimilate and retain a sufficient number of qualified people. During periods of declining demand for semiconductor manufacturing equipment, customers may reduce purchases, delay delivery of products and/or cancel orders. Therefore, Applied must be able to quickly and effectively align its cost structure with prevailing market conditions, to manage its inventory levels in order to reduce the possibility of future inventory write-downs resulting from obsolescence, and to motivate and retain key employees. If Applied is unable to achieve its objectives in a timely manner during these industry cycles, there could be a material adverse effect on its financial condition and results of operations.

Applied operates in a highly competitive industry characterized by increasingly rapid technological changes.
Applied's competitive advantage and future success depend on its ability to successfully: develop new products and technologies; develop new markets in the semiconductor industry for its products and services; introduce new products to the marketplace in a timely manner; qualify new products with its customers; and commence and adjust production to meet customer demands. The introduction of new products and technologies, including those to support the transition to 300mm systems, grows increasingly complex over time. If Applied does not develop and introduce new products and technologies in a timely manner in response to changing market conditions or customer requirements, its financial condition and results of operations could be materially and adversely affected.

Applied is exposed to the risks of operating a global business.
Managing Applied's global operations presents challenges that could materially and adversely affect demand for Applied's systems and related services. These challenges include cultural diversities, periodic economic downturns, trade balance issues, political instability and fluctuations in interest and currency exchange rates, among other risks.

Failure of critical suppliers to deliver sufficient quantities of product in a timely and cost-effective manner could negatively affect Applied's business.
Applied uses numerous vendors to supply parts, components and subassemblies (collectively "parts") for the manufacture and support of its products. In addition, some key parts may be obtained only from a single supplier or a limited group of suppliers. If Applied does not receive a sufficient quantity of parts in a timely and cost-effective manner to meet its production requirements, Applied's results of operations may be materially and adversely affected.

Applied is exposed to risks associated with acquisitions.
Applied has made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including, but not limited to: 1) difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired companies; 2) diversion of management's attention from other operational matters; 3) the potential loss of key employees of acquired companies; 4) lack of synergy, or the inability to realize expected synergies, resulting from the acquisition; and 5) acquired intangible assets becoming impaired as a result of technological advancements or worse-than-expected performance of the acquired company. In addition, the Financial Accounting Standards Board has indicated that it plans to rescind the pooling-of- interests method of acquisition accounting. This could result in significant charges from amortization of intangible assets recorded in connection with future acquisitions, and may alter Applied's acquisition strategy. Mergers and acquisitions, including Applied's acquisition of Etec, are inherently risky and the inability to effectively manage these risks could materially and adversely affect Applied's business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Applied purchases forward exchange and currency option contracts to hedge certain existing firm commitments and foreign currency denominated transactions expected to occur during the next year. Gains and losses on these contracts are recognized in income when the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses were not material for the three or nine months ended July 30, 2000.

Applied has performed an analysis to assess the potential financial effect of reasonably possible near-term changes in interest and foreign currency exchange rates. Based upon Applied's analysis, the effect of such rate changes is not expected to be material to Applied's cash flows, financial condition or results of operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Varian and Novellus
On June 13, 1997, Applied filed a lawsuit against Varian Associates, Inc. (Varian) captioned Applied Materials, Inc. v. Varian Associates, Inc. (case no. C-97-20523-RMW) in the United States District Court for the Northern District of California. This lawsuit alleges infringement of several of Applied's patents for physical vapor deposition (PVD) technology. The complaint was later amended on July 7, 1997 to include Novellus Systems, Inc. (Novellus) as a defendant as a result of Novellus' acquisition of Varian's thin film systems PVD business. Applied seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys' fees. Varian answered the complaint by denying all allegations, counterclaiming for declaratory judgment of invalidity and unenforceability and alleging conduct by Applied in violation of antitrust laws. On June 23, 1997, Novellus filed a separate lawsuit against Applied captioned Novellus Systems, Inc. v. Applied Materials, Inc. (case no. C-97-20551-EAI) in the United States District Court for the Northern District of California. Novellus' lawsuit alleges infringement by Applied of three PVD technology patents that were formerly owned by Varian. On July 8, 1997, Varian filed a separate lawsuit against Applied captioned Varian Associates, Inc. v. Applied Materials, Inc. (case no. C-97-20597-PVT) in the United States District Court for the Northern District of California. Varian's lawsuit alleges a broad range of conduct by Applied in violation of federal antitrust laws and state unfair competition and business practice laws. On July 16, 1999, Varian was granted permission to file a First Amended Complaint in that action. On November 8, 1999, the Court granted in part Applied's partial motion to dismiss the First Amended Complaint. On December 10, 1999, Varian filed its Second Amended Complaint and Applied has answered. Discovery has commenced in these actions. The Court has scheduled trial of all patent claims for April 2001. No other trial dates have been set. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

Plasma Physics
On April 17, 2000, Applied filed a lawsuit in the United States District Court for the Eastern District of New York captioned Applied Materials, Inc. v. Plasma Physics Corp. ("PPC") and Solar Physics Corp. ("SPC") (case no. CV-00-2199). The lawsuit seeks a judicial declaration that Applied's chemical vapor deposition equipment does not infringe two patents owned by PPC and exclusively licensed to SPC ("the two patents") and/or that those patents are invalid or unenforceable. On July 31, 2000, PPC and SPC answered the complaint and filed a conditional counterclaim alleging infringement by Applied of the two patents. PPC and SPC seek an injunction prohibiting future infringement and an award of costs, expenses and attorneys' fees. The counterclaim is conditional because PPC and SPC have stated that they will not sue Applied for infringement of the two patents if the Court dismisses the lawsuit initiated by Applied for lack of subject matter jurisdiction. No trial date has been set.

Applied is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, Applied does not believe that any of these other legal matters will have a material adverse effect on its financial condition or results of operations.

Item 5. Other Information

The ratio of earnings to fixed charges for the nine months ended August 1, 1999 and July 30, 2000, and for each of the last five fiscal years, was as follows:

                                                          Nine Months Ended
                      Fiscal Year                     ----------------------
    ------------------------------------------------   August 1,   July 30,
      1995      1996      1997      1998      1999       1999        2000
    --------  --------  --------  --------  --------  ----------  ----------
     18.81x    19.44x    19.01x    7.56x     14.03x     12.10x      22.01x
    ========  ========  ========  ========  ========  ==========  ==========

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

3(ii)(a)    Amendment to the Bylaws of Applied Materials, Inc. dated as of June 22, 2000.

3(ii)(b)    Bylaws of Applied Materials, Inc., as amended and restated through June 22, 2000.

27.0    Financial Data Schedule for the nine months ended July 30, 2000: filed electronically.

b) Applied did not file any reports on Form 8-K during its third fiscal quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

September 7, 2000

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

Patrick Crom
Vice President, Global Controller and Chief Accounting Officer

                                        EXHIBIT INDEX

 EXHIBIT
 NUMBER                                DESCRIPTION
----------                             -----------

3(ii)(a)     Amendment to the Bylaws of Applied Materials, Inc. dated as of June 22,
             2000.

3(ii)(b)     Bylaws of Applied Materials, Inc., as amended and restated through June
             22, 2000.

27.0         Financial Data Schedule for the nine months ended July 30, 2000:
             filed electronically.