Form 10-K405
period 2000-10-29
APPLIED MATERIALS INC /DE
filed 2001-01-24
CIK 6951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

     (Mark one)

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 29, 2000

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number    0-6920

APPLIED MATERIALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1655526
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 24, 2000: $31,018,318,649

Number of shares outstanding of the issuer's Common Stock, $.01 par value, as of December 24, 2000: 809,213,532

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for Applied Materials, Inc.'s Annual Meeting of Stockholders to be held on March 22, 2001 are incorporated by reference into Part III of this Form 10-K.

Certain information contained or incorporated by reference in this Annual Report on Form 10-K is forward-looking in nature. All statements included or incorporated by reference in this Annual Report on Form 10-K or made by management of Applied Materials, Inc. and its subsidiaries (Applied), other than statements of historical fact, are forward-looking statements. Examples of forward- looking statements include statements regarding Applied's future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should, " "would," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled "Item 7: Management's Discussion and Analysis - Trends, Risks and Uncertainties". These and many other factors could affect Applied's future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. All references to fiscal year apply to Applied's fiscal year, which ends on the last Sunday in October.

All historical financial information presented herein has been restated to reflect the acquisition of Etec Systems, Inc. (Etec), which was completed on March 29, 2000 and accounted for as a pooling-of-interests.

PART I

Item 1: Business

Organized in 1967, Applied develops, manufactures, markets and services semiconductor wafer fabrication equipment and related spare parts for the worldwide semiconductor industry. Customers for these products include semiconductor wafer manufacturers and semiconductor integrated circuit (or chip) manufacturers, who either use the chips they manufacture in their own products or sell them to other companies. These chips are key components in most advanced electronic products for the Internet, communications, computers and digital devices.

Most chips are built on a base of silicon, called a wafer, and include multiple layers of wiring that connect a variety of circuit components, such as transistors and other structures. As the density of the circuit components is increased to enable smaller chips and greater computing power, the complexity of building the chip also increases, necessitating more advanced technology to form smaller structures and additional layers of interconnect wiring.

To build a chip, the transistors, capacitors and other circuit components are first created on the surface of the wafer by performing a series of processes to deposit and remove selected film layers. Similar processes are then used to build the layers of wiring structures on the wafer. A typical, simplified process sequence for building the wiring portion of new copper-based chips involves initially depositing a dielectric film layer onto the base layer of circuit components using a chemical vapor deposition (CVD) system. An etch system is then used to create openings and patterns in the dielectric layer. To form the metal wiring, these openings and patterns are subsequently filled with copper material using physical vapor deposition (PVD) and electroplating technologies. Additional deposition and etch steps are then performed to build up the layers of wiring needed to complete the interconnection of the circuit elements to form the chip. Advanced chip designs require well over 300 individual process steps to complete the manufacturing of the wafer, and many of these processes are performed multiple times. Applied currently manufactures equipment that performs most of the primary steps in the chip fabrication process, including: CVD, PVD, electroplating, etch, ion implantation, rapid thermal processing (RTP), chemical mechanical polishing (CMP), metrology and wafer/reticle inspection.

The architecture of most semiconductor manufacturing equipment is either batch type, which processes many wafers at once, or single-wafer type, which processes each wafer individually. Many of Applied's products are single-wafer systems designed with two or more process chambers attached to a base platform. The platform feeds a wafer to each chamber, allowing the simultaneous processing of several wafers to enable high manufacturing productivity and precise control of the process. Applied now has five major single-wafer, multi-chamber platforms: the Precision 5000®, the Centura®, the Endura®, the Endura SL™ and the Producer®. These platforms currently support CVD, PVD, etch and RTP technologies.

Applied's subsidiary, AKT, Inc. (AKT), manufactures CVD systems used to make flat panel displays (FPDs) that are used in notebook computers, desktop monitors, televisions and other applications. Applied's subsidiary, Consilium, Inc. (Consilium), provides manufacturing facility (fab) management software to the semiconductor and FPD industries. During fiscal 2000, Applied acquired Etec, a leading manufacturer of systems used to generate circuit patterns on reticles used in the photolithography process.

Products

Deposition
Deposition is a fundamental step in fabricating a chip. During deposition, a layer of either dielectric (material used as insulation between conductors) or electrically conductive (material used to carry current) film is deposited or grown on a wafer. Applied currently provides equipment to perform the three main types of deposition: CVD, PVD and electroplating. Applied also offers certain types of dielectric deposition processes using its RTP systems.

Chemical Vapor Deposition
CVD is used by chipmakers to deposit dielectric films (insulators) and metal films (conductors) on a wafer. During the CVD process, gases that contain atoms of the material to be deposited react on the wafer surface, forming a thin film of solid material. Films deposited by CVD may be silicon oxide, single-crystal epitaxial silicon, silicon nitride, dielectric anti-reflective coatings, low k (highly efficient insulating materials), high k (electrical charge storing materials), aluminum, titanium, titanium nitride, tantalum pentoxide, polysilicon, tungsten, refractory metals or silicides. Applied offers the following CVD products and technologies:

Producer - The Producer CVD platform features Twin-Chamber™ modules that have two single-wafer process chambers per unit. Up to three Twin-Chamber modules can be mounted on each Producer platform, giving it a maximum processing capacity of six wafers at a time for high-throughput manufacturing. Many of Applied's dielectric CVD film processes can be performed on this platform. In July 2000, Applied introduced the Producer S system, which reduces the system's original footprint by up to 29 percent, saving customers valuable fab floor space. The Producer platform also features integrated metrology technology that automatically measures the thickness and uniformity of the deposited film.

Ultima HDP-CVD™ Centura - High-density plasma CVD (HDP-CVD) is used to fill very small, deep spaces with dielectric film. One of the processes offered on the system is fluorinated silicate glass (FSG), a material that has better insulating capability than conventional oxide materials. These types of films are referred to as low dielectric constant (low k) materials. These low k films enables faster chip performance. A number of major customers have been using FSG deposition for manufacturing, making it the first low k dielectric film to be used for production chipmaking.

Other Low k Dielectric Films - Throughout fiscal 2000, Applied accelerated its programs for developing dielectric films with lower k values to complement the trend of using copper material for even faster chip speeds. Applied has introduced several low k dielectric materials using its established CVD technologies. Black Diamond™, a silicon-based low k dielectric film launched in fiscal 1999, is designed for copper-based interconnect structures. A second low k dielectric, called BLOk™ (Barrier Low k), provides a low k solution for critical barrier layers in semiconductor devices, enabling the complete, multilayer dielectric chip structure to benefit from low k technology.

High k Dielectric Films - In fiscal 2000, Applied introduced the Giga-Cap™ TanOx Centura for the deposition of high k tantalum pentoxide films. The system, which integrates CVD and RTP technologies, is used to fabricate capacitor structures in advanced memory chips.

Epitaxial Deposition - Epitaxial silicon (epitaxy or epi), used in some semiconductor devices, is a layer of pure silicon grown in a uniform crystalline structure on the wafer to form a high quality base for the device circuitry. Applied has manufactured epitaxial deposition systems for over 30 years. In November 1999, Applied introduced its latest model, the Epi xP Centura, that integrates pre- and post-epi processes on the system to reduce total epi production costs. In addition to silicon applications, Applied offers an Epi Centura system for silicon-germanium (SiGe) epi process technology, which can reduce power usage and increase speed in certain kinds of advanced chips.

Polysilicon Deposition - Polysilicon is a type of silicon used to form portions of the transistor structure within the semiconductor device. Applied's latest system, introduced in fiscal 2000, is the PolyGen™ Centura, a single-wafer, multi-chamber product that deposits thin polysilicon films at high temperatures with improved productivity and process control. A variant of the system, the Polycide Centura, combines chambers for polysilicon and tungsten silicide deposition on the Centura platform in an integrated process to create the polycide structures found in advanced semiconductors. To address the challenging requirements of 0.15 micron and below devices, Applied has combined its RTP and polysilicon technologies on one system called the Gate Stack Centura. This single-system integration of polysilicon with advanced RTP oxidation and nitridation technology provides superior film quality and material properties, as well as improved process control. Integrating these technologies on one high-productivity system lets customers use fewer process steps and reduce cycle time for their gate fabrication sequence. The process control provided by the single-wafer approach is superior to batch processing, and is expected to become increasingly important as transistor structures shrink to smaller dimensions and as chipmakers move to larger wafer diameters.

Silicon Nitride Deposition - Applied offers a single-wafer, high-temperature system to deposit silicon nitride films, called the SiNgen™ Centura. This system operates at a lower deposition temperature than conventional methods to minimize the amount of time the wafer is exposed to high temperatures and to reduce particles while improving many areas of operating cost and productivity in critical transistor nitride layers for sub-0.18 micron devices.

Tungsten Deposition - Tungsten is the basic material used to connect the multiple layers of metal wiring on a chip. For many years, Applied has been a leading provider of systems to deposit tungsten and in fiscal 2000, Applied launched a new system, the Sprint™ Tungsten Centura, to fill the tight geometries required in sub-0.18 micron chip designs.

Physical Vapor Deposition
PVD, also called sputtering, is a physical process in which atoms of a gas such as argon are accelerated at a metal target. The metal atoms chip off, or sputter away, and are then deposited on the wafer. The Endura PVD platform offers a broad range of advanced deposition processes, including aluminum, titanium/titanium nitride (Ti/TiN), tantalum/tantalum nitride and copper (Cu). The Endura's highly flexible, multi-chamber architecture allows the integration of multiple PVD processes or combinations of metal CVD and PVD technologies on the same system. The Endura's PVD Ti technology can be coupled with either CVD TiN or PVD TiN processes to form the critical lining layers of interconnect structures. These structures are subsequently bulk-filled with tungsten, aluminum or other film materials. A new, high-throughput version of the Endura platform, called Endura SL, was introduced in fiscal 2000 for applications benefiting from its efficient wafer handling and greater operational flexibility.

Systems for Copper-Based Devices - A majority of process steps used in chipmaking are performed to build the interconnect, a complex matrix of microscopic wires that carry electrical signals to connect the transistor and capacitor components of the chip. Chipmakers have traditionally used aluminum as the main conducting material for the interconnect circuitry. However, the trend of fabricating smaller and denser chips requires a new material that can carry more current in a smaller area. After years of development, copper is beginning to be used as a new circuit material in semiconductors. Copper has lower resistance than aluminum and carries more current in a smaller area, therefore allowing chipmakers to continue making faster and more powerful chips.

Applied is a leading supplier of systems for copper-based chipmaking, with systems that perform deposition of the barrier and seed layers (Endura Electra Cu™ Barrier & Seed), copper bulk-fill by electroplating (Electra Cu ECP), and copper planarization by CMP (Mirra Mesa™). In addition, Applied makes a full line of systems for depositing and etching the dielectric layers used in the copper interconnect, and for inspection and metrology.

The Endura Electra Cu Barrier & Seed system, launched in December 1997, continues to be extensively used by chipmakers for fabricating copper-based chips. Using PVD technology, the system sequentially deposits the critical layers that prevent copper material from entering other areas of the device and prime the structure for subsequent deposition of bulk copper material by electroplating.

Electroplating
Electroplating is a process by which metal atoms are removed from a chemical fluid (an electrolyte) and deposited on the surface of an object immersed in the electrolyte. Its main application is to deposit copper in circuit wiring structures following the deposition of barrier and seed layers.

Launched in April 1999, the Electra Cu ECP (ElectroChemical Plating) was Applied's first system to use electroplating technology. The Electra Cu ECP system offers the first completely automated ECP chemical management technology to the industry and provides process control and productivity not available in manually controlled systems. The Electra Cu ECP's high-throughput system architecture features two twin-cell modules that allow the simultaneous processing of four wafers. In fiscal 2000, Applied introduced the industry's first integrated ECP system, combining copper deposition with critical heat treatment and wafer edge clean processes on a single platform.

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

Applied offers systems for etching three basic types of materials: metal, silicon and dielectric films. For etching dielectric films, Applied's Dielectric Etch IPS™ Centura is used to fabricate critical chip structures, especially in the formation of copper interconnects. Applied extended an established etch technology, called magnetically enhanced reactive ion etch, into the 0.18 to 0.13 micron generation where it operates with high productivity and low cost of ownership in high-volume production environments. The Dielectric Etch eMax™ Centura was introduced in June 2000 as an extension of Applied's MxP+ and Super e™ dielectric process chamber designs. For etching advanced conducting films, Applied's Metal Etch DPS Plus™ and Silicon Etch DPS Plus™ Centura systems offer customers the technology, productivity and reliability required for sub-0.18 micron processing and are production tools of record at a number of fabs.

Ion Implantation
During ion implantation, silicon wafers are bombarded by a high-velocity beam of ions, called dopants, that penetrate (or implant) the film surface to a desired depth. Implantation, which occurs in the transistor structure, changes the properties of the material in which the dopants are implanted to achieve a particular electrical performance.

Fiscal 2000 saw the continuation of an industry trend toward a type of implant technology called low-energy implantation, which enables the fabrication of smaller structures and thus contributes to faster transistor performance. Applied's industry-leading low-energy implantation technology, featuring the Quantum™ LEAP (low-energy advanced processing) system, has found major acceptance by many chipmakers to create thinner, more advanced transistor structures.

Rapid Thermal Processing
RTP subjects a wafer to a very brief burst of intense heat that can take the wafer from room temperature to more than 1,000 degrees Celsius in less than 10 seconds. RTP is used mainly for modifying the properties of deposited films, which activates dopant atoms in the device after implantation by using processes such as annealing. Applied's RTP systems, which include the RTP Xeplus™ and Radiance™ Centura products, offer advances in temperature and ramp rate control as well as other features aimed at providing leading-edge capability for sub-0.15 micron generations. Recently, these single-wafer systems have also gained increasing acceptance for growing high quality oxide and oxynitride films, deposition steps that have traditionally been assigned to furnaces. This trend to single-wafer processing versus batch furnaces is expected to continue as the industry transitions to larger 300mm wafers.

Chemical Mechanical Polishing
CMP removes material from uneven topography on a wafer surface until a flat (planarized) surface is created. This allows subsequent photolithography patterning steps to take place with greater accuracy and enables film layers to build up with minimal height variations. CMP is performed primarily in the interconnect structure of the chip, where it is used multiple times, and is especially crucial to fabricating copper-based chips to define the circuit wires that create the interconnect. Applied entered the CMP market in 1995 with its Mirra® system and has since added several important features to this product, including integrated film measurement and inspection capabilities. In 1999, the Mirra Mesa was introduced to provide customers with integrated cleaning technology.

Metrology and Wafer/Reticle Inspection
Applied produces several types of products that are used to inspect the wafer during various stages of the fabrication process. Applied also supplies a system to photomask manufacturers that is used to detect defects on quartz plates, called reticles or masks. These reticles are used by photolithography systems to transfer microscopic circuit designs onto wafers. The reticle must be defect-free with perfect image fidelity because any imperfection will be replicated on the wafer.

Critical Dimension and Defect Review Scanning Electron Microscopes (CD-SEMs and DR-SEMs)
Scanning electron microscopes (SEMs) use an electron beam to form images of microscopic features of a semiconductor wafer at extremely high magnification. Applied provides chipmakers with operator-free automation, along with the high accuracy and sensitivity needed for measuring advanced-generation feature sizes. Introduced in February 1999, the VeraSEM™ extends CD-SEM technology beyond critical dimension measurement to also enable the monitoring of multiple process parameters. In fiscal 2000, Applied introduced the VeraSEM 3D, which enables users to perform three-dimensional imaging of chip features down to 0.1 micron and achieves greater efficiency.

DR-SEMs review defects on the wafer (i.e., particles, scratches or residues) that are first located by other detection systems and then classify the defects to identify their source. The high-throughput, fully automatic technology of Applied's SEMVision™ DR-SEM marked a major advance over conventional, manually operated systems. With the SEMVision, customers are using DR-SEM technology as an integral part of their production lines, rather than using it off-line to occasionally sample wafers. The enhanced SEMVision cX model introduced in fiscal 1999 added higher throughput, automatic material classification and color imaging to its list of features.

Patterned Wafer Inspection
Using laser-based technology, defects can be detected on patterned wafers (wafers with circuit images printed on them) as they move between processing steps. Defects may include particles, open circuit lines, shorts between lines or other problems. In July 2000, Applied introduced Compass™, the industry's first system to detect critical defects in devices with design rules as small as 0.1 micron and below at the high speeds required for chipmakers' volume production lines. A second system, called Excite™, was also introduced for monitoring the condition of process tools. The system identifies particle excursions right after processing, reducing the need for costly monitoring of wafers and increasing overall fab efficiency.

Reticle Inspection
Introduced in early fiscal 1999, the ARIS-i™ system is an automated, ultraviolet wavelength-based advanced inspection system for reticles used in 0.18 micron and below generation devices. The system features enhanced image acquisition technology, data handling capabilities and sensitivity for the most advanced mask designs.

Flat Panel Displays
The most advanced FPDs are manufactured using technologies similar to those for making semiconductors. One difference is the vastly larger area of the substrate (panel). Compared to today's largest wafers (300mm diameter), the panels can be up to seven times larger. Applied began development of FPD process technology in 1990, beginning with a CVD process. In fiscal 2000, AKT introduced several new systems and technology capabilities. The AKT 5500 CVD system and AKT 10K CVD systems expanded its product line to include systems for larger substrate sizes, including the one square meter Generation 5 size represented by the 10K system. In addition, a new CVD process was introduced to enable the manufacture of polysilicon-based screens used in next-generation communications applications.

Factory Management Software
In December 1998, Applied acquired Consilium, a provider of manufacturing execution systems software and services to the global semiconductor industry. Consilium's software products, WorkStream™ and FAB300™, are designed for semiconductor and FPD manufacturers to control and optimize their facility operations. In July 2000, Consilium announced FAB300 version 2.0, a wafer fab management software package specifically designed to meet the requirements of 300mm wafer production. The FAB300 2.0 product integrates a full complement of operating modules, enabling chipmakers to easily manage 300mm wafer movement and equipment operation in a single, fully automated, fab-wide solution.

Mask Pattern Generation Systems
Mask pattern generation systems use precision lasers or electron beams to write (or pattern) each layer of a semiconductor chip's design onto a piece of chrome-coated quartz glass. Etec, acquired by Applied in fiscal 2000, is the leading supplier of these systems to the industry. The most advanced MEBES® 5500 is an electron-beam system for leading-edge maskmaking. The ALTA® 3700, a laser beam system, provides mainstream, high-throughput production capability.

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

Applied has developed and launched a comprehensive line of 22 systems for 300mm manufacturing in its core process technologies supporting more than 85 applications. These new systems encompass almost 75 percent of the processes needed to produce the most advanced 0.13 micron and beyond chip designs, including deposition, etch, RTP, CMP, ion implantation and wafer inspection technologies. Applied's 300mm systems also feature new, automated factory efficiency technologies that perform defect identification and corrective action recommendation, tool health monitoring and maintenance scheduling to optimize equipment uptime and availability.

Customer Service and Support

Applied's customer service organization plays a unique and critical role in Applied's ability to continuously satisfy its customers' production requirements. Over 3,500 highly trained customer engineers and process support engineers are deployed in more than a dozen countries. These engineers are usually located at or near the customers' fab sites and service more than 13,000 Applied systems.

In fiscal 1999, Applied introduced a new line of service products, called Total Service Solutions™ (TSS), which offers a novel approach to maintaining and servicing Applied's equipment in the fab. In one part of the TSS program, called Total Parts Management™ (TPM), Applied is responsible for the spare parts used in its equipment at a customer's fab site. Under TPM, chipmakers no longer need to own or manage inventory for their Applied systems. A second product, called Total Support Package™ (TSP), is a comprehensive equipment service solution that includes parts inventory management and maintenance, with operating cost reduction and system performance improvement guarantees for their Applied equipment.

Backlog

Applied's backlog increased from $1.7 billion at October 31, 1999 to $4.4 billion at October 29, 2000. Applied schedules production of its systems based on order backlog and customer commitments. Backlog includes only orders for which written authorizations have been accepted and shipment dates within 12 months have been assigned. However, customers may delay delivery of products or cancel orders suddenly and without sufficient notice, subject to cancellation penalties. Due to possible customer changes in delivery schedules and cancellations of orders, Applied's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. Delays in delivery schedules and/or a reduction of backlog during any particular period could have a material adverse effect on Applied's business and results of operations.

Manufacturing, Raw Materials and Supplies

Applied's manufacturing activities consist primarily of assembling various commercial and proprietary components into finished systems, with preproduction principally located in Santa Clara, California and volume manufacturing in Austin, Texas. Applied also has manufacturing operations in Hayward, California, Hillsboro, Oregon, Horsham, England and Rehovot, Israel. Production requires some raw materials and a wide variety of mechanical and electrical components to be manufactured to Applied's specifications. Applied uses numerous domestic and international vendors to supply parts, components and subassemblies (collectively, "parts") for the manufacture and support of its products. Applied has embarked on a strategy of increasing the value-add of subassembly suppliers in the manufacture of many of its new products. Although Applied makes reasonable efforts to ensure that parts are available from multiple suppliers, this is not always possible; accordingly, some key parts may be obtained only from a single supplier or a limited group of suppliers. Applied has sought, and will continue to seek, to minimize the risk of production and service interruptions and/or shortages of key parts by: 1) selecting and qualifying alternative suppliers for key parts; 2) monitoring the financial stability of key suppliers; and 3) maintaining appropriate inventories of key parts. If Applied does not receive a sufficient quantity of parts in a timely and cost-effective manner to meet its production requirements, Applied's results of operations may be materially and adversely affected.

Research, Development and Engineering

Applied's long-term growth strategy requires continued development of new semiconductor and FPD manufacturing products. Applied's significant investment in research, development and engineering (RD&E) has generally enabled it to deliver new products and technologies before the emergence of strong demand, thus allowing customers to incorporate these products into their manufacturing plans at an early stage in the technology selection cycle. Applied works closely with its global customers to design systems that meet their planned technical and production requirements. Engineering organizations are located in the United States, the United Kingdom, Israel and Japan, with process support and customer demonstration laboratories in the United States, the United Kingdom, Israel, Japan, Korea and Taiwan.

Applied invested $697 million (16.1 percent of net sales) for fiscal 1998, $740 million (14.5 percent of net sales) for fiscal 1999 and $1.1 billion (11.6 percent of net sales) for fiscal 2000 in RD&E for product development and engineering programs to improve or sustain existing product lines. Applied has spent an average of 13.2 percent of net sales on RD&E over the last five years. In addition to RD&E for specific product technologies, Applied maintains ongoing programs in software, automation control systems, materials research, microcontamination and environmental control that have applications to its products. Key activities during fiscal 2000 included development of wafer fabrication equipment for smaller feature sizes, copper-based devices and 300mm wafers. Applied also continued the development of its Process Module™ concept in which two or more process systems are optimized to work together as a coordinated unit. Applied expects this concept to save customers critical process development and facility start-up time, enabling them to bring new chip technologies to market more quickly.

Marketing and Sales

Because of the highly technical nature of its products, Applied markets and sells its products worldwide through a direct sales force. For fiscal 2000, net sales as a percent of Applied's total net sales to customers in each region were: North America (primarily the United States) 27 percent, Taiwan 24 percent, Japan 16 percent, Europe 15 percent, Korea 9 percent and Asia-Pacific 9 percent. Applied's business is usually not seasonal in nature, but it is cyclical based on the capital equipment investment patterns of major semiconductor manufacturers. These expenditure patterns are based on many factors, including anticipated market demand for integrated circuits, the development of new technologies and global and regional economic conditions.

Information on net sales to unaffiliated customers and long-lived assets attributable to Applied's geographic regions is included in Note 12 of Notes to Consolidated Financial Statements. For fiscal 1998 and 2000, no individual customer accounted for more than 10 percent of Applied's net sales. For fiscal 1999, Intel Corporation accounted for more than 10 percent of Applied's net sales.

Competition

The global semiconductor equipment industry is highly competitive and is characterized by increasingly rapid technological advancements and demanding worldwide service requirements. Applied's ability to compete depends on its ability to commercialize its technology and continually improve its products, processes and services, as well as its ability to develop new products that meet constantly evolving customer requirements. Significant competitive factors for succeeding in the semiconductor manufacturing equipment market include the equipment's technical capability, productivity and cost-effectiveness, overall reliability, ease of use and maintenance, contamination and defect control, and the level of technical service and support provided by the vendor. The importance of each of these factors varies depending on the specific customer's needs and criteria, including considerations such as the customer's process application, product requirements, timing of the purchase and particular circumstances of the purchasing decision. The pace of technological change is rapid, with customers continually moving to smaller critical dimensions and larger wafer sizes and adopting new materials for use in semiconductor manufacturing. Sometimes, existing technology can be adapted to the new requirements; however, the new requirements sometimes create the need for an entirely new technical approach. The rapid pace of technological change continually creates new opportunities for existing competitors and start-ups, and can quickly diminish the value of existing technologies.

Substantial competition exists for each of Applied's products. Competitors range from small companies that compete with a single innovative product, to companies with a large and diverse line of semiconductor processing products, and to large multinationals. Many of Applied's competitors compete with Applied for sales of more than one product. Competitors in a given technology tend to have different degrees of market presence in the various regional markets. Management believes that Applied's competitive position is based on the ability of its products and services to continue to address customer requirements. Success for Applied will require a continued high level of investment in RD&E and in sales and marketing. Management believes that Applied is a strong competitor with respect to its products and services. However, new products, rapid changes in technology and other competitive actions from both new and existing competitors could materially and adversely affect Applied's market position.

Business Combinations

On March 29, 2000, Applied acquired Etec, a supplier of mask pattern generating equipment for the semiconductor and electronics industries, in a stock-for-stock merger accounted for as a pooling-of-interests. Applied issued approximately 29 million shares of its common stock to complete this transaction.

For further details of Applied's business combinations, see Note 2 of Notes to Consolidated Financial Statements.

Patents and Licenses

Management believes that Applied's competitive position is significantly dependent upon skills in engineering, production and marketing, rather than just on its patent position. However, protection of Applied's technology assets by obtaining and enforcing patents is important. Therefore, Applied has a program to file patent applications in the United States and other countries for inventions that Applied considers significant. Applied has a number of patents in the United States and other countries and additional applications are pending for new developments in its equipment and processes. In addition to patents, Applied also possesses other proprietary intellectual property, including trademarks, know-how, trade secrets and copyrights.

Applied enters into patent and technology licensing agreements with other companies when management determines that it is in Applied's best interest to do so. Applied pays royalties under existing patent license agreements for the use, in several of its products, of certain patented technologies that are licensed to Applied for the life of the patents. Applied also receives royalties from licenses granted to third parties. Royalties received from third parties have not been, and are not expected to be, material.

In the normal course of business, Applied from time to time receives and makes inquiries regarding possible patent infringement. In dealing with such inquiries, it may become necessary or useful for Applied to obtain or grant licenses or other rights. However, there can be no assurance that such licenses or rights will be available to Applied on commercially reasonable terms. Although there can be no assurance about the outcome of existing patent infringement inquiries, Applied believes it is unlikely that their resolution will have a material adverse effect on its financial condition or results of operations.

Environmental Matters

Two of Applied's locations have been designated as Superfund sites since 1987. The United States Environmental Protection Agency has designated Applied as a "Responsible Party" with respect to one site, and the California Regional Water Quality Control Board has designated Applied as a "Discharger" with respect to the other site. Applied was named a Discharger because it currently owns the site in question, and prior owners and operators are being required to perform cleanup and monitoring activities. Applied has also been cited by local authorities for instances of noncompliance with local and/or state environmental laws. Those allegations have been settled, with the exception of one pending matter. However, neither compliance with federal, state and local provisions regulating discharge of materials into the environment, nor remedial agreements or other actions relating to the environment, has had, or is expected to have, a material effect on Applied's capital expenditures, financial condition, results of operations or competitive position.

Employees

At October 29, 2000, Applied employed 19,220 regular employees. In the high-technology industry, competition for highly-skilled employees is intense. Applied believes that its future success is highly dependent upon on its continued ability to attract and retain qualified employees. There can be no assurance that Applied will be able to attract, hire, assimilate and retain a sufficient number of qualified people. None of Applied's employees are represented by a trade union, and management considers its relations with employees to be good.

Item 2: Properties

Information concerning Applied's principal properties at October 29, 2000 is set forth below:

                                                                     Square          Owner-
      Location             Type              Principal Use           Footage          ship
--------------------   -------------   -------------------------   ---------------   -------

 Santa Clara, CA....   Office, plant   Headquarters, Marketing,     1,047,000        owned
                       & warehouse     Manufacturing,               2,821,000 (1)    leased
                                       Distribution,
                                       Research and Engineering

 Austin, TX.........   Office, plant   Manufacturing                1,316,000        owned
                       & warehouse                                    202,000        leased

 Hayward, CA........   Office, plant   Manufacturing, Research        340,000        leased
                       & warehouse     and Engineering

 Hillsboro, OR......   Office, plant   Manufacturing, Research        177,000        leased
                       & warehouse     and Engineering

 Horsham, England...   Office, plant   Manufacturing, Research        115,000        leased
                       & warehouse     and Engineering

 Narita, Japan......   Office, plant   Research and Engineering,      222,000 (2)    owned
                       & warehouse     Operations

 Chunan, Korea......   Office, plant   Operations                     107,000        owned
                       & warehouse

 Hsinchu, Taiwan....   Office, plant   Research and Engineering,       81,000        owned
                       & warehouse     Operations                     150,000        leased

 Rehovot, Israel....   Office, plant   Manufacturing, Research        260,000        owned
                       & warehouse     and Engineering
-----------------------
(1) Includes approximately 580,000 square feet that is currently being subleased.
(2) Subject to loans of $36 million, collateralized by property and equipment with a net book value of $59 million at October 29, 2000.

Applied leases office space for sales and customer support offices in 91 locations throughout the world: 29 in North America (primarily the United States), 3 in Taiwan, 25 in Japan, 17 in Europe, 10 in Korea and 7 in Asia-Pacific.

Applied owns 865,000 square feet of research and development facilities in California that have not yet been completed and placed in service.

Applied owns 121 acres of buildable land in Texas, 13 acres of buildable land in California and 9 acres of buildable land in Japan. The Texas, California and Japan land can accommodate approximately 1,845,000, 392,000 and 766,000 square feet, respectively, of additional building space to help satisfy Applied's current and future needs.

Applied considers the above facilities suitable and adequate to meet its requirements.

Item 3: Legal Proceedings

KLA
As a result of Applied's acquisition of Orbot Instruments, Ltd. (Orbot) in 1997, Applied was involved in a lawsuit captioned KLA Instruments Corporation (KLA) v. Orbot Instruments, Ltd. (case no. C- 93-20886-JW) in the United States District Court for the Northern District of California. KLA alleged that Orbot infringed a patent regarding equipment for the inspection of masks and reticles, and sought an injunction, damages and other relief. In February 2000, the parties reached an agreement pursuant to which the case was dismissed without prejudice.

Varian
On June 13, 1997, Applied filed a lawsuit against Varian Associates, Inc. (Varian) captioned Applied Materials, Inc. v. Varian Associates, Inc. (case no. C-97-20523-RMW) in the United States District Court for the Northern District of California, alleging infringement of several of Applied's patents concerning PVD technology. Varian answered the complaint by denying all allegations, counterclaiming for declaratory judgment of invalidity and unenforceability and alleging conduct by Applied in violation of antitrust laws. On July 8, 1997, Varian filed a separate lawsuit against Applied captioned Varian Associates, Inc. v. Applied Materials, Inc. (case no. C-97-20597-PVT) in the United States District Court for the Northern District of California, alleging a broad range of conduct in violation of federal antitrust laws and state unfair competition and business practice laws. In September 2000, Applied and Varian settled their disputes, and on October 3, 2000, Applied's claims against Varian and Varian's claims and counterclaims against Applied were dismissed with prejudice.

Novellus
On July 7, 1997, Applied amended the patent infringement suit filed on June 13, 1997 against Varian, captioned Applied Materials, Inc. v. Varian Associates, Inc. (case no. C-97-20523-RMW) in the United States District Court for the Northern District of California, alleging infringement of several of Applied's patents concerning PVD technology, to include Novellus Systems, Inc. (Novellus) as a defendant, as a result of Novellus' acquisition of Varian's thin film systems PVD business. Applied seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys' fees. On June 23, 1997, Novellus filed a separate lawsuit against Applied captioned Novellus Systems, Inc. v. Applied Materials, Inc. (case no. C-97-20551-EAI) in the United States District Court for the Northern District of California, alleging infringement by Applied of three PVD technology patents that were formerly owned by Varian. Discovery has commenced in these actions. The Court has scheduled trial of both cases for August 2001. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

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

Plasma Physics
On April 17, 2000, Applied filed a lawsuit against Plasma Physics Corp. (PPC) and Solar Physics Corp. (SPC). The lawsuit seeks a judicial declaration that Applied's CVD equipment does not infringe two patents owned by PPC and exclusively licensed to SPC and/or that those patents are invalid or unenforceable. On July 31, 2000, PPC and SPC answered the complaint and filed a conditional counterclaim alleging that Applied had contributed to or induced others to infringe the two patents. PPC and SBC seek an injunction prohibiting infringement by Applied and an award of costs, expenses and attorneys' fees. The counterclaim is conditional because PPC and SPC have stated that they will not sue Applied for infringement of the two patents if the Court dismisses the lawsuit initiated by Applied for lack of subject matter jurisdiction. The Court subsequently denied without prejudice PPC and SPC's motion to dismiss the lawsuit for lack of subject matter jurisdiction, but stated that PPC and SPC could renew the motion to dismiss if appropriate after further discovery. Discovery has commenced. No trial date has been set.

U.S. Department of Justice, Antitrust Division
In September 2000, Applied received notice from the Department of Justice, Antitrust Division that it had begun an investigation into Applied's licensing of technology. Although neither the extent nor the outcome of this investigation can be determined at this time, Applied does not believe that the outcome will have a material adverse effect on its financial position or results of operations.

Axcelis Technologies
On January 8, 2001, Axcelis Technologies, Inc. (Axcelis), formerly a subsidiary of Eaton Corporation, filed a lawsuit in the United States District Court for the District of Massachusetts captioned Axcelis Technologies, Inc. v. Applied Materials, Inc. (case no. 01-10029 DPW). The lawsuit alleges that Applied infringes a patent concerning ion implantation owned by Axcelis. The complaint also alleges various Massachusetts state and common law tortious interference and unfair competition claims. Axcelis seeks a preliminary and permanent injunction, damages, costs and attorneys' fees. Applied has not yet responded to the complaint and no trial date has been set. Applied believes it has meritorious defenses to the action and intends to pursue them vigorously.

Applied is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, Applied does not believe that any of these other existing legal matters will have a material adverse effect on its financial condition or results of operations.

Item 4: Submission of Matters to a Vote of Security Holders in Fourth Fiscal Quarter of 2000

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and notes set forth information about Applied's five executive officers:

   Name of Individual                 Capacities in which Served
------------------------- --------------------------------------------------

  James C. Morgan(1)....  Chairman and Chief Executive Officer

  Dan Maydan(2).........  Director and President

  Joseph R. Bronson(3)..  Executive Vice President, Office of the President
                          and Chief Financial Officer

  Sasson Somekh(4)......  Executive Vice President, Office of the President

  David N.K. Wang(5)....  Executive Vice President, Office of the President

------------

(1) Mr. Morgan, age 62, has been Chief Executive Officer since 1977 and Chairman of the Board of Directors since 1987. Mr. Morgan also served as President from 1976 to 1987.

(2) Dr. Maydan, age 65, was appointed President in December 1993 and has been a member of the Board of Directors since 1992. Dr. Maydan served as Executive Vice President from 1990 to December 1993. Prior to that, Dr. Maydan had been Group Vice President since February 1989. Dr. Maydan joined Applied in 1980 as Director of Technology.

(3) Mr. Bronson, age 52, was appointed Executive Vice President in December 2000 and has been a member of the Office of the President and Chief Financial Officer since January 1998. Mr. Bronson served as Senior Vice President and Chief Administrative Officer from 1998 to 2000 and Group Vice President from 1994 to 1998. Prior to that, Mr. Bronson had been Vice President since November 1990. Mr. Bronson joined Applied in September 1984 as Corporate Controller.

(4) Dr. Somekh, age 54, was appointed Executive Vice President in December 2000 and has been a member of the Office of the President since January 1998. Dr. Somekh served as Senior Vice President from 1993 to 2000 and Group Vice President from 1990 to 1993. Prior to that, Dr. Somekh had been a divisional Vice President. Dr. Somekh joined Applied in 1980 as a Project Manager.

(5) Dr. Wang, age 54, was appointed Executive Vice President in December 2000 and has been a member of the Office of the President since January 1998. Dr. Wang served as Senior Vice President from 1993 to 2000 and Group Vice President from 1990 to 1993. Prior to that, Dr. Wang had been a divisional Vice President. Dr. Wang joined Applied in 1980 as Manager, Process Engineering and Applications.

PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

The following table sets forth the high and low closing sale prices as reported on the Nasdaq National Market, as adjusted to reflect a two-for-one stock split in the form of a 100 percent stock dividend, effective March 15, 2000.

Fiscal year ended                   1999               2000
---------------------------  -----------------  -----------------
                               High     Low       High     Low
---------------------------  -------- --------  -------- --------

First quarter.............    $31.59   $15.94    $72.22   $43.88
Second quarter............    $34.34   $25.94   $114.88   $68.63
Third quarter.............    $39.28   $26.53   $101.88   $71.88
Fourth quarter............    $44.91   $31.97    $86.31   $42.06
---------------------------  -------- --------  -------- --------

Applied's common stock is traded on the Nasdaq over-the-counter market. As of December 24, 2000, there were approximately 6,345 directly registered holders of record of the common stock.

To date, Applied has not declared or paid cash dividends to its stockholders. Applied has no plans to declare and pay cash dividends in the near future.

Item 6: Selected Consolidated Financial Data

Fiscal year ended*                                1996        1997        1998        1999         2000
---------------------------------------------- ----------- ----------- ----------- ----------- ------------
(Dollars in thousands, except per share amounts)

Net sales...................................   $4,290,462  $4,315,189  $4,330,014  $5,096,302   $9,564,412
Gross margin................................   $2,015,342  $2,017,552  $2,016,313  $2,419,219   $4,855,728
    (% of net sales)........................         47.0        46.8        46.6        47.5         50.8
Research, development
    and engineering.........................     $498,796    $601,985    $697,291    $740,114   $1,107,922
    (% of net sales)........................         11.6        14.0        16.1        14.5         11.6
Marketing, selling, general and
    administrative..........................     $560,963    $594,534    $626,311    $695,296     $960,753
    (% of net sales)........................         13.1        13.8        14.5        13.6         10.0
Income from continuing operations
    before taxes, equity in net
    income/(loss) of joint venture
    and extraordinary loss..................     $943,944    $852,195    $508,693  $1,023,344   $2,947,844
Effective tax rate (%)......................         32.5        37.5        34.0        32.3         30.0
Income from continuing operations**.........     $637,376    $532,913    $298,665    $726,679   $2,063,552
    (% of net sales)........................         14.9        12.3         6.9        14.3         21.6
Net income**................................     $636,446    $532,913    $277,669    $747,675   $2,063,552
Earnings per diluted share:
    Continuing operations...................        $0.84       $0.68       $0.38       $0.88        $2.40
    Discontinued operations
      and extraordinary loss................         $ --        $ --      ($0.03)      $0.03         $ --
    Total...................................        $0.84       $0.68       $0.35       $0.91        $2.40
Weighted average common shares and
    equivalents (in thousands)..............      758,176     784,236     786,596     820,580      859,169
---------------------------------------------- ----------- ----------- ----------- ----------- ------------
Order backlog...............................   $1,570,400  $1,880,311  $1,045,567  $1,739,270   $4,381,768
Working capital.............................   $1,869,041  $2,524,572  $2,595,741  $3,579,223   $6,079,436
Current ratio...............................          2.9         2.7         3.1         3.1          3.2
Long-term debt..............................     $282,152    $623,090    $616,572    $584,357     $573,126
Stockholders' equity........................   $2,486,302  $3,139,812  $3,367,290  $4,575,258   $7,104,348
Book value per share........................        $3.33       $4.12       $4.41       $5.77        $8.74
Total assets................................   $3,846,858  $5,355,309  $5,288,206  $7,014,510  $10,545,730
Capital expenditures, net...................     $465,653    $364,994    $464,372    $219,657     $383,255
Regular employees...........................       12,089      14,826      13,179      13,831       19,220
---------------------------------------------- ----------- ----------- ----------- ----------- ------------

Amounts prior to fiscal 2000 have been restated to reflect a two-for-one stock split in the form of a 100 percent stock dividend, effective March 15, 2000, and the acquisition of Etec Systems, Inc., which was completed on March 29, 2000 and accounted for as a pooling-of-interests.

* Each fiscal year ended on the last Sunday in October.

** Income from continuing operations included net one-time items, on an after-tax basis, of: $396 income for fiscal 1996, $27,969 expense for fiscal 1997, $165,093 expense for fiscal 1998, $30,248 expense for fiscal 1999 and $9,911 income for fiscal 2000. In addition to the net one-time items included in income from continuing operations, net income also included an after-tax expense of $930 from an extraordinary loss on early extinguishment of debt in fiscal 1996, an after-tax expense of $20,996 from discontinued operations in fiscal 1998 and after-tax income of $20,996 from discontinued operations in fiscal 1999.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Applied develops, manufactures, markets and services semiconductor wafer fabrication equipment and related spares parts for the worldwide semiconductor industry. Demand for Applied's products can change significantly from period to period as a result of numerous factors, including, but not limited to, changes in: 1) global economic conditions; 2) supply and demand for semiconductors; 3) the profitability of semiconductor manufacturers; and 4) advanced technology and/or capacity requirements of semiconductor manufacturers. For this and other reasons, Applied's results of operations for fiscal 1998, 1999 and 2000 may not necessarily be indicative of future operating results.

Net Sales
Applied's business was subject to cyclical industry conditions in fiscal 1998, 1999 and 2000. As a result of these conditions, there were significant fluctuations in Applied's quarterly new orders and net sales, both within and across fiscal years. Demand for semiconductor manufacturing equipment has historically been volatile as a result of sudden changes in semiconductor supply and demand and other factors, including rapid technological advances in both semiconductor devices and wafer fabrication processes. Quarterly new orders and net sales were as follows:

                                     Quarter
                     ---------------------------------------  Fiscal
                       First    Second     Third    Fourth     Year
-------------------- --------- --------- --------- --------- ---------
(In millions)

1998:
    New orders...      $1,362    $1,097      $679      $742    $3,880
    Net sales....      $1,376    $1,238      $955      $761    $4,330

1999:
    New orders...      $1,058    $1,461    $1,514    $1,688    $5,721
    Net sales....        $821    $1,171    $1,491    $1,613    $5,096

2000:
    New orders...      $2,454    $2,928    $3,275    $3,601   $12,258
    Net sales....      $1,722    $2,190    $2,732    $2,920    $9,564
-------------------- --------- --------- --------- --------- ---------

Each region in the global semiconductor equipment market exhibits unique characteristics that can cause, and in the past have caused, capital equipment investment patterns to vary significantly from period to period. Net sales by geographic region were as follows:

Fiscal year ended        1998      1999      2000
-------------------- --------- --------- ---------
(In millions)

North America*....     $1,624    $1,756    $2,598
Taiwan............        869     1,016     2,317
Japan.............        782       875     1,509
Europe............        690       802     1,430
Korea.............        179       345       868
Asia-Pacific......        186       302       842
-------------------- --------- --------- ---------
                       $4,330    $5,096    $9,564
-------------------- --------- --------- ---------

* Primarily the United States.

During the fourth fiscal quarter of 1998 and first fiscal quarter of 1999, the semiconductor and semiconductor manufacturing equipment industries began to emerge from a severe downturn and entered a period of expansion. As a result of the industry expansion, new orders and net sales have increased sequentially each quarter during fiscal 1999 and fiscal 2000. Strong demand for Applied's products has been driven by semiconductor manufacturers' needs for additional capacity and new technology to meet consumer demand for Internet, computing, communications and digital devices. In addition, the semiconductor industry is continuing the transition to smaller device sizes, new materials, such as copper, and 300mm wafer processing, all of which require new manufacturing equipment. For fiscal 2000, Applied was able to achieve record levels of new orders, net sales and net income as a result of these factors.

Gross Margin
Gross margin as a percentage of net sales increased from 46.6 percent for fiscal 1998 to 47.5 percent for fiscal 1999, and to 50.8 percent for fiscal 2000. The increases in gross margin as a percentage of net sales were due primarily to higher business volume, reduced manufacturing cycle times and the favorable effects of operational programs emphasizing productivity improvements and cost reduction.

Research, Development and Engineering
Applied's future operating results depend, to a considerable extent, on its ability to maintain a competitive advantage in the products and services it provides. Applied believes that it is critical to continue to make substantial investments in RD&E to ensure the availability of innovative technology that meets the current and projected requirements of its customers' most advanced chip designs. RD&E expenses increased for each of the last three years, from $697 million for fiscal 1998 to $740 million for fiscal 1999 and to $1.1 billion for fiscal 2000. As a percentage of net sales, RD&E expenses decreased from 16.1 percent for fiscal 1998 to 14.5 percent for fiscal 1999, and to 11.6 percent for fiscal 2000. The decreases as a percentage of net sales were due to higher net sales for fiscal 1999 and 2000.

Applied increased its absolute spending for fiscal 1999 and 2000 to address customers' requirements for shrinking device feature sizes, the use of new materials, such as copper, and the transition from 200mm to 300mm wafer processing. As Applied has continued its extensive development of wafer fabrication equipment for smaller feature sizes, orders for systems capable of fabricating devices with design feature sizes at or below 0.18 micron have also continued to increase as a percentage of total systems orders. Applied's investment in research and development for copper-based devices resulted in a broad line of copper-based products available for sale in fiscal 1999 and 2000. Additionally, Applied developed and launched many new products and enhanced versions of its existing products and technologies in fiscal 2000, including 22 new systems for 300mm manufacturing.

Marketing, Selling, General and Administrative
Marketing, selling, general and administrative (MSG&A) expenses increased from $626 million for fiscal 1998 to $695 million for fiscal 1999, and to $961 million for fiscal 2000. The increases for fiscal 1999 and 2000 were primarily caused by higher costs of incentive and benefit programs, increased investments in various information technology programs, and increased costs to support higher net sales. As a percentage of net sales, MSG&A expenses decreased from 14.5 percent for fiscal 1998 to 13.6 percent for fiscal 1999, and to 10.0 percent for fiscal 2000, primarily due to higher net sales.

Non-recurring Items
Non-recurring operating expense items for fiscal 1998 consisted of $32 million of acquired in-process research and development expense for the acquisition of licensed technology, an expense of $70 million for impairment in the value of purchased technology from a prior period acquisition, and restructuring charges of $135 million for costs associated with headcount reductions and consolidation of facilities. Non-recurring items for fiscal 1999 consisted of $5 million of merger expenses, $43 million of acquired in-process research and development expense incurred in connection with the acquisitions of AKT and Obsidian, Inc. and $3 million of restructuring charges associated with Etec's headcount reductions and consolidation of facilities in fiscal 1999 prior to its acquisition by Applied. Non-recurring items for fiscal 2000 consisted of $40 million of merger expenses. For further details, see Note 7 of Notes to Consolidated Financial Statements.

Non-recurring Income, Net
Net non-recurring income of $15 million for fiscal 1998, $30 million for fiscal 1999 and $68 million for fiscal 2000 were related to a 1998 litigation settlement with ASM International, N.V. (ASMI). For further details, see Note 8 of Notes to Consolidated Financial Statements.

Net Interest Income
Net interest income was $38 million for fiscal 1998, $60 million for fiscal 1999 and $133 million for fiscal 2000. The increases from year to year can be attributed primarily to increasing cash and investment balances over the three-year period.

Provision for Income Taxes
Applied's effective income tax rate was 34.0 percent for fiscal 1998, 32.3 percent for fiscal 1999 and 30.0 percent for fiscal 2000. Applied expected an effective income tax rate of 31.0 percent for fiscal 1999, which decreased from the fiscal 1998 effective rate due primarily to the reinstatement of the U.S. federal research and development (R&D) tax credit and favorable California income tax legislation with respect to R&D and manufacturers investment tax credits. However, Applied's actual effective income tax rate for fiscal 1999 was 32.3 percent due to the non-tax deductible nature of $43 million of acquired in-process R&D expense. The further reduction to a 30.0 percent effective income tax rate for fiscal 2000 resulted primarily from a shift in the geographic composition of pre-tax income to entities operating in countries with lower tax rates. Applied's future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied's pre-tax income, non-tax deductible expenses incurred in connection with acquisitions and the effectiveness of its tax planning strategies.

Business Combinations
On March 29, 2000, Applied acquired Etec, a supplier of mask pattern generating equipment for the semiconductor and electronics industries, in a stock-for-stock merger. This transaction was accounted for as a pooling-of-interests; therefore, all prior period amounts have been restated. Applied issued approximately 29 million shares of its common stock to complete this transaction. For further details about Applied's business combinations, see Note 2 of Notes to Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Applied will adopt SFAS 133, as amended by SFAS 137 and SFAS 138, in the first fiscal quarter of 2001, and does not expect the adoption to have a material effect on its financial condition or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," providing guidance on the recognition, presentation and disclosure of revenue in financial statements. Applied is required to adopt SAB 101 in the fourth fiscal quarter of 2001, retroactively effective to the beginning of fiscal 2001. Management is currently evaluating the potential effect of the implementation of SAB 101 on Applied's financial condition and results of operations. Because Applied has complied with generally accepted accounting principles for historical revenue recognition, any change in revenue recognition resulting from SAB 101 will be reported as a change in accounting principle in the fourth fiscal quarter of 2001. While SAB 101 would not affect the fundamental aspects of Applied's operations as measured by shipments and cash flows, the implementation of SAB 101 could result in changes to the timing of Applied's revenue recognition practices, and therefore could have a material and adverse effect on Applied's financial condition and results of operations in the period of implementation.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Applied increased its cash, cash equivalents and short-term investments from $2.8 billion at October 31, 1999 to $4.2 billion at October 29, 2000. Applied's financial condition remained strong, with a ratio of current assets to current liabilities of 3.1:1 at October 31, 1999 and 3.2:1 at October 29, 2000.

Applied generated cash from continuing operations in each of the last three fiscal years. The primary source of cash from continuing operations has been income from continuing operations, as adjusted to exclude the effect of non-cash items such as depreciation and amortization, intangible asset write-downs, and acquired in-process research and development expense. Income from continuing operations, adjusted to exclude the effect of non-cash items, was: $715 million for fiscal 1998; $1.2 billion for fiscal 1999; and $2.6 billion for fiscal 2000. The other source or use of cash from continuing operations has been attributable to changes in assets and liabilities other than those assets and liabilities resulting from investing and financing activities. Net changes in assets and liabilities tend to represent a use of cash during periods of revenue growth because Applied generally incurs costs and expends cash in advance of receiving cash from its customers. For example, Applied's inventory increased for fiscal 2000 primarily due to deferred revenue recognition of 300mm systems until customer acceptance and build requirements and related spares inventory anticipated for the first fiscal quarter of 2001. Likewise, during periods of declining revenue or slowed revenue growth, net changes in assets and liabilities tend to represent a source of cash because expenditures for inventory and other purchases decrease while receivables from prior periods, which were higher revenue periods, are collected. The cash effect of changes in assets and liabilities was: a $153 million source for fiscal 1998; a $116 million use for fiscal 1999; and a $923 million use for fiscal 2000.

In addition to being driven by revenue and profitability performance, the cash effect of changes in assets and liabilities is subject to operational efficiency and productivity. For example, earlier collection of accounts receivable and increased inventory turnover both have a positive effect on cash flow. Applied utilized programs to sell accounts receivable of $499 million for fiscal 1998, $953 million for fiscal 1999 and $1.5 billion for fiscal 2000. These receivable sales had the effect of increasing cash and reducing accounts receivable and days sales outstanding. For further details regarding accounts receivable sales, see Note 13 of Notes to Consolidated Financial Statements.

Applied used $592 million of cash for investing activities for fiscal 1998, $982 million for fiscal 1999 and $1.0 billion for fiscal 2000. Investing activities typically consist of purchases of short-term investments, purchases of capital assets to support long-term growth and acquisitions of technology or other companies to allow access to new market segments or emerging technology.

Applied used $149 million of cash from financing activities for fiscal 1998, generated $127 million for fiscal 1999 and generated $149 million for fiscal 2000. Financing activities typically include sales and repurchases of Applied's common stock, as well as borrowings and repayments of debt. Net debt activity used $64 million of cash for fiscal 1998 and $17 million of cash for fiscal 1999, and generated $50 million of cash for fiscal 2000. During fiscal 1998, net common stock activity required $84 million of cash as stock repurchases increased and stock sales to employees decreased significantly, reflecting Applied's lower average stock price in fiscal 1998. Net common stock activity generated $144 million of cash for fiscal 1999 and $99 million for fiscal 2000 as a result of a significant increase in stock sales to employees, reflecting Applied's higher average stock price, partially offset by stock repurchases. Since March 1996, Applied has systematically repurchased shares of its common stock in the open market to partially fund its stock-based employee benefit and incentive plans.

At October 29, 2000, Applied's principal sources of liquidity consisted of $4.2 billion of cash, cash equivalents and short-term investments, and approximately $540 million of available credit facilities. For further details regarding Applied's credit facilities, see Note 5 of Notes to Consolidated Financial Statements. In addition to cash and available credit facilities, Applied may from time to time raise additional capital in the debt and equity markets. Applied's liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and semiconductor manufacturing equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, Applied's management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy Applied's liquidity requirements for the next 12 months.

TRENDS, RISKS AND UNCERTAINTIES

The industry that Applied serves is highly volatile and unpredictable.
The semiconductor industry has historically been cyclical because of sudden changes in customer capacity requirements and demand for semiconductors, which has affected the timing and amounts of capital equipment purchases by customers. The health of the semiconductor manufacturing equipment industry is affected by these semiconductor industry cycles, the timing, length and severity of which are difficult to predict. Although semiconductors are used in many different products, the markets for those products are interrelated to various degrees. During periods of declining demand for semiconductor manufacturing equipment, customers may reduce purchases, delay delivery of products and/or cancel orders. Therefore, Applied must be able to quickly and effectively align its cost structure with prevailing market conditions, to manage its inventory levels in order to reduce the possibility of future inventory write-downs resulting from obsolescence, and to motivate and retain key employees. During periods of rapid growth, Applied must be able to acquire and/or develop sufficient manufacturing capacity and inventory to meet customer demand, and to attract, hire, assimilate and retain a sufficient number of qualified people. If Applied is unable to achieve its objectives in a timely manner during these industry cycles, there could be a material adverse effect on its financial condition and results of operations.

Applied is exposed to the risks of operating a global business.
Managing Applied's global operations presents challenges that could materially and adversely affect demand for Applied's systems and related services. These challenges include cultural diversities, periodic economic downturns, trade balance issues, political instability and fluctuations in interest and currency exchange rates, among other risks. For example, global uncertainties with respect to: 1) the slowdown in the rate of gross domestic product growth forecasted for next year; 2) foundry capacity utilization; 3) capital spending in the telecommunications industry; and 4) memory price weakness may affect Applied's business, financial condition and results of operations.

Applied operates in a highly competitive industry characterized by increasingly rapid technological changes.
Applied's competitive advantage and future success depend on its ability to successfully: 1) develop new products and technologies; 2) develop new markets in the semiconductor industry for its products and services; 3) introduce new products to the marketplace in a timely manner; 4) qualify new products with its customers; and 5) commence and adjust production to meet customer demands. The introduction of new products and technologies, including those to support the transition to new materials and to 300mm systems, grows increasingly complex over time. If Applied does not develop and introduce new products and technologies in a timely manner in response to changing market conditions or customer requirements, its financial condition and results of operations could be materially and adversely affected.

Applied is exposed to risks associated with acquisitions.
Applied has made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including, but not limited to: 1) difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired companies; 2) diversion of management's attention from other operational matters; 3) the potential loss of key employees of acquired companies; 4) lack of synergy, or the inability to realize expected synergies, resulting from the acquisition; 5) failure to commercialize purchased technology; and 6) acquired intangible assets becoming impaired as a result of technological advancements or worse-than-expected performance of the acquired company. Mergers and acquisitions are inherently risky and the inability to effectively manage these risks could materially and adversely affect Applied's business, financial condition and results of operations.

Applied is subject to risks of non-compliance with environmental regulations.
Applied is subject to environmental regulations in connection with its business operations, including but not limited to regulations related to the development, manufacturing and use of its products. From time to time, Applied receives notices alleging violations of these regulations. It is Applied's policy to respond promptly to these notices and to take necessary corrective action. Failure or inability to comply with existing or future environmental regulations could result in significant remediation liabilities, the imposition of fines and/or the suspension or termination of development, manufacturing or use of certain of its products, each of which could have a material adverse effect on Applied's financial condition and results of operations.

Applied is exposed to various risks related to legal proceedings or claims.
Applied currently is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, contracts and other matters (see Item 3: Legal Proceedings). These legal proceedings and claims, whether with or without merit, could be time-consuming and expensive to defend, and divert management's attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings or claims. If Applied is not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend its position, Applied's financial condition and results of operations could be materially and adversely affected. Applied's success is dependent in part upon the protection of its propriety rights. Infringement upon Applied's proprietary rights by a third party could result in uncompensated lost market and revenue opportunities for Applied.

Failure of critical suppliers to deliver sufficient quantities of parts in a timely and cost-effective manner could negatively affect Applied's business.
Applied uses numerous suppliers to supply parts, components and subassemblies (collectively "parts") for the manufacture and support of its products. In addition, some key parts may be obtained only from a single supplier or a limited group of suppliers. If Applied does not receive a sufficient quantity of parts in a timely and cost- effective manner to meet its production requirements, Applied's results of operations may be materially and adversely affected.

Manufacturing interruptions or delays could affect Applied's ability to meet customer demand.
Applied's business depends on its ability to manufacture products that meet the rapidly changing demands of its customers. Significant interruptions of manufacturing operations as a result of natural disasters, software issues, infrastructure failure, or other cause could result in delayed product deliveries or manufacturing inefficiencies, any or all of which could materially and adversely affect Applied's financial condition and results of operations.

Item 7a: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
At October 29, 2000, Applied's investment portfolio included fixed-income securities with a fair value of approximately $2.9 billion. These securities are subject to interest rate risk, and will decline in value if interest rates increase. Due to the short duration of Applied's investment portfolio, an immediate 10 percent increase in interest rates is not expected to have a material effect on Applied's near-term financial condition or results of operations.

Applied's long-term debt bears interest at fixed rates; therefore, Applied's results of operations would only be affected by interest rate changes to the extent that variable rate short-term notes payable are outstanding. Due to the short-term nature and insignificant amount of Applied's short-term notes payable, an immediate 10 percent change in interest rates is not expected to have a material effect on Applied's near-term results of operations.

Foreign Currency Exchange Rate Risk
Significant operations of Applied are conducted in foreign currencies, primarily Japanese yen. Forward exchange and currency option contracts are purchased to hedge a portion of, but not all, existing firm commitments and foreign currency denominated transactions expected to occur within 12 months. Gains and losses on these contracts are recognized in the Consolidated Statements of Operations at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses did not have a material effect on Applied's results of operations for fiscal 1998, 1999 or 2000.

Forward exchange contracts are denominated in the same currency as the underlying transactions (primarily Japanese yen), and the terms of the forward foreign exchange contracts generally match the terms of the underlying transactions. At October 29, 2000, the majority of Applied's outstanding forward exchange contracts are marked to market (see Note 3 of Notes to Consolidated Financial Statements), as are the related underlying transactions being hedged; therefore, the effect of exchange rate changes on forward contracts is expected to be substantially offset by the effect of these changes on the underlying transactions. The effect of an immediate 10 percent change in exchange rates on forward exchange contracts and the underlying hedged transactions denominated in Japanese yen and British pounds is not expected to be material to Applied's near-term financial condition or results of operations. Applied's downside risk with respect to currency option contracts is limited to the premium paid for the right to exercise the option. Premiums paid for options outstanding at October 29, 2000 were not material.

Item 8: Financial Statements and Supplementary Data

The consolidated financial statements required by this Item are set forth on the pages indicated at Item 14(a).

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from Applied's Proxy Statement to be filed with the Commission in connection with the 2001 Annual Meeting of Stockholders ("the Proxy Statement").

Item 10: Directors and Executive Officers of the Registrant

(a) Information concerning directors of Applied appears in Applied's Proxy Statement, under "Election of Directors." This portion of the Proxy Statement is incorporated herein by reference.

(b) For information with respect to Executive Officers, see Part I of this Annual Report on Form 10-K.

Item 11: Executive Compensation

Information concerning executive compensation appears in Applied's Proxy Statement, under "Executive Compensation and Related Information." This portion of the Proxy Statement is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management

Information concerning the security ownership of certain beneficial owners and management appears in Applied's Proxy Statement, under "Principal Stockholders." This portion of the Proxy Statement is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

Not applicable.

PART IV

Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

Consolidated Statements of Operations for each of the three years in the period ended October 29, 2000

Consolidated Balance Sheets at October 31, 1999 and October 29, 2000

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended October 29, 2000

Consolidated Statements of Cash Flows for each of the three years in the period ended October 29, 2000

Notes to Consolidated Financial Statements

Report of Management

Report of Independent Accountants

(2) Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended October 29, 2000

(3) Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b) Applied did not file a report on Form 8-K during its fourth fiscal quarter of 2000.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        October 25,  October 31,  October 29,
Year ended                                                 1998         1999         2000
------------------------------------------------------ ------------ ------------ -------------
(In thousands, except per share amounts)

Net sales...................................            $4,330,014   $5,096,302    $9,564,412
Cost of products sold.......................             2,313,701    2,677,083     4,708,684
------------------------------------------------------ ------------ ------------ -------------
Gross margin................................             2,016,313    2,419,219     4,855,728

Operating expenses:
    Research, development and engineering...               697,291      740,114     1,107,922
    Marketing and selling...................               335,860      340,515       483,316
    General and administrative..............               290,451      354,781       477,437
    Non-recurring items.....................               237,227       50,915        40,000
------------------------------------------------------ ------------ ------------ -------------
Income from operations......................               455,484      932,894     2,747,053

Non-recurring income, net...................                15,000       30,000        68,158

Interest expense............................                46,074       47,566        51,375
Interest income.............................                84,283      108,016       184,008
------------------------------------------------------ ------------ ------------ -------------
Income from continuing operations before
    income taxes and equity in
    net income/(loss) of joint venture......               508,693    1,023,344     2,947,844

Provision for income taxes..................               172,956      330,458       884,292
------------------------------------------------------ ------------ ------------ -------------
Income from continuing operations before
    equity in net income/(loss)
    of joint venture........................               335,737      692,886     2,063,552

Restructuring of joint venture..............               (18,423)       3,677            --
Equity in net income/(loss)
    of joint venture........................               (18,649)      30,116            --
------------------------------------------------------ ------------ ------------ -------------
Income from continuing operations...........               298,665      726,679     2,063,552

Provision for discontinuance
    of joint venture........................               (20,996)      20,996            --
------------------------------------------------------ ------------ ------------ -------------
Net income..................................              $277,669     $747,675    $2,063,552
====================================================== ============ ============ =============

Earnings per share:
    Basic--continuing operations............                 $0.39        $0.93         $2.56
    Basic--discontinued operations..........                 (0.03)        0.03            --
------------------------------------------------------ ------------ ------------ -------------
        Total basic ........................                 $0.36        $0.96         $2.56
------------------------------------------------------ ------------ ------------ -------------
    Diluted--continuing operations..........                 $0.38        $0.88         $2.40
    Diluted--discontinued operations........                 (0.03)        0.03            --
------------------------------------------------------ ------------ ------------ -------------
        Total diluted.......................                 $0.35        $0.91         $2.40
------------------------------------------------------ ------------ ------------ -------------
Weighted average number of shares:
    Basic...................................               762,152      778,604       806,580
    Diluted.................................               786,596      820,580       859,169
------------------------------------------------------ ------------ ------------ -------------

      See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED BALANCE SHEETS

                                                           October 31,    October 29,
                                                              1999           2000
------------------------------------------------------   -------------  -------------
(In thousands, except per share amounts)

ASSETS

Current assets:
    Cash and cash equivalents.........................       $868,121     $1,647,604
    Short-term investments............................      1,951,254      2,580,435
    Accounts receivable, less allowance for doubtful
       accounts of $4,153 at 1999 and $1,825 at 2000..      1,268,146      2,351,379
    Inventories.......................................        727,107      1,503,751
    Deferred income taxes.............................        341,668        549,108
    Other current assets..............................        154,424        206,870
------------------------------------------------------   -------------  -------------
Total current assets..................................      5,310,720      8,839,147

Property, plant and equipment, net....................      1,278,269      1,366,782
Other assets..........................................        425,521        339,801
------------------------------------------------------   -------------  -------------
Total assets..........................................     $7,014,510    $10,545,730
======================================================   =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable.....................................         $5,789        $94,676
    Current portion of long-term debt.................         36,484         11,621
    Accounts payable and accrued expenses.............      1,442,718      2,268,608
    Income taxes payable..............................        246,506        384,806
------------------------------------------------------   -------------  -------------
Total current liabilities.............................      1,731,497      2,759,711

Long-term debt........................................        584,357        573,126
Deferred income taxes and other liabilities...........        123,398        108,545
------------------------------------------------------   -------------  -------------
Total liabilities.....................................      2,439,252      3,441,382
------------------------------------------------------   -------------  -------------

Commitments and contingencies (Note 13)

Stockholders' equity:
    Preferred stock: $.01 par value per share; 1,000
       shares authorized; no shares issued and
       outstanding....................................             --             --
    Common stock: $.01 par value per share; 2,500,000
       shares authorized; 793,224 and 812,462 shares
       issued and outstanding at 1999 and 2000,
       respectively...................................          7,932          8,125
    Additional paid-in capital........................      1,443,723      1,930,212
    Retained earnings.................................      3,122,337      5,185,181
    Accumulated other comprehensive income/(loss).....          1,266        (19,170)
------------------------------------------------------   -------------  -------------
Total stockholders' equity............................      4,575,258      7,104,348
------------------------------------------------------   -------------  -------------
Total liabilities and stockholders' equity............     $7,014,510    $10,545,730
======================================================   =============  =============

      See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                Accumulated
                                      Common Stock      Additional                 Other
                                   -------------------   Paid-In    Retained   Comprehensive
                                    Shares    Amount     Capital    Earnings   Income/(Loss)   Total
---------------------------------- --------- --------- ----------- ----------- ------------ -----------
(In thousands)

Balance at October 26, 1997....     762,640    $7,626  $1,046,353  $2,096,993     ($11,160) $3,139,812
  Components of comprehensive income:
    Net income.................          --        --          --     277,669           --     277,669
    Translation adjustments....          --        --          --          --        5,817       5,817
                                                                                            -----------
      Comprehensive income.....                                                                283,486
  Net issuance under stock
    plans, including tax
    benefits of $28,373........      11,554       116     102,791          --           --     102,907
  Stock repurchases............      (9,940)      (99)   (158,816)         --           --    (158,915)
---------------------------------- --------- --------- ----------- ----------- ------------ -----------
Balance at October 25, 1998....     764,254     7,643     990,328   2,374,662       (5,343)  3,367,290
  Components of comprehensive income:
    Net income.................          --        --          --     747,675           --     747,675
    Translation adjustments....          --        --          --          --        6,609       6,609
                                                                                            -----------
      Comprehensive income.....                                                                754,284
  Net issuance under stock
    plans, including tax
    benefits of $161,291.......      24,730       247     366,910          --           --     367,157
  Issuances for acquisitions...       6,430        64     148,376                              148,440
  Stock repurchases............      (2,190)      (22)    (61,891)         --           --     (61,913)
---------------------------------- --------- --------- ----------- ----------- ------------ -----------
Balance at October 31, 1999....     793,224     7,932   1,443,723   3,122,337        1,266   4,575,258
  Components of comprehensive income:
    Net income.................          --        --          --   2,063,552           --   2,063,552
    Translation adjustments....          --        --          --          --      (20,436)    (20,436)
                                                                                            -----------
      Comprehensive income.....                                                              2,043,116
  Net issuance under stock
    plans, including tax
    benefits of $387,478.......      22,433       225     663,611          --           --     663,836
  Stock repurchases............      (3,195)      (32)   (177,122)         --           --    (177,154)
  Adjustment to conform
    fiscal year end for
    Etec Systems, Inc..........          --        --          --        (708)          --        (708)
---------------------------------- --------- --------- ----------- ----------- ------------ -----------
Balance at October 29, 2000....     812,462    $8,125  $1,930,212  $5,185,181     ($19,170) $7,104,348
================================== ========= ========= =========== =========== ============ ===========

      See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                October 25,   October 31,   October 29,
Year ended                                         1998          1999          2000
---------------------------------------------  ------------  ------------  ------------
(In thousands)

Cash flows from operating activities:
  Net income.................................     $277,669      $747,675    $2,063,552
  Provision for discontinuance
    of joint venture.........................       20,996       (20,996)           --
  Adjustments required to reconcile income
    from continuing operations to cash
    provided by continuing operations:
    Equity in net (income)/loss and
      restructuring charges of
      joint venture..........................       37,072       (33,793)           --
    Acquired in-process research and
      development expense....................       32,227        43,400            --
    Write-down of intangible asset...........       70,000            --            --
    Depreciation and amortization...........       293,499       288,409       361,970
    Deferred income taxes...................       (44,342)       10,598      (237,262)
    Tax benefits from employee stock
      option plans...........................       28,373       161,291       387,478
    Adjustment to conform fiscal year end
      for Etec Systems, Inc..................        --            --             (708)
    Changes in assets and liabilities, net
      of amounts acquired:
      Accounts receivable....................      304,024      (362,857)   (1,086,262)
      Inventories............................      114,863       (56,314)     (788,590)
      Other current assets...................      (17,478)      (35,996)      (57,683)
      Other assets...........................      (14,479)      (10,939)       19,460
      Accounts payable and accrued expenses..     (147,868)      183,168       835,675
      Income taxes payable...................      (96,311)      154,667       138,674
      Other liabilities......................       10,164        12,329        15,511
---------------------------------------------  ------------  ------------  ------------
Cash provided by continuing operations.......      868,409     1,080,642     1,651,815
---------------------------------------------  ------------  ------------  ------------
Cash flows from investing activities:
  Capital expenditures, net of retirements...     (464,372)     (219,657)     (383,255)
  Cash paid for acquisitions, net of cash
    acquired.................................           --       (36,466)           --
  Cash paid for licensed technology..........      (32,227)           --            --
  Proceeds from sales of short-term
    investments..............................      779,356       984,480     2,008,257
  Purchases of short-term investments........     (875,222)   (1,710,694)   (2,637,438)
---------------------------------------------  ------------  ------------  ------------
Cash used for investing......................     (592,465)     (982,337)   (1,012,436)
---------------------------------------------  ------------  ------------  ------------
Cash flows from financing activities:
  Short-term debt activity, net..............      (54,811)        4,849        86,382
  Long-term debt repayments..................       (9,422)      (21,380)      (36,444)
  Issuance of common stock
    under stock plans........................       74,534       205,866       276,358
  Repurchases of common stock................     (158,915)      (61,913)     (177,154)
---------------------------------------------  ------------  ------------  ------------
Cash provided by/(used for) financing........     (148,614)      127,422       149,142
---------------------------------------------  ------------  ------------  ------------
Effect of exchange rate changes on cash......        7,457         3,589        (9,038)
---------------------------------------------  ------------  ------------  ------------
Increase in cash and cash equivalents........      134,787       229,316       779,483
Cash and cash equivalents--beginning of year.      504,018       638,805       868,121
---------------------------------------------  ------------  ------------  ------------
Cash and cash equivalents--end of year.......     $638,805      $868,121    $1,647,604
=============================================  ============  ============  ============

Cash payments for interest were $46,993 for fiscal 1998, $46,125 for fiscal 1999 and $43,601 for fiscal 2000. Net cash activities for income taxes were $270,149 paymnents for fiscal 1998, $3,375 refunds for fiscal 1999 and $562,885 payments for fiscal 2000.

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation   The consolidated financial statements include the accounts of Applied Materials, Inc. and its subsidiaries (Applied) after elimination of intercompany balances and transactions.

Applied's fiscal year ends on the last Sunday in October of each year. Fiscal 1998 and 2000 contained 52 weeks, whereas fiscal 1999 contained 53 weeks. The inclusion of an additional week in fiscal 1999 did not have a material effect on Applied's financial condition or results of operations.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Cash Equivalents and Short-Term Investments   All highly-liquid investments with a remaining maturity of three months or less at the time of purchase are considered to be cash equivalents. All of Applied's short-term investments are classified as available-for-sale at the balance sheet dates. Investments classified as available-for-sale are recorded at fair value and any material temporary difference between the cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income/(loss).

Inventories    Inventories are generally stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis.

Property, Plant and Equipment   Property, plant and equipment is stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives for financial reporting purposes are as follows: buildings and improvements, five to 33 years; demonstration and manufacturing equipment, three to five years; and furniture, fixtures and other equipment, three to 15 years. Land improvements are amortized over the shorter of 15 years or the estimated useful life. Leasehold improvements are amortized over the shorter of five years or the lease term.

Intangible Assets    Purchased technology and goodwill are presented at cost, net of accumulated amortization, and are amortized over their estimated useful lives of three to 10 years using the straight-line method.

Long-Lived Assets   Applied reviews long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Applied assesses these assets for impairment based on estimated future cash flows from these assets.

Revenue Recognition   Systems and spares revenue is generally recognized upon shipment. A provision for the estimated cost of system installation and warranty is recorded when revenue is recognized. Service revenue is generally recognized ratably over the period of the related contract.

Derivative Financial Instruments   Applied uses financial instruments such as forward exchange contracts to hedge a portion, but not all, of its firm commitments denominated in foreign currencies, and uses currency option contracts to hedge a portion, but not all, of its anticipated and uncommitted transactions expected to be denominated in foreign currencies. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the committed or anticipated transactions being hedged. The purpose of Applied's foreign currency management is to minimize the effect of exchange rate changes on actual cash flows from foreign currency denominated transactions. Gains and losses on forward exchange and currency option contracts are deferred and recognized in the Consolidated Statements of Operations when the related transactions being hedged are recognized. If the underlying transaction being hedged fails to occur, or occurs prior to the maturity of the financial instrument, Applied immediately recognizes the gain or loss on the associated financial instrument. Those forward exchange contracts that have been marked to market are included in accounts payable and accrued expenses on Applied's Consolidated Balance Sheets. To date, premiums paid for currency option contracts have not been material. Applied does not use derivative financial instruments for trading or speculative purposes.

Foreign Currency Translation   Applied's subsidiaries located in Japan and Europe operate primarily using local functional currencies. Accordingly, all assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting translation adjustments are presented as a separate component of accumulated other comprehensive income/(loss).

Applied's subsidiaries located in Ireland, Italy, Israel, Korea, Taiwan, Southeast Asia and China primarily use the U.S. dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, except for non-monetary assets, such as inventories and property, plant and equipment, that are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. The resulting translation gains and losses are included in the Consolidated Statements of Operations as they are incurred.

Employee Stock Plans    As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock- Based Compensation," Applied elected to continue to apply the provisions of Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock option and stock purchase plans. Applied is generally not required under APB 25 and related interpretations to recognize compensation expense in connection with its employee stock option and stock purchase plans. Applied is required by SFAS 123 to present, in the notes to the consolidated financial statements, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value method of accounting prescribed by SFAS 123.

Concentrations of Credit Risk   Financial instruments that potentially subject Applied to significant concentrations of credit risk consist principally of cash equivalents, short-term investments, trade accounts receivable and derivative financial instruments used in hedging activities.

Applied invests in a variety of financial instruments such as certificates of deposit, corporate and municipal bonds, and U.S. Treasury and agency securities, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer.

Applied's customers consist of semiconductor manufacturers located throughout the world. Applied performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral to secure accounts receivable. Applied maintains a reserve for potentially uncollectible accounts receivable based on its assessment of the collectibility of accounts receivable.

Applied is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but does not expect any counterparties to fail to meet their obligations.

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

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of Applied's common stock for the period. For fiscal 2000, options to purchase approximately 2,906,760 shares of common stock at an average exercise price of $84.33 were excluded from the computation, since this average exercise price exceeded the average fair market value of Applied's common stock during fiscal 2000.

Reclassifications    Certain prior year amounts have been reclassified to conform to the fiscal 2000 presentation or in accordance with applicable accounting requirements.

Recent Accounting Pronouncements    In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Applied will adopt SFAS 133, as amended by SFAS 137 and SFAS 138, in the first fiscal quarter of 2001, and does not expect the adoption to have a material effect on its financial condition or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," providing guidance on the recognition, presentation and disclosure of revenue in financial statements. Applied is required to adopt SAB 101 in the fourth fiscal quarter of 2001, retroactively effective to the beginning of fiscal 2001. Management is currently evaluating the potential effect of the implementation of SAB 101 on Applied's financial condition and results of operations. Because Applied has complied with generally accepted accounting principles for historical revenue recognition, any change in revenue recognition resulting from SAB 101 will be reported as a change in accounting principle in the fourth fiscal quarter of 2001. While SAB 101 would not affect the fundamental aspects of Applied's operations as measured by shipments and cash flows, the implementation of SAB 101 could result in changes to the timing of Applied's revenue recognition practices, and therefore have a material and adverse effect on Applied's financial condition and results of operations in the period of implementation.

NOTE 2   BUSINESS COMBINATIONS

On December 11, 1998, Applied acquired Consilium, Inc. (Consilium), a supplier of integrated semiconductor and electronics manufacturing execution systems and services, in a stock-for-stock merger accounted for as a pooling-of-interests. Due to the immateriality of Consilium's historical financial position and results of operations in relation to those of Applied, Applied's prior period financial statements have not been restated. Applied issued approximately 3 million shares of its common stock to complete this transaction, and recorded $5 million of transaction costs as a one-time operating expense.

On October 5, 1999, Applied acquired Obsidian, Inc. (Obsidian), a developer of fixed-abrasive chemical mechanical polishing solutions for the semiconductor industry, in a stock-for-stock merger accounted for as a purchase business combination. Applied issued shares of its common stock having a market value of $150 million to complete this transaction, and recorded acquired in-process research and development expense of $35 million as a one-time operating expense. In connection with this acquisition, Applied recorded purchased technology of $36 million and goodwill of $117 million to be amortized over seven years.

On October 29, 1999, Applied acquired the remaining 50 percent of AKT, Inc. (AKT), a company that develops, manufactures and markets systems used to produce flat panel displays (FPDs), in a purchase business combination for $87 million in cash. In connection with this acquisition, Applied recorded acquired in-process research and development expense of $8 million, purchased technology of $75 million and goodwill of $35 million. Purchased technology will be amortized over five years and goodwill over 10 years. Previously, Applied and Komatsu Ltd. (Komatsu) each owned 50 percent of AKT as a joint venture. Applied accounted for its interest in the joint venture using the equity method. During the fourth fiscal quarter of 1998, Applied decided to discontinue the operations of AKT over a 12-month period. As a result of this decision, Applied recorded a $40 million provision for discontinued operations, consisting of $19 million primarily for immediate headcount reductions and lease terminations, and $21 million for net expenses and other obligations expected to be incurred during, or at completion of, the 12-month wind-down period. In addition, Applied also recorded its $18 million share of AKT's operating losses as a component of discontinued operations. In late fiscal 1999, due to an overall improvement in the FPD industry, AKT's financial condition and business outlook improved. As a result, Applied reassessed its decision to discontinue AKT's operations, and agreed to acquire Komatsu's 50 percent interest. Because of the decision to continue AKT's operations, Applied reclassified AKT's prior period operating results from discontinued operations to continuing operations, and reversed into income in fiscal 1999 the $21 million provision for discontinued operations recorded in fiscal 1998, which was no longer required. The reclassifications did not change Applied's previously reported net income or earnings per share amounts, and were recorded in accordance with Emerging Issues Task Force Issue No. 90-16, "Accounting for Discontinued Operations Subsequently Retained."

On March 29, 2000, Applied acquired Etec Systems, Inc. (Etec), a supplier of mask pattern generating equipment for the semiconductor and electronics industries, in a stock-for-stock merger. This transaction was accounted for as a pooling-of-interests; therefore, all prior period amounts have been restated. Applied issued approximately 29 million shares of its common stock to complete this transaction, and recorded $40 million of transaction costs as a one-time operating expense. Additionally, Applied recorded a one-time, pre-tax operating expense of $14 million ($6.5 million in cost of products sold and $7.5 million in general and administrative expenses) to conform Etec's accounting policies to those of Applied.

Prior to the merger, Etec's fiscal year end (July 31) was different than Applied's (last Sunday in October). Fiscal 1999 amounts included herein for Etec have not been conformed to Applied's fiscal year. To conform Etec's fiscal 2000 amounts to Applied's fiscal year, Etec's net loss for the three months ended October 31, 1999 was reflected as an adjustment to retained earnings for the first fiscal quarter of 2000. Etec's net sales and net loss for the three months ended October 31, 1999 were $43 million and $708,000, respectively.

Net sales and net income for each company from the beginning of the periods presented to the date of consummation of the merger (March 29, 2000) were as follows:

Fiscal year ended        1998        1999        2000
--------------------- ----------- ----------- -----------
(In thousands)

Net sales:
  Applied........     $4,041,687  $4,859,136  $9,487,761
  Etec...........        288,327     237,166      76,651 *
--------------------- ----------- ----------- -----------
  Combined.......     $4,330,014  $5,096,302  $9,564,412
--------------------- ----------- ----------- -----------

Net income:
  Applied........       $230,902    $746,649  $2,071,970
  Etec...........         46,767       1,026      (8,418)*
                      ----------- ----------- -----------
  Combined.......       $277,669    $747,675  $2,063,552
--------------------- ----------- ----------- -----------

* Does not include amounts subsequent to March 29, 2000. Such amounts have been included in the amounts presented for Applied.

NOTE 3   FINANCIAL INSTRUMENTS

Investments    At October 31, 1999 and October 29, 2000, the fair value of Applied's short-term investments approximated cost. Accordingly, temporary differences between the short-term investment portfolio's fair value and its cost have not been presented as a separate component of accumulated other comprehensive income/(loss). Short-term investments by security type were as follows:

                                            1999         2000
---------------------------------------- -----------  -----------
(In thousands)

Obligations of states and political
  subdivisions..........................   $305,769     $431,787
U.S. commercial paper, corporate bonds
  and medium-term notes.................    884,431      994,584
Bank certificates of deposit............    282,399      372,031
U.S. Treasury and agency securities.....    360,710      623,928
Other debt securities...................    117,945      158,105
---------------------------------------- -----------  -----------
                                         $1,951,254   $2,580,435
---------------------------------------- -----------  -----------

Cash and cash equivalents included investments in debt and other securities of $194 million at October 31, 1999 and $311 million at October 29, 2000.

Contractual maturities of short-term investments at October 29, 2000 were as follows:

                                               Due
                                 Due in       After        Due
                                   One      One Year      After
                                  Year       Through      Three
                                 or Less   Three Years    Years       Total
------------------------------ ----------- ----------- ----------- -----------
(In thousands)

Obligations of states and
  political subdivisions......   $163,499    $102,373    $165,915    $431,787
U.S. commercial paper,
  corporate bonds and
  medium-term notes...........    849,598      95,346      49,640     994,584
Bank certificates of deposit..    372,031          --          --     372,031
U.S. Treasury and
  agency securities...........    267,026      25,932     330,970     623,928
Other debt securities.........         --      23,916     134,189     158,105
------------------------------ ----------- ----------- ----------- -----------
                               $1,652,154    $247,567    $680,714  $2,580,435
------------------------------ ----------- ----------- ----------- -----------

Gross unrealized holding gains and losses were not material at October 31, 1999 or October 29, 2000. Gross realized gains and losses on sales of short-term investments were not material for fiscal 1998, 1999 or 2000. Applied manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet Applied's current cash requirements.

Derivative Financial Instruments    The notional amounts of derivative financial instruments were as follows:

                                                         1998        1999
----------------------------------------------------- ----------- -----------
(In thousands)

Forward exchange contracts to sell Japanese yen
  for U.S. dollars..................................    $572,700  $1,520,309
Forward exchange contracts to sell U.S. dollars
  for foreign currency (primarily Japanese yen).....    $405,853    $636,448
Currency option contracts to sell Japanese yen for
  U.S. dollars......................................    $227,037    $589,827
Currency option contracts to sell U.S. dollars for
  British pounds....................................        $ --     $24,750
----------------------------------------------------- ----------- -----------

All forward exchange and currency option contracts outstanding at October 29, 2000 have remaining maturities of less than one year. Management believes that these contracts will not subject Applied to undue risk from foreign exchange movements because gains and losses on these contracts generally offset gains and losses on the underlying assets, liabilities and transactions being hedged.

Fair Value of Financial Instruments   The carrying amounts of Applied's financial instruments, including cash, cash equivalents, short-term investments, accounts receivable, notes payable, accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. Consequently, these financial instruments are not contained in the following table. Carrying amounts and estimated fair values of other financial instruments, including those financial instruments that are not carried on Applied's Consolidated Balance Sheets, were as follows:

                                               1999                     2000
                                     -----------------------  -----------------------
                                                  Estimated                Estimated
                                      Carrying      Fair       Carrying      Fair
                                       Amount       Value       Amount       Value
-----------------------------------  ----------- -----------  ----------- -----------
(In thousands)

Long-term debt, including
  current portion...............       $620,841    $605,366     $584,747    $569,118
Forward exchange contracts:
    Sell foreign currency.......       $545,313    $555,061   $1,538,098  $1,540,355
    Buy foreign currency........       $396,318    $412,625     $632,299    $632,102
Currency option contracts:
    Sell foreign currency.......         $2,601        $302       $6,414      $5,450
-----------------------------------  ----------- -----------  ----------- -----------

The estimated fair value of long-term debt is based primarily on quoted market prices for the same or similar issues. The fair value of forward exchange and currency option contracts is based on quoted market prices for comparable instruments.

NOTE 4   BALANCE SHEET DETAIL

                                                  1999        2000
--------------------------------------------- ----------- -----------
(In thousands)

Inventories:
Customer service spares......................   $267,623    $443,595
Raw materials................................    124,051     384,840
Work-in-process..............................    246,953     413,228
Finished goods...............................     88,480     262,088
--------------------------------------------- ----------- -----------
                                                $727,107  $1,503,751
--------------------------------------------- ----------- -----------

Property, Plant and Equipment:
Land and improvements........................   $192,551    $199,062
Buildings and improvements...................    801,465     933,078
Demonstration and manufacturing equipment....    531,649     605,674
Furniture, fixtures and other equipment......    410,816     436,712
Construction in progress.....................    305,739     321,950
--------------------------------------------- ----------- -----------
Gross property, plant and equipment..........  2,242,220   2,496,476
Accumulated depreciation.....................   (963,951) (1,129,694)
--------------------------------------------- ----------- -----------
                                              $1,278,269  $1,366,782
--------------------------------------------- ----------- -----------

Other Assets:
Purchased technology, net....................   $205,667    $184,329
Goodwill, net................................    162,015     100,335
Other........................................     57,839      55,137
--------------------------------------------- ----------- -----------
                                                $425,521    $339,801
--------------------------------------------- ----------- -----------

Accounts Payable and Accrued Expenses:
Accounts payable.............................   $382,915    $649,681
Compensation and employee benefits...........    302,433     446,848
Installation and warranty....................    236,272     363,697
Deferred revenue.............................     55,921     144,447
Customer deposits.............................    89,689      70,487
Other........................................    375,488     593,448
--------------------------------------------- ----------- -----------
                                              $1,442,718  $2,268,608
--------------------------------------------- ----------- -----------

NOTE 5   NOTES PAYABLE

Applied has credit facilities for unsecured borrowings in various currencies up to approximately $635 million, of which $500 million is comprised of two revolving credit agreements in the United States with a group of banks. One agreement is a $250 million line of credit that expires in March 2001, and the other is a $250 million line of credit that expires in March 2003. The agreements provide for borrowings at various rates, including the lead bank's prime reference rate, and include financial and other covenants with which Applied was in compliance at October 29, 2000. No amounts were outstanding under these agreements at the end of fiscal 1999 or 2000. The remaining credit facilities of approximately $135 million are primarily with Japanese banks at rates indexed to their prime reference rate. Amounts outstanding under these credit facilities at October 31, 1999 were not material. At October 29, 2000, $95 million was outstanding under Japanese credit facilities at an average annual interest rate of 0.62 percent.

NOTE 6   LONG-TERM DEBT

Long-term debt outstanding was as follows:

                                                           1999       2000
------------------------------------------------------- ---------- ----------
(In thousands)

Japanese debt, 1.72%-4.85%, maturing 1999-2011........    $47,841    $41,747
6.65-7.00% medium-term notes due 2000-2005,
    interest payable March 15 and September 15........     73,000     43,000
8% noncallable unsecured senior notes due 2004,
    interest payable March 1 and September 1..........    100,000    100,000
6.75% noncallable unsecured senior notes due 2007,
    interest payable April 15 and October 15..........    200,000    200,000
7.125% noncallable unsecured senior notes due 2017,
    interest payable April 15 and October 15..........    200,000    200,000
------------------------------------------------------- ---------- ----------
                                                          620,841    584,747
Current portion.......................................    (36,484)   (11,621)
------------------------------------------------------- ---------- ----------
                                                         $584,357   $573,126
------------------------------------------------------- ---------- ----------

At October 29, 2000, $36 million of Japanese debt was collateralized by property and equipment with a net book value of $59 million.

Applied has debt agreements that contain financial and other covenants. These covenants place restrictions on additional borrowings by U.S. subsidiaries of Applied, liens against Applied's assets and certain sale and leaseback transactions. At October 29, 2000, Applied was in compliance with all covenants.

Aggregate debt maturities at October 29, 2000 were: $12 million in fiscal 2001; $5 million in fiscal 2002; $5 million in fiscal 2003; $105 million in fiscal 2004; $46 million in fiscal 2005; and $412 million thereafter.

NOTE 7   NON-RECURRING ITEMS

Non-recurring operating expense items do not include items associated with the fiscal 1998 decision by Applied to discontinue the operations of AKT or non-recurring income (see Note 2 and Note 8 of Notes to Consolidated Financial Statements). Non-recurring operating expense items included the following:

Fiscal year ended                          1998       1999       2000
--------------------------------------- ---------- ---------- ----------
(In thousands)

Acquired in-process research and
  development expense..................   $32,227    $43,400       $ --
Write-down of impaired asset...........    70,000         --         --
Restructuring charges..................   135,000      2,515         --
Acquisition expenses...................        --      5,000     40,000
--------------------------------------- ---------- ---------- ----------
                                         $237,227    $50,915    $40,000
--------------------------------------- ---------- ---------- ----------

Acquired In-Process Research and Development Expense   During fiscal 1998, Applied entered into an agreement with Trikon Technologies, Inc. for a non-exclusive, worldwide, perpetual license of MORI™ plasma source and Forcefill™ deposition technology. Because the development of this technology had not yet reached technological feasibility at the time of its acquisition and had no alternative future use for Applied, Applied recognized $32 million, including transaction costs, of acquired in-process research and development expense at the time of its acquisition.

During fiscal 1999, Applied recorded $35 million of acquired in-process research and development expense in connection with its acquisition of Obsidian. Also during fiscal 1999, Applied recorded $8 million of acquired in-process research and development expense in connection with its acquisition of AKT. For further details regarding these acquisitions, see Note 2 of Notes to Consolidated Financial Statements.

Write-Down of Impaired Asset   During fiscal 1998, Applied determined that the carrying value of a certain purchased technology asset exceeded its net realizable value. This occurred because of rapid changes in technology and significant changes in business conditions, both of which resulted in a reduced demand outlook for products incorporating the purchased technology. Applied's determination was supported by the results of an independent analysis prepared by a nationally-recognized valuation firm. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," Applied recorded a pre-tax charge of $70 million for this impairment in asset value.

Restructuring Charges   During fiscal 1998, Applied recorded pre-tax restructuring charges of $135 million, consisting of $75 million for headcount reductions and $60 million for consolidation of facilities and related fixed assets. These restructuring actions occurred in Applied's third and fourth fiscal quarters, and were taken to align Applied's cost structure with prevailing market conditions and to create a more flexible and efficient organization that would be better positioned for an industry recovery. Headcount reductions consisted of a voluntary separation plan during the third fiscal quarter of 1998 and a reduction in force during the fourth fiscal quarter of 1998. The voluntary separation plan resulted in a headcount reduction of approximately 800 employees, or approximately six percent of Applied's global workforce, for a cost of $25 million. The reduction in force eliminated approximately 2,000 additional positions, or approximately 15 percent of Applied's global workforce, for a cost of $50 million. The majority of these positions were eliminated in California and Texas, with the remainder being eliminated from other locations worldwide.

During fiscal 1999, Etec recorded pre-tax restructuring charges of $3 million, consisting of $2 million for headcount reductions and $1 million for consolidation of facilities. The restructuring actions eliminated approximately 90 positions, primarily located in California and Oregon, and consolidated Etec's facilities in Europe and Oregon.

During fiscal 1998, 1999 and 2000, $42 million, $48 million and $17 million, respectively, of cash was used for restructuring costs. At October 29, 2000, the remaining restructuring accrual balance was not material.

Acquisition Expenses   During fiscal 1999, Applied recorded $5 million of pre-tax, operating expenses for costs incurred in connection with its acquisition of Consilium. During fiscal 2000, Applied recorded $40 million of pre-tax, operating expenses in connection with its acquisition of Etec. For further details regarding these acquisitions, see Note 2 of Notes to Consolidated Financial Statements.

NOTE 8   NON-RECURRING INCOME, NET

During the first fiscal quarter of 1998, Applied settled all outstanding litigation with ASM International N.V. (ASMI). As a result of this settlement, Applied received a convertible note for $80 million and recorded the amount as pre-tax, non-recurring income. Applied collected $15 million against the note in November 1997. During the fourth fiscal quarter of 1998, Applied determined, based on facts and circumstances known at that time, that collection of the remaining note balance was doubtful, and recorded a $65 million pre-tax, non-recurring charge to fully reserve the outstanding note balance. As a result, Applied recognized subsequent payments related to the remaining balance of the note receivable as non-recurring income upon receipt of cash. The net effect of the ASMI settlement for fiscal 1998 was $15 million of pre-tax, non-operating income.

During the first fiscal quarter of 1999, subsequent to the original maturity date of the ASMI note and in accordance with a restructured agreement, Applied received a $20 million payment from ASMI and recorded the amount as non-recurring income. During the fourth fiscal quarter of 1999, Applied received another payment from ASMI of $10 million and also recorded the amount as non-recurring income.

During the second fiscal quarter of 2000, Applied recorded an additional $68 million of pre-tax, non-operating income related to the ASMI litigation settlement. This amount consisted of: 1) the final cash payment of $35 million related to the outstanding note receivable; and 2) a net gain of $33 million on the exercise of ASMI warrants and subsequent sale of the resulting shares. Royalties received from ASMI pursuant to the settlement agreement have not been, and are not expected to be, material.

NOTE 9   STOCKHOLDERS' EQUITY

Stock Split   On February 15, 2000, Applied's Board of Directors approved a two-for-one stock split of Applied's common stock, which was distributed in the form of a 100 percent stock dividend on March 15, 2000 to stockholders of record as of February 25, 2000. All prior period common stock and applicable share and per share amounts have been restated to reflect this stock dividend.

Comprehensive Income   See the Consolidated Statements of Stockholders' Equity for the components of comprehensive income, which are presented net of tax. Accumulated other comprehensive income/(loss) presented in the accompanying Consolidated Balance Sheets consists entirely of foreign currency translation adjustments.

Stock Repurchase Program   Since March 1996, Applied has systematically repurchased shares of its common stock in the open market to partially fund its stock-based employee benefit and incentive plans. In fiscal 1998, 9,940,000 shares were repurchased at an average price of $15.99 per share. In fiscal 1999, 2,190,000 shares were repurchased at an average price of $28.27 per share. In fiscal 2000, 3,195,000 shares were repurchased at an average price of $55.44 per share.

NOTE 10    EMPLOYEE BENEFIT PLANS

Stock Options   Applied grants options to employees and non-employee directors to purchase shares of its common stock, at future dates, at the fair market value on the date of grant. Options generally vest over one to four years, and generally expire no later than seven years from the date of grant. There were 25,524,000 shares available for grant at October 25, 1998, 3,516,000 at October 31, 1999 and 36,965,000 at October 29, 2000. Stock option activity was as follows:

                                              1998                1999                2000
                                     ------------------- ------------------- -------------------
                                               Weighted            Weighted            Weighted
                                                Average             Average             Average
                                               Exercise            Exercise            Exercise
                                      Shares     Price    Shares     Price    Shares     Price
------------------------------------ --------- --------- --------- --------- --------- ---------
(In thousands, except per share amounts)

Outstanding, beginning of year......   70,574     $7.94   108,750    $11.49   109,374    $17.58
Granted and assumed.................   55,168    $15.03    28,460    $33.18    36,608    $49.33
Exercised...........................   (8,458)    $4.18   (21,740)    $7.58   (20,849)   $10.80
Canceled............................   (8,534)   $12.23    (6,096)   $14.12    (3,136)   $24.21
------------------------------------ --------- --------- --------- --------- --------- ---------
Outstanding, end of year............  108,750    $11.49   109,374    $17.58   121,997    $27.96
------------------------------------ --------- --------- --------- --------- --------- ---------
Exercisable, end of year............   26,310     $6.98    24,774    $10.26    36,177    $12.35
------------------------------------ --------- --------- --------- --------- --------- ---------

The following table summarizes information with respect to options outstanding and exercisable at October 29, 2000:

                          Options Outstanding             Options Exercisable
                  ------------------------------------ ------------------------
                                             Weighted
                                             Average
                                 Weighted   Remaining                 Weighted
                     Number       Average  Contractual    Number      Average
     Range of       of Shares    Exercise      Life      of Shares    Exercise
 exercise prices  (In thousands)   Price    (In years) (In thousands)  Price
----------------- ------------- ----------- ---------- ------------- ----------

 $0.01 -   $9.99        14,438       $6.73        2.8        14,017      $6.70
$10.00 -  $19.99        47,295      $14.61        4.4        19,724     $14.45
$20.00 -  $39.99        24,133      $35.00        6.0         2,290     $26.69
$40.00 -  $59.99        28,886      $42.83        6.9           143     $46.00
$60.00 - $109.99         7,245      $74.71        6.6             3     $80.31
----------------- ------------- ----------- ---------- ------------- ----------
                       121,997      $27.96        5.3        36,177     $12.35
----------------- ------------- ----------- ---------- ------------- ----------

Employee Stock Purchase Plan   Applied sponsors two employee stock purchase plans (ESPP) for the benefit of U.S. and international employees. The U.S. plan is qualified under Section 423 of the Internal Revenue Code. Under the ESPP, substantially all employees may purchase Applied's common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ESPP are limited to 10 percent of an employee's eligible compensation, up to a maximum of $12,750, in any plan year. Shares issued under the ESPP were 3,002,000 for fiscal 1998, 2,992,000 for fiscal 1999 and 1,584,000 for fiscal 2000. At October 29, 2000, 19,784,000 shares were reserved for future issuance under the ESPP.

Stock-Based Compensation    Applied has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation expense has been recognized for Applied's stock option and purchase plan activity. If compensation expense had been determined based on the grant date fair value for awards in fiscal 1998, 1999 and 2000 in accordance with the provisions of SFAS 123, Applied's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Fiscal year ended                              1998        1999        2000
------------------------------------------- ----------- ----------- -----------
(In thousands, except per share amounts)

Net income as reported.....................   $277,669    $747,675  $2,063,552
Pro forma net income.......................   $184,497    $625,449  $1,900,735
Earnings per share as reported:
    Basic..................................      $0.36       $0.96       $2.56
    Diluted................................      $0.35       $0.91       $2.40
Pro forma earnings per share:
    Basic..................................      $0.24       $0.80       $2.36
    Diluted................................      $0.23       $0.76       $2.21
------------------------------------------- ----------- ----------- -----------

In accordance with the provisions of SFAS 123, the pro forma amounts presented above include only those stock options granted subsequent to December 15, 1995.

In calculating pro forma compensation, the fair value of each stock option grant and stock purchase right is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

                                 Stock Options                   ESPP
                          --------------------------  --------------------------
                            1998     1999     2000      1998     1999     2000
------------------------- -------- -------- --------  -------- -------- --------

Dividend yield............   None     None     None      None     None     None
Expected volatility.......     55%      59%      63%       55%      59%      63%
Risk free interest rate...   5.33%    5.48%    6.00%     5.93%    4.75%    5.40%
Expected life (in years)..    3.7      4.0      3.9       0.5      0.5      0.5
------------------------- -------- -------- --------  -------- -------- --------

Based on the Black-Scholes option-pricing model, the weighted average estimated fair value of employee stock option grants was $6.99 for fiscal 1998, $16.80 for fiscal 1999 and $26.10 for fiscal 2000. The weighted average estimated fair value of purchase rights granted under the ESPP was $4.95 for fiscal 1998, $5.27 for fiscal 1999 and $11.22 for fiscal 2000.

Employee Bonus Plans    Applied has various employee bonus plans. A profit sharing plan provides for the distribution of a percentage of pre-tax profits to substantially all Applied employees not eligible for other performance-based incentive plans, up to a maximum percentage of compensation. Other plans award annual bonuses to Applied's executives and key contributors based on the achievement of profitability and other specific performance criteria. Applied also has agreements with key technical employees that provide for additional compensation related to the success of new product development and achievement of specified profitability criteria. Charges to expense under these plans were $115 million for fiscal 1998, $209 million for fiscal 1999 and $286 million for fiscal 2000.

Employee Savings and Retirement Plan   The Employee Savings and Retirement Plan is qualified under Sections 401(a) and (k) of the Internal Revenue Code. Applied contributes a percentage of each participating employee's salary deferral contributions. Company matching contributions are invested in Applied's common stock and become 20 percent vested at the end of an employee's third year of service, and vest 20 percent per year of service thereafter until becoming fully vested at the end of seven years of service. Applied's matching contributions under this plan were $19 million for fiscal 1998, $16 million for fiscal 1999 and $21 million for fiscal 2000.

Defined Benefit Plans of Foreign Subsidiaries   Several of Applied's foreign subsidiaries have defined benefit pension plans covering substantially all of their eligible employees. Benefits under these plans are based on years of service and final average compensation levels. Funding is limited by the local statutory requirements of the countries in which the subsidiaries are located. Expenses under these plans, consisting principally of service cost, were $7 million for fiscal 1998, $9 million for fiscal 1999 and $10 million for fiscal 2000. At October 29, 2000, the aggregate accumulated benefit obligation was $47 million, the projected benefit obligation was $72 million, and the fair value of plan assets was $26 million.

Post-Retirement Benefits   On January 1, 1999, Applied adopted a plan that provides medical and vision benefits to retirees who are at least age 55, and whose age plus years of service is at least 65 at date of retirement. An eligible retiree may elect coverage for a spouse or domestic partner under the age of 65. Coverage under the plan generally ends for both the retiree and spouse or domestic partner upon reaching age 65. This plan has not had, and is not expected to have, a material effect on Applied's financial condition or results of operations.

NOTE 11    INCOME TAXES

The components of income from continuing operations before income taxes and equity in net income/(loss) of joint venture were as follows:

Fiscal year ended                                  1998        1999        2000
----------------------------------------------- ----------- ----------- -----------
(In thousands)

U.S............................................   $446,003    $958,285  $2,557,471
Foreign........................................     62,690      65,059     390,373
----------------------------------------------- ----------- ----------- -----------
Income from continuing operations before
  income taxes and equity in net
  income/(loss) of joint venture...............   $508,693  $1,023,344  $2,947,844
----------------------------------------------- ----------- ----------- -----------

The components of the provision for income taxes were as follows:

Fiscal year ended                                   1998        1999        2000
----------------------------------------------- ----------- ----------- -----------
(In thousands)

Current:
    U.S........................................   $146,512    $241,509    $895,539
    Foreign....................................     49,394      65,811     122,304
    State......................................     21,392      12,540      74,321
----------------------------------------------- ----------- ----------- -----------
                                                   217,298     319,860   1,092,164
----------------------------------------------- ----------- ----------- -----------
Deferred:
    U.S........................................    (29,187)     12,493    (187,557)
    Foreign....................................     (5,952)     (3,065)     (7,845)
    State......................................     (9,203)      1,170     (12,470)
----------------------------------------------- ----------- ----------- -----------
                                                   (44,342)     10,598    (207,872)
----------------------------------------------- ----------- ----------- -----------
                                                  $172,956    $330,458    $884,292
----------------------------------------------- ----------- ----------- -----------

A reconciliation between the statutory U.S. federal income tax rate of 35 percent and Applied's actual effective income tax rate is as follows:

Fiscal year ended                                   1998        1999        2000
----------------------------------------------- ----------- ----------- -----------

Tax provision at U.S. statutory rate...........       35.0%       35.0%       35.0%
Non-tax deductible acquired in-process
  research and development expense.............         --         1.5          --
Effect of foreign operations taxed at
  various rates................................        1.2         0.9        (0.6)
State income taxes, net of federal benefit.....        1.8         0.9         1.4
Research tax credits...........................       (2.6)       (1.5)       (1.5)
Foreign Sales Corporation benefit..............       (3.5)       (3.9)       (4.2)
Other..........................................        2.1        (0.6)       (0.1)
----------------------------------------------- ----------- ----------- -----------
                                                      34.0%       32.3%       30.0%
----------------------------------------------- ----------- ----------- -----------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As discussed in Note 2 of Notes to Consolidated Financial Statements, Applied acquired the remaining 50 percent of AKT in fiscal 1999 and recorded $35 million of goodwill in connection with this acquisition. During fiscal 2000, Applied determined that deferred tax benefits of $29 million, consisting of AKT's pre-acquisition temporary differences and loss and credit carryforwards, were realizable, and recorded this amount against unamortized goodwill.

The components of net deferred income tax assets were as follows:

                                                    1999        2000
----------------------------------------------- ----------- -----------
(In thousands)

Deferred income tax assets, net:
    Inventory reserves and basis difference....    $81,284    $112,779
    Warranty and installation reserves.........     71,646     111,706
    Accrued liabilities........................    140,301     272,819
    Restructuring accrual......................      4,570          --
    Other......................................     43,867      51,804
----------------------------------------------- ----------- -----------
                                                   341,668     549,108
----------------------------------------------- ----------- -----------
Deferred income tax liabilities, net:
    Depreciation...............................      8,324      12,208
    Purchased technology.......................    (54,476)    (34,202)
    Other......................................     12,980      17,681
----------------------------------------------- ----------- -----------
                                                   (33,172)     (4,313)
----------------------------------------------- ----------- -----------
                                                  $308,496    $544,795
----------------------------------------------- ----------- -----------

U.S. income taxes have not been provided for approximately $193 million of cumulative undistributed earnings of several non-U.S. subsidiaries. Applied intends to reinvest these earnings indefinitely in operations outside of the United States.

NOTE 12    INDUSTRY SEGMENT AND FOREIGN OPERATIONS

In fiscal 1999, Applied adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. SFAS 131, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities, whose operating results are reviewed by the chief operating decision maker, and for which discrete financial information is available. Applied's chief operating decision maker has been identified as the Office of the President, which reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Applied operates in one segment for the manufacture, marketing and servicing of semiconductor wafer fabrication equipment. All material operating units qualify for aggregation under SFAS 131 due to their identical customer base and similar: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since Applied operates in one segment, all financial segment information required by SFAS 131 can be found in the consolidated financial statements.

During fiscal 1998 and 2000, no individual customer accounted for more than 10 percent of Applied's net sales. During fiscal 1999, one customer accounted for more than 10 percent of net sales.

For geographical reporting, revenues are attributed to the geographic location in which the customer is located. Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Net sales and long-lived assets by geographic region were as follows:

                              Net     Long-lived
                             Sales      Assets
------------------------- ----------- -----------
(In thousands)

1998:
    North America*....    $1,623,902  $1,051,759
    Taiwan............       868,865      39,712
    Japan.............       782,128     136,528
    Europe............       689,655      84,340
    Korea.............       179,112      43,528
    Asia-Pacific......       186,352       8,936
------------------------- ----------- -----------
                          $4,330,014  $1,364,803
------------------------- ----------- -----------
1999:
    North America*....    $1,755,584  $1,018,476
    Taiwan............     1,016,304      34,692
    Japan.............       875,329     144,098
    Europe............       801,803     104,198
    Korea.............       345,178      27,781
    Asia-Pacific......       302,104       6,863
------------------------- ----------- -----------
                          $5,096,302  $1,336,108
------------------------- ----------- -----------
2000:
    North America*....    $2,597,934  $1,091,922
    Taiwan............     2,317,484      56,784
    Japan.............     1,508,556     139,380
    Europe............     1,430,318     102,593
    Korea.............       868,489      24,745
    Asia-Pacific......       841,631       6,495
------------------------- ----------- -----------
                          $9,564,412  $1,421,919
------------------------- ----------- -----------

* Primarily the United States.

NOTE 13    COMMITMENTS AND CONTINGENCIES

Applied leases some of its facilities and equipment under non-cancelable operating leases and has options to renew most leases, with rentals to be negotiated. Applied also leases some office and general operating facilities in California and Oregon under agreements that provide for regular payments based on LIBOR or the relevant commercial paper rate. In accordance with these agreements, Applied must maintain compliance with covenants similar to those contained in its credit facilities. At the end of these leases, Applied is required to acquire the properties at their original cost or arrange for these properties to be acquired by a third party. If the fair market value of the leased properties declines below original cost, Applied will be contingently liable under first-loss clauses for up to approximately $97 million.

Total rent expense was $80 million for fiscal 1998, $73 million for fiscal 1999 and $105 million for fiscal 2000. Future minimum lease payments at October 29, 2000 were: $102 million for fiscal 2001; $86 million for fiscal 2002; $71 million for fiscal 2003; $54 million for fiscal 2004; $39 million for fiscal 2005; and $116 million thereafter.

Applied has several agreements that allow it to sell accounts receivable from selected customers at a discount to various financial institutions. Receivable sales have the effect of increasing cash and reducing accounts receivable and days sales outstanding. Discounting fees were recorded in interest expense and were not material for fiscal 1998, 1999 or 2000. Accounts receivable sales under these agreements were $499 million for fiscal 1998, $953 million for fiscal 1999 and $1.5 billion for fiscal 2000. At October 29, 2000, $462 million of these receivables remained outstanding and subject to limited recourse provisions. Applied does not expect these recourse provisions to have a material effect on its financial condition or results of operations.

Legal Matters

On June 13, 1997, Applied filed a lawsuit against Varian Associates, Inc. (Varian), alleging infringement of several of Applied's patents concerning physical vapor deposition (PVD) technology. Varian answered the complaint by denying all allegations, counterclaiming for declaratory judgment of invalidity and unenforceability and alleging conduct by Applied in violation of antitrust laws. On July 8, 1997, Varian filed a separate lawsuit against Applied alleging a broad range of conduct in violation of federal antitrust laws and state unfair competition and business practice laws. In September 2000, Applied and Varian settled their disputes, and on October 3, 2000 Applied's claims against Varian and Varian's claims and counterclaims against Applied were dismissed with prejudice.

On July 7, 1997, Applied amended the patent infringement suit against Varian described above to include Novellus Systems, Inc. (Novellus) as a defendant as a result of Novellus' acquisition of Varian's thin film systems PVD business. Applied seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys' fees. On June 23, 1997, Novellus filed a separate lawsuit against Applied, alleging infringement by Applied of three PVD technology patents that were formerly owned by Varian. Discovery has commenced in these actions. The Court has scheduled trial of both cases for August 2001. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

On April 17, 2000, Applied filed a lawsuit against Plasma Physics Corp. (PPC) and Solar Physics Corp. (SPC). The lawsuit seeks a judicial declaration that Applied's chemical vapor deposition equipment does not infringe two patents owned by PPC and exclusively licensed to SPC and/or that those patents are invalid or unenforceable. On July 31, 2000, PPC and SPC answered the complaint and filed a conditional counterclaim alleging that Applied had contributed to or induced others to infringe the two patents. PPC and SBC seek an injunction prohibiting infringement by Applied and an award of costs, expenses and attorneys' fees. The counterclaim is conditional because PPC and SPC have stated that they will not sue Applied for infringement of the two patents if the Court dismisses the lawsuit initiated by Applied for lack of subject matter jurisdiction. The Court subsequently denied without prejudice PPC and SPC's motion to dismiss the lawsuit for lack of subject matter jurisdiction, but stated that PPC and SPC could renew the motion to dismiss if appropriate after further discovery. No trial date has been set.

In September 2000, Applied received notice from the Department of Justice, Antitrust Division that it had begun an investigation into Applied's licensing of technology. Although neither the extent nor the outcome of this investigation can be determined at this time, Applied does not believe that the outcome will have a material adverse effect on its financial position or results of operations.

Applied is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, Applied does not believe that any of these other existing legal matters will have a material adverse effect on its financial condition or results of operations.

NOTE 14   UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                            Quarter
                                        -----------------------------------------------   Fiscal
                                           First      Second       Third      Fourth       Year
--------------------------------------- ----------- ----------- ----------- ----------- -----------
(In thousands, except per share amounts)

1999:
  Net sales............................   $821,375  $1,170,662  $1,490,695  $1,613,570  $5,096,302
  Gross margin.........................   $360,800    $542,289    $715,670    $800,460  $2,419,219

  Income from continuing
    operations*........................    $65,791    $142,130    $248,029    $270,729    $726,679
  Discontinued operations**............     (3,457)      1,182      (9,773)     33,044      20,996
--------------------------------------- ----------- ----------- ----------- ----------- -----------
  Net income                               $62,334    $143,312    $238,256    $303,773    $747,675

  Earnings/(loss) per diluted share:
    Continuing operations..............      $0.08       $0.17       $0.30       $0.33       $0.88
    Discontinued operations............         --          --       (0.01)       0.04        0.03
--------------------------------------- ----------- ----------- ----------- ----------- -----------
                                             $0.08       $0.17       $0.29       $0.37       $0.91
--------------------------------------- ----------- ----------- ----------- ----------- -----------

2000:
  Net sales............................ $1,722,190  $2,190,031  $2,732,028  $2,920,163  $9,564,412
  Gross margin.........................   $857,321  $1,097,598  $1,391,902  $1,508,907  $4,855,728

  Income from continuing
    operations*........................   $327,103    $468,871    $603,781    $663,797  $2,063,552
  Discontinued operations..............         --          --          --          --          --
--------------------------------------- ----------- ----------- ----------- ----------- -----------
  Net income                              $327,103    $468,871    $603,781    $663,797  $2,063,552

  Earnings per diluted share:
    Continuing operations..............      $0.39       $0.54       $0.70       $0.77       $2.40
    Discontinued operations............         --          --          --          --          --
--------------------------------------- ----------- ----------- ----------- ----------- -----------
                                             $0.39       $0.54       $0.70       $0.77       $2.40
--------------------------------------- ----------- ----------- ----------- ----------- -----------

* Income from continuing operations for fiscal 1999 included one-time items, on an after-tax basis, of: $10,350 of income for the first fiscal quarter, $8,054 of expense for the third fiscal quarter and $32,544 of expense for the fourth fiscal quarter. Income from continuing operations for fiscal 2000 included one-time items, on an after-tax basis, of: $9,911 of income for the second fiscal quarter.

** As discussed in Note 2 of Notes to Consolidated Financial Statements, in fiscal 1999, Applied reversed its fiscal 1998 decision to discontinue the operations of AKT. As a result, Applied reclassified the prior period operating results of AKT to continuing operations and reversed its charge for discontinuing AKT's operations. The reclassifications had no effect on Applied's net income or total earnings per share amounts as previously reported.

REPORT OF MANAGEMENT

Management is responsible for the preparation and integrity of the consolidated financial statements appearing in this Annual Report on Form 10-K. The financial statements were prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, accordingly, include some amounts based on management's best judgments and estimates. Financial information in this Annual Report on Form 10-K is consistent with that in the financial statements.

Management is responsible for maintaining a system of internal business controls and procedures to provide reasonable assurance, at an appropriate cost/benefit relationship, that assets are safeguarded and that transactions are authorized, recorded and reported properly. The internal control system is augmented by appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written code of business ethics applicable to all employees of Applied and its subsidiaries. Management believes that Applied's internal controls provide reasonable assurance that assets are safeguarded against material loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements and other data and maintaining accountability for assets.

The Audit and Finance Committee of the Board of Directors, composed solely of Directors who are not employees or officers of Applied, meets periodically with the independent accountants, internal auditors and management to discuss internal business controls, auditing and financial reporting matters. The Committee reviews with the independent accountants the scope and results of the audit effort. The Committee also meets with the independent accountants without management present to ensure that the independent accountants have free access to the Committee.

The independent accountants, PricewaterhouseCoopers LLP, are engaged to audit the consolidated financial statements of Applied and to conduct such tests and related procedures as they deem necessary in accordance with generally accepted auditing standards. The opinion of the independent accountants, based upon their audits of the consolidated financial statements, is contained in this Annual Report on Form 10-K.

/s/ James C. Morgan                         /s/  Dan Maydan
--------------------------------            --------------------------------
James C. Morgan                             Dan Maydan
Chairman and Chief Executive Officer        President

/s/ Joseph R. Bronson
--------------------------------
Joseph R. Bronson
Senior Vice President,
Office of the President and
Chief Financial Officer

November 15, 2000

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Applied Materials, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) on page 22 present fairly, in all material respects, the financial position of Applied Materials, Inc. and its subsidiaries at October 31, 1999 and October 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 29, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 22 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
November 15, 2000

INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit No.        Description

2.1

Agreement and Plan of Merger, by and among Applied Materials, Inc., Orion Corp. I and Opal, Inc. dated as of November 24, 1996, previously filed with Applied's Form 10-K for the year ended October 27, 1996, and incorporated herein by reference.

2.2

Stock Purchase Agreement dated as of November 24, 1996 by and among Applied Materials, Inc., Orbot Instruments, Ltd. and the Stockholders of Orbot Instruments, Ltd., previously filed with Applied's Form 10-K for the year ended October 27, 1996, and incorporated herein by reference.

2.3

Agreement and Plan of Merger And Reorganization between Applied Materials, Inc. and Consilium, Inc., previously filed with Applied's Form S-4A dated November 6, 1998, and incorporated herein by reference.

2.4

Agreement and Plan of Reorganization, dated as of January 12, 2000, by and among Applied Materials, Inc., Boston Acquisition Sub Inc. and Etec Systems, Inc., previously filed with Applied's Schedule 13D on January 24, 2000, and incorporated herein by reference.

3(i)

Certificate of Incorporation of Applied Materials, Inc., a Delaware corporation, as amended to March 18, 1996, previously filed with Applied's Form 10-K for the year ended October 27, 1996, and incorporated herein by reference.

3(i)(a)	Amendment to Articles of Incorporation dated March 27, 1998, previously filed with Applied's Form 10-Q for the quarter ended July 26, 1998, and incorporated herein by reference.
3(i)(b)	Articles of Incorporation (as amended to March 27, 1998), previously filed with Applied's Form 10-Q for the quarter ended July 26, 1998, and incorporated herein by reference.
3(i)(c)

Certificate of Designation, Preferences and Rights of the Terms of the Series A Junior Participating Preferred Stock of Applied Materials, Inc., dated as of July 7, 1999, previously filed with Applied's Form 10-Q for the quarter ended August 1, 1999, and incorporated herein by reference.

3(i)(d)

Certificate of Amendment of Certificate of Incorporation of Applied Materials, Inc., as filed with the Secretary of State of the State of Delaware on March 31, 2000, previously filed with Applied's Form 10-Q for the quarter ended April 30, 2000, and incorporated herein by reference.

3(i)(e)

Certificate of Incorporation of Applied Materials, Inc., as amended to March 31, 2000, previously filed with Applied's Form 10-Q for the quarter ended April 30, 2000, and incorporated herein by reference.

3(ii)

Bylaws of Applied Materials, Inc., as amended and restated through December 7, 1999, previously filed with Applied's Form 10-K for the year ended October 31, 1999, and incorporated herein by reference.

3(ii)(a)	Amendment to the Bylaws of Applied Materials, Inc. dated as of June 22, 2000, previously filed with Applied's Form 10-Q for the quarter ended July 30, 2000, and incorporated herein by reference.
3(ii)(b)	Bylaws of Applied Materials, Inc., as amended and restated through June 22, 2000, previously filed with Applied's Form 10-Q for the quarter ended July 30, 2000, and incorporated herein by reference.
4.1

Rights Agreement, dated as of June 14, 1989, between Applied Materials, Inc. and Bank of America NT&SA, as Rights Agent, including Form of Rights Certificate and Form of Summary of Rights to Purchase Common Stock, previously filed with Applied's report on Form 8-K dated June 14, 1989, and incorporated herein by reference.

4.2

Form of Indenture (including form of debt security) dated as of August 24, 1994 between Applied Materials, Inc. and Harris Trust Company of California, as Trustee, previously filed with Applied's Form 8-K on August 17, 1994, and incorporated herein by reference.

4.3

Rights Agreement, dated as of July 7, 1999, between Applied Materials, Inc. and Harris Trust and Savings Bank, as Rights Agent, previously filed as Exhibit 1 with Applied's Registration Statement on Form 8-A dated July 9, 1999, and incorporated herein by reference.

10.1*	The 1976 Management Stock Option Plan, as amended to October 5, 1993, previously filed with Applied's Form 10-K for fiscal year 1993, and incorporated herein by reference.
10.2*

Applied Materials, Inc., Supplemental Income Plan, as amended, including Participation Agreements with James C. Morgan, Walter Benzing, and Robert Graham, previously filed with Applied's Form 10-K for fiscal year 1981, and incorporated herein by reference.

10.3*	Amendment to Supplemental Income Plan, dated July 20, 1984, previously filed with Applied's Form 10-K for fiscal year 1984, and incorporated herein by reference.
10.4*

The Applied Materials Employee Financial Assistance Plan, previously filed with Applied's definitive Proxy Statement in connection with the Annual Meeting of Shareholders held on March 5, 1981, and incorporated herein by reference.

10.5*	The 1985 Stock Option Plan for Non-Employee Directors, previously filed with Applied's Form 10-K for fiscal year 1985, and incorporated herein by reference.
10.6*	Amendment 1 to the 1985 Stock Option Plan for Non- Employee Directors dated June 14, 1989, previously filed with Applied's Form 10-K for fiscal year 1989, and incorporated herein by reference.
10.7*

Applied Materials, Inc. Supplemental Income Plan as amended to December 15, 1988, including the Participation Agreement with James C. Morgan, previously filed with Applied's Form 10-K for fiscal year 1988, and incorporated herein by reference.

10.8	License Agreement dated January 1, 1992 between Applied Materials and Varian Associates, Inc., previously filed with Applied's Form 10-K for fiscal year 1992, and incorporated herein by reference.
10.9*

Amendment dated December 9, 1992 to Applied Materials, Inc. Supplemental Income Plan dated June 4, 1981 (as amended to December 15, 1988), previously filed with Applied's Form 10-K for fiscal year 1993, and incorporated herein by reference.

10.10*

The Applied Materials, Inc. Executive Deferred Compensation Plan dated July 1, 1993 and as amended on September 2, 1993, previously filed with Applied's Form 10-Q for the quarter ended August 1, 1993, and incorporated herein by reference.

10.11

Joint Venture Agreement between Applied Materials, Inc. and Komatsu, Ltd. dated September 14, 1993 and exhibits thereto, previously filed with Applied's Form 10-K for fiscal year 1993, and incorporated herein by reference. (Confidential treatment has been granted for certain portions of the agreement).

10.12*

Amendment No. 2 to Applied Materials, Inc. 1985 Stock Option Plan for Non-Employee Directors, dated September 10, 1992, previously filed with Applied's Form 10-K for fiscal year 1993, and incorporated herein by reference.

10.13*

Amendment No. 3 to Applied Materials, Inc. 1985 Stock Option Plan for Non-Employee Directors, dated October 5, 1993, previously filed with Applied's Form 10-K for fiscal year 1993, and incorporated herein by reference.

10.14*

Amendment No. 2 to the Applied Materials, Inc. Executive Deferred Compensation Plan, dated May 9, 1994, previously filed with Applied's Form 10-Q for the quarter ended May 1, 1994, and incorporated herein by reference.

10.15*

Amendment No. 4 to Applied Materials, Inc. 1985 Stock Option Plan for Non-Employee Directors, dated December 8, 1993, previously filed with Applied's Form 10-Q for the quarter ended May 1, 1994, and incorporated herein by reference.

10.16*

Applied Komatsu Technology, Inc. 1994 Executive Incentive Stock Purchase Plan, together with forms of Promissory Note, 1994 Executive Incentive Stock Purchase Agreement, and Loan and Security Agreement, previously filed with Applied's Form 10-Q for the quarter ended July 31, 1994, and incorporated herein by reference.

10.17*	The Applied Materials, Inc. 1995 Equity Incentive Plan, dated April 5, 1995, previously filed with Applied's Form 10-Q for the quarter ended April 30, 1995, and incorporated herein by reference.
10.18*	The Applied Materials, Inc. Senior Executive Bonus Plan, dated September 23, 1994, previously filed with Applied's Form 10-Q for the quarter ended April 30, 1995, and incorporated herein by reference.
10.19*

The Applied Materials, Inc. Executive Deferred Compensation Plan, as amended and restated on April 1, 1995, previously filed with Applied's Form 10-Q for the quarter ended April 30, 1995, and incorporated herein by reference.

10.20	Applied Materials, Inc. Medium-Term Notes, Series A Distribution Agreement, dated August 24, 1995, previously filed with Applied's Form 10-K for fiscal year 1995, and incorporated herein by reference.
10.21*

Resolution pertaining to the Amendment of the Applied Materials, Inc. 1995 Equity Incentive Plan, adopted by the Stock Option and Compensation Committee of the Board of Directors of Applied Materials on December 12, 1996, previously filed with Applied's Form 10-Q for the quarter ended April 27, 1997, and incorporated herein by reference.

10.22

Participation Agreement dated as of April 30, 1997 among Applied Materials, Inc. (as Lessee and Construction Agent), Credit Suisse Leasing 92A, L.P., (as Lessor and Borrower), Greenwich Funding Corporation (as CP Lender), The Persons Named on Schedule I (as Eurodollar Lenders) and Credit Suisse First Boston (acting through its New York Branch, as Agent), previously filed with Applied's Form 10-Q for the quarter ended April 27, 1997, and incorporated herein by reference.

10.23

Appendix 1 to Participation Agreement, Master Lease Agreement and Loan Agreement, dated as of April 30, 1997 (Definitions and Interpretation) for Applied Materials, Inc., previously filed with Applied's Form 10-Q for the quarter ended April 27, 1997, and incorporated herein by reference.

10.24

Loan Agreement dated as of April 30, 1997 among Credit Suisse Leasing 92A, L.P. (as Borrower), Greenwich Funding Corporation (as CP Lender), The Persons Named on Schedule I (as Eurodollar Lenders) and Credit Suisse First Boston (acting through its New York Branch, as Agent) for Revolving Commercial Paper, Eurodollar Credit and Base Rate Program, previously filed with Applied's Form 10-Q for the quarter ended April 27, 1997, and incorporated herein by reference.

10.25

Real Estate and Equipment Facility Master Lease dated as of April 30, 1997 between Credit Suisse Leasing 92A, L.P. (as Lessor), and Applied Materials, Inc. (as Lessee), previously filed with Applied's Form 10-Q for the quarter ended April 27, 1997, and incorporated herein by reference.

10.26

Underwriting Agreement between Applied Materials, Inc. and Morgan Stanley & Co. Incorporated dated October 9, 1997, previously filed with Applied's Form S-3 dated October 9, 1997, and incorporated herein by reference.

10.27	Prospectus Supplement for Applied's $400 million Senior Notes dated October 9, 1997, previously filed with Applied's Form S-3 dated October 9, 1997, and incorporated herein by reference.
10.28

$250,000,000 Five Year Credit Agreement and $250,000,000 364-Day Credit Agreement, each dated as of March 13, 1998 among Applied Materials, Inc., Morgan Guaranty Trust Company of New York, as Documentation Agent and Administrative Agent, and Citicorp Securities, Inc., as Syndication Agent, previously filed with Applied's Form 10-Q for the quarter ended April 26, 1998, and incorporated herein by reference.

10.29*

Amendment No. 1 to the Applied Materials, Inc. Executive Deferred Compensation Plan dated August 1, 1997, previously filed with Applied's Form 10-Q for the quarter ended July 26, 1998, and incorporated herein by reference.

10.30*

Amendment No. 2 to the Applied Materials, Inc. Executive Deferred Compensation Plan dated December 1, 1997, previously filed with Applied's Form 10-Q for the quarter ended July 26, 1998, and incorporated herein by reference.

10.31*

Applied Materials, Inc. 1995 Equity Incentive Plan, as amended on March 17, 1998, previously filed with Applied's Preliminary Proxy Statement dated January 27, 1998, and incorporated herein by reference

10.32

Letters of Guarantee dated October 28, 1998 between Applied Materials, Inc. and Bank of Tokyo-Mitsubishi, Ltd., Sanwa Bank, Ltd., Sakura Bank, Ltd. and Sumitomo Bank, Ltd. on behalf of Applied Komatsu Technology, Inc, previously filed with Applied's Form 10-K for the year ended October 25, 1998, and incorporated herein by reference.

10.33

Promissory Note dated December 15, 1998 between Applied Materials, Inc. and Applied Komatsu Technology America, Inc., previously filed with Applied's Form 10-K for the year ended October 25, 1998, and incorporated herein by reference.

10.34

Receivables Purchase Agreement dated October 22, 1998 between Applied Materials, Inc. and Deutsche Financial Services Corporation, previously filed with Applied's Form 10-K for the year ended October 25, 1998, and incorporated herein by reference.

10.35*

Amendment No. 1 to the Applied Materials, Inc. Senior Executive Bonus Plan dated September 2, 1998, previously filed with Applied's Form 10-K for the year ended October 25, 1998, and incorporated herein by reference.

10.36*

Applied Materials, Inc. Employees' Stock Purchase Plan (as amended and restated December 10, 1998), previously filed as Appendix A to Applied's Definitive Proxy Statement dated February 22, 1999, and incorporated herein by reference.

10.37

Amendment dated January 26, 1999 to Receivables Purchase Agreement dated October 22, 1998 between Applied Materials, Inc. and Deutsche Financial Services Corporation, previously filed with Applied's Form 10-Q for the quarter ended January 31, 1999, and incorporated herein by reference.

10.38

Receivables Purchase Agreement dated January 26, 1999 between Applied Materials, Inc. and Deutsche Financial Services (UK) Limited, previously filed with Applied's Form 10-Q for the quarter ended January 31, 1999, and incorporated herein by reference.

10.39

Second Amendment dated April 28, 1999 to Receivables Purchase Agreement dated October 22, 1998 between Applied Materials, Inc. and Deutsche Financial Services Corporation, previously filed with Applied's Form 10-Q for the quarter ended May 2, 1999, and incorporated herein by reference. (Confidential treatment has been granted for certain portions of the agreement).

10.40

Amendment dated April 28, 1999 to Receivables Purchase Agreement dated January 26, 1999 between Applied Materials, Inc. and Deutsche Financial Services Corporation (UK) Limited, previously filed with Applied's Form 10-Q for the quarter ended May 2, 1999, and incorporated herein by reference. (Confidential treatment has been granted for certain portions of the agreement).

10.41

$250,000,000 364-Day Credit agreement dated March 12, 1999 among Applied Materials, Inc., Citicorp USA, Inc. as Agent, and Bank of America NT&SA as Co-Agent, previously filed with Applied's Form 10-Q for the quarter ended May 2, 1999, and incorporated herein by reference.

10.42*

Amendment No. 2 to the Applied Materials, Inc. 1995 Equity Incentive Plan, dated June 9, 1999, previously filed with Applied's Form 10-Q for the quarter ended May 2, 1999, and incorporated herein by reference.

10.43*

Applied Materials, Inc. Nonqualified Stock Option Agreement related to the 1995 Equity Incentive Plan, previously filed with Applied's Form 10-Q for the quarter ended May 2, 1999, and incorporated herein by reference.

10.44

Form of Indemnification Agreement between Applied Materials, Inc. and Non-Employee Directors, dated June 11, 1999, previously filed with Applied's Form 10-K for the year ended October 31, 1999, and incorporated herein by reference.

10.45

Form of Indemnification Agreement between Applied Materials, Inc. and James C. Morgan and Dan Maydan, dated June 11, 1999, previously filed with Applied's Form 10-K for the year ended October 31, 1999, and incorporated herein by reference.

10.46

Form of Indemnification Agreement between Applied Materials, Inc. and Joseph R. Bronson, Sasson Somekh and David N.K. Wang, dated November 2, 1999, previously filed with Applied's Form 10-K for the year ended October 31, 1999, and incorporated herein by reference.

10.47

$250,000,000 364-Day Credit Agreement dated March 10, 2000, among Applied Materials, Inc., Citicorp USA, Inc. as Agent, and Bank of America N.A. as Co-Agent, previously filed with Applied's Form 10-Q for the quarter ended April 30, 2000, and incorporated herein by reference.

10.48*

The Applied Materials, Inc. amended and restated 1995 Equity Incentive Plan, previously filed as Appendix A to Applied's Preliminary Proxy Statement dated February 4, 2000, and incorporated herein by reference.

10.49*

The Applied Materials, Inc. amended and restated Senior Executive Bonus Plan, previously filed as Appendix B to Applied's Preliminary Proxy Statement dated February 4, 2000, and incorporated herein by reference.

12.1	Ratio of Earnings to Fixed Charges.
21	Subsidiaries of Applied Materials, Inc.
23	Consent of Independent Accountants.
24	Power of Attorney.

* Indicates a management contract or compensatory plan or arrangement, as required by Item 14(a)3.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ James C. Morgan

James C. Morgan
Chairman and Chief Executive Officer

Dated: January 24, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                            Title                      Date
-------------------------  -----------------------------------  ---------------

/s/ James C. Morgan        Chairman and                         January 24, 2001
-------------------------  Chief Executive Officer
James C. Morgan

/s/ Joseph R. Bronson      Executive Vice President,            January 24, 2001
-------------------------  Office of the President and
Joseph R. Bronson          Chief Financial Officer
                           (Principal Financial Officer)

/s/ Nancy H. Handel        Group Vice President,                January 24, 2001
-------------------------  Deputy Chief Financial Officer
Nancy H. Handel            and Corporate Controller
                           (Principal Accounting Officer)

Directors:
            *
-------------------------  President and Director               January 24, 2001
Dan Maydan
            *
-------------------------  Director                             January 24, 2001
Michael H. Armacost

-------------------------  Director                             January 24, 2001
Deborah A. Coleman
            *
-------------------------  Director                             January 24, 2001
Herbert M. Dwight, Jr.
            *
-------------------------  Director                             January 24, 2001
Philip V. Gerdine
            *
-------------------------  Director                             January 24, 2001
Tsuyoshi Kawanishi
            *
-------------------------  Director                             January 24, 2001
Paul R. Low

-------------------------  Director                             January 24, 2001
Steven L. Miller
            *
-------------------------  Director                             January 24, 2001
Stan Shih
  Representing a majority of the members of the Board of Directors.

* By      /s/ James C. Morgan
     James C. Morgan, Attorney-in-Fact **

**By authority of the power of attorney filed herewith.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS
(Dollars in thousands)

                             Balance at  Additions-              Balance at
                              Beginning  Charged to                End of
        Fiscal Year            of Year     Income    Deductions     Year
---------------------------- ----------- ----------- ----------- -----------

     1998.................       $6,714         $90     ($4,948)     $1,856

     1999.................       $1,856      $3,294       ($997)     $4,153

     2000.................       $4,153     ($2,019)      ($309)     $1,825