Form 10-Q
period 2001-01-28
APPLIED MATERIALS INC /DE
filed 2001-03-09
CIK 6951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2001 or

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

Number of shares outstanding of the issuer's common stock as of January 28, 2001: 809,993,944

APPLIED MATERIALS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Statements of Operations for the three months ended January 30, 2000 and January 28, 2001

Consolidated Condensed Balance Sheets as of October 29, 2000 and January 28, 2001

Consolidated Condensed Statements of Cash Flows for the three months ended January 30, 2000 and January 28, 2001

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

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                          Three Months Ended
                                      ---------------------------
(In thousands, except per              January 30,    January 28,
 share amounts)                           2000           2001
----------------------------------    ------------   ------------
Net sales..........................    $1,722,190     $2,731,132
Cost of products sold..............       864,869      1,398,481
                                      ------------   ------------
Gross margin.......................       857,321      1,332,651

Operating expenses:
   Research, development and
     engineering...................       223,280        336,312
   Marketing and selling...........       100,712        143,457
   General and administrative......        91,817        102,349
                                      ------------   ------------
Income from operations.............       441,512        750,533

Interest expense...................        12,230         12,375
Interest income....................        37,920         59,138
                                      ------------   ------------
Income from continuing operations
   before income taxes.............       467,202        797,296
Provision for income taxes.........       140,099        239,189
                                      ------------   ------------

Net income.........................      $327,103       $558,107
                                      ============   ============
Earnings per share:
   Basic...........................         $0.41          $0.69
   Diluted.........................         $0.39          $0.66

Weighted average number of shares:
   Basic...........................       798,096        810,437
   Diluted.........................       849,010        844,893

      See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS*

                                                  October 29,   January 28,
(In thousands)                                       2000          2001
----------------------------------------------  ------------  ------------
ASSETS

Current assets:
   Cash and cash equivalents.................... $1,647,604    $1,648,966
   Short-term investments.......................  2,580,435     2,285,036
   Accounts receivable, net.....................  2,351,379     2,470,454
   Inventories..................................  1,503,751     1,709,176
   Deferred income taxes........................    549,108       545,716
   Other current assets.........................    206,870       323,455
                                                ------------  ------------
Total current assets............................  8,839,147     8,982,803

Property, plant and equipment, net..............  1,366,782     1,441,028
Other assets....................................    339,801       349,188
                                                ------------  ------------
Total assets....................................$10,545,730   $10,773,019
                                                ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable................................    $94,676      $145,553
   Current portion of long-term debt............     11,621        10,244
   Accounts payable and accrued expenses........  2,268,608     2,018,840
   Income taxes payable.........................    384,806       385,636
                                                ------------  ------------
Total current liabilities.......................  2,759,711     2,560,273

Long-term debt..................................    573,126       569,502
Deferred income taxes and other liabilities.....    108,545       124,442
                                                ------------  ------------
Total liabilities...............................  3,441,382     3,254,217
                                                ------------  ------------
Stockholders' equity:
   Common stock.................................      8,125         8,100
   Additional paid-in capital...................  1,930,212     1,756,850
   Retained earnings............................  5,185,181     5,743,288
   Accumulated other comprehensive
    income/(loss)...............................    (19,170)       10,564
                                                ------------  ------------
Total stockholders' equity......................  7,104,348     7,518,802
                                                ------------  ------------
Total liabilities and stockholders' equity......$10,545,730   $10,773,019
                                                ============  ============

*   Amounts as of January 28, 2001 are unaudited. Amounts as of October 29, 2000 are audited.

      See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                        Three Months Ended
                                                    --------------------------
                                                     January 30,   January 28,
(In thousands)                                          2000          2001
--------------------------------------------------- ------------  ------------
Cash flows from operating activities:
  Net income......................................     $327,103      $558,107
  Adjustments required to reconcile net income to
    cash provided by (used for) operating activities:
      Depreciation and amortization...............       87,537        91,830
      Deferred income taxes.......................        6,685           847
      Adjustment to conform fiscal year end
        for Etec Systems, Inc.....................         (708)           --
      Changes in assets and liabilities, net of
        amounts acquired:
           Accounts receivable, net...............     (114,637)     (181,726)
           Inventories............................      (55,797)     (232,872)
           Other current assets...................        5,676       (73,293)
           Other assets...........................       (1,754)      (26,569)
           Accounts payable and accrued expenses..      (51,877)     (158,662)
           Income taxes payable...................      (36,305)          670
           Other liabilities......................       10,849        17,342
                                                    ------------  ------------
Cash provided by (used for) operating activities..      176,772        (4,326)
                                                    ------------  ------------
Cash flows from investing activities:
  Capital expenditures, net of retirements........      (29,870)     (163,796)
  Proceeds from sales of short-term investments...      330,552       712,284
  Purchases of short-term investments.............     (597,383)     (416,885)
                                                    ------------  ------------
Cash provided by (used for) investing activities..     (296,701)      131,603
                                                    ------------  ------------
Cash flows from financing activities:
  Short-term debt activity, net...................       (6,522)       60,610
  Long-term debt activity, net....................       (1,092)         (813)
  Common stock transactions, net..................      101,845      (173,387)
                                                    ------------  ------------
Cash provided by (used for) financing activities..       94,231      (113,590)
                                                    ------------  ------------
Effect of exchange rate changes on cash...........         (846)      (12,325)
                                                    ------------  ------------
Increase (decrease) in cash and cash equivalents..      (26,544)        1,362
Cash and cash equivalents - beginning of period...      868,121     1,647,604
                                                    ------------  ------------
Cash and cash equivalents - end of period.........     $841,577    $1,648,966
                                                    ============  ============
Cash payments for interest were $599 for the three months ended January 30, 2000 and $662 for the three months ended January 28, 2001. Cash payments for income taxes were $170,096 for the three months ended January 30, 2000 and $247,204 for the three months ended January 28, 2001.

      See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED JANUARY 28, 2001

1)      Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. (Applied) included herein have been prepared on a basis consistent with the October 29, 2000 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the October 29, 2000 audited consolidated financial statements and notes thereto included in Applied's Form 10-K for the fiscal year ended October 29, 2000. Applied's results of operations for the three months ended January 28, 2001 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

All historical financial information presented herein has been restated to reflect the acquisition of Etec Systems, Inc. (Etec), which was completed on March 29, 2000 and was accounted for on the pooling-of-interests basis of accounting.

2)      Earnings Per Share
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

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of Applied's common stock for the period. For the three months ended January 28, 2001, options to purchase approximately 9,613,000 shares of common stock at an average exercise price of $68.74 were excluded from the computation.

3)      Accounts Receivable, Net
Applied has agreements with various financial institutions to sell accounts receivable from selected customers. During the three months ended January 30, 2000 and January 28, 2001, Applied sold $354 million and $460 million, respectively, of accounts receivable under these agreements. Discounting fees were not material for the three months ended January 30, 2000 or January 28, 2001, and were recorded as interest expense. At January 28, 2001, $463 million of sold receivables remained outstanding under these agreements. A portion of these sold receivables is subject to certain recourse provisions. Applied has not experienced any losses under these recourse provisions, and receivables sold under these provisions have terms and credit risk characteristics similar to Applied's overall receivables portfolio.

4)      Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. Components of inventories were as follows (in thousands):

                                     October 29,    January 28,
                                         2000          2001
                                     ------------  ------------
 Customer service spares............    $443,595      $515,352
 Raw materials......................     384,840       434,565
 Work-in-process....................     413,228       341,567
 Finished goods.....................     262,088       417,692
                                     ------------  ------------
                                      $1,503,751    $1,709,176
                                     ============  ============

5)      Derivative Financial Instruments
Applied adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138, in the first fiscal quarter of 2001. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, must be recognized currently in earnings. All of Applied's derivative financial instruments are recorded at their fair value in other current assets or accounts payable and accrued expenses. The transition adjustment upon adoption of SFAS 133 was not material.

Applied conducts business in a number of foreign countries, with certain transactions denominated in local currencies, primarily Japanese yen and the British pound. The purpose of Applied's foreign currency management is to manage the effect of exchange rate fluctuations on certain foreign denominated revenues, costs and eventual cash flows. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged. Applied does not use derivative financial instruments for trading or speculative purposes.

Applied uses derivative financial instruments such as forward exchange contracts and currency option contracts to hedge certain forecasted foreign currency denominated transactions expected to occur within the next 12 months. In accordance with SFAS 133, these hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges, and are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of other comprehensive income in stockholders' equity, and is reclassified into earnings when the hedged transaction affects earnings. All amounts included in other comprehensive income at January 28, 2001 will be reclassified to earnings within 12 months. Changes in the fair value of currency option contracts due to changes in time value are excluded from the assessment of effectiveness, and are recognized in cost of products sold. For the three months ended January 28, 2001, the change in option time value was not material. If the underlying transaction being hedged fails to occur, or occurs prior to the maturity of the financial instrument, or if a portion of any derivative is ineffective, Applied immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses. Applied did not record any gains or losses due to hedge ineffectiveness, or due to the underlying transaction failing to occur, for the first fiscal quarter of 2001.

Forward exchange contracts are used to hedge certain foreign currency denominated assets or liabilities. These derivatives do not qualify for SFAS 133 hedge accounting treatment. Accordingly, changes in the fair value of these hedges are recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged.

For the first fiscal quarter of 2001, the transition adjustment was not material. Unrealized gain on derivative instruments designated and qualifying as cash flow hedges totaled $42 million, comprised of $46 million of net increase in fair value of derivatives, offset by $4 million in net gains reclassified from other comprehensive income to earnings.

6)      Stockholders' Equity

Comprehensive Income
 Components of comprehensive income, on an after-tax basis where applicable, were as follows (in thousands):

                                          Three Months Ended
                                      ---------------------------
                                       January 30,    January 28,
                                          2000           2001
                                      ------------   ------------
Net income.........................      $327,103       $558,107
Change in unrealized gain on
  derivative instruments designated
  and qualifying as cash flow
  hedges...........................            --         42,391
Foreign currency translation
  adjustments......................         1,639        (12,657)
                                      ------------   ------------
Comprehensive income...............      $328,742       $587,841
                                      ============   ============

Components of accumulated other comprehensive income/(loss), on an after-tax basis where applicable, were as follows (in thousands):

                                     October 29,   January 28,
                                         2000          2001
                                     ------------  ------------
Unrealized gain on derivative
  instruments designated and
  qualifying as cash flow hedges.....       $ --       $42,391
Cumulative translation adjustments...    (19,170)      (31,827)
                                     ------------  ------------
Accumulated other comprehensive
  income/(loss)......................   ($19,170)      $10,564
                                     ============  ============

Stock Repurchase Program
 Since March 1996, Applied has systematically repurchased shares of its common stock in the open market to partially fund its stock-based employee benefit and incentive plans. During the three months ended January 30, 2000, Applied repurchased 304,000 shares of its common stock at an average price of $62.50, for a total cash outlay of $19 million. During the three months ended January 28, 2001, Applied repurchased 5,575,000 shares at an average price of $40.61, for a total cash outlay of $226 million.

7)     Business Combination
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

Prior to the merger, Etec's fiscal year end (July 31) was different than Applied's (last Sunday in October). Fiscal 2000 amounts included herein for Etec have been conformed to Applied's fiscal year. As a result, Etec's net loss for the three months ended October 31, 1999 was reflected as an adjustment to retained earnings in the first fiscal quarter of 2000.

Prior to the consummation of the merger, net sales for the first fiscal quarter of 2000 were $1.7 billion for Applied and $55 million for Etec. Net income for the first fiscal quarter of 2000 was $328 million for Applied and net loss for the first fiscal quarter for 2000 was $1 million for Etec.

8)     Recent Accounting Pronouncements
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements included in this Quarterly Report on Form 10-Q or made by management of Applied Materials, Inc. and its subsidiaries (Applied), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Applied's future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should, " "would," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section below entitled "Trends, Risks and Uncertainties" and in Note 8 of Notes to Consolidated Condensed Financial Statements in this Form 10-Q. Other risks and uncertainties are disclosed in Applied's prior SEC filings, including its Annual Report on Form 10-K for the fiscal year ended October 29, 2000. These and many other factors could affect Applied's future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf.

All historical financial information presented herein has been restated to reflect the acquisition of Etec Systems, Inc. (Etec), which was completed on March 29, 2000 and was accounted for on the pooling-of-interests basis of accounting.

Results of Operations

Applied is a supplier of semiconductor manufacturing equipment and services to the global semiconductor industry. Business activity in the semiconductor and semiconductor manufacturing equipment industries has been cyclical; for this and other reasons, Applied's results of operations for the three months ended January 28, 2001 may not necessarily be indicative of future operating results.

During fiscal 2000, strong demand for Applied's products was driven by semiconductor manufacturers' needs for additional capacity and new technology to meet strong consumer demand for Internet, communications and digital devices. In addition, the semiconductor industry is transitioning to smaller device sizes, new materials, such as copper, and 300mm wafer processing, all of which require new manufacturing equipment and technology solutions. As a result of the industry expansion, Applied achieved record levels of new orders, net sales and net income each quarter during fiscal 2000.

During the first fiscal quarter of 2001, slowing worldwide demand for semiconductors resulted in a rapid decline in demand for manufacturing equipment. Inventory buildups in telecommunication products, slower than expected personal computer sales and slower global economic growth caused semiconductor companies to reevaluate their capital spending plans. A number of Applied's customers revised the timing of their capital spending and rescheduled or canceled existing backlog, resulting in the postponement of equipment delivery and a decline in new orders and net sales from the record levels of the fourth fiscal quarter of 2000.

Applied received new orders of $2.4 billion for the first fiscal quarter of 2001 compared to $3.6 billion for the fourth fiscal quarter of 2000 and $2.5 billion for the first fiscal quarter of 2000. The decrease in new orders was due primarily to the industry cycles discussed above. New orders by region were as follows (dollars in millions):

                                              Three Months Ended
                                     -----------------------------------
                                     October 29, 2000   January 28, 2001
                                     ----------------   ----------------
                                       ($)      (%)       ($)      (%)
                                     -------  -------   -------  -------
 North America*.....................  1,038       29       713       29
 Taiwan.............................    507       14       483       20
 Japan..............................    761       21       452       19
 Europe.............................    556       15       400       16
 Korea..............................    364       10       117        5
 Asia-Pacific.......................    375       11       265       11
                                     -------  -------   -------  -------
   Total............................  3,601      100     2,430      100
                                     =======  =======   =======  =======
*   Primarily the United States.

Applied's backlog at January 28, 2001 was $3.9 billion, compared to $4.4 billion at October 29, 2000.

Net sales for the first fiscal quarter of 2001 decreased 6 percent from the fourth fiscal quarter of 2000, and increased 59 percent from the first fiscal quarter of 2000. The fluctuations in net sales were due primarily to the industry cycles discussed above. Net sales by region were as follows (dollars in millions):

                                Three Months Ended
                      ------------------------------------
                       January 30, 2000   January 28, 2001
                      -----------------   ----------------
                          ($)     (%)        ($)     (%)
                      --------  -------   -------  -------
 North America*......     416       24       606       22
 Taiwan..............     526       31       518       19
 Japan...............     315       18       704       26
 Europe..............     262       15       410       15
 Korea...............      77        5       212        8
 Asia-Pacific........     126        7       281       10
                      --------  -------   -------  -------
   Total.............   1,722      100     2,731      100
                      ========  =======   =======  =======
*   Primarily the United States.

Applied's gross margin was 48.8 percent for the first fiscal quarter of 2001, compared to 51.7 percent for the fourth fiscal quarter of 2000 and 49.8 percent for the first fiscal quarter of 2000. Decreases from prior periods were caused primarily by changes in Applied's business volume and cost structure.

Operating expenses were 21 percent of net sales for the three months ended January 28, 2001, compared to 24 percent for the first fiscal quarter of 2000. The decrease as a percentage of net sales was due primarily to higher net sales for the first fiscal quarter of 2001. In terms of absolute dollars, operating expenses for the three months ended January 28, 2001 were 40 percent higher than for the comparable period of fiscal 2000. Research and development spending increased primarily to support the semiconductor industry's transition to 300mm wafer processing, new materials (including copper) and smaller chip feature sizes. Marketing, selling, general and administrative expenses increased to support Applied's increased business volume.

Net interest income for the three months ended January 28, 2001 was $47 million, compared to $26 million for the comparable period of fiscal 2000. The increases can be attributed primarily to higher average cash and investment balances.

Applied's effective income tax rate for the three months ended January 28, 2001 and January 30, 2000 was 30 percent.

Financial Condition, Liquidity and Capital Resources

Applied's financial condition at January 28, 2001 remained strong, with a ratio of current assets to current liabilities of 3.5:1, compared to 3.2:1 at October 29, 2000. Applied had cash, cash equivalents and short-term investments of $3.9 billion at January 28, 2001.

For the three months ended January 28, 2001, cash, cash equivalents and short-term investments decreased by $294 million. Significant uses of cash were changes in working capital, particularly increases in accounts receivable and inventories and a decrease in accounts payable and accrued expenses, capital expenditures to complete strategic infrastructure projects and repurchases of common stock. These uses of cash were partially offset by net income, excluding depreciation and amortization expense. For further details, see the Consolidated Condensed Statements of Cash Flows in this Form 10-Q.

Applied utilized programs to sell accounts receivable of $460 million during the three months ended January 28, 2001. Receivable sales have the effect of increasing cash and reducing accounts receivable and days sales outstanding. For further details regarding accounts receivable sales, see Note 3 of Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

As of January 28, 2001, Applied's principal sources of liquidity consisted of $3.9 billion of cash, cash equivalents and short-term investments and approximately $526 million of existing credit facilities. Applied's liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and semiconductor equipment industries. Although Applied's cash requirements fluctuate based on the timing and extent of these factors, Applied believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy liquidity requirements for the next 12 months.

Trends, Risks and Uncertainties

The industry that Applied serves is highly volatile and unpredictable.
The semiconductor industry has historically been cyclical because of sudden changes in customer capacity requirements and demand for semiconductors, which have affected the timing and amounts of capital equipment purchases by customers. The health of the semiconductor manufacturing equipment industry is affected by these industry cycles, the timing, length and severity of which are difficult to predict. Although semiconductors are used in many different products, the markets for those products are interrelated to various degrees. During periods of declining demand for semiconductor manufacturing equipment, customers may reduce purchases, delay delivery of products and/or cancel orders. Therefore, Applied must be able to quickly and effectively align its cost structure with prevailing market conditions, to manage its inventory levels in order to reduce the possibility of future inventory write-downs resulting from obsolescence, and to motivate and retain key employees. During periods of rapid growth, Applied must be able to acquire and/or develop sufficient manufacturing capacity and inventory to meet customer demand, and to attract, hire, assimilate and retain a sufficient number of qualified people. If Applied is unable to achieve its objectives in a timely manner during these industry cycles, there could be a material adverse effect on its financial condition and results of operations.

Applied is exposed to the risks associated with industry overcapacity.
Inventory buildups in telecommunication products, slower than expected personal computer sales and slower global economic growth have caused semiconductor manufacturers to reevaluate their capital spending plans. Continued overcapacity and slowdown could cause further delays or decreased demand for Applied's products and materially and adversely affect Applied's business, financial condition and results of operations.

Applied is exposed to the risks of operating a global business.
Managing Applied's global operations presents challenges that could materially and adversely affect demand for Applied's systems and related services. These challenges include cultural diversities, periodic regional economic downturns, trade balance issues, political instability and fluctuations in interest and currency exchange rates, among other risks. For example, global uncertainties with respect to: 1) decreased rates of gross domestic product growth globally; 2) foundry capacity utilization; 3) capital spending in the telecommunications and personal computer industries; and 4) memory price weakness may affect Applied's business, financial condition and results of operations.

Applied is exposed to the risks associated with an apparent slowdown in the U.S. economy.
Concerns about inflation, decreased consumer confidence, reduced corporate profits and a slowdown in the sale of electronic goods suggest slower growth in the U.S. economy. A slowing domestic economy may materially and adversely affect Applied's business, financial condition and results of operations.

Applied operates in a highly competitive industry characterized by increasingly rapid technological changes.
Applied's competitive advantage and future success depend on its ability to successfully: 1) develop new products and technologies; 2) develop new markets in the semiconductor industry for its products and services; 3) introduce new products to the marketplace in a timely manner; 4) qualify new products with its customers; and 5) commence and adjust production to meet customer demands. The introduction of new products and technologies, including those to support the transition to new materials, smaller linewidths and 300mm systems, grows increasingly complex over time. If Applied does not develop and introduce new products and technologies in a timely manner in response to changing market conditions or customer requirements, its financial condition and results of operations could be materially and adversely affected.

Applied is exposed to risks associated with acquisitions.
Applied has made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including but not limited to: 1) diversion of management's attention from other operational matters; 2) lack of synergy, or the inability to realize expected synergies, resulting from the acquisition; 3) failure to commercialize purchased technology; and 4) acquired intangible assets becoming impaired as a result of technological advancements or worse-than-expected performance of the acquired company. Mergers and acquisitions are inherently risky and the inability to effectively manage these risks could materially and adversely affect Applied's business, financial condition and results of operations.

Applied is subject to risks of non-compliance with environmental and safety regulations.
Applied is subject to environmental and safety regulations in connection with its business operations, including but not limited to regulations related to the development, manufacturing and use of its products. From time to time, Applied receives notices alleging violations of these regulations. It is Applied's policy to respond promptly to these notices and to take necessary corrective action. Failure or inability to comply with existing or future environmental and safety regulations could result in significant remediation liabilities, the imposition of fines and/or the suspension or termination of development, manufacturing or use of certain of its products, each of which could have a material adverse effect on Applied's financial condition and results of operations.

The shortage of energy supplies in California could negatively affect Applied's operations.
California is currently experiencing prolonged energy alerts caused by the shortage and substantially increased costs of electricity and natural gas supplies. Although the majority of Applied's manufacturing operations are located outside of California, Applied conducts certain research, development and engineering and pilot manufacturing activities in California. If Applied encounters a disruption in its energy supplies and its backup generators fail to provide adequate power, Applied's financial condition and results of operations may be materially and adversely affected.

Applied is exposed to various risks related to legal proceedings or claims.
Applied currently is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, contracts and other matters (see Part II below). These legal proceedings and claims, whether with or without merit, could be time-consuming and expensive to prosecute or defend, and divert management's attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings or claims. If Applied is not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend its position, Applied's financial condition and results of operations could be materially and adversely affected. Applied's success is dependent in part upon the protection of its propriety rights. Infringement of Applied's proprietary rights by a third party could result in uncompensated lost market and revenue opportunities for Applied.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Applied purchases forward exchange and currency option contracts to hedge certain existing and anticipated foreign currency denominated transactions expected to occur during the next year. Gains and losses on these contracts are recognized in income when the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses were not material for the three months ended January 28, 2001.

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

Novellus
On July 7, 1997, Applied amended the patent infringement suit filed on June 13, 1997 against Varian, captioned Applied Materials, Inc. v. Varian Associates, Inc. (case no. C-97-20523-RMW) in the United States District Court for the Northern District of California, alleging infringement of several of Applied's patents concerning PVD technology, to include Novellus Systems, Inc. (Novellus) as a defendant, as a result of Novellus' acquisition of Varian's thin film systems PVD business. Applied seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys' fees. On June 23, 1997, Novellus filed a separate lawsuit against Applied captioned Novellus Systems, Inc. v. Applied Materials, Inc. (case no. C-97-20551-EAI) in the United States District Court for the Northern District of California, alleging infringement by Applied of three PVD technology patents that were formerly owned by Varian. Fact discovery has closed in these actions. The court has canceled the August 2001 trial date and no new trial date has been set. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

Plasma Physics
On April 17, 2000, Applied filed a lawsuit against Plasma Physics Corp. (PPC) and Solar Physics Corp. (SPC). The lawsuit seeks a judicial declaration that Applied's chemical vapor deposition equipment does not infringe two patents owned by PPC and exclusively licensed to SPC and/or that those patents are invalid or unenforceable. On July 31, 2000, PPC and SPC answered the complaint and filed a conditional counterclaim alleging that Applied had contributed to or induced others to infringe the two patents. PPC and SPC seek an injunction prohibiting infringement by Applied and an award of costs, expenses and attorneys' fees. The counterclaim is conditional because PPC and SPC have stated that they will not sue Applied for infringement of the two patents if the Court dismisses the lawsuit initiated by Applied for lack of subject matter jurisdiction. The Court subsequently denied without prejudice PPC and SPC's motion to dismiss the lawsuit for lack of subject matter jurisdiction, but stated that PPC and SPC could renew the motion to dismiss if appropriate after further discovery. Discovery has commenced. No trial date has been set.

U.S. Department of Justice, Antitrust Division
In September 2000, Applied received notice from the Department of Justice, Antitrust Division that it had begun an investigation into Applied's licensing of technology. Although neither the extent nor the outcome of this investigation can be determined at this time, Applied does not believe that the outcome will have a material adverse effect on its financial condition or results of operations.

Axcelis Technologies
On January 8, 2001, Axcelis Technologies, Inc. (Axcelis), formerly a subsidiary of Eaton Corporation, filed a lawsuit in the United States District Court for the District of Massachusetts captioned Axcelis Technologies, Inc. v. Applied Materials, Inc. (case no. 01-10029 DPW). The lawsuit alleges that Applied infringes a patent concerning ion implantation owned by Axcelis. The complaint also alleges various Massachusetts state and common law tortious interference and unfair competition claims. Axcelis seeks a preliminary and permanent injunction, damages, costs and attorneys' fees. Trial is set for August 2001. Applied believes it has meritorious defenses to the action and intends to pursue them vigorously.

Applied is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, Applied does not believe that any of these other legal matters will have a material adverse effect on its financial condition or results of operations.

Item 5. Other Information

The ratio of earnings to fixed charges for the three months ended January 30, 2000 and January 28, 2001, and for each of the last five fiscal years, was as follows:

                                                        Three Months Ended
                      Fiscal Year                     ----------------------
    ------------------------------------------------  January 30, January 28,
      1996      1997      1998      1999      2000       2000        2001
    --------  --------  --------  --------  --------  ----------  ----------
     19.44x    19.01x    7.56x     14.03x    32.82x     24.12x      23.00x
    ========  ========  ========  ========  ========  ==========  ==========

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits: None.

b) Applied did not file any reports on Form 8-K during its first fiscal quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

March 9, 2001

By:	/s/ Joseph R. Bronson

Joseph R. Bronson
Executive Vice President, Office of the President and Chief Financial Officer

By:	/s/ Nancy H. Handel

Nancy H. Handel
Group Vice President, Deputy Chief Financial Officer and Corporate Controller