Form 10-Q
period 2001-04-29
APPLIED MATERIALS INC /DE
filed 2001-06-07
CIK 6951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2001 or

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

Number of shares outstanding of the issuer's common stock as of April 29, 2001: 813,127,436

APPLIED MATERIALS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Statements of Operations for the three and six months ended April 30, 2000 and April 29, 2001

Consolidated Condensed Balance Sheets as of October 29, 2000 and April 29, 2001

Consolidated Condensed Statements of Cash Flows for the three and six months ended April 30, 2000 and April 29, 2001

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

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                     Three Months Ended       Six Months Ended
                                  -----------------------  -----------------------
(In thousands, except per           April 30,   April 29,    April 30,   April 29,
 share amounts)                       2000        2001         2000        2001
--------------------------------  ----------- -----------  ----------- -----------
Net sales.......................  $2,190,031  $1,909,435   $3,912,221  $4,640,567
Cost of products sold...........   1,092,433   1,054,463    1,957,302   2,452,944
                                  ----------- -----------  ----------- -----------
Gross margin....................   1,097,598     854,972    1,954,919   2,187,623

Operating expenses:
   Research, development and
     engineering................     253,283     312,606      476,563     648,918
   Marketing and selling........     111,580     119,752      212,292     263,209
   General and administrative...     118,890      89,763      210,707     192,112
   Non-recurring items..........      40,000      58,414       40,000      58,414
                                  ----------- -----------  ----------- -----------
Income from operations..........     573,845     274,437    1,015,357   1,024,970

Non-recurring income............      68,158          --       68,158          --

Interest expense................      13,259      11,897       25,489      24,272
Interest income.................      41,072      53,408       78,992     112,546
                                  ----------- -----------  ----------- -----------
Income before income taxes......     669,816     315,948    1,137,018   1,113,244
Provision for income taxes......     200,945      89,218      341,044     328,407
                                  ----------- -----------  ----------- -----------

Net income......................    $468,871    $226,730     $795,974    $784,837
                                  =========== ===========  =========== ===========
Earnings per share:
   Basic........................       $0.58       $0.28        $0.99       $0.97
   Diluted......................       $0.54       $0.27        $0.93       $0.93

Weighted average number of shares:
   Basic........................     805,142     811,354      801,940     810,897
   Diluted......................     861,200     847,912      856,666     846,419
----------------------------------------------------------------------------------

      See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS*

                                                  October 29,   April 29,
(In thousands)                                       2000          2001
----------------------------------------------  ------------  ------------
ASSETS

Current assets:
   Cash and cash equivalents.................    $1,647,604    $1,977,310
   Short-term investments....................     2,580,435     2,563,077
   Accounts receivable, net..................     2,351,379     1,614,911
   Inventories...............................     1,503,751     1,649,122
   Deferred income taxes.....................       549,108       543,405
   Other current assets......................       206,870       305,611
                                                ------------  ------------
Total current assets.........................     8,839,147     8,653,436

Property, plant and equipment, net...........     1,366,782     1,549,206
Other assets.................................       339,801       343,924
                                                ------------  ------------
Total assets.................................   $10,545,730   $10,546,566
                                                ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable.............................       $94,676      $112,900
   Current portion of long-term debt.........        11,621         4,652
   Accounts payable and accrued expenses.....     2,268,608     1,798,452
   Income taxes payable......................       384,806       187,257
                                                ------------  ------------
Total current liabilities....................     2,759,711     2,103,261

Long-term debt...............................       573,126       566,427
Deferred income taxes and other liabilities..       108,545       124,744
                                                ------------  ------------
Total liabilities............................     3,441,382     2,794,432
                                                ------------  ------------
Stockholders' equity:
   Common stock..............................         8,125         8,131
   Additional paid-in capital................     1,930,212     1,779,956
   Retained earnings.........................     5,185,181     5,970,018
   Accumulated other comprehensive
    income/(loss)............................       (19,170)       (5,971)
                                                ------------  ------------
Total stockholders' equity...................     7,104,348     7,752,134
                                                ------------  ------------
Total liabilities and stockholders' equity...   $10,545,730   $10,546,566
                                                ============  ============

*   Amounts as of April 29, 2001 are unaudited. Amounts as of October 29, 2000 are from the October 29, 2000 audited financial statements.

      See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                         Six Months Ended
                                                    --------------------------
                                                       April 30,   April 29,
(In thousands)                                           2000         2001
--------------------------------------------------- ------------  ------------
Cash flows from operating activities:
  Net income......................................     $795,974      $784,837
  Adjustments required to reconcile net income to
    cash provided by operating activities:
      Depreciation and amortization...............      184,046       185,004
      Deferred income taxes.......................        9,875         1,879
      Non-cash portion of restructuring charge....           --        18,418
      Adjustment to conform fiscal year end
        for Etec Systems, Inc.....................         (708)           --
      Changes in assets and liabilities, net of
        amounts acquired:
           Accounts receivable, net...............     (384,592)      645,109
           Inventories............................     (257,840)     (183,491)
           Other current assets...................         (787)      (55,397)
           Other assets...........................       (7,442)      (38,896)
           Accounts payable and accrued expenses..      199,047      (347,572)
           Income taxes payable...................        2,440      (194,549)
           Other liabilities......................       13,224        18,966
                                                    ------------  ------------
Cash provided by operating activities.............      553,237       834,308
                                                    ------------  ------------
Cash flows from investing activities:
  Capital expenditures, net of retirements........     (113,392)     (353,327)
  Proceeds from sales of short-term investments...      861,645     1,169,959
  Purchases of short-term investments.............   (1,097,506)   (1,152,601)
                                                    ------------  ------------
Cash used for investing activities................     (349,253)     (335,969)
                                                    ------------  ------------
Cash flows from financing activities:
  Short-term debt activity, net...................       (8,033)       33,697
  Long-term debt activity, net....................       (3,359)       (8,052)
  Common stock transactions, net..................      129,214      (162,149)
                                                    ------------  ------------
Cash provided by (used for) financing activities..      117,822      (136,504)
                                                    ------------  ------------
Effect of exchange rate changes on cash...........       (3,114)      (32,129)
                                                    ------------  ------------
Increase in cash and cash equivalents.............      318,692       329,706
Cash and cash equivalents - beginning of period...      868,121     1,647,604
                                                    ------------  ------------
Cash and cash equivalents - end of period.........   $1,186,813    $1,977,310
                                                    ============  ============
Cash payments for interest were $21,837 for the six months ended April 30, 2000 and $20,944 for the six months ended April 29, 2001. Cash payments for income taxes were $345,009 for the six months ended April 30, 2000 and $522,667 for the six months ended April 29, 2001.

      See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
SIX MONTHS ENDED APRIL 29, 2001

1)      Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. (Applied) included herein have been prepared on a basis consistent with the October 29, 2000 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the October 29, 2000 audited consolidated financial statements and notes thereto included in Applied's Form 10-K for the fiscal year ended October 29, 2000. Applied's results of operations for the three and six months ended April 29, 2001 are not necessarily indicative of future operating results.

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

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of Applied's common stock for the period. For the three months ended April 29, 2001, options to purchase approximately 11,052,000 shares of common stock at an average exercise price of $65.40 were excluded from the computation, and for the six months ended April 29, 2001, options to purchase approximately 13,134,000 shares of common stock at an average exercise price of $62.41 were excluded from the computation.

3)      Accounts Receivable, Net
Applied has agreements with various financial institutions to sell accounts receivable from selected customers. During the six months ended April 30, 2000 and April 29, 2001, Applied sold $763 million and $891 million, respectively, of accounts receivable under these agreements. Discounting fees were not material for the three or six months ended April 30, 2000 or April 29, 2001, and were recorded as interest expense. At April 29, 2001, $517 million of sold receivables remained outstanding under these agreements. A portion of these sold receivables is subject to certain recourse provisions. Applied has not experienced any losses under these recourse provisions, and receivables sold under these provisions have terms and credit risk characteristics similar to Applied's overall receivables portfolio.

4)      Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. Components of inventories were as follows (in thousands):

                                      October 29,    April 29,
                                         2000          2001
                                     ------------  ------------
 Customer service spares............    $443,595      $536,823
 Raw materials......................     384,840       436,433
 Work-in-process....................     413,228       283,133
 Finished goods.....................     262,088       392,733
                                     ------------  ------------
                                      $1,503,751    $1,649,122
                                     ============  ============

5)      Accounts Payable and Accrued Expenses
Components of accounts payable and accrued expenses were as follows (in thousands):

                                      October 29,    April 29,
                                         2000          2001
                                     ------------  ------------
 Accounts payable...................    $649,681      $354,841
 Compensation and benefits..........     446,848       313,325
 Installation and warranty..........     363,697       342,534
 Deferred revenue...................     144,447       185,714
 Other..............................     663,935       602,038
                                     ------------  ------------
                                      $2,268,608    $1,798,452
                                     ============  ============

6)      Non-recurring Items
During the second fiscal quarter of 2001, in response to continued reductions in capital spending by semiconductor manufacturers, Applied took actions to reduce headcount, which consisted primarily of a voluntary separation plan in North America, and to consolidate certain facilities. In connection with these actions, Applied reduced its global workforce by approximately 1,000 employees, or three percent, and recorded a pre-tax restructuring charge of $58 million, or $0.05 per diluted share after tax. The majority of the affected employees were based in Santa Clara, California and Austin, Texas, and represented multiple company activities and functions.

Total cash outlays for these restructuring activities will be approximately $40 million. The remaining $18 million of non-cash restructuring charges consists primarily of compensation expense for accelerated vesting of certain stock options and reserves for certain assets. During the second fiscal quarter of 2001, approximately $8 million of cash was used for restructuring costs. The majority of the remaining cash outlays are expected to occur during the second half of fiscal 2001.

Restructuring activity for the second fiscal quarter of 2001 was as follows (in thousands):

                            Severance
                           and Benefits  Facilities     Other       Total
                           ------------  -----------  ----------  ----------
Provision.................     $46,693       $6,523      $5,198     $58,414
Amount utilized...........     (19,628)          --          --     (19,628)
                           ------------  -----------  ----------  ----------
Balance, April 29, 2001...     $27,065       $6,523      $5,198     $38,786
                           ============  ===========  ==========  ==========

During the second fiscal quarter of 2000, Applied recorded $40 million of pre-tax operating expenses for costs incurred in connection with its acquisition of Etec Systems, Inc.

7)      Non-recurring Income
During the second fiscal quarter of 2000, Applied recorded $68 million of pre-tax, non-operating income related to a prior litigation settlement with ASM International, N.V. (ASMI). This amount consisted of: 1) the final cash payment from ASMI of $35 million related to an outstanding note receivable; and 2) a net gain of $33 million on the exercise of ASMI warrants and subsequent sale of the resulting shares.

8)      Derivative Financial Instruments
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

Applied conducts business in a number of foreign countries, with certain transactions denominated in local currencies, principally Japanese yen. The purpose of Applied's foreign currency management is to manage the effect of exchange rate fluctuations on certain foreign denominated revenues, costs and eventual cash flows. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged. Applied does not use derivative financial instruments for trading or speculative purposes.

Applied uses derivative financial instruments such as forward exchange contracts and currency option contracts to hedge certain forecasted foreign currency denominated transactions expected to occur within the next 12 months. In accordance with SFAS 133, these hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges, and are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of other comprehensive income in stockholders' equity, and is reclassified into earnings when the hedged transaction affects earnings. All amounts included in other comprehensive income at April 29, 2001 will be reclassified to earnings within 12 months. Changes in the fair value of currency option contracts due to changes in time value are excluded from the assessment of effectiveness, and are recognized in cost of products sold. For the three and six months ended April 29, 2001, the change in option time value was not material. If the underlying transaction being hedged fails to occur, or occurs prior to the maturity of the financial instrument, or if a portion of any derivative is ineffective, Applied immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses. Applied did not record any gains or losses due to hedge ineffectiveness for the three and six months ended April 29, 2001. Applied recorded an immaterial amount of gains due to the underlying transaction failing to occur for the three months ended April 29, 2001.

Forward exchange contracts are used to hedge certain foreign currency denominated assets or liabilities. These derivatives do not qualify for SFAS 133 hedge accounting treatment. Accordingly, changes in the fair value of these hedges are recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged.

For the six months ended April 29, 2001, the transition adjustment was not material. Unrealized gains on derivative instruments designated and qualifying as cash flow hedges totaled $40 million, comprised of $77 million of net increase in fair value of derivatives, offset by $37 million in net gains reclassified from other comprehensive income to earnings.

9)      Stockholders' Equity

Comprehensive Income
 Components of comprehensive income, on an after-tax basis where applicable, were as follows (in thousands):

                                     Three Months Ended       Six Months Ended
                                  -----------------------  -----------------------
                                    April 30,   April 29,    April 30,   April 29,
                                      2000        2001         2000        2001
                                  ----------- -----------  ----------- -----------
Net income.......................   $468,871    $226,730     $795,974    $784,837
Change in unrealized gain on
  derivative instruments
  designated and qualifying as
  cash flow hedges...............         --      (2,633)          --      39,758
Foreign currency translation
  adjustments....................     (8,357)    (13,902)      (6,718)    (26,559)
                                  ----------- -----------  ----------- -----------
Comprehensive income.............   $460,514    $210,195     $789,256    $798,036
                                  =========== ===========  =========== ===========

Components of accumulated other comprehensive income/(loss), on an after-tax basis where applicable, were as follows (in thousands):

                                      October 29,    April 29,
                                         2000          2001
                                     ------------  ------------
Unrealized gain on derivative
  instruments designated and
  qualifying as cash flow hedges.....      $  --       $39,758
Cumulative translation adjustments...    (19,170)      (45,729)
                                     ------------  ------------
Accumulated other comprehensive
  income/(loss)......................   ($19,170)      ($5,971)
                                     ============  ============

Stock Repurchase Program
 Since March 1996, Applied has systematically repurchased shares of its common stock in the open market to partially fund its stock-based employee benefit plans. Upon the expiration of the previous authorization on March 22, 2001, the Board of Directors extended the share repurchase program and authorized the repurchase of up to $2 billion of Applied's common stock in the open market over the next three years. Under this new authorization, Applied will continue a systematic stock repurchase program and may also make additional share repurchases from time to time, depending on market conditions, share price and other factors.

During the six months ended April 30, 2000, Applied repurchased 548,000 shares of its common stock at an average price of $77.33, for a total cash outlay of $42 million. During the six months ended April 29, 2001, Applied repurchased 6,471,000 shares at an average price of $41.35, for a total cash outlay of $268 million.

10)     Business Combination
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

11)     Recent Accounting Pronouncements
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," providing guidance on the recognition, presentation and disclosure of revenue in financial statements. Applied is required to adopt SAB 101 in the fourth fiscal quarter of 2001, retroactively effective to the beginning of fiscal 2001. Management is currently evaluating the potential effect of the implementation of SAB 101 on Applied's financial condition and results of operations. Because Applied has complied with generally accepted accounting principles for historical revenue recognition, any change in revenue recognition resulting from SAB 101 will be reported with the fourth fiscal quarter of 2001 results as a change in accounting principle. While SAB 101 would not affect the fundamental aspects of Applied's operations as measured by shipments and cash flows, the implementation of SAB 101 could result in changes to the timing of Applied's revenue recognition practices, and therefore could have a material and adverse effect on Applied's financial condition and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements included in this Quarterly Report on Form 10-Q or made by management of Applied Materials, Inc. and its subsidiaries (Applied), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Applied's future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should, " "would," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section below entitled "Trends, Risks and Uncertainties" and in Note 11 of Notes to Consolidated Condensed Financial Statements in this Form 10-Q. Other risks and uncertainties are disclosed in Applied's prior SEC filings, including its Annual Report on Form 10-K for the fiscal year ended October 29, 2000. These and many other factors could affect Applied's future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf.

Results of Operations

Applied is a supplier of semiconductor manufacturing equipment and services to the global semiconductor industry. Business activity in the semiconductor and semiconductor manufacturing equipment industries has been cyclical; for this and other reasons, Applied's results of operations for the three and six months ended April 29, 2001 may not necessarily be indicative of future operating results.

During fiscal 2000, strong demand for Applied's products was driven by semiconductor manufacturers' needs for additional capacity and new technology to meet strong consumer demand for Internet, communications and digital applications and products. In addition, the semiconductor industry is transitioning to smaller device sizes, new materials, such as copper, and 300mm wafer processing, all of which require new manufacturing equipment and technology solutions. As a result of the industry expansion, Applied achieved new record levels of new orders, net sales and net income each quarter during fiscal 2000.

During the first fiscal quarter of 2001, slowing worldwide demand for semiconductors resulted in a rapid decline in demand for manufacturing equipment. Inventory buildups in telecommunication products, slower than expected personal computer sales and slower global economic growth caused semiconductor companies to reevaluate their capital spending plans. Despite the slowing worldwide economy, customers continue to invest in 300mm and other new technologies. However, a number of Applied's customers revised the timing of their capital spending and rescheduled or canceled existing backlog, resulting in the postponement of equipment delivery and a decline in new orders and net sales from fiscal 2000. This decline in demand deepened during the second fiscal quarter of 2001 due to continued weakness in the macro-economic climate and consumption of electronic goods, which resulted in further capital spending cutbacks by customers.

Applied received new orders of $1.4 billion for the second fiscal quarter of 2001 compared to $2.4 billion for the first fiscal quarter of 2001 and $2.9 billion for the second fiscal quarter of 2000. The decrease in new orders was due primarily to the industry cycles discussed above. New orders by region were as follows (dollars in millions):

                                              Three Months Ended
                                     -----------------------------------
                                     January 28, 2001    April 29, 2001
                                     ----------------   ----------------
                                       ($)      (%)       ($)      (%)
                                     -------  -------   -------  -------
 North America*.....................    713       29       332       24
 Taiwan.............................    483       20       265       20
 Japan..............................    452       19       282       21
 Europe.............................    400       16       189       14
 Korea..............................    117        5        83        6
 Asia-Pacific.......................    265       11       202       15
                                     -------  -------   -------  -------
   Total............................  2,430      100     1,353      100
                                     =======  =======   =======  =======

*   Primarily the United States.

Applied's backlog at April 29, 2001 was $3.0 billion, compared to $3.9 billion at January 28, 2001 and $4.4 billion at October 29, 2000.

Net sales for the second fiscal quarter of 2001 decreased 30 percent from the first fiscal quarter of 2001 and 13 percent from the second fiscal quarter of 2000. The decrease in second quarter net sales was due primarily to the industry cycles discussed above. However, net sales for the six months ended April 29, 2001 increased 19 percent from the comparable period of fiscal 2000 because of strong business volume early in the first fiscal quarter of 2001. Net sales by region were as follows (dollars in millions):

                          Three Months Ended              Six Months Ended
                  ------------------------------  ------------------------------
                  April 30, 2000  April 29, 2001  April 30, 2000  April 29, 2001
                  --------------  --------------  --------------  --------------
                     ($)    (%)      ($)    (%)      ($)    (%)      ($)    (%)
                  ------- ------  ------- ------  ------- ------  ------- ------
 North America*...   530     24      647     34      946     24    1,253     27
 Taiwan...........   544     25      210     11    1,070     27      728     16
 Japan............   366     17      498     26      681     17    1,202     26
 Europe...........   303     14      264     14      565     15      674     14
 Korea............   315     14      127      7      392     10      340      7
 Asia-Pacific.....   132      6      163      8      258      7      444     10
                  ------- ------  ------- ------  ------- ------  ------- ------
   Total.......... 2,190    100    1,909    100    3,912    100    4,641    100
                  ======= ======  ======= ======  ======= ======  ======= ======

*   Primarily the United States.

Applied's gross margin was 44.8 percent for the second fiscal quarter of 2001, compared to 48.8 percent for the first fiscal quarter of 2001 and 50.1 percent for the second fiscal quarter of 2000. Decreases from prior periods were caused primarily by lower factory absorption due to the decrease in business volume, and changes in product mix due to 300mm start-up and learning curve costs.

Excluding non-recurring items, operating expenses were 27 percent of net sales for the three months ended April 29, 2001, compared to 21 percent for the first fiscal quarter of 2001 and 22 percent for the second fiscal quarter of 2000. The increases as a percentage of net sales were due primarily to the decrease in net sales. Operating expenses were 24 percent of net sales for the six months ended April 29, 2001, compared to 23 percent for the six months ended April 30, 2000. In terms of absolute dollars, operating expenses for the three and six months ended April 29, 2001 were 8 percent and 23 percent higher, respectively, than for the comparable periods of fiscal 2000. Research and development spending increased primarily to support the semiconductor industry's transition to 300mm wafer processing, new materials (including copper) and smaller chip feature sizes. Marketing, selling, general and administrative expenses combined decreased slightly due to recent cost containment actions and lower business volume.

Non-recurring items for the second fiscal quarter of 2001 consisted of a pre-tax restructuring charge of $58 million, or $0.05 per diluted share after tax. During the second fiscal quarter of 2001, in response to continued reductions in capital spending by semiconductor manufacturers, Applied took actions to reduce headcount, which consisted primarily of a voluntary separation plan in North America, and to consolidate certain facilities. Non-recurring items for the second fiscal quarter of 2000 consisted of $40 million of pre-tax operating expenses incurred in connection with the acquisition of Etec Systems, Inc. For further details, see Note 6 of Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

Net interest income was $42 million for the three months ended April 29, 2001 and $88 million for the six months ended April 29, 2001, an increase from $28 million for the three months ended April 30, 2000 and $54 million for the six months ended April 30, 2000, due to higher average cash and investment balances.

Due to a shift in the geographic composition of Applied's pre-tax income, the effective income tax rate decreased from 30 percent for the six months ended April 30, 2000 to 29.5 percent for the six months ended April 29, 2001. As a result, the effective income tax rate decreased from 30 percent for the three months ended April 30, 2000 to 28 percent for the three months ended April 29, 2001.

Financial Condition, Liquidity and Capital Resources

Applied's financial condition at April 29, 2001 remained strong, with a ratio of current assets to current liabilities of 4.1:1, compared to 3.2:1 at October 29, 2000. Applied had cash, cash equivalents and short-term investments of $4.5 billion at April 29, 2001.

For the six months ended April 29, 2001, cash, cash equivalents and short-term investments increased by $312 million. Significant sources of cash were net income, excluding depreciation and amortization expense, and a decrease in accounts receivable due to collections of $4.6 billion and receivable sales of $891 million. These sources of cash were partially offset by changes in working capital, particularly an increase in inventories and decreases in accounts payable and accrued expenses and income taxes payable, capital expenditures to complete strategic infrastructure projects and repurchases of common stock. For further details, see the Consolidated Condensed Statements of Cash Flows in this Form 10-Q.

Applied utilized programs to sell accounts receivable of $891 million during the six months ended April 29, 2001. Receivable sales have the effect of increasing cash and reducing accounts receivable and days sales outstanding. For further details regarding accounts receivable sales, see Note 3 of Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

At April 29, 2001, Applied's principal sources of liquidity consisted of $4.5 billion of cash, cash equivalents and short-term investments and approximately $551 million of available credit facilities, including $250 million from the 364-Day Credit Agreement dated March 10, 2000, the expiration of which has been extended to March 8, 2002. Applied's liquidity is affected by many factors, some of which are based on normal ongoing operations, and others of which relate to the uncertainties of global economies and the semiconductor and semiconductor equipment industries, and also may be affected from time to time by potential additional share repurchases. Although Applied's cash requirements fluctuate based on the timing and extent of these factors, Applied believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy liquidity requirements for the next 12 months.

Trends, Risks and Uncertainties

The industry that Applied serves is highly volatile and unpredictable.
The semiconductor industry has historically been cyclical because of sudden changes in customer capacity requirements and demand for semiconductors, which have affected the timing and amounts of capital equipment purchases by customers. The health of the semiconductor manufacturing equipment industry is affected by these industry cycles, the timing, length and severity of which are difficult to predict. Although semiconductors are used in many different products, the markets for those products are interrelated to various degrees. During periods of declining demand for semiconductor manufacturing equipment, customers may reduce purchases, delay delivery of products and/or cancel orders. Therefore, Applied must be able to quickly and effectively align its cost structure with prevailing market conditions, to manage its inventory levels in order to reduce the possibility of future inventory write-downs resulting from obsolescence, and to motivate and retain key employees. These cycles create pressure on pricing, gross margin and profit. In addition, these cycles strain key management, engineering and other employees who are vital to Applied's success. During periods of rapid growth, Applied must be able to acquire and/or develop sufficient manufacturing capacity and inventory to meet customer demand, and to attract, hire, assimilate and retain a sufficient number of qualified people. If Applied is unable to achieve its objectives in a timely manner during these industry cycles, there could be a material adverse effect on its financial condition and results of operations.

Applied is exposed to the risks associated with industry overcapacity.
Inventory buildups in telecommunication products, slower than expected personal computer sales and slower global economic growth have resulted in overcapacity for semiconductor manufacturers and have caused them to reevaluate their capital spending plans. Continued overcapacity could cause further delays or decreased demand for Applied's products and materially and adversely affect Applied's business, financial condition and results of operations.

Applied is exposed to the risks of operating a global business.
Currently, a significant percentage of Applied's revenues result from sales outside the U.S. Certain manufacturing facilities and suppliers are also located abroad. Managing Applied's global operations presents challenges, including periodic regional economic downturns, trade balance issues, varying business conditions and demands, political instability, U.S. export restrictions, fluctuations in interest and currency exchange rates and cultural diversities, among other risks. For example, global uncertainties with respect to: 1) decreased rates of gross domestic product growth globally; 2) foundry capacity utilization; 3) capital spending in the telecommunications and personal computer industries; and 4) memory price weakness may affect Applied's business, financial condition and results of operations.

Applied is exposed to the risks associated with the slowing in global economic growth.
Decreased consumer confidence, reduced corporate profits and a slowdown in the sale of electronic goods have contributed to slower growth in the U.S. economy, which is affecting other regions throughout the world. A prolonged slowdown in global economic growth can materially and adversely affect Applied's business, financial condition and results of operations.

Applied operates in a highly competitive industry characterized by increasingly rapid technological changes.
Applied's competitive advantage and future success depend on its ability to successfully: 1) develop new products and technologies; 2) develop new markets in the semiconductor industry for its products and services; 3) introduce new products to the marketplace in a timely manner; 4) qualify new products with its customers; and 5) commence and adjust production to meet customer demands. The introduction of an increasingly broader set of new products and technologies, including those to support the transition to new materials, smaller linewidths and 300mm systems, grows increasingly complex over time. If Applied does not develop and introduce new products and technologies in a timely manner in response to changing market conditions or customer requirements, its competitive position, financial condition and results of operations could be materially and adversely affected.

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
Applied's business depends on its ability to manufacture products that meet the rapidly changing demands of its customers. Significant interruptions of manufacturing operations as a result of natural disasters, such as earthquakes or tornadoes, or other causes, such as software issues, failures of suppliers to timely deliver quality components and products or infrastructure failures, could result in delayed product deliveries or manufacturing inefficiencies, any or all of which could materially and adversely affect Applied's financial condition and results of operations.

The shortage of energy supplies in California could negatively affect Applied's operations.
California is experiencing prolonged energy alerts caused by the shortage and substantially increased costs of electricity and natural gas supplies. Although the majority of Applied's manufacturing operations are located outside of California, Applied conducts its major research, development and engineering and pilot manufacturing activities in California. In addition, California's power crisis may affect other regions of the U.S. If Applied encounters a disruption in its energy supplies and its backup generators fail to provide adequate power, or if energy costs continue to rise sharply, Applied's financial condition and results of operations may be materially and adversely affected.

Applied is exposed to various risks related to legal proceedings or claims.
Applied currently is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, contracts and other matters (see Part II below). These legal proceedings and claims, whether with or without merit, could be time-consuming and expensive to prosecute or defend, and divert management's attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings or claims. Applied's intellectual property rights may not provide significant competitive advantages if they are circumvented, invalidated or obsoleted by the rapid pace of technological change. If Applied is not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend its position, Applied's financial condition and results of operations could be materially and adversely affected. Applied's success is dependent in part upon the protection of its intellectual property rights. Infringement of Applied's rights by a third party could result in uncompensated lost market and revenue opportunities for Applied.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Applied purchases forward exchange and currency option contracts to hedge certain existing and anticipated foreign currency denominated transactions expected to occur during the next year. Gains and losses on these contracts are recognized in income when the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses were not material for the three or six months ended April 29, 2001.

Applied has performed an analysis to assess the potential financial effect of reasonably possible near-term changes in interest and foreign currency exchange rates. Based upon Applied's analysis, the effect of such rate changes is not expected to be material to Applied's cash flows, financial condition or results of operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Novellus
On June 13, 1997, Applied filed a lawsuit against Varian Associates, Inc. (Varian) captioned Applied Materials, Inc. v. Varian Associates, Inc. (case no. C-97-20523-RMW) in the United States District Court for the Northern District of California, alleging infringement of several of Applied's patents concerning physical vapor deposition (PVD) technology. On July 7, 1997, Applied amended that action to allege infringement of those same Applied PVD patents against Novellus Systems, Inc. (Novellus) and to add Novellus as a defendant, as a result of Novellus' acquisition of Varian's thin film systems PVD business. On June 23, 1997, Novellus filed a separate lawsuit against Applied captioned Novellus Systems, Inc. v. Applied Materials, Inc. (case no. C-97-20551-EAI) in the United States District Court for the Northern District of California, alleging infringement by Applied of several PVD technology patents that were formerly owned by Varian. Novellus seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys' fees. In September 2000, Applied and Varian settled their disputes, and on October 3, 2000, Applied's claims against Varian and Varian's claims and counterclaims against Applied were dismissed with prejudice. The litigation with Novellus continues. Fact discovery has closed in these actions. The court has canceled the August 2001 trial date and no new trial date has been set. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

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

Axcelis Technologies
On January 8, 2001, Axcelis Technologies, Inc. (Axcelis), formerly a subsidiary of Eaton Corporation, filed a lawsuit in the United States District Court for the District of Massachusetts captioned Axcelis Technologies, Inc. v. Applied Materials, Inc. (case no. 01-10029 DPW). The lawsuit alleges that Applied infringes a patent concerning ion implantation owned by Axcelis. The complaint also alleges various Massachusetts state and common law tortious interference and unfair competition claims. Axcelis seeks a preliminary and permanent injunction, damages, costs and attorneys' fees. On April 12, 2001, Applied answered the complaint by denying all allegations and counterclaimed for declaratory judgment of invalidity and non-infringement, and various unfair competition and deceptive practices law claims. Applied seeks damages, a permanent injunction, costs and attorneys' fees. The August 2001 trial date has been postponed, and the Court has set a trial readiness date of October 24, 2001. No trial date has been set. Applied believes it has meritorious defenses to the action and intends to pursue them vigorously.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on March 22, 2001 in New York, New York. Nine incumbent directors were re-elected and one new director was elected without opposition to serve one-year terms in office. The results of this election were as follows:

     Name of Director             Votes For (shares)        Votes Withheld (shares)
---------------------------  --------------------------  --------------------------
James C. Morgan............         683,913,403                  3,660,656
Dan Maydan.................         683,426,574                  4,147,485
Michael H. Armacost........         683,935,199                  3,638,860
Deborah A. Coleman.........         683,582,979                  3,991,080
Herbert M. Dwight, Jr......         683,642,589                  3,931,470
Philip V. Gerdine..........         683,861,200                  3,712,859
Paul R. Low................         683,571,133                  4,002,926
Steven L. Miller...........         683,624,438                  3,949,621
Minoru Morio...............         681,815,928                  5,758,131
Stan Shih..................         660,793,734                 26,780,325

Item 5. Other Information

The ratio of earnings to fixed charges for the six months ended April 30, 2000 and April 29, 2001, and for each of the last five fiscal years, was as follows:

                                                         Six Months Ended
                       Fiscal Year                    ----------------------
    ------------------------------------------------   April 30,   April 29,
      1996      1997      1998      1999      2000       2000        2001
    --------  --------  --------  --------  --------  ----------  ----------
     19.44x    19.01x    7.56x     14.03x    32.82x     20.49x      22.58x
    ========  ========  ========  ========  ========  ==========  ==========

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

10.1      Form of Nonqualified Stock Option Grant Agreement for use under the 1995 Equity Incentive Plan.

b) Applied did not file any reports on Form 8-K during its second fiscal quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

June 7, 2001

By:	/s/ Joseph R. Bronson

Joseph R. Bronson
Executive Vice President, Office of the President and Chief Financial Officer

By:	/s/ Nancy H. Handel

Nancy H. Handel
Group Vice President, Deputy Chief Financial Officer and Corporate Controller

                                       EXHIBIT INDEX

 EXHIBIT
 NUMBER                                DESCRIPTION
----------                             -----------

10.1         Form of Nonqualified Stock Option Grant Agreement for use under the 1995
             Equity Incentive Plan