Form 10-Q
period 2001-07-29
APPLIED MATERIALS INC /DE
filed 2001-08-24
CIK 6951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2001

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

Number of shares outstanding of the issuer's common stock as of July 29, 2001: 816,269,159

APPLIED MATERIALS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Statements of Operations for the three and nine months ended July 30, 2000 and July 29, 2001

Consolidated Condensed Balance Sheets as of October 29, 2000 and July 29, 2001

Consolidated Condensed Statements of Cash Flows for the nine months ended July 30, 2000 and July 29, 2001

Notes to Consolidated Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Recent Accounting Pronouncements

Financial Condition, Liquidity and Capital Resources

Trends, Risks and Uncertainties

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Item 5: Other Information

Item 6: Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                     Three Months Ended       Nine Months Ended
                                  -----------------------  -----------------------
(In thousands, except per           July 30,    July 29,     July 30,    July 29,
 share amounts)                       2000        2001         2000        2001
--------------------------------  ----------- -----------  ----------- -----------
Net sales.......................  $2,732,028  $1,333,871   $6,644,249  $5,974,438
Cost of products sold...........   1,340,126     800,839    3,297,428   3,253,783
                                  ----------- -----------  ----------- -----------
Gross margin....................   1,391,902     533,032    3,346,821   2,720,655

Operating expenses:
   Research, development and
     engineering................     303,946     277,333      780,509     926,251
   Marketing and selling........     128,426     125,979      340,718     389,188
   General and administrative...     133,291     114,369      343,998     306,481
   Non-recurring items..........          --      14,150       40,000      72,564
                                  ----------- -----------  ----------- -----------
Income from operations..........     826,239       1,201    1,841,596   1,026,171

Non-recurring income............          --          --       68,158          --

Interest expense................      12,665      10,709       38,154      34,981
Interest income.................      48,970      54,153      127,962     166,699
                                  ----------- -----------  ----------- -----------
Income before income taxes......     862,544      44,645    1,999,562   1,157,889
Provision for income taxes......     258,763      16,120      599,807     344,527
                                  ----------- -----------  ----------- -----------

Net income......................    $603,781     $28,525   $1,399,755    $813,362
                                  =========== ===========  =========== ===========
Earnings per share:
   Basic........................       $0.75       $0.04        $1.74       $1.00
   Diluted......................       $0.70       $0.03        $1.63       $0.96

Weighted average number of shares:
   Basic........................     809,345     814,920      804,532     812,219
   Diluted......................     862,071     853,905      858,585     848,793
----------------------------------------------------------------------------------

      See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS*

                                                 October 29,    July 29,
(In thousands)                                       2000         2001
----------------------------------------------  ------------  ------------
ASSETS

Current assets:
   Cash and cash equivalents.................    $1,647,604    $1,365,036
   Short-term investments....................     2,580,435     3,315,886
   Accounts receivable, net..................     2,351,379     1,315,800
   Inventories...............................     1,503,751     1,453,996
   Deferred income taxes.....................       549,108       545,598
   Other current assets......................       206,870       244,711
                                                ------------  ------------
Total current assets.........................     8,839,147     8,241,027

Property, plant and equipment, net...........     1,366,782     1,653,001
Other assets.................................       339,801       339,258
                                                ------------  ------------
Total assets.................................   $10,545,730   $10,233,286
                                                ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable.............................       $94,676       $99,993
   Current portion of long-term debt.........        11,621         4,652
   Accounts payable and accrued expenses.....     2,268,608     1,502,940
   Income taxes payable......................       384,806       138,689
                                                ------------  ------------
Total current liabilities....................     2,759,711     1,746,274

Long-term debt...............................       573,126       565,893
Deferred income taxes and other liabilities..       108,545       126,505
                                                ------------  ------------
Total liabilities............................     3,441,382     2,438,672
                                                ------------  ------------
Stockholders' equity:
   Common stock..............................         8,125         8,163
   Additional paid-in capital................     1,930,212     1,827,316
   Retained earnings.........................     5,185,181     5,998,543
   Accumulated other comprehensive
    income/(loss)............................       (19,170)      (39,408)
                                                ------------  ------------
Total stockholders' equity...................     7,104,348     7,794,614
                                                ------------  ------------
Total liabilities and stockholders' equity...   $10,545,730   $10,233,286
                                                ============  ============

*   Amounts as of July 29, 2001 are unaudited. Amounts as of October 29, 2000 are from the October 29, 2000 audited financial statements.

      See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                        Nine Months Ended
                                                    --------------------------
                                                      July 30,      July 29,
(In thousands)                                          2000          2001
--------------------------------------------------- ------------  ------------
Cash flows from operating activities:
  Net income......................................   $1,399,755      $813,362
  Adjustments required to reconcile net income to
    cash provided by operating activities:
      Depreciation and amortization...............      269,602       282,726
      Deferred income taxes.......................        9,483          (379)
      Non-cash portion of restructuring charge....           --        18,418
      Adjustment to conform fiscal year end
        for Etec Systems, Inc.....................         (708)           --
      Changes in assets and liabilities, net of
        amounts acquired:
           Accounts receivable, net...............     (905,950)      942,138
           Inventories............................     (415,573)        6,710
           Other current assets...................      (28,171)      (21,992)
           Other assets...........................       (9,708)      (52,994)
           Accounts payable and accrued expenses..      475,211      (638,599)
           Income taxes payable...................      150,647      (241,978)
           Other liabilities......................       14,003        20,915
                                                    ------------  ------------
Cash provided by operating activities.............      958,591     1,128,327
                                                    ------------  ------------
Cash flows from investing activities:
  Capital expenditures, net of retirements........     (225,532)     (537,671)
  Proceeds from sales of short-term investments...    1,415,241     1,593,010
  Purchases of short-term investments.............   (1,868,480)   (2,328,461)
                                                    ------------  ------------
Cash used for investing activities................     (678,771)   (1,273,122)
                                                    ------------  ------------
Cash flows from financing activities:
  Short-term debt activity, net...................       32,327        20,790
  Long-term debt repayments.......................       (4,177)       (8,585)
  Common stock transactions, net..................      171,071      (114,758)
                                                    ------------  ------------
Cash provided by/(used for) financing activities..      199,221      (102,553)
                                                    ------------  ------------
Effect of exchange rate changes on cash...........       (4,327)      (35,220)
                                                    ------------  ------------
Increase/(decrease) in cash and cash equivalents..      474,714      (282,568)
Cash and cash equivalents - beginning of period...      868,121     1,647,604
                                                    ------------  ------------
Cash and cash equivalents - end of period.........   $1,342,835    $1,365,036
                                                    ============  ============
For the nine months ended July 30, 2000, cash payments for interest and income taxes were $22,336 and $445,779, respectively. For the nine months ended July 29, 2001, cash payments for interest and income taxes were $21,449 and $567,131, respectively.

      See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
NINE MONTHS ENDED JULY 29, 2001

1)      Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. (Applied) included herein have been prepared on a basis consistent with the October 29, 2000 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the October 29, 2000 audited consolidated financial statements and notes thereto included in Applied's Form 10-K for the fiscal year ended October 29, 2000. Applied's results of operations for the three and nine months ended July 29, 2001 are not necessarily indicative of future operating results.

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

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of Applied's common stock for the period. For the three months ended July 29, 2001, options to purchase approximately 7,754,000 shares of common stock at an average exercise price of $71.96 were excluded from the computation, and for the nine months ended July 29, 2001, options to purchase approximately 10,737,000 shares of common stock at an average exercise price of $65.42 were excluded from the computation.

3)      Accounts Receivable, Net
Applied has agreements with various financial institutions to sell accounts receivable from selected customers. Applied sold accounts receivable under these agreements of $1.1 billion for the nine months ended July 30, 2000 and $1.1 billion for the nine months ended July 29, 2001. Discounting fees were not material for the three or nine months ended July 30, 2000 or July 29, 2001, and were recorded as interest expense. At July 29, 2001, $285 million of sold receivables remained outstanding under these agreements. A portion of these sold receivables is subject to certain recourse provisions. Applied has not experienced any losses under these recourse provisions, and receivables sold under these provisions have terms and credit risk characteristics similar to Applied's overall receivables portfolio.

4)      Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. Components of inventories were as follows (in thousands):

                                      October 29,    July 29,
                                         2000          2001
                                     ------------  ------------
 Customer service spares............    $443,595      $550,164
 Raw materials......................     384,840       370,243
 Work-in-process....................     413,228       200,475
 Finished goods.....................     262,088       333,114
                                     ------------  ------------
                                      $1,503,751    $1,453,996
                                     ============  ============

5)      Accounts Payable and Accrued Expenses
Components of accounts payable and accrued expenses were as follows (in thousands):

                                      October 29,    July 29,
                                         2000          2001
                                     ------------  ------------
 Accounts payable...................    $649,681      $262,559
 Compensation and benefits..........     446,848       193,083
 Installation and warranty..........     363,697       304,019
 Deferred revenue...................     144,447       173,063
 Other..............................     663,935       570,216
                                     ------------  ------------
                                      $2,268,608    $1,502,940
                                     ============  ============

6)      Non-recurring Items
During the third fiscal quarter of 2001, Applied recorded $10 million of acquired in-process research and development expense in connection with its acquisition of Oramir Semiconductor Equipment Ltd. For further details regarding this acquisition, see Note 10 of Notes to Consolidated Condensed Financial Statements. Also during the third fiscal quarter of 2001, in response to continued reductions in capital spending by semiconductor manufacturers, Applied recorded a pre-tax restructuring charge of $4 million associated with severance and benefits costs. Total non-recurring items for the third fiscal quarter of 2001 amounted to $14 million, or $0.02 per diluted share after tax.

During the second fiscal quarter of 2001, Applied took actions to reduce headcount, which consisted primarily of a voluntary separation plan in North America, and to consolidate certain facilities. In connection with these actions, Applied reduced its global workforce by approximately 1,000 employees, or three percent, and recorded a pre-tax restructuring charge of $58 million, or $0.05 per diluted share after tax. The majority of the affected employees were based in Santa Clara, California and Austin, Texas, and represented multiple company activities and functions. Total cash outlays for these restructuring activities will be approximately $40 million. The remaining $18 million of non-cash restructuring charges consists primarily of compensation expense for accelerated vesting of certain stock options and reserves for certain assets. During the third fiscal quarter of 2001, approximately $20 million of cash was used for restructuring costs. The majority of the remaining cash outlays are expected to occur during the fourth fiscal quarter of 2001.

Restructuring activity was as follows (in thousands):

                            Severance
                           and Benefits  Facilities     Other       Total
                           ------------  -----------  ----------  ----------
Provision.................     $46,693       $6,523      $5,198     $58,414
Amount utilized...........     (19,628)         --           --     (19,628)
                           ------------  -----------  ----------  ----------
Balance, April 29, 2001...      27,065        6,523       5,198      38,786
Provision.................       4,150          --           --       4,150
Amount utilized...........     (19,267)      (2,855)     (3,099)    (25,221)
                           ------------  -----------  ----------  ----------
Balance, July 29, 2001....     $11,948       $3,668      $2,099     $17,715
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

Applied uses derivative financial instruments, such as forward exchange contracts and currency option contracts, to hedge certain forecasted foreign currency denominated transactions expected to occur within the next 12 months. In accordance with SFAS 133, these hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges, and are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of other comprehensive income in stockholders' equity, and is reclassified into earnings when the hedged transaction affects earnings. All amounts included in other comprehensive income at July 29, 2001 will be reclassified to earnings within 12 months. Changes in the fair value of currency option contracts due to changes in time value are excluded from the assessment of effectiveness, and are recognized in cost of products sold. For the three and nine months ended July 29, 2001, the change in option time value was not material. If the underlying transaction being hedged fails to occur, or if a portion of any derivative is ineffective, Applied immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses. Applied recorded an immaterial amount of net gains due to the anticipated transaction failing to occur for the three and nine months ended July 29, 2001.

Forward exchange contracts are used to hedge certain foreign currency denominated assets or liabilities. These derivatives are not designated for SFAS 133 hedge accounting treatment. Accordingly, changes in the fair value of these hedges are recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged.

Derivative-related activity in accumulated other comprehensive income/(loss) for the nine months ended July 29, 2001 was as follows. There was no material transition adjustment. The change in unrealized gains on derivative instruments designated and qualifying as cash flow hedges totaled $15 million, comprised of $78 million of net increase in fair value of derivatives, offset by $63 million of net gains reclassified from accumulated other comprehensive income/(loss) to earnings.

9)      Stockholders' Equity

Comprehensive Income
 Components of comprehensive income/(loss), on an after-tax basis where applicable, were as follows
(in thousands):

                                     Three Months Ended       Nine Months Ended
                                  -----------------------  -----------------------
                                    July 30,    July 29,     July 30,    July 29,
                                      2000        2001         2000        2001
                                  ----------- -----------  ----------- -----------
Net income......................    $603,781     $28,525   $1,399,755    $813,362
Change in unrealized gain on
  derivative instruments
  designated and qualifying as
  cash flow hedges..............          --     (25,096)          --      14,662
Foreign currency translation
  adjustments...................      (8,674)     (8,341)     (15,392)    (34,900)
                                  ----------- -----------  ----------- -----------
Comprehensive income/(loss).....    $595,107     ($4,912)  $1,384,363    $793,124
                                  =========== ===========  =========== ===========

Components of accumulated other comprehensive income/(loss), on an after-tax basis where applicable, were as follows (in thousands):

                                      October 29,    July 29,
                                         2000          2001
                                     ------------  ------------
Unrealized gain on derivative
  instruments designated and
  qualifying as cash flow hedges.....       $ --       $14,662
Cumulative translation adjustments...    (19,170)      (54,070)
                                     ------------  ------------
Accumulated other comprehensive
  income/(loss)......................   ($19,170)     ($39,408)
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

During the nine months ended July 30, 2000, Applied repurchased 751,000 shares of its common stock at an average price of $80.06, for a total cash outlay of $60 million. During the nine months ended July 29, 2001, Applied repurchased 6,866,000 shares at an average price of $41.71, for a total cash outlay of $286 million.

10)     Business Combination
On June 27, 2001, Applied acquired Oramir Semiconductor Equipment Ltd., a supplier of advanced laser cleaning technologies for semiconductor wafers, in a purchase business combination for $21 million in cash. In connection with this acquisition, Applied recorded acquired in-process research and development expense of $10 million and goodwill of $12 million. Management has assigned a useful life of seven years to the goodwill. This acquisition did not have a material effect on Applied's financial condition or results of operations.

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

11)     Recent Accounting Pronouncements
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," providing guidance on the recognition, presentation and disclosure of revenue in financial statements. Applied is required to adopt SAB 101 in the fourth fiscal quarter of 2001, retroactively effective to the beginning of fiscal 2001. Management has adopted the following implementation plan. For all transactions where legal title passes to the customer upon shipment, Applied will generally continue to recognize revenue upon shipment for all products that have previously been demonstrated to meet product specifications, except for revenue associated with certain installation-related tasks, which will be deferred until such tasks are complete. For new products or products that have not previously been demonstrated to meet product specifications, revenue will be recognized at customer technical acceptance. For transactions where legal title does not transfer at shipment, revenue will be recognized when legal title passes to the customer, which is typically at customer technical acceptance.

Under the provisions of SAB 101, the change in revenue recognition resulting from SAB 101 will be reported with fiscal 2001 annual results as a change in accounting principle. Management is in the process of quantifying the exact effect of the implementation of SAB 101 on Applied's reported financial condition and results of operations. While SAB 101 will not affect the fundamental economics of Applied's business as measured by shipments and cash flows, the implementation of SAB 101 will result in changes to the timing of recognition of certain of Applied's revenues, and therefore may have a material effect on Applied's reported financial condition and results of operations.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations." SFAS 141 supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Applied does not expect the adoption of SFAS 141 to have a material effect on its financial condition or results of operations.

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets," and requires the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with certain early adoption permitted. Applied is in the process of assessing the effect of adopting SFAS 142, and expects to adopt SFAS 142 for its first fiscal quarter of 2002.

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

Results of Operations

Applied is a supplier of semiconductor manufacturing equipment and services to the global semiconductor industry. Business activity in the semiconductor and semiconductor manufacturing equipment industries has been cyclical; for this and other reasons, Applied's results of operations for the three and nine months ended July 29, 2001 may not necessarily be indicative of future operating results.

During fiscal 2000, strong demand for Applied's products was driven by semiconductor manufacturers' needs for additional capacity and new technology to meet strong consumer demand for Internet, communications and digital applications and products. In addition, the semiconductor industry began transitioning to smaller device sizes, new materials, such as copper, and 300mm wafer processing, all of which required new manufacturing equipment and technology solutions. As a result of the industry expansion and technology transitions, Applied achieved record levels of new orders, net sales and net income for each quarter of fiscal 2000.

During the first fiscal quarter of 2001, slowing worldwide demand for semiconductors resulted in a rapid decline in demand for manufacturing equipment. Inventory buildups in telecommunication products, slower than expected personal computer sales and slower global economic growth caused semiconductor companies to reevaluate their capital spending plans. This decline in demand deepened into a severe industry downturn during the second and third fiscal quarters of 2001 due to continued weakness in the macro-economic climate and consumption of electronic goods, which resulted in further capital spending cutbacks by customers.

Applied received new orders of $1.2 billion for the third fiscal quarter of 2001 compared to $1.4 billion for the second fiscal quarter of 2001 and $3.3 billion for the third fiscal quarter of 2000. The decrease in new orders was due primarily to the industry cycles discussed above. New orders by region were as follows (dollars in millions):

                                              Three Months Ended
                                     -----------------------------------
                                       April 29, 2001     July 29, 2001
                                     ----------------   ----------------
                                       ($)      (%)       ($)      (%)
                                     -------  -------   -------  -------
 North America*.....................    332       24       530       44
 Taiwan.............................    265       20       185       15
 Japan..............................    282       21       225       19
 Europe.............................    189       14       167       14
 Korea..............................     83        6        41        3
 Asia-Pacific.......................    202       15        60        5
                                     -------  -------   -------  -------
   Total............................  1,353      100     1,208      100
                                     =======  =======   =======  =======

*   Primarily the United States.

Applied's backlog at July 29, 2001 was $2.6 billion, compared to $3.0 billion at April 29, 2001 and $3.9 billion at January 28, 2001.

Net sales for the third fiscal quarter of 2001 decreased 30 percent from the second fiscal quarter of 2001 and 51 percent from the third fiscal quarter of 2000. Net sales for the nine months ended July 29, 2001 decreased 10 percent from the comparable period of fiscal 2000. The decreases in net sales were due primarily to the industry cycles discussed above. Net sales by region were as follows (dollars in millions):

                        Three Months Ended              Nine Months Ended
                  ------------------------------  ------------------------------
                   July 30, 2000  July 29, 2001    July 30, 2000  July 29, 2001
                  --------------  --------------  --------------  --------------
                     ($)    (%)      ($)    (%)      ($)    (%)      ($)    (%)
                  ------- ------  ------- ------  ------- ------  ------- ------
 North America*...   720     26      443     33    1,666     25    1,696     28
 Taiwan...........   673     25      216     16    1,743     26      944     16
 Japan............   366     13      270     21    1,047     16    1,472     25
 Europe...........   399     15      202     15      964     14      876     15
 Korea............   251      9       82      6      643     10      421      7
 Asia-Pacific.....   323     12      121      9      581      9      565      9
                  ------- ------  ------- ------  ------- ------  ------- ------
   Total.......... 2,732    100    1,334    100    6,644    100    5,974    100
                  ======= ======  ======= ======  ======= ======  ======= ======

*   Primarily the United States.

Applied's gross margin was 40.0 percent for the third fiscal quarter of 2001, compared to 44.8 percent for the second fiscal quarter of 2001 and 50.9 percent for the third fiscal quarter of 2000. Gross margin for the nine months ended July 29, 2001 was 45.5 percent, compared to 50.4 percent for the comparable period of fiscal 2000. The decreases from prior periods were caused primarily by factory underabsorption due to the decrease in business volume, and changes in product mix due to 300mm start-up and learning curve costs.

Excluding non-recurring items, operating expenses were 39 percent of net sales for the three months ended July 29, 2001, compared to 27 percent for the second fiscal quarter of 2001 and 21 percent for the third fiscal quarter of 2000. Operating expenses were 27 percent of net sales for the nine months ended July 29, 2001, compared to 22 percent for the nine months ended July 30, 2000. The increases as a percentage of net sales were due primarily to the decrease in net sales. In terms of absolute dollars, operating expenses for the three months ended July 29, 2001 were eight percent lower than for the third fiscal quarter of 2000, due primarily to reductions in discretionary and compensation expenditures. Operating expenses for the nine months ended July 29, 2001 were 11 percent higher than for the nine months ended July 30, 2000, primarily due to increased research and development spending to support the semiconductor industry's transition to 300mm wafer processing, new materials (including copper) and smaller chip feature sizes.

Non-recurring items for the third fiscal quarter of 2001 amounted to $14 million, or $0.02 per diluted share after tax. These items consisted of a non-tax deductible charge of $10 million for acquired in-process research and development associated with the acquisition of Oramir Semiconductor Equipment Ltd. and a pre-tax restructuring charge of $4 million associated with severance and benefit costs. Non-recurring items for the second fiscal quarter of 2001 consisted of a pre-tax restructuring charge of $58 million, or $0.05 per diluted share after tax. Non-recurring items for the second fiscal quarter of 2000 consisted of $40 million of pre-tax operating expenses incurred in connection with the acquisition of Etec Systems, Inc. For further details, see Note 6 of Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

Net interest income was $43 million for the three months ended July 29, 2001 and $132 million for the nine months ended July 29, 2001, an increase from $36 million for the three months ended July 30, 2000 and $90 million for the nine months ended July 30, 2000, due to higher average cash and investment balances.

Applied expected an effective income tax rate of 29.5 percent for the three and nine months ended July 29, 2001, which decreased from the effective income tax rate of 30 percent for the three and nine months ended July 30, 2000, due to a shift in the geographic composition of Applied's pre-tax income. However, Applied's actual effective income tax rate was 36.1 percent for the three months ended July 29, 2001 and 29.8 percent for the nine months ended July 29, 2001 due to the non-tax deductible nature of acquired in-process research and development expense.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," providing guidance on the recognition, presentation and disclosure of revenue in financial statements. Applied is required to adopt SAB 101 in the fourth fiscal quarter of 2001, retroactively effective to the beginning of fiscal 2001. Management is in the process of quantifying the exact effect of the implementation of SAB 101 on Applied's reported financial condition and results of operations. While SAB 101 will not affect the fundamental economics of Applied's business as measured by shipments and cash flows, the implementation of SAB 101 will result in changes to the timing of recognition of certain of Applied's revenues, and therefore may have a material effect on Applied's reported financial condition and results of operations.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations." SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Applied does not expect the adoption of SFAS 141 to have a material effect on its financial condition or results of operations.

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which requires the discontinuance of goodwill amortization. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with certain early adoption permitted. Applied is in the process of assessing the effect of adopting SFAS 142, and expects to adopt SFAS 142 for its first fiscal quarter of 2002.

For further details regarding the above recent accounting pronouncements, see Note 11 of Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

Financial Condition, Liquidity and Capital Resources

Applied's financial condition at July 29, 2001 remained strong, with a ratio of current assets to current liabilities of 4.7:1, compared to 3.2:1 at October 29, 2000. Applied had cash, cash equivalents and short-term investments of $4.7 billion at July 29, 2001.

For the nine months ended July 29, 2001, cash, cash equivalents and short-term investments increased by $453 million. Significant sources of cash were net income, excluding depreciation and amortization expense, and a decrease in accounts receivable. These sources of cash were partially offset by changes in working capital, particularly decreases in accounts payable and accrued expenses and income taxes payable, capital expenditures to complete strategic infrastructure projects and repurchases of common stock. For further details, see the Consolidated Condensed Statements of Cash Flows in this Form 10-Q.

Applied utilized programs to sell accounts receivable of $1.1 billion during the nine months ended July 29, 2001, of which $285 million remained outstanding at July 29, 2001. Receivable sales have the effect of increasing cash and reducing accounts receivable and days sales outstanding. For further details regarding accounts receivable sales, see Note 3 of Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

At July 29, 2001, Applied's principal sources of liquidity consisted of $4.7 billion of cash, cash equivalents and short-term investments and approximately $580 million of available credit facilities, including $250 million from the 364-Day Credit Agreement dated March 10, 2000, the expiration of which has been extended to March 8, 2002. Applied's liquidity is affected by many factors, some of which are based on normal ongoing operations, and others of which relate to the uncertainties of global economies and the semiconductor and semiconductor equipment industries, and also may be affected from time to time by potential additional share repurchases. Although Applied's cash requirements fluctuate based on the timing and extent of these factors, Applied believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy liquidity requirements for the next 12 months.

Trends, Risks and Uncertainties

The highly cyclical semiconductor equipment industry is currently experiencing a severe downturn.
The semiconductor industry has historically been cyclical because of sudden changes in customer capacity requirements and demand for semiconductors, which have affected the timing and amounts of capital equipment purchases by our customers. As suppliers to the semiconductor industry, the semiconductor equipment industry is in turn characterized by up and down business cycles, the timing, length and volatility of which are difficult to predict. These cycles create pressure on Applied's revenue, gross margin and profit. In addition, these cycles strain key management, engineering and other employees who are vital to Applied's success.

Management believes that the current industry downturn may be the steepest decline in history, and management cannot predict when a recovery will begin. During periods of declining demand for semiconductor manufacturing equipment, customers typically reduce purchases, delay delivery of products and/or cancel orders. During this downturn, Applied must be able to quickly and effectively align its cost structure with prevailing market conditions and motivate and retain key employees. If Applied is unable to achieve its objectives in a timely manner during the current downturn, there could be a material adverse effect on its financial condition and results of operations.

Applied is exposed to the risks associated with industry overcapacity.
Inventory buildups in telecommunication products, slower than expected personal computer sales and slower global economic growth have dramatically decreased demand for semiconductors. This decreased demand has resulted in excess production capacity for semiconductor manufacturers and has caused these manufacturers to reevaluate their capital spending plans. Delays or cancellations of orders by semiconductor manufacturers have caused, and may continue to cause, fluctuations in the utilization of Applied's manufacturing facilities. Continued decreased demand and overcapacity could materially and adversely affect Applied's business, financial condition and results of operations.

Applied is exposed to the risks of operating a global business.
Currently, a significant percentage of Applied's revenues result from sales outside the U.S. Certain manufacturing facilities and suppliers are also located abroad. Managing Applied's global operations presents challenges, including periodic regional economic downturns, trade balance issues, varying business conditions and demands, political instability, U.S. export restrictions, fluctuations in interest and currency exchange rates and cultural diversities, among other risks. For example, global uncertainties with respect to: 1) decreased rates of gross domestic product growth globally; 2) factory capacity utilization; 3) capital spending in the telecommunications and personal computer industries; and 4) memory price weakness may affect Applied's business, financial condition and results of operations.

Applied operates in a highly competitive industry characterized by increasingly rapid technological changes.
Applied's competitive advantage and future success depend on its ability to successfully: 1) develop new products and technologies; 2) develop new markets in the semiconductor industry for its products and services; 3) introduce new products to the marketplace in a timely manner; 4) qualify new products with its customers; and 5) commence and adjust production to meet customer demands. The introduction of an increasingly broader set of new products and technologies, including those to support the transition to new materials, smaller linewidths and 300mm systems, grows increasingly complex over time. Such new product introductions may involve higher costs and reduced efficiencies compared to Applied's more established products, and could adversely affect Applied's gross margins. If Applied does not develop and introduce new products and technologies in a timely and cost-effective manner in response to changing market conditions or customer requirements, its competitive position, financial condition and results of operations could be materially and adversely affected.

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
 Applied's business depends on its ability to manufacture products that meet the rapidly changing demands of its customers. Applied's ability to manufacture depends in part on the timely delivery of parts, components, and subassemblies (collectively "parts") from suppliers. Some key parts may be obtained only from a single supplier or a limited group of suppliers. Significant interruptions of manufacturing operations as a result of natural disasters (such as earthquakes or tornadoes), the failure or inability of suppliers to timely deliver quality parts, or other causes (such as software issues or infrastructure failures) could result in delayed product deliveries or manufacturing inefficiencies. Any or all of these could materially and adversely affect Applied's financial condition and results of operations.

The shortage of energy supplies in California could negatively affect Applied's operations.
 California has experienced energy alerts caused by the shortage and substantially increased costs of electricity and natural gas supplies in recent months, which may continue. Although the majority of Applied's manufacturing operations are located outside of California, Applied conducts its major research, development and engineering and pilot manufacturing activities in California. In addition, California's power crisis may affect other regions of the U.S. If Applied encounters a disruption in its energy supplies and its backup generators fail to provide adequate power, or if energy costs continue to rise sharply, Applied's financial condition and results of operations may be materially and adversely affected.

Applied is exposed to risks presented by required changes in revenue recognition procedures under SAB 101.
 In December 1999, the Securities and Exchange Commission issued SAB 101, "Revenue in Financial Statements," providing guidance on the recognition, presentation and disclosure of revenue in financial statements. Applied is required to adopt SAB 101 in the fourth fiscal quarter of 2001, retroactively effective to the beginning of fiscal 2001. As a result of the provisions of SAB 101, Applied's ability to recognize revenue for certain product shipments depends upon technical acceptance by the customer. If acceptances are not timely provided for any reason, this could have a material adverse effect on Applied's reported financial condition and results of operations.

Applied is exposed to various risks related to legal proceedings or claims.
 Applied currently is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, contracts and other matters (see Part II below). These legal proceedings and claims, whether with or without merit, could be time-consuming and expensive to prosecute or defend, and could divert management's attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings or claims. In addition, Applied's intellectual property rights may not provide significant competitive advantages if they are circumvented, invalidated or obsoleted by the rapid pace of technological change. Furthermore, the laws of other countries permit the protection of Applied's proprietary rights to varying extents compared to U.S. laws. Applied's success is dependent in part upon the protection of its intellectual property rights. Infringement of Applied's rights by a third party could result in uncompensated lost market and revenue opportunities for Applied. If Applied is not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend its position, Applied's financial condition and results of operations could be materially and adversely affected.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Applied purchases forward exchange and currency option contracts to hedge certain existing and anticipated foreign currency denominated transactions expected to occur during the next year. Gains and losses on these contracts are recognized in income when the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses were not material for the three or nine months ended July 29, 2001.

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

Axcelis Technologies
On January 8, 2001, Axcelis Technologies, Inc. (Axcelis), formerly a subsidiary of Eaton Corporation, filed a lawsuit in the United States District Court for the District of Massachusetts captioned Axcelis Technologies, Inc. v. Applied Materials, Inc. (case no. 01-10029 DPW). The lawsuit alleges that Applied infringes a patent concerning ion implantation owned by Axcelis. The complaint also alleges various Massachusetts state and common law tortious interference and unfair competition claims. Axcelis seeks a preliminary and permanent injunction, damages, costs and attorneys' fees. On April 12, 2001, Applied answered the complaint by denying all allegations and counterclaimed for declaratory judgment of invalidity and non-infringement and violations of various unfair competition and deceptive practices laws. Applied seeks damages, a permanent injunction, costs and attorneys' fees. Fact discovery has closed. No trial date has been set. Applied believes it has meritorious defenses and counterclaims to the action and intends to pursue them vigorously.

Linear Technology Corp.
 On March 2, 2001, Linear Technology Corp. (LTC) filed a third party complaint against Applied in the United States District Court for the Eastern District of Texas captioned Texas Instruments, Inc. v. Linear Technology Corp. v. Applied Materials, Inc. (case no. 2-01-CV4 (DF)). The complaint against Applied alleges that Applied is obligated to indemnify and defend LTC in the underlying patent infringement lawsuit brought by Texas Instruments, Inc. (TI) against LTC. The complaint also alleges claims for breach of contract, breach of warranty, and various unfair business practices. In the complaint, LTC alleges that Applied failed to disclose to LTC, before LTC purchased certain equipment from Applied, that TI previously had won a jury verdict against Hyundai Electronics Industries Co., Ltd. for patent infringement based on Hyundai's use of certain semiconductor equipment including some Applied tools. LTC's lawsuit against Applied seeks indemnification and damages from Applied, and an order requiring Applied to defend LTC in the underlying lawsuit with TI. Applied has brought a motion to dismiss all claims. The motion is pending before the court. No trial date has been set.

Semitool, Inc.
On June 11, 2001, Semitool filed a lawsuit against Applied in the United States District Court for the Northern District of California captioned Semitool, Inc. v. Applied Materials, Inc. (case no. CV-01-2277 CRB). The lawsuit alleges that Applied infringes a patent concerning seed repair and electroplating owned by Semitool. Semitool seeks a preliminary and permanent injunction, damages, costs and attorneys' fees. On July 12, 2001, before Applied had answered the complaint, Semitool voluntarily dismissed its action against Applied in the Northern District of California. On the same day, Semitool filed a substantially identical action against Applied in the United States District Court for the District of Oregon captioned Semitool, Inc. v. Applied Materials, Inc. (case no. CV'01-1066 AS). On July 13, 2001, Applied filed a declaratory judgment action against Semitool in the Northern District of California captioned Applied Materials, Inc. v. Semitool, Inc. (case no. CV-01-2673 BZ). In that action, Applied seeks a declaration that Applied has not infringed the Semitool patent and that Semitool's patent is invalid and unenforceable. Applied also seeks costs and attorneys' fees. Applied has moved the Oregon Court to dismiss, stay or transfer to the Northern District of California Semitool's Oregon action. Semitool has moved the California Court to dismiss or transfer to Oregon Applied's California action. No trial dates have been set. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

David Scharf
On July 31, 2001, an individual, David Scharf, filed a lawsuit against Applied Materials in the United States District Court for the Central District of California captioned David Scharf v. Applied Materials, Inc. (case no. 01-06580 AHM). The lawsuit alleges that Applied infringes, has induced others to infringe and has contributed to others infringement of a patent concerning color synthesizing scanning electron microscope technology. Mr. Scharf seeks a preliminary and permanent injunction, damages and costs. Applied has not yet responded to the complaint and no trial date has been set. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

Applied is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, Applied does not believe that any of these other existing legal matters will have a material adverse effect on its financial condition or results of operations.

Item 5. Other Information

The ratio of earnings to fixed charges for the nine months ended July 30, 2000 and July 29, 2001, and for each of the last five fiscal years, was as follows:

                                                         Nine Months Ended
                       Fiscal Year                    ----------------------
    ------------------------------------------------   July 30,    July 29,
      1996      1997      1998      1999      2000       2000        2001
    --------  --------  --------  --------  --------  ----------  ----------
     19.44x    19.01x    7.56x     14.03x    32.82x     22.01x      16.12x
    ========  ========  ========  ========  ========  ==========  ==========

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits: None

b) Applied did not file any reports on Form 8-K during its third fiscal quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

August 24, 2001

By:	/s/ Joseph R. Bronson

Joseph R. Bronson
Executive Vice President, Office of the President and Chief Financial Officer

By:	/s/ Nancy H. Handel

Nancy H. Handel
Group Vice President, Deputy Chief Financial Officer and Corporate Controller