Form 10-K
period 2001-10-28
APPLIED MATERIALS INC /DE
filed 2002-01-23
CIK 6951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

     (Mark one)

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 28, 2001

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
Santa Clara, California 95054
(Address of principal executive offices, including zip code)

(408) 727-5555
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 23, 2001: $32,491,178,166

Number of shares outstanding of the issuer's Common Stock, $.01 par value, as of December 23, 2001: 819,002,393

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for Applied Materials, Inc.'s Annual Meeting of Stockholders to be held on March 21, 2002 are incorporated by reference into Part III of this Form 10-K.

Certain information contained or incorporated by reference in this Annual Report on Form 10-K is forward-looking in nature. All statements included or incorporated by reference in this Annual Report on Form 10-K or made by management of Applied Materials, Inc. and its subsidiaries (Applied), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Applied's future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "would," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled "Item 7: Management's Discussion and Analysis - Trends, Risks and Uncertainties." These and many other factors could affect Applied's future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. All references to fiscal year apply to Applied's fiscal year, which ends on the last Sunday in October.

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

Most chips are built on a base of silicon, called a wafer, and include multiple layers of wiring that connect a variety of circuit components, such as transistors and other structures. As the density of the circuit components is increased to enable smaller chips and greater computing power, the complexity of building the chip also increases, necessitating the formation of smaller structures and more intricate wiring schemes. To build a chip, the transistors, capacitors and other circuit components are first created on the surface of the wafer by performing a series of processes to deposit and remove selected film layers. Similar processes are then used to build the layers of wiring structures on the wafer. A typical, simplified process sequence for building the wiring portion of new copper-based chips involves initially depositing a dielectric film layer onto the base layer of circuit components using a chemical vapor deposition (CVD) system. An etch system is then used to create openings and patterns in the dielectric layer. To form the metal wiring, these openings and patterns are subsequently filled with copper material using physical vapor deposition (PVD) and electroplating technologies. A chemical mechanical polishing (CMP) step then polishes the wafer to maintain a flat surface. Additional deposition, etch and CMP steps are then performed to build up the layers of wiring needed to complete the interconnection of the circuit elements to form the chip. Advanced chip designs require well over 300 individual process steps to complete the manufacturing of the wafer, and many of these processes are performed multiple times.

Applied operates in a single industry segment for the manufacture, marketing and servicing of semiconductor wafer fabrication equipment. Applied currently manufactures systems that perform most of the primary steps in the chip fabrication process, including: CVD, PVD, electroplating, etch, ion implantation, rapid thermal processing (RTP), CMP, metrology and wafer/reticle inspection. Applied's subsidiary, AKT, Inc. (AKT), manufactures CVD systems used to make flat panel displays (FPDs) that are used in notebook computers, desktop monitors, televisions and other applications. Applied's subsidiary, Etec Systems, Inc. (Etec), is a leading manufacturer of systems used to generate circuit patterns on reticles used in the photolithography process. Applied also provides manufacturing facility (fab) management software to the semiconductor industry.

Most of Applied's products are single-wafer systems designed with two or more process chambers attached to a base platform. The platform feeds a wafer to each chamber, allowing the simultaneous processing of several wafers to enable high manufacturing productivity and precise control of the process. Applied sells most of its single-wafer, multi-chamber systems based on four main platforms: the Centura®, the Endura®, the Endura SL™ and the Producer®. These platforms currently support CVD, PVD, etch and RTP technologies.

Throughout its history, the semiconductor industry has migrated to increasingly larger wafer sizes, from one-inch wafers to the 200mm (eight inches) standard predominant today. To gain the economic advantages of a larger surface area, the industry has begun using 300mm (12 inches) wafers as the next wafer size. The surface area of a 300mm wafer is more than two times that of a 200mm wafer. New hardware is needed to process 300mm wafers, although some "bridge tools" have dual 200mm-300mm capabilities. Applied has developed and launched a comprehensive line of systems for 300mm wafer processing for all of its core technologies, supporting more than 90 process applications. These new systems encompass almost 75 percent of the processes needed to fabricate advanced 0.13 micron and beyond devices on the wafer, including deposition, etch, RTP, CMP, ion implantation and inspection technologies.

Products

The following summarizes Applied's portfolio of process technologies, most of which are available for both 200mm and 300mm wafer processing.

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

Producer - The Producer CVD platforms feature Twin-Chamber™ modules that have two single-wafer process chambers per unit. Up to three Twin-Chamber modules can be mounted on each Producer platform, giving it a maximum processing capacity of six wafers at a time for high-throughput manufacturing. Many of Applied's dielectric CVD film processes can be performed on this platform. In June 2001, Applied introduced its Producer SE system, which features advanced productivity for a wide range of dielectric CVD applications. The Producer platform also features integrated metrology technology that automatically measures the thickness and uniformity of the deposited film. By mid-fiscal 2001, over 350 Producer systems had been shipped to customers worldwide.

Ultima HDP-CVD™ Centura - High-density plasma CVD (HDP-CVD) is used to fill very small, deep spaces with dielectric film. One of the processes offered on the system is fluorinated silicate glass (FSG), a material that has better insulating capability than conventional oxide materials. These types of films are referred to as low dielectric constant (low k) materials. These low k films enable faster chip performance. A number of major customers have been using FSG deposition for manufacturing, making it the first low k dielectric film to be used for production chipmaking. The new Ultima X system, launched in May 2001, incorporates several new technology advances that extend the Ultima's process applications to 100 nanometer (100nm or 0.10 micron) and below chipmaking.

Other Low k Dielectric Films - Throughout fiscal 2001, Applied accelerated its programs for developing dielectric films with lower k values to complement the trend of using copper material for even faster chip speeds. Applied has introduced several low k dielectric materials using its established CVD technologies. Black Diamond™, a silicon-based low k dielectric film launched in fiscal 1999, is designed for copper-based interconnect structures. A second low k dielectric, called BLOk™ (Barrier Low k), provides a low k solution for critical barrier layers in semiconductor devices, enabling the complete, multi-layer dielectric chip structure to benefit from low k technology.

High k Dielectric Films - In fiscal 2000, Applied introduced the Giga-Cap™ TanOx™ Centura for the deposition of high k tantalum pentoxide films. The system, which integrates CVD and RTP technologies, is used to fabricate capacitor structures in advanced memory chips.

Epitaxial Deposition - Epitaxial silicon (epitaxy or epi), used in some semiconductor devices, is a layer of pure silicon grown in a uniform crystalline structure on the wafer to form a high quality base for the device circuitry. Applied has manufactured epitaxial deposition systems for over 30 years. In fiscal 2000, Applied introduced its latest model, the Epi xP™ Centura, that integrates pre- and post-epi processes on the system to reduce total epi production costs. In addition to silicon applications, Applied offers an Epi Centura system for silicon-germanium (SiGe) epi process technology, which can reduce power usage and increase speed in certain kinds of advanced chips.

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

Tungsten Deposition - Tungsten is the basic material used to connect the multiple layers of metal wiring on a chip. For many years, Applied has been a leading provider of systems to deposit tungsten. In fiscal 2001, Applied launched the Sprint™ Plus Centura to fill the tight geometries required in 100nm generation chip designs. In addition, Applied introduced an ALD (Atomic Layer Deposition) chamber that can be integrated with the Sprint Plus system for depositing tungsten and titanium-based films.

Physical Vapor Deposition
PVD, also called sputtering, is a physical process in which atoms of a gas, such as argon, are accelerated at a metal target. The metal atoms chip off, or sputter away, and are then deposited on the wafer. The Endura PVD platform offers a broad range of advanced deposition processes, including aluminum, titanium/titanium nitride (Ti/TiN), tantalum/tantalum nitride and copper (Cu). This platform passed its 2,000th system shipment by the end of fiscal 2000. The Endura's highly flexible, multi-chamber architecture allows the integration of multiple PVD processes or combinations of metal CVD and PVD technologies on the same system. The Endura's PVD Ti technology can be coupled with either CVD TiN or PVD TiN processes to form the critical lining layers of interconnect structures. These structures are subsequently bulk-filled with tungsten, aluminum or other film materials. A new, high-throughput version of the Endura platform, called Endura SL, was introduced in fiscal 2000 for applications benefiting from its efficient wafer handling and greater operational flexibility. A new technology for depositing critical barrier/seed films in copper-based devices and liner/barrier films in aluminum-based chips, called SIP™ (self-ionized plasma), was introduced in early fiscal 2001 to extend PVD to smaller geometries.

Systems for Copper-Based Devices - A majority of process steps used in chipmaking are performed to build the interconnect, a complex matrix of microscopic wires that carry electrical signals to connect the transistor and capacitor components of the chip. Chipmakers are beginning to shift from using aluminum as the main conducting material for the interconnect circuitry to copper, which has lower resistance than aluminum and can carry more current in a smaller area.

Applied is a leading supplier of systems for copper-based chipmaking, with systems that perform deposition of the barrier and seed layers (Endura Electra Cu® Barrier & Seed), copper bulk-fill by electroplating (Electra Cu ECP), and copper planarization by CMP (Mirra Mesa™). In addition, Applied makes a full line of systems for depositing and etching the dielectric layers used in the copper interconnect and for inspection and metrology.

The Endura Electra Cu Barrier & Seed system, launched in fiscal 1998, is widely used by chipmakers for fabricating copper-based chips. Using PVD technology, the system sequentially deposits the critical layers that prevent copper material from entering other areas of the device and prime the structure for subsequent deposition of bulk copper material by electroplating. This year, Applied announced the industry's first CVD titanium silicon nitride (TiSiN) process for the Endura system, enabling high-performance barrier films for sub-100nm device generations.

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

Etch
Etching is used many times throughout the semiconductor manufacturing process to selectively remove material from the surface of a wafer. Before etching begins, the wafer is coated with a light-sensitive film, called photoresist, and is exposed to a circuit pattern during a photolithography process step that projects the circuit pattern onto the wafer. Etching removes material only from areas dictated by the photoresist pattern.

Applied offers systems for etching three basic types of materials: metal, silicon and dielectric films. Applied extended an established etch technology, called magnetically enhanced reactive ion etch, into the 0.18 to 0.13 micron generation where it operates with high productivity and low cost of ownership in high-volume production environments. The Dielectric Etch eMax™ Centura was introduced in fiscal 2000 as an extension of Applied's MxP+ and Super e™ dielectric process chamber designs.

For etching advanced conducting films, Applied launched its latest generations of DPS systems in fiscal 2001, the Metal Etch DPS™ II and Silicon Etch DPS™ II Centura systems, offering customers the technology, productivity and reliability required for 100nm and below processing. Applied also introduced a new system, the Silicon Etch HART™, for etching very small and deep structures. The Transforma™ etch patterning system combines silicon etch technology with new optical critical dimension metrology capability to enable chipmakers to improve process control, device yield and overall fab cycle time.

Ion Implantation
During ion implantation, silicon wafers are bombarded by a high-velocity beam of ions, called dopants, that penetrate (or implant) the film surface to a desired depth. Implantation occurs in the transistor structure and changes the properties of the material in which the dopants are implanted to achieve a particular electrical performance.

Fiscal 2001 saw the acceleration of an industry trend toward low-energy implantation, which enables the fabrication of smaller structures and thus contributes to faster transistor performance. Applied's industry-leading low-energy implantation technology, featuring the Quantum™ LEAP (low-energy advanced processing) system, has gained major acceptance by many chipmakers to create thinner, more advanced transistor structures.

In early fiscal 2001, Applied launched an ion implantation system, called Swift®, that combines the functions of two traditional implant technologies - high-energy and medium current - in one system. This system introduces several advances in doping accuracy and wafer positioning that will be required for devices as they approach the 100nm generation. With the Swift system, Applied has broadened its product line to include virtually every ion implant application for advanced chip production.

Rapid Thermal Processing
RTP subjects a wafer to a very brief burst of intense heat that can take the wafer from room temperature to more than 1,000 degrees Celsius in less than 10 seconds. RTP, used mainly for modifying the properties of deposited films, activates dopant atoms in the device after implantation by using processes such as annealing. Applied's RTP systems, which include the RTP Xeplus™ and Radiance™ Centura products, offer advances in temperature and ramp rate control as well as other features aimed at providing leading-edge capability for sub-0.15 micron generations. These single-wafer systems have also gained increasing acceptance for growing high quality oxide and oxynitride films, deposition steps that have traditionally been assigned to furnaces. This trend to single-wafer processing versus batch furnaces is expected to continue as the industry transitions to larger 300mm wafers.

Chemical Mechanical Polishing
CMP removes material from a wafer to create a flat (planarized) surface. This allows subsequent photolithography patterning steps to take place with greater accuracy and enables film layers to build up with minimal height variations. CMP is performed primarily in the interconnect structure of the chip, where it is used multiple times, and is especially crucial to fabricating copper-based chips to define the circuit wires that create the interconnect. Applied entered the CMP market in 1995 with its Mirra® system and has since added several important features to this product, including integrated film measurement and inspection capabilities. In fiscal 1999, the Mirra Mesa was introduced to provide customers with integrated cleaning technology. By mid-fiscal 2001, Applied had shipped its 1,000th CMP system, including over 100 systems for polishing copper.

Metrology and Wafer/Reticle Inspection
Applied produces several types of products that are used to inspect the wafer during various stages of the fabrication process. Applied also supplies an inspection system to photomask manufacturers that is used to detect defects on quartz plates, called reticles or masks. These reticles are used by photolithography systems to transfer microscopic circuit designs onto wafers. The reticle must be defect-free with perfect image fidelity because any imperfection will be replicated on the wafer.

Critical Dimension and Defect Review Scanning Electron Microscopes (CD-SEMs and DR-SEMs)
Scanning electron microscopes (SEMs) use an electron beam to form images of microscopic features of a semiconductor wafer at extremely high magnification. Applied provides chipmakers with operator-free automation, along with the high accuracy and sensitivity needed for measuring advanced-generation feature sizes. Introduced in fiscal 1999, the VeraSEM™ extends CD-SEM technology beyond critical dimension measurement to also enable the monitoring of multiple process parameters. In fiscal 2000, Applied introduced the VeraSEM 3D, which enables users to perform three-dimensional imaging of chip features down to 0.10 micron and achieves greater efficiency.

DR-SEMs review defects on the wafer (i.e., particles, scratches or residues) that are first located by other detection systems and then classify the defects to identify their source. The high-throughput, fully automatic technology of Applied's SEMVision™ DR-SEM enables customers to use DR-SEM technology as an integral part of their production lines, rather than using it off-line to occasionally sample wafers. Over 100 SEMVision systems had been shipped to customers by early fiscal 2001.

Wafer Inspection
Using laser-based technology, defects can be detected on patterned wafers (wafers with circuit images printed on them) as they move between processing steps. Defects may include particles, open circuit lines, shorts between lines or other problems. In July 2000, Applied introduced Compass™, the industry's first system to detect critical defects in devices with design rules as small as 0.10 micron and below at the high speeds required for chipmakers' volume production lines. A second system, called Excite™, was also introduced for monitoring the condition of process tools. The system identifies particle excursions right after processing, reducing the need for costly monitoring of wafers and increasing overall fab efficiency.

Reticle Inspection
The ARIS-100i™ system is an automated, ultraviolet wavelength-based advanced inspection system for reticles used in 0.18 micron and below generation devices. The system features enhanced image acquisition technology, data handling capabilities and sensitivity for the most advanced mask designs.

Flat Panel Displays
The most advanced FPDs are manufactured using technologies similar to those for making semiconductors. One difference is the vastly larger area of the substrate (panel). Compared to today's largest wafers (300mm diameter), the panels can be up to 15 times larger. Applied began development of FPD process technology in 1990, beginning with a CVD process. In fiscal 2000, AKT introduced several new systems and technology capabilities. The AKT 5500 CVD system and AKT 10K CVD systems expanded its product line to include systems for larger substrate sizes, including the one square meter Generation 5 size represented by the 10K system. In addition, a new CVD process was introduced to enable the manufacture of polysilicon-based screens used in next-generation communications applications.

Factory Management Software
The Consilium WorkStream™ and FAB300™ products are designed for semiconductor and FPD manufacturers to control and optimize their facility operations. In fiscal 2000, FAB300 version 2.0 was announced, a wafer fab management software package specifically designed to meet the requirements of 300mm wafer production. The FAB300 2.0 product integrates a full complement of operating modules, enabling chipmakers to easily manage 300mm wafer movement and equipment operation in a single, fully automated, fab-wide solution.

Mask Pattern Generation Systems
Mask pattern generation systems use precision lasers or electron beams to write (or pattern) each layer of a semiconductor chip's design onto a piece of chrome-coated quartz glass. Introduced in 2001, the advanced MEBES® eXara™ is an electron-beam system for leading-edge maskmaking. The latest ALTA® 4000, a laser beam system launched in 2001, provides mainstream, high-throughput production capability. A new system was introduced in fiscal 2001 for etching photomasks, the Tetra™ Photomask Etch system. This product uses dry etch technology to fabricate the most advanced photomasks, which are required for 100nm and below chipmaking.

Customer Service and Support

Applied's customer service organization plays a critical role in Applied's ability to continuously satisfy its customers' production requirements. Approximately 4,000 highly trained customer engineers and process support engineers are deployed in more than a dozen countries. These engineers are usually located at or near the customers' fab sites and service approximately 17,000 Applied systems.

In fiscal 1999, Applied introduced a new line of service products, called Total Service Solutions™ (TSS), that offers an innovative approach to maintaining and servicing Applied's equipment in the fab. In one aspect of the TSS program, called Total Parts Management® (TPM), Applied is responsible for the spare parts used in its equipment at a customer's fab site. Under TPM, chipmakers no longer need to own or manage inventory for their Applied systems. A second product, called Total Support Package® (TSP), is a comprehensive equipment service solution that includes parts inventory management and maintenance, with operating cost reduction and system performance improvement guarantees for their Applied equipment. Launched in 2001, SparesSolutions™ is an on-line customer support application that provides a simple, fast and cost-effective way for customers to obtain spare parts for their Applied systems.

Backlog

Applied's backlog decreased from $4.4 billion at October 29, 2000 to $2.7 billion at October 28, 2001. Backlog adjustments for fiscal 2001 included cancellations of $882 million and currency and other adjustments of $229 million, partially offset by a positive adjustment of $571 million to reinstate backlog for revenue that will be recognized in future periods due to the implementation of Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." For further details regarding the implementation of SAB 101, see Note 1 of Notes to Consolidated Financial Statements. Applied schedules production of its systems based on order backlog and customer commitments. Backlog includes only orders for which written authorizations have been accepted, shipment dates within 12 months have been assigned and revenue has not been recognized. However, customers may delay delivery of products or cancel orders suddenly and without sufficient notice, subject to possible cancellation penalties. Due to possible customer changes in delivery schedules and cancellations of orders, Applied's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. Delays in delivery schedules and/or a reduction of backlog during any particular period could have a material adverse effect on Applied's business and results of operations.

Manufacturing, Raw Materials and Supplies

Applied's manufacturing activities consist primarily of assembling various commercial and proprietary components into finished systems, with pilot manufacturing principally located in Santa Clara, California and volume manufacturing in Austin, Texas. Applied also has manufacturing operations in Hayward, California; Hillsboro, Oregon; Horsham, England and Rehovot, Israel. Production requires some raw materials and a wide variety of mechanical and electrical components to be manufactured to Applied's specifications. Applied uses numerous domestic and international vendors to supply parts, components and subassemblies (collectively, "parts") for the manufacture and support of its products. Applied has embarked on a strategy of increasing the value-add of subassembly suppliers in the manufacture of many of its new products. Although Applied makes reasonable efforts to ensure that parts are available from multiple qualified suppliers, this is not always possible; accordingly, some key parts may be obtained only from a single supplier or a limited group of suppliers. Applied has sought, and will continue to seek, to minimize the risk of production and service interruptions and/or shortages of key parts by: 1) selecting and qualifying alternative suppliers for key parts; 2) monitoring the financial stability of key suppliers; and 3) maintaining appropriate inventories of key parts. If Applied does not receive a sufficient quantity of parts in a timely and cost-effective manner to meet its production requirements, Applied's results of operations may be materially and adversely affected.

Research, Development and Engineering

Applied's long-term growth strategy requires continued development of new semiconductor and FPD manufacturing products. Applied's significant investment in research, development and engineering (RD&E) has generally enabled it to deliver new products and technologies before the emergence of strong demand, thus allowing customers to incorporate these products into their manufacturing plans at an early stage in the technology selection cycle. Applied works closely with its global customers to design systems that meet their planned technical and production requirements. Engineering organizations are located in the United States, the United Kingdom, Israel and Japan, with process support and customer demonstration laboratories in the United States, the United Kingdom, Israel, Japan and Taiwan.

Applied invested $740 million (14.5 percent of net sales) for fiscal 1999, $1.1 billion (11.6 percent of net sales) for fiscal 2000 and $1.2 billion (16.3 percent of net sales) for fiscal 2001 in RD&E for product development and engineering programs to improve or sustain existing product lines. Applied has spent an average of 14.2 percent of net sales on RD&E over the last five years. In addition to RD&E for specific product technologies, Applied maintains ongoing programs in software, automation control systems, materials research and environmental control that have applications to its products. Key activities during fiscal 2001 included development of wafer fabrication equipment for smaller chip feature sizes, copper-based devices and 300mm wafers. Applied also continued the development of its Process Module™ concept, the integration of multiple individual systems with metrology and inspection capabilities and specialized software for feedforward/feedback process control. These systems operate as a single, highly automated unit to perform a particular wafer processing application in a customer's manufacturing process to a specified level of performance. Applied expects this concept to save customers critical process development and facility start-up time, enabling them to bring new chip technologies to market more quickly.

Marketing and Sales

Because of the highly technical nature of its products, Applied markets and sells its products worldwide through a direct sales force. For fiscal 2001, net sales as a percent of Applied's total net sales to customers in each region were: North America (primarily the United States) 29 percent, Japan 26 percent, Taiwan 15 percent, Europe 15 percent, Asia-Pacific 9 percent and Korea 6 percent. Applied's business is usually not seasonal in nature, but it is cyclical based on the capital equipment investment patterns of major semiconductor manufacturers. These expenditure patterns are based on many factors, including anticipated market demand for integrated circuits, the development of new technologies and global and regional economic conditions.

Information on net sales to unaffiliated customers and long-lived assets attributable to Applied's geographic regions is included in Note 11 of Notes to Consolidated Financial Statements. For fiscal 1999 and fiscal 2001, Intel Corporation accounted for more than 10 percent of Applied's net sales. For fiscal 2000, no individual customer accounted for more than 10 percent of Applied's net sales.

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

Substantial competition exists for each of Applied's products. Competitors range from small companies that compete with a single innovative product to companies with a large and diverse line of semiconductor processing products. Competitors in a given technology tend to have different degrees of market presence in the various regional markets. Management believes that Applied is a strong competitor and that Applied's competitive position is based on the ability of its products and services to continue to address customer requirements. Success for Applied will require a continued high level of investment in RD&E and in sales and marketing. However, new products, rapid changes in technology and other competitive actions from both new and existing competitors could materially and adversely affect Applied's market position.

Patents and Licenses

Management believes that Applied's competitive position is significantly dependent upon skills in engineering, production and marketing, rather than just on its patent position. However, protection of Applied's technology assets by obtaining and enforcing patents is important. Therefore, Applied has a program to file patent applications in the U.S. and other countries for inventions that Applied considers significant. Applied has a number of patents in the U.S. and other countries, and additional applications are pending for new developments in its equipment and processes. In addition to patents, Applied also possesses other proprietary intellectual property, including trademarks, know-how, trade secrets and copyrights.

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

Environmental Matters

Two of Applied's locations have been designated as environmental cleanup sites since 1987. The United States Environmental Protection Agency designated one of the locations, in Santa Clara, California, as a Superfund site and named Applied as a "Responsible Party." Cleanup activities have been underway at this site since 1984. The California Regional Water Quality Control Board has designated Applied as a "Discharger" with respect to the other site in Sunnyvale, California. Applied was named a Discharger at the Sunnyvale site because it currently owns the site in question, although prior owners and operators are being required to perform cleanup and monitoring activities. Applied has also been cited by local authorities for instances of noncompliance with local and/or state environmental laws, and in each such instance, those allegations have been resolved. Neither compliance with federal, state and local provisions regulating discharge of materials into the environment, nor remedial agreements or other actions relating to the environment, has had, or is expected to have, a material effect on Applied's capital expenditures, financial condition, results of operations or competitive position.

Employees

At October 28, 2001, Applied employed 17,365 regular employees. On December 12, 2001, Applied announced a headcount reduction of approximately 1,700 positions, or 10 percent of its global workforce, in response to the continuing downturn in the semiconductor industry. At December 23, 2001, Applied employed 16,263 regular employees. In the high-technology industry, competition for highly-skilled employees is intense. Applied believes that its future success is highly dependent upon on its continued ability to attract and retain qualified employees. There can be no assurance that Applied will be able to attract, hire, assimilate and retain a sufficient number of qualified people. None of Applied's employees are represented by a trade union, and management considers its relations with employees to be good.

Item 2: Properties

Information concerning Applied's principal properties at October 28, 2001 is set forth below:

                                                                   Square        Owner-
       Location             Type             Principal Use         Footage        ship
---------------------- --------------  ------------------------- --------------- -------

 Santa Clara, CA....   Office, plant   Headquarters, Marketing,   1,047,000      owned
                       & warehouse     Manufacturing,             2,876,000  (1) leased
                                       Distribution,
                                       Research and Engineering

 Austin, TX.........   Office, plant   Manufacturing              1,696,000      owned
                       & warehouse                                  523,000      leased

 Hayward, CA........   Office, plant   Manufacturing, Research      360,000      leased
                       & warehouse     and Engineering

 Hsinchu, Taiwan....   Office, plant   Research and Engineering,     81,000      owned
                       & warehouse     Customer Support             258,000      leased

 Rehovot, Israel....   Office, plant   Manufacturing, Research      267,000      owned
                       & warehouse     and Engineering

 Narita, Japan......   Office, plant   Research and Engineering,    227,000  (2) owned
                       & warehouse     Customer Support

 Hillsboro, OR......   Office, plant   Manufacturing, Research      177,000      leased
                       & warehouse     and Engineering

 Tainan, Taiwan.....   Office, plant   Customer Support             141,000      owned
                       & warehouse

 Horsham, England...   Office, plant   Manufacturing, Research      127,000      leased
                       & warehouse     and Engineering

 Chunan, Korea......   Office, plant   Customer Support             109,000      owned
                       & warehouse
----------------------
(1) Includes approximately 491,000 square feet that is currently being subleased.
(2) Subject to loans of $27 million, collateralized by property and equipment with a net book value of $49 million at October 28, 2001.

In addition to the above properties, Applied leases office space for sales and customer support offices in 90 locations throughout the world: 27 in North America (primarily the United States), 3 in Taiwan, 25 in Japan, 18 in Europe, 10 in Korea and 7 in Asia-Pacific.

Applied also owns 865,000 square feet in Santa Clara, California, owns 140,000 square feet in Singapore, leases 100,000 square feet in Danvers, Massachusetts, and owns 118,000 square feet in Rehovot, Israel of facilities that have not yet been completed and placed in service.

In addition, Applied owns: 1) 96 acres of buildable land in Texas that can accommodate approximately 1,465,000 square feet of additional building space; 2) 26 acres in Oregon that can accommodate approximately 396,000 square feet; 3) 13 acres in California that can accommodate approximately 392,000 square feet; and 4) 9 acres in Japan that can accommodate approximately 766,000 square feet. Applied also leases 13 acres in Taiwan that can accommodate approximately 284,000 square feet, and leases 10 acres in Israel that can accommodate approximately 159,000 square feet. This additional building space is intended to satisfy Applied's current and future needs.

Applied considers the above facilities suitable and adequate to meet its requirements.

Item 3: Legal Proceedings

Novellus
After Varian Associates, Inc. (Varian) failed to respond to requests by Applied to discuss patent issues, on June 13, 1997, Applied filed a lawsuit against Varian, captioned Applied Materials, Inc. v. Varian Associates, Inc. (case no. C-97-20523-RMW) in the United States District Court for the Northern District of California, alleging infringement of several of Applied's patents concerning PVD technology. On July 7, 1997, Applied amended that action to allege infringement of those same Applied PVD patents against Novellus Systems, Inc. (Novellus) and to add Novellus as a defendant, as a result of Novellus' acquisition of Varian's thin film systems PVD business. On June 23, 1997, Novellus filed a separate lawsuit against Applied captioned Novellus Systems, Inc. v. Applied Materials, Inc. (case no. C-97-20551-EAI) in the United States District Court for the Northern District of California, alleging infringement by Applied of several PVD technology patents that were formerly owned by Varian. Novellus seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys' fees. In September 2000, Applied and Varian settled their disputes, and on October 3, 2000, Applied's claims against Varian and Varian's claims and counterclaims against Applied were dismissed with prejudice. The litigation with Novellus continues. Fact discovery has closed in the actions. The court has canceled an August 2001 trial date and no new trial date has been set. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

Plasma Physics
On April 17, 2000, Applied filed a lawsuit against Plasma Physics Corp. (PPC) and Solar Physics Corp. (SPC). The lawsuit seeks a judicial declaration that Applied's CVD equipment does not infringe two patents owned by PPC and exclusively licensed to SPC and/or that those patents are invalid or unenforceable. On July 31, 2000, PPC and SPC answered the complaint and filed a conditional counterclaim alleging that Applied had contributed to or induced others to infringe the two patents. PPC and SPC seek an injunction prohibiting infringement by Applied and an award of costs, expenses and attorneys' fees. The counterclaim is conditional because PPC and SPC have stated that they will not sue Applied for infringement of the two patents if the Court dismisses the lawsuit initiated by Applied for lack of subject matter jurisdiction. The Court subsequently denied without prejudice PPC's and SPC's motion to dismiss the lawsuit for lack of subject matter jurisdiction, but stated that PPC and SPC could renew the motion to dismiss, if appropriate, after further discovery. On September 13, 2001, Applied filed an amended complaint adding two new causes of action to the existing declaratory judgment claims. The new claims allege that PPC and SPC have violated the Lanham Act and engaged in unfair competition by willfully making false or misleading statements about Applied's equipment. Discovery has commenced. The Court has ordered the parties to be ready for trial by October 1, 2002 but has not yet set a trial date. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

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

Axcelis Technologies
On January 8, 2001, Axcelis Technologies, Inc. (Axcelis), formerly a subsidiary of Eaton Corporation, filed a lawsuit in the United States District Court for the District of Massachusetts, captioned Axcelis Technologies, Inc. v. Applied Materials, Inc. (case no. 01-10029 DPW). The lawsuit alleges that Applied infringes a patent concerning ion implantation owned by Axcelis. The complaint also alleges various Massachusetts state and common law tortious interference and unfair competition claims. Axcelis seeks a preliminary and permanent injunction, damages, costs and attorneys' fees. On April 12, 2001, Applied answered the complaint by denying all allegations and counterclaiming for declaratory judgment of invalidity and non-infringement, and violations of various unfair and deceptive trade practices laws. Applied seeks damages, a permanent injunction, costs and attorneys' fees. Fact and expert discovery have closed. Summary judgment motions have been filed and are pending before the Court. No trial date has been set. Applied believes it has meritorious defenses and counterclaims to the action and intends to pursue them vigorously.

Linear Technology Corp.
On March 2, 2001, Linear Technology Corp. (LTC) filed a third party complaint against Applied in the United States District Court for the Eastern District of Texas, captioned Texas Instruments, Inc. v. Linear Technology Corp. v. Applied Materials, Inc. (case no. 2-01-CV4 (DF)). The complaint against Applied alleges that Applied is obligated to indemnify LTC and defend LTC for certain claims in the underlying patent infringement lawsuit brought by Texas Instruments, Inc. (TI) against LTC. The complaint also alleges claims for breach of contract, breach of warranty and various unfair business practices. In the complaint, LTC alleges that Applied failed to disclose to LTC, before LTC purchased certain equipment from Applied, that TI previously had won a jury verdict against Hyundai Electronics Industries Co., Ltd. (Hyundai) for patent infringement based on Hyundai's use of certain semiconductor equipment including some Applied tools. LTC's lawsuit against Applied seeks indemnification and damages from Applied and an order requiring Applied to defend LTC in the underlying lawsuit with TI. Applied has brought a motion to dismiss all claims. The motion is pending before the court. Discovery is proceeding. No trial date has been set. Applied believes it has meritorious defenses to the action and intends to pursue them vigorously.

Semitool, Inc.
On June 11, 2001, Semitool, Inc. (Semitool) filed a lawsuit against Applied in the United States District Court for the Northern District of California, captioned Semitool, Inc. v. Applied Materials, Inc. (case no. CV-01-2277 CRB). The lawsuit alleges that Applied infringes a patent concerning seed repair and electroplating owned by Semitool. Semitool seeks a preliminary and permanent injunction, damages, costs and attorneys' fees. On July 12, 2001, before Applied had answered the complaint, Semitool voluntarily dismissed its action against Applied in the Northern District of California. On the same day, Semitool filed a substantially identical action against Applied in the United States District Court for the District of Oregon, captioned Semitool, Inc. v. Applied Materials, Inc. (case no. CV'01-1066 AS). On July 13, 2001, Applied filed a declaratory judgment action against Semitool in the Northern District of California, captioned Applied Materials, Inc. v. Semitool, Inc. (case no. CV-01-2673 BZ). In that action, Applied seeks a declaration that Applied has not infringed the Semitool patent and that Semitool's patent is invalid and unenforceable. Applied also seeks costs and attorneys' fees. The California Court has ordered Applied's action against Semitool transferred to the District of Oregon. The actions are proceeding together in Oregon. Discovery is ongoing. No trial date has been set. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

David Scharf
On July 31, 2001, an individual, David Scharf, filed a lawsuit against Applied in the United States District Court for the Central District of California, captioned David Scharf v. Applied Materials, Inc. (case no. 01-06580 AHM). The lawsuit alleges that Applied infringes, has induced others to infringe and has contributed to others' infringement of a patent concerning color synthesizing scanning electron microscope technology. Mr. Scharf seeks a preliminary and permanent injunction, damages and costs. Applied has answered the complaint and counterclaimed for declaratory judgment of non-infringement and invalidity. Discovery is proceeding. No trial date has been set. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

Applied is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, Applied does not believe that any of these other existing legal matters will have a material adverse effect on its financial condition or results of operations.

Item 4: Submission of Matters to a Vote of Security Holders in the Fourth Fiscal Quarter of 2001

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

  Sasson Somekh(4)......  Executive Vice President, Office of the President

  David N.K. Wang(5)....  Executive Vice President, Office of the President

------------
(1) Mr. Morgan, age 63, has been Chief Executive Officer since 1977 and Chairman of the Board of Directors since 1987. Mr. Morgan also served as President from 1976 to 1987.

(2) Dr. Maydan, age 66, was appointed President in December 1993 and has been a member of the Board of Directors since 1992. Dr. Maydan served as Executive Vice President from 1990 to December 1993. Prior to that, Dr. Maydan had been Group Vice President since February 1989. Dr. Maydan joined Applied in 1980 as Director of Technology.

(3) Mr. Bronson, age 53, was appointed Executive Vice President in December 2000 and has been a member of the Office of the President and Chief Financial Officer since January 1998. Mr. Bronson also served as Senior Vice President and Chief Administrative Officer from 1998 to 2000 and Group Vice President from 1994 to 1998. Prior to that, Mr. Bronson had been Vice President since November 1990. Mr. Bronson joined Applied in 1984 as Corporate Controller.

(4) Dr. Somekh, age 55, was appointed Executive Vice President in December 2000 and has been a member of the Office of the President since January 1998. Dr. Somekh served as Senior Vice President from 1993 to 2000 and Group Vice President from 1990 to 1993. Prior to that, Dr. Somekh had been a divisional Vice President. Dr. Somekh joined Applied in 1980 as a Project Manager.

(5) Dr. Wang, age 55, was appointed Executive Vice President in December 2000 and has been a member of the Office of the President since January 1998. Dr. Wang served as Senior Vice President from 1993 to 2000 and Group Vice President from 1990 to 1993. Prior to that, Dr. Wang had been a divisional Vice President. Dr. Wang joined Applied in 1980 as Manager, Process Engineering and Applications.

PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

The following table sets forth the high and low closing sale prices as reported on the Nasdaq National Market, as adjusted to reflect a two-for-one stock split in the form of a 100 percent stock dividend, effective March 15, 2000.

Fiscal year ended                   2000               2001
---------------------------  -----------------  -----------------
                               High     Low       High     Low
---------------------------  -------- --------  -------- --------

First quarter.............    $72.22   $43.88    $53.13   $35.38
Second quarter............   $114.88   $68.63    $58.73   $37.81
Third quarter.............   $101.88   $71.88    $57.52   $41.95
Fourth quarter............    $86.31   $42.06    $50.00   $27.50
---------------------------  -------- --------  -------- --------

Applied's common stock is traded on the Nasdaq National Market. As of December 23, 2001, there were approximately 6,671 directly registered holders of record of the common stock.

To date, Applied has not declared or paid cash dividends to its stockholders. Applied has no plans to declare and pay cash dividends in the near future.

Item 6: Selected Consolidated Financial Data

Fiscal year ended (1)                          1997 (2)    1998 (2)    1999 (2)    2000 (2)     2001
------------------------------------------ ----------- ----------- ----------- ------------ -----------
(Dollars in thousands, except per share amounts)

Net sales..................................$4,315,189  $4,330,014  $5,096,302   $9,564,412  $7,343,248
Gross margin...............................$2,017,552  $2,016,313  $2,419,219   $4,855,728  $3,252,033
    (% of net sales).......................      46.8        46.6        47.5         50.8        44.3
Research, development and engineering......  $601,985    $697,291    $740,114   $1,107,922  $1,198,799
    (% of net sales).......................      14.0        16.1        14.5         11.6        16.3
Marketing, selling, general and
    administrative.........................  $594,534    $626,311    $695,296     $960,753    $901,924
    (% of net sales).......................      13.8        14.5        13.6         10.0        12.3
Income from continuing operations before
    income taxes, equity in net
    income/(loss) of joint venture and
    cumulative effect of change
    in accounting principle................  $852,195    $508,693  $1,023,344   $2,947,844  $1,103,802
Effective tax rate (%).....................      37.5        34.0        32.3         30.0        29.8
Income from continuing operations before
    cumulative effect of change
    in accounting principle (3)............  $532,913    $298,665    $726,679   $2,063,552    $775,228
    (% of net sales).......................      12.3         6.9        14.3         21.6        10.6
Net income (4).............................  $532,913    $277,669    $747,675   $2,063,552    $507,829

Earnings per diluted share:
    Continuing operations..................     $0.68       $0.38       $0.88        $2.40       $0.91
    Discontinued operations................        --       (0.03)       0.03          --           --
    Cumulative effect of change
       in accounting principle.............        --          --          --          --        (0.31)
                                           ----------- ----------- ----------- ------------ -----------
    Total..................................     $0.68       $0.35       $0.91        $2.40       $0.60
Weighted average common shares and
    equivalents (in thousands).............   784,236     786,596     820,580      859,169     847,329
-------------------------------------------------------------------------------------------------------
Order backlog..............................$1,880,311  $1,045,567  $1,739,270   $4,381,768  $2,725,406
Working capital............................$2,524,572  $2,595,741  $3,579,223   $6,079,436  $6,249,358
Current ratio..............................       2.7         3.1         3.1          3.2         5.1
Long-term debt.............................  $623,090    $616,572    $584,357     $573,126    $564,805
Stockholders' equity.......................$3,139,812  $3,367,290  $4,575,258   $7,104,348  $7,606,737
Book value per share.......................     $4.12       $4.41       $5.77        $8.74       $9.32
Total assets...............................$5,355,309  $5,288,206  $7,014,510  $10,545,730  $9,828,510
Capital expenditures, net..................  $364,994    $464,372    $219,657     $383,255    $710,620
Regular employees..........................    14,826      13,179      13,831       19,220      17,365
-------------------------------------------------------------------------------------------------------

(1) Each fiscal year ended on the last Sunday in October.

(2) For periods prior to fiscal 2001, data was not available to provide pro forma information as if the change in accounting principle was applied retroactively.

(3) Income from continuing operations before cumulative effect of change in accounting principle included net one-time items, on an after-tax basis, of: $27,969 expense for fiscal 1997, $165,093 expense for fiscal 1998, $30,248 expense for fiscal 1999, $9,911 income for fiscal 2000 and $158,871 expense for fiscal 2001.

(4) In addition to the net one-time items included in income from continuing operations before cumulative effect of change in accounting principle, net income also included after-tax expense of $20,996 from discontinued operations for fiscal 1998, after-tax income of $20,996 from the reversal of provision for discontinuance of joint venture subsequently retained for fiscal 1999 and after-tax expense of $267,399 from a cumulative effect of change in accounting principle for fiscal 2001.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Applied develops, manufactures, markets and services semiconductor wafer fabrication equipment and related spare parts for the worldwide semiconductor industry. Demand for Applied's products can change significantly from period to period as a result of numerous factors, including, but not limited to, changes in: 1) global economic conditions; 2) supply and demand for semiconductors; 3) the profitability of semiconductor manufacturers; and 4) advanced technology and/or capacity requirements of semiconductor manufacturers. For this and other reasons, Applied's results of operations for fiscal 1999, 2000 and 2001 may not necessarily be indicative of future operating results.

During the fourth fiscal quarter of 2001, Applied implemented the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," retroactively effective to the beginning of fiscal 2001. Accordingly, the first three fiscal quarters of 2001 have been restated (see Note 15 of Notes to Consolidated Financial Statements). Amounts prior to fiscal 2001 have not been restated.

Net Sales
Applied's business was subject to cyclical industry conditions in fiscal 1999, 2000 and 2001. As a result of these conditions, there were significant fluctuations in Applied's quarterly new orders and net sales, both within and across fiscal years. Demand for semiconductor manufacturing equipment has historically been volatile as a result of sudden changes in semiconductor supply and demand and other factors, including rapid technological advances in both semiconductor devices and wafer fabrication processes. Quarterly new orders and net sales were as follows:

                                     Quarter
                     ---------------------------------------  Fiscal
                       First    Second     Third    Fourth     Year
-------------------- --------- --------- --------- --------- ---------
(In millions)

1999:
    New orders...      $1,058    $1,461    $1,514    $1,688    $5,721
    Net sales....        $821    $1,171    $1,491    $1,613    $5,096

2000:
    New orders...      $2,454    $2,928    $3,275    $3,601   $12,258
    Net sales....      $1,722    $2,190    $2,732    $2,920    $9,564

2001:
    New orders...      $2,430    $1,353    $1,208    $1,106    $6,097
    Net sales....      $2,363    $2,139    $1,576    $1,265    $7,343
-------------------- --------- --------- --------- --------- ---------

Each region in the global semiconductor equipment market exhibits unique characteristics that can cause, and in the past have caused, capital equipment investment patterns to vary significantly from period to period. Net sales by geographic region were as follows:

Fiscal year ended        1999      2000      2001
-------------------- --------- --------- ---------
(In millions)

North America*....     $1,756    $2,598    $2,131
Taiwan............      1,016     2,317     1,109
Japan.............        875     1,509     1,876
Europe............        802     1,430     1,085
Korea.............        345       868       449
Asia-Pacific......        302       842       693
-------------------- --------- --------- ---------
                       $5,096    $9,564    $7,343
-------------------- --------- --------- ---------

*   Primarily the United States.

In early fiscal 1999, the semiconductor and semiconductor manufacturing equipment industries were beginning to emerge from a downturn and entered a period of expansion. As a result of the industry expansion, new orders and net sales increased sequentially each quarter during fiscal 1999 and fiscal 2000. Strong demand for Applied's products was driven by semiconductor manufacturers' needs for additional capacity and new technology to meet consumer demand for Internet, computing, communications and digital devices. In addition, the semiconductor industry was continuing the transition to smaller device feature sizes, new materials, such as copper, and 300mm wafer processing, which required new manufacturing equipment. For fiscal 2000, Applied was able to achieve record levels of new orders, net sales and net income as a result of these factors. During the first fiscal quarter of 2001, slowing worldwide demand for semiconductors resulted in a rapid decline in demand for manufacturing equipment. Inventory buildups in telecommunication products, slower than expected personal computer sales and slower global economic growth caused semiconductor companies to reevaluate their capital spending and reschedule or cancel existing orders. This decline in demand deepened sequentially throughout the remainder of fiscal 2001 into a severe industry downturn due to continued weakness in the macro-economic climate and consumption of electronic goods, which resulted in further capital spending cutbacks by Applied's customers.

Gross Margin
Gross margin as a percentage of net sales increased from 47.5 percent for fiscal 1999 to 50.8 percent for fiscal 2000, and decreased to 44.3 percent for fiscal 2001. The increase in gross margin as a percentage of net sales for fiscal 2000 was due primarily to higher business volume, reduced manufacturing cycle times and the favorable effects of operational programs emphasizing productivity improvements and cost reduction. The decrease in gross margin as a percentage of net sales for fiscal 2001 was caused primarily by decreased business volume, which resulted in factory underabsorption, and changes in product mix with start-up costs of new 300mm products.

Research, Development and Engineering
Applied's future operating results depend, to a considerable extent, on its ability to maintain a competitive advantage in the products and services it provides. Applied believes that it is critical to continue to make substantial investments in RD&E to ensure the availability of innovative technology that meets the current and projected requirements of its customers' most advanced chip designs. RD&E expenses increased for each of the last three years, from $740 million (14.5 percent of net sales) for fiscal 1999 to $1.1 billion (11.6 percent of net sales) for fiscal 2000 and to $1.2 billion (16.3 percent of net sales) for fiscal 2001.

Applied increased its RD&E spending for fiscal 1999 and 2000 to address customers' requirements for shrinking device feature sizes, the use of new materials, such as copper, and the transition from 200mm to 300mm wafer processing. Applied's investment in research and development for copper-based devices resulted in a broad line of copper-based products available for sale in fiscal 1999 and 2000. Additionally, Applied developed and launched many new products and enhanced versions of its existing products and technologies in fiscal 2000, including 22 new systems for 300mm wafer processing.

During fiscal 2001, Applied continued its development of technologies for copper and low k -based chips and 300mm wafers, as well as focusing efforts on the core technologies that will be required for chipmakers to begin development of 0.10 micron generation devices. Areas of increased investment include maskmaking technology, metrology and inspection, ion implantation, and products for depositing and etching new materials. In addition, significant investments were made to develop Applied's Process Module concept, the integration of multiple individual systems with metrology and inspection capabilities and specialized software for feedforward/feedback process control. These systems operate as a single, highly automated unit to perform a particular wafer processing application in a customer's manufacturing process to a specified level of performance.

Marketing, Selling, General and Administrative
Marketing, selling, general and administrative (MSG&A) expenses increased from $695 million (13.6 percent of net sales) for fiscal 1999 to $961 million (10.0 percent of net sales) for fiscal 2000, and decreased to $902 million (12.3 percent of net sales) for fiscal 2001. The increase for fiscal 2000 was primarily caused by higher costs of incentive and benefit programs, increased investments in various information technology programs, and increased costs to support higher net sales. The decrease for fiscal 2001 was due primarily to cost reduction actions and lower business volume.

Non-recurring Items
Non-recurring items for fiscal 1999 consisted of $5 million of merger expenses related to the acquisition of Consilium, Inc., $43 million of acquired in-process research and development expense incurred in connection with the acquisitions of AKT and Obsidian, Inc. and $3 million of restructuring charges associated with Etec's headcount reductions and consolidation of facilities prior to its acquisition by Applied.

Non-recurring items for fiscal 2000 consisted of $40 million of merger expenses related to the acquisition of Etec.

During fiscal 2001, Applied recorded pre-tax restructuring charges of $211 million, consisting of $105 million for headcount reductions, $45 million for consolidation of facilities and $61 million for asset write-offs, primarily for fixed assets. These restructuring actions occurred in Applied's second, third and fourth fiscal quarters, and were taken to better align Applied's cost structure with prevailing market conditions. During the second fiscal quarter of 2001, Applied completed a voluntary separation plan that resulted in a headcount reduction of approximately 1,000 employees, or three percent of its global workforce, for a cost of $47 million. During the third fiscal quarter of 2001, Applied recorded a pre-tax restructuring charge of $4 million associated with severance and benefit costs. During the fourth fiscal quarter of 2001, Applied eliminated approximately 2,000 additional positions, or 10 percent of its global workforce, for a cost of $54 million. The majority of the affected employees were based in Santa Clara, California and Austin, Texas, and represented multiple company activities and functions. Non-recurring items for fiscal 2001 also included $10 million of acquired in-process research and development expense incurred in connection with the acquisition of Oramir Semiconductor Equipment Ltd. (Oramir).

For further details, see Note 6 of Notes to Consolidated Financial Statements.

Non-recurring Income, Net
Net non-recurring income of $30 million for fiscal 1999 and $68 million for fiscal 2000 were related to a 1998 litigation settlement with ASM International, N.V. For further details, see Note 7 of Notes to Consolidated Financial Statements.

Net Interest Income
Net interest income was $60 million for fiscal 1999, $133 million for fiscal 2000 and $174 million for fiscal 2001. The increases from year to year can be attributed primarily to increasing cash and investment balances over the three-year period.

Provision for Income Taxes
Applied's effective income tax rate was 32.3 percent for fiscal 1999, 30.0 percent for fiscal 2000 and 29.8 percent for fiscal 2001. Applied's actual effective income tax rate for fiscal 1999 of 32.3 percent differed from the expected effective income tax rate of 31.0 percent due to the non-tax deductible nature of $43 million of acquired in-process research and development expense. The reduction to a 30.0 percent effective income tax rate for fiscal 2000 resulted primarily from a shift in the geographic composition of pre-tax income to entities operating in countries with lower tax rates. Applied expected an effective income tax rate of 29.5 percent for fiscal 2001, which decreased from the fiscal 2000 effective rate due to a shift in the geographic composition of Applied's pre-tax income. The actual effective income tax rate for fiscal 2001 of 29.8 percent differed from the expected rate of 29.5 percent due to the non-tax deductible nature of $10 million of acquired in-process research and development expense. Applied's future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied's pre-tax income, non-tax deductible expenses incurred in connection with acquisitions and the effectiveness of its tax planning strategies.

Business Combinations
On June 27, 2001, Applied acquired Oramir, a supplier of advanced laser cleaning technologies for semiconductor wafers, in a purchase business combination for $21 million in cash. For further details, see Note 13 of Notes to Consolidated Financial Statements.

SUBSEQUENT EVENTS

Business Combinations
During the first fiscal quarter of 2002, Applied acquired the assets of Schlumberger's electron-beam wafer inspection business. In addition, Applied acquired Global Knowledge Services, Inc., a provider of advanced data mining services to improve semiconductor manufacturing yield and efficiency. These transactions will be accounted for as purchase business combinations. These acquisitions have not had, and are not expected to have, a material effect on Applied's financial condition or results of operations.

Restructuring
On December 12, 2001, Applied announced a further headcount reduction of approximately 1,700 positions, or 10 percent of its global workforce, in response to the continuing downturn in the semiconductor industry. The majority of the affected employees were based in Santa Clara, California and Austin, Texas, and represented multiple company activities and functions. Applied will record a restructuring charge for the first fiscal quarter of 2002.

CHANGE IN ACCOUNTING POLICY

Applied implemented SAB 101 for the fourth fiscal quarter of 2001, retroactively effective to the beginning of fiscal 2001. Prior to the implementation of SAB 101, Applied generally recognized revenue for established products upon shipment. The implementation of SAB 101 resulted in the following changes to Applied's revenue recognition practices: 1) for transactions where legal title does not transfer at shipment, revenue will be recognized upon title transfer, which is typically at customer technical acceptance; and 2) for products that have been demonstrated to meet product specifications prior to shipment, a portion of revenue associated with certain installation-related tasks will be recognized when the tasks are completed.

Since the implementation was retroactively effective to the beginning of fiscal 2001, the first three fiscal quarters of 2001 have been restated (see Note 15 of Notes to Consolidated Financial Statements). Applied recorded a cumulative effect of change in accounting principle of $267 million (net of income tax benefit of $112 million), or $0.31 per diluted share, for the restated first fiscal quarter of 2001. This charge represents the after-tax difference between the new and previous revenue recognition policies for years prior to fiscal 2001 as of the implementation date at the beginning of fiscal 2001. Therefore, no restatement of years prior to fiscal 2001 is required. For periods prior to fiscal 2001, data was not available to provide pro forma information as if the change in accounting principle was applied retroactively. The cumulative effect of change in accounting principle of $267 million included $651 million of revenue recognized prior to fiscal 2001, of which $642 million was recognized during fiscal 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which requires the discontinuance of goodwill amortization. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. Applied expects to adopt SFAS 142 for its first fiscal quarter of 2002, and does not expect the adoption to have a material effect on its financial condition or results of operations.

In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. Applied is in the process of assessing the effect of adopting SFAS 143, which will be effective for Applied's fiscal 2003.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Applied is in the process of assessing the effect of adopting SFAS 144, which will be effective for Applied's fiscal 2003.

For further details regarding the above recent accounting pronouncements, see Note 1 of Notes to Consolidated Financial Statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Applied increased its cash, cash equivalents and short-term investments from $4.2 billion at October 29, 2000 to $4.8 billion at October 28, 2001. Applied's financial condition remained strong, with a ratio of current assets to current liabilities of 3.2:1 at October 29, 2000 and 5.1:1 at October 28, 2001.

Applied generated cash from continuing operations in each of the last three fiscal years. The primary source of cash from continuing operations has been income from continuing operations, as adjusted to exclude the effect of non-cash items, such as depreciation and amortization and acquired in-process research and development expense. Income from continuing operations, adjusted to exclude the effect of non-cash items, was: $1.2 billion for fiscal 1999; $2.6 billion for fiscal 2000 and $1.4 billion for fiscal 2001. The other source or use of cash from continuing operations has been attributable to changes in assets and liabilities other than those assets and liabilities resulting from investing and financing activities. Net changes in assets and liabilities tend to represent a use of cash during periods of revenue growth because Applied generally incurs costs and expends cash in advance of receiving cash from its customers. Likewise, during periods of declining revenue or slowed revenue growth, net changes in assets and liabilities tend to represent a source of cash because expenditures for inventory and other purchases decrease while receivables from prior periods, which were higher revenue periods, are collected. The cash effect of changes in assets and liabilities was: a $116 million use for fiscal 1999; a $923 million use for fiscal 2000; and a $139 million source for fiscal 2001.

In addition to being driven by revenue and profitability performance, the cash effect of changes in assets and liabilities is subject to operational efficiency and productivity. For example, earlier collection of accounts receivable and increased inventory turnover both have a positive effect on cash flow. Applied utilized programs to sell accounts receivable of $953 million for fiscal 1999, $1.5 billion for fiscal 2000 and $1.2 billion for fiscal 2001. These receivable sales had the effect of increasing cash and reducing accounts receivable and days sales outstanding. Applied has not experienced any losses under these programs, and receivables sold under these programs have terms and credit risk characteristics similar to Applied's overall receivables portfolio. For further details regarding accounts receivable sales, see Note 12 of Notes to Consolidated Financial Statements.

Applied used $982 million of cash for investing activities for fiscal 1999, $1.0 billion for fiscal 2000 and $1.6 billion for fiscal 2001. Investing activities typically consist of purchases and sales of short-term investments, purchases of capital assets to support long-term growth and acquisitions of technology or of other companies to allow Applied to access new market segments or emerging technology.

Applied generated $127 million of cash from financing activities for fiscal 1999, generated $149 million for fiscal 2000 and used $261 million for fiscal 2001. Financing activities typically include sales and repurchases of Applied's common stock, as well as borrowings and repayments of debt. Net debt activity used $17 million of cash for fiscal 1999, generated $50 million of cash for fiscal 2000 and used $92 million of cash for fiscal 2001. Net common stock activity generated $144 million of cash for fiscal 1999 and $99 million for fiscal 2000 as a result of a significant increase in stock sales to employees, reflecting Applied's higher average stock price, partially offset by stock repurchases. During fiscal 2001, net common stock activity used $169 million of cash as stock repurchases increased and stock sales to employees decreased, reflecting Applied's lower average stock price in fiscal 2001. Since March 1996, Applied has systematically repurchased shares of its common stock in the open market to partially fund its stock-based employee benefit and incentive plans.

At October 28, 2001, Applied's principal sources of liquidity consisted of $4.8 billion of cash, cash equivalents and short-term investments, and approximately $686 million of available credit facilities. For further details regarding Applied's credit facilities, see Note 4 of Notes to Consolidated Financial Statements. In addition to cash and available credit facilities, Applied may from time to time raise additional capital in the debt and equity markets. Applied's liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and semiconductor manufacturing equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, Applied's management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy Applied's liquidity requirements for the next 12 months.

TRENDS, RISKS AND UNCERTAINTIES

The highly cyclical semiconductor equipment industry is currently experiencing a severe, prolonged downturn.
As suppliers to the semiconductor industry, the semiconductor equipment industry is characterized by up and down business cycles, the timing, length and volatility of which are difficult to predict. The semiconductor industry has historically been cyclical because of sudden changes in demand for semiconductors and capacity requirements, including capacity utilizing the latest technology. These changes have affected the timing and amounts of customers' capital equipment purchases and investments in new technology. These industry cycles create pressure on Applied's net sales, gross margin and net income. In addition to affecting Applied's suppliers, these cycles challenge key management, engineering and other employees who are vital to Applied's success.

Management believes that the current industry downturn may be the steepest decline in history, and cannot predict when a recovery will begin. During periods of declining demand for semiconductor manufacturing equipment, customers typically reduce purchases, delay delivery of products and/or cancel orders. During this downturn, Applied must be able to quickly and effectively align its cost structure with prevailing market conditions and motivate and retain key employees. If Applied is unable to achieve its objectives in a timely manner during the current downturn, there could be a material adverse effect on its business, financial condition and results of operations.

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
Currently, a significant percentage of Applied's revenues result from sales outside the U.S. Certain manufacturing facilities and suppliers are also located abroad. Managing Applied's global operations presents challenges, including periodic regional economic downturns, trade balance issues, varying business conditions and demands, political instability, U.S. export restrictions, shipping delays, fluctuations in interest and currency exchange rates and cultural diversities, among other risks. For example, global uncertainties with respect to: 1) decreased growth rates of gross domestic product in various countries; 2) factory capacity utilization; 3) capital spending by semiconductor manufacturers; 4) memory chip price weakness; and 5) political instability in regions where Applied has operations, such as Israel and the Asian region, may affect Applied's business, financial condition and results of operations.

Applied operates in a highly competitive industry characterized by increasingly rapid technological changes.
Applied's competitive advantage and future success depend on its ability to successfully: 1) develop new products and technologies; 2) develop new markets in the semiconductor industry for its products and services; 3) introduce new products to the marketplace in a timely manner; 4) qualify new products with its customers; and 5) commence and adjust production to meet customer demands. The introduction of an increasingly broader set of new products and technologies, including those to support the transition to smaller device feature sizes, new materials and 300mm wafers, grows increasingly complex over time. Such new product introductions may involve higher costs and reduced efficiencies compared to Applied's more established products, and could adversely affect Applied's gross margins. If Applied does not develop and introduce new products and technologies in a timely and cost-effective manner in response to changing market conditions or customer requirements, its competitive position, financial condition and results of operations could be materially and adversely affected.

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

Applied is exposed to risks associated with a highly concentrated customer base.
Applied's customer base is highly concentrated. Orders from a relatively limited number of semiconductor manufacturers have accounted for, and will continue to account for, a substantial portion of Applied's net sales. Sales to any single customer may vary significantly from quarter to quarter. If current customers do not continue to place orders, Applied may not be able to replace these orders with new orders from new customers. The resulting fluctuations could have a material adverse effect on Applied's business, financial condition and results of operations.

Applied is subject to risks of non-compliance with environmental and safety regulations.
Applied is subject to environmental and safety regulations in connection with its business operations, including but not limited to regulations related to the development, manufacturing and use of its products. From time to time, Applied receives notices alleging violations of these regulations. It is Applied's policy to respond promptly to these notices and to take necessary corrective action. Failure or inability to comply with existing or future environmental and safety regulations could result in significant remediation liabilities, the imposition of fines and/or the suspension or termination of development, manufacturing or use of certain of its products, each of which could have a material adverse effect on Applied's business, financial condition and results of operations.

Manufacturing interruptions or delays could affect Applied's ability to meet customer demand.
Applied's business depends on its ability to manufacture products that meet the rapidly changing demands of its customers. Applied's ability to manufacture depends in part on the timely delivery of parts, components, and subassemblies (collectively "parts") from suppliers. Some key parts may be obtained only from a single supplier or a limited group of suppliers. Significant interruptions of manufacturing operations as a result of the failure or inability of suppliers to timely deliver quality parts, natural disasters (such as earthquakes or tornadoes), or other causes (such as software issues or infrastructure failures) could result in delayed product deliveries or manufacturing inefficiencies. Any or all of these could materially and adversely affect Applied's business, financial condition and results of operations.

Applied is exposed to various risks related to legal proceedings or claims.
Applied currently is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, contracts and other matters (see Item 3: Legal Proceedings). These legal proceedings and claims, whether with or without merit, could be time-consuming and expensive to prosecute or defend, and could divert management's attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings or claims. In addition, Applied's intellectual property rights may not provide significant competitive advantages if they are circumvented, invalidated or obsoleted by the rapid pace of technological change. Furthermore, the laws of other countries permit the protection of Applied's proprietary rights to varying extents compared to U.S. laws. Applied's success is dependent in part upon the protection of its intellectual property rights. Infringement of Applied's rights by a third party could result in uncompensated lost market and revenue opportunities for Applied. If Applied is not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend its position, Applied's business, financial condition and results of operations could be materially and adversely affected.

Item 7a: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
At October 28, 2001, Applied's investment portfolio included fixed-income securities with a fair value of approximately $4.0 billion. These securities are subject to interest rate risk, and will decline in value if interest rates increase. Due to the short duration of Applied's investment portfolio, an immediate 10 percent change in interest rates is not expected to have a material effect on Applied's near-term financial condition or results of operations.

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

Foreign Currency Exchange Rate Risk
Significant operations of Applied are conducted in foreign currencies, primarily Japanese yen. Applied enters into forward exchange and currency option contracts to hedge a portion of, but not all, certain existing and anticipated foreign currency denominated transactions expected to occur within 12 months. Gains and losses on these contracts are generally recognized in the Consolidated Statements of Operations at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses did not have a material effect on Applied's results of operations for fiscal 1999, 2000 or 2001.

Forward exchange contracts are denominated in the same currency as the underlying transactions (primarily Japanese yen), and the terms of the forward exchange contracts generally match the terms of the underlying transactions. Applied's outstanding forward exchange contracts are marked to market (see Note 2 of Notes to Consolidated Financial Statements), as are the majority of the related underlying transactions being hedged; therefore, the effect of exchange rate changes on forward exchange contracts is expected to be substantially offset by the effect of these changes on the underlying transactions. The effect of an immediate 10 percent change in exchange rates on forward exchange contracts and the underlying hedged transactions is not expected to be material to Applied's near-term financial condition or results of operations. Applied's downside risk with respect to currency option contracts is limited to the premium paid for the right to exercise the option. Premiums paid for options outstanding at October 28, 2001 were not material.

Item 8: Financial Statements and Supplementary Data

The consolidated financial statements required by this Item are set forth on the pages indicated at Item 14(a).

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from Applied's Proxy Statement to be filed with the Commission in connection with the 2002 Annual Meeting of Stockholders ("the Proxy Statement").

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

Item 13: Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions appears in Applied's Proxy Statement, under "Executive Compensation and Related Information." This portion of the Proxy Statement is incorporated herein by reference.

PART IV

Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

Consolidated Statements of Operations for each of the three years in the period ended October 28, 2001

Consolidated Balance Sheets at October 29, 2000 and October 28, 2001

Consolidated Statements of Stockholders' Equity for each of the three yeras in the period ended October 28, 2001

Consolidated Statements of Cash Flows for each of the three years in the period ended October 28, 2001

Notes to Consolidated Financial Statements

Report of Management

Report of Independent Accountants

(2) Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended October 28, 2001

(3) Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b) Applied did not file a report on Form 8-K during its fourth fiscal quarter of 2001.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        October 31,  October 29,  October 28,
Year ended                                                 1999         2000         2001
------------------------------------------------------ ------------ ------------ -------------
(In thousands, except per share amounts)

Net sales...................................            $5,096,302   $9,564,412    $7,343,248
Cost of products sold.......................             2,677,083    4,708,684     4,091,215
------------------------------------------------------ ------------ ------------ -------------
Gross margin................................             2,419,219    4,855,728     3,252,033

Operating expenses:
    Research, development and engineering...               740,114    1,107,922     1,198,799
    Marketing and selling...................               340,515      483,316       508,214
    General and administrative..............               354,781      477,437       393,710
    Non-recurring items.....................                50,915       40,000       221,164
------------------------------------------------------ ------------ ------------ -------------
Income from operations......................               932,894    2,747,053       930,146

Non-recurring income, net...................                30,000       68,158           --

Interest expense............................                47,566       51,375        47,640
Interest income.............................               108,016      184,008       221,296
------------------------------------------------------ ------------ ------------ -------------
Income from continuing operations before
    income taxes, equity in net income
    of joint venture and cumulative effect
    of change in accounting principle.......             1,023,344    2,947,844     1,103,802

Provision for income taxes..................               330,458      884,292       328,574
------------------------------------------------------ ------------ ------------ -------------
Income from continuing operations before
    equity in net income of joint venture
    and cumulative effect of change
    in accounting principle.................               692,886    2,063,552       775,228

Reversal of restructuring charges of
    joint venture subsequently retained.....                 3,677           --           --
Equity in net income of joint venture.......                30,116           --           --
------------------------------------------------------ ------------ ------------ -------------
Income from continuing operations before
    cumulative effect of change
    in accounting principle.................               726,679    2,063,552       775,228

Reversal of provision for discontinuance of
    joint venture subsequently retained.....                20,996           --           --
Cumulative effect of change in
    accounting principle, net of tax........                    --           --      (267,399)
------------------------------------------------------ ------------ ------------ -------------
Net income..................................              $747,675   $2,063,552      $507,829
------------------------------------------------------ ------------ ------------ -------------

Earnings per share:
    Basic--continuing operations............                 $0.93        $2.56         $0.95
    Basic--discontinued operations..........                  0.03            --           --
    Basic--cumulative effect of change
           in accounting principle..........                     --           --        (0.33)
------------------------------------------------------ ------------ ------------ -------------
        Total basic                                          $0.96        $2.56         $0.62
------------------------------------------------------ ------------ ------------ -------------
    Diluted--continuing operations..........                 $0.88        $2.40         $0.91
    Diluted--discontinued operations........                  0.03            --           --
    Diluted--cumulative effect of change
             in accounting principle........                     --           --        (0.31)
------------------------------------------------------ ------------ ------------ -------------
        Total diluted.......................                 $0.91        $2.40         $0.60

Weighted average number of shares:
    Basic...................................               778,604      806,580       813,202
    Diluted.................................               820,580      859,169       847,329
------------------------------------------------------ ------------ ------------ -------------

      See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED BALANCE SHEETS

                                                           October 29,    October 28,
                                                              2000           2001
------------------------------------------------------   -------------  -------------
(In thousands, except per share amounts)

ASSETS

Current assets:
    Cash and cash equivalents.........................     $1,647,604     $1,356,304
    Short-term investments............................      2,580,435      3,485,088
    Accounts receivable, less allowance for doubtful
       accounts of $1,825 at 2000 and $2,700 at 2001..      2,351,379        776,451
    Inventories.......................................      1,503,751      1,412,997
    Deferred income taxes.............................        549,108        551,785
    Other current assets..............................        206,870        199,549
------------------------------------------------------   -------------  -------------
Total current assets..................................      8,839,147      7,782,174

Property, plant and equipment, net....................      1,366,782      1,706,488
Other assets..........................................        339,801        339,848
------------------------------------------------------   -------------  -------------
Total assets..........................................    $10,545,730     $9,828,510
======================================================   =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable.....................................        $94,676        $  --
    Current portion of long-term debt.................         11,621          4,807
    Accounts payable and accrued expenses.............      2,268,608      1,477,531
    Income taxes payable..............................        384,806         50,478
------------------------------------------------------   -------------  -------------
Total current liabilities.............................      2,759,711      1,532,816

Long-term debt........................................        573,126        564,805
Deferred income taxes and other liabilities...........        108,545        124,152
------------------------------------------------------   -------------  -------------
Total liabilities.....................................      3,441,382      2,221,773
------------------------------------------------------   -------------  -------------

Commitments and contingencies (Note 12)

Stockholders' equity:
    Preferred stock: $.01 par value per share; 1,000
       shares authorized; no shares issued and
       outstanding....................................           --             --
    Common stock: $.01 par value per share; 2,500,000
       shares authorized; 812,462 and 815,770 shares
       issued and outstanding at 2000 and 2001,
       respectively...................................          8,125          8,158
    Additional paid-in capital........................      1,930,212      1,881,124
    Retained earnings.................................      5,185,181      5,693,010
    Accumulated other comprehensive income/(loss).....        (19,170)        24,445
------------------------------------------------------   -------------  -------------
Total stockholders' equity............................      7,104,348      7,606,737
------------------------------------------------------   -------------  -------------
Total liabilities and stockholders' equity............    $10,545,730     $9,828,510
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
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 Accumulated
                                         Common Stock     Additional                Other
                                     -------------------   Paid-In    Retained   Comprehensive
                                      Shares    Amount     Capital    Earnings   Income/(Loss)   Total
------------------------------------ --------- --------- ----------- ----------- ------------ -----------
(In thousands)

Balance at October 25, 1998....       764,254    $7,643    $990,328  $2,374,662      ($5,343) $3,367,290
  Components of comprehensive income:
    Net income.................           --        --          --      747,675          --      747,675
    Translation adjustments....           --        --          --          --         6,609       6,609
                                                                                              -----------
      Comprehensive income.....                                                                  754,284
  Net issuance under stock
    plans, including tax
    benefits of $161,291.......        24,730       247     366,910         --           --      367,157
  Issuances for acquisitions...         6,430        64     148,376                              148,440
  Stock repurchases............        (2,190)      (22)    (61,891)        --           --      (61,913)
------------------------------------ --------- --------- ----------- ----------- ------------ -----------
Balance at October 31, 1999....       793,224     7,932   1,443,723   3,122,337        1,266   4,575,258
  Components of comprehensive income:
    Net income.................           --        --          --    2,063,552          --    2,063,552
    Translation adjustments....           --        --          --          --       (20,436)    (20,436)
                                                                                              -----------
      Comprehensive income.....                                                                2,043,116
  Net issuance under stock
    plans, including tax
    benefits of $387,478.......        22,433       225     663,611         --           --      663,836
  Stock repurchases............        (3,195)      (32)   (177,122)        --           --     (177,154)
  Adjustment to conform fiscal
    year end for Etec
    Systems, Inc. .............           --        --          --         (708)         --         (708)
------------------------------------ --------- --------- ----------- ----------- ------------ -----------
Balance at October 29, 2000....       812,462     8,125   1,930,212   5,185,181      (19,170)  7,104,348
  Components of comprehensive income:
    Net income.................           --        --          --      507,829          --      507,829
    Change in unrealized gain
      on investments...........           --        --          --          --        57,748      57,748
    Change in unrealized gain on
      derivative instruments...           --        --          --          --         4,621       4,621
    Translation adjustments....           --        --          --          --       (18,754)    (18,754)
                                                                                              -----------
      Comprehensive income.....                                                                  551,444
  Net issuance under stock
    plans, including tax
    benefits of $106,579.......        12,793       128     322,217         --           --      322,345
  Stock repurchases............        (9,485)      (95)   (371,305)        --           --     (371,400)
------------------------------------ --------- --------- ----------- ----------- ------------ -----------
Balance at October 28, 2001....       815,770    $8,158  $1,881,124  $5,693,010      $24,445  $7,606,737
==================================== ========= ========= =========== =========== ============ ===========

      See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                October 31,   October 29,   October 28,
Year ended                                         1999          2000          2001
---------------------------------------------  ------------  ------------  ------------
(In thousands)

Cash flows from operating activities:
  Net income.................................     $747,675    $2,063,552      $507,829
  Reversal of provision for discontinuance
    of joint venture subsequently retained...      (20,996)        --            --
  Cumulative effect of change in accounting
    principle, net of tax....................        --            --          267,399
  Adjustments required to reconcile income
    from continuing operations to cash
    provided by continuing operations:
    Equity in net income and reversal of
      restructuring charges of
      joint venture subsequently retained....      (33,793)        --            --
    Acquired in-process research and
      development expense....................       43,400         --           10,000
    Non-cash portion of restructuring
      charges................................        --            --           74,218
    Depreciation and amortization............      288,409       361,970       386,971
    Deferred income taxes....................       10,598      (237,262)       88,230
    Tax benefits from employee stock
      option plans...........................      161,291       387,478       106,579
    Adjustment to conform fiscal year end
      for Etec Systems, Inc..................        --             (708)        --
    Changes in assets and liabilities, net
      of amounts acquired:
      Accounts receivable....................     (362,857)   (1,086,262)      845,499
      Inventories............................      (56,314)     (788,590)      321,164
      Other current assets...................      (35,996)      (57,683)       10,385
      Other assets...........................      (10,939)       19,460       (40,230)
      Accounts payable and accrued expenses..      183,168       835,675      (687,132)
      Income taxes payable...................      154,667       138,674      (332,622)
      Other liabilities......................       12,329        15,511        22,014
---------------------------------------------  ------------  ------------  ------------
Cash provided by continuing operations.......    1,080,642     1,651,815     1,580,304
---------------------------------------------  ------------  ------------  ------------
Cash flows from investing activities:
  Capital expenditures, net of retirements...     (219,657)     (383,255)     (710,620)
  Cash paid for acquisitions, net of cash
    acquired.................................      (36,466)        --          (21,017)
  Proceeds from sales and maturities of
    short-term investments...................      984,480     2,008,257     2,054,004
  Purchases of short-term investments........   (1,710,694)   (2,637,438)   (2,905,680)
---------------------------------------------  ------------  ------------  ------------
Cash used for investing......................     (982,337)   (1,012,436)   (1,583,313)
---------------------------------------------  ------------  ------------  ------------
Cash flows from financing activities:
  Short-term debt activity, net..............        4,849        86,382       (81,209)
  Long-term debt repayments..................      (21,380)      (36,444)      (10,395)
  Issuance of common stock
    under stock plans........................      205,866       276,358       202,379
  Repurchases of common stock................      (61,913)     (177,154)     (371,400)
---------------------------------------------  ------------  ------------  ------------
Cash provided by/(used for) financing........      127,422       149,142      (260,625)
---------------------------------------------  ------------  ------------  ------------
Effect of exchange rate changes on cash......        3,589        (9,038)      (27,666)
---------------------------------------------  ------------  ------------  ------------
Increase/(decrease) in
  cash and cash equivalents..................      229,316       779,483      (291,300)
Cash and cash equivalents--beginning of year.      638,805       868,121     1,647,604
---------------------------------------------  ------------  ------------  ------------
Cash and cash equivalents--end of year.......     $868,121    $1,647,604    $1,356,304
=============================================  ============  ============  ============

Cash payments for interest were $46,125 for fiscal 1999, $43,601 for fiscal 2000 and $41,482 for fiscal 2001. Net cash activities for income taxes were $3,375 refunds for fiscal 1999, $562,885 payments for fiscal 2000 and $583,162 payments for fiscal 2001.

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

Applied's fiscal year ends on the last Sunday in October of each year. Fiscal 2000 and 2001 contained 52 weeks, whereas fiscal 1999 contained 53 weeks. The inclusion of an additional week in fiscal 1999 did not have a material effect on Applied's financial condition or results of operations.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Cash Equivalents and Short-Term Investments  All highly-liquid investments with a remaining maturity of three months or less at the time of purchase are considered to be cash equivalents. All of Applied's short-term investments are classified as available-for-sale at the balance sheet dates. Investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and any material temporary difference between the cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income/(loss).

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

Advertising Costs  Advertising costs are expensed as incurred.

Revenue Recognition  For all transactions where legal title passes to the customer upon shipment, Applied generally recognizes revenue upon shipment for all products that have been demonstrated to meet product specifications prior to shipment. However, a portion of revenue associated with certain installation-related tasks is recognized when the tasks are completed. For products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer technical acceptance. For transactions where legal title does not transfer at shipment, revenue is recognized when legal title passes to the customer, which is typically at customer technical acceptance. A provision for the estimated cost of warranty is recorded when revenue is recognized. Prior to fiscal 2001, Applied generally recognized revenue for established products upon shipment. Spares revenue is generally recognized upon shipment. Service revenue is generally recognized ratably over the period of the related contract.

Change in Accounting Policy   Applied implemented the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," for the fourth fiscal quarter of 2001, retroactively effective to the beginning of fiscal 2001. Since the implementation of SAB 101 was retroactively effective to the beginning of fiscal 2001, the first three fiscal quarters of 2001 have been restated (see Note 15). Applied recorded a cumulative effect of change in accounting principle of $267 million (net of income tax benefit of $112 million), or $0.31 per diluted share, for the restated first fiscal quarter of 2001. This charge represents the after- tax difference between the new and previous revenue recognition policies prior to fiscal 2001 as of the implementation date at the beginning of fiscal 2001. Therefore, no restatement of years prior to fiscal 2001 is required. For periods prior to fiscal 2001, data was not available to provide pro forma information as if the change in accounting principle was applied retroactively. SAB 101 had no effect on Applied's revenue recognition policy for spares or services. The cumulative effect of change in accounting principle of $267 million included $651 million of revenue recognized prior to fiscal 2001, of which $642 million was recognized during fiscal 2001.

Derivative Financial Instruments   Applied uses financial instruments, such as forward exchange and currency option contracts, to hedge a portion of, but not all, certain existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged. The purpose of Applied's foreign currency management is to manage the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. Applied adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," in the first fiscal quarter of 2001. Accordingly, all of Applied's derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments. For derivative instruments designated and qualifying as cash flow hedges of anticipated foreign currency denominated transactions, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income/(loss) in stockholders' equity, and is reclassified into earnings when the hedged transaction affects earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded immediately in earnings. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gain or loss on these hedges is recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged. Applied does not use derivative financial instruments for trading or speculative purposes.

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

Employee Stock Plans  As permitted by SFAS 123, "Accounting for Stock-Based Compensation," Applied elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock option and stock purchase plans. Applied is generally not required under APB 25 and related interpretations to recognize compensation expense in connection with its employee stock option and stock purchase plans. Applied is required by SFAS 123 to present, in the notes to the consolidated financial statements, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value method of accounting prescribed by SFAS 123.

Concentrations of Credit Risk   Financial instruments that potentially subject Applied to significant concentrations of credit risk consist principally of cash equivalents, short-term investments, trade accounts receivable and derivative financial instruments used in hedging activities. Applied invests in a variety of financial instruments, such as certificates of deposit, corporate and municipal bonds, and U.S. Treasury and agency securities, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. Applied's customers consist of semiconductor manufacturers located throughout the world. Applied performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral to secure accounts receivable. Applied maintains a reserve for potentially uncollectible accounts receivable based on its assessment of the collectibility of accounts receivable. Applied is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but does not expect any counterparties to fail to meet their obligations.

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

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of Applied's common stock for the period. Accordingly, for fiscal 1999, options to purchase approximately 21,590,000 shares of common stock at an average exercise price of $35.80 were excluded from the computation. For fiscal 2000, options to purchase approximately 2,907,000 shares of common stock at an average exercise price of $84.33 were excluded from the computation. For fiscal 2001, options to purchase approximately 10,681,000 shares of common stock at an average exercise price of $64.91 were excluded from the computation.

Reclassifications   Certain prior year amounts have been reclassified to conform to the fiscal 2001 presentation.

Recent Accounting Pronouncements  In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations." SFAS 141 supersedes APB 16, "Business Combinations," and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Applied does not expect the adoption of SFAS 141 to have a material effect on its financial condition or results of operations.

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 supersedes APB 17, "Intangible Assets," and requires the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. Applied expects to adopt SFAS 142 for its first fiscal quarter of 2002, and does not expect the adoption to have a material effect on its financial condition or results of operations.

In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. Applied is in the process of assessing the effect of adopting SFAS 143, which will be effective for Applied's fiscal 2003.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Applied is in the process of assessing the effect of adopting SFAS 144, which will be effective for Applied's fiscal 2003.

NOTE 2    FINANCIAL INSTRUMENTS

Investments

Short-term investments by security type at October 28, 2001 were as follows:

                                                        Gross       Gross      Estimated
                                                      unrealized  unrealized     fair
                                             Cost       gains       losses       value
---------------------------------------- ----------- ----------- ----------- -----------
(In thousands)

Obligations of states and political
  subdivisions..........................   $770,361      $8,762        $628    $778,495
U.S. commercial paper, corporate bonds
  and medium-term notes.................    714,391      14,200       4,105     724,486
Bank certificates of deposit............    514,719         536         --      515,255
U.S. Treasury and agency securities.....    818,997      16,224         --      835,221
Other debt securities...................    613,644      18,102         115     631,631
---------------------------------------- ----------- ----------- ----------- -----------
                                         $3,432,112     $57,824      $4,848  $3,485,088
---------------------------------------- ----------- ----------- ----------- -----------

At October 29, 2000, the fair value of Applied's short-term investments approximated cost. Accordingly, temporary differences between the short-term investment portfolio's fair value and its cost have not been presented as a separate component of accumulated other comprehensive income/(loss). Short-term investments by security type at October 29, 2000 were as follows:

------------------------------------------ -----------
(In thousands)

Obligations of states and political
  subdivisions..........................     $431,787
U.S. commercial paper, corporate bonds
  and medium-term notes.................      994,584
Bank certificates of deposit............      372,031
U.S. Treasury and agency securities.....      623,928
Other debt securities...................      158,105
------------------------------------------ -----------
                                           $2,580,435
------------------------------------------ -----------

Cash and cash equivalents included investments in debt and other securities of $311 million at October 29, 2000 and $473 million at October 28, 2001.

Contractual maturities of short-term investments at October 28, 2001 were as follows:

                                                       Estimated
                                                         fair
                                            Cost         value
---------------------------------------- ----------- -----------
(In thousands)

Due in one year or less.............     $1,961,666  $1,965,754
Due after one through three years...        842,525     865,716
Due after three years...............        627,921     653,618
---------------------------------------- ----------- -----------
                                         $3,432,112  $3,485,088
---------------------------------------- ----------- -----------

Gross realized gains and losses on sales of short-term investments were not material for fiscal 1999, 2000 or 2001. Applied manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet Applied's current cash requirements.

Derivative Financial Instruments  Applied adopted SFAS 133, as amended by SFAS 137 and SFAS 138, in the first fiscal quarter of 2001. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, must be recognized currently in earnings. All of Applied's derivative financial instruments are recorded at their fair value in other current assets or accounts payable and accrued expenses. The transition adjustment upon adoption of SFAS 133 was not material.

Applied conducts business in a number of foreign countries, with certain transactions denominated in local currencies, principally Japanese yen. The purpose of Applied's foreign currency management is to manage the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged. Applied does not use derivative financial instruments for trading or speculative purposes.

Applied uses derivative financial instruments, such as forward exchange contracts and currency option contracts, to hedge certain forecasted foreign currency denominated transactions expected to occur within the next 12 months. In accordance with SFAS 133, these hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges, and are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income/(loss) in stockholders' equity, and is reclassified into earnings when the hedged transaction affects earnings. All amounts included in accumulated other comprehensive income/(loss) at October 28, 2001 will be reclassified to earnings within 12 months. Changes in the fair value of currency option contracts due to changes in time value are excluded from the assessment of effectiveness, and are recognized in cost of products sold. The change in option time value was not material for fiscal 2001. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, Applied immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amount recognized due to the anticipated transaction failing to occur was immaterial for fiscal 2001.

Forward exchange contracts are used to hedge certain foreign currency denominated assets or liabilities. These derivatives are not designated for SFAS 133 hedge accounting treatment. Accordingly, changes in the fair value of these hedges are recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged.

Derivative-related activity in accumulated other comprehensive income/(loss) for fiscal 2001 consisted of unrealized gains on derivative instruments designated and qualifying as cash flow hedges of $5 million, comprised of $78 million of net increase in fair value of derivatives, offset by $73 million of net gains reclassified from accumulated other comprehensive income/(loss) to earnings. There was no material transition adjustment associated with the adoption of SFAS 133.

Fair Value of Financial Instruments   The carrying amounts of Applied's financial instruments, including cash and cash equivalents, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. At October 29, 2000, the carrying amount of long-term debt, including current portion, was $585 million, and the estimated fair value was $569 million. At October 28, 2001, the carrying amount was $570 million and the estimated fair value was $599 million. The estimated fair value of long-term debt is based primarily on quoted market prices for the same or similar issues.

NOTE 3  BALANCE SHEET DETAIL

                                                  2000        2001
--------------------------------------------- ----------- -----------
(In thousands)

Inventories:
Customer service spares......................   $443,595    $566,282
Raw materials................................    384,840     301,586
Work-in-process..............................    413,228     193,505
Finished goods...............................    262,088     351,624
--------------------------------------------- ----------- -----------
                                              $1,503,751  $1,412,997
--------------------------------------------- ----------- -----------

Property, Plant and Equipment:
Land and improvements........................   $199,062    $217,649
Buildings and improvements...................    933,078   1,255,032
Demonstration and manufacturing equipment....    605,674     737,706
Furniture, fixtures and other equipment......    436,712     456,669
Construction in progress.....................    321,950     348,531
--------------------------------------------- ----------- -----------
Gross property, plant and equipment..........  2,496,476   3,015,587
Accumulated depreciation..................... (1,129,694) (1,309,099)
--------------------------------------------- ----------- -----------
                                              $1,366,782  $1,706,488
--------------------------------------------- ----------- -----------

Other Assets:
Purchased technology, net....................   $184,329    $138,162
Goodwill, net................................    100,335     111,302
Other........................................     55,137      90,384
--------------------------------------------- ----------- -----------
                                                $339,801    $339,848
--------------------------------------------- ----------- -----------

Accounts Payable and Accrued Expenses:
Accounts payable.............................   $649,681    $248,592
Compensation and employee benefits...........    446,848     208,333
Installation and warranty....................    363,697     254,504
Deferred revenue.............................    144,447     177,384
Other........................................    663,935     588,718
--------------------------------------------- ----------- -----------
                                              $2,268,608  $1,477,531
--------------------------------------------- ----------- -----------

NOTE 4   NOTES PAYABLE

Applied has credit facilities for unsecured borrowings in various currencies up to approximately $686 million, of which $500 million is comprised of two revolving credit agreements in the U.S. with a group of banks. One agreement is a $250 million line of credit that expires in March 2002, and the other is a $250 million line of credit that expires in March 2003. The agreements provide for borrowings at various rates, including the lead bank's prime reference rate, and include financial and other covenants with which Applied was in compliance at October 28, 2001. No amounts were outstanding under these agreements at the end of fiscal 2000 or 2001. The remaining credit facilities of approximately $186 million are primarily with Japanese banks at rates indexed to their prime reference rate. At October 29, 2000, $95 million was outstanding under Japanese credit facilities at an average annual interest rate of 0.62 percent. No amounts were outstanding under these credit facilities at October 28, 2001.

NOTE 5    LONG-TERM DEBT

Long-term debt outstanding was as follows:

                                                           2000       2001
------------------------------------------------------- ---------- ----------
(In thousands)

Japanese debt, 2.49%-4.85%, maturing 2001-2011........    $41,747    $26,612
6.70-7.00% medium-term notes due 2005,
    interest payable March 15 and September 15........     43,000     43,000
8% noncallable unsecured senior notes due 2004,
    interest payable March 1 and September 1..........    100,000    100,000
6.75% noncallable unsecured senior notes due 2007,
    interest payable April 15 and October 15..........    200,000    200,000
7.125% noncallable unsecured senior notes due 2017,
    interest payable April 15 and October 15..........    200,000    200,000
------------------------------------------------------- ---------- ----------
                                                          584,747    569,612
Current portion.......................................    (11,621)    (4,807)
------------------------------------------------------- ---------- ----------
                                                         $573,126   $564,805
------------------------------------------------------- ---------- ----------

At October 28, 2001, $27 million of Japanese debt was collateralized by property and equipment with a net book value of $49 million.

Applied has debt agreements that contain financial and other covenants. These covenants place restrictions on additional borrowings by U.S. subsidiaries of Applied, liens against Applied's assets and certain sale and leaseback transactions. At October 28, 2001, Applied was in compliance with all covenants.

Aggregate debt maturities at October 28, 2001 were: $5 million in fiscal 2002; $5 million in fiscal 2003; $105 million in fiscal 2004; $46 million in fiscal 2005; $2 million in fiscal 2006; and $407 million thereafter.

NOTE 6   NON-RECURRING ITEMS

Non-recurring operating expense items included the following:

Fiscal year ended                          1999       2000       2001
--------------------------------------- ---------- ---------- ----------
(In thousands)

Acquired in-process research and
  development expense..................   $43,400      $ --     $10,000
Restructuring charges..................     2,515        --     211,164
Acquisition expenses...................     5,000     40,000        --
--------------------------------------- ---------- ---------- ----------
                                          $50,915    $40,000   $221,164
--------------------------------------- ---------- ---------- ----------

Acquired In-Process Research and Development Expense  During fiscal 1999, Applied recorded $35 million of acquired in-process research and development expense in connection with its acquisition of Obsidian, Inc. (Obsidian). Also during fiscal 1999, Applied recorded $8 million of acquired in-process research and development expense in connection with its acquisition of AKT, Inc. (AKT). During fiscal 2001, Applied recorded $10 million of acquired in-process research and development expense in connection with its acquisition of Oramir Semiconductor Equipment Ltd. (Oramir). For further details regarding these acquisitions, see Note 13.

Restructuring Charges  During fiscal 1999 and prior to its acquisition by Applied, Etec Systems, Inc. (Etec) recorded pre-tax restructuring charges of $3 million, consisting of $2 million for headcount reductions and $1 million for consolidation of facilities. The restructuring actions eliminated approximately 90 positions, primarily located in California and Oregon, and consolidated Etec's facilities in Europe and Oregon.

During fiscal 2001, Applied recorded pre-tax restructuring charges of $211 million, consisting of $105 million for headcount reductions, $45 million for consolidation of facilities and $61 million for asset write-offs, primarily for fixed assets. These restructuring actions occurred in Applied's second, third and fourth fiscal quarters, and were taken to better align Applied's cost structure with prevailing market conditions. During the second fiscal quarter of 2001, Applied completed a voluntary separation plan that resulted in a headcount reduction of approximately 1,000 employees, or three percent of its global workforce, for a cost of $47 million. During the third fiscal quarter of 2001, Applied recorded a pre-tax restructuring charge of $4 million associated with severance and benefit costs. During the fourth fiscal quarter of 2001, Applied eliminated approximately 2,000 additional positions, or 10 percent of its global workforce, for a cost of $54 million. The majority of the affected employees were based in Santa Clara, California and Austin, Texas, and represented multiple company activities and functions.

Total cash outlays for fiscal 2001 restructuring activities will be $137 million. The remaining $74 million of restructuring costs consisted of non-cash charges of $62 million for asset write-offs and $12 million of compensation expense for accelerated vesting of certain stock options. The majority of the remaining cash outlays of $81 million is expected to occur in fiscal 2002. At October 28, 2001, the remaining restructuring reserve related to the restructuring plan implemented in the fourth fiscal quarter of 2001.

Restructuring activity for fiscal 2001 was as follows:

                                     Severance
                                    and Benefits   Facilities    Other     Total
----------------------------------- ------------  ----------- ---------- ----------
(In thousands)

Provision for fiscal 2001.......       $104,943      $45,223    $60,998   $211,164
Cash paid.......................        (50,343)      (4,807)    (1,200)   (56,350)
Non-cash charges................        (11,900)      (2,516)   (46,998)   (61,414)
----------------------------------- ------------  ----------- ---------- ----------
Balance, October 28, 2001.......        $42,700      $37,900    $12,800    $93,400
----------------------------------- ------------  ----------- ---------- ----------

Acquisition Expenses  During fiscal 1999, Applied recorded $5 million of pre-tax, operating expenses for costs incurred in connection with its acquisition of Consilium, Inc. (Consilium). During fiscal 2000, Applied recorded $40 million of pre-tax, operating expenses in connection with its acquisition of Etec.

NOTE 7   NON-RECURRING INCOME, NET

During the first fiscal quarter of 1999, subsequent to the original maturity date of a note receivable from ASM International N.V. (ASMI) and in accordance with a restructured litigation settlement agreement, Applied received a $20 million payment from ASMI and recorded the amount as non-recurring income. During the fourth fiscal quarter of 1999, Applied received another payment from ASMI of $10 million and also recorded the amount as non-recurring income.

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

NOTE 8   STOCKHOLDERS' EQUITY

Comprehensive Income  See the Consolidated Statements of Stockholders' Equity for the components of comprehensive income. Accumulated other comprehensive income/(loss) presented in the accompanying Consolidated Balance Sheets consists of unrealized gains on investments of $58 million and unrealized gains on derivative instruments of $5 million, offset by $39 million of cumulative translation adjustments.

Stock Repurchase Program  Since March 1996, Applied has systematically repurchased shares of its common stock in the open market to partially fund its stock-based employee benefit and incentive plans. In fiscal 1999, there were 2,190,000 shares repurchased at an average price of $28.27 per share. In fiscal 2000, there were 3,195,000 shares repurchased at an average price of $55.44 per share. In fiscal 2001, there were 9,485,000 shares repurchased at an average price of $39.16 per share.

NOTE 9   EMPLOYEE BENEFIT PLANS

Stock Options  Applied grants options to employees and non-employee directors to purchase shares of its common stock, at future dates, at the fair market value on the date of grant. Options generally vest over one to four years, and generally expire no later than seven years from the date of grant. There were 3,516,000 shares available for grant at October 31, 1999, 36,965,000 at October 29, 2000 and 41,973,000 at October 28, 2001. Stock option activity was as follows:

                                              1999                2000                2001
                                     ------------------- ------------------- -------------------
                                               Weighted            Weighted            Weighted
                                                Average             Average             Average
                                               Exercise            Exercise            Exercise
                                      Shares     Price    Shares     Price    Shares     Price
------------------------------------ --------- --------- --------- --------- --------- ---------
(In thousands, except per share amounts)

Outstanding, beginning of year......  108,750    $11.49   109,374    $17.58   121,997    $27.96
Granted and assumed.................   28,460    $33.18    36,608    $49.33    46,516    $36.19
Exercised...........................  (21,740)    $7.58   (20,849)   $10.80   (10,640)   $12.42
Canceled............................   (6,096)   $14.12    (3,136)   $24.21    (7,236)   $38.45
------------------------------------ --------- --------- --------- --------- --------- ---------
Outstanding, end of year............  109,374    $17.58   121,997    $27.96   150,637    $31.13
------------------------------------ --------- --------- --------- --------- --------- ---------
Exercisable, end of year............   24,774    $10.26    36,177    $12.35    46,234    $16.57
------------------------------------ --------- --------- --------- --------- --------- ---------

The following table summarizes information with respect to options outstanding and exercisable at October 28, 2001:

                            Options Outstanding              Options Exercisable
                  --------------------------------------  -------------------------
                                              Weighted
                                               Average
                                  Weighted    Remaining                   Weighted
                      Number       Average   Contractual      Number      Average
     Range of       of Shares     Exercise      Life        of Shares     Exercise
 exercise prices  (In thousands)    Price    (In years)   (In thousands)   Price
----------------- -------------- ----------- -----------  -------------- ----------

 $0.01 -   $9.99         10,592       $7.00         2.0          10,589      $7.00
$10.00 -  $19.99         39,944      $14.65         3.4          30,097     $14.66
$20.00 -  $39.99         58,925      $34.90         6.0           2,860     $27.79
$40.00 -  $49.99         32,928      $42.40         6.1             881     $45.70
$50.00 - $121.66          8,248      $70.03         5.6           1,807     $72.57
----------------- -------------- ----------- -----------  -------------- ----------
                        150,637      $31.13         5.1          46,234     $16.57
----------------- -------------- ----------- -----------  -------------- ----------

Employee Stock Purchase Plan   Applied sponsors two employee stock purchase plans (ESPP) for the benefit of U.S. and international employees. The U.S. plan is qualified under Section 423 of the Internal Revenue Code. Under the ESPP, substantially all employees may purchase Applied's common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ESPP are limited to 10 percent of an employee's eligible compensation, up to a maximum of $12,750, in any plan year. Shares issued under the ESPP were 2,992,000 for fiscal 1999, 1,584,000 for fiscal 2000 and 2,153,000 for fiscal 2001. At October 28, 2001, there were 17,631,000 shares reserved for future issuance under the ESPP.

Stock-Based Compensation   Applied has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation expense has been recognized for Applied's stock option and purchase plan activity. If compensation expense had been determined based on the grant date fair value for awards in fiscal 1999, 2000 and 2001 in accordance with the provisions of SFAS 123, Applied's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Fiscal year ended                              1999        2000        2001
------------------------------------------- ----------- ----------- -----------
(In thousands, except per share amounts)

Net income as reported.....................   $747,675  $2,063,552    $507,829
Pro forma net income.......................   $625,449  $1,900,735    $290,825
Earnings per share as reported:
    Basic..................................      $0.96       $2.56       $0.62
    Diluted................................      $0.91       $2.40       $0.60
Pro forma earnings per share:
    Basic..................................      $0.80       $2.36       $0.36
    Diluted................................      $0.76       $2.21       $0.34
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

In calculating pro forma compensation, the fair value of each stock option grant and stock purchase right is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

                                 Stock Options                   ESPP
                          --------------------------  --------------------------
                            1999     2000     2001      1999     2000     2001
------------------------- -------- -------- --------  -------- -------- --------

Dividend yield............  None     None     None      None     None     None
Expected volatility.......     59%      63%      67%       59%      63%      67%
Risk-free interest rate...   5.48%    6.00%    3.94%     4.75%    5.40%    5.52%
Expected life (in years)..    4.0      3.9      3.4       0.5      0.5      0.5
------------------------- -------- -------- --------  -------- -------- --------

Based on the Black-Scholes option-pricing model, the weighted average estimated fair value of employee stock option grants was $16.80 for fiscal 1999, $26.10 for fiscal 2000 and $17.96 for fiscal 2001. The weighted average estimated fair value of purchase rights granted under the ESPP was $5.27 for fiscal 1999, $11.22 for fiscal 2000 and $12.52 for fiscal 2001.

Employee Bonus Plans  Applied has various employee bonus plans. A profit sharing plan provides for the distribution of a percentage of pre-tax profits to substantially all Applied employees not eligible for other performance-based incentive plans, up to a maximum percentage of compensation. Other plans award annual bonuses to Applied's executives and key contributors based on the achievement of profitability and other specific performance criteria. Applied also has agreements with key technical employees that provide for additional compensation related to the success of new product development and achievement of specified profitability criteria. Charges to expense under these plans were $209 million for fiscal 1999, $286 million for fiscal 2000 and $56 million for fiscal 2001.

Employee Savings and Retirement Plan  The Employee Savings and Retirement Plan is qualified under Sections 401(a) and (k) of the Internal Revenue Code. Applied contributes a percentage of each participating employee's salary deferral contributions. Company matching contributions are invested in Applied's common stock and become 20 percent vested at the end of an employee's third year of service, and vest 20 percent per year of service thereafter until becoming fully vested at the end of seven years of service. Applied's matching contributions under this plan were $16 million for fiscal 1999, $21 million for fiscal 2000 and $31 million for fiscal 2001.

Defined Benefit Plans of Foreign Subsidiaries  Several of Applied's foreign subsidiaries have defined benefit pension plans covering substantially all of their eligible employees. Benefits under these plans are based on years of service and final average compensation levels. Funding is limited by the local statutory requirements of the countries in which the subsidiaries are located. Expenses under these plans, consisting principally of service cost, were $9 million for fiscal 1999, $10 million for fiscal 2000 and $12 million for fiscal 2001. At October 28, 2001, the aggregate accumulated benefit obligation was $58 million, the projected benefit obligation was $82 million, and the fair value of plan assets was $26 million.

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

NOTE 10    INCOME TAXES

The components of income from continuing operations before income taxes, equity in net income of joint venture and cumulative effect of change in accounting principle were as follows:

Fiscal year ended                                   1999        2000        2001
----------------------------------------------- ----------- ----------- -----------
(In thousands)

U.S............................................   $958,285  $2,557,471    $775,029
Foreign........................................     65,059     390,373     328,773
----------------------------------------------- ----------- ----------- -----------
Income from continuing operations before
  income taxes, equity in net income of
  joint venture and cumulative effect
  of change in accounting principle............ $1,023,344  $2,947,844  $1,103,802
----------------------------------------------- ----------- ----------- -----------

The components of the provision for income taxes were as follows:

Fiscal year ended                                   1999        2000        2001
----------------------------------------------- ----------- ----------- -----------
(In thousands)

Current:
    U.S........................................   $241,509    $895,539    $136,412
    Foreign....................................     65,811     122,304      91,708
    State......................................     12,540      74,321      12,224
----------------------------------------------- ----------- ----------- -----------
                                                   319,860   1,092,164     240,344
----------------------------------------------- ----------- ----------- -----------
Deferred:
    U.S........................................     12,493    (187,557)     89,051
    Foreign....................................     (3,065)     (7,845)       (203)
    State......................................      1,170     (12,470)       (618)
----------------------------------------------- ----------- ----------- -----------
                                                    10,598    (207,872)     88,230
----------------------------------------------- ----------- ----------- -----------
                                                  $330,458    $884,292    $328,574
----------------------------------------------- ----------- ----------- -----------

A reconciliation between the statutory U.S. federal income tax rate of 35 percent and Applied's actual effective income tax rate is as follows:

Fiscal year ended                                   1999        2000        2001
----------------------------------------------- ----------- ----------- -----------

Tax provision at U.S. statutory rate...........       35.0%       35.0%       35.0%
Non-tax deductible acquired in-process
  research and development expense.............        1.5         --          0.3
Effect of foreign operations taxed at
  various rates................................        0.9        (0.6)       (1.6)
State income taxes, net of federal benefit.....        0.9         1.4         0.7
Research tax credits...........................       (1.5)       (1.5)       (2.3)
Foreign Sales Corporation benefit..............       (3.9)       (4.2)       (2.9)
Other..........................................       (0.6)       (0.1)        0.6
----------------------------------------------- ----------- ----------- -----------
                                                      32.3%       30.0%       29.8%
----------------------------------------------- ----------- ----------- -----------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of net deferred income tax assets were as follows:

                                                    2000        2001
----------------------------------------------- ----------- -----------
(In thousands)

Current deferred income tax assets, net:
    Inventory reserves and basis difference....   $112,779    $173,687
    Warranty and installation reserves.........    111,706      85,160
    Accrued liabilities........................    272,819     219,912
    Restructuring accrual......................        --       53,501
    Other......................................     51,804      19,525
----------------------------------------------- ----------- -----------
                                                   549,108     551,785
----------------------------------------------- ----------- -----------
Non-current deferred income tax assets, net:
    Depreciation...............................        --        9,237
    Purchased technology.......................        --      (20,850)
    Other......................................        --       25,153
----------------------------------------------- ----------- -----------
                                                       --       13,540
----------------------------------------------- ----------- -----------
Deferred income tax liabilities, net:
    Depreciation...............................     12,208         --
    Purchased technology.......................    (34,202)        --
    Other......................................     17,681         --
----------------------------------------------- ----------- -----------
                                                    (4,313)        --
----------------------------------------------- ----------- -----------
                                                  $544,795    $565,325
----------------------------------------------- ----------- -----------

U.S. income taxes have not been provided for approximately $200 million of cumulative undistributed earnings of several non-U.S. subsidiaries. Applied intends to reinvest these earnings indefinitely in operations outside of the U.S.

NOTE 11    INDUSTRY SEGMENT AND FOREIGN OPERATIONS

Applied operates in one segment for the manufacture, marketing and servicing of semiconductor wafer fabrication equipment. In accordance with SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," Applied's chief operating decision maker has been identified as the Office of the President, which reviews operating results to make decisions about allocating resources and assessing performance for the entire company. All material operating units qualify for aggregation under SFAS 131 due to their identical customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since Applied operates in one segment, all financial segment information required by SFAS 131 can be found in the consolidated financial statements.

During fiscal 2000, no individual customer accounted for more than 10 percent of Applied's net sales. During fiscal 1999 and 2001, one customer accounted for more than 10 percent of net sales.

For geographical reporting, revenues are attributed to the geographic location in which the customer is located. Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Net sales and long-lived assets by geographic region were as follows:

                              Net     Long-lived
                             Sales      Assets
------------------------- ----------- -----------
(In thousands)

1999:
    North America*....    $1,755,584  $1,018,476
    Taiwan............     1,016,304      34,692
    Japan.............       875,329     144,098
    Europe............       801,803     104,198
    Korea.............       345,178      27,781
    Asia-Pacific......       302,104       6,863
------------------------- ----------- -----------
                          $5,096,302  $1,336,108
------------------------- ----------- -----------
2000:
    North America*....    $2,597,934  $1,091,922
    Taiwan............     2,317,484      56,784
    Japan.............     1,508,556     139,380
    Europe............     1,430,318     102,593
    Korea.............       868,489      24,745
    Asia-Pacific......       841,631       6,495
------------------------- ----------- -----------
                          $9,564,412  $1,421,919
------------------------- ----------- -----------
2001:
    North America*....    $2,130,739  $1,450,344
    Taiwan............     1,109,370      53,347
    Japan.............     1,875,992     124,653
    Europe............     1,084,945     126,219
    Korea.............       448,864      23,116
    Asia-Pacific......       693,338      19,193
------------------------- ----------- -----------
                          $7,343,248  $1,796,872
------------------------- ----------- -----------

*   Primarily the United States.

NOTE 12    COMMITMENTS AND CONTINGENCIES

Applied leases some of its facilities and equipment under non-cancelable operating leases and has options to renew most leases, with rentals to be negotiated. Applied also leases some office and general operating facilities in California and Oregon under agreements that provide for regular payments based on LIBOR or the relevant commercial paper rate. In accordance with these agreements, Applied must maintain compliance with covenants similar to those contained in its credit facilities. At the end of these leases, Applied is required to acquire the properties at their original cost or arrange for these properties to be acquired by a third party. If the fair market value of the leased properties declines below original cost, Applied will be contingently liable under first-loss clauses for up to approximately $99 million. At October 28, 2001, Applied believed that the fair market value of the leased properties exceeded original cost. Management believes that these contingent liabilities will not have a material adverse affect on Applied's financial condition or results of operations in the future.

Total rent expense was $73 million for fiscal 1999, $105 million for fiscal 2000 and $153 million for fiscal 2001. Future minimum lease payments at October 28, 2001 were: $147 million for fiscal 2002; $124 million for fiscal 2003; $101 million for fiscal 2004; $55 million for fiscal 2005; $46 million for fiscal 2006; and $163 million thereafter.

Applied has several agreements that allow it to sell accounts receivable from selected customers at a discount to various financial institutions. Receivable sales have the effect of increasing cash and reducing accounts receivable and days sales outstanding. Discounting fees were recorded in interest expense and were not material for fiscal 1999, 2000 or 2001. Accounts receivable sales under these agreements were $953 million for fiscal 1999, $1.5 billion for fiscal 2000 and $1.2 billion for fiscal 2001. At October 28, 2001, $252 million of sold receivables remained outstanding under these agreements. A portion of these sold receivables is subject to certain recourse provisions. Applied has not experienced any losses under these recourse provisions, and receivables sold under these provisions have terms and credit risk characteristics similar to Applied's overall receivables portfolio.

Legal Matters

After Varian Associates, Inc. (Varian) failed to respond to requests by Applied to discuss patent issues, Applied filed a lawsuit on June 13, 1997 against Varian, alleging infringement of several of Applied's patents concerning physical vapor deposition (PVD) technology. On July 7, 1997, Applied amended that action against Varian to allege infringement of those same Applied PVD patents against Novellus Systems, Inc. (Novellus) and to add Novellus as a defendant as a result of Novellus' acquisition of Varian's thin film systems PVD business. On June 23, 1997, Novellus filed a separate lawsuit against Applied, alleging infringement by Applied of several PVD technology patents that were formerly owned by Varian. Novellus seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys' fees. Fact discovery has closed in these actions. Applied has settled its action with respect to Varian, but the litigation with Novellus is ongoing. The court has canceled an August 2001 trial date and no new trial date has been set. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

On April 17, 2000, Applied filed a lawsuit against Plasma Physics Corp. (PPC) and Solar Physics Corp. (SPC). The lawsuit seeks a judicial declaration that Applied's chemical vapor deposition equipment does not infringe two patents owned by PPC and exclusively licensed to SPC and/or that those patents are invalid or unenforceable. On July 31, 2000, PPC and SPC answered the complaint and filed a conditional counterclaim alleging that Applied had contributed to or induced others to infringe the two patents. PPC and SPC seek an injunction prohibiting infringement by Applied and an award of costs, expenses and attorneys' fees. The counterclaim is conditional because PPC and SPC have stated that they will not sue Applied for infringement of the two patents if the Court dismisses the lawsuit initiated by Applied for lack of subject matter jurisdiction. The Court subsequently denied without prejudice PPC's and SPC's motion to dismiss the lawsuit for lack of subject matter jurisdiction, but stated that PPC and SPC could renew the motion to dismiss if appropriate after further discovery. On September 13, 2001, Applied filed an amended complaint adding two new causes of action to the existing declaratory judgment claims. The new claims allege that PPC and SPC have violated the Lanham Act and engaged in unfair competition by willfully making false or misleading statements about Applied's equipment. Discovery has commenced. The Court has ordered the parties to be ready for trial by October 1, 2002 but has not yet set a trial date. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

In September 2000, Applied received notice from the Department of Justice, Antitrust Division that it had begun an investigation into Applied's licensing of technology. Although neither the extent nor the outcome of this investigation can be determined at this time, Applied does not believe that the outcome will have a material adverse effect on its financial condition or results of operations.

On January 8, 2001, Axcelis Technologies, Inc. (Axcelis), formerly a subsidiary of Eaton Corporation, filed a lawsuit against Applied, alleging that Applied infringes a patent concerning ion implantation owned by Axcelis. The complaint also alleges various Massachusetts state and common law tortious interference and unfair competition claims. Axcelis seeks a preliminary and permanent injunction, damages, costs and attorneys' fees. On April 12, 2001, Applied answered the complaint by denying all allegations and counterclaimed for declaratory judgment of invalidity and non-infringement and violations of various unfair competition and deceptive practices laws. Applied seeks damages, a permanent injunction, costs and attorneys' fees. Fact and expert discovery has closed. Summary judgment motions have been filed and are pending before the Court. No trial date has been set. Applied believes it has meritorious defenses and counterclaims to the action and intends to pursue them vigorously.

On March 2, 2001, Linear Technology Corp. (LTC) filed a third party complaint against Applied, alleging that Applied is obligated to indemnify and defend LTC in the underlying patent infringement lawsuit brought by Texas Instruments, Inc. (TI) against LTC. The complaint also alleges claims for breach of contract, breach of warranty and various unfair business practices. In the complaint, LTC alleges that Applied failed to disclose to LTC, before LTC purchased certain equipment from Applied, that TI previously had won a jury verdict against Hyundai Electronics Industries Co., Ltd. (Hyundai) for patent infringement based on Hyundai's use of certain semiconductor equipment including some Applied tools. LTC's lawsuit against Applied seeks indemnification and damages from Applied and an order requiring Applied to defend LTC in the underlying lawsuit with TI. Applied has brought a motion to dismiss all claims. The motion is pending before the Court. Discovery is proceeding. No trial date has been set. Applied believes it has meritorious defenses to the action and intends to pursue them vigorously.

On June 11, 2001, Semitool, Inc. (Semitool) filed a lawsuit against Applied, alleging that Applied infringes a patent concerning seed repair for electroplating owned by Semitool. Semitool seeks a preliminary and permanent injunction, damages, costs and attorneys' fees. On July 13, 2001, Applied filed a declaratory judgment action against Semitool seeking a declaration that Applied has not infringed the Semitool patent and that Semitool's patent is invalid and unenforceable. Applied also seeks costs and attorneys' fees. Discovery is ongoing. No trial date has been set. Applied believes it has meritorious claims and defenses to the action and intends to pursue them vigorously.

On July 31, 2001, an individual, David Scharf, filed a lawsuit against Applied alleging that Applied infringes, has induced others to infringe and has contributed to others' infringement of a patent concerning color synthesizing scanning electron microscope technology. Mr. Scharf seeks a preliminary and permanent injunction, damages and costs. Applied has answered the complaint and has counterclaimed for a declaratory judgment of non-infringement and invalidity of the patent. Discovery is proceeding. No trial date has been set. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

Applied is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, Applied does not believe that any of these other existing legal matters will have a material adverse effect on its financial condition or results of operations.

NOTE 13    BUSINESS COMBINATIONS

On December 11, 1998, Applied acquired Consilium, a supplier of integrated semiconductor and electronics manufacturing execution systems and services, in a stock-for-stock merger accounted for as a pooling-of-interests. Due to the immateriality of Consilium's historical financial position and results of operations in relation to those of Applied, Applied's prior period financial statements have not been restated. Applied issued approximately three million shares of its common stock to complete this transaction and recorded $5 million of transaction costs as a one-time operating expense.

On October 5, 1999, Applied acquired Obsidian, a developer of fixed-abrasive chemical mechanical polishing solutions for the semiconductor industry, in a stock-for-stock merger accounted for as a purchase business combination. Applied issued shares of its common stock having a market value of $150 million to complete this transaction, and recorded acquired in-process research and development expense of $35 million as a one-time operating expense. The amount of acquired in-process research and development expense was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future uses existed. The value of the projects identified to be in process was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value at a rate commensurate with the level of risk and maturity of the projects, and then applying a percentage of completion to the calculated value. In connection with this acquisition, Applied recorded purchased technology of $36 million and goodwill of $117 million to be amortized over seven years.

On October 29, 1999, Applied acquired the remaining 50 percent of AKT, a company that develops, manufactures and markets systems used to produce flat panel displays (FPDs), in a purchase business combination for $87 million in cash. In connection with this acquisition, Applied recorded acquired in-process research and development expense of $8 million, purchased technology of $75 million and goodwill of $35 million. The amount of acquired in-process research and development expense was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future uses existed. The value of the projects identified to be in process was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value at a rate commensurate with the level of risk and maturity of the projects, and then applying a percentage of completion to the calculated value. Purchased technology will be amortized over five years and goodwill over 10 years. Previously, Applied and Komatsu Ltd. (Komatsu) each owned 50 percent of AKT as a joint venture. Applied accounted for its interest in the joint venture using the equity method. During the fourth fiscal quarter of 1998, Applied decided to discontinue the operations of AKT over a 12-month period. As a result of this decision, Applied recorded a provision for discontinued operations, including $21 million for net expenses and other obligations expected to be incurred during, or at completion of, the 12-month wind-down period. In late fiscal 1999, due to an overall improvement in the FPD industry, AKT's financial condition and business outlook improved. As a result, Applied reassessed its decision to discontinue AKT's operations, and agreed to acquire Komatsu's 50 percent interest. Because of the decision to continue AKT's operations, Applied reclassified AKT's prior period operating results from discontinued operations to continuing operations, and reversed into income in fiscal 1999 the $21 million provision for discontinued operations recorded in fiscal 1998, which was no longer required. The reclassifications did not change Applied's previously reported net income or earnings per share amounts, and were recorded in accordance with Emerging Issues Task Force Issue No. 90-16, "Accounting for Discontinued Operations Subsequently Retained."

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

On June 27, 2001, Applied acquired Oramir, a supplier of advanced laser cleaning technologies for semiconductor wafers, in a purchase business combination for $21 million in cash. In connection with this acquisition, Applied recorded acquired in-process research and development expense of $10 million and goodwill of $12 million. The amount of acquired in-process research and development expense was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future uses existed. The value of the projects identified to be in process was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value at a rate commensurate with the level of risk and maturity of the projects, and then applying a percentage of completion to the calculated value. Management has assigned a useful life of seven years to the goodwill.

For all of the purchase business combinations discussed above, the results of operations prior to the acquisition dates were not material in relation to those of Applied for any of the periods presented herein.

NOTE 14   SUBSEQUENT EVENTS

Business Combinations
During the first fiscal quarter of 2002, Applied acquired the assets of Schlumberger's electron-beam wafer inspection business. In addition, Applied acquired Global Knowledge Services, Inc., a provider of advanced data mining services to improve semiconductor manufacturing yield and efficiency. These transactions will be accounted for as purchase business combinations. These acquisitions have not had, and are not expected to have, a material effect on Applied's financial condition or results of operations.

Restructuring
On December 12, 2001, Applied announced a further headcount reduction of approximately 1,700 positions, or 10 percent of its global workforce, in response to the continuing downturn in the semiconductor industry. The majority of the affected employees were based in Santa Clara, California and Austin, Texas, and represented multiple company activities and functions. Applied will record a restructuring charge for the first fiscal quarter of 2002.

NOTE 15   UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                               Quarter
                                        -----------------------------------------------   Fiscal
                                           First      Second       Third      Fourth       Year
--------------------------------------- ----------- ----------- ----------- ----------- -----------
(In thousands, except per share amounts)

2000 (1):

  Net sales............................ $1,722,190  $2,190,031  $2,732,028  $2,920,163  $9,564,412
  Gross margin.........................   $857,321  $1,097,598  $1,391,902  $1,508,907  $4,855,728

  Income from continuing
    operations (2).....................   $327,103    $468,871    $603,781    $663,797  $2,063,552
  Net income...........................   $327,103    $468,871    $603,781    $663,797  $2,063,552

  Earnings per diluted share...........      $0.39       $0.54       $0.70       $0.77       $2.40
--------------------------------------- ----------- ----------- ----------- ----------- -----------

2001:

  Net sales:
    As reported........................ $2,731,132  $1,909,435  $1,333,871  $1,264,673  $7,239,111
    Effect of change in
      accounting principle.............   (367,878)    229,982     242,033          --     104,137
--------------------------------------- ----------- ----------- ----------- ----------- -----------
    As restated or as reported in Q4... $2,363,254  $2,139,417  $1,575,904  $1,264,673  $7,343,248

  Gross margin:
    As reported........................ $1,332,651    $854,972    $533,032    $468,706  $3,189,361
    Effect of change in
      accounting principle.............   (189,905)    129,996     122,581          --      62,672
--------------------------------------- ----------- ----------- ----------- ----------- -----------
    As restated or as reported in Q4... $1,142,746    $984,968    $655,613    $468,706  $3,252,033

  Income/(loss) from continuing
    operations before cumulative
    effect of change in accounting
    principle (2):
    As reported........................   $558,107    $226,730     $28,525    ($82,318)   $731,044
    Effect of change in
      accounting principle.............   (133,883)     91,647      86,420          --      44,184
--------------------------------------- ----------- ----------- ----------- ----------- -----------
    As restated or as reported in Q4...   $424,224    $318,377    $114,945    ($82,318)   $775,228

  Net income/(loss) (3):
    As reported........................   $558,107    $226,730     $28,525    ($82,318)   $731,044
    Effect of change in
      accounting principle.............   (133,883)     91,647      86,420          --      44,184
    Cumulative effect of change in
      accounting principle.............   (267,399)         --          --          --    (267,399)
--------------------------------------- ----------- ----------- ----------- ----------- -----------
    As restated or as reported in Q4...   $156,825    $318,377    $114,945    ($82,318)   $507,829

  Earnings/(loss) per diluted share:
    As reported........................      $0.66       $0.27       $0.03      ($0.10)      $0.86
    Effect of change in
      accounting principle.............      (0.16)       0.11        0.10          --        0.05
    Cumulative effect of change in
      accounting principle.............      (0.31)         --          --          --       (0.31)
--------------------------------------- ----------- ----------- ----------- ----------- -----------
    As restated or as reported in Q4...      $0.19       $0.38       $0.13      ($0.10)      $0.60
--------------------------------------- ----------- ----------- ----------- ----------- -----------

(1) Fiscal 2000 amounts have not been restated in accordance with SAB 101, which was implemented in fiscal 2001. Data was not available to provide pro forma information as if the change in accounting principle was applied retroactively.

(2) Income from continuing operations included one-time items, on an after-tax basis, of $9,911 of income for the second fiscal quarter of 2000. Income/(loss) from continuing operations before cumulative effect of change in accounting principle included one-time expenses, on an after-tax basis, of $41,182 for the second fiscal quarter of 2001, $12,926 for the third fiscal quarter of 2001 and $104,763 for the fourth fiscal quarter of 2001.

(3) In addition to the net one-time items included in income/(loss) from continuing operations before cumulative effect of change in accounting principle, net income also included an after-tax expense of $267,399 from a cumulative effect of change in accounting principle for the first fiscal quarter of 2001.

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

The Audit Committee of the Board of Directors, composed solely of Directors who are not employees or officers of Applied, meets periodically with the independent accountants, internal auditors and management to discuss internal business controls, auditing and financial reporting matters. The Committee reviews with the independent accountants the scope and results of the audit effort. The Committee also meets with the independent accountants without management present to ensure that the independent accountants have free access to the Committee.

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

November 14, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Applied Materials, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) on page 25 present fairly, in all material respects, the financial position of Applied Materials, Inc. and its subsidiaries at October 29, 2000 and October 28, 2001, and the results of their operations and their cash flows for each of the three years in the period ended October 28, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 25 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of revenue recognition in accordance with guidance in Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," effective as of the beginning of the fiscal year ended October 28, 2001.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Jose, California
November 14, 2001, except as to Note 14, which is as of December 12, 2001.

INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit No.      Description

2.1

Agreement and Plan of Merger and Reorganization between Applied Materials, Inc. and Consilium, Inc., previously filed with Applied's Form S-4A dated November 6, 1998, and incorporated herein by reference.

2.2

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

3(ii)(a)	Amendment to the Bylaws of Applied Materials, Inc. dated as of November 28, 2001.
3(ii)(b)	Bylaws of Applied Materials, Inc., as amended and restated through November 28, 2001.
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
10.2*

Applied Materials, Inc. Supplemental Income Plan, as amended, including Participation Agreements with James C. Morgan, Walter Benzing, and Robert Graham, previously filed with Applied's Form 10-K for fiscal year 1981, and incorporated herein by reference.

10.3*	Amendment to Supplemental Income Plan, dated July 20, 1984, previously filed with Applied's Form 10-K for fiscal year 1984, and incorporated herein by reference.
10.4*

The Applied Materials, Inc. Employee Financial Assistance Plan, previously filed with Applied's definitive Proxy Statement in connection with the Annual Meeting of Shareholders held on March 5, 1981, and incorporated herein by reference.

10.5*	The 1985 Stock Option Plan for Non-Employee Directors, previously filed with Applied's Form 10-K for fiscal year 1985, and incorporated herein by reference.
10.6*	Amendment No. 1 to the 1985 Stock Option Plan for Non-Employee Directors dated June 14, 1989, previously filed with Applied's Form 10-K for fiscal year 1989, and incorporated herein by reference.
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

10.31*

Applied Materials, Inc. 1995 Equity Incentive Plan, as amended on March 17, 1998, previously filed with Applied's Preliminary Proxy Statement dated January 27, 1998, and incorporated herein by reference

10.32

Letters of Guarantee dated October 28, 1998 between Applied Materials, Inc. and Bank of Tokyo-Mitsubishi, Ltd., Sanwa Bank, Ltd., Sakura Bank, Ltd. and Sumitomo Bank, Ltd. on behalf of Applied Komatsu Technology, Inc, previously filed with Applied's Form 10-K for fiscal year 1998, and incorporated herein by reference.

10.33

Promissory Note dated December 15, 1998 between Applied Materials, Inc. and Applied Komatsu Technology America, Inc., previously filed with Applied's Form 10-K for fiscal year 1998, and incorporated herein by reference.

10.34

Receivables Purchase Agreement dated October 22, 1998 between Applied Materials, Inc. and Deutsche Financial Services Corporation, previously filed with Applied's Form 10-K for fiscal year 1998, and incorporated herein by reference.

10.35*

Amendment No. 1 to the Applied Materials, Inc. Senior Executive Bonus Plan dated September 2, 1998, previously filed with Applied's Form 10-K for fiscal year 1998, and incorporated herein by reference.

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

10.44

Form of Indemnification Agreement between Applied Materials, Inc. and Non-Employee Directors, dated June 11, 1999, previously filed with Applied's Form 10-K for fiscal year 1999, and incorporated herein by reference.

10.45

Form of Indemnification Agreement between Applied Materials, Inc. and James C. Morgan and Dan Maydan, dated June 11, 1999, previously filed with Applied's Form 10-K for fiscal year 1999, and incorporated herein by reference.

10.46

Form of Indemnification Agreement between Applied Materials, Inc. and Joseph R. Bronson, Sasson Somekh and David N.K. Wang, dated November 2, 1999, previously filed with Applied's Form 10-K for fiscal year 1999, and incorporated herein by reference.

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

10.50

Form of Nonqualified Stock Option Grant Agreement for use under the 1995 Equity Incentive Plan, previously filed with Applied's Form 10-Q for the quarter ended April 29, 2001, and incorporated herein by reference.

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

Dated: January 23, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                            Title                      Date
-------------------------  -----------------------------------  ---------------

/s/ JAMES C. MORGAN        Chairman and                         January 23, 2002
-------------------------  Chief Executive Officer
James C. Morgan

/s/ JOSEPH R. BRONSON      Executive Vice President,            January 23, 2002
-------------------------  Office of the President and
Joseph R. Bronson          Chief Financial Officer
                           (Principal Financial Officer)

/s/ NANCY H. HANDEL        Group Vice President,                January 23, 2002
-------------------------  Deputy Chief Financial Officer
Nancy H. Handel            and Corporate Controller
                           (Principal Accounting Officer)

Directors:
            *
-------------------------  President and Director               January 23, 2002
Dan Maydan
            *
-------------------------  Director                             January 23, 2002
Michael H. Armacost
            *
-------------------------  Director                             January 23, 2002
Deborah A. Coleman
            *
-------------------------  Director                             January 23, 2002
Herbert M. Dwight, Jr.
            *
-------------------------  Director                             January 23, 2002
Philip V. Gerdine
            *
-------------------------  Director                             January 23, 2002
Paul R. Low

-------------------------  Director                             January 23, 2002
Steven L. Miller
            *
-------------------------  Director                             January 23, 2002
Minoru Morio

-------------------------  Director                             January 23, 2002
Gerhard H. Parker
            *
-------------------------  Director                             January 23, 2002
Stan Shih
Representing a majority of the members of the Board of Directors.

* By      /s/ JAMES C. MORGAN
 James C. Morgan, Attorney-in-Fact **

**By authority of the power of attorney filed herewith.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS
(Dollars in thousands)

                             Balance at  Additions-               Balance at
                              Beginning  Charged to                 End of
        Fiscal Year            of Year     Income     Deductions     Year
---------------------------- ----------- ----------- ----------- -----------

     1999.................       $1,856      $3,294       ($997)     $4,153

     2000.................       $4,153     ($2,019)      ($309)     $1,825

     2001.................       $1,825      $1,956     ($1,081)     $2,700