Form 10-Q
period 2002-01-27
APPLIED MATERIALS INC /DE
filed 2002-03-07
CIK 6951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2002

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

Number of shares outstanding of the issuer's common stock as of January 27, 2002: 819,900,761

APPLIED MATERIALS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Statements of Operations for the three months ended January 28, 2001 and January 27, 2002

Consolidated Condensed Balance Sheets as of October 28, 2001 and January 27, 2002

Consolidated Condensed Statements of Cash Flows for the three months ended January 28, 2001 and January 27, 2002

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

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                             Three Months Ended
                                          ------------------------
(In thousands, except per                  January 28,  January 27,
 share amounts)                               2001         2002
----------------------------------------  -----------  -----------
Net sales.............................    $2,363,254   $1,000,460
Cost of products sold.................     1,220,508      615,008
                                          -----------  -----------
Gross margin..........................     1,142,746      385,452

Operating expenses:
   Research, development and
     engineering......................       336,312      246,799
   Marketing and selling..............       143,457       83,804
   General and administrative.........       102,349       70,043
   Non-recurring items................            --       85,479
                                          -----------  -----------
Income/(loss) from operations.........       560,628     (100,673)

Interest expense......................        12,375       11,991
Interest income.......................        59,138       48,132
                                          -----------  -----------
Income/(loss) before income taxes
  and cumulative effect of change
  in accounting principle.............       607,391      (64,532)
Provision/(benefit) for income taxes         183,167      (19,037)
                                          -----------  -----------
Income/(loss) before cumulative
  effect of change in accounting
  principle..........................        424,224      (45,495)

Cumulative effect of change in
  accounting principle, net of tax          (267,399)          --
                                          -----------  -----------
Net income/(loss).....................      $156,825     ($45,495)
                                          ===========  ===========
Earnings/(loss) per share:
   Basic-continuing operations........         $0.52       ($0.06)
   Basic-cumulative effect of change
         in accounting principle......         (0.33)          --
                                          -----------  -----------
     Total basic......................         $0.19       ($0.06)
                                          -----------  -----------

   Diluted-continuing operations......         $0.50       ($0.06)
   Diluted-cumulative effect of change
           in accounting principle....         (0.31)          --
                                          -----------  -----------
     Total diluted....................         $0.19       ($0.06)
                                          -----------  -----------
Weighted average number of shares:
   Basic..............................       810,437      818,209
   Diluted............................       844,893      818,209
------------------------------------------------------------------

      See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS*

                                                 October 28,    January 27,
(In thousands)                                       2001          2002
----------------------------------------------  -------------  ------------
ASSETS

Current assets:
   Cash and cash equivalents.................     $1,356,304    $1,101,435
   Short-term investments....................      3,485,088     3,786,852
   Accounts receivable, net..................        776,451       777,582
   Inventories...............................      1,412,997     1,259,915
   Deferred income taxes.....................        551,785       551,958
   Other current assets......................        199,549       232,929
                                                -------------  ------------
Total current assets.........................      7,782,174     7,710,671

Property, plant and equipment, net...........      1,706,488     1,682,344
Other assets.................................        339,848       417,138
                                                -------------  ------------
Total assets.................................     $9,828,510    $9,810,153
                                                =============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable.............................           $ --       $60,606
   Current portion of long-term debt.........          4,807         4,370
   Accounts payable and accrued expenses.....      1,477,531     1,310,528
   Income taxes payable......................         50,478       133,700
                                                -------------  ------------
Total current liabilities....................      1,532,816     1,509,204

Long-term debt...............................        564,805       562,321
Deferred income taxes and other liabilities..        124,152       121,411
                                                -------------  ------------
Total liabilities............................      2,221,773     2,192,936
                                                -------------  ------------
Stockholders' equity:
   Common stock..............................          8,158         8,199
   Additional paid-in capital................      1,881,124     1,960,409
   Retained earnings.........................      5,693,010     5,647,515
   Accumulated other comprehensive income....         24,445         1,094
                                                -------------  ------------
Total stockholders' equity...................      7,606,737     7,617,217
                                                -------------  ------------
Total liabilities and stockholders' equity...     $9,828,510    $9,810,153
                                                =============  ============

*   Amounts as of January 27, 2002 are unaudited. Amounts as of October 28, 2001 are from the October 28, 2001 audited financial statements.

      See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                          Three Months Ended
                                                      ------------------------
                                                      January 28,  January 27,
(In thousands)                                            2001         2002
----------------------------------------------------- -----------  -----------
Cash flows from operating activities:
  Net income/(loss)..................................   $156,825     ($45,495)
  Cumulative effect of change in accounting
    accounting principle, net of tax.................    267,399           --
  Adjustments required to reconcile income/(loss)
    from continuing operations to cash
    provided by/(used for) operating activities:
      Depreciation and amortization..................     91,830       91,857
      Deferred income taxes..........................    (55,175)       4,341
      Non-cash portion of restructuring charge.......         --       27,605
      Acquired in-process research and development
        expense......................................         --        8,000
      Changes in assets and liabilities, net of
        amounts acquired:
           Accounts receivable, net..................    186,152      (18,923)
           Inventories...............................   (383,922)     148,932
           Other current assets......................    (73,293)     (28,891)
           Other assets..............................    (26,569)       1,867
           Accounts payable and accrued expenses.....   (185,585)    (168,542)
           Income taxes payable......................        670       83,072
           Other liabilities.........................     17,342       (2,715)
                                                      -----------  -----------
Cash provided by/(used for) continuing operations....     (4,326)     101,108
                                                      -----------  -----------
Cash flows from investing activities:
  Capital expenditures, net of retirements...........   (163,796)     (86,586)
  Cash paid for acquisitions, net of cash acquired...         --      (81,962)
  Proceeds from sales and maturities of short-term
    investments.......................................   712,284      535,197
  Purchases of short-term investments................   (416,885)    (860,438)
                                                      -----------  -----------
Cash provided by/(used for) investing ...............    131,603     (493,789)
                                                      -----------  -----------
Cash flows from financing activities:
  Short-term debt activity, net......................     60,610       64,603
  Long-term debt activity, net.......................       (813)        (525)
  Common stock transactions, net.....................   (173,387)      79,326
                                                      -----------  -----------
Cash provided by/(used for) financing ...............   (113,590)     143,404
                                                      -----------  -----------
Effect of exchange rate changes on cash..............    (12,325)      (5,592)
                                                      -----------  -----------
Increase/(decrease) in cash and cash equivalents.....      1,362     (254,869)
Cash and cash equivalents - beginning of period......  1,647,604    1,356,304
                                                      -----------  -----------
Cash and cash equivalents - end of period............ $1,648,966   $1,101,435
                                                      ===========  ===========

Cash payments for interest were $662 for the three months ended January 28, 2001 and $239 for the three months ended January 27, 2002. Net cash activities for income taxes were $247,204 payments for the three months ended January 28, 2001 and $104,085 refunds for the three months ended January 27, 2002.

      See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED JANUARY 27, 2002

1)      Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. (Applied) included herein have been prepared on a basis consistent with the October 28, 2001 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the October 28, 2001 audited consolidated financial statements and notes thereto included in Applied's Form 10-K for the fiscal year ended October 28, 2001. Applied's results of operations for the three months ended January 27, 2002 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

During the fourth fiscal quarter of 2001, Applied implemented the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," retroactively effective to the beginning of fiscal 2001. Accordingly, all applicable fiscal 2001 amounts have been restated. Applied recorded a cumulative effect of change in accounting principle of $267 million for the restated first fiscal quarter of 2001, which included $651 million of revenue recognized prior to fiscal 2001. Applied recognized $642 million of this revenue during fiscal 2001, and recognized the remaining $9 million for the first fiscal quarter of 2002.

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

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of Applied's common stock for the period. For the three months ended January 28, 2001, options to purchase approximately 9,613,000 shares of common stock at an average exercise price of $68.74 were excluded from the computation. For the three months ended January 27, 2002, options to purchase approximately 38,186,000 shares of common stock at an average exercise price of $48.16 were excluded from the computation.

3)      Accounts Receivable, Net
Applied has agreements with various financial institutions to sell accounts receivable from selected customers. Applied sold accounts receivable under these agreements of $460 million for the three months ended January 28, 2001 and $199 million for the three months ended January 27, 2002. Discounting fees were not material for the three months ended January 28, 2001 or January 27, 2002, and were recorded as interest expense. At January 27, 2002, $259 million of sold receivables remained outstanding under these agreements. A portion of these sold receivables is subject to certain recourse provisions. Applied has not experienced any losses under these recourse provisions, and receivables sold under these provisions have terms and credit risk characteristics similar to Applied's overall receivables portfolio.

4)      Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. Components of inventories were as follows (in thousands):

                                      October 28,    January 27,
                                          2001          2002
                                     -------------  ------------
 Customer service spares............     $566,282      $576,378
 Raw materials......................      301,586       280,173
 Work-in-process....................      193,505       159,653
 Finished goods.....................      351,624       243,711
                                     -------------  ------------
                                       $1,412,997    $1,259,915
                                     =============  ============

5)      Other Assets
Components of other assets were as follows (in thousands):

                                      October 28,    January 27,
                                          2001          2002
                                     -------------  ------------
 Purchased technology, net..........     $138,162      $133,405
 Goodwill, net......................      111,302       184,142
 Other..............................       90,384        99,591
                                     -------------  ------------
                                         $339,848      $417,138
                                     =============  ============

Applied adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," in the first fiscal quarter of 2002. SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and discontinues the amortization of goodwill. In addition, SFAS 142 includes provisions regarding: 1) the reclassification between goodwill and identifiable intangible assets in accordance with the new definition of intangible assets set forth in Statement of Financial Accounting Standards No. 141, "Business Combinations;" 2) the reassessment of the useful lives of existing recognized intangibles; and 3) the testing for impairment of existing goodwill and other intangibles.

In accordance with SFAS 142, beginning October 29, 2001, goodwill will no longer be amortized, but will be reviewed periodically for impairment. Applied completed the first step of the transitional goodwill impairment test as of the beginning of fiscal 2002, and the results of that test indicated that Applied's goodwill assets are not impaired. Applied identified $9 million of net intangibles to be reclassified out of previously reported goodwill under the new definition of intangible assets. Net goodwill increased by $73 million from October 28, 2001 to January 27, 2002 due to $82 million of goodwill acquired during the first fiscal quarter 2002, offset by the $9 million of intangible assets reclassified out of goodwill. Purchased technology and other intangible assets are being amortized over their estimated useful lives of three to 10 years using the straight-line method. No changes were made to the useful lives of amortizable intangibles in connection with the adoption of SFAS 142.

Components of intangible assets were as follows (in thousands):

                                                     October 28, 2001             January 27, 2002
                                              ----------------------------- -----------------------------
                                              Gross Carrying   Accumulated  Gross Carrying   Accumulated
                                                  Amount      Amortization      Amount      Amortization
                                              --------------  ------------- --------------  -------------
Amortized intangible assets:
 Purchased technology...............               $290,572       $152,410       $297,781       $164,376
 Other..............................                 12,000          1,800         23,600          4,720
                                              --------------  ------------- --------------  -------------
                                                   $302,572       $154,210       $321,381       $169,096
                                              ==============  ============= ==============  =============

Unamortized intangible assets:
 Goodwill...........................               $159,492        $48,190       $230,012        $45,870
                                              ==============  ============= ==============  =============

Aggregate amortization expense was $17 million for the three months ended January 28, 2001 and $13 million for the three months ended January 27, 2002. As of January 27, 2002, future estimated amortization expense is expected to be: $50 million for fiscal 2002, $45 million for fiscal 2003, $43 million for fiscal 2004, $16 million for fiscal 2005 and $9 million for fiscal 2006.

Net income on a pro forma basis, excluding goodwill amortization expense, would have been as follows (in thousands):

                                                   Three Months Ended
                                              ---------------------------
                                               January 28,    January 27,
                                                   2001          2002
                                              -------------  ------------
Reported income/(loss) from continuing
 operations before cumulative effect
 of change in accounting principle........        $424,224      ($45,495)
Reported net income/(loss)................        $156,825      ($45,495)

Adjustments:
 Goodwill amortization....................          $5,013          $ --
 Tax effect...............................          (1,504)           --
                                              -------------  ------------
                                                    $3,509          $ --
                                              -------------  ------------
Adjusted income/(loss) from continuing
 operations before cumulative effect
 of change in accounting principle........        $427,773      ($45,495)
Adjusted net income/(loss)................        $160,334      ($45,495)

Basic earnings/(loss) per share:
 Reported income/(loss) from continuing
  operations before cumulative effect
  of change in accounting principle.......           $0.52        ($0.06)
 Adjusted income/(loss) from continuing
  operations before cumulative effect
  of change in accounting principle.......           $0.53        ($0.06)
 Reported net income/(loss)...............           $0.19        ($0.06)
 Adjusted net income/(loss)...............           $0.20        ($0.06)

Diluted earnings/(loss) per share:
 Reported income/(loss) from continuing
  operations before cumulative effect
  of change in accounting principle.......           $0.50        ($0.06)
 Adjusted income/(loss) from continuing
  operations before cumulative effect
  of change in accounting principle.......           $0.51        ($0.06)
 Reported net income/(loss)...............           $0.19        ($0.06)
 Adjusted net income/(loss)...............           $0.19        ($0.06)

6)      Accounts Payable and Accrued Expenses
Components of accounts payable and accrued expenses were as follows (in thousands):

                                       October 28,    January 27,
                                           2001          2002
                                      -------------  ------------
 Accounts payable...................      $248,592      $262,895
 Compensation and benefits..........       208,333       111,540
 Installation and warranty..........       254,504       231,937
 Deferred revenue...................       177,384       145,839
 Other..............................       588,718       558,317
                                      -------------  ------------
                                        $1,477,531    $1,310,528
                                      =============  ============

7)      Non-recurring Items
Non-recurring items for the first fiscal quarter of 2002 totaled $85 million, or $0.08 per share after tax. During the first fiscal quarter of 2002, Applied recorded $8 million for in-process research and development expense in connection with its acquisitions of Schlumberger's electron-beam wafer inspection business and Global Knowledge Services, Inc. For further details regarding these acquisitions, see Note 10. Also during the first fiscal quarter of 2002, in response to the continuing downturn in the semiconductor industry, Applied recorded a pre-tax restructuring charge of $77 million for employee-related costs, consolidation of facilities and other costs, and reduced its global workforce by approximately 1,100 positions, or 6 percent. The majority of the affected employees were based in Santa Clara, California and Austin, Texas, and represented multiple company activities and functions. The restructuring charge of $77 million consisted of $49 million of cash outlays and $28 million of non-cash charges, primarily for fixed asset write-offs. The majority of the remaining cash outlays are expected to occur in fiscal 2002.

During the fourth fiscal quarter of 2001, Applied recorded a pre-tax restructuring charge of $149 million for employee-related costs, consolidation of facilities and other costs, and reduced its global workforce by approximately 2,000 positions, or 10 percent. The majority of the affected employees were based in Santa Clara, California and Austin, Texas and represented multiple company activities and functions.

At January 27, 2002, the remaining restructuring reserve consisted of $43 million related to the restructuring implemented in the fourth fiscal quarter of 2001 and $55 million related to the restructuring implemented in the first fiscal quarter of 2002. Restructuring activity for the first fiscal quarter of 2002 was as follows (in thousands):

                                        Severance
                                      and Benefits    Facilities      Other         Total
                                      -------------  ------------ -------------  ------------
Balance, October 28, 2001......            $42,700       $37,900       $12,800       $93,400
Provision......................             38,946        15,928        22,605        77,479
Cash paid......................            (42,700)       (3,774)       (6,048)      (52,522)
Non-cash charges...............                --            (95)      (20,705)      (20,800)
                                      -------------  ------------ -------------  ------------
Balance, January 27, 2002......            $38,946       $49,959        $8,652       $97,557
                                      =============  ============ =============  ============

8)      Derivative Financial Instruments
In accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," all of Applied's derivative financial instruments, consisting of forward exchange contracts and currency option contracts primarily in Japanese yen, are recorded at their fair value on the balance sheet, either in other current assets or accounts payable and accrued expenses. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, must be recognized currently in earnings. The effective portion of the gain or loss is reported as a component of accumulated other comprehensive income in stockholders' equity, and is reclassified into earnings when the hedged transaction affects earnings. All amounts included in accumulated other comprehensive income at January 27, 2002 will be reclassified to earnings within 12 months. Changes in the fair value of currency option contracts due to changes in time value are excluded from the assessment of effectiveness, and are recognized in cost of products sold. The change in option time value was not material for the three months ended January 28, 2001 or January 27, 2002. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, Applied immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amount recognized due to the anticipated transaction failing to occur was immaterial for the three months ended January 28, 2001 and January 27, 2002.

Derivative-related activity in accumulated other comprehensive income for the three months ended January 27, 2002 consisted of unrealized gains on derivative instruments designated and qualifying as cash flow hedges of $7 million, comprised of $10 million of net increase in fair value of derivatives, offset by $3 million of net gains reclassified from accumulated other comprehensive income to earnings.

9)      Stockholders' Equity

Comprehensive Income
 Components of comprehensive income/(loss), on an after-tax basis where applicable, were as follows (in thousands):

                                                   Three Months Ended
                                              ---------------------------
                                               January 28,    January 27,
                                                   2001          2002
                                              -------------  ------------
Net income/(loss)..................               $156,825      ($45,495)
Change in unrealized gain on
  derivative instruments
  designated and qualifying as
  cash flow hedges.................                 42,391         7,019
Change in unrealized gain on
  investments......................                    --        (15,028)
Foreign currency translation
  adjustments......................                (12,657)      (15,342)
                                              -------------  ------------
Comprehensive income/(loss)........               $186,559      ($68,846)
                                              =============  ============

Components of accumulated other comprehensive income, on an after-tax basis where applicable, were as follows (in thousands):

                                               October 28,    January 27,
                                                   2001          2002
                                              -------------  ------------
Unrealized gain on derivative
  instruments designated and
  qualifying as cash flow hedges.....               $4,621       $11,640
Unrealized gain on investments.......               57,748        42,720
Cumulative translation adjustments...              (37,924)      (53,266)
                                              -------------  ------------
Accumulated other comprehensive
  income.............................              $24,445        $1,094
                                              =============  ============

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

During the three months ended January 28, 2001, Applied repurchased 5,575,000 shares of its common stock at an average price of $40.61, for a total cash outlay of $226 million. During the three months ended January 27, 2002, Applied did not repurchase any shares.

10)     Business Combinations
During the first fiscal quarter of 2002, Applied acquired the assets of Schlumberger's electron-beam wafer inspection business. Also during the first fiscal quarter of 2002, Applied acquired Global Knowledge Services, Inc. (GKS), a provider of advanced data mining services to improve semiconductor manufacturing yield and efficiency. These business combinations totaled $82 million in cash.

In connection with these acquisitions, Applied recorded acquired in-process research and development expense of $8 million. The amount of acquired-in process research and development expense was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future use existed. For the Schlumberger acquisition, the value of the projects identified to be in process was determined by calculating the total development costs incurred, estimating the portion of development costs related to the aspect of the project that Applied expects to utilize, and then calculating the current value of these historical development costs using a Consumer Price Index adjustment. For the GKS acquisition, the value of the projects identified to be in process was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value at a rate commensurate with the level of risk and maturity of the projects, and then applying a percentage of completion to the calculated value.

Also in connection with these acquisitions, Applied recorded goodwill of $82 million and purchased technology of $4 million. In accordance with SFAS 142, goodwill will not be amortized but will be reviewed periodically for impairment, and purchased technology will be amortized over its useful life of five years. These acquisitions have not had, and are not expected to have, a material effect on Applied's financial condition or results of operations.

11)     Notes Payable
Applied has credit facilities for unsecured borrowings in various currencies up to approximately $611 million, of which $500 million is comprised of two revolving credit agreements in the U.S. with a group of banks. One agreement is a $250 million five-year line of credit that expires in March 2003, and the other is a $250 million 364-day line of credit that is anticipated to be re-extended to March 2003. The agreements provide for borrowings at various rates, including the lead bank's prime reference rate, and include financial and other covenants with which Applied was in compliance at January 27, 2002. No amounts were outstanding under these agreements at October 28, 2001 or January 27, 2002. The remaining credit facilities of approximately $111 million are primarily with Japanese banks at rates indexed to their prime reference rate. At January 27, 2002, $61 million was outstanding under these credit facilities.

12)     Recent Accounting Pronouncements
In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. Applied is in the process of assessing the effect of adopting SFAS 143, which will be effective for Applied's fiscal 2003.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. Applied is in the process of assessing the effect of adopting SFAS 144, which will be effective for Applied's fiscal 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements included in this Quarterly Report on Form 10-Q or made by management of Applied Materials, Inc. and its subsidiaries (Applied), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Applied's future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should", "would," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section below entitled "Trends, Risks and Uncertainties." Other risks and uncertainties are disclosed in Applied's prior SEC filings, including its Annual Report on Form 10-K for the fiscal year ended October 28, 2001. These and many other factors could affect Applied's future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf.

During the fourth fiscal quarter of 2001, Applied implemented the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," retroactively effective to the beginning of fiscal 2001. Accordingly, all applicable fiscal 2001 amounts have been restated.

Results of Operations

Applied is a supplier of semiconductor manufacturing equipment and services to the global semiconductor industry. Business activity in the semiconductor and semiconductor manufacturing equipment industries has been cyclical; for this and other reasons, Applied's results of operations for the three months ended January 27, 2002 may not necessarily be indicative of future operating results.

During the first fiscal quarter of 2001, slowing worldwide demand for semiconductors resulted in a rapid decline in demand for manufacturing equipment. Inventory buildups in telecommunication products, slower than expected personal computer sales and slow global economic growth caused semiconductor companies to reevaluate their capital spending and reschedule or cancel existing orders. This decline in demand deepened sequentially throughout fiscal 2001 into a severe industry downturn due to continued weakness in the macro-economic climate and consumption of electronic goods, which resulted in further capital spending cutbacks by Applied's customers. For the first fiscal quarter of 2002, new orders remained essentially flat with the preceding quarter and revenue continued to decline to $1.0 billion for the quarter, a 66 percent decrease from the peak of $2.9 billion for the fourth fiscal quarter of 2000.

Applied received new orders of $1.1 billion for the first fiscal quarter of 2002 compared to $1.1 billion for the fourth fiscal quarter of 2001 and $2.4 billion for the first fiscal quarter of 2001. The change in new orders was due primarily to the factors that caused the industry cycles discussed above.

New orders by region were as follows (dollars in millions):

                                             Three Months Ended
                                     -----------------------------------
                                     October 28, 2001   January 27, 2002
                                     ----------------   ----------------
                                       ($)      (%)       ($)      (%)
                                     -------  -------   -------  -------
 North America*.....................    394       36       245       22
 Taiwan.............................    176       16       307       27
 Japan..............................    158       14        61        6
 Europe.............................     72        6       172       15
 Korea..............................     63        6        58        5
 Asia-Pacific.......................    243       22       276       25
                                     -------  -------   -------  -------
   Total............................  1,106      100     1,119      100
                                     =======  =======   =======  =======

*  Primarily the United States.

Applied's backlog for the most recent three fiscal quarters was as follows: $2.7 billion at January 27, 2002, $2.7 billion at October 28, 2001 and $2.6 billion at July 29, 2001.

Net sales for the first fiscal quarter of 2002 decreased 21 percent from the fourth fiscal quarter of 2001 and 58 percent from the first fiscal quarter of 2001. The decreases in net sales were due primarily to the factors that caused the industry cycles discussed above. Net sales by region were as follows (dollars in millions):

                                                 Three Months Ended
                                       ---------------------------------------
                                        January 28, 2001     January 27, 2002
                                       ------------------   ------------------
                                          ($)       (%)        ($)       (%)
                                       --------  --------   --------  --------
 North America*.....................       616        26        336        34
 Taiwan.............................       519        22        111        11
 Japan..............................       325        14        205        20
 Europe.............................       410        17        167        17
 Korea..............................       212         9         89         9
 Asia-Pacific.......................       281        12         92         9
                                       --------  --------   --------  --------
   Total............................     2,363       100      1,000       100
                                       ========  ========   ========  ========

*  Primarily the United States.

Gross margin was 38.5 percent for the first fiscal quarter of 2002, compared to 37.1 percent for the fourth fiscal quarter of 2001 and 48.4 percent for the first fiscal quarter of 2001. The increase from the fourth fiscal quarter of 2001 was due primarily to lower levels of manufacturing overhead spending and improved margins on the latest generation 300mm systems as these products continued to mature. The decrease from the first fiscal quarter of 2001 was caused primarily by factory underabsorption as a result of the substantial decrease in business volume.

Excluding non-recurring items, operating expenses were 40 percent of net sales for the three months ended January 27, 2002, compared to 38 percent for the fourth fiscal quarter of 2001 and 25 percent for the first fiscal quarter of 2001. The increases in operating expenses as a percentage of net sales were due to the amount of net sales decreasing faster than operating expenses. In terms of absolute dollars, operating expenses for the three months ended January 27, 2002 declined by $181 million, or 31 percent, from the first fiscal quarter of 2001 due to cost reduction actions, primarily reductions in discretionary and compensation expenditures.

Non-recurring items for the first fiscal quarter of 2002 totaled $85 million, or $0.08 per share after tax. These items consisted of a pre-tax charge of $8 million for acquired in-process research and development and a pre-tax restructuring charge of $77 million associated with employee related costs, consolidation of facilities and other costs. For further details, see Note 7 of Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

Net interest income was $36 million for the three months ended January 27, 2002, a decrease from $47 million for the three months ended January 28, 2001, due primarily to lower average interest rates.

Financial Condition, Liquidity and Capital Resources

Applied's financial condition remained strong, with a ratio of current assets to current liabilities of 5.1:1 at both January 27, 2002 and October 28, 2001. At January 27, 2002, Applied's principal sources of liquidity consisted of $4.9 billion of cash, cash equivalents and short-term investments, an increase of $47 million from October 28, 2001.

Significant sources of cash were from results of operations, excluding non-cash charges such as depreciation and amortization expense, and a decrease in inventories. These sources of cash were partially offset by a decrease in accounts payable and accrued expenses and by capital expenditures and acquisitions. For further details, see the Consolidated Condensed Statements of Cash Flows in this Form 10-Q.

Applied utilized programs to sell accounts receivable of $199 million during the three months ended January 27, 2002. At January 27, 2002, $259 million of sold receivables remained outstanding under these agreements, a portion of which is subject to certain recourse provisions. Receivable sales have the effect of increasing cash and reducing accounts receivable and days sales outstanding. For further details regarding accounts receivable sales, see Note 3 of Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

Applied's liquidity and cash requirements fluctuate based on the timing and extent of many factors, including those set forth in the "Trends, Risks and Uncertainties" section below and working capital needs. Net changes in assets and liabilities tend to represent a use of cash during periods of revenue growth because Applied generally incurs costs and expends cash in advance of receiving cash from its customers. Likewise, during periods of declining revenue or slowed revenue growth, net changes in assets and liabilities tend to represent a source of cash because expenditures for inventory and other purchases decrease while receivables from prior periods, which were higher revenue periods, are collected. Applied believes that cash generated from operations, together with the liquidity provided by existing cash balances and financing capacity, is sufficient to satisfy liquidity requirements for the next 12 months.

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

Management believes that the current industry downturn is the steepest decline in history. During periods of declining demand for semiconductor manufacturing equipment, customers typically reduce purchases, delay delivery of products and/or cancel orders. During downturns, Applied must be able to quickly and effectively align its cost structure with prevailing market conditions and motivate and retain key employees. During periods of rapid growth, Applied must be able to acquire and/or develop sufficient manufacturing capacity and inventory to meet customer demand, and to attract, hire, assimilate and retain a sufficient number of qualified people. If Applied is unable to achieve its objectives in a timely manner during changes in business conditions, there could be a material adverse effect on its business, financial condition and results of operations.

Applied is exposed to the risks associated with industry overcapacity.
Although excess inventories are beginning to be worked off and overall electronics demand appears to be stabilizing, Applied continues to be subject to the risks associated with industry overcapacity. Decreased demand for semiconductors has resulted in excess production capacity for semiconductor manufacturers and has caused these manufacturers to reevaluate their capital spending plans. Delays or cancellations of orders by semiconductor manufacturers have caused, and may continue to cause, fluctuations in the utilization of Applied's manufacturing facilities. Continued decreased demand and overcapacity could materially and adversely affect Applied's business, financial condition and results of operations.

Applied is exposed to the risks of operating a global business.
Currently, a significant percentage of Applied's revenues result from sales outside the U.S. Certain manufacturing facilities and suppliers are also located abroad. Managing Applied's global operations presents challenges, including periodic regional economic downturns, trade balance issues, varying business conditions and demands, political instability, U.S. export restrictions, shipping delays, fluctuations in interest and currency exchange rates and cultural diversities, among other risks. For example, global uncertainties with respect to: 1) decreased growth rates of gross domestic product in various countries; 2) factory capacity utilization; 3) capital spending by semiconductor manufacturers; 4) price weakness for certain semiconductor devices; and 5) political instability in regions where Applied has operations, such as Israel and the Asian regions, may affect Applied's business, financial condition and results of operations.

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
Applied's business depends on its ability to manufacture products that meet the rapidly changing demands of its customers. Applied's ability to manufacture depends in part on the timely delivery of parts, components, and subassemblies (collectively "parts") from suppliers. Some key parts may be obtained only from a single supplier or a limited group of suppliers. Significant interruptions of manufacturing operations as a result of the failure or inability of suppliers to timely deliver quality parts, natural disasters (such as earthquakes or tornadoes), or other causes (such as software issues or infrastructure failures) could result in delayed product deliveries or manufacturing inefficiencies. Any or all of these factors could materially and adversely affect Applied's business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Applied purchases forward exchange and currency option contracts to hedge certain existing and anticipated foreign currency denominated transactions expected to occur during the next year. Gains and losses on these contracts are generally recognized in income when the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses were not material for the three months ended January 27, 2002.

Applied has performed an analysis to assess the potential financial effect of reasonably possible near-term changes in interest and foreign currency exchange rates. Based upon Applied's analysis, the effect of such rate changes is not expected to be material to Applied's cash flows, financial condition or results of operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Novellus
After Varian Associates, Inc. (Varian) failed to respond to requests by Applied to discuss patent issues, on June 13, 1997, Applied filed a lawsuit against Varian Associates, Inc. (Varian) captioned Applied Materials, Inc. v. Varian Associates, Inc. (case no. C-97-20523-RMW) in the United States District Court for the Northern District of California, alleging infringement of several of Applied's patents concerning physical vapor deposition (PVD) technology. On July 7, 1997, Applied amended that action to allege infringement of those same Applied PVD patents against Novellus Systems, Inc. (Novellus) and to add Novellus as a defendant, as a result of Novellus' acquisition of Varian's thin film systems PVD business. On June 23, 1997, Novellus filed a separate lawsuit against Applied captioned Novellus Systems, Inc. v. Applied Materials, Inc. (case no. C-97-20551-EAI) in the United States District Court for the Northern District of California, alleging infringement by Applied of several PVD technology patents that were formerly owned by Varian. Novellus seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys' fees. In September 2000, Applied and Varian settled their disputes, and on October 3, 2000, Applied's claims against Varian and Varian's claims and counterclaims against Applied were dismissed with prejudice. The litigation with Novellus continues. Fact discovery has closed in the actions. The court canceled an August 2001 trial date and no new trial date has been set. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

Plasma Physics
On April 17, 2000, Applied filed a lawsuit against Plasma Physics Corp. (PPC) and Solar Physics Corp. (SPC). The lawsuit seeks a judicial declaration that Applied's CVD equipment does not infringe two patents owned by PPC and exclusively licensed to SPC and/or that those patents are invalid or unenforceable. On July 31, 2000, PPC and SPC answered the complaint and filed a conditional counterclaim alleging that Applied had contributed to or induced others to infringe the two patents. PPC and SPC seek an injunction prohibiting infringement by Applied and an award of costs, expenses and attorneys' fees. The counterclaim is conditional because PPC and SPC have stated that they will not sue Applied for infringement of the two patents if the Court dismisses the lawsuit initiated by Applied for lack of subject matter jurisdiction. The Court subsequently denied without prejudice PPC's and SPC's motion to dismiss the lawsuit for lack of subject matter jurisdiction, but stated that PPC and SPC could renew the motion to dismiss, if appropriate, after further discovery. On September 13, 2001, Applied filed an amended complaint adding two new causes of action to the existing declaratory judgment claims. The new claims allege that PPC and SPC have violated the Lanham Act and engaged in unfair competition by willfully making false or misleading statements about Applied's equipment. Discovery has commenced. The Court has ordered the parties to be ready for trial by September 2002, but has not yet set a trial date. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

U.S. Department of Justice, Antitrust Division
In September 2000, Applied received notice from the Department of Justice, Antitrust Division, that it had begun an investigation into Applied's licensing of technology. On February 25, 2002, the Department of Justice notified Applied that the investigation has been closed.

Axcelis Technologies
On January 8, 2001, Axcelis Technologies, Inc. (Axcelis), formerly a subsidiary of Eaton Corporation, filed a lawsuit in the United States District Court for the District of Massachusetts, captioned Axcelis Technologies, Inc. v. Applied Materials, Inc. (case no. 01-10029 DPW). The lawsuit alleges that Applied infringes a patent concerning ion implantation owned by Axcelis. The complaint also alleges various Massachusetts state and common law tortious interference and unfair competition claims. Axcelis seeks a preliminary and permanent injunction, damages, costs and attorneys' fees. On April 12, 2001, Applied answered the complaint by denying all allegations and counterclaimed for declaratory judgment of invalidity and non-infringement, and violations of various unfair and deceptive trade practices laws. Applied seeks damages, a permanent injunction, costs and attorneys' fees. Fact and expert discovery have closed. Summary judgment motions have been filed and are pending before the Court. No trial date has been set. Applied believes it has meritorious defenses and counterclaims to the action and intends to pursue them vigorously.

Linear Technology
On March 2, 2001, Linear Technology Corp. (LTC) filed a third party complaint against Applied in the United States District Court for the Eastern District of Texas, captioned Texas Instruments, Inc. v. Linear Technology Corp. v. Applied Materials, Inc. (case no. 2-01-CV4 (DF)). The complaint against Applied alleges that Applied is obligated to indemnify LTC and defend LTC for certain claims in the underlying patent infringement lawsuit brought by Texas Instruments, Inc. (TI) against LTC. The complaint also alleges claims for breach of contract, breach of warranty, and various unfair business practices. In the complaint, LTC alleges that Applied failed to disclose to LTC, before LTC purchased certain equipment from Applied, that TI previously had won a jury verdict against Hyundai Electronics Industries Co., Ltd. (Hyundai) for patent infringement based on Hyundai's use of certain semiconductor equipment including some Applied tools. LTC's lawsuit against Applied seeks indemnification and damages from Applied and an order requiring Applied to defend LTC in the underlying lawsuit with TI. On January 15, 2002, the Court granted TI's motion to sever Applied and the other third party defendants from the action and dismissed LTC's action against Applied and the other third party defendants without prejudice. The Court stated in a clarification order dated January 17, 2002 that LTC is not precluded from bringing its claims against Applied or the other third party defendants in a separate action before a court of its choosing.

Semitool
On June 11, 2001, Semitool, Inc. (Semitool) filed a lawsuit against Applied in the United States District Court for the Northern District of California, captioned Semitool, Inc. v. Applied Materials, Inc. (case no. CV- 01-2277 CRB). The lawsuit alleges that Applied infringes a patent concerning seed repair and electroplating owned by Semitool. Semitool seeks a preliminary and permanent injunction, damages, costs and attorneys' fees. On July 12, 2001, before Applied had answered the complaint, Semitool voluntarily dismissed its action against Applied in the Northern District of California. On the same day, Semitool filed a substantially identical action against Applied in the United States District Court for the District of Oregon captioned Semitool, Inc. v. Applied Materials, Inc. (case no. CV'01-1066 AS). On July 13, 2001, Applied filed a declaratory judgment action against Semitool in the Northern District of California captioned Applied Materials, Inc. v. Semitool, Inc. (case no. CV- 01-2673 BZ). In that action, Applied seeks a declaration that Applied has not infringed the Semitool patent and that Semitool's patent is invalid and unenforceable. Applied also seeks costs and attorneys' fees. The California Court has ordered Applied's action against Semitool transferred to the District of Oregon. The actions are proceeding together in Oregon. Discovery is ongoing. The Oregon Court has set a trial date of May 27, 2003. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

David Scharf
On July 31, 2001, an individual, David Scharf, filed a lawsuit against Applied in the United States District Court for the Central District of California, captioned David Scharf v. Applied Materials, Inc. (case no. 01- 06580 AHM). The lawsuit alleges that Applied infringes, has induced others to infringe and has contributed to others' infringement of a patent concerning color synthesizing scanning electron microscope technology. Mr. Scharf seeks a preliminary and permanent injunction, damages and costs. Applied has answered the complaint and counterclaimed for declaratory judgment of non-infringement and invalidity. Discovery is proceeding. No trial date has been set. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

Applied is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, Applied does not believe that any of these other existing legal matters will have a material adverse effect on its financial condition or results of operations.

Item 5. Other Information

The ratio of earnings/(loss) to fixed charges for the three months ended January 28, 2001 and January 27, 2002, and for each of the last five fiscal years, was as follows:

                                                        Three Months Ended
                       Fiscal Year                    ----------------------
    ------------------------------------------------  January 28, January 27,
      1997      1998      1999      2000      2001       2001        2002
    --------  --------  --------  --------  --------  ----------  ----------
     19.01x    7.56x     14.03x    32.82x    11.80x     24.95x      (1.58x)
    ========  ========  ========  ========  ========  ==========  ==========

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits: None

b) Applied did not file any reports on Form 8-K during its first fiscal quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

March 7, 2002

By:	/s/ Joseph R. Bronson

Joseph R. Bronson
Executive Vice President, Office of the President and Chief Financial Officer

By:	/s/ Nancy H. Handel

Nancy H. Handel
Group Vice President, Deputy Chief Financial Officer and Corporate Controller