Form 10-Q
period 2002-04-28
APPLIED MATERIALS INC /DE
filed 2002-06-07
CIK 6951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2002

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

Number of shares outstanding of the issuer's common stock as of April 28, 2002: 1,645,112,230

APPLIED MATERIALS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Statements of Operations for the three and six months ended April 29, 2001 and April 28, 2002

Consolidated Condensed Balance Sheets as of October 28, 2001 and April 28, 2002

Consolidated Condensed Statements of Cash Flows for the six months ended April 29, 2001 and April 28, 2002

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

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                             Three Months Ended         Six Months Ended
                                          ------------------------  ------------------------
(In thousands, except per                   April 29,   April 28,     April 29,   April 28,
 share amounts)                               2001         2002         2001         2002
----------------------------------------  -----------  -----------  -----------  -----------
Net sales.............................    $2,139,417   $1,156,472   $4,502,671   $2,156,932
Cost of products sold.................     1,154,449      693,732    2,374,957    1,308,740
                                          -----------  -----------  -----------  -----------
Gross margin..........................       984,968      462,740    2,127,714      848,192

Operating expenses:
   Research, development and
     engineering......................       312,606      256,879      648,918      503,678
   Marketing and selling..............       119,752       90,084      263,209      173,888
   General and administrative.........        89,763       76,415      192,112      146,458
   Non-recurring items................        58,414           --       58,414       85,479
                                          -----------  -----------  -----------  -----------
Income/(loss) from operations.........       404,433       39,362      965,061      (61,311)

Interest expense......................        11,897       11,097       24,272       23,088
Interest income.......................        53,408       45,537      112,546       93,669
                                          -----------  -----------  -----------  -----------
Income before income taxes and
   cumulative effect of change
   in accounting principle............       445,944       73,802    1,053,335        9,270
Provision for income taxes............       127,567       21,772      310,734        2,735
                                          -----------  -----------  -----------  -----------
Income before cumulative
   effect of change in accounting
   principle..........................       318,377       52,030      742,601        6,535

Cumulative effect of change in
   accounting principle, net of tax...            --           --     (267,399)          --
                                          -----------  -----------  -----------  -----------
Net income............................      $318,377      $52,030     $475,202       $6,535
                                          ===========  ===========  ===========  ===========
Earnings per share:
   Basic-continuing operations........         $0.20        $0.03        $0.46         $ --
   Basic-cumulative effect of change
         in accounting principle......            --           --        (0.17)          --
                                          -----------  -----------  -----------  -----------
     Total basic......................         $0.20        $0.03        $0.29         $ --
                                          -----------  -----------  -----------  -----------

   Diluted-continuing operations......         $0.19        $0.03        $0.44         $ --
   Diluted-cumulative effect of change
           in accounting principle....            --           --        (0.16)          --
                                          -----------  -----------  -----------  -----------
     Total diluted....................         $0.19        $0.03        $0.28         $ --
                                          -----------  -----------  -----------  -----------
Weighted average number of shares:
   Basic..............................     1,622,708    1,643,317    1,621,794    1,639,871
   Diluted............................     1,695,824    1,719,777    1,692,838    1,708,669
------------------------------------------------------------------  ------------------------

      See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS*

                                                  October 28,    April 28,
(In thousands)                                       2001          2002
----------------------------------------------  -------------  ------------
ASSETS

Current assets:
   Cash and cash equivalents.................     $1,356,304    $1,042,455
   Short-term investments....................      3,485,088     3,748,259
   Accounts receivable, net..................        776,451       967,316
   Inventories...............................      1,412,997     1,186,110
   Deferred income taxes.....................        551,785       549,078
   Other current assets......................        199,549       221,910
                                                -------------  ------------
Total current assets.........................      7,782,174     7,715,128

Property, plant and equipment, net...........      1,706,488     1,712,688
Other assets.................................        339,848       429,387
                                                -------------  ------------
Total assets.................................     $9,828,510    $9,857,203
                                                =============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable.............................           $ --       $41,434
   Current portion of long-term debt.........          4,807         9,108
   Accounts payable and accrued expenses.....      1,477,531     1,295,016
   Income taxes payable......................         50,478       131,444
                                                -------------  ------------
Total current liabilities....................      1,532,816     1,477,002

Long-term debt...............................        564,805       577,276
Deferred income taxes and other liabilities..        124,152       127,789
                                                -------------  ------------
Total liabilities............................      2,221,773     2,182,067
                                                -------------  ------------
Stockholders' equity:
   Common stock..............................         16,315        16,451
   Additional paid-in capital................      1,872,967     1,975,921
   Retained earnings.........................      5,693,010     5,699,545
   Accumulated other comprehensive income
   income/(loss).............................         24,445       (16,781)
                                                -------------  ------------
Total stockholders' equity...................      7,606,737     7,675,136
                                                -------------  ------------
Total liabilities and stockholders' equity...     $9,828,510    $9,857,203
                                                =============  ============

*   Amounts as of April 28, 2002 are unaudited. Amounts as of October 28, 2001 are from the fiscal 2001 audited financial statements.

      See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                          Six Months Ended
                                                      ------------------------
                                                        April 29,   April 28,
(In thousands)                                            2001        2002
----------------------------------------------------- -----------  -----------
Cash flows from operating activities:
  Net income.........................................   $475,202       $6,535
  Cumulative effect of change in accounting
    accounting principle, net of tax.................    267,399           --
  Adjustments required to reconcile income
    from continuing operations to cash
    provided by operating activities:
      Depreciation and amortization..................    185,004      188,700
      Deferred income taxes..........................    (15,794)       7,613
      Non-cash portion of restructuring charge.......     18,418       27,605
      Acquired in-process research and development
        expense......................................         --        8,000
      Changes in assets and liabilities, net of
        amounts acquired:
           Accounts receivable, net..................    783,005     (206,017)
           Inventories...............................   (248,087)     222,869
           Other current assets......................    (55,397)     (27,934)
           Other assets..............................    (38,896)         698
           Accounts payable and accrued expenses.....   (360,963)    (185,530)
           Income taxes payable......................   (194,549)      81,112
           Other liabilities.........................     18,966       (2,142)
                                                      -----------  -----------
Cash provided by continuing operations...............    834,308      121,509
                                                      -----------  -----------
Cash flows from investing activities:
  Capital expenditures, net of retirements...........   (353,327)    (199,412)
  Cash paid for acquisitions, net of cash acquired...         --     (107,462)
  Proceeds from sales and maturities of short-term
    investments......................................  1,169,959      951,805
  Purchases of short-term investments................ (1,152,601)  (1,242,068)
                                                      -----------  -----------
Cash used for investing .............................   (335,969)    (597,137)
                                                      -----------  -----------
Cash flows from financing activities:
  Short-term debt activity, net......................     33,697       45,431
  Long-term debt activity, net.......................     (8,052)      18,644
  Common stock transactions, net.....................   (162,149)     103,090
                                                      -----------  -----------
Cash provided by/(used for) financing ...............   (136,504)     167,165
                                                      -----------  -----------
Effect of exchange rate changes on cash..............    (32,129)      (5,386)
                                                      -----------  -----------
Increase/(decrease) in cash and cash equivalents.....    329,706     (313,849)
Cash and cash equivalents - beginning of period......  1,647,604    1,356,304
                                                      -----------  -----------
Cash and cash equivalents - end of period............ $1,977,310   $1,042,455
                                                      ===========  ===========

Cash payments for interest were $20,944 for the six months ended April 29, 2001 and $20,046 for the six months ended April 28, 2002. Net cash activities for income taxes were payments of $522,667 for the six months ended April 29, 2001 and refunds of $90,296 for the six months ended April 28, 2002.

      See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
SIX MONTHS ENDED APRIL 28, 2002

1)      Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. (Applied) included herein have been prepared on a basis consistent with the October 28, 2001 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the October 28, 2001 audited consolidated financial statements and notes thereto included in Applied's Form 10-K for the fiscal year ended October 28, 2001. Applied's results of operations for the three and six months ended April 28, 2002 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

All historical financial information presented herein has been restated to reflect a two-for-one stock split in the form of a 100 percent stock dividend, effective April 16, 2002.

During the fourth fiscal quarter of 2001, Applied implemented the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," retroactively effective to the beginning of fiscal 2001. Accordingly, all applicable fiscal 2001 amounts have been restated. Applied recorded a cumulative effect of change in accounting principle of $267 million for the restated first fiscal quarter of 2001, which included $651 million of revenue recognized prior to fiscal 2001. Applied recognized $642 million of this revenue during fiscal 2001, and recognized the remaining $9 million during the first fiscal quarter of 2002.

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

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of Applied's common stock for the period as the effect would be anti-dilutive. Options to purchase shares of common stock that were excluded from the computation were as follows:

                                            Three Months Ended          Six Months Ended
                                         ------------------------   ------------------------
                                           April 29,    April 28,     April 29,    April 28,
                                             2001         2002          2001         2002
                                         -----------  -----------   -----------  -----------
Number of shares excluded.............   22,104,000   15,012,000    26,268,000   21,725,000
Average exercise price................       $32.70       $34.89        $31.21       $31.45

3)      Accounts Receivable, Net
Applied has agreements with various financial institutions to sell accounts receivable from selected customers. Applied sold accounts receivable under these agreements in amounts of $891 million for the six months ended April 29, 2001 and $302 million for the six months ended April 28, 2002. Discounting fees were not material for the three or six months ended April 29, 2001 or April 28, 2002, and were recorded as interest expense. At April 28, 2002, $97 million of sold receivables remained outstanding under these agreements. A portion of these sold receivables is subject to certain recourse provisions. Applied has not experienced any losses under these recourse provisions, and receivables sold under these provisions have terms and credit risk characteristics similar to Applied's overall receivables portfolio.

4)      Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. Components of inventories were as follows (in thousands):

                                         October 28,   April 28,
                                             2001         2002
                                         -----------  -----------
 Customer service spares............       $566,282     $587,691
 Raw materials......................        301,586      221,787
 Work-in-process....................        193,505      175,020
 Finished goods.....................        351,624      201,612
                                         -----------  -----------
                                         $1,412,997   $1,186,110
                                         ===========  ===========

5)      Other Assets
Components of other assets were as follows (in thousands):

                                         October 28,   April 28,
                                             2001         2002
                                         -----------  -----------
 Purchased technology, net..........       $138,162     $137,280
 Goodwill, net......................        111,302      194,616
 Other..............................         90,384       97,491
                                         -----------  -----------
                                           $339,848     $429,387
                                         ===========  ===========

Applied adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," in the first fiscal quarter of 2002. SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and discontinues the amortization of goodwill. In addition, SFAS 142 includes provisions regarding: 1) the reclassification between goodwill and identifiable intangible assets in accordance with the new definition of intangible assets set forth in Statement of Financial Accounting Standards No. 141, "Business Combinations;" 2) the reassessment of the useful lives of existing recognized intangibles; and 3) the testing for impairment of goodwill and other intangibles.

In accordance with SFAS 142, beginning October 29, 2001, goodwill is no longer amortized, but is reviewed periodically for impairment. At the beginning of fiscal 2002, Applied completed the first step of the transitional goodwill impairment test, which did not indicate impairment. Under the new definition of intangible assets, Applied identified $9 million of net intangibles that were reclassified from previously reported goodwill to other intangible assets. Net goodwill increased by $83 million from October 28, 2001 to April 28, 2002 due to $92 million of goodwill, net of adjustments, acquired during the six months ended April 28, 2002, offset by the $9 million of intangible assets reclassified out of goodwill in the first fiscal quarter of 2002. Purchased technology and other intangible assets are being amortized over their estimated useful lives of three to 10 years using the straight-line method. No changes were made to the useful lives of amortizable intangibles in connection with the adoption of SFAS 142.

Components of intangible assets were as follows (in thousands):

                                         October 28, 2001                April 28, 2002
                                  -----------------------------   -----------------------------
                                  Gross Carrying   Accumulated    Gross Carrying   Accumulated
                                      Amount      Amortization        Amount      Amortization
                                  --------------  -------------   --------------  -------------
Amortized intangible assets:
 Purchased technology...........       $290,572       $152,410         $312,529       $175,249
 Other..........................         12,000          1,800           23,600          5,610
                                  --------------  -------------   --------------  -------------
                                       $302,572       $154,210         $336,129       $180,859
                                  ==============  =============   ==============  =============

Unamortized intangible assets:
 Goodwill.......................       $159,492        $48,190         $240,486        $45,870
                                  ==============  =============   ==============  =============

Aggregate amortization expense was $34 million for the six months ended April 29, 2001 and $26 million for the six months ended April 28, 2002. As of April 28, 2002, future estimated amortization expense is expected to be: $52 million for fiscal 2002, $48 million for fiscal 2003, $47 million for fiscal 2004, $19 million for fiscal 2005 and $12 million for fiscal 2006. To facilitate comparison with prior periods, if goodwill was not amortized in fiscal 2001, net income would have increased by $4 million for the three months ended April 29, 2001 and $7 million for the six months ended April 29, 2001. There would have been no effect on earnings per diluted share for both periods.

6)      Accounts Payable and Accrued Expenses
Components of accounts payable and accrued expenses were as follows (in thousands):

                                         October 28,   April 28,
                                             2001         2002
                                         -----------  -----------
 Accounts payable...................       $248,592     $262,939
 Compensation and benefits..........        208,333      164,042
 Installation and warranty..........        254,504      220,149
 Deferred revenue...................        177,384      144,332
 Other..............................        588,718      503,554
                                         -----------  -----------
                                         $1,477,531   $1,295,016
                                         ===========  ===========

7)      Non-recurring Items
During the second fiscal quarter of 2001, in response to continued reductions in capital spending by semiconductor manufacturers, Applied took actions to reduce headcount, which consisted primarily of a voluntary separation plan in North America, and to consolidate certain facilities. In connection with these actions, Applied reduced its global workforce by approximately 1,000 employees, or three percent, and recorded a pre-tax restructuring charge of $58 million, or $0.02 per diluted share after tax. The majority of the affected employees were based in Santa Clara, California and Austin, Texas, and represented multiple company activities and functions. Total cash outlays for these restructuring activities were approximately $40 million. The remaining $18 million of non-cash restructuring charges consisted primarily of compensation expense for accelerated vesting of certain stock options and reserves for certain assets.

During the fourth fiscal quarter of 2001, Applied recorded a pre-tax restructuring charge of $149 million, or $0.06 per diluted share after tax, for employee-related costs, consolidation of facilities and other costs, and reduced its global workforce by approximately 2,000 employees, or 10 percent. The majority of the affected employees were based in Santa Clara, California and Austin, Texas and represented multiple company activities and functions.

During the first fiscal quarter of 2002, Applied recorded pre-tax non-recurring items totaling $85 million, or $0.04 per diluted share after tax, consisting of a $77 million restructuring charge and $8 million of in-process research and development expense. Applied recorded $8 million for in-process research and development expense in connection with its acquisitions of Schlumberger's electron-beam wafer inspection business and Global Knowledge Services, Inc. For further details regarding these acquisitions, see Note 10. Also during the first fiscal quarter of 2002, in response to the continuing downturn in the semiconductor industry, Applied recorded a pre-tax restructuring charge of $77 million for employee-related costs, consolidation of facilities and other costs, and reduced its global workforce by approximately 1,100 employees, or six percent. The majority of the affected employees were based in Santa Clara, California and Austin, Texas, and represented multiple company activities and functions. The restructuring charge of $77 million consisted of $49 million of cash outlays and $28 million of non-cash charges, primarily for fixed asset write-offs. The majority of the remaining cash outlays are expected to occur in fiscal 2002.

At April 28, 2002, the remaining restructuring reserve consisted of $33 million related to the restructuring implemented in the fourth fiscal quarter of 2001 and $30 million related to the restructuring implemented in the first fiscal quarter of 2002. Restructuring activity for fiscal 2002 was as follows (in thousands):

                                    Severance
                                   and Benefits  Facilities    Other      Total
                                   ------------  ----------  ---------  ---------
Balance, October 28, 2001......        $42,700     $37,900    $12,800    $93,400
Provision......................         38,946      15,928     22,605     77,479
Cash paid......................        (42,700)     (3,774)    (6,048)   (52,522)
Non-cash charges...............             --         (95)   (20,705)   (20,800)
                                   ------------  ----------  ---------  ---------
Balance, January 27, 2002......         38,946      49,959      8,652     97,557
Cash paid......................        (25,318)     (4,195)    (5,352)   (34,865)
                                   ------------  ----------  ---------  ---------
Balance, April 28, 2002........        $13,628     $45,764     $3,300    $62,692
                                   ============  ==========  =========  =========

8)      Derivative Financial Instruments
In accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," all of Applied's derivative financial instruments, consisting of forward exchange contracts and currency option contracts primarily in Japanese yen, are recorded at their fair value on the balance sheet, either in other current assets or accounts payable and accrued expenses. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, must be recognized currently in earnings. The effective portion of the gain or loss is reported as a component of accumulated other comprehensive income in stockholders' equity, and is reclassified into earnings when the hedged transaction affects earnings. All amounts included in accumulated other comprehensive income at April 28, 2002 will be reclassified to earnings within 12 months. Changes in the fair value of currency option contracts due to changes in time value are excluded from the assessment of effectiveness, and are recognized in cost of products sold. The change in option time value was not material for the three and six months ended April 29, 2001 or April 28, 2002. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, Applied immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amount recognized due to the anticipated transaction failing to occur was immaterial for the three and six months ended April 29, 2001 and April 28, 2002.

Derivative-related activity in accumulated other comprehensive income for the six months ended April 28, 2002 decreased by $3 million, comprised of $7 million of net gains reclassified from accumulated other comprehensive income to earnings, partially offset by a $4 million net increase in fair value of derivatives.

9)      Stockholders' Equity

Comprehensive Income
 Components of comprehensive income/(loss), on an after-tax basis where applicable, were as follows (in thousands):

                                            Three Months Ended          Six Months Ended
                                         ------------------------   ------------------------
                                           April 29,   April 28,     April 29,    April 28,
                                             2001        2002           2001        2002
                                         -----------  -----------   -----------  -----------
Net income..........................       $318,377      $52,030      $475,202       $6,535
Change in unrealized gain on
  derivative instruments
  designated and qualifying as
  cash flow hedges..................         (2,633)     (10,057)       39,758       (3,038)
Change in unrealized gain on
  investments.......................             --       (7,695)           --      (22,723)
Foreign currency translation
  adjustments.......................        (13,902)        (123)      (26,559)     (15,465)
                                         -----------  -----------   -----------  -----------
Comprehensive income/(loss).........       $301,842      $34,155      $488,401     ($34,691)
                                         ===========  ===========   ===========  ===========

Components of accumulated other comprehensive income/(loss), on an after-tax basis where applicable, were as follows (in thousands):

                                         October 28,   April 28,
                                             2001         2002
                                         -----------  -----------
Unrealized gain on derivative
  instruments designated and
  qualifying as cash flow hedges....         $4,621       $1,583
Unrealized gain on investments......         57,748       35,025
Cumulative translation adjustments..        (37,924)     (53,389)
                                         -----------  -----------
Accumulated other comprehensive
  income/(loss).....................        $24,445     ($16,781)
                                         ===========  ===========

Stock Repurchase Program
 Since March 1996, Applied has systematically repurchased shares of its common stock in the open market to partially fund its stock-based employee benefit plans. Upon the expiration of the previous authorization on March 22, 2001, the Board of Directors extended the share repurchase program and authorized the repurchase of up to $2 billion of Applied's common stock in the open market over the next three years. Under this authorization, Applied plans to continue a systematic stock repurchase program and may also make additional share repurchases from time to time, depending on market conditions, share price and other factors.

During the six months ended April 29, 2001, Applied repurchased 12,943,000 shares of its common stock at an average price of $20.67, for a total cash outlay of $268 million. During the six months ended April 28, 2002, Applied repurchased 776,000 shares of its common stock at an average price of $25.22, for a total cash outlay of $20 million.

Stock Dividend
 On March 21, 2002, Applied's Board of Directors approved a two-for-one stock split in the form of a 100 percent stock dividend. Shares issuable pursuant to the stock dividend were distributed on or about April 16, 2002 to stockholders of record as of April 1, 2002. All share and per share amounts presented herein have been restated to reflect the stock split.

10)     Business Combinations
During the first fiscal quarter of 2002, Applied acquired the assets of Schlumberger's electron-beam wafer inspection business. Also during the first fiscal quarter of 2002, Applied acquired Global Knowledge Services, Inc. (GKS), a provider of advanced data mining services to improve semiconductor manufacturing yield and efficiency. The cost of these business combinations totaled $82 million in cash.

In connection with these acquisitions, Applied recorded acquired in-process research and development expense of $8 million. The amount of acquired in-process research and development expense was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future use existed. For the Schlumberger acquisition, the value of the projects identified as in process was determined by calculating the total development costs incurred, estimating the portion of development costs related to the aspect of the project that Applied expects to utilize, and then calculating the current value of these historical development costs using a Consumer Price Index adjustment. For the GKS acquisition, the value of the projects identified as in process was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value at a rate commensurate with the level of risk and maturity of the projects, and then applying a percentage of completion to the calculated value. Also in connection with these acquisitions, Applied recorded goodwill of $82 million and purchased technology of $4 million.

During the second fiscal quarter of 2002, Applied acquired Electron Vision Corporation, a designer, manufacturer and seller of e-beam stabilization and curing tools for the semiconductor, thin film head and micro-fabrication industries, for $26 million in cash. In connection with this acquisition, Applied recorded goodwill of $12 million and purchased technology of $16 million.

In accordance with SFAS 142, goodwill is not amortized but is reviewed periodically for impairment, and purchased technology is amortized over its useful life of five years. These acquisitions have not had, and are not expected to have, a material effect on Applied's financial condition or results of operations.

11)     Recent Accounting Pronouncements
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

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," and addresses financial accounting and reporting for the impairment and disposition of long-lived assets. SFAS 144 retains the fundamental provisions of SFAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. Applied is in the process of assessing the effect of adopting SFAS 144, which will be effective for Applied's fiscal 2003.

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

All historical share-related financial information presented herein has been restated to reflect a two-for-one stock split in the form of a 100 percent stock dividend, effective April 16, 2002.

Results of Operations

Applied is a supplier of semiconductor manufacturing equipment and services to the global semiconductor industry. Business activity in the semiconductor and semiconductor manufacturing equipment industries has been cyclical; for this and other reasons, Applied's results of operations for the three and six months ended April 28, 2002 may not necessarily be indicative of future operating results.

During the first fiscal quarter of 2001, slowing worldwide demand for semiconductors resulted in a rapid decline in demand for manufacturing equipment. Inventory buildups in telecommunication products, slower than expected personal computer sales and slow global economic growth caused semiconductor companies to reevaluate their capital spending and reschedule or cancel existing orders. This decline in demand deepened sequentially throughout fiscal 2001 and the first fiscal quarter of 2002 into a severe industry downturn due to continued weakness in the macro-economic climate and consumption of electronic goods, which resulted in further capital spending cutbacks by Applied's customers.

During the second fiscal quarter of 2002, the semiconductor industry recovered somewhat, driven by the strengthening of global economies and consumer-related demand. In addition, the semiconductor industry is beginning to make additional investments in 300mm, copper and advanced line-width technologies. However, the demand outlook is still uncertain over the intermediate term due to low levels of investment in corporate and telecommunications infrastructure. Consequently, Applied received new orders of $1.7 billion for the second fiscal quarter of 2002, an increase from $1.1 billion for the first fiscal quarter of 2002 and $1.4 billion for the second fiscal quarter of 2001.

New orders by region were as follows (dollars in millions):

                                               Three Months Ended
                                      -----------------------------------
                                      January 27, 2002    April 28, 2002
                                      ----------------   ----------------
                                        ($)      (%)       ($)      (%)
                                      -------  -------   -------  -------
 North America*.....................     245       22       312       18
 Taiwan.............................     307       27       661       39
 Japan..............................      61        6       165       10
 Europe.............................     172       15       183       11
 Korea..............................      58        5       214       13
 Asia-Pacific.......................     276       25       153        9
                                      -------  -------   -------  -------
   Total............................   1,119      100     1,688      100
                                      =======  =======   =======  =======
*  Primarily the United States.

Applied's backlog for the most recent three fiscal quarters was as follows: $3.1 billion at April 28, 2002, $2.7 billion at January 27, 2002 and $2.7 billion at October 28, 2001.

Net sales for the second fiscal quarter of 2002 increased 16 percent from the first fiscal quarter of 2002 and decreased 46 percent from the second fiscal quarter of 2001. Net sales for the six months ended April 28, 2002 decreased 52 percent from the comparable period of fiscal 2001. Net sales decreased from the prior year periods due to the industry downturn that began in the first fiscal quarter of 2001 and deepened through the first fiscal quarter of 2002, and increased from the prior quarter due to the moderate recovery that began in the second fiscal quarter of 2002. Net sales by region were as follows (dollars in millions):

                                  Three Months Ended                Six Months Ended
                          --------------------------------  --------------------------------
                           April 29, 2001   April 28, 2002   April 29, 2001   April 28, 2002
                          ---------------  ---------------  ---------------  ---------------
                             ($)     (%)      ($)     (%)      ($)     (%)      ($)     (%)
                          -------  ------  -------  ------  -------  ------  -------  ------
 North America*.........     684      32      353      31    1,301      29      690      32
 Taiwan.................     202       9      297      26      721      16      408      19
 Japan..................     696      33      132      11    1,021      23      337      16
 Europe.................     268      12      144      12      678      15      311      14
 Korea..................     123       6      122      11      335       7      211      10
 Asia-Pacific...........     166       8      108       9      447      10      200       9
                          -------  ------  -------  ------  -------  ------  -------  ------
   Total................   2,139     100    1,156     100    4,503     100    2,157     100
                          =======  ======  =======  ======  =======  ======  =======  ======
*  Primarily the United States.

Gross margin was 40.0 percent for the second fiscal quarter of 2002, compared to 38.5 percent for the first fiscal quarter of 2002 and 46.0 percent for the second fiscal quarter of 2001. The increase from the first fiscal quarter of 2002 was due primarily to higher factory absorption resulting from increased business volume. The decrease from the second fiscal quarter of 2001 was caused primarily by factory underabsorption as a result of the substantial decrease in business volume.

Ongoing operating expenses, consisting of research, development and engineering, marketing and selling, and general and administrative, for the three and six months ended April 28, 2002, declined by $99 million and $280 million, or 19 percent and 25 percent, respectively, from the comparable periods of fiscal 2001. The decreases were due to continued cost reduction actions, primarily in compensation and discretionary expenditures.

There were no non-recurring items for the second fiscal quarter of 2002. For prior periods, see Note 7 of Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

Net interest income was $34 million for the three months ended April 28, 2002 and $71 million for the six months ended April 28, 2002, a decrease from $42 million for the three months ended April 29, 2001 and $88 million for the six months ended April 29, 2001, due primarily to lower average interest rates.

Financial Condition, Liquidity and Capital Resources

Applied's financial condition remained strong, with a ratio of current assets to current liabilities of 5.2:1 at April 28, 2002, compared to 5.1:1 at October 28, 2001. At April 28, 2002, Applied's principal sources of liquidity consisted of $4.8 billion of cash, cash equivalents and short-term investments, which decreased by $51 million since October 28, 2001. The decrease was caused primarily by changes in working capital of $117 million and capital expenditures and acquisitions of $307 million, offset by cash provided by results of operations of $238 million and financing activities of $167 million. Inventories decreased by $227 million from October 28, 2001 as a result of focused management programs and net sales for the first half of fiscal 2002.

Applied utilized programs to sell accounts receivable of $302 million during the six months ended April 28, 2002. At April 28, 2002, $97 million of sold receivables remained outstanding under these agreements, a portion of which is subject to certain recourse provisions. Receivable sales have the effect of increasing cash and reducing accounts receivable and days sales outstanding. For further details regarding accounts receivable sales, see Note 3 of Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

Applied believes that cash generated from operations, together with the liquidity provided by existing cash balances and financing capacity, is sufficient to satisfy liquidity requirements for the next 12 months. For further details regarding Applied's operating, investing and financing activities for the first half of fiscal 2001 and 2002, see the Consolidated Condensed Statements of Cash Flows in this Form 10-Q.

Trends, Risks and Uncertainties

The industry that Applied serves is highly volatile and unpredictable.
As suppliers to the semiconductor industry, the semiconductor equipment industry is characterized by business cycles, the timing, length and volatility of which are difficult to predict. The semiconductor industry has historically been cyclical because of sudden changes in demand for semiconductors and capacity requirements, including capacity utilizing the latest technology. These changes have affected the timing and amounts of customers' capital equipment purchases and investments in new technology. These industry cycles create pressure on Applied's net sales, gross margin and net income. In addition to affecting Applied's suppliers, these cycles challenge key management, engineering and other employees who are vital to Applied's success.

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

Although Applied's liquidity and cash requirements fluctuate based on the timing and extent of many factors, including those set forth in this section, Applied has historically held high cash and short-term investment balances in order to maintain its strong financial condition during industry downturns. Due to Applied's high investment balances and relatively low net income during the recent industry downturn, the ratio of investments to total assets and the ratio of interest income to net income have increased, resulting in the risk that Applied could be deemed an investment company under SEC regulations. Applied is in the process of preparing an application to the SEC for an exemptive order confirming that Applied is not subject to the Investment Company Act of 1940. If the SEC does not grant the order, Applied may have to reallocate certain assets in order not to be subject to the Investment Company Act of 1940.

Applied is exposed to the risks of operating a global business.
Currently, a significant percentage of Applied's revenues result from sales outside the U.S. Certain manufacturing facilities and suppliers are also located abroad. Managing Applied's global operations presents challenges, including periodic regional economic downturns, trade balance issues, varying business conditions and demands, political instability, U.S. export restrictions, shipping delays, fluctuations in interest and currency exchange rates, the ability to provide differing levels of technical support, and cultural diversities, among other risks. For example, global uncertainties with respect to: 1) economic growth rates in various countries; 2) sustainability of electronics demand; 3) capital spending by semiconductor manufacturers; 4) price weakness for certain semiconductor devices; and 5) political instability in regions where Applied has operations, such as Israel and the Asian regions, may affect Applied's business, financial condition and results of operations.

Applied operates in a highly competitive industry characterized by increasingly rapid technological changes.
Applied's competitive advantage and future success depend on its ability to successfully: 1) develop new products and technologies; 2) develop new markets in the semiconductor industry for its products and services; 3) introduce new products to the marketplace in a timely manner; 4) qualify new products with its customers; 5) commence and adjust production to meet customer demands; and 6) appropriately price products. The introduction of and the ability to support an increasingly broader set of new products and technologies, including those enabling the transition to smaller device feature sizes, new materials and 300mm wafers, grows increasingly complex over time. Such new product introductions may involve higher costs and reduced efficiencies compared to Applied's more established products, and could adversely affect Applied's gross margins. If Applied does not develop and introduce new products and technologies in a timely and cost-effective manner in response to changing market conditions or customer requirements, its competitive position, financial condition and results of operations could be materially and adversely affected.

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
Applied currently is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts and other matters (see Part II below). These legal proceedings and claims, whether with or without merit, could be time-consuming and expensive to prosecute or defend, and could divert management's attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings or claims. In addition, Applied's intellectual property rights may not provide significant competitive advantages if they are circumvented, invalidated or obsoleted by the rapid pace of technological change. Furthermore, the laws of other countries permit the protection of Applied's proprietary rights to varying extents, compared to U.S. laws. Applied's success is dependent in part upon the protection of its intellectual property rights. Infringement of Applied's rights by a third party could result in uncompensated lost market and revenue opportunities for Applied. If Applied is not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend its position, Applied's business, financial condition and results of operations could be materially and adversely affected.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Applied purchases forward exchange and currency option contracts to hedge certain existing and anticipated foreign currency denominated transactions expected to occur during the next year. Gains and losses on these contracts are generally recognized in income when the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses were not material for the three months or six months ended April 28, 2002.

Applied has performed an analysis to assess the potential financial effect of reasonably possible near-term changes in interest and foreign currency exchange rates. Based upon Applied's analysis, the effect of such rate changes is not expected to be material to Applied's cash flows, financial condition or results of operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Novellus
After Varian Associates, Inc. (Varian) failed to respond to requests by Applied to discuss patent issues, on June 13, 1997, Applied filed a lawsuit against Varian captioned Applied Materials, Inc. v. Varian Associates, Inc. (case no. C-97-20523-RMW) in the United States District Court for the Northern District of California, alleging infringement of several of Applied's patents concerning physical vapor deposition (PVD) technology. On July 7, 1997, Applied amended that action to allege infringement of those same Applied PVD patents against Novellus Systems, Inc. (Novellus) and to add Novellus as a defendant, as a result of Novellus' acquisition of Varian's thin film systems PVD business. On June 23, 1997, Novellus filed a separate lawsuit against Applied captioned Novellus Systems, Inc. v. Applied Materials, Inc. (case no. C-97-20551-EAI) in the United States District Court for the Northern District of California, alleging infringement by Applied of several PVD technology patents that were formerly owned by Varian. Novellus seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys' fees. In September 2000, Applied and Varian settled their disputes, and on October 3, 2000, Applied's claims against Varian and Varian's claims and counterclaims against Applied were dismissed with prejudice. The litigation with Novellus continues. Fact discovery has closed in the actions. The court canceled an August 2001 trial date and no new trial date has been set. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

Plasma Physics
On April 17, 2000, Applied filed a lawsuit against Plasma Physics Corp. (PPC) and Solar Physics Corp. (SPC). The lawsuit seeks a judicial declaration that Applied's CVD equipment does not infringe two patents owned by PPC and exclusively licensed to SPC and/or that those patents are invalid or unenforceable. On July 31, 2000, PPC and SPC answered the complaint and filed a conditional counterclaim alleging that Applied had contributed to or induced others to infringe the two patents. PPC and SPC seek an injunction prohibiting infringement by Applied and an award of costs, expenses and attorneys' fees. The counterclaim is conditional because PPC and SPC have stated that they will not sue Applied for infringement of the two patents if the Court dismisses the lawsuit initiated by Applied for lack of subject matter jurisdiction. The Court subsequently denied without prejudice PPC's and SPC's motion to dismiss the lawsuit for lack of subject matter jurisdiction, but stated that PPC and SPC could renew the motion to dismiss, if appropriate, after further discovery. On September 13, 2001, Applied filed an amended complaint adding two new causes of action to the existing declaratory judgment claims. The new claims allege that PPC and SPC have violated the Lanham Act and engaged in unfair competition by willfully making false or misleading statements about Applied's equipment. On April 30, 2002, the parties settled the case and the Court dismissed with prejudice the claims that were brought in the litigation and any claim or counterclaim that could have been brought in the litigation.

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

Linear Technology
On March 2, 2001, Linear Technology Corp. (LTC) filed a third party complaint against Applied in the United States District Court for the Eastern District of Texas, captioned Texas Instruments, Inc. v. Linear Technology Corp. v. Applied Materials, Inc. (case no. 2-01-CV4 (DF)). The complaint against Applied alleges that Applied is obligated to indemnify LTC and defend LTC for certain claims in the underlying patent infringement lawsuit brought by Texas Instruments, Inc. (TI) against LTC. The complaint also alleges claims for breach of contract, breach of warranty, and various unfair business practices. In the complaint, LTC alleges that, before LTC purchased certain equipment from Applied, Applied failed to disclose to LTC that TI previously had won a jury verdict against Hyundai Electronics Industries Co., Ltd. (Hyundai) for patent infringement based on Hyundai's use of certain semiconductor equipment including some Applied tools. LTC's lawsuit against Applied seeks indemnification and damages from Applied and an order requiring Applied to defend LTC in the underlying lawsuit with TI. On January 15, 2002, the Court granted TI's motion to sever Applied and the other third party defendants from the action and dismissed LTC's action against Applied and the other third party defendants without prejudice. The Court stated in a clarification order dated January 17, 2002 that LTC is not precluded from bringing its claims against Applied or the other third party defendants in a separate action before a court of its choosing. On March 12, 2002, LTC filed a complaint against Applied in the Superior Court for the County of Santa Clara, captioned Linear Technology Corp. v. Applied Materials, Inc., Novellus Systems, Inc. and Tokyo Electron Ltd., (case no. CV806004) alleging claims for breach of contract, fraud and deceit, negligent misrepresentation, suppression of fact, unfair competition, breach of warranty, express contractual indemnity, implied equitable indemnity and declaratory relief. LTC seeks damages, punitive damages, injunctive relief, restitution, a declaration that defendants have a duty to indemnify and defend LTC in the TI lawsuit. LTC also seeks costs and attorney's fees. No trial date has been set. Applied believes that it has meritorious defenses and intends to pursue them vigorously.

Semitool
On June 11, 2001, Semitool, Inc. (Semitool) filed a lawsuit against Applied in the United States District Court for the Northern District of California, captioned Semitool, Inc. v. Applied Materials, Inc. (case no. CV-01-2277 CRB). The lawsuit alleges that Applied infringes a patent concerning seed repair and electroplating owned by Semitool. Semitool seeks a preliminary and permanent injunction, damages, costs and attorneys' fees. On July 12, 2001, before Applied had answered the complaint, Semitool voluntarily dismissed its action against Applied in the Northern District of California. On the same day, Semitool filed a substantially identical action against Applied in the United States District Court for the District of Oregon captioned Semitool, Inc. v. Applied Materials, Inc. (case no. CV'01-1066 AS). On July 13, 2001, Applied filed a declaratory judgment action against Semitool in the Northern District of California captioned Applied Materials, Inc. v. Semitool, Inc. (case no. CV-01-2673 BZ). In that action, Applied seeks a declaration that Applied has not infringed the Semitool patent and that Semitool's patent is invalid and unenforceable. Applied also seeks costs and attorneys' fees. The California Court has ordered Applied's action against Semitool transferred to the District of Oregon. The actions are proceeding together in Oregon. Discovery is ongoing. The Oregon Court has set a trial date of June 30, 2003. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on March 21, 2002 in Sunnyvale, California. Eleven incumbent directors were elected without opposition to serve one-year terms in office. The results of this election were as follows:

     Name of Director             Votes For (shares)         Votes Withheld (shares)
---------------------------  --------------------------  ------------------------------
James C. Morgan............         707,030,131                     7,969,307
Dan Maydan.................         706,502,106                     8,497,332
Michael H. Armacost........         703,017,931                    11,981,507
Deborah A. Coleman.........         703,106,812                    11,892,626
Herbert M. Dwight, Jr......         708,310,060                     6,689,378
Philip V. Gerdine..........         703,362,996                    11,636,442
Paul R. Low................         708,659,833                     6,339,605
Steven L. Miller...........         708,926,611                     6,072,827
Minoru Morio...............         685,797,593                    29,201,845
Gerhard H. Parker..........         703,381,302                    11,618,136
Stan Shih..................         656,940,529                    58,058,909

On a proposal to approve the amended and restated Senior Executive Bonus Plan, there were 676,112,187 votes cast in favor, 32,890,500 votes cast against, 5,996,751 abstentions and no broker non-votes.

Item 5. Other Information

The ratio of earnings to fixed charges for the six months ended April 29, 2001 and April 28, 2002, and for each of the last five fiscal years, was as follows:

                                                         Six Months Ended
                       Fiscal Year                    ----------------------
    ------------------------------------------------   April 29,   April 28,
      1997      1998      1999      2000      2001       2001        2002
    --------  --------  --------  --------  --------  ----------  ----------
     19.01x    7.56x     14.03x    32.82x    11.80x     21.41x      1.23x
    ========  ========  ========  ========  ========  ==========  ==========

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits: None

b) A Report on Form 8-K was filed on March 22, 2002. The report contained information announcing that the Board of Directors approved a two-for-one stock split of Applied's common stock in the form of a 100 percent stock dividend, distributed on or about April 16, 2002 to stockholders of record as of April 1, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

June 7, 2002

By:	/s/ Joseph R. Bronson

Joseph R. Bronson
Executive Vice President, Office of the President and Chief Financial Officer

By:	/s/ Nancy H. Handel

Nancy H. Handel
Group Vice President, Deputy Chief Financial Officer and Corporate Controller