Form 10-Q
period 2002-07-28
APPLIED MATERIALS INC /DE
filed 2002-09-09
CIK 6951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2002

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

Number of shares outstanding of the issuer's common stock as of July 28, 2002: 1,648,001,009

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTER ENDED JULY 28, 2002
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Statements of Operations for the three and nine months ended July 29, 2001 and July 28, 2002

Consolidated Condensed Balance Sheets as of October 28, 2001 and July 28, 2002

Consolidated Condensed Statements of Cash Flows for the nine months ended July 29, 2001 and July 28, 2002

Notes to Consolidated Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

Financial Condition, Liquidity and Capital Resources

Trends, Risks and Uncertainties

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Certifications

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                             Three Months Ended        Nine Months Ended
                                          ------------------------  ------------------------
(In thousands, except per                   July 29,     July 28,     July 29,     July 28,
 share amounts)                               2001         2002         2001         2002
----------------------------------------  -----------  -----------  -----------  -----------
Net sales.............................    $1,575,904   $1,459,682   $6,078,575   $3,616,614
Cost of products sold.................       920,291      853,539    3,295,248    2,162,279
                                          -----------  -----------  -----------  -----------
Gross margin..........................       655,613      606,143    2,783,327    1,454,335

Operating expenses:
   Research, development and
     engineering......................       277,333      275,952      926,251      779,630
   Marketing and selling..............       125,979      104,225      389,188      278,113
   General and administrative.........       114,369       89,553      306,481      236,011
   Non-recurring items................        14,150           --       72,564       85,479
                                          -----------  -----------  -----------  -----------
Income from operations................       123,782      136,413    1,088,843       75,102

Interest expense......................        10,709       13,080       34,981       36,168
Interest income.......................        54,153       40,110      166,699      133,779
                                          -----------  -----------  -----------  -----------
Income before income taxes and
   cumulative effect of change
   in accounting principle............       167,226      163,443    1,220,561      172,713
Provision for income taxes............        52,281       48,216      363,015       50,951
                                          -----------  -----------  -----------  -----------
Income before cumulative effect of
   change in accounting principle.....       114,945      115,227      857,546      121,762

Cumulative effect of change in
   accounting principle, net of tax...            --           --     (267,399)          --
                                          -----------  -----------  -----------  -----------
Net income............................      $114,945     $115,227     $590,147     $121,762
                                          ===========  ===========  ===========  ===========
Earnings per share:
   Basic-continuing operations........         $0.07        $0.07        $0.53        $0.07
   Basic-cumulative effect of change
         in accounting principle......            --           --        (0.17)          --
                                          -----------  -----------  -----------  -----------
     Total basic......................         $0.07        $0.07        $0.36        $0.07
                                          -----------  -----------  -----------  -----------

   Diluted-continuing operations......         $0.07        $0.07        $0.51        $0.07
   Diluted-cumulative effect of change
           in accounting principle....            --           --        (0.16)          --
                                          -----------  -----------  -----------  -----------
     Total diluted....................         $0.07        $0.07        $0.35        $0.07
                                          -----------  -----------  -----------  -----------
Weighted average number of shares:
   Basic..............................     1,629,840    1,647,181    1,624,438    1,642,337
   Diluted............................     1,707,810    1,703,196    1,697,586    1,706,894
------------------------------------------------------------------  ------------------------

      See accompanying notes to consolidated condensed financial statements. See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS*

                                                 October 28,    July 28,
(In thousands)                                      2001          2002
----------------------------------------------  ------------  ------------

ASSETS

Current assets:
   Cash and cash equivalents.................    $1,356,304    $1,164,613
   Short-term investments....................     3,485,088     3,687,434
   Accounts receivable, net..................       776,451     1,085,214
   Inventories...............................     1,412,997     1,251,260
   Deferred income taxes.....................       551,785       557,601
   Other current assets......................       199,549       257,578
                                                ------------  ------------
Total current assets.........................     7,782,174     8,003,700

Property, plant and equipment, net...........     1,706,488     1,799,271
Other assets.................................       339,848       406,849
                                                ------------  ------------
Total assets.................................    $9,828,510   $10,209,820
                                                ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable.............................    $      --        $40,086
   Current portion of long-term debt.........         4,807         9,798
   Accounts payable and accrued expenses.....     1,477,531     1,439,752
   Income taxes payable......................        50,478       151,720
                                                ------------  ------------
Total current liabilities....................     1,532,816     1,641,356

Long-term debt...............................       564,805       579,388
Deferred income taxes and other liabilities..       124,152       131,891
                                                ------------  ------------
Total liabilities............................     2,221,773     2,352,635
                                                ------------  ------------
Stockholders' equity:
   Common stock..............................        16,315        16,480
   Additional paid-in capital................     1,872,967     1,982,423
   Retained earnings.........................     5,693,010     5,814,772
   Accumulated other comprehensive income....        24,445        43,510
                                                ------------  ------------
Total stockholders' equity...................     7,606,737     7,857,185
                                                ------------  ------------
Total liabilities and stockholders' equity...    $9,828,510   $10,209,820
                                                ============  ============

*   Amounts as of July 28, 2002 are unaudited. Amounts as of October 28, 2001 are from the fiscal 2001 audited financial statements.

      See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                          Nine Months Ended
                                                      ------------------------
                                                        July 29,     July 28,
(In thousands)                                             2001        2002
----------------------------------------------------- -----------  -----------

Cash flows from operating activities:
  Net income.........................................   $590,147     $121,762
  Cumulative effect of change in accounting
    principle, net of tax............................    267,399           --
  Adjustments required to reconcile income
    from continuing operations to cash
    provided by operating activities:
      Depreciation and amortization..................    282,726      288,396
      Deferred income taxes..........................     18,109        2,013
      Non-cash portion of restructuring charge.......     18,418       27,605
      Acquired in-process research and development
        expense......................................     10,000        8,000
      Changes in assets and liabilities, net of
        amounts acquired:
           Accounts receivable, net..................    838,001     (306,911)
           Inventories...............................     42,395      173,158
           Other current assets......................    (21,992)     (49,675)
           Other assets..............................    (40,490)      (1,060)
           Accounts payable and accrued expenses.....   (632,819)     (56,994)
           Income taxes payable......................   (241,978)      98,835
           Other liabilities.........................     20,915       (1,328)
                                                      -----------  -----------
Cash provided by continuing operations...............  1,150,831      303,801
                                                      -----------  -----------
Cash flows from investing activities:
  Capital expenditures, net of retirements...........   (537,671)    (358,119)
  Cash paid for acquisitions, net of cash acquired...    (21,017)    (107,462)
  Proceeds from sales and maturities of short-term
    investments......................................  1,593,010    1,561,735
  Purchases of short-term investments................ (2,328,461)  (1,760,942)
                                                      -----------  -----------
Cash used for investing.............................. (1,294,139)    (664,788)
                                                      -----------  -----------
Cash flows from financing activities:
  Short-term debt activity, net......................     20,790       39,833
  Long-term debt activity, net.......................     (8,585)      18,963
  Common stock transactions, net.....................   (116,245)     109,621
                                                      -----------  -----------
Cash provided by/(used for) financing................   (104,040)     168,417
                                                      -----------  -----------
Effect of exchange rate changes on cash..............    (35,220)         879
                                                      -----------  -----------
Decrease in cash and cash equivalents................   (282,568)    (191,691)
Cash and cash equivalents - beginning of period......  1,647,604    1,356,304
                                                      -----------  -----------
Cash and cash equivalents - end of period............ $1,365,036   $1,164,613
                                                      ===========  ===========

Cash payments for interest were $21,449 for the nine months ended July 29, 2001 and $20,227 for the nine months ended ended July 28, 2002. Net cash activities for income taxes were payments of $567,131 for the nine months ended July 29, 2001 and refunds of $61,912 for the nine months ended July 28, 2002.

      See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
NINE MONTHS ENDED JULY 28, 2002

1)      Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. (Applied) included herein have been prepared on a basis consistent with the October 28, 2001 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the October 28, 2001 audited consolidated financial statements and notes thereto included in Applied's Form 10-K for the fiscal year ended October 28, 2001. Applied's results of operations for the three and nine months ended July 28, 2002 are not necessarily indicative of future operating results.

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

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of Applied's common stock for the period as the effect would be anti-dilutive. Options to purchase shares of common stock that were excluded from the computation were as follows:

                                            Three Months Ended          Nine Months Ended
                                         ------------------------   ------------------------
                                           July 29,     July 28,      July 29,     July 28,
                                             2001         2002          2001         2002
                                         -----------  -----------   -----------  -----------
Number of shares excluded.............   15,508,000   24,156,000    21,474,000   22,154,000
Average exercise price................       $35.98       $30.34        $32.71       $31.12

3)      Accounts Receivable, Net
Applied has agreements with various financial institutions to sell accounts receivable from selected customers. Applied sold accounts receivable under these agreements in amounts of $1.1 billion for the nine months ended July 29, 2001 and $554 million for the nine months ended July 28, 2002. Discounting fees were not material for the three or nine months ended July 29, 2001 or July 28, 2002, and were recorded as interest expense. At July 28, 2002, $188 million of sold receivables remained outstanding under these agreements. A portion of these sold receivables is subject to certain recourse provisions. Applied has not experienced any losses under these recourse provisions, and receivables sold under these provisions have terms and credit risk characteristics similar to Applied's overall receivables portfolio.

4)      Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. Components of inventories were as follows (in thousands):

                                         October 28,    July 28,
                                             2001         2002
                                         -----------  -----------
 Customer service spares............       $566,282     $620,161
 Raw materials......................        301,586      164,466
 Work-in-process....................        193,505      235,386
 Finished goods.....................        351,624      231,247
                                         -----------  -----------
                                         $1,412,997   $1,251,260
                                         ===========  ===========

5)      Other Assets
Components of other assets were as follows (in thousands):

                                         October 28,    July 28,
                                             2001         2002
                                         -----------  -----------
 Purchased technology, net..........       $138,162     $124,650
 Goodwill, net......................        111,302      194,980
 Other..............................         90,384       87,219
                                         -----------  -----------
                                           $339,848     $406,849
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

In accordance with SFAS 142, beginning October 29, 2001, goodwill is no longer amortized, but is reviewed periodically for impairment. At the beginning of fiscal 2002, Applied completed the first step of the transitional goodwill impairment test, which did not indicate impairment. Under the new definition of intangible assets, Applied identified $9 million of net intangibles that were reclassified from previously reported goodwill to other intangible assets. Net goodwill increased by $84 million from October 28, 2001 to July 28, 2002 due to $93 million of goodwill, net of adjustments, acquired during the nine months ended July 28, 2002, offset by the $9 million of intangible assets reclassified out of goodwill in the first fiscal quarter of 2002. Purchased technology and other intangible assets are being amortized over their estimated useful lives of three to 10 years using the straight-line method. No changes were made to the useful lives of amortizable intangibles in connection with the adoption of SFAS 142.

Components of intangible assets were as follows (in thousands):

                                      October 28, 2001                 July 28, 2002
                               -----------------------------   -----------------------------
                               Gross Carrying   Accumulated    Gross Carrying   Accumulated
                                   Amount      Amortization        Amount      Amortization
                               --------------  -------------   --------------  -------------
Amortized intangible assets:
 Purchased technology.........      $290,572       $152,410         $312,529       $187,879
 Other........................        12,000          1,800           23,600          6,500
                               --------------  -------------   --------------  -------------
                                    $302,572       $154,210         $336,129       $194,379
                               ==============  =============   ==============  =============

Unamortized intangible assets:
 Goodwill.....................      $159,492        $48,190         $240,850        $45,870
                               ==============  =============   ==============  =============

Aggregate amortization expense was $52 million for the nine months ended July 29, 2001 and $39 million for the nine months ended July 28, 2002. As of July 28, 2002, future estimated amortization expense is expected to be: $52 million for fiscal 2002, $48 million for fiscal 2003, $47 million for fiscal 2004, $19 million for fiscal 2005 and $12 million for fiscal 2006. In connection with the adoption of SFAS 142, as of the beginning of fiscal 2002, goodwill is no longer amortized. To facilitate comparison with prior periods, if goodwill had not been amortized in fiscal 2001, net income would have increased by $4 million for the three months ended July 29, 2001 and $11 million for the nine months ended July 29, 2001. There would have been no effect on earnings per diluted share for both periods.

During fiscal 2001, Applied established a venture capital fund, Applied Materials Ventures I, L.P. (Ventures I), to invest in privately-held, early-stage companies engaged in developing communications components, systems and sub-systems. Ventures I is a limited partnership, with Applied as the sole limited partner and an independent party as the general partner. As provided for in the partnership agreement, the general partner has control over the investment decisions and operations of Ventures I. Accordingly, Applied accounts for its investment in Ventures I using the equity method. Applied has committed to fund $50 million in capital contributions, but has reserved the option to discontinue capital contributions at $25 million. At July 28, 2002, Applied's contributions to Ventures I totaled approximately $8 million, $7 million of which was recorded in Other Assets, net of Applied's pro rata share of Venture I's results of operations. Applied does not expect its investment in Ventures I to have a material effect on its financial condition or results of operations.

6)      Accounts Payable and Accrued Expenses
Components of accounts payable and accrued expenses were as follows (in thousands):

                                         October 28,    July 28,
                                             2001         2002
                                         -----------  -----------
 Accounts payable...................       $248,592     $365,010
 Compensation and benefits..........        208,333      174,470
 Installation and warranty..........        254,504      224,042
 Deferred revenue...................        177,384      140,785
 Other..............................        588,718      535,445
                                         -----------  -----------
                                         $1,477,531   $1,439,752
                                         ===========  ===========

7)      Non-recurring Items
During the second fiscal quarter of 2001, in response to continued reductions in capital spending by semiconductor manufacturers, Applied took actions to reduce headcount, which consisted primarily of a voluntary separation plan in North America, and to consolidate certain facilities. In connection with these actions, Applied reduced its global workforce by approximately 1,000 employees, or three percent, and recorded a pre-tax restructuring charge of $58 million, or $0.02 per diluted share after tax. The majority of the affected employees were based in Santa Clara, California and Austin, Texas, and represented multiple company activities and functions. Total cash outlays for these restructuring activities were approximately $40 million. The remaining $18 million of non-cash restructuring charges consisted primarily of compensation expense for certain stock options and reserves for certain assets.

During the third fiscal quarter of 2001, Applied recorded $10 million of acquired in-process research and development expense in connection with its acquisition of Oramir Semiconductor Equipment Ltd. Also during the third fiscal quarter of 2001, in response to continued reductions in capital spending by semiconductor manufacturers, Applied recorded a pre-tax restructuring charge of $4 million associated with severance and benefits costs. Total non-recurring items for the third fiscal quarter of 2001 were $14 million, with no effect on earnings per diluted share after tax.

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

During the first fiscal quarter of 2002, Applied recorded pre-tax, non-recurring items totaling $85 million, or $0.04 per diluted share after tax, consisting of a $77 million restructuring charge and $8 million of in-process research and development expense. Applied recorded $8 million for in-process research and development expense in connection with its acquisitions of Schlumberger's electron-beam wafer inspection business and Global Knowledge Services, Inc. For further details regarding these acquisitions, see Note 10. Also during the first fiscal quarter of 2002, in response to the continuing downturn in the semiconductor industry, Applied recorded a pre-tax restructuring charge of $77 million for employee-related costs, consolidation of facilities and other costs, and reduced its global workforce by approximately 1,100 employees, or six percent. The majority of the affected employees were based in Santa Clara, California and Austin, Texas, and represented multiple company activities and functions. The restructuring charge of $77 million consisted of $49 million of cash outlays and $28 million of non-cash charges, primarily for fixed asset write-offs. The majority of the remaining cash outlays are expected to occur in fiscal 2002.

At July 28, 2002, the remaining restructuring reserve consisted of $29 million related to the restructuring implemented in the fourth fiscal quarter of 2001 and $22 million related to the restructuring implemented in the first fiscal quarter of 2002. Restructuring activity for fiscal 2002 was as follows (in thousands):

                                    Severance
                                   and Benefits  Facilities    Other      Total
                                   ------------  ----------  ---------  ---------
Balance, October 28, 2001......        $42,700     $37,900    $12,800    $93,400
Provision......................         38,946      15,928     22,605     77,479
Cash paid......................        (42,700)     (3,774)    (6,048)   (52,522)
Non-cash charges...............             --         (95)   (20,705)   (20,800)
                                   ------------  ----------  ---------  ---------
Balance, January 27, 2002......         38,946      49,959      8,652     97,557
Cash paid......................        (25,318)     (4,195)    (5,352)   (34,865)
                                   ------------  ----------  ---------  ---------
Balance, April 28, 2002........         13,628      45,764      3,300     62,692
Cash paid......................         (7,474)     (4,407)        --    (11,881)
Non-cash charges...............             --        (305)        --       (305)
                                   ------------  ----------  ---------  ---------
Balance, July 28, 2002.........         $6,154     $41,052     $3,300    $50,506
                                   ============  ==========  =========  =========

8)      Derivative Financial Instruments
In accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," all of Applied's derivative financial instruments, consisting of forward exchange contracts and currency option contracts primarily in Japanese yen, are recorded at their fair value on the balance sheet, either in other current assets or in accounts payable and accrued expenses. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, must be recognized currently in earnings. The effective portion of the gain or loss is reported as a component of accumulated other comprehensive income in stockholders' equity, and is reclassified into earnings when the hedged transaction affects earnings. All amounts included in accumulated other comprehensive income at July 28, 2002 will be reclassified to earnings within 12 months. Changes in the fair value of currency option contracts due to changes in time value are excluded from the assessment of effectiveness, and are recognized in cost of products sold. The change in option time value was not material for the three or nine months ended July 29, 2001 or July 28, 2002. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, Applied immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amount recognized due to the anticipated transaction failing to occur was immaterial for the three and nine months ended July 29, 2001 and July 28, 2002.

Derivative-related activity in accumulated other comprehensive income for the nine months ended July 28, 2002 increased by $4 million, comprised of a $12 million net increase in fair value of derivatives, partially offset by $8 million of net gains reclassified from accumulated other comprehensive income to earnings.

9)      Stockholders' Equity

Comprehensive Income
 Components of comprehensive income, on an after-tax basis where applicable, were as follows (in thousands):

                                              Three Months Ended         Nine Months Ended
                                         ------------------------   ------------------------
                                           July 29,     July 28,      July 29,     July 28,
                                             2001         2002          2001         2002
                                         -----------  -----------   -----------  -----------
Net income..........................       $114,945     $115,227      $590,147     $121,762
Change in unrealized gain on
  derivative instruments
  designated and qualifying as
  cash flow hedges..................        (25,096)       6,674        14,662        3,636
Change in unrealized gain on
  investments.......................             --       17,511            --       (5,212)
Foreign currency translation
  adjustments.......................         (8,341)      36,106       (34,900)      20,641
                                         -----------  -----------   -----------  -----------
Comprehensive income................        $81,508     $175,518      $569,909     $140,827
                                         ===========  ===========   ===========  ===========

Components of accumulated other comprehensive income, on an after-tax basis where applicable, were as follows (in thousands):

                                         October 28,    July 28,
                                             2001         2002
                                         -----------  -----------
Unrealized gain on derivative
  instruments designated and
  qualifying as cash flow hedges....         $4,621       $8,257
Unrealized gain on investments......         57,748       52,536
Cumulative translation adjustments..        (37,924)     (17,283)
                                         -----------  -----------
Accumulated other comprehensive
  income............................        $24,445      $43,510
                                         ===========  ===========

Stock Repurchase Program
 Since March 1996, Applied has systematically repurchased shares of its common stock in the open market to partially fund its stock-based employee benefit plans. Upon the expiration of the previous authorization on March 22, 2001, the Board of Directors extended the share repurchase program and authorized the repurchase of up to $2 billion of Applied's common stock in the open market over the succeeding three years. Under this authorization, Applied is continuing a systematic stock repurchase program and may also make additional share repurchases from time to time, depending on market conditions, share price and other factors.

During the nine months ended July 29, 2001, Applied repurchased 13,732,000 shares of its common stock at an average price of $20.86, for a total cash outlay of $286 million. During the nine months ended July 28, 2002, Applied repurchased 3,194,000 shares of its common stock at an average price of $21.86, for a total cash outlay of $70 million.

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

In connection with these acquisitions, Applied recorded acquired in-process research and development expense of $8 million. The amount of acquired in-process research and development expense was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future use existed. For the Schlumberger acquisition, the value of the projects identified as in process was determined by calculating the total development costs incurred, estimating the portion of development costs related to the aspect of the project that Applied expects to utilize, and then calculating the current value of these historical development costs using a Consumer Price Index adjustment. For the GKS acquisition, the value of the projects identified as in process was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value at a rate commensurate with the level of risk and maturity of the projects, and then applying a percentage of completion to the calculated value. Also in connection with these acquisitions, Applied recorded goodwill of $80 million, net of adjustments to the initial purchase price allocation, and purchased technology of $4 million, offset by other items of $10 million, primarily net liabilities acquired.

During the second fiscal quarter of 2002, Applied acquired Electron Vision Corporation, a designer, manufacturer and seller of e-beam stabilization and curing tools for the semiconductor, thin film head and micro-fabrication industries, for $26 million in cash. In connection with this acquisition, Applied recorded goodwill of $13 million, net of adjustments to the initial purchase price allocation, and purchased technology of $16 million, offset by other items of $3 million, primarily deferred tax liabilities.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Applied does not expect the adoption of SFAS 145 to have a material effect on its financial condition or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Applied does not expect the adoption of SFAS 146 to have a material effect on its financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements included in this Quarterly Report on Form 10-Q or made by management of Applied Materials, Inc. and its subsidiaries (Applied), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Applied's future financial results, liquidity requirements, operating results, business strategies, projected costs, products, competitive positions, plans and objectives of management for future operations, and expectations regarding recent accounting pronouncements, acquisitions, pending litigation and foreign currency exchange rates on Applied's financial results. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should", "would," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section below entitled "Trends, Risks and Uncertainties." Other risks and uncertainties are disclosed in Applied's prior SEC filings, including its Annual Report on Form 10-K for the fiscal year ended October 28, 2001. These and many other factors could affect Applied's future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf.

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

Results of Operations

Applied is a supplier of semiconductor manufacturing equipment and services to the global semiconductor industry. Business activity in the semiconductor and semiconductor manufacturing equipment industries is cyclical; for this and other reasons, Applied's results of operations for the three and nine months ended July 28, 2002 may not necessarily be indicative of future operating results.

During the first fiscal quarter of 2001, slowing worldwide demand for semiconductors resulted in a rapid decline in demand for manufacturing equipment. Inventory buildups in telecommunication products, slower than expected personal computer sales and slow global economic growth for electronic technology products have caused semiconductor companies to reevaluate their capital spending and reschedule or cancel existing orders. This decline in demand deepened sequentially throughout fiscal 2001 and the first fiscal quarter of 2002 into a severe industry downturn due to continued weakness in the macro-economic climate and consumption of electronic goods, which resulted in further capital spending cutbacks by Applied's customers.

Beginning in the second fiscal quarter and continuing into the third fiscal quarter of 2002, the semiconductor industry recovered modestly, driven by consumer-related and wireless device demand. In addition, the semiconductor industry is continuing to invest in technologies for larger 300mm wafers, copper and advanced line-widths. Consequently, Applied received new orders of $1.8 billion for the third fiscal quarter of 2002, a five percent increase from $1.7 billion for the second fiscal quarter of 2002 and a 47 percent increase from $1.2 billion for the third fiscal quarter of 2001. However, the demand outlook appears to be uncertain over the near to intermediate term due to low levels of investment in corporate and telecommunications infrastructure and end-market weakness.

New orders by region were as follows (dollars in millions):

                                               Three Months Ended
                                      -----------------------------------
                                       April 28, 2002      July 28, 2002
                                      ----------------   ----------------
                                        ($)      (%)       ($)      (%)
                                      -------  -------   -------  -------
 North America*.....................     312       18       416       23
 Taiwan.............................     661       39       325       18
 Japan..............................     165       10       266       15
 Europe.............................     183       11       236       13
 Korea..............................     214       13       244       14
 Asia-Pacific**.....................     153        9       291       17
                                      -------  -------   -------  -------
                                       1,688      100     1,778      100
                                      =======  =======   =======  =======
*     Primarily the United States.
**   Includes China.

Order strength for the third fiscal quarter of 2002 was primarily in the advanced capacity nodes, particularly in the United States. The exceptionally strong foundry orders experienced in Taiwan during the second fiscal quarter of 2002 declined in the third fiscal quarter of 2002 due to decreased demand. However, this decline was offset by demand in all other regions as customers ordered 200mm tools to fill short-term capacity needs as well as to continue programs in advanced technology areas such as copper and smaller line-widths.

Applied's backlog for the most recent three fiscal quarters was as follows: $3.3 billion at July 28, 2002, $3.1 billion at April 28, 2002 and $2.7 billion at January 27, 2002.

Net sales for the third fiscal quarter of 2002 increased 26 percent from the second fiscal quarter of 2002 and decreased 7 percent from the third fiscal quarter of 2001. Net sales for the nine months ended July 28, 2002 decreased 41 percent from the comparable period of fiscal 2001. Net sales decreased from the prior year periods due to the industry downturn that began in the first fiscal quarter of 2001 and deepened through the first fiscal quarter of 2002. Net sales increased from the prior quarter due to a modest recovery that began in the second fiscal quarter of 2002. Net sales by region were as follows (dollars in millions):

                                 Three Months Ended                Nine Months Ended
                          --------------------------------  --------------------------------
                           July 29, 2001    July 28, 2002    July 29, 2001    July 28, 2002
                          ---------------  ---------------  ---------------  ---------------
                             ($)     (%)      ($)     (%)      ($)     (%)      ($)     (%)
                          -------  ------  -------  ------  -------  ------  -------  ------
 North America*.........     475      30      242      17    1,776      29      932      26
 Taiwan.................     226      14      571      39      947      16      979      27
 Japan..................     447      29      180      12    1,468      24      517      14
 Europe.................     223      14      138       9      901      15      449      12
 Korea..................      82       5      114       8      417       7      325       9
 Asia-Pacific**.........     123       8      215      15      570       9      415      12
                          -------  ------  -------  ------  -------  ------  -------  ------
                           1,576     100    1,460     100    6,079     100    3,617     100
                          =======  ======  =======  ======  =======  ======  =======  ======
*     Primarily the United States.
**   Includes China.

Gross margin was 41.5 percent for the third fiscal quarter of 2002, compared to 40.0 percent for the second fiscal quarter of 2002 and 41.6 percent for the third fiscal quarter of 2001. Gross margin for the nine months ended July 28, 2002 was 40.2 percent, compared to 45.8 percent for the comparable period of fiscal 2001. The increase from the second fiscal quarter of 2002 was due primarily to higher factory absorption resulting from increased business volume. Conversely, decreases from the comparable periods of fiscal 2001 were due primarily to factory underabsorption as a result of the decrease in business volume.

Operating expenses, excluding non-recurring items, were as follows (in thousands):

                                            Three Months Ended          Nine Months Ended
                                         ------------------------   ------------------------
                                           July 29,     July 28,      July 29,     July 28,
                                             2001         2002          2001         2002
                                         -----------  -----------   -----------  -----------
Research, development
  and engineering...................       $277,333     $275,952      $926,251     $779,630
Marketing and selling...............        125,979      104,225       389,188      278,113
General and administrative..........        114,369       89,553       306,481      236,011
                                         -----------  -----------   -----------  -----------
                                           $517,681     $469,730    $1,621,920   $1,293,754
                                         -----------  -----------   -----------  -----------
Percentage of net sales.............           32.8%        32.2%         26.7%        35.8%

Operating expenses for the three and nine months ended July 28, 2002 declined by $48 million and $328 million, or 9 percent and 20 percent, respectively, from the comparable periods of fiscal 2001. The decreases were due to continued cost reduction activities and limiting discretionary expenditures. Although costs have declined in all categories, reductions in research, development and engineering spending have been at a lower rate as Applied has focused on completing several strategic product development programs. Although Applied has reduced expenditures, in periods of declining sales, costs will not decline at the same rate. As a result, operating expenses as a percentage of net sales increased for the nine months ended July 28, 2002 due to the decline in net sales.

There were no non-recurring items for the third fiscal quarter of 2002. For prior periods, see Note 7 of Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

Net interest income was $27 million for the three months ended July 28, 2002 and $98 million for the nine months ended July 28, 2002, a decrease from $43 million for the three months ended July 29, 2001 and $132 million for the nine months ended July 29, 2001, due primarily to lower average interest rates.

Financial Condition, Liquidity and Capital Resources

Applied's financial condition remained strong, with a ratio of current assets to current liabilities of 4.9:1 at July 28, 2002, compared to 5.1:1 at October 28, 2001. At July 28, 2002, Applied's principal sources of liquidity consisted of $4.9 billion of cash, cash equivalents and short-term investments, which increased by $11 million since October 28, 2001. The increase was caused primarily by cash provided by results of operations of $448 million and financing activities of $168 million, offset by changes in working capital of $144 million and capital expenditures and acquisitions of $466 million.

Applied utilized programs to sell accounts receivable of $554 million during the nine months ended July 28, 2002. At July 28, 2002, $188 million of sold receivables remained outstanding under these agreements, a portion of which is subject to certain recourse provisions. Receivable sales have the effect of increasing cash and reducing accounts receivable and days sales outstanding. For further details regarding accounts receivable sales, see Note 3 of Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

Applied believes that cash generated from operations, together with the liquidity provided by existing cash balances and financing capacity, is sufficient to satisfy liquidity requirements for the next 12 months. For further details regarding Applied's operating, investing and financing activities for the nine months ended July 29, 2001 and July 28, 2002, see the Consolidated Condensed Statements of Cash Flows in this Form 10-Q.

Trends, Risks and Uncertainties

The industry that Applied serves is highly volatile and unpredictable.
As a supplier to the semiconductor industry, Applied is subject to the business cycles that characterize the industry-the timing, length and volatility of these cycles are difficult to predict. The semiconductor industry has historically been cyclical because of sudden changes in demand for semiconductors and capacity requirements, including capacity utilizing the latest technology. The rate of changes in demand, including end demand, has accelerated, and the effect of these changes upon Applied is occurring sooner, exacerbating the volatility of these cycles. These changes have affected the timing and amounts of customers' capital equipment purchases and investments in new technology. These industry cycles create pressure on Applied's net sales, gross margin and net income. In addition to affecting Applied's customers and suppliers, these cycles challenge key management, engineering and other employees of Applied who are vital to Applied's success.

During periods of declining demand for semiconductor manufacturing equipment, customers typically reduce purchases, delay delivery of products and/or cancel orders. During downturns, Applied must be able to timely and effectively align its cost structure with prevailing market conditions, to manage its inventory levels to reduce the possibility of future inventory write-downs resulting from obsolescence and liability to suppliers for order cancellations, and to motivate and retain key employees. During periods of rapid growth, Applied must be able to acquire and/or develop sufficient manufacturing capacity and inventory to meet customer demand, and to attract, hire, assimilate and retain a sufficient number of qualified people. If Applied is unable to achieve its objectives in a timely manner during changes in business conditions, there could be a material adverse effect on its business, financial condition and results of operations.

Applied is exposed to the risks of operating a global business.
Currently, a significant percentage of Applied's revenues result from sales outside the U.S., with an increasing percentage of sales to customers headquartered in Asia. Certain manufacturing facilities and suppliers are also located outside the U.S. Managing Applied's global operations presents challenges, including periodic regional economic downturns, trade balance issues, varying business conditions and demands, political instability, changes in U.S. and international laws and regulations including U.S. export restrictions, fluctuations in interest and currency exchange rates, the ability to provide sufficient levels of technical support in different locations, terrorist acts or acts of war, cultural differences and shipping delays, among other risks. For example, global uncertainties with respect to: 1) economic growth rates in various countries; 2) sustainability of electronics demand; 3) capital spending by semiconductor manufacturers; 4) price weakness for certain semiconductor devices; and 5) political instability in regions where Applied has operations, such as Israel and Asia, may affect Applied's business, financial condition and results of operations.

Applied operates in a highly competitive industry characterized by increasingly rapid technological changes.
Applied's future success depends on performing better than its competitors in a number of ways, including its ability to: 1) develop new products and technologies; 2) develop new markets in the semiconductor industry for its products and services; 3) introduce new products to the marketplace in a timely manner; 4) achieve market acceptance; 5) qualify new products for volume manufacturing with its customers; 6) commence and adjust production to meet customer demands; and 7) price products appropriately. The development, introduction of and the ability to support an increasingly broader set of new products and technologies, including those enabling the transition to smaller device feature sizes, new materials and 300mm wafers, grows increasingly complex and expensive over time. Such new products may involve higher costs and reduced efficiencies compared to Applied's more established products, and could adversely affect Applied's gross margins. If Applied does not develop and introduce new products and technologies in a timely and cost-effective manner in response to changing market conditions or customer requirements, its competitive position, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to risks associated with a highly concentrated customer base.
Applied's customer base is highly concentrated. Orders from a relatively limited number of semiconductor manufacturers have accounted for, and will continue to account for, a substantial portion of Applied's net sales, which may lead customers to demand pricing and other terms less favorable to Applied. In addition, sales to any single customer may vary significantly from quarter to quarter. If current customers delay, cancel or do not place orders, Applied may not be able to replace these orders with new orders. As Applied's products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant, often non-recoverable costs. The resulting fluctuations in the amount of or terms for orders could have a material adverse effect on Applied's business, financial condition and results of operations.

Manufacturing interruptions or delays could affect Applied's ability to meet customer demand.
 Applied's business depends on its ability to manufacture products that meet the rapidly changing demands of its customers. Applied's ability to manufacture depends in part on the timely delivery of parts, components, and subassemblies (collectively "parts") from suppliers. Some key parts may be obtained only from a single supplier or a limited group of suppliers. Significant interruptions of manufacturing operations as a result of the failure or inability of suppliers to timely deliver quality parts, natural disasters (such as earthquakes or tornadoes), or other causes (such as information technology or infrastructure failures) could result in delayed product deliveries or manufacturing inefficiencies. Any or all of these factors could materially and adversely affect Applied's business, financial condition and results of operations.

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

In addition, Applied recently filed an application with the SEC for an exemptive order confirming that it is not subject to the Investment Company Act of 1940 (the Act), which regulates companies engaged in the business of investing in securities. Primarily as a result of the recent industry downturn, Applied's ratios of investments to total assets and of interest income to net income have increased, resulting in the risk that Applied could be deemed to be covered by the Act. If the SEC does not grant the exemption, Applied may have to reallocate certain assets in order not to be subject to the Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Applied purchases forward exchange and currency option contracts to hedge certain existing and anticipated foreign currency denominated transactions expected to occur during the next year. Gains and losses on these contracts are generally recognized in income when the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses were not material for the three months or nine months ended July 28, 2002.

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

Linear Technology
 On March 2, 2001, Linear Technology Corp. (LTC) filed a third party complaint against Applied in the United States District Court for the Eastern District of Texas, captioned Texas Instruments, Inc. v. Linear Technology Corp. v. Applied Materials, Inc. (case no. 2-01-CV4 (DF)). The complaint against Applied alleges that Applied is obligated to indemnify LTC and defend LTC for certain claims in the underlying patent infringement lawsuit brought by Texas Instruments, Inc. (TI) against LTC. The complaint also alleges claims for breach of contract, breach of warranty, and various unfair business practices. In the complaint, LTC alleges that, before LTC purchased certain equipment from Applied, Applied failed to disclose to LTC that TI previously had won a jury verdict against Hyundai Electronics Industries Co., Ltd. (Hyundai) for patent infringement based on Hyundai's use of certain semiconductor equipment including some Applied tools. LTC's lawsuit against Applied seeks indemnification and damages from Applied and an order requiring Applied to defend LTC in the underlying lawsuit with TI. On January 15, 2002, the Court granted TI's motion to sever Applied and the other third party defendants from the action and dismissed LTC's action against Applied and the other third party defendants without prejudice. The Court stated in a clarification order dated January 17, 2002 that LTC is not precluded from bringing its claims against Applied or the other third party defendants in a separate action before a court of its choosing. On March 12, 2002, LTC filed a complaint against Applied in the Superior Court for the County of Santa Clara, captioned Linear Technology Corp. v. Applied Materials, Inc., Novellus Systems, Inc. and Tokyo Electron Ltd., (case no. CV806004) alleging claims for breach of contract, fraud and deceit, negligent misrepresentation, suppression of fact, unfair competition, breach of warranty, express contractual indemnity, implied equitable indemnity and declaratory relief. LTC seeks damages, punitive damages, injunctive relief, restitution, a declaration that defendants have a duty to indemnify and defend LTC in the TI lawsuit. LTC also seeks costs and attorneys' fees. No trial date has been set. Applied believes that it has meritorious defenses and intends to pursue them vigorously.

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

David Scharf
 On July 31, 2001, an individual, David Scharf, filed a lawsuit against Applied in the United States District Court for the Central District of California, captioned David Scharf v. Applied Materials, Inc. (case no. 01-06580 AHM). The lawsuit alleges that Applied infringes, has induced others to infringe and has contributed to others' infringement of a patent concerning color synthesizing scanning electron microscope technology. Mr. Scharf seeks a preliminary and permanent injunction, damages and costs. Applied has answered the complaint and counterclaimed for declaratory judgment of non-infringement and invalidity. On May 10, 2002, Mr. Scharf filed a request for re-examination of his own patent. On June 26, 2002, the case was removed from the Court's active caseload after the parties stipulated to stay the case pending the final outcome of that re-examination. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

Applied is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, Applied does not believe that any of these other existing legal matters will have a material adverse effect on its financial condition or results of operations.

Item 5. Other Information

The ratio of earnings to fixed charges for the nine months ended July 29, 2001 and July 28, 2002, and for each of the last five fiscal years, was as follows:

                                                         Nine Months Ended
                       Fiscal Year                    ----------------------
    ------------------------------------------------   July 29,    July 28,
      1997      1998      1999      2000      2001       2001        2002
    --------  --------  --------  --------  --------  ----------  ----------
     19.01x     7.56x    14.03x    32.82x    11.80x     16.94x       3.46x
    ========  ========  ========  ========  ========  ==========  ==========

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits: None

b) Applied did not file any reports on Form 8-K during its third fiscal quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

September 9, 2002

By:	/s/ Joseph R. Bronson

Joseph R. Bronson
Executive Vice President, Office of the President and Chief Financial Officer

By:	/s/ Nancy H. Handel

Nancy H. Handel
Group Vice President, Deputy Chief Financial Officer and Corporate Controller

APPLIED MATERIALS, INC.
SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

I, James C. Morgan, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Applied Materials, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 9, 2002

By:	/s/ James C. Morgan

James C. Morgan
Chairman and Chief Executive Officer

I, Joseph R. Bronson, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Applied Materials, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 9, 2002

By:	/s/ Joseph R. Bronson

Joseph R. Bronson
Executive Vice President, Office of the President and Chief Financial Officer

APPLIED MATERIALS, INC.
SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this quarterly report on Form 10-Q of Applied Materials, Inc. for the period ended July 28, 2002, I, James C. Morgan, Chairman and Chief Executive Officer of Applied Materials, Inc., hereby certify pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

1.   this Form 10-Q for the period ended July 28, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   the information contained in this Form 10-Q for the period ended July 28, 2002 fairly presents, in all material respects, the financial condition and results of operations of Applied Materials, Inc.

Date: September 9, 2002

By:	/s/ James C. Morgan

James C. Morgan
Chairman and Chief Executive Officer

In connection with this quarterly report on Form 10-Q of Applied Materials, Inc. for the period ended July 28, 2002, I, Joseph R. Bronson, Executive Vice President, Office of the President and Chief Financial Officer of Applied Materials Inc., hereby certify pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

1.   this Form 10-Q for the period ended July 28, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   the information contained in this Form 10-Q for the period ended July 28, 2002 fairly presents, in all material respects, the financial condition and results of operations of Applied Materials, Inc.

Date: September 9, 2002

By:	/s/ Joseph R. Bronson

Joseph R. Bronson
Executive Vice President, Office of the President and Chief Financial Officer