Form 10-K
period 2002-10-27
APPLIED MATERIALS INC /DE
filed 2003-01-23
CIK 6951

APPLIED MATERIALS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 27, 2002
TABLE OF CONTENTS

PART I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders in the Fourth Fiscal Quarter of 2002

           Executive Officers of the Registrant

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

Item 14. Controls and Procedures

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

           Signatures

           Certifications

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

     (Mark one)

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 27, 2002

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
Common Stock, $.01 par value
Rights to Purchase Series A Junior Participating Preferred Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 26, 2002, based upon the closing sale price reported by the Nasdaq National Market on that date: $38,814,856,298. Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 20, 2002, based upon the closing sale price reported by the Nasdaq National Market on that date: $21,805,486,782.

Number of shares outstanding of the issuer's Common Stock, $.01 par value, as of December 20, 2002: 1,650,306,172

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for Applied Materials, Inc.'s Annual Meeting of Stockholders to be held on March 20, 2003 are incorporated by reference into Part III of this Form 10-K.

Certain information contained or incorporated by reference in this Annual Report on Form 10-K is forward-looking in nature. All statements included or incorporated by reference in this Annual Report on Form 10-K or made by management of Applied Materials, Inc. and its subsidiaries (Applied), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Applied's future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "would," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Forward-looking statements also include the assumptions that underlie such statements. Any expectations based on these forward- looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Trends, Risks and Uncertainties." These and many other factors could affect Applied's future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. All references to fiscal year apply to Applied's fiscal year, which ends on the last Sunday in October.

PART I

Item 1: Business

Organized in 1967, Applied, a Delaware corporation, develops, manufactures, markets and services semiconductor wafer fabrication equipment for the worldwide semiconductor industry. Customers for these products include semiconductor wafer manufacturers and semiconductor integrated circuit (or chip) manufacturers, who either use the chips they manufacture in their own products or sell them to other companies for use in advanced electronic components.

Most chips are built on a silicon wafer base and include a variety of circuit components, such as transistors and other devices, that are connected by multiple layers of wiring (interconnects). As the density of the circuit components is increased to enable greater computing power in the same or smaller area, the complexity of building the chip also increases, necessitating the formation of smaller structures and more intricate wiring schemes. To build a chip, the transistors, capacitors and other circuit components are first created on the surface of the wafer by performing a series of processes to deposit and remove selected film layers. Similar processes are then used to build the layers of wiring structures on the wafer. A typical, simplified process sequence for building the wiring portion of copper-based chips involves initially depositing a dielectric film layer onto the base layer of circuit components using a chemical vapor deposition (CVD) system. An etch system is then used to create openings and patterns in the dielectric layer. To form the metal wiring, these openings and patterns are subsequently filled with conducting material using physical vapor deposition (PVD) and/or electroplating technologies. A chemical mechanical polishing (CMP) step then polishes the wafer to maintain a flat surface. Additional deposition, etch and CMP steps are then performed to build up the layers of wiring needed to complete the interconnection of the circuit elements to form the chip. Advanced chip designs require about 500 steps involving these and other processes to complete the manufacturing of the wafer.

Applied operates primarily in a single industry segment for the manufacture, marketing and servicing of semiconductor wafer fabrication equipment. Applied currently manufactures systems that perform most of the primary steps in the chip fabrication process, including: atomic layer deposition (ALD), CVD, PVD, electroplating, etch, ion implantation, rapid thermal processing (RTP), CMP, wafer wet cleaning, metrology and wafer inspection. Applied's subsidiary, AKT, Inc. (AKT), manufactures CVD systems used to make flat panel displays (FPDs) that are used in notebook computers, desktop monitors, televisions and other applications. Applied's subsidiary, Etec Systems, Inc. (Etec), is a leading manufacturer of systems used to generate, etch and inspect circuit patterns on reticles used in the photolithography process. Applied also provides manufacturing facility (fab) management software to the semiconductor industry, as well as services to enhance manufacturing yields.

Most of Applied's products are single-wafer systems with multiple process chambers attached to a base platform. The simultaneous processing of several wafers enables high manufacturing productivity and precise control of the process. Applied sells most of its single-wafer, multi-chamber systems based on three main platforms: the Centura®, the Endura® and the Producer®. These platforms currently support ALD, CVD, PVD, etch and RTP technologies.

Throughout its history, the semiconductor industry has migrated to increasingly larger wafers to build chips, from 25 millimeter (mm), or one-inch, wafers to 300mm, or 12-inch, wafers. The predominant size for capacity production today is 200mm, or eight-inch, wafers. To gain the economic advantages of a larger surface area, however, the industry has begun using 300mm wafers. Applied has developed and launched a comprehensive line of systems for 300mm wafer processing for all of its core technologies, supporting more than 90 process applications. These new systems encompass almost 75 percent of the processes needed to fabricate advanced 130 nanometer (nm) and below devices on the wafer, including deposition, etch, RTP, CMP, wafer wet cleaning, ion implantation and inspection technologies.

Products

The following summarizes Applied's portfolio of products and process technologies, most of which are available for both 200mm and 300mm wafer processing.

Deposition
Deposition is a fundamental step in fabricating a chip. During deposition, a layer of either dielectric (material used as insulation between conductors) or electrically conductive (material used to carry current, typically metals) film is deposited or grown on a wafer. Applied currently provides equipment to perform the four main types of deposition: ALD, CVD, PVD and electroplating. Applied also offers certain types of dielectric deposition processes using its RTP systems.

Atomic Layer Deposition
ALD is an emerging technology in which single layers of atoms are used to build the chip. This technology enables chipmakers to deposit a very thin layer of either conducting or insulating material with uniform coverage on small, 65nm and below features. Applied offers ALD process chambers for depositing tungsten, titanium nitride (TiN) and tantulum nitride (TaN) films. In 2002, Applied introduced the Endura iCuB/S™ product, the industry's first system to integrate ALD and PVD chambers on a single platform for depositing the critical barrier and seed layers in copper interconnects.

Chemical Vapor Deposition
CVD is used by chipmakers to deposit dielectric and metal films on a wafer. During the CVD process, gases that contain atoms of the material to be deposited react on the wafer surface, forming a thin film of solid material. Films deposited by CVD may be silicon oxide, single-crystal epitaxial silicon, silicon nitride, dielectric anti-reflective coatings, low k dielectric (highly efficient insulating materials), high k dielectric (electrical charge storing materials), aluminum, titanium (Ti), TiN, polysilicon, tungsten, refractory metals or silicides. Applied offers the following CVD products and technologies:

Producer - The Producer CVD platforms feature Twin-Chamber™ modules that have two single-wafer process chambers per unit. Up to three Twin-Chamber modules can be mounted on each Producer platform, giving it a maximum processing capacity of six wafers at a time for high-throughput manufacturing. Many of Applied's dielectric CVD processes can be performed on this platform. In 2002, Applied introduced Advanced Patterning Film™, an innovative CVD hardmask film deposited with the Producer system that enables chipmakers to fabricate sub-50nm transistor gates and contact structures using standard lithography.

Ultima HDP-CVD® Centura - High-density plasma CVD (HDP-CVD) is used to fill very small, deep spaces with dielectric film. One of the processes offered on the system is fluorinated silicate glass (FSG), a film with higher insulating value than traditionally-used silicon dioxide material that enables faster chip performance. Applied's Ultima HDP-CVD Centura product is used by a number of major chipmakers for gap-fill applications, including the deposition of FSG in their advanced interconnect structures.

Low k Dielectric Films - Throughout fiscal 2002, Applied continued its programs for developing dielectric films with low k values to complement the trend of using copper material for even faster chip speeds. Applied offers several low k dielectric materials using its established CVD technologies. Black Diamond™ , a silicon-based low k dielectric film is designed for copper-based interconnect structures. A second low k dielectric, called BLOk ™ (Barrier Low k ), provides a low k solution for critical barrier layers in semiconductor devices, enabling the complete, multi-layer dielectric chip structure to benefit from low k technology.

Epitaxial Deposition - Epitaxial silicon (epitaxy or epi), used in some semiconductor devices, is a layer of pure silicon grown in a uniform crystalline structure on the wafer to form a high quality base for the device circuitry. Applied has manufactured epitaxial deposition systems for over 30 years. Applied's Epi Centura integrates pre- and post-epi processes on the system to reduce total epi production costs. In addition to silicon applications, Applied offers an Epi Centura system for silicon-germanium (SiGe) epi process technology, which can reduce power usage and increase speed in certain kinds of advanced chips.

Polysilicon Deposition - Polysilicon is a type of silicon used to form portions of the transistor structure within the semiconductor device. Applied's PolyGen™ Centura is a single-wafer, multi-chamber product that deposits thin polysilicon films at high temperatures with high productivity and process control. A variant of the system, the Polycide Centura, combines chambers for polysilicon and tungsten silicide deposition on the Centura platform in an integrated process to create transistor gate structures in memory chips. To address the challenging requirements of 130nm and below devices, Applied offers its RTP oxidation and polysilicon deposition technologies on one system called the Gate Stack Centura, which provides superior film quality, material properties and process control.

Silicon Nitride Deposition - Applied offers a single-wafer, high-temperature system to deposit silicon nitride films, called the SiNgen™ Centura. This system minimizes the amount of time the wafer is exposed to high temperatures and reduces particles while improving many areas of operating cost and productivity in critical transistor nitride layers for sub-130nm devices.

Tungsten Deposition - Tungsten is used to connect the multiple layers of wiring on aluminum-based chips. Applied's Sprint™ Plus Centura was the first system to provide integrated ALD and CVD technologies on the same platform for fabricating advanced tungsten contact structures.

Physical Vapor Deposition
PVD, also called sputtering, is a physical process in which atoms of a gas, such as argon, are accelerated at a metal target. The metal atoms chip off, or sputter away, and are then deposited on the wafer. The Endura PVD platform offers a broad range of advanced deposition processes, including aluminum, cobalt, Ti/TiN, Ta/TaN and copper (Cu). The Endura's highly flexible, multi-chamber architecture allows the integration of multiple PVD processes or combinations of metal CVD and PVD technologies on the same system. In addition to the integrated iCuB/S (ALD TaN and PVD seed) system discussed in the Atomic Layer Deposition section, the Endura's PVD Ti technology can be combined with either CVD TiN, ALD TiN or PVD TiN processes to form the critical lining layers of interconnect structures. These structures are subsequently filled with tungsten, aluminum, copper or other film materials. Advanced SIP™ (self-ionized plasma) technology for depositing critical barrier/seed films in copper-based devices and liner/barrier films in aluminum-based chips extends PVD to sub-100nm geometries.

Systems for Copper-Based Devices - A majority of process steps used in chipmaking are performed to build the interconnect, a complex matrix of microscopic wires that carry electrical signals to connect the transistor and capacitor components of a chip. Chipmakers are transitioning from using aluminum as the main conducting material for the interconnect to copper, which has lower resistance than aluminum and can carry more current in a smaller area.

Applied is a leading supplier of systems for copper-based chipmaking, with products that perform deposition of the barrier and seed layers (Endura Electra Cu® Barrier & Seed), copper fill by electroplating (Electra Cu ECP), and copper planarization by CMP (Mirra Mesa™ system). In addition, Applied makes a full line of systems for depositing and etching the dielectric layers used in the copper interconnect and for inspection and metrology.

The Endura Electra Cu Barrier & Seed system, launched in fiscal 1998, is widely used by chipmakers for fabricating copper-based chips. Using PVD technology, the system sequentially deposits the critical layers that prevent copper material from entering other areas of the device and prime the structure for subsequent deposition of bulk copper material by electroplating.

Electroplating
Electroplating is a process by which metal atoms from a chemical fluid (an electrolyte) are deposited on the surface of an object immersed in the electrolyte. Its main application is to deposit copper in interconnect wiring structures following the deposition of barrier and seed layers.

The Electra Cu ECP (electrochemical plating) system offers automated ECP chemical management technology, and its high-throughput system architecture allows the simultaneous processing of four wafers. The Electra Cu ECP product combines copper deposition with critical heat treatment and wafer edge clean processes on a single platform.

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

Applied offers systems for etching three basic types of materials: metal, silicon and dielectric films. For etching dielectric films, Applied introduced the Dielectric Etch eMax™ Entek™ Centura system in fiscal 2002. This system, an extension of Applied's eMax technology, etches low k dielectric materials found in high-performance copper-based chips.

For etching advanced conducting films, Applied's Metal Etch DPS™ II and Silicon Etch DPS™ II Centura systems offer customers the technology, productivity and reliability required for 100nm and below processing. The Transforma™ etch patterning system combines silicon etch technology with new integrated metrology capability to enable chipmakers to improve process control, device yield and overall fab cycle time for building transistor gate structures.

Ion Implantation
During ion implantation, silicon wafers are bombarded by a beam of ions, called dopants, that penetrate (or implant) the film surface to a desired depth. Implantation occurs in the transistor structure and changes the properties of the material in which the dopants are implanted to achieve a particular electrical performance.

Low-energy implant technology enables the fabrication of smaller structures and contributes to faster transistor performance. Applied's Quantum™ LEAP (low-energy advanced processing) system enables chipmakers to create thinner, more advanced transistor structures. An enhanced-performance line of high-current implanters, the Quantum II, was introduced in 2002 for sub-100nm applications.

Applied's Swift® system combines the functions of two traditional implant technologies - high-energy and medium current - in one system. This system introduces several advances in doping accuracy and wafer positioning required for the 100nm device generation.

Rapid Thermal Processing
RTP subjects a wafer to a very brief burst of intense heat that can take the wafer from room temperature to more than 1,000 degrees Celsius in less than 10 seconds. RTP is used mainly for modifying the properties of deposited films. Applied's RTP systems offer advances in temperature and ramp rate control as well as other features aimed at providing leading-edge capability for sub-130nm micron generations. These single-wafer systems are also used for growing high quality oxide and oxynitride films, deposition steps that have traditionally been assigned to furnaces. This trend to single-wafer processing versus batch furnaces is expected to continue as the industry transitions to larger 300mm wafers. In 2002, Applied introduced the Radiance™ Vantage™ system, a new streamlined platform designed for high-volume 300mm manufacturing.

Chemical Mechanical Polishing
CMP removes material from a wafer to create a flat (planarized) surface. This allows subsequent photolithography patterning steps to take place with greater accuracy and enables film layers to build up with minimal height variations. CMP is performed primarily in the interconnect structure of the chip, where it is used multiple times, and is crucial to fabricating copper-based chips to define the circuit wires that create the interconnect. Applied entered the CMP market in 1995 with its Mirra® system and has since added several important features to this product, including integrated film measurement and inspection capabilities. The Mirra Mesa system also provides customers with integrated cleaning technology. In 2002, Applied introduced a unique fixed abrasive technology on the Reflexion™ platform, enabling a slurry-free process that offers improved performance for certain polishing applications.

Wafer Wet Cleaning
Applied entered the wafer wet cleaning market in fiscal 2002 with its Oasis Clean™ system, which uses single-wafer technology to clean wafers of contaminants. The Oasis Clean system utilizes proprietary megasonics technology with unique cleaning chemistry and system architecture to offer chipmakers improved cleaning performance and reduced operating costs over batch-type systems.

Metrology and Wafer/Reticle Inspection
Applied produces several types of products that are used to inspect the wafer during various stages of the fabrication process.

Critical Dimension and Defect Review Scanning Electron Microscopes (CD-SEMs and DR-SEMs)
Scanning electron microscopes (SEMs) use an electron beam to form images of microscopic features of a semiconductor wafer at extremely high magnification. Applied provides chipmakers with full automation, along with the high accuracy and sensitivity needed for measuring advanced-generation feature sizes. Introduced in fiscal 2002, the NanoSEM™ 3D system extends CD-SEM technology beyond the measurement of critical dimensions to enable the three-dimensional imaging of chip features to more precisely control their lithography and etch processes.

DR-SEMs review defects on the wafer (i.e., particles, scratches or residues) that are first located by other detection systems and then classify the defects to identify their source. Applied's high-throughput, fully automatic SEMVision™ G2 DR-SEM enables customers to use its technology as an integral part of their production lines to analyze defects as small as 80nm.

Wafer Inspection
Using laser-based technology, defects can be detected on patterned wafers (wafers with circuit images printed on them) as they move between processing steps. Defects may include particles, open circuit lines, shorts between lines or other problems. Applied introduced the Compass™ Pro system in 2002 for detecting critical defects in devices with design rules as small as 100nm and below. The system operates with the high speed required for chipmakers' volume production lines, especially for copper-based chip manufacturing.

Process Modules
Process modules are designed to link certain Applied equipment to provide customers with a qualified, integrated and optimized production process for building microstructures on advanced chips. Applied expects these products to save customers critical process development and facility start-up time, enabling them to bring new chip technologies to market more quickly. During fiscal 2002, Applied opened a 166,000 square foot facility in Sunnyvale, California, the Maydan Process Module Technology Center, to develop its Process Module™ products.

Flat Panel Displays
The most advanced FPDs are manufactured using technologies similar to those for making semiconductors. One difference is the vastly larger area of the substrate (panel). Compared to today's largest wafers (300mm diameter), the panels can be up to 15 times larger. Applied began development of FPD process technology in 1990, beginning with a CVD process. In fiscal 2002, AKT introduced its latest CVD system, the AKT 15K CVD, which addresses FPD fab requirements for substrates larger than one square meter.

Maskmaking
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

A new system was introduced in fiscal 2001 for etching photomasks, the Tetra™ Photomask Etch system. This product uses dry etch technology to fabricate the most advanced photomasks for 100nm and below chipmaking.

Applied also supplies an inspection system to photomask manufacturers that is used to detect defects on quartz plates, called masks. These masks are used by photolithography systems to transfer microscopic circuit designs onto wafers. Since any imperfection will be replicated on the wafer, the mask must be defect-free with perfect image fidelity. The ARIS-100i™ system is an automated, ultraviolet wavelength-based advanced inspection system for masks used in 130nm and below generation devices. This system features enhanced image acquisition technology, data handling capabilities and sensitivity for advanced mask designs.

Factory Management Software
Applied's WorkStream™ and FAB300™ products are designed for semiconductor and FPD manufacturers to control and optimize facility operations. FAB300 is a wafer fab management software package specifically designed to meet the requirements of a 300mm wafer production facility. It integrates a full complement of operating modules, enabling chipmakers to manage 300mm wafer movement and equipment operation in a single, fully automated, fab-wide solution.

Customer Service and Support

Applied's customer service organization plays a critical role in Applied's ability to continuously satisfy its customers' production requirements. Approximately 3,700 trained customer engineers and process support engineers are deployed in more than a dozen countries. These engineers are usually located at or near the customers' fab sites and service over 17,500 Applied systems.

Applied's line of service products offers an innovative approach to maintaining and servicing Applied equipment in customers' fabs. With the Total Parts Management® (TPM) program, Applied offers an inventory management service for the spare parts used in its equipment at customers' fab sites. Under TPM, chipmakers no longer need to own or manage inventory for their Applied systems. A second product, called Total Support Package® (TSP), is a comprehensive equipment service solution that includes parts inventory management and maintenance with operating cost reduction and system performance improvement targets for their Applied equipment. SparesSolutions™ is an on-line customer support application that provides a simple, fast and cost-effective way for customers to obtain spare parts for their Applied systems. Launched in 2002, the Total Kit Management™ program provides customers with a convenient, cost-effective way to manage their systems' process kit service requirements. Applied also introduced in December 2002 its new Process Excursion Control™ service that combines automated data mining software with highly evolved data collection and analysis capabilities to locate and correct customers' critical yield production issues. In addition, Applied's customer service organization refurbishes, markets and sells previously used Applied systems.

Backlog

Applied's backlog increased from $2.7 billion at October 28, 2001 to $3.2 billion at October 27, 2002. Applied schedules production of its systems based on order backlog and customer commitments. Backlog includes only orders for which written authorizations have been accepted, shipment dates within 12 months have been assigned and revenue has not been recognized. In addition, backlog includes service revenue and maintenance fees to be earned within the next 12 months. However, customers may delay delivery of products or cancel orders suddenly and without notice, subject to possible cancellation penalties. Backlog adjustments for fiscal 2002 included cancellations of $473 million and currency and other adjustments of $149 million. Due to possible customer changes in delivery schedules and cancellations of orders, Applied's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. Delays in delivery schedules and/or a reduction of backlog during any particular period could have a material adverse effect on Applied's business and results of operations.

Manufacturing, Raw Materials and Supplies

Applied's manufacturing activities consist primarily of assembling various commercial and proprietary components into finished systems in Austin, Texas. Applied also has manufacturing operations in Santa Clara, California; Hayward, California; Hillsboro, Oregon; Horsham, England; and Rehovot, Israel. Production requires some raw materials and a wide variety of mechanical and electrical components to be manufactured to Applied's specifications. Applied uses numerous vendors to supply parts, components and subassemblies (collectively, "parts") for the manufacture and support of its products. Although Applied makes reasonable efforts to assure that parts are available from multiple qualified suppliers, this is not always possible; accordingly, some key parts may be obtained only from a single supplier or a limited group of suppliers. Applied has sought, and will continue to seek, to minimize the risk of production and service interruptions and/or shortages of key parts by: 1) selecting and qualifying alternative suppliers for key parts; 2) monitoring the financial stability of key suppliers; and 3) maintaining appropriate inventories of key parts.

Research, Development and Engineering

Applied's long-term growth strategy requires continued development of new manufacturing products. Applied's significant investment in research, development and engineering (RD&E) has generally enabled it to deliver new products and technologies before the emergence of strong demand, thus allowing customers to incorporate these products into their manufacturing plans at an early stage in the technology selection cycle. Applied works closely with its global customers to design systems and processes that meet their planned technical and production requirements. Engineering organizations are located in the United States, the United Kingdom, Israel and Japan, with process support and customer demonstration laboratories in the United States, the United Kingdom, Israel, Japan and Taiwan.

Applied invested $1.1 billion (11.6 percent of net sales) for fiscal 2000, $1.2 billion (16.3 percent of net sales) for fiscal 2001 and $1.1 billion (20.8 percent of net sales) for fiscal 2002 in RD&E for product development and engineering programs to create new product lines and improve existing technologies. Applied has spent an average of 15.3 percent of net sales on RD&E over the last five years. In addition to RD&E for specific product technologies, Applied maintains ongoing programs in software, automation control systems, materials research and environmental control that have applications to its products. Key activities during fiscal 2002 included development of wafer fabrication equipment for smaller chip feature sizes, copper-based devices and 300mm wafers.

Marketing and Sales

Because of the highly technical nature of its products, Applied markets and sells its products worldwide through a direct sales force. For fiscal 2002, net sales to customers in each region as a percentage of Applied's total net sales were: North America (primarily the United States) 26 percent, Taiwan 24 percent, Japan 15 percent, Europe 13 percent, Asia-Pacific (including China) 13 percent and Korea nine percent. Applied's business is usually not seasonal in nature, but it is cyclical based on the capital equipment investment patterns of major semiconductor manufacturers. These expenditure patterns are based on many factors, including anticipated market demand for integrated circuits, the development of new technologies and global and regional economic conditions.

Information on net sales to unaffiliated customers and long-lived assets attributable to Applied's geographic regions is included in Note 11 of Notes to Consolidated Financial Statements. No individual customer accounted for more than 10 percent of Applied's net sales for fiscal 2000. Intel Corporation accounted for 12.2 percent of Applied's net sales for fiscal 2001 and 10.1 percent of Applied's net sales for fiscal 2002.

Competition

The global semiconductor equipment industry is highly competitive and is characterized by increasingly rapid technological advancements and demanding worldwide service requirements. Applied's ability to compete depends on its ability to commercialize its technology and continually improve its products, processes and services, as well as its ability to develop new products that meet constantly evolving customer requirements. Significant competitive factors for succeeding in the semiconductor manufacturing equipment market include the equipment's technical capability, productivity and cost-effectiveness, overall reliability, ease of use and maintenance, contamination and defect control, and the level of technical service and support provided by the vendor. The importance of each of these factors varies depending on the specific customer's needs and criteria, including considerations such as the customer's process application, product requirements, timing of the purchase and particular circumstances of the purchasing decision. The pace of technological change is rapid, with customers continually moving to smaller critical dimensions and larger wafer sizes and adopting new materials for use in semiconductor manufacturing. Sometimes, existing technology can be adapted to the new requirements; however, these requirements sometimes create the need for an entirely new technical approach. The rapid pace of technological change continually creates opportunities for existing competitors and start-ups, and can quickly diminish the value of existing technologies.

Substantial competition exists for each of Applied's products. Competitors range from small companies that compete with a single innovative product to companies with a large and diverse line of semiconductor processing products. Competitors in a given technology tend to have different degrees of market presence in the various regional markets. Management believes that Applied is a strong competitor and that its competitive position is based on the ability of its products and services to continue to address customer requirements. Success for Applied will require a continued high level of investment in RD&E and in sales, marketing and customer support activities.

Patents and Licenses

Management believes that Applied's competitive position is significantly dependent upon skills in engineering, manufacturing and marketing, and not just on its patent position. However, protection of Applied's technology assets by obtaining and enforcing patents is important. Therefore, Applied has a program to file patent applications in the U.S. and other countries for inventions that Applied considers significant. Applied has a number of patents in the U.S. and other countries, and additional applications are pending for new developments in its equipment and processes. Applied does not consider its business materially dependent upon any one patent, although taken as a whole, the rights of Applied and the products made and sold under patents are a significant element of Applied's business. In addition to patents, Applied also possesses other proprietary intellectual property, including trademarks, know-how, trade secrets and copyrights.

Applied enters into patent and technology licensing agreements with other companies when management determines that it is in its best interest to do so. Applied pays royalties under existing patent license agreements for the use, in several of its products, of certain patented technologies that are licensed to Applied for the life of the patents. Applied also receives royalties from licenses granted to third parties. Royalties received from third parties are not expected to be material.

In the normal course of business, Applied from time to time receives and makes inquiries regarding possible patent infringement. In dealing with such inquiries, it may become necessary or useful for Applied to obtain or grant licenses or other rights. However, there can be no assurance that such licenses or rights will be available to Applied on commercially reasonable terms. If Applied is not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms and/or successfully prosecute or defend its position, Applied's business, financial condition and results of operations could be materially and adversely affected.

Environmental Matters

Two of Applied's locations have been designated as environmental cleanup sites. In 1987, the United States Environmental Protection Agency designated one of the locations, in Santa Clara, California, as a Superfund site and named Applied as a "Responsible Party." Cleanup activities have been underway since 1984. The California Regional Water Quality Control Board has designated Applied as a "Discharger" with respect to the other site in Sunnyvale, California. Applied was named a Discharger at the Sunnyvale site because it currently owns the site in question, although prior owners and operators are being required to perform cleanup and monitoring activities. Neither compliance with federal, state and local provisions regulating discharge of materials into the environment, nor remedial agreements or other actions relating to the environment, has had, or is expected to have, a material effect on Applied's capital expenditures, competitive position, financial condition or results of operations.

Employees

None of Applied's employees are represented by a trade union, and management considers its relations with employees to be good. In the high-technology industry, competition for highly-skilled employees is intense. Applied believes that its future success is highly dependent upon on its continued ability to attract and retain qualified employees. There can be no assurance that Applied will be able to attract, hire, assimilate and retain a sufficient number of qualified people. At October 27, 2002, Applied employed 16,077 regular employees. On November 4, 2002, Applied announced a headcount reduction of approximately 1,750 positions, or 11 percent of its global workforce, in response to the continuing downturn in the semiconductor industry.

Available Information

Applied's Web site is http://www.appliedmaterials.com. Applied makes available free of charge, on or through its Web site, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (SEC). Information contained on Applied's Web site is not part of this report.

Item 2: Properties

Information concerning Applied's principal properties at October 27, 2002 is set forth below:

                                                                   Square        Owner-
       Location             Type             Principal Use         Footage        ship
---------------------- --------------  ------------------------- --------------- -------

 Santa Clara, CA....   Office, plant   Headquarters, Marketing,   1,465,000      Owned
                       & Warehouse     Manufacturing,             2,457,000  (1) Leased
                                       Distribution,
                                       Research and Engineering

 Austin, TX.........   Office, plant   Manufacturing              1,696,000      Owned
                       & Warehouse                                  523,000      Leased

 Rehovot, Israel....   Office, plant   Manufacturing, Research      385,000      Owned
                       & Warehouse     and Engineering

 Hsinchu, Taiwan....   Office, plant   Research and Engineering,     81,000      Owned
                       & Warehouse     Customer Support             290,000      Leased

 Hayward, CA........   Office, plant   Manufacturing, Research      360,000      Leased
                       & Warehouse     and Engineering

 Narita, Japan......   Office, plant   Research and Engineering,    227,000  (2) Owned
                       & Warehouse     Customer Support

 Singapore..........   Office & plant  Customer Support             200,000      Owned

 Hillsboro, OR......   Office, plant   Manufacturing, Research      177,000      Leased
                       & Warehouse     and Engineering

 Tainan, Taiwan.....   Office, plant   Customer Support             148,000      Owned
                       & Warehouse

 Horsham, England...   Office, plant   Manufacturing, Research      127,000      Leased
                       & Warehouse     and Engineering

 Chunan, Korea......   Office, plant   Customer Support             114,000      Owned
                       & Warehouse
----------------------
(1) Includes approximately 459,000 square feet that is currently being subleased.
(2) Subject to loans of $21 million, collateralized by property and equipment with a net book value of $46 million at October 27, 2002.

In addition to the above properties, Applied leases office space for sales and customer support offices in 97 locations throughout the world: 32 in North America (primarily the United States), two in Taiwan, 27 in Japan, 20 in Europe, eight in Korea and eight in Asia-Pacific (including China).

At October 27, 2002, the following facilities have not yet been completed and placed in service: 1) 380,000 square feet in Austin, Texas; 2) 280,000 square feet in Danvers, Massachusetts; and 3) buildable land that can accommodate up to 855,000 square feet in Santa Clara, California.

In addition, Applied owns: 1) 96 acres of buildable land in Texas that can accommodate approximately 1,464,000 square feet of additional building space; 2) 26 acres in Oregon that can accommodate approximately 396,000 square feet of additional building space; 3) 13 acres in California that can accommodate approximately 392,000 square feet of additional building space; and 4) nine acres in Japan that can accommodate approximately 766,000 square feet of additional building space. Applied also leases: 1) 13 acres in Taiwan that can accommodate approximately 271,000 square feet of additional building space; and 2) 10 acres in Israel that can accommodate approximately 159,000 square feet of additional building space. This additional building space is intended to satisfy Applied's current and future needs.

Applied is productively utilizing substantially all of the above facilities, and considers the above facilities suitable and adequate to meet its requirements.

Item 3: Legal Proceedings

Novellus
After Varian Associates, Inc. (Varian) failed to respond to requests by Applied to discuss certain patent issues, on June 13, 1997, Applied filed a lawsuit against Varian captioned Applied Materials, Inc. v. Varian Associates, Inc. (case no. C-97-20523-RMW) in the United States District Court for the Northern District of California, alleging infringement of several of Applied's patents concerning PVD technology. On July 7, 1997, Applied amended that action to allege infringement of those same Applied PVD patents against Novellus Systems, Inc. (Novellus) and to add Novellus as a defendant, as a result of Novellus' acquisition of Varian's thin film systems PVD business. On June 23, 1997, Novellus filed a separate lawsuit against Applied captioned Novellus Systems, Inc. v. Applied Materials, Inc. (case no. C-97-20551-EAI) in the United States District Court for the Northern District of California, alleging infringement by Applied of several PVD technology patents that were formerly owned by Varian. Novellus seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys' fees. In September 2000, Applied and Varian settled their disputes, and on October 3, 2000, Applied's claims against Varian and Varian's claims and counterclaims against Applied were dismissed with prejudice with respect to the Inova system as it was made and sold as of May 7, 1997. The litigation with Novellus continues. Fact discovery has closed in the actions. The court has set a trial date of May 27, 2003. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

Plasma Physics
On April 17, 2000, Applied filed a lawsuit against Plasma Physics Corp. (PPC) and Solar Physics Corp. (SPC) in the United States District Court for the Eastern District of New York, captioned Applied Materials, Inc. v. Plasma Physics Corp., Solar Physics Corp. and John Coleman (case no. 00-2199(LDW)). The lawsuit sought a judicial declaration that Applied's CVD equipment does not infringe two patents owned by PPC and exclusively licensed to SPC and/or that those patents are invalid or unenforceable. On July 31, 2000, PPC and SPC answered the complaint and filed a conditional counterclaim alleging that Applied had contributed to or induced others to infringe the two patents. PPC and SPC sought an injunction prohibiting infringement by Applied and an award of costs, expenses and attorneys' fees. The counterclaim was conditional because PPC and SPC stated that they would not sue Applied for infringement of the two patents if the Court dismisses the lawsuit initiated by Applied for lack of subject matter jurisdiction. The Court subsequently denied without prejudice PPC's and SPC's motion to dismiss the lawsuit for lack of subject matter jurisdiction, but stated that PPC and SPC could renew the motion to dismiss, if appropriate, after further discovery. On September 13, 2001, Applied filed an amended complaint adding two new causes of action to the existing declaratory judgment claims. The new claims alleged that PPC and SPC violated the Lanham Act and engaged in unfair competition by willfully making false or misleading statements about Applied's equipment. On April 30, 2002, the parties settled the case and the Court dismissed with prejudice the claims that were brought in the litigation and any claim or counterclaim that could have been brought in the litigation.

U.S. Department of Justice, Antitrust Division
In September 2000, Applied received notice from the Department of Justice, Antitrust Division, that it had begun an investigation into Applied's licensing of technology. On February 25, 2002, the Department of Justice notified Applied that the investigation has been closed.

Axcelis Technologies
On January 8, 2001, Axcelis Technologies, Inc. (Axcelis), formerly a subsidiary of Eaton Corporation, filed a lawsuit in the United States District Court for the District of Massachusetts, captioned Axcelis Technologies, Inc. v. Applied Materials, Inc. (case no. 01-10029 DPW). The lawsuit alleges that Applied infringes a patent concerning ion implantation owned by Axcelis. The complaint also alleges various Massachusetts state and common law tortious interference and unfair competition claims. Axcelis seeks a preliminary and permanent injunction, damages, costs and attorneys' fees. On April 12, 2001, Applied answered the complaint by denying all allegations and counterclaimed for declaratory judgment of invalidity and non- infringement, and violations of various unfair and deceptive trade practices laws. Applied seeks damages, a permanent injunction, costs and attorneys' fees. Fact and expert discovery have closed. On December 10, 2002, the Court issued a ruling interpreting the claims of the patent. Summary judgment motions have been filed and are pending before the Court. No trial date has been set. Applied believes it has meritorious defenses and counterclaims to the action and intends to pursue them vigorously.

Linear Technology
On March 2, 2001, Linear Technology Corp. (LTC) filed a third party complaint against Applied in the United States District Court for the Eastern District of Texas, captioned Texas Instruments, Inc. v. Linear Technology Corp. v. Applied Materials, Inc. (case no. 2-01-CV4 (DF)). The complaint against Applied alleged that Applied is obligated to indemnify LTC and defend LTC for certain claims in the underlying patent infringement lawsuit brought by Texas Instruments, Inc. (TI) against LTC. The complaint also alleged claims for breach of contract, breach of warranty, and various unfair business practices. In the complaint, LTC alleged that, before LTC purchased certain equipment from Applied, Applied failed to disclose to LTC that TI previously had won a jury verdict against Hyundai Electronics Industries Co., Ltd. (Hyundai) for patent infringement based on Hyundai's use of certain semiconductor equipment including some Applied tools. LTC's Texas lawsuit against Applied sought indemnification and damages from Applied and an order requiring Applied to defend LTC in the underlying lawsuit with TI. On January 15, 2002, the Court granted TI's motion to sever Applied and the other third party defendants from the action and dismissed LTC's action against Applied and the other third party defendants without prejudice. On March 12, 2002, LTC filed a complaint against Applied in the Superior Court for the County of Santa Clara, captioned Linear Technology Corp. v. Applied Materials, Inc., Novellus Systems, Inc. and Tokyo Electron Ltd., (case no. CV806004) alleging claims for breach of contract, fraud and deceit, negligent misrepresentation, suppression of fact, unfair competition, breach of warranty, express contractual indemnity, implied equitable indemnity and declaratory relief. On November 12, 2002, LTC filed an amended complaint in the Santa Clara action asserting essentially the same claims as in the original complaint but adding an additional assertion that LTC and TI have settled their litigation. In the amended compliant, LTC seeks damages, punitive damages, injunctive relief and restitution. LTC also seeks costs and attorneys' fees including costs and attorneys' fees for the TI litigation. LTC has also asserted similar claims against certain other semiconductor equipment manufacturers. Applied has answered the complaint by denying all allegations. No trial date has been set. Applied believes that it has meritorious defenses and intends to pursue them vigorously.

Semitool
On June 11, 2001, Semitool, Inc. (Semitool) filed a lawsuit against Applied in the United States District Court for the Northern District of California, captioned Semitool, Inc. v. Applied Materials, Inc. (case no. CV-01-2277 CRB). The lawsuit alleged that Applied infringed a patent concerning seed repair and electroplating owned by Semitool. Semitool sought a preliminary and permanent injunction, damages, costs and attorneys' fees. On July 12, 2001, before Applied had answered the complaint, Semitool voluntarily dismissed its action against Applied in the Northern District of California. On the same day, Semitool filed a substantially identical action against Applied in the United States District Court for the District of Oregon captioned Semitool, Inc. v. Applied Materials, Inc. (case no. CV'01-1066 AS). On July 13, 2001, Applied filed a declaratory judgment action against Semitool in the Northern District of California captioned Applied Materials, Inc. v. Semitool, Inc. (case no. CV-01-2673 BZ). In that action, Applied seeks a declaration that Applied has not infringed the Semitool patent and that Semitool's patent is invalid and unenforceable. Applied also seeks costs and attorneys' fees. The California Court has ordered Applied's action against Semitool transferred to the District of Oregon. The actions are proceeding together in Oregon. Semitool has also asserted similar claims against certain other semiconductor equipment manufacturers. Discovery is ongoing. The Oregon Court has issued an order interpreting the patent claims and has rescheduled the trial date from June 30, 2003 to February 3, 2004. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

David Scharf
On July 31, 2001, David Scharf, an individual, filed a lawsuit against Applied in the United States District Court for the Central District of California, captioned David Scharf v. Applied Materials, Inc. (case no. 01-06580 AHM). The lawsuit alleges that Applied has infringed, has induced others to infringe and has contributed to others' infringement of a patent concerning color synthesizing scanning electron microscope technology. Mr. Scharf seeks a preliminary and permanent injunction, damages and costs. Applied has answered the complaint and counterclaimed for declaratory judgment of non-infringement and invalidity. On May 10, 2002, Mr. Scharf filed a request for re-examination of his own patent. On June 26, 2002, the case was removed from the Court's active docket after the parties stipulated to stay the case pending the results of that re-examination. On July 11, 2002, Applied filed its own request for re-examination of Mr. Scharf's patent with the Patent and Trademark Office, which was granted on September 19, 2002. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

ASMI
On August 27, 2002, ASM America, Inc. and ASM International, N.V. (collectively "ASMI") filed a lawsuit against Applied in the United States District Court for the District of Arizona, captioned ASM America, Inc. and ASM International, N.V. v. Applied Materials, Inc. (case no. Civ'02 1660 PHX SMM). The lawsuit seeks a judicial declaration that ASMI does not infringe six patents belonging to Applied that relate to remote cleaning of CVD chambers and to deposition of silicon nitride. The suit also seeks a judicial declaration that two of those six patents are invalid. On December 16, 2002, Applied responded to the complaint by denying the allegations and counterclaimed by seeking a declaratory judgment of infringement and validity of two of the patents related to remote cleaning of CVD chambers. Applied seeks damages, a preliminary and permanent injunction, costs and attorneys' fees. Applied also moved to dismiss the complaint with respect to four of the patents and moved for a more definitive statement with respect to two of ASMI's causes of action. No trial date has been set. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

Robert Bosch GmbH
On October 10, 2002, Robert Bosch GmbH (Bosch), a German company, filed a lawsuit against Applied in the United States District Court for the District of Delaware, captioned Robert Bosch GmbH v. Applied Materials, Inc. (civil action no. 02-1523). The lawsuit alleges that Applied infringes two patents owned by Bosch related to anisotrophic etching. Bosch seeks a preliminary and permanent injunction, damages, costs and attorneys' fees. Applied has not been served with the complaint and has therefore not answered. No trial date has been set. Applied believes it has meritorious defenses and intends to pursue them vigorously.

From time to time, Applied receives notification from customers claiming that such customers are entitled to indemnification or other obligations from Applied related to infringement claims made against the customers by third parties. In addition, Applied is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, Applied does not believe that any of these other existing legal matters will have a material adverse effect on its financial condition or results of operations.

Item 4: Submission of Matters to a Vote of Security Holders in the Fourth Fiscal Quarter of 2002

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and notes set forth information about Applied's five executive officers:

   Name of Individual                   Capacities in which Served
------------------------- -------------------------------------------------------

  James C. Morgan(1)....  Chairman and Chief Executive Officer

  Dan Maydan(2).........  President and Director

  Joseph R. Bronson(3)..  Executive Vice President, Global Executive Committee
                          and Chief Financial Officer

  Sasson Somekh(4)......  Executive Vice President, Chairman, Global Executive Committee

  David N.K. Wang(5)....  Executive Vice President, Global Executive Committee
------------

(1) Mr. Morgan, age 64, has been Chief Executive Officer since 1977 and Chairman of the Board of Directors since 1987. Mr. Morgan also served as President from 1976 to 1987.

(2) Dr. Maydan, age 67, was appointed President in December 1993 and has been a member of the Board of Directors since 1992. Dr. Maydan served as Executive Vice President from 1990 to December 1993. Prior to that, Dr. Maydan had been Group Vice President since February 1989. Dr. Maydan joined Applied in 1980 as Director of Technology.

(3) Mr. Bronson, age 54, was appointed Executive Vice President in December 2000 and to the Global Executive Committee, which took the place of the Office of the President in October 2002, and has been Chief Financial Officer since January 1998. Mr. Bronson also served in the Office of the President from January 1998 to October 2002, as Senior Vice President and Chief Administrative Officer from 1998 to 2000 and Group Vice President from 1994 to 1998. Prior to that, Mr. Bronson had been Vice President since November 1990. Mr. Bronson joined Applied in 1984 as Corporate Controller.

(4) Dr. Somekh, age 56, was appointed Executive Vice President in December 2000 and Chairman, Global Executive Committee, which took the place of the Office of the President in October 2002. Dr. Somekh served in the Office of the President from January 1998 to October 2002, as Senior Vice President from 1993 to 2000 and Group Vice President from 1990 to 1993. Prior to that, Dr. Somekh had been a divisional Vice President. Dr. Somekh joined Applied in 1980 as a Project Manager.

(5) Dr. Wang, age 56, was appointed Executive Vice President in December 2000 and to the Global Executive Committee, which took the place of the Office of the President in October 2002. Dr. Wang served in the Office of the President from January 1998 to October 2002, as Senior Vice President from 1993 to 2000 and Group Vice President from 1990 to 1993. Prior to that, Dr. Wang had been a divisional Vice President. Dr. Wang joined Applied in 1980 as Manager, Process Engineering and Applications.

PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

The following table sets forth the high and low closing sale prices as reported on the Nasdaq National Market, as adjusted to reflect a two-for-one stock split in the form of a 100 percent stock dividend, effective April 16, 2002.

Fiscal year ended                   2001               2002
---------------------------  -----------------  -----------------
                               High     Low       High     Low
---------------------------  -------- --------  -------- --------

First quarter.............    $26.56   $17.69    $23.34   $16.63
Second quarter............    $29.37   $18.91    $27.76   $20.66
Third quarter.............    $28.76   $20.98    $27.31   $14.23
Fourth quarter............    $25.00   $13.75    $16.17   $10.35
---------------------------  -------- --------  -------- --------

Applied's common stock is traded on the Nasdaq National Market under the symbol AMAT. As of December 20, 2002, there were approximately 6,977 directly registered holders of record of the common stock.

To date, Applied has not declared or paid cash dividends to its stockholders. Applied has no plans to declare and pay cash dividends.

Item 6: Selected Financial Data

Fiscal year ended(1)                           1998(2)     1999(2)     2000(2)       2001        2002
------------------------------------------ ----------- ----------- ------------ ------------ ------------
(Dollars in thousands, except per share amounts)

Net sales..................................$4,330,014  $5,096,302   $9,564,412   $7,343,248   $5,062,312
Gross margin...............................$2,016,313  $2,419,219   $4,855,728   $3,252,033   $2,056,661
    (% of net sales).......................      46.6        47.5         50.8         44.3         40.6
Research, development and engineering......  $697,291    $740,114   $1,107,922   $1,198,799   $1,052,269
    (% of net sales).......................      16.1        14.5         11.6         16.3         20.8
Marketing, selling, general and
    administrative.........................  $626,311    $695,296     $960,753     $901,924     $708,955
    (% of net sales).......................      14.5        13.6         10.0         12.3         14.0
Income from continuing operations before
    income taxes, equity in net
    income/(loss) of joint venture and
    cumulative effect of change
    in accounting principle................  $508,693  $1,023,344   $2,947,844   $1,103,802     $340,511
Effective tax rate (%).....................      34.0        32.3         30.0         29.8         21.0
Income from continuing operations before
    cumulative effect of change
    in accounting principle(3).............  $298,665    $726,679   $2,063,552     $775,228     $269,004
    (% of net sales).......................       6.9        14.3         21.6         10.6          5.3
Cumulative effect of change in accounting
    principle, net of tax(2)...............     $  --       $  --        $  --    ($267,399)       $  --
Net income(4)..............................  $277,669    $747,675   $2,063,552     $507,829     $269,004

Earnings per diluted share(5):
    Continuing operations..................     $0.19       $0.44        $1.20        $0.46        $0.16
    Discontinued operations................     (0.01)       0.01           --           --           --
    Cumulative effect of change
       in accounting principle.............        --          --           --        (0.16)          --
                                           ----------- ----------- ------------ ------------ ------------
    Total..................................     $0.18       $0.45        $1.20        $0.30        $0.16
Weighted average common shares and
    equivalents(5) (in thousands).......... 1,573,192   1,641,160    1,718,338    1,694,658    1,701,557
---------------------------------------------------------------------------------------------------------
Order backlog..............................$1,045,567  $1,739,270   $4,381,768   $2,725,406   $3,190,459
Working capital............................$2,595,741  $3,579,223   $6,079,436   $6,249,358   $6,571,337
Current ratio..............................       3.1         3.1          3.2          5.1          5.4
Long-term debt.............................  $616,572    $584,357     $573,126     $564,805     $573,853
Stockholders' equity.......................$3,367,290  $4,575,258   $7,104,348   $7,606,737   $8,019,649
Book value per share(5)....................     $2.20       $2.88        $4.37        $4.66        $4.87
Total assets...............................$5,288,206  $7,014,510  $10,545,730   $9,828,510  $10,224,765
Capital expenditures, net of retirements...  $464,372    $219,657     $383,255     $710,620     $417,080
Regular employees..........................    13,179      13,831       19,220       17,365       16,077
---------------------------------------------------------------------------------------------------------

(1) Each fiscal year ended on the last Sunday in October.

(2) Effective the first fiscal quarter of 2001, Applied implemented the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." For periods prior to fiscal 2001, data was not available to provide pro forma information as if the change in accounting principle were applied retroactively. For further details, see Note 1 of Notes to Consolidated Financial Statements.

(3) Income from continuing operations before cumulative effect of change in accounting principle included net one-time items, on an after-tax basis, of: $165,093 expense for fiscal 1998 related to restructuring charges, write-down of impaired asset and acquired in-process research and development expense, offset by income from a litigation settlement; $30,248 expense for fiscal 1999 related to acquired in-process research and development expense, acquisition expenses and restructuring charges, offset by income from a litigation settlement; $9,911 income for fiscal 2000 related to income from a litigation settlement, offset by acquisition expenses; $158,871 expense for fiscal 2001 related to restructuring charges and acquired in-process research and development expense; and $67,528 expense for fiscal 2002 related to restructuring charges and acquired in-process research and development expense. For further details, see Notes 6 and 7 of Notes to Consolidated Financial Statements.

(4) In addition to the net one-time items included in income from continuing operations before cumulative effect of change in accounting principle, net income also included after-tax expense of $20,996 from discontinued operations for fiscal 1998, after-tax income of $20,996 from the reversal of provision for discontinuance of joint venture subsequently retained for fiscal 1999 and after-tax expense of $267,399 from a cumulative effect of change in accounting principle related to the implementation of SAB 101 for fiscal 2001.

(5) Amounts prior to fiscal 2002 have been restated to reflect a two-for-one stock split in the form of a 100 percent stock dividend, effective April 16, 2002.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Applied develops, manufactures, markets and services semiconductor wafer fabrication equipment for the worldwide semiconductor industry. Demand for Applied's products can change significantly from period to period as a result of numerous factors, including, but not limited to, changes in: 1) global economic conditions; 2) supply and demand for semiconductors; 3) the profitability of semiconductor manufacturers; 4) advanced technology and/or capacity requirements of semiconductor manufacturers; and 5) relative competitiveness of Applied's products and services. For this and other reasons, Applied's results of operations for fiscal 2000, 2001 and 2002 may not necessarily be indicative of future operating results.

Effective the first fiscal quarter of 2001, Applied implemented the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." For periods prior to fiscal 2001, data was not available to provide pro forma information as if the change in accounting principle were applied retroactively. For further details, see Note 1 of Notes to Consolidated Financial Statements.

Net Sales
Applied's business was subject to cyclical industry conditions in fiscal 2000, 2001 and 2002. As a result of these conditions, there were significant fluctuations in Applied's quarterly new orders and net sales, both within and across fiscal years. Demand for semiconductor manufacturing equipment has historically been volatile as a result of sudden changes in semiconductor supply and demand and other factors, including rapid technological advances in both semiconductor devices and wafer fabrication processes.

Quarterly financial information follows:

                                                Fiscal Quarter
                                 ---------------------------------------  Fiscal
                                   First    Second     Third    Fourth     Year
-------------------------------- --------- --------- --------- --------- ---------
(In millions, except per share amounts)

2000(1):
  New orders..................     $2,454    $2,928    $3,275    $3,601   $12,258
  Net sales...................     $1,722    $2,190    $2,732    $2,920    $9,564
  Gross margin................       $857    $1,098    $1,392    $1,509    $4,856
  Net income(2)...............       $327      $469      $604      $664    $2,064
  Earnings per diluted share..      $0.19     $0.27     $0.35     $0.39     $1.20
-------------------------------- --------- --------- --------- --------- ---------
2001:
  New orders..................     $2,430    $1,353    $1,208    $1,106    $6,097
  Net sales...................     $2,363    $2,139    $1,576    $1,265    $7,343
  Gross margin................     $1,143      $985      $655      $469    $3,252
  Income/(loss) from operations
    before cumulative effect
    of change in
    accounting principle(3)...       $424      $318      $115      ($82)     $775
  Net income/(loss)(4)........       $157      $318      $115      ($82)     $508
  Earnings/(loss) per
    diluted share.............      $0.09     $0.19     $0.07    ($0.05)    $0.30
-------------------------------- --------- --------- --------- --------- ---------
2002:
  New orders..................     $1,119    $1,688    $1,778    $1,557    $6,142
  Net sales...................     $1,000    $1,156    $1,460    $1,446    $5,062
  Gross margin................       $386      $463      $606      $602    $2,057
  Net income/(loss)(3)........       ($45)      $52      $115      $147      $269
  Earnings/(loss) per
    diluted share.............     ($0.03)    $0.03     $0.07     $0.09     $0.16
-------------------------------- --------- --------- --------- --------- ---------
(1) Fiscal 2000 amounts have not been restated in accordance with SAB 101, which was implemented in fiscal 2001. Data was not available to provide pro forma information as if the change in accounting principle was applied retroactively.

(2) Net income included one-time items, on an after-tax basis, of $10 million of income for the second fiscal quarter of 2000.

(3) Income/(loss) from operations before cumulative effect of change in accounting principle included one-time expenses, on an after-tax basis, of $41 million for the second fiscal quarter of 2001, $13 million for the third fiscal quarter of 2001 and $105 million for the fourth fiscal quarter of 2001. Net income/(loss) included one-time expenses, on an after-tax basis, of $68 million for the first fiscal quarter of 2002.

(4) In addition to the net one-time items included in income/(loss) from operations before cumulative effect of change in accounting principle, net income/(loss) also included an after-tax expense of $267 million from a cumulative effect of change in accounting principle for the first fiscal quarter of 2001.

Net sales by geographic region were as follows:

Fiscal year ended        2000      2001      2002
-------------------- --------- --------- ---------
(In millions)

North America*....     $2,598    $2,131    $1,328
Taiwan............      2,317     1,109     1,238
Japan.............      1,509     1,876       757
Europe............      1,430     1,085       660
Korea.............        868       449       443
Asia-Pacific**....        842       693       636
-------------------- --------- --------- ---------
                       $9,564    $7,343    $5,062
-------------------- --------- --------- ---------

*     Primarily the United States.
**   Includes China

In fiscal 2000, the semiconductor and semiconductor manufacturing equipment industries were in a period of expansion, and Applied achieved record levels of new orders, net sales and net income for this period. However, during the first fiscal quarter of 2001, slowing worldwide demand for semiconductors resulted in a rapid decline in demand for manufacturing equipment. Inventory buildups in telecommunication products, slower than expected personal computer sales and slower global economic growth caused semiconductor companies to reevaluate their capital spending and reschedule or cancel existing orders. This decline in demand deepened sequentially throughout fiscal 2001 and the first fiscal quarter of 2002 into a severe industry downturn due to continued weakness in the macro-economic climate and consumption of electronic goods, which resulted in further capital spending cutbacks by Applied's customers. As a result of these factors, net sales declined 23 percent from $9.6 billion for fiscal 2000 to $7.3 billion for fiscal 2001. Also included in fiscal 2001 net sales was $642 million of revenue that was recognized as part of the cumulative effect of implementing the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements."

Net sales declined 31 percent from $7.3 billion for fiscal 2001 to $5.1 billion for fiscal 2002. The decline in demand for Applied's products continued into the first fiscal quarter of 2002. In the second fiscal quarter of 2002, customers began to order equipment for 200mm advanced capacity to satisfy demand driven by consumer-related and wireless devices. Customers ordered 200mm capacity for this increase in demand as their transition to 300mm equipment was not yet complete. Customers also continued to place technology orders to invest in 300mm wafer processing, copper and smaller line-width technologies. However, second quarter demand levels proved to be unsustainable as the global economic environment weakened through the middle of the year, and customers reduced their level of capacity spending accordingly while maintaining advanced technology spending. Net sales peaked in the third fiscal quarter of 2002 and flattened in the fourth fiscal quarter of 2002. Included in fiscal 2002 net sales was the remaining $9 million of revenue that was recognized as part of the cumulative effect of implementing SAB 101.

Gross Margin
Gross margin as a percentage of net sales decreased from 50.8 percent for fiscal 2000 to 44.3 percent for fiscal 2001, and to 40.6 percent for fiscal 2002. During fiscal 1999 and 2000, Applied experienced unprecedented new order and revenue growth. Accordingly, Applied expanded its manufacturing facilities during these periods to accommodate current and anticipated growth. The decreased business volume for fiscal 2001 and 2002 due to the industry downturn was insufficient to fully absorb the overhead costs of these facilities, resulting in lower gross margins for fiscal 2001 and 2002. The decrease in fiscal 2002 gross margin was also attributable to customer service and support activities, primarily startup costs associated with a new spare parts distribution system and excess overhead resulting from the decline in system installations.

Research, Development and Engineering
Applied's future operating results depend, to a considerable extent, on its ability to maintain a competitive advantage in the products and services it provides. Applied believes that it is critical to continue to make substantial investments in RD&E to assure the availability of innovative technology that meets the current and projected requirements of its customers' most advanced chip designs. Applied has historically maintained its commitment to investing in RD&E, especially during industry downturns, in order to continue to offer new products and technologies. As a result, RD&E expenses remained relatively flat at $1.1 billion (11.6 percent of net sales) for fiscal 2000, $1.2 billion (16.3 percent of net sales) for fiscal 2001, and $1.1 billion (20.8 percent of net sales) for fiscal 2002. Product development cycles range from 12 to 36 months depending on whether the tool development is an enhancement of existing technology or a new product area. Most of Applied's existing product lines are the result of internal product development activities. In certain instances, Applied acquires technologies in either existing areas of development or new product opportunities to complement its existing technology capabilities and to reduce time to market for market entry and penetration. Throughout the periods covered by this report, Applied has been investing in its new Process Module products to provide customers with a qualified, integrated and optimized production process flow for building microstructures on advanced chips. Process modules are designed to link certain Applied equipment to deliver an integrated process application to the customer for wafer processing.

During fiscal 2001, Applied continued its development of technologies for copper and low k-based chips and 300mm wafers, as well as focused efforts on the core technologies that will be required for chipmakers to begin development of 100nm generation devices. Areas of increased investment included maskmaking technology, metrology and inspection, ion implantation, and products for depositing and etching new materials.

In fiscal 2002, Applied invested in critical development activities to meet customers' rapid move to sub-100nm dimensions in their most advanced designs, which are expected to begin entering production in fiscal 2003. This difficult and challenging dimensional shift is matched by the need to provide much of the technology for both 200mm and 300mm wafers, requiring additional process and hardware development. For the sub-100nm chip generations, inspection and metrology tools have become more important to assure enhanced device performance as well as adequate manufacturing yields. Accordingly, Applied focused its RD&E resources on these technologies. In addition, development of new technologies such as advanced wafer wet cleaning and atomic layer deposition, which deposits materials in increasingly smaller structures, addresses new market opportunities for Applied in coming years. Within virtually all of the technology areas, including fab and yield management, Applied invested in more advanced software capabilities.

Marketing, Selling, General and Administrative
Marketing, selling, general and administrative expenses decreased from $961 million (10.0 percent of net sales) for fiscal 2000 to $902 million (12.3 percent of net sales) for fiscal 2001, and to $709 million (14.0 percent of net sales) for fiscal 2002. The decreases for fiscal 2001 and 2002 were due primarily to cost reduction activities limiting discretionary expenditures and to lower business volume.

Non-recurring Items
Non-recurring items for fiscal 2000 totaled $40 million, or $0.02 per diluted share after tax, related to merger expenses for the acquisition of Etec.

Non-recurring items for fiscal 2001 totaled $221 million, or $0.09 per diluted share after tax, consisting of a pre-tax charge of $10 million for acquired in-process research and development and pre-tax restructuring charges of $211 million. During fiscal 2001, Applied recorded pre-tax restructuring charges of $211 million, consisting of $105 million for headcount reductions, $45 million for consolidation of facilities and $61 million for other costs, primarily fixed asset write-offs. These restructuring actions occurred in Applied's second, third and fourth fiscal quarters, and were taken to better align Applied's cost structure with prevailing market conditions. During the second fiscal quarter of 2001, Applied completed a voluntary separation plan that resulted in a headcount reduction of approximately 1,000 employees, or three percent of its global workforce, for a cost of $47 million. During the third fiscal quarter of 2001, Applied recorded a pre-tax restructuring charge of $4 million associated with severance and benefit costs. During the fourth fiscal quarter of 2001, Applied eliminated approximately 2,000 additional positions, or 10 percent of its global workforce, for a cost of $54 million. The majority of the affected employees were based in Santa Clara, California and Austin, Texas, and represented multiple company activities and functions.

Non-recurring items for fiscal 2002 totaled $85 million, or $0.04 per diluted share after tax, consisting of a pre-tax charge of $8 million for acquired in-process research and development and a pre-tax restructuring charge of $77 million. The pre-tax restructuring charge, which was recorded in the first fiscal quarter of 2002, consisted of $39 million for headcount reductions, $16 million for consolidation of facilities and $22 million for other costs, primarily fixed asset write-offs. This restructuring action was taken to better align Applied's cost structure with prevailing market conditions due to the prolonged industry downturn, and it reduced Applied's global workforce by approximately 1,100 employees, or six percent. The majority of the affected employees were based in Santa Clara, California and Austin, Texas, and represented multiple company activities and functions.

For further details, see Note 6 of Notes to Consolidated Financial Statements.

Non-recurring Income
Non-recurring income of $68 million for fiscal 2000 was related to a 1998 litigation settlement with ASM International, N.V. For further details, see Note 7 of Notes to Consolidated Financial Statements.

Net Interest Income
Net interest income was $133 million for fiscal 2000, $174 million for fiscal 2001 and $131 million for fiscal 2002. The increase for fiscal 2001 was due primarily to higher average cash and investment balances. The decrease for fiscal 2002 was due primarily to lower average interest rates.

Provision for Income Taxes
Applied's effective income tax rate was 30.0 percent for fiscal 2000, 29.8 percent for fiscal 2001 and 21.0 percent for fiscal 2002. Applied expected an effective rate of 29.5 percent for fiscal 2001, which decreased from the fiscal 2000 effective rate due to a shift in the geographic composition of Applied's pre-tax income. The actual effective rate for fiscal 2001 of 29.8 percent differed from the expected rate of 29.5 percent due to the non-tax deductible nature of $10 million of acquired in-process research and development expense. Applied's actual effective rate of 21.0 percent for fiscal 2002 differed from the anticipated effective rate of 29.5 percent primarily due to significant Foreign Sales Corporation and extraterritorial income tax benefits. Absent these additional benefits, earnings per diluted share would have been reduced by $0.02 for fiscal 2002. Applied's future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied's pre-tax income, non-tax deductible expenses incurred in connection with acquisitions and the effectiveness of its tax planning strategies.

Business Combinations
On November 20, 2001, Applied acquired the assets of Schlumberger's electron-beam wafer inspection business for $66 million in cash. On December 3, 2001, Applied acquired Global Knowledge Services, Inc., a provider of advanced data mining services to improve semiconductor manufacturing yield and efficiency, for $16 million in cash. On April 8, 2002, Applied acquired Electron Vision Corporation, a designer, manufacturer and seller of e-beam stabilization and curing tools for the semiconductor, thin film head and micro-fabrication industries, for $26 million in cash.

Applied also made acquisitions in fiscal 2000 and fiscal 2001. For further details, see Note 13 of Notes to Consolidated Financial Statements.

SUBSEQUENT EVENT

On November 4, 2002, Applied announced a headcount reduction of approximately 1,750 positions, or 11 percent of its global workforce, in response to the continuing downturn in the semiconductor industry. The majority of the affected employees were based in Santa Clara, California and Austin, Texas, and represented multiple company activities and functions. As a result of these activities, Applied will record a restructuring charge for the first fiscal quarter of 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. Applied does not expect the adoption of SFAS No. 143, which will be effective for Applied's fiscal 2003, to have a material effect on its financial condition or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Applied does not expect the adoption of SFAS No. 144, which will be effective for Applied's fiscal 2003, to have a material effect on its financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Applied does not expect the adoption of SFAS No. 145, which will become effective at varying dates from May 2002 to Applied's fiscal 2003, to have a material effect on its financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Applied does not expect the adoption of SFAS No. 146 to have a material effect on its financial condition or results of operations.

For further details regarding the above recent accounting pronouncements, see Note 1 of Notes to Consolidated Financial Statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Applied increased its cash, cash equivalents and short-term investments from $4.8 billion at October 28, 2001 to $4.9 billion at October 27, 2002. Applied has generated $3.7 billion of cash from operating activities during the past three years, primarily from net income and working capital management. Applied has not undertaken any significant external financing activities for several years.

Applied generated cash from operating activities of $1.7 billion for fiscal 2000, $1.6 billion for fiscal 2001 and $492 million for fiscal 2002. The primary sources of cash from operating activities have been net income, as adjusted to exclude the effect of non-cash charges, and changes in working capital requirements, including accounts receivable and inventories. Applied utilized programs to sell accounts receivable of $1.5 billion for fiscal 2000, $1.2 billion for fiscal 2001 and $689 million for fiscal 2002. These receivable sales had the effect of increasing cash and reducing accounts receivable and days sales outstanding. Days sales outstanding was 66 days at the end of fiscal 2002, compared to 56 days at the end of fiscal 2001 and 73 days at the end of fiscal 2000. Applied has not experienced any losses under these programs, and receivables sold under these programs have terms and credit risk characteristics similar to Applied's overall receivables portfolio. For further details regarding accounts receivable sales, see Note 12 of Notes to Consolidated Financial Statements. Inventories were reduced by $139 million in fiscal 2002 due to lower systems inventories, partially offset by an increase in customer service spares inventories to support new 300mm products shipped to customers.

Applied used $1.0 billion of cash for investing activities for fiscal 2000, $1.6 billion for fiscal 2001 and $693 million for fiscal 2002. Capital expenditures, net of retirements, were $383 million for fiscal 2000, $711 million for fiscal 2001 and $417 million for fiscal year 2002, totaling $1.5 billion for the past three years. Application laboratories, equipment and related facilities comprised most of the capital spending. The largest capital expenditure for the last three years was the construction and fit-up of the Maydan Process Module Technology Center where Applied's demonstration laboratories for new technology applications are located. Fiscal 2002 capital expenditures also included $65 million for the purchase of properties in Santa Clara, California that were previously held under a synthetic lease. Investing activities also included purchases and sales of short-term investments and acquisitions of technology or of other companies to allow Applied to access new market segments or emerging technology.

Applied generated $149 million of cash from financing activities for fiscal 2000, used $261 million for fiscal 2001 and generated $131 million for fiscal 2002. Net common stock activities (issuances of common stock under employee stock plans, offset by share repurchases) generated $99 million for fiscal 2000 as a result of a significant increase in option exercises by employees, reflecting Applied's higher average stock price, partially offset by stock repurchases. During fiscal 2001, net common stock activity used $169 million of cash as stock repurchases increased and stock sales to employees decreased, reflecting Applied's lower average stock price in fiscal 2001. During fiscal 2002, net common stock activity generated $75 million of cash due to stock sales to employees and lower stock repurchases. Since March 1996, Applied has systematically repurchased shares of its common stock in the open market to partially fund its stock-based employee benefit and incentive plans. Financing activities also included borrowings and repayments of debt. Changes in debt generated $50 million of cash for fiscal 2000, used $92 million of cash for fiscal 2001 and generated $56 million of cash for fiscal 2002.

To date, Applied has not declared or paid cash dividends to its stockholders due to a number of factors, including the volatile nature of the semiconductor industry and the potential requirements to finance working capital in the event of a significant upturn in business. Applied reevaluates this practice from time to time but is not contemplating the payment of a cash dividend. On March 21, 2002, Applied's Board of Directors approved a two-for-one stock split of Applied's common stock, which was distributed in the form of a 100 percent stock dividend on or about April 16, 2002 to stockholders of record as of April 1, 2002.

Although cash requirements will fluctuate based on the timing and extent of these factors, Applied's management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy Applied's liquidity requirements for the next 12 months. For further details regarding Applied's operating, investing and financing activities for each of the three years in the period ended October 27, 2002, see the Consolidated Statements of Cash Flows in this Annual Report on Form 10-K.

The following table summarizes the effect on Applied's liquidity and cash flows from contractual obligations of debt arrangements and noncancellable leases as of October 27, 2002:

Fiscal year ended     2003   2004   2005   2006   2007  Thereafter   Total
-------------------- ------ ------ ------ ------ ------ ---------- --------
(In millions)

Debt maturities......   $9   $109    $50     $7   $202       $206     $583
Noncancellable
  operating leases...  133    110     81     38     32        115      509
-------------------- ------ ------ ------ ------ ------ ---------- --------
                      $142   $219   $131    $45   $234       $321   $1,092
-------------------- ------ ------ ------ ------ ------ ---------- --------

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 1 of Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of Applied's financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on Applied's financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) Applied is required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates Applied could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on Applied's financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. Applied bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as Applied's operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in the section below entitled "Trends, Risks and Uncertainties." Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that Applied's consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of Applied's financial condition and results of operations.

Management believes that the following are critical accounting policies:

Warranty Costs
Applied provides for the estimated cost of warranty when revenue is recognized. Estimated warranty costs are determined by analyzing specific product and configuration experience statistics and regional warranty support costs. Applied's warranty obligation is affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. As Applied's customer engineers and process support engineers are highly trained and deployed globally, labor availability is a significant factor in determining labor costs. The quantity and availability of critical replacement parts is another significant factor in estimating warranty costs. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. If actual warranty costs differ substantially from Applied's estimates, revisions to the estimated warranty liability would be required, which could have a material adverse effect on Applied's business, financial condition and results of operations.

Inventories
Inventories are generally stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The carrying value of inventory is reduced for estimated obsolescence by the difference between its cost and the estimated market value based upon assumptions about future demand. Applied evaluates the inventory carrying value for potential excess and obsolete inventory exposures by analyzing historical and anticipated demand. In addition, known and anticipated engineering change orders are evaluated for potential obsolescence. If actual demand were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory may be required, which could have a material adverse effect on Applied's business, financial condition and results of operations.

Goodwill and Intangible Assets
Applied reviews goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also reviews goodwill annually in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Intangible assets, such as purchased technology, are generally recorded in connection with a business acquisition. The value assigned to intangible assets is determined by an independent valuation firm based on estimates and judgment regarding expectations for the success and life cycle of products and technology acquired. If actual product acceptance differs significantly from the estimates, Applied may be required to record an impairment charge to write down the asset to its realizable value. In addition, SFAS No. 142 requires that goodwill be tested annually using a two-step process. The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. If a potential impairment is identified, the second step is to compare the implied fair value of goodwill with its carrying amount to measure the impairment loss. The fair value of a reporting unit is estimated using the market multiples approach, and is dependent on market values for companies in a similar industry. A severe decline in market value could result in an unexpected impairment charge to goodwill, which could have a material adverse effect on Applied's business, financial condition and results of operations.

Income Taxes
Applied accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. Management has determined that it is more likely than not that its future taxable income will be sufficient to realize its deferred tax assets.

Applied provides for income taxes based upon an annual estimated effective income tax rate. The effective tax rate is highly dependent upon the geographic composition of worldwide earnings, tax regulations governing each region, non-tax deductible expenses incurred in connection with acquisitions, availability of tax credits and the effectiveness of Applied's tax planning strategies. Management carefully monitors the changes in many factors and adjusts the effective income tax rate on a timely basis. If actual results differ from these estimates, Applied could be required to record a valuation allowance on deferred tax assets or adjust its effective income tax rate, which could have a material effect on Applied's financial condition and results of operations.

TRENDS, RISKS AND UNCERTAINTIES

The industry that Applied serves is highly volatile and unpredictable.
As a supplier to the semiconductor industry, Applied is subject to the business cycles that characterize the industry-the timing, length and volatility of these cycles are difficult to predict. The semiconductor industry has historically been cyclical because of sudden changes in demand for semiconductors and capacity requirements, including capacity utilizing the latest technology. The rate of changes in demand, including end demand, is accelerating, and the effect of these changes upon Applied is occurring sooner, exacerbating the volatility of these cycles. These changes have affected the timing and amounts of customers' capital equipment purchases and investments in new technology. These industry cycles create pressure on Applied's net sales, gross margin and net income. In addition to affecting Applied's customers and suppliers, these cycles challenge key management, engineering and other employees of Applied who are vital to Applied's success.

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

The semiconductor equipment industry is currently experiencing a continued and prolonged downturn. Management believes that this current downturn may be the most severe decline in history and cannot predict when a recovery will begin or what the industry's rate of growth will be in such a recovery.

Applied is exposed to the risks of operating a global business.
Currently, 74 percent of Applied's revenues result from sales outside the U.S., with an increasing percentage of sales to customers headquartered in Asia. Certain manufacturing facilities and suppliers are also located outside the U.S. Managing Applied's global operations presents challenges, including periodic regional economic downturns, trade balance issues, varying business conditions and demands, political instability, variations in enforcement of intellectual property and contract rights in different jurisdictions, differences in the ability to develop relationships with suppliers and other local businesses, changes in U.S. and international laws and regulations including U.S. export restrictions, fluctuations in interest and currency exchange rates, the ability to provide sufficient levels of technical support in different locations, cultural differences, shipping delays and terrorist acts or acts of war, among other risks. Many of these challenges are present in China, which represents a large potential market for semiconductor equipment and where Applied anticipates significant opportunity for growth. Global uncertainties with respect to: 1) economic growth rates in various countries; 2) sustainability of demand for electronics products; 3) capital spending by semiconductor manufacturers; 4) price weakness for certain semiconductor devices; and 5) political instability in regions where Applied has operations, such as Israel and Asia, may also affect Applied's business, financial condition and results of operations.

Applied operates in a highly competitive industry characterized by increasingly rapid technological changes.
Applied's future success depends on performing better than its competitors in a number of ways, including its ability to timely and cost-effectively: 1) develop new products, services and technologies, including those utilizing new materials, such as copper; 2) develop improvements to existing products, services and technologies; 3) develop new markets in the semiconductor industry for its products and services; 4) introduce new products and services to the marketplace; 5) achieve market acceptance; 6) qualify new or improved products for volume manufacturing with its customers; 7) commence and adjust production to meet customer demands; and 8) price products and services appropriately. The development, introduction of and the ability to support an increasingly broader set of new or improved products and technologies, including those enabling the transition to smaller device feature sizes, new materials and 300mm wafers, grows increasingly complex and expensive over time. Such new or improved products may involve higher costs and reduced efficiencies compared to Applied's more established products and could adversely affect Applied's gross margins. If Applied does not develop and introduce new or improved products, services and technologies in a timely and cost-effective manner in response to changing market conditions or customer requirements, its competitive position, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes in the semiconductor industry.
 Ongoing changes in the semiconductor industry, including more complex technology requirements, the growth in Asia, increasing pressure on semiconductor manufacturers to allocate resources to activities that enhance their competitive advantage, the increasing significance of consumer electronics as a driver for demand for semiconductors and the related focus on lower costs, have in turn resulted in the increasing importance of spares and service as a growing percentage of semiconductor equipment suppliers' business. These changes are also requiring semiconductor manufacturing equipment suppliers to provide increasing levels of process integration support. If Applied does not successfully manage the risks resulting from these changes in the semiconductor industry, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to risks associated with a highly concentrated customer base.
Applied's customer base is highly concentrated. Orders from a relatively limited number of semiconductor manufacturers have accounted for, and likely will continue to account for, a substantial portion of Applied's net sales, which may lead customers to demand pricing and other terms less favorable to Applied. In addition, sales to any single customer may vary significantly from quarter to quarter. If current customers delay, cancel or do not place orders, Applied may not be able to replace these orders with new orders. As Applied's products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant and often non-recoverable costs. The resulting fluctuations in the amount of or terms for orders could have a material adverse effect on Applied's business, financial condition and results of operations.

Manufacturing interruptions or delays could affect Applied's ability to meet customer demand.
Applied's business depends on its ability to manufacture products that meet the rapidly changing demands of its customers. Applied's ability to manufacture depends in part on the timely delivery of parts, components, and subassemblies (collectively "parts") from suppliers. Some key parts may be obtained only from a single supplier or a limited group of suppliers. Significant interruptions of manufacturing operations as a result of the failure or inability of suppliers to timely deliver quality parts, natural disasters (such as earthquakes or tornadoes), or other causes (such as information technology or infrastructure failures, regional economic downturns, political instability or terrorist acts or acts of war) could result in delayed product deliveries or manufacturing inefficiencies. Any or all of these factors could materially and adversely affect Applied's business, financial condition and results of operations.

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
Applied has made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including but not limited to: 1) diversion of management's attention from other operational matters; 2) the inability to realize expected synergies resulting from the acquisition; 3) failure to commercialize purchased technology; and 4) impairment of acquired intangible assets as a result of technological advancements or worse-than-expected performance of the acquired company. Mergers and acquisitions are inherently subject to multiple significant risks, and the inability to effectively manage these risks could materially and adversely affect Applied's business, financial condition and results of operations.

Applied is exposed to various risks related to the regulatory environment.
Applied is subject to various risks related to: 1) new, different, inconsistent or even conflicting laws, rules and regulations that may be enacted by legislative bodies and/or regulatory agencies in the countries in which Applied operates and with which Applied must comply; and 2) disagreements or disputes between national or regional regulatory agencies related to international trade.

For example, the World Trade Organization (WTO) has determined that the U.S. Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion constitute a prohibited export subsidy warranting the possible imposition of trade sanctions on certain goods, including semiconductor manufacturing equipment. Applied has benefited from FSC and ETI tax provisions. The elimination of these tax benefits or imposition of sanctions could materially and adversely affect Applied's business, financial condition and results of operations.

During fiscal 2002, Applied filed an application with the SEC for an exemptive order confirming that it is not subject to the Investment Company Act of 1940 (the Act), which requires companies primarily engaged in the business of investing in securities to comply with additional rules and regulations. Largely due to the industry downturn, Applied's ratios of investments to total assets and of interest income to net income have increased, resulting in the risk that Applied could be deemed to be covered by the Act. If the SEC does not grant the exemption, Applied may have to take other actions that could adversely affect its results of operations in order not to be subject to the Act.

Applied is exposed to various risks related to legal proceedings or claims.
Applied currently is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts and other matters (see Item 3: Legal Proceedings). In addition, from time to time, Applied receives notification from customers who believe that Applied owes them indemnification or other obligations related to infringement claims made against the customers by third parties. These legal proceedings and claims, whether with or without merit, are time-consuming and expensive to prosecute or defend and divert management's attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings or claims. In addition, Applied's intellectual property rights may not provide significant competitive advantages if they are circumvented, invalidated or obsoleted by the rapid pace of technological change. Furthermore, the laws of other countries permit the protection of Applied's proprietary rights to varying extents, compared to U.S. laws. Applied's success is dependent in part upon the protection of its intellectual property rights. Infringement of Applied's rights by a third party could result in uncompensated lost market and revenue opportunities for Applied. If Applied is not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend its position, Applied's business, financial condition and results of operations could be materially and adversely affected.

Item 7a: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
At October 27, 2002, Applied's investment portfolio included fixed-income securities with a fair value of approximately $4.2 billion. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of Applied's investment portfolio, an immediate 10 percent change in interest rates is not expected to have a material effect on Applied's near-term financial condition or results of operations.

Applied's long-term debt bears interest primarily at fixed rates; therefore, Applied's results of operations would be affected by interest rate changes only to the extent that variable rate short-term notes payable are outstanding. Due to the short-term nature and relatively insignificant amount of Applied's short-term notes payable, an immediate 10 percent change in interest rates is not expected to have a material effect on Applied's near-term financial condition or results of operations.

Foreign Currency Exchange Rate Risk
Certain operations of Applied are conducted in foreign currencies, such as Japanese yen, euro and British pounds. Applied enters into forward exchange and currency option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. Gains and losses on these contracts are generally recognized in the Consolidated Statements of Operations at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses did not have a material effect on Applied's results of operations for fiscal 2000, 2001 or 2002.

Forward exchange contracts are denominated in the same currency as the underlying transactions (primarily Japanese yen, euro and British pounds), and the terms of the forward exchange contracts generally match the terms of the underlying transactions. Applied's outstanding forward exchange contracts are marked to market (see Note 2 of Notes to Consolidated Financial Statements), as are the majority of the related underlying transactions being hedged; therefore, the effect of exchange rate changes on forward exchange contracts is expected to be substantially offset by the effect of these changes on the underlying transactions. The effect of an immediate 10 percent change in exchange rates on forward exchange contracts and the underlying hedged transactions is not expected to be material to Applied's near-term financial condition or results of operations. Applied's downside risk with respect to currency option contracts is limited to the premium paid for the right to exercise the option. Premiums paid for options outstanding at October 27, 2002 were not material.

Item 8: Financial Statements and Supplementary Data

The consolidated financial statements required by this Item are set forth on the pages indicated at Item 15(a).

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from Applied's Proxy Statement to be filed with the SEC in connection with the 2003 Annual Meeting of Stockholders ("the Proxy Statement").

Item 10: Directors and Executive Officers of the Registrant

(a) Information concerning directors of Applied appears in Applied's Proxy Statement, under "Election of Directors." This portion of the Proxy Statement is incorporated herein by reference.

(b) For information with respect to Executive Officers, see Part I of this Annual Report on Form 10-K, under "Executive Officers of the Registrant."

(c) Information concerning Section 16(a) beneficial ownership reporting compliance appears in Applied's Proxy Statement, under "Section 16(a) Beneficial Ownership Reporting Compliance." This portion of the Proxy Statement is incorporated herein by reference.

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

The following table summarizes information with respect to options under Applied's equity compensation plans at October 27, 2002:

                                  Number of                           Number of securities
                               securities to be                       available for future
                                 issued upon       Weighted average   issuance under equity
                                 exercise of       exercise price of   compensation plans
                                 outstanding         outstanding      (excluding securities
                               options, warrants   options, warrants     reflected in
                                and rights(1)         and rights          column (a))
                                     (a)                  (b)                 (c)
------------------------------ ------------------- -----------------  -----------------------
(In thousands, except per share amounts)

Equity compensation
  plans approved by
  security holders........             166,710               $13.75                63,477 (2)
Equity compensation
  plans not approved by
  security holders........             101,852 (3)           $19.67                64,532 (4)
------------------------------ ------------------- -----------------  -----------------------
                                       268,562               $16.00               128,009
------------------------------ ------------------- -----------------  -----------------------

(1) Includes only options outstanding under Applied's stock option plans, as no stock warrants or rights were outstanding as of October 27, 2002.

(2) Includes 22,509 shares of common stock reserved for future issuance under the Applied Materials, Inc. Employees' Stock Purchase Plan.

(3) Includes options to purchase 2,858 shares of Applied's common stock assumed through various mergers and acquisitions, after giving effect to the applicable exchange ratios. These assumed options had a weighted average exercise price of $13.57 per share. No further shares are available for issuance under these assumed plans.

(4) Includes 8,626 shares of common stock reserved for future issuance under the Applied Materials, Inc. Employees' Stock Purchase Plan for Offshore Employees.

The equity compensation plans not approved by security holders have generally the same features as those approved by security holders. For further details regarding Applied's equity compensation plans, see Note 9 of Notes to Consolidated Financial Statements.

Item 13: Certain Relationships and Related Transactions

None.

Item 14: Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, Applied's principal executive officer and principal financial officer have concluded that Applied's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by Applied in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in Applied's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Annual Report on Form 10-K. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART IV

Item 15: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

Consolidated Statements of Operations for each of the three years in the period ended October 27, 2002

Consolidated Balance Sheets at October 28, 2001 and October 27, 2002

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended October 27, 2002

Consolidated Statements of Cash Flows for each of the three years in the period ended October 27, 2002

Notes to Consolidated Financial Statements

Report of Management

Report of Independent Accountants

(2) Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended October 27, 2002

(3) Exhibits:

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b) A Report on Form 8-K was filed on September 6, 2002. The report contained information announcing that the Principal Executive Officer, James C. Morgan, and Principal Financial Officer, Joseph R. Bronson, submitted to the SEC sworn statements pursuant to Securities and Exchange Commission Order No. 4-460.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        October 29,  October 28,   October 27,
Fiscal year ended                                          2000         2001         2002
------------------------------------------------------ ------------ ------------ -------------
(In thousands, except per share amounts)

Net sales...................................            $9,564,412   $7,343,248    $5,062,312
Cost of products sold.......................             4,708,684    4,091,215     3,005,651
------------------------------------------------------ ------------ ------------ -------------
Gross margin................................             4,855,728    3,252,033     2,056,661

Operating expenses:
    Research, development and engineering...             1,107,922    1,198,799     1,052,269
    Marketing and selling...................               483,316      508,214       385,693
    General and administrative..............               477,437      393,710       323,262
    Non-recurring items.....................                40,000      221,164        85,479
------------------------------------------------------ ------------ ------------ -------------
Income from operations......................             2,747,053      930,146       209,958

Non-recurring income........................                68,158          --            --

Interest expense............................                51,375       47,640        49,357
Interest income.............................               184,008      221,296       179,910
------------------------------------------------------ ------------ ------------ -------------
Income from operations before
    income taxes and cumulative effect
    of change in accounting principle.......             2,947,844    1,103,802       340,511

Provision for income taxes..................               884,292      328,574        71,507
------------------------------------------------------ ------------ ------------ -------------
Income from operations before
    cumulative effect of change
    in accounting principle.................             2,063,552      775,228       269,004

Cumulative effect of change in
    accounting principle, net of tax........                   --      (267,399)          --
------------------------------------------------------ ------------ ------------ -------------
Net income..................................            $2,063,552     $507,829      $269,004
------------------------------------------------------ ------------ ------------ -------------

Earnings per share:
    Basic--income from operations before
        cumulative effect of change
        in accounting principle.............                 $1.28        $0.48         $0.16
    Basic--cumulative effect of change
        in accounting principle.............                   --         (0.17)          --
------------------------------------------------------ ------------ ------------ -------------
        Total basic                                          $1.28        $0.31         $0.16
------------------------------------------------------ ------------ ------------ -------------
    Diluted--income from operations before
        cumulative effect of change
        in accounting principle.............                 $1.20        $0.46         $0.16
    Diluted--cumulative effect of change
        in accounting principle.............                   --         (0.16)          --
------------------------------------------------------ ------------ ------------ -------------
        Total diluted.......................                 $1.20        $0.30         $0.16
------------------------------------------------------ ------------ ------------ -------------
Weighted average number of shares:
    Basic...................................             1,613,160    1,626,404     1,643,612
    Diluted.................................             1,718,338    1,694,658     1,701,557
------------------------------------------------------ ------------ ------------ -------------

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED BALANCE SHEETS

                                                           October 28,    October 27,
                                                              2001           2002
------------------------------------------------------   -------------  -------------
(In thousands, except per share amounts)

ASSETS

Current assets:
    Cash and cash equivalents.........................     $1,356,304     $1,284,791
    Short-term investments............................      3,485,088      3,644,735
    Accounts receivable, less allowance for doubtful
       accounts of $2,700 at 2001 and $2,075 at 2002..        776,451      1,046,016
    Inventories.......................................      1,412,997      1,273,816
    Deferred income taxes.............................        551,785        565,936
    Other current assets..............................        199,549        257,499
------------------------------------------------------   -------------  -------------
Total current assets..................................      7,782,174      8,072,793

Property, plant and equipment, net....................      1,706,488      1,764,937
Other assets..........................................        339,848        387,035
------------------------------------------------------   -------------  -------------
Total assets..........................................     $9,828,510    $10,224,765
======================================================   =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable.....................................        $   --         $40,323
    Current portion of long-term debt.................          4,807          9,453
    Accounts payable and accrued expenses.............      1,477,531      1,348,156
    Income taxes payable..............................         50,478        103,524
------------------------------------------------------   -------------  -------------
Total current liabilities.............................      1,532,816      1,501,456

Long-term debt........................................        564,805        573,853
Deferred income taxes and other liabilities...........        124,152        129,807
------------------------------------------------------   -------------  -------------
Total liabilities.....................................      2,221,773      2,205,116
------------------------------------------------------   -------------  -------------

Commitments and contingencies (Note 12)

Stockholders' equity:
    Preferred stock: $.01 par value per share; 1,000
       shares authorized; no shares issued ...........            --             --
    Common stock: $.01 par value per share; 2,500,000
       shares authorized; 1,631,540 and 1,648,028
       shares outstanding at 2001 and 2002,
       respectively...................................         16,315         16,480
    Additional paid-in capital........................      1,872,967      2,022,546
    Retained earnings.................................      5,693,010      5,962,014
    Accumulated other comprehensive income............         24,445         18,609
------------------------------------------------------   -------------  -------------
Total stockholders' equity............................      7,606,737      8,019,649
------------------------------------------------------   -------------  -------------
Total liabilities and stockholders' equity............     $9,828,510    $10,224,765
======================================================   =============  =============

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                   Accumulated
                                         Common Stock      Additional                 Other
                                     --------------------   Paid-In    Retained   Comprehensive
                                       Shares    Amount     Capital    Earnings   Income/(Loss)    Total
------------------------------------ ---------- --------- ----------- ----------- ------------- -----------
(In thousands)

Balance at October 31, 1999....      1,586,448   $15,864  $1,435,791  $3,122,337        $1,266  $4,575,258
  Components of comprehensive income:
    Net income.................            --        --          --    2,063,552           --    2,063,552
    Translation adjustments....            --        --          --          --        (20,436)    (20,436)
                                                                                                -----------
      Comprehensive income.....                                                                  2,043,116
  Net issuance under stock
    plans, including tax
    benefits of $387,478.......         44,866       449     663,387         --            --      663,836
  Stock repurchases............         (6,390)      (64)   (177,090)        --            --     (177,154)
  Adjustment to conform fiscal
    year end for Etec
    Systems, Inc. .............            --        --          --         (708)          --         (708)
------------------------------------ ---------- --------- ----------- ----------- ------------- -----------
Balance at October 29, 2000....      1,624,924    16,249   1,922,088   5,185,181       (19,170)  7,104,348
  Components of comprehensive income:
    Net income.................            --        --          --      507,829           --      507,829
    Change in unrealized gain
      on investments...........            --        --          --          --         57,748      57,748
    Change in unrealized gain on
      derivative instruments...            --        --          --          --          4,621       4,621
    Translation adjustments....            --        --          --          --        (18,754)    (18,754)
                                                                                                -----------
      Comprehensive income.....                                                                    551,444
  Net issuance under stock
    plans, including tax
    benefits of $106,579.......         25,586       256     322,089         --            --      322,345
  Stock repurchases............        (18,970)     (190)   (371,210)        --            --     (371,400)
------------------------------------ ---------- --------- ----------- ----------- ------------- -----------
Balance at October 28, 2001....      1,631,540    16,315   1,872,967   5,693,010        24,445   7,606,737
  Components of comprehensive income:
    Net income.................            --        --          --      269,004           --      269,004
    Change in unrealized gain
      on investments...........            --        --          --          --        (16,491)    (16,491)
    Change in unrealized gain on
      derivative instruments...            --        --          --          --          1,366       1,366
    Translation adjustments....            --        --          --          --          9,289       9,289
                                                                                                -----------
      Comprehensive income.....                                                                    263,168
  Net issuance under stock
    plans, including tax
    benefits of $75,253........         23,283       233     274,506         --            --      274,739
  Stock repurchases............         (6,795)      (68)   (124,927)        --            --     (124,995)
------------------------------------ ---------- --------- ----------- ----------- ------------- -----------
Balance at October 27, 2002....      1,648,028   $16,480  $2,022,546  $5,962,014       $18,609  $8,019,649
==================================== ========== ========= =========== =========== ============= ===========

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                October 29,   October 28,   October 27,
Fiscal year ended                                  2000          2001          2002
---------------------------------------------  ------------  ------------  ------------
(In thousands)

Cash flows from operating activities:
  Net income.................................   $2,063,552      $507,829      $269,004
  Cumulative effect of change in accounting
    principle, net of tax....................           --       267,399            --
  Adjustments required to reconcile income
    from operations to cash
    provided by operating activities:
    Acquired in-process research and
      development expense....................           --        10,000         8,000
    Non-cash portion of restructuring
      charges................................           --        74,218        27,605
    Depreciation and amortization............      361,970       386,971       387,526
    Deferred income taxes....................     (237,262)       88,230          (161)
    Tax benefits from employee stock
      option plans...........................      387,478       106,579        75,253
    Adjustment to conform fiscal year end
      for Etec Systems, Inc..................         (708)           --            --
    Changes in assets and liabilities, net
      of amounts acquired:
      Accounts receivable....................   (1,086,262)      845,499      (278,387)
      Inventories............................     (788,590)      321,164       147,015
      Other current assets...................      (57,683)       10,385       (53,289)
      Other assets...........................       19,460       (40,230)         (968)
      Accounts payable and accrued expenses..      835,675      (687,132)     (138,552)
      Income taxes payable...................      138,674      (332,622)       51,475
      Other liabilities......................       15,511        22,014        (2,383)
---------------------------------------------  ------------  ------------  ------------
Cash provided by operating activities........    1,651,815     1,580,304       492,138
---------------------------------------------  ------------  ------------  ------------
Cash flows from investing activities:
  Capital expenditures, net of retirements...     (383,255)     (710,620)     (417,080)
  Cash paid for acquisitions, net of cash
    acquired.................................           --       (21,017)     (107,462)
  Proceeds from sales and maturities of
    short-term investments...................    2,008,257     2,054,004     2,188,117
  Purchases of short-term investments........   (2,637,438)   (2,905,680)   (2,356,157)
---------------------------------------------  ------------  ------------  ------------
Cash used for investing activities...........   (1,012,436)   (1,583,313)     (692,582)
---------------------------------------------  ------------  ------------  ------------
Cash flows from financing activities:
  Short-term debt activity, net..............       86,382       (81,209)       41,764
  Long-term debt borrowings..................           --            --        21,713
  Long-term debt repayments..................      (36,444)      (10,395)       (7,126)
  Issuance of common stock
    under stock plans........................      276,358       202,379       199,486
  Repurchases of common stock................     (177,154)     (371,400)     (124,995)
---------------------------------------------  ------------  ------------  ------------
Cash provided by/(used for)
  financing activities.......................      149,142      (260,625)      130,842
---------------------------------------------  ------------  ------------  ------------
Effect of exchange rate changes on cash......       (9,038)      (27,666)       (1,911)
---------------------------------------------  ------------  ------------  ------------
Increase/(decrease) in
  cash and cash equivalents..................      779,483      (291,300)      (71,513)
Cash and cash equivalents--beginning of year.      868,121     1,647,604     1,356,304
---------------------------------------------  ------------  ------------  ------------
Cash and cash equivalents--end of year.......   $1,647,604    $1,356,304    $1,284,791
=============================================  ============  ============  ============

Cash payments for interest were $43,601 for fiscal 2000, $41,482 for fiscal 2001 and $40,219 for fiscal 2002. Net cash activities for income taxes were $562,885 payments for fiscal 2000, $583,162 payments for fiscal 2001 and $65,470 refunds for fiscal 2002.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Cash Equivalents and Short-Term Investments  All highly-liquid investments with a remaining maturity of three months or less at the time of purchase are considered to be cash equivalents. All of Applied's short-term investments are classified as available-for-sale at the respective balance sheet dates. Investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and any material temporary difference between the cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income. The specific identification method is used to determine the realized gains and losses on investments.

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

Intangible Assets  Applied adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," in the first fiscal quarter of 2002. SFAS No. 142 supersedes Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets," and discontinues the amortization of goodwill. In accordance with SFAS No. 142, beginning October 29, 2001, goodwill is no longer amortized, but is reviewed at least annually for impairment. Purchased technology and other intangible assets are presented at cost, net of accumulated amortization, and are amortized over their estimated useful lives of three to 10 years using the straight-line method.

Long-Lived Assets  Applied reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Applied assesses these assets for impairment based on estimated future cash flows from these assets.

Advertising Costs  Advertising costs are expensed as incurred.

Revenue Recognition  Applied recognizes revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; seller's price to buyer is fixed or determinable; and collectibility is reasonably assured. At Applied, this policy generally results in revenue recognition at the following points: 1) For all transactions where legal title passes to the customer upon shipment, Applied recognizes revenue upon shipment for all products that have been demonstrated to meet product specifications prior to shipment. However, a portion of revenue associated with certain installation-related tasks, based on the estimated fair value of the tasks, is recognized when the tasks are completed. 2) For products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer technical acceptance. 3) For transactions where legal title does not transfer at shipment, revenue is recognized when legal title passes to the customer, which is typically at customer technical acceptance. A provision for the estimated cost of warranty is recorded when revenue is recognized. Applied's shipping terms are customarily FOB Applied shipping point or equivalent terms. Spares revenue is generally recognized upon shipment. License fees on software marketed as standalone products are recognized upon shipment when all four revenue recognition criteria have been met. Service revenue and software maintenance fees are generally recognized ratably over the period of the related contract. Prior to the implementation of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," in fiscal 2001, Applied generally recognized revenue for established equipment upon shipment.

Change in Accounting Policy   Applied implemented SAB 101 for the fourth fiscal quarter of 2001, retroactively effective to the beginning of fiscal 2001. Since the implementation of SAB 101 was retroactively effective to the beginning of fiscal 2001, the first three fiscal quarters of 2001 were restated in the fiscal 2001 Annual Report on Form 10-K. Applied recorded a cumulative effect of change in accounting principle of $267 million (net of income tax benefit of $112 million), or $0.16 per diluted share, for the restated first fiscal quarter of 2001. This charge represents the after-tax difference between the new and previous revenue recognition policies prior to fiscal 2001 as of the implementation date at the beginning of fiscal 2001. Therefore, no restatement of years prior to fiscal 2001 was required. For periods prior to fiscal 2001, data was not available to provide pro forma information as if the change in accounting principle were applied retroactively. SAB 101 had no effect on Applied's revenue recognition policy for spares, service, license fees on software marketed as standalone products or software maintenance fees. The cumulative effect of change in accounting principle of $267 million included $651 million of revenue recognized prior to fiscal 2001, of which $642 million was recognized during fiscal 2001. The remaining $9 million of revenue was recognized during the first fiscal quarter of 2002.

Derivative Financial Instruments   Applied uses financial instruments, such as forward exchange and currency option contracts, to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged. The purpose of Applied's foreign currency management is to manage the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. Applied adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, in the first fiscal quarter of 2001. Accordingly, all of Applied's derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments. For derivative instruments designated and qualifying as cash flow hedges of anticipated foreign currency denominated transactions, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income in stockholders' equity, and is reclassified into earnings when the hedged transaction affects earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded immediately in earnings. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gain or loss on these hedges is recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged. Applied does not use derivative financial instruments for trading or speculative purposes.

Foreign Currency Translation   Applied's subsidiaries located in Japan and Europe operate primarily using local functional currencies. Accordingly, all assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting translation adjustments are presented as a separate component of accumulated other comprehensive income.

Applied's subsidiaries located in Ireland, Italy, Israel, Korea, Taiwan, Southeast Asia and China primarily use the U.S. dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, except for non-monetary assets, such as inventories and property, plant and equipment, that are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. The resulting translation gains and losses are included in the Consolidated Statements of Operations as incurred.

Employee Stock Plans  As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," Applied elected to continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock option and stock purchase plans. Applied is generally not required under APB Opinion No. 25 and related interpretations to recognize compensation expense in connection with its employee stock option and stock purchase plans. Applied is required by SFAS No. 123 to present, in the Notes to Consolidated Financial Statements, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value method of accounting prescribed by SFAS No. 123.

Concentrations of Credit Risk   Financial instruments that potentially subject Applied to significant concentrations of credit risk consist principally of cash equivalents, short-term investments, trade accounts receivable and derivative financial instruments used in hedging activities. Applied invests in a variety of financial instruments, such as, but not limited to, certificates of deposit, corporate and municipal bonds, and U.S. Treasury and agency securities, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. Applied's customers consist of semiconductor manufacturers located throughout the world. Applied performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral to secure accounts receivable. Applied maintains a reserve for potentially uncollectible accounts receivable based on its assessment of the collectibility of accounts receivable. In addition, Applied may utilize letters of credit to mitigate credit risk when considered appropriate. Applied is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but does not expect any counterparties to fail to meet their obligations.

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

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of Applied's common stock for the period as the effect would be anti-dilutive. Options to purchase shares of common stock that were excluded from the computation were as follows:

Fiscal year ended                        2000       2001       2002
------------------------------------- --------- ---------- ----------
(In thousands, except per share amounts)

Number of shares excluded.............   5,814     21,362     77,271
Average exercise price................  $42.17     $32.46     $23.82
------------------------------------- --------- ---------- ----------

Recent Accounting Pronouncements  In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. Applied does not expect the adoption of SFAS No. 143, which will be effective for Applied's fiscal 2003, to have a material effect on its financial condition or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. Applied does not expect the adoption of SFAS No. 144, which will be effective for Applied's fiscal 2003, to have a material effect on its financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Under SFAS No.145, such gains and losses should be classified as extraordinary only if they meet the criteria of APB Opinion No. 30. In addition, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Applied does not expect the adoption of SFAS No. 145, which will become effective at varying dates from May 2002 to Applied's fiscal 2003, to have a material effect on its financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Applied does not expect the adoption of SFAS No. 146 to have a material effect on its financial condition or results of operations.

NOTE 2    FINANCIAL INSTRUMENTS

Investments

Short-term investments by security type at October 27, 2002 were as follows:

                                                          Gross       Gross     Estimated
                                                        Unrealized  Unrealized    Fair
                                               Cost       Gains       Losses      Value
------------------------------------------ ----------- ----------- ----------- -----------
(In thousands)

Obligations of states and political
  subdivisions..........................     $802,145      $9,002      $2,418    $808,729
U.S. commercial paper, corporate bonds
  and medium-term notes.................      933,643      15,729       2,281     947,091
Bank certificates of deposit............      205,020          --          --     205,020
U.S. Treasury and agency securities.....    1,026,274       8,603         465   1,034,412
Other debt securities...................      633,069      16,813         399     649,483
------------------------------------------ ----------- ----------- ----------- -----------
                                           $3,600,151     $50,147      $5,563  $3,644,735
------------------------------------------ ----------- ----------- ----------- -----------
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
---------------------------------------- ----------- ----------- ----------- -----------

Cash and cash equivalents included investments in debt and other securities of $473 million at October 28, 2001 and $542 million at October 27, 2002.

Contractual maturities of short-term investments at October 27, 2002 were as follows:

                                                      Estimated
                                                        Fair
                                            Cost        Value
---------------------------------------- ----------- -----------
(In thousands)

Due in one year or less.............     $1,704,402  $1,704,811
Due after one through three years...      1,263,311   1,288,350
Due after three years...............        632,438     651,574
---------------------------------------- ----------- -----------
                                         $3,600,151  $3,644,735
---------------------------------------- ----------- -----------

Gross realized gains and losses on sales of short-term investments were not material for fiscal 2000 or 2001. For fiscal 2002, gross realized gains on sales of short-term investments were $27 million, and gross realized losses were not material. Applied manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet Applied's current cash requirements.

Derivative Financial Instruments  Applied adopted SFAS No. 133, as amended, in the first fiscal quarter of 2001. SFAS No. 133 established new standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, must be recognized currently in earnings. All of Applied's derivative financial instruments are recorded at their fair value in other current assets or accounts payable and accrued expenses. The transition adjustment upon adoption of SFAS No. 133 was not material.

Applied conducts business in a number of foreign countries, with certain transactions denominated in local currencies, such as Japanese yen, euro and British pounds. The purpose of Applied's foreign currency management is to manage the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged.

Applied uses derivative financial instruments, such as forward exchange contracts and currency option contracts, to hedge certain forecasted foreign currency denominated transactions expected to occur within the next 12 months. In accordance with SFAS No. 133, these hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges, and are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income in stockholders' equity, and is reclassified into earnings when the hedged transaction affects earnings. All amounts included in accumulated other comprehensive income at October 27, 2002 will be reclassified to earnings within 12 months. Changes in the fair value of currency option contracts due to changes in time value are excluded from the assessment of effectiveness, and are recognized in cost of products sold. The change in option time value was not material for fiscal 2001 or 2002. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, Applied immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amount recognized due to anticipated transactions failing to occur was not material for fiscal 2001 or 2002.

Forward exchange contracts are used to hedge certain foreign currency denominated assets or liabilities. These derivatives are not designated for SFAS No. 133 hedge accounting treatment. Accordingly, changes in the fair value of these hedges are recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged.

Derivative-related activity in accumulated other comprehensive income was as follows:

                                          2001        2002
-------------------------------------- ----------  ----------
(In thousands)

Unrealized gain, net, on derivative
  instruments at beginning of period...    $ --       $4,621
Increase in fair value of
  derivative instruments...............   78,398      13,264
Gains reclassified to earnings.........  (73,777)    (11,898)
-------------------------------------- ----------  ----------
Unrealized gain, net, on derivative
  instruments at end of period.........   $4,621      $5,987
-------------------------------------- ----------  ----------

Fair Value of Financial Instruments   The carrying amounts of Applied's financial instruments, including cash and cash equivalents, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. At October 28, 2001, the carrying amount of long-term debt, including current portion, was $570 million, and the estimated fair value was $599 million. At October 27, 2002, the carrying amount was $583 million and the estimated fair value was $633 million. The estimated fair value of long-term debt is based primarily on quoted market prices for the same or similar issues.

NOTE 3  BALANCE SHEET DETAIL

                                                  2001        2002
--------------------------------------------- ----------- -----------
(In thousands)

Inventories
Customer service spares......................   $566,282    $644,352
Raw materials................................    301,586     191,956
Work-in-process..............................    193,505     195,409
Finished goods...............................    351,624     242,099
--------------------------------------------- ----------- -----------
                                              $1,412,997  $1,273,816
--------------------------------------------- ----------- -----------

Property, Plant and Equipment, Net
Land and improvements........................   $217,649    $253,322
Buildings and improvements...................  1,255,032   1,354,146
Demonstration and manufacturing equipment....    737,706     755,985
Furniture, fixtures and other equipment......    456,669     539,948
Construction in progress.....................    348,531     319,732
--------------------------------------------- ----------- -----------
Gross property, plant and equipment..........  3,015,587   3,223,133
Accumulated depreciation..................... (1,309,099) (1,458,196)
--------------------------------------------- ----------- -----------
                                              $1,706,488  $1,764,937
--------------------------------------------- ----------- -----------

Other Assets
Purchased technology, net....................   $138,162    $112,920
Goodwill, net................................    111,302     202,290
Other........................................     90,384      71,825
--------------------------------------------- ----------- -----------
                                                $339,848    $387,035
--------------------------------------------- ----------- -----------

Accounts Payable and Accrued Expenses
Accounts payable.............................   $248,592    $269,275
Compensation and employee benefits...........    208,333     255,231
Installation and warranty....................    254,504     214,004
Deferred revenue.............................    177,384     117,827
Other........................................    588,718     491,819
--------------------------------------------- ----------- -----------
                                              $1,477,531  $1,348,156
--------------------------------------------- ----------- -----------

Applied adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in the first fiscal quarter of 2002. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets," and discontinues the amortization of goodwill. In addition, SFAS No. 142 includes provisions regarding: 1) the reclassification between goodwill and identifiable intangible assets in accordance with the new definition of intangible assets set forth in SFAS No. 141, "Business Combinations;" 2) the reassessment of the useful lives of existing recognized intangibles; and 3) the testing for impairment of goodwill and other intangibles.

In accordance with SFAS No. 142, beginning October 29, 2001, goodwill is no longer amortized, but is reviewed periodically for impairment. Applied completed the first step of the transitional goodwill impairment test at the beginning of fiscal 2002, and completed the annual goodwill impairment test at the end of fiscal 2002, which did not indicate impairment. Under the new definition of intangible assets, Applied identified $9 million of net intangibles that were reclassified from previously reported goodwill to other intangible assets. Net goodwill increased by $91 million during fiscal 2002 due to $100 million of goodwill acquired, net of adjustments, offset by the $9 million of intangible assets reclassified out of goodwill in the first fiscal quarter of 2002. Purchased technology and other intangible assets are being amortized over their estimated useful lives of three to 10 years using the straight-line method. No changes were made to the useful lives of amortizable intangibles in connection with the adoption of SFAS No. 142.

Components of intangible assets were as follows:

                                          2001                           2002
                             -----------------------------  -----------------------------
                             Gross Carrying   Accumulated   Gross Carrying   Accumulated
                                 Amount      Amortization       Amount      Amortization
---------------------------- --------------  -------------  --------------  -------------
(In thousands)

Amortized intangible assets:
  Purchased technology...         $290,572       $152,410        $312,529       $199,609
  Other..................           12,000          1,800          23,600          7,390
---------------------------- --------------  -------------  --------------  -------------
                                  $302,572       $154,210        $336,129       $206,999
---------------------------- --------------  -------------  --------------  -------------
Unamortized intangible assets:
  Goodwill...............         $159,492        $48,190        $248,160        $45,870
---------------------------- --------------  -------------  --------------  -------------

Aggregate amortization expense was $65 million for fiscal 2000, $70 million for fiscal 2001 and $52 million for fiscal 2002. In connection with the adoption of SFAS No. 142, as of the beginning of fiscal 2002, goodwill is no longer amortized. To facilitate comparison with prior periods, if goodwill had not been amortized, net income would have increased by $15 million, or $0.01 per diluted share, for fiscal 2000, and $14 million, or $0.01 per diluted share, for fiscal 2001. As of October 27, 2002, future estimated amortization expense is expected to be: $48 million for fiscal 2003, $47 million for fiscal 2004, $18 million for fiscal 2005, $12 million for fiscal 2006 and $3 million for fiscal 2007.

During fiscal 2001, Applied established a venture capital fund, Applied Materials Ventures I, L.P. (Ventures I), to invest in privately-held, early-stage companies engaged in developing communications components, systems and sub-systems. Ventures I is a limited partnership, with Applied as the sole limited partner and an independent party as the general partner. As provided for in the partnership agreement, the general partner has control over the investment decisions and operations of Ventures I. Accordingly, Applied accounts for its investment in Ventures I using the equity method. Applied has committed to fund $50 million in capital contributions, but has reserved the option to discontinue capital contributions at $25 million. At October 27, 2002, Applied's contributions to Ventures I totaled approximately $9 million, $6 million of which was recorded in Other Assets, net of Applied's pro rata share of Venture I's results of operations. Applied does not expect its investment in Ventures I to have a material effect on its financial condition or results of operations.

NOTE 4   NOTES PAYABLE

Applied has credit facilities for unsecured borrowings in various currencies up to approximately $666 million, of which $500 million is comprised of two revolving credit agreements in the U.S. with a group of banks. Both agreements expire in March 2003. The agreements provide for borrowings at various rates, including the lead bank's prime reference rate, and include financial and other covenants with which Applied was in compliance at October 27, 2002. No amounts were outstanding under these agreements at the end of fiscal 2001 or 2002. The remaining credit facilities of approximately $166 million are primarily with Japanese banks at rates indexed to their prime reference rate. No amounts were outstanding under these credit facilities at October 28, 2001. At October 27, 2002, $40 million was outstanding under Japanese credit facilities at an average annual interest rate of 0.30 percent.

NOTE 5    LONG-TERM DEBT

Long-term debt outstanding was as follows:

                                                           2001       2002
------------------------------------------------------- ---------- ----------
(In thousands)

Japanese debt, 3.00%-4.85%, maturing 2004-2011..........  $26,612    $21,102
Israeli note, variable interest rate, maturing in 2006..       --     19,204
6.70-7.00% medium-term notes due 2005,
    interest payable March 15 and September 15..........   43,000     43,000
8.00% unsecured senior notes due 2004,
    interest payable March 1 and September 1............  100,000    100,000
6.75% unsecured senior notes due 2007,
    interest payable April 15 and October 15............  200,000    200,000
7.125% unsecured senior notes due 2017,
    interest payable April 15 and October 15............  200,000    200,000
------------------------------------------------------- ---------- ----------
                                                          569,612    583,306
Current portion.........................................   (4,807)    (9,453)
------------------------------------------------------- ---------- ----------
                                                         $564,805   $573,853
------------------------------------------------------- ---------- ----------

At October 27, 2002, $21 million of Japanese debt was collateralized by property and equipment with a net book value of $46 million.

Applied has debt agreements that contain financial and other covenants. These covenants place restrictions on additional borrowings by U.S. subsidiaries of Applied, liens against Applied's assets and certain sale and leaseback transactions. At October 27, 2002, Applied was in compliance with all covenants.

Aggregate debt maturities at October 27, 2002 were: $9 million in fiscal 2003; $109 million in fiscal 2004; $50 million in fiscal 2005; $7 million in fiscal 2006; $202 million in fiscal 2007; and $206 million thereafter.

NOTE 6   NON-RECURRING ITEMS

Non-recurring operating expense items included the following:

Fiscal year ended                          2000       2001       2002
--------------------------------------- ---------- ---------- ----------
(In thousands)

Acquired in-process research and
  development expense..................     $ --     $10,000     $8,000
Restructuring charges..................       --     211,164     77,479
Acquisition expenses...................    40,000        --         --
--------------------------------------- ---------- ---------- ----------
                                          $40,000   $221,164    $85,479
--------------------------------------- ---------- ---------- ----------

Acquired In-Process Research and Development Expense  During fiscal 2001, Applied recorded $10 million of acquired in-process research and development expense in connection with its acquisition of Oramir Semiconductor Equipment Ltd. (Oramir). During fiscal 2002, Applied recorded acquired in-process research and development expense of $6 million in connection with its acquisition of the assets of Schlumberger's electron-beam wafer inspection business and $2 million in connection with its acquisition of Global Knowledge Services, Inc. (GKS). For further details regarding these acquisitions, see Note 13.

Restructuring Charges  During fiscal 2001, Applied recorded pre-tax restructuring charges of $211 million, consisting of $105 million for headcount reductions, $45 million for consolidation of facilities and $61 million for other costs, primarily fixed asset write-offs. These restructuring actions occurred in Applied's second, third and fourth fiscal quarters, and were taken to align Applied's cost structure with prevailing market conditions. During the second fiscal quarter of 2001, Applied completed a voluntary separation plan that resulted in a headcount reduction of approximately 1,000 employees, or three percent of its global workforce, for a cost of $47 million. During the third fiscal quarter of 2001, Applied recorded a pre-tax restructuring charge of $4 million associated with severance and benefit costs. During the fourth fiscal quarter of 2001, Applied eliminated approximately 2,000 additional positions, or 10 percent of its global workforce, for a cost of $54 million. The majority of the affected employees were based in Santa Clara, California and Austin, Texas, and represented multiple company activities and functions.

Total cash outlays for fiscal 2001 restructuring activities were $137 million, and occurred during fiscal 2001 and fiscal 2002. The remaining $74 million of restructuring costs consisted of non-cash charges of $62 million for asset write-offs and other costs and $12 million of compensation expense for accelerated vesting of certain stock options.

During the first fiscal quarter of 2002, Applied recorded a pre-tax restructuring charge of $77 million, consisting of $39 million for headcount reductions, $16 million for consolidation of facilities and $22 million for other costs, primarily fixed asset write-offs. This restructuring action was taken to align Applied's cost structure with prevailing market conditions due to the prolonged industry downturn, and reduced Applied's global workforce by approximately 1,100 employees, or six percent. The majority of the affected employees were based in Santa Clara, California and Austin, Texas, and represented multiple company activities and functions. The restructuring charge of $77 million consisted of $49 million of cash outlays, the majority of which occurred in fiscal 2002, and $28 million of non-cash charges, primarily for fixed asset write-offs.

At October 27, 2002, the remaining restructuring reserve consisted of $29 million related to the restructuring implemented in the fourth fiscal quarter of 2001 and $8 million related to the restructuring implemented in the first fiscal quarter of 2002.

Restructuring activity for fiscal 2001 and 2002 was as follows:

                                     Severance
                                    and Benefits   Facilities    Other     Total
----------------------------------- ------------  ----------- ---------- ----------
(In thousands)

Provision for fiscal 2001.......       $104,943      $45,223    $60,998   $211,164
Cash paid.......................        (50,343)      (4,807)    (1,200)   (56,350)
Non-cash charges................        (11,900)      (2,516)   (46,998)   (61,414)
----------------------------------- ------------  ----------- ---------- ----------
Balance, October 28, 2001.......         42,700       37,900     12,800     93,400
Provision for fiscal 2002.......         38,946       15,928     22,605     77,479
Cash paid.......................        (79,653)     (17,379)   (11,400)  (108,432)
Non-cash charges................             --       (4,434)   (20,705)   (25,139)
----------------------------------- ------------  ----------- ---------- ----------
Balance, October 27, 2002.......         $1,993      $32,015     $3,300    $37,308
----------------------------------- ------------  ----------- ---------- ----------

Acquisition Expenses  During fiscal 2000, Applied recorded $40 million of pre-tax, operating expenses in connection with its acquisition of Etec Systems, Inc. (Etec).

NOTE 7   NON-RECURRING INCOME

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

NOTE 8   STOCKHOLDERS' EQUITY

Stock Split   On March 21, 2002, Applied's Board of Directors approved a two-for-one stock split of Applied's common stock, which was distributed in the form of a 100 percent stock dividend on or about April 16, 2002 to stockholders of record as of April 1, 2002. All prior period common stock and applicable share and per share amounts have been restated to reflect this stock dividend.

Comprehensive Income  See the Consolidated Statements of Stockholders' Equity for the components of comprehensive income. Accumulated other comprehensive income consisted of the following components:

                                       2001      2002
----------------------------------- --------- ---------
(In thousands)

Unrealized gain on investments..     $57,748   $41,257
Unrealized gain on derivative
  instruments qualifying as
  cash flow hedges..............       4,621     5,987
Cumulative translation
  adjustments...................     (37,924)  (28,635)
----------------------------------- --------- ---------
                                     $24,445   $18,609
----------------------------------- --------- ---------

Stock Repurchase Program  Since March 1996, Applied has systematically repurchased shares of its common stock in the open market to partially fund its stock-based employee benefit and incentive plans. Upon the expiration of the previous authorization on March 22, 2001, the Board of Directors extended the share repurchase program and authorized the repurchase of up to $2.0 billion of Applied's common stock in the open market over the succeeding three years. In fiscal 2000, there were 6,390,000 shares repurchased at an average price of $27.72 per share. In fiscal 2001, there were 18,970,000 shares repurchased at an average price of $19.58 per share. In fiscal 2002, there were 6,795,000 shares repurchased at an average price of $18.40 per share.

NOTE 9   EMPLOYEE BENEFIT PLANS

Stock Options  Applied grants options to employees and non-employee directors to purchase shares of its common stock, at future dates, at the fair market value on the date of grant. Options generally vest over one to four years, and generally expire no later than seven years from the date of grant. There were 73,930,000 shares available for grant at October 29, 2000, 83,946,000 at October 28, 2001 and 96,874,000 at October 27, 2002. Stock option activity was as follows:

                                             2000                2001               2002
                                     ------------------- ------------------- -------------------
                                               Weighted            Weighted            Weighted
                                                Average             Average             Average
                                               Exercise            Exercise            Exercise
                                      Shares     Price    Shares     Price    Shares     Price
------------------------------------ --------- --------- --------- --------- --------- ---------
(In thousands, except per share amounts)

Outstanding, beginning of year......  218,748     $8.79   243,994    $13.98   301,274    $15.57
Granted and assumed.................   73,216    $24.67    93,032    $18.10     8,802    $20.92
Exercised...........................  (41,698)    $5.40   (21,280)    $6.21   (19,156)    $6.82
Canceled............................   (6,272)   $12.11   (14,472)   $19.23   (22,358)   $20.06
------------------------------------ --------- --------- --------- --------- --------- ---------
Outstanding, end of year............  243,994    $13.98   301,274    $15.57   268,562    $16.00
------------------------------------ --------- --------- --------- --------- --------- ---------
Exercisable, end of year............   72,354     $6.18    92,468     $8.29   114,188    $11.10
------------------------------------ --------- --------- --------- --------- --------- ---------

The following table summarizes information with respect to options outstanding and exercisable at October 27, 2002:

                            Options Outstanding              Options Exercisable
                  --------------------------------------  -------------------------
                                              Weighted
                                               Average
                                  Weighted    Remaining                   Weighted
                      Number       Average   Contractual      Number      Average
     Range of       of Shares     Exercise      Life        of Shares     Exercise
 exercise prices  (In thousands)    Price    (In years)   (In thousands)   Price
----------------- -------------- ----------- -----------  -------------- ----------

 $0.01 -   $4.99         16,326       $3.57         1.0          16,321      $3.57
 $5.00 -   $9.99         65,505       $7.35         2.4          63,676      $7.37
$10.00 -  $19.99        109,613      $17.51         5.1          21,425     $17.08
$20.00 -  $29.99         66,275      $21.58         5.2           7,253     $24.11
$30.00 -  $59.99         10,843      $37.56         4.6           5,513     $37.83
----------------- -------------- ----------- -----------  -------------- ----------
                        268,562      $16.00         4.2         114,188     $11.10
----------------- -------------- ----------- -----------  -------------- ----------

Employee Stock Purchase Plan   Applied sponsors two employee stock purchase plans (ESPP) for the benefit of U.S. and international employees. The U.S. plan is qualified under Section 423 of the Internal Revenue Code. Under the ESPP, substantially all employees may purchase Applied's common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ESPP are limited to 10 percent of an employee's eligible compensation, up to a maximum of $12,750, in any plan year. Shares issued under the ESPP were 3,168,000 for fiscal 2000, 4,306,000 for fiscal 2001 and 4,127,000 for fiscal 2002. At October 27, 2002, there were 31,135,000 shares reserved for future issuance under the ESPP.

Stock-Based Compensation   Applied has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for Applied's stock option and purchase plan activity. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Applied's employee stock options have characteristics significantly different from those of traded options; therefore, the Black-Scholes option pricing model may not provide a reliable measure of the fair value of Applied's options. If compensation expense had been determined based on the grant date fair value as computed under the Black-Scholes option pricing model for awards in fiscal 2000, 2001 and 2002 in accordance with the provisions of SFAS No. 123, Applied's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Fiscal year ended                              2000        2001        2002
------------------------------------------- ----------- ----------- -----------
(In thousands, except per share amounts)

Net income as reported..................... $2,063,552    $507,829    $269,004
Pro forma net income/(loss)................ $1,900,735    $290,825    ($47,695)
Earnings per share as reported:
    Basic..................................      $1.28       $0.31       $0.16
    Diluted................................      $1.20       $0.30       $0.16
Pro forma earnings/(loss) per share:
    Basic..................................      $1.18       $0.18      ($0.03)
    Diluted................................      $1.11       $0.17      ($0.03)
------------------------------------------- ----------- ----------- -----------

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $13.05 for fiscal 2000, $8.98 for fiscal 2001 and $10.87 for fiscal 2002. The weighted average estimated fair value of purchase rights granted under the ESPP was $5.61 for fiscal 2000, $6.26 for fiscal 2001 and $6.29 for fiscal 2002. In calculating pro forma compensation, the fair value of each stock option grant and stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

                                 Stock Options                   ESPP
                          --------------------------  --------------------------
                            2000     2001     2002      2000     2001     2002
------------------------- -------- -------- --------  -------- -------- --------

Dividend yield............  None     None     None      None     None     None
Expected volatility.......     63%      67%      69%       63%      67%      69%
Risk-free interest rate...   6.00%    3.94%    3.58%     5.40%    5.52%    2.42%
Expected life (in years)..    3.9      3.4      3.6       0.5      0.5      0.5
------------------------- -------- -------- --------  -------- -------- --------

Employee Bonus Plans  Applied has various employee bonus plans. A profit sharing plan provides for the distribution of a percentage of pre-tax profits to substantially all Applied employees not eligible for other performance-based incentive plans, up to a maximum percentage of compensation. Other plans award annual bonuses to Applied's executives and key contributors based on the achievement of profitability and other specific performance criteria. Applied also has agreements with key technical employees that provide for additional compensation related to the success of new product development and achievement of specified profitability criteria. Charges to expense under these plans were $286 million for fiscal 2000, $56 million for fiscal 2001 and $99 million for fiscal 2002.

Employee Savings and Retirement Plan  The Employee Savings and Retirement Plan is qualified under Sections 401(a) and (k) of the Internal Revenue Code. Applied contributes a percentage of each participating employee's salary deferral contributions. Company matching contributions are invested in Applied's common stock and become 20 percent vested at the end of an employee's second year of service, and vest 20 percent per year of service thereafter until becoming fully vested at the end of six years of service. Prior to January 1, 2002, company matching contributions began vesting at the end of an employee's third year of service and became fully vested at the end of seven years of service. Applied's matching contributions under this plan were $21 million for fiscal 2000, $31 million for fiscal 2001 and $27 million for fiscal 2002.

Defined Benefit Plans of Foreign Subsidiaries  Several of Applied's foreign subsidiaries have defined benefit pension plans covering substantially all of their eligible employees. Benefits under these plans are based on years of service and final average compensation levels. Applied has funded its plans in accordance with local statutory requirements, which differ for each of the countries in which the subsidiaries are located. Expenses under these plans, consisting principally of service cost, were $10 million for fiscal 2000, $12 million for fiscal 2001 and $16 million for fiscal 2002. At October 27, 2002, the aggregate accumulated benefit obligation was $84 million, the projected benefit obligation was $111 million, and the fair value of plan assets was $29 million.

Post-Retirement Benefits   On January 1, 1999, Applied adopted a plan that provides medical and vision benefits to retirees who are at least age 55 and whose age plus years of service is at least 65 at date of retirement. An eligible retiree may elect coverage for a spouse or domestic partner under the age of 65. Coverage under the plan generally ends for both the retiree and spouse or domestic partner upon reaching age 65. This plan has not had, and is not expected to have, a material effect on Applied's financial condition or results of operations.

NOTE 10    INCOME TAXES

The components of income from operations before income taxes and cumulative effect of change in accounting principle were as follows:

Fiscal year ended                                   2000        2001        2002
----------------------------------------------- ----------- ----------- -----------
(In thousands)

U.S............................................ $2,557,471    $775,029    $131,818
Foreign........................................    390,373     328,773     208,693
----------------------------------------------- ----------- ----------- -----------
                                                $2,947,844  $1,103,802    $340,511
----------------------------------------------- ----------- ----------- -----------

The components of the provision for income taxes were as follows:

Fiscal year ended                                   2000        2001        2002
----------------------------------------------- ----------- ----------- -----------
(In thousands)

Current:
    U.S........................................   $895,539    $136,412     ($4,781)
    Foreign....................................    122,304      91,708      80,406
    State......................................     74,321      12,224      (3,957)
----------------------------------------------- ----------- ----------- -----------
                                                 1,092,164     240,344      71,668
----------------------------------------------- ----------- ----------- -----------
Deferred:
    U.S........................................   (187,557)     89,051     (21,002)
    Foreign....................................     (7,845)       (203)     15,157
    State......................................    (12,470)       (618)      5,684
----------------------------------------------- ----------- ----------- -----------
                                                  (207,872)     88,230        (161)
----------------------------------------------- ----------- ----------- -----------
                                                  $884,292    $328,574     $71,507
----------------------------------------------- ----------- ----------- -----------

A reconciliation between the statutory U.S. federal income tax rate of 35 percent and Applied's actual effective income tax rate is as follows:

Fiscal year ended                                   2000        2001        2002
----------------------------------------------- ----------- ----------- -----------

Tax provision at U.S. statutory rate...........       35.0%       35.0%       35.0%
Non-tax deductible acquired in-process
  research and development expense.............         --         0.3          --
Effect of foreign operations taxed at
  various rates................................       (0.6)       (1.6)       (4.0)
State income taxes, net of federal benefit.....        1.4         0.7         0.3
Research and other tax credits.................       (1.5)       (2.3)       (0.4)
Foreign Sales Corporation benefit..............       (4.2)       (2.9)      (11.2)
Other..........................................       (0.1)        0.6         1.3
----------------------------------------------- ----------- ----------- -----------
                                                      30.0%       29.8%       21.0%
----------------------------------------------- ----------- ----------- -----------

Applied's effective income tax rate decreased significantly from fiscal 2001 to fiscal 2002 due primarily to significant Foreign Sales Corporation and extraterritorial income tax benefits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of net deferred income tax assets were as follows:

                                                    2001        2002
----------------------------------------------- ----------- -----------
(In thousands)

Current deferred income tax assets, net:
    Inventory reserves and basis difference....   $173,687    $155,185
    Warranty and installation reserves.........     85,160      79,371
    Accrued liabilities........................    219,912     289,331
    Restructuring accrual......................     53,501      28,588
    Other......................................     19,525      13,461
----------------------------------------------- ----------- -----------
                                                   551,785     565,936
----------------------------------------------- ----------- -----------
Non-current deferred income tax assets, net:
    Depreciation...............................      9,237          --
    Purchased technology.......................    (20,850)         --
    Other......................................     25,153          --
----------------------------------------------- ----------- -----------
                                                    13,540          --
----------------------------------------------- ----------- -----------
Deferred income tax liabilities, net:
    Depreciation...............................         --     (23,563)
    Purchased technology.......................         --     (19,900)
    Other......................................         --      35,946
----------------------------------------------- ----------- -----------
                                                        --      (7,517)
----------------------------------------------- ----------- -----------
                                                  $565,325    $558,419
----------------------------------------------- ----------- -----------

U.S. income taxes have not been provided for approximately $252 million of cumulative undistributed earnings of several non-U.S. subsidiaries. Applied intends to reinvest these earnings indefinitely in operations outside of the U.S.

NOTE 11    INDUSTRY SEGMENT AND FOREIGN OPERATIONS

Applied operates in one segment for the manufacture, marketing and servicing of semiconductor wafer fabrication equipment. In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," Applied's chief operating decision-maker has been identified as the Global Executive Committee, which reviews operating results to make decisions about allocating resources and assessing performance for the entire company. All material operating units qualify for aggregation under SFAS No. 131 due to their identical customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since Applied operates in one segment and in one group of similar products and services, all financial segment and product line information required by SFAS No. 131 can be found in the consolidated financial statements.

No individual customer accounted for more than 10 percent of Applied's net sales for fiscal 2000. Intel Corporation accounted for 12.2 percent of Applied's net sales for fiscal 2001 and 10.1 percent of Applied's net sales for fiscal 2002.

For geographical reporting, revenues are attributed to the geographic location in which the customer is located. Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located.

Net sales and long-lived assets by geographic region were as follows:

                              Net     Long-lived
                             Sales      Assets
------------------------- ----------- -----------
(In thousands)

2000:
    North America*....    $2,597,934  $1,091,922
    Taiwan............     2,317,484      56,784
    Japan.............     1,508,556     139,380
    Europe............     1,430,318     102,593
    Korea.............       868,489      24,745
    Asia-Pacific**....       841,631       6,495
------------------------- ----------- -----------
                          $9,564,412  $1,421,919
------------------------- ----------- -----------
2001:
    North America*....    $2,130,739  $1,450,344
    Taiwan............     1,109,370      53,347
    Japan.............     1,875,992     124,653
    Europe............     1,084,945     126,219
    Korea.............       448,864      23,116
    Asia-Pacific**....       693,338      19,193
------------------------- ----------- -----------
                          $7,343,248  $1,796,872
------------------------- ----------- -----------
2002:
    North America*....    $1,327,886  $1,497,247
    Taiwan............     1,238,504      41,497
    Japan.............       756,700     107,424
    Europe............       660,042     119,105
    Korea.............       443,099      21,298
    Asia-Pacific**....       636,081      33,981
------------------------- ----------- -----------
                          $5,062,312  $1,820,552
------------------------- ----------- -----------

*     Primarily the United States.
**   Includes China.

NOTE 12    COMMITMENTS AND CONTINGENCIES

Applied leases some of its facilities and equipment under non-cancelable operating leases and has options to renew most leases, with rentals to be negotiated. At October 28, 2001, Applied had two synthetic leases for properties in California and Oregon. Upon its expiration in May 2002, Applied terminated the synthetic lease in California and purchased the property for $65 million. At October 27, 2002, Applied leased office and general operating facilities in Oregon under a synthetic lease agreement that provides for regular payments based on LIBOR. In accordance with this agreement, Applied must maintain compliance with covenants similar to those contained in its credit facilities. At the end of this lease, Applied is required to acquire the property at its original cost or arrange for this property to be acquired by a third party. If the fair market value of the leased property declines below original cost, Applied will be contingently liable under first-loss clauses guaranteeing a residual value for up to approximately $43 million. At October 27, 2002, Applied believed that the fair market value of the leased property was below original cost. Accordingly, Applied had accrued $5 million for such expenses at October 27, 2002. Management intends to purchase the property in fiscal 2003, and believes that this contingent liability will not have a material adverse affect on Applied's financial condition or results of operations in the future.

Total rent expense was $105 million for fiscal 2000, $153 million for fiscal 2001 and $140 million for fiscal 2002. Future minimum lease payments at October 27, 2002 were: $133 million for fiscal 2003; $110 million for fiscal 2004; $81 million for fiscal 2005; $38 million for fiscal 2006; $32 million for fiscal 2007; and $115 million thereafter.

Applied has several agreements that allow it to sell accounts receivable from selected customers at a discount to various financial institutions. Receivable sales have the effect of increasing cash and reducing accounts receivable and days sales outstanding. Discounting fees were recorded in interest expense and were not material for fiscal 2000, 2001 or 2002. Accounts receivable sales under these agreements were $1.5 billion for fiscal 2000, $1.2 billion for fiscal 2001 and $689 million for fiscal 2002. At October 27, 2002, $139 million of sold receivables remained outstanding under these agreements. A portion of these sold receivables is subject to certain recourse provisions. Applied has not experienced any losses under these recourse provisions, and receivables sold under these provisions have terms and credit risk characteristics similar to Applied's overall receivables portfolio.

Legal Matters

After Varian Associates, Inc. (Varian) failed to respond to requests by Applied to discuss certain patent issues, Applied filed a lawsuit against Varian alleging infringement of several of Applied's patents concerning physical vapor deposition (PVD) technology. On July 7, 1997, Applied amended a previous action against Varian to allege infringement of these patents against Novellus Systems, Inc. (Novellus) and to add Novellus as a defendant as a result of Novellus' acquisition of Varian's thin film systems PVD business. Applied has settled its action with respect to Varian, but the litigation with Novellus is ongoing. On June 23, 1997, Novellus filed a separate lawsuit against Applied, alleging infringement by Applied of several PVD technology patents that were formerly owned by Varian. Novellus seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys' fees. Fact discovery has closed in these actions. The court has set a trial date of May 27, 2003. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

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

On June 11, 2001, Semitool, Inc. (Semitool) filed a lawsuit against Applied, alleging that Applied infringes a patent concerning seed repair and electroplating owned by Semitool. Semitool sought a preliminary and permanent injunction, damages, costs and attorneys' fees. On July 13, 2001, Applied filed a declaratory judgment action against Semitool seeking a declaration that Applied has not infringed the Semitool patent and that Semitool's patent is invalid and unenforceable. The actions are now proceeding together in Oregon. Discovery is ongoing. The Court has issued an order interpreting the patent claims. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

On July 31, 2001, an individual, David Scharf, filed a lawsuit against Applied alleging that Applied has infringed, has induced others to infringe and has contributed to others infringement of a patent concerning color synthesizing scanning electron microscope technology. Mr. Scharf seeks a preliminary and permanent injunction, damages and costs. Applied answered the complaint by denying all allegations and counterclaiming for declaratory judgment of invalidity and non- infringement. Applied filed a request for re-examination of Mr. Scharf's patent with the U.S. Patent and Trademark Office which was granted on September 19, 2002. The Court has removed the suit from its active docket pending the result of the re-examination. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

On March 12, 2002, Linear Technology Corporation (LTC) filed a lawsuit against Applied in California state court alleging claims for breach of contract, fraud and deceit, negligent misrepresentation, suppression of fact, unfair competition, breach of warranty, express contractual indemnity and implied equitable indemnity. LTC filed the California action after a substantially identical lawsuit it filed in federal court in Texas was dismissed by the Texas court. In the California action, LTC seeks damages, punitive damages, injunctive relief and restitution. LTC also seeks costs and attorneys' fees incurred in connection with its suit against Applied and with a separate (now settled) litigation between LTC and Texas Instruments. Applied has answered the complaint by denying all allegations. No trial date has been set. Applied believes that it has meritorious defenses and intends to pursue them vigorously.

On August 27, 2002, ASM America, Inc. and ASM International, N.V. (collectively "ASMI") filed a lawsuit against Applied seeking a judicial declaration that ASMI does not infringe six patents belonging to Applied that relate to remote cleaning of chemical vapor deposition (CVD) chambers and to deposition of silicon nitride. The suit also seeks a judicial declaration that two of those six patents are invalid. No trial date has been set. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

On October 10, 2002, Robert Bosch GmbH (Bosch), a German company, filed a lawsuit against Applied alleging that Applied infringes two patents owned by Bosch related to anisotrophic etching. Bosch seeks a preliminary and permanent injunction, damages, costs and attorneys' fees. Applied has not been served with, and has therefore not responded to, the complaint. No trial date has been set. Applied believes it has meritorious defenses and intends to pursue them vigorously.

From time to time, Applied receives notification from customers claiming that such customers are entitled to indemnification or other obligations from Applied related to infringement claims made against the customers by third parties. In addition, Applied is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, Applied does not believe that any of these other existing legal matters will have a material adverse effect on its financial condition or results of operations.

NOTE 13    BUSINESS COMBINATIONS

On March 29, 2000, Applied acquired Etec, a supplier of mask pattern generating equipment for the semiconductor and electronics industries, in a stock-for-stock merger accounted for as a pooling-of-interests. Applied issued approximately 29 million shares of its common stock to complete this transaction, and recorded $40 million of transaction costs as a one-time operating expense. Additionally, Applied recorded a one-time, pre-tax operating expense of $14 million ($6.5 million in cost of products sold and $7.5 million in general and administrative expenses) to conform Etec's accounting policies to those of Applied. Prior to the merger, Etec's fiscal year end (July 31) was different from Applied's (last Sunday in October). To conform Etec's fiscal 2000 amounts to Applied's fiscal year, Etec's net loss for the three months ended October 31, 1999 was reflected as an adjustment to retained earnings for the first fiscal quarter of 2000. Etec's net sales and net loss for the three months ended October 31, 1999 were $43 million and $708,000, respectively.

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

On November 20, 2001, Applied acquired the assets of Schlumberger's electron-beam wafer inspection business for $66 million in cash. In connection with this acquisition, Applied recorded acquired in-process research and development expense of $6 million and goodwill of $81 million, net of adjustments to the initial purchase price allocation, partially offset by net liabilities acquired of $21 million. The amount of acquired in-process research and development expense was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future use existed. The value of the projects identified as in process was determined by calculating the total development costs incurred, estimating the portion of development costs related to the aspect of the project that Applied expects to utilize, and then calculating the current value of these historical development costs using a Consumer Price Index adjustment.

On December 3, 2001, Applied acquired GKS, a provider of advanced data mining services to improve semiconductor manufacturing yield and efficiency, for $16 million in cash. In connection with this acquisition, Applied recorded acquired in-process research and development expense of $2 million, goodwill of $6 million, purchased technology of $4 million and other items of $4 million. The amount of acquired in-process research and development expense was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future use existed. The value of the projects identified as in process was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value at a rate commensurate with the level of risk and maturity of the projects, and then applying a percentage of completion to the calculated value.

On April 8, 2002, Applied acquired Electron Vision Corporation, a designer, manufacturer and seller of e-beam stabilization and curing tools for the semiconductor, thin film head and micro-fabrication industries, for $26 million in cash. In connection with this acquisition, Applied recorded goodwill of $13 million, net of adjustments to the initial purchase price allocation, and purchased technology of $16 million, partially offset by other items of $3 million, primarily for deferred tax liabilities.

For all of the purchase business combinations discussed above, the results of operations prior to the acquisition dates were not material in relation to those of Applied for any of the periods presented herein. Goodwill is not amortized but is reviewed periodically for impairment, in accordance with SFAS No. 142, and purchased technology is amortized over its useful life of five years. These acquisitions have not had, and are not expected to have, a material effect on Applied's financial condition or results of operations.

NOTE 14   UNAUDITED SUBSEQUENT EVENT

On November 4, 2002, Applied announced a headcount reduction of approximately 1,750 positions, or 11 percent of its global workforce, in response to the continuing downturn in the semiconductor industry. The majority of the affected employees were based Santa Clara, California and Austin, Texas, and represented multiple company activities and functions. As a result of these activities, Applied will record a restructuring charge for the first fiscal quarter of 2003.

NOTE 15   UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                        Fiscal Quarter
                                        -----------------------------------------------   Fiscal
                                           First      Second       Third      Fourth       Year
--------------------------------------- ----------- ----------- ----------- ----------- -----------
(In thousands, except per share amounts)

2001:
  Net sales............................ $2,363,254  $2,139,417  $1,575,904  $1,264,673  $7,343,248
  Gross margin......................... $1,142,746    $984,968    $655,613    $468,706  $3,252,033

  Income/(loss) from operations before
    cumulative effect of change
    in accounting principle(1).........   $424,224    $318,377    $114,945    ($82,318)   $775,228
  Net income/(loss)(2).................   $156,825    $318,377    $114,945    ($82,318)   $507,829

  Earnings/(loss) per diluted share....      $0.09       $0.19       $0.07      ($0.05)      $0.30
--------------------------------------- ----------- ----------- ----------- ----------- -----------

2002:
  Net sales............................ $1,000,460  $1,156,472  $1,459,682  $1,445,698  $5,062,312
  Gross margin.........................   $385,452    $462,740    $606,143    $602,326  $2,056,661

  Net income/(loss)(1).................   ($45,495)    $52,030    $115,227    $147,242    $269,004

  Earnings/(loss) per diluted share....     ($0.03)      $0.03       $0.07       $0.09       $0.16
--------------------------------------- ----------- ----------- ----------- ----------- -----------

(1) Income/(loss) from operations before cumulative effect of change in accounting principle included one-time expenses, on an after-tax basis, of $41,182 for the second fiscal quarter of 2001, $12,926 for the third fiscal quarter of 2001 and $104,763 for the fourth fiscal quarter of 2001. Net income/(loss) included one-time expenses, on an after-tax basis, of $67,528 for the first fiscal quarter of 2002.

(2) In addition to the net one-time items included in income/(loss) from operations before cumulative effect of change in accounting principle, net income also included an after-tax expense of $267,399 from a cumulative effect of change in accounting principle for the first fiscal quarter of 2001.

REPORT OF MANAGEMENT

Management is responsible for the preparation and integrity of the consolidated financial statements appearing in this Annual Report on Form 10-K. The financial statements were prepared in conformity with accounting principles generally accepted in the United States appropriate in the circumstances and, accordingly, include some amounts based on management's best judgments and estimates. Financial information in this Annual Report on Form 10-K is consistent with that in the financial statements.

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

The Audit Committee of the Board of Directors, composed solely of Directors who are not employees or officers of Applied, meets on a regular periodic basis with the independent accountants, internal auditors and management to discuss internal business controls, auditing and financial reporting matters. The Committee reviews with the independent accountants the scope and results of the audit effort. The Committee also meets with the independent accountants without management present to ensure that the independent accountants have free access to the Committee.

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
Global Executive Committee and
Chief Financial Officer

November 13, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Applied Materials, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) on page 29 present fairly, in all material respects, the financial position of Applied Materials, Inc. and its subsidiaries at October 28, 2001 and October 27, 2002, and the results of their operations and their cash flows for each of the three years in the period ended October 27, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 29 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Jose, California
November 13, 2002

INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit No.      Description

2

Agreement and Plan of Reorganization, dated as of January 12, 2000, by and among Applied Materials, Inc., Boston Acquisition Sub Inc. and Etec Systems, Inc., incorporated by reference to Applied's Form S-4 (file no. 333-96427) filed February 8, 2000.

3.1

Certificate of Incorporation of Applied Materials, Inc., as amended and restated through March 31, 2000, incorporated by reference to Applied's Form 10-Q for the quarter ended April 30, 2000 (file no. 002-45028) filed June 8, 2000.

3.2

Certificate of Designation, Preferences and Rights of the Terms of the Series A Junior Participating Preferred Stock dated as of July 9, 1999, incorporated by reference to Applied's Form 10-Q for the quarter ended August 1, 1999 (file no. 000-06920) filed September 14, 1999.

3.3	Bylaws of Applied Materials, Inc., as amended and restated through November 28, 2001, incorporated by reference to Applied's Form 10-K for fiscal year 2001 (file no. 002-45028) filed January 23, 2002.
4.1

Form of Indenture (including form of debt security) between Applied Materials, Inc. and Harris Trust Company of California, as Trustee, incorporated by reference to Applied's Form 8-K (file no. 000- 06920) filed on August 17, 1994.

4.2

Rights Agreement, dated as of July 7, 1999, between Applied Materials, Inc. and Harris Trust and Savings Bank, as Rights Agent, incorporated by reference to Applied's Registration Statement on Form 8-A (file no. 000-06920) dated July 13, 1999.

4.3

First Amendment to Rights Agreement, dated as of November 6, 2002, between Applied Materials, Inc. and Computershare Investor Services, LLC, as Rights Agent, incorporated by reference to Applied's Registration Statement on Form 8-A/A (file no. 000-06920) dated November 25, 2002.

10.1*	The 1976 Management Stock Option Plan, as amended to October 5, 1993, incorporated by reference to Applied's Form 10-K for fiscal year 1993 (file no. 000-06920) filed December 21, 1993.
10.2*

Applied Materials, Inc. Supplemental Income Plan, as amended, including Participation Agreements with James C. Morgan, Walter Benzing, and Robert Graham, incorporated by reference to Applied's Form 10-K for fiscal year 1981 (file no. 000-06920) filed January 22, 1982.

10.3*	Amendment to Supplemental Income Plan, dated July 20, 1984, incorporated by reference to Applied's Form 10-K for fiscal year 1984 (file no. 000-06920) filed January 25, 1985.
10.4*	The Applied Materials, Inc. Employee Financial Assistance Plan, incorporated by reference to Applied's Definitive Proxy Statement (file no. 000-06920) filed February 5, 1981.
10.5*

Applied Materials, Inc. Supplemental Income Plan as amended to December 15, 1988, including the Participation Agreement with James C. Morgan, incorporated by reference to Applied's Form 10-K for fiscal year 1988 (file no. 000-06920) filed January 23, 1989.

10.6

License Agreement dated January 1, 1992, between Applied Materials and Varian Associates, Inc., incorporated by reference to Applied's Form 10-K for fiscal year 1992 (file no. 000-06920) filed December 16, 1992.

10.7*

Amendment dated December 9, 1992 to Applied Materials, Inc. Supplemental Income Plan dated June 4, 1981 (as amended to December 15, 1988), incorporated by reference to Applied's Form 10-K for fiscal year 1993 (file no. 000-06920) filed December 21, 1993.

10.8*

Applied Materials, Inc. Executive Deferred Compensation Plan, as amended and restated on April 1, 1995, incorporated by reference to Applied's Form 10-Q for the quarter ended April 30, 1995 (file no. 000-06920) filed June 7, 1995.

10.9

Applied Materials, Inc. Medium-Term Notes, Series A Distribution Agreement, dated August 24, 1995, incorporated by reference to Applied's Form 10-K for fiscal year 1995 (file no. 000-06920) filed January 12, 1996.

10.10

Underwriting Agreement between Applied Materials, Inc. and Morgan Stanley & Co. Incorporated dated October 9, 1997, incorporated by reference to form of Underwriting Agreement between Applied Materials, Inc. and Morgan Stanley & Co. Incorporated previously filed with Applied's Form S-3 (file no. 033-52471) filed March 1, 1994.

10.11

$250,000,000 Five Year Credit Agreement dated as of March 13, 1998, among Applied Materials, Inc., Morgan Guaranty Trust Company of New York, as Documentation Agent and Administrative Agent, and Citicorp Securities, Inc., as Syndication Agent, incorporated by reference to Applied's Form 10-Q for the quarter ended April 26, 1998 (file no. 000-06920) filed June 4, 1998.

10.12*

Amendment No. 1 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied's Form 10-Q for the quarter ended July 26, 1998 (file no. 000-06920) filed September 9, 1998.

10.13*

Amendment No. 2 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied's Form 10-Q for the quarter ended July 26, 1998 (file no. 000-06920) filed September 9, 1998.

10.14

Receivables Purchase Agreement dated October 22, 1998, between Applied Materials, Inc. and Deutsche Financial Services Corporation, incorporated by reference to Applied's Form 10-K for fiscal year 1998 (file no. 000-06920) filed January 20, 1999.

10.15*	Applied Materials, Inc. amended and restated Employees' Stock Purchase Plan.
10.16

Amendment dated January 26, 1999 to Receivables Purchase Agreement dated October 22, 1998, between Applied Materials, Inc. and Deutsche Financial Services Corporation, incorporated by reference to Applied's Form 10-Q for the quarter ended January 31, 1999 (file no. 000-06920) filed March 9, 1999.

10.17

Receivables Purchase Agreement dated January 26, 1999, between Applied Materials, Inc. and Deutsche Financial Services (UK) Limited, incorporated by reference to Applied's Form 10-Q for the quarter ended January 31, 1999 (file no. 000-06920) filed March 9, 1999.

10.18

Second Amendment dated April 28, 1999 to Receivables Purchase Agreement dated October 22, 1998, between Applied Materials, Inc. and Deutsche Financial Services Corporation, incorporated by reference to Applied's Form 10-Q for the quarter ended May 2, 1999 (file no. 000-06920) filed June 15, 1999. (Confidential treatment has been granted for certain portions of the agreement.)

10.19

Amendment dated April 28, 1999 to Receivables Purchase Agreement dated January 26, 1999, between Applied Materials, Inc. and Deutsche Financial Services Corporation (UK) Limited, incorporated by reference to Applied's Form 10-Q for the quarter ended May 2, 1999 (file no. 000-06920) filed June 15, 1999 (Confidential treatment has been granted for certain portions of the agreement.)

10.20*

Applied Materials, Inc. Nonqualified Stock Option Agreement related to the 1995 Equity Incentive Plan, incorporated by reference to Applied's Form 10-Q for the quarter ended May 2, 1999 (file no. 000-06920) filed June 15, 1999.

10.21

Form of Indemnification Agreement between Applied Materials, Inc. and Non-Employee Directors, dated June 11, 1999, incorporated by reference to Applied's Form 10-K for fiscal year 1999 (file no. 333-88777) filed January 31, 2000.

10.22

Form of Indemnification Agreement between Applied Materials, Inc. and James C. Morgan and Dan Maydan, dated June 11, 1999, incorporated by reference to Applied's Form 10-K for fiscal year 1999 (file no. 333-88777) filed January 31, 2000.

10.23

Form of Indemnification Agreement between Applied Materials, Inc. and Joseph R. Bronson, Sasson Somekh and David N.K. Wang, dated November 2, 1999, incorporated by reference to Applied's Form 10-K for fiscal year 1999 (file no. 333-88777) filed January 31, 2000.

10.24

$250,000,000 364-Day Credit Agreement dated March 10, 2000, among Applied Materials, Inc., Citicorp USA, Inc. as Agent, and Bank of America N.A. as Co-Agent, incorporated by reference to Applied's Form 10-Q for the quarter ended April 30, 2000 (file no. 002-45028) filed June 8, 2000.

10.25*	Applied Materials, Inc. amended and restated 1995 Equity Incentive Plan.
10.26*	Applied Materials, Inc. amended and restated Senior Executive Bonus Plan, incorporated by reference to Applied's Preliminary Proxy Statement (file no. 000-06920) filed February 4, 2000.
10.27*

Form of Applied Materials, Inc. Nonqualified Stock Option Grant Agreement for use under the 1995 Equity Incentive Plan, incorporated by reference to Applied's Form 10-Q for the quarter ended April 29, 2001 (file no. 002-45028) filed June 7, 2001.

10.28*	Applied Materials, Inc. amended and restated Employees' Stock Purchase Plan for Offshore Employees, incorporated by reference to Applied's S-8 (file no. 033-63847) filed October 31, 1995.
10.29*	Applied Materials, Inc. amended and restated 30th Anniversary Stock Option Plan.
10.30*	Applied Materials, Inc. amended and restated 1998 Non-Executive Employee Retention Stock Option Plan.
10.31*	Applied Materials, Inc. amended and restated 2000 Global Equity Incentive Plan.
10.32*	Applied Materials, Inc. Profit Sharing Scheme (Ireland), incorporated by reference to Applied's S-8 (file no. 333-45011) filed January 27, 1998.
12	Ratio of Earnings to Fixed Charges.
21	Subsidiaries of Applied Materials, Inc.
23	Consent of Independent Accountants.
24	Power of Attorney.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MATERIALS, INC.

By	/s/ JAMES C. MORGAN

James C. Morgan
Chairman and Chief Executive Officer

Dated: January 23, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                            Title                      Date
-------------------------  -----------------------------------  ---------------

/s/ JAMES C. MORGAN        Chairman and                         January 23, 2003
-------------------------  Chief Executive Officer
James C. Morgan            (Principal Executive Officer)

/s/ JOSEPH R. BRONSON      Executive Vice President,            January 23, 2003
-------------------------  Global Executive Committee and
Joseph R. Bronson          Chief Financial Officer
                           (Principal Financial Officer)

/s/ NANCY H. HANDEL        Group Vice President,                January 23, 2003
-------------------------  Deputy Chief Financial Officer
Nancy H. Handel            and Corporate Controller
                           (Principal Accounting Officer)

Directors:
            *
-------------------------  President and Director               January 23, 2003
Dan Maydan
            *
-------------------------  Director                             January 23, 2003
Michael H. Armacost
            *
-------------------------  Director                             January 23, 2003
Deborah A. Coleman
            *
-------------------------  Director                             January 23, 2003
Herbert M. Dwight, Jr.
            *
-------------------------  Director                             January 23, 2003
Philip V. Gerdine
            *
-------------------------  Director                             January 23, 2003
Paul R. Low
            *
-------------------------  Director                             January 23, 2003
Steven L. Miller

-------------------------  Director                             January 23, 2003
Minoru Morio
            *
-------------------------  Director                             January 23, 2003
Gerhard H. Parker
            *
-------------------------  Director                             January 23, 2003
Stan Shih
Representing a majority of the members of the Board of Directors.

* By      /s/ JAMES C. MORGAN
 James C. Morgan
Attorney-in-Fact **

**By authority of the power of attorney filed herewith.

APPLIED MATERIALS, INC.
SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

I, James C. Morgan, certify that:

1. I have reviewed this annual report on Form 10-K of Applied Materials, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 23, 2003

/s/ JAMES C. MORGAN

James C. Morgan
Chairman and Chief Executive Officer

I, Joseph R. Bronson, certify that:

1. I have reviewed this annual report on Form 10-K of Applied Materials, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 23, 2003

/s/ JOSEPH R. BRONSON

Joseph R. Bronson
Executive Vice President, Global Executive Committee and Chief Financial Officer

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS
(Dollars in thousands)

                             Balance at  Additions-              Balance at
                              Beginning  Charged to                End of
        Fiscal Year            of Year     Income    Deductions     Year
---------------------------- ----------- ----------- ----------- -----------

     2000.................       $4,153     ($2,019)      ($309)     $1,825

     2001.................       $1,825      $1,956     ($1,081)     $2,700

     2002.................       $2,700       $  --       ($625)     $2,075