Form 10-Q
period 2003-01-26
APPLIED MATERIALS INC /DE
filed 2003-03-11
CIK 6951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 26, 2003

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

Number of shares outstanding of the issuer's common stock as of January 26, 2003: 1,655,200,035

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTER ENDED JANUARY 26, 2003
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Condensed Statements of Operations for the three months ended January 27, 2002 and January 26, 2003

Consolidated Condensed Balance Sheets as of October 27, 2002 and January 26, 2003

Consolidated Condensed Statements of Cash Flows for the three months ended January 27, 2002 and January 26, 2003

Notes to Consolidated Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

Financial Condition, Liquidity and Capital Resources

Trends, Risks and Uncertainties

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Certifications

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                             Three Months Ended
                                          -------------------------
(In thousands, except per                  January 27,  January 26,
 share amounts)                               2002         2003
----------------------------------------  -----------  ------------
Net sales.............................    $1,000,460    $1,054,209
Cost of products sold.................       615,008       663,827
                                          -----------  ------------
Gross margin..........................       385,452       390,382

Operating expenses:
   Research, development and
     engineering......................       246,799       243,205
   Marketing and selling..............        83,804        92,217
   General and administrative.........        70,043        72,801
   Restructuring and other charges....        85,479        99,338
                                          -----------  ------------
Loss from operations..................      (100,673)     (117,179)

Interest expense......................        11,991        11,342
Interest income.......................        48,132        35,372
                                          -----------  ------------
Loss before income taxes..............       (64,532)      (93,149)
Benefit for income taxes..............        19,037        27,479
                                          -----------  ------------
Net loss..............................      ($45,495)     ($65,670)
                                          ===========  ============
Loss per share:
   Basic..............................        ($0.03)       ($0.04)
   Diluted............................        ($0.03)       ($0.04)
                                          -----------  ------------
Weighted average number of shares:
   Basic..............................     1,636,418     1,650,612
   Diluted............................     1,636,418     1,650,612
-------------------------------------------------------------------

      See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS*

                                                 October 27,   January 26,
(In thousands)                                      2002          2003
----------------------------------------------  ------------  ------------

ASSETS

Current assets:
   Cash and cash equivalents.................    $1,284,791    $1,292,948
   Short-term investments....................     3,644,735     3,695,986
   Accounts receivable, net..................     1,046,016       891,297
   Inventories...............................     1,273,816     1,217,107
   Deferred income taxes.....................       565,936       560,047
   Other current assets......................       257,499       221,362
                                                ------------  ------------
Total current assets.........................     8,072,793     7,878,747

Property, plant and equipment, net...........     1,764,937     1,755,101
Other assets.................................       387,035       391,066
                                                ------------  ------------
Total assets.................................   $10,224,765   $10,024,914
                                                ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable.............................       $40,323       $40,336
   Current portion of long-term debt.........         9,453         9,567
   Accounts payable and accrued expenses.....     1,348,156     1,200,618
   Income taxes payable......................       103,524        47,887
                                                ------------  ------------
Total current liabilities....................     1,501,456     1,298,408

Long-term debt...............................       573,853       573,745
Deferred income taxes and other liabilities..       129,807       136,282
                                                ------------  ------------
Total liabilities............................     2,205,116     2,008,435
                                                ------------  ------------
Stockholders' equity:
   Common stock..............................        16,480        16,552
   Additional paid-in capital................     2,022,546     2,050,803
   Retained earnings.........................     5,962,014     5,896,344
   Accumulated other comprehensive
    income...................................        18,609        52,780
                                                ------------  ------------
Total stockholders' equity...................     8,019,649     8,016,479
                                                ------------  ------------
Total liabilities and stockholders' equity...   $10,224,765   $10,024,914
                                                ============  ============

*   Amounts as of January 26, 2003 are unaudited. Amounts as of October 27, 2002 are from the October 27, 2002 audited financial statements.

      See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                         Three Months Ended
                                                      ------------------------
                                                      January 27,  January 26,
(In thousands)                                            2002         2003
----------------------------------------------------- -----------  -----------

Cash flows from operating activities:
  Net loss...........................................   ($45,495)    ($65,670)
  Adjustments required to reconcile loss from
    continuing operations to cash provided
    by/(used for) operating activities:
      Depreciation and amortization..................     91,857      103,801
      Deferred income taxes..........................      4,341       20,320
      Non-cash portion of restructuring charge.......     27,605           --
      Acquired in-process research and development
        expense......................................      8,000           --
      Changes in assets and liabilities, net of
        amounts acquired:
           Accounts receivable, net..................    (18,923)     163,753
           Inventories...............................    148,932       62,480
           Other current assets......................    (28,891)      37,536
           Other assets..............................      1,867      (24,191)
           Accounts payable and accrued expenses.....   (168,542)    (155,509)
           Income taxes payable......................     83,072      (56,233)
           Other liabilities.........................     (2,715)       1,164
                                                      -----------  -----------
Cash provided by continuing operations...............    101,108       87,451
                                                      -----------  -----------
Cash flows from investing activities:
  Capital expenditures, net of retirements...........    (86,586)     (76,881)
  Cash paid for acquisitions, net of cash acquired...    (81,962)          --
  Proceeds from sales and maturities of short-term
    investments......................................    535,197      707,412
  Purchases of short-term investments................   (860,438)    (740,203)
                                                      -----------  -----------
Cash used for investing..............................   (493,789)    (109,672)
                                                      -----------  -----------
Cash flows from financing activities:
  Short-term debt activity, net......................     64,603       (1,613)
  Long-term debt activity, net.......................       (525)        (858)
  Common stock transactions, net.....................     79,326       28,329
                                                      -----------  -----------
Cash provided by financing...........................    143,404       25,858
                                                      -----------  -----------
Effect of exchange rate changes on cash..............     (5,592)       4,520
                                                      -----------  -----------
Increase/(decrease) in cash and cash equivalents.....   (254,869)       8,157
Cash and cash equivalents - beginning of period......  1,356,304    1,284,791
                                                      -----------  -----------
Cash and cash equivalents - end of period............ $1,101,435   $1,292,948
                                                      ===========  ===========

Cash payments for interest (in thousands) were $239 for the three months ended January 27, 2002 and $115 for the three months ended January 26, 2003. Net cash activities for income taxes (in thousands) were $104,085 of refunds for the three months ended January 27, 2002 and $27,385 of payments for the three months ended January 26, 2003.

      See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED JANUARY 26, 2003

1)      Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. (Applied) included herein have been prepared on a basis consistent with the October 27, 2002 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied's Form 10-K for the fiscal year ended October 27, 2002. Applied's results of operations for the three months ended January 26, 2003 are not necessarily indicative of future operating results.

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

Certain prior year amounts have been reclassified to conform to the fiscal 2003 financial statement presentation.

2)      Earnings Per Share
Basic earnings per share has been determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share has been determined using the weighted average number of common shares and equivalents (representing the dilutive effect of stock options) outstanding during the period. Applied's net income has not been adjusted for any period presented for purposes of computing basic or diluted earnings

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of Applied's common stock for the period. For the three months ended January 27, 2002, options to purchase approximately 76,372,000 shares of common stock at an average exercise price of $24.08 were excluded from the computation. For the three months ended January 26, 2003, options to purchase approximately 174,314,000 shares of common stock at an average exercise price of $20.21 were excluded from the computation.

3)      Accounts Receivable, Net
Applied has agreements with various financial institutions to sell accounts receivable from selected customers. Applied sold accounts receivable under these agreements of $199 million for the three months ended January 27, 2002 and $122 million for the three months ended January 26, 2003. Discounting fees were not material for the three months ended January 27, 2002 or January 26, 2003, and were recorded as interest expense. At January 26, 2003, $75 million of sold receivables remained outstanding under these agreements. A portion of these sold receivables is subject to certain recourse provisions. Applied has not experienced any losses under these recourse provisions, and receivables sold under these provisions have terms and credit risk characteristics similar to Applied's overall receivables portfolio.

4)      Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. Components of inventories were as follows (in thousands):

                                         October 27,  January 26,
                                             2002        2003
                                         -----------  -----------
 Customer service spares............       $644,352     $587,518
 Raw materials......................        191,956      199,312
 Work-in-process....................        195,409      169,744
 Finished goods.....................        242,099      260,533
                                         -----------  -----------
                                         $1,273,816   $1,217,107
                                         ===========  ===========

5)      Other Assets
Components of other assets were as follows (in thousands):

                                         October 27,  January 26,
                                             2002        2003
                                         -----------  -----------
 Purchased technology, net..........       $112,920     $109,153
 Goodwill, net......................        202,290      201,973
 Other..............................         71,825       79,940
                                         -----------  -----------
                                           $387,035     $391,066
                                         ===========  ===========

Purchased technology and other intangible assets are amortized over their estimated useful lives of three to 10 years using the straight-line method.

Components of intangible assets were as follows (in thousands):

                                      October 27, 2002               January 26, 2003
                               -----------------------------   -----------------------------
                               Gross Carrying   Accumulated    Gross Carrying   Accumulated
                                   Amount      Amortization        Amount      Amortization
                               --------------  -------------   --------------  -------------
Amortized intangible assets:
 Purchased technology.........      $312,529       $199,609         $320,529       $211,376
 Other........................        23,600          7,390           23,600          8,280
                               --------------  -------------   --------------  -------------
                                    $336,129       $206,999         $344,129       $219,656
                               ==============  =============   ==============  =============

Unamortized intangible assets:
 Goodwill.....................      $248,160        $45,870         $247,843        $45,870
                               ==============  =============   ==============  =============
Aggregate amortization expense was $13 million for both of the three month periods ended January 27, 2002 and January 26, 2003. As of January 26, 2003, future estimated amortization expense is expected to be: $49 million for fiscal 2003, $48 million for fiscal 2004, $19 million for fiscal 2005, $13 million for fiscal 2006 and $5 million for fiscal 2007. In connection with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as of the beginning of fiscal 2002, goodwill is no longer amortized but reviewed periodically for impairment.

During fiscal 2001, Applied established a venture capital fund, Applied Materials Ventures I, L.P. (Ventures I), to invest in privately-held, early- stage companies engaged in developing communications components, systems and sub-systems. Ventures I's investment objectives were subsequently expanded to include systems, devices and processing technology based on nanotechnology for specific applications and products. Ventures I is a limited partnership with Applied as the sole limited partner and an independent party as the general partner. Applied has committed to fund $50 million in capital contributions, but has reserved the option to discontinue capital contributions at $25 million. Applied's capital contributions to Ventures I totaled approximately $9 million at October 27, 2002 and $11 million at January 26, 2003. As provided for in the partnership agreement, the general partner has control over investment decisions and operations of Ventures I. Accordingly, Applied accounts for its investment using the equity method. Capital contributions, net of the prorata share of Venture I's results of operations, have been included in other assets and totaled $6 million at October 27, 2002 and $7 million at January 26, 2003. Applied does not expect its investment in Ventures I to have a material effect on its financial condition or results of operation.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 provides guidance on the identification, classification and accounting of variable interest entities. If certain criteria are met, Applied may be required to consolidate Ventures I during the fourth fiscal quarter of 2003. Applied is in the process of assessing the effect of this Interpretation. For further details of the provisions of FIN 46, see Note 12 of Notes to the Consolidated Condensed Financial Statements.

6)      Accounts Payable and Accrued Expenses
Components of accounts payable and accrued expenses were as follows (in thousands):

                                         October 27,  January 26,
                                             2002        2003
                                         -----------  -----------
 Accounts payable...................       $269,275     $200,686
 Compensation and benefits..........        255,231      131,692
 Installation and warranty..........        214,004      200,982
 Deferred revenue...................        117,827      178,975
 Other..............................        491,819      488,283
                                         -----------  -----------
                                         $1,348,156   $1,200,618
                                         ===========  ===========

Applied adopted Financial Accounting Standards Board Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Indebtedness of Others" (FIN 45) during the first fiscal quarter of 2003. FIN 45 requires disclosures concerning Applied's obligations under certain guarantees.

Applied products are generally sold with a 12-month warranty period following installation. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product, configuration and geographic region.

Changes in the warranty reserves during the first fiscal quarter of 2003 were as follows (in thousands):

Balance, October 27, 2002......            $168,175
Provisions for warranty........              29,224
Consumption of reserves........             (39,717)
                                         -----------
Balance, January 26, 2003......            $157,682
                                         ===========
During the ordinary course of business, Applied also provides standby letters of credit or other guarantee instruments to certain parties as required. As of January 26, 2003, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements is approximately $49 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Additionally, Applied guarantees payments for certain wholly owned subsidiary short-term borrowings, term loans and overdraft facilities totaling $175 million. Under these arrangements, in the event a subsidiary does not make the required payments, Applied could be required to fulfill these obligations. The total amount outstanding as of January 26, 2003 under these arrangements was $59 million and was recorded on Applied's consolidated condensed balance sheet. Applied also guarantees payments for certain wholly owned subsidiary lease obligations, which could require Applied to pay approximately $3 million per quarter in the event the subsidiary does not make the required payments. These leases will expire between 2004 and 2014. As of January 26, 2003, Applied has not recorded any liability related to guarantees of wholly owned subsidiary obligations. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under wholly owned subsidiary guarantees.

In connection with certain business combinations and purchased technology acquisitions, Applied was subject to contingent consideration arrangements at January 26, 2003. These arrangements are based upon sales volume or other events taking place subsequent to the acquisition. Depending upon the circumstances of each agreement, the payment of the contingency results in an increase to goodwill or a charge to operating expenses. Amounts paid under these arrangements have not been, and are not expected to have, a material effect on Applied's financial condition or results of operations.

7)      Restructuring and Other
During the first fiscal quarter of 2003 and in response to the continuing downturn in the semiconductor industry, Applied recorded a pre-tax restructuring charge of $99 million, or $0.04 per share, for employee- related costs and consolidation of facilities. As a result of this action, Applied reduced its global workforce by approximately 1,750 positions or 11 percent. The majority of the affected employees were based in Santa Clara, California and Austin, Texas and represented multiple company activities and functions. The restructuring charge of $99 million contained no non-cash items. The majority of the cash outlays are anticipated to occur in fiscal 2003.

Restructuring and other items for the first fiscal quarter of 2002 totaled $85 million, or $0.04 per share. During the first fiscal quarter of 2002, Applied recorded $8 million for in-process research and development expense in connection with its acquisitions of Schlumberger's electron-beam wafer inspection business and Global Knowledge Services, Inc. (GKS). For further details regarding these acquisitions, see Note 10. Also during the first fiscal quarter of 2002, in response to the continuing downturn in the semiconductor industry, Applied recorded a pre-tax restructuring charge of $77 million for employee-related costs, consolidation of facilities and other costs, and reduced its global workforce by approximately 1,100 positions, or six percent. The majority of the affected employees were based in Santa Clara, California and Austin, Texas, and represented multiple company activities and functions. The restructuring charge of $77 million consisted of $49 million of cash outlays and $28 million of non-cash charges, primarily for fixed asset write-offs.

At January 26, 2003, the remaining restructuring reserve consisted of $13 million related to the restructuring implemented in the fourth fiscal quarter of 2001, $15 million related to the restructuring implemented in the first fiscal quarter of 2002 and $62 million related to the restructuring implemented in the first fiscal quarter of 2003. Restructuring activity for the first fiscal quarter of 2003 was as follows (in thousands):

                                    Severance
                                   and Benefits  Facilities    Other      Total
                                   ------------  ----------  ---------  ---------
Balance, October 27, 2002......         $1,993     $32,015     $3,300    $37,308
Provision......................         80,133      19,205          0     99,338
Cash Outlays...................        (37,868)     (7,667)      (800)   (46,335)
                                   ------------  ----------  ---------  ---------
Balance, January 26, 2003......         44,258      43,553      2,500     90,311
                                   ============  ==========  =========  =========

8)      Derivative Financial Instruments
In accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," all of Applied's derivative financial instruments, consisting of forward exchange contracts and currency option contracts such as Japanese yen, euro and British pounds are recorded at their fair value on the balance sheet, either in other current assets or accounts payable and accrued expenses. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, must be recognized currently in earnings. The effective portion of the gain or loss is reported as a component of accumulated other comprehensive income in stockholders' equity, and is reclassified into earnings when the hedged transaction affects earnings. All amounts included in accumulated other comprehensive income at January 26, 2003 will be reclassified to earnings within 12 months. Changes in the fair value of currency option contracts due to changes in time value are excluded from the assessment of effectiveness, and are recognized in cost of products sold. The change in option time value was not material for the three months ended January 27, 2002 or January 26, 2003. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, Applied immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amount recognized due to the anticipated transactions failing to occur were not material for the three months ended January 27, 2002 and January 26, 2003.

Derivative-related activity in accumulated other comprehensive income for the three months ended January 26, 2003 decreased by $1 million, comprised of a $3 million net increase in fair value of derivatives, offset by $4 million of net gains reclassified from accumulated other comprehensive income to earnings.

9)      Stockholders' Equity
Comprehensive Income/(Loss)
 Components of comprehensive income/(loss), on an after-tax basis where applicable, were as follows (in thousands):

                                            Three Months Ended
                                         ------------------------
                                         January 27,  January 26,
                                             2002         2003
                                         -----------  -----------
Net loss............................       ($45,495)    ($65,670)
Change in unrealized gain/(loss)  on
  investments.......................        (15,028)      20,154
Change in unrealized gain/(loss) on
  derivative instruments
  designated and qualifying as
  cash flow hedges..................          7,019         (519)
Foreign currency translation
  adjustments.......................        (15,342)      14,536
                                         -----------  -----------
Comprehensive loss..................       ($68,846)    ($31,499)
                                         ===========  ===========

Components of accumulated other comprehensive income, on an after-tax basis where applicable, were as follows (in thousands):

                                         October 27,  January 26,
                                             2002        2003
                                         -----------  -----------
Unrealized gain on investments......        $41,257      $61,411
Unrealized gain on derivative
  instruments designated and
  qualifying as cash flow hedges....          5,987        5,468
Cumulative translation adjustments..        (28,635)     (14,099)
                                         -----------  -----------
Accumulated other comprehensive
  income............................        $18,609      $52,780
                                         ===========  ===========

Stock Repurchase Program
 Since March 1996, Applied has systematically repurchased shares of its common stock in the open market to partially fund its stock-based employee benefit plans. Upon the expiration of the previous authorization on March 22, 2001, the Board of Directors extended the stock repurchase program and authorized the repurchase of up to $2 billion of Applied's common stock in the open market over the succeeding three years. Under this new authorization, Applied will continue a systematic stock repurchase program and may also make additional stock repurchases from time to time, depending on market conditions, stock price and other factors.

During the three months ended January 27, 2002, Applied did not repurchase any stock. During the three months ended January 26, 2003, Applied repurchased 3,073,000 shares of its common stock at an average price of $16.25, for a total cash outlay of $50 million.

10)     Business Combinations
On November 20, 2001, Applied acquired the assets of Schlumberger's electron-beam wafer inspection business for $66 million in cash. In connection with this acquisition, Applied recorded acquired in-process research and development expense of $6 million and goodwill of $81 million, net of adjustments to the initial purchase price allocation, partially offset by net liabilities acquired of $21 million. The amount of acquired in-process research and development expense was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future use existed. The value of the projects identified as in-process was determined by calculating the total development costs incurred, estimating the portion of development costs related to the aspect of the project that Applied expects to utilize, and then calculating the current value of these historical development costs using a Consumer Price Index adjustment.

On December 3, 2001, Applied acquired GKS, a provider of advanced data mining services to improve semiconductor manufacturing yield and efficiency, for $16 million in cash. In connection with this acquisition, Applied recorded acquired in-process research and development expense of $2 million, goodwill of $6 million, purchased technology of $4 million and other items of $4 million. The amount of acquired in-process research and development expense was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future use existed. The value of the projects identified as in- process was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value at a rate commensurate with the level of risk and maturity of the projects, and then applying a percentage-of-completion to the calculated value.

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

11)     Notes Payable
Applied has credit facilities for unsecured borrowings in various currencies up to approximately $673 million, of which $500 million is comprised of two revolving credit agreements in the U.S. with a group of banks. The agreements provide for borrowings at various rates, including the lead bank's prime reference rate, and include financial and other covenants with which Applied was in compliance at January 26, 2003. No amounts were outstanding under these agreements at October 27, 2002 or January 26, 2003. Both agreements expire in March 2003. Applied does not plan to renew or replace these agreements at expiration, but may seek similar credit facilities in the future. The remaining credit facilities of approximately $173 million are primarily with Japanese banks at rates indexed to their prime reference rate. At January 26, 2003, $40 million was outstanding under these credit facilities.

12)     Recent Accounting Pronouncements
In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Under SFAS No.145, such gains and losses should be classified as extraordinary only if they meet the criteria of APB Opinion No. 30. In addition, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Applied does not expect the adoption of SFAS No. 145, which will become effective at varying dates from May 2002 to Applied's fiscal 2003, to have a material effect on its financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide two additional alternative transition methods if a company voluntarily decides to change its method of accounting for stock-based employee compensation to the fair- value method. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 by requiring that companies make quarterly disclosures regarding the pro forma effects of using the fair-value method of accounting for stock- based compensation, effective for interim periods beginning after December 15, 2002. Applied will adopt the disclosure provisions of SFAS No. 148 for the second fiscal quarter of 2003.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as "variable interest entities" (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Certain disclosures are effective immediately. Applied is in the process of assessing the effect of FIN 46, but does not expect its implementation to have a material effect on its financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain information contained in this Quarterly Report on Form 10-Q is forward- looking in nature. All statements included in this Quarterly Report on Form 10- Q or made by management of Applied Materials, Inc. and its subsidiaries (Applied), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Applied's future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. These forward-looking statements are based on management's estimates and projections as of the date hereof and include the assumptions that underlie such statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should", "would," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section below entitled "Trends, Risks and Uncertainties." Other risks and uncertainties are disclosed in Applied's prior SEC filings, including its Annual Report on Form 10-K for the fiscal year ended October 27, 2002. These and many other factors could affect Applied's future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf.

Results of Operations

Applied is a supplier of semiconductor manufacturing equipment and services to the global semiconductor industry. Business activity in the semiconductor and semiconductor manufacturing equipment industries has been cyclical; for this and other reasons, Applied's results of operations for the three months ended January 26, 2003 may not necessarily be indicative of future operating results.

The continued and prolonged downturn, which Applied believes may be the most severe decline in the history of the semiconductor industry, has resulted in a significant decrease in demand for manufacturing equipment. Inventory buildups in telecommunication products, slower than expected personal computer sales and slow global economic growth caused semiconductor companies to reevaluate their capital spending and reschedule or cancel existing orders. These factors resulted in a sequential decline in orders that began in the first fiscal quarter of 2001 and continued through the fourth fiscal quarter of 2001. Flat orders in the first fiscal quarter of 2002 were followed by a slight improvement in orders in the second and third fiscal quarters of 2002 as customers reacted to a spike in demand for logic integrated circuits. When the anticipated business did not meet customer expectations these customers reduced capital spending, rapidly causing further sequential declines in orders from the third fiscal quarters level through the first fiscal quarter of 2003.

Applied received new orders of $1.0 billion for the first fiscal quarter of 2003 compared to $1.6 billion for the fourth fiscal quarter of 2002 and $1.1 billion for the first fiscal quarter of 2002. New orders for the first fiscal quarter of 2003 declined by 35 percent from the preceding quarter. The decline in orders was broad-based, occurring in most products and regions, however a significant portion of the regional decline in new orders occurred in Taiwan, primarily due to a lack of capacity orders.

New orders by region for the two past consecutive quarters were as follows (dollars in millions):

                                  Three Months Ended
                          ---------------------------------
                          October 27, 2002 January 26, 2003
                          ---------------  ----------------
                            ($)     (%)      ($)      (%)
                          -------  ------  -------  -------
 North America*.........     313      20      273       27
 Japan..................     300      19      217       21
 Europe.................     224      14      180       18
 Taiwan.................     319      21      139       14
 Asia-Pacific**.........     214      14      129       12
 Korea..................     187      12       78        8
                          -------  ------  -------  -------
  Total                    1,557     100    1,016      100
                          =======  ======  =======  =======
*     Primarily the United States.
**   Includes China.

Applied's backlog for the most recent three fiscal quarters was as follows: $3.1 billion at January 26, 2003, $3.2 billion at October 27, 2002 and $3.3 billion at July 28, 2002. Backlog consists of only orders for which written authorizations have been accepted, shipment dates within 12 months have been assigned and revenue has not been recognized. Due to possible customer changes in delivery schedules and cancellations of orders, Applied's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

During fiscal 2002, net sales remained relatively flat for the first and second fiscal quarters, followed by a modest increase in the third fiscal quarter, followed by a slight decline in the fourth fiscal quarter and declined further in the first fiscal quarter of 2003. Net sales for the first fiscal quarter of 2003 decreased 27 percent from the fourth fiscal quarter of 2002 and increased five percent from the first fiscal quarter of 2002. The overall decrease in net sales was due primarily to the continued uncertainties associated with the prolonged downturn and the macro-economic climate discussed previously. Net sales by region for the first fiscal quarters of 2002 and 2003 were as follows (dollars in millions):

                                 Three Months Ended
                          ---------------------------------
                          January 27, 2002 January 26, 2003
                          ---------------  ----------------
                             ($)     (%)      ($)     (%)
                          -------  ------  -------  -------
 North America*.........     336      34      363      34
 Japan..................     205      20      188      18
 Europe.................     167      17      144      14
 Taiwan.................     111      11       98       9
 Asia-Pacific**.........      92       9       91       9
 Korea..................      89       9      170      16
                          -------  ------  -------  -------
  Total                    1,000     100    1,054     100
                          =======  ======  =======  =======
*     Primarily the United States.
**   Includes China.

Gross margin was 37.0 percent for the first fiscal quarter of 2003, compared to 41.7 percent for the fourth fiscal quarter of 2002 and 38.5 percent for the first fiscal quarter of 2002. The decline in the gross margin percentage for the first fiscal quarter of 2003 as compared to preceding periods was principally attributable to underabsorption of manufacturing and field service costs as a result of lower business volumes.

Excluding restructuring and other charges, operating expenses were 39 percent of net sales for the three months ended January 26, 2003, compared to 32 percent for the fourth fiscal quarter of 2002 and 40 percent for the first fiscal quarter of 2002. In terms of absolute dollars, excluding restructuring and other charges, operating expenses declined by $59 million or 13 percent from the fourth fiscal quarter of 2002. The reduction in operating expenses was attributable to ongoing cost reduction programs. In terms of absolute dollars, excluding restructuring and other charges, operating expenses for the three months ended January 26, 2003 increased slightly by $8 million or approximately two percent from the first fiscal quarter of 2002 principally due to increases in marketing and selling expenses.

Restructuring activities for the first fiscal quarter of 2003 totaled $99 million or $0.04 per share. This charge consisted of employee related costs and consolidation of facilities. Restructuring and other items for the first fiscal quarter of 2002 totaled $85 million, or $0.04 per share. Other items consisted of a pre-tax charge of $8 million for acquired in-process research and development and a pre-tax restructuring charge of $77 million associated with employee related costs, consolidation of facilities and other costs. For further details, see Note 7 of Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

Net interest income was $24 million for the three months ended January 26, 2003, a decrease from $36 million for the three months ended January 27, 2002, due primarily to lower average interest rates.

Financial Condition, Liquidity and Capital Resources

During the first fiscal quarter of 2003, Applied increased its cash, cash equivalents and short-term investments by $59 million from October 27, 2002 to $4.99 billion at January 26, 2003. Applied generally has generated cash from operating activities, primarily from net income/loss, as adjusted to exclude the effect of non-cash charges, and working capital management. Applied has not undertaken any significant external financing activities for several years.

Applied generated cash from operating activities of $87 million for the first fiscal quarter of 2003. The primary sources of cash were from the effect of non-cash charges, changes in working capital components, including accounts receivable, inventories and payables, offset by the first fiscal quarter net loss. Applied utilized programs to sell accounts receivable of $122 million for first fiscal quarter of 2003. These receivable sales had the effect of increasing cash and reducing accounts receivable and days sales outstanding. Applied has not experienced any losses under these programs, and receivables sold under these programs have terms and credit risk characteristics similar to Applied's overall receivables portfolio. Days sales outstanding was 77 days at the end of the first fiscal quarter of 2003, compared to 66 days at the end of fiscal 2002. For further details regarding accounts receivable sales, see Note 3 of Notes to Consolidated Condensed Financial Statements. Inventories were reduced by $57 million during the first fiscal quarter of 2003 principally due to lower customer service spares inventories.

Applied used $110 million of cash for investing activities during the first fiscal quarter of 2003. Capital expenditures, net of retirements, were $77 million for first fiscal quarter of 2003. The majority of capital expenditures consisted of the purchase of facilities in Hillsboro, Oregon for $52 million previously held under a synthetic lease. The remainder of the capital spending consisted of application laboratories, equipment and related facilities. Investing activities also included purchases and sales of short-term investments, which used approximately $33 million of cash.

Applied generated $26 million of cash from financing activities for the first fiscal quarter of 2003, consisting of issuances of common stock under employee stock plans, offset by stock repurchases. Since March 1996, Applied has systematically repurchased shares of its common stock in the open market to partially fund its stock-based employee benefit and incentive plans. Financing activities also included borrowings and repayments of debt.

To date, Applied has not declared or paid cash dividends to its stockholders due to a number of factors, including the volatile nature of the semiconductor industry and the potential requirements to finance working capital in the event of a significant upturn in business. Applied reevaluates this practice periodically, but is not contemplating the payment of a cash dividend. From time to time, Applied declares a stock split in the form of a stock dividend. The most recent stock dividend was approved and distributed during fiscal 2002. Specifically, on March 21, 2002, Applied's Board of Directors approved a two- for-one stock split of Applied's common stock, which was distributed on April 16, 2002 in the form of a 100 percent stock dividend to stockholders of record as of April 1, 2002.

Although cash requirements will fluctuate based on the timing and extent of these factors, Applied's management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy Applied's liquidity requirements for the next 12 months. For further details regarding Applied's operating, investing and financing activities see the Consolidated Condensed Statements of Cash Flows.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies in Applied's Annual Report on Form 10-K for the fiscal year ended October 27, 2002.

Trends, Risks and Uncertainties

The industry that Applied serves is highly volatile and unpredictable.
As a supplier to the semiconductor industry, Applied is subject to the business cycles that characterize the industry-the timing, length and volatility of these cycles are difficult to predict. The semiconductor industry has historically been cyclical because of sudden changes in demand for semiconductors and capacity requirements, including capacity utilizing the latest technology. The rate of changes in demand, including end demand, is accelerating, and the effect of these changes upon Applied is occurring sooner, exacerbating the volatility of these cycles. These changes have affected the timing and amounts of customers' capital equipment purchases and investments in new technology. These industry cycles create pressure on Applied's net sales, gross margin and earnings. In addition to affecting Applied's customers and suppliers, these cycles challenge key management, engineering and other employees of Applied who are vital to Applied's success.

During periods of declining demand for semiconductor manufacturing equipment, customers typically reduce purchases, delay delivery of products and/or cancel orders. During downturns, Applied must be able to timely and effectively align its cost structure with prevailing market conditions, to manage its inventory levels to reduce the possibility of future inventory write-downs resulting from obsolescence and liability to suppliers for order cancellations, and to motivate and retain key employees. In previous downturns, Applied has reduced its workforce, consolidated facilities and reallocated resources. During periods of rapid growth, Applied must be able to acquire and/or develop sufficient manufacturing capacity and inventory to meet customer demand, and to attract, hire, assimilate and retain a sufficient number of qualified people. If Applied is unable to achieve its objectives in a timely manner during changes in business conditions, there could be a material adverse effect on its business, financial condition and results of operations.

The semiconductor equipment industry is currently experiencing a continued and prolonged downturn. Management believes that this current downturn may be the most severe decline in history and cannot predict when a recovery will begin or what the industry's rate of growth will be in such a recovery. The timing of a recovery and the industry's rate of growth in such a recovery will be affected by the global uncertainties discussed below.

Applied is exposed to the risks of operating a global business.
 Currently, 66 percent of Applied's revenues result from sales outside the United States, with an increasing percentage of sales to customers in Asia. Certain manufacturing facilities and suppliers are also located outside the United States. Managing Applied's global operations presents challenges, including periodic regional economic downturns, trade balance issues, varying business conditions and demands, political instability, variations in enforcement of intellectual property and contract rights in different jurisdictions, differences in the ability to develop relationships with suppliers and other local businesses, changes in U.S. and international laws and regulations including U.S. export restrictions, fluctuations in interest and currency exchange rates, the ability to provide sufficient levels of technical support in different locations, cultural differences, shipping delays and terrorist acts or acts of war, among other risks. Many of these challenges are present in China, which represents a large potential market for semiconductor equipment and where Applied anticipates significant opportunity for growth. Global uncertainties with respect to: 1) economic growth rates in various countries; 2) sustainability of demand for electronics products; 3) capital spending by semiconductor manufacturers; 4) price weakness for certain semiconductor devices; and 5) political instability in regions where Applied has operations, such as Israel and Asia, may also affect Applied's business, financial condition and results of operations.

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
 Ongoing changes in the semiconductor industry, including more complex technology requirements, the increasing percentage of business from customers in Asia, increasing pressure on semiconductor manufacturers to allocate resources to activities that enhance their competitive advantage, the increasing significance of consumer electronics as a driver for demand for semiconductors and the related focus on lower costs, have in turn resulted in the increasing importance of spares and service as a growing percentage of semiconductor equipment suppliers' business. These changes are also requiring semiconductor manufacturing equipment suppliers to provide increasing levels of process integration support. If Applied does not successfully manage the risks resulting from these changes in the semiconductor industry, its business, financial condition and results of operations could be materially and adversely affected.

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
 Applied's business depends on its ability to manufacture products that meet the rapidly changing demands of its customers. Applied's ability to manufacture depends in part on the timely delivery of parts, components, and subassemblies (collectively parts) from suppliers. Some key parts may be obtained only from a single supplier or a limited group of suppliers. Significant interruptions of manufacturing operations as a result of the failure or inability of suppliers to timely deliver quality parts, natural disasters (such as earthquakes or tornadoes), or other causes (such as information technology or infrastructure failures, regional economic downturns, political instability or terrorist acts or acts of war) could result in delayed product deliveries or manufacturing inefficiencies. Any or all of these factors could materially and adversely affect Applied's business, financial condition and results of operations.

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

For example, the World Trade Organization (WTO) has determined that the U.S. Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion constitute a prohibited export subsidy warranting the possible imposition of trade sanctions on certain goods, including semiconductor manufacturing equipment. Applied has benefited from FSC and ETI tax provisions. The elimination of these tax benefits or imposition of sanctions could materially and adversely affect Applied's financial condition and results of operations.

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
Applied has made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including but not limited to: 1) diversion of management's attention from other operational matters; 2) the inability to realize expected synergies resulting from the acquisition; 3) failure to commercialize purchased technology; and 4) impairment of acquired intangible assets as a result of technological advancements or worse-than- expected performance of the acquired company. Mergers and acquisitions are inherently subject to multiple significant risks, and the inability to effectively manage these risks could materially and adversely affect Applied's business, financial condition and results of operations.

Applied is exposed to various risks related to legal proceedings or claims.
Applied currently is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, employment and other matters (see Part II below). In addition, from time to time, Applied receives notification from customers who believe that Applied owes them indemnification or other obligations related to infringement claims made against the customers by third parties. These legal proceedings and claims, whether with or without merit, are time-consuming and expensive to prosecute or defend and divert management's attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings or claims. In addition, Applied's intellectual property rights may not provide significant competitive advantages if they are circumvented, invalidated or obsoleted by the rapid pace of technological change. Furthermore, the laws of other countries permit the protection of Applied's proprietary rights to varying extents, compared to U.S. laws. Applied's success is dependent in part upon the protection of its intellectual property rights. Infringement of Applied's rights by a third party could result in uncompensated lost market and revenue opportunities for Applied. If Applied is not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend its position, Applied's business, financial condition and results of operations could be materially and adversely affected.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Applied purchases forward exchange and currency option contracts to hedge certain existing and anticipated foreign currency denominated transactions expected to occur during the next year. Gains and losses on these contracts are generally recognized in income when the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses were not material for the three months ended January 26, 2003.

Applied has performed an analysis to assess the potential financial effect of reasonably possible near-term changes in interest and foreign currency exchange rates. Based upon Applied's analysis, the effect of such rate changes is not expected to be material to Applied's financial condition, results of operations or cash flows.

Item 4. Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, Applied's principal executive officer and principal financial officer have concluded that Applied's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by Applied in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in Applied's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Quarterly Report on Form 10-Q. Since there were no significant deficiencies or material weaknesses identified, there were no corrective actions taken.

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

PAERT II. OTHER INFORMATION

Item 1. Legal Proceedings

Novellus
 On June 13, 1997, after Varian Associates, Inc. (Varian) failed to respond to requests by Applied to discuss certain patent issues, Applied filed a lawsuit against Varian captioned Applied Materials, Inc. v. Varian Associates, Inc. (case no. C-97-20523-RMW) in the United States District Court for the Northern District of California, alleging infringement of several of Applied's patents concerning PVD technology. On July 7, 1997, Applied amended that action to allege infringement of those same Applied PVD patents against Novellus Systems, Inc. (Novellus) and to add Novellus as a defendant, as a result of Novellus' acquisition of Varian's thin film systems PVD business. On June 23, 1997, Novellus filed a separate lawsuit against Applied captioned Novellus Systems, Inc. v. Applied Materials, Inc. (case no. C-97-20551-EAI) in the United States District Court for the Northern District of California, alleging infringement by Applied of several PVD technology patents that were formerly owned by Varian. Novellus seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys' fees. In September 2000, Applied and Varian settled their disputes, and on October 3, 2000, Applied's claims against Varian and Varian's claims and counterclaims against Applied were dismissed with prejudice with respect to the Inova system as it was made and sold as of May 7, 1997. The litigation with Novellus continues. Fact discovery has closed in the actions. The court has set a trial date of May 27, 2003. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

Axcelis Technologies
On January 8, 2001, Axcelis Technologies, Inc. (Axcelis), formerly a subsidiary of Eaton Corporation, filed a lawsuit in the United States District Court for the District of Massachusetts, captioned Axcelis Technologies, Inc. v. Applied Materials, Inc. (case no. 01-10029 DPW). The lawsuit alleges that Applied infringes a patent concerning ion implantation owned by Axcelis. The complaint also alleges various Massachusetts state and common law tortious interference and unfair competition claims. Axcelis seeks a preliminary and permanent injunction, damages, costs and attorneys' fees. On April 12, 2001, Applied answered the complaint by denying all allegations and counterclaimed for declaratory judgment of invalidity and non-infringement, and violations of various unfair and deceptive trade practices laws. Applied seeks damages, a permanent injunction, costs and attorneys' fees. Fact and expert discovery have closed. On December 10, 2002, the Court issued a ruling interpreting the claims of the patent. Summary judgment motions have been filed and are scheduled to be heard in March, 2003. Trial on infringement issues only is set for May 12, 2003. Applied believes it has meritorious defenses and counterclaims to the action and intends to pursue them vigorously.

Linear Technology
 On March 2, 2001, Linear Technology Corp. (LTC) filed a third party complaint against Applied in the United States District Court for the Eastern District of Texas, captioned Texas Instruments, Inc. v. Linear Technology Corp. v. Applied Materials, Inc. (case no. 2-01-CV4 (DF)). The complaint against Applied alleged that Applied is obligated to indemnify LTC and defend LTC for certain claims in the underlying patent infringement lawsuit brought by Texas Instruments, Inc. (TI) against LTC. The complaint also alleged claims for breach of contract, breach of warranty, and various unfair business practices. In the complaint, LTC alleged that, before LTC purchased certain equipment from Applied, Applied failed to disclose to LTC that TI previously had won a jury verdict against Hyundai Electronics Industries Co., Ltd. (Hyundai) for patent infringement based on Hyundai's use of certain semiconductor equipment including some Applied tools. LTC's Texas lawsuit against Applied sought indemnification and damages from Applied and an order requiring Applied to defend LTC in the underlying lawsuit with TI. On January 15, 2002, the Court granted TI's motion to sever Applied and the other third party defendants from the action and dismissed LTC's action against Applied and the other third party defendants without prejudice. On March 12, 2002, LTC filed a complaint against Applied in the Superior Court for the County of Santa Clara, captioned Linear Technology Corp. v. Applied Materials, Inc., Novellus Systems, Inc. and Tokyo Electron Ltd., (case no. CV806004) alleging claims for breach of contract, fraud and deceit, negligent misrepresentation, suppression of fact, unfair competition, breach of warranty, express contractual indemnity, implied equitable indemnity and declaratory relief. On November 12, 2002, LTC filed an amended complaint in the Santa Clara action asserting essentially the same claims as in the original complaint but adding an additional assertion that LTC and TI have settled their litigation. In the amended compliant, LTC seeks damages, punitive damages, injunctive relief and restitution. LTC also seeks costs and attorneys' fees including costs and attorneys' fees for the TI litigation. LTC has also asserted similar claims against certain other semiconductor equipment manufacturers. Applied has moved to dismiss the amended complaint. No trial date has been set. Applied believes that it has meritorious defenses and intends to pursue them vigorously.

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

David Scharf
 On July 31, 2001, David Scharf, an individual, filed a lawsuit against Applied in the United States District Court for the Central District of California, captioned David Scharf v. Applied Materials, Inc. (case no. 01-06580 AHM). The lawsuit alleges that Applied has infringed, has induced others to infringe and has contributed to others' infringement of a patent concerning color synthesizing scanning electron microscope technology. Mr. Scharf seeks a preliminary and permanent injunction, damages and costs. Applied has answered the complaint and counterclaimed for declaratory judgment of non-infringement and invalidity. On May 10, 2002, Mr. Scharf filed a request for re-examination of his own patent. On June 26, 2002, the case was removed from the Court's active docket after the parties stipulated to stay the case pending the results of that re-examination. On July 11, 2002, Applied filed its own request for re- examination of Mr. Scharf's patent with the Patent and Trademark Office, which was granted on September 19, 2002. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

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

Varian Semiconductor Equipment Associates, Inc.
 On September 13, 2002, Varian Semiconductor Equipment Associates, Inc. filed a demand for arbitration with the American Arbitration Association asserting that Applied Materials has breached a patent license agreement between Varian and Applied Materials dated January 1, 1992. Varian seeks to recover royalties, interest and attorneys' fees. The arbitration hearing is scheduled to commence on March 31, 2003. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

Robert Bosch GmbH
 On October 10, 2002, Robert Bosch GmbH (Bosch), a German company, filed a lawsuit against Applied in the United States District Court for the District of Delaware, captioned Robert Bosch GmbH v. Applied Materials, Inc. (civil action no. 02-1523). The lawsuit alleges that Applied infringes two patents owned by Bosch related to anisotrophic etching. Bosch seeks a preliminary and permanent injunction, damages, costs and attorneys' fees. Applied has recently been served with the complaint, but has not yet answered it. No trial date has been set. Applied believes it has meritorious defenses and intends to pursue them vigorously.

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

Item 5. Other Information

Earnings to Fixed Charges

The ratio of earnings/(loss) to fixed charges for the three months ended January 27, 2002 and January 26, 2003, and for each of the last five fiscal years, was as follows:

                                                         Three Months Ended
                       Fiscal Year                    -----------------------
    ------------------------------------------------  January 27, January 26,
      1998      1999      2000      2001      2002       2002        2003
    --------  --------  --------  --------  --------  ----------  -----------
      7.56x    14.03x    32.82x    11.80x    4.58x     (1.58)x      (2.87)x
    ========  ========  ========  ========  ========  ==========  ===========

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits:

Exhibit No.      Description

99.1              Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2              Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K:

1.   A Report on Form 8-K was filed on November 6, 2002. The report contained information announcing a First Amendment to Rights Agreement, dated as of November 6, 2002, between Applied Materials, Inc. and Computershare Investor Service, LLC, as Rights Agent.

2.   A Report on Form 8-K was filed on January 31, 2003. The report contained information announcing Applied Materials, Inc.'s press release issued on January 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

March 10, 2003

By:	/s/ Joseph R. Bronson

Joseph R. Bronson
Executive Vice President, Global Executive Committee and Chief Financial Officer

By:	/s/ Nancy H. Handel

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/s/ JOSEPH R. BRONSON

Joseph R. Bronson
Executive Vice President, Office of the President and Chief Financial Officer