Form 10-Q/A
period 2003-01-26
APPLIED MATERIALS INC /DE
filed 2003-03-14
CIK 6951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 26, 2003

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-6920

APPLIED MATERIALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1655526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3050 Bowers Avenue

Santa Clara, California     95054-3299

(Address of principal executive offices, including zip code)

(408) 727-5555

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐.

Number of shares outstanding of the issuer’s common stock as of January 26, 2003: 1,655,200,035

INTRODUCTORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) is being filed solely for the purpose of furnishing the two exhibits previously referenced in Item 6, Part II of the Form 10-Q for the quarter ended January 26, 2003, which exhibits were inadvertently omitted due to a submission error. This Amendment does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosures therein in any way other than as required to provide the exhibits set forth below.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

a)  Exhibits:

Exhibit No.	Description

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K:

1.  A Report on Form 8-K was filed on November 6, 2002. The report contained information announcing a First Amendment to Rights Agreement, dated as of November 6, 2002, between Applied Materials, Inc. and Computershare Investor Service, LLC, as Rights Agent.

2.  A Report on Form 8-K was filed on January 31, 2003. The report contained information announcing Applied Materials, Inc.’s press release issued on January 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

March 14, 2003

By:	/s/ JOSEPH R. BRONSON
Joseph R. Bronson Executive Vice President, Global Executive Committee and Chief Financial Officer

By:	/s/ NANCY H. HANDEL
Nancy H. Handel Group Vice President, Deputy Chief Financial Officer and Corporate Controller

CERTIFICATIONS

I, James C. Morgan, certify that:

1.  I have reviewed this quarterly report on Form 10-Q/A of Applied Materials, Inc.; and

2.  Based on my knowledge, this quarterly report on Form 10-Q/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Date: March 14, 2003

/s/ JAMES C. MORGAN
James C. Morgan Chairman and Chief Executive Officer

I, Joseph R. Bronson, certify that:

1.  I have reviewed this quarterly report on Form 10-Q/A of Applied Materials, Inc.; and

2.  Based on my knowledge, this quarterly report on Form 10-Q/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Date: March 14, 2003

/s/ JOSEPH R. BRONSON
Joseph R. Bronson Executive Vice President, Global Executive Committee and Chief Financial Officer