Form 10-Q
period 2003-04-27
APPLIED MATERIALS INC /DE
filed 2003-06-09
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 27, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-6920

Applied Materials, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1655526 (I.R.S. Employer Identification No.)

3050 Bowers Avenue, Santa Clara, California (Address of principal executive offices)	95054-3299 (Zip Code)

Registrant’s telephone number, including area code

(408) 727-5555

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days).     Yes ☑     No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑     No ☐

      Number of shares outstanding of the issuer’s common stock as of April 27, 2003: 1,657,391,045

PART I.

FINANCIAL INFORMATION

Item 1.     Financial Statements

APPLIED MATERIALS, INC.

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended

	April 28,	April 27,	April 28,	April 27,
	2002	2003	2002	2007

	(In thousands, except per share amounts)
Net sales	$1,156,472	$1,107,177	$2,156,932	$2,161,386
Cost of products sold	693,732	734,403	1,308,740	1,398,230

Gross margin	462,740	372,774	848,192	763,156
Operating expenses:
Research, development and engineering	256,879	232,438	503,678	475,643
Marketing and selling	90,084	83,568	173,888	175,785
General and administrative	76,415	78,198	146,458	150,999
Restructuring, asset impairments and other charges	—	92,731	85,479	192,069

Income/(loss) from operations	39,362	(114,161)	(61,311)	(231,340)
Interest expense	11,097	12,217	23,088	23,559
Interest income	45,537	38,256	93,669	73,628

Income/(loss) before income taxes	73,802	(88,122)	9,270	(181,271)
Provision/(benefit) for income taxes	21,772	(25,996)	2,735	(53,475)

Net income/(loss)	$52,030	$(62,126)	$6,535	$(127,796)

Earnings/(loss) per share:
Basic	$0.03	$(0.04)	$—	$(0.08)
Diluted	$0.03	$(0.04)	$—	$(0.08)
Weighted average number of shares:
Basic	1,643,317	1,655,927	1,639,871	1,652,981
Diluted	1,719,777	1,655,927	1,708,669	1,652,981

See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.

Consolidated Condensed Balance Sheets*

	October 27,	April 27,
	2002	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,284,791	$1,427,621
Short-term investments	3,644,735	3,792,123
Accounts receivable, net	1,046,016	742,063
Inventories	1,273,816	1,114,726
Deferred income taxes	565,936	578,153
Other current assets	257,499	204,402

Total current assets	8,072,793	7,859,088
Property, plant and equipment, net	1,764,937	1,661,988
Other assets	387,035	402,819

Total assets	$10,224,765	$9,923,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$40,323	$–
Current portion of long-term debt	9,453	9,821
Accounts payable and accrued expenses	1,348,156	1,256,126
Income taxes payable	103,524	10,967

Total current liabilities	1,501,456	1,276,914
Long-term debt	573,853	570,153
Deferred income taxes and other liabilities	129,807	138,906

Total liabilities	2,205,116	1,985,973

Stockholders’ equity:
Common stock	16,480	16,574
Additional paid-in capital	2,022,546	2,041,467
Retained earnings	5,962,014	5,834,218
Accumulated other comprehensive income	18,609	45,663

Total stockholders’ equity	8,019,649	7,937,922

Total liabilities and stockholders’ equity	$10,224,765	$9,923,895

*	Amounts as of April 27, 2003 are unaudited. Amounts as of October 27, 2002 are from the October 27, 2002 audited financial statements.

See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended

	April 28,	April 27,
	2002	2003

	(In thousands)
Cash flows from operating activities:
Net income/(loss)	$6,535	$(127,796)
Adjustments required to reconcile income/(loss) from continuing operations to cash provided by operating activities:
Depreciation and amortization	188,700	201,751
Deferred income taxes	7,613	2,243
Non-cash portion of restructuring, asset impairments and other charges	27,605	30,844
Acquired in-process research and development expense	8,000	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable, net	(206,017)	314,608
Inventories	222,869	166,355
Other current assets	(27,934)	55,212
Other assets	698	(25,086)
Accounts payable and accrued expenses	(185,530)	(127,187)
Income taxes payable	81,112	(93,468)
Other liabilities	(2,142)	3,387

Cash provided by continuing operations	121,509	400,863

Cash flows from investing activities:
Capital expenditures, net of retirements	(199,412)	(101,118)
Cash paid for acquisitions, net of cash acquired	(107,462)	—
Proceeds from sales and maturities of short-term investments	951,805	1,055,077
Purchases of short-term investments	(1,242,068)	(1,185,809)

Cash used for investing	(597,137)	(231,850)

Cash flows from financing activities:
Short-term debt activity, net	45,431	(41,949)
Long-term debt activity, net	18,644	(4,196)
Common stock transactions, net	103,090	19,015

Cash provided by/(used for) financing	167,165	(27,130)

Effect of exchange rate changes on cash	(5,386)	947

Increase/(decrease) in cash and cash equivalents	(313,849)	142,830
Cash and cash equivalents — beginning of period	1,356,304	1,284,791

Cash and cash equivalents — end of period	$1,042,455	$1,427,621

Cash payments for interest (in thousands) were $20,046 for the six months ended April 28, 2002 and $19,980 for the six months ended April 27, 2003. Net cash activities for income taxes (in thousands) were $90,296 of refunds for the six months ended April 28, 2002 and $45,343 of payments for the six months ended April 27, 2003.

See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
SIX MONTHS ENDED APRIL 27, 2003

1) Basis of Presentation and Stock-Based Compensation

Basis of Presentation

      In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. (Applied) included herein have been prepared on a basis consistent with the October 27, 2002 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Form 10-K for the fiscal year ended October 27, 2002. Applied’s results of operations for the three and six months ended April 27, 2003 are not necessarily indicative of future operating results.

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

      Certain prior year amounts have been reclassified to conform to the fiscal 2003 financial statement presentation.

      During the second fiscal quarter of 2003, Applied reviewed the functional currencies of certain subsidiaries in Europe and Japan and determined that the United States dollar was more appropriate as the functional currency due to changes in facts, circumstances, scope of operations and business practices. The change in functional currencies did not have a material effect on Applied’s results of operations and financial position during the second fiscal quarter of 2003.

Stock-Based Compensation

      During the second fiscal quarter of 2003, Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123” became effective for Applied.

      Applied measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. As the exercise price of all options granted under these plans was equal to the fair market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in the consolidated condensed statements of operations.

      In accordance with SFAS 148 and Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), Applied’s option expense is computed using the Black-Scholes option pricing model. This model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Applied’s employee stock options have characteristics significantly different from those of traded options; therefore, in the opinion of management, the Black-Scholes option pricing model required by SFAS 148 and SFAS 123, does not necessarily provide a reliable measure of the fair value of Applied’s options.

      To comply with SFAS 148, Applied is presenting the following table to illustrate the effect on the net income/ (loss) and earnings/ (loss) per share if it had applied the fair value recognition provisions of SFAS 123, as amended, to options granted under the stock-based employee compensation plans. For purposes

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

of this pro forma disclosure, the estimated value of the options is amortized ratably to expense over the options’ vesting periods.

	Three Months Ended		Six Months Ended

	April 28,	April 27,	April 28,	April 27,
	2002	2003	2002	2003

	(In thousands, except per share amounts)
Reported net income/(loss)	$52,030	$(62,126)	$6,535	$(127,796)
Stock compensation expense, net of tax	(74,046)	(100,343)	(158,837)	(194,314)

Pro forma net loss	$(22,016)	$(162,469)	$(152,302)	$(322,110)

Basic income/(loss) per share:
Reported	$0.03	$(0.04)	$—	$(0.08)
Pro forma	$(0.01)	$(0.10)	$(0.09)	$(0.19)
Diluted income/(loss) per share:
Reported	$0.03	$(0.04)	$—	$(0.08)
Pro forma	$(0.01)	$(0.10)	$(0.09)	$(0.19)

      Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $10.87 and $5.97 for the three months ended April 28, 2002 and April 27, 2003, respectively, and was $10.87 and $6.27 for the six months ended April 28, 2002 and April 27, 2003, respectively. The weighted average estimated fair value of purchase rights granted under employee stock purchase plans (ESPP) was $6.29 and $4.11 for the three months ended April 28, 2002 and April 27, 2003, respectively, and was $6.29 and $4.90 for the six months ended April 28, 2002 and April 27, 2003, respectively. In calculating the pro forma compensation, the fair value of each stock option grant and stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended		Six Months Ended

	April 28,	April 27,	April 28,	April 27,
	2002	2003	2002	2003

Stock Options:
Dividend yield	None	None	None	None
Expected volatility	69%	69%	69%	69%
Risk-free interest rate	3.58%	2.01%	3.58%	2.09%
Expected life (in years)	3.6	3.6	3.6	3.6
ESPP:
Dividend yield	None	None	None	None
Expected volatility	69%	69%	69%	69%
Risk-free interest rate	2.42%	1.19%	2.42%	1.44%
Expected life (in years)	0.5	0.5	0.5	0.5

2) Earnings/ Loss Per Share

      Basic earnings/loss per share has been determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share has been determined using the weighted average number of common shares and equivalents (representing the dilutive effect of stock options) outstanding during the period. Applied’s net income/loss has not been adjusted for any period presented for purposes of computing basic or diluted earnings/loss per share.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      For purposes of computing diluted earnings/loss per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of Applied’s common stock for the period. For the three and six months ended April 28, 2002, options to purchase approximately 15,012,000 and 21,715,000 shares of common stock at an average exercise price of $34.89 and $31.45 were excluded from the computation. For the three and six months ended April 27, 2003, options to purchase approximately 173,908,000 and 172,698,000 shares of common stock at an average exercise price of $20.11 and $20.15 were excluded from the computation.

3) Accounts Receivable, Net

      Applied has agreements with various financial institutions to sell accounts receivable from selected customers. Applied sold accounts receivable under these agreements of $103 million and $172 million for the three months ended April 28, 2002 and April 27, 2003, respectively, and sold $302 million and $294 million for the six months ended April 28, 2002 and April 27, 2003, respectively. Discounting fees were approximately $1 million and $1.5 million for the three months ended April 28, 2002 and April 27, 2003, respectively, and were approximately $2 million for each of the six months ended April 28, 2002 and April 27, 2003. Discounting fees were recorded as interest expense. At April 27, 2003, $94 million of sold receivables remained outstanding under these agreements. A portion of these sold receivables is subject to certain recourse provisions. Applied has not experienced any losses under these recourse provisions.

4) Inventories

      Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. Components of inventories were as follows (in thousands):

	October 27,	April 27,
	2002	2003

Customer service spares	$644,352	$547,322
Raw materials	191,956	158,116
Work-in-process	195,409	169,601
Finished goods	242,099	239,687

	$1,273,816	$1,114,726

5) Other Assets

      Components of other assets were as follows (in thousands):

	October 27,	April 27,
	2002	2003

Purchased technology, net	$112,920	$99,286
Goodwill, net	202,290	223,521
Other long-term assets	71,825	80,012

	$387,035	$402,819

      Purchased technology and other intangible assets are amortized over their estimated useful lives of five to 10 years using the straight-line method.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Components of intangible assets were as follows (in thousands):

	October 27, 2002		April 27, 2003

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Purchased technology	$312,529	$199,609	$321,129	$221,843
Other intangible assets	23,600	7,390	23,600	9,170

	$336,129	$206,999	$344,729	$231,013

Unamortized intangible assets:
Goodwill	$248,160	$45,870	$269,391	$45,870

      Aggregate amortization expense was $26 million and $24 million for the six month periods ended April 28, 2002 and April 27, 2003, respectively. As of April 27, 2003, future estimated amortization expense is expected to be: $24 million for the remainder of fiscal 2003, $48 million for fiscal 2004, $19 million for fiscal 2005, $13 million for fiscal 2006, $5 million for fiscal 2007 and $4 million thereafter. In connection with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as of the beginning of fiscal 2002, goodwill is no longer amortized but reviewed periodically for impairment.

      During fiscal 2001, Applied established a venture capital fund, Applied Materials Ventures I, L.P. (Ventures I), to invest in privately-held, early-stage companies engaged in developing communications components, systems and sub-systems. Ventures I’s investment objectives were subsequently expanded to include systems, devices and processing technology based on nanotechnology for specific applications and products. Ventures I is a limited partnership with Applied as the sole limited partner and an independent party as the general partner. Applied has committed to fund $50 million in capital contributions, but has reserved the option to discontinue capital contributions at $25 million. Applied’s capital contributions to Ventures I totaled approximately $9 million at October 27, 2002 and $11 million at April 27, 2003. As provided for in the partnership agreement, the general partner has control over investment decisions and operations of Ventures I. Accordingly, Applied accounts for its investment using the equity method. Capital contributions, net of the pro rata share of Ventures I’s results of operations, have been included in other assets and totaled $6 million at October 27, 2002 and $7 million at April 27, 2003. Applied does not expect its investment in Ventures I to have a material effect on its financial condition or results of operation.

      In January 2003, the Financial Accounting Standard Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 provides guidance on the identification, classification and accounting of variable interest entities. If certain criteria are met, Applied may be required to consolidate Ventures I during the fourth fiscal quarter of 2003. Applied is in the process of assessing the effect of FIN 46, and does not expect the adoption of FIN 46, which will be effective for interim or annual reporting periods beginning after June 15, 2003, to have a material impact on its financial condition or results of operations.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

6) Accounts Payable, Accrued Expenses and Guarantees

      Components of accounts payable and accrued expenses were as follows (in thousands):

	October 27,	April 27,
	2002	2003

Accounts payable	$269,275	$202,586
Compensation and benefits	255,231	152,477
Installation and warranty	214,004	176,725
Deferred revenue	117,827	214,718
Other	491,819	509,620

	$1,348,156	$1,256,126

      Applied adopted FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Indebtedness of Others” during the first fiscal quarter of 2003. FIN 45 requires disclosures concerning Applied’s obligations under certain guarantees.

      Pursuant to FIN 45, Applied is required to disclose product warranty reserves activity. Applied products are generally sold with a 12-month warranty period following installation. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product, configuration and geographic region.

      Changes in the warranty reserves during the second fiscal quarter of 2003 were as follows (in thousands):

Balance, October 27, 2002	$168,175
Provisions for warranty	29,224
Consumption of reserves	(39,717)

Balance, January 26, 2003	157,682
Provisions for warranty	26,247
Consumption of reserves	(40,605)

Balance, April 27, 2003	$143,324

      During the ordinary course of business, Applied also provides standby letters of credit or other guarantee instruments to certain parties as required. As of April 27, 2003, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements is approximately $45 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

      Additionally, Applied guarantees payments for certain wholly-owned subsidiary short-term borrowings, term loans and overdraft facilities totaling $173 million. Under these arrangements, in the event a subsidiary does not make the required payments, Applied could be required to fulfill these obligations. The total amount outstanding as of April 27, 2003 under these arrangements was $17 million and was recorded on Applied’s consolidated condensed balance sheet. Applied also guarantees payments for certain wholly-owned subsidiary lease obligations, which could require Applied to pay approximately $3 million per quarter in the event the subsidiary does not make the required payments. These leases will expire between 2004 and 2014. As of April 27, 2003, Applied has not recorded any liability related to guarantees of wholly-owned subsidiary

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

obligations. Applied does not expect, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under wholly-owned subsidiary guarantees.

      In connection with certain business combinations and purchased technology acquisitions, Applied was subject to contingent consideration arrangements at April 27, 2003. These arrangements are based upon sales volume or other events taking place subsequent to the acquisition. Depending upon the circumstances of each agreement, the payment of the contingency will result in an increase to goodwill or a charge to operating expenses. Amounts paid under these arrangements have not had, and are not expected to have, a material effect on Applied’s financial condition or results of operations.

7) Restructuring, Asset Impairments and Other Charges

      During the second fiscal quarter of 2003, Applied initiated the 2003 Realignment Plan (the Plan) to realign its infrastructure with current business conditions, resulting in restructuring, asset impairments, and other charges of $93 million, or $0.04 per share. As a result of the Plan, Applied will reduce its global workforce by approximately 2,000 positions or 14 percent. The majority of the affected employees are based in Santa Clara, California and Austin, Texas and represent multiple company activities and functions. The restructuring, asset impairments and other charges of $93 million during the second fiscal quarter of 2003 included $29 million of non-cash items, primarily for fixed asset write-offs. The majority of the cash outlays are anticipated to occur during fiscal 2003.

      During the first fiscal quarter of 2003, Applied recorded a pre-tax restructuring charge of $99 million, or $0.04 per share, for employee-related costs and consolidation of facilities. As a result of this action, Applied reduced its global workforce by approximately 1,750 positions or 11 percent. The majority of the affected employees were based in Santa Clara, California and Austin, Texas and represented multiple company activities and functions. The restructuring charge of $99 million included no non-cash items. The majority of the cash outlays have been incurred or are anticipated to occur in fiscal 2003.

      Restructuring and other items for the first fiscal quarter of 2002 totaled $85 million, or $0.04 per share. During the first fiscal quarter of 2002, Applied recorded $8 million for in-process research and development expense in connection with its acquisitions of Schlumberger’s electron-beam wafer inspection business and Global Knowledge Services, Inc. (GKS). For further details regarding these acquisitions, see Note 10. Also during the first fiscal quarter of 2002, Applied recorded a pre-tax restructuring charge of $77 million for employee-related costs, consolidation of facilities and other costs, and reduced its global workforce by approximately 1,100 positions, or six percent. The majority of the affected employees were based in Santa Clara, California and Austin, Texas, and represented multiple company activities and functions. The restructuring charge of $77 million consisted of $49 million of cash outlays and $28 million of non-cash charges, primarily for fixed asset write-offs.

      At April 27, 2003, the restructuring reserve consisted of $8 million related to a restructuring implemented in the fourth fiscal quarter of 2001, $10 million related to the restructuring implemented in the first fiscal quarter of 2002, $18 million related to the restructuring implemented in the first fiscal quarter of 2003 and $52 million related to the restructuring implemented in the second fiscal quarter of 2003. Prior years’

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

restructuring reserves were mainly for lease commitments. Restructuring activity for the second fiscal quarter of 2003 was as follows (in thousands):

	Severance
	and Benefits	Facilities	Other	Total

Balance, October 27, 2002	$1,993	$32,015	$3,300	$37,308
Provision	80,133	19,205	—	99,338
Cash outlays	(37,868)	(7,667)	(800)	(46,335)

Balance, January 26, 2003	44,258	43,553	2,500	90,311
Provision	62,300	1,500	28,900	92,700
Cash outlays	(54,385)	(9,102)	(1,173)	(64,660)
Non-cash charges	—	(1,944)	(28,900)	(30,844)

Balance, April 27, 2003	$52,173	$34,007	$1,327	$87,507

8) Derivative Financial Instruments

      In accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” all of Applied’s derivative financial instruments, consisting of forward exchange contracts and currency option contracts such as Japanese yen, euro and British pounds are recorded at their fair value on the balance sheet, either in other current assets or accounts payable and accrued expenses. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, must be recognized currently in earnings. The effective portion of the gain or loss is reported as a component of accumulated other comprehensive income in stockholders’ equity, and is reclassified into earnings when the hedged transaction affects earnings. All amounts included in accumulated other comprehensive income at April 27, 2003 will be reclassified to earnings within 12 months. Changes in the fair value of currency option contracts due to changes in time value are excluded from the assessment of effectiveness, and are recognized in cost of products sold. The change in option time value was not material for the three and six months ended April 28, 2002 or April 27, 2003. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, Applied immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amounts recognized due to the anticipated transactions failing to occur were not material for the three and six months ended April 28, 2002 and April 27, 2003.

      Derivative-related activity in accumulated other comprehensive income for the six months ended April 27, 2003 decreased by $4 million, which was comprised of a $2 million net increase in fair value of derivatives, offset by $6 million of net gains reclassified from accumulated other comprehensive income to earnings.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

9) Stockholders’ Equity

Comprehensive Income/(Loss)

      Components of comprehensive income/(loss), on an after-tax basis where applicable, were as follows (in thousands):

	Three Months Ended		Six Months Ended

	April 28,	April 27,	April 28,	April 27,
	2002	2003	2002	2003

Net income/(loss)	$52,030	$(62,126)	$6,535	$(127,796)
Change in unrealized gain/(loss) on investments	(7,695)	(1,725)	(22,723)	18,429
Change in unrealized gain/(loss) on derivative instruments designated and qualifying as cash flow hedges	(10,057)	(3,477)	(3,038)	(3,996)
Foreign currency translation adjustments	(123)	(1,915)	(15,465)	12,621

Comprehensive income/(loss)	$34,155	$(69,243)	$(34,691)	$(100,742)

      Components of accumulated other comprehensive income, on an after-tax basis where applicable, were as follows (in thousands):

	October 27,	April 27,
	2002	2003

Unrealized gain on investments	$41,257	$59,686
Unrealized gain on derivative instruments designated and qualifying as cash flow hedges	5,987	1,991
Cumulative translation adjustments	(28,635)	(16,014)

Accumulated other comprehensive income	$18,609	$45,663

Stock Repurchase Program

      Since March 1996, Applied has systematically repurchased shares of its common stock in the open market to partially fund its stock-based employee benefit plans. Upon the expiration of the previous authorization on March 22, 2001, the Board of Directors extended the stock repurchase program and authorized the repurchase of up to $2 billion of Applied’s common stock in the open market over the succeeding three years. Under this authorization, Applied will continue a systematic stock repurchase program and may also make additional stock repurchases from time to time, depending on market conditions, stock price and other factors.

      During the six months ended April 28, 2002, Applied repurchased 776,000 shares of its common stock at an average price of $25.22 for a cash outlay of $20 million. During the six months ended April 27, 2003, Applied repurchased 7,068,000 shares of its common stock at an average price of $14.14, for a total cash outlay of $100 million.

10) Business Combinations

      On November 20, 2001, Applied acquired the assets of Schlumberger’s electron-beam wafer inspection business for $66 million in cash. In connection with this acquisition, Applied recorded acquired in-process research and development expense of $6 million and goodwill of $81 million, net of adjustments to the initial purchase price allocation, partially offset by net liabilities acquired of $21 million. The amount of acquired in-

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

process research and development expense was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future use existed. The value of the projects identified as in-process was determined by calculating the total development costs incurred, estimating the portion of development costs related to the aspect of the project that Applied expected to utilize, and then calculating the current value of these historical development costs using a Consumer Price Index adjustment.

      On December 3, 2001, Applied acquired GKS, a provider of advanced data mining services to improve semiconductor manufacturing yield and efficiency, for $16 million in cash. In connection with this acquisition, Applied recorded acquired in-process research and development expense of $2 million, goodwill of $6 million, purchased technology of $4 million and other items of $4 million. The amount of acquired in-process research and development expense was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future use existed. The value of the projects identified as in-process was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value at a rate commensurate with the level of risk and maturity of the projects, and then applying a percentage-of-completion to the calculated value.

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

      On April 18, 2003, Applied acquired Boxer Cross, Inc., a producer of a new class of in-line monitoring systems that provide customers with critical electrical measurement data for controlling semiconductor processes, for $14 million in cash. In connection with this acquisition, Applied recorded goodwill of $18 million, net of adjustments to the initial purchase price allocation, and purchased technology of $3 million, partially offset by other items of $7 million, primarily for deferred tax assets and other liabilities. The in-process research and development expense was immaterial.

      For all of the purchase business combinations discussed above, the results of operations prior to the acquisition dates were not material in relation to those of Applied for any of the periods presented herein. Goodwill is not amortized but is reviewed periodically for impairment, and purchased technology is amortized over its useful life of five to 10 years. These acquisitions have not had, and are not expected to have, a material effect on Applied’s financial condition or results of operations.

11) Notes Payable

      Applied has credit facilities for unsecured borrowings in Japanese yen up to approximately $160 million. The credit facilities are primarily with Japanese banks at rates indexed to their prime reference rate. No amounts were outstanding under these credit facilities at April 27, 2003.

12) New Accounting Pronouncements

      In April 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 145 (SFAS 145), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 eliminates SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Under SFAS 145, such gains and losses should be classified as extraordinary only if they meet the criteria of APB Opinion No. 30. In addition, SFAS 145 amends SFAS 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Applied does not expect the adoption of SFAS 145, which will become effective at varying dates from May 2002 to Applied’s fiscal 2003, to have a material effect on its financial condition or results of operations.

      In November 2002, The Emerging Issues Task Force reached a consensus on Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on accounting for arrangements that involve the delivery of performance of multiple products, services and/or rights to use assets. Applied is in the process of assessing the effect of EITF 00-21 and does not expect the adoption of EITF 00-21, which will apply to revenue arrangements beginning in Applied’s fourth fiscal quarter of 2003, to have a material effect on its financial condition or results of operations.

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Certain disclosures are effective immediately. Applied is in the process of assessing the effect of FIN 46, but does not expect its implementation to have a material effect on its financial condition or results of operations.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. Applied is in the process of assessing the effect of SFAS 149 and does not expect the adoption of it, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial condition or results of operations.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 will become effective for financial instruments entered into or modified after May 31, 2003. Applied is in the process of assessing the effect of SFAS 150 and does not expect the implementation of the pronouncement to have a material effect on its financial condition or results of operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements in this Quarterly Report on Form 10-Q, including those made by management of Applied Materials, Inc. and its subsidiaries (Applied), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Applied’s future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the following section entitled “Trends, Risks and Uncertainties.” Other risks and uncertainties are disclosed in Applied’s prior SEC filings, including its Annual Report on Form 10-K for the fiscal year ended October 27, 2002. These and many other factors could affect Applied’s future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Applied assumes no obligation to update the information in this Quarterly Report on Form 10-Q.

Results of Operations

      Applied is a supplier of semiconductor manufacturing equipment and services to the global semiconductor industry. Business activity in the semiconductor and semiconductor manufacturing equipment industries has been cyclical; for this and other reasons, Applied’s results of operations for the three and six months ended April 27, 2003 may not necessarily be indicative of future operating results.

      The continued and prolonged industry downturn, which Applied believes is the most severe decline in the history of the semiconductor industry, has resulted in a significant decrease in demand for manufacturing equipment. Inventory buildups in telecommunication products, slower than expected personal computer sales and slow global economic growth have caused semiconductor companies to re-evaluate their capital spending and reschedule or cancel existing orders. These factors resulted in sequential declines in orders that began in the first fiscal quarter of 2001 and continued through the fourth fiscal quarter of 2001. Flat orders in the first fiscal quarter of 2002 were followed by a slight improvement in orders in the second and third fiscal quarters of 2002 as customers reacted to an increase in demand for logic integrated circuits. When the anticipated business did not meet customer expectations, these customers reduced or deferred capital equipment spending. At the same time, these customers were faced with weak market conditions, geopolitical uncertainties, financing difficulties and other challenges. These factors resulted in further sequential declines in orders from the third fiscal quarter of 2002 through the second fiscal quarter of 2003.

      Applied received new orders of $971 million for the second fiscal quarter of 2003 compared to $1.0 billion for the first fiscal quarter of 2003 and $1.7 billion for the second fiscal quarter of 2002, reflecting the continued and prolonged downturn in the semiconductor industry.

      New orders by region for the two past consecutive quarters were as follows (dollars in millions):

	Three Months Ended

	January 26, 2003		April 27, 2003

	($)	(%)	($)	(%)

Japan	217	21	274	28
Europe	180	18	245	25
North America*	273	27	222	23
Korea	78	8	114	12
Taiwan	139	14	66	7
Asia-Pacific**	129	12	50	5

Total	1,016	100	971	100

*	Primarily the United States.

**	Includes China.

      Applied’s backlog for the most recent three fiscal quarters was as follows: $2.8 billion at April 27, 2003, compared to $3.1 billion at January 26, 2003 and $3.2 billion at October 27, 2002. Backlog consists only of orders for which written authorizations have been accepted, shipment dates within 12 months have been assigned and revenue has not been recognized. Due to possible customer changes in delivery schedules and cancellations of orders, Applied’s backlog at any particular date is not necessarily indicative of actual sales for any future periods.

      During fiscal 2002, net sales remained relatively flat for the first and second fiscal quarters, followed by a modest increase in the third fiscal quarter. In the fourth fiscal quarter of 2002, net sales declined slightly from the third fiscal quarter of 2002 and declined further during the first fiscal quarter of 2003. Net sales for the second fiscal quarter of 2003 increased five percent from the preceding quarter of 2003 but decreased four percent from the second fiscal quarter of 2002. Net sales for the six months ended April 27, 2003 remained flat with the six months ended April 28, 2002. The overall sales level remained relatively low, reflecting the continued uncertainties associated with the prolonged downturn and the macro-economic climate discussed previously. Net sales by region for the second fiscal quarters of 2002 and 2003 were as follows (dollars in millions):

	Three Months Ended				Six Months Ended

	April 28, 2002		April 27, 2003		April 28, 2002		April 27, 2003

	($)	(%)	($)	(%)	($)	(%)	($)	(%)

North America*	353	31	285	26	690	32	648	30
Korea	122	11	210	19	211	10	380	18
Japan	132	11	182	16	337	16	370	17
Europe	144	12	161	15	311	14	305	14
Asia-Pacific**	108	9	167	15	200	9	258	12
Taiwan	297	26	102	9	408	19	200	9

Total	1,156	100	1,107	100	2,157	100	2,161	100

*	Primarily the United States.

**	Includes China.

      As indicated in the above table, revenue from all the other regions remained relatively consistent with the prior year’s level, except for Korea, Japan and Taiwan. Revenue from Korea increased significantly from the prior year due to customers’ fab upgrades and purchases of new 300mm tools. Revenue in Japan increased from the prior year due to an increase in customers’ investments for new technology implementation. The revenue decrease in Taiwan reflected lowered factory utilization, which drove the reduced capital investment plans.

      In response to the industry downturn, Applied announced a 2003 Realignment Plan (the Plan) on March 17, 2003 in order to align its infrastructure with business conditions. Applied expects to incur pretax charges of up to $425 million over four quarters starting from the second fiscal quarter of 2003. The Plan has two elements: first, restructuring actions (including consolidation of facilities and a reduction in workforce); and second, refocused product development and cost reduction programs. Both parts of the Plan will result in charges to income across multiple categories, as incurred, such as cost of products sold and operating expenses. During the second fiscal quarter of 2003, Applied began implementing the Plan and incurred pretax charges totaling approximately $152 million. Activities to date consisted principally of employee-related actions, facilities consolidation, refocused product development and cost reduction programs. These charges were incurred across the following categories: restructuring, asset impairments and other charges of $93 million; costs of products sold of $49 million; and research, development and engineering expense of $10 million.

      Gross margin was 33.7 percent for the second fiscal quarter of 2003, compared to 37.0 percent for the first fiscal quarter of 2003 and 40.0 percent for the second fiscal quarter of 2002. Gross margin was 35.3 percent for the six months ended April 27, 2003 compared to 39.3 percent for the six months ended April 28, 2002. The decrease in gross margin during the first six months of fiscal 2003 was mainly due to charges incurred from the refocused product development and cost reduction programs associated with the Plan.

      Operating expenses included expenses related to research, development and engineering (RD&E), marketing and selling (M&S), general and administrative (G&A), and restructuring, asset impairments and other. Expenses related to RD&E, M&S and G&A were $394 million for the second fiscal quarter of 2003, compared to $408 million for the first fiscal quarter of 2003 and $423 million for the second fiscal quarter of 2002. These expenses were $802 million for the six months ended April 27, 2003, versus $824 million for the comparable period of fiscal 2002. The reduction in these expenses was attributable to ongoing cost control measures and reduction of discretionary spending.

      Operating expenses also included restructuring, asset impairments and other charges, which for the second fiscal quarter of 2003 totaled $93 million. There were no such charges during the second fiscal quarter of fiscal 2002. Restructuring, asset impairments and other charges were $192 million and $85 million for the six months ended April 27, 2003 and April 28, 2002, respectively. These charges consisted of employee related costs and consolidation of facilities to better realign Applied’s infrastructure with business conditions. For further details, see Note 7 of Notes to Consolidated Condensed Financial Statements.

      Net interest income was $34 million and $26 million for the three months ended April 28, 2002 and April 27, 2003, respectively, and was $71 million and $50 million for the six months ended April 28, 2002 and April 27, 2003, respectively. Lower net interest income in 2003 was principally attributable to lower average interest rates.

Financial Condition, Liquidity and Capital Resources

      During the second fiscal quarter of 2003, Applied increased its cash, cash equivalents and short-term investments by $290 million from October 27, 2002 to $5.22 billion at April 27, 2003. Applied generally has generated cash from operating activities, primarily from net income/loss, as adjusted to exclude the effect of non-cash charges, and working capital management. Applied has not undertaken any significant external financing activities for several years.

      Applied generated cash from operating activities of $401 million for the six months ended April 27, 2003. The primary sources of cash were from an effect of non-cash charges, such as depreciation and amortization expenses, reductions in accounts receivable and inventories, which were offset by a decrease in payables and the net loss for the six months ended April 27, 2003. Applied utilized programs to sell accounts receivable of $294 million for the six months ended April 27, 2003. These receivable sales had the effect of increasing cash and reducing accounts receivable and days sales outstanding. Applied has not experienced any losses under these programs. Days sales outstanding was 61 days at the end of the second fiscal quarter of 2003, compared to 77 days at the end of the first fiscal quarter of 2003. For further details regarding accounts receivable sales, see Note 3 of Notes to Consolidated Condensed Financial Statements. Inventories were reduced by $159 million during the six months ended April 27, 2003, due primarily to product refocus efforts and ongoing inventory management and reduction programs.

      Applied used $232 million of cash for investing activities during the six months ended April 27, 2003. Capital expenditures, net of retirements, were $101 million. The majority of capital expenditures consisted of the purchase of facilities in Hillsboro, Oregon for $52 million that was previously held under a synthetic lease. The remainder of the capital spending consisted of expenditures for application laboratories, equipment and related facilities. Investing activities also included purchases and sales of short-term investments, which used $131 million of cash.

      Applied used $27 million of cash for financing activities for the six months ended April 27, 2003, consisting of repayments of debt and repurchases of stock, offset by issuances of common stock under employee stock plans.

      To date, Applied has not declared or paid cash dividends to its stockholders due to a number of factors, including the volatile nature of the semiconductor industry and Applied’s intention to reinvest in its business.

      Although cash requirements will fluctuate based on the timing and extent of many factors, Applied’s management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy Applied’s liquidity requirements for the next 12 months. For further details regarding Applied’s operating, investing and financing activities see the Consolidated Condensed Statements of Cash Flows.

Critical Accounting Policies

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies in Applied’s Annual Report on Form 10-K for the fiscal year ended October 27, 2002.

Trends, Risks and Uncertainties

The industry that Applied serves is highly volatile and unpredictable.

      As a supplier to the semiconductor industry, Applied is subject to the business cycles that characterize the industry — the timing, length and volatility of these cycles are difficult to predict. The semiconductor industry has historically been cyclical because of sudden changes in demand for semiconductors and manufacturing capacity, including capacity utilizing the latest technology. The rate of changes in demand, including end demand, is accelerating, and the effect of these changes on Applied is occurring sooner, exacerbating the volatility of these cycles. These changes have affected the timing and amounts of customers’ capital equipment purchases and investments in new technology, and continue to affect Applied’s net sales, gross margin and results of operations. In addition to affecting Applied’s customers and suppliers, these business cycles also challenge key management, engineering and other employees of Applied.

      During periods of declining demand for semiconductor manufacturing equipment, customers typically reduce purchases, delay delivery of products and/or cancel orders. During downturns, Applied must be able to timely align its cost structure with prevailing market conditions, to successfully manage its assets, and to effectively motivate and retain key employees. Historically, Applied has reduced its workforce, consolidated facilities and reallocated resources during downturns.

      The semiconductor equipment industry is currently experiencing a continued and prolonged downturn, which management believes is the most severe decline in history. In response to this downturn, Applied initiated the Plan announced on March 17, 2003 in order to better align its infrastructure with business conditions. If Applied is unable to implement the Plan according to the timetable and to the extent anticipated, if implementation negatively affects Applied’s net sales or profitability, or if Applied does not maintain cost controls that effectively align its costs with market conditions, Applied’s business, financial condition or results of operations may be negatively affected. Management cannot predict the timing of a recovery and the industry’s rate of growth in such a recovery, both of which will be affected by many factors, including the global uncertainties discussed herein.

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

      For the first half of fiscal 2003, approximately 70 percent of Applied’s revenues resulted from sales outside the United States, with an increasing percentage of sales to customers in Asia. Certain manufacturing facilities and suppliers of Applied are also located outside the United States. Managing Applied’s global operations presents challenges, including periodic regional economic downturns, trade balance issues, varying business conditions and demands, political instability, variations in enforcement of intellectual property and contract rights in different jurisdictions, differences in the ability to develop relationships with suppliers and other local businesses, changes in U.S. and international laws and regulations including U.S. export restrictions, fluctuations in interest and currency exchange rates, the ability to provide sufficient levels of technical support in different locations, cultural differences, shipping delays and terrorist acts or acts of war, among other risks. Many of these challenges are present in China, which represents a large potential market for semiconductor equipment and is where Applied anticipates significant opportunity for growth. Global uncertainties with respect to: 1) economic growth rates in various countries, including countries affected by Severe Acute Respiratory Syndrome (SARS); 2) sustainability of demand for electronics products; 3) capital spending by semiconductor manufacturers; 4) price weakness for certain semiconductor devices; and 5) political instability, terrorism, acts of war, or epidemics in regions where Applied has operations or sales, including Asia and Israel, may also affect Applied’s business, financial condition and results of operations.

Applied operates in a highly competitive industry characterized by increasingly rapid technological changes.

      While operating in a highly competitive environment, Applied’s future success is heavily dependent upon effective development, commercialization and customer acceptance of its new products over those of its competitors. Specifically, these risks may include, but are not limited to, Applied’s ability to timely and cost effectively: 1) develop new products, services and technologies, including those utilizing new materials, such as copper and low-k materials; 2) develop improvements to existing products, services and technologies; 3) develop new markets in the semiconductor industry for Applied’s products and services; 4) introduce new products and services to the marketplace; 5) achieve market acceptance and accurately forecast product demand; 6) qualify new or improved products for volume manufacturing with its customers; 7) commence and adjust production to meet customer demands; and 8) price products and services appropriately. The development, introduction and support of an increasingly broad set of new or improved products and technologies, including those enabling the transition to smaller device feature sizes, new materials and 300mm wafers, grow increasingly complex and expensive over time. Such new or improved products may involve higher costs and reduced efficiencies compared to Applied’s more established products and could adversely affect Applied’s gross margins. If Applied does not develop and introduce new or improved products, services and technologies in a timely and cost-effective manner in response to changing market conditions or customer requirements, its competitive position, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes in the semiconductor industry.

      The semiconductor industry is characterized by ongoing changes. More complex technology requirements, the changing information technology cost structure, the increasing significance of consumer electronics as a driver for chip demand and the related focus on lower prices, and the growing type and variety of chips and applications, have created challenges for Applied. These factors, along with the increasing segmentation of applications in the semiconductor industry and resulting greater differentiation of interests among semiconductor manufacturers, as well as an increasing percentage of business from customers in Asia, are increasing the need for customer partnering, collective research and development efforts and process integration support, and are driving the importance of spares and services as an expanding portion of semiconductor equipment suppliers’ business. If Applied does not successfully manage the risks resulting from these changes, its business, financial condition and results of operation could be materially and adversely affected.

Applied is exposed to risks associated with a highly concentrated customer base.

      Applied’s customer base is highly concentrated. Orders from a relatively limited number of semiconductor manufacturers have accounted for, and likely will continue to account for, a substantial portion of Applied’s net sales, which may lead customers to demand pricing and other terms less favorable to Applied. In addition, sales to any single customer may vary significantly from quarter to quarter. If current customers delay, cancel or do not place orders, Applied may not be able to replace these orders with new orders. As Applied’s products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant and often non-recoverable costs. The resulting fluctuations in the amount of and terms of orders could have a material adverse effect on Applied’s business, financial condition and results of operations.

Manufacturing interruptions or delays could affect Applied’s ability to meet customer demand.

      Applied’s business depends on its ability to manufacture products that meet the rapidly changing demands of its customers. Applied’s ability to manufacture depends in part on the timely delivery of parts, components, and subassemblies (collectively parts) from suppliers. Some key parts may be obtained only from a single supplier or a limited group of suppliers. In addition, Applied outsources certain manufacturing activities. Significant interruptions of manufacturing operations as a result of the failure or inability of suppliers to timely deliver quality parts, outsourcing difficulties, natural disasters (such as earthquakes or tornadoes), or other causes (such as information technology or infrastructure failures, regional economic downturns, political instability, terrorism, acts of war, or epidemics) could result in delayed product deliveries or manufacturing inefficiencies. Any or all of these factors could materially and adversely affect Applied’s business, financial condition and results of operations.

The ability to attract, retain, and motivate key employees is vital to Applied’s success.

      Applied’s success depends in large part on its ability to attract, retain and motivate key employees, including those in managerial, technical, marketing and support roles. Achieving this objective may be difficult due to global economic uncertainty, the current industry downturn, workforce reductions and changes in management. If Applied does not successfully attract, retain or motivate key employees, the Company’s operating results and ability to capitalize on its opportunities may be adversely affected.

Applied is exposed to various risks related to the regulatory environment.

      Applied is subject to various risks related to: 1) new, different, inconsistent or even conflicting laws, rules and regulations that may be enacted by legislative bodies and/or regulatory agencies in the regions in which Applied operates and with which Applied must comply; and 2) disagreements or disputes between national or regional regulatory agencies related to international trade.

      For example, the World Trade Organization (WTO) has determined that the U.S. Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion constitute prohibited export subsidies warranting the possible imposition of trade sanctions on certain goods, including semiconductor manufacturing equipment. Applied has benefited from FSC and ETI tax provisions. The elimination of these tax benefits or imposition of sanctions could materially and adversely affect Applied’s financial condition and results of operations.

      During fiscal 2002, Applied filed an application with the SEC for an exemptive order confirming that it is not subject to the Investment Company Act of 1940 (the Act), which requires companies primarily engaged in the business of investing in securities to comply with additional rules and regulations. Largely due to the industry downturn, Applied’s ratios of investments to total assets and of interest income to net income have increased, resulting in the risk that Applied could be deemed to be covered by the Act. If the SEC does not grant the exemption, Applied may have to take other actions that could adversely affect its results of operations in order not to be subject to the Act.

Applied is subject to risks of non-compliance with environmental and safety regulations.

      Applied is subject to environmental and safety regulations in connection with its business operations, including but not limited to regulations related to the development, manufacturing and use of its products. Failure or inability to comply with existing or future environmental and safety regulations could result in significant remediation liabilities, the imposition of fines and/or the suspension or termination of development, manufacturing or use of certain of its products, each of which could have a material adverse effect on Applied’s business, financial condition and results of operations.

Applied is exposed to risks associated with acquisitions.

      Applied has made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including but not limited to: 1) diversion of management’s attention from other operational matters; 2) the inability to realize expected synergies resulting from the acquisition; 3) failure to commercialize purchased technology; and 4) impairment of acquired intangible assets as a result of technological advancements or worse-than-expected performance of the acquired company. Mergers and acquisitions are inherently subject to multiple significant risks, and the inability to effectively manage these risks could materially and adversely affect Applied’s business, financial condition and results of operations.

Applied is exposed to various risks related to legal proceedings or claims.

      Applied currently is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, employment and other matters (see Part II below). In addition, from time to time, Applied receives notification from customers who believe that Applied owes them indemnification or other obligations related to infringement claims made against the customers by third parties. These legal proceedings and claims, whether with or without merit, are time-consuming and expensive to prosecute or defend and divert management’s attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings or claims. In addition, Applied’s intellectual property rights may not provide significant competitive advantages if they are circumvented, invalidated or obsoleted by the rapid pace of technological change. Furthermore, the laws of other countries permit the protection of Applied’s proprietary rights to varying extents, compared to U.S. laws. Applied’s success is dependent in part upon the protection of its intellectual property rights. Infringement of Applied’s rights by a third party could result in uncompensated lost market and revenue opportunities for Applied. If Applied is not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend its position, Applied’s business, financial condition and results of operations could be materially and adversely affected.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Applied purchases forward exchange and currency option contracts to hedge certain existing and anticipated foreign currency denominated transactions expected to occur during the next year. Gains and losses on these contracts are generally recognized in income when the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses were not material for the three or six months ended April 27, 2003.

      Applied has performed an analysis to assess the potential financial effect of reasonably possible near-term changes in interest and foreign currency exchange rates. Based upon Applied’s analysis, the effect of such rate changes is not expected to be material to Applied’s financial condition, results of operations or cash flows.

Item 4.	Controls and Procedures

      Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, Applied’s principal executive officer and principal financial officer have concluded that Applied’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by Applied in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      There were no significant changes in Applied’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Quarterly Report on Form 10-Q. Since there were no significant deficiencies or material weaknesses identified, no corrective actions were required.

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

PART II.

OTHER INFORMATION

Item 1.     Legal Proceedings

Novellus

      On June 13, 1997, after Varian Associates, Inc. (Varian) failed to respond to requests by Applied to discuss certain patent issues, Applied filed a lawsuit against Varian captioned Applied Materials, Inc. v. Varian Associates, Inc. (case no. C-97-20523-RMW) in the United States District Court for the Northern District of California, alleging infringement of several of Applied’s patents concerning PVD technology. On July 7, 1997, Applied amended that action to allege infringement of those same Applied PVD patents against Novellus Systems, Inc. (Novellus) and to add Novellus as a defendant, as a result of Novellus’ acquisition of Varian’s thin film systems PVD business. On June 23, 1997, Novellus filed a separate lawsuit against Applied captioned Novellus Systems, Inc. v. Applied Materials, Inc. (case no. C-97-20551-EAI) in the United States District Court for the Northern District of California, alleging infringement by Applied of several PVD technology patents that were formerly owned by Varian. Novellus seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys’ fees. In September 2000, Applied and Varian settled their disputes, and on October 3, 2000, Applied’s claims against Varian and Varian’s claims and counterclaims against Applied were dismissed with prejudice with respect to the Inova system as it was made and sold as of May 7, 1997. The litigation with Novellus continues. Discovery has closed in the actions. The trial date of May 27, 2003 has been rescheduled to January 20, 2004. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

Axcelis Technologies

      On January 8, 2001, Axcelis Technologies, Inc. (Axcelis), formerly a subsidiary of Eaton Corporation, filed a lawsuit in the United States District Court for the District of Massachusetts, captioned Axcelis Technologies, Inc. v. Applied Materials, Inc. (case no. 01-10029 DPW). The lawsuit alleges that Applied infringes a patent concerning ion implantation owned by Axcelis. The complaint also alleges various Massachusetts state and common law tortious interference and unfair competition claims. Axcelis seeks a preliminary and permanent injunction, damages, costs and attorneys’ fees. On April 12, 2001, Applied answered the complaint by denying all allegations and counterclaimed for declaratory judgment of invalidity and non-infringement, and violations of various unfair and deceptive trade practices laws. Applied seeks damages, a permanent injunction, costs and attorneys’ fees. Fact and expert discovery have closed. On December 10, 2002, the Court issued a ruling interpreting the claims of the patent. Summary judgment motions have been filed and argued and are pending before the Court. The previously set trial date of May 27, 2003 has been rescheduled. Trial on infringement issues only is now scheduled to begin on June 16, 2003. Applied believes it has meritorious defenses and counterclaims to the action and intends to pursue them vigorously.

Linear Technology

      On March 2, 2001, Linear Technology Corp. (LTC) filed a third party complaint against Applied in the United States District Court for the Eastern District of Texas, captioned Texas Instruments, Inc. v. Linear Technology Corp. v. Applied Materials, Inc. (case no. 2-01-CV4 (DF)). The complaint against Applied alleged that Applied is obligated to indemnify LTC and defend LTC for certain claims in the underlying patent infringement lawsuit brought by Texas Instruments, Inc. (TI) against LTC. The complaint also alleged claims for breach of contract, breach of warranty, and various unfair business practices. In the complaint, LTC alleged that, before LTC purchased certain equipment from Applied, Applied failed to disclose to LTC that TI previously had won a jury verdict against Hyundai Electronics Industries Co., Ltd. (Hyundai) for patent infringement based on Hyundai’s use of certain semiconductor equipment including some Applied tools. LTC’s Texas lawsuit against Applied sought indemnification and damages from Applied and an order requiring Applied to defend LTC in the underlying lawsuit with TI. On January 15, 2002, the Court granted TI’s motion to sever Applied and the other third party defendants from the action and dismissed LTC’s action against Applied and the other third party defendants without prejudice. On March 12, 2002, LTC filed a complaint against Applied in the Superior Court for the County of Santa Clara, captioned Linear Technology Corp. v. Applied Materials, Inc., Novellus Systems, Inc. and Tokyo Electron Ltd., (case no. CV806004) alleging claims for breach of contract, fraud and deceit, negligent misrepresentation, suppression of fact, unfair competition, breach of warranty, express contractual indemnity, implied equitable indemnity and declaratory relief. On November 12, 2002, LTC filed an amended complaint in the Santa Clara action asserting essentially the same claims as in the original complaint but adding an additional assertion that LTC and TI have settled their litigation. In the amended complaint, LTC seeks damages, punitive damages, injunctive relief and restitution. LTC also seeks costs and attorneys’ fees including costs and attorneys’ fees for the TI litigation. LTC has also asserted similar claims against certain other semiconductor equipment manufacturers. Applied’s motion to dismiss the amended complaint was granted in part. No trial date has been set. Applied believes that it has meritorious defenses and intends to pursue them vigorously.

Semitool

      On June 11, 2001, Semitool, Inc. (Semitool) filed a lawsuit against Applied in the United States District Court for the Northern District of California, captioned Semitool, Inc. v. Applied Materials, Inc. (case no. CV-01-2277 CRB). The lawsuit alleged that Applied infringed a patent concerning seed repair and electroplating owned by Semitool. Semitool sought a preliminary and permanent injunction, damages, costs and attorneys’ fees. On July 12, 2001, before Applied had answered the complaint, Semitool voluntarily dismissed its action against Applied in the Northern District of California. On the same day, Semitool filed a substantially identical action against Applied in the United States District Court for the District of Oregon captioned Semitool, Inc. v. Applied Materials, Inc. (case no. CV’01-1066 AS). On July 13, 2001, Applied filed a declaratory judgment action against Semitool in the Northern District of California captioned Applied Materials, Inc. v. Semitool, Inc. (case no. CV-01-2673 BZ). In that action, Applied seeks a declaration that Applied has not infringed the Semitool patent and that Semitool’s patent is invalid and unenforceable. Applied also seeks costs and attorneys’ fees. The California Court has ordered Applied’s action against Semitool transferred to the District of Oregon. The actions are proceeding together in Oregon. Semitool has also asserted similar claims against certain other semiconductor equipment manufacturers. The Oregon Court has issued an order interpreting the patent claims and has rescheduled the trial date from June 30, 2003 to February 3, 2004. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

David Scharf

      On July 31, 2001, David Scharf, an individual, filed a lawsuit against Applied in the United States District Court for the Central District of California, captioned David Scharf v. Applied Materials, Inc. (case no. 01-06580 AHM). The lawsuit alleges that Applied has infringed, has induced others to infringe and has contributed to others’ infringement of a patent concerning color synthesizing scanning electron microscope technology. Mr. Scharf seeks a preliminary and permanent injunction, damages and costs. Applied has answered the complaint and counterclaimed for declaratory judgment of non-infringement and invalidity. On May 10, 2002, Mr. Scharf filed a request for re-examination of his own patent. On June 26, 2002, the case was removed from the Court’s active docket after the parties stipulated to stay the case pending the results of that re-examination. On July 11, 2002, Applied filed its own request for re-examination of Scharf’s patent with the Patent and Trademark Office. Applied’s request for re-examination was granted on September 19, 2002. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

ASMI

      On August 27, 2002, ASM America, Inc. and ASM International, N.V. (collectively ASMI) filed a lawsuit against Applied in the United States District Court for the District of Arizona, captioned ASM America, Inc. and ASM International, N.V. v. Applied Materials, Inc. (case no. Civ’02 1660 PHX SMM). The lawsuit seeks a judicial declaration that ASMI does not infringe six patents belonging to Applied that relate to remote cleaning of CVD chambers and to deposition of silicon nitride. The suit also seeks a judicial declaration that two of those six patents are invalid. On December 16, 2002, Applied responded to the complaint by denying the allegations and counterclaiming for infringement of two of the patents related to remote cleaning of CVD chambers. Applied seeks damages, a preliminary and permanent injunction, costs and attorneys’ fees. Applied also moved to dismiss the complaint with respect to four of the patents and moved for a more definitive statement with respect to two of ASMI’s causes of action. ASMI moved for summary judgment that it has not infringed the same four patents that are the subject of Applied’s motion to dismiss. No trial date has been set. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

Varian Semiconductor Equipment Associates, Inc.

      On September 13, 2002, Varian Semiconductor Equipment Associates, Inc. filed a demand for arbitration with the American Arbitration Association asserting that Applied Materials has breached a patent license agreement between Varian and Applied Materials dated January 1, 1992. Varian seeks to recover royalties, interest and attorneys’ fees. The arbitration hearing on whether the products are covered by the license agreement has concluded. On May 2, 2003, the arbitration panel issued an interim decision finding that some, but not all, of the products at issue were subject to the agreement. The arbitration panel next will consider whether the asserted claims of the patents under which those products were found to be covered are valid. Applied Materials believes that it has meritorious defenses and intends to pursue them vigorously.

Robert Bosch GmbH

      On October 10, 2002, Robert Bosch GmbH (Bosch), a German company, filed a lawsuit against Applied in the United States District Court for the District of Delaware, captioned Robert Bosch GmbH v. Applied Materials, Inc. (civil action no. 02-1523). The lawsuit alleges that Applied infringes two patents owned by Bosch related to anisotrophic etching. Bosch seeks a preliminary and permanent injunction, damages, costs and attorneys’ fees. Applied has answered the complaint and counterclaimed for declaratory judgment of non-infringement and invalidity. No trial date has been set. Applied believes it has meritorious defenses and intends to pursue them vigorously.

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

      The Annual Meeting of Stockholders was held on March 20, 2003 in Santa Clara, California. Ten incumbent directors were re-elected without opposition to serve one-year terms in office. The results of this election were as follows:

Name of Director	Votes For (Shares)	Votes Withheld (Shares)

James C. Morgan	1,443,683,692	28,299,801
Dan Maydan	1,449,437,834	22,545,659
Michael H. Armacost	1,404,741,883	67,241,610
Deborah A. Coleman	1,403,535,353	68,448,140
Herbert M. Dwight, Jr.	1,415,522,011	56,461,482
Philip V. Gerdine	1,405,391,456	66,592,037
Paul R. Low	1,415,456,048	56,527,445
Steven L. Miller	1,364,395,636	107,587,857
Gerhard H. Parker	1,406,790,629	65,192,864
Stan Shih	1,406,240,814	65,742,679

Item 5.     Other Information

1.     Earnings/ Loss to Fixed Charges

      The ratio of earnings/(loss) to fixed charges for the six months ended April 28, 2002 and April 27, 2003, and for each of the last five fiscal years, was as follows:

Fiscal Year					Six Months Ended

1998	1999	2000	2001	2002	April 28, 2002	April 27, 2003

7.56x	14.03x	32.82x	11.80x	4.58x	1.23x	(1.66)x

2.     Other Matters

      On April 30, 2003, Applied announced the appointment of Michael R. Splinter as president, chief executive officer (CEO) and a member of its Board of Directors. As CEO, Mr. Splinter succeeded James C. Morgan, who will continue as chairman of the Board of Directors, and as president, he succeeded Dan Maydan, who will be president emeritus and remain a member of the Board of Directors. Before joining Applied, Mr. Splinter worked for nearly 20 years at Intel Corporation, where most recently, he was executive vice president and director of the Sales and Marketing Group.

Item 6.     Exhibits and Reports on Form 8-K

      a) Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit No.	Description

10.1	Applied Materials, Inc. Stock Purchase Plan for Offshore Employees, as amended on April 16, 2002
10.2	Term Sheet for employment of Michael R. Splinter
10.3	Restricted Stock Agreement for Michael R. Splinter
10.4	Program for Accounts Receivable Transfer Agreement dated April 9, 2003 between Applied Materials, Inc. and Bank of America, N.A.*
99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested with respect to portions of this exhibit.

      b) Reports on Form 8-K:

1. A Report on Form 8-K was furnished on January 31, 2003. The report contained information announcing Applied Materials, Inc.’s press release issued on January 31, 2003.

2. A Report on Form 8-K was furnished on March 17, 2003. The report contained information announcing Applied Materials, Inc.’s press release issued on March 17, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

June 11, 2003

By:	/s/ JOSEPH R. BRONSON

______________________________________ Joseph R. Bronson
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ NANCY H. HANDEL

______________________________________ Nancy H. Handel
Group Vice President,
Deputy Chief Financial Officer
and Corporate Controller
(Principal Accounting Officer)

APPLIED MATERIALS, INC.

SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

I, Michael R. Splinter, certify that:

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

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL R. SPLINTER
_______________________________________ Michael R. Splinter
President and
Chief Executive Officer

Date: June 11, 2003

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

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOSEPH R. BRONSON
_______________________________________ Joseph R. Bronson
Executive Vice President
and Chief Financial Officer

Date: June 11, 2003

EXHIBIT INDEX

Exhibit No.	Description

10.1	Applied Materials, Inc. Stock Purchase Plan for Offshore Employees, as amended on April 16, 2002
10.2	Term Sheet for employment of Michael R. Splinter
10.3	Restricted Stock Agreement for Michael R. Splinter
10.4	Program for Accounts Receivable Transfer Agreement dated April 9, 2003 between Applied Materials, Inc. and Bank of America, N.A.*
99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002