Form 10-Q/A
period 2003-04-27
APPLIED MATERIALS INC /DE
filed 2003-06-11
CIK 6951

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

INTRODUCTORY NOTE

      This quarterly report on Form 10-Q/A for the quarter ended April 27, 2003 is being filed to replace in its entirety the quarterly report on Form 10-Q filed inadvertently on June 9, 2003 by the Company’s EDGAR filing agent. The filing of the 10-Q on June 9, 2003 was made in error by the filing agent and without the Company’s knowledge or authorization.

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