Form 10-Q
period 2003-07-27
APPLIED MATERIALS INC /DE
filed 2003-09-09
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 27, 2003
or

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑          No ☐

      Number of shares outstanding of the issuer’s common stock as of July 27, 2003: 1,663,143,162

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended

	July 28,	July 27,	July 28,	July 27,
	2002	2003	2002	2003

	(In thousands, except per share amounts)

Net sales	$1,459,682	$1,094,907	$3,616,614	$3,256,293
Cost of products sold	853,539	747,979	2,162,279	2,146,209

Gross margin	606,143	346,928	1,454,335	1,110,084
Operating expenses:
Research, development and engineering	275,952	217,025	779,630	692,668
Marketing and selling	104,225	78,121	278,113	253,906
General and administrative	89,553	72,307	236,011	223,306
Restructuring, asset impairments and other charges	—	66,181	85,479	258,250

Income/(loss) from operations	136,413	(86,706)	75,102	(318,046)
Interest expense	13,080	11,626	36,168	35,185
Interest income	40,110	46,131	133,779	119,759

Income/(loss) before income taxes	163,443	(52,201)	172,713	(233,472)
Provision/(benefit) for income taxes	48,216	(15,399)	50,951	(68,874)

Net income/(loss)	$115,227	$(36,802)	$121,762	$(164,598)

Earnings/(loss) per share:
Basic	$0.07	$(0.02)	$0.07	$(0.10)
Diluted	$0.07	$(0.02)	$0.07	$(0.10)
Weighted average number of shares:
Basic	1,647,181	1,659,365	1,642,337	1,655,430
Diluted	1,703,196	1,659,365	1,706,894	1,655,430

See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS*

	October 27,	July 27,
	2002	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,284,791	$1,285,045
Short-term investments	3,644,735	3,947,657
Accounts receivable, net	1,046,016	741,618
Inventories	1,273,816	997,277
Refundable income taxes	—	5,661
Deferred income taxes	565,936	629,594
Other current assets	257,499	200,890

Total current assets	8,072,793	7,807,742
Property, plant and equipment	3,223,133	3,087,968
Less: accumulated depreciation and amortization	(1,458,196)	(1,479,519)

Net property, plant and equipment	1,764,937	1,608,449

Goodwill, net	202,290	223,521
Purchased technology and other intangible assets, net	129,130	101,561
Other assets	55,615	82,106

Total assets	$10,224,765	$9,823,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$40,323	$—
Current portion of long-term debt	9,453	4,847
Accounts payable and accrued expenses	1,348,156	1,254,757
Income taxes payable	103,524	—

Total current liabilities	1,501,456	1,259,604
Long-term debt	573,853	557,161
Deferred income taxes and other liabilities	129,807	141,521

Total liabilities	2,205,116	1,958,286

Stockholders’ equity:
Common stock	16,480	16,631
Additional paid-in capital	2,022,546	2,036,341
Less: deferred stock compensation, net	—	(2,749)
Retained earnings	5,962,014	5,797,416
Accumulated other comprehensive income	18,609	17,454

Total stockholders’ equity	8,019,649	7,865,093

Total liabilities and stockholders’ equity	$10,224,765	$9,823,379

*	Amounts as of July 27, 2003 are unaudited. Amounts as of October 27, 2002 are from the October 27, 2002 audited financial statements with certain reclassifications to conform to the July 27, 2003 presentation.

See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended

	July 28,	July 27,
	2002	2003

	(In thousands)
Cash flows from operating activities:
Net income/(loss)	$121,762	$(164,598)
Adjustments required to reconcile income/(loss) from operations to cash provided by operating activities:
Depreciation and amortization	288,396	294,859
Deferred income taxes	2,013	(49,176)
Non-cash portion of restructuring, asset impairments and other charges	27,605	56,359
Acquired in-process research and development expense	8,000	—
Amortization of deferred compensation	—	1,376
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable, net	(306,911)	314,777
Inventories	173,158	283,995
Refundable income taxes	—	(5,661)
Other current assets	(49,675)	57,349
Other assets	(1,060)	(38,737)
Accounts payable and accrued expenses	(56,994)	(128,974)
Income taxes payable	98,835	(104,544)
Other liabilities	(1,328)	19,478

Cash provided by operations	303,801	536,503

Cash flows from investing activities:
Capital expenditures	(406,049)	(193,309)
Asset retirements	47,930	39,274
Cash paid for acquisitions, net of cash acquired	(107,462)	(13,498)
Proceeds from sales and maturities of short-term investments	1,561,735	1,387,780
Purchases of short-term investments	(1,760,942)	(1,703,129)

Cash used for investing	(664,788)	(482,882)

Cash flows from financing activities:
Short-term debt borrowings	39,833	—
Short-term debt repayments	—	(41,949)
Long-term debt borrowings	19,169	—
Long-term debt repayments	(206)	(22,162)
Common stock issuances	179,444	184,759
Common stock repurchases	(69,823)	(174,938)

Cash provided by/(used for) financing	168,417	(54,290)

Effect of exchange rate changes on cash	879	923

Increase/(decrease) in cash and cash equivalents	(191,691)	254
Cash and cash equivalents — beginning of period	1,356,304	1,284,791

Cash and cash equivalents — end of period	$1,164,613	$1,285,045

Cash payments for interest (in thousands) were $20,227 for the nine months ended July 28, 2002 and $21,160 for the nine months ended July 27, 2003. Net cash activities for income taxes (in thousands) were $61,912 of refunds for the nine months ended July 28, 2002 and $78,879 of payments for the nine months ended July 27, 2003.

See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

NINE MONTHS ENDED JULY 27, 2003

1) Basis of Presentation and Stock-Based Compensation

     Basis of Presentation

      In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. (Applied) included herein have been prepared on a basis consistent with the October 27, 2002 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Form 10-K for the fiscal year ended October 27, 2002. Applied’s results of operations for the three and nine months ended July 27, 2003 are not necessarily indicative of future operating results.

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

      During the second fiscal quarter of 2003, Applied reviewed the functional currencies of certain subsidiaries in Europe and Japan and determined that the U.S. dollar was more appropriate as the functional currency due to changes in facts, circumstances, scope of operations and business practices. The change in functional currencies did not have a material effect on Applied’s results of operations and financial position for 2003.

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

      In accordance with SFAS 148 and Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” Applied’s pro forma option expense is computed using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Applied’s employee stock options have characteristics significantly different from those of traded options; therefore, in the opinion of management, the Black-Scholes option pricing model generally used to comply with SFAS 148 and SFAS 123 does not necessarily provide a reliable measure of the fair value of Applied’s options.

      To comply with SFAS 148, Applied is presenting the following table to illustrate the effect on the net income/(loss) and earnings/ (loss) per share if it had applied the fair value recognition provisions of SFAS 123, as amended, to options granted under the stock-based employee compensation plans. For purposes

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

of this pro forma disclosure, the estimated value of the options is amortized ratably to expense over the options’ vesting periods.

	Three Months Ended		Nine Months Ended

	July 28,	July 27,	July 28,	July 27,
	2002	2003	2002	2003

	(In thousands, except per share amounts)
Reported net income/(loss)	$115,227	$(36,802)	$121,762	$(164,598)
Stock compensation expense, net of tax	(83,816)	(97,214)	(242,653)	(291,528)

Pro forma net income/(loss)	$31,411	$(134,016)	$(120,891)	$(456,126)

Basic earnings/(loss) per share:
Reported	$0.07	$(0.02)	$0.07	$(0.10)
Pro forma	$0.02	$(0.08)	$(0.07)	$(0.28)
Diluted earnings/(loss) per share:
Reported	$0.07	$(0.02)	$0.07	$(0.10)
Pro forma	$0.02	$(0.08)	$(0.07)	$(0.28)

      Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $10.87 and $7.41 for the three months ended July 28, 2002 and July 27, 2003, respectively, and was $10.87 and $6.80 for the nine months ended July 28, 2002 and July 27, 2003, respectively. The weighted average estimated fair value of purchase rights granted under employee stock purchase plans (ESPP) was $6.29 and $5.58 for the third fiscal quarter ended July 28, 2002 and July 27, 2003, respectively. For the nine months ended July 28, 2002 and July 27, 2003, the weighted average estimated fair value of purchase rights granted under ESPP was $6.29 and $5.24, respectively. For purposes of this calculation, the fair value of each stock option grant and stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended		Nine Months Ended

	July 28,	July 27,	July 28,	July 27,
	2002	2003	2002	2003

Stock Options:
Dividend yield	None	None	None	None
Expected volatility	69%	68%	69%	68%
Risk-free interest rate	3.58%	1.88%	3.58%	2.00%
Expected life (in years)	3.6	3.6	3.6	3.6
ESPP:
Dividend yield	None	None	None	None
Expected volatility	69%	68%	69%	68%
Risk-free interest rate	2.42%	1.83%	2.42%	1.41%
Expected life (in years)	0.5	2.0	0.5	1.0

     Restricted Stock

      On May 20, 2003, Applied issued 300,000 shares of restricted common stock at $0.01 per share as part of the initial compensation package for the new President and CEO. The closing market price of Applied’s common stock was $13.76 per share on May 20, 2003. One half of the shares vest on October 1, 2003, with the remaining shares vesting on October 1, 2004. The stock is subject to forfeiture if employment terminates prior to vesting. Deferred compensation was charged for the difference between the market value of the restricted

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

shares and the sales price, and presented as a reduction of stockholders’ equity in Applied’s consolidated condensed balance sheet. Deferred compensation is amortized as compensation expense over the vesting period. For the third fiscal quarter ended July 27, 2003, Applied recognized a general and administrative expense of $1.4 million in amortization expense related to the restricted stock issuance.

2) Earnings/(Loss) Per Share

      Basic earnings/(loss) per share has been determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share has been determined using the weighted average number of common shares and equivalents (representing the dilutive effect of stock options) outstanding during the period. Applied’s net income/(loss) has not been adjusted for any period presented for purposes of computing basic or diluted earnings/(loss) per share.

      For purposes of computing diluted earnings/(loss) per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of Applied’s common stock for the period. For the three and nine months ended July 28, 2002, options to purchase approximately 24,156,000 and 22,154,000 shares of common stock at an average exercise price of $30.34 and $31.12 were excluded from the computation. For the three and nine months ended July 27, 2003, options to purchase approximately 133,133,000 and 186,303,000 shares of common stock at an average exercise price of $21.34 and $19.58 were excluded from the computation.

3) Accounts Receivable, Net

      Applied has agreements with various financial institutions to sell accounts receivable from selected customers. Applied sold accounts receivable under these agreements of $252 million and $130 million for the three months ended July 28, 2002 and July 27, 2003, respectively, and sold $554 million and $424 million for the nine months ended July 28, 2002 and July 27, 2003, respectively. Discounting fees were recorded as interest expense and were insignificant for the three and nine months ended July 28, 2002 and July 27, 2003. At July 27, 2003, $109 million of sold receivables remained outstanding under these agreements. A portion of these sold receivables is subject to certain recourse provisions. Applied has not experienced any losses under these recourse provisions.

4) Inventories

      Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. Components of inventories were as follows (in thousands):

	October 27,	July 27,
	2002	2003

Customer service spares	$644,352	$501,457
Raw materials	191,956	129,026
Work-in-process	195,409	125,280
Finished goods	242,099	241,514

	$1,273,816	$997,277

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5) Goodwill, Purchased Technology and Other Intangible Assets, Net

      Details of unamortized intangible assets, goodwill, were as follows (in thousands):

	October 27,	July 27,
	2002	2003

Gross carrying amount	$248,160	$269,391
Accumulated amortization	(45,870)	(45,870)

	$202,290	$223,521

      In connection with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as of the beginning of fiscal 2002, goodwill is no longer amortized but reviewed periodically for impairment. From October 27, 2002 to July 27, 2003, the change in goodwill was $21 million, which primarily consisted of $18 million for the acquisition of Boxer Cross, Inc. and a $3 million adjustment to the purchase price for an acquisition containing contingent purchase price provisions. For additional details of the acquisition of Boxer Cross, Inc. in the second fiscal quarter of 2003, see Note 10 to the Consolidated Condensed Financial Statements.

      Details of amortized intangible assets were as follows (in thousands):

	October 27, 2002			July 27, 2003

		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total

Gross carrying amount	$312,529	$23,600	$336,129	$321,129	$23,600	$344,729
Accumulated amortization	(199,609)	(7,390)	(206,999)	(233,108)	(10,060)	(243,168)

	$112,920	$16,210	$129,130	$88,021	$13,540	$101,561

      Purchased technology and other intangible assets are amortized over their estimated useful lives of five to 10 years using the straight-line method. Aggregate amortization expense was $39 million and $36 million for the nine months ended July 28, 2002 and July 27, 2003, respectively. As of July 27, 2003, future estimated amortization expense is expected to be $12 million for the remainder of fiscal 2003, $48 million for fiscal 2004, $19 million for fiscal 2005, $13 million for fiscal 2006, $5 million for fiscal 2007 and $5 million thereafter.

      Applied has a venture capital fund, Applied Materials Ventures I, L.P. (Ventures I), that invests in privately-held, early-stage companies engaged in developing systems, components and devices based on nanotechnology for specific applications and products. Ventures I is a limited partnership with Applied as the sole limited partner and an independent party as the general partner. Applied has committed to fund $50 million in capital contributions, but has reserved the option to discontinue capital contributions at $25 million. Applied’s capital contributions to Ventures I totaled approximately $9 million at October 27, 2002 and $15 million at July 27, 2003. As provided for in the partnership agreement, the general partner has control over investment decisions and operations of Ventures I. Accordingly, Applied accounts for its investment using the equity method. Capital contributions, net of the pro rata share of Ventures I’s results of operations, have been included in other assets and totaled $6 million at October 27, 2002 and $10 million at July 27, 2003. Applied does not expect its investment in Ventures I to have a material effect on its financial condition or results of operation.

      In January 2003, the Financial Accounting Standard Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 provides guidance on the identification, classification and accounting of variable interest entities. Applied has determined that Ventures I qualifies for consolidation as a variable interest entity under FIN 46. Applied will

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

implement FIN 46 by consolidating Ventures I during the fourth fiscal quarter of 2003 in accordance with the effective date of FIN 46. Applied does not expect the consolidation of Ventures I to have a material impact on its financial condition or results of operations.

6) Accounts Payable, Accrued Expenses and Guarantees

      Components of accounts payable and accrued expenses were as follows (in thousands):

	October 27,	July 27,
	2002	2003

Accounts payable	$269,275	$244,075
Compensation and benefits	255,231	156,991
Installation and warranty	214,004	171,500
Deferred revenue	117,827	207,163
Other	491,819	475,028

	$1,348,156	$1,254,757

      Applied adopted FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Indebtedness of Others,” during the first fiscal quarter of 2003. FIN 45 requires disclosures concerning Applied’s obligations under certain guarantees.

      Pursuant to FIN 45, Applied is required to disclose product warranty reserves activity. Applied products are generally sold with a 12-month warranty period following installation. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product, configuration and geographic region.

      Changes in the warranty reserves during the first nine months of fiscal 2003 were as follows (in thousands):

Balance, October 27, 2002	$168,175
Provisions for warranty	29,224
Consumption of reserves	(39,717)

Balance, January 26, 2003	157,682
Provisions for warranty	26,247
Consumption of reserves	(40,605)

Balance, April 27, 2003	143,324
Provisions for warranty	27,602
Consumption of reserves	(30,284)

Balance, July 27, 2003	$140,642

      As noted above, Applied’s products are generally sold with a 12-month warranty. Accordingly, quarterly warranty consumption is associated with sales that occurred during the preceding four quarters, and quarterly warranty provisions are generally related to the current quarter’s sales.

      During the ordinary course of business, Applied also provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of July 27, 2003, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements is approximately $48 million. Applied has not recorded any liability in

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

      Applied also has additional guarantee arrangements on behalf of certain subsidiaries. As of July 27, 2003, Applied has not recorded any liability related to guarantees of subsidiary obligations. Applied does not expect, based on historical experience and information currently available, that it is probable any amounts will be required to be paid under these arrangements. Subsidiary guarantees as of July 27, 2003 were associated with the following types of arrangements: short-term borrowings, term loans, overdrafts and leases. While certain subsidiaries have short-term borrowing, term loans and overdraft facilities available totaling approximately $160 million as of July 27, 2003, no amounts were outstanding as of the end of the third fiscal quarter of 2003. In the event of use and subsequent default of these facilities by Applied’s subsidiaries, such arrangements would be guaranteed by Applied. In addition, certain subsidiaries have lease arrangements guaranteed by Applied. These leases will expire between 2009 and 2014. In the event that the subsidiaries do not make the required payments, Applied could be required to pay the leases on behalf of the subsidiaries. As of July 27, 2003, quarterly lease obligations under these arrangements approximated $3 million.

      In connection with certain business combinations and purchased technology acquisitions, Applied was subject to contingent consideration arrangements at July 27, 2003. These arrangements are based upon sales volume or other events taking place subsequent to the acquisition. Depending upon the circumstances of each agreement, the payment of the contingency will result in an increase to goodwill or a charge to operating expenses. Amounts paid under these arrangements have not had, and are not expected to have, a material effect on Applied’s financial condition or results of operations.

7) Restructuring, Asset Impairments and Other Charges

      In response to continuing difficult business conditions, Applied implemented a series of restructuring actions. These actions were intended to better align Applied’s cost structure with prevailing economic conditions.

      During the third fiscal quarter of 2003, Applied continued to execute restructuring actions, resulting in restructuring, asset impairments and other pre-tax charges of $66 million, or $0.03 per share after tax. Consequently, Applied reduced its global workforce by approximately 450 positions or three percent. The majority of the affected employees were based in North America, Asia and Europe, and represented multiple company activities and functions. The restructuring, asset impairments and other charges of $66 million during the third fiscal quarter of 2003 included approximately $26 million of non-cash items, primarily for fixed asset write-offs. The majority of the cash outlays have been incurred or are anticipated to occur in fiscal 2003.

      During the second fiscal quarter of 2003, Applied began to execute restructuring actions to align its infrastructure with current business conditions, resulting in restructuring, asset impairments and other pre-tax charges of $93 million, or $0.04 per share after tax. Applied reduced its global workforce by approximately 1,400 positions or 10 percent. The majority of the affected employees were based in Santa Clara, California and Austin, Texas and represented multiple company activities and functions. The restructuring, asset impairments and other charges of $93 million during the second fiscal quarter of 2003 included approximately $30 million of non-cash items, primarily for fixed asset write-offs. The majority of the cash outlays have been incurred or are anticipated to occur in fiscal 2003.

      During the first fiscal quarter of 2003, Applied recorded a pre-tax restructuring charge of $99 million, or $0.04 per share after tax, for employee-related costs and consolidation of facilities. As a result of this action,

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Applied reduced its global workforce by approximately 1,750 positions or 11 percent. The majority of the affected employees were based in Santa Clara, California and Austin, Texas and represented multiple company activities and functions. The restructuring charge of $99 million included no non-cash items. The majority of the cash outlays have been incurred or are anticipated to occur in fiscal 2003.

      During the first fiscal quarter of 2002, Applied recorded a pre-tax charge of $85 million for restructuring and other items, or $0.04 per share after tax. During the first fiscal quarter of 2002, Applied recorded $8 million for in-process research and development expense in connection with its acquisitions of Schlumberger’s electron-beam wafer inspection business and Global Knowledge Services, Inc. (GKS). For further details regarding these acquisitions, see Note 10. Also during the first fiscal quarter of 2002, Applied recorded a pre-tax restructuring charge of $77 million for employee-related costs, consolidation of facilities and other costs, and reduced its global workforce by approximately 1,100 positions, or six percent. The majority of the affected employees were based in Santa Clara, California and Austin, Texas, and represented multiple company activities and functions. The restructuring charge of $77 million consisted of $49 million of cash outlays and $28 million of non-cash charges, primarily for fixed asset write-offs.

      Changes in restructuring reserves for the first nine months of fiscal 2003 were as follows (in thousands):

	Severance
	and Benefits	Facilities	Other	Total

Balance, October 27, 2002	$1,993	$32,015	$3,300	$37,308
Provision	80,133	19,205	—	99,338
Cash outlays	(37,868)	(7,667)	(800)	(46,335)

Balance, January 26, 2003	44,258	43,553	2,500	90,311
Provision	62,300	1,500	28,900	92,700
Cash outlays	(54,385)	(9,102)	(1,173)	(64,660)
Non-cash charges	—	(1,944)	(28,900)	(30,844)

Balance, April 27, 2003	52,173	34,007	1,327	87,507
Provision	27,200	7,200	31,800	66,200
Cash outlays	(59,597)	(4,515)	—	(64,112)
Non-cash charges	—	—	(25,515)	(25,515)

Balance, July 27, 2003	$19,776	$36,692	$7,612	$64,080

      At July 27, 2003, the restructuring reserve consisted of $6 million related to a restructuring implemented in the fourth fiscal quarter of 2001, $7 million related to the restructuring implemented in the first fiscal quarter of 2002, $15 million related to the restructuring implemented in the first fiscal quarter of 2003, $3 million related to the restructuring implemented in the second fiscal quarter of 2003 and $33 million related to the restructuring implemented the third fiscal quarter of 2003. Restructuring reserves associated with actions initiated in prior years were mainly for lease commitments.

8) Derivative Financial Instruments

      In accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended, all of Applied’s derivative financial instruments, consisting of forward exchange contracts and currency option contracts such as Japanese yen, euro and British pounds are recorded at their fair value on the balance sheet, either in other current assets or accounts payable and accrued expenses. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, must be recognized currently in results of operations. The effective

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

portion of the gain or loss is reported as a component of accumulated other comprehensive income in stockholders’ equity, and is reclassified into results of operations when the hedged transaction affects earnings/(loss). All amounts included in accumulated other comprehensive income at July 27, 2003 will be reclassified to results of operations within 12 months. Changes in the fair value of currency option contracts due to changes in time value are excluded from the assessment of effectiveness, and are recognized in cost of products sold. The change in option time value was not material for the three and nine months ended July 28, 2002 and July 27, 2003. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, Applied immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amounts recognized due to the anticipated transactions failing to occur were not material for the three and nine months ended July 28, 2002 and July 27, 2003.

      Derivative-related activity in accumulated other comprehensive income for the nine months ended July 27, 2003 decreased by $5 million, which was comprised of a $3 million net increase in fair value of derivatives, offset by $8 million of net gains which were reclassified from accumulated other comprehensive income to results of operations.

9) Stockholders’ Equity

Comprehensive Income/(Loss)

      Components of comprehensive income/(loss), on an after-tax basis where applicable, were as follows (in thousands):

	Three Months Ended		Nine Months Ended

	July 28,	July 27,	July 28,	July 27,
	2002	2003	2002	2003

Net income/(loss)	$115,227	$(36,802)	$121,762	$(164,598)
Change in unrealized gain/(loss) on investments	17,511	(26,211)	(5,212)	(7,782)
Change in unrealized gain/(loss) on derivative instruments designated and qualifying as cash flow hedges	6,674	(1,364)	3,636	(5,360)
Foreign currency translation adjustments	36,106	(634)	20,641	11,987

Comprehensive income/(loss)	$175,518	$(65,011)	$140,827	$(165,753)

      Components of accumulated other comprehensive income, on an after-tax basis where applicable, were as follows (in thousands):

	October 27,	July 27,
	2002	2003

Unrealized gain on investments	$41,257	$33,475
Unrealized gain on derivative instruments designated and qualifying as cash flow hedges	5,987	627
Cumulative translation adjustments	(28,635)	(16,648)

Accumulated other comprehensive income	$18,609	$17,454

Stock Repurchase Program

      Since March 1996, Applied has systematically repurchased shares of its common stock to partially fund its stock-based employee benefit plans. Upon the expiration of the previous authorization on March 22, 2001,

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

the Board of Directors extended the stock repurchase program and authorized the repurchase of up to $2 billion of Applied’s common stock in the open market over the succeeding three years. Under this authorization, Applied is continuing a systematic stock repurchase program and may also make additional stock repurchases from time to time, depending on market conditions, stock price and other factors.

      During the nine months ended July 28, 2002, Applied repurchased 3,194,000 shares of its common stock at an average price of $21.86 for a cash outlay of $70 million. During the nine months ended July 27, 2003, Applied repurchased 12,019,000 shares of its common stock at an average price of $14.55, for a total cash outlay of $175 million.

10) Business Combinations

      On April 18, 2003, Applied acquired Boxer Cross, Inc., a producer of in-line monitoring systems that provide customers with critical electrical measurement data for controlling semiconductor processes, for $14 million in cash. In connection with this acquisition, Applied recorded goodwill of $18 million, net of adjustments to the initial purchase price allocation, and purchased technology of $3 million, partially offset by other items of $7 million, primarily for deferred tax assets and other liabilities. The in-process research and development expense was insignificant.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

11) New Accounting Pronouncements

      In April 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 145 (SFAS 145), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 eliminates SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Under SFAS 145, such gains and losses should be classified as extraordinary only if they meet the criteria of APB Opinion No. 30. In addition, SFAS 145 amends SFAS 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Applied does not expect the adoption of SFAS 145, which will become effective at varying dates from May 2002 to the end of Applied’s fiscal 2003, to have a material effect on its financial condition or results of operations.

      In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on accounting for arrangements that involve the delivery of performance of multiple products, services and/or rights to use assets. Applied does not expect the adoption of EITF 00-21, which will apply to revenue arrangements beginning in Applied’s fourth fiscal quarter of 2003, to have a material effect on its financial condition or results of operations.

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Certain disclosures are effective immediately. Applied will implement FIN 46 during the fourth fiscal quarter of 2003 and will consolidate Applied Ventures I as a VIE. Applied does not expect its implementation to have a material effect on its financial condition or results of operations. For additional discussion of the Ventures I, see Note 5 of the Notes to the Consolidated Condensed Financial Statements.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. Applied does not expect the adoption of SFAS 149, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial condition or results of operations.

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

Results of Operations

      Applied is a supplier of semiconductor manufacturing equipment and services to the global semiconductor industry. Business activity in the semiconductor and semiconductor manufacturing equipment industries has been cyclical. For this and other reasons, Applied’s results of operations for the three and nine months ended July 27, 2003 may not necessarily be indicative of future operating results.

      Applied received new orders of $1.1 billion for the third fiscal quarter of 2003, compared to $971 million for the second fiscal quarter of 2003 and $1.8 billion for the third fiscal quarter of 2002. The increase from the second fiscal quarter of 2003 reflected gradual improvement of global economic conditions, increased demand for DRAMs, increased customer fab utilization for advanced integrated circuit production and increased 300mm demand.

      Orders for the third fiscal quarter of 2003 were lower than the comparable period in 2002. During the third fiscal quarter of 2002, Applied’s customers reacted to an increase in demand for logic integrated circuits by increasing their orders for capital equipment in an effort to increase capacity. When the anticipated business did not meet customer expectations, these customers reduced or deferred capital equipment spending from the fourth fiscal quarter of 2002 through the second fiscal quarter of 2003.

      New orders by region for the past two consecutive quarters were as follows (dollars in millions):

	Three Months Ended

	April 27, 2003		July 27, 2003

	($)	(%)	($)	(%)

Taiwan	66	7	374	36
North America*	222	23	212	20
Japan	274	28	184	18
Korea	114	12	109	10
Europe	245	25	108	10
Asia-Pacific**	50	5	67	6

Total	971	100	1,054	100

*	Primarily the United States.

**	Includes China.

      Orders in Taiwan were significantly higher for the third fiscal quarter of 2003 as certain customers began to place orders against their previously announced capital expansion plans. Orders in Japan and Europe decreased due to relatively stronger order volumes experienced in the second fiscal quarter for these two regions. Orders in the other regions were consistent with prior quarters.

      Applied’s backlog for the most recent three quarters was as follows: $2.5 billion at July 27, 2003, $2.8 billion at April 27, 2003 and $3.1 billion at January 26, 2003. Backlog consists only of orders for which written authorizations have been accepted, shipment dates within 12 months have been assigned and revenue has not been recognized. Due to possible customer changes in delivery schedules and cancellations of orders, Applied’s backlog at any particular date is not necessarily indicative of actual sales for any future periods.

      During fiscal 2002, net sales remained relatively flat for the first and second fiscal quarters, followed by a modest increase in the third fiscal quarter. In the fourth fiscal quarter of 2002, net sales declined slightly, decreased further in the first fiscal quarter of 2003, and remained at approximately $1.1 billion for the second and third fiscal quarters of 2003. Net sales for the nine months ended July 27, 2003 were 10 percent lower than the nine months ended July 28, 2002. The overall sales level in fiscal 2003 was lower than fiscal 2002, reflecting the impact of the continuing industry downturn. Net sales by region for the three months and nine months ended July 28, 2002 and July 27, 2003 were as follows (dollars in millions):

	Three Months Ended				Nine Months Ended

	July 28, 2002		July 27, 2003		July 28, 2002		July 27, 2003

	($)	(%)	($)	(%)	($)	(%)	($)	(%)

North America*	242	17	264	24	932	26	912	28
Europe	138	9	238	22	449	12	543	17
Japan	180	12	200	18	517	14	570	18
Taiwan	571	39	155	14	979	27	355	11
Korea	114	8	123	11	325	9	503	15
Asia-Pacific**	215	15	115	11	415	12	373	11

Total	1,460	100	1,095	100	3,617	100	3,256	100

*	Primarily the United States.

**	Includes China.

      The table above compares the percentages of net sales for the three and nine months ended July 28, 2002 to the three and nine months ended July 27, 2003. North America increased as certain customers qualified and authorized the delivery of the pilot equipment for 90 nanometers. Europe increased due to higher shipments to new 300mm fabs. Japan increased due to improved fab utilization. Taiwan decreased due to a significant reduction in foundry and DRAM business. Korea and Asia-Pacific remained consistent with the prior year.

      In response to continuing difficult business conditions, Applied implemented a series of activities to better align Applied’s cost structure with prevailing economic conditions. Realignment activities consisted of refocused product development, cost reduction programs and restructuring actions. To date, realignment activities consisted of refocused product efforts, including refocusing the electron-beam mask pattern product line, completing the final stage of the implementation of the global spares distribution system (which included closure of a central warehouse), consolidation of facilities and reductions in workforce. Realignment activities resulted in charges across multiple categories, as incurred, such as cost of products sold and operating expenses. The charges for the three months and nine months ended July 27, 2003 were incurred across the following categories: restructuring, asset impairments and other charges of $66 million and $258 million, respectively; costs of products sold of $93 million and $142 million, respectively; and research, development and engineering expense of $4 million and $14 million respectively.

      Gross margin was 31.7 percent for the third fiscal quarter of 2003, compared to 33.7 percent for the second fiscal quarter of 2003 and 41.5 percent for the third fiscal quarter of 2002. Gross margin was 34.1 percent for the nine months ended July 27, 2003 compared to 40.2 percent for the nine months ended

July 28, 2002. The decrease in gross margin during fiscal 2003 was mainly due to charges incurred from the refocused product programs, including refocusing the electron-beam mask pattern product line, and implementation of the global spares distribution system.

      Operating expenses included expenses related to research, development and engineering (RD&E), marketing and selling (M&S), general and administrative (G&A), and restructuring, asset impairments and other charges. Expenses related to RD&E, M&S and G&A were $367 million for the third fiscal quarter of 2003, compared to $394 million for the second fiscal quarter of 2003 and $470 million for the third fiscal quarter of 2002. These expenses were $1.2 billion for the nine months ended July 27, 2003, versus $1.3 billion for the comparable period of fiscal 2002. The reduction in these expenses was attributable to ongoing cost control measures, reduction of discretionary spending and savings resulting from realignment activities.

      Operating expenses also included restructuring, asset impairments and other charges, which for the third fiscal quarter of 2003 totaled $66 million. Restructuring, asset impairments and other charges were $258 million and $85 million for the nine months ended July 27, 2003 and July 28, 2002, respectively. These charges consisted of costs associated with reductions in workforce and consolidation of facilities. For further details, see Note 7 of Notes to Consolidated Condensed Financial Statements.

      Net interest income was $27 million and $35 million for the three months ended July 28, 2002 and July 27, 2003, respectively, and was $98 million and $85 million for the nine months ended July 28, 2002 and July 27, 2003, respectively. Higher net interest income during the third fiscal quarter of 2003 was due to gains realized from the sale of certain investments during the quarter. Lower net interest income for the nine months ended July 27, 2003 was principally attributable to lower average interest rates during fiscal 2003.

Financial Condition, Liquidity and Capital Resources

      During the first three quarters of 2003, Applied increased its cash, cash equivalents and short-term investments by $303 million from October 27, 2002 to $5.2 billion at July 27, 2003.

      Applied generated cash from operating activities of $537 million for the nine months ended July 27, 2003. The primary sources of cash were from reductions in accounts receivable and inventories, which were offset by a decrease in payables and the net loss for the nine months ended July 27, 2003. Applied utilized programs to sell accounts receivable of $424 million for the nine months ended July 27, 2003. These receivable sales had the effect of increasing cash and reducing accounts receivable. Applied has not experienced any losses under these programs. Days sales outstanding was 62 days at the end of the third fiscal quarter of 2003, compared to 61 days at the end of the second fiscal quarter of 2003. For further details regarding accounts receivable sales, see Note 3 of Notes to Consolidated Condensed Financial Statements. Inventories were reduced by $284 million during the nine months ended July 27, 2003, due primarily to ongoing inventory management and reduction programs, and inventory charges related to realignment activities.

      Applied used $483 million of cash for investing activities during the nine months ended July 27, 2003. Capital expenditures were $193 million, $52 million of which was for the purchase of facilities in Hillsboro, Oregon that were previously held under a synthetic lease. The remainder of the capital spending consisted of expenditures for application laboratories, equipment and related facilities. Investing activities also included purchases and sales of short-term investments, which used $315 million of cash.

      Applied used $54 million of cash for financing activities for the nine months ended July 27, 2003, consisting of stock repurchases and repayments of debt, offset by issuances of common stock under employee stock plans.

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

      As a supplier to the global semiconductor industry, Applied is subject to the industry’s business cycles, the timing, length and volatility of which are difficult to predict. The semiconductor industry has historically been cyclical because of sudden changes in demand for semiconductors and manufacturing capacity, including capacity utilizing the latest technology. The rate of changes in demand, including end demand, is accelerating, and the effect of these changes on Applied is occurring sooner, exacerbating the volatility of these cycles. These changes have affected the timing and amounts of customers’ capital equipment purchases and investments in new technology, and continue to affect Applied’s net sales, gross margin and results of operations. In addition to affecting Applied’s customers and suppliers, these business cycles also challenge key management, engineering and other employees of Applied.

      If Applied is unable to effectively manage its resources and production capacity during periods of changing demand, there could be a material adverse effect on its business, financial condition and results of operations. During periods of declining demand, customers typically reduce purchases, delay delivery of products and/or cancel orders. During downturns, Applied must be able to appropriately align its cost structure with prevailing market conditions, successfully manage its resources, and effectively motivate and retain key employees. In response to a prolonged downturn, Applied is implementing realignment activities in order to align its cost structure with business conditions and to enable Applied to focus resources on core research and development programs. If Applied is unable to implement these realignment activities according to the timetable and to the extent anticipated, if implementation negatively affects Applied’s net sales or profitability, or if Applied does not maintain effective cost controls, Applied’s business, financial condition, or results of operations may be negatively affected. Conversely, during periods of growing demand for semiconductor manufacturing equipment, Applied must be able to acquire and/or develop sufficient manufacturing capacity and inventory to meet customer demand, and to attract, hire, assimilate and retain a sufficient number of qualified individuals. Management cannot predict the timing of a recovery and/or the industry’s rate of growth in such a recovery, both of which will be affected by many factors, including the global uncertainties discussed below.

     Applied is exposed to the risks of operating a global business.

      For the first nine months of fiscal 2003, approximately 70 percent of Applied’s net sales were to regions outside the United States. Certain manufacturing facilities and suppliers of Applied are also located outside the United States. Managing Applied’s global operations presents challenges, including those arising from periodic regional economic downturns, trade balance issues, varying business conditions and demands, variations in enforcement of intellectual property and contract rights in different jurisdictions, differences in the ability to develop relationships with suppliers and other local businesses, changes in U.S. and international laws and regulations including U.S. export restrictions, fluctuations in interest and currency exchange rates, the need to provide sufficient levels of technical support in different locations, cultural differences and shipping delays, among other risks. Many of these challenges are present in China, a large potential market for semiconductor equipment and an area that Applied anticipates will present a significant opportunity for growth. These challenges, as well as global uncertainties with respect to: 1) economic growth rates in various countries; 2) sustainability of demand for electronics products; 3) capital spending by semiconductor manufacturers; 4) price weakness for certain semiconductor devices; and 5) political instability, terrorism, acts of war, or epidemics in regions where Applied has operations or sales, including Asia and Israel, may affect Applied’s business, financial condition and results of operations.

Applied operates in a highly competitive industry characterized by increasingly rapid technological changes.

      Because it operates in a highly competitive environment, Applied’s future success is heavily dependent upon effective development, commercialization and customer acceptance of its new products over those of its competitors. Specifically, these risks may include, but are not limited to, Applied’s ability to timely and cost-effectively: 1) develop new products, services and technologies, including those utilizing new materials, such as copper and low-k materials; 2) develop improvements to existing products, services and technologies; 3) develop new markets in the semiconductor industry for Applied’s products and services; 4) introduce new products and services to the marketplace; 5) achieve market acceptance and accurately forecast product demand; 6) transition from 200mm systems to 300mm systems; 7) qualify new or improved products for volume manufacturing with its customers; 8) commence and adjust production to meet customer demands; 9) price products and services appropriately; and 10) lower customers’ cost of ownership. The development, introduction and support of an increasingly broad set of new or improved products and technologies, including those enabling the transition to smaller device feature sizes, new materials and 300mm wafers, grow increasingly complex and expensive over time. Such new or improved products may involve higher costs and reduced efficiencies compared to Applied’s more established products and could adversely affect Applied’s gross margins. If Applied does not develop and introduce new or improved products, services and technologies in a timely and cost-effective manner in response to changing market conditions or customer requirements, its competitive position, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to risks associated with a highly concentrated customer base.

      Applied’s customer base is highly concentrated. Orders from a relatively limited number of manufacturers of integrated circuits have accounted for, and likely will continue to account for, a substantial portion of Applied’s net sales, which may lead customers to demand pricing and other terms less favorable to Applied. In addition, sales to any single customer may vary significantly from quarter to quarter. If current customers delay, cancel or do not place orders, Applied may not be able to replace these orders with new orders. As Applied’s products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant and often non-recoverable costs. The resulting fluctuations in the amount of and terms of orders could have a material adverse effect on Applied’s business, financial condition and results of operations.

Applied is exposed to risks as a result of ongoing changes in the semiconductor industry.

      The semiconductor industry is characterized by rapid ongoing changes, including more complex technology requirements, the changing information technology cost structure, the increasing significance of consumer electronics as a driver for chip demand and the related focus on lower prices, and the growing type and variety of integrated circuits and applications. There also is an increasing number of applications in the semiconductor industry, resulting in changing interests among semiconductor manufacturers, as well as a rising percentage of business from customers in Asia, an emergence of customers in new geographical regions, and higher capital requirements for new semiconductor fabrication plants. These factors are increasing the need for customer partnering, collective research and development efforts and process integration support, and increasing the importance of spares and services as a competitive advantage for semiconductor equipment manufacturers. In addition, key integrated circuit manufacturers have become influential in technology decisions made by their global partners. If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the semiconductor industry, its business, financial condition and results of operation could be materially and adversely affected.

The ability to attract, retain, and motivate key employees is vital to Applied’s success.

      Applied’s success depends in large part on its ability to attract, retain and motivate key employees, including those in managerial, technical, marketing and support roles. Achieving this objective may be difficult due to changes in the global economy, the recent industry downturn, Applied’s workforce actions and realignment activities, and its changes in management. If Applied does not successfully attract, retain and motivate key employees, the Company’s operating results and ability to capitalize on its opportunities may be materially and adversely affected.

Manufacturing interruptions or delays could affect Applied’s ability to meet customer demand.

      Applied’s business depends on its ability to supply products that meet the rapidly changing demands of its customers, which depends in part on the timely delivery of parts, components, and subassemblies (collectively parts) from suppliers. Some key parts may be obtained only from a single supplier or a limited group of suppliers. In addition, Applied outsources certain manufacturing activities. Significant interruptions of manufacturing operations as a result of the failure or inability of suppliers to timely deliver quality parts, outsourcing difficulties, natural disasters (such as earthquakes or tornadoes), or other causes (such as information technology or infrastructure failures, regional economic downturns, political instability, terrorism, acts of war, or epidemics) could result in delayed product deliveries or manufacturing inefficiencies. Any or all of these factors could materially and adversely affect Applied’s business, financial condition and results of operations.

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

      For example, the World Trade Organization (WTO) has determined that the U.S. Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion constitute prohibited export subsidies warranting the possible imposition of trade sanctions on certain goods. Applied has benefited from FSC and ETI tax provisions, and the elimination of these tax benefits could materially and adversely affect Applied’s financial condition and results of operations.

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

      Applied is subject to environmental and safety regulations in connection with its business operations, including but not limited to regulations related to the development, manufacture and use of its products. Failure or inability to comply with existing or future environmental and safety regulations could result in significant remediation liabilities, the imposition of fines and/or the suspension or termination of development, manufacture or use of certain of its products, each of which could have a material adverse effect on Applied’s business, financial condition and results of operations.

Applied is exposed to various risks related to legal proceedings or claims.

      Applied from time to time is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, product performance, employment and other matters (see Part II below). In addition, Applied on occasion receives notification from customers who believe that Applied owes them indemnification or other obligations related to infringement claims made against the customers by third parties. These legal proceedings and claims, whether with or without merit, are time-consuming and expensive to prosecute or defend and divert management’s attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings or claims. In addition, Applied’s intellectual property rights may not provide significant competitive advantages if they are circumvented, invalidated or rendered obsolete by the rapid pace of technological change. Furthermore, the laws of other countries permit the protection of Applied’s proprietary rights to varying extents, compared to U.S. laws. Applied’s success is dependent in part upon the protection of its intellectual property rights. Infringement of Applied’s rights by a third party could result in uncompensated lost market and revenue opportunities for Applied. If Applied is not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend its position, Applied’s business, financial condition and results of operations could be materially and adversely affected.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Applied purchases forward exchange and currency option contracts to hedge certain existing and anticipated foreign currency denominated transactions expected to occur during the next year. Gains and losses on these contracts are generally recognized in income when the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses were not material for the three or nine months ended July 27, 2003.

      Applied has performed an analysis to assess the potential financial effect of reasonably possible near-term changes in interest and foreign currency exchange rates. Based upon Applied’s analysis, the effect of such rate changes is not expected to be material to Applied’s financial condition, results of operations or cash flows.

Item 4.	Controls and Procedures

      As required by Rule 13a-15(b), Applied management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of Applied’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Applied’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), Applied management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Applied’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

      It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

Axcelis Technologies

      On January 8, 2001, Axcelis Technologies, Inc. (Axcelis), formerly a subsidiary of Eaton Corporation, filed a lawsuit in the United States District Court for the District of Massachusetts, captioned Axcelis Technologies, Inc. v. Applied Materials, Inc. (case no. 01-10029 DPW). The lawsuit alleges that Applied infringes a patent concerning ion implantation owned by Axcelis. The complaint also alleges various Massachusetts state and common law tortious interference and unfair competition claims. Axcelis seeks a preliminary and permanent injunction, damages, costs and attorneys’ fees. On April 12, 2001, Applied answered the complaint by denying all allegations and counterclaimed for declaratory judgment of invalidity and non-infringement, and violations of various unfair and deceptive trade practices laws. Applied seeks damages, a permanent injunction, costs and attorneys’ fees. On July 2, 2003, a jury ruled in favor of Applied, returning a verdict that Applied’s SwiftTM ion implantation system does not infringe Axcelis’ patent. The court has entered judgment in favor of Applied on Axcelis’ patent claim. Axcelis has filed a notice of appeal. The state law claims have not been resolved. Applied believes it has meritorious defenses and counterclaims to the action and intends to pursue them vigorously.

Linear Technology

      On March 2, 2001, Linear Technology Corp. (LTC) filed a third party complaint against Applied in the United States District Court for the Eastern District of Texas, captioned Texas Instruments, Inc. v. Linear Technology Corp. v. Applied Materials, Inc. (case no. 2-01-CV4 (DF)). The complaint against Applied alleged that Applied is obligated to indemnify LTC and defend LTC for certain claims in the underlying patent infringement lawsuit brought by Texas Instruments, Inc. (TI) against LTC. The complaint also alleged claims for breach of contract, breach of warranty, and various unfair business practices. In the complaint, LTC alleged that, before LTC purchased certain equipment from Applied, Applied failed to disclose to LTC that TI previously had won a jury verdict against Hyundai Electronics Industries Co., Ltd. (Hyundai) for patent infringement based on Hyundai’s use of certain semiconductor equipment including some Applied tools. LTC’s Texas lawsuit against Applied sought indemnification and damages from Applied and an order requiring Applied to defend LTC in the underlying lawsuit with TI. On January 15, 2002, the Court granted TI’s motion to sever Applied and the other third party defendants from the action and dismissed LTC’s action against Applied and the other third party defendants without prejudice. On March 12, 2002, LTC filed a complaint against Applied in the Superior Court for the County of Santa Clara, captioned Linear Technology

Corp. v. Applied Materials, Inc., Novellus Systems, Inc. and Tokyo Electron Ltd., (case no. CV806004) alleging claims for breach of contract, fraud and deceit, negligent misrepresentation, suppression of fact, unfair competition, breach of warranty, express contractual indemnity, implied equitable indemnity and declaratory relief. On November 12, 2002, LTC filed an amended complaint in the Santa Clara action asserting essentially the same claims as in the original complaint but adding an additional assertion that LTC and TI have settled their litigation. In the amended complaint, LTC seeks damages, punitive damages, injunctive relief and restitution. LTC also seeks costs and attorneys’ fees including costs and attorneys’ fees for the TI litigation. LTC has also asserted similar claims against certain other semiconductor equipment manufacturers. Applied’s motion to dismiss the amended complaint was granted in part. LTC has filed a Second Amended Complaint and Applied’s motion to dismiss the Second Amended Complaint was also granted, with leave for LTC to file a Third Amended Complaint. Applied believes that it has meritorious defenses and intends to pursue them vigorously.

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

ASMI

      On August 27, 2002, ASM America, Inc. and ASM International, N.V. (collectively ASMI) filed a lawsuit against Applied in the United States District Court for the District of Arizona, captioned ASM America, Inc. and ASM International, N.V. v. Applied Materials, Inc. (case no. Civ’02 1660 PHX SMM). The lawsuit seeks a judicial declaration that ASMI does not infringe six patents belonging to Applied that relate to remote cleaning of CVD chambers and to deposition of silicon nitride. The suit also seeks a judicial declaration that two of those six patents are invalid. On December 16, 2002, Applied responded to the complaint by denying the allegations and counterclaiming for infringement of two of the patents related to remote cleaning of CVD chambers. Applied seeks damages, a preliminary and permanent injunction, costs and attorneys’ fees. Applied also moved to dismiss the complaint with respect to four of the patents and moved for a more definitive statement with respect to two of ASMI’s causes of action. ASMI moved for summary judgment that it has not infringed the same four patents that are the subject of Applied’s motion to dismiss. On July 7, 2003, the Court denied Applied’s motion to dismiss four of the patents and also denied ASMI’s summary judgment motion. No trial date has been set. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

Varian Semiconductor Equipment Associates, Inc.

      On September 13, 2002, Varian Semiconductor Equipment Associates, Inc. filed a demand for arbitration with the American Arbitration Association asserting that Applied has breached a patent license agreement between Varian and Applied dated January 1, 1992. Varian seeks to recover royalties, interest and attorneys’ fees. The arbitration hearing on whether the products are covered by the license agreement has concluded. On May 2, 2003, the arbitration panel issued an interim decision finding that some, but not all, of the products at issue were subject to the agreement. The arbitration panel next will consider whether the asserted claims of the patents under which those products were found to be covered are valid. Applied believes that it has meritorious defenses and intends to pursue them vigorously.

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

1.     Earnings/ (Loss) to Fixed Charges

      The ratio of earnings/ (loss) to fixed charges for the nine months ended July 28, 2002 and July 27, 2003, and for each of the last five fiscal years, was as follows:

										Nine Months Ended
Fiscal Year
										July 28,		July 27,
1998		1999		2000		2001		2002		2002		2003

7.56	x	14.03	x	32.82	x	11.80	x	4.58	x	3.46	x	(2.33)	x

Item 6.	Exhibits and Reports on Form 8-K

      a) Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit
No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      b) Reports on Form 8-K:

1.	A Current Report on Form 8-K was furnished on May 1, 2003. The report contained information announcing Applied Materials, Inc.’s press releases issued on April 30, 2003.

2.	A Current Report on Form 8-K was furnished on May 13, 2003. The report contained information announcing Applied Materials, Inc.’s press release issued on May 13, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ JOSEPH R. BRONSON

Joseph R. Bronson
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ NANCY H. HANDEL

Nancy H. Handel
Group Vice President,
Deputy Chief Financial Officer
and Corporate Controller
(Principal Accounting Officer)

September 9, 2003

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002