Form 10-K
period 2003-10-26
APPLIED MATERIALS INC /DE
filed 2004-01-13
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 26, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-6920

Applied Materials, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-1655526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3050 Bowers Avenue, PO Box 58039 Santa Clara, California (Address of principal executive offices)	95054 (Zip Code)

Registrant’s telephone number, including area code

(408) 727-5555

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
Rights to Purchase Series A Junior Participating Preferred Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 27, 2003, based upon the closing sale price reported by the Nasdaq National Market on that date: $23,089,903,123. Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 26, 2003, based upon the closing sale price reported by the Nasdaq National Market on that date: $37,501,091,957.

     Number of shares outstanding of the issuer’s Common Stock, $.01 par value, as of December 26, 2003: 1,681,469,908

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the definitive Proxy Statement for Applied Materials, Inc.’s Annual Meeting of Stockholders to be held on March 24, 2004 are incorporated by reference into Part III of this Form 10-K.

      This Annual Report on Form 10-K of Applied Materials, Inc. and its subsidiaries (Applied or the Company) contains forward-looking statements. All statements other than statements of historical fact may be forward-looking statements. These include statements regarding Applied’s future financial results, operating results, business strategies, projected costs and capital expenditures, products, competitive positions, and plans and objectives of management for future operations. Forward-looking statements may be identified by use of words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend” and “continue,” or the negative of these terms, and include the assumptions that underlie such statements. Applied’s actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various risks and uncertainties, including those set forth in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Risks and Uncertainties.” All forward-looking statements in this report are based on information available to Applied as of the date hereof and Applied assumes no obligation to update any such statements.

      The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Annual Report. All references to fiscal year apply to Applied’s fiscal year which ends on the last Sunday in October.

PART I

Item 1:	Business

      Organized in 1967, Applied, a Delaware corporation, develops, manufactures, markets and services integrated circuit fabrication equipment for the worldwide semiconductor industry. Customers for these products include semiconductor wafer manufacturers and semiconductor integrated circuit (or chip) manufacturers, who either use the semiconductors they manufacture in their own products or sell them to other companies for use in advanced electronic components.

      Most chips are built on a silicon wafer base and include a variety of circuit components, such as transistors and other devices, that are connected by multiple layers of wiring (interconnects). As the density of the circuit components is increased to enable greater computing power in the same or smaller area, the complexity of building the chip also increases, necessitating the formation of smaller structures and more intricate wiring schemes. To build a chip, the transistors, capacitors and other circuit components are first created on the surface of the wafer by performing a series of processes to deposit and remove selected film layers. Similar processes are then used to build the layers of wiring structures on the wafer. A typical, simplified process sequence for building the wiring portion of copper-based chips involves initially depositing a dielectric film layer onto the base layer of circuit components using a chemical vapor deposition (CVD) system. An etch system is then used to create openings and patterns in the dielectric layer. To form the metal wiring, these openings and patterns are subsequently filled with conducting material using physical vapor deposition (PVD) and/or electrochemical plating (ECP) technologies. A chemical mechanical polishing (CMP) step then polishes the wafer to maintain a flat surface. Additional deposition, etch and CMP steps are then performed to build up the layers of wiring needed to complete the interconnection of the circuit elements to form the chip. Advanced chip designs require about 500 steps involving these and other processes to complete the manufacturing cycle.

      Applied operates in a single industry segment for the manufacture, marketing and servicing of integrated circuit fabrication equipment. Applied currently manufactures systems that perform most of the primary steps in the chip fabrication process, including: atomic layer deposition (ALD), CVD, PVD, ECP, etch, ion implantation, rapid thermal processing (RTP), CMP, metrology and wafer inspection. Applied’s subsidiary, AKT, Inc. (AKT), manufactures CVD systems and array testers for making flat panel displays (FPDs) used in notebook computers, desktop monitors, televisions and other applications. Applied’s subsidiary, Etec Systems, Inc. (Etec), is a manufacturer of systems that generate, etch, measure and inspect circuit patterns on masks used in the photolithography process. Applied also provides products and services to enhance manufacturing yields.

      Most of Applied’s products are single-wafer systems with multiple process chambers attached to a base platform. The simultaneous processing of several wafers enables high manufacturing productivity and precise control of the process. Applied sells most of its single-wafer, multi-chamber systems on four basic mainframes: the Centura®, the Endura®, the Producer® and the VantageTM platforms. These platforms currently support ALD, CVD, PVD, etch and RTP technologies.

      Throughout its history, the semiconductor industry has migrated to increasingly larger wafers to build its chips. The predominant wafer size used for volume production today is 200mm, or eight-inch, wafers, but many fabs are now transitioning to 300mm, or 12-inch, wafers to gain the economic advantages of a larger surface area. Applied offers a comprehensive line of systems for processing both 200mm and 300mm wafers.

      A majority of process steps used in chipmaking are performed to build the interconnect, a complex matrix of microscopic wires that carry electrical signals to connect the transistor and capacitor components of a chip. Customers are transitioning from using aluminum as the main conducting material for the interconnect to copper, which has lower resistance than aluminum and can carry more current in a smaller area. Applied is a leading supplier of systems for manufacturing copper-based chips, ranging from the systems to deposit tantalum nitride barrier and copper materials to CMP products, for smoothing these layers for optimized planarity.

      Complementing the transition to copper to improve chip speed is the use of highly efficient low dielectric constant (low k) films to replace silicon dioxide as the insulator between the copper wiring structures. Applied leads the industry in providing a low k dielectric process that is being used in volume production by a number of semiconductor manufacturers.

      The transistor portion of the chip is another area in which semiconductor manufacturers are advancing their device designs to improve speed. Applied introduced several new products this year for these new applications, particularly in the areas of epitaxy, nitride and tungsten deposition to enable these enhanced designs.

Products

      The following summarizes Applied’s portfolio of products and process technologies.

Deposition

      Deposition is a fundamental step in fabricating a semiconductor. During deposition, a layer of either dielectric (material used as insulation between conductors) or electrically conductive (typically metal materials used to carry current) film is deposited or grown on a wafer. Applied currently provides equipment to perform the four main types of deposition: atomic layer deposition, chemical vapor deposition, physical vapor deposition and electrochemical plating. Applied also offers certain types of dielectric deposition processes using its rapid thermal processing systems.

Atomic Layer Deposition

      ALD is an emerging technology in which single layers of atoms are used to build chip structures. This technology enables customers to deposit a very thin layer of either conducting or insulating material with uniform coverage in very small areas. Applied offers ALD processes for depositing tungsten and tantalum nitride films. The Applied Endura iCuB/STM product is the industry’s first system to integrate ALD and PVD chambers on a single platform for depositing the critical barrier and seed layers in copper interconnects. The Applied Centura iSprint Tungsten system combines an ALD chamber to deposit a tungsten nucleation film with a CVD tungsten bulk fill process on one system. The iSprint is used to form contact structures that connect the transistors to the wiring areas of the chip.

Chemical Vapor Deposition

      CVD is used by customers to deposit dielectric and metal films on a wafer. During the CVD process, gases that contain atoms of the material to be deposited react on the wafer surface, forming a thin film of solid material. Films deposited by CVD may be silicon oxide, single-crystal epitaxial silicon, silicon nitride, dielectric anti-reflective coatings, low k dielectric (highly efficient insulating materials), high k dielectric (electrical charge-storing materials), aluminum, titanium, titanium nitride, polysilicon, tungsten, refractory metals or silicides. Applied offers the following CVD products and technologies:

      The Applied Producer CVD system — This high-throughput platform features Twin-ChamberTM modules that have two single-wafer process chambers per unit. Up to three Twin-Chamber modules can be mounted on each Producer platform, giving it a maximum simultaneous processing capacity of six wafers. Many of Applied’s dielectric CVD processes can be performed on this platform. The Applied Producer Advanced Patterning FilmTM process is an innovative CVD hardmask film that enables customers to fabricate sub-50 nanometer (nm) transistor gates and contact structures using standard lithography. In fiscal 2003, the Company introduced the Applied Producer DARC 193 process, a dielectric anti-reflective coating that provides the precise dimensional control and compatibility needed for fabricating interconnects and transistors using advanced lithography methods.

      The Applied Centura Ultima HDP-CVD® system — High-density plasma CVD (HDP-CVD) is used to fill very small, deep spaces with dielectric film. One of the processes offered on the system is fluorinated silicate glass (FSG), a film with higher insulating value than traditionally-used silicon dioxide material that enables faster chip performance. The Applied Centura Ultima HDP-CVD product is used by a number of major semiconductor manufacturers for gap-fill applications, including the deposition of FSG in their advanced interconnect structures and deposition of silicon oxides in substrate isolation structures.

      Low k Dielectric Films — Many semiconductor manufacturers are now incorporating new low k dielectric materials in their new copper-based chip designs to improve interconnect speed. The Applied Producer Black DiamondTM CVD low k process is being used by customers in volume production to produce some of the industry’s most advanced devices. Using conventional CVD equipment, the Black Diamond process has provided customers with a cost-effective way to transition to this new and challenging material. A complementary low k dielectric film, called the Applied Producer BLOkTM (Barrier Low k) enables the complete, multi-layer dielectric structure to benefit from low k technology.

      Epitaxial Deposition — Epitaxial silicon (epitaxy or epi) is a layer of pure silicon grown in a uniform crystalline structure on the wafer to form a high quality base for the device circuitry. Epi technology is used in an increasing number of semiconductor devices in both the wafer substrate and transistor areas of a chip to enhance speed. The Applied Centura Epi system integrates pre- and post-epi processes on the same system to improve film quality and reduce production costs. Launched in fiscal 2003, the Applied Centura RP Epi system offers selective epi processes for transistor-level applications. In addition to silicon applications, the Company offers the Applied Centura Epi system for silicon-germanium epi process technology, which can reduce power usage and increase speed in certain types of advanced chips.

      Polysilicon Deposition — Polysilicon is a type of silicon used to form portions of the transistor structure within the semiconductor device. The Applied Centura PolygenTM LPCVD (low pressure chemical vapor deposition) system is a single-wafer, multi-chamber product that deposits thin polysilicon films at high temperatures with high productivity and process control. A variant of the system, the Applied Centura Polycide LPCVD product, combines chambers for polysilicon and tungsten silicide deposition on the Centura platform in an integrated process to create transistor gate structures in memory chips. To address the challenging requirements of 130nm and below devices, the Applied Centura DPN (decoupled plasma nitridation) system integrates chambers for DPN and RTP anneal on one platform to enable superior film quality, material properties and process control.

      Silicon Nitride Deposition — The Applied Centura SiNgenTM LPCVD system is a single-wafer, high-temperature system that deposits silicon nitride films in transistor-area applications. This system minimizes the amount of time the wafer is exposed to high temperatures and reduces particles while improving operating cost and productivity in critical transistor nitride layers for 130nm and below devices. The system also features the DPN chamber which uses a plasma process to incorporate a high concentration of nitrogen into the gate oxide to prevent leakage in devices with 90nm and below designs.

      Tungsten Deposition — Tungsten material is used in the “contact” area of a chip that connects the transistors to the wiring circuitry. In aluminum-based devices, tungsten is also used in the structures that connect the multiple layers of aluminum wiring. The Company has two products for depositing tungsten: the Applied Centura SprintTM Tungsten CVD system for 130nm and 90nm devices and the advanced Applied Centura iSprint ALD/CVD system. The latter product combines ALD technology and CVD chambers on the same platform for 65nm and below applications.

Physical Vapor Deposition

      PVD, also called sputtering, is a physical process in which atoms of a gas, such as argon, are accelerated at a metal target. The metal atoms chip off, or sputter away, and are then deposited on the wafer. The Applied Endura PVD system offers a broad range of advanced deposition processes, including aluminum, aluminum alloys, cobalt, titanium/ titanium nitride, tantalum/ tantalum nitride, tungsten/ tungsten nitride, nickel vanadium and copper (Cu). The Applied Endura CuB/S (copper barrier/seed) PVD system, launched in fiscal 1998, is widely used by customers for fabricating copper-based chips. Using PVD technology, the system deposits the critical layers that prevent copper material from entering other areas of the device and primes the structure for the subsequent deposition of bulk copper material by electrochemical plating.

      The Endura’s highly flexible, multi-chamber architecture allows the integration of multiple PVD processes or combinations of metal CVD and PVD technologies on the same system. In addition to the integrated Applied Endura iCuB/S ALD/PVD system (discussed in the Atomic Layer Deposition section), the Applied Endura iLB PVD/CVD system combines a PVD chamber for depositing titanium with a CVD chamber for titanium nitride deposition to form the critical lining layers of interconnect structures. These structures are subsequently filled with tungsten, aluminum, copper or other materials.

Electrochemical Plating

      Electrochemical plating is a process by which metal atoms from a chemical fluid (an electrolyte) are deposited on the surface of an immersed object. Its main application in the semiconductor industry is to deposit copper in interconnect wiring structures. This process step follows the deposition of barrier and seed layers which prevent the copper from contaminating other areas of the device and improve the adhesion of the copper film.

      The Applied SlimCell ECP (electrochemical plating) system introduced in fiscal 2003, offers a new small-volume cell design that allows independent bath chemistry for multi-step processing. The system enables a reduction in defect levels compared to conventional large bath systems while reducing chemical consumption.

Etch

      Etching is used many times throughout the semiconductor manufacturing process to selectively remove material from the surface of a wafer. Before etching begins, the wafer is coated with a light-sensitive film, called photoresist. A photolithography process then projects the circuit pattern onto the wafer. Etching removes material only from areas dictated by the photoresist pattern. Applied offers a full range of systems for etching dielectric, metal and silicon films to meet the requirements of sub-100nm processing.

      For dielectric applications, the Applied Centura eMaxTM system etches a broad range of films in the contact and interconnect regions of the chip. The recently introduced high-throughput Applied Producer Etch system targets cost-driven etch applications with 90nm and below design geometries. To address advanced low k etch applications, the Company introduced its Applied Centura EnablerTM Etch system in fiscal 2003 that performs etch, strip and clean steps in a single chamber. The Enabler’s all-in-one capability streamlines the process flow for 65nm and below chip designs and significantly reduces operating costs.

      The Applied Centura DPS Etch systems are used to etch conducting films, such as metal and silicon materials, and offer customers the technology, productivity and reliability required for 100nm and below processing. The Applied Centura TransformaTM Etch patterning system combines silicon etch technology with integrated metrology capability to enable customers to improve process control, device yield and overall fab cycle time for building advanced transistor gate structures.

Ion Implantation

      During ion implantation, silicon wafers are bombarded by a beam of ions, called dopants, that penetrate (or implant) the film surface to a desired depth. The implantation step is used during transistor fabrication to change the properties of a material and achieve a particular electrical performance.

      Low-energy, high current implant technology is key to enabling the fabrication of smaller structures, which contributes to faster transistor performance. The Applied QuantumTM II system provides customers with the capability to create thin, advanced transistor structures for sub-100nm applications.

Rapid Thermal Processing

      RTP subjects a wafer to rapid bursts of intense heat that can take the wafer from room temperature to more than 1,000 degrees Celsius in less than 10 seconds. RTP is used mainly for modifying the properties of deposited films. The Applied Centura XE+ and Radiance® RTP systems offer advances in temperature and ramp rate control as well as other features aimed at providing leading-edge capability for sub-130nm generations. These single-wafer systems are also used for growing high quality oxide and oxynitride films, deposition steps that traditional batch furnaces can no longer achieve with the necessary precision and control. The Company also offers the Applied Vantage Radiance RTP system, a streamlined platform designed for high-volume 300mm manufacturing.

Chemical Mechanical Polishing

      CMP removes material from a wafer to create a flat (planarized) surface. This allows subsequent photolithography patterning steps to take place with greater accuracy and enables film layers to build up with minimal height variations. Applied entered the CMP market in 1995 with its Mirra® system and has since added several important features to this product, including integrated cleaning, film measurement and process control capabilities. In fiscal 2003, Applied introduced a new system on its 300mm Applied Reflexion® CMP platform, the Applied Reflexion LK system, for polishing the delicate copper/low k interconnects using low downforce, high-throughput technology. The Reflexion LK is the only CMP system in the industry to integrate single-wafer full immersion vapor drying capability for eliminating defects and improving device yields during the cleaning process.

Metrology and Wafer Inspection

      Applied offers several types of products that are used to inspect the wafer during various stages of the fabrication process in the following categories:

Critical Dimension and Defect Review Scanning Electron Microscopes (CD-SEMs and DR-SEMs)

      Scanning electron microscopes (SEMs) use an electron beam to form images of microscopic features of a semiconductor wafer at extremely high magnification. Applied provides customers with full automation, along with the high accuracy and sensitivity needed for measuring advanced-generation feature sizes. The Applied NanoSEMTM 3D Metrology system extends CD-SEM technology beyond the measurement of critical dimensions to enable the three-dimensional imaging of chip structures to more precisely control the lithography and etching processes.

      DR-SEMs review defects on the wafer (such as, particles, scratches or residues) that are first located by a defect detection system and then classify the defects to identify their source. The high-throughput, fully automatic Applied SEMVisionTM G2 Defect Analysis system enables customers to use this technology as an integral part of their production lines to analyze defects as small as 50nm with high productivity.

      In fiscal 2003, Applied acquired Boxer Cross, Inc. and added the Applied BX-10 Implant/ Anneal Metrology system to its product line. The BX-10 system measures critical process parameters that directly affect transistor performance and provides users with monitoring capability for multiple future device generations.

Wafer Inspection

      Using laser-based technology, defects can be detected on patterned wafers (wafers with circuit images printed on them) as they move between processing steps. Defects may include particles, open circuit lines, shorts between lines or other problems. The Applied ComPlus-EV Inspection system, introduced in fiscal 2003, detects defects in devices with design rules of 90nm and below. Incorporating key advances in imaging technology, the system captures up to 50 percent more defects than the previous system with the high speed required for customers’ volume production lines.

Flat Panel Displays

      The most advanced flat panel displays (FPDs) are manufactured using technologies similar to those for making semiconductors. One difference is the vastly larger area of the substrate (panel). Compared to today’s largest wafers (300mm diameter), the panels can be up to 35 times larger in area. New generation FPD fabs are being built primarily for manufacturing large-area flat panel liquid crystal display (LCD) television screens, which is experiencing strong demand and is projected to continue growing at significant rates as consumers move to larger home entertainment systems.

      Applied supplies plasma-enhanced CVD (PECVD) systems and electron beam array testers to FPD manufacturers. Applied offers a range of systems that can process different substrate sizes to meet the industry’s requirements for ever larger substrates. In response to the growing market for larger LCD screens, Applied introduced its latest PECVD system in fiscal 2003, the sixth-generation AKT-25K PECVD, which addresses FPD fab requirements for substrates larger than one square meter.

Mask Making

      Masks are used by photolithography systems to transfer microscopic circuit designs onto wafers. Since any imperfection will be replicated on the wafer, the mask must be defect-free with precise imaging. Applied provides systems for the writing, etching, measurement and inspection of masks.

Customer Service and Support

      Applied Global Services plays a critical role in the Company’s ability to continuously satisfy its customers’ production requirements. Approximately 3,000 trained customer engineers and process support engineers are deployed in more than a dozen countries. These engineers are usually located at or near the customers’ fab sites and service over 16,000 installed Applied systems.

      Applied’s line of service products offers an innovative approach to maintaining and servicing Applied equipment in customers’ fabs. With the Applied Total Parts Management® (TPM) program, the Company provides an inventory management service for the spare parts used in Applied’s systems at a customer’s fab. A second product, called the Applied Total Support Package® (TSP), is a comprehensive equipment service solution that includes parts management along with system cost and performance improvement targets for Applied’s equipment at the customer’s location. The Applied SparesSolutionsTM program is an on-line customer support service that streamlines the procurement of spare parts. The Applied Total Kit ManagementTM program provides customers with a convenient, cost-effective way to manage their systems’ process kit service requirements. Applied also refurbishes and sells previously used Applied equipment.

Backlog

      Applied’s backlog decreased from $3.2 billion at October 27, 2002 to $2.5 billion at October 26, 2003. Applied manufactures its systems based on order backlog and customer commitments. Backlog includes only orders for which written authorizations have been accepted, shipment dates within 12 months have been assigned and revenue has not been recognized. In addition, backlog includes service revenue and maintenance fees to be earned within the next 12 months. However, customers may delay delivery of products or cancel orders suddenly prior to shipment, subject to possible cancellation penalties. Backlog adjustments for fiscal 2003 totaled $553 million, which consisted of cancellations, currency and other adjustments. Due to possible customer changes in delivery schedules and cancellations of orders, Applied’s backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. Delays in delivery schedules and/or a reduction of backlog during any particular period could have a material adverse effect on Applied’s business and results of operations.

Manufacturing, Raw Materials and Supplies

      Applied’s manufacturing activities consist primarily of assembling various commercial and proprietary components into finished systems in Austin, Texas. Applied also has manufacturing operations in Santa Clara, California; Hillsboro, Oregon; Horsham, England; and Rehovot, Israel. Production requires some raw materials, including a wide variety of mechanical and electrical components, to be manufactured to Applied’s specifications. Applied uses numerous vendors to supply parts, components and subassemblies (parts) for the manufacture and support of its products. Although Applied makes reasonable efforts to assure that parts are available from multiple qualified suppliers, this is not always possible; accordingly, some key parts may be obtained only from a single supplier or a limited group of suppliers. Applied has sought, and will continue to seek, to minimize the risk of production and service interruptions and/or shortages of key parts by: 1) selecting and qualifying alternative suppliers for key parts; 2) monitoring the financial condition of key suppliers; 3) maintaining appropriate inventories of key parts; and 4) qualifying parts on a timely basis.

Research, Development and Engineering

      Applied’s long-term growth strategy requires continued development of new manufacturing products. Applied’s significant investment in research, development and engineering (RD&E) has generally enabled it to deliver new products and technologies before the emergence of strong demand, thus allowing customers to incorporate these products into their manufacturing plans at an early stage in the technology selection cycle. Applied works closely with its global customers to design systems and processes that meet their planned technical and production requirements. Product development and engineering organizations are primarily located in the United States, as well as in the United Kingdom and Israel, with process support and customer demonstration laboratories in the United States, the United Kingdom and Israel.

      Applied invested $1.2 billion (16 percent of net sales) for fiscal 2001, $1.1 billion (21 percent of net sales) for fiscal 2002 and $921 million (21 percent of net sales) for fiscal 2003, in RD&E for product development and engineering programs to create new product lines and improve existing technologies. Applied has spent an average of 16 percent of net sales on RD&E over the last five years. In addition to RD&E for specific product technologies, Applied maintains ongoing programs in software, automation control systems, materials research and environmental control that have applications to its products. In fiscal 2003, Applied focused on developing systems for customers’ new chip designs, including systems to enable faster and denser transistor and interconnect structures with 65nm and below linewidths.

Marketing and Sales

      Because of the highly technical nature of its products, Applied markets and sells its products worldwide through a direct sales force. For fiscal 2003, net sales to customers in each region as a percentage of Applied’s total net sales were: North America (primarily the United States) 26 percent, Japan 18 percent, Europe

16 percent, Korea 15 percent, Taiwan 13 percent and Asia-Pacific (including China) 12 percent. Applied’s business is usually not seasonal in nature, but it is cyclical based on the capital equipment investment patterns of major semiconductor manufacturers. These expenditure patterns are based on many factors, including anticipated market demand for integrated circuits, the development of new technologies and global and regional economic conditions.

      During fiscal 2003, more than 70 percent of Applied’s net sales were to regions outside the United States of America. Managing Applied’s global operations presents challenges and involves uncertainties that may affect Applied’s business, financial condition and results of operations. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Risks and Uncertainties — Applied is Exposed to the Risks of Operating a Global Business.”

      Information on net sales to unaffiliated customers and long-lived assets attributable to Applied’s geographic regions is included in Note 10 of Notes to Consolidated Financial Statements. Net sales to Intel Corporation represented 12 percent of Applied’s fiscal 2001 net sales, and 10 percent of Applied’s fiscal 2002 net sales. During fiscal 2003, two customers individually accounted for greater than 10 percent of net sales: net sales to Intel Corporation represented 13 percent of Applied’s net sales, and net sales to Samsung America, Inc. represented 12 percent of Applied’s net sales.

Competition

      The global semiconductor equipment industry is highly competitive and is characterized by increasingly rapid technological advancements and demanding worldwide service requirements. Applied’s ability to compete depends on its ability to commercialize its technology and continually improve its products, processes and services, as well as its ability to develop new products that meet constantly evolving customer requirements. Significant competitive factors for succeeding in the semiconductor manufacturing equipment market include the equipment’s technical capability, productivity and cost-effectiveness, and level of technical service and support provided by the vendor. The importance of each of these factors varies depending on the specific customer’s needs and criteria, including considerations such as the customer’s process application, product requirements, timing of the purchase and particular circumstances of the purchasing decision. The pace of technological change is rapid, with customers continually moving to smaller critical dimensions and larger wafer sizes and adopting new materials for fabricating the chip. Existing technology can be adapted to the new requirements; however, these requirements sometimes create the need for an entirely different technical approach. The rapid pace of technological change continually creates opportunities for existing competitors and startups, and can quickly diminish the value of existing technologies.

      Substantial competition exists for each of Applied’s products. Competitors range from small companies that compete with a single product and/or in a single region to global companies with multiple lines of semiconductor processing products. Competitors in a given technology tend to have different degrees of market presence in the various regional markets. Management believes that Applied is a strong competitor and that its competitive position is based on the ability of its products and services to continue to address customer requirements. Success for Applied will require a continued high level of investment in RD&E and in sales, marketing and customer support activities.

Patents and Licenses

      Management believes that Applied’s competitive position is significantly dependent upon skills in engineering, manufacturing and marketing, and not just on its patent position. However, protection of Applied’s technological assets by obtaining and enforcing patents is important. Therefore, Applied has a practice to file patent applications in the U.S. and other countries for inventions that Applied considers significant. Applied has a number of patents in the U.S. and other countries, and additional applications are pending for new developments in its equipment and processes. Applied does not consider its business materially dependent upon any one patent, although taken as a whole, the rights of Applied and the products made and sold under its patents are a significant element of Applied’s business. In addition to patents, Applied also possesses other proprietary intellectual property, including trademarks, knowhow, trade secrets and copyrights.

      Applied enters into patent and technology licensing agreements with other companies when management determines that it is in its best interest to do so. Applied pays royalties under existing patent license agreements for the use, in several of its products, of certain patented technologies that are licensed to Applied for the life of the patents. Applied also receives royalties from licenses granted to third parties. Royalties received from and paid to third parties have not been and are not expected to be material.

      In the normal course of business, Applied periodically receives and makes inquiries regarding possible patent infringement. In dealing with such inquiries, it may become necessary or useful for Applied to obtain or grant licenses or other rights. However, there can be no assurance that such licenses or rights will be available to Applied on commercially reasonable terms. If Applied is not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms and/or successfully prosecute or defend its position, Applied’s business, financial condition and results of operations could be materially and adversely affected.

Environmental Matters

      Two of Applied’s locations have been designated as environmental cleanup sites. In 1987, the United States Environmental Protection Agency designated one of the locations, in Santa Clara, California, as a Superfund site and named Applied as a “Responsible Party.” Cleanup activities at this site began in 1984 and were substantially completed in February 2002. The California Regional Water Quality Control Board has designated Applied as a “Discharger” with respect to the other site in Sunnyvale, California. Applied was named a Discharger at the Sunnyvale site in 1997 as it currently owns the site in question; however, prior owners and operators are responsible for performing cleanup and monitoring activities. Applied maintains a number of environmental, health and safety programs that are primarily preventive in nature. Neither compliance with federal, state and local provisions regulating discharge of materials into the environment, nor remedial agreements or other actions relating to the environment, has had, or is expected to have, a material effect on Applied’s capital expenditures, competitive position, financial condition or results of operations. The most recent report on Applied’s environmental, health and safety activities can be found on the Company’s web site at http://www.appliedmaterials.com/about/ environment.html. This report will be updated in the future. This website address is intended to be an inactive textual reference only; none of the information contained on Applied’s website is part of this report or is incorporated by reference herein.

Employees

      None of Applied’s employees are represented by a trade union, and management considers its relations with employees to be good. In the high-technology industry, competition for highly-skilled employees is intense. Applied believes that its future success is highly dependent upon its continued ability to attract and retain qualified employees. There can be no assurance that Applied will be able to attract, hire, assimilate and retain a sufficient number of qualified people. At October 26, 2003, Applied employed 12,050 regular employees.

Available Information

      Applied’s website is http://www.appliedmaterials.com. Applied makes available free of charge, on or through its website, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (SEC). This website address is intended to be an inactive textual reference only; none of the information contained on Applied’s website is part of this report or is incorporated by reference herein.

Item 2:	Properties

      Information concerning Applied’s principal properties at October 26, 2003 is set forth below:

			Square
Location	Type	Principal Use	Footage(3)		Ownership

Santa Clara, CA	Office, Plant & Warehouse	Headquarters, Marketing,	1,465,000		Owned
		Manufacturing, Distribution,	2,185,000	(1)	Leased
		Research and Engineering
Austin, TX	Office, Plant & Warehouse	Manufacturing	1,696,000		Owned
			532,000		Leased
Rehovot, Israel	Office, Plant & Warehouse	Manufacturing, Research	434,000		Owned
		and Engineering
Hayward, CA	Office, Plant & Warehouse	Research and Engineering	342,000		Leased
Narita, Japan	Office & Warehouse	Customer Support	227,000	(2)	Owned
Hsinchu, Taiwan	Office & Warehouse	Customer Support	81,000		Owned
			133,000		Leased
Singapore	Office	Customer Support	200,000		Owned

			Square
Location	Type	Principal Use	Footage(3)	Ownership

Hillsboro, OR	Office, Plant & Warehouse	Manufacturing, Research	177,000	Owned
		and Engineering
Tainan, Taiwan	Office & Warehouse	Customer Support	148,000	Owned
Horsham, England	Office, Plant & Warehouse	Manufacturing, Research	125,000	Leased
		and Engineering
Chunan, Korea	Office & Warehouse	Customer Support	112,000	Owned
Pudong, China	Office & Warehouse	Customer Support	102,000	Leased

(1)	Includes approximately 220,000 square feet that were being subleased.

(2)	Subject to loans of $19 million, collateralized by property and equipment with a net book value of $46 million at October 26, 2003.

(3)	Approximately 1.4 million square feet were available for sublease.

      In addition to the above properties, Applied leases office space for sales and customer support offices in 86 locations throughout the world: 26 in North America (principally the United States), four in Taiwan, 21 in Japan, 20 in Europe, seven in Korea and eight in Asia-Pacific (including China).

      In addition, Applied owns: 1) 96 acres of buildable land in Texas that can accommodate approximately 1,464,000 square feet of additional building space; 2) 26 acres in Oregon that can accommodate approximately 396,000 square feet of additional building space; 3) 43 acres in California that can accommodate approximately 1,247,000 square feet of additional building space; and 4) nine acres in Japan that can accommodate approximately 766,000 square feet of additional building space. Applied also leases: 1) 13 acres in Taiwan that can accommodate approximately 271,000 square feet of additional building space; and 2) 10 acres in Israel that can accommodate approximately 111,000 square feet of additional building space. This additional building space is anticipated to satisfy Applied’s future needs.

      Applied is productively utilizing substantially all of the owned facilities, and considers the above facilities suitable and adequate to meet its requirements.

Item 3:	Legal Proceedings

Novellus

      On June 13, 1997, after Varian Associates, Inc. (Varian) failed to respond to requests by Applied to discuss certain patent issues, Applied filed a lawsuit against Varian captioned Applied Materials, Inc. v. Varian Associates, Inc. (case no. C-97-20523-RMW) in the United States District Court for the Northern District of California, alleging infringement of several of Applied’s patents concerning PVD technology. On July 7, 1997, Applied amended that action to allege infringement of those same Applied PVD patents against Novellus Systems, Inc. (Novellus) and to add Novellus as a defendant, as a result of Novellus’ acquisition of Varian’s thin film systems PVD business. On June 23, 1997, Novellus filed a separate lawsuit against Applied captioned Novellus Systems, Inc. v. Applied Materials, Inc. (case no. C-97-20551-EAI) in the United States District Court for the Northern District of California, alleging infringement by Applied of several PVD technology patents that were formerly owned by Varian. Novellus seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys’ fees. In September 2000, Applied and Varian settled their disputes and Applied released all claims with respect to the Inova system as it was made and sold as of May 7, 1997. On October 3, 2000, Applied’s claims against Varian and Varian’s claims and counterclaims against Applied were dismissed with prejudice. The litigation with Novellus continues. Discovery has closed in the actions. The court has rescheduled the previously set trial date from January 20, 2004 to May 24, 2004. Applied believes the May trial will involve only infringement and validity issues regarding Novellus’ patent claims against Applied and Applied’s declaratory judgment claims against Novellus’ patents. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

Axcelis Technologies

      On January 8, 2001, Axcelis Technologies, Inc. (Axcelis), formerly a subsidiary of Eaton Corporation, filed a lawsuit against Applied in the United States District Court for the District of Massachusetts, captioned Axcelis Technologies, Inc. v. Applied Materials, Inc. (case no. 01-10029 DPW). The lawsuit alleges that

Applied infringes a patent concerning ion implantation owned by Axcelis. The complaint also alleges various Massachusetts state and common law tortious interference and unfair competition claims. Axcelis seeks a preliminary and permanent injunction, damages, costs and attorneys’ fees. On April 12, 2001, Applied answered the complaint by denying all allegations and counterclaimed for declaratory judgment of invalidity and non-infringement, and violations of various unfair and deceptive trade practices laws. Applied seeks damages, a permanent injunction, costs and attorneys’ fees. On July 2, 2003, a jury ruled in favor of Applied, returning a verdict that Applied’s SwiftTM ion implantation system does not infringe Axcelis’ patent. The court has entered judgment in favor of Applied on Axcelis’ patent claim. Axcelis has filed a notice of appeal and the appeal is proceeding. The state law claims have not yet been resolved. Applied believes it has meritorious defenses and counterclaims to the action and intends to pursue them vigorously.

Linear Technology

      On March 2, 2001, Linear Technology Corp. (LTC) filed a third party complaint against Applied in the United States District Court for the Eastern District of Texas, captioned Texas Instruments, Inc. v. Linear Technology Corp. v. Applied Materials, Inc. (case no. 2-01-CV4 (DF)). The complaint against Applied alleged that Applied is obligated to indemnify LTC and defend LTC for certain claims in the underlying patent infringement lawsuit brought by Texas Instruments, Inc. (TI) against LTC. The complaint also alleged claims for breach of contract, breach of warranty, and various unfair business practices. In the complaint, LTC alleged that, before LTC purchased certain equipment from Applied, Applied failed to disclose to LTC that TI previously had won a jury verdict against Hyundai Electronics Industries Co., Ltd. (Hyundai) for patent infringement based on Hyundai’s use of certain semiconductor equipment including some Applied tools. LTC’s Texas lawsuit against Applied sought indemnification and damages from Applied and an order requiring Applied to defend LTC in the underlying lawsuit with TI. On January 15, 2002, the court granted TI’s motion to sever Applied and the other third party defendants from the action and dismissed LTC’s action against Applied and the other third party defendants without prejudice. On March 12, 2002, LTC filed a complaint against Applied in the Superior Court for the County of Santa Clara, captioned Linear Technology Corp. v. Applied Materials, Inc., Novellus Systems, Inc. and Tokyo Electron Ltd., (case no. CV806004) alleging claims for breach of contract, fraud and deceit, negligent misrepresentation, suppression of fact, unfair competition, breach of warranty, express contractual indemnity, implied equitable indemnity and declaratory relief. On November 12, 2002, LTC filed an amended complaint in the Santa Clara action asserting essentially the same claims as in the original complaint but adding an additional assertion that LTC and TI have settled their litigation. In the amended complaint, LTC seeks compensatory damages, punitive damages, injunctive relief and restitution. LTC also seeks costs and attorneys’ fees including costs and attorneys’ fees for the TI litigation. Applied’s motion to dismiss the amended complaint was granted in part. LTC filed a Second Amended Complaint and Applied’s motion to dismiss the Second Amended Complaint was also granted. LTC has filed a Third Amended Complaint alleging claims for fraud and deceit by suppression of material fact and violation of Cal. Bus. and Prof. Code 17200. Applied has filed a motion to dismiss that complaint. Applied believes that it has meritorious defenses and intends to pursue them vigorously.

Semitool

      On June 11, 2001, Semitool, Inc. (Semitool) filed a lawsuit against Applied in the United States District Court for the Northern District of California, captioned Semitool, Inc. v. Applied Materials, Inc. (case no. CV-01-2277 CRB). The lawsuit alleged that Applied infringed a patent concerning seed repair and electroplating owned by Semitool. Semitool sought a preliminary and permanent injunction, damages, costs and attorneys’ fees. On July 12, 2001, before Applied had answered the complaint, Semitool voluntarily dismissed its action against Applied in the Northern District of California. On the same day, Semitool filed a substantially identical action against Applied in the United States District Court for the District of Oregon captioned Semitool, Inc. v. Applied Materials, Inc. (case no. CV’01-1066 AS). On July 13, 2001, Applied filed a declaratory judgment action against Semitool in the Northern District of California captioned Applied Materials, Inc. v. Semitool, Inc. (case no. CV-01-2673 BZ). In that action, Applied sought a declaration that Applied had not infringed the Semitool patent and that Semitool’s patent is invalid and unenforceable. Applied also sought costs and attorneys’ fees. The California Court has transferred Applied’s action against Semitool to the District of Oregon. The actions are proceeding together in Oregon. Semitool has also asserted similar claims against certain other semiconductor equipment manufacturers. The Oregon Court has issued an order interpreting the patent claims and has scheduled a trial date of February 3, 2004. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

David Scharf

      On July 31, 2001, David Scharf, an individual, filed a lawsuit against Applied in the United States District Court for the Central District of California, captioned David Scharf v. Applied Materials, Inc. (case no. 01-06580 AHM). The lawsuit alleges that Applied has infringed, has induced others to infringe and has contributed to others’ infringement of a patent concerning color synthesizing scanning electron microscope technology. Mr. Scharf seeks a preliminary and permanent injunction, damages and costs. Applied has answered the complaint and counterclaimed for declaratory judgment of non-infringement and invalidity. On May 10, 2002, Mr. Scharf filed a request for re-examination of his patent with the Patent and Trademark Office. On June 26, 2002, the case was removed from the Court’s active docket after the parties stipulated to stay the case pending the results of that re-examination. On July 11, 2002, Applied filed its own request for re-examination of Mr. Scharf’s patent with the Patent and Trademark Office. Applied’s request for re-examination was granted on September 19, 2002. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

ASMI

      On August 27, 2002, ASM America, Inc. and ASM International, N.V. (collectively ASMI) filed a lawsuit against Applied in the United States District Court for the District of Arizona, captioned ASM America, Inc. and ASM International, N.V. v. Applied Materials, Inc. (case no. Civ’02 1660 PHX SMM). The lawsuit sought a judicial declaration that ASMI does not infringe six patents belonging to Applied that relate to remote cleaning of CVD chambers and to deposition of silicon nitride. The suit also sought a judicial declaration that two of the six patents are invalid. Applied moved for a more definitive statement with respect to two of ASMI’s causes of action. On September 29, 2003, the court granted Applied’s motion for a more definitive statement. ASMI filed an amended complaint on October 31, 2003. The amended lawsuit seeks a judicial declaration that ASMI does not infringe the six patents and that the six patents are invalid. On December 15, 2003, Applied answered the amended complaint by denying the allegations and counterclaiming for infringement of the six patents. Applied seeks damages, a preliminary and permanent injunction, costs and attorney’s fees. No trial date has been set. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

      On October 3, 2003, ASMI filed a lawsuit against Applied in the United States District Court for the Eastern District of Texas, captioned ASM America, Inc. and ASM International, N.V. v. Applied Materials, Inc. (case no. 2 03CV 348 TJW). The lawsuit alleges infringement of six ASMI patents and seeks damages for past infringement, enhanced damages, attorneys’ fees, and injunctive relief. Applied responded to the complaint by denying the allegations and counterclaiming for a declaratory judgment of invalidity, unenforceability and non-infringement of the patents. Applied also has asserted that ASMI is infringing seven Applied patents, including the six patents at issue in the Arizona action plus an additional patent. Applied seeks injunctive relief, compensatory and enhanced damages, costs and attorneys’ fees. Applied has filed a motion to transfer the case from the Eastern District of Texas to the District of Arizona. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

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

Robert Bosch GmbH

      On October 10, 2002, Robert Bosch GmbH (Bosch), a German company, filed a lawsuit against Applied in the United States District Court for the District of Delaware, captioned Robert Bosch GmbH v. Applied Materials, Inc. (civil action no. 02-1523). The lawsuit alleged that Applied infringed two patents owned by Bosch related to anisotropic etching. Bosch sought a preliminary and permanent injunction, damages, costs and attorneys’ fees. Applied answered the complaint and counterclaimed for declaratory judgment of non-

infringement and invalidity. The parties have settled the litigation and on November 4, 2003, all claims and counterclaims were dismissed with prejudice.

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

Item 4:	Submission of Matters to a Vote of Security Holders

      None.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table and notes set forth information about Applied’s four executive officers:

Name of Individual	Capacities in which Served

James C. Morgan(1)	Chairman of the Board of Directors
Michael R. Splinter(2)	President, Chief Executive Officer and Director
Joseph R. Bronson(3)	Executive Vice President and Chief Financial Officer
Franz Janker(4)	Senior Vice President, Sales and Marketing

(1)	Mr. Morgan, age 65, has been Chairman of the Board of Directors since 1987. Mr. Morgan served as Chief Executive Officer from 1977 to April 2003. Mr. Morgan also served as President from 1976 to 1987.

(2)	Mr. Splinter, age 53, was appointed President and Chief Executive Officer and a member of the Board of Directors of Applied Materials on April 30, 2003. Prior to joining Applied Materials, Mr. Splinter worked for nearly 20 years at Intel Corporation. Most recently he was Executive Vice President and Director of the Sales and Marketing Group at Intel Corporation, responsible for sales and operations worldwide. Mr. Splinter previously held various executive positions at Intel Corporation, including Executive Vice President and General Manager of the Technology and Manufacturing Group.

(3)	Mr. Bronson, age 55, was appointed Executive Vice President in December 2000 and has been Chief Financial Officer since January 1998. Mr. Bronson also served in the Office of the President from January 1998 to October 2002, as Senior Vice President and Chief Administrative Officer from 1998 to 2000 and Group Vice President from 1994 to 1998. Prior to that, Mr. Bronson had been Vice President since November 1990. Mr. Bronson joined Applied in 1984.

(4)	Mr. Janker, age 54, has been Senior Vice President of Sales and Marketing since May 2003. Prior to that, he was appointed to Senior Vice President of Global Operations and Corporate Marketing in December of 2002. From December 1998 to 2002, he was Group Vice President of Corporate Marketing and Business Management. From 1982 to 1998, Mr. Janker served in a variety of sales and marketing management positions in the United States and in Europe.

PART II

Item 5:	Market for Registrant’s Common Equity and Related Stockholder Matters

      The following table sets forth the high and low closing sale prices as reported on the Nasdaq National Market, as adjusted to reflect a two-for-one stock split in the form of a 100 percent stock dividend, effective April 16, 2002.

	2002		2003

Fiscal year	High	Low	High	Low

First quarter	$23.34	$16.63	$17.49	$13.03
Second quarter	$27.76	$20.66	$15.81	$11.60
Third quarter	$27.31	$14.23	$19.30	$13.66
Fourth quarter	$16.17	$10.35	$22.22	$17.88

      Applied’s common stock is traded on the Nasdaq National Stock Market under the symbol AMAT. As of December 26, 2003, there were approximately 6,995 directly registered holders of stock.

      To date, Applied has not declared or paid cash dividends to its stockholders. Applied has no plans to declare and pay cash dividends.

Item 6:	Selected Financial Data

Fiscal year ended(1)	1999(2)	2000(2)	2001	2002	2003

	(Dollars in thousands, except per share amounts)
Net sales	$5,096,302	$9,564,412	$7,343,248	$5,062,312	$4,477,291
Gross margin	$2,419,219	$4,855,728	$3,252,033	$2,056,661	$1,604,455
(% of net sales)	47.5	50.8	44.3	40.6	35.8
Research, development and engineering	$740,114	$1,107,922	$1,198,799	$1,052,269	$920,618
(% of net sales)	14.5	11.6	16.3	20.8	20.6
Marketing, selling, general and administrative	$695,296	$960,753	$901,924	$708,955	$625,865
(% of net sales)	13.6	10.0	12.3	14.0	14.0
Income/(loss) from continuing operations before income taxes, equity in net income/(loss) of joint venture and cumulative effect of change in accounting principle	$1,023,344	$2,947,844	$1,103,802	$340,511	$(211,556)
Effective tax rate (%)	32.3	30.0	29.8	21.0	29.5
Income/(loss) from continuing operations before cumulative effect of change in accounting principle	$726,679	$2,063,552	$775,228	$269,004	$(149,147)
(% of net sales)	14.3	21.6	10.6	5.3	(3.3)
Discontinued operations(4)	$20,996	$—	$—	$—	$—
Cumulative effect of change in accounting principle, net of tax(2)	$—	$—	$(267,399)	$—	$—
Net income/(loss)	$747,675	$2,063,552	$507,829	$269,004	$(149,147)

Fiscal year ended(1)	1999(2)	2000(2)	2001	2002	2003

	(Dollars in thousands, except per share amounts)
Earnings/(loss) per share(3):
Continuing operations	$0.44	$1.20	$0.46	$0.16	$(0.09)
Discontinued operations(4)	0.01	—	—	—	—
Cumulative effect of change in accounting principle	—	—	(0.16)	—	—

Total	$0.45	$1.20	$0.30	$0.16	$(0.09)

Weighted average common shares and equivalents(3) (in thousands)	1,641,160	1,718,338	1,694,658	1,701,557	1,659,557
Order backlog	$1,739,270	$4,381,768	$2,725,406	$3,190,459	$2,495,115
Working capital	$3,579,223	$6,079,436	$6,249,358	$6,571,337	$6,729,896
Current ratio	3.1	3.2	5.1	5.4	5.1
Long-term debt	$584,357	$573,126	$564,805	$573,853	$456,422
Stockholders’ equity	$4,575,258	$7,104,348	$7,606,737	$8,019,649	$8,068,034
Book value per share(3)	$2.88	$4.37	$4.66	$4.87	$4.81
Total assets	$7,014,510	$10,545,730	$9,828,510	$10,224,765	$10,311,622
Capital expenditures, net of retirements	$219,657	$383,255	$710,620	$417,080	$211,959
Regular employees	13,831	19,220	17,365	16,077	12,050

(1)	Each fiscal year ended on the last Sunday in October.

(2)	Effective the first fiscal quarter of 2001, Applied implemented the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” For periods prior to fiscal 2001, data was not available to provide pro forma information as if the change in accounting principle were applied retroactively. For further details, see Note 1 of Notes to Consolidated Financial Statements.

(3)	Amounts prior to fiscal 2002 have been restated to reflect a two-for-one stock split in the form of a 100 percent stock dividend, effective April 16, 2002.

(4)	Discontinued operations in 1999 consisted of a reversal of provision for discontinuance of joint venture subsequently retained.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Applied develops, manufactures, markets and services integrated circuit fabrication equipment for the worldwide semiconductor industry. Demand for Applied’s products can change significantly from period to period as a result of numerous factors, including, but not limited to, changes in: 1) global economic conditions; 2) advanced technology and/or capacity requirements of semiconductor manufacturers; 3) the profitability of semiconductor manufacturers; 4) supply and demand for semiconductors; and 5) relative competitiveness of Applied’s products and services. For this and other reasons, Applied’s results of operations for fiscal 2001, 2002 and 2003 may not necessarily be indicative of future operating results.

      Effective the first fiscal quarter of 2001, Applied implemented the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” For periods prior to fiscal 2001, data was not available to provide pro forma information as if the change in accounting principle were applied retroactively. For further details, see Note 1 of Notes to Consolidated Financial Statements.

Net Sales

      Applied’s business was subject to cyclical industry conditions in fiscal 2001, 2002 and 2003. As a result of these conditions, there were significant fluctuations in Applied’s quarterly new orders and net sales, both within and across fiscal years. Demand for semiconductor manufacturing equipment has historically been volatile as a result of sudden changes in semiconductor supply and demand and other factors, including rapid technological advances in both semiconductor devices and wafer fabrication processes.

      Quarterly and full fiscal year financial information follows:

	Fiscal Quarter
					Fiscal
	First	Second	Third	Fourth	Year

	(In millions, except per share amounts)
2001:
New orders	$2,430	$1,353	$1,208	$1,106	$6,097
Net sales	$2,363	$2,139	$1,576	$1,265	$7,343
Gross margin	$1,143	$985	$655	$469	$3,252
Income/(loss) from operations before cumulative effect of change in accounting principle	$424	$318	$115	$(82)	$775
Net income/(loss)(1)	$157	$318	$115	$(82)	$508
Earnings/(loss) per share	$0.09	$0.19	$0.07	$(0.05)	$0.30
2002:
New orders	$1,119	$1,688	$1,778	$1,557	$6,142
Net sales	$1,000	$1,156	$1,460	$1,446	$5,062
Gross margin	$386	$463	$606	$602	$2,057
Net income/(loss)	$(45)	$52	$115	$147	$269
Earnings/(loss) per share	$(0.03)	$0.03	$0.07	$0.09	$0.16
2003:
New orders	$1,016	$971	$1,054	$1,277	$4,318
Net sales	$1,054	$1,107	$1,095	$1,221	$4,477
Gross margin	$390	$373	$347	$494	$1,604
Net income/(loss)	$(65)	$(62)	$(37)	$15	$(149)
Earnings/(loss) per share	$(0.04)	$(0.04)	$(0.02)	$0.01	$(0.09)

(1)	Net income/(loss) included an after-tax expense of $267 million from a cumulative effect of change in accounting principle for the first fiscal quarter of 2001.

      Net sales by geographic region, which were attributed to the location of the customers’ facilities, were as follows:

Fiscal year	2001	2002	2003

	(In millions)
North America*	$2,131	$1,328	$1,179
Japan	1,876	757	827
Europe	1,085	660	695
Korea	449	443	666
Taiwan	1,109	1,238	583
Asia-Pacific**	693	636	527

	$7,343	$5,062	$4,477

*	Primarily the United States.

**	Includes China.

      During the first fiscal quarter of 2001, slowing worldwide demand for semiconductors resulted in a rapid decline in demand for semiconductor manufacturing equipment. Inventory buildups in telecommunication products, slower than expected personal computer sales and slower global economic growth caused semiconductor companies to reduce their capital spending and reschedule or cancel existing orders. This decline in demand deepened sequentially throughout fiscal 2001 into a severe industry downturn due to continued weakness in the macro-economic climate and consumption of electronic goods, which resulted in further capital spending cutbacks by Applied’s customers. Included in fiscal 2001 net sales were $642 million of revenue recognized as part of the cumulative effect of implementing the SEC’s Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.”

      Net sales declined 31 percent from $7.3 billion for fiscal 2001 to $5.1 billion for fiscal 2002. The decline in demand for Applied’s products continued into the first fiscal quarter of 2002. In the second fiscal quarter of 2002, customers ordered equipment for 200mm advanced capacity to satisfy demand driven by consumer-related and wireless devices. Customers ordered 200mm capacity for this demand increase as their transition to 300mm equipment was not yet complete. Customers also continued to place technology orders to invest in 300mm wafer processing, copper and smaller line-width technologies. However, second quarter demand levels proved to be unsustainable as the global economic environment weakened through the middle of the year, and customers reduced their level of capacity spending accordingly while maintaining advanced technology spending. Net sales peaked in the third fiscal quarter of 2002 and flattened in the fourth fiscal quarter of 2002. Included in fiscal 2002 net sales was the remaining $9 million of revenue that was recognized as part of the cumulative effect of implementing SAB 101.

      Net sales declined 12 percent from $5.1 billion for fiscal 2002 to $4.5 billion for fiscal 2003. Orders declined from $1.6 billion for the fourth fiscal quarter of 2002 to $1.0 billion for the first and second fiscal quarters of 2003, reflecting the continued and prolonged downturn in the semiconductor industry. However, orders increased to $1.1 billion for the third fiscal quarter and $1.3 billion for the fourth fiscal quarter of 2003, reflecting customers’ continued investments in memory and logic and their transition to 300mm, along with the increased capacity utilization in both advanced and established technologies. Following the new order trends, net sales decreased to approximately $1.1 billion for each of the first three fiscal quarters of 2003, reflecting the impact of the prolonged industry downturns and increased to $1.2 billion for the fourth fiscal quarter of 2003, indicating the beginning of an industry recovery.

Realignment Activities

      In response to the continuing difficult business conditions, Applied implemented a series of activities to better align Applied’s cost structure with prevailing economic conditions during early fiscal 2003. Realignment activities consisted of consolidation of facilities, reductions in workforce, and refocused product efforts, such as the electron-beam mask pattern product line and implementation of the global spare parts distribution system (which included a closure of a central warehouse). As a result of the realignment activities, Applied vacated approximately two million square feet and reduced approximately 3,800 positions. Realignment activities resulted in charges across multiple categories, as incurred, including cost of products sold, research, development and engineering expenses, and restructuring and asset impairment charges, as discussed below.

Gross Margin

      Gross margin as a percentage of net sales decreased from 44.3 percent for fiscal 2001 to 40.6 percent for fiscal 2002, and to 35.8 percent for fiscal 2003. In fiscal 2000, Applied experienced unprecedented new order and revenue growth. Accordingly, Applied expanded its manufacturing facilities to accommodate anticipated growth. The decreased business volume in fiscal 2001, 2002 and 2003, due to the industry downturn, was insufficient to fully absorb the overhead costs of these facilities, resulting in lower gross margins for all respective periods. The continued decline in gross margin for fiscal 2003 was principally attributable to under absorption of manufacturing and field service costs as a result of prolonged lower business volumes, and inventory writeoffs and charges associated with refocused product efforts, including an electron-beam mask pattern product and implementation of the global spare parts distribution system.

Research, Development and Engineering

      Applied’s future operating results depend, to a considerable extent, on its ability to maintain a competitive advantage in the products and services it provides. Applied believes that it is critical to continue to make substantial investments in research, development and engineering (RD&E) to assure the availability of innovative technology that meets the current and projected requirements of its customers’ most advanced semiconductor designs. Applied has historically maintained its commitment to investing in RD&E in order to continue to offer new products and technologies. As a result, RD&E expenses were $1.2 billion (16 percent of net sales) for fiscal 2001, $1.1 billion (21 percent of net sales) for fiscal 2002, and $921 million (21 percent of net sales) for fiscal 2003. Development cycles range from 12 to 36 months depending on whether the product is an enhancement of existing technology or a new product. Most of Applied’s existing product lines are the result of internal product development activities. In certain instances, Applied acquires technologies either in existing areas of development or through new product opportunities to complement its existing technology capabilities and to reduce time to market for market entry and penetration. Throughout the periods covered by this report, Applied has developed products designed to enable our customers to fabricate chips with 65nm and below feature sizes and new materials such as copper and low k dielectrics.

      During fiscal 2001, Applied continued its development of technologies for copper and low k-based chips and 300mm wafers, as well as focused efforts on the core technologies that would be required for customers to begin development of 100nm and below generation devices. Areas of increased investment included maskmaking technology, metrology and inspection, ion implantation, and products for depositing and etching new materials.

      In fiscal 2002, Applied invested in critical development activities to meet its customers’ rapid move to sub-100nm dimensions in their most advanced designs, which were anticipated to begin entering production in fiscal 2003. This difficult and challenging dimensional shift was compounded by the need to provide much of the technology for both 200mm and 300mm wafers, requiring additional process and hardware development. For the sub-100nm chip generations, inspection and metrology tools became more important to assure enhanced device performance as well as adequate manufacturing yields. Accordingly, Applied focused its RD&E resources on these technologies. In addition, development of innovations such as advanced wafer wet cleaning and atomic layer deposition, which deposits materials in increasingly smaller structures, addressed new market opportunities for Applied. Within virtually all of the technology areas, including fab and yield management, Applied invested in more advanced software capabilities.

      In fiscal 2003, Applied refocused product efforts and made investments in strategic products. Applied focused on the development of several important processing technologies to enable the production of new chips using copper and low k dielectric materials, as well as to meet the challenges of smaller, 65nm and below, feature sizes. In addition to interconnect solutions, Applied continued to invest resources in the development of systems for advanced transistor designs with smaller gate structures that enable faster signal propagation and reduced power. Applied also continued the development of its process diagnostic and control capabilities with systems to inspect and measure smaller dimensions and defects.

Marketing, Selling, General and Administrative

      Marketing, selling, general and administrative expenses decreased from $902 million (12 percent of net sales) for fiscal 2001 to $709 million (14 percent of net sales) for fiscal 2002, and to $626 million (14 percent of net sales) for fiscal 2003. The decreases from fiscal 2001 to 2002 and 2003 were due primarily to headcount reductions and cost reduction activities, limiting discretionary expenditures to align costs to a lower business volume.

Restructuring, Asset Impairments and Other Charges

      The restructuring actions taken in fiscal 2001, 2002 and 2003 were intended to better align Applied’s cost structure with prevailing market conditions due to the prolonged industry downturn. These actions, which were necessary as a result of reduced business volume, reduced Applied’s global workforce and consolidated global facilities.

      Restructuring, asset impairments and other charges for fiscal 2001 totaled $221 million, consisting of a charge of $10 million for acquired in-process research and development and restructuring and asset impairment charges of $211 million. The restructuring and asset impairment charges of $211 million consisted of $105 million for headcount reductions, $45 million for consolidation of facilities and $61 million for other costs, primarily fixed asset writeoffs due to facility consolidation. As of October 26, 2003, the majority of the fiscal 2001 restructuring actions have been completed.

      Restructuring, asset impairments and other charges for fiscal 2002 totaled $85 million, consisting of a charge of $8 million for acquired in-process research and development and restructuring and asset impairment charges of $77 million. The restructuring and asset impairment charges consisted of $39 million for headcount reductions, $16 million for consolidation of facilities and $22 million for other costs, primarily fixed asset writeoffs due to facility consolidation. As of October 26, 2003, the majority of the fiscal 2002 restructuring actions have been completed.

      Restructuring, asset impairments and other charges for fiscal 2003 totaled $372 million, consisting of $186 million for headcount reductions, $86 million for consolidation of facilities and $100 million for other costs, primarily fixed asset writeoffs due to facility consolidation. The fiscal 2003 restructuring activities are expected to be completed during early 2004, which will result in additional costs.

      For further details, see Note 6 of Notes to Consolidated Financial Statements.

Net Interest Income

      Net interest income was $174 million for fiscal 2001, $131 million for fiscal 2002 and $102 million for fiscal 2003. The decrease in net interest income in fiscal 2002 and 2003 was due primarily to lower average interest rates.

Income Taxes

      Applied’s effective income tax provision/(benefit) rate was 29.8 percent for fiscal 2001, 21.0 percent for fiscal 2002 and (29.5) percent for fiscal 2003. The actual effective rate for fiscal 2001 of 29.8 percent differed from the anticipated effective rate of 29.5 percent due to the non-tax deductible nature of $10 million of acquired in-process research and development expense and a shift in the geographic composition of Applied’s pre-tax income. Applied’s actual effective rate of 21.0 percent for fiscal 2002 differed from the anticipated effective rate of 29.5 percent primarily due to significant Foreign Sales Corporation and extraterritorial income tax benefits, which resulted from an increase in Foreign Sales Corporation and extraterritorial qualified income. Without these additional benefits, earnings per share would have been reduced by $0.02 for fiscal 2002. Applied expected and experienced an actual effective benefit rate of 29.5 percent for fiscal 2003. Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income and non-tax deductible expenses incurred in connection with acquisitions.

Business Combinations

      On April 18, 2003, Applied acquired Boxer Cross, Inc., a producer of in-line monitoring systems that provide customers with critical electrical measurement data for controlling semiconductor processes, for $14 million in cash. On April 8, 2002, Applied acquired Electron Vision Corporation, a designer, manufacturer and seller of e-beam stabilization and curing tools for the semiconductor, thin film head and micro-fabrication industries, for $26 million in cash. On December 3, 2001, Applied acquired Global Knowledge Services, Inc., a provider of advanced data mining services to improve semiconductor manufacturing yield and efficiency, for $16 million in cash. On November 20, 2001, Applied acquired the assets of Schlumberger’s electron-beam wafer inspection business for $66 million in cash. On June 27, 2001, Applied acquired Oramir, a supplier of advanced laser cleaning technology for semiconductor wafer, for $21 million in cash.

      For further details, see Note 12 of Notes to Consolidated Financial Statements.

Recent Accounting Pronouncement

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate a VIE. This new requirement for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. Certain disclosures are effective immediately. Applied holds an interest in a venture fund, Applied Materials Ventures I, L.P. (Ventures I). Applied will implement FIN 46 during the first fiscal quarter of 2004 and will consolidate Ventures I as a VIE. Applied does not expect the implementation to have a material effect on the financial condition or results of operations. For additional discussion of this recent accounting pronouncement and Ventures I, see Note 1 and Note 3 of the Notes to the Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources

      Applied increased its cash, cash equivalents and short-term investments from $4.9 billion at October 27, 2002 to $5.5 billion at October 26, 2003. Applied has not undertaken any significant external financing activities for several years.

      Applied generated cash from operating activities of $1.6 billion for fiscal 2001, $492 million for fiscal 2002 and $802 million for fiscal 2003. The primary sources of cash from operating activities have been net income, as adjusted to exclude the effect of non-cash charges, and changes in working capital levels, including accounts receivable and inventories. Applied utilized programs to sell accounts receivable of $1.2 billion for fiscal 2001, $689 million for fiscal 2002 and $556 million for fiscal 2003. These accounts receivable sales had the effect of increasing cash and reducing accounts receivable and days sales outstanding. Days sales outstanding was 68 days at the end of fiscal 2003, compared to 66 days at the end of fiscal 2002 and 56 days at the end of fiscal 2001. A portion of these sold accounts receivable is subject to certain limited recourse provisions. However, Applied has not experienced any losses under these programs. For further details regarding accounts receivable sales, see Note 11 of Notes to Consolidated Financial Statements. Inventories were reduced by $323 million in fiscal 2003 due to ongoing inventory reduction and management programs.

      Applied used $1.6 billion of cash for investing activities for fiscal 2001, $693 million for fiscal 2002 and $731 million for fiscal 2003. Capital expenditures, net of retirements, were $711 million for fiscal 2001, $417 million for fiscal 2002 and $212 million for fiscal 2003, totaling $1.3 billion for the past three years. Application laboratories, equipment and related facilities comprised most of the capital spending. The largest capital expenditure for the last three years was $153 million for additional construction and fit-up of the Maydan Process Module Technology Center in Sunnyvale, California where Applied’s demonstration laboratories for new technology applications are located. Fiscal 2002 capital expenditures also included $65 million for the purchase of properties in Santa Clara, California that were previously held under a synthetic lease. Fiscal 2003 capital expenditures also included $52 million for the purchase of facilities in Hillsboro, Oregon that were previously held under a synthetic lease. Investing activities also included purchases and sales of short-term investments and acquisitions of technology or of other companies to allow Applied to access new market opportunities or emerging technologies.

      Applied used $261 million of cash from financing activities for fiscal 2001, and generated $131 million for fiscal 2002 and $8 million for fiscal 2003. During fiscal 2001, net common stock activity used $169 million of cash as stock repurchases increased and stock sales to employees decreased. During fiscal 2002 and 2003, net common stock activity generated $75 million and $73 million of cash as proceeds received from stock sales to employees exceeded the amount used for stock repurchases. Since March 1996, Applied has systematically repurchased shares of its common stock in the open market to partially fund its stock-based employee benefit and incentive plans. Financing activities also included borrowings and repayments of debt. Net changes in debt used $92 million of cash for fiscal 2001, generated $56 million of cash for fiscal 2002 and used $64 million of cash for fiscal 2003.

      On March 21, 2002, Applied’s Board of Directors approved a two-for-one stock split of Applied’s common stock, which was distributed in the form of a 100 percent stock dividend on or about April 16, 2002 to stockholders of record as of April 1, 2002.

      Although cash requirements will fluctuate based on the timing and extent of these factors, Applied’s management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy Applied’s liquidity requirements for the next 12 months. For further details regarding Applied’s operating, investing and financing activities for each of the three years in the period ended October 26, 2003, see the Consolidated Statements of Cash Flows in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

      During the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of October 26, 2003, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $56 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

      Applied also has additional guarantee arrangements on behalf of certain subsidiaries. As of October 26, 2003, Applied has not recorded any liability related to guarantees of subsidiary obligations. Applied does not expect, based on historical experience and information currently available, that it is probable any amounts will be required to be paid under these arrangements. Subsidiary guarantees as of October 26, 2003 were associated with the following types of arrangements: short-term borrowings, term loans, overdrafts and leases. While certain subsidiaries have short-term borrowing, term loans and overdraft facilities available totaling approximately $169 million as of October 26, 2003, no amounts were outstanding as October 26, 2003. In the event of use and subsequent default of these facilities by Applied’s subsidiaries, such arrangements would be guaranteed by Applied. In addition, certain subsidiaries have lease arrangements guaranteed by Applied. These leases will expire between 2009 and 2014. In the event that the subsidiaries do not make the required payments, Applied could be required to pay the leases on behalf of the subsidiaries. As of October 26, 2003, annual lease obligations under these arrangements approximated $12 million.

      Ventures I invests in privately-held, early-stage companies engaged in developing systems, components and devices based on nanotechnology for specific applications and products. Ventures I is a limited partnership with Applied as the sole limited partner and an independent party as the general partner. Applied has committed to fund $50 million in capital contributions, but has reserved the option to discontinue capital contributions at $25 million. Applied’s capital contributions to Ventures I totaled approximately $9 million through October 27, 2002 and $16 million through October 26, 2003. See Note 3 of Notes to Consolidated Financial Statements for further details on Ventures I.

      Applied also has operating leases for various facilities. Total rental expense for operating leases was $153 million for fiscal 2001, $140 million for fiscal 2002 and $134 million for fiscal 2003.

      The following table summarizes the effect on Applied’s liquidity and cash flows from contractual obligations of debt arrangements and non-cancelable operating leases as of October 26, 2003:

Fiscal year	2004	2005	2006	2007	2008	Thereafter	Total

	(In millions)
Debt maturities	$105	$46	$2	$202	$2	$205	$562
Non-cancelable operating leases	111	82	60	43	35	147	478

	$216	$128	$62	$245	$37	$352	$1,040

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

      A critical accounting policy is defined as one that is both material to the presentation of Applied’s financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on Applied’s financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) Applied is required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates Applied could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on Applied’s financial condition or results of operations.

      Estimates and assumptions about future events and their effects cannot be determined with certainty. Applied bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as Applied’s operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in the section below entitled “Trends, Risks and Uncertainties.” Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that Applied’s consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America, and provide a meaningful presentation of Applied’s financial condition and results of operations.

      Management believes that the following are critical accounting policies:

Warranty Costs

      Applied provides for the estimated cost of warranty when revenue is recognized. Estimated warranty costs are determined by analyzing specific product and historical configuration statistics and regional warranty support costs. Applied’s warranty obligation is affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. As Applied’s customer engineers and process support engineers are highly trained and deployed globally, labor availability is a significant factor in determining labor costs. The quantity and availability of critical replacement parts is another significant factor in estimating warranty costs. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. If actual warranty costs differ substantially from Applied’s estimates, revisions to the estimated warranty liability would be required, which could have a material adverse effect on Applied’s business, financial condition and results of operations.

Inventories

      Inventories are generally stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The carrying value of inventory is reduced for estimated obsolescence by the difference between its cost and the estimated market value based upon assumptions about future demand. Applied evaluates the inventory carrying value for potential excess and obsolete inventory exposures by analyzing historical and anticipated demand. In addition, inventories are evaluated for potential obsolescence due to the effect of known and anticipated engineering change orders and new products. If actual demand were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material adverse effect on Applied’s business, financial condition and results of operations.

Goodwill and Intangible Assets

      Applied reviews goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also reviews goodwill annually in accordance with Statement of Financial Accounting Standards (SFAS) No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” Intangible assets, such as purchased technology, are generally recorded in connection with a business acquisition. The value assigned to intangible assets is usually based on estimates and judgment regarding expectations for the success and life cycle of products and technology acquired. If actual product acceptance differs significantly from the estimates, Applied may be required to record an impairment charge to write down the asset to its realizable value. The fair value of a reporting unit is estimated using the market multiples approach, and is dependent on market values for companies in a similar industry. A severe decline in market value could result in an unexpected impairment charge for impaired goodwill, which could have a material adverse effect on Applied’s business, financial condition and results of operations.

Income Taxes

      Applied accounts for income taxes in accordance with SFAS No. 109, (SFAS 109) “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. Management has determined that it is more likely than not that its future taxable income will be sufficient to realize its deferred tax assets.

      Applied provides for income taxes based upon an annual estimated effective income tax rate. The effective tax rate is highly dependent upon the geographic composition of worldwide earnings, tax regulations governing each region, non-tax deductible expenses incurred in connection with acquisitions and availability of tax credits. Management carefully monitors the changes in many factors and adjusts the effective income tax rate on a timely basis. If actual results differ from these estimates, Applied could be required to record a valuation allowance on deferred tax assets or adjust its effective income tax rate, which could have a material adverse effect on Applied’s business, financial condition and results of operations.

Legal Matters

      Applied is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Applied evaluates, among other factors, the degree of probability of an unfavorable outcome and reasonably estimates the amount of the loss. Significant judgment is required in both the determination of the probability and as to whether an exposure can be reasonably estimated. When Applied determines that it is probable that a loss has been incurred, the effect is recorded promptly in the consolidated financial statements. Although the outcome of these claims cannot be predicted with certainty, Applied does not believe that any of the existing legal matters will have a material adverse effect on its financial condition or results of operations. However, significant changes in legal proceedings and claims or the factors considered in the evaluation of those matters could have a material adverse effect on Applied’s business, financial condition and results of operations.

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

      During periods of increasing demand for semiconductor manufacturing equipment, Applied must have sufficient manufacturing capacity and inventory to meet customer demand, and must be able to attract, hire, assimilate and retain a sufficient number of qualified individuals. The semiconductor industry appears to be in the early stages of an upturn. However, management cannot predict the sustainability of a recovery, if any, and/or the industry’s rate of growth in such a recovery, both of which will be affected by many factors, including the global uncertainties discussed below. If Applied is unable to effectively manage its resources and production capacity during an industry upturn, there could be a material adverse effect on its business, financial condition and results of operations. Conversely, in downturns, Applied must be able to appropriately align its cost structure with prevailing market conditions and effectively motivate and retain key employees. In response to the downturn that began in fiscal 2001, Applied continues the implementation of realignment activities in order to align its cost structure with business conditions and to enable Applied to focus resources on core research and development programs. If Applied is unable to implement these realignment activities according to the timetable and to the extent anticipated, if implementation negatively affects Applied’s operations, net sales or profitability, or if Applied does not maintain effective cost controls, Applied’s business, financial condition, or results of operations may be negatively affected.

Applied operates in a highly competitive industry characterized by increasingly rapid technological changes.

      Because it operates in a highly competitive environment, Applied’s future success is heavily dependent upon effective development, commercialization and customer acceptance of its new products and services over those of its competitors. Specifically, these risks may include, but are not limited to, Applied’s ability to timely and cost-effectively: 1) develop new products, services and technologies, including those utilizing new materials, such as copper and low-k materials; 2) improve existing products, services and technologies; 3) develop new markets in the semiconductor industry for Applied’s products and services; 4) introduce new products and services to the marketplace; 5) achieve market acceptance and accurately forecast demand for its products and services; 6) transition from 200mm systems to 300mm systems; 7) qualify new or improved products for volume manufacturing with its customers; 8) commence and adjust production to meet customer demands; 9) price products and services appropriately; and 10) lower customers’ cost of ownership. The development, introduction and support of an increasingly broad set of new or improved products, services and technologies, including those enabling the transition to smaller device feature sizes, new materials and 300mm wafers, grow increasingly complex and expensive over time. Such new or improved products and services may involve higher costs and reduced efficiencies compared to Applied’s more established products and services and could adversely affect Applied’s gross margins. If Applied does not develop and introduce new or improved products, services and technologies in a timely and cost-effective manner in response to changing market conditions or customer requirements, its competitive position, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes in the semiconductor industry.

      The semiconductor industry is characterized by rapid ongoing changes, including: 1) more complex technology requirements, 2) the changing information technology cost structure and the importance of driving down cost of ownership, 3) the increasing significance of consumer electronics as a driver for chip demand and the related focus on lower prices, 4) the growing type and variety of integrated circuits and applications, 5) an increasing number of applications across multiple substrate sizes in the semiconductor industry, resulting in divergent interests among semiconductor manufacturers, 6) a rising percentage of business from customers in Asia and emergence of customers and competitors in new geographical regions, 7) customer demands for increasingly shorter lead times for the manufacture and installation of semiconductor manufacturing equipment and 8) higher capital requirements for new semiconductor fabrication plants. These factors are increasing the need for customer partnering, use of foundries, collective research and development efforts and process integration support. These trends also heighten the importance of spare parts and services as a competitive advantage for semiconductor equipment manufacturers. In addition, key integrated circuit manufacturers have become influential in technology decisions made by their global partners. If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the semiconductor industry, its business, financial condition and results of operation could be materially and adversely affected.

Applied is exposed to risks associated with a highly concentrated customer base.

      Applied’s customer base is and has been highly concentrated. Orders from a relatively limited number of manufacturers of integrated circuits have accounted for, and likely will continue to account for, a substantial portion of Applied’s net sales, which may lead customers to demand pricing and other terms less favorable to Applied. In addition, sales to any single customer may vary significantly from quarter to quarter. If current customers delay, cancel or do not place orders, Applied may not be able to replace these orders with new orders. As Applied’s products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant and often non-recoverable costs. The resulting fluctuations in the amount of and terms of orders could have a material adverse effect on Applied’s business, financial condition and results of operations.

Applied is exposed to the risks of operating a global business.

      During fiscal 2003, more than 70 percent of Applied’s net sales were to regions outside the United States. Certain manufacturing facilities and suppliers of Applied are also located outside the United States. Managing Applied’s global operations presents challenges, including those arising from periodic regional economic downturns, trade balance issues, varying business conditions and demands, variations in enforcement of intellectual property and contract rights in different jurisdictions, differences in the ability to develop relationships with suppliers and other local businesses, changes in U.S. and international laws and regulations including U.S. export restrictions, fluctuations in interest and currency exchange rates, the need to provide sufficient levels of technical support in different locations, cultural differences and shipping delays, among other risks. Many of these challenges are present in China, a large potential market for semiconductor equipment and an area that Applied anticipates will present a significant opportunity for growth. These challenges, as well as global uncertainties with respect to: 1) economic growth rates in various countries; 2) sustainability of demand for electronics products; 3) capital spending by semiconductor manufacturers; 4) price weakness for certain semiconductor devices; and 5) political instability, terrorism, acts of war, or epidemics in regions where Applied has operations or sales, including Asia and Israel, may affect Applied’s business, financial condition and results of operations.

The ability to attract, retain, and motivate key employees is vital to Applied’s success.

      Applied’s success depends in large part on its ability to attract, retain and motivate key employees, including those in managerial, technical, marketing and support roles. Achieving this objective may be difficult due to changes in the global economy, the industry, Applied’s workforce actions and realignment activities, and its changes in management. If Applied does not successfully attract, retain and motivate key employees, the Company’s operating results and ability to capitalize on its opportunities may be materially and adversely affected.

Manufacturing interruptions or delays could affect Applied’s ability to meet customer demand.

      Applied’s business depends on its ability to supply products that meet the rapidly changing demands of its customers, which depends in part on the timely delivery of parts, components, and subassemblies (parts) from suppliers. Some key parts may be obtained only from a single supplier or a limited group of suppliers. In addition, Applied outsources certain manufacturing activities. Significant interruptions of manufacturing operations as a result of the failure or inability of suppliers to timely deliver quality parts, outsourcing difficulties, natural disasters (such as earthquakes or tornadoes), or other causes (such as information technology or infrastructure failures, regional economic downturns, political instability, terrorism, acts of war, or epidemics) could result in delayed product deliveries or manufacturing inefficiencies. Any or all of these factors could materially and adversely affect Applied’s business, financial condition and results of operations.

Applied is exposed to risks associated with acquisitions.

      Applied has made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including but not limited to: 1) diversion of management’s attention from other operational matters; 2) the inability to realize expected synergies resulting from the acquisition; 3) failure to commercialize purchased technology; 4) impairment of acquired intangible assets as a result of technological advancements or worse-than-expected performance of the acquired company; 5) integration and retention of key employees; and 6) integration of operations. Mergers and acquisitions are inherently subject to significant risks, and the inability to effectively manage these risks could materially and adversely affect Applied’s business, financial condition and results of operations.

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

      Applied from time to time is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, product performance, product liability, employment and other matters. In addition, Applied on occasion receives notification from customers who believe that Applied owes them indemnification or other obligations related to infringement claims made against the customers by third parties. These legal proceedings and claims, whether with or without merit, are time-consuming and expensive to prosecute or defend and divert management’s attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings or claims. In addition, Applied’s intellectual property rights may not provide significant competitive advantages if they are circumvented, invalidated or rendered obsolete by the rapid pace of technological change. Furthermore, the laws of other countries permit the protection of Applied’s proprietary rights to varying extents, compared to U.S. laws. Applied’s success is dependent in part upon the protection of its intellectual property rights. Infringement of Applied’s rights by a third party could result in uncompensated lost market and revenue opportunities for Applied. If Applied is not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend its position, Applied’s business, financial condition and results of operations could be materially and adversely affected.

Item 7a:	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

      At October 26, 2003, Applied’s investment portfolio included fixed-income securities with a fair value of approximately $5.0 billion. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of Applied’s investment portfolio, an immediate 10 percent change in interest rates is not expected to have a material effect on Applied’s near-term financial condition or results of operations.

      Applied’s long-term debt bears interest primarily at fixed rates; therefore, Applied’s results of operations would be affected by interest rate changes only to the extent that variable rate short-term notes payable are outstanding. Due to the short-term nature and relatively insignificant amount of Applied’s short-term notes payable, an immediate 10 percent change in interest rates is not expected to have a material effect on Applied’s near-term financial condition or results of operations.

Foreign Currency Exchange Rate Risk

      Certain operations of Applied are conducted in foreign currencies, such as Japanese yen, the euro, Israeli shekel and British pound. Applied enters into forward exchange and currency option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. Gains and losses on these contracts are generally recognized in the Consolidated Statements of Operations at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses did not have a material effect on Applied’s results of operations for fiscal 2001, 2002 or 2003.

      Forward exchange contracts are denominated in the same currency as the underlying transactions (primarily Japanese yen, the euro, Israeli shekel and British pound), and the terms of the forward exchange contracts generally match the terms of the underlying transactions. Applied’s outstanding forward exchange contracts are marked-to-market (see Note 2 of Notes to Consolidated Financial Statements), as are the majority of the related underlying transactions being hedged; therefore, the effect of exchange rate changes on forward exchange contracts is expected to be substantially offset by the effect of these changes on the underlying transactions. The effect of an immediate 10 percent change in exchange rates on forward exchange contracts and the underlying hedged transactions is not expected to be material to Applied’s near-term financial condition or results of operations. Applied’s downside risk with respect to currency option contracts is limited to the premium paid for the right to exercise the option. Premiums paid for options outstanding at October 26, 2003 were not material.

Item 8:	Financial Statements and Supplementary Data

      The consolidated financial statements required by this Item are set forth on the pages indicated at Item 15(a).

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9a:	Control and Procedures

      As required by Rule 13a-15(b), Applied management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of Applied’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Applied’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), Applied management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Applied’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter.

      It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART III

      Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from Applied’s Proxy Statement to be filed with the SEC in connection with the 2004 Annual Meeting of Stockholders (“the Proxy Statement”).

Item 10:	Directors and Executive Officers of the Registrant

      (1) Information concerning directors, including Applied’s audit committee financial expert, appears in Applied’s Proxy Statement, under “Election of Directors.” This portion of the Proxy Statement is incorporated herein by reference.

      (2) For information with respect to Executive Officers, see Part I of this Annual Report on Form 10-K, under “Executive Officers of the Registrant.”

      (3) Information concerning Section 16(a) beneficial ownership reporting compliance appears in Applied’s Proxy Statement, under “Section 16(a) Beneficial Ownership Reporting Compliance.” This portion of the Proxy Statement is incorporated herein by reference.

      Applied has adopted the Standards of Business Conduct, a code of ethics with which every person who works for Applied is expected to comply. The Standards of Business Conduct are publicly available on Applied’s website under the Investors Section (at http://www.appliedmaterials.com/ investors/cg standards.html#1). This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this report. If any substantive amendments are made to the Standards of Business Conduct or grant any waiver, including any implicit waiver, from a provision of the code to Applied’s Chief Executive Officer, Chief Financial Officer or Corporate Controller, Applied will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Item 11:	Executive Compensation

      Information concerning executive compensation appears in Applied’s Proxy Statement, under “Executive Compensation and Related Information.” This portion of the Proxy Statement is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management

      Information concerning the security ownership of certain beneficial owners and management appears in Applied’s Proxy Statement, under “Principal Stockholders.” This portion of the Proxy Statement is incorporated herein by reference.

      The following table summarizes information with respect to options under Applied’s equity compensation plans at October 26, 2003:

	(a)	(b)	(c)
			Number of securities
			available for future
			issuance under equity
	Number of securities	Weighted average	compensation plans
	to be issued upon	exercise price of	(excluding securities
	exercise of outstanding	outstanding options,	reflected in
Plan category	options, warrants and rights(1)	warrants and rights	column (a))

	(In thousands, except prices)
Equity compensation plans approved by security holders	129,210	$15.45	61,174 (2)
Equity compensation plans not approved by security holders	122,825 (3)	$17.74	38,548 (4)

	252,035	$16.56	99,722

(1)	Includes only options outstanding under Applied’s stock option plans, as no stock warrants or rights were outstanding as of October 26, 2003.
(2)	Includes 17,633 shares of common stock reserved for future issuance under the Applied Materials, Inc. Employees’ Stock Purchase Plan.
(3)	Includes options to purchase 1,994 shares of Applied’s common stock assumed through various mergers and acquisitions, after giving effect to the applicable exchange ratios. These assumed options had a weighted average exercise price of $14.26 per share. No further shares are available for issuance under these assumed plans.
(4)	Includes 7,295 shares of common stock reserved for future issuance under the Applied Materials, Inc. Employees’ Stock Purchase Plan for Offshore Employees.

      The equity compensation plans not approved by security holders have generally the same features as those approved by security holders. For further details regarding Applied’s equity compensation plans, see Note 8 of Notes to Consolidated Financial Statements.

Item 13:	Certain Relationships and Related Transactions

      The information appearing in Applied’s fiscal 2003 Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14:	Principal Accounting Fees and Services

      Information concerning principal accountant fees and services and the audit committee’s preapproval policies and procedures appear in Applied’s Proxy Statement under the heading “Fees Paid to PricewaterhouseCoopers LLP” and is incorporated herein by reference.

PART IV

Item 15:	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this Annual Report on Form 10-K:

		Page Number

(1)	Financial Statements:
	Consolidated Statements of Operations for each of the three years in the period ended October 26, 2003	31
	Consolidated Balance Sheets at October 27, 2002 and October 26, 2003	32
	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended October 26, 2003	33
	Consolidated Statements of Cash Flows for each of the three years in the period ended October 26, 2003	34
	Notes to Consolidated Financial Statements	35
	Report of Management	56
	Report of Independent Auditors	57
(2)	Financial Statement Schedule:
	Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended October 26, 2003	62
(3)	Exhibits:
	The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

      (b) On August 12, 2003, Applied furnished under Item 12 of Form 8-K the press release announcing Applied’s financial results for the fiscal quarter ended July 27, 2003, Applied’s consolidated condensed balance sheets as of October 27, 2002 and July 27, 2003, and Applied’s consolidated condensed statements of operations for the three months and the nine months ended July 28, 2002 and July 27, 2003.

      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

APPLIED MATERIALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	October 28,	October 27,	October 26,
Fiscal year	2001	2002	2003

	(In thousands, except per share amounts)
Net sales	$7,343,248	$5,062,312	$4,477,291
Cost of products sold	4,091,215	3,005,651	2,872,836

Gross margin	3,252,033	2,056,661	1,604,455
Operating expenses:
Research, development and engineering	1,198,799	1,052,269	920,618
Marketing and selling	508,214	385,693	325,189
General and administrative	393,710	323,262	300,676
Restructuring, asset impairments and other charges	221,164	85,479	371,754

Income/(loss) from operations	930,146	209,958	(313,782)
Interest expense	47,640	49,357	46,875
Interest income	221,296	179,910	149,101

Income/(loss) from operations before income taxes and cumulative effect of change in accounting principle	1,103,802	340,511	(211,556)
Provision for/(benefit from) income taxes	328,574	71,507	(62,409)

Income/(loss) from operations before cumulative effect of change in accounting principle	775,228	269,004	(149,147)
Cumulative effect of change in accounting principle, net of tax	(267,399)	—	—

Net income/(loss)	$507,829	$269,004	$(149,147)

Earnings/(loss) per share:
Basic — income/(loss) from operations before cumulative effect of change in accounting principle	$0.48	$0.16	$(0.09)
Basic — cumulative effect of change in accounting principle	(0.17)	—	—

Total basic	$0.31	$0.16	$(0.09)

Diluted — income/(loss) from operations before cumulative effect of change in accounting principle	$0.46	$0.16	$(0.09)
Diluted — cumulative effect of change in accounting principle	(0.16)	—	—

Total diluted	$0.30	$0.16	$(0.09)

Weighted average number of shares:
Basic	1,626,404	1,643,612	1,659,557
Diluted	1,694,658	1,701,557	1,659,557

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED BALANCE SHEETS

	October 27,	October 26,
	2002	2003

	(In thousands,
	except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,284,791	$1,364,857
Short-term investments	3,644,735	4,128,349
Accounts receivable, less allowance for doubtful accounts of $2,075 at 2002 and $1,847 at 2003	1,046,016	912,875
Inventories	1,273,816	950,692
Deferred income taxes	565,936	782,823
Other current assets	257,499	231,177

Total current assets	8,072,793	8,370,773
Property, plant and equipment	3,223,133	3,094,427
Less: accumulated depreciation and amortization	(1,458,196)	(1,534,597)

Net property, plant and equipment	1,764,937	1,559,830
Goodwill, net	202,290	223,521
Purchased technology and other intangible assets, net	129,130	92,512
Other assets	55,615	64,986

Total assets	$10,224,765	$10,311,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$40,323	$—
Current portion of long-term debt	9,453	105,292
Accounts payable and accrued expenses	1,348,156	1,319,471
Income taxes payable	103,524	216,114

Total current liabilities	1,501,456	1,640,877
Long-term debt	573,853	456,422
Deferred income taxes and other liabilities	129,807	146,289

Total liabilities	2,205,116	2,243,588

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: $.01 par value per share; 1,000 shares authorized; no shares issued	—	—
Common stock: $.01 par value per share; 2,500,000 shares authorized; 1,648,028 and 1,677,400 shares outstanding at 2002 and 2003, respectively	16,480	16,774
Additional paid-in capital	2,022,546	2,223,553
Deferred stock compensation, net	—	(1,543)
Retained earnings	5,962,014	5,812,867
Accumulated other comprehensive income	18,609	16,383

Total stockholders’ equity	8,019,649	8,068,034

Total liabilities and stockholders’ equity	$10,224,765	$10,311,622

      See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock		Additional	Deferred		Other
			Paid-In	Stock	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Income/(Loss)	Total

	(In thousands)
Balance at October 29, 2000	1,624,924	$16,249	$1,922,088	$—	$5,185,181	$(19,170)	$7,104,348
Components of comprehensive income:
Net income	—	—	—	—	507,829	—	507,829
Change in unrealized gain on investments	—	—	—	—	—	57,748	57,748
Change in unrealized gain on derivative instruments	—	—	—	—	—	4,621	4,621
Translation adjustments	—	—	—	—	—	(18,754)	(18,754)

Comprehensive income				—			551,444
Net issuance under stock plans, including tax benefits of $106,579	25,586	256	322,089	—	—	—	322,345
Stock repurchases	(18,970)	(190)	(371,210)	—	—	—	(371,400)

Balance at October 28, 2001	1,631,540	16,315	1,872,967	—	5,693,010	24,445	7,606,737
Components of comprehensive income:
Net income	—	—	—	—	269,004	—	269,004
Change in unrealized gain on investments	—	—	—	—	—	(16,491)	(16,491)
Change in unrealized gain on derivative instruments	—	—	—	—	—	1,366	1,366
Translation adjustments	—	—	—	—	—	9,289	9,289

Comprehensive income							263,168
Net issuance under stock plans, including tax benefits of $75,253	23,283	233	274,506	—	—	—	274,739
Stock repurchases	(6,795)	(68)	(124,927)	—	—	—	(124,995)

Balance at October 27, 2002	1,648,028	16,480	2,022,546	—	5,962,014	18,609	8,019,649
Components of comprehensive loss:
Net loss	—	—	—	—	(149,147)	—	(149,147)
Change in unrealized gain on investments	—	—	—	—	—	(17,165)	(17,165)
Change in unrealized gain on derivative instruments	—	—	—	—	—	(4,058)	(4,058)
Translation adjustments	—	—	—	—	—	18,997	18,997

Comprehensive loss							(151,373)
Net issuance under stock plans, including tax benefits of $124,238	44,692	447	446,509	—	—	—	446,956
Issuance of restricted stock to employees	308	3	4,279	(4,279)	—	—	3
Amortization of deferred stock compensation	—	—	—	2,736	—	—	2,736
Stock repurchases	(15,588)	(156)	(249,781)	—	—	—	(249,937)

Balance at October 26, 2003	1,677,440	$16,774	$2,223,553	$(1,543)	$5,812,867	$16,383	$8,068,034

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	October 28,	October 27,	October 26,
Fiscal year	2001	2002	2003

	(In thousands)
Cash flows from operating activities:
Net income/(loss)	$507,829	$269,004	$(149,147)
Cumulative effect of change in accounting principle, net of tax	267,399	—	—
Adjustments required to reconcile income/(loss) from operations to cash provided by operating activities:
Acquired in-process research and development expense	10,000	8,000	—
Non-cash portion of restructuring, asset impairments and other charges	74,218	27,605	88,859
Depreciation and amortization	386,971	387,526	381,655
Deferred income taxes	88,230	(161)	(208,565)
Tax benefits from employee stock option plans	106,579	75,253	124,238
Amortization of deferred compensation	—	—	2,736
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	845,499	(278,387)	144,369
Inventories	321,164	147,015	331,161
Other current assets	10,385	(53,289)	28,586
Other assets	(40,230)	(968)	(14,332)
Accounts payable and accrued expenses	(687,132)	(138,552)	(59,923)
Income taxes payable	(332,622)	51,475	111,624
Other liabilities	22,014	(2,383)	20,493

Cash provided by operating activities	1,580,304	492,138	801,754

Cash flows from investing activities:
Capital expenditures	(769,126)	(476,457)	(265,280)
Asset retirements	58,506	59,377	53,321
Cash paid for acquisitions, net of cash acquired	(21,017)	(107,462)	(13,498)
Proceeds from sales and maturities of short-term investments	2,054,004	2,188,117	1,941,111
Purchases of short-term investments	(2,905,680)	(2,356,157)	(2,446,927)

Cash used for investing activities	(1,583,313)	(692,582)	(731,273)

Cash flows from financing activities:
Short-term debt borrowings	851,568	66,534	—
Short-term debt repayments	(932,777)	(24,770)	(41,949)
Long-term debt borrowings	—	21,713	—
Long-term debt repayments	(10,395)	(7,126)	(22,456)
Common stock issuances	202,379	199,486	322,721
Common stock repurchases	(371,400)	(124,995)	(249,937)

Cash provided by/(used for) financing activities	(260,625)	130,842	8,379

Effect of exchange rate changes on cash	(27,666)	(1,911)	1,206

Increase/(decrease) in cash and cash equivalents	(291,300)	(71,513)	80,066
Cash and cash equivalents — beginning of year	1,647,604	1,356,304	1,284,791

Cash and cash equivalents — end of year	$1,356,304	$1,284,791	$1,364,857

      Cash payments for interest were $41,482 for fiscal 2001, $40,219 for fiscal 2002 and $41,967 for fiscal 2003. Net cash activities for income taxes were $583,162 payments for fiscal 2001, $65,470 refunds for fiscal 2002 and $119,065 refunds for fiscal 2003.

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Summary of Significant Accounting Policies

      Principles of Consolidation and Basis of Presentation The consolidated financial statements include the accounts of Applied Materials, Inc. and its subsidiaries (Applied or the Company) after elimination of intercompany balances and transactions. All references to fiscal year apply to Applied’s fiscal year which ends on the last Sunday in October.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

      Cash Equivalents and Short-Term Investments All highly-liquid investments with a remaining maturity of three months or less at the time of purchase are considered to be cash equivalents. All of Applied’s short-term investments are classified as available-for-sale at the respective balance sheet dates. Investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and any material temporary difference between the cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income. The specific identification method is used to determine the realized gains and losses on investments.

      Inventories Inventories are generally stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis.

      Property, Plant and Equipment Property, plant and equipment is stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives for financial reporting purposes are as follows: buildings and improvements, five to 33 years; demonstration and manufacturing equipment, three to five years; software, three to five years; and furniture, fixtures and other equipment, three to 15 years. Land improvements are amortized over the shorter of 15 years or the estimated useful life. Leasehold improvements are amortized over the shorter of five years or the lease term. During fiscal 2003, Applied reviewed the estimated useful lives of its fixed assets. This analysis indicated that estimated useful lives for certain assets should be increased based on historical experience and other considerations. This change in estimate resulted in approximately $23 million less depreciation expense in fiscal 2003 than would have been recognized under previous estimates.

      Intangible Assets Applied adopted Statement of Financial Accounting Standards (SFAS) No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” in the first fiscal quarter of 2002. SFAS 142 supersedes Accounting Principles Board (APB) Opinion No. 17, “Intangible Assets,” and discontinues the amortization of goodwill. In accordance with SFAS 142, beginning October 29, 2001, goodwill is no longer amortized, but is reviewed annually during the fourth fiscal quarter for impairment. Purchased technology and other intangible assets are presented at cost, net of accumulated amortization, and are amortized over their estimated useful lives of five to 10 years using the straight-line method.

      Long-Lived Assets Applied reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Applied assesses these assets for impairment based on estimated future cash flows from these assets.

      Research, Development and Engineering Costs Research, development and engineering costs are expensed as incurred.

      Advertising Costs Advertising costs are expensed as incurred. Advertising costs were not material for all periods presented.

      Revenue Recognition Applied recognizes revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered;

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

seller’s price to buyer is fixed or determinable; and collectibility is reasonably assured. At Applied, this policy generally results in revenue recognition at the following points: 1) for all transactions where legal title passes to the customer upon shipment, Applied recognizes revenue upon shipment for all products that have been demonstrated to meet product specifications prior to shipment. However, a portion of revenue associated with certain installation-related tasks, is recognized based on the estimated fair value of the tasks, when the tasks are completed; 2) for products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer technical acceptance; 3) for transactions where legal title does not transfer at shipment, revenue is recognized when legal title passes to the customer, which is typically at customer technical acceptance; and 4) for transactions containing multiple deliverables, the unearned portion is deferred until all four revenue recognition criteria have been met. Applied allocates revenue from multiple element arrangements to the various elements based upon relative fair values, which are generally determined from price lists. A provision for the estimated cost of warranty is recorded when revenue is recognized. Applied’s shipping terms are customarily FOB Applied shipping point or equivalent terms. Spare parts revenue is generally recognized upon shipment. License fees on software marketed as standalone products are recognized upon shipment when all four revenue recognition criteria have been met. Service revenue and software maintenance fees are generally recognized ratably over the period of the related contract. Prior to the implementation of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” in fiscal 2001, Applied generally recognized revenue for established equipment upon shipment.

      Change in Accounting Policy Applied implemented SAB 101 during the fourth fiscal quarter of 2001, retroactively effective to the beginning of fiscal 2001. Since the implementation of SAB 101 was retroactively effective to the beginning of fiscal 2001, the first three fiscal quarters of 2001 were restated in the fiscal 2001 Annual Report on Form 10-K. Applied recorded a cumulative effect of change in accounting principle of $267 million (net of income tax benefit of $112 million), or $0.16 per share, for the restated first fiscal quarter of 2001. This charge represents the after-tax difference between the new and previous revenue recognition policies prior to fiscal 2001 as of the implementation date at the beginning of fiscal 2001. Therefore, no restatement of years prior to fiscal 2001 was required. For periods prior to fiscal 2001, data was not available to provide pro forma information as if the change in accounting principle were applied retroactively. SAB 101 had no effect on Applied’s revenue recognition policy for spare parts, service, license fees on software marketed as standalone products and software maintenance fees. The cumulative effect of change in accounting principle of $267 million included $651 million of revenue recognized prior to fiscal 2001, of which $642 million was recognized during fiscal 2001. The remaining $9 million of revenue was recognized during the first fiscal quarter of 2002.

      Derivative Financial Instruments Applied uses financial instruments, such as forward exchange and currency option contracts, to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged. The purpose of Applied’s foreign currency management is to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. All of Applied’s derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments. For derivative instruments designated and qualifying as cash flow hedges of anticipated foreign currency denominated transactions, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income in stockholders’ equity, and is reclassified into earnings when the hedged transaction affects earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded immediately in earnings. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gain or loss on these hedges is recorded immediately in earnings to offset the changes in the fair value of

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the assets or liabilities being hedged. Applied does not use derivative financial instruments for trading or speculative purposes.

      Foreign Currency Translation Applied’s subsidiaries, with the exception of the subsidiary located in the United Kingdom, use the U.S. dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, except for non-monetary assets, such as inventories and property, plant and equipment, that are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. The resulting translation gains and losses are included in the Consolidated Statements of Operations as incurred. Applied’s subsidiary located in the United Kingdom operates primarily using the British pound, and therefore, the British pound has been determined to be the functional currency for the United Kingdom. Accordingly, all assets and liabilities of this subsidiary are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting translation adjustments are presented as a separate component of accumulated other comprehensive income/(loss) in stockholders’ equity.

      Prior to the second fiscal quarter of 2003, Applied’s subsidiaries located in Japan and Europe operated primarily using local currencies as their functional currencies. During the second fiscal quarter of 2003, Applied reviewed the functional currencies of its subsidiaries and determined that the U.S. dollar was most appropriate for its subsidiaries with the exception of its subsidiary located in the United Kingdom. This determination was made as a result of changes in facts, circumstances, scope of operations and business practices. The change in the functional currencies did not have a material effect on Applied’s business, results of operations and financial position for fiscal 2003.

      Stock-Based Compensation During the second fiscal quarter of 2003, Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123” became effective for Applied.

      Applied measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. As the exercise price of all options granted under these plans was equal to the fair market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in the Consolidated Statements of Operations.

      In accordance with SFAS 148 and SFAS No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” Applied’s pro forma option expense is computed using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Applied’s employee stock options have characteristics significantly different from those of traded options; therefore, in the opinion of management, the Black-Scholes option pricing model generally used to comply with SFAS 148 and SFAS 123 does not necessarily provide a reliable measure of the fair value of Applied’s options.

      To comply with SFAS 148, Applied is presenting the following table to illustrate the effect on the net income/(loss) and earnings/(loss) per share if it had applied the fair value recognition provisions of SFAS 123, as amended, to options granted under the stock-based employee compensation plans. For purposes

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of this pro forma disclosure, the estimated value of the options is amortized ratably to expense over the options’ vesting periods.

Fiscal year	2001	2002	2003

	(In thousands, except per share amounts)
Reported net income/(loss)	$507,829	$269,004	$(149,147)
Stock compensation expense, net of tax	(217,004)	(316,699)	(389,100)

Pro forma net income/(loss)	$290,825	$(47,695)	$(538,247)

Earnings/(loss) per share as reported:
Basic	$0.31	$0.16	$(0.09)
Diluted	$0.30	$0.16	$(0.09)
Pro forma earnings/(loss) per share:
Basic	$0.18	$(0.03)	$(0.32)
Diluted	$0.17	$(0.03)	$(0.32)

      Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $8.98 for fiscal 2001, $10.87 for fiscal 2002 and $6.85 for fiscal 2003. The weighted average estimated fair value of purchase rights granted under the Employees’ Stock Purchase Plans (ESPP) was $6.26 for fiscal 2001, $6.29 for fiscal 2002 and $5.31 for fiscal 2003. In calculating pro forma compensation, the fair value of each stock option grant and stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Stock Options			ESPP

Fiscal year	2001	2002	2003	2001	2002	2003

Dividend yield	None	None	None	None	None	None
Expected volatility	67%	69%	67%	67%	69%	67%
Risk-free interest rate	3.94%	3.58%	2.00%	5.52%	2.42%	1.44%
Expected life (in years)	3.4	3.6	3.6	0.5	0.5	2.0

      For additional information on Applied’s employee benefit plans, see Note 8 of Notes to Consolidated Financial Statements.

      Concentrations of Credit Risk Financial instruments that potentially subject Applied to significant concentrations of credit risk consist principally of cash equivalents, short-term investments, trade accounts receivable and derivative financial instruments used in hedging activities. Applied invests in a variety of financial instruments, such as, but not limited to, certificates of deposit, corporate and municipal bonds, and U.S. Treasury and agency securities, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. Applied’s customers consist of semiconductor manufacturers located throughout the world. Applied performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. Applied maintains a reserve for potentially uncollectible accounts receivable based on its assessment of the collectibility of accounts receivable. In addition, Applied may utilize letters of credit to mitigate credit risk when considered appropriate. Applied is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but does not expect any counterparties to fail to meet their obligations.

      Earnings Per Share Basic earnings per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and equivalents (representing the dilutive effect of stock options) outstanding during the period.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of Applied’s common stock for the period as the effect would be anti-dilutive. Options to purchase shares of common stock that were excluded from the computation were as follows:

Fiscal year	2001	2002	2003

	(In thousands, except prices)
Number of shares excluded	21,362	77,271	129,205
Average exercise price	$32.46	$23.82	$21.45

Recent Accounting Pronouncement

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate a VIE. This new requirement for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. Certain disclosures are effective immediately. Applied will implement FIN 46 during the first fiscal quarter of 2004 and will consolidate Applied Ventures I (Ventures I) as a VIE. Applied does not expect its implementation to have a material effect on its financial condition or results of operations. For additional discussion of Ventures I, see Note 3 of the Notes to the Consolidated Financial Statements.

Note 2	Financial Instruments

Investments

      Short-term investments by security type at October 26, 2003 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
Obligations of states and political subdivisions	$657,475	$6,508	$458	$663,525
U.S. commercial paper, corporate bonds and medium-term notes	1,370,050	10,399	5,018	1,375,431
Bank certificates of deposit	55,997	—	—	55,997
U.S. Treasury and agency securities	1,312,695	2,708	1,300	1,314,103
Other debt securities	713,532	7,395	1,634	719,293

	$4,109,749	$27,010	$8,410	$4,128,349

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Short-term investments by security type at October 27, 2002 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
Obligations of states and political subdivisions	$802,145	$9,002	$2,418	$808,729
U.S. commercial paper, corporate bonds and medium-term notes	933,643	15,729	2,281	947,091
Bank certificates of deposit	205,020	—	—	205,020
U.S. Treasury and agency securities	1,026,274	8,603	465	1,034,412
Other debt securities	633,069	16,813	399	649,483

	$3,600,151	$50,147	$5,563	$3,644,735

      Cash and cash equivalents included investments in debt and other securities of $542 million at October 27, 2002 and $884 million at October 26, 2003.

      Contractual maturities of short-term investments at October 26, 2003 were as follows:

		Estimated
	Cost	Fair Value

	(In thousands)
Due in one year or less	$2,356,254	$2,358,217
Due after one through three years	1,216,054	1,227,956
Due after three years	537,441	542,176

	$4,109,749	$4,128,349

      For fiscal 2002, gross realized gains on sales of short-term investments were $27 million, and gross realized losses were not material. For fiscal 2003, gross realized gains on sales of short-term investments were $44 million, and gross realized losses were $8 million. Applied manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet Applied’s current cash requirements.

      Derivative Financial Instruments Applied adopted SFAS No. 133 (SFAS 133) “Accounting for Derivative Instruments and Hedging Activities,” as amended, in the first fiscal quarter of 2001. SFAS 133 established new standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, must be recognized currently in earnings. All of Applied’s derivative financial instruments are recorded at their fair value in other current assets or accounts payable and accrued expenses. The transition adjustment upon adoption of SFAS 133 was not material.

      Applied conducts business in a number of foreign countries, with certain transactions denominated in local currencies, such as Japanese yen, the euro, Israeli shekel and British pound. The purpose of Applied’s foreign currency management is to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged.

      Applied uses derivative financial instruments, such as forward exchange contracts and currency option contracts, to hedge certain forecasted foreign currency denominated transactions expected to occur within the next 12 months. Hedges related to anticipated transactions are designated and documented at the inception of

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the hedge as cash flow hedges, and are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income in stockholders’ equity, and is reclassified into earnings when the hedged transaction affects earnings. All such amounts included in accumulated other comprehensive income at October 26, 2003 will be reclassified to earnings within 12 months. Changes in the fair value of currency option contracts due to changes in time value are excluded from the assessment of effectiveness, and are recognized in cost of products sold. The change in option time value was not material for fiscal 2001, 2002 or 2003. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, Applied immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amounts recognized due to anticipated transactions failing to occur were not material for all periods presented.

      Forward exchange contracts are used to hedge certain foreign currency denominated assets or liabilities. These derivatives are not designated for SFAS 133 hedge accounting treatment. Accordingly, changes in the fair value of these hedges are recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged.

      Derivative-related activity in accumulated other comprehensive income was as follows:

	2002	2003

	(In thousands)
Unrealized gain, net, on derivative instruments at beginning of period	$4,621	$5,987
Increase in fair value of derivative instruments	13,264	4,700
Gains reclassified to earnings, net	(11,898)	(8,758)

Unrealized gain, net, on derivative instruments at end of period	$5,987	$1,929

      Fair Value of Financial Instruments The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. At October 27, 2002, the carrying amount of long-term debt was $583 million, and the estimated fair value was $633 million. At October 26, 2003, the carrying amount was $562 million, and the estimated fair value was $625 million. The estimated fair value of long-term debt is based primarily on quoted market prices for the same or similar issues.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3	Balance Sheet Detail

	2002	2003

	(In thousands)
Inventories
Customer service spares	$644,352	$480,770
Raw materials	191,956	115,481
Work-in-process	195,409	143,130
Finished goods	242,099	211,311

	$1,273,816	$950,692

Property, Plant and Equipment, Net
Land and improvements	$253,322	$265,571
Buildings and improvements	1,354,146	1,396,976
Demonstration and manufacturing equipment	755,985	645,740
Furniture, fixtures and other equipment	539,948	562,020
Construction in progress	319,732	224,120

Gross property, plant and equipment	3,223,133	3,094,427
Accumulated depreciation	(1,458,196)	(1,534,597)

	$1,764,937	$1,559,830

Accounts Payable and Accrued Expenses
Accounts payable	$269,275	$258,416
Compensation and employee benefits	255,231	168,993
Installation and warranty	214,004	172,921
Deferred revenue	117,827	204,980
Restructuring	37,308	106,820
Other	454,511	407,341

	$1,348,156	$1,319,471

Goodwill, Purchased Technology and Other Intangible Assets

      Details of unamortized intangible assets, which consisted solely of goodwill, were as follows:

	2002	2003

	(in thousands)
Gross carrying amount	$248,160	$269,391
Accumulated amortization	(45,870)	(45,870)

	$202,290	$223,521

      In connection with the adoption of SFAS 142, “Goodwill and Other Intangible Assets,” as of the beginning of fiscal 2002, goodwill is no longer amortized but reviewed annually during the fourth fiscal quarter for impairment. Applied conducted goodwill impairment tests in fiscal 2002 and fiscal 2003, and the results of these tests indicated that Applied’s goodwill assets were not impaired. From October 27, 2002 to October 26, 2003, the change in goodwill was $21 million, which primarily consisted of $18 million for the acquisition of

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Boxer Cross, Inc. and a $3 million adjustment to the purchase price for an acquisition containing contingent purchase price provisions. For additional details, see Note 12 of the Notes to the Consolidated Financial Statements.

      Details of amortized intangible assets were as follows:

	2002			2003

		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total

	(in thousands)
Gross carrying amount	$312,529	$23,600	$336,129	$324,193	$23,600	$347,793
Accumulated amortization	(199,609)	(7,390)	(206,999)	(244,331)	(10,950)	(255,281)

	$112,920	$16,210	$129,130	$79,862	$12,650	$92,512

      Purchased technology and other intangible assets are amortized over their estimated useful lives of five to 10 years using the straight-line method. Aggregate amortization expense was $52 million and $48 million for the fiscal 2002 and 2003, respectively. As of October 26, 2003, future estimated amortization expense is expected to be $49 million for fiscal 2004, $20 million for fiscal 2005, $14 million for fiscal 2006, $5 million for fiscal 2007, $3 million for fiscal 2008 and $2 million thereafter.

Applied Materials Venture Capital Fund

      Ventures I invests in privately-held, early-stage companies engaged in developing systems, components and devices based on nanotechnology for specific applications and products. Ventures I is a limited partnership with Applied as the sole limited partner and an independent party as the general partner. Applied has committed to fund $50 million in capital contributions, but has reserved the option to discontinue capital contributions at $25 million. Applied’s capital contributions to Ventures I totaled approximately $9 million through October 27, 2002 and $16 million through October 26, 2003. As provided for in the partnership agreement, the general partner has control over investment decisions and operations of Ventures I. Accordingly, Applied accounts for its investment using the equity method. Capital contributions, net of the pro rata share of Ventures I’s results of operations, have been included in other assets and totaled $6 million at October 27, 2002 and $11 million at October 26, 2003.

      In January 2003, the FASB issued FIN 46 which provides guidance on the identification, classification and accounting of variable interest entities. Applied has determined that Ventures I qualifies for consolidation as a variable interest entity under FIN 46. Applied will implement FIN 46 by consolidating Ventures I during the first fiscal quarter of 2004 in accordance with the effective date of FIN 46, as amended. Applied does not expect the consolidation of Ventures I to have a material impact on its financial condition or results of operations.

Note 4	Notes Payable

      Applied has credit facilities for unsecured borrowings in various currencies up to approximately $674 million, of which $500 million is comprised of two revolving credit agreements in the U.S. with a group of banks. One agreement is a $250 million line of credit that expires in September 2004, and is expected to be renewed, and the other is a $250 million line of credit that expires in September 2006. The agreements provide for borrowings at various rates, including the lead bank’s prime reference rate, and include financial and other covenants with which Applied was in compliance at October 26, 2003. No amounts were outstanding under these agreements at the end of fiscal 2003. The remaining credit facilities of approximately $174 million are with Japanese banks at rates indexed to their prime reference rate. No amounts were outstanding under

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Japanese credit facilities at October 26, 2003. At October 27, 2002, $40 million was outstanding under Japanese credit facilities at an average annual interest rate of 0.30 percent.

Note 5	Long-Term Debt

      Long-term debt outstanding was as follows:

	2002	2003

	(In thousands)
Japanese debt, 3.00%-4.85%, maturing 2004-2011	$21,102	$18,714
Israeli note, variable interest rate, maturing in 2006	19,204	—
6.70-7.00% medium-term notes due 2005, interest payable March 15 and September 15	43,000	43,000
8.00% unsecured senior notes due 2004, interest payable March 1 and September 1	100,000	100,000
6.75% unsecured senior notes due 2007, interest payable April 15 and October 15	200,000	200,000
7.125% unsecured senior notes due 2017, interest payable April 15 and October 15	200,000	200,000

	583,306	561,714
Current portion	(9,453)	(105,292)

	$573,853	$456,422

      At October 26, 2003, $19 million of Japanese debt was collateralized by property and equipment with a net book value of $46 million.

      Applied has debt agreements that contain financial and other covenants. These covenants require Applied to maintain certain minimum financial ratios. At October 26, 2003, Applied was in compliance with all covenants.

      Aggregate debt maturities at October 26, 2003 were: $105 million in fiscal 2004; $46 million in fiscal 2005; $2 million in fiscal 2006; $202 million in fiscal 2007; $2 million in fiscal 2008; and $205 million thereafter.

Note 6	Restructuring, Asset Impairments and Other Charges

      Restructuring, asset impairments and other charges included the following:

Fiscal year	2001	2002	2003

	(In thousands)
Restructuring and asset impairment charges	$211,164	$77,479	$371,754
Acquired in-process research and development expense	10,000	8,000	—

	$221,164	$85,479	$371,754

      Restructuring, asset impairments and other charges for fiscal 2001 totaled $221 million, consisting of a charge of $10 million for acquired in-process research and development expense, and restructuring and asset impairment charges of $211 million. The restructuring and asset impairment charges of $211 million consisted of $105 million for headcount reductions, $45 million for consolidation of facilities and $61 million for other costs, primarily fixed asset writeoffs due to facility consolidation. As of October 26, 2003, the majority of the fiscal 2001 restructuring actions have been completed.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Restructuring, asset impairments and other charges for fiscal 2002 totaled $85 million, consisting of a charge of $8 million for acquired in-process research and development expense, and restructuring and asset impairment charges of $77 million. The restructuring and asset impairment charges consisted of $39 million for headcount reductions, $16 million for consolidation of facilities and $22 million for other costs, primarily fixed asset writeoffs due to facility consolidation. As of October 26, 2003, the majority of the fiscal 2002 restructuring actions have been completed.

      Restructuring and asset impairment charges for fiscal 2003 totaled $372 million, consisting of $186 million for headcount reductions, $86 million for consolidation of facilities and $100 million for other costs, primarily fixed asset writeoffs due to facility consolidation. The fiscal 2003 restructuring activities are expected to be completed during early 2004, which will result in additional costs.

      The restructuring actions in fiscal 2001, 2002 and 2003 were taken to better align Applied’s cost structure with prevailing market conditions due to the prolonged industry downturn. These actions, which were necessary as a result of reduced business volume, reduced Applied’s global workforce and consolidated Applied’s global facilities.

      Changes in restructuring reserves for fiscal 2002 and 2003 were as follows:

	Severance
	and Benefits	Facilities	Other	Total

	(In thousands)
Balance, October 28, 2001	$42,700	$37,900	$12,800	$93,400
Provision for fiscal 2002	38,946	15,928	22,605	77,479
Cash paid	(79,653)	(17,379)	(11,400)	(108,432)
Non-cash charges	—	(4,434)	(20,705)	(25,139)

Balance, October 27, 2002	1,993	32,015	3,300	37,308
Provision for fiscal 2003	185,733	86,105	99,916	371,754
Cash paid	(175,789)	(26,276)	(43,768)	(245,833)
Non-cash charges	—	(1,949)	(54,460)	(56,409)

Balance, October 26, 2003	$11,937	$89,895	$4,988	$106,820

Note 7	Stockholders’ Equity

      Stock Split On March 21, 2002, Applied’s Board of Directors approved a two-for-one stock split of Applied’s common stock, which was distributed in the form of a 100 percent stock dividend on or about April 16, 2002 to stockholders of record as of April 1, 2002. All prior period common stock and applicable share and per share amounts have been restated to reflect this stock dividend.

      Comprehensive Income See the Consolidated Statements of Stockholders’ Equity for the components of comprehensive income. Accumulated other comprehensive income consisted of the following components:

	2002	2003

	(In thousands)
Unrealized gain on investments	$41,257	$24,092
Unrealized gain on derivative instruments qualifying as cash flow hedges	5,987	1,929
Cumulative translation adjustments	(28,635)	(9,638)

	$18,609	$16,383

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock Repurchase Program Since March 1996, Applied has systematically repurchased shares of its common stock in the open market to partially fund its stock-based employee benefit and incentive plans. Upon the expiration of the previous authorization on March 22, 2001, the Board of Directors extended the share repurchase program and authorized the repurchase of up to $2.0 billion of Applied’s common stock in the open market over the succeeding three years. In fiscal 2001, there were 18,970,000 shares repurchased at an average price of $19.58 per share. In fiscal 2002, there were 6,795,000 shares repurchased at an average price of $18.40 per share. In fiscal 2003, there were 15,588,000 shares repurchased at an average price of $16.03 per share.

Note 8	Employee Benefit Plans

      Stock Options Applied grants options to employees and non-employee directors to purchase shares of its common stock, at future dates, at the fair market value on the date of grant. Options generally vest over one to four years, and generally expire no later than seven years from the date of grant. There were 83,946,000 shares available for grant at October 28, 2001, 96,874,000 at October 27, 2002 and 74,793,000 at October 26, 2003. Stock option activity was as follows:

	2001		2002		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

	(In thousands, except per share amounts)
Outstanding, beginning of year	243,994	$13.98	301,274	$15.57	268,562	$16.00
Granted and assumed	93,032	$18.10	8,802	$20.92	52,407	$13.61
Exercised	(21,280)	$6.21	(19,156)	$6.82	(38,480)	$6.67
Canceled	(14,472)	$19.23	(22,358)	$20.06	(30,454)	$18.96

Outstanding, end of year	301,274	$15.57	268,562	$16.00	252,035	$16.56

Exercisable, end of year	92,468	$8.29	114,188	$11.10	117,491	$15.94

      The following table summarizes information with respect to options outstanding and exercisable at October 26, 2003:

	Options Outstanding			Options Exercisable

		Weighted			Weighted
		Average	Weighted Average		Average
	Number	Exercise	Remaining	Number	Exercise
Range of exercise prices	of Shares	Price	Contractual Life	of Shares	Price

	(In thousands)		(In years)	(In thousands)
$ 0.01 - $ 4.99	2,353	$3.74	0.7	2,343	$3.75
$ 5.00 - $ 9.99	44,162	$7.36	1.5	44,087	$7.36
$10.00 - $19.99	138,963	$16.17	4.9	36,845	$17.7
$20.00 - $29.99	56,851	$21.59	4.0	25,851	$21.97
$30.00 - $59.99	9,706	$37.62	3.1	8,365	$37.92

	252,035	$16.56	4.0	117,491	$15.94

      Employees’ Stock Purchase Plan Applied sponsors two employees’ stock purchase plans for the benefit of U.S. and international employees. The U.S. plan is qualified under Section 423 of the Internal Revenue Code. Under the ESPP, substantially all employees may purchase Applied’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. Beginning in December 2002, Applied amended the

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ESPP to extend the offering period from six months to 24 months composed of four six-month purchase periods. ESPP contributions are limited to a maximum of 10 percent of an employee’s eligible compensation, up to a maximum of $6,500, per six-month purchase period. ESPP participants are also limited to purchasing a maximum of 1,000 shares per purchase period. Shares issued under the ESPP were 4,306,000 for fiscal 2001, 4,127,000 for fiscal 2002 and 6,212,000 for fiscal 2003. At October 26, 2003, there were 24,923,000 shares reserved for future issuance under the ESPP.

      Stock-Based Compensation See Note 1 to Notes to Consolidated Financial Statements.

      Restricted Stock During fiscal 2003, Applied issued 307,500 shares of restricted stock to two individuals, which consisted principally of an initial compensation package for Applied’s new President and Chief Executive Officer (CEO). On May 20, 2003, Applied issued 300,000 shares of restricted common stock at $0.01 per share to the new President and CEO. The closing market price of Applied’s common stock was $13.76 per share on May 20, 2003. One half of the shares vested on October 1, 2003, with the remaining shares vesting on October 1, 2004. The stock is subject to forfeiture if employment terminates prior to vesting. Deferred compensation was charged for the difference between the market value of the restricted shares and the sales price, and was presented as a reduction of stockholders’ equity in Applied’s consolidated balance sheet. Deferred compensation is amortized as compensation expense over the vesting period. During fiscal 2003, Applied recognized general and administrative expenses of approximately $2.7 million in amortization expense related to restricted stock issuances.

      Employee Bonus Plans Applied has various employee bonus plans. A profit sharing plan provides for the distribution of a percentage of pre-tax profits to substantially all Applied employees not eligible for other performance-based incentive plans, up to a maximum percentage of compensation. Other plans award annual bonuses to Applied’s executives and key contributors based on the achievement of profitability and other specific performance criteria. Applied also has agreements with key technical employees that provide for additional compensation related to the success of new product development and achievement of specified profitability criteria. Charges to expense under these plans were $56 million for fiscal 2001, $99 million for fiscal 2002 and not material for fiscal 2003.

      Employee Savings and Retirement Plan The Employee Savings and Retirement Plan is qualified under Sections 401(a) and (k) of the Internal Revenue Code. Applied contributes a percentage of each participating employee’s salary deferral contributions. These matching contributions become 20 percent vested at the end of an employee’s second year of service with Applied, and vest 20 percent per year of service thereafter until becoming fully vested at the end of six years of service. Prior to January 1, 2002, company matching contributions vested beginning at the end of an employee’s third year of service and became fully vested at the end of seven years of service. Effective January 1, 2004, each participant may elect to have his or her Company matching contributions in any of the diversified investment funds available under the plan or in Applied’s common stock. Applied’s matching contributions under this plan were $31 million for fiscal 2001, $27 million for fiscal 2002, and $13 million, net of $12 million in forfeitures for fiscal 2003. Forfeitures were not material for fiscal 2001 and fiscal 2002.

      Defined Benefit Pension Plans of Foreign Subsidiaries Several of Applied’s foreign subsidiaries have defined benefit pension plans covering substantially all of their eligible employees. Benefits under these plans are based on years of service and final average compensation levels. Applied has funded its plans in accordance with the terms of the plans and local statutory requirements, which differ for each of the countries in which the subsidiaries are located. Expenses under these plans, consisting principally of service cost, were $12 million for fiscal 2001, $16 million for fiscal 2002 and $18 million for fiscal 2003. At October 26, 2003, the aggregate accumulated benefit obligation was $102 million, the projected benefit obligation was $123 million, and the fair value of plan assets was $33 million. The difference between the aggregate accumulated benefit obligation and aggregate plan assets has been recorded as a liability by Applied.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Post-Retirement Benefits On January 1, 1999, Applied adopted a plan that provides medical and vision benefits to retirees who are at least age 55 and whose age plus years of service is at least 65 at date of retirement. An eligible retiree may elect coverage for a spouse or domestic partner under the age of 65. Coverage under the plan generally ends for both the retiree and spouse or domestic partner upon reaching age 65. This plan has not had, and is not expected to have, a material effect on Applied’s financial condition or results of operations.

Note 9	Income Taxes

      The components of income/(loss) from operations before income taxes and cumulative effect of change in accounting principle were as follows:

Fiscal year	2001	2002	2003

	(In thousands)
U.S.	$775,029	$131,818	$(345,081)
Foreign	328,773	208,693	133,525

	$1,103,802	$340,511	$(211,556)

      The components of the provision for/(benefit from) income taxes were as follows:

Fiscal year	2001	2002	2003

	(In thousands)
Current:
U.S.	$136,412	$(4,781)	$(45,765)
Foreign	91,708	80,406	55,204
State	12,224	(3,957)	8,646

	240,344	71,668	18,085

Deferred:
U.S.	89,051	(21,002)	(76,804)
Foreign	(203)	15,157	2,929
State	(618)	5,684	(6,619)

	88,230	(161)	(80,494)

	$328,574	$71,507	$(62,409)

      A reconciliation between the statutory U.S. federal income tax rate of 35 percent and Applied’s actual effective income tax provision/(benefit) rate is as follows:

Fiscal year	2001	2002	2003

Tax provision at U.S. statutory rate	35.0%	35.0%	(35.0)%
Effect of foreign operations taxed at various rates	(1.6)	(4.0)	5.8
State income taxes, net of federal benefit	0.7	0.3	0.6
Research and other tax credits	(2.3)	(0.4)	—
Export sales benefit	(2.9)	(11.2)	(4.2)
Other	0.9	1.3	3.3

	29.8%	21.0%	(29.5)%

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Applied’s effective income tax rate was lower in fiscal 2002 due primarily to significant Foreign Sales Corporation and extraterritorial income tax benefits, which resulted from an increase in Foreign Sales Corporation and extraterritorial qualified income.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of net deferred income tax assets were as follows:

	2002	2003

	(In thousands)
Current deferred income tax assets, net:
Inventory reserves and basis difference	$155,185	$95,892
Installation and warranty reserves	79,371	50,855
Accrued liabilities	217,943	222,018
Restructuring reserves	28,588	49,256
Loss carryforwards	—	236,178
Tax credit carryforwards	84,849	128,624

	565,936	782,823

Deferred income tax liabilities, net:
Depreciation	(23,563)	(21,984)
Purchased technology	(19,900)	(14,317)
Other	35,946	21,031

	(7,517)	(15,270)

	$558,419	$767,553

      U.S. income taxes have not been provided for approximately $291 million of cumulative undistributed earnings of several non-U.S. subsidiaries. Applied intends to reinvest these earnings indefinitely in operations outside of the U.S.

      At October 26, 2003, Applied’s federal and state net operating loss carryforwards for tax return purposes was $642 million and $174 million, respectively. Management believes that net operating losses will be utilized in future periods. If not utilized, the federal net operating loss carryforwards will begin to expire in fiscal 2023 and the state net operating loss carryforwards will begin to expire in fiscal 2008. As of October 26, 2003, Applied’s federal tax credit carryforwards for tax return purposes were $97 million. If not utilized, the federal tax credit carryforwards will begin to expire in fiscal 2006.

      Applied’s income taxes payable have been reduced, and deferred tax assets have been increased, by the tax benefits associated with employee stock option transactions. These benefits, credited directly to stockholders’ equity, amounted to $75 million for fiscal 2002 and $124 million for fiscal 2003. Benefits reducing taxes payable amounted to $75 million for fiscal 2002, and benefits increasing deferred tax assets amounted to $124 million for fiscal 2003.

Note 10	Industry Segment and Foreign Operations

      Applied operates in one segment for the manufacture, marketing and servicing of integrated circuit fabrication equipment. In accordance with SFAS No. 131 (SFAS 131), “Disclosures About Segments of an Enterprise and Related Information,” Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resources and assessing performance for the entire company. All material operating units qualify for aggregation under SFAS 131 due to their identical customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since Applied operates in one segment and in one group of similar products and services, all financial segment and product line information required by SFAS 131 can be found in the consolidated financial statements.

      For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Net sales and long-lived assets by geographic region were as follows:

		Long-lived
	Net Sales	Assets

	(In thousands)
2001:
North America*	$2,130,739	$1,450,344
Taiwan	1,109,370	53,347
Japan	1,875,992	124,653
Europe	1,084,945	126,219
Korea	448,864	23,116
Asia-Pacific**	693,338	19,193

	$7,343,248	$1,796,872

2002:
North America*	$1,327,886	$1,497,247
Taiwan	1,238,504	41,497
Japan	756,700	107,424
Europe	660,042	119,105
Korea	443,099	21,298
Asia-Pacific**	636,081	33,981

	$5,062,312	$1,820,552

2003:
North America*	$1,179,131	$1,341,485
Taiwan	583,439	41,064
Japan	827,193	92,830
Europe	695,085	95,818
Korea	665,502	20,125
Asia-Pacific**	526,941	33,494

	$4,477,291	$1,624,816

*	Primarily the United States.

**	Includes China.

      Net sales to Intel Corporation represented 12 percent of Applied’s fiscal 2001 net sales, and 10 percent of Applied’s fiscal 2002 net sales. During fiscal 2003, two customers individually accounted for more than

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10 percent of net sales: net sales to Intel Corporation represented 13 percent of Applied’s net sales; and net sales to Samsung America, Inc. represented 12 percent of Applied’s net sales.

Note 11	Commitments and Contingencies

Leases

      Applied leases some of its facilities and equipment under non-cancelable operating leases and has options to renew most leases, with rentals to be negotiated. At October 27, 2002, Applied leased office and general operating facilities in Hillsboro, Oregon under a synthetic lease agreement. Applied purchased these facilities for $52 million during fiscal 2003.

      Total rent expense was $153 million for fiscal 2001, $140 million for fiscal 2002 and $134 million for fiscal 2003. Future minimum lease payments at October 26, 2003 were: $111 million for fiscal 2004; $82 million for fiscal 2005; $60 million for fiscal 2006; $43 million for fiscal 2007; $35 million for fiscal 2008; and $147 million thereafter.

Accounts Receivables Sales

      Applied has several agreements that allow it to sell accounts receivable from selected customers at a discount to various financial institutions. Receivable sales have the effect of increasing cash and reducing accounts receivable and days sales outstanding. Discounting fees were recorded in interest expense and were not material for fiscal 2001, 2002 or 2003. Accounts receivable sales under these agreements were $1.2 billion for fiscal 2001, $689 million for fiscal 2002 and $556 million for fiscal 2003. At October 26, 2003, $168 million of sold receivables remained outstanding under these agreements. A portion of these sold receivables is subject to certain limited recourse provisions. However, Applied has not experienced any losses under these recourse provisions.

Guarantees

      Applied adopted FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Indebtedness of Others,” during the first fiscal quarter of 2003. FIN 45 requires disclosures concerning Applied’s obligations under certain guarantees.

      Pursuant to FIN 45, Applied is required to disclose the changes in product warranty reserves. Applied products are generally sold with a 12-month warranty period following installation. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product, configuration and geographic region.

      Changes in the warranty reserves were as follows (in thousands):

	2002	2003

Beginning balance	$236,503	$168,175
Provisions for warranty	135,077	110,775
Consumption of reserves	(203,405)	(140,543)

Ending balance	$168,175	$138,407

      As noted above, Applied’s products are generally sold with a 12-month warranty. Accordingly, current warranty provisions are related to the current year’s net sales, and warranty consumption is associated with current and prior year’s net sales.

      During the ordinary course of business, Applied also provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of October 26, 2003, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $56 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

      Applied also has additional guarantee arrangements on behalf of certain subsidiaries. As of October 26, 2003, Applied has not recorded any liability related to guarantees of subsidiary obligations. Applied does not expect, based on historical experience and information currently available, that it is probable any amounts will be required to be paid under these arrangements. Subsidiary guarantees as of October 26, 2003 were associated with the following types of arrangements: short-term borrowings, term loans, overdrafts and leases. While certain subsidiaries have short-term borrowing, term loans and overdraft facilities available totaling approximately $169 million as of October 26, 2003, no amounts were outstanding as of October 26, 2003. In the event of use and subsequent default of these facilities by Applied’s subsidiaries, such arrangements would be guaranteed by Applied. In addition, certain subsidiaries have lease arrangements guaranteed by Applied. These leases will expire between 2009 and 2014. In the event that the subsidiaries do not make the required payments, Applied could be required to pay the leases on behalf of the subsidiaries. As of October 26, 2003, annual lease obligations under these arrangements approximated $12 million.

Legal Matters

      On June 13, 1997, after Varian Associates, Inc. (Varian) failed to respond to requests by Applied to discuss certain patent issues, Applied filed a lawsuit against Varian alleging infringement of several of Applied’s patents concerning physical vapor deposition (PVD) technology. On July 7, 1997, Applied amended that action to allege infringement of those same Applied PVD patents against Novellus Systems, Inc. (Novellus) and to add Novellus as a defendant, as a result of Novellus’ acquisition of Varian’s thin film systems PVD business. On June 23, 1997, Novellus filed a separate lawsuit against Applied, alleging infringement by Applied of several PVD technology patents that were formerly owned by Varian. Novellus seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys’ fees. In September 2000, Applied and Varian settled their disputes, and Applied released all claims with respect to the Inova System as it was made and sold as of May 7, 1997. On October 3, 2000, Applied’s claims against Varian and Varian’s claims and counterclaims against Applied were dismissed with prejudice. The litigation with Novellus continues. Discovery has closed in the actions. The court has rescheduled the previously set trial date from January 20, 2004 to May 24, 2004. Applied believes the May trial will involve only infringement and validity issues regarding Novellus’ patent claims against Applied and Applied’s declaratory judgment claims against Novellus’ patents. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

      On January 8, 2001, Axcelis Technologies, Inc. (Axcelis), formerly a subsidiary of Eaton Corporation, filed a lawsuit alleging that Applied infringes a patent concerning ion implantation owned by Axcelis. The complaint also alleges various Massachusetts state and common law tortious interference and unfair competition claims. Axcelis seeks a preliminary and permanent injunction, damages, costs and attorneys’ fees. On April 12, 2001, Applied answered the complaint by denying all allegations and counterclaimed for declaratory judgment of invalidity and non-infringement, and violations of various unfair and deceptive trade practices laws. Applied seeks damages, a permanent injunction, costs and attorneys’ fees. On July 2, 2003, a jury ruled in favor of Applied, returning a verdict that Applied’s SwiftTM ion implantation system does not infringe Axcelis’ patent. The court has entered judgment in favor of Applied on Axcelis’ patent claim. Axcelis has filed a notice of appeal and the appeal is proceeding. The state law claims have not yet been resolved. Applied believes it has meritorious defenses and counterclaims to the action and intends to pursue them vigorously.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On March 12, 2002, Linear Technology Corp. (LTC) filed a lawsuit against Applied alleging claims for breach of contract, fraud and deceit, negligent misrepresentation, suppression of fact, unfair competition, breach of warranty, express contractual indemnity, implied equitable indemnity and declaratory relief. After the court dismissed many of its claims, LTC amended its complaint to allege claims only for fraud and deceit and violation of California Business and Professions Code §17200. In the amended complaint, LTC seeks compensatory damages, punitive damages, injunctive relief and restitution. LTC also seeks costs and attorneys’ fees, and also asserts similar claims against certain other semiconductor equipment manufacturers. Applied believes that it has meritorious defenses and intends to pursue them vigorously.

      On June 11, 2001, Semitool, Inc. (Semitool) filed a lawsuit in California alleging that Applied infringes a patent concerning seed repair and electroplating owned by Semitool. Semitool sought a preliminary and permanent injunction, damages, costs and attorneys’ fees. On July 12, 2001, Semitool dismissed the California action and filed a substantially identical lawsuit in Oregon. On July 13, 2001, Applied filed a declaratory judgment action against Semitool seeking a declaration that Applied has not infringed the Semitool patent and that Semitool’s patent is invalid and unenforceable. Applied also seeks costs and attorneys’ fees. The actions are proceeding together in Oregon. Semitool has also asserted similar claims against certain other semiconductor equipment manufacturers. The Oregon Court has issued an order interpreting the patent claims and has scheduled a trial date of February 3, 2004. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

      On July 31, 2001, David Scharf, an individual, filed a lawsuit against Applied alleging that Applied has infringed, has induced others to infringe and has contributed to others’ infringement of a patent concerning color synthesizing scanning electron microscope technology. Mr. Scharf seeks a preliminary and permanent injunction, damages and costs. Applied has answered the complaint and counterclaimed for declaratory judgment of non-infringement and invalidity. On May 10, 2002, Mr. Scharf filed a request for re-examination of his patent with the Patent and Trademark Office. On June 26, 2002, the case was removed from the Court’s active docket after the parties stipulated to stay the case pending the results of that re-examination. On July 11, 2002, Applied filed its own request for re-examination of Mr. Scharf’s patent with the Patent and Trademark Office. Applied’s request for re-examination was granted on September 19, 2002. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

      On August 27, 2002, ASM America, Inc. and ASM International, N.V. (collectively ASMI) filed a lawsuit against Applied seeking a judicial declaration that ASMI does not infringe six patents belonging to Applied that relate to remote cleaning of CVD chambers and to deposition of silicon nitride. The suit also seeks a judicial declaration that the six patents are invalid. Applied responded to the complaint by denying the allegations and asserting counterclaims for infringement of the six parents. No trial date has been set. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

      On October 3, 2003, ASMI filed a lawsuit against Applied claiming that Applied infringes six ASMI patents. ASMI seeks damages for past infringement, enhanced damages, injunctive relief, costs and attorneys’ fees. Applied responded to the complaint by denying the allegations and asserting counterclaims for invalidity, unenforceability and non-infringement of the ASMI patents. Applied also asserted counterclaims for infringement of the six Applied patents at issue in the ASMI-Arizona case and one additional patent. Applied seeks injunctive relief, compensatory and enhance damages, costs and attorneys’ fees. No trial date has been set. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asserted claims of the patents under which those products were found to be covered are valid. Applied believes that it has meritorious defenses and intends to pursue them vigorously.

      On October 10, 2002, Robert Bosch GmbH (Bosch), a German company, filed a lawsuit against Applied alleging that Applied infringed two patents owned by Bosch related to anisotropic etching. Bosch sought a preliminary and permanent injunction, damages, costs and attorneys’ fees. Applied answered the complaint and counterclaimed for declaratory judgment of non-infringement and invalidity. The parties have settled the litigation and all claims and counterclaims have been dismissed with prejudice.

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

Note 12	Business Combinations

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On June 27, 2001, Applied acquired Oramir, a supplier of advanced laser cleaning technologies for semiconductor wafers, in a purchase business combination for $21 million in cash. In connection with this acquisition, Applied recorded acquired in-process research and development expense of $10 million and goodwill of $12 million. The amount of acquired in-process research and development expense was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future uses existed. The value of the projects identified to be in-process was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value at a rate commensurate with the level of risk and maturity of the projects, and then applying a percentage of completion to the calculated value.

      For all of the purchase business combinations discussed above, the results of operations prior to the acquisition dates were not material in relation to those of Applied for any of the periods presented herein. Goodwill is not amortized but is reviewed periodically for impairment, in accordance with SFAS 142, and purchased technology is amortized over its useful life of five to ten years. These acquisitions have not had, and are not expected to have, a material effect on Applied’s financial condition or results of operations.

Note 13	Unaudited Quarterly Consolidated Financial Data

	Fiscal Quarter
					Fiscal
	First	Second	Third	Fourth	Year

	(In thousands, except per share amounts)
2002:
Net sales	$1,000,460	$1,156,472	$1,459,682	$1,445,698	$5,062,312
Gross margin	$385,452	$462,740	$606,143	$602,326	$2,056,661
Net income/(loss)	$(45,495)	$52,030	$115,227	$147,242	$269,004
Earnings/(loss) per share	$(0.03)	$0.03	$0.07	$0.09	$0.16
2003:
Net sales	$1,054,209	$1,107,177	$1,094,907	$1,220,998	$4,477,291
Gross margin	$390,382	$372,774	$346,928	$494,371	$1,604,455
Net income/(loss)	$(65,670)	$(62,126)	$(36,802)	$15,451	$(149,147)
Earnings/(loss) per share	$(0.04)	$(0.04)	$(0.02)	$0.01	$(0.09)

REPORT OF MANAGEMENT

      Management is responsible for the preparation and integrity of the consolidated financial statements appearing in this Annual Report on Form 10-K. The financial statements were prepared in conformity with accounting principles generally accepted in the United States of America appropriate under the circumstances and, accordingly, include some amounts based on management’s best judgments and estimates. Financial information in this Annual Report on Form 10-K is consistent with that in the financial statements.

      Management is responsible for maintaining a system of internal business controls and procedures to provide reasonable assurance, at an appropriate cost/benefit relationship, that assets are safeguarded and that transactions are authorized, recorded and reported properly. The internal control system is augmented by appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written code of business ethics applicable to all employees of Applied and its subsidiaries. Management believes that Applied’s internal controls provide reasonable assurance that assets are safeguarded against material loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements and other data and maintaining accountability for assets.

      The Audit Committee of the Board of Directors, composed solely of Directors who are not employees or officers of Applied, meets on a regular periodic basis with the independent auditors, internal auditors and management to discuss internal business controls, auditing and financial reporting matters. The Committee reviews with the independent auditors the scope and results of the audit effort. The Committee also meets with the independent auditors without management present to ensure that the independent auditors have free access to the Audit Committee.

      The independent auditors, PricewaterhouseCoopers LLP, are engaged to audit the consolidated financial statements of Applied and to conduct such tests and related procedures as they deem necessary in accordance with generally accepted auditing standards. The opinion of the independent auditors, based upon their audits of the consolidated financial statements, is contained in this Annual Report on Form 10-K.

/s/ MICHAEL R. SPLINTER

Michael R. Splinter
President and Chief Executive Officer

/s/ JOSEPH R. BRONSON

Joseph R. Bronson
Executive Vice President
and Chief Financial Officer

November 12, 2003

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Applied Materials, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) on page 30 present fairly, in all material respects, the financial position of Applied Materials, Inc. and its subsidiaries at October 27, 2002 and October 26, 2003, and the results of their operations and their cash flows for each of the three years in the period ended October 26, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 30 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Jose, California
November 12, 2003

INDEX TO EXHIBITS

      These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit No.	Description

2	Agreement and Plan of Reorganization, dated as of January 12, 2000, by and among Applied Materials, Inc., Boston Acquisition Sub Inc. and Etec Systems, Inc., incorporated by reference to Applied’s Form S-4 (file no. 333-96427) filed February 8, 2000.
3.1	Certificate of Incorporation of Applied Materials, Inc., as amended and restated through March 31, 2000, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 30, 2000 (file no. 002-45028) filed June 8, 2000.
3.2	Certificate of Designation, Preferences and Rights of the Terms of the Series A Junior Participating Preferred Stock dated as of July 9, 1999, incorporated by reference to Applied’s Form 10-Q for the quarter ended August 1, 1999 (file no. 000-06920) filed September 14, 1999.
3.3	Bylaws of Applied Materials, Inc., as amended and restated through November 28, 2001, incorporated by reference to Applied’s Form 10-K for fiscal year 2001 (file no. 002-45028) filed January 23, 2002.
4.1	Form of Indenture (including form of debt security) between Applied Materials, Inc. and Harris Trust Company of California, as Trustee, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed August 17, 1994.
4.2	Rights Agreement, dated as of July 7, 1999, between Applied Materials, Inc. and Harris Trust and Savings Bank, as Rights Agent, incorporated by reference to Applied’s Registration Statement on Form 8-A (file no. 000-06920) dated July 13, 1999.
4.3	First Amendment to Rights Agreement, dated as of November 6, 2002, between Applied Materials, Inc. and Computershare Investor Services, LLC, as Rights Agent, incorporated by reference to Applied’s Registration Statement on Form 8-A/A (file no. 000-06920) dated November 25, 2002.
10.1*	The 1976 Management Stock Option Plan, as amended to October 5, 1993, incorporated by reference to Applied’s Form 10-K for fiscal year 1993 (file no. 000-06920) filed December 21, 1993.
10.2*	Applied Materials, Inc. Supplemental Income Plan, as amended, including Participation Agreements with James C. Morgan, Walter Benzing, and Robert Graham, incorporated by reference to Applied’s Form 10-K for fiscal year 1981 (file no. 000-06920) filed January 22, 1982.
10.3*	Amendment to Supplemental Income Plan, dated July 20, 1984, incorporated by reference to Applied’s Form 10-K for fiscal year 1984 (file no. 000-06920) filed January 25, 1985.
10.4*	The Applied Materials, Inc. Employee Financial Assistance Plan, incorporated by reference to Applied’s Definitive Proxy Statement (file no. 000-06920) filed February 5, 1981.
10.5*	Applied Materials, Inc. Supplemental Income Plan as amended to December 15, 1988, including the Participation Agreement with James C. Morgan, incorporated by reference to Applied’s Form 10-K for fiscal year 1988 (file no. 000-06920) filed January 23, 1989.
10.6	License Agreement dated January 1, 1992, between Applied Materials and Varian Associates, Inc., incorporated by reference to Applied’s Form 10-K for fiscal year 1992 (file no. 000-06920) filed December 16, 1992.
10.7*	Amendment dated December 9, 1992 to Applied Materials, Inc. Supplemental Income Plan dated June 4, 1981 (as amended to December 15, 1988), incorporated by reference to Applied’s Form 10-K for fiscal year 1993 (file no. 000-06920) filed December 21, 1993.
10.8*	Applied Materials, Inc. Executive Deferred Compensation Plan, as amended and restated on April 1, 1995, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 30, 1995 (file no. 000-06920) filed June 7, 1995.
10.9	Applied Materials, Inc. Medium-Term Notes, Series A Distribution Agreement, dated August 24, 1995, incorporated by reference to Applied’s Form 10-K for fiscal year 1995 (file no. 000-06920) filed January 12, 1996.

Exhibit No.	Description

10.10	Underwriting Agreement between Applied Materials, Inc. and Morgan Stanley & Co. Incorporated dated October 9, 1997, incorporated by reference to form of Underwriting Agreement between Applied Materials, Inc. and Morgan Stanley & Co. Incorporated previously filed with Applied’s Form S-3 (file no. 033-52471) filed March 1, 1994.
10.11*	Amendment No. 1 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 26, 1998 (file no. 000-06920) filed September 9, 1998.
10.12*	Amendment No. 2 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 26, 1998 (file no. 000-06920) filed September 9, 1998.
10.13	Receivables Purchase Agreement dated October 22, 1998, between Applied Materials, Inc. and Deutsche Financial Services Corporation, incorporated by reference to Applied’s Form 10-K for fiscal year 1998 (file no. 000-06920) filed January 20, 1999.
10.14*	Applied Materials, Inc. amended and restated Employees’ Stock Purchase Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2002 (file no. 000-06920) filed January 23, 2003.
10.15	Amendment dated January 26, 1999 to Receivables Purchase Agreement dated October 22, 1998, between Applied Materials, Inc. and Deutsche Financial Services Corporation, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 31, 1999 (file no. 000-06920) filed March 9, 1999.
10.16	Receivables Purchase Agreement dated January 26, 1999, between Applied Materials, Inc. and Deutsche Financial Services (UK) Limited, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 31, 1999 (file no. 000-06920) filed March 9, 1999.
10.17	Second Amendment dated April 28, 1999 to Receivables Purchase Agreement dated October 22, 1998, between Applied Materials, Inc. and Deutsche Financial Services Corporation, incorporated by reference to Applied’s Form 10-Q for the quarter ended May 2, 1999 (file no. 000-06920) filed June 15, 1999. (Confidential treatment has been granted for certain portions of the agreement.)
10.18	Amendment dated April 28, 1999 to Receivables Purchase Agreement dated January 26, 1999, between Applied Materials, Inc. and Deutsche Financial Services Corporation (UK) Limited, incorporated by reference to Applied’s Form 10-Q for the quarter ended May 2, 1999 (file no. 000-06920) filed June 15, 1999 (Confidential treatment has been granted for certain portions of the agreement.)
10.19*	Applied Materials, Inc. Nonqualified Stock Option Agreement related to the 1995 Equity Incentive Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended May 2, 1999 (file no. 000-06920) filed June 15, 1999.
10.20	Form of Indemnification Agreement between Applied Materials, Inc. and Non-Employee Directors, dated June 11, 1999, incorporated by reference to Applied’s Form 10-K for fiscal year 1999 (file no. 333-88777) filed January 31, 2000.
10.21	Form of Indemnification Agreement between Applied Materials, Inc. and James C. Morgan and Dan Maydan, dated June 11, 1999, incorporated by reference to Applied’s Form 10-K for fiscal year 1999 (file no. 333-88777) filed January 31, 2000.
10.22	Form of Indemnification Agreement between Applied Materials, Inc. and Joseph R. Bronson, Sasson Somekh and David N.K. Wang, dated November 2, 1999, incorporated by reference to Applied’s Form 10-K for fiscal year 1999 (file no. 333-88777) filed January 31, 2000.
10.23	$250,000,000 364-Day Credit Agreement dated March 10, 2000, among Applied Materials, Inc., Citicorp USA, Inc. as Agent, and Bank of America N.A. as Co-Agent, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 30, 2000 (file no. 002-45028) filed June 8, 2000.
10.24*	Applied Materials, Inc. amended and restated Senior Executive Bonus Plan, incorporated by reference to Applied’s Preliminary Proxy Statement (file no. 000-06920) filed February 4, 2000.
10.25*	Form of Applied Materials, Inc. Nonqualified Stock Option Grant Agreement for use under the 1995 Equity Incentive Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 29, 2001 (file no. 002-45028) filed June 7, 2001.

Exhibit No.	Description

10.26*	Applied Materials, Inc. amended and restated Employees’ Stock Purchase Plan for Offshore Employees, incorporated by reference to Applied’s S-8 (file no. 033-63847) filed October 31, 1995.
10.27*	Applied Materials, Inc. amended and restated 30th Anniversary Stock Option Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2002 (file no. 000-06920) filed January 23, 2003.
10.28*	Applied Materials, Inc. amended and restated 1998 Non-Executive Employee Retention Stock Option Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2002 (file no. 000-06920) filed January 23, 2003.
10.29*	Applied Materials, Inc. amended and restated 2000 Global Equity Incentive Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2002 (file no. 000-06920) filed January 23, 2003.
10.30*	Applied Materials, Inc. Profit Sharing Scheme (Ireland), incorporated by reference to Applied’s S-8 (file no. 333-45011) filed January 27, 1998.
10.31*	Applied Materials, Inc. Stock Purchase Plan for Offshore Employees, as amended on April 16, 2002, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 27, 2003 (file no. 000-06920) filed June 11, 2003.
10.32*	Term Sheet for employment of Michael R. Splinter, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 27, 2003 (file no. 000-06920) filed June 11, 2003.
10.33*	Restricted Stock Agreement for Michael R. Splinter, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 27, 2003 (file no. 000-06920) filed June 11, 2003.
10.34	Program for Accounts Receivable Transfer Agreement dated April 9, 2003 between Applied Materials, Inc. and Bank of America, N.A., incorporated by reference to Applied’s Form 10-Q for the quarter ended April 27, 2003 (file no. 000-06920) filed June 11, 2003. (Confidential treatment has been granted for the redacted portion of the agreement.)
10.35	$250,000,000 364-Day Credit Agreement dated September 19, 2003, among Applied Materials, Inc., and Citigroup Global Markets Inc., Keybank National Association, BNP Paribas, Mizuho Corporate Bank, Ltd. and Citicorp USA, Inc. (Confidential treatment has been requested for redacted portions of the agreement.)
10.36	$250,000,000 Three-Year Credit Agreement dated as of September 19, 2003 among Applied Materials, Inc. and Citigroup Global Markets Inc., Keybank National Association, BNP Paribas, Mizuho Corporate Bank, Ltd. and Citicorp USA, Inc. (Confidential treatment has been requested for redacted portions of the agreement.)
10.37*	Applied Materials, Inc. amended and restated 1995 Equity Incentive Plan.
12	Ratio of Earnings to Fixed Charges.
21	Subsidiaries of Applied Materials, Inc.
23	Consent of Independent Auditors.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ MICHAEL R. SPLINTER

Michael R. Splinter
President and Chief Executive Officer

Dated: January 13, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Title	Date

/s/ MICHAEL R. SPLINTER Michael R. Splinter		President, Chief Executive Officer and Director (Principal Executive Officer)	January 13, 2004

/s/ JOSEPH R. BRONSON Joseph R. Bronson		Executive Vice President and Chief Financial Officer (Principal Financial Officer)	January 13, 2004

/s/ NANCY H. HANDEL Nancy H. Handel		Group Vice President, Deputy Chief Financial Officer and Corporate Controller (Principal Accounting Officer)	January 13, 2004

Directors:

* James C. Morgan		Chairman of the Board	January 13, 2004

* Michael H. Armacost		Director	January 13, 2004

* Deborah A. Coleman		Director	January 13, 2004

* Herbert M. Dwight, Jr.		Director	January 13, 2004

* Philip V. Gerdine		Director	January 13, 2004

* Paul R. Low		Director	January 13, 2004

* Dan Maydan		Director	January 13, 2004

* Steven L. Miller		Director	January 13, 2004

* Gerhard H. Parker		Director	January 13, 2004

Representing a majority of the members of the Board of Directors.

*By	/s/ MICHAEL R. SPLINTER Michael R. Splinter, Attorney-in-Fact **

**	By authority of the power of attorney filed herewith.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

(Dollars in thousands)

	Balance at	Additions -		Balance at
Fiscal Year	Beginning of Year	Charged to Income	Deductions	End of Year

2001	$1,825	$1,956	$(1,081)	$2,700
2002	$2,700	$—	$(625)	$2,075
2003	$2,075	$—	$(228)	$1,847