Form 10-Q
period 2004-02-01
APPLIED MATERIALS INC /DE
filed 2004-03-12
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 1, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-6920

Applied Materials, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-1655526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3050 Bowers Avenue, P.O. Box 58039, Santa Clara, California	95052-8039
(Address of principal executive offices)	(Zip Code)

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      Number of shares outstanding of the issuer’s common stock as of February 1, 2004: 1,685,821,514

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended

	January 26,	February 1,
	2003	2004

	(In thousands, except per
	share amounts)
Net sales	$1,054,209	$1,555,448
Cost of products sold	663,827	879,279

Gross margin	390,382	676,169
Operating expenses:
Research, development and engineering	243,205	242,645
Marketing and selling	92,217	88,398
General and administrative	72,801	80,294
Restructuring, asset impairments and other charges	99,338	167,459

Income/(loss) from operations	(117,179)	97,373
Interest expense	11,342	11,800
Interest income	35,372	31,273

Income/(loss) before income taxes	(93,149)	116,846
Provision for/(benefit from) income taxes	(27,479)	34,470

Net income/(loss)	$(65,670)	$82,376

Earnings/(loss) per share:
Basic	$(0.04)	$0.05
Diluted	$(0.04)	$0.05
Weighted average number of shares:
Basic	1,650,612	1,682,025
Diluted	1,650,612	1,735,268

See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS*

	October 26,	February 1,
	2003	2004

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,364,857	$1,470,471
Short-term investments	4,128,349	4,226,823
Accounts receivable, net	912,875	1,081,142
Inventories	950,692	999,740
Deferred income taxes	782,823	788,981
Other current assets	231,177	212,679

Total current assets	8,370,773	8,779,836
Property, plant and equipment	3,094,427	2,888,871
Less: accumulated depreciation and amortization	(1,534,597)	(1,415,297)

Net property, plant and equipment	1,559,830	1,473,574
Goodwill, net	223,521	223,521
Purchased technology and other intangible assets, net	92,512	80,271
Other assets	64,986	73,777

Total assets	$10,311,622	$10,630,979

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$105,292	$105,292
Accounts payable and accrued expenses	1,319,471	1,466,303
Income taxes payable	216,114	237,425

Total current liabilities	1,640,877	1,809,020
Long-term debt	456,422	455,815
Deferred income taxes and other liabilities	146,289	147,230

Total liabilities	2,243,588	2,412,065

Stockholders’ equity:
Common stock	16,774	16,858
Additional paid-in capital	2,223,553	2,275,110
Deferred stock compensation, net	(1,543)	(1,151)
Retained earnings	5,812,867	5,895,243
Accumulated other comprehensive income	16,383	32,854

Total stockholders’ equity	8,068,034	8,218,914

Total liabilities and stockholders’ equity	$10,311,622	$10,630,979

*	Amounts as of February 1, 2004 are unaudited. Amounts as of October 26, 2003 are derived from the October 26, 2003 audited consolidated financial statements.

See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended

	January 26,	February 1,
	2003	2004

	(In thousands)
Cash flows from operating activities:
Net income/(loss)	$(65,670)	$82,376
Adjustments required to reconcile income/(loss) from operations to cash provided by operating activities:
Depreciation and amortization	103,801	88,756
Loss on fixed asset retirements	35,086	6,404
Non-cash portion of restructuring, asset impairments and other charges	—	80,900
Deferred income taxes	20,320	(6,025)
Amortization of deferred stock compensation	—	392
Changes in assets and liabilities:
Accounts receivable, net	163,753	(167,326)
Inventories	62,480	(47,230)
Other current assets	37,536	13,232
Other assets	(24,191)	(7,578)
Accounts payable and accrued expenses	(155,509)	151,408
Income taxes payable	(56,233)	21,074
Other liabilities	1,164	910

Cash provided by operating activities	122,537	217,293

Cash flows from investing activities:
Capital expenditures	(111,967)	(76,153)
Proceeds from sales and maturities of short-term investments	707,412	805,422
Purchases of short-term investments	(740,203)	(904,817)

Cash used for investing activities	(144,758)	(175,548)

Cash flows from financing activities:
Short-term debt repayments	(1,613)	—
Long-term debt repayments	(858)	(607)
Proceeds from common stock issuances	78,268	126,641
Common stock repurchases	(49,939)	(75,000)

Cash provided by financing activities	25,858	51,034

Effect of exchange rate changes on cash	4,520	12,835

Increase in cash and cash equivalents	8,157	105,614
Cash and cash equivalents–beginning of period	1,284,791	1,364,857

Cash and cash equivalents–end of period	$1,292,948	$1,470,471

Supplemental cash flow information:
Cash payments for income taxes	$27,385	$14,715
Cash payments for interest	$115	$67

See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Three Months Ended February 1, 2004

(1)	Basis of Presentation and Stock-Based Compensation

Basis of Presentation

      In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied) included herein have been prepared on a basis consistent with the October 26, 2003 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Form 10-K for the fiscal year ended October 26, 2003. Applied’s results of operations for the three months ended February 1, 2004 are not necessarily indicative of future operating results.

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

      Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2004 will contain 53 weeks, whereas fiscal 2003 contained 52 weeks. Accordingly, the first fiscal quarter of 2004 contained 14 weeks, whereas the first fiscal quarter of 2003 contained 13 weeks.

      Certain prior year amounts have been reclassified to conform to the fiscal 2004 financial statement presentation.

Stock-Based Compensation

      Applied measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. As the exercise price of all options granted under these plans was equal to the fair market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in the consolidated condensed statements of operations.

      In accordance with Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of the Financial Accounting Standards Board (FASB) Statement No. 123” and Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” Applied’s pro forma option expense is computed using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Applied’s employee stock options have characteristics significantly different from those of traded options; therefore, in the opinion of management, the Black-Scholes option pricing model generally used to comply with SFAS 148 and SFAS 123 does not necessarily provide a reliable measure of the fair value of Applied’s options.

      To comply with SFAS 148, Applied presents the following table to illustrate the effect on the net income/(loss) and earnings/(loss) per share if it had applied the fair value recognition provisions of SFAS 123, as amended, to options granted under its stock-based employee compensation plans. For purposes

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) — (Continued)

of this pro forma disclosure, the estimated value of the options is amortized ratably to expense over the options’ vesting periods.

	Three Months Ended

	January 26,	February 1,
	2003	2004

	(In thousands, except
	per share amounts)
Reported net income/ (loss)	$(65,670)	$82,376
Stock compensation expense, net of tax	(93,971)	(81,708)

Pro forma net income/ (loss)	$(159,641)	$668

Basic earnings/ (loss) per share:
Reported	$(0.04)	$0.05
Pro forma	$(0.10)	$0.00
Diluted earnings/ (loss) per share:
Reported	$(0.04)	$0.05
Pro forma	$(0.10)	$0.00

      Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants, for the three months ended January 26, 2003 and February 1, 2004, was $7.58 and $10.43, respectively. The weighted average estimated fair value of purchase rights under employee stock purchase plans (ESPP) was $5.41 and $5.87 for the first fiscal quarters ended January 26, 2003 and February 1, 2004, respectively. For purposes of this calculation, the fair value of each stock option grant and stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended

	January 26,	February 1,
	2003	2004

Stock Options:
Dividend yield	None	None
Expected volatility	69%	63%
Risk-free interest rate	2.29%	2.40%
Expected life (in years)	3.6	3.6
ESPP:
Dividend yield	None	None
Expected volatility	69%	69%
Risk-free interest rate	1.36%	1.82%
Expected life (in years)	0.5	2.0

(2) Earnings/ (loss) Per Share

      Basic earnings/ (loss) per share has been determined using the weighted average number of common shares outstanding during the period. In the event of a net loss, basic loss per share is the same as diluted loss per share. Diluted earnings per share has been determined using the weighted average number of common shares and equivalents (representing the dilutive effect of stock options) outstanding during the period. Applied’s net income/ (loss) has not been adjusted for any period presented for purposes of computing basic or diluted earnings/ (loss) per share.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) — (Continued)

      For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of Applied’s common stock for the period as the effect would be anti-dilutive. Anti-dilutive options that were excluded from the computation were as follows (in thousands except prices):

	Three Months Ended

	January 26,	February 1,
	2003	2004

Number of anti-dilutive shares excluded	174,314	21,314
Average exercise price	$20.21	$30.23

      For the first fiscal quarter of 2003, amounts are presented for informational purposes only, as the first quarter of 2003 resulted in a net loss. As such, the basic loss per share computation was utilized.

(3)	Accounts Receivable, Net

      Applied has agreements with various financial institutions to sell accounts receivable from selected customers. Applied sold accounts receivable under these agreements of $122 million for the three months ended January 26, 2003 and $168 million for the three months ended February 1, 2004. Discounting fees were not material for all periods presented, and were recorded as interest expense. As of February 1, 2004, $68 million of sold receivables remained outstanding under these agreements. A portion of these sold receivables is subject to certain recourse provisions. Applied has not experienced any losses under these recourse provisions.

(4)	Inventories

      Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. Components of inventories were as follows (in thousands):

	October 26,	February 1,
	2003	2004

Customer service spares	$480,770	$442,063
Raw materials	115,481	142,290
Work-in-process	143,130	170,547
Finished goods	211,311	244,840

	$950,692	$999,740

(5)	Goodwill, Purchased Technology and Other Assets

      Details of unamortized intangible assets, which consists solely of goodwill, were as follows (in thousands):

	October 26,	February 1,
	2003	2004

Gross carrying amount	$269,391	$269,391
Accumulated amortization	(45,870)	(45,870)

	$223,521	$223,521

      In connection with the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” (SFAS 142), as of the beginning of fiscal 2002, goodwill is no longer amortized but

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) — (Continued)

reviewed annually during the fourth fiscal quarter for impairment. Applied conducted goodwill impairment tests in fiscal 2003, and the results of these tests indicated that Applied’s goodwill was not impaired. From October 26, 2003 to February 1, 2004, there was no change in goodwill.

      Details of amortized intangible assets were as follows (in thousands):

	October 26, 2003			February 1, 2004

		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total

Gross carrying amount	$324,193	$23,600	$347,793	$324,193	$23,600	$347,793
Accumulated amortization	(244,331)	(10,950)	(255,281)	(255,682)	(11,840)	(267,522)

	$79,862	$12,650	$92,512	$68,511	$11,760	$80,271

      Purchased technology and other intangible assets are amortized over their estimated useful lives of five to 10 years using the straight-line method. Aggregate amortization expense was $13 million and $12 million for the three months ended January 26, 2003 and February 1, 2004, respectively. As of February 1, 2004, future estimated amortization expense is expected to be $36 million for the remainder of fiscal 2004, $20 million for fiscal 2005, $14 million for fiscal 2006, $5 million for fiscal 2007, $3 million for fiscal 2008, and $2 million thereafter.

      Applied has a venture capital fund, Applied Materials Ventures I, L.P. (the Fund) that invests in privately-held, early-stage companies engaged in developing systems, components and devices relating to nanotechnology and/or communications technology for specific applications and products. The Fund is a limited partnership with Applied as the sole limited partner and an independent party as the general partner. Applied has committed to fund $50 million in capital contributions, but has reserved the option to discontinue capital contributions at $25 million. Applied’s capital contributions to the Fund totaled approximately $16 million through October 26, 2003 and $19 million through February 1, 2004.

      FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,”, as amended, provides guidance on the identification, classification and accounting of variable interest entities. The Fund qualifies for consolidation under FIN 46 and was consolidated in Applied’s financial statements during the first fiscal quarter of 2004. The consolidation of the Fund did not have a material impact on Applied’s financial condition or results of operations for the first fiscal quarter of 2004.

(6)	Accounts Payable, Accrued Expenses, Guarantees and Contingencies

      Components of accounts payable and accrued expenses were as follows (in thousands):

	October 26,	February 1,
	2003	2004

Accounts payable	$258,416	$296,591
Compensation and employee benefits	168,993	212,280
Installation and warranty	172,921	185,721
Deferred revenue	204,980	240,764
Restructuring	106,820	149,855
Other	407,341	381,092

	$1,319,471	$1,466,303

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) — (Continued)

      Changes in the warranty reserves during the first fiscal quarter of 2003 and 2004 were as follows (in thousands):

	Three Months Ended

	January 26,	February 1,
	2003	2004

Beginning Balance	$168,175	$138,407
Provisions for warranty	29,224	36,905
Consumption of reserves	(39,717)	(35,242)

Ending Balance	$157,682	$140,070

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

      During the ordinary course of business, Applied also provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of February 1, 2004, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements is approximately $57 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

      Applied also has additional guarantee arrangements on behalf of certain subsidiaries. As of February 1, 2004, Applied has not recorded any liability related to guarantees of subsidiary obligations. Applied does not expect, based on historical experience and information currently available, that it is probable any amounts will be required to be paid under these arrangements. Subsidiary guarantees as of February 1, 2004 were associated with the following types of arrangements: short-term borrowings, term loans, overdrafts and leases. As of February 1, 2004, certain subsidiaries had short-term borrowing, term loans and overdraft facilities available totaling approximately $172 million, of which no amounts were outstanding. In the event of use and subsequent default of these facilities by Applied’s subsidiaries, such arrangements would be guaranteed by Applied. In addition, certain subsidiaries have lease arrangements guaranteed by Applied. These leases will expire between 2009 and 2014. In the event that the subsidiaries fail to make the required payments, Applied could be required to pay the leases on behalf of the subsidiaries. As of February 1, 2004, quarterly lease obligations under these arrangements approximated $3 million.

      In connection with certain business combinations and purchased technology acquisitions, Applied was subject to contingent consideration arrangements as of February 1, 2004. These arrangements are based upon sales volume or other events taking place subsequent to the acquisition. Depending upon the circumstances of each agreement, the payment of the contingency will result in an increase to goodwill or a charge to operating expenses. Amounts paid under these arrangements have not had, and are not expected to have, a material effect on Applied’s financial condition or results of operations.

      Applied is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Applied from time to time is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, product performance, product liability, employment and other matters. In

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) — (Continued)

addition, Applied on occasion receives notification from customers who believe that Applied owes them indemnification or other obligations related to infringement claims made against the customers by third parties. Applied evaluates, among other factors, the degree of probability of an unfavorable outcome and reasonably estimates the amount of the loss. Significant judgment is required in evaluating these factors. When Applied determines that it is probable that a loss has been incurred, the effect is recorded promptly in the consolidated financial statements. Significant changes in legal proceedings and claims or in the factors considered in the evaluation of those matters could have a material adverse effect on Applied’s business, financial condition and results of operations. Discussion of legal matters is incorporated by reference from Part II, Item 1, Legal Proceedings, of this report, and should be considered as an integral part of the Consolidated Condensed Financial Statements and Notes.

(7) Restructuring, Asset Impairments and Other Charges

      In response to difficult business conditions during fiscal year 2003, Applied implemented a series of restructuring actions. These actions were intended to better align Applied’s cost structure with prevailing economic conditions. As of February 1, 2004, Applied has completed its restructuring actions.

      Restructuring, asset impairments and other charges for the first fiscal quarter of 2004 totaled $167 million, consisting of $65 million for facility consolidations, $96 million for other costs and $6 million for severance and benefits. The $96 million of other costs primarily consisted of $102 million fixed asset writeoffs associated with facility consolidations during the first fiscal quarter of 2004, which was offset by a $6 million reversal of fixed asset reserves associated with prior periods’ restructuring plans. In connection with the restructuring action in the first fiscal quarter of 2004, Applied consolidated certain facilities primarily in Santa Clara, California. Additionally, Applied reduced its global workforce by approximately 130 positions or one percent. The majority of the affected employees were based in Santa Clara, California and Europe and were across multiple company activities and functions.

      Restructuring, asset impairments and other charges for the first fiscal quarter of 2003 totaled $99 million, consisting of $80 million for severance and benefits and $19 million for facilities consolidations. In connection with the restructuring action in the first fiscal quarter of 2003, Applied reduced its global workforce by approximately 1,750 positions or 11 percent. The majority of the affected employees and facilities were in Santa Clara, California and Austin, Texas and were across multiple company activities and functions.

      Changes in restructuring reserves for the first three months of fiscal 2004 were as follows (in thousands):

	Severance
	and Benefits	Facilities	Other	Total

Balance, October 26, 2003	$11,937	$89,895	$4,988	$106,820
Provision	6,200	65,400	95,859	167,459
Cash outlays	(16,311)	(13,497)	(2,099)	(31,907)
Non-cash outlays	—	—	(92,517)	(92,517)

Balance, February 1, 2004	$1,826	$141,798	$6,231	$149,855

      The restructuring reserves associated with severance, benefits and other are expected to be utilized by the end of fiscal 2004, while the restructuring reserves associated with facilities are expected to be utilized for lease obligations that continue through fiscal 2009.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(8) Derivative Financial Instruments

      Applied’s derivative financial instruments, consisting of forward exchange and option contracts, are recorded at fair value on the balance sheet, either in other current assets or accounts payable and accrued expenses. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, must be recognized currently in results of operations. The effective portion of the gain or loss is reported as a component of accumulated other comprehensive income in stockholders’ equity, and is reclassified into results of operations when the hedged transaction affects income/(loss). All amounts included in accumulated other comprehensive income as of February 1, 2004 will be reclassified to results of operations within 12 months. Changes in the fair value of currency option contracts due to changes in time value are excluded from the assessment of effectiveness, and are recognized in cost of products sold. The change in option time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, Applied immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amounts recognized due to the anticipated transactions failing to occur were not material for all periods presented.

      Accumulated other comprehensive income related to derivative activities for the three months ended February 1, 2004 increased by $6 million, which was comprised of a $7 million net increase in fair value of derivatives, offset by $1 million of net realized gains which were reclassified from accumulated other comprehensive income to results of operations.

(9) Stockholders’ Equity

Comprehensive Income/(Loss)

      Components of comprehensive income/(loss), on an after-tax basis where applicable, were as follows (in thousands):

	Three Months Ended

	January 26, 2003	February 1, 2004

Net income/(loss)	$(65,670)	$82,376
Change in unrealized gain/(loss) on derivative instruments designated and qualifying as cash flow hedges	(519)	6,015
Change in unrealized gain on investments	20,154	290
Foreign currency translation adjustments	14,536	10,166

Comprehensive income/(loss)	$(31,499)	$98,847

      Components of accumulated other comprehensive income, on an after-tax basis where applicable, were as follows (in thousands):

	October 26, 2003	February 1, 2004

Unrealized gain on derivative instruments designated and qualifying as cash flow hedges	$1,929	$7,944
Unrealized gain on investments	24,092	24,382
Cumulative translation adjustments	(9,638)	528

Accumulated other comprehensive income	$16,383	$32,854

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

      During the three months ended February 1, 2004, Applied repurchased 3,253,000 shares of its common stock at an average price of $23.05 for a cash outlay of $75 million. During the three months ended January 26, 2003, Applied repurchased 3,073,000 shares of its common stock at an average price of $16.25 for a cash outlay of $50 million.

(10) Notes Payable

      Applied has credit facilities for unsecured borrowings in various currencies up to approximately $674 million, of which $500 million is comprised of two revolving credit agreements in the United States with a group of banks. One agreement is a $250 million line of credit that expires in September 2004, and is expected to be renewed, and the other is a $250 million line of credit that expires in September 2006. The agreements provide for borrowings at various rates, including the lead bank’s prime reference rate, and include financial and other covenants with which Applied was in compliance as of October 26, 2003 and February 1, 2004. No amounts were outstanding under these agreements as of October 26, 2003 and February 1, 2004. The remaining credit facilities of approximately $174 million are with Japanese banks at rates indexed to their prime reference rate and are denominated in Japanese yen. No amounts were outstanding under Japanese credit facilities as of October 26, 2003 and February 1, 2004.

(11) Business Combination

      On April 18, 2003, Applied acquired Boxer Cross, Inc., a producer of in-line monitoring systems that provide customers with critical electrical measurement data for controlling semiconductor processes, for $14 million in cash. In connection with this acquisition, Applied recorded goodwill of $18 million, net of adjustments to the initial purchase price allocation, and purchased technology of $3 million,partially offset by other items of $7 million, primarily for net liabilities assumed upon acquisition. The in-process research and development expense was insignificant.

      For the purchase business combination discussed above, the results of operations prior to the acquisition dates were not material in relation to those of Applied for any of the periods presented herein. Goodwill is not amortized but is reviewed periodically for impairment, and purchased technology is amortized over its useful life of five to 10 years. Acquisitions have not had, and are not expected to have, a material effect on Applied’s financial condition or results of operations.

(12) Recent Accounting Pronouncements

      On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104), which supercedes Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (SAB 101). SAB 104 rescinds accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) — (Continued)

been codified in SEC topic 13, “Revenue Recognition”. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Applied does not expect the adoption of SAB 104 to have a material effect on its financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements in this Quarterly Report on Form 10-Q, including those made by management of Applied Materials, Inc. and its subsidiaries (Applied), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Applied’s future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the following section entitled “Trends, Risks and Uncertainties.” Other risks and uncertainties are disclosed in Applied’s prior SEC filings, including its Annual Report on Form 10-K for the fiscal year ended October 26, 2003. These and many other factors could affect Applied’s future financial operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Applied assumes no obligation to update the information in this Quarterly Report on Form 10-Q.

Overview

      Applied develops, manufactures, markets and services integrated circuit fabrication equipment for the worldwide semiconductor industry. Applied’s product offerings consist of systems, components, spare parts, and services. Demand for Applied’s products can change significantly from period to period as a result of numerous factors, including, but not limited to, changes in: (1) global economic conditions; (2) advanced technology and/or capacity requirements of semiconductor manufacturers; (3) the profitability of semiconductor manufacturers; (4) supply and demand for semiconductors; and (5) relative competitiveness of Applied’s products. For this and other reasons, Applied’s results of operations for the three months ended February 1, 2004 may not necessarily be indicative of future operating results.

      The past industry downturn, extending from the first fiscal quarter of 2001 through the third fiscal quarter of 2003, which Applied believes was the most severe decline in the history of the semiconductor industry, resulted in a significant decrease in demand for semiconductor manufacturing equipment, lower investment in fab capacity, and customers’ delays in placing new orders. Beginning with the fourth fiscal quarter of 2003, customers began making increased investments in capacity and technology, responding to higher consumer electronics and business IT spending and improvements in semiconductor unit demand.

      Fiscal 2004 will contain 53 weeks, whereas fiscal 2003 contained 52 weeks. Accordingly, the first fiscal quarter of 2004 contained 14 weeks, whereas the first fiscal quarter of 2003 contained 13 weeks.

Results of Operations

      Applied received new orders of $1.7 billion for the first fiscal quarter of 2004, compared to $1.3 billion for the fourth fiscal quarter of 2003 and $1.0 billion for the first fiscal quarter of 2003. New orders for the first fiscal quarter of 2004 increased by 32 percent from the preceding quarter and by 66 percent from the first fiscal quarter of 2003. The increase in orders was broad-based, occurring in virtually all regions and products. The increased orders reflected the continuing trend of customers expanding 300mm wafer size capacity in both logic and memory chips as well as increased demand for copper production and 130nm and below capability. Order strength was also evident for 200mm products with 130nm and below capability.

      New orders by region for the past two consecutive quarters were as follows (dollars in millions):

	Three Months Ended

	October 26,		February 1,
	2003		2004

	($)	(%)	($)	(%)

Asia-Pacific*	215	17	425	25
Taiwan	187	15	296	18
North America**	250	19	280	17
Japan	320	25	279	17
Europe	168	13	208	12
Korea	137	11	195	11

Total	1,277	100	1,683	100

*	Includes China.

**	Primarily the United States.

      As indicated in the table above, orders increased during the first fiscal quarter of 2004 throughout all regions, except for Japan, due to Applied’s product penetration and presence. Japan orders reflected continued investment in memory and logic chips, and customers’ transition to 300mm wafer sizes. The timing of orders from Japanese customers, however, has historically varied with higher orders typically occurring in Applied’s fourth fiscal quarter.

      Applied’s backlog for the most recent three fiscal quarters was as follows: $2.6 billion as of February 1, 2004 and $2.5 billion as of both October 26, 2003 and July 27, 2003. Backlog consists only of orders for which written authorizations have been accepted, shipment dates within 12 months have been assigned and revenue has not been recognized. Due to the potential for customer changes in delivery schedules or cancellation of orders, Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods.

      During fiscal 2003, net sales remained relatively flat at $1.1 billion for each of the first three fiscal quarters, reflecting the impact of the prolonged industry downturn, and increased to $1.2 billion in the fourth fiscal quarter, which Applied believes indicates the beginning of an industry recovery. Net sales for the first fiscal quarter of 2004 increased to $1.6 billion, a 27 percent increase from the fourth fiscal quarter of 2003 and a 48 percent increase from the first fiscal quarter of 2003. The overall increase in net sales was primarily due to higher levels of orders for capital equipment received in prior quarters. Net sales by region for the first fiscal quarters of 2003 and 2004 were as follows (dollars in millions):

	Three Months Ended

	January 26,		February 1,
	2003		2004

	($)	(%)	($)	(%)

Taiwan	98	9	378	24
Japan	188	18	323	21
Asia-Pacific*	91	9	270	17
North America**	363	34	224	15
Korea	170	16	189	12
Europe	144	14	171	11

Total	1,054	100	1,555	100

*	Includes China.

**	Primarily the United States.

      As indicated in the table above, net sales increased for all regions, except for North America, reflecting an industry recovery. North America net sales decreased due to large sales to certain customers in North America in the first fiscal quarter of 2003 that did not recur in the first fiscal quarter of 2004.

      Gross margin was 43.5 percent for the first fiscal quarter of 2004, compared to 40.5 percent for the fourth fiscal quarter of 2003 and 37.0 percent for the first fiscal quarter of 2003. The increase in the gross margin percentage for the first fiscal quarter of 2004 was principally attributable to improved revenue levels, declining 300mm product costs and increased manufacturing volume.

      Operating expenses included expenses related to research, development and engineering (RD&E), marketing and selling (M&S), general and administrative (G&A), and restructuring, asset impairments and other charges. Expenses related to RD&E, M&S and G&A were $411 million for the first fiscal quarter of 2004, compared to $377 million for the fourth fiscal quarter of 2003 and $408 million for the first fiscal quarter of 2003. The increase in these expenses during the first fiscal quarter of 2004 was principally attributable to the provision for variable compensation costs resulting from the current quarter’s performance, offset by a lower cost structure as a result of the implementation of realignment activities. The impact of the additional week in the first fiscal quarter of 2004 increased these expenses by $12 million, offset by a $5 million favorable settlement for Applied that was associated with a prior acquisition.

      Restructuring, asset impairments and other charges for the first fiscal quarter of 2004 totaled $167 million, consisting of $65 million for facility consolidations, $96 million for other costs and $6 million for severance and benefits. The $96 million of other costs primarily consisted of $102 million fixed asset writeoffs associated with facility consolidations during the first fiscal quarter of 2004, which was offset by a $6 million reversal of fixed asset reserves associated with prior periods’ restructuring plans. In connection with the restructuring action in the first fiscal quarter of 2004, Applied consolidated certain facilities primarily in Santa Clara, California. Additionally, Applied reduced its global workforce by approximately 130 positions or one percent. The majority of the affected employees were based in Santa Clara, California and Europe and were across multiple company activities and functions.

      Restructuring, asset impairments and other charges for the first fiscal quarter of 2003 totaled $99 million, consisting of $80 million for severance and benefits and $19 million for facilities consolidations. In connection with the restructuring action in the first fiscal quarter of 2003, Applied reduced its global workforce by approximately 1,750 positions or 11 percent. The majority of the affected employees and facilities were in Santa Clara, California and Austin, Texas and were across multiple company activities and functions. For further details, see Note 7 of Notes to Consolidated Condensed Financial Statements.

      Net interest income was $19 million and $24 million for the three months ended February 1, 2004 and January 26, 2003, respectively. Lower net interest income during the first fiscal quarter of 2004 was primarily due to lower average yields, offset by the receipt of $3 million in interest income related to a refund of United States income taxes.

Financial Condition, Liquidity and Capital Resources

      During the first fiscal quarter of 2004, Applied increased its cash, cash equivalents and short-term investments by $204 million from $5.5 billion as of October 26, 2003 to $5.7 billion as of February 1, 2004.

      Applied generated $217 million of cash from operating activities for the three months ended February 1, 2004. The primary sources of cash were from net income and an increase in payables, which were offset by an increase in accounts receivable and inventories for the three months ended February 1, 2004. Applied utilized programs to sell accounts receivable of $168 million for the three months ended February 1, 2004. These accounts receivable sales had the effect of increasing cash and reducing accounts receivable. Applied has not experienced any losses under these programs. Days sales outstanding was 68 days at the end of the first fiscal quarter of 2004, the same as the preceding quarter. For further details regarding accounts receivable sales, see Note 3 of Notes to Consolidated Condensed Financial Statements. Inventories increased by $49 million during the three months ended February 1, 2004, due to an expected increase in product shipments for future quarters.

      Applied used $176 million of cash for investing activities during the three months ended February 1, 2004. Capital spending was $76 million. Purchases of short-term investments, net of proceeds from sales and maturities of short-term investments, totaled $100 million in cash.

      Applied generated $51 million of cash from financing activities for the three months ended February 1, 2004, primarily consisting of $127 million of proceeds from the issuance of common stock under employee stock plans, offset by $75 million of stock repurchases.

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

Critical Accounting Policies

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies in Applied’s Annual Report on Form 10-K for the fiscal year ended October 26, 2003.

Trends, Risks and Uncertainties

The industry that Applied serves is highly volatile and unpredictable.

      As a supplier to the global semiconductor industry, Applied is subject to the industry’s business cycles, the timing, length and volatility of which are difficult to predict. The semiconductor industry has historically been cyclical because of sudden changes in demand for semiconductors and manufacturing capacity, including capacity using the latest technology. The rate of changes in demand, including end-customer demand, is accelerating, and the effect of these changes on Applied is occurring sooner, exacerbating the volatility of these cycles. These changes have affected the timing and amounts of customers’ capital equipment purchases and investments in technology, and continue to affect Applied’s net sales, gross margin and results of operations.

      The semiconductor industry appears to be in the early stages of an upturn. However, management cannot predict the sustainability of a recovery, nor the industry’s rate of growth in such a recovery, both of which will be affected by many factors, including the global uncertainties discussed below. During periods of increasing demand for semiconductor manufacturing equipment, Applied must have sufficient manufacturing capacity and inventory to meet customer demand, and must be able to attract, hire, assimilate and retain a sufficient number of qualified individuals. If Applied is unable to effectively manage its resources and production capacity during an industry upturn, there could be a material adverse effect on its business, financial condition and results of operations. Conversely, in downturns, Applied must be able to appropriately align its cost structure with prevailing market conditions and effectively motivate and retain key employees. In the first quarter of 2004, Applied completed implementation of realignment activities undertaken in response to an industry downturn to align its cost structure with business conditions and to enable Applied to focus resources on core research and development programs. If the intended results of these realignment activities do not materialize, and/or if Applied does not maintain effective cost controls, Applied’s business, financial condition or results of operations may be materially and adversely affected.

Applied operates in a highly competitive industry characterized by increasingly rapid technological changes.

      Because it operates in a highly competitive environment, Applied’s future success is heavily dependent on effective development, commercialization and customer acceptance of its new products and services over those of its competitors. Specifically, these risks may include, but are not limited to, Applied’s ability to timely and cost-effectively: (1) develop new products, services and technologies, including those utilizing new materials, such as copper and low-k films; (2) improve existing products, services and technologies; (3) develop new markets in the semiconductor industry for Applied’s products and services; (4) introduce new products and services to the marketplace; (5) achieve market acceptance and accurately forecast demand for its products and services; (6) transition from 200mm systems to 300mm systems while still maintaining sufficient 200mm capabilities; (7) qualify new or improved products for volume manufacturing with its customers; (8) commence and adjust production to meet customer demands; (9) price products and services appropriately; and (10) lower customers’ cost of ownership. The development, introduction and support of an increasingly broad set of new or improved products, services and technologies, including those enabling the transition to smaller device feature sizes, new materials and 300mm wafers, have grown increasingly complex and expensive over time. Such new or improved products and services may involve higher costs and reduced efficiencies compared to Applied’s more established products and services and could adversely affect Applied’s gross margins. If Applied does not develop and introduce new or improved products, services and technologies in a timely and cost-effective manner in response to changing market conditions or customer requirements, and/or if Applied is not able to price such products and services appropriately to reflect increased costs, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes in the semiconductor industry.

      The semiconductor industry is characterized by rapid ongoing changes, including: (1) more complex technology requirements; (2) the changing information technology cost structure and the importance of driving down cost of ownership; (3) the increasing significance of consumer electronics as a driver for chip demand and the related focus on lower prices; (4) the growing type and variety of integrated circuits and applications; (5) an increasing number of applications across multiple substrate sizes in the semiconductor industry, resulting in divergent interests among semiconductor manufacturers; (6) a rising percentage of business from customers in Asia and emergence of customers and competitors in new geographical regions; (7) customer demands for increasingly shorter lead times for the manufacture and installation of semiconductor manufacturing equipment; and (8) higher capital requirements for new semiconductor fabrication plants. These changes, individually or in combination, are increasing the need for customer partnering, use of foundries, collaborative research and development efforts and process integration support. These changes also heighten the importance of spare parts and service product offerings as a competitive advantage for semiconductor equipment manufacturers, even though service products historically have resulted, and may in the future result, in lower gross margins than system products. In addition, key integrated circuit manufacturers have become influential in technology decisions made by their global partners. If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the semiconductor industry, its business, financial condition and results of operation could be materially and adversely affected.

Applied is exposed to the risks of operating a global business.

      During the first fiscal quarter of 2004, more than 80 percent of Applied’s net sales were to regions outside the United States. Certain manufacturing facilities and suppliers of Applied are also located outside the United States. Managing Applied’s global operations presents challenges. These include those arising from periodic regional economic downturns, global trade issues, varying business conditions and demands, variations in enforcement of intellectual property and contract rights in different jurisdictions, differences in the ability to develop relationships with suppliers and other local businesses, changes in United States and international laws and regulations including United States export restrictions, fluctuations in interest and currency exchange rates, the need to provide sufficient levels of technical support in different locations, cultural differences and shipping delays, among other risks. Many of these challenges are present in China, a large potential market for integrated circuit equipment and an area that Applied anticipates will present a significant opportunity for growth. These challenges, as well as global uncertainties with respect to: (1) economic growth rates in various countries; (2) sustainability of demand for electronics products; (3) capital spending by semiconductor manufacturers; (4) price weakness for certain semiconductor devices; and (5) political instability, terrorism, acts of war, or epidemics in regions where Applied has operations or sales, including Asia and Israel, may materially and adversely affect Applied’s business, financial condition and results of operations.

Manufacturing interruptions or delays could affect Applied’s ability to meet customer demand, while the failure to estimate customer demand accurately could result in excess or obsolete inventory.

      Applied’s business depends on its ability to supply products that meet the rapidly changing demands of its customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers. Some key parts may be obtained only from a single supplier or a limited group of suppliers. In addition, Applied outsources certain manufacturing activities. Significant interruptions of manufacturing operations as a result of the failure or inability of suppliers to timely deliver quality parts, outsourcing difficulties, natural disasters (such as earthquakes or tornadoes), or other causes (such as information technology or infrastructure failures, regional economic downturns, political instability, terrorism, acts of war or epidemics) could result in delayed product deliveries or manufacturing inefficiencies. Conversely, if actual demand for Applied’s products is less than expected, Applied may purchase more parts than necessary or incur costs for canceling or postponing delivery of parts. Any or all of these factors could materially and adversely affect Applied’s business, financial condition and results of operations.

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

      Applied’s success depends in large part on its ability to attract, retain and motivate key employees, including those in managerial, technical, marketing and support roles. Achieving this objective may be difficult due to changes in the global economy, the industry, and changes in management. If Applied does not successfully attract, retain and motivate key employees, Applied’s operating results and ability to capitalize on its opportunities may be materially and adversely affected.

Applied is exposed to risks associated with acquisitions.

      Applied has made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including but not limited to: (1) diversion of management’s attention from other operational matters; (2) the inability to realize expected synergies resulting from the acquisition; (3) failure to commercialize purchased technologies; (4) impairment of acquired intangible assets as a result of technological advancements or worse-than-expected performance of the acquired company; (5) integration and retention of key employees; and (6) integration of operations. Mergers and acquisitions are inherently subject to significant risks, and the inability to effectively manage these risks could materially and adversely affect Applied’s business, financial condition and results of operations.

Applied is exposed to various risks related to legal proceedings or claims.

      Applied from time to time is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, product performance, product liability, employment and other matters. In addition, Applied on occasion receives notification from customers who believe that Applied owes them indemnification or other obligations related to infringement claims made against the customers by third parties. These legal proceedings and claims, whether with or without merit, are time-consuming and expensive to prosecute or defend and divert management’s attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings or claims. In addition, Applied’s intellectual property rights may not provide significant competitive advantages if they are circumvented, invalidated or rendered obsolete by the rapid pace of technological change. Furthermore, the laws of other countries permit the protection of Applied’s proprietary rights to varying extents, compared to United States laws. Applied’s success is dependent in part upon the protection of its intellectual property rights. Infringement of Applied’s rights by a third party could result in uncompensated lost market and revenue opportunities for Applied. If Applied is not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend its position, Applied’s business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to various risks related to the regulatory environment.

      Applied is subject to various risks related to: (1) new, different, inconsistent or even conflicting laws, rules and regulations that may be enacted by legislative bodies and/or regulatory agencies in the regions in which Applied operates and with which Applied must comply; and (2) disagreements or disputes between national or regional regulatory agencies related to international trade.

      For example, the World Trade Organization (WTO) has determined that the U.S. Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusions constitute prohibited export subsidies. Legislation currently pending in the United States Congress may eliminate the FSC and ETI tax provisions but may also contain other provisions that offset the elimination of these tax benefits. Applied has benefited from FSC and ETI tax provisions, and the elimination of these tax provisions without any financially comparable replacement tax benefits could materially and adversely affect Applied’s financial condition and results of operations.

      During fiscal 2002, Applied filed an application with the SEC for an exemptive order confirming that it is not subject to the Investment Company Act of 1940 (the Act), which requires companies primarily engaged in the business of investing in securities to comply with additional rules and regulations. Based on Applied’s ratios of investments to total assets and of interest income to net income, Applied could be deemed to be covered by the Act. In January 2004, the SEC responded to Applied’s application by requesting certain additional and updated information. Applied’s response to the SEC’s request is due March 22, 2004. If the SEC does not grant the exemption, Applied may have to take other actions that could adversely affect its results of operations in order not to be subject to the Act.

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

      Applied purchases forward exchange and currency option contracts to hedge certain existing and anticipated foreign currency denominated transactions expected to occur during the next year. Gains and losses on these contracts are generally recognized in income when the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses were not material for the three months ended January 26, 2003 and February 1, 2004.

      Applied has performed an analysis to assess the potential financial effect of reasonably possible near-term changes in interest and foreign currency exchange rates. Based upon Applied’s analysis, the effect of such rate changes is not expected to be material to Applied’s financial condition, results of operations or cash flows.

Item 4.	Controls and Procedures

      As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, Applied management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of Applied’s disclosure controls and procedures as defined in Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Applied’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), Applied management, including its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Applied’s internal control over financial reporting to determine whether any changes occurred during the quarter that have materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter.

      It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Novellus

      On June 13, 1997, after Varian Associates, Inc. (Varian) failed to respond to requests by Applied to discuss certain patent issues, Applied filed a lawsuit against Varian captioned Applied Materials, Inc. v. Varian Associates, Inc. (case no. C-97-20523-RMW) in the United States District Court for the Northern District of California, alleging infringement of several of Applied’s patents concerning PVD technology. On July 7, 1997, Applied amended that action to allege infringement of those same Applied PVD patents against Novellus Systems, Inc. (Novellus) and to add Novellus as a defendant, as a result of Novellus’ acquisition of Varian’s thin film systems PVD business. On June 23, 1997, Novellus filed a separate lawsuit against Applied captioned Novellus Systems, Inc. v. Applied Materials, Inc. (case no. C-97-20551-EAI) in the United States District Court for the Northern District of California, alleging infringement by Applied of several PVD technology patents that were formerly owned by Varian. Novellus seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys’ fees. In September 2000, Applied and Varian settled their disputes and Applied released all claims with respect to the Inova system as it was made and sold as of May 7, 1997. On October 3, 2000, Applied’s claims against Varian and Varian’s claims and counterclaims against Applied were dismissed with prejudice. The litigation with Novellus continues. Discovery has closed in the actions. The Court has set a trial date of May 24, 2004. Applied believes the May trial will involve only infringement and validity issues regarding Novellus’ patent claims against Applied and Applied’s declaratory judgment claims against Novellus’ patents. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

Axcelis Technologies

      On January 8, 2001, Axcelis Technologies, Inc. (Axcelis), formerly a subsidiary of Eaton Corporation, filed a lawsuit against Applied in the United States District Court for the District of Massachusetts, captioned Axcelis Technologies, Inc. v. Applied Materials, Inc. (case no. 01-10029 DPW). The lawsuit alleges that Applied infringes a patent concerning ion implantation owned by Axcelis. The complaint also alleged various Massachusetts state and common law tortious interference and unfair competition claims. Axcelis sought a preliminary and permanent injunction, damages, costs and attorneys’ fees. On April 12, 2001, Applied answered the complaint by denying all allegations and counterclaimed for declaratory judgment of invalidity and non-infringement, and violations of various unfair and deceptive trade practices laws. Applied sought damages, a permanent injunction, costs and attorneys’ fees. On July 2, 2003, a jury ruled in favor of Applied, returning a verdict that Applied’s SwiftTM ion implantation system does not infringe Axcelis’ patent. The court then entered judgment in favor of Applied on Axcelis’ infringement claim. Axcelis appealed the judgment. On March 5, 2004, Applied and Axcelis settled the lawsuit and the parties will dismiss all claims and counterclaims, including the appeal, with prejudice. The settlement did not have, and is not expected to have, a material effect on Applied’s business, financial condition or results of operations.

Linear Technology

      On March 2, 2001, Linear Technology Corp. (LTC) filed a third party complaint against Applied in the United States District Court for the Eastern District of Texas, captioned Texas Instruments, Inc. v. Linear Technology Corp. v. Applied Materials, Inc. (case no. 2-01-CV4 (DF)). The complaint against Applied alleged that Applied is obligated to indemnify LTC and defend LTC for certain claims in the underlying patent infringement lawsuit brought by Texas Instruments, Inc. (TI) against LTC. The complaint also alleged claims for breach of contract, breach of warranty, and various unfair business practices. In the complaint, LTC alleged that, before LTC purchased certain equipment from Applied, Applied failed to disclose to LTC that TI previously had won a jury verdict against Hyundai Electronics Industries Co., Ltd. (Hyundai) for patent infringement based on Hyundai’s use of certain semiconductor equipment including some Applied tools. LTC’s Texas lawsuit against Applied sought indemnification and damages from Applied and an order requiring Applied to defend LTC in the underlying lawsuit with TI. On January 15, 2002, the court granted TI’s motion to sever Applied and the other third party defendants from the action and dismissed LTC’s action against Applied and the other third party defendants without prejudice. On March 12, 2002, LTC filed a complaint against Applied in the Superior Court for the County of Santa Clara, captioned Linear Technology Corp. v. Applied Materials, Inc., Novellus Systems, Inc. and Tokyo Electron Ltd., (case no. CV806004) alleging claims for breach of contract, fraud and deceit, negligent misrepresentation, suppression of fact, unfair competition, breach of warranty, express contractual indemnity, implied equitable indemnity and declaratory relief. On November 12, 2002, LTC filed an amended complaint in the Santa Clara action asserting essentially the same claims as in the original complaint but adding an additional assertion that LTC and TI have settled their litigation. Applied’s motion to dismiss the amended complaint was granted in part. LTC filed a Second Amended Complaint and Applied’s motion to dismiss the Second Amended Complaint was granted. LTC filed a Third Amended Complaint and Applied’s motion to dismiss the Third Amended Complaint was granted. On February 13, 2004, LTC filed a Fourth Amended Complaint. Applied has not yet responded to the Fourth Amended Complaint. Applied believes that it has meritorious defenses and intends to pursue them vigorously.

Semitool

      On June 11, 2001, Semitool, Inc. (Semitool) filed a lawsuit against Applied in the United States District Court for the Northern District of California, captioned Semitool, Inc. v. Applied Materials, Inc. (case no. CV-01-2277 CRB). The lawsuit alleged that Applied infringed a patent concerning seed repair and electroplating owned by Semitool. Semitool sought a preliminary and permanent injunction, damages, costs and attorneys’ fees. On July 12, 2001, before Applied had answered the complaint, Semitool voluntarily dismissed its action against Applied in the Northern District of California. On the same day, Semitool filed a substantially identical action against Applied in the United States District Court for the District of Oregon captioned Semitool, Inc. v. Applied Materials, Inc. (case no. CV’01-1066 AS). On July 13, 2001, Applied filed a declaratory judgment action against Semitool in the Northern District of California captioned Applied Materials, Inc. v. Semitool, Inc. (case no. CV-01-2673 BZ). In that action, Applied sought a declaration that Applied had not infringed the Semitool patent and that Semitool’s patent was invalid and unenforceable. Applied also sought costs and attorneys’ fees. The California Court transferred Applied’s action against Semitool to the District of Oregon. The actions were proceeding together in Oregon. Trial of the lawsuit began on February 3, 2004. While the trial was ongoing and as part of a larger license agreement, Applied and Semitool settled the lawsuit. The settlement and the license agreement did not have, and are not expected to have, a material effect on Applied’s business, financial condition or results of operations. On February 17, 2004, all claims and counterclaims of the lawsuit were dismissed.

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

ASMI

      On August 27, 2002, ASM America, Inc. and ASM International, N.V. (collectively ASMI) filed a lawsuit against Applied in the United States District Court for the District of Arizona, captioned ASM America, Inc. and ASM International, N.V. v. Applied Materials, Inc. (case no. Civ’02 1660 PHX SMM). The lawsuit sought a judicial declaration that ASMI does not infringe six patents belonging to Applied that relate to remote cleaning of CVD chambers and to deposition of silicon nitride. The suit also sought a judicial declaration that two of the six patents are invalid. Applied moved for a more definitive statement with respect to two of ASMI’s causes of action. On September 29, 2003, the court granted Applied’s motion for a more definitive statement. ASMI filed an amended complaint on October 31, 2003. The amended lawsuit seeks a judicial declaration that ASMI does not infringe the six patents and that the six patents are invalid. On December 15, 2003, Applied answered the amended complaint by denying the allegations and counterclaiming for infringement of the six patents. Applied seeks damages, a preliminary and permanent injunction, costs and attorneys’ fees. No trial date has been set. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

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

Varian Semiconductor Equipment Associates, Inc.

      On September 13, 2002, Varian Semiconductor Equipment Associates, Inc. (VSEA) filed a demand for arbitration with the American Arbitration Association asserting that Applied has breached a patent license agreement between VSEA and Applied dated January 1, 1992. VSEA seeks to recover royalties, interest and attorneys’ fees. The arbitration hearing on whether the products are covered by the license agreement has concluded. On May 2, 2003, the arbitration panel issued an interim decision finding that some, but not all, of the products at issue were subject to the agreement. The arbitration panel next will consider whether the asserted claims of the patents under which those products were found to be covered are valid. The arbitration hearing on those issues is scheduled to begin on June 28, 2004. Applied believes that it has meritorious defenses and intends to pursue them vigorously.

Other Legal Matters

      From time to time, Applied receives notification from customers claiming that such customers are entitled to indemnification or other obligations from Applied related to infringement claims made against the customers by third parties. In addition, Applied is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, Applied does not believe that any of these other existing legal proceedings will have a material adverse effect on its financial condition or results of operations.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit
No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Ratio of Earnings to Fixed Charges

      (b) Reports on Form 8-K:

      1. On November 12, 2003, Applied furnished under Item 12 of Form 8-K the press release announcing Applied’s financial results for the fiscal quarter and year ended October 26, 2003.

      2. On December 23, 2003, Applied furnished under Item 9 of Form 8-K its press release dated December 23, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC

March 12, 2004	By: /s/ JOSEPH R. BRONSON Joseph R. Bronson Executive Vice President and Chief Financial Officer

March 12, 2004	By: /s/ NANCY H. HANDEL Nancy H. Handel Group Vice President, Deputy Chief Financial Officer and Corporate Controller

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Ratio of Earnings to Fixed Charges