Form 10-Q
period 2004-05-02
APPLIED MATERIALS INC /DE
filed 2004-06-10
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-6920

Applied Materials, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-1655526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3050 Bowers Avenue, P.O. Box 58039, Santa Clara, California (Address of principal executive offices)	95052-8039 (Zip Code)

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑     No ☐

      Number of shares outstanding of the issuer’s common stock as of May 2, 2004: 1,694,478,319

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended

	April 27,	May 2,	April 27,	May 2,
	2003	2004	2003	2004

	(In thousands, except per share amounts)
Net sales	$1,107,177	$2,018,105	$2,161,386	$3,573,553
Cost of products sold	734,403	1,079,464	1,398,230	1,958,743

Gross margin	372,774	938,641	763,156	1,614,810
Operating expenses:
Research, development and engineering	232,438	244,175	475,643	486,820
Marketing and selling	83,568	95,975	175,785	184,373
General and administrative	78,198	83,457	150,999	163,751
Restructuring, asset impairments and other charges	92,731	—	192,069	167,459

Income/(loss) from operations	(114,161)	515,034	(231,340)	612,407
Interest expense	12,217	11,682	23,559	23,482
Interest income	38,256	26,220	73,628	57,493

Income/(loss) before income taxes	(88,122)	529,572	(181,271)	646,418
Provision for /(benefit from) income taxes	(25,996)	156,224	(53,475)	190,694

Net income/(loss)	$(62,126)	$373,348	$(127,796)	$455,724

Earnings/(loss) per share:
Basic	$(0.04)	$0.22	$(0.08)	$0.27
Diluted	$(0.04)	$0.22	$(0.08)	$0.26
Weighted average number of shares:
Basic	1,655,927	1,690,617	1,652,981	1,686,193
Diluted	1,655,927	1,729,506	1,652,981	1,732,542

See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS*

	October 26,	May 2,
	2003	2004

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,364,857	$1,448,078
Short-term investments	4,128,349	4,458,611
Accounts receivable, net	912,875	1,405,067
Inventories	950,692	1,110,731
Deferred income taxes	782,823	704,365
Other current assets	231,177	266,505

Total current assets	8,370,773	9,393,357
Property, plant and equipment	3,094,427	2,901,878
Less: accumulated depreciation and amortization	(1,534,597)	(1,475,531)

Net property, plant and equipment	1,559,830	1,426,347
Goodwill, net	223,521	230,676
Purchased technology and other intangible assets, net	92,512	75,155
Other assets	64,986	81,914

Total assets	$10,311,622	$11,207,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$105,292	$104,431
Accounts payable and accrued expenses	1,319,471	1,564,120
Income taxes payable	216,114	301,243

Total current liabilities	1,640,877	1,969,794
Long-term debt	456,422	454,491
Deferred income taxes and other liabilities	146,289	146,788

Total liabilities	2,243,588	2,571,073

Stockholders’ equity:
Common stock	16,774	16,944
Additional paid-in capital	2,223,553	2,329,952
Deferred stock compensation, net	(1,543)	(761)
Retained earnings	5,812,867	6,268,591
Accumulated other comprehensive income	16,383	21,650

Total stockholders’ equity	8,068,034	8,636,376

Total liabilities and stockholders’ equity	$10,311,622	$11,207,449

*	Amounts as of May 2, 2004 are unaudited. Amounts as of October 26, 2003 are derived from the October 26, 2003 audited consolidated financial statements.

See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended

	April 27,	May 2,
	2003	2004

	(In thousands)
Cash flows from operating activities:
Net income/(loss)	$(127,796)	$455,724
Adjustments required to reconcile income/(loss) from operations to cash provided by operating activities:
Depreciation and amortization	201,751	179,836
Loss on fixed asset retirements	46,157	11,904
Non-cash portion of restructuring, asset impairments and other charges	30,844	80,900
Deferred income taxes	2,243	78,104
Amortization of deferred stock compensation	—	782
Changes in assets and liabilities:
Accounts receivable, net	314,608	(491,107)
Inventories	166,355	(158,468)
Other current assets	55,212	(39,038)
Other assets	(25,086)	(15,210)
Accounts payable and accrued expenses	(127,187)	248,750
Income taxes payable	(93,468)	84,893
Other liabilities	3,387	491

Cash provided by operating activities	447,020	437,561

Cash flows from investing activities:
Capital expenditures	(147,275)	(112,884)
Proceeds from sales and maturities of short-term investments	1,055,077	1,595,345
Purchases of short-term investments	(1,185,809)	(1,931,893)

Cash used for investing activities	(278,007)	(449,432)

Cash flows from financing activities:
Short-term debt repayments	(41,949)	(861)
Long-term debt repayments	(4,196)	(1,931)
Proceeds from common stock issuances	118,954	256,569
Common stock repurchases	(99,939)	(150,000)

Cash provided by/(used for) financing activities	(27,130)	103,777

Effect of exchange rate changes on cash	947	(8,685)

Increase in cash and cash equivalents	142,830	83,221
Cash and cash equivalents — beginning of period	1,284,791	1,364,857

Cash and cash equivalents — end of period	$1,427,621	$1,448,078

Supplemental cash flow information:
Cash payments for income taxes	45,343	29,561
Cash payments for interest	19,980	20,080

See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1) Basis of Presentation and Stock-Based Compensation

Basis of Presentation

      In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied) included herein have been prepared on a basis consistent with the October 26, 2003 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in Applied’s Form 10-K for the fiscal year ended October 26, 2003. Applied’s results of operations for the three and six months ended May 2, 2004 are not necessarily indicative of future operating results.

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (United States) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

      Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2004 will contain 53 weeks, whereas fiscal 2003 contained 52 weeks. The first fiscal quarter of 2004 contained 14 weeks, whereas the first fiscal quarter of 2003 contained 13 weeks. Accordingly, the first six months of fiscal 2004 contained 27 weeks, whereas the first six months of fiscal 2003 contained 26 weeks.

      Certain prior year amounts have been reclassified to conform to the fiscal 2004 financial statement presentation.

Stock-Based Compensation

      Applied measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. As the exercise price of all options granted under these plans was equal to the fair market price of the underlying common stock on the grant date, no stock-based employee compensation expense was recognized in the consolidated condensed statements of operations.

      In accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure — an Amendment of Financial Accounting Standards Board (FASB) Statement No. 123” (SFAS 148) and Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), Applied’s pro forma option expense is computed using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Applied’s employee stock options have characteristics significantly different from those of traded options; therefore, in the opinion of management, the Black-Scholes option pricing model generally used to comply with SFAS 148 and SFAS 123 does not necessarily provide a reliable measure of the fair value of Applied’s options.

      To comply with SFAS 148, Applied is presenting the following table to illustrate the effect on the net income/(loss) and earnings/(loss) per share if it had applied the fair value recognition provisions of

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

SFAS 123, as amended, to options granted under the stock-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods.

	Three Months Ended		Six Months Ended

	April 27,	May 2,	April 27,	May 2,
	2003	2004	2003	2004

	(In thousands, except per share amounts)
Reported net income/(loss)	$(62,126)	$373,348	$(127,796)	$455,724
Stock compensation expense, net of tax	(100,343)	(82,204)	(194,314)	(163,912)

Pro forma net income/(loss)	$(162,469)	$291,144	$(322,110)	$291,812

Basic earnings/(loss) per share:
Reported	$(0.04)	$0.22	$(0.08)	$0.27
Pro forma	$(0.10)	$0.17	$(0.19)	$0.17
Diluted earnings/(loss) per share:
Reported	$(0.04)	$0.22	$(0.08)	$0.26
Pro forma	$(0.10)	$0.17	$(0.19)	$0.17

      Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $5.97 and $9.82 for the three months ended April 27, 2003 and May 2, 2004, respectively, and was $6.27 and $10.41 for the six months ended April 27, 2003 and May 2, 2004, respectively. The weighted average estimated fair value of purchase rights under employee stock purchase plans (ESPP) was $4.11 and $5.94 for the three months ended April 27, 2003 and May 2, 2004, respectively. For the six months ended April 27, 2003 and May 2, 2004, the weighted average estimated fair value of purchase rights under ESPP was $4.90 and $5.90, respectively. For purposes of this calculation, the fair value of each stock option grant and stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended		Six Months Ended

	April 27,	May 2,	April 27,	May 2,
	2003	2004	2003	2004

Stock Options:
Dividend yield	None	None	None	None
Expected volatility	69%	62%	69%	63%
Risk-free interest rate	2.01%	2.65%	2.09%	2.41%
Expected life (in years)	3.6	3.6	3.6	3.6

ESPP:
Dividend yield	None	None	None	None
Expected volatility	69%	68%	69%	68%
Risk-free interest rate	1.19%	1.81%	1.44%	1.82%
Expected life (in years)	0.5	2.0	0.5	2.0

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

      For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of Applied’s common stock for the period, as the effect would be anti-dilutive. Anti-dilutive options that were excluded from the computation were as follows:

	Three Months Ended		Six Months Ended

	April 27,	May 2,	April 27,	May 2,
	2003	2004	2003	2004

	(In thousands, except prices)
Number of anti-dilutive shares excluded	173,908	49,034	172,698	29,116
Average exercise price	$20.11	$25.27	$20.15	$27.96

      For the three and six months ended April 27, 2003, amounts are presented for informational purposes only, as these periods resulted in a net loss. As such, the basic loss per share computation was utilized.

3) Accounts Receivable, Net

      Applied has agreements with various financial institutions to sell accounts receivable from selected customers. Applied sold accounts receivable under these agreements of $172 million and $184 million for the three months ended April 27, 2003 and May 2, 2004, respectively, and sold $294 million and $352 million for the six months ended April 27, 2003 and May 2, 2004, respectively. Discounting fees were not material for all periods presented, and were recorded as interest expense. As of May 2, 2004, $58 million of sold receivables remained outstanding under these agreements. A portion of these sold receivables is subject to certain recourse provisions. Applied has not experienced any losses under these recourse provisions.

4) Inventories

      Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. Components of inventories were as follows:

	October 26,	May 2,
	2003	2004

	(In thousands)
Customer service spares	$480,770	$418,556
Raw materials	115,481	159,991
Work-in-process	143,130	204,906
Finished goods	211,311	327,278

	$950,692	$1,110,731

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5) Goodwill, Purchased Technology and Other Intangible Assets, Net

      Details of unamortized intangible assets, which consist solely of goodwill, were as follows:

	October 26,	May 2,
	2003	2004

	(In thousands)
Gross carrying amount	$269,391	$276,546
Accumulated amortization	(45,870)	(45,870)

	$223,521	$230,676

      In connection with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), as of the beginning of fiscal 2002, goodwill is no longer amortized and is reviewed annually during the fourth fiscal quarter for impairment. From October 27, 2003 to May 2, 2004, the change in goodwill was approximately $7 million, which primarily consisted of adjustments to the purchase price for prior acquisitions containing contingent purchase price provisions.

      Details of amortized intangible assets were as follows:

	October 26, 2003			May 2, 2004

		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total

			(In thousands)
Gross carrying amount	$324,193	$23,600	$347,793	$331,693	$23,600	$355,293
Accumulated amortization	(244,331)	(10,950)	(255,281)	(267,408)	(12,730)	(280,138)

	$79,862	$12,650	$92,512	$64,285	$10,870	$75,155

      Gross purchased technology increased by $8 million due to purchased technology acquired during the second fiscal quarter of 2004. Purchased technology and other intangible assets are amortized over their estimated useful lives of five to 10 years using the straight-line method. Aggregate amortization expense was $12 million and $13 million for the three months ended April 27, 2003 and May 2, 2004, respectively and $24 million and $25 million for the six months ended April 27, 2003 and May 2, 2004, respectively. As of May 2, 2004, future estimated amortization expense is expected to be $25 million for the remainder of fiscal 2004, $21 million for fiscal 2005, $15 million for fiscal 2006, $7 million for fiscal 2007, $4 million for fiscal 2008 and $3 million thereafter.

      Applied has a venture capital fund, Applied Materials Ventures I, L.P. (the Fund), that invests in privately-held, early-stage companies engaged in developing systems, components and devices relating to nanotechnology and/or communications technology for specific applications and products. The Fund is a limited partnership with Applied as the sole limited partner and an independent party as the general partner. Applied has committed to fund $50 million in capital contributions, but has reserved the option to discontinue capital contributions at $25 million. Applied’s capital contributions to the Fund totaled approximately $16 million through October 26, 2003 and $19 million through May 2, 2004.

      FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46), as amended, provides guidance on the identification, classification and accounting of variable interest entities. The Fund qualifies for consolidation under FIN 46 and was consolidated in Applied’s financial statements during the first fiscal quarter of 2004. The consolidation of the Fund did not have a

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

material impact on Applied’s financial condition or results of operations for the three or six months ended May 2, 2004.

6) Accounts Payable, Accrued Expenses and Guarantees

      Components of accounts payable and accrued expenses were as follows:

	October 26,	May 2,
	2003	2004

	(In thousands)
Accounts payable	$258,416	$341,546
Compensation and employee benefits	168,993	258,567
Installation and warranty	172,921	204,487
Deferred revenue	204,980	230,499
Restructuring	106,820	130,867
Other	407,341	398,154

	$1,319,471	$1,564,120

      Changes in the warranty reserves during the three and six months ended April 27, 2003 and May 2, 2004 were as follows:

	Three Months Ended		Six Months Ended

	April 27,	May 2,	April 27,	May 2,
	2003	2004	2003	2004

	(In thousands)
Beginning balance	$157,682	$140,070	$168,175	$138,407
Provisions for warranty	26,247	49,506	55,471	86,411
Consumption of reserves	(40,605)	(32,414)	(80,322)	(67,656)

Ending balance	$143,324	$157,162	$143,324	$157,162

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

      During the ordinary course of business, Applied also provides standby letters of credit or other guarantee agreements to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of May 2, 2004, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $56 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.

      Applied also has additional guarantee agreements on behalf of certain subsidiaries. As of May 2, 2004, Applied has not recorded any liability related to guarantees of subsidiary obligations. Applied does not expect, based on historical experience and information currently available, that it is probable any amounts will be required to be paid under these agreements. Subsidiary guarantees as of May 2, 2004 were associated with the following types of agreements: short-term borrowings, overdrafts and leases. While certain subsidiaries had

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

short-term borrowings and overdraft facilities available totaling approximately $172 million as of May 2, 2004, no amounts were outstanding as of the end of the second fiscal quarter of 2004. In the event of use and subsequent default of these facilities by Applied’s subsidiaries, such agreements would be guaranteed by Applied. In addition, certain subsidiaries have lease agreements guaranteed by Applied. These leases will expire between 2009 and 2014. In the event that the subsidiaries do not make the required payments, Applied could be required to pay the leases on behalf of the subsidiaries. As of May 2, 2004, quarterly lease obligations under these agreements approximated $3 million.

      In connection with certain business combinations and purchased technology acquisitions, Applied was subject to contingent consideration agreements at May 2, 2004. These agreements are based upon sales volume or other events taking place subsequent to the acquisition. Depending upon the circumstances of each agreement, the payment of the contingency will result in an increase to goodwill or a charge to operating expenses. Amounts paid under these agreements have not had, and are not expected to have, a material effect on Applied’s financial condition or results of operations.

      Applied is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Applied from time to time is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, product performance, product liability, employment and other matters. In addition, Applied on occasion receives notification from customers who believe that Applied owes them indemnification or other obligations related to infringement claims made against the customers by third parties. Applied evaluates, among other factors, the degree of probability of an unfavorable outcome and reasonably estimates the amount of the loss. Significant judgment is required in evaluating these factors. When Applied determines that it is probable that a loss has been incurred, the effect is recorded in the consolidated financial statements. Significant changes in legal proceedings and claims or in the factors considered in the evaluation of those matters could have a material adverse effect on Applied’s business, financial condition and results of operations. Discussion of legal matters is incorporated by reference from Part II, Item 1, Legal Proceedings, of this report, and should be considered as an integral part of the Consolidated Condensed Financial Statements and the accompanying Notes.

7) Restructuring, Asset Impairments and Other Charges

      In response to difficult business conditions during fiscal year 2003, Applied implemented a series of realignment activities. These actions were intended to better align Applied’s cost structure with prevailing economic conditions. As of February 1, 2004, Applied had completed its realignment activities.

      Restructuring, asset impairments and other charges for the first fiscal quarter of 2004 totaled $167 million, consisting of $65 million for facility consolidations, $96 million for other costs and $6 million for severance and benefits. The $96 million of other costs primarily consisted of $102 million in fixed asset write-offs associated with facility consolidations during the first fiscal quarter of 2004, which was partially offset by a $6 million reversal of fixed asset reserves associated with prior periods’ restructuring plans. In connection with the restructuring action in the first fiscal quarter of 2004, Applied consolidated certain facilities located primarily in Santa Clara, California. Additionally, Applied reduced its global workforce by approximately 130 positions or one percent. The majority of the affected employees were based in Santa Clara, California and Europe and represented multiple company functions.

      Restructuring, asset impairments, and other charges were $93 million for the second fiscal quarter of 2003. As part of this restructuring, Applied reduced its infrastructure and global workforce by approximately 1,400 positions or 10 percent. The majority of the affected employees were based in Santa Clara, California and Austin, Texas and represented multiple company functions.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Restructuring, asset impairments and other charges for the first fiscal quarter of 2003 totaled $99 million, consisting of $80 million for severance and benefits and $19 million for facilities consolidations. In connection with the restructuring action in the first fiscal quarter of 2003, Applied reduced its global workforce by approximately 1,750 positions or 11 percent. The majority of the affected employees and facilities were in Santa Clara, California and Austin, Texas and represented multiple company functions.

      Changes in restructuring reserves for the six months ended May 2, 2004 were as follows:

	Severance
	and Benefits	Facilities	Other	Total

	(In thousands)
Balance, October 26, 2003	$11,937	$89,895	$4,988	$106,820
Provision	6,200	65,400	95,859	167,459
Cash outlays	(16,311)	(13,497)	(2,099)	(31,907)
Non-cash consumption of reserves	—	—	(92,517)	(92,517)

Balance, February 1, 2004	$1,826	$141,798	$6,231	$149,855
Cash outlays	(1,826)	(15,630)	(1,532)	(18,988)

Balance, May 2, 2004	$—	$126,168	$4,699	$130,867

      The majority of other restructuring reserves are expected to be utilized by the end of fiscal 2004, while the restructuring reserves associated with facilities are expected to be utilized for lease obligations that continue through fiscal 2009.

8) Derivative Financial Instruments

      Applied’s derivative financial instruments, consisting of forward exchange and option contracts, are recorded at fair value on the balance sheet, either in other current assets or accounts payable and accrued expenses. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, are recognized currently in results of operations. The effective portion of the gain or loss is reported as a component of accumulated other comprehensive income in stockholders’ equity, and is reclassified into results of operations when the hedged transaction affects income/(loss). All amounts included in accumulated other comprehensive income as of May 2, 2004 will be reclassified to results of operations within 12 months. Changes in the fair value of currency option contracts due to changes in time value are excluded from the assessment of effectiveness, and are recognized in cost of products sold. The change in option time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, Applied recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amounts recognized due to the anticipated transactions failing to occur were not material for all periods presented.

      Accumulated other comprehensive income related to derivative activities for the six months ended May 2, 2004 increased by $4 million, which was comprised of a $7 million net increase in fair value of derivatives, partially offset by $3 million of net realized gains which were reclassified from accumulated other comprehensive income to results of operations.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

9) Stockholders’ Equity

Comprehensive Income/(Loss)

      Components of comprehensive income/(loss), on an after-tax basis where applicable, were as follows:

	Three Months Ended		Six Months Ended

	April 27,	May 2,	April 27,	May 2,
	2003	2004	2003	2004

	(In thousands)
Net income/(loss)	$(62,126)	$373,348	$(127,796)	$455,724
Change in unrealized gain/(loss) on derivative instruments designated and qualifying as cash flow hedges	(3,477)	(1,543)	(3,996)	4,472
Change in unrealized gain/(loss) on investments	(1,725)	(9,371)	18,429	(9,081)
Foreign currency translation adjustments	(1,915)	(290)	12,621	9,876

Comprehensive income/(loss)	$(69,243)	$362,144	$(100,742)	$460,991

      Components of accumulated other comprehensive income, on an after-tax basis where applicable, were as follows:

	October 26,	May 2,
	2003	2004

	(In thousands)
Unrealized gain on derivative instruments designated and qualifying as cash flow hedges	$1,929	$6,401
Unrealized gain on investments	24,092	15,011
Cumulative translation adjustments	(9,638)	238

Accumulated other comprehensive income	$16,383	$21,650

Stock Repurchase Program

      Since March 1996, Applied has systematically repurchased shares of its common stock to partially fund its stock-based employee benefit plans. Upon the expiration of the prior share repurchase authorization on March 24, 2004, the Board of Directors extended the stock repurchase program and authorized the repurchase of up to $3 billion of Applied’s common stock in the open market over the succeeding three years. Under this authorization, Applied is continuing a systematic stock repurchase program and may also make additional stock repurchases from time to time, depending on market conditions, stock price and other factors.

      During the three months ended April 27, 2003 and May 2, 2004, Applied repurchased 3,995,000 shares of its common stock at an average price of $12.52 for a total cash outlay of $50 million and 3,538,000 shares of its common stock at an average price of $21.20 for a total cash outlay of $75 million, respectively. During the six months ended April 27, 2003 and May 2, 2004, Applied repurchased 7,068,000 shares of its common stock at an average price of $14.14, for a total cash outlay of $100 million and 6,791,000 shares of its common stock at an average price of $22.09 for a total cash outlay of $150 million, respectively.

10) Notes Payable

      Applied has credit facilities for unsecured borrowings in various currencies up to approximately $673 million, of which $500 million is comprised of two revolving credit agreements in the United States with

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

a group of banks. One agreement is a $250 million line of credit that expires in September 2004 and is expected to be renewed, and the other is a $250 million line of credit that expires in September 2006. The agreements provide for borrowings at various rates, including the lead bank’s prime reference rate, and include financial and other covenants with which Applied was in compliance as of October 26, 2003 and May 2, 2004. No amounts were outstanding under these agreements as of October 26, 2003 and May 2, 2004. The remaining credit facilities of approximately $173 million are with Japanese banks at rates indexed to their prime reference rate and are denominated in Japanese yen. No amounts were outstanding under Japanese credit facilities as of October 26, 2003 and May 2, 2004.

11) Business Combination

      On April 18, 2003, Applied acquired Boxer Cross, Inc., a producer of in-line monitoring systems that provide customers with critical electrical measurement data for controlling semiconductor processes, for $14 million in cash. In connection with this acquisition, Applied recorded goodwill of $18 million, net of adjustments to the initial purchase price allocation, and purchased technology of $3 million, partially offset by other items of $7 million, primarily for net liabilities assumed upon acquisition. The in-process research and development expense was insignificant. The results of operations for Boxer Cross, Inc. prior to the acquisition date were not material in relation to those of Applied for any of the periods presented herein.

12) Recent Accounting Pronouncement

      On December 17, 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104), which superceded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). The revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. SAB 104 also recognized the existing guidance on revenue arrangements with multiple deliverables. The adoption of SAB 104 has not had, and is not expected to have, a material effect on Applied’s financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements in this Quarterly Report on Form 10-Q, including those made by management of Applied Materials, Inc. and its subsidiaries (Applied), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Applied’s future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations and semiconductor industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the following section entitled “Trends, Risks and Uncertainties.” Other risks and uncertainties are disclosed in Applied’s prior SEC filings, including its Annual Report on Form 10-K for the fiscal year ended October 26, 2003. These and many other factors could affect Applied’s future financial operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Applied undertakes no obligation to update the information in this Quarterly Report on Form 10-Q.

Overview

      Applied develops, manufactures, markets and services integrated circuit fabrication equipment for the worldwide semiconductor industry. Applied’s product offerings consist of systems, components, spare parts, and services. Demand for Applied’s products can change significantly from period to period as a result of numerous factors, including, but not limited to, changes in: (1) global economic conditions; (2) advanced technology and/or capacity requirements of semiconductor manufacturers; (3) the profitability of semiconductor manufacturers; (4) supply and demand for semiconductors; and (5) relative competitiveness of Applied’s products. For this and other reasons, Applied’s results of operations for the three and six months ended May 2, 2004 may not necessarily be indicative of future operating results.

      Beginning with the fourth fiscal quarter of 2003 and continuing into fiscal 2004, customers began making increased investments in capacity and technology, responding to higher spending for consumer electronics and business information technology and increases in semiconductor unit demand. The past industry downturn, extending from the first fiscal quarter of 2001 through the third fiscal quarter of 2003, which Applied believes was the most severe decline in the history of the semiconductor industry, resulted in a significant decrease in demand for semiconductor manufacturing equipment, lower investment in fab capacity, and customers’ delays in placing new orders.

      Fiscal 2004 will contain 53 weeks, whereas fiscal 2003 contained 52 weeks. The first fiscal quarter of 2004 contained 14 weeks, whereas the first fiscal quarter of 2003 contained 13 weeks. Accordingly, the first six months of fiscal 2004 contained 27 weeks, whereas the first six months of fiscal 2003 contained 26 weeks.

Results of Operations

      Applied received new orders of $2.2 billion for the second fiscal quarter of 2004, compared to $1.7 billion for the first fiscal quarter of 2004 and $971 million for the second fiscal quarter of 2003. New orders for the second fiscal quarter of 2004 increased by 32 percent from the preceding quarter and by 128 percent from the second fiscal quarter of 2003. The increase in orders reflected broad-based capital investment by customers for 300mm technology, from both DRAM and logic manufacturers, as well as capacity expansion by customers for 200mm technology to meet rising demand for semiconductors.

      New orders by region for the past two consecutive quarters were as follows:

	Three Months Ended

	February 1,		May 2,
	2004		2004

	($)	(%)	($)	(%)

	(Dollars in millions)
Asia-Pacific*	425	25	489	22
Taiwan	296	18	453	21
North America**	280	17	424	19
Japan	279	17	383	17
Korea	195	11	295	13
Europe	208	12	170	8

Total	1,683	100	2,214	100

*	Includes China.

**	Primarily the United States.

      As indicated in the table above, orders increased during the second fiscal quarter of 2004 throughout all regions, except for Europe. The order growth in the second fiscal quarter of 2004 was centered in Asia. Taiwan, Korea and Asia-Pacific continued the trend of sequential quarterly order growth. Orders in Japan increased over the preceding fiscal quarter, reflecting increased capital investment. European orders for the second fiscal quarter were lower than the prior quarter due to higher service orders that occurred in the first fiscal quarter of 2004.

      Applied’s backlog for the most recent three fiscal quarters was as follows: $2.8 billion as of May 2, 2004, $2.6 billion as of February 1, 2004 and $2.5 billion as of October 26, 2003. Backlog consists only of orders for which written authorizations have been accepted, shipment dates within 12 months have been assigned and revenue has not been recognized. Due to the potential for customer changes in delivery schedules or cancellation of orders, Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods.

      Net sales increased to $1.2 billion in the fourth fiscal quarter of 2003 and $1.6 billion for the first fiscal quarter of 2004, after having been relatively flat at $1.1 billion for each of the first three fiscal quarters of 2003. Net sales for the second fiscal quarter of 2004 increased to $2.0 billion, a 30 percent increase from the first fiscal quarter of 2004 and an 82 percent increase from net sales of $1.1 billion in the second fiscal quarter of 2003. The overall increase in net sales was primarily due to the fulfillment of higher levels of orders for capital equipment received in prior quarters.

      Net sales by region for the three and six months ended April 27, 2003 and May 2, 2004 were as follows:

	Three Months Ended				Six Months Ended

	April 27, 2003		May 2, 2004		April 27, 2003		May 2, 2004

	($)	(%)	($)	(%)	($)	(%)	($)	(%)

	(Dollars in millions)
Taiwan	102	9	552	27	200	9	930	26
Asia-Pacific*	167	15	516	26	258	12	786	22
Japan	182	16	295	15	370	17	618	17
North America**	285	26	292	14	648	30	517	15
Korea	210	19	183	9	380	18	372	10
Europe	161	15	180	9	305	14	351	10

Total	1,107	100	2,018	100	2,161	100	3,574	100

*	Includes China.

**	Primarily the United States.

      As indicated in the table above, net sales for the second fiscal quarter of 2004 increased year over year for all regions, except for Korea, reflecting a continued improvement in the worldwide demand for wafer fabrication equipment. Net sales for the six months ended May 2, 2004 increased in all regions with the exception of Korea and North America over the comparable period in fiscal 2003.

      Gross margin was 46.5 percent for the second fiscal quarter of 2004, compared to 43.5 percent for the first fiscal quarter of 2004 and 33.7 percent for the second fiscal quarter of 2003. Gross margin was 45.2 percent for the six months ended May 2, 2004, compared to 35.3 percent for the six months ended April 27, 2003. A $49 million inventory write-down associated with refocused product efforts was incurred in the second fiscal quarter of 2003. The increase in the gross margin percentage from the first fiscal quarter to the second fiscal quarter of 2004 was principally attributable to improved revenue levels, declining 300mm product costs and increased manufacturing volume. The increase in gross margin from the three and six months ended April 27, 2003 compared to the same periods ended May 2, 2004 was due to the same reasons discussed above.

      Operating expenses included expenses related to research, development and engineering (RD&E), marketing and selling (M&S), and general and administrative (G&A). Expenses related to RD&E, M&S and G&A were $424 million for the second fiscal quarter of 2004, compared to $411 million for the first fiscal quarter of 2004 and $394 million for the second fiscal quarter of 2003. The increase in these expenses during the second fiscal quarter of 2004 was principally attributable to an increase in variable compensation costs resulting from the current quarter’s performance, offset by a lower cost structure as a result of the implementation of realignment activities.

      In response to difficult business conditions during fiscal year 2003, Applied implemented a series of realignment activities. These actions were intended to better align Applied’s cost structure with prevailing economic conditions. As of February 1, 2004, Applied had completed its realignment activities.

      Restructuring, asset impairments and other charges for the first fiscal quarter of 2004 totaled $167 million, consisting of $65 million for facilities consolidations, $96 million for other costs and $6 million for severance and benefits. The $96 million of other costs primarily consisted of $102 million in fixed asset write-offs associated with facility consolidations during the first fiscal quarter of 2004, which was partially offset by a $6 million reversal of fixed asset reserves associated with prior periods’ restructuring plans. In connection with the restructuring action in the first fiscal quarter of 2004, Applied consolidated certain facilities located primarily in Santa Clara, California. Additionally, Applied reduced its global workforce by approximately 130 positions or one percent. The majority of the affected employees were based in Santa Clara, California and Europe and represented multiple company functions.

      Restructuring, asset impairments, and other charges were $93 million for the second fiscal quarter of 2003. As part of this restructuring, Applied reduced its infrastructure and global workforce by approximately

1,400 positions or 10 percent. The majority of the affected employees were based in Santa Clara, California and Austin, Texas and represented multiple company functions.

      Restructuring, asset impairments and other charges for the first fiscal quarter of 2003 totaled $99 million, consisting of $80 million for severance and benefits and $19 million for facilities consolidations. In connection with the restructuring action in the first fiscal quarter of 2003, Applied reduced its global workforce by approximately 1,750 positions or 11 percent. The majority of the affected employees and facilities were in Santa Clara, California and Austin, Texas and represented multiple company functions.

      Net interest income was $15 million and $26 million for the three months ended May 2, 2004 and April 27, 2003, respectively, and was $34 million and $50 million for the six months ended May 2, 2004 and April 27, 2003, respectively. Lower net interest income in 2004 was primarily due to lower average yields and lower realized gains.

      Applied’s effective income tax provision/ (benefit) rate was 29.5 percent for all periods presented. Applied’s future income tax rate depends on various factors, such as tax legislation and interpretation, the geographic composition of Applied’s pre-tax income, the valuation of Applied’s deferred tax assets or liabilities, and non-tax deductible expenses incurred with acquisitions. In addition, Applied is subject to routine examination of its tax returns by the Internal Revenue Service and other tax authorities. Applied regularly assesses the likelihood of adverse outcomes from these examinations to determine the adequacy of its provision for income taxes.

Financial Condition, Liquidity and Capital Resources

      During the six months ended May 2, 2004, Applied increased its cash, cash equivalents and short-term investments by $413 million, from $5.5 billion as of October 26, 2003 to $5.9 billion as of May 2, 2004, reflecting improved profitability and asset management.

      Applied generated $438 million of cash from operating activities for the six months ended May 2, 2004. The primary sources of cash were from net income and an increase in payables, which were partially offset by an increase in accounts receivable and inventories for the six months ended May 2, 2004. Applied utilized programs to sell accounts receivable of $352 million for the six months ended May 2, 2004. These accounts receivable sales had the effect of increasing cash and reducing accounts receivable. Applied has not experienced any losses under these programs. Days sales outstanding was 63 days at the end of the second fiscal quarter of 2004, compared to 68 days at the end of the first fiscal quarter of 2004. For further details regarding accounts receivable sales, see Note 3 of Notes to Consolidated Condensed Financial Statements. Inventories increased by $160 million during the six months ended May 2, 2004, due to a $222 million increase in raw materials, work-in-process and finished goods inventories to support increased business volume, which was partially offset by a $62 million decrease in customer service spares inventory.

      Applied used $449 million of cash for investing activities during the six months ended May 2, 2004. Capital expenditures totaled $113 million. Applied utilized $337 million in cash for purchases of short-term investments, net of proceeds from sales and maturities of short-term investments.

      Applied generated $104 million of cash from financing activities for the six months ended May 2, 2004, primarily consisting of $257 million of proceeds from the issuance of common stock under stock option and employee stock purchase plans, partially offset by $150 million of stock repurchases.

      Although cash requirements will fluctuate based on the timing and extent of many factors, Applied’s management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy Applied’s liquidity requirements for the next 12 months. For further details regarding Applied’s operating, investing and financing activities, see the Consolidated Condensed Statements of Cash Flows.

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

      As a supplier to the global semiconductor industry, Applied is subject to the industry’s business cycles, the timing, length and volatility of which are difficult to predict. The semiconductor industry has historically been cyclical due to sudden changes in demand for semiconductors and manufacturing capacity, including capacity using the latest technology. The rate of changes in demand, including end-customer demand, is accelerating, and the effect of these changes on Applied is occurring sooner, exacerbating the volatility of these cycles. These changes have affected the timing and amounts of customers’ capital equipment purchases and investments in technology, and continue to affect Applied’s orders, net sales, gross margin and results of operations.

      The semiconductor industry is in an upturn. However, management cannot predict the sustainability of such a recovery, nor the industry’s rate of growth going forward, both of which will be affected by many factors, including the uncertainties discussed below. During periods of increasing demand for integrated circuit manufacturing equipment, Applied must have sufficient manufacturing capacity and inventory to meet customer demand, and must be able to attract, retain and motivate a sufficient number of qualified individuals. If Applied is unable to effectively manage its resources and production capacity during an industry upturn, there could be a material adverse effect on its business, financial condition and results of operations. Conversely, in downturns, Applied must be able to appropriately align its cost structure with prevailing market conditions and effectively motivate and retain key employees. In the first quarter of 2004, Applied completed implementation of realignment activities undertaken in response to an industry downturn to align its cost structure with business conditions and to enable Applied to focus resources on core research and development programs. If the intended results of these realignment activities do not materialize, and/or if Applied does not maintain effective cost controls, Applied’s business, financial condition or results of operations may be materially and adversely affected.

Applied is exposed to the risks of operating a global business.

      During the second fiscal quarter of 2004, more than 85 percent of Applied’s net sales were to regions outside the United States. Certain manufacturing facilities and suppliers of Applied are also located outside the United States. Managing Applied’s global operations presents challenges including, but not limited to, those arising from periodic regional economic downturns, global trade issues, varying business conditions and demands, variations in enforcement of intellectual property and other legal rights in different jurisdictions, differences in the ability to develop relationships with suppliers and other local businesses, changes in United States and international laws and regulations including United States export restrictions, fluctuations in interest and currency exchange rates, the need to provide sufficient levels of technical support in different locations, cultural differences and shipping delays. Many of these challenges are present in China, a large potential market for integrated circuit equipment and an area that Applied anticipates will present a significant opportunity for growth. These challenges, as well as global uncertainties with respect to: (1) economic growth rates in various countries; (2) sustainability of demand for electronics products; (3) capital spending by semiconductor manufacturers; (4) price weakness for certain semiconductor devices; and (5) political instability, terrorism, acts of war, or epidemics where Applied has operations or sales, including Asia, Israel and the United States, may materially and adversely affect Applied’s business, financial condition and results of operations.

Applied is exposed to risks as a result of ongoing changes in the semiconductor industry.

      The semiconductor industry is characterized by rapid ongoing changes, including: (1) more complex technology requirements; (2) the changing information technology cost structure and the importance of driving down cost of ownership; (3) the increasing significance of consumer electronics as a driver for chip demand and the related focus on lower prices; (4) the growing types and varieties of integrated circuits and applications; (5) an increasing number of applications across multiple substrate sizes in the semiconductor industry, resulting in divergent interests among semiconductor manufacturers; (6) a rising percentage of business from customers in Asia and emergence of customers and competitors in new geographical regions; (7) customer demands for shorter lead times for the manufacture and installation of semiconductor manufacturing equipment; and (8) higher capital requirements for new semiconductor fabrication plants. These changes, individually or in combination, are increasing the need for customer partnering, use of foundries, collaborative research and development efforts and process integration support. These changes also heighten the importance of spare parts and service product offerings as a competitive advantage for semiconductor equipment manufacturers, even though service products historically have resulted, and may in the future result, in lower gross margins than system products. In addition, key integrated circuit manufacturers have become influential in technology decisions made by their global partners. If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the semiconductor industry, its business, financial condition and results of operation could be materially and adversely affected.

Applied operates in a highly competitive industry characterized by increasingly rapid technological changes.

      As Applied operates in a highly competitive environment, Applied’s future success is heavily dependent on effective development, commercialization and customer acceptance of its new products and services over those of its competitors. Applied’s success is subject to many risks, including but not limited to its ability to timely and cost-effectively: (1) develop new products, services and technologies, including those utilizing new materials, such as copper and low-k films; (2) improve existing products, services and technologies; (3) expand into or develop new markets in the semiconductor industry for Applied’s products and services; (4) introduce new products and services to the marketplace; (5) achieve market acceptance and accurately forecast demand for its products and services; (6) transition from 200mm systems to 300mm systems while still maintaining sufficient 200mm technological capabilities; (7) qualify new or improved products for volume manufacturing with its customers; (8) commence and adjust production to meet customer demands; (9) price products and services appropriately; and (10) lower customers’ cost of ownership. The development, introduction and support of an increasingly broad set of new or improved products, services and technologies, including those enabling the transition to smaller device feature sizes, new materials and 300mm wafers, have grown increasingly complex and expensive over time. Such new or improved products and services may involve higher costs and reduced efficiencies compared to Applied’s more established products and services and could adversely affect Applied’s gross margins. If Applied does not develop and introduce new or improved products, services and technologies in a timely and cost-effective manner in response to changing market conditions or customer requirements, and/or if Applied is not able to price such products and services appropriately to reflect increased costs, its business, financial condition and results of operations could be materially and adversely affected.

Manufacturing interruptions or delays could affect Applied’s ability to meet customer demand, while the failure to estimate customer demand accurately could result in excess or obsolete inventory.

      Applied’s business depends on its ability to supply products and services that meet the rapidly changing demands of its customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers. Some key parts may be obtained only from a single supplier or a limited group of suppliers. In addition, Applied outsources certain manufacturing activities. Significant interruptions of manufacturing operations as a result of the failure or inability of suppliers to timely deliver quality parts, outsourcing difficulties, natural disasters (such as earthquakes or tornadoes), or other causes (such as information technology or infrastructure failures, regional economic downturns, political instability, terrorism, acts of war or epidemics) could result in delayed product or service deliveries or manufacturing inefficiencies. Conversely, if actual demand for Applied’s products and services is less than expected, Applied may purchase more parts than necessary or incur costs for canceling or postponing delivery of parts. Any or all of these factors could materially and adversely affect Applied’s business, financial condition and results of operations.

Applied is exposed to risks associated with a highly concentrated customer base.

      Applied’s customer base is and has been highly concentrated. Orders from a relatively limited number of manufacturers of integrated circuits have accounted for, and likely will continue to account for, a substantial portion of Applied’s net sales, which may lead customers to demand pricing and other terms less favorable to Applied. In addition, sales to any single customer may vary significantly from quarter to quarter. If current customers delay, cancel or do not place orders, Applied may not be able to replace these orders with new orders. As Applied’s products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant non-recoverable costs. The resulting fluctuations in the amount of and terms of orders could have a material adverse effect on Applied’s business, financial condition and results of operations.

Applied is exposed to risks associated with acquisitions.

      Applied has made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including but not limited to: (1) diversion of management’s attention from other operational matters; (2) the inability to realize expected synergies resulting from the acquisition; (3) failure to commercialize purchased technologies; (4) impairment of acquired intangible assets as a result of technological advancements or worse-than-expected performance of the acquired company or its products; (5) integration and retention of key employees; and (6) integration of operations. Mergers and acquisitions are inherently subject to significant risks, and the inability to effectively manage these risks could materially and adversely affect Applied’s business, financial condition and results of operations.

Applied is exposed to risks associated with expanded service product offerings.

      In order to improve customers’ manufacturing productivity and efficiency, Applied has entered into, and may in the future enter into, agreements that expand its service product offerings beyond those relating to Applied systems. These service products include on-site support as well as supply chain and spare parts management and planning. These new service products may be offered through strategic alliances formed with other suppliers to the semiconductor industry. In order to develop this market opportunity, Applied must form and maintain strategic relationships with appropriate companies and successfully and cost-effectively provide these services. Applied’s inability to achieve any of the foregoing could have a material adverse effect on Applied’s business, financial condition and results of operations.

The ability to attract, retain, and motivate key employees is vital to Applied’s success.

      Applied’s success depends in large part on its ability to attract, retain and motivate key employees, including those in managerial, technical, marketing and support roles. Achieving this objective may be difficult due to changes in the global economy, the industry, and management and proposed changes in accounting rules. If Applied does not successfully attract, retain and motivate key employees, Applied’s operating results and ability to capitalize on its opportunities may be materially and adversely affected.

Applied is exposed to various risks related to legal proceedings or claims.

      Applied from time to time is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, product performance, product liability, employment and other matters. In addition, Applied on occasion receives notification from customers who believe that Applied owes them indemnification or other obligations related to infringement claims made against the customers by third parties. These legal proceedings and claims, whether with or without merit, are time-consuming and expensive to prosecute or defend and divert management’s attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings or claims. In addition, Applied’s intellectual property rights may not provide significant competitive advantages if they are circumvented, invalidated or rendered obsolete by the rapid pace of technological change. Furthermore, the laws of other countries permit the protection of Applied’s rights to varying extents, compared to United States laws. Applied’s success is dependent in part upon the protection of its intellectual property and other rights. Infringement of Applied’s rights by a third party could result in uncompensated lost market and revenue opportunities for Applied. If Applied is not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend its position, Applied’s business, financial condition and results of operations could be materially and adversely affected.

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

      For example, the World Trade Organization (WTO) has determined that the United States Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusions constitute prohibited export subsidies. Legislation currently pending in the United States Congress may eliminate the FSC and ETI tax provisions but may also contain other provisions that offset the elimination of these tax benefits. Applied has benefited from FSC and ETI tax provisions, and the elimination of these tax provisions without any financially comparable replacement tax benefits could materially and adversely affect Applied’s financial condition and results of operations.

      During fiscal 2002, Applied filed an application with the SEC for an exemptive order confirming that it is not subject to the Investment Company Act of 1940 (the Act), which requires companies primarily engaged in the business of investing in securities to comply with additional rules and regulations. Based on Applied’s ratios of investments to total assets and of interest income to net income, Applied could be deemed to be covered by the Act. In March 2004, Applied responded to the SEC’s request for additional and updated information. If the SEC does not grant the exemption, Applied may have to take other actions that could adversely affect its results of operations in order not to be subject to the Act.

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

      Applied purchases forward exchange and currency option contracts to hedge certain existing and anticipated foreign currency denominated transactions expected to occur during the next year. Gains and losses on these contracts are generally recognized in income when the related transactions being hedged are recognized. Net foreign currency gains and losses were not material for the three or six months ended April 27, 2003 and May 2, 2004. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates.

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

Novellus

      On June 13, 1997, after Varian Associates, Inc. (Varian) failed to respond to requests by Applied to discuss certain patent issues, Applied filed a lawsuit against Varian captioned Applied Materials, Inc. v. Varian Associates, Inc. (case no. C-97-20523-RMW) in the United States District Court for the Northern District of California, alleging infringement of several of Applied’s patents concerning PVD technology. On July 7, 1997, Applied amended that action to allege infringement of those same Applied PVD patents against Novellus Systems, Inc. (Novellus) and to add Novellus as a defendant, as a result of Novellus’ acquisition of Varian’s thin film systems PVD business. On June 23, 1997, Novellus filed a separate lawsuit against Applied captioned Novellus Systems, Inc. v. Applied Materials, Inc. (case no. C-97-20551-EAI) in the United States District Court for the Northern District of California, alleging infringement by Applied of several PVD technology patents that were formerly owned by Varian. Novellus seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys’ fees. In September 2000, Applied and Varian settled their disputes and Applied released all claims with respect to the Inova system as it was made and sold as of May 7, 1997. On October 3, 2000, Applied’s claims against Varian and Varian’s claims and counterclaims against Applied were dismissed with prejudice. The litigation with Novellus continues. Discovery has closed in the actions. The previously set trial date of May 24, 2004 has been rescheduled and trial now is set to begin on September 20, 2004. Applied believes the September trial will involve only infringement and validity issues regarding Novellus’ patent claims against Applied and Applied’s declaratory judgment claims against Novellus’ patents. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

Linear Technology

      On March 2, 2001, Linear Technology Corp. (LTC) filed a third party complaint against Applied in the United States District Court for the Eastern District of Texas, captioned Texas Instruments, Inc. v. Linear Technology Corp. v. Applied Materials, Inc. (case no. 2-01-CV4 (DF)). The complaint against Applied alleged that Applied is obligated to indemnify LTC and defend LTC for certain claims in the underlying patent infringement lawsuit brought by Texas Instruments, Inc. (TI) against LTC. The complaint also alleged claims for breach of contract, breach of warranty, and various unfair business practices. In the complaint, LTC alleged that, before LTC purchased certain equipment from Applied, Applied failed to disclose to LTC that TI previously had won a jury verdict against Hyundai Electronics Industries Co., Ltd. (Hyundai) for patent infringement based on Hyundai’s use of certain semiconductor equipment including some Applied tools. LTC’s Texas lawsuit against Applied sought indemnification and damages from Applied and an order requiring Applied to defend LTC in the underlying lawsuit with TI. On January 15, 2002, the court granted TI’s motion to sever Applied and the other third party defendants from the action and dismissed LTC’s action against Applied and the other third party defendants without prejudice. On March 12, 2002, LTC filed a complaint against Applied in the Superior Court for the County of Santa Clara, captioned Linear Technology Corp. v. Applied Materials, Inc., Novellus Systems, Inc. and Tokyo Electron Ltd., (case no. CV806004) alleging claims for breach of contract, fraud and deceit, negligent misrepresentation, suppression of fact, unfair competition, breach of warranty, express contractual indemnity, implied equitable indemnity and declaratory relief. On November 12, 2002, LTC filed an amended complaint in the Santa Clara action asserting essentially the same claims as in the original complaint but adding an additional assertion that LTC and TI have settled their litigation. Applied’s motion to dismiss the amended complaint was granted in part. LTC filed a Second Amended Complaint and Applied’s motion to dismiss the Second Amended Complaint was granted. LTC filed a Third Amended Complaint and Applied’s motion to dismiss the Third Amended Complaint was granted. On February 13, 2004, LTC filed a Fourth Amended Complaint. Applied has moved to dismiss the Fourth Amended Complaint. Applied believes that it has meritorious defenses and intends to pursue them vigorously.

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

      On October 3, 2003, ASMI filed a lawsuit against Applied in the United States District Court for the Eastern District of Texas, captioned ASM America, Inc. and ASM International, N.V. v. Applied Materials, Inc. (case no. 2 03CV 348 TJW). The lawsuit alleges infringement of six ASMI patents and seeks damages for past infringement, enhanced damages, attorneys’ fees, and injunctive relief. Applied responded to the complaint by denying the allegations and counterclaiming for a declaratory judgment of invalidity, unenforceability and non-infringement of the patents. Applied also has asserted that ASMI is infringing seven Applied patents, including the six patents at issue in the Arizona action plus an additional patent. Applied seeks injunctive relief, compensatory and enhanced damages, costs and attorneys’ fees. Applied has filed a motion to transfer the case from the Eastern District of Texas to the District of Arizona. The Court has set a trial date of May 2, 2005. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

Varian Semiconductor Equipment Associates, Inc.

      On September 13, 2002, Varian Semiconductor Equipment Associates, Inc. (VSEA) filed a demand for arbitration with the American Arbitration Association asserting that Applied has breached a patent license agreement between VSEA and Applied dated January 1, 1992. VSEA seeks to recover royalties, interest and attorneys’ fees. The arbitration hearing on whether the products are covered by the license agreement has concluded. On May 2, 2003, the arbitration panel issued an interim decision finding that some, but not all, of the products at issue were subject to the agreement. The arbitration panel next will consider whether the asserted claims of the patents under which those products were found to be covered are valid. The arbitration hearing on those issues is scheduled to begin on June 26, 2004. Applied believes that it has meritorious defenses and intends to pursue them vigorously.

Jusung

      On December 24, 2003 (local Taiwan time), Applied Materials, Inc. filed a lawsuit against Jusung Engineering Co., Ltd., and Jusung Pacific Co., Ltd., (collectively Jusung) in Tao-Yuan District Court in Taiwan captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. (case no. 92 Tsai-chuan Tzi No. 6388). The lawsuit alleges that Jusung is infringing a patent related to chemical vapor deposition owned by Applied. In the suit, Applied seeks a provisional injunction prohibiting Jusung from importing, using, manufacturing, servicing or selling in Taiwan certain flat panel display manufacturing equipment. On December 25, 2003, the Tao-Yuan District Court ruled in favor of Applied’s request for a provisional injunction and on January 14, 2004, the Court issued a provisional injunction order. Jusung has appealed those decisions. On January 30, 2004, Jusung sought permission to post a counterbond to have the injunction lifted. Jusung’s application was granted and, on March 30, 2004, the provisional injunction order was lifted. Applied appealed the counterbond decisions and, on May 31, 2004, the appellate court ruled that the injunction should be reinstated pending a final decision on Applied’s appeal of the grant of the counterbond. Applied believes it has meritorious claims and intends to pursue them vigorously.

Taiwan Fair Trade Commission

      On April 10, 2004, the Taiwan Fair Trade Commission (TFTC) notified Applied’s subsidiary AKT, Inc. (AKT) in Taiwan that, pursuant to a complaint filed by Jusung, the TFTC had begun an investigation into whether AKT violated the Taiwan Fair Trade Act. The investigation focuses on whether AKT violated the Taiwan Guidelines for the Review of Cases Involving Enterprises Issuing Warning Letters for Infringement on Copyright, Trademark and Patent Rights by allegedly notifying customers about AKT’s patent rights and the infringement of those rights by Jusung. Although Applied believes there has been no violation, neither the extent nor the outcome of the investigation can be determined at this time. Applied believes that the outcome will not have a material adverse effect on its financial condition or results of operations.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      The following table provides information as of May 2, 2004 with respect to the shares of common stock repurchased by Applied during the second fiscal quarter of fiscal 2004:

				Maximum Dollar
			Total Number of	Value of Shares that
		Average	Shares Purchased as	May Yet be
	Total Number of	Price Paid	Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Plans(1)	the Plans(1)

	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
Month #1 (February 2, 2004 to February 29, 2004)	384	$21.68	384	$1,426
Month #2 (March 1, 2004 to March 28, 2004)	3,154	$21.14	3,154	$3,000
Month #3 (March 29, 2004 to May 2, 2004)	—	—	—	$3,000

Total	3,538	$21.20	3,538

(1)	On March 22, 2001, the Board of Directors extended the stock repurchase program and authorized the repurchase of up to $2 billion of Applied’s common stock in the open market through March 24, 2004. On March 24, 2004, following the expiration of the prior share repurchase authorization, the Board of Directors extended the stock repurchase program and authorized the repurchase of up to $3 billion of Applied’s common stock over the next three years in the open market.

Item 4.	Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders was held on March 24, 2004 in Santa Clara, California. Ten incumbent directors were re-elected without opposition to serve one-year terms in office. The results of this election were as follows:

Name of Director	Votes For (Shares)	Votes Withheld (Shares)

James C. Morgan	1,414,367,886	36,748,131
Michael R. Splinter	1,414,090,054	37,025,963
Dan Maydan	1,411,030,613	40,085,404
Michael H. Armacost	1,381,186,935	69,929,082
Deborah A. Coleman	1,381,825,111	69,290,906
Herbert M. Dwight, Jr.	1,367,236,156	83,879,861
Philip V. Gerdine	1,381,822,988	69,293,029
Paul R. Low	1,359,968,425	91,147,592
Steven L. Miller	1,372,113,679	79,002,338
Gerhard H. Parker	1,381,852,816	69,263,201

      On the proposal to approve the amended and restated Employee Stock Incentive Plan, there were 755,970,101 votes cast in favor, 326,763,557 votes cast against, 10,783,765 abstentions and 357,598,594 broker non-votes.

Item 5.	Other Information

      On March 26, 2004, Applied announced the appointment of Mr. Willem P. Roelandts to Applied’s Board of Directors. Mr. Roelandts is the chairman, president and chief executive officer of Xilinx, Inc., a supplier of programmable logic solutions.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit
No.	Description

10.1	The Applied Materials, Inc. Employee Stock Incentive Plan, as amended (formerly named the “Applied Materials, Inc. 1995 Equity Incentive Plan”), previously filed as Exhibit A to Applied Materials Definitive Proxy Statement dated February 17, 2004, and incorporated herein by reference.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Ratio of Earnings to Fixed Charges

      (b) Reports on Form 8-K:

      On February 18, 2004, Applied furnished under Item 12 of Form 8-K the press release announcing Applied’s financial results for the quarter ended February 1, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC

By:	/s/ JOSEPH R. BRONSON

Joseph R. Bronson
Executive Vice President
and Chief Financial Officer

June 10, 2004

By:	/s/ NANCY H. HANDEL

Nancy H. Handel
Group Vice President,
Deputy Chief Financial Officer
and Corporate Controller

June 10, 2004

EXHIBIT INDEX

Exhibit
No.	Description

10.1	The Applied Materials, Inc. Employee Stock Incentive Plan, as amended (formerly named the “Applied Materials, Inc. 1995 Equity Incentive Plan”), previously filed as Exhibit A to Applied Materials Definitive Proxy Statement dated February 17, 2004, and incorporated herein by reference.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Ratio of Earnings to Fixed Charges