Form 10-Q
period 2004-08-01
APPLIED MATERIALS INC /DE
filed 2004-08-31
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2004

or

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

          Number of shares outstanding of the issuer’s common stock as of August 1, 2004: 1,698,233,465

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended

	July 27,	August 1,	July 27,	August 1,
	2003	2004	2003	2004

	(In thousands, except per share amounts)
Net sales	$1,094,907	$2,236,152	$3,256,293	$5,809,705
Cost of products sold	747,979	1,176,920	2,146,209	3,135,663

Gross margin	346,928	1,059,232	1,110,084	2,674,042
Operating expenses:
Research, development and engineering	217,025	256,781	692,668	743,601
Marketing and selling	78,121	101,513	253,906	285,886
General and administrative	72,307	87,394	223,306	251,145
Restructuring, asset impairments and other charges	66,181	—	258,250	167,459

Income/(loss) from operations	(86,706)	613,544	(318,046)	1,225,951
Interest expense	11,626	13,489	35,185	36,971
Interest income	46,131	24,869	119,759	82,362

Income/(loss) before income taxes	(52,201)	624,924	(233,472)	1,271,342
Provision for /(benefit from) income taxes	(15,399)	184,353	(68,874)	375,047

Net income/(loss)	$(36,802)	$440,571	$(164,598)	$896,295

Earnings/(loss) per share:
Basic	$(0.02)	$0.26	$(0.10)	$0.53
Diluted	$(0.02)	$0.26	$(0.10)	$0.52
Weighted average number of shares:
Basic	1,659,365	1,696,544	1,655,430	1,689,573
Diluted	1,659,365	1,721,690	1,655,430	1,727,626

See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS*

	October 26,	August 1,
	2003	2004

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,364,857	$2,047,442
Short-term investments	4,128,349	4,548,645
Accounts receivable, net	912,875	1,527,603
Inventories	950,692	1,152,774
Deferred income taxes	782,823	572,245
Other current assets	231,177	292,734

Total current assets	8,370,773	10,141,443
Property, plant and equipment	3,094,427	2,922,091
Less: accumulated depreciation and amortization	(1,534,597)	(1,539,487)

Net property, plant and equipment	1,559,830	1,382,604
Goodwill, net	223,521	249,157
Purchased technology and other intangible assets, net	92,512	62,416
Other assets	64,986	82,849

Total assets	$10,311,622	$11,918,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$105,292	$103,829
Accounts payable and accrued expenses	1,319,471	1,779,143
Income taxes payable	216,114	323,880

Total current liabilities	1,640,877	2,206,852
Long-term debt	456,422	454,491
Deferred income taxes and other liabilities	146,289	153,713

Total liabilities	2,243,588	2,815,056

Stockholders’ equity:
Common stock	16,774	16,982
Additional paid-in capital	2,223,553	2,364,609
Deferred stock compensation, net	(1,543)	(371)
Retained earnings	5,812,867	6,709,162
Accumulated other comprehensive income	16,383	13,031

Total stockholders’ equity	8,068,034	9,103,413

Total liabilities and stockholders’ equity	$10,311,622	$11,918,469

*	Amounts as of August 1, 2004 are unaudited. Amounts as of October 26, 2003 are derived from the October 26, 2003 audited consolidated financial statements.

See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended

	July 27,	August 1,
	2003	2004

	(In thousands)
Cash flows from operating activities:
Net income/(loss)	$(164,598)	$896,295
Adjustments required to reconcile net income/(loss) to cash provided by operating activities:
Depreciation and amortization	294,859	267,689
Loss on fixed asset retirements	39,274	18,357
Non-cash portion of restructuring, asset impairments and other charges	56,359	80,900
Deferred income taxes	(49,176)	214,050
Amortization of deferred stock compensation	1,376	1,172
Changes in assets and liabilities:
Accounts receivable, net	314,777	(613,439)
Inventories	283,995	(199,605)
Refundable income taxes	(5,661)	—
Other current assets	57,349	(57,027)
Other assets	(38,737)	(71,165)
Accounts payable and accrued expenses	(128,974)	472,002
Income taxes payable	(104,544)	107,378
Other liabilities	19,478	3,590

Cash provided by operating activities	575,777	1,120,197

Cash flows from investing activities:
Capital expenditures	(193,309)	(150,273)
Cash paid for acquisitions, net of cash acquired	(13,498)	(7,400)
Proceeds from sales and maturities of short-term investments	1,387,780	2,386,930
Purchases of short-term investments	(1,703,129)	(2,806,505)

Cash used for investing activities	(522,156)	(577,248)

Cash flows from financing activities:
Short-term debt repayments	(41,949)	(861)
Long-term debt repayments	(22,162)	(2,533)
Proceeds from common stock issuances	184,759	291,264
Common stock repurchases	(174,938)	(150,000)

Cash provided by/(used for) financing activities	(54,290)	137,870

Effect of exchange rate changes on cash	923	1,766

Increase in cash and cash equivalents	254	682,585
Cash and cash equivalents — beginning of period	1,284,791	1,364,857

Cash and cash equivalents — end of period	$1,285,045	$2,047,442

Supplemental cash flow information:
Cash payments for income taxes	$78,879	$60,833
Cash payments for interest	$21,160	$20,368

See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1)	Basis of Presentation and Stock-Based Compensation

Basis of Presentation

      In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied) included herein have been prepared on a basis consistent with the October 26, 2003 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in Applied’s Form 10-K for the fiscal year ended October 26, 2003. Applied’s results of operations for the three and nine months ended August 1, 2004 are not necessarily indicative of future operating results.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (United States) requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

      Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2004 contains 53 weeks, whereas fiscal 2003 contained 52 weeks. The first fiscal quarter of 2004 contained 14 weeks, whereas the first fiscal quarter of 2003 contained 13 weeks. Accordingly, the first nine months of fiscal 2004 contained 40 weeks, whereas the first nine months of fiscal 2003 contained 39 weeks.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

However, if the Company recognized the expense of equity programs in the consolidated statement of operations, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes.

	Three Months Ended		Nine Months Ended

	July 27,	August 1,	July 27,	August 1,
	2003	2004	2003	2004

	(In thousands, except per share amounts)
Reported net income/(loss)	$(36,802)	$440,571	$(164,598)	$896,295
Stock-based compensation expense, net of tax	(97,214)	(82,532)	(291,528)	(246,444)

Pro forma net income/(loss)	$(134,016)	$358,039	$(456,126)	$649,851

Basic earnings/(loss) per share:
Reported	$(0.02)	$0.26	$(0.10)	$0.53
Pro forma	$(0.08)	$0.21	$(0.28)	$0.38
Diluted earnings/(loss) per share:
Reported	$(0.02)	$0.26	$(0.10)	$0.52
Pro forma	$(0.08)	$0.21	$(0.28)	$0.38

      Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $7.41 and $8.91 for the three months ended July 27, 2003 and August 1, 2004, respectively, and was $6.80 and $10.34 for the nine months ended July 27, 2003 and August 1, 2004, respectively. The weighted average estimated fair value of purchase rights under employee stock purchase plans (ESPP) was $5.58 and $5.94 for the three months ended July 27, 2003 and August 1, 2004, respectively. For the nine months ended July 27, 2003 and August 1, 2004, the weighted average estimated fair value of purchase rights under ESPP was $5.24 and $5.90, respectively. For purposes of this calculation, the fair value of each stock option grant and stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended		Nine Months Ended

	July 27,	August 1,	July 27,	August 1,
	2003	2004	2003	2004

Stock Options:
Dividend yield	None	None	None	None
Expected volatility	68%	62%	68%	63%
Risk-free interest rate	1.88%	3.01%	2.00%	2.43%
Expected life (in years)	3.6	3.8	3.6	3.6
ESPP:
Dividend yield	None	None	None	None
Expected volatility	68%	68%	68%	68%
Risk-free interest rate	1.83%	1.81%	1.41%	1.82%
Expected life (in years)	2.0	2.0	1.0	2.0

2)	Earnings/(Loss) Per Share

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

      For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of Applied’s common stock for the period, as the effect would be anti-dilutive. Anti-dilutive options that were excluded from the computation were as follows:

	Three Months Ended		Nine Months Ended

	July 27,	August 1,	July 27,	August 1,
	2003	2004	2003	2004

	(In thousands, except prices)
Number of anti-dilutive shares excluded	133,133	132,570	186,303	79,024
Average exercise price	$21.34	$21.79	$19.58	$23.45

      For the three and nine months ended July 27, 2003, amounts are presented for informational purposes only, as these periods resulted in a net loss. As such, the basic loss per share computation was utilized.

3)	Accounts Receivable, Net

      Applied has agreements with various financial institutions to sell accounts receivable from selected customers. Applied also discounts letters of credit through various financial institutions. Under these agreements, Applied sold accounts receivable and discounted letters of credit in the amounts of $130 million and $377 million for the three months ended July 27, 2003 and August 1, 2004, respectively, and of $424 million and $729 million for the nine months ended July 27, 2003 and August 1, 2004, respectively. Discounting fees were not material for all periods presented. As of August 1, 2004, $35 million of sold accounts receivable remained outstanding under these agreements. A portion of these sold accounts receivable is subject to certain recourse provisions. Applied has not experienced any losses under these recourse provisions.

4)	Inventories

      Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. Components of inventories were as follows:

	October 26,	August 1,
	2003	2004

	(In thousands)
Customer service spares	$480,770	$427,269
Raw materials	115,481	166,763
Work-in-process	143,130	219,210
Finished goods	211,311	339,532

	$950,692	$1,152,774

      Finished goods include other finished goods inventory, which consists of newly introduced systems at customer locations where the transaction did not meet Applied’s revenue recognition criteria, as set forth in Note 1 of the Notes to the Consolidated Financial Statements in Applied’s Form 10-K for the fiscal year ended October 26, 2003. At October 26, 2003 and August 1, 2004, other finished goods inventory totaled $76 million and $103 million, respectively.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5)	Goodwill, Purchased Technology and Other Intangible Assets, Net

      Details of unamortized intangible assets, which consist solely of goodwill, were as follows:

	October 26,	August 1,
	2003	2004

	(In thousands)
Gross carrying amount	$269,391	$295,027
Accumulated amortization	(45,870)	(45,870)

	$223,521	$249,157

      In connection with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), as of the beginning of fiscal 2002, goodwill is no longer amortized and is reviewed annually during the fourth fiscal quarter for impairment and whenever events and changes in circumstances suggest that the goodwill carrying amount may not be recoverable. From October 27, 2003 to August 1, 2004, the change in goodwill was approximately $26 million, which consisted of $11 million for the acquisition of Torrex Equipment Corporation (Torrex) completed in the third fiscal quarter of 2004 (see Note 11) with the remainder associated with adjustments to the purchase price for prior acquisitions containing contingent purchase price provisions.

      Details of amortized intangible assets were as follows:

	October 26, 2003			August 1, 2004

		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total

	(In thousands)
Gross carrying amount	$324,193	$23,600	$347,793	$331,693	$23,600	$355,293
Accumulated amortization	(244,331)	(10,950)	(255,281)	(279,257)	(13,620)	(292,877)

	$79,862	$12,650	$92,512	$52,436	$9,980	$62,416

      Gross purchased technology increased by $8 million due to purchased technology acquired during the first nine months of 2004. Purchased technology and other intangible assets are amortized over their estimated useful lives of five to 10 years using the straight-line method. Aggregate amortization expense was $12 million and $13 million for the three months ended July 27, 2003 and August 1, 2004, respectively, and $36 million and $38 million for the nine months ended July 27, 2003 and August 1, 2004, respectively. As of August 1, 2004, future estimated amortization expense is expected to be $12 million for the remainder of fiscal 2004, $21 million for fiscal 2005, $15 million for fiscal 2006, $7 million for fiscal 2007, $4 million for fiscal 2008 and $3 million thereafter.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

6)	Accounts Payable, Accrued Expenses and Guarantees

      Components of accounts payable and accrued expenses were as follows:

	October 26,	August 1,
	2003	2004

	(In thousands)
Accounts payable	$258,416	$354,986
Compensation and employee benefits	168,993	330,924
Installation and warranty	172,921	220,946
Deferred revenue	204,980	248,951
Restructuring	106,820	118,447
Other	407,341	504,889

	$1,319,471	$1,779,143

      Changes in the warranty reserves during the three and nine months ended July 27, 2003 and August 1, 2004 were as follows:

	Three Months Ended		Nine Months Ended

	July 27,	August 1,	July 27,	August 1,
	2003	2004	2003	2004

	(In thousands)
Beginning balance	$143,324	$157,162	$168,175	$138,407
Provisions for warranty	27,602	51,484	83,073	137,895
Consumption of reserves	(30,284)	(37,397)	(110,606)	(105,053)

Ending balance	$140,642	$171,249	$140,642	$171,249

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

      During the ordinary course of business, Applied also provides standby letters of credit or other guarantee agreements to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of August 1, 2004, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $49 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.

      Applied also has additional guarantee agreements on behalf of certain subsidiaries. As of August 1, 2004, Applied has not recorded any liability related to guarantees of subsidiary obligations. Applied does not expect, based on historical experience and information currently available, that it is probable any amounts will be required to be paid under these agreements. Subsidiary guarantees as of August 1, 2004 were associated with the following types of agreements: short-term borrowings, overdrafts and leases. While certain subsidiaries had short-term borrowings and overdraft facilities available totaling approximately $192 million as of August 1, 2004, no amounts were outstanding as of the end of the third fiscal quarter of 2004. In the event of use and subsequent default of these facilities by Applied’s subsidiaries, such agreements would be guaranteed by

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Applied. In addition, certain subsidiaries have lease agreements guaranteed by Applied. These leases will expire between 2009 and 2014. In the event that the subsidiaries do not make the required payments, Applied could be required to pay the leases on behalf of the subsidiaries. As of August 1, 2004, quarterly lease obligations under these agreements approximated $3 million.

      In connection with certain business combinations and purchased technology acquisitions, Applied was subject to contingent consideration agreements at August 1, 2004. These agreements are based upon sales volume or other events taking place subsequent to the acquisition. Depending upon the circumstances of each agreement, the payment of the contingency will result in an increase to goodwill or a charge to operating expenses. Amounts paid under these agreements have not had, and are not expected to have, a material effect on Applied’s financial condition or results of operations.

      Applied is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Applied from time to time is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, product performance, product liability, employment and other matters. In addition, Applied on occasion receives notification from customers who believe that Applied owes them indemnification or other obligations related to infringement claims made against the customers by third parties. Applied evaluates, among other factors, the degree of probability of an unfavorable outcome and reasonably estimates the amount of the loss. Significant judgment is required in evaluating these factors. When Applied determines that a loss is probable, and the amount of the loss is reasonably estimatible, the effect is recorded in the consolidated financial statements. Significant changes in legal proceedings and claims or in the factors considered in the evaluation of those matters could have a material adverse effect on Applied’s business, financial condition and results of operations. Discussion of legal matters is incorporated by reference from Part II, Item 1, Legal Proceedings, of this report, and should be considered as an integral part of the Consolidated Condensed Financial Statements and the accompanying Notes.

7)     Restructuring, Asset Impairments and Other Charges

      In response to difficult business conditions, Applied implemented a series of realignment activities during fiscal year 2003. These actions were intended to better align Applied’s cost structure with prevailing economic conditions. These realignment activities were completed in the first fiscal quarter of 2004.

      Restructuring, asset impairments and other charges for the first fiscal quarter of 2004 totaled $167 million, consisting of $65 million for facilities consolidations, $96 million for other costs and $6 million for severance and benefits. The $96 million of other costs primarily consisted of $102 million in fixed asset write-offs associated with facility consolidations during the first fiscal quarter of 2004, which was partially offset by a $6 million reversal of restructuring reserves associated with prior periods’ restructuring plans. In connection with the restructuring action in the first fiscal quarter of 2004, Applied consolidated certain facilities located primarily in Santa Clara, California. Additionally, Applied reduced its global workforce by approximately 130 positions or one percent. The majority of the affected employees and facilities were based in Santa Clara, California and Europe and represented multiple company functions.

      Restructuring, asset impairments and other charges were $66 million for the third fiscal quarter of 2003. As part of this restructuring, Applied reduced its infrastructure and global workforce by approximately 450 positions or three percent. The majority of the affected employees and facilities were based in North America, Asia and Europe and represented multiple company functions.

      Restructuring, asset impairments and other charges were $93 million for the second fiscal quarter of 2003. As part of this restructuring, Applied reduced its infrastructure and global workforce by approximately

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

1,400 positions or 10 percent. The majority of the affected employees and facilities were based in Santa Clara, California and Austin, Texas and represented multiple company functions.

      Restructuring, asset impairments and other charges were $99 million for the first fiscal quarter of 2003. In connection with the restructuring action in the first fiscal quarter of 2003, Applied reduced its infrastructure and global workforce by approximately 1,750 positions or 11 percent. The majority of the affected employees and facilities were in Santa Clara, California and Austin, Texas and represented multiple company functions.

      Changes in restructuring reserves for the nine months ended August 1, 2004 were as follows:

	Severance
	and Benefits	Facilities	Other	Total

	(In thousands)
Balance, October 26, 2003	$11,937	$89,895	$4,988	$106,820
Provision	6,200	65,400	95,859	167,459
Cash outlays	(16,311)	(13,497)	(2,099)	(31,907)
Non-cash consumption of reserves	—	—	(92,517)	(92,517)

Balance, February 1, 2004	1,826	141,798	6,231	149,855
Cash outlays	(1,826)	(15,630)	(1,532)	(18,988)

Balance, May 2, 2004	—	126,168	4,699	130,867
Cash outlays	—	(10,940)	(1,480)	(12,420)

Balance, August 1, 2004	$—	$115,228	$3,219	$118,447

      The majority of other restructuring reserves are expected to be utilized by the end of fiscal 2004, while the restructuring reserves associated with facilities are expected to be utilized for lease obligations that continue through fiscal 2009.

8)     Derivative Financial Instruments

      Applied’s derivative financial instruments, consisting of forward exchange and option contracts, are recorded at fair value on the balance sheet, either in other current assets or accounts payable and accrued expenses. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, are recognized in results of operations. The effective portion of the gain/(loss) is reported as a component of accumulated other comprehensive income in stockholders’ equity, and is reclassified into results of operations when the hedged transaction affects income/(loss). All amounts included in accumulated other comprehensive income as of August 1, 2004 will be reclassified to results of operations within 12 months. Changes in the fair value of currency option contracts due to changes in time value are excluded from the assessment of effectiveness, and are recognized in cost of products sold. The change in option time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, Applied recognizes the gain/(loss) on the associated financial instrument in general and administrative expenses. The amounts recognized due to the anticipated transactions failing to occur were not material for all periods presented.

      Accumulated other comprehensive income related to derivative activities for the nine months ended August 1, 2004 increased by $3 million, which was comprised of a $8 million net increase in the fair value of derivatives, partially offset by $5 million of net realized gains which were reclassified from accumulated other comprehensive income to results of operations.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

9)     Stockholders’ Equity

Comprehensive Income/(Loss)

      Components of comprehensive income/(loss), on an after-tax basis where applicable, were as follows:

	Three Months Ended		Nine Months Ended

	July 27,	August 1,	July 27,	August 1,
	2003	2004	2003	2004

	(In thousands)
Net income/(loss)	$(36,802)	$440,571	$(164,598)	$896,295
Change in unrealized gain/(loss) on derivative instruments designated and qualifying as cash flow hedges	(1,364)	(1,014)	(5,360)	3,458
Change in unrealized gain/(loss) on investments	(26,211)	(10,793)	(7,782)	(19,874)
Foreign currency translation adjustments	(634)	3,188	11,987	13,064

Comprehensive income/(loss)	$(65,011)	$431,952	$(165,753)	$892,943

      Components of accumulated other comprehensive income, on an after-tax basis where applicable, were as follows:

	October 26,	August 1,
	2003	2004

	(In thousands)
Unrealized gain on derivative instruments designated and qualifying as cash flow hedges	$1,929	$5,387
Unrealized gain on investments	24,092	4,218
Cumulative translation adjustments	(9,638)	3,426

Accumulated other comprehensive income	$16,383	$13,031

Stock Repurchase Program

      Since March 1996, Applied has systematically repurchased shares of its common stock to partially fund its stock-based employee benefit plans. Upon the expiration of the prior share repurchase authorization on March 24, 2004, the Board of Directors extended the stock repurchase program and authorized the repurchase of up to $3.0 billion of Applied’s common stock in the open market over the succeeding three years. Under this authorization, Applied has a systematic stock repurchase program and may also make additional stock repurchases from time to time, both of which are dependent on market conditions, stock price and other factors.

      During the three months ended July 27, 2003, Applied repurchased 4,951,000 shares of its common stock at an average price of $15.15 for a total cash outlay of $75 million. During the three months ended August 1, 2004, Applied did not repurchase any stock as a result of potential transactions under consideration. During the nine months ended July 27, 2003 and August 1, 2004, Applied repurchased 12,019,000 shares of its common stock at an average price of $14.55, for a total cash outlay of $175 million and 6,791,000 shares of its common stock at an average price of $22.09 for a total cash outlay of $150 million, respectively.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

10)     Notes Payable

      Applied has credit facilities for unsecured borrowings in various currencies up to approximately $673 million, of which $500 million is comprised of two revolving credit agreements in the United States with a group of banks. One agreement is a $250 million line of credit that expires in September 2004 and is expected to be renewed, and the other is a $250 million line of credit that expires in September 2006. The agreements provide for borrowings at various rates, including the lead bank’s prime reference rate, and include financial and other covenants with which Applied was in compliance as of October 26, 2003 and August 1, 2004. No amounts were outstanding under these agreements as of October 26, 2003 and August 1, 2004. The remaining credit facilities of approximately $173 million are with Japanese banks at rates indexed to their prime reference rate and are denominated in Japanese yen. No amounts were outstanding under these Japanese credit facilities as of October 26, 2003 and August 1, 2004.

11)     Business Combinations

      On June 14, 2004, Applied acquired Torrex, a developer of a multi-wafer processor that utilizes chemical vapor deposition and atomic layer deposition processes to address front-end semiconductor manufacturing applications, for $7 million in cash. In connection with this acquisition, Applied recorded goodwill of $11 million, net of adjustments to the initial purchase price allocation, partially offset by other items of $4 million, primarily for net liabilities assumed upon acquisition. The in-process research and development expense was not material. The results of operations for Torrex prior to the acquisition date were not material in relation to those of Applied for any of the periods presented herein.

      On April 18, 2003, Applied acquired Boxer Cross, Inc., a producer of in-line monitoring systems that provide customers with critical electrical measurement data for controlling semiconductor processes, for $14 million in cash. In connection with this acquisition, Applied recorded goodwill of $18 million, net of adjustments to the initial purchase price allocation, and purchased technology of $3 million, partially offset by other items of $7 million, primarily for net liabilities assumed upon acquisition. The in-process research and development expense was not material. The results of operations for Boxer Cross, Inc. prior to the acquisition date were not material in relation to those of Applied for any of the periods presented herein.

12)     Consolidation of Variable Interest Entities

      Applied has a venture capital fund, Applied Materials Ventures I, L.P. (the Fund), that invests in privately-held, early-stage companies engaged in developing systems, components and devices relating to nanotechnology and/or communications technology for specific applications and products. The Fund is a limited partnership with Applied as the sole limited partner and an independent party as the general partner. Applied has committed to fund $50 million in capital contributions, but has reserved the option to discontinue capital contributions at $25 million. Applied’s capital contributions to the Fund totaled approximately $16 million through October 26, 2003 and $19 million through August 1, 2004.

      FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46), as amended, provides guidance on the identification, classification and accounting of variable interest entities. The Fund qualifies for consolidation under FIN 46 and was consolidated in Applied’s financial statements during the first fiscal quarter of 2004. The consolidation of the Fund did not have a material impact on Applied’s financial condition or results of operations in the period of implementation of FIN 46, as amended, or for the three or nine months ended August 1, 2004.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

13)     Recent Accounting Pronouncements

      In June 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The recognition and measurement guidance of EITF 03-1 will be effective for Applied’s fourth fiscal quarter of 2004. The Company is in the process of evaluating the effect of adopting EITF 03-1.

      On December 17, 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). The revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. SAB 104 also recognized the existing guidance on revenue arrangements with multiple deliverables. The adoption of SAB 104 has not had, and is not expected to have, a material effect on Applied’s financial condition or results of operations.

14)     Subsequent Event

      On August 16, 2004, Applied announced that it had entered into a definitive agreement to acquire the operating subsidiaries and businesses of Metron Technology N.V., which provides a wide range of outsource solutions to the semiconductor industry, for approximately $85 million, subject to certain closing conditions. The results of operations for Metron Technology N.V. are not expected to be material in relation to Applied’s results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements in this Quarterly Report on Form 10-Q, including those made by management of Applied Materials, Inc. and its subsidiaries (Applied), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Applied’s future financial results, operating results, business strategies, projected costs, products, and competitive positions, management’s plans and objectives for future operations, and semiconductor industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the following section entitled “Trends, Risks and Uncertainties.” Other risks and uncertainties are disclosed in Applied’s prior SEC filings, including its Annual Report on Form 10-K for the fiscal year ended October 26, 2003. These and many other factors could affect Applied’s future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Applied undertakes no obligation to update the information in this Quarterly Report on Form 10-Q.

Overview

      Applied develops, manufactures, markets and services integrated circuit fabrication equipment for the worldwide semiconductor industry. Applied’s product offerings consist of systems, components, spare parts, and services. Demand for Applied’s products can change significantly from period to period as a result of numerous factors, including, but not limited to, changes in: (1) global economic conditions; (2) advanced technology and/or capacity requirements of semiconductor manufacturers; (3) the profitability of semiconductor manufacturers; (4) supply and demand for semiconductors; and (5) the relative competitiveness of Applied’s products. For this and other reasons, Applied’s results of operations for the three and nine months ended August 1, 2004 may not be indicative of future operating results.

      Beginning with the fourth fiscal quarter of 2003 and continuing into fiscal 2004, customers began making increased investments in capital equipment for capacity and technology, responding to higher spending for consumer electronics and business information technology and increases in semiconductor demand. This recovery was preceded by an industry downturn, extending from the first fiscal quarter of 2001 through the third fiscal quarter of 2003. This downturn, which Applied believes was the most severe downturn in the history of the semiconductor industry, resulted in a significant decrease in demand for integrated circuit fabrication equipment, lower investment in fab capacity, and customers’ delays in placing new orders.

Results of Operations

      Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2004 contains 53 weeks, whereas fiscal 2003 contained 52 weeks. The first fiscal quarter of 2004 contained 14 weeks, whereas the first fiscal quarter of 2003 contained 13 weeks. Accordingly, the first nine months of fiscal 2004 contained 40 weeks, whereas the first nine months of fiscal 2003 contained 39 weeks.

      Applied received new orders of $2.5 billion for the third fiscal quarter of 2004, compared to $2.2 billion for the second fiscal quarter of 2004 and $1.1 billion for the third fiscal quarter of 2003. New orders for the third fiscal quarter of 2004 increased by 11 percent from the preceding quarter and by 134 percent from the third fiscal quarter of 2003. The increase in orders reflected a broad-based increase in capital investment by both DRAM and logic manufacturers for 300mm technology, as well as capital investment by customers for capacity expansion for 200mm technology to meet rising demand for semiconductors.

      New orders by region for the past two consecutive quarters were as follows:

	Three Months Ended

	May 2, 2004		August 1, 2004

	($)	(%)	($)	(%)

	(Dollars in millions)
Taiwan	453	21	700	28
North America*	424	19	454	19
Japan	383	17	423	17
Asia-Pacific**	489	22	367	15
Korea	295	13	293	12
Europe	170	8	225	9

Total	2,214	100	2,462	100

*	Primarily the United States

**	Includes China

      As indicated in the table above, the order growth in the third fiscal quarter of 2004 was centered in Taiwan, Europe, Japan and North America, reflecting increased capital investment for both 300mm technology and capacity expansion. Orders for Asia-Pacific in the third fiscal quarter were lower than the prior quarter due to a large order received in the second fiscal quarter that did not recur in the third fiscal quarter.

      Applied’s backlog for the most recent three fiscal quarters was as follows: $3.0 billion as of August 1, 2004, $2.8 billion as of May 2, 2004 and $2.6 billion as of February 1, 2004. Backlog consists only of orders for which written authorizations have been accepted, shipment dates within 12 months have been assigned and revenue has not been recognized. Due to the potential for customer changes in delivery schedules or cancellation of orders, Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods.

      Net sales continued to increase from $1.2 billion for the fourth fiscal quarter of 2003, $1.6 billion for the first fiscal quarter of 2004, $2.0 billion for the second fiscal quarter of 2004 to $2.2 billion for the third fiscal quarter of 2004, after having been relatively flat at $1.1 billion for each of the first three fiscal quarters of 2003. Net sales for the third fiscal quarter of 2004 increased 11 percent from the second fiscal quarter of 2004 and 104 percent from the third fiscal quarter of 2003. The overall increase in net sales was primarily due to the fulfillment of higher levels of orders for capital equipment received in prior quarters to support customers’ expansion of capacity and technology.

      Net sales by region for the three and nine months ended July 27, 2003 and August 1, 2004 were as follows:

	Three Months Ended				Nine Months Ended

	July 27, 2003		August 1, 2004		July 27, 2003		August 1, 2004

	($)	(%)	($)	(%)	($)	(%)	($)	(%)

	(Dollars in millions)
Asia-Pacific*	115	11	542	24	373	11	1,328	23
Taiwan	155	14	380	17	355	11	1,310	23
Japan	200	18	439	20	570	18	1,057	18
North America**	264	24	387	17	912	28	904	15
Korea	123	11	247	11	503	15	619	11
Europe	238	22	241	11	543	17	592	10

Total	1,095	100	2,236	100	3,256	100	5,810	100

*	Includes China

**	Primarily the United States

      As indicated in the table above, net sales for the third fiscal quarter of 2004 increased year over year for all regions, reflecting an overall improvement in the worldwide demand for integrated circuit fabrication equipment. Net sales for the nine months ended August 1, 2004 increased in all regions with the exception of a slight decline in North America over the comparable period in fiscal 2003.

      Gross margin was 47.4 percent for the third fiscal quarter of 2004, compared to 46.5 percent for the second fiscal quarter of 2004, and 31.7 percent for the third fiscal quarter of 2003. Gross margin was 46.0 percent for the nine months ended August 1, 2004, compared to 34.1 percent for the nine months ended July 27, 2003. The increase in the gross margin percentage from the second fiscal quarter to the third fiscal quarter of 2004 was principally attributable to improved revenue levels, decreased product costs, and increased manufacturing volume. The increase in gross margin from the three and nine months ended July 27, 2003 to the same periods ended August 1, 2004 was due to all the factors discussed above in addition to charges to cost of products sold for inventory write-offs as a result of the implementation of the global spares distribution system and refocused product efforts in 2003. Charges to cost of products sold for the global spares distribution system and refocused product efforts totaled $93 million and $142 million for the three and nine months ended July 27, 2003, respectively.

      Operating expenses included expenses related to research, development and engineering (RD&E), marketing and selling (M&S), and general and administrative (G&A). Expenses related to RD&E, M&S and G&A were $446 million for the third fiscal quarter of 2004, compared to $424 million for the second fiscal quarter of 2004 and $367 million for the third fiscal quarter of 2003. For the nine months ended August 1, 2004, these expenses were $1.3 billion, compared to $1.2 billion for the same period in fiscal 2003. The increase in operating expenses was principally attributable to an increase in variable compensation costs resulting from the improved financial performance for the three and nine months ended August 1, 2004, partially offset by a lower cost structure as a result of the implementation of realignment activities.

      In response to difficult business conditions, Applied implemented a series of realignment activities during fiscal 2003. These actions were intended to better align Applied’s cost structure with prevailing economic conditions. These realignment activities were completed in the first fiscal quarter of 2004.

      Restructuring, asset impairments and other charges for the first fiscal quarter of 2004 totaled $167 million, consisting of $65 million for facilities consolidations, $96 million for other costs and $6 million for severance and benefits. The $96 million of other costs primarily consisted of $102 million in fixed asset write-offs associated with facility consolidations during the first fiscal quarter of 2004, which was partially offset by a $6 million reversal of fixed asset reserves associated with prior periods’ restructuring plans. In connection with the restructuring action in the first fiscal quarter of 2004, Applied consolidated certain facilities located primarily in Santa Clara, California. Additionally, Applied reduced its global workforce by approximately 130 positions or one percent. The majority of the affected employees and facilities were based in Santa Clara, California and Europe and represented multiple company functions.

      Restructuring, asset impairments and other charges were $66 million for the third fiscal quarter of 2003. As part of this restructuring, Applied reduced its infrastructure and global workforce by approximately 450 positions or three percent. The majority of the affected employees and facilities were based in North America, Asia and Europe and represented multiple company functions.

      Restructuring, asset impairments and other charges were $93 million for the second fiscal quarter of 2003. As part of this restructuring, Applied reduced its infrastructure and global workforce by approximately 1,400 positions or 10 percent. The majority of the affected employees and facilities were based in Santa Clara, California and Austin, Texas and represented multiple company functions.

      Restructuring, asset impairments and other charges were $99 million for the first fiscal quarter of 2003. In connection with the restructuring action in the first fiscal quarter of 2003, Applied reduced its infrastructure and global workforce by approximately 1,750 positions or 11 percent. The majority of the affected employees and facilities were in Santa Clara, California and Austin, Texas and represented multiple company functions.

      Net interest income, which includes realized gains/(losses) from the sale of investments, was $11 million and $35 million for the three months ended August 1, 2004 and July 27, 2003, respectively, and was $45 million and $85 million for the nine months ended August 1, 2004 and July 27, 2003, respectively. Lower net interest income in 2004 was primarily due to lower average yields and lower realized gains.

      Applied’s effective income tax provision rate was 29.5 percent for all periods presented. Applied’s future income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, the valuation of Applied’s deferred tax assets or liabilities, and non-tax deductible expenses incurred with acquisitions. In addition, Applied is subject to routine examination of its tax returns by the Internal Revenue Service and other tax authorities. Applied regularly assesses the likelihood of adverse outcomes from these examinations to determine the adequacy of its provision for income taxes.

Financial Condition, Liquidity and Capital Resources

      During the nine months ended August 1, 2004, Applied increased its cash, cash equivalents and short-term investments by $1.1 billion, from $5.5 billion as of October 26, 2003 to $6.6 billion as of August 1, 2004, reflecting improved operating results and asset management.

      Applied generated $1.1 billion of cash from operating activities for the nine months ended August 1, 2004. The primary sources of cash were from net income, an increase in payables and the utilization of deferred tax assets, which were partially offset by an increase in accounts receivable and inventories for the nine months ended August 1, 2004. Applied utilized programs to sell accounts receivable of $729 million for the nine months ended August 1, 2004. These accounts receivable sales had the effect of increasing cash and reducing accounts receivable. A portion of these sold accounts receivable is subject to certain recourse provisions. Applied has not experienced any losses under these programs. Days sales outstanding in accounts receivable was 62 days at the end of the third fiscal quarter of 2004, compared to 63 days at the end of the second fiscal quarter of 2004. For further details regarding accounts receivable sales, see Note 3 of Notes to Consolidated Condensed Financial Statements. Inventories increased by $202 million during the nine months ended August 1, 2004, due to a $256 million increase in raw materials, work-in-process and finished goods inventories to support increased business volume, which was partially offset by a $54 million decrease in customer service spares inventory.

      Applied used $577 million of cash for investing activities during the nine months ended August 1, 2004. Capital expenditures totaled $150 million. Applied utilized $420 million in cash for purchases of short-term investments, net of proceeds from sales and maturities of short-term investments.

      Applied generated $138 million of cash from financing activities for the nine months ended August 1, 2004, primarily consisting of $291 million of proceeds from the issuance of common stock under employee stock option and employee stock purchase plans, partially offset by $150 million of stock repurchases in the open market.

      Applied requires substantial cash balances to preserve the financial flexibility it needs to respond effectively to the industry’s technological transitions, cyclicality and other unique characteristics. This liquidity allows Applied to: (1) fund its global infrastructure and manufacturing and service activities; (2) continue its extensive RD&E programs; and (3) support other strategic objectives, including business acquisitions and repurchases of Applied’s common stock.

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

      During periods of increasing demand for integrated circuit manufacturing equipment, Applied must have sufficient manufacturing capacity and inventory to meet customer demand, and must be able to attract, retain and motivate a sufficient number of qualified individuals. If Applied is unable to effectively manage its resources and production capacity during an industry upturn, there could be a material adverse effect on its business, financial condition and results of operations. Conversely, in downturns, Applied must be able to appropriately align its cost structure with prevailing market conditions and effectively motivate and retain key employees. If Applied is not able to timely align its cost structure with business conditions, Applied’s business, financial condition or results of operations may be materially and adversely affected.

Applied is exposed to the risks of operating a global business.

      During the third fiscal quarter of 2004, more than 80 percent of Applied’s net sales were to regions outside the United States. Certain manufacturing facilities and suppliers of Applied are also located outside the United States. Managing Applied’s global operations presents challenges including, but not limited to, those arising from periodic regional economic downturns, global trade issues, varying business conditions and demands, variations in enforcement of intellectual property and other legal rights in different jurisdictions, differences in the ability to develop relationships with suppliers and other local businesses, changes in United States and international laws and regulations, including United States export restrictions, fluctuations in interest and currency exchange rates, the need to provide sufficient levels of technical support in different locations, cultural differences and shipping delays. Many of these challenges are present in China, a large potential market for integrated circuit equipment and an area that Applied anticipates will continue to present a significant opportunity for growth. These challenges, as well as global uncertainties with respect to: (1) economic growth rates in various countries; (2) consumer confidence; (3) sustainability, timing, rate and amount of demand for electronics products and semiconductors; (4) capital spending by semiconductor manufacturers; (5) price trends for certain semiconductor devices; and (6) political instability, terrorism or acts of war where Applied has operations or sales, including Asia, Israel and the United States, may materially and adversely affect Applied’s business, financial condition and results of operations.

Applied is exposed to risks as a result of ongoing changes in the semiconductor industry.

      The semiconductor industry is characterized by rapid ongoing changes, including: (1) more complex technology requirements; (2) the changing information technology cost structure and the importance of driving down cost of ownership; (3) the increasing significance of consumer electronics as a driver for chip demand and the related focus on lower prices; (4) varying levels of business information technology spending; (5) the growing types and varieties of integrated circuits and applications; (6) an increasing number of applications across multiple substrate sizes in the semiconductor industry, resulting in divergent interests among semiconductor manufacturers; (7) changes in customers’ capacity requirements; (8) a rising percentage of business from customers in Asia and emergence of customers and competitors in new geographical regions; (9) customer demands for shorter lead times for the manufacture and installation of semiconductor manufacturing equipment; and (10) higher capital requirements for new semiconductor fabrication plants. These changes, individually or in combination, are increasing the need for customer partnering, use of foundries, collaborative research and development efforts and process integration support. These changes also heighten the importance of spare parts and service product offerings as a competitive advantage for semiconductor equipment manufacturers, even though service products historically have resulted, and may in the future result, in lower gross margins than system products. In addition, key integrated circuit manufacturers have become influential in technology decisions made by their global partners. If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the semiconductor industry, its business, financial condition and results of operation could be materially and adversely affected.

Applied operates in a highly competitive industry characterized by increasingly rapid technological changes.

      As Applied operates in a highly competitive environment, Applied’s future success is heavily dependent on effective development, commercialization and customer acceptance of its new products and services over those of its competitors. Applied’s success is subject to many risks, including but not limited to its ability to timely and cost-effectively: (1) develop and market new products, services and technologies; (2) improve existing products, services and technologies; (3) expand into or develop related and new markets for integrated circuit products and services; (4) achieve market acceptance and accurately forecast demand for its products and services; (5) transition from 200mm systems to 300mm systems while still maintaining sufficient 200mm technological capabilities; (6) qualify new or improved products for volume manufacturing with its customers; (7) commence and adjust production to meet customer demands; (8) price products and services appropriately; and (9) lower customers’ cost of ownership. The development, introduction and support of an increasingly broad set of new or improved products, services and technologies, including those enabling the transition to smaller device feature sizes, new materials and 300mm wafers, have grown increasingly complex and expensive over time. Such new or improved products and services may involve higher costs and reduced efficiencies compared to Applied’s more established products and services and could adversely affect Applied’s gross margins. If Applied does not develop and introduce new or improved products, services and technologies in a timely and cost-effective manner in response to changing market conditions or customer requirements, and/or if Applied is not able to price such products and services appropriately to reflect increased costs, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to risks associated with acquisitions.

      Applied has made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary or aligned products, services and/or technologies. Acquisitions involve numerous risks, including but not limited to: (1) diversion of management’s attention from other operational matters; (2) the inability to complete acquisitions as anticipated or at all; (3) the inability to realize synergies expected to result from an acquisition; (4) failure to commercialize purchased technologies; (5) impairment of acquired intangible assets as a result of technological advancements or worse-than-expected performance of the acquired company or its product offerings; (6) effectiveness of an acquired company’s internal controls; (7) integration and retention of key employees; and (8) integration of operations. Mergers and acquisitions are inherently subject to significant risks, and the inability to effectively manage these risks could materially and adversely affect Applied’s business, financial condition and results of operations.

Applied is exposed to risks associated with expanded service product offerings.

      In order to improve customers’ manufacturing productivity and efficiency, Applied has entered into, and may in the future enter into, agreements that expand its service product offerings beyond those relating to Applied’s systems. These service products include on-site support as well as supply chain and spare parts management and planning. These new service products are offered in part through strategic alliances formed with, or acquisitions of, other suppliers to the semiconductor industry. In order to develop this market opportunity, Applied must cultivate new business models, form and maintain strategic relationships with appropriate companies, achieve customer acceptance, and successfully and cost-effectively provide these services. Applied’s inability to achieve any of the foregoing could have a material adverse effect on Applied’s business, financial condition and results of operations.

Applied is exposed to risks associated with a highly concentrated customer base.

      Applied’s customer base is and has been highly concentrated. Orders from a relatively limited number of manufacturers of integrated circuits have accounted for, and likely will continue to account for, a substantial portion of Applied’s net sales, which may lead customers to demand pricing and other terms less favorable to Applied. In addition, sales to any single customer may vary significantly from quarter to quarter. If customers do not place orders, reschedule or cancel orders, Applied may not be able to replace this business. As Applied’s products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant non-recoverable costs. The resulting fluctuations in the amount of and terms of orders could have a material adverse effect on Applied’s business, financial condition and results of operations.

Manufacturing interruptions or delays could affect Applied’s ability to meet customer demand, while the failure to estimate customer demand accurately could result in excess or obsolete inventory.

      Applied’s business depends on its ability to supply products and services that meet the rapidly changing demands of its customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers. Some key parts may be obtained only from a single supplier or a limited group of suppliers. In addition, Applied outsources certain manufacturing activities. Significant interruptions of manufacturing operations as a result of the failure or inability of suppliers to timely deliver quality parts, outsourcing difficulties, natural disasters (such as earthquakes or tornadoes), or other causes (such as information technology or infrastructure failures, regional economic downturns, political instability, terrorism or acts of war) could result in delayed product or service deliveries or manufacturing inefficiencies. Conversely, if actual demand for Applied’s products and services is less than expected, Applied may purchase more parts than necessary or incur costs for canceling or postponing delivery of parts. Any or all of these factors could materially and adversely affect Applied’s business, financial condition and results of operations.

The ability to attract, retain, and motivate key employees is vital to Applied’s success.

      Applied’s success depends in large part on its ability to attract, retain and motivate key employees, including those in managerial, technical, marketing and support roles. Achieving this objective may be difficult due to changes in the global economy, the industry and Applied’s management and proposed changes in accounting rules that would require expensing of stock options. If Applied does not successfully attract, retain and motivate key employees, Applied’s operating results and ability to capitalize on its opportunities may be materially and adversely affected.

Applied is exposed to various risks related to legal proceedings or claims and protection of intellectual property rights.

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

      Applied purchases forward exchange and currency option contracts to hedge certain existing and anticipated foreign currency denominated transactions expected to occur during the next year. Gains/(losses) on these contracts are generally recognized in income when the related transactions being hedged are recognized. Net foreign currency gains/(losses) were not material for the three or nine months ended July 27, 2003 and August 1, 2004. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates.

      Applied’s interest income is also exposed to changes in interest rates.

      Applied has performed an analysis to assess the potential financial effect of reasonably possible near-term changes in interest and foreign currency exchange rates. Based upon that analysis, the effect of such rate changes is not expected to be material to Applied’s financial condition, results of operations or cash flows.

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

Novellus

      On June 13, 1997, after Varian Associates, Inc. (Varian) failed to respond to requests by Applied to discuss certain patent issues, Applied filed a lawsuit against Varian captioned Applied Materials, Inc. v. Varian Associates, Inc. (case no. C-97-20523-RMW) in the United States District Court for the Northern District of California, alleging infringement of several of Applied’s patents concerning PVD technology. On July 7, 1997, Applied amended that action to allege infringement of those same Applied PVD patents against Novellus Systems, Inc. (Novellus) and to add Novellus as a defendant, as a result of Novellus’ acquisition of Varian’s thin film systems PVD business. On June 23, 1997, Novellus filed a separate lawsuit against Applied captioned Novellus Systems, Inc. v. Applied Materials, Inc. (case no. C-97-20551-EAI) in the United States District Court for the Northern District of California, alleging infringement by Applied of several PVD technology patents that were formerly owned by Varian. Novellus seeks damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys’ fees. In September 2000, Applied and Varian settled their disputes and Applied released all claims with respect to the Inova system as it was made and sold as of May 7, 1997. On October 3, 2000, Applied’s claims against Varian and Varian’s claims and counterclaims against Applied were dismissed with prejudice. The litigation with Novellus continues. Discovery has closed in the actions. Trial is scheduled to begin on September 20, 2004. Applied believes the September trial will involve only infringement and validity issues regarding Novellus’ patent claims against Applied and Applied’s declaratory judgment claims against Novellus’ patents. Applied believes it has meritorious claims and defenses and intends to pursue them vigorously.

Linear Technology

      On March 2, 2001, Linear Technology Corp. (LTC) filed a third party complaint against Applied in the United States District Court for the Eastern District of Texas, captioned Texas Instruments, Inc. v. Linear Technology Corp. v. Applied Materials, Inc. (case no. 2-01-CV4 (DF)). The complaint against Applied alleged that Applied is obligated to indemnify LTC and defend LTC for certain claims in the underlying patent infringement lawsuit brought by Texas Instruments, Inc. (TI) against LTC. The complaint also alleged claims for breach of contract, breach of warranty, and various unfair business practices. In the complaint, LTC alleged that, before LTC purchased certain equipment from Applied, Applied failed to disclose to LTC that TI previously had won a jury verdict against Hyundai Electronics Industries Co., Ltd. (Hyundai) for patent infringement based on Hyundai’s use of certain semiconductor equipment including some Applied tools. LTC’s Texas lawsuit against Applied sought indemnification and damages from Applied and an order requiring Applied to defend LTC in the underlying lawsuit with TI. On January 15, 2002, the court granted

TI’s motion to sever Applied and the other third party defendants from the action and dismissed LTC’s action against Applied and the other third party defendants without prejudice. On March 12, 2002, LTC filed a complaint against Applied in the Superior Court for the County of Santa Clara, captioned Linear Technology Corp. v. Applied Materials, Inc., Novellus Systems, Inc. and Tokyo Electron Ltd., (case no. CV806004) alleging claims for breach of contract, fraud and deceit, negligent misrepresentation, suppression of fact, unfair competition, breach of warranty, express contractual indemnity, implied equitable indemnity and declaratory relief. On November 12, 2002, LTC filed an amended complaint in the Santa Clara action asserting essentially the same claims as in the original complaint but adding an additional assertion that LTC and TI have settled their litigation. Applied’s motion to dismiss the amended complaint was granted in part. LTC filed a Second Amended Complaint and Applied’s motion to dismiss the Second Amended Complaint was granted. LTC filed a Third Amended Complaint and Applied’s motion to dismiss the Third Amended Complaint was granted. On February 13, 2004, LTC filed a Fourth Amended Complaint. Applied had moved to dismiss the Fourth Amended Complaint. LTC subsequently filed a motion to amend its Fourth Amended Complaint, which the Court granted. On July 7, 2004, LTC filed a Fifth Amended Complaint. Applied has moved to dismiss the Fifth Amended Complaint. Applied believes that it has meritorious defenses and intends to pursue them vigorously.

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

ASMI

      On August 27, 2002, ASM America, Inc. and ASM International, N.V. (collectively ASMI) filed a lawsuit against Applied in the United States District Court for the District of Arizona, captioned ASM America, Inc. and ASM International, N.V. v. Applied Materials, Inc. (case no. Civ’02 1660 PHX SMM). The lawsuit sought a judicial declaration that ASMI does not infringe six patents belonging to Applied that relate to remote cleaning of CVD chambers and to deposition of silicon nitride. The suit also sought a judicial declaration that the patents were invalid. Applied answered the complaint by denying the allegations and counterclaiming for infringement of the six patents.

      On October 3, 2003, ASMI filed a lawsuit against Applied in the United States District Court for the Eastern District of Texas, captioned ASM America, Inc. and ASM International, N.V. v. Applied Materials, Inc. (case no. 2 03CV 348 TJW). The lawsuit alleged infringement of six ASMI patents. Applied responded to the complaint by denying the allegations and counterclaiming for a declaratory judgment of invalidity, unenforceability and non-infringement of the patents. Applied also asserted that ASMI infringed seven Applied patents, including the six patents at issue in the Arizona action plus an additional patent.

      In August 2004, Applied and ASMI settled the Arizona and the Texas lawsuits and stipulated to dismiss both lawsuits without prejudice. The lawsuits were settled without payment of any kind by any party and without licensing any patents.

Varian Semiconductor Equipment Associates, Inc.

      On September 13, 2002, Varian Semiconductor Equipment Associates, Inc. (VSEA) filed a demand for arbitration with the American Arbitration Association asserting that Applied has breached a patent license agreement between VSEA and Applied dated January 1, 1992. VSEA seeks to recover royalties, interest and attorneys’ fees. The arbitration hearing on whether the products are covered by the license agreement has concluded. On May 2, 2003, the arbitration panel issued an interim decision finding that some, but not all, of the products at issue were subject to the agreement. The arbitration hearing on June 26, 2004 on whether the asserted claims of those patents are valid has concluded, but no decision has yet been received. Applied believes that it has meritorious defenses and intends to pursue them vigorously.

Jusung

      On December 24, 2003, Applied Materials, Inc. filed a lawsuit against Jusung Engineering Co., Ltd., and Jusung Pacific Co., Ltd., (collectively Jusung) in Tao-Yuan District Court in Taiwan captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. (case no. 92 Tsai-chuan Tzi No. 6388). The lawsuit alleges that Jusung is infringing a patent related to chemical vapor deposition owned by Applied. In the suit, Applied seeks a provisional injunction prohibiting Jusung from importing, using, manufacturing, servicing or selling in Taiwan certain flat panel display manufacturing equipment. On December 25, 2003, the Tao-Yuan District Court ruled in favor of Applied’s request for a provisional injunction and on January 14, 2004, the Court issued a provisional injunction order. Jusung has appealed those decisions. On January 30, 2004, Jusung sought permission to post a counterbond to have the injunction lifted. Jusung’s application was granted and, on March 30, 2004, the provisional injunction order was lifted. Applied appealed the counterbond decisions and, on May 31, 2004, the appellate court ruled that the injunction should be reinstated pending a final decision on Applied’s appeal of the grant of the counterbond. On June 30, 2004, Applied filed a complaint against Jusung in the Hsinchu District Court in Taiwan captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. (case no. 93 Zhong Zhi No. 3). In the suit, Applied seeks damages and a permanent injunction for infringement of the same patent. On August 5, 2004, the intermediate appellate court ruled that the injunction against Jusung Pacific Co., Ltd. should be dissolved. Applied is considering whether to appeal. The injunction against Jusung Engineering Co., Ltd remains in effect. This decision had no effect on the separate patent infringement lawsuit filed by Applied against Jusung in the Hsinchu Court. Applied believes it has meritorious claims and intends to pursue them vigorously.

Taiwan Fair Trade Commission

      On April 10, 2004, the Taiwan Fair Trade Commission (TFTC) notified Applied’s subsidiary AKT, Inc. (AKT) in Taiwan that, pursuant to a complaint filed by Jusung, the TFTC had begun an investigation into whether AKT violated the Taiwan Fair Trade Act. The investigation focuses on whether AKT violated the Taiwan Guidelines for the Review of Cases Involving Enterprises Issuing Warning Letters for Infringement on Copyright, Trademark and Patent Rights by allegedly notifying customers about AKT’s patent rights and the infringement of those rights by Jusung. On June 15, 2004, the TFTC notified Applied that Applied also was the subject of the investigation. Both Applied and AKT have responded to the TFTC’s inquiries. Although Applied believes there has been no violation, neither the extent nor the outcome of the investigation can be determined at this time. Applied believes that the outcome will not have a material adverse effect on its financial condition or results of operations.

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

Item 2.	Changes in Securities and Use of Proceeds

      The following table provides information as of August 1, 2004 with respect to the shares of common stock repurchased by Applied during the third fiscal quarter of fiscal 2004:

				Maximum Dollar
			Total Number of	Value of Shares that
		Average	Shares Purchased as	May Yet be
	Total Number of	Price Paid	Part of Publicly	Purchased Under the
Period	Shares Purchased(1)	per Share	Announced Plans(2)	Plans(2)

	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
Month #1
(May 3, 2004 to May 30, 2004)	—	$—	—	$3,000
Month #2
(May 31, 2004 to June 27, 2004)	—	$—	—	$3,000
Month #3
(June 28, 2004 to August 1, 2004)	—	$—	—	$3,000

Total	—	$—	—

(1)	During the three months ended August 1, 2004, Applied did not repurchase any stock as a result of potential transactions under consideration.

(2)	On March 24, 2004, following the expiration of the prior share repurchase authorization, the Board of Directors extended the stock repurchase program and authorized the repurchase of up to $3 billion of Applied’s common stock over the next three years in the open market.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit
No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Ratio of Earnings to Fixed Charges

      (b) Reports on Form 8-K:

      (1) On May 18, 2004, Applied furnished under Item 12 of Form 8-K the press release announcing Applied’s financial results for the quarter ended May 2, 2004.

      (2) On June 18, 2004, Applied filed a report under Item 4 of Form 8-K announcing that the Audit Committee of the Board of Directors dismissed PricewaterhouseCoopers LLP as Applied’s independent registered public accounting firm on June 15, 2004 and engaged KPMG LLP as its new independent registered public accounting firm on June 16, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ JOSEPH R. BRONSON

Joseph R. Bronson
Executive Vice President and
Chief Financial Officer

August 31, 2004

By:	/s/ NANCY H. HANDEL

Nancy H. Handel
Group Vice President,
Deputy Chief Financial Officer and
Corporate Controller

August 31, 2004

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