Form 10-K
period 2004-10-31
APPLIED MATERIALS INC /DE
filed 2004-12-15
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-6920

Applied Materials, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-1655526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3050 Bowers Avenue, P.O. Box 58039 Santa Clara, California (Address of principal executive offices)	95052-8039 (Zip Code)

Registrant’s telephone number, including area code

(408) 727-5555

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
Rights to Purchase Series A Junior Participating Preferred Stock

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

          Aggregate market value of the voting stock held by non-affiliates of the registrant as of May 2, 2004, based upon the closing sale price reported by the Nasdaq National Market on that date: $30,549,893,442. Aggregate market value of the voting stock held by non-affiliates of the registrant as of November 28, 2004, based upon the closing sale price reported by the Nasdaq National Market on that date: $28,205,165,975.

          Number of shares outstanding of the issuer’s Common Stock, $.01 par value, as of November 28, 2004: 1,679,234,804

DOCUMENTS INCORPORATED BY REFERENCE:

          Portions of the definitive Proxy Statement for Applied Materials, Inc.’s Annual Meeting of Stockholders to be held on March 23, 2005 are incorporated by reference into Part III of this Form 10-K.

      This Annual Report on Form 10-K of Applied Materials, Inc. and its subsidiaries (Applied or the Company) contains forward-looking statements. All statements in this Annual Report on Form 10-K, including those made by the management of Applied, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Applied’s future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and semiconductor industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the section titled “Trends, Risks and Uncertainties.” Other risks and uncertainties are disclosed in Applied’s prior Securities and Exchange Commission (SEC) filings. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Applied undertakes no obligation to revise or update any forward-looking statements.

      The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Annual Report. All references to fiscal year apply to Applied’s fiscal year which ends on the last Sunday in October of each year.

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

      Most chips are built on a silicon wafer base and include a variety of circuit components, such as transistors and other devices, that are connected by multiple layers of wiring (interconnects). As the density of the circuit components increases to enable greater computing power in the same or smaller area, the complexity of building the chip also increases, necessitating the formation of smaller structures and more intricate wiring schemes. To build a chip, the transistors, capacitors and other circuit components are first created on the surface of the wafer by performing a series of processes to deposit and remove selected film layers. Similar processes are then used to build the layers of wiring structures on the wafer. A typical, simplified process sequence for building the wiring portion of chips involves initially depositing a dielectric film layer onto the base layer of circuit components using a chemical vapor deposition (CVD) system. An etch system is then used to create openings and patterns in the dielectric layer. To form the metal wiring, these openings and patterns are subsequently filled with conducting material using physical vapor deposition (PVD) and/or electrochemical plating (ECP) technologies. A chemical mechanical polishing (CMP) step then polishes the wafer to achieve a flat surface. Additional deposition, etch and CMP steps are then performed to build up the layers of wiring needed to complete the interconnection of the circuit elements to form the chip. Advanced chip designs require about 500 steps involving these and other processes to complete the manufacturing cycle.

      Applied operates in a single industry segment and currently manufactures systems that perform most of the primary steps in the chip fabrication process, including: atomic layer deposition (ALD), CVD, PVD, ECP, etch, ion implantation, rapid thermal processing (RTP), CMP, wafer metrology and inspection, and systems that generate, etch, measure and inspect circuit patterns on masks used in the photolithography process. Applied’s subsidiary AKT, Inc. (AKT) manufactures CVD systems and array testers for making flat panel displays (FPDs) used in notebook computers, desktop monitors, televisions and other applications. Applied also provides products and services to enhance manufacturing yields.

      Most of Applied’s products are single-wafer systems with multiple process chambers attached to a base platform. Each wafer is processed separately in its own environment, allowing precise control of the process, while the system’s multiple chambers enable simultaneous, high productivity manufacturing. Applied sells most of its single-wafer, multi-chamber systems on four basic platforms: the Centura®, the Endura®, the Producer® and the Vantage®. These platforms currently support ALD, CVD, PVD, etch and RTP technologies.

      In fiscal 2004, Applied broadened its line of platforms to include Parallel Wafer ProcessingTM systems through its acquisition of Torrex Equipment Corporation (Torrex). The FlexStarTM system, used for CVD applications, is capable of processing up to 25 wafers at a time in a furnace environment.

      Throughout its history, the semiconductor industry has migrated to increasingly larger wafers to build chips. The predominant wafer size used for volume production today is 200mm, or eight-inch, wafers, but a substantial number of new fabs that are being built use 300mm, or 12-inch, wafers to gain the economic advantages of a larger surface area. Applied offers a comprehensive line of systems to support 200mm and 300mm wafer processing.

      A majority of process steps used in chipmaking are performed to build the interconnect, a complex matrix of microscopic wires that carry electrical signals to connect the transistor and capacitor components of a chip. Customers are transitioning from using aluminum as the main conducting material for the interconnect to copper, which has lower resistance than aluminum and can carry more current in a smaller area. Applied is a leading supplier of systems for manufacturing copper-based chips, ranging from the systems to deposit dielectric, tantalum nitride barrier and copper materials to CMP systems to smooth these layers for optimized planarity.

      Complementing the transition to copper to improve chip speed is the use of highly efficient low dielectric constant (low k) films to replace silicon dioxide as the insulator between the copper wiring structures. Applied leads the industry in providing low k dielectric systems that are used in volume production by a number of semiconductor manufacturers.

      The transistor portion of the chip is another area in which semiconductor manufacturers are advancing their device designs to improve speed. Applied introduced several new products during fiscal 2004 for building smaller and faster transistors by expanding its offerings in ion implantation, epitaxial deposition and silicon nitride systems.

Products

      The following summarizes Applied’s portfolio of products and their associated process technology areas.

Deposition

      Deposition is a fundamental step in fabricating a semiconductor. During deposition, a layer of either dielectric (material used as insulation between conductors) or electrically conductive (typically metal materials used to carry current) film is deposited or grown on a wafer. Applied currently provides equipment to perform the four main types of deposition: ALD, CVD, PVD and ECP. In addition, Applied’s rapid thermal processing systems can be used to perform certain types of dielectric deposition.

Atomic Layer Deposition

      ALD is an emerging technology in which single layers of atoms are used to build chip structures. This technology enables customers to deposit thin layers of either conducting or insulating material with uniform coverage in very small areas. Applied offers ALD chambers for depositing tungsten and tantalum nitride films. The Applied Endura iCuBSTM product is the industry’s first system to integrate ALD and PVD chambers on a single platform for depositing critical barrier and seed layers in copper interconnects. The Applied Centura iSprintTM Tungsten system (iSprint) combines an ALD chamber, which deposits a tungsten nucleation film, with a CVD tungsten bulk fill process in one system. The iSprint is used to form contact structures that connect the transistors to the wiring areas of the chip.

Chemical Vapor Deposition

      CVD is used by customers to deposit dielectric and metal films on a wafer. During the CVD process, gases that contain atoms of the material to be deposited react on the wafer surface, forming a thin film of solid material. Films deposited by CVD may be silicon oxide, single-crystal epitaxial silicon, amorphous silicon, silicon nitride, dielectric anti-reflective coatings, low k dielectric (highly efficient insulating materials), high k dielectric (electrical charge-storing materials), aluminum, titanium, titanium nitride, polysilicon, tungsten, refractory metals or silicides. Applied offers the following CVD products and technologies:

      The Applied Producer CVD system — This high-throughput platform features Twin-Chamber® modules that have two single-wafer process chambers per unit. Up to three Twin-Chamber modules can be mounted on each Producer platform, giving it a maximum simultaneous processing capacity of six wafers. Many dielectric CVD processes can be performed on this platform. The Applied Producer Advanced Patterning FilmTM process is an innovative CVD hardmask film that enables customers to fabricate sub-50 nanometer (nm) transistor gates and contact structures using standard lithography. The Applied Producer DARC® 193 deposits a dielectric anti-reflective coating that provides the precise dimensional control and compatibility needed for fabricating interconnects and transistors using advanced lithography methods.

      The Applied Centura Ultima HDP-CVD® system — High-density plasma CVD (HDP-CVD) is used to fill very small, deep spaces with dielectric film. One of the processes that can be performed on the system is fluorinated silicate glass (FSG), a film with higher insulating value than traditionally-used silicon dioxide material, that enables faster chip performance. The Applied Centura Ultima HDP-CVD product is used by a number of major semiconductor manufacturers for gap-fill applications, including the deposition of FSG in their advanced interconnect structures and deposition of silicon oxides in substrate isolation structures.

      Low k Dielectric Films — Many semiconductor manufacturers are now incorporating new low k dielectric materials in their copper-based chip designs to improve interconnect speed. The Applied Producer Black Diamond® CVD low k system is being used by several customers in volume production to produce some of the industry’s most advanced devices. Using conventional CVD equipment, the Black Diamond product provides customers with a cost-effective way to transition to this new material. A complementary low k dielectric film, called the Applied Producer BLOkTM (Barrier low k), enables the complete, multi-layer dielectric structure to benefit from low k technology.

      Epitaxial Deposition — Epitaxial silicon (epitaxy or epi) is a layer of pure silicon grown in a uniform crystalline structure on the wafer to form a high quality base for the device circuitry. Epi technology is used in an increasing number of semiconductor devices in both the wafer substrate and transistor areas of a chip to enhance speed. The Applied Centura Epi system integrates pre- and post-epi processes on the same system to improve film quality and reduce production costs. This system is also being used for silicon-germanium epi technology, which can reduce power usage and increase speed in certain types of advanced chips. For emerging transistor designs, the Company’s Applied Centura RP Epi system offers selective epi processes to enable faster transistor switching without the need to shrink the scale of the device.

      Polysilicon Deposition — Polysilicon is a type of silicon used to form portions of the transistor structure within the semiconductor device. The Applied Centura PolygenTM LPCVD (low pressure chemical vapor deposition) system is a single-wafer, multi-chamber product that deposits thin, polysilicon films at high temperatures with high productivity and process control. A variant of the system, the Applied Centura Polycide LPCVD product, combines chambers for polysilicon and tungsten silicide deposition on the Centura platform in an integrated process to create transistor gate structures in memory chips. To address the challenging requirements of 130nm and below devices, the Applied Centura Gate Stack system integrates chambers for decoupled plasma nitridation (DPN) and RTP anneal on one platform to enable superior film quality and material properties.

      In fiscal 2004, Applied added the FlexStarTM LPCVD system to its product portfolio through its acquisition of Torrex. The FlexStar system uses Parallel Wafer Processing technology to deliver high quality silicon films with high productivity. Combining short cycle times, single-wafer process flexibility and lower cost of ownership, this system provides customers with highly cost-sensitive thermal applications for transistor production.

      Silicon Nitride Deposition — The Applied Centura SiNgen®Plus LPCVD system is a single-wafer, high-temperature system that deposits silicon nitride films in transistor-area applications. This system minimizes the amount of time the wafer is exposed to high temperatures and reduces particles while improving operating cost and productivity in critical transistor nitride layers for 130nm and below devices. The system also features the DPN chamber which uses a plasma process to incorporate a high concentration of nitrogen into the gate oxide to prevent leakage in devices with 90nm and below designs.

      Tungsten Deposition — Tungsten is used in the contact area of a chip that connects the transistors to the wiring circuitry. In aluminum-based devices, tungsten is also used in the structures that connect the multiple layers of aluminum wiring. The Company has two products for depositing tungsten: the Applied Centura SprintTM Tungsten CVD system for 130nm and 90nm devices and the advanced Applied Centura iSprint ALD/ CVD system. The latter product combines ALD technology and CVD chambers on the same platform for 65nm and below applications.

Physical Vapor Deposition

      PVD, also called sputtering, is a physical process in which atoms of a gas, such as argon, are accelerated toward a metal target. The metal atoms chip off, or sputter away, and are then deposited on the wafer. The Applied Endura PVD system offers a broad range of advanced deposition processes, including aluminum, aluminum alloys, cobalt, titanium/titanium nitride, tantalum/tantalum nitride, tungsten/tungsten nitride, nickel vanadium and copper (Cu). The Applied Endura CuBS (copper barrier/seed) PVD system, launched in fiscal 1998, is widely used by customers for fabricating copper-based chips. Using PVD technology, the system deposits critical layers that prevent copper material from entering other areas of the device and primes the structure for the subsequent deposition of bulk copper by electrochemical plating.

      The Applied Endura system’s highly flexible, multi-chamber architecture allows the integration of multiple PVD processes or combinations of metal CVD and PVD technologies on the same system. In addition to the integrated Applied Endura iCuBS ALD/ PVD system (discussed in the Atomic Layer Deposition section), the Applied Endura iLBTM (integrated liner barrier) system combines a PVD chamber for depositing titanium with a CVD chamber for titanium nitride deposition to form critical lining layers of interconnect structures. These structures are subsequently filled with tungsten, aluminum or other materials. In fiscal 2004, Applied introduced the Applied Endura2 platform, a new generation of its Endura platform, designed to extend the Endura into future chip generations. The Endura2 platform has 20 percent fewer parts and sets a new standard for design that emphasizes reliability, serviceability and overall equipment efficiency for 300mm high-volume manufacturing.

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

      The Applied SlimCellTM ECP (electrochemical plating) system offers a small-volume cell design that allows independent bath chemistry for multi-step processing. The system enables a reduction in defect levels compared to conventional large bath systems while reducing chemical consumption.

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

      For dielectric applications, the Applied Centura eMax® system etches a broad range of films in the contact and interconnect regions of the chip. In fiscal 2003, Applied introduced a high-throughput Applied

Producer Etch system that utilizes the Twin-Chamber Producer platform concept to target cost-sensitive dielectric etch applications in 90nm and below design geometries. To address advanced low k etch applications, the Applied Centura Enabler® Etch system performs etch, strip and clean steps in a single chamber. The Enabler’s all-in-one capability streamlines the process flow for 65nm and below chip designs and significantly reduces operating costs.

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

Ion Implantation

      During ion implantation, silicon wafers are bombarded by a beam of ions, called dopants, that penetrate (or implant) the film surface to a desired depth. The implantation step is used during transistor fabrication to change electrical properties of a material and achieve a particular electrical performance.

      Low-energy, high current implant technology is important to enabling the fabrication of smaller structures, which contributes to faster transistor performance. The Applied Quantum® X Implanter, introduced in 2004, provides chipmakers with a production-worthy, single-wafer, high-current implanter that enables transistor scaling to the 65nm node and below. The Quantum X system’s high tilt capability, together with its precise energy control and low defect levels, deliver the process technology needed to achieve the most difficult and critical implants required for 65nm and 45nm logic and advanced DRAM manufacturing.

Rapid Thermal Processing

      RTP subjects a wafer to rapid bursts of intense heat that can take the wafer from room temperature to more than 1,000 degrees Celsius in less than 10 seconds. RTP is used mainly for modifying the properties of deposited films. The Applied Centura Radiance®Plus and Applied Vantage RadiancePlus RTP systems feature the same advanced RTP technology with differing platform designs. While the multi-chamber Centura platform offers exceptional process flexibility, the streamlined 2-chamber Vantage platform is designed for dedicated high-volume manufacturing. These single-wafer RTP systems are also used for growing high quality oxide and oxynitride films, deposition steps that traditional large batch furnaces can no longer achieve with the necessary precision and control.

Chemical Mechanical Polishing

      CMP removes material from a wafer to create a flat (planarized) surface. This process allows subsequent photolithography patterning steps to occur with greater accuracy and enables film layers to build with minimal height variations. The Company’s 200mm Applied Mirra® and Mirra Mesa® systems and 300mm Applied Reflexion® system have led the industry in CMP technology with important features such as integrated cleaning, film measurement and process control capabilities. In fiscal 2004, Applied launched a major breakthrough with its 300mm Applied Reflexion LK EcmpTM system. Introducing innovative, electro-chemical mechanical planarization (Ecmp) capability on Applied’s proven Reflexion LK platform, this new system provides a uniquely high-performance, cost-effective and extendible solution for copper/low k manufacturing at the 65nm node and below. The Ecmp system removes bulk copper at a high rate by electric charge, independent of downforce, making it ideal for fragile ultra-low k films.

Metrology and Wafer Inspection

      Applied offers several types of products that are used to inspect the wafer during various stages of the fabrication process:

Critical Dimension and Defect Review Scanning Electron Microscopes (CD-SEMs and DR-SEMs)

      Scanning electron microscopes (SEMs) use an electron beam to form images of microscopic features, or critical dimensions (CDs), of a semiconductor wafer at extremely high magnification. Applied’s SEMs provide customers with full automation, along with the high accuracy and sensitivity needed for measuring very small CDs. In 2004, the Company introduced its Applied VeritySEMTM Metrology system, which uses proprietary new SEM imaging technology to enable precise control of the lithography and etching processes. The VeritySEM measures transistor CDs with less than 5 angstrom precision — a requirement for 45nm device production — and incorporates automation and software advancements for significantly higher throughput in production.

      DR-SEMs review defects on the wafer (such as, particles, scratches or residues) that are first located by a defect detection system and then classify the defects to identify their source. The high-throughput, fully automatic Applied SEMVisionTM G2 Defect Analysis system enables customers to use this technology as an integral part of their production lines to analyze defects as small as 50nm with high productivity. The Applied SEMVision G2 FIB, introduced in 2004, integrates advanced defect review SEM capability with automated focused ion beam (FIB) technology in one system. The FIB provides a cross-sectional view of the defects reviewed by the SEM, enabling chipmakers to analyze the defects in minutes as part of their in-line review process.

      The Applied BX-10 Implant/ Anneal Metrology system measures critical process parameters that directly affect transistor performance and provides users with monitoring capability for multiple device generations.

Wafer Inspection

      Using laser-based technology, defects can be detected on patterned wafers (wafers with circuit images printed on them) as they move between processing steps. Defects may include particles, open circuit lines, shorts between lines or other problems. The Applied ComPlus-EVTM Inspection system detects defects in devices with design rules of 90nm and below. Incorporating key advances in imaging technology, the system captures up to 50 percent more defects than the previous system with the high speed required for customers’ volume production lines.

Flat Panel Displays

      The most advanced flat panel displays (FPDs) are manufactured using technologies similar to those for making semiconductors. One significant difference is the vastly larger area of the substrate (panel). The panels can be up to 60 times larger in area than today’s largest wafers (300mm diameter). New generation FPD fabs are being built primarily for manufacturing large-area flat panel liquid crystal display (LCD) television screens.

      Applied’s wholly-owned subsidiary AKT supplies plasma-enhanced CVD (PECVD) systems and electron beam array testers to FPD manufacturers. Applied offers a range of systems that can process different substrate sizes to meet the industry’s requirements for ever larger substrates. In response to the growing demand for LCD televisions, Applied introduced its latest PECVD system in fiscal 2004, the seventh-generation (Gen 7) AKT-40K PECVD, which addresses FPD fab requirements for substrates measuring 1.8 meters by 2.2 meters. Complementing the PECVD system, AKT also introduced a Gen 7 electron beam test system, the AKT-40K EBT, which tests the substrates during production for defective pixels and other imperfections.

Mask Making

      Masks are used by photolithography systems to transfer microscopic circuit designs onto wafers. Since an imperfection in a mask may be replicated on the wafer, the mask must be virtually defect-free. Applied provides systems for the writing, etching, measurement and inspection of masks.

Customer Service and Support

      Applied Global Services plays a critical role in the Company’s ability to continuously satisfy its customers’ production requirements. Approximately 2,700 trained customer engineers and process support engineers are deployed in more than a dozen countries. These engineers are usually located at or near customers’ fab sites and service over 17,000 installed Applied systems.

      Applied offers a broad range of service products to maintain and service equipment in customers’ fabs. For example, with the Applied Total Parts Management® (TPM) program, the Company provides an inventory management service for spare parts used in Applied systems at a customer’s fab. A second product, the Applied Total Support Package® (TSP), is a comprehensive equipment service solution that includes parts management along with system cost and performance improvement targets for Applied equipment at the customer’s location. The Applied SparesSolutionsTM program is an on-line, customer support service that streamlines the procurement of spare parts. The Applied Total Kit ManagementTM program provides customers with a convenient, cost-effective way to manage their systems’ process kit service requirements. Applied also refurbishes and sells used Applied equipment.

      Applied entered into several new agreements in 2004 as part of its strategic initiative to expand its fab service capabilities for customers. Applied and Brooks Automation, Inc., signed an agreement to provide on-site support and spare parts management for certain of Brooks’ factory automation hardware products. During 2004, Applied entered into other agreements with multiple companies to provide additional services and products, including fab-wide commodity consumables services and wafer reclaim services. On August  16, 2004, Applied announced that it had entered into a definitive agreement to acquire substantially all of the operating subsidiaries and businesses of Metron Technology N.V., which provides a wide range of outsource solutions to the semiconductor industry.

Backlog

      Applied’s backlog increased from $2.5 billion at October 26, 2003 to $3.4 billion at October 31, 2004. Applied manufactures its systems based on order backlog and customer commitments. Backlog includes only orders for which written authorizations have been accepted and shipment dates within 12 months have been assigned or where shipment has occurred but revenue has not been recognized. In addition, backlog includes contractual service revenue and maintenance fees to be earned within the next 12 months. Backlog adjustments for fiscal 2004 totaled $114 million, which consisted of cancellations, currency and other adjustments. Customers may delay delivery of products or cancel orders prior to shipment, subject to possible cancellation penalties. Due to possible changes in delivery schedules and cancellations of orders, Applied’s backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. Delays in delivery schedules and/or a reduction of backlog during any particular period could have a material adverse effect on Applied’s business and results of operations.

Manufacturing, Raw Materials and Supplies

      Applied’s manufacturing activities consist primarily of assembling various commercial and proprietary components into finished systems in Austin, Texas. Applied also has manufacturing operations in Santa Clara, California; Hillsboro, Oregon; Horsham, England; and Rehovot, Israel. Manufacturing requires some raw materials, including a wide variety of mechanical and electrical components, to be manufactured to Applied’s specifications. Applied uses numerous companies to supply parts, components and subassemblies (parts) for the manufacture and support of its products. Although Applied makes reasonable efforts to assure that parts are available from multiple qualified suppliers, this is not always possible. Accordingly, some key parts may be obtained only from a single supplier or a limited group of suppliers. Applied has sought, and will continue to seek, to minimize the risk of production and service interruptions and/or shortages of key parts by: (1) qualifying and selecting alternate suppliers for key parts; (2) monitoring the financial condition of key suppliers; (3) maintaining appropriate inventories of key parts; and (4) qualifying new parts on a timely basis.

Research, Development and Engineering

      Applied’s long-term growth strategy requires continued development of new manufacturing products for integrated circuit fabrication. Applied’s significant investment in research, development and engineering (RD&E) has generally enabled it to deliver new products and technologies before the emergence of strong demand, thus allowing customers to incorporate these products into their manufacturing plans at an early stage in the technology selection cycle. Applied works closely with its global customers to design systems and processes that meet their planned technical and production requirements. Product development and engineering organizations are located primarily in the United States, as well as in the United Kingdom and Israel, with process support and customer demonstration laboratories in the United States, the United Kingdom and

Israel. In addition, Applied outsources certain RD&E activities, some of which are performed in other countries.

      Applied invested $1.1 billion (21 percent of net sales) for fiscal 2002, $921 million (21 percent of net sales) for fiscal 2003 and $992 million (12 percent of net sales) for fiscal 2004, in RD&E for product development and engineering programs to create new product lines and improve existing technologies and products. Applied has spent an average of 15 percent of net sales on RD&E over the last five years. In addition to RD&E for specific product technologies, Applied maintains ongoing programs for automation control systems, materials research and environmental control that have applications to its products. In fiscal 2004, Applied focused on developing systems for customers’ new chip designs, including systems to enable faster and denser transistor and interconnect structures with 65nm and below linewidths.

Marketing and Sales

      Because of the highly technical nature of its products, Applied markets and sells its products worldwide through a direct sales force. For fiscal 2004, net sales to customers in each region as a percentage of Applied’s total net sales were: Taiwan 25 percent, Asia-Pacific (including China) 20 percent, Japan 17 percent, North America (primarily the United States) 17 percent, Korea 11 percent and Europe 10 percent. Applied’s business is usually not seasonal in nature, but it is cyclical, based on the capital equipment investment patterns of major semiconductor manufacturers. These expenditure patterns are based on many factors, including anticipated market demand and pricing for integrated circuits, the development of new technologies, factory utilization and global and regional economic conditions.

      During fiscal 2004, more than 80 percent of Applied’s net sales were to regions outside of the United States. Managing Applied’s global operations presents challenges and involves uncertainties that may affect Applied’s business, financial condition and results of operations. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Risks and Uncertainties — Applied is exposed to the risks of operating a global business.”

      Information on net sales to unaffiliated customers and long-lived assets attributable to Applied’s geographic regions is included in Note 10 of Notes to Consolidated Financial Statements. Net sales to Intel Corporation represented 10 percent of Applied’s fiscal 2002 net sales. During fiscal 2003, two customers individually accounted for greater than 10 percent of net sales: net sales to Intel Corporation represented 13 percent of Applied’s net sales and net sales to Samsung America, Inc. represented 12 percent of Applied’s net sales. During fiscal 2004, no individual customer accounted for more than 10 percent of Applied’s net sales.

Competition

      The global semiconductor equipment industry is highly competitive and is characterized by rapid technological advancements and demanding worldwide service requirements. Applied’s ability to compete primarily depends on its ability to commercialize its technology and continually improve its products, processes and services, as well as its ability to develop new products that meet constantly evolving customer requirements. Significant competitive factors for succeeding in the semiconductor manufacturing equipment market include the product’s technical capability, productivity and cost-effectiveness, and level of technical service and support. The importance of each of these factors varies depending on the specific customer’s needs, including considerations such as the customer’s process application, product requirements, timing of the purchase and particular circumstances of the purchasing decision. The pace of technological change is rapid, with customers continually moving to smaller critical dimensions and larger wafer sizes and adopting new materials for fabricating chips. Existing technology can sometimes be adapted to the new requirements, but some of these new requirements may create the need for an entirely different technical approach. The rapid pace of technological change continually creates opportunities for existing competitors and startups, and can quickly diminish the value of existing technologies.

      Substantial competition exists for each of Applied’s products. Competitors range from small companies that compete with a single product and/or in a single region to global companies with multiple lines of semiconductor processing products. Competitors in a given technology tend to have different degrees of market presence in various regional markets. Management believes that Applied is a strong competitor and that its competitive position is based on the ability of its products and services to continue to address customer requirements. Success for Applied will require a continued high level of investment in RD&E and in marketing, sales and customer support activities.

Patents and Licenses

      Management believes that Applied’s competitive position is significantly dependent upon skills in research, development, engineering, manufacturing and marketing, and not just on its patent position. However, protection of Applied’s technological assets by obtaining and enforcing patents is important. Therefore, Applied has a practice to file patent applications in the U.S. and other countries for inventions that Applied considers significant. Applied has a number of patents in the U.S. and other countries, and additional applications are pending for new developments. Although Applied does not consider its business materially dependent upon any one patent, the rights of Applied and the products made and sold under its patents taken as a whole, are a significant element of Applied’s business. In addition to patents, Applied also possesses other intellectual property, including trademarks, knowhow, trade secrets and copyrights.

      Applied enters into patent and technology licensing agreements with other companies when management determines that it is in its best interest to do so. Applied pays royalties under existing patent license agreements for the use, in several of its products, of certain patented technologies that are licensed to Applied for the life of the patents. Applied also receives royalties from licenses granted to third parties. Royalties received from and paid to third parties have not been and are not expected to be material in relation to the consolidated results of operations.

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

Environmental Matters

      Two of Applied’s locations have been designated as environmental cleanup sites. In 1987, the United States Environmental Protection Agency designated one of the locations, in Santa Clara, California, as a Superfund site and named Applied as a “Responsible Party.” Cleanup activities at this site began in 1984 and were substantially completed in February 2002. The California Regional Water Quality Control Board has designated Applied as a “Discharger” with respect to another site in Sunnyvale, California. Although Applied was named a Discharger at the Sunnyvale site in 1997, as it currently owns the site in question, prior owners and operators are responsible for performing cleanup and monitoring activities. Applied maintains a number of environmental, health and safety programs that are primarily preventive in nature. Neither compliance with federal, state and local provisions regulating discharge of materials into the environment, nor remedial agreements or other actions relating to the environment, has had, or is expected to have, a material effect on Applied’s capital expenditures, competitive position, financial condition or results of operations. The most recent report on Applied’s environmental, health and safety activities can be found on the Company’s web site at http://www.appliedmaterials.com/about/environment.html. This report is updated periodically. This website address is intended to be an inactive textual reference only. None of the information contained on Applied’s website is part of this report or is incorporated by reference herein.

Employees

      None of Applied’s employees is represented by a trade union, and management considers its relations with employees to be good. In the high-technology industry, competition for highly-skilled employees is intense. Applied believes that its future success is highly dependent upon its continued ability to attract, retain and motivate qualified employees. There can be no assurance that Applied will be able to attract, hire, assimilate and retain a sufficient number of qualified employees. At October 31, 2004, Applied employed 12,191 regular employees and 769 temporary employees.

Available Information

      Applied’s website is http://www.appliedmaterials.com. Applied makes available free of charge, on or through its website, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing them to, the SEC. This website address is intended to be an inactive textual reference only; none of the information contained on Applied’s website is part of this report or is incorporated by reference herein.

Item 2:	Properties

      Information concerning Applied’s principal properties at October 31, 2004 is set forth below:

			Square
Location	Type	Principal Use	Footage(1)		Ownership

Santa Clara, CA	Office, Plant & Warehouse	Headquarters, Marketing,	1,465,000		Owned
		Manufacturing, Distribution,	2,007,000	(2)	Leased
		Research, Development
		and Engineering
Austin, TX	Office, Plant & Warehouse	Manufacturing	1,719,000		Owned
			389,000		Leased
Rehovot, Israel	Office, Plant & Warehouse	Manufacturing, Research,	442,000		Owned
		Development and Engineering
Hayward, CA	Office, Plant & Warehouse	Research, Development	342,000		Leased
		and Engineering
Narita, Japan	Office & Warehouse	Customer Support	226,000	(3)	Owned
Hsinchu, Taiwan	Office & Warehouse	Customer Support	81,000		Owned
			127,000		Leased
Singapore	Office	Customer Support	200,000		Owned
Hillsboro, OR	Office, Plant & Warehouse	Manufacturing, Research,	177,000		Owned
		Development and Engineering
Tainan, Taiwan	Office & Warehouse	Customer Support	148,000		Owned
Horsham, England	Office, Plant & Warehouse	Manufacturing, Research,	138,000		Leased
		Development and Engineering
Chunan, Korea	Office & Warehouse	Customer Support	111,000		Owned
Pudong, China	Office & Warehouse	Customer Support	102,000		Leased

(1)	Approximately 1.5 million square feet were available for sublease.

(2)	Includes approximately 216,000 square feet that were being subleased.

(3)	Subject to loans of $13 million, collateralized by property and equipment with a net book value of $43 million at October 31, 2004.

      In addition to the above properties, Applied leases office space for marketing, sales and customer support offices in 79 locations throughout the world: 24 in Japan, 21 in North America (principally the United States), 15 in Europe, 8 in Asia-Pacific (including China), 7 in Korea and 4 in Taiwan.

      In addition, Applied owns: (1) 96 acres of buildable land in Texas that can accommodate approximately 1,464,000 square feet of additional building space; (2) 26 acres in Oregon that can accommodate approximately 396,000 square feet of additional building space; (3) 43 acres in California that can accommodate approximately 1,247,000 square feet of additional building space; (4) 9 acres in Japan that can accommodate approximately 766,000 square feet of additional building space; and (5) 16 acres in Danvers, Massachusetts, which includes an unimproved building of approximately 280,000 square feet. Applied also leases: (1) 13 acres in Taiwan that can accommodate approximately 271,000 square feet of additional building space; and

(2) 10 acres in Israel that can accommodate approximately 111,000 square feet of additional building space. This additional building space is anticipated to satisfy Applied’s future needs.

      Applied considers the above facilities suitable and adequate to meet its current requirements.

Item 3:	Legal Proceedings

Novellus

      On June 13, 1997, after Varian Associates, Inc. (Varian) failed to respond to requests by Applied to discuss certain patent issues, Applied filed a lawsuit against Varian captioned Applied Materials, Inc. v. Varian Associates, Inc. (case no. C-97-20523-RMW) in the United States District Court for the Northern District of California, alleging infringement of several of Applied’s patents concerning PVD technology. On July 7, 1997, Applied amended that action to allege infringement of those same Applied PVD patents against Novellus Systems, Inc. (Novellus) and to add Novellus as a defendant, as a result of Novellus’ acquisition of Varian’s thin film systems PVD business. On June 23, 1997, Novellus filed a separate lawsuit against Applied captioned Novellus Systems, Inc. v. Applied Materials, Inc. (case no. C-97-20551-EAI) in the United States District Court for the Northern District of California, alleging infringement by Applied of several PVD technology patents that were formerly owned by Varian. Novellus sought damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys’ fees. In September 2000, Applied and Varian settled their disputes and Applied released all claims with respect to the PVD technology system, as it was made and sold as of May 7, 1997. On October 3, 2000, Applied’s claims against Varian and Varian’s claims and counterclaims against Applied were dismissed with prejudice.

      On September 20, 2004, Applied and Novellus entered into a Memorandum of Understanding (MOU) which effects a full settlement of the pending lawsuits. Both lawsuits have been dismissed with prejudice. As part of the MOU, Applied agreed to pay Novellus $8 million and to forgive an additional $3.5 million that Applied contended was owed under a previous license and settlement agreement (TEOS Agreement) between the parties. Patent licenses previously granted under the TEOS Agreement by each of Novellus and Applied become fully paid, as well as revocable only in limited circumstances. The MOU contains additional covenants and restrictions which, in general, limit the ability of each party (including subsidiaries and permitted successors and assigns) to sue the other, the other’s customers and, with some exceptions, the other’s suppliers and distributors, for infringement of any of the parties’ respective patents covering products in technology areas in which both parties were engaged in business as of September 3, 2004 (the Effective Date), as follows: (i) for a period of five years from the Effective Date as to existing products, and (ii) for a period of two years from the Effective Date, with the possibility to extend for an additional year, as to new products introduced after the Effective Date (Covenants Not to Sue). Technology areas in which neither party or only one party engaged in business as of the Effective Date are specifically excluded from the Covenants Not to Sue (Excluded Product Areas). The parties further agreed to notice and cure periods prior to filing suit on products subject to a Covenant Not to Sue that has expired. No damages for infringement will accrue during the Covenant Not to Sue and cure periods. The MOU contains a general release of all claims arising prior to the Effective Date that either Applied or Novellus may have had against the other and the other’s customers and, with some exceptions, the other’s suppliers and distributors, relating to infringement of the party’s patents by any of the other party’s products, other than those in Excluded Product Areas. There is no license of patents, technology or trade secrets in the MOU.

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

LTC’s Texas lawsuit against Applied sought indemnification and damages from Applied and an order requiring Applied to defend LTC in the underlying lawsuit with TI. On January 15, 2002, the court granted TI’s motion to sever Applied and the other third party defendants from the action and dismissed LTC’s action against Applied and the other third party defendants without prejudice. On March 12, 2002, LTC filed a complaint against Applied in the Superior Court for the County of Santa Clara, captioned Linear Technology Corp. v. Applied Materials, Inc., Novellus Systems, Inc. and Tokyo Electron Ltd., (case no. CV806004) alleging claims for breach of contract, fraud and deceit, negligent misrepresentation, suppression of fact, unfair competition, breach of warranty, express contractual indemnity, implied equitable indemnity and declaratory relief. On November 12, 2002, LTC filed an amended complaint in the Santa Clara action asserting essentially the same claims as in the original complaint but adding an additional assertion that LTC and TI have settled their litigation. Applied’s motion to dismiss the amended complaint was granted in part. LTC filed a Second Amended Complaint and Applied’s motion to dismiss the Second Amended Complaint was granted. LTC filed a Third Amended Complaint and Applied’s motion to dismiss the Third Amended Complaint was granted. On February 13, 2004, LTC filed a Fourth Amended Complaint. Applied moved to dismiss the Fourth Amended Complaint. LTC subsequently filed a motion to amend its Fourth Amended Complaint, which the Court granted. On July 7, 2004, LTC filed a Fifth Amended Complaint which Applied moved to dismiss. On October 5, 2004, Applied’s motion to dismiss LTC’s Fifth Amended Complaint was granted with prejudice. Applied believes it has meritorious defenses and intends to pursue them vigorously.

David Scharf

      On July 31, 2001, David Scharf, an individual, filed a lawsuit against Applied in the United States District Court for the Central District of California, captioned David Scharf v. Applied Materials, Inc. (case no. 01-06580 AHM). The lawsuit alleges that Applied has infringed, has induced others to infringe and has contributed to others’ infringement of a patent concerning color synthesizing scanning electron microscope technology. Mr. Scharf seeks a preliminary and permanent injunction, damages and costs. Applied has answered the complaint and counterclaimed for declaratory judgment of non-infringement and invalidity. On May 10, 2002, Mr. Scharf filed a request for re-examination of his patent with the Patent and Trademark Office (PTO). On June 26, 2002, the case was removed from the Court’s active docket after the parties stipulated to stay the case pending the results of that re-examination. On July 11, 2002, Applied filed its own request for re-examination of Mr. Scharf’s patent with the PTO. Applied’s request for re-examination was granted on September 19, 2002. On April 23, 2004, the PTO notified Applied that it intended to issue a re-examination certificate. On June 14, 2004, Applied filed a second request for re-examination of Mr. Scharf’s patent with the PTO. The second request was denied on September 1, 2004. On October 1, 2004, Applied filed a petition for reconsideration of that denial. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

ASMI

      On August 27, 2002, ASM America, Inc. and ASM International, N.V. (collectively ASMI) filed a lawsuit against Applied in the United States District Court for the District of Arizona, captioned ASM America, Inc. and ASM International, N.V. v. Applied Materials, Inc. (case no. Civ’02 1660 PHX SMM). The lawsuit sought a judicial declaration that ASMI does not infringe six patents owned by Applied that relate to remote cleaning of CVD chambers and to deposition of silicon nitride. The suit also sought a judicial declaration that these patents were invalid. Applied answered the complaint by denying the allegations and counterclaiming for infringement of the six patents.

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

      In August 2004, Applied and ASMI settled the Arizona and the Texas lawsuits and stipulated to dismiss both lawsuits without prejudice. The lawsuits were settled without payment of any kind by any party and without licensing any patents. The settlement has not had, and is not expected to have, a material adverse affect on Applied’s business, financial condition or results of operations.

Varian Semiconductor Equipment Associates, Inc.

      On September 13, 2002, Varian Semiconductor Equipment Associates, Inc. (VSEA) filed a demand for arbitration with the American Arbitration Association asserting that Applied has breached a patent license agreement between VSEA and Applied dated January 1, 1992. VSEA seeks to recover royalties, interest and attorneys’ fees. The arbitration hearing on whether the products are covered by the patent license agreement has concluded. On May 2, 2003, the arbitration panel issued an interim decision finding that some, but not all, of the patent claims asserted by VSEA were invalid. On September 1, 2004, the arbitration panel issued a decision in the second phase of the arbitration finding that Applied had not proven the invalidity of certain patent claims asserted by VSEA. To date, no hearing has been set to determine the amount owed by Applied to VSEA under the agreement pursuant to the arbitration panel’s decisions. Based on Applied’s current assessment of this matter, Applied believes that the amount of back royalty payments owed in connection with this action, including interest, will not exceed $25 million, of which $23 million was paid through October 31, 2004. In addition to back royalty payments, Applied will be required to make unit-based royalty payments on future sales of certain products found to be within the scope of the agreement. Applied expects that these unit-based royalty payments will not have a material adverse effect on Applied’s business, financial condition or results of operations.

Jusung

      On December 24, 2003, Applied filed a lawsuit against Jusung Engineering Co., Ltd., and Jusung Pacific Co., Ltd., (collectively Jusung) in Tao-Yuan District Court in Taiwan captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. (case no. 92 Tsai-chuan Tzi No. 6388). The lawsuit alleges that Jusung is infringing a patent related to chemical vapor deposition owned by Applied. In the suit, Applied seeks a provisional injunction prohibiting Jusung from importing, using, manufacturing, servicing or selling in Taiwan certain flat panel display manufacturing equipment. On December 25, 2003, the Tao-Yuan District Court ruled in favor of Applied’s request for a provisional injunction and, on January 14, 2004, the Court issued a provisional injunction order. Jusung Pacific has appealed those decisions. On January 30, 2004, Jusung Pacific sought permission to post a counterbond to have the injunction lifted. Jusung Pacific’s application was granted and, on March 30, 2004, the provisional injunction order was lifted. Applied appealed the counterbond decisions and, on May 31, 2004, the appellate court ruled that the injunction should be reinstated pending a final decision on Applied’s appeal of the grant of the counterbond. On June 30, 2004, Applied filed a complaint against Jusung in the Hsinchu District Court in Taiwan captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. (case no. 93 Zhong Zhi No. 3). In the suit, Applied seeks damages and a permanent injunction for infringement of the same patent. On August 5, 2004, the intermediate appellate court ruled in the provisional injunction lawsuit that the injunction against Jusung Pacific should be dissolved. Applied appealed that decision, and in December 2004, the Supreme Court reversed the appellate court’s decision. The injunction against Jusung Engineering Co., Ltd remains in effect. The decisions regarding the provisional injunction and counterbond had no effect on the separate patent infringement lawsuit filed by Applied against Jusung in the Hsinchu Court. Applied believes it has meritorious claims and intends to pursue them vigorously.

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

Axcelis Technologies

      On January 8, 2001, Axcelis Technologies, Inc. (Axcelis), formerly a subsidiary of Eaton Corporation, filed a lawsuit against Applied in the United States District Court for the District of Massachusetts, captioned Axcelis Technologies, Inc. v. Applied Materials, Inc. (case no. 01-10029 DPW). The lawsuit alleged that Applied infringed a patent concerning ion implantation owned by Axcelis. The complaint also alleged various Massachusetts state and common law tortious interference and unfair competition claims. Axcelis sought a preliminary and permanent injunction, damages, costs and attorneys’ fees. On April 12, 2001, Applied answered the complaint by denying all allegations and counterclaimed for declaratory judgment of invalidity and non-infringement, and violations of various unfair and deceptive trade practices laws. Applied sought damages, a permanent injunction, costs and attorneys’ fees. On July 2, 2003, after a trial on the merits, a jury ruled in favor of Applied, returning a verdict that Applied’s SwiftTM ion implantation system does not infringe Axcelis’ patent. The court then entered judgment in favor of Applied on Axcelis’ infringement claim. Axcelis appealed the judgment. On March 5, 2004, Applied and Axcelis settled the lawsuit and the parties have dismissed all claims and counterclaims, including the appeal, with prejudice. The settlement has not had a material effect on Applied’s business, financial condition or results of operations.

Semitool

      On June 11, 2001, Semitool, Inc. (Semitool) filed a lawsuit against Applied in the United States District Court for the Northern District of California, captioned Semitool, Inc. v. Applied Materials, Inc. (case no. CV-01-2277 CRB). The lawsuit alleged that Applied infringed a patent concerning seed repair and electroplating owned by Semitool. Semitool sought a preliminary and permanent injunction, damages, costs and attorneys’ fees. On July 12, 2001, before Applied had answered the complaint, Semitool voluntarily dismissed its action against Applied in the Northern District of California. On the same day, Semitool filed a substantially identical action against Applied in the United States District Court for the District of Oregon captioned Semitool, Inc. v. Applied Materials, Inc. (case no. CV’01-1066 AS). On July 13, 2001, Applied filed a declaratory judgment action against Semitool in the Northern District of California captioned Applied Materials, Inc. v. Semitool, Inc. (case no. CV-01-2673 BZ). In that action, Applied sought a declaration that Applied had not infringed the Semitool patent and that Semitool’s patent was invalid and unenforceable. Applied also sought costs and attorneys’ fees. The California Court transferred Applied’s action against Semitool to the District of Oregon. The actions were proceeding together in Oregon. As part of a broad technology license agreement, Applied and Semitool settled the lawsuit on February 17, 2004, and all claims and counterclaims have been dismissed. The settlement and the license agreement did not have a material effect on Applied’s business, financial condition or results of operations.

Other Legal Matters

      Applied is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. In addition, from time to time, Applied receives notification from customers claiming that such customers are entitled to indemnification or other obligations from Applied related to infringement claims made against the customers by third parties. Although the outcome of claims cannot be predicted with certainty, Applied does not believe that any of these other existing legal proceedings will have a material adverse effect on its financial condition or results of operations.

Item 4:	Submission of Matters to a Vote of Security Holders

      None.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table and notes set forth information about Applied’s executive officers:

Name of Individual	Capacities in Which Served

James C. Morgan(1)	Chairman of the Board of Directors
Michael R. Splinter(2)	President, Chief Executive Officer and Director
Nancy H. Handel(3)	Group Vice President and Chief Financial Officer
Franz Janker(4)	Senior Vice President, Sales and Marketing

(1)	Mr. Morgan, age 66, has been Chairman of the Board of Directors since 1987. Mr. Morgan served as Chief Executive Officer from 1977 to April 2003. Mr. Morgan also served as President from 1976 to 1987.

(2)	Mr. Splinter, age 54, was appointed President and Chief Executive Officer and a member of the Board of Directors of Applied on April 30, 2003. Prior to joining Applied, Mr. Splinter worked for nearly 20 years at Intel Corporation (Intel). Most recently he was Executive Vice President and Director of the Sales and Marketing Group at Intel, responsible for sales and operations worldwide. Mr. Splinter previously held various executive positions at Intel, including Executive Vice President and General Manager of the Technology and Manufacturing Group.

(3)	Ms. Handel, age 53, was appointed Group Vice President and Chief Financial Officer on October 22, 2004. Prior to that, she had been Group Vice President, Deputy Chief Financial Officer and Corporate Controller since 2000. From 1994 to 2000, Ms. Handel had responsibilities for Global Finance Operations in addition to serving as Treasurer. From 1986 to 1994, Ms. Handel served as Treasurer. Ms. Handel joined Applied in 1985.

(4)	Mr. Janker, age 55, has been Senior Vice President of Sales and Marketing since May 2003. Prior to that, he served as Senior Vice President of Global Operations and Corporate Marketing in December of 2002. From December 1998 to 2002, he was Group Vice President of Corporate Marketing and Business Management. From 1982 to 1998, Mr. Janker served in a variety of sales and marketing management positions with Applied in the United States and in Europe.

PART II

Item 5:	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

      The following table sets forth the high and low closing sale prices as reported on the Nasdaq National Market.

	2003		2004

Fiscal Year	High	Low	High	Low

First quarter	$17.49	$13.03	$25.61	$20.72
Second quarter	$15.81	$11.60	$22.84	$18.27
Third quarter	$19.30	$13.66	$19.97	$15.86
Fourth quarter	$22.22	$17.88	$17.63	$15.61

      Applied’s common stock is traded on the Nasdaq National Market under the symbol AMAT. As of November 28, 2004, there were 6,719 directly registered holders of stock.

      To date, Applied has not declared or paid cash dividends to its stockholders. Applied has no plans to declare and pay cash dividends.

      The following table provides information as of October 31, 2004 with respect to the shares of common stock repurchased by Applied during the fourth fiscal quarter of fiscal 2004:

				Maximum Dollar
			Total Number of	Value of Shares
		Average	Shares Purchased as	that May Yet be
	Total Number of	Price Paid	Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Program*	the Program*

	(Shares in		(Shares in	(Dollars in
	thousands)		thousands)	millions)
Month #1
(August 2, 2004 to August 29, 2004)	10,660	$16.14	10,660	$2,828
Month #2
(August 30, 2004 to September 26, 2004)	20,333	$16.13	20,333	$2,500
Month #3
(September 27, 2004 to October 31, 2004)	—	$—	—	$2,500

Total	30,993	$16.13	30,993

*	On March 24, 2004, following the expiration of the prior share repurchase authorization, the Board of Directors extended the stock repurchase program and authorized the repurchase of up to $3 billion of Applied’s common stock over the next three years in the open market.

Item 6:	Selected Financial Data

      The following selected financial information has been derived from Applied’s historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and the accompanying notes for the corresponding fiscal years:

Fiscal year ended(1)	2000(2)	2001	2002	2003	2004

	(In thousands, except percentages, per share amounts and number of employees)
Net sales	$9,564,412	$7,343,248	$5,062,312	$4,477,291	$8,013,053
Gross margin	$4,855,728	$3,252,033	$2,056,661	$1,604,455	$3,701,245
(% of net sales)	50.8	44.3	40.6	35.8	46.2
Research, development and engineering	$1,107,922	$1,198,799	$1,052,269	$920,618	$991,873
(% of net sales)	11.6	16.3	20.8	20.6	12.4
Marketing, selling, general and administrative	$960,753	$901,924	$708,955	$625,865	$751,621
(% of net sales)	10.0	12.3	14.0	14.0	9.4
Income/(loss) before income taxes, equity in net income/(loss) of joint venture and cumulative effect of change in accounting principle	$2,947,844	$1,103,802	$340,511	$(211,556)	$1,829,250
Effective tax rate (%)	30.0	29.8	21.0	29.5	26.1
Income/(loss) before cumulative effect of change in accounting principle	$2,063,552	$775,228	$269,004	$(149,147)	$1,351,303
(% of net sales)	21.6	10.6	5.3	(3.3)	16.9
Cumulative effect of change in accounting principle, net of tax(2)	$—	$(267,399)	$—	$—	$—
Net income/(loss)	$2,063,552	$507,829	$269,004	$(149,147)	$1,351,303

Earnings/(loss) per share(3)	$1.20	$0.46	$0.16	$(0.09)	$0.78
Cumulative effect of change in accounting principle	—	(0.16)	—	—	—

	$1.20	$0.30	$0.16	$(0.09)	$0.78

Weighted average common shares and equivalents(3)	1,718,338	1,694,658	1,701,557	1,659,557	1,721,645
Order backlog	$4,381,768	$2,725,406	$3,190,459	$2,495,115	$3,368,382
Working capital	$6,079,436	$6,249,358	$6,571,337	$6,729,896	$7,993,538
Current ratio	3.2	5.1	5.4	5.1	4.5
Long-term debt	$573,126	$564,805	$573,853	$456,422	$410,436
Stockholders’ equity	$7,104,348	$7,606,737	$8,019,649	$8,068,034	$9,262,027
Book value per share(3)	$4.37	$4.66	$4.87	$4.81	$5.51
Total assets	$10,545,730	$9,828,510	$10,224,765	$10,311,622	$12,093,445
Capital expenditures, net of retirements	$383,255	$710,620	$417,080	$211,959	$171,538
Regular employees	19,220	17,365	16,077	12,050	12,191

(1)	Each fiscal year ended on the last Sunday in October.

(2)	Effective the first fiscal quarter of 2001, Applied implemented the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” Implementation of SAB 101 resulted in Applied recording a cumulative effect of change in accounting principle of $267 million (net of income tax benefit of $112 million) in fiscal 2001. For periods prior to fiscal 2001, data was not available to provide pro forma information as if the change in accounting principle were applied retroactively.

(3)	Amounts prior to fiscal 2002 have been restated to reflect a two-for-one stock split in the form of a 100 percent stock dividend, effective April 16, 2002.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      Management’s Discussion and Analysis (MD&A) is intended to facilitate an understanding of Applied’s business and results of operations. This MD&A should be read in conjunction with Applied’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report. MD&A consists of the following sections:

•	Overview: a summary of Applied’s business, measurements and opportunities.

•	Results of Operations: a discussion of operating results.

•	Financial Condition, Liquidity and Capital Resources: an analysis of cash flows, sources and uses of cash, contractual obligations and financial position.

•	Critical Accounting Policies: a discussion of critical accounting policies that require the exercise of judgments and estimates.

•	Trends, Risks and Uncertainties: a discussion of significant risks that could affect Applied’s operating results.

Overview

      Applied develops, manufactures, markets and services integrated circuit fabrication equipment for the worldwide semiconductor industry. Product development and manufacturing activities occur in North America, the United Kingdom and Israel. Applied’s broad range of equipment and service products are highly technical and, as a result, are sold through a direct sales force. Customer demand for spare parts and services is fulfilled through a global spare parts distribution system and trained service engineers located around the world in close proximity to customer sites.

      As a supplier to the global semiconductor industry, Applied’s results are primarily driven by worldwide demand for integrated circuits, which in turn depends on end-user demand for electronic products. The global semiconductor industry is volatile. The downturn that began in fiscal 2001 and continued into fiscal 2003 constituted what management believes to be the longest and most severe downturn experienced by the semiconductor equipment industry. A recovery began in the fourth fiscal quarter of 2003 and continued throughout fiscal 2004. Applied’s results in fiscal 2002 through 2004 reflect this volatility.

      The following table presents certain significant measurements of the past three fiscal years:

Fiscal year	2002	2003	2004

	(In millions, except per share
	amounts and percentages)
New orders	$6,142	$4,318	$8,982
Net sales	$5,062	$4,477	$8,013
Gross margin	$2,057	$1,604	$3,701
Gross margin percent	40.6%	35.8%	46.2%
Net income/(loss)	$269	$(149)	$1,351
Earnings/(loss) per share	$0.16	$(0.09)	$0.78

      During fiscal 2002 and 2003, lower sales volume and under absorption of manufacturing and field service costs resulted in lower gross margins. In response to the difficult economic environment that began in fiscal 2001, Applied implemented a series of actions that were intended to better align Applied’s cost structure with anticipated business conditions. During fiscal 2003, when business conditions did not improve significantly,

Applied implemented a realignment plan, which concluded in the first fiscal quarter of 2004. Fiscal 2002 and 2003 operating results were negatively affected by lower net sales, reduced gross margins and charges related to realignment activities.

      Operating results for fiscal 2004 reflected a recovery in the semiconductor industry and the global economy, as well as Applied’s realized savings from completed realignment activities. In addition, Applied gained market share in critical areas, including 300mm equipment and copper interconnect, improved operational efficiencies, and increased its strong cash position.

      Applied’s long-term opportunities depend in part on successful execution of a growth strategy, including increasing market share in existing markets, expanding into related markets, and cultivating new markets and business models. These opportunities are also subject to: (1) global economic conditions; (2) advanced technology and/or capacity requirements of semiconductor manufacturers and their capital investment trends; (3) the profitability of semiconductor manufacturers; (4) supply and demand for semiconductors; (5) continued investment in RD&E and (6) relative competitiveness of Applied’s equipment and service products. For this and other reasons set forth in the section entitled “Trends, Risks and Uncertainties,” Applied’s prior results of operations may not necessarily be indicative of future operating results.

Results of Operations

      Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2004 contained 53 weeks, whereas fiscal 2002 and 2003 each contained 52 weeks. The first fiscal quarter of 2004 contained 14 weeks, whereas the first fiscal quarter of 2002 and 2003 each contained 13 weeks.

Net Sales

      Applied’s business was subject to cyclical industry conditions in fiscal 2002, 2003 and 2004. As a result of these conditions, there were significant fluctuations in Applied’s quarterly new orders and net sales, both within and across fiscal years. Demand for semiconductor manufacturing equipment has historically been volatile as a result of sudden changes in semiconductor supply and demand and other factors, including rapid technological advances in both semiconductor devices and wafer fabrication processes.

      Quarterly and full fiscal year financial information follows:

	Fiscal Quarter
					Fiscal
	First	Second	Third	Fourth	Year

	(In millions, except per share amounts)
2002:
New orders	$1,119	$1,688	$1,778	$1,557	$6,142
Net sales	$1,000	$1,156	$1,460	$1,446	$5,062
Gross margin	$386	$463	$606	$602	$2,057
Net income/(loss)	$(45)	$52	$115	$147	$269
Earnings/(loss) per share	$(0.03)	$0.03	$0.07	$0.09	$0.16
2003:
New orders	$1,016	$971	$1,054	$1,277	$4,318
Net sales	$1,054	$1,107	$1,095	$1,221	$4,477
Gross margin	$390	$373	$347	$494	$1,604
Net income/(loss)	$(65)	$(62)	$(37)	$15	$(149)
Earnings/(loss) per share	$(0.04)	$(0.04)	$(0.02)	$0.01	$(0.09)
2004:
New orders	$1,683	$2,214	$2,462	$2,623	$8,982
Net sales	$1,556	$2,018	$2,236	$2,203	$8,013
Gross margin	$676	$939	$1,059	$1,027	$3,701
Net income	$82	$373	$441	$455	$1,351
Earnings per share	$0.05	$0.22	$0.26	$0.27	$0.78

      Net sales by geographic region, which were attributed to the location of the customers’ facilities, were as follows:

Fiscal Year	2002	2003	2004

	(In millions)
Taiwan	$1,238	$583	$2,006
Asia-Pacific(1)	636	527	1,580
Japan	757	827	1,417
North America(2)	1,328	1,179	1,337
Korea	443	666	879
Europe	660	695	794

	$5,062	$4,477	$8,013

(1)	Includes China.

(2)	Primarily the United States.

      During fiscal year 2001, slowing worldwide demand for semiconductors resulted in a rapid decline in demand for semiconductor manufacturing equipment. Inventory buildups in telecommunication products, slower than expected personal computer sales and slower global economic growth caused semiconductor companies to reduce their capital spending and reschedule or cancel existing orders. This decline in demand deepened sequentially throughout fiscal 2001 into a severe industry downturn due to continued weakness in the macro-economic climate and reduced consumption of electronic products, which resulted in further capital spending cutbacks by Applied’s customers. This industry downturn extended from 2001 through the third fiscal quarter of 2003. Beginning with the fourth fiscal quarter of 2003 and continuing into fiscal 2004, customers made increased investments in capital equipment for capacity and technology, responding to higher spending for consumer electronics and business information technology and an increase in semiconductor demand.

      Applied experienced a decline in demand for its products in the first fiscal quarter of 2002. In the second fiscal quarter of 2002, customers ordered equipment for 200mm advanced capacity to satisfy demand driven by consumer-related and wireless devices. Customers also continued to place technology orders to invest in 300mm wafer processing, copper and smaller line-width technologies. However, second quarter demand levels proved to be unsustainable as the global economic environment weakened through the middle of the year, and customers reduced their level of capacity spending accordingly, while maintaining advanced technology spending. Net sales peaked in the third fiscal quarter of 2002 and flattened in the fourth fiscal quarter of 2002. Included in fiscal 2002 net sales was the remaining $9 million of revenue that was recognized as part of the cumulative effect of implementing SAB 101.

      Net sales declined 12 percent from $5.1 billion for fiscal 2002 to $4.5 billion for fiscal 2003. New orders declined from $1.6 billion for the fourth fiscal quarter of 2002 to $1.0 billion for each of the first and second fiscal quarters of 2003, reflecting the continued and prolonged downturn in the semiconductor industry. However, new orders increased to $1.1 billion for the third fiscal quarter and $1.3 billion for the fourth fiscal quarter of 2003, reflecting customers’ continued investments in DRAM and logic and their transition to 300mm, along with the increased capacity utilization in both advanced and established technologies. Following these new order trends, net sales decreased to approximately $1.1 billion for each of the first three fiscal quarters of 2003, reflecting the impact of the prolonged industry downturn. Net sales increased to $1.2 billion for the fourth fiscal quarter of 2003, indicating the beginning of an industry recovery.

      Net sales increased 79 percent from $4.5 billion for fiscal 2003 to $8.0 billion for fiscal 2004. Orders increased from $4.3 billion for fiscal 2003 to $9.0 billion for fiscal 2004, reflecting a broad-based increase in capital investment by both DRAM and logic manufacturers for 300mm technology to meet rising demand for semiconductors. Following the new order trends, net sales increased to approximately $8.0 billion for fiscal 2004, reflecting the fulfillment of higher levels of orders for capital equipment received in prior quarters to support customers’ manufacturing capacity expansion and new technology requirements.

Realignment Activities

      During fiscal 2003, in response to the continuing difficult business conditions, Applied implemented a series of activities to better align Applied’s cost structure with prevailing economic conditions. Realignment activities consisted of consolidation of facilities, reductions in workforce, and refocused product efforts, such as the electron-beam mask pattern product line and implementation of the global spare parts distribution system (which included the closure of a central warehouse). As a result of the realignment activities, Applied vacated approximately two million square feet and reduced approximately 3,800 positions during 2003. Realignment activities resulted in charges across multiple categories, as incurred, including cost of products sold, research, development and engineering (RD&E) expenses, and restructuring and asset impairment charges. During the first fiscal quarter of 2004, realignment activities were completed and reported as restructuring, asset impairments and other charges as discussed below.

Gross Margin

      Gross margin as a percentage of net sales decreased from 40.6 percent for fiscal 2002 to 35.8 percent for fiscal 2003, and then increased to 46.2 percent for fiscal 2004. In fiscal 2000, Applied experienced unprecedented new order and revenue growth. Accordingly, Applied expanded its manufacturing facilities to accommodate anticipated growth. The decreased business volume in fiscal 2001, 2002 and 2003, due to the industry downturn, was insufficient to fully absorb the overhead costs of these facilities, resulting in lower gross margins for all respective periods. The continued decline in gross margin for fiscal 2003 was principally attributable to under absorption of manufacturing and field service costs as a result of prolonged lower business volumes, and inventory writeoffs and charges associated with refocused product efforts, including an electron-beam mask pattern product and implementation of the global spare parts distribution system. The increase in gross margin from fiscal 2003 to fiscal 2004 was principally attributable to improved revenue levels, changes in product mix, decreased product costs, and increased manufacturing volume, resulting in higher absorption of manufacturing and field service costs and the completion of refocused product efforts discussed previously. The improvement in gross margin was partially offset by increased variable compensation costs as a result of improved operating performance.

Research, Development and Engineering

      Applied’s future operating results depend, to a considerable extent, on its ability to maintain a competitive advantage in the products and services it provides. Applied believes that it is critical to continue to make substantial investments in RD&E to assure the availability of innovative technology that meets the current and projected requirements of its customers’ most advanced semiconductor designs. Applied has historically maintained its commitment to investing in RD&E in order to continue to offer new products and technologies. As a result, RD&E expenses were $1.1 billion (21 percent of net sales) for fiscal 2002, $921 million (21 percent of net sales) for fiscal 2003 and $992 million (12 percent of net sales) for fiscal 2004. Development cycles range from 12 to 36 months depending on whether the product is an enhancement of existing technology or a new product. Most of Applied’s existing product lines are the result of internal product development activities. In certain instances, Applied acquires technologies either in its existing areas of development or through new product opportunities to complement its existing technology capabilities and to reduce time to market. Throughout the periods covered by this report, Applied has developed products designed to enable our customers to fabricate chips with 65nm and below feature sizes, to make use of new materials such as copper and low k dielectrics, and to transition to 300mm wafer processing.

      In fiscal 2002, Applied invested in critical development activities to meet its customers’ rapid move to sub-100nm dimensions in their most advanced designs, which began entering production in fiscal 2003. This difficult and challenging dimensional shift was compounded by the need to provide much of the technology for both 200mm and 300mm wafers, requiring additional process and hardware development. For the sub-100nm chip generations, inspection and metrology tools became more important to assure enhanced device performance as well as adequate manufacturing yields. Accordingly, Applied focused its RD&E resources on these technologies. In addition, development of innovations such as atomic layer deposition, which deposits materials in increasingly smaller structures, and advanced wafer wet cleaning, addressed new market opportunities for Applied. Within virtually all of the technology areas, including fab and yield management, Applied invested in more advanced software capabilities.

      In fiscal 2003, Applied refocused its product efforts and made investments in strategic products. Applied focused on the development of several important processing technologies to enable the production of new chips using copper and low k dielectric materials, as well as to meet the challenges of smaller, 65nm and below, feature sizes. In addition to interconnect solutions, Applied continued to invest resources in the development of systems for advanced transistor designs with smaller gate structures that enable faster signal propagation and reduced power. Applied also continued the development of its process diagnostic and control capabilities with systems to inspect and measure smaller dimensions and defects.

      In fiscal 2004, Applied continued its investment in developing new technologies for future generation manufacturing. Advances were made in several key areas, including technology for enhancing transistor and interconnect performance. Applied introduced ten major new products in these areas, including the Endura2, Ecmp, Quantum X andG2 FIB systems, all targeted for 65nm and below chip manufacturing. In addition, Applied introduced the Gen7 AKT flat panel system.

Marketing, Selling, General and Administrative

      Marketing, selling, general and administrative expenses decreased from $709 million (14 percent of net sales) for fiscal 2002 to $626 million (14 percent of net sales) for fiscal 2003, and increased to $752 million (9 percent of net sales) for fiscal 2004. The decrease from fiscal 2002 to 2003 was due primarily to headcount reductions and cost reduction activities, limiting discretionary expenditures to align costs to lower business volumes. The increase from fiscal 2003 to 2004 correlated to the increase in business volume, as well as increases in variable compensation as a result of improved operating performance.

Restructuring, Asset Impairments and Other Charges

      The restructuring actions taken in fiscal 2002, 2003 and 2004 were intended to better align Applied’s cost structure with prevailing market conditions due to the industry downturn at the time. These actions, which were necessary as a result of reduced business volume, reduced Applied’s global workforce and consolidated global facilities.

      Restructuring, asset impairments and other charges for fiscal 2002 totaled $85 million, consisting of a charge of $8 million for acquired in-process research and development and $77 million for restructuring and asset impairment charges. The restructuring and asset impairment charges consisted of $39 million for headcount reductions, $16 million for consolidation of facilities and $22 million for other costs, primarily fixed asset writeoffs due to facility consolidation. Restructuring, asset impairments and other charges for fiscal 2003 totaled $372 million, consisting of $186 million for headcount reductions, $86 million for consolidation of facilities and $100 million for other costs, primarily fixed asset writeoffs due to facility consolidation.

      As of October 31, 2004, the majority of the fiscal 2002 and 2003 restructuring actions have been completed, and restructuring reserve balances consist principally of remaining lease commitments associated with facilities.

      Restructuring, asset impairments and other charges for fiscal 2004 totaled $167 million, consisting of $65 million for facility consolidations, $6 million for severance and benefits, and $96 million for other costs, primarily fixed asset writeoffs due to facility consolidations.

      For further details, see Note 6 of Notes to Consolidated Financial Statements.

Litigation Settlements, Net

      Litigation settlements, net were $27 million for fiscal 2004 and included costs of $28 million related to two separate patent litigation settlements, net of a gain of $1 million related to a legal settlement in favor of Applied.

Net Interest Income

      Net interest income was $131 million for fiscal 2002, $102 million for fiscal 2003 and $66 million for fiscal 2004. The decrease in net interest income in fiscal 2003 and 2004 was due primarily to lower average portfolio yields. While there were increases in interest rates during fiscal 2004, the benefit to interest income on Applied’s investment portfolio was limited by the moderate rate of portfolio turnover throughout the year.

Income Taxes

      Applied’s effective income tax provision/(benefit) rate was 21.0 percent for fiscal 2002, (29.5) percent for fiscal 2003 and 26.1 percent for fiscal 2004. Applied’s actual effective rate of 21.0 percent for fiscal 2002 differed from the anticipated effective rate of 29.5 percent primarily due to significant export tax benefits, which resulted from an increase in qualified export sales. Applied expected and experienced an actual effective benefit rate of (29.5) percent in fiscal 2003. Applied’s actual effective rate of 26.1 percent for fiscal 2004 differed from the anticipated effective rate of 29.5 percent primarily due to a change in estimates with respect to foreign tax credits, export tax benefits and the geographical composition of worldwide earnings. Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income and non-tax deductible expenses incurred in connection with acquisitions.

      In October 2004, the United States enacted The American Jobs Creation Act of 2004 (the Act). The Act provides for a three year phase-out of current extraterritorial income tax (ETI) benefits and replaces ETI with a phased-in nine percent domestic production activity deduction that will not be fully effective until 2010. The Act will not fully replace Applied’s current ETI tax benefits. The Act also includes a deduction of 85% for certain foreign earnings that are repatriated, as defined in the Act. Applied may elect to apply this provision to qualifying earnings repatriations. Applied is evaluating the effects of the repatriation provision. This provision of the Act is not expected to have a material effect on Applied’s results of operations or financial position in the period of implementation.

Business Combinations

      On June 14, 2004, Applied acquired Torrex Equipment Corporation, a developer of a multi-wafer system that utilizes chemical vapor deposition and atomic layer deposition processes to address front-end semiconductor manufacturing applications, for $7 million in cash. On April 18, 2003, Applied acquired Boxer Cross, Inc., a producer of in-line monitoring systems that provide customers with critical electrical measurement data for controlling semiconductor processes, for $14 million in cash. On April 8, 2002, Applied acquired Electron Vision Corporation, a designer, manufacturer and seller of e-beam stabilization and curing tools for the semiconductor, thin film head and micro-fabrication industries, for $26 million in cash.

      For further details, see Note 13 of Notes to Consolidated Financial Statements.

     Recent Accounting Pronouncement

      In June 2004, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. Adoption of the recognition and measurement guidance of EITF 03-1 has been temporarily deferred by the FASB, but the disclosure requirements of EITF 03-1 are effective for Applied’s fiscal 2004 annual consolidated financial statements. Accordingly, additional disclosures as required by EITF 03-1 are included in Note 2 of the Notes to the Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources

      Applied increased its cash, cash equivalents and short-term investments from $5.5 billion at October 26, 2003 to $6.6 billion at October 31, 2004. Applied has not undertaken any significant external financing activities for several years.

      Applied generated cash from operating activities of $552 million for fiscal 2002, $855 million for fiscal 2003 and $1.6 billion for fiscal 2004. The primary sources of cash from operating activities have been net income, as adjusted to exclude the effect of non-cash charges, and changes in working capital levels, including accounts receivable and inventories. Applied utilized programs to sell accounts receivable of $689 million for fiscal 2002, $556 million for fiscal 2003 and $859 million for fiscal 2004. The sales of these accounts receivables increased cash and reduced accounts receivable and days sales outstanding. Days sales outstanding was 66 days at the end of fiscal 2002, compared to 68 days at the end of fiscal 2003 and 69 days at the end of fiscal 2004. A portion of these sold accounts receivable is subject to certain limited recourse provisions. However, Applied has not experienced any losses under these programs. Availability and usage of these accounts receivable sale agreements depend on many factors, including the willingness of financial institutions to purchase receivables and the cost of such arrangements. For further details regarding accounts receivable sales, see Note 11 of Notes to Consolidated Financial Statements. Inventories increased by $188 million in fiscal 2004, which corresponds to the increase in business volume and sales activity from fiscal 2003 to fiscal 2004.

      Applied used $752 million of cash for investing activities for fiscal 2002, $785 million for fiscal 2003 and $353 million for fiscal 2004. Capital expenditures were $476 million for fiscal 2002, $265 million for fiscal 2003 and $191 million for fiscal 2004, totaling $932 million for the past three years. Application laboratories, equipment and related facilities have comprised the majority of the capital spending. Fiscal 2002 capital expenditures also included $65 million for the purchase of properties in Santa Clara, California that were previously held under a synthetic lease. Fiscal 2003 capital expenditures also included $52 million for the purchase of facilities in Hillsboro, Oregon that were previously held under a synthetic lease. Investing activities also included purchases and sales of short-term investments and acquisitions of technology or of other companies to allow Applied to access new market opportunities or emerging technologies. Fiscal 2004 capital expenditures consisted principally of laboratory and demonstration equipment.

      Applied generated cash of $131 million from financing activities for fiscal 2002 and $8 million for fiscal 2003, and used cash of $359 million for fiscal 2004. Financing activities included issuances and repurchases of common stock. Since March 1996, Applied has systematically repurchased shares of its common stock in the open market to partially fund its stock-based employee benefit and incentive plans. Cash used to repurchase shares totaled $125 million for fiscal 2002, $250 million for fiscal 2003 and $650 million for fiscal 2004. Cash generated from issuances of common stock totaled $199 million for fiscal 2002, $323 million for fiscal 2003 and $397 million for fiscal 2004. Financing activities also included borrowings and repayments of debt. Applied generated cash of $88 million in fiscal 2002 from debt borrowings, and did not borrow any cash in fiscal years 2003 and 2004. Cash used for debt repayments totaled $32 million for fiscal 2002, $64 million for fiscal 2003 and $105 million for fiscal 2004.

      On March 21, 2002, Applied’s Board of Directors approved a two-for-one stock split of Applied’s common stock, which was distributed in the form of a 100 percent stock dividend on or about April 16, 2002 to stockholders of record as of April 1, 2002.

      Although cash requirements will fluctuate based on the timing and extent of factors such as those discussed above, Applied’s management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy Applied’s liquidity requirements for the next 12 months. For further details regarding Applied’s operating, investing and financing activities for each of the three years in the period ended October 31, 2004, see the Consolidated Statements of Cash Flows in this Annual Report on Form 10-K.

     Off-Balance Sheet Arrangements

      During the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of October 31, 2004, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $55 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

      Applied also has additional guarantee arrangements on behalf of certain subsidiaries. As of October 31, 2004, Applied has not recorded any liability related to guarantees of subsidiary obligations. Applied does not expect, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements. Subsidiary guarantees as of October 31, 2004 totaled approximately $202 million and were associated with the following types of arrangements: short-term borrowing facilities, overdraft facilities, customs guarantees and leases. In the event of use and subsequent default of these facilities by Applied’s subsidiaries, such arrangements would be guaranteed by Applied. In addition, certain subsidiaries have lease arrangements guaranteed by Applied. These leases will expire between 2009 and 2014. In the event that the subsidiaries do not make the required payments, Applied could be required to pay the leases on behalf of the subsidiaries. As of October 31, 2004, annual lease obligations under these arrangements approximated $11 million.

      Applied Materials Ventures I, L.P. (the Fund) invests in privately-held, early-stage companies engaged in developing systems, components and devices based on nanotechnology and/or communications technology for specific applications and products. The Fund is a limited partnership, with Applied as the sole limited partner and an independent party as the general partner. During the fourth quarter of fiscal 2004, Applied exercised its right to limit capital contributions to the Fund to $25 million and to elect to terminate the partnership. As a result, under the provisions of the partnership agreement, the partnership will be dissolved, and the activities of the partnership will be concluded six months following the election to terminate the partnership. Applied’s cumulative capital contributions to the Fund totaled approximately $16 million through October 26, 2003 and $23 million through October 31, 2004. See Note 14 of Notes to Consolidated Financial Statements for further details on the Fund.

      Applied also has operating leases for various facilities. Total rental expense for operating leases was $140 million for fiscal 2002, $134 million for fiscal 2003 and $88 million for fiscal 2004.

Contractual Obligations

      The following table summarizes Applied’s contractual obligations as of October 31, 2004:

	Payments Due by Period

		Less Than	1-3	3-5	More Than
Contractual obligations	Total	1 Year	Years	Years	5 Years

	(In millions)
Long-term debt obligations	$456	$46	$204	$4	$202
Operating lease obligations	327	84	116	48	79
Purchase obligations*	704	699	5	—	—
Other long-term liabilities	133	—	15	7	111

	$1,620	$829	$340	$59	$392

*	Represents Applied’s agreements to purchase goods and services consisting of Applied’s: (a) outstanding purchase orders for goods and services; (b) contractual requirements to make specified minimum payments even if Applied does not take delivery of the contracted goods; and (c) contractual requirements to pay a penalty if the contract is cancelled. While the amount above represents Applied’s purchase agreements as of October 31, 2004, the actual amounts to be paid by Applied may be less in the event that any agreements are renegotiated, cancelled or terminated.

Critical Accounting Policies

      The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 1 of Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

      A critical accounting policy is defined as one that is both material to the presentation of Applied’s consolidated financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on Applied’s financial condition and results of operations. Specifically, these policies have the following attributes: (1) Applied is required to make assumptions about matters that are highly uncertain at the time of the estimate; and (2) different estimates Applied could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on Applied’s financial condition or results of operations.

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

      Management believes that the following are critical accounting policies:

Warranty Costs

      Applied provides for the estimated cost of warranty when revenue is recognized. Estimated warranty costs are determined by analyzing specific product and historical configuration statistics and regional warranty support costs. Applied’s warranty obligation is affected by product failure rates, material usage and labor costs incurred in correcting product failures during the warranty period. As Applied’s customer engineers and process support engineers are highly trained and deployed globally, labor availability is a significant factor in determining labor costs. The quantity and availability of critical replacement parts is another significant factor in estimating warranty costs. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. If actual warranty costs differ substantially from Applied’s estimates, revisions to the estimated warranty liability would be required, which could have a material adverse effect on Applied’s business, financial condition and results of operations.

Inventory Valuation

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

Goodwill and Intangible Assets

      Applied reviews goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also reviews goodwill annually in accordance with Statement of Financial Accounting Standards (SFAS) No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” Intangible assets, such as purchased technology, are generally recorded in connection with a business acquisition. The value assigned to intangible assets is usually based on estimates and judgments regarding expectations for the success and life cycle of products and technology acquired. If actual product acceptance differs significantly from the estimates, Applied may be required to record an impairment charge to write down the asset to its realizable value. The fair value of a reporting unit is estimated using the market multiples approach, and is dependent on market values for companies in a similar industry. A severe decline in market value could result in an unexpected impairment charge for impaired goodwill, which could have a material adverse effect on Applied’s business, financial condition and results of operations.

Income Taxes

      Applied accounts for income taxes in accordance with SFAS No. 109 (SFAS 109), “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. Management has determined that it is more likely than not that its future taxable income will be sufficient to realize its deferred tax assets.

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

      The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with Applied’s expectations could have a material impact on Applied’s results of operations and financial condition. Applied accounts for income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.”

Legal Matters

      Applied is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Applied evaluates, among other factors, the degree of probability of an unfavorable outcome and reasonably estimates the amount of the loss. Significant judgment is required in both the determination of the probability and as to whether an exposure can be reasonably estimated. When Applied determines that it is probable that a loss has been incurred and the amount is reasonably estimable, the effect is recorded in the consolidated financial statements. Although the outcome of these claims cannot be predicted with certainty, Applied does not believe that any of the existing legal matters will have a material adverse effect on its financial condition or results of operations. However, significant changes in legal proceedings and claims or the factors considered in the evaluation of those matters could have a material adverse effect on Applied’s business, financial condition and results of operations.

Trends, Risks and Uncertainties

The industry that Applied serves is volatile and unpredictable.

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

      During periods of decreasing demand for integrated circuit manufacturing equipment, Applied must be able to appropriately align its cost structure with prevailing market conditions and effectively motivate and retain key employees. Conversely, during periods of increasing demand, Applied must have sufficient manufacturing capacity and inventory to meet customer demand, and must be able to attract, retain and motivate a sufficient number of qualified individuals. If Applied is not able to timely align its cost structure with business conditions and/or to effectively manage its resources and production capacity during changes in demand, Applied’s business, financial condition or results of operations may be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes in the semiconductor industry.

      The semiconductor industry is characterized by rapid ongoing changes, including: (1) changes in customers’ capacity requirements and capital spending, which depend in part on customers’ inventory levels relative to demand for their products; (2) the importance of driving down cost of ownership of systems; (3) more complex technology requirements; (4) the increasing significance of consumer electronics as a driver for chip demand and the related focus on lower prices; (5) varying levels of business information technology spending; (6) the growing types and varieties of integrated circuits and applications; (7) an increasing number of applications across multiple substrate sizes in the semiconductor industry, resulting in divergent interests among semiconductor manufacturers; (8) a rising percentage of business from customers in Asia and emergence of customers and competitors in new geographical regions; (9) customer demands for shorter lead times for the manufacture and installation of semiconductor manufacturing equipment; and (10) higher capital requirements for new semiconductor fabrication plants. These changes, individually or in combination, are increasing the need for customer partnering, use of foundries, collaborative research and development efforts and process integration support. These changes also heighten the importance of spare parts and service product offerings as a competitive advantage for semiconductor equipment manufacturers, even though service products historically have resulted, and may in the future result, in lower gross margins than system products. In addition, key integrated circuit manufacturers have become influential in technology decisions made by their global partners. If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the semiconductor industry, its business, financial condition and results of operation could be materially and adversely affected.

Applied is exposed to the risks of operating a global business.

      In fiscal 2004, more than 80 percent of Applied’s net sales were to regions outside the United States. Certain manufacturing facilities and suppliers of Applied are also located outside the United States. Managing Applied’s global operations presents challenges including, but not limited to, those arising from periodic regional economic downturns, global trade issues, varying regional and geopolitical business conditions and demands, variations in protection of intellectual property and other legal rights in different jurisdictions, differences in the ability to develop relationships with suppliers and other local businesses, changes in United States and international laws and regulations, including United States export restrictions, fluctuations in interest and currency exchange rates, the need to provide sufficient levels of technical support in different locations, cultural differences and shipping delays. Many of these challenges are present in China, a large potential market for integrated circuit equipment and an area that Applied anticipates will continue to present a significant opportunity for growth over the long term. These challenges, as well as global uncertainties with respect to: (1) economic growth rates in various countries; (2) consumer confidence; (3) sustainability, timing, rate and amount of demand for electronics products and semiconductors; (4) capital spending by semiconductor manufacturers; (5) price trends for certain semiconductor devices; and (6) political instability, terrorism or acts of war where Applied has operations or sales, including Asia, Israel and the United States, may materially and adversely affect Applied’s business, financial condition and results of operations.

Applied operates in a highly competitive industry characterized by increasingly rapid technological changes.

      As Applied operates in a highly competitive environment, Applied’s future success is heavily dependent on effective development, commercialization and customer acceptance of its new products and services over those of its competitors. In addition, Applied must also successfully execute its growth strategy, including increasing market share in existing markets, expanding into related markets, and cultivating new markets and business models. Applied’s success is subject to many risks, including, but not limited to, its ability to timely and cost-effectively: (1) develop and market new products, services and technologies; (2) improve existing products, services and technologies; (3) expand into or develop related and new markets for integrated circuit products and services; (4) achieve market acceptance and accurately forecast demand for its products and services; (5) achieve cost efficiencies across product offerings; (6) qualify new or improved products for volume manufacturing with its customers; (7) commence and adjust production to meet customer demands; (8) price products and services appropriately; and (9) lower customers’ cost of ownership. The development, introduction and support of an increasingly broad set of new or improved products, services and technologies, including those enabling the transition to smaller device feature sizes, new materials and 300mm wafers, have grown increasingly complex and expensive over time. Such new or improved products and services may involve higher costs and reduced efficiencies compared to Applied’s more established products and services and could adversely affect Applied’s gross margins. In addition, Applied must successfully implement changes in its design engineering methodology, including changes that result in: significant decreases in material costs and cycle time; greater commonality of platforms and types of parts used in different systems; and more effective product life cycle management. If Applied does not: (1) develop and introduce new or improved products, services and technologies in a timely and cost-effective manner in response to changing market conditions or customer requirements; (2) price such products and services appropriately to reflect changes in costs; or (3) successfully implement changes in its product design processes, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to risks associated with a highly concentrated customer base.

      Applied’s customer base is and has been highly concentrated. Although no single customer accounted for 10 percent or more of Applied’s consolidated net sales in fiscal 2004, orders from a relatively limited number of manufacturers of integrated circuits have accounted for, and likely will continue to account for, a substantial portion of Applied’s net sales. During fiscal 2002 and 2003, there were one and two customers, respectively, that individually accounted for 10 percent or more of Applied’s consolidated net sales. In addition, sales to any single customer may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or delay or cancel orders, Applied may not be able to replace this business. As Applied’s products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant, non-recoverable costs. Major customers may also demand and receive pricing, payment terms or other conditions which are less favorable to Applied. In addition, certain customers have formed strategic alliances or collaborative efforts that result in additional complexities in managing individual customer relationships and transactions. These factors could have a material adverse effect on Applied’s business, financial condition and results of operations.

Applied is exposed to risks associated with expanded service product offerings and strategic transactions.

      In order to improve customers’ manufacturing productivity and efficiency, Applied has entered into, and may in the future enter into, agreements that expand its service product offerings beyond those relating to Applied’s systems. These service products include on-site support as well as supply chain and spare parts management. These new service products are offered in part through strategic relationships and alliances formed with, or acquisitions of, other suppliers to the semiconductor industry. In order to develop this market opportunity, Applied must cultivate new business models, form and maintain strategic relationships with appropriate companies, achieve customer acceptance, and successfully and cost-effectively provide these services. Applied’s inability to achieve any of the foregoing could have a material adverse effect on Applied’s business, financial condition and results of operations.

Applied is exposed to risks associated with acquisitions.

      Applied has made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary or aligned products, services and/or technologies. Acquisitions involve numerous risks, including but not limited to: (1) diversion of management’s attention from other operational matters; (2) inability to complete acquisitions as anticipated or at all; (3) inability to realize synergies expected to result from an acquisition; (4) failure to commercialize purchased technologies; (5) ineffectiveness of an acquired company’s internal controls; (6) impairment of acquired intangible assets as a result of technological advancements or worse-than-expected performance of the acquired company or its product offerings; (7) unknown and/or undisclosed commitments or liabilities; (8) failure to integrate and retain key employees; and (9) ineffective integration of operations. Mergers and acquisitions are inherently subject to significant risks, and the inability to effectively manage these risks could materially and adversely affect Applied’s business, financial condition and results of operations.

Manufacturing interruptions or delays could affect Applied’s ability to meet customer demand, while the failure to estimate customer demand accurately could result in excess or obsolete inventory.

      Applied’s business depends on its ability to supply products and services that meet the rapidly changing requirements of its customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers. Some key parts may be obtained only from a single supplier or a limited group of suppliers. In addition, Applied outsources certain manufacturing activities. Significant interruptions of manufacturing operations as a result of the failure or inability of suppliers to timely deliver quality parts, outsourcing difficulties, natural disasters (such as earthquakes or tornadoes), or other causes (such as information technology or infrastructure failures, regional economic downturns, political instability, terrorism or acts of war) could result in delayed product or service deliveries or manufacturing inefficiencies. Moreover, if actual demand for Applied’s products and services is different than expected, Applied may purchase more/ fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. Any or all of these factors could materially and adversely affect Applied’s business, financial condition and results of operations.

The failure to successfully implement outsourcing activities could adversely affect results of operations.

      To better align costs with market conditions and to increase productivity and operational efficiency, Applied outsources certain functions to third parties, including companies in India and China. These functions include engineering, manufacturing, customer support and administrative activities. The expanding role of third party providers has required changes to Applied’s existing operations and its adoption of new procedures and processes for retaining and managing these providers. If Applied does not effectively develop and implement its outsourcing strategy, or if third party providers do not perform as anticipated, Applied may not realize productivity improvements or cost efficiencies and may experience operational difficulties and increased costs, which could materially and adversely affect Applied’s business, financial condition and results of operations.

The ability to attract, retain, and motivate key employees is vital to Applied’s success.

      Applied’s success depends in large part on its ability to attract, retain and motivate key employees, including those in managerial, technical, marketing and support roles. Achieving this objective may be difficult due to changes in the global economy, the industry, Applied’s management and proposed changes in accounting rules that would require expensing of stock options. If Applied does not successfully attract, retain and motivate key employees, Applied’s operating results and ability to capitalize on its opportunities may be materially and adversely affected.

Changes in tax rates or tax liabilities could affect future results.

      As a global company, Applied is subject to taxation in the United States and various other countries. Significant judgment is required to determine worldwide tax liabilities. Applied’s future tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in the valuation of Applied’s deferred tax assets and liabilities, or changes in the tax laws. For example, recent U.S. legislation governing taxation of extraterritorial income (ETI) repealed certain export subsidies that were prohibited by the World Trade Organization and enacted different tax provisions. These new tax provisions are not expected to fully offset the loss of the repealed tax provisions and, as a result, Applied’s U.S. tax liability may increase. In addition, Applied is subject to regular examination of its income tax returns by the Internal Revenue Service and other tax authorities. Applied regularly assesses the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. Although Applied believes its tax estimates are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in Applied’s historical income tax provisions and accruals.

Applied is exposed to various risks related to legal proceedings or claims and protection of intellectual property rights.

      Applied from time to time is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, product performance, product liability, unfair competition, employment and other matters. In addition, Applied on occasion receives notification from customers who believe that Applied owes them indemnification or other obligations related to infringement claims made against the customers by third parties. These legal proceedings and claims, whether with or without merit, are time-consuming and expensive to prosecute or defend and divert management’s attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings or claims. The Company has entered into a mutual covenant-not-to-sue arrangement with one of its competitors to avoid patent infringement lawsuits in the future. There can be no assurance that the intended results of this arrangement will be achieved or that Applied will be able to adequately protect its intellectual property rights with the restrictions associated with such a covenant. In addition, Applied’s intellectual property rights may not provide significant competitive advantages if they are circumvented, invalidated, rendered obsolete by the rapid pace of technological change, or Applied does not adequately assert these rights. Furthermore, the laws of other countries permit the protection of Applied’s rights to varying extents, compared to United States laws. Applied’s success is dependent in part upon the protection of its intellectual property and other rights. Infringement of Applied’s rights by a third party could result in uncompensated lost market and revenue opportunities for Applied. If Applied is not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend its position, Applied’s business, financial condition and results of operations could be materially and adversely affected.

Applied will become subject to internal controls evaluations and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

      Beginning in fiscal 2005, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Applied must perform and report on its evaluation of internal controls over financial reporting, and its independent registered public accounting firm must publicly attest to the adequacy of management’s evaluation and the effectiveness of such controls, on an annual basis. Applied has prepared and is implementing a plan of action for compliance. Compliance with these requirements is complex and time-consuming. If Applied fails to timely or successfully comply with the requirements of Section 404, or if Applied’s independent registered public accounting firm does not timely attest to the evaluation, Applied could be subject to increased regulatory scrutiny and the public’s perception of Applied may change.

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

      In addition, during fiscal 2002, Applied filed an application with the SEC for an exemptive order confirming that it is not subject to the Investment Company Act of 1940 (the Investment Company Act), which requires companies primarily engaged in the business of investing in securities to comply with certain additional rules and regulations. Based on Applied’s ratios of investments to total assets and of interest income to net income, Applied could be deemed to be covered by the Investment Company Act. In March 2004, Applied responded to the SEC’s request for additional and updated information. If the SEC does not grant the exemption, Applied may have to take other actions that could adversely affect its results of operations in order not to be subject to the Investment Company Act.

Applied is subject to risks of non-compliance with environmental and safety regulations.

      Applied is subject to environmental and safety regulations in connection with its business operations, including, but not limited to, regulations related to the development, manufacture and use of its products. Failure or inability to comply with existing or future environmental and safety regulations could result in significant remediation liabilities, the imposition of fines and/or the suspension or termination of development, manufacture or use of certain of its products, each of which could have a material adverse effect on Applied’s business, financial condition and results of operations.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      At October 31, 2004, Applied’s investment portfolio included fixed-income securities with a fair value of approximately $5.8 billion. Applied’s primary objective for investing in fixed-income securities is to preserve principal while maximizing returns and minimizing risk. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at October 31, 2004 and October 26, 2003, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $49 million and $52 million, respectively. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the Consolidated Statement of Operations unless the individual fixed-income securities are sold prior to recovery.

      Applied’s long-term debt bears interest primarily at fixed rates. As such, Applied’s interest expense would increase only to the extent that Applied significantly increased the amount of variable rate obligations outstanding. Due to the short-term nature and relatively low amount of Applied’s variable rate obligations, an immediate 100 basis point increase in interest rates would not be expected to have a material effect on Applied’s near-term financial condition or results of operations.

Foreign Currency Exchange Rate Risk

      Certain operations of Applied are conducted in foreign currencies, such as Japanese yen, British pound, euro and Israeli shekel. Applied enters into forward exchange and currency option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. Gains and losses on these contracts are generally recognized in the Consolidated Statements of Operations at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses did not have a material effect on Applied’s results of operations for fiscal 2002, 2003 or 2004.

      Forward exchange contracts are denominated in the same currency as the underlying transactions (primarily Japanese yen, British pound, euro and Israeli shekel), and the terms of the forward exchange contracts generally match the terms of the underlying transactions. Applied’s outstanding forward exchange contracts are marked-to-market (see Note 2 of Notes to Consolidated Financial Statements), as are the majority of the related underlying transactions being hedged; therefore, the effect of exchange rate changes on forward exchange contracts is expected to be substantially offset by the effect of these changes on the underlying transactions. The effect of an immediate 10 percent change in exchange rates on forward exchange contracts and the underlying hedged transactions is not expected to be material to Applied’s near-term financial condition or results of operations. Applied’s risk with respect to currency option contracts is limited to the premium paid for the right to exercise the option. Premiums paid for options outstanding at October 31, 2004 were not material.

Item 8:	Financial Statements and Supplementary Data

      The consolidated financial statements required by this Item are set forth on the pages indicated at Item 15(a).

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On June 15, 2004, the Audit Committee of the Board of Directors dismissed PricewaterhouseCoopers LLP (PwC) as Applied’s independent registered public accounting firm. On June 16, 2004, the Audit Committee engaged KPMG LLP (KPMG) as Applied’s new independent registered public accounting firm for the fiscal year ended October 31, 2004. The change in independent registered public accounting firm was reported in a Current Report on Form 8-K dated June 18, 2004.

      PwC’s reports on the Consolidated Financial Statements of Applied for the fiscal years 2002 and 2003 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits of Applied’s Consolidated Financial Statements as of and for the fiscal years ended October 27, 2002 and October 26, 2003 and through June 15, 2004, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference thereto in its reports on the consolidated financial statements for such years. During Applied’s fiscal years ended October 27, 2002 and October 26, 2003 and through June 15, 2004, there were no “reportable events,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A:	Controls and Procedures

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

Item 9B:	Other Information

      None.

PART III

      Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from Applied’s Proxy Statement to be filed with the SEC in connection with the 2005 Annual Meeting of Stockholders (the Proxy Statement).

Item 10:	Directors and Executive Officers of the Registrant

      (1) Information concerning directors, including Applied’s audit committee financial expert, appears in the Proxy Statement, under “Election of Directors.” This portion of the Proxy Statement is incorporated herein by reference.

      (2) For information with respect to Executive Officers, see Part I of this Annual Report on Form 10-K, under “Executive Officers of the Registrant.”

      (3) Information concerning Section 16(a) beneficial ownership reporting compliance appears in the Proxy Statement, under “Section 16(a) Beneficial Ownership Reporting Compliance.” This portion of the Proxy Statement is incorporated herein by reference.

      Applied has adopted the Standards of Business Conduct, a code of ethics with which every person who works for Applied is expected to comply. If any substantive amendments are made to the Standards of Business Conduct or any waiver is granted, including any implicit waiver, from a provision of the code to Applied’s Chief Executive Officer or Chief Financial Officer, Applied will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K. The Standards of Business Conduct are publicly available on Applied’s website under the Investors Section at http://www.appliedmaterials.com/ investors/cg standards.html. This website address is intended to be an inactive, textual reference only. None of the material on this website is part of this report.

Item 11:	Executive Compensation

      Information concerning executive compensation appears in the Proxy Statement, under “Executive Compensation and Related Information.” This portion of the Proxy Statement is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management

      Information concerning the security ownership of certain beneficial owners and management appears in the Proxy Statement, under “Principal Stockholders.” This portion of the Proxy Statement is incorporated herein by reference.

      The following table summarizes information with respect to options under Applied’s equity compensation plans as of October 31, 2004:

Equity Compensation Plan Information

		(b)	(c)
	(a)		Number of Securities
	Number of		Available for Future
	Securities to be		Issuance Under Equity
	Issued Upon Exercise	Weighted Average	Compensation Plans
	of Outstanding Options,	Exercise Price of	(Excluding Securities
	Warrants and	Outstanding Options,	Reflected in
Plan category	Rights(1)	Warrants and Rights	Column (a))

(In thousands, except prices)
Equity compensation plans approved by security holders	94,831	$17.33	130,965 (2)
Equity compensation plans not approved by security holders	132,757 (3)	$18.36	22,534 (4)

	227,588	$17.93	153,499

(1)	Includes only options outstanding under Applied’s stock option plans, as no stock warrants or rights were outstanding as of October 31, 2004.

(2)	Includes 13,558 shares of Applied’s common stock reserved for future issuance under the Applied Materials, Inc. Employees’ Stock Purchase Plan.

(3)	Includes options to purchase 1,520 shares of Applied’s common stock assumed through various mergers and acquisitions, after giving effect to the applicable exchange ratios. These assumed options had a weighted average exercise price of $13.58 per share. No further shares are available for issuance under these assumed plans.

(4)	Includes 6,063 shares of Applied’s common stock reserved for future issuance under the Applied Materials, Inc. Stock Purchase Plan for Offshore Employees.

      Applied has the following equity compensation plans that have not been approved by stockholders (share numbers shown in thousands):

      2000 Global Equity Incentive Plan The 2000 Global Equity Incentive Plan (the 2000 Plan) was adopted effective as of June 21, 2000. The 2000 Plan provides for the grant of non-qualified stock options to employees other than officers and directors. The administrator of the 2000 Plan (either the Board or a committee appointed by the Board) determines the terms and conditions of all stock options granted; provided, however, that (1) the exercise price generally may not be less than 100 percent of the fair market value (on the date of grant) of the stock covered by the option, and (2) the term of options can be no longer than 10 years (extended to up to 13 years in the event of death). A total of 147,000 shares has been authorized for issuance under the 2000 Plan, and 16,471 shares remain available for issuance as of October 31, 2004.

      30th Anniversary Stock Option Plan The 30th Anniversary Stock Option Plan (the Anniversary Plan) was adopted effective as of October 1, 1997. The Anniversary Plan provides for the grant of non-qualified stock options to employees who, as of November 14, 1997, were not officers. The administrator of the Anniversary Plan (a committee appointed by the Board) determines the terms and conditions of all stock options granted; provided, however, that (1) the exercise price may not be less than 100 percent of the fair market value (on the date of grant) of the stock covered by the option, and (2) options generally have expired under the Anniversary Plan. Vesting fully accelerates in the event of an optionee’s death. A total of 12,163 shares has been authorized for issuance under the Anniversary Plan, and 4,401 shares remain unissued as of October 31, 2004. By the express terms of the Anniversary Plan, no options may be granted after November 15, 1997 (unless applicable law of countries other than the U.S. requires grant dates to be postponed).

      1998 Non-Executive Employee Retention Stock Option Plan The 1998 Non-Executive Employee Retention Stock Option Plan (the 1998 Plan) was adopted effective as of September 2, 1998. The 1998 Plan provides for the grant of non-qualified stock options to employees who, as of October 9, 1998, were not officers. The administrator of the 1998 Plan (a committee appointed by the Board) determines the terms and conditions of all stock options granted; provided, however, that (1) the exercise price may not be less than 100 percent of the fair market value (on the date of grant) of the stock covered by the option, and (2) options generally expire no later than November 13, 2005. Vesting fully accelerates in the event of an optionee’s death. A total of 10,609 shares has been authorized for issuance under the 1998 Plan, and 3,440 shares remain unissued as of October 31, 2004. By the express terms of the 1998 Plan, no options may be granted after October 10, 1998 (unless applicable law of countries other than the U.S. requires grant dates to be postponed).

      Stock Purchase Plan for Offshore Employees The Stock Purchase Plan for Offshore Employees (the Offshore Plan) was adopted effective as of October 16, 1995. The Offshore Plan provides for the grant of stock options to employees (other than U.S. citizens or residents) through one or more offerings. The administrator of the Offshore Plan (the Board or a committee appointed by the Board) determines the terms and conditions of all options prior to the start of an offering, including the option exercise price, number of shares covered and when an option may be exercised. All options granted as part of an offering must be granted on the same date. A total of 12,800 shares has been authorized for issuance under the Offshore Plan, and 6,063 shares remain available for issuance as of October 31, 2004.

Item 13:	Certain Relationships and Related Transactions

      The information appearing in the Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14:	Principal Accounting Fees and Services

      Information concerning principal accountant fees and services and the audit committee’s preapproval policies and procedures appear in the Proxy Statement under the heading “Fees Paid to Independent Registered Public Accounting Firms” and is incorporated herein by reference.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

      (a) The following documents are filed as part of this Annual Report on Form 10-K:

Page Number

(1) Financial Statements:
Consolidated Statements of Operations for each of the three years in the period ended October 31, 2004	38
Consolidated Balance Sheets at October 26, 2003 and October 31, 2004	39
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended October 31, 2004	40
Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2004	41
Notes to Consolidated Financial Statements	42
Report of Management	66
Report of KPMG LLP, Independent Registered Public Accounting Firm	67
Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	68
(2) Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended October 31, 2004	75
(3) Exhibits:
The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

      All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

APPLIED MATERIALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	October 27,	October 26,	October 31,
Fiscal year	2002	2003	2004

	(In thousands, except per share amounts)
Net sales	$5,062,312	$4,477,291	$8,013,053
Cost of products sold	3,005,651	2,872,836	4,311,808

Gross margin	2,056,661	1,604,455	3,701,245
Operating expenses:
Research, development and engineering	1,052,269	920,618	991,873
Marketing and selling	385,693	325,189	394,376
General and administrative	323,262	300,676	357,245
Restructuring, asset impairments and other charges	85,479	371,754	167,459
Litigation settlements, net	—	—	26,627

Income/(loss) from operations	209,958	(313,782)	1,763,665
Interest expense	49,357	46,875	52,877
Interest income	179,910	149,101	118,462

Income/(loss) before income taxes	340,511	(211,556)	1,829,250
Provision for/(benefit from) income taxes	71,507	(62,409)	477,947

Net income/(loss)	$269,004	$(149,147)	$1,351,303

Earnings/(loss) per share:
Basic	$0.16	$(0.09)	$0.80
Diluted	$0.16	$(0.09)	$0.78
Weighted average number of shares:
Basic	1,643,612	1,659,557	1,688,121
Diluted	1,701,557	1,659,557	1,721,645

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED BALANCE SHEETS

	October 26,	October 31,
	2003	2004

	(In thousands,
	except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,364,857	$2,281,844
Short-term investments	4,128,349	4,296,152
Accounts receivable, less allowance for doubtful accounts of $1,847 and $2,533 at 2003 and 2004, respectively	912,875	1,670,153
Inventories	950,692	1,139,368
Deferred income taxes	782,823	610,095
Other current assets	231,177	283,907

Total current assets	8,370,773	10,281,519
Property, plant and equipment	3,094,427	2,953,130
Less: accumulated depreciation and amortization	(1,534,597)	(1,607,602)

Net property, plant and equipment	1,559,830	1,345,528
Goodwill, net	223,521	257,321
Purchased technology and other intangible assets, net	92,512	50,291
Other assets	64,986	158,786

Total assets	$10,311,622	$12,093,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$105,292	$45,864
Accounts payable and accrued expenses	1,319,471	1,895,061
Income taxes payable	216,114	347,056

Total current liabilities	1,640,877	2,287,981
Long-term debt	456,422	410,436
Deferred income taxes and other liabilities	146,289	133,001

Total liabilities	2,243,588	2,831,418

Commitments and contingencies (Note 11)	—	—
Stockholders’ equity:
Preferred stock: $.01 par value per share; 1,000 shares authorized; no shares issued	—	—
Common stock: $.01 par value per share; 2,500,000 shares authorized; 1,677,440 and 1,680,264 shares outstanding at 2003 and 2004, respectively	16,774	16,803
Additional paid-in capital	2,223,553	2,070,733
Deferred stock compensation, net	(1,543)	(96)
Retained earnings	5,812,867	7,164,170
Accumulated other comprehensive income	16,383	10,417

Total stockholders’ equity	8,068,034	9,262,027

Total liabilities and stockholders’ equity	$10,311,622	$12,093,445

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock		Additional	Deferred		Other
			Paid-In	Stock	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Income/(Loss)	Total

	(In thousands)
Balance at October 28, 2001	1,631,540	$16,315	$1,872,967	$—	$5,693,010	$24,445	$7,606,737
Components of comprehensive income:
Net income	—	—	—	—	269,004	—	269,004
Change in unrealized net gain on investments	—	—	—	—	—	(16,491)	(16,491)
Change in unrealized net gain on derivative instruments	—	—	—	—	—	1,366	1,366
Translation adjustments	—	—	—	—	—	9,289	9,289

Comprehensive income							263,168
Net issuance under stock plans, including tax benefits of $75,253	23,283	233	274,506	—	—	—	274,739
Stock repurchases	(6,795)	(68)	(124,927)	—	—	—	(124,995)

Balance at October 27, 2002	1,648,028	16,480	2,022,546	—	5,962,014	18,609	8,019,649
Components of comprehensive loss:
Net loss	—	—	—	—	(149,147)	—	(149,147)
Change in unrealized net gain on investments	—	—	—	—	—	(17,165)	(17,165)
Change in unrealized net gain on derivative instruments	—	—	—	—	—	(4,058)	(4,058)
Translation adjustments	—	—	—	—	—	18,997	18,997

Comprehensive loss							(151,373)
Net issuance under stock plans, including tax benefits of $124,238	44,692	447	446,509	—	—	—	446,956
Issuance of restricted stock to employees	308	3	4,279	(4,279)	—	—	3
Amortization of deferred stock compensation	—	—	—	2,736	—	—	2,736
Stock repurchases	(15,588)	(156)	(249,781)	—	—	—	(249,937)

Balance at October 26, 2003	1,677,440	16,774	2,223,553	(1,543)	5,812,867	16,383	8,068,034
Components of comprehensive income:
Net income	—	—	—	—	1,351,303	—	1,351,303
Change in unrealized net gain on investments	—	—	—	—	—	(12,657)	(12,657)
Change in unrealized net gain on derivative instruments	—	—	—	—	—	(1,283)	(1,283)
Translation adjustments	—	—	—	—	—	7,974	7,974

Comprehensive income							1,345,337
Net issuance under stock plans, including tax benefits of $100,599	40,608	407	496,802	—	—	—	497,209
Amortization of deferred stock compensation	—	—	—	1,447	—	—	1,447
Stock repurchases	(37,784)	(378)	(649,622)	—	—	—	(650,000)

Balance at October 31, 2004	1,680,264	$16,803	$2,070,733	$(96)	$7,164,170	$10,417	$9,262,027

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	October 27,	October 26,	October 31,
Fiscal year	2002	2003	2004

	(In thousands)
Cash flows from operating activities:
Net income/(loss)	$269,004	$(149,147)	$1,351,303
Adjustments required to reconcile net income/(loss) to cash provided by operating activities:
Acquired in-process research and development expense	8,000	—	—
Non-cash portion of restructuring, asset impairments and other charges	27,605	88,859	81,300
Depreciation and amortization	387,526	381,655	355,538
Loss on fixed asset retirements	59,377	53,321	19,039
Deferred income taxes	(161)	(208,565)	78,927
Tax benefits from employee stock option plans	75,253	124,238	100,599
Amortization of deferred compensation	—	2,736	1,447
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(278,387)	144,369	(756,193)
Inventories	147,015	331,161	(187,925)
Other current assets	(53,289)	28,586	(53,315)
Other assets	(968)	(14,332)	(82,228)
Accounts payable and accrued expenses	(138,552)	(59,923)	586,243
Income taxes payable	51,475	111,624	130,554
Other liabilities	(2,383)	20,493	1,982

Cash provided by operating activities	551,515	855,075	1,627,271

Cash flows from investing activities:
Capital expenditures	(476,457)	(265,280)	(190,577)
Cash paid for acquisitions, net of cash acquired	(107,462)	(13,498)	(7,400)
Proceeds from sales and maturities of short-term investments	2,188,117	1,941,111	3,380,542
Purchases of short-term investments	(2,356,157)	(2,446,927)	(3,535,327)

Cash used for investing activities	(751,959)	(784,594)	(352,762)

Cash flows from financing activities:
Short-term debt borrowings	66,534	—	—
Short-term debt repayments	(24,770)	(41,949)	(861)
Long-term debt borrowings	21,713	—	—
Long-term debt repayments	(7,126)	(22,456)	(104,553)
Proceeds from common stock issuances	199,486	322,721	396,610
Common stock repurchases	(124,995)	(249,937)	(650,000)

Cash provided by financing activities	130,842	8,379	(358,804)

Effect of exchange rate changes on cash	(1,911)	1,206	1,282

Increase/(decrease) in cash and cash equivalents	(71,513)	80,066	916,987
Cash and cash equivalents — beginning of year	1,356,304	1,284,791	1,364,857

Cash and cash equivalents — end of year	$1,284,791	$1,364,857	$2,281,844

Supplemental cash flow information:
Cash payments/(refunds) for income taxes, net	$(65,470)	$(119,065)	$179,489
Cash payments for interest	$40,219	$41,967	$40,255

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Summary of Significant Accounting Policies

      Principles of Consolidation and Basis of Presentation The consolidated financial statements include the accounts of Applied Materials, Inc. and its subsidiaries (Applied or the Company) after elimination of intercompany balances and transactions. All references to fiscal year apply to Applied’s fiscal year which ends on the last Sunday in October. Fiscal 2004 contained 53 weeks, whereas fiscal 2002 and 2003 each contained 52 weeks. The first fiscal quarter of 2004 contained 14 weeks, whereas the first fiscal quarter of 2002 and 2003 each contained 13 weeks.

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

      Cash Equivalents and Short-Term Investments All highly-liquid investments with a remaining maturity of three months or less at the time of purchase are considered to be cash equivalents. All of Applied’s short-term investments are classified as available-for-sale at the respective balance sheet dates. Investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and any temporary difference between the cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income. The specific identification method is used to determine the realized gains and losses on investments.

      Inventories Inventories are generally stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis.

      Property, Plant and Equipment Property, plant and equipment is stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives for financial reporting purposes are as follows: buildings and improvements, 3 to 33 years; demonstration and manufacturing equipment, 3 to 5 years; software, 3 to 5 years; and furniture, fixtures and other equipment, 3 to 15 years. Land improvements are amortized over the shorter of 15 years or the estimated useful life. Leasehold improvements are amortized over the shorter of five years or the lease term. During fiscal 2003, Applied reviewed the estimated useful lives of its fixed assets. This analysis indicated that estimated useful lives for certain assets should be increased based on historical experience and other considerations. This change in estimate resulted in approximately $23 million less depreciation expense in fiscal 2003 than would have been recognized under previous estimates.

      Intangible Assets Applied adopted Statement of Financial Accounting Standards (SFAS) No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” in the first fiscal quarter of 2002. SFAS 142 supersedes Accounting Principles Board (APB) Opinion No. 17, “Intangible Assets,” and discontinues the amortization of goodwill. In accordance with SFAS 142, goodwill is no longer amortized, but is reviewed for impairment annually during the fourth quarter of each fiscal year. Purchased technology and other intangible assets are presented at cost, net of accumulated amortization, and are amortized over their estimated useful lives of 5 to 10 years using the straight-line method.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Advertising Costs Advertising costs are expensed as incurred. Advertising costs were not material for all periods presented.

      Income Taxes Income tax expense/(benefit) is based on pretax earnings. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

      Revenue Recognition Applied recognizes revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; seller’s price to buyer is fixed or determinable; and collectibility is reasonably assured. Applied’s shipping terms are customarily FOB Applied shipping point or equivalent terms. Applied’s revenue recognition policy generally results in revenue recognition at the following points. (1) For all transactions where legal title passes to the customer upon shipment, Applied recognizes revenue upon shipment for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks is deferred based on the estimated fair value, and that revenue is recognized upon completion of the installation-related tasks. (2) For products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer technical acceptance. (3) For transactions where legal title does not pass at shipment, revenue is recognized when legal title passes to the customer, which is typically at customer technical acceptance. (4) For arrangements containing multiple elements, the revenue relating to the undelivered elements is deferred at estimated fair value until delivery of the deferred elements. In cases where Applied has sold products that have been demonstrated to meet product specifications prior to shipment, Applied believes that at the time of delivery, it has an enforceable claim to amounts recognized as revenue. Spare parts revenue is generally recognized upon shipment, and services revenue is generally recognized over the period that the services are provided.

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

      Foreign Currency Translation Applied’s subsidiaries, with the exception primarily of the subsidiary located in the United Kingdom, use the U.S. dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, except for non-monetary assets, such as inventories and property, plant and equipment, that are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. The resulting translation gains and losses are included in the Consolidated Statements of Operations as incurred. Applied’s subsidiary located in the United Kingdom operates primarily using the British pound, and therefore, the British pound has been determined to be the functional currency for the United Kingdom subsidiary.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Accordingly, all assets and liabilities of this subsidiary are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting translation adjustments are presented as a separate component of accumulated other comprehensive income/(loss) in stockholders’ equity.

      Prior to the second fiscal quarter of 2003, Applied’s subsidiaries located in Japan and Europe operated primarily using local currencies as their functional currencies. During the second fiscal quarter of 2003, Applied reviewed the functional currencies of its subsidiaries and determined that the U.S. dollar was most appropriate for its subsidiaries, with the exception of its subsidiary located in the United Kingdom. This determination was made as a result of changes in facts, circumstances, scope of operations and business practices. The change in the functional currencies did not have a material effect on Applied’s business, results of operations or financial position for fiscal 2003.

      Stock-Based Compensation During fiscal 2003, Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123,” became effective for Applied.

      Applied measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. As the exercise price of all options granted under these plans was not below the fair market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in the Consolidated Statements of Operations.

      In accordance with SFAS 148 and SFAS No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” Applied’s pro forma option expense is computed using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Applied’s employee stock options have characteristics significantly different from those of traded options; therefore, in the opinion of management, the Black-Scholes option pricing model generally used to comply with SFAS 148 and SFAS 123 may not necessarily provide a reliable measure of the fair value of Applied’s options.

      To comply with SFAS 148, Applied is presenting the following table to illustrate the effect on the net income/(loss) and earnings/(loss) per share as if it had applied the fair value recognition provisions of SFAS 123, as amended, to options granted under the stock-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is amortized ratably to expense over the options’ vesting periods.

Fiscal year	2002	2003	2004

	(In thousands, except per share amounts)
Reported net income/(loss)	$269,004	$(149,147)	$1,351,303
Stock-based compensation expense, net of tax	(316,699)	(389,100)	(345,897)

Pro forma net income/(loss)	$(47,695)	$(538,247)	$1,005,406

Earnings/(loss) per share as reported:
Basic	$0.16	$(0.09)	$0.80
Diluted	$0.16	$(0.09)	$0.78
Pro forma earnings/(loss) per share:
Basic	$(0.03)	$(0.32)	$0.60
Diluted	$(0.03)	$(0.32)	$0.58

      Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $10.87 for fiscal 2002, $6.85 for fiscal 2003 and $10.06 for fiscal 2004. The weighted average estimated fair value of purchase rights granted under the Employees’ Stock Purchase Plans

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

(ESPP) was $6.29 for fiscal 2002, $5.31 for fiscal 2003 and $5.91 for fiscal 2004. In calculating pro forma compensation, the fair value of each stock option grant and stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Stock Options			ESPP

Fiscal year	2002	2003	2004	2002	2003	2004

Dividend yield	None	None	None	None	None	None
Expected volatility	69%	67%	63%	69%	67%	67%
Risk-free interest rate	3.58%	2.00%	2.49%	2.42%	1.44%	1.82%
Expected life (in years)	3.6	3.6	3.6	0.5	1.25	1.25

      For additional information on Applied’s employee benefit plans, see Note 8 of Notes to Consolidated Financial Statements.

      Concentrations of Credit Risk Financial instruments that potentially subject Applied to significant concentrations of credit risk consist principally of cash equivalents, short-term investments, trade accounts receivable and derivative financial instruments used in hedging activities. Applied invests in a variety of financial instruments, such as, but not limited to, certificates of deposit, corporate and municipal bonds, and U.S. Treasury and agency securities, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. Applied’s customers consist of semiconductor manufacturers located throughout the world. Applied performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. Applied maintains an allowance reserve for potentially uncollectible accounts receivable based on its assessment of the collectibility of accounts receivable. Applied regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customers ability to pay. In addition, Applied utilizes letters of credit to mitigate credit risk when considered appropriate. Applied is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but does not expect any counterparties to fail to meet their obligations.

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

      For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of Applied’s common stock for the period, as the effect would be anti-dilutive. Options to purchase shares of common stock that were excluded from the computation were as follows:

Fiscal year	2002	2003*	2004

	(In thousands, except prices)
Number of shares excluded	77,271	129,205	80,889
Average exercise price	$23.82	$21.45	$23.15

*	Fiscal 2003 amounts are presented for informational purposes only, as this period resulted in a net loss. As such, the basic loss per share computation was utilized.

Recent Accounting Pronouncement

      In June 2004, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. Adoption of the recognition and measurement guidance of EITF 03-1 has been temporarily deferred by the FASB, but the disclosure requirements of EITF 03-1 are effective for Applied’s fiscal 2004 annual consolidated financial statements. Accordingly, additional disclosures as required by EITF 03-1 are included in Note 2 of the Notes to the Consolidated Financial Statements.

Note 2	Financial Instruments

Investments

      Short-term investments by security type at October 31, 2004 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
Obligations of states and political subdivisions	$499,495	$2,732	$1,277	$500,950
U.S. commercial paper, corporate bonds and medium-term notes	1,517,123	6,185	1,970	1,521,338
Bank certificates of deposit	116,933	—	—	116,933
U.S. Treasury and agency securities	1,501,897	3,609	2,771	1,502,735
Other debt securities	652,028	4,704	2,536	654,196

	$4,287,476	$17,230	$8,554	$4,296,152

      Short-term investments by security type at October 26, 2003 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
Obligations of states and political subdivisions	$657,475	$6,508	$458	$663,525
U.S. commercial paper, corporate bonds and medium-term notes	1,370,050	10,399	5,018	1,375,431
Bank certificates of deposit	55,997	—	—	55,997
U.S. Treasury and agency securities	1,312,695	2,708	1,300	1,314,103
Other debt securities	713,532	7,395	1,634	719,293

	$4,109,749	$27,010	$8,410	$4,128,349

      Cash and cash equivalents included investments in debt and other securities of $884 million at October 26, 2003 and $1.5 billion at October 31, 2004.

      Contractual maturities of short-term investments at October 31, 2004 were as follows:

		Estimated
	Cost	Fair Value

	(In thousands)
Due in one year or less	$2,539,970	$2,537,512
Due after one through three years	1,080,417	1,082,147
Due after three years	667,089	676,493

	$4,287,476	$4,296,152

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      For fiscal 2003, gross realized gains on sales of short-term investments were $44 million, and gross realized losses were $8 million. For fiscal 2004, gross realized gains on sales of short-term investments were $15 million, and gross realized losses were $7 million. Applied manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet Applied’s current cash requirements.

      The following table provides the breakdown of the short-term investments with unrealized losses at October 31, 2004:

	In Loss Position for		In Loss Position for
	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
Obligations of states and political subdivisions	$191,361	$1,135	$6,224	$142	$197,585	$1,277
U.S. commercial paper, corporate bonds and medium-term notes	776,861	1,859	3,695	111	780,556	1,970
U.S. Treasury and agency securities	962,554	2,598	7,346	173	969,900	2,771
Other debt securities	310,349	2,503	2,302	33	312,651	2,536

	$2,241,125	$8,095	$19,567	$459	$2,260,692	$8,554

      The gross unrealized losses related to short-term investments are primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during fiscal 2004. Applied has determined that the gross unrealized losses on its short-term investments at October 31, 2004 are temporary in nature. Applied reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and Applied’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

      Derivative Financial Instruments In accordance with SFAS No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended, derivative instruments and hedging activities, including foreign currency exchange contracts, are recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, are recognized currently in earnings. All of Applied’s derivative financial instruments are recorded at their fair value in other current assets or accounts payable and accrued expenses.

      Applied conducts business in a number of foreign countries, with certain transactions denominated in local currencies, such as Japanese yen, British pound, euro and Israeli shekel. The purpose of Applied’s foreign currency management is to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged.

      Applied uses derivative financial instruments, such as forward exchange contracts and currency option contracts, to hedge certain forecasted foreign currency denominated transactions expected to occur within the next 12 months. Hedges related to anticipated transactions are designated and documented at the inception of

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

the hedge as cash flow hedges, and are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income in stockholders’ equity, and is reclassified into earnings when the hedged transaction affects earnings. All such amounts included in accumulated other comprehensive income at October 31, 2004 will be reclassified to earnings within 12 months. Changes in the fair value of currency option contracts due to changes in time value are excluded from the assessment of effectiveness, and are recognized in cost of products sold. The change in option time value was not material for fiscal 2002, 2003 or 2004. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, Applied immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amounts recognized due to anticipated transactions failing to occur were not material for all periods presented.

      Forward exchange contracts are used to hedge certain foreign currency denominated assets or liabilities. These derivatives are not designated for SFAS 133 hedge accounting treatment. Accordingly, changes in the fair value of these hedges are recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged.

      Derivative-related activity in accumulated other comprehensive income was as follows:

	2003	2004

	(In thousands)
Unrealized gain, net, on derivative instruments at beginning of period	$5,987	$1,929
Increase in fair value of derivative instruments	4,700	13,701
Gains reclassified to earnings, net	(8,758)	(14,984)

Unrealized gain, net, on derivative instruments at end of period	$1,929	$646

      Fair Value of Financial Instruments The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. At October 26, 2003, the carrying amount of long-term debt was $562 million, and the estimated fair value was $625 million. At October 31, 2004, the carrying amount was $456 million, and the estimated fair value was $510 million. The estimated fair value of long-term debt is based primarily on quoted market prices for the same or similar issues.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Note 3	Balance Sheet Detail

	2003	2004

	(In thousands)
Inventories
Customer service spares	$480,770	$427,403
Raw materials	115,481	179,630
Work-in-process	143,130	222,663
Finished goods*	211,311	309,672

	$950,692	$1,139,368

Property, Plant and Equipment, Net
Land and improvements	$265,571	$277,597
Buildings and improvements	1,396,976	1,371,078
Demonstration and manufacturing equipment	645,740	680,551
Furniture, fixtures and other equipment	562,020	530,606
Construction in progress	224,120	93,298

Gross property, plant and equipment	3,094,427	2,953,130
Accumulated depreciation	(1,534,597)	(1,607,602)

	$1,559,830	$1,345,528

Accounts Payable and Accrued Expenses
Accounts payable	$258,416	$350,105
Compensation and employee benefits	168,993	423,859
Installation and warranty	172,921	224,531
Deferred revenue	204,980	301,220
Customer deposits	37,246	125,466
Restructuring reserve	106,820	100,111
Other	370,095	369,769

	$1,319,471	$1,895,061

*	Included in finished goods inventory is $76 million at October 26, 2003 and $88 million at October 31, 2004 of newly introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria, as set forth in Note 1 of the Notes to Consolidated Financial Statements.

Goodwill, Purchased Technology and Other Intangible Assets

      Details of unamortized intangible assets, which consisted solely of goodwill, were as follows:

	2003	2004

	(In thousands)
Gross carrying amount	$269,391	$303,191
Accumulated amortization	(45,870)	(45,870)

	$223,521	$257,321

      In connection with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” as of the beginning of fiscal 2002, goodwill is no longer amortized but reviewed for impairment annually during the

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

fourth quarter of each fiscal year. Applied conducted goodwill impairment tests in fiscal 2003 and fiscal 2004, and the results of these tests indicated that Applied’s goodwill assets were not impaired. From October 26, 2003 to October 31, 2004, the change in goodwill was $34 million, which consisted of $11 million for the acquisition of Torrex Equipment Corporation and $23 million of adjustments to the purchase price for prior acquisitions containing contingent purchase price provisions. For additional details, see Note 13 of the Notes to the Consolidated Financial Statements.

      Details of amortized intangible assets were as follows:

	2003			2004

		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total

	(In thousands)
Gross carrying amount	$324,193	$23,600	$347,793	$331,693	$23,600	$355,293
Accumulated amortization	(244,331)	(10,950)	(255,281)	(290,492)	(14,510)	(305,002)

	$79,862	$12,650	$92,512	$41,201	$9,090	$50,291

      Purchased technology and other intangible assets are amortized over their estimated useful lives of 5 to 10 years using the straight-line method. Aggregate amortization expense was $48 million and $50 million for fiscal 2003 and 2004, respectively. As of October 31, 2004, future estimated amortization expense is expected to be $21 million for fiscal 2005, $15 million for fiscal 2006, $7 million for fiscal 2007, $4 million for fiscal 2008, $2 million for fiscal 2009 and $1 million thereafter.

Note 4	Borrowing Facilities

      Applied has credit facilities for unsecured borrowings in various currencies up to approximately $673 million, of which $500 million is comprised of two revolving credit agreements in the United States with a group of banks. One agreement is a $250 million line of credit that expires in September 2005, and is expected to be renewed, and the other is a $250 million line of credit that expires in September 2006. The agreements provide for borrowings at various rates, including the lead bank’s prime reference rate, and include financial and other covenants with which Applied was in compliance at October 31, 2004. No amounts were outstanding under these agreements at October 26, 2003 or at October 31, 2004. The remaining credit facilities of approximately $173 million are with Japanese banks at rates indexed to their prime reference rate and are denominated in Japanese yen. No amounts were outstanding under these Japanese credit facilities at October 26, 2003 or at October 31, 2004.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Note 5	Long-Term Debt

      Long-term debt outstanding at the end of the fiscal year was as follows:

Fiscal year	2003	2004

	(In thousands)
Japanese debt, 3.00%-4.25%, maturing 2004-2011	$18,714	$13,300
6.70-7.00% medium-term notes due 2005, interest payable March 15 and September 15	43,000	43,000
8.00% unsecured senior notes due 2004, interest payable March 1 and September 1	100,000	—
6.75% unsecured senior notes due 2007, interest payable April 15 and October 15	200,000	200,000
7.125% unsecured senior notes due 2017, interest payable April 15 and October 15	200,000	200,000

	561,714	456,300
Current portion	(105,292)	(45,864)

	$456,422	$410,436

      At October 31, 2004, $13 million of Japanese debt was collateralized by property and equipment with a net book value of $43 million.

      Applied has debt agreements that contain financial and other covenants. These covenants require Applied to maintain certain minimum financial ratios. At October 31, 2004, Applied was in compliance with all covenants.

      Aggregate debt maturities at October 31, 2004 were: $46 million in fiscal 2005; $2 million in fiscal 2006; $202 million in fiscal 2007; $2 million in fiscal 2008; $2 million in fiscal 2009; and $202 million thereafter.

Note 6	Restructuring, Asset Impairments and Other Charges

      Restructuring, asset impairments and other charges included the following:

Fiscal year	2002	2003	2004

	(In thousands)
Restructuring and asset impairment charges	$77,479	$371,754	$167,459
Acquired in-process research and development expense	8,000	—	—

	$85,479	$371,754	$167,459

      Restructuring, asset impairments and other charges for fiscal 2002 totaled $85 million, consisting of a charge of $8 million for acquired in-process research and development and $77 million for restructuring and asset impairment charges. The restructuring and asset impairment charges consisted of $39 million for headcount reductions, $16 million for consolidation of facilities and $22 million for other costs, primarily fixed asset writeoffs due to facility consolidation. Restructuring, asset impairments and other charges for fiscal 2003 totaled $372 million, consisting of $186 million for headcount reductions, $86 million for consolidation of facilities and $100 million for other costs, primarily fixed asset writeoffs due to facility consolidations.

      As of October 31, 2004, the majority of the fiscal 2002 and 2003 restructuring actions have been completed, and restructuring reserve balances consist principally of remaining lease commitments associated with facilities.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Restructuring, asset impairments and other charges for fiscal 2004 totaled $167 million, consisting of $65 million for facility consolidations, $6 million for severance and benefits, and $96 million for other costs, primarily related to fixed asset writeoffs due to facility consolidations.

      The restructuring actions in fiscal 2002, 2003 and 2004 were taken to align Applied’s cost structure with prevailing market conditions due to the industry downturn at the time. These actions, which were necessary as a result of reduced business volume, decreased Applied’s global workforce and consolidated Applied’s global facilities.

      Changes in restructuring reserves for fiscal 2003 and 2004 were as follows:

	Severance
	and Benefits	Facilities	Other	Total

	(In thousands)
Balance, October 27, 2002	$1,993	$32,015	$3,300	$37,308
Provision for fiscal 2003	185,733	86,105	99,916	371,754
Cash paid	(175,789)	(26,276)	(43,768)	(245,833)
Non-cash charges	—	(1,949)	(54,460)	(56,409)

Balance, October 26, 2003	11,937	89,895	4,988	106,820
Provision for fiscal 2004	6,200	65,400	95,859	167,459
Cash paid	(18,137)	(57,290)	(5,824)	(81,251)
Non-cash charges	—	—	(92,917)	(92,917)

Balance, October 31, 2004	$—	$98,005	$2,106	$100,111

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

      Comprehensive Income See the Consolidated Statements of Stockholders’ Equity for the components of comprehensive income. Accumulated other comprehensive income consisted of the following components:

Fiscal year	2003	2004

	(In thousands)
Unrealized gain on investments	$24,092	$11,435
Unrealized gain on derivative instruments qualifying as cash flow hedges	1,929	646
Cumulative translation adjustments	(9,638)	(1,664)

	$16,383	$10,417

      Stock Repurchase Program Since March 1996, Applied has systematically repurchased shares of its common stock in the open market to partially fund its stock-based employee benefit and incentive plans. Upon the expiration of the previous authorization on March 24, 2004, the Board of Directors extended the share repurchase program and authorized the repurchase of up to $3.0 billion of Applied’s common stock in the open market over the succeeding three years. In fiscal 2002, there were 6,795,000 shares repurchased at an average price of $18.40 per share. In fiscal 2003, there were 15,588,000 shares repurchased at an average price of $16.03 per share. In fiscal 2004, there were 37,784,000 shares repurchased at an average price of $17.20 per share.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Note 8     Employee Benefit Plans

      Stock Options Applied grants options to employees and non-employee directors to purchase shares of its common stock, at future dates, at the fair market value on the date of grant. Options generally vest over one to four years, and generally expire no later than seven years from the date of grant. There were 96,874,000 shares available for grant at October 27, 2002, 74,793,000 at October 26, 2003 and 133,878,000 shares available for grant at October 31, 2004. Stock option activity was as follows:

	2002		2003		2004

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

		(In thousands, except per share amounts)
Outstanding, beginning of year	301,274	$15.57	268,562	$16.00	252,035	$16.56
Granted and assumed	8,802	$20.92	52,407	$13.61	37,089	$21.21
Exercised	(19,156)	$6.82	(38,480)	$6.67	(35,298)	$9.85
Canceled	(22,358)	$20.06	(30,454)	$18.96	(26,238)	$20.30

Outstanding, end of year	268,562	$16.00	252,035	$16.56	227,588	$17.93

Exercisable, end of year	114,188	$11.10	117,491	$15.94	105,252	$18.45

      The following table summarizes information with respect to options outstanding and exercisable at October 31, 2004:

	Options Outstanding			Options Exercisable

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
Range of exercise prices	Shares	Price	Life	Shares	Price

	(In thousands)		(In years)	(In thousands)
$ 0.01 - $ 4.99	331	$2.67	2.0	331	$2.67
$ 5.00 - $ 9.99	20,221	$7.27	0.8	20,220	$7.27
$10.00 - $19.99	123,148	$16.17	4.1	35,274	$17.22
$20.00 - $29.99	76,305	$21.74	4.2	41,875	$21.61
$30.00 - $59.99	7,583	$37.31	2.5	7,552	$37.30

	227,588	$17.93	3.8	105,252	$18.45

      Employees’ Stock Purchase Plan Applied sponsors two employee stock purchase plans for the benefit of United States (U.S.) and international employees. The U.S. plan is qualified under Section 423 of the Internal Revenue Code. Under the employee stock purchase plan (ESPP), substantially all employees may purchase Applied’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. Beginning in December 2002, Applied amended the ESPP to extend the offering period from 6 months to 24 months, composed of four six-month purchase periods. ESPP contributions are limited to a maximum of 10 percent of an employee’s eligible compensation, up to a maximum of $6,500, per six-month purchase period. ESPP participants are also limited to purchasing a maximum of 1,000 shares per purchase period. Shares issued under the ESPP were 4,127,000 for fiscal 2002, 6,212,000 for fiscal 2003 and 5,308,000 for fiscal 2004. At October 31, 2004, there were 19,618,000 shares reserved for future issuance under the ESPP.

      Stock-Based Compensation See Note 1 of Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Restricted Stock During fiscal 2003, Applied issued 307,500 shares of restricted stock to two individuals, which consisted principally of an initial compensation package for Applied’s new President and Chief Executive Officer (CEO). On May 20, 2003, Applied issued 300,000 shares of restricted common stock at $0.01 per share to the new President and CEO. The closing market price of Applied’s common stock was $13.76 per share on May 20, 2003. One half of the shares vested on October 1, 2003, and the other half of the shares vested on October 1, 2004. Deferred compensation was charged for the difference between the market value of the restricted shares and the sales price, and was presented as a reduction of stockholders’ equity in Applied’s Consolidated Balance Sheet. Deferred compensation is amortized as compensation expense over the vesting period. Applied recognized general and administrative expenses of approximately $2.7 million in fiscal 2003 and $1.4 million in fiscal 2004 in amortization expense related to restricted stock issuances.

      Employee Bonus Plans Applied has various employee bonus plans. A profit-sharing plan provides for the distribution of a percentage of pre-tax profits to substantially all Applied employees not eligible for other performance-based incentive plans, up to a maximum percentage of compensation. Other plans award annual bonuses to Applied’s executives and key contributors based on the achievement of profitability and other specific performance criteria. Applied also has agreements with key technical employees that provide for additional compensation related to the success of new product development and achievement of specified profitability criteria. Charges to expense under these plans were $99 million for fiscal 2002, were not material for fiscal 2003 and were $309 million for fiscal 2004.

      Employee Savings and Retirement Plan The Employee Savings and Retirement Plan is qualified under Sections 401(a) and (k) of the Internal Revenue Code. Applied contributes a percentage of each participating employee’s salary deferral contributions. These matching contributions generally become 20 percent vested at the end of an employee’s second year of service with Applied, and vest 20 percent per year of service thereafter until they become fully vested at the end of six years of service. Prior to January 1, 2002, Company matching contributions vested beginning at the end of an employee’s third year of service and became fully vested at the end of seven years of service. Effective January 1, 2004, each participant may elect to have the Company matching contributions invested in any of the diversified investment funds available under the plan or in Applied’s common stock. Prior to 2004, the Company matching contributions were invested in Applied’s common stock. Applied’s matching contributions under this plan were approximately $27 million for fiscal 2002, $13 million, net of $12 million in forfeitures, for fiscal 2003, and $17 million, net of $8 million in forfeitures, for fiscal 2004. Forfeitures were not material for fiscal 2002.

      Defined Benefit Pension Plans of Foreign Subsidiaries Several of Applied’s foreign subsidiaries have defined benefit pension plans covering substantially all of their eligible employees. Benefits under these plans are based on years of service and final average compensation levels. These plans are managed in accordance with applicable local statutes and practices. Applied deposits funds for certain of these plans with insurance companies, pension trustees, government-managed accounts, and/or accrues the expense for the unfunded portion of the benefit obligation on its consolidated financial statements. Where appropriate, the pension plans retain professional investment managers that invest plan assets in equity securities, fixed income securities, cash and other institutional investments. Applied’s practice is to fund the various pension plans in amounts sufficient to meet the minimum requirements as established by applicable local governmental oversight and taxing authorities. Depending on the design of the plan, local custom and market circumstances, the liabilities of a plan may exceed qualified plan assets. The differences between the aggregate accumulated benefit obligations and aggregate plan assets of these plans totaled $69 million at October 26, 2003 and $81 million at October 31, 2004, which have been recorded as liabilities by Applied and are included in accrued expenses and other liabilities in the Consolidated Balance Sheets.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      A summary of the changes in benefit obligations and plan assets for fiscal 2003 and 2004 is presented below.

	2003	2004

	(In thousands, except
	percentages)
Change in projected benefit obligation
Beginning projected benefit obligation	$116,144	$123,726
Service cost	12,998	12,744
Interest cost	5,246	5,842
Plan participants’ contributions	560	716
Net actuarial (gain)/loss	8,922	13,170
Curtailment loss to be recognized	(12,093)	—
Benefits paid	(8,051)	(6,330)

Ending projected benefit obligation	$123,726	$149,868

Change in plan assets
Beginning fair value of plan assets	$30,302	$33,585
Actual return on plan assets	488	5,281
Employer contributions	10,286	9,368
Plan participants’ contributions	560	716
Benefits paid	(8,051)	(6,330)

Ending fair value of plan assets	$33,585	$42,620

Funded status	$(90,141)	$(107,248)
Unrecognized transition obligations	861	698
Unrecognized prior service costs	1,190	1,055
Unrecognized net actuarial (gain)/loss	33,105	38,076

Net amount recognized	$(54,985)	$(67,419)

Plans with accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$123,726	$149,868
Accumulated benefit obligation	$102,363	$123,620
Fair value of plan assets	$33,585	$42,620
Plan assets — allocation
Equity securities	52%	53%
Fixed income	32%	33%
Cash	16%	14%

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      A summary of the components of net periodic pension costs and the weighted average assumptions used for net periodic pension cost and benefit obligation calculations for fiscal 2002, 2003 and 2004 is presented below.

	2002	2003	2004

	(In thousands, except percentages)
Components of net periodic pension cost
Service cost	$12,079	$12,998	$12,744
Interest cost	4,960	5,246	5,842
Expected return on plan assets	(2,631)	(1,986)	(2,261)
Amortization of transition obligation	100	158	163
Amortization of prior service costs	100	122	135
Curtailment loss to be recognized	—	58	—
Amortization of net (gain)/loss	1,301	1,446	1,635

Net periodic pension cost	$15,909	$18,042	$18,258

Weighted average assumptions
Discount rate	2.3% - 7.0%	2.0% - 6.5%	2.0% - 5.6%
Expected long-term return on assets	4.0% - 8.0%	3.0% - 7.5%	3.5% - 7.5%
Rate of compensation increase	2.3% - 5.0%	2.0% - 5.4%	2.0% - 5.0%

      Asset return assumptions are derived based on actuarial and statistical methodologies, from analysis of long-term historical data relevant to the country in which each plan is in effect and the investments applicable to the corresponding plan.

      Future expected benefit payments over the next ten fiscal years are: $4 million in fiscal 2005; $5 million in fiscal 2006; $6 million in fiscal 2007; $6 million in fiscal 2008; $7 million in fiscal 2009; and $41 million collectively for fiscal years 2010 through 2014. Company contributions to these plans for fiscal 2005 are expected to be approximately $8 million.

      Executive Deferred Compensation Plan Under the Executive Deferred Compensation Plan, certain employees may elect to defer a portion of their following year’s earnings. Amounts payable, including accrued interest, under the Executive Deferred Compensation Plan totaled $77 million at October 26, 2003 and $81 million at October 31, 2004, which were included in other long-term liabilities in the Consolidated Balance Sheets.

      Post-Retirement Benefits On January 1, 1999, Applied adopted a plan that provides medical and vision benefits to eligible retirees who are at least age 55 and who have at least 10 years of service at their date of retirement. An eligible retiree may elect coverage for an eligible spouse or domestic partner who is not eligible for Medicare. Coverage under the plan generally ends for both the retiree and spouse or domestic partner upon becoming eligible for Medicare. This plan has not had, and is not expected to have, a material effect on Applied’s consolidated financial condition or results of operations.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Note 9     Income Taxes

      The components of income/(loss) from operations before income taxes were as follows:

Fiscal year	2002	2003	2004

	(In thousands)
U.S.	$131,818	$(345,081)	$1,474,143
Foreign	208,693	133,525	355,107

	$340,511	$(211,556)	$1,829,250

      The components of the provision for/(benefit from) income taxes were as follows:

Fiscal year	2002	2003	2004

	(In thousands)
Current:
U.S.	$(4,781)	$(45,765)	$273,988
Foreign	80,406	55,204	116,351
State	(3,957)	8,646	8,681

	71,668	18,085	399,020

Deferred:
U.S.	(21,002)	(76,804)	102,886
Foreign	15,157	2,929	(29,692)
State	5,684	(6,619)	5,733

	(161)	(80,494)	78,927

	$71,507	$(62,409)	$477,947

      A reconciliation between the statutory U.S. federal income tax rate of 35 percent and Applied’s actual effective income tax provision/(benefit) rate is as follows:

Fiscal year	2002	2003	2004

Tax provision at U.S. statutory rate	35.0%	(35.0)%	35.0%
Effect of foreign operations taxed at various rates	(4.0)	5.8	(1.3)
State income taxes, net of federal benefit	0.3	0.6	0.5
Research and other tax credits	(0.4)	—	(0.8)
Export sales benefit	(11.2)	(4.2)	(5.7)
Other	1.3	3.3	(1.6)

	21.0%	(29.5)%	26.1%

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows:

	2003	2004

	(In thousands)
Deferred tax assets:
Inventory reserves and basis difference	$96,007	$123,704
Installation and warranty reserves	51,564	75,284
Accrued liabilities	178,698	208,766
Restructuring reserves	49,256	42,903
Deferred revenue	50,815	74,489
Tax credit and net operating loss carryforwards	365,103	163,117
Deferred compensation	31,539	32,823
Intangibles	9,956	24,079

	832,938	745,165

Deferred tax liabilities:
Depreciation	(21,984)	(41,397)
Purchased technology	(24,216)	(9,435)
Other	(19,185)	(5,707)

	(65,385)	(56,539)

	$767,553	$688,626

      The following table presents the breakdown between current and non-current deferred tax assets/ (liabilities):

	2003	2004

	(In thousands)
Current	$782,823	$610,095
Non-current	(15,270)	78,531

	$767,553	$688,626

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      U.S. income taxes have not been provided for approximately $370 million of cumulative undistributed earnings of several non-U.S. subsidiaries. Applied intends to reinvest these earnings indefinitely in operations outside of the U.S.

      As of October 31, 2004, Applied’s federal tax credit carryforwards for tax return purposes were $163 million. Management believes that tax credit carryforwards will be utilized in future periods. If not utilized, the federal tax credit carryforwards will begin to expire in fiscal 2011.

      Applied’s income taxes payable have been reduced, and deferred tax assets have been increased, by the tax benefits associated with employee stock option transactions. These benefits, credited directly to stockholders’ equity, amounted to $124 million for fiscal 2003 and $101 million for fiscal 2004, with a corresponding increase to deferred tax assets of $124 million in fiscal 2003 and a reduction to taxes payable of $101 million in fiscal 2004.

      Applied’s federal income tax returns for fiscal years 1998 through 2001 are under examination and the Internal Revenue Service has proposed certain adjustments. Management believes that adequate amounts have been accrued for any adjustments that may ultimately result from these examinations.

Note 10	Industry Segment and Foreign Operations

      Applied operates in one segment for the manufacture, marketing and servicing of integrated circuit fabrication equipment. In accordance with SFAS No. 131 (SFAS 131), “Disclosures About Segments of an Enterprise and Related Information,” Applied’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. All material operating units qualify for aggregation under SFAS 131 due to their identical customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since Applied operates in one segment and in one group of similar products and services, all financial segment and product line information required by SFAS 131 can be found in the consolidated financial statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Net sales and long-lived assets by geographic region were as follows:

		Long-lived
	Net Sales	Assets

	(In thousands)
2002:
North America(1)	$1,327,886	$1,497,247
Taiwan	1,238,504	41,497
Japan	756,700	107,424
Europe	660,042	119,105
Korea	443,099	21,298
Asia-Pacific(2)	636,081	33,981

	$5,062,312	$1,820,552

2003:
North America(1)	$1,179,131	$1,341,485
Taiwan	583,439	41,064
Japan	827,193	92,830
Europe	695,085	95,818
Korea	665,502	20,125
Asia-Pacific(2)	526,941	33,494

	$4,477,291	$1,624,816

2004:
North America(1)	$1,337,050	$1,172,298
Taiwan	2,006,402	21,869
Japan	1,416,639	87,784
Europe	794,026	93,543
Korea	879,333	19,300
Asia-Pacific(2)	1,579,603	30,988

	$8,013,053	$1,425,782

(1)	Primarily the United States.

(2)	Includes China.

      Net sales to Intel Corporation represented 10 percent of Applied’s fiscal 2002 net sales. During fiscal 2003, two customers individually accounted for more than 10 percent of net sales: net sales to Intel Corporation represented 13 percent of Applied’s net sales; and net sales to Samsung America, Inc. represented 12 percent of Applied’s net sales. During fiscal 2004, no individual customer accounted for more than 10 percent of Applied’s net sales.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Note 11	Commitments and Contingencies

Leases

      Applied leases some of its facilities and equipment under non-cancelable operating leases and has options to renew most leases, with rentals to be negotiated. Total rent expense was $140 million for fiscal 2002, $134 million for fiscal 2003 and $88 million for fiscal 2004. Future minimum lease payments at October 31, 2004 were: $84 million for fiscal 2005; $66 million for fiscal 2006; $50 million for fiscal 2007; $27 million for fiscal 2008; $21 million for fiscal 2009; and $79 million collectively for all periods thereafter.

Accounts Receivables Sales

      Applied has agreements with various financial institutions to sell accounts receivable from selected customers. Applied also discounts letters of credit through various financial institutions. Under these agreements, Applied sold accounts receivable and discounted letters of credit in the amounts of $689 million for fiscal 2002, $556 million for fiscal 2003 and $859 million for fiscal 2004. Discounting fees were not material for fiscal 2002, 2003 and 2004. At October 31, 2004, $51 million of sold accounts receivable remained outstanding under these agreements. A portion of these sold accounts receivable is subject to certain recourse provisions. Applied has not experienced any losses under these recourse provisions.

Guarantees

      Applied products are generally sold with a 12-month warranty period following installation. The provision for the estimated cost of warranty is recorded when revenue is recognized. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product, configuration and geographic region.

      Changes in the warranty reserves were as follows:

	2003	2004

	(In thousands)
Beginning balance	$168,175	$138,407
Provisions for warranty	110,775	192,956
Consumption of reserves	(140,543)	(152,445)

Ending balance	$138,407	$178,918

      As noted above, Applied’s products are generally sold with a 12-month warranty. Accordingly, current warranty provisions are related to the current year’s net sales, and warranty consumption is associated with current and prior year’s net sales.

      During the ordinary course of business, Applied also provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of October 31, 2004, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $55 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

      Applied also has additional guarantee arrangements on behalf of certain subsidiaries. As of October 31, 2004, Applied has not in the past recorded any liability related to guarantees of subsidiary obligations. Applied does not expect, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid in the future under these arrangements. Subsidiary guarantees as of

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

October 31, 2004 totaled approximately $202 million and were associated with the following types of arrangements: short-term borrowing facilities, overdraft facilities, customs guarantees and leases. In the event of use and subsequent default of these facilities by Applied’s subsidiaries, such arrangements would be guaranteed by Applied. In addition, certain subsidiaries have lease arrangements guaranteed by Applied. These leases will expire between 2009 and 2014. In the event that the subsidiaries do not make the required payments, Applied could be required to pay the leases on behalf of the subsidiaries. As of October 31, 2004, annual lease obligations under these arrangements approximated $11 million.

Legal Matters

      On June 13, 1997, after Varian Associates, Inc. (Varian) failed to respond to requests by Applied to discuss certain patent issues, Applied filed a lawsuit against Varian alleging infringement of several of Applied’s patents concerning physical vapor deposition (PVD) technology. On July 7, 1997, Applied amended that action to allege infringement of those same Applied PVD patents against Novellus Systems, Inc. (Novellus) and to add Novellus as a defendant, as a result of Novellus’ acquisition of Varian’s thin film systems PVD business. On June 23, 1997, Novellus filed a separate lawsuit against Applied, alleging infringement by Applied of several PVD technology patents that were formerly owned by Varian. Novellus was seeking damages for past infringement, a permanent injunction, treble damages for willful infringement, pre-judgment interest and attorneys’ fees. In September 2000, Applied and Varian settled their disputes, and Applied released all claims with respect to the Inova System, as it was made and sold as of May 7, 1997. On October 3, 2000, Applied’s claims against Varian and Varian’s claims and counterclaims against Applied were dismissed with prejudice.

      On September 20, 2004, Applied and Novellus entered into a Memorandum of Understanding (MOU) which effects a full settlement of the pending lawsuits. Both lawsuits have been dismissed with prejudice. As part of the MOU, Applied agreed to pay Novellus $8 million and to forgive an additional $3.5 million that Applied contended was owed under a previous license and settlement agreement (TEOS Agreement) between the parties. Patent licenses previously granted under the TEOS Agreement by each of Novellus and Applied become fully paid, as well as revocable only in limited circumstances. The MOU contains additional covenants and restrictions which, in general, limit the ability of each party (including subsidiaries and permitted successors and assigns) to sue the other, the other’s customers and, with some exceptions, the other’s suppliers and distributors, for infringement of any of the parties’ respective patents covering products in technology areas in which both parties engaged in business as of September 3, 2004 (the Effective Date), as follows: (i) for a period of five years from the Effective Date as to existing products, and (ii) for a period of two years from the Effective Date (with the possibility to extend for an additional year) as to new products introduced after the Effective Date (Covenants Not to Sue). Technology areas in which neither party or only one party were engaged in business as of the Effective Date are specifically excluded from the Covenants Not to Sue (Excluded Product Areas). The parties further agreed to notice and cure periods prior to filing suit on products subject to a Covenant Not to Sue that has expired. No damages for infringement will accrue during the Covenant Not to Sue and cure periods. The MOU contains a general release of all claims arising prior to the Effective Date that either Applied or Novellus may have had against the other and the other’s customers and, with some exceptions, the other’s suppliers and distributors, relating to infringement of the party’s patents by any of the other party’s products, other than those in Excluded Product Areas. There is no license of patents, technology or trade secrets in the MOU.

      On March 12, 2002, Linear Technology Corp. (LTC) filed a lawsuit against Applied in Santa Clara, California, alleging claims for breach of contract, fraud and deceit, negligent misrepresentation, suppression of fact, unfair competition, breach of warranty, express contractual indemnity, implied equitable indemnity and declaratory relief. After the court dismissed many of its claims, LTC amended its complaint. LTC’s Amended Complaint, as well as its Second, Third and Fourth Amended Complaints, have all been dismissed by the

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Court in whole or in part. On July 7, 2004, LTC filed a Fifth Amended Complaint which the Court has dismissed with prejudice. Applied believes it has meritorious defenses and intends to pursue them vigorously.

      On July 31, 2001, David Scharf, an individual, filed a lawsuit against Applied alleging that Applied has infringed, has induced others to infringe and has contributed to others’ infringement of a patent concerning color synthesizing scanning electron microscope technology. Mr. Scharf seeks a preliminary and permanent injunction, damages and costs. Applied has answered the complaint and counterclaimed for declaratory judgment of non-infringement and invalidity. On May 10, 2002, Mr. Scharf filed a request for re-examination of his patent with the Patent and Trademark Office. On June 26, 2002, the case was removed from the Court’s active docket after the parties stipulated to stay the case pending the results of that re-examination. On July 11, 2002, Applied filed its own request for re-examination of Mr. Scharf’s patent with the Patent and Trademark Office. Applied’s request for re-examination was granted on September 19, 2002. On April 23, 2004, the PTO notified Applied that it intended to issue a re-examination certificate. On June 14, 2004, Applied filed a second request for re-examination of Mr. Scharf’s patent with the PTO. The second request was denied on September 1, 2004. On October 1, 2004, Applied filed a petition for reconsideration of that denial Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

      On September 13, 2002, Varian Semiconductor Equipment Associates, Inc. (VSEA) filed a demand for arbitration with the American Arbitration Association asserting that Applied has breached a patent license agreement between Varian and Applied dated January 1, 1992. Varian seeks to recover royalties, interest and attorneys’ fees. The arbitration hearing on whether the products are covered by the license agreement has concluded. On May 2, 2003, the arbitration panel issued an interim decision finding that some, but not all, of the products at issue were subject to the agreement. On September 1, 2004, the arbitration panel issued a decision in the second phase of the arbitration finding that some, but not all, of the patent claims asserted by VSEA were invalid. No hearing has been set to determine the amount owed by Applied to VSEA under the agreement pursuant to the arbitration panel’s decisions. Based on Applied’s current assessment of this matter, Applied believes that the amount of back royalty payments owed in connection with this action, including interest, will not exceed $25 million, of which $23 million was paid through October 31, 2004. In addition to back royalty payments, Applied will be required to make unit-based royalty payments on future sales of certain products found to be within the scope of the Agreement. Applied expects that these unit-based royalty payments will not have a material adverse effect on Applied’s business, financial condition or results of operations.

      On December 24, 2003, Applied filed a provisional injunction lawsuit against Jusung Engineering Co., Ltd., and Jusung Pacific Co., Ltd., (collectively Jusung) in Taiwan alleging infringement of a patent related to chemical vapor deposition. On January 14, 2004, the Court issued a provisional injunction order prohibiting Jusung from importing, using, manufacturing, servicing or selling in Taiwan certain flat panel display manufacturing equipment. Jusung Pacific appealed that decision and on August 5, 2004, the intermediate appellate court ruled that the injunction against Jusung Pacific should be dissolved. The injunction against Jusung Pacific previously had been lifted after Jusung Pacific posted a counterbond. In December 2004, the Taiwan Supreme Court reversed the intermediate appellate court’s decision. The injunction against Jusung Engineering was not affected by these decisions. On June 30, 2004, Applied filed another lawsuit against Jusung in a different court in Taiwan seeking damages and a permanent injunction for infringement of the same patent. Applied believes it has meritorious claims and intends to pursue them vigorously.

      On April 10, 2004, the Taiwan Fair Trade Commission (TFTC) notified Applied’s subsidiary AKT, Inc. (AKT) that, pursuant to a complaint filed by Jusung, the TFTC had begun an investigation into whether AKT violated the Taiwan Fair Trade Act. The investigation focuses on whether AKT violated the Taiwan Guidelines for the Review of Cases Involving Enterprises Issuing Warning Letters for Infringement on Copyright, Trademark and Patent Rights by allegedly notifying customers about AKT’s patent rights and the infringement of those rights by Jusung. On June 15, 2004, the TFTC notified Applied that Applied also was

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

the subject of the investigation. Both Applied and AKT have responded to the TFTC’s inquiries. Although Applied believes there has been no violation, neither the extent nor the outcome of the investigation can be determined at this time. Applied believes that the outcome will not have a material adverse effect on its financial condition or results of operations.

      Applied is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. In addition, from time to time, Applied receives notification from customers claiming that such customers are entitled to indemnification or other obligations from Applied related to infringement claims made against the customers by third parties. Although the outcome of these claims cannot be predicted with certainty, Applied does not believe that any of these other existing legal matters will have a material adverse effect on its financial condition or results of operations.

Note 12	Litigation Settlements, Net

      Net litigation settlement expense of $27 million reported in the fiscal 2004 Consolidated Statement of Operations consisted of costs of $28 million related to the two patent litigation settlements with VSEA and Novellus as discussed in Note 11 of the Consolidated Financial Statements, net of a gain of $1 million related to a legal settlement in favor of Applied.

Note 13	Business Combinations

      On June 14, 2004, Applied acquired Torrex Equipment Corporation, a developer of a multi-wafer system that utilizes chemical vapor deposition and atomic layer deposition processes to address front-end semiconductor manufacturing applications, for $7 million in cash. In connection with this acquisition, Applied recorded goodwill of $11 million, net of adjustments to the initial purchase price allocation, partially offset by other items of $4 million, primarily for net liabilities assumed upon acquisition. The in-process research and development expense related to this transaction was not material.

      On April 18, 2003, Applied acquired Boxer Cross, Inc., a producer of in-line monitoring systems that provide customers with critical electrical measurement data for controlling semiconductor processes, for $14 million in cash. In connection with this acquisition, Applied recorded goodwill of $18 million, net of adjustments to the initial purchase price allocation, and purchased technology of $3 million, partially offset by other items of $7 million, primarily for deferred tax assets and other liabilities. The in-process research and development expense was not material.

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

      For all of the purchase business combinations discussed above, the results of operations prior to the acquisition dates were not material in relation to those of Applied for any of the periods presented herein. Goodwill is not amortized but is reviewed periodically for impairment, in accordance with SFAS 142, and purchased technology is amortized over its useful life of 5 to 10 years. These acquisitions have not had, and are not expected to have, a material effect on Applied’s financial condition or results of operations.

Note 14	Consolidation of Variable Interest Entities

      Applied has a venture capital fund, Applied Materials Ventures I, L.P. (the Fund), that invests in privately-held, early-stage companies engaged in developing systems, components and devices relating to nanotechnology and/or communications technology for specific applications and products. The Fund is a limited partnership, with Applied as the sole limited partner and an independent party as the general partner.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

During the fourth quarter of fiscal 2004, Applied exercised its right to limit capital contributions to the Fund to $25 million and to elect to terminate the partnership. As a result, under the provisions of the partnership agreement, the partnership will be dissolved, and the activities of the partnership will be concluded six months following the election to terminate the partnership. Applied’s cumulative capital contributions to the Fund totaled approximately $16 million through October 26, 2003 and $23 million through October 31, 2004.

      FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” as amended, provides guidance on the identification, classification and accounting of variable interest entities. The Fund qualifies for consolidation under FIN 46 and was consolidated in Applied’s consolidated financial statements during the first fiscal quarter of 2004. The consolidation of the Fund did not have a material impact on Applied’s consolidated financial condition or results of operations for the fiscal year ended October 31, 2004.

Note 15	Subsequent Event

      On August 16, 2004, Applied announced that it had entered into a definitive agreement to acquire substantially all of the operating subsidiaries and businesses of Metron Technology N.V., which provides a wide range of outsource solutions to the semiconductor industry, for approximately $85 million and to assume certain of its liabilities, subject to certain closing conditions. The acquisition was completed on December 14, 2004. The results of operations of the acquired operating subsidiaries and businesses of Metron Technology N.V. are not expected to have a material effect on Applied’s fiscal 2005 financial condition or results of operations.

Note 16	Unaudited Quarterly Consolidated Financial Data

	Fiscal Quarter

	First	Second	Third	Fourth	Fiscal Year

	(In thousands, except per share amounts)
2003:
Net sales	$1,054,209	$1,107,177	$1,094,907	$1,220,998	$4,477,291
Gross margin	$390,382	$372,774	$346,928	$494,371	$1,604,455
Net income/(loss)	$(65,670)	$(62,126)	$(36,802)	$15,451	$(149,147)
Earnings/(loss) per share	$(0.04)	$(0.04)	$(0.02)	$0.01	$(0.09)
2004:
Net sales	$1,555,448	$2,018,105	$2,236,152	$2,203,348	$8,013,053
Gross margin	$676,169	$938,641	$1,059,232	$1,027,203	$3,701,245
Net income	$82,376	$373,348	$440,571	$455,008	$1,351,303
Earnings per share	$0.05	$0.22	$0.26	$0.27	$0.78

REPORT OF MANAGEMENT

      Management is responsible for the preparation and integrity of the consolidated financial statements appearing in this Annual Report on Form 10-K. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America appropriate under the circumstances and, accordingly, include some amounts based on management’s best judgments and estimates. Financial information in this Annual Report on Form 10-K is consistent with that in the consolidated financial statements.

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

      The Audit Committee of the Board of Directors, composed solely of Directors who are not employees or officers of Applied, meets on a regular periodic basis with the independent registered public accounting firm, internal auditors and management to discuss internal business controls, auditing and financial reporting matters. The Committee reviews with the independent registered public accounting firm the scope and results of the audit effort. The Committee also meets with the independent registered public accounting firm without management present to ensure that the independent registered public accounting firm has free access to the Audit Committee.

      The independent registered public accounting firm, KPMG LLP, is engaged to audit the consolidated financial statements of Applied and to conduct such tests and related procedures as they deem necessary in accordance with generally accepted auditing standards. The opinion of the independent registered public accounting firm, based upon its audits of the consolidated financial statements, is contained in this Annual Report on Form 10-K.

/s/ MICHAEL R. SPLINTER

Michael R. Splinter
President and Chief Executive Officer

/s/ NANCY H. HANDEL

Nancy H. Handel
Group Vice President and Chief Financial Officer

December 14, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Applied Materials, Inc.

      We have audited the accompanying consolidated balance sheet of Applied Materials, Inc. and subsidiaries (the Company) as of October 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as of and for the year ended October 31, 2004, listed at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Materials, Inc. and subsidiaries as of October 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule as of and for the year ended October 31, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP

Mountain View, California
December 14, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Applied Materials, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) on page 37 present fairly, in all material respects, the financial position of Applied Materials, Inc. and its subsidiaries at October 26, 2003, and the results of their operations and their cash flows for each of the two years in the period ended October 26, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 37 presents fairly, in all material respects, the information set forth therein for each of the two years in the period ended October 26, 2003, when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule data based on our audits. We conducted our audits of these statements in accordance with auditing standards of the Public Company Accounting Oversight Board of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Jose, California
November 12, 2003

INDEX TO EXHIBITS

      These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit No.		Description

3.1		Certificate of Incorporation of Applied Materials, Inc., as amended and restated through March 31, 2000, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 30, 2000 (file no. 002-45028) filed June 8, 2000.
3.2		Certificate of Designation, Preferences and Rights of the Terms of the Series A Junior Participating Preferred Stock dated as of July 9, 1999, incorporated by reference to Applied’s Form 10-Q for the quarter ended August 1, 1999 (file no. 000-06920) filed September 14, 1999.
3.3		Bylaws of Applied Materials, Inc., as amended and restated through November 28, 2001, incorporated by reference to Applied’s Form 10-K for fiscal year 2001 (file no. 002-45028) filed January 23, 2002.
4.1		Form of Indenture (including form of debt security) between Applied Materials, Inc. and Harris Trust Company of California, as Trustee, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed August 17, 1994.
4.2		Rights Agreement, dated as of July 7, 1999, between Applied Materials, Inc. and Harris Trust and Savings Bank, as Rights Agent, incorporated by reference to Applied’s Registration Statement on Form 8-A (file no. 000-06920) dated July 13, 1999.
4.3		First Amendment to Rights Agreement, dated as of November 6, 2002, between Applied Materials, Inc. and Computershare Investor Services, LLC, as Rights Agent, incorporated by reference to Applied’s Registration Statement on Form 8-A/ A (file no. 000-06920) dated November 25, 2002.
10.1*		The 1976 Management Stock Option Plan, as amended to October 5, 1993, incorporated by reference to Applied’s Form 10-K for fiscal year 1993 (file no. 000-06920) filed December 21, 1993.
10.2*		Applied Materials, Inc. Supplemental Income Plan, as amended, including Participation Agreements with James C. Morgan, Walter Benzing, and Robert Graham, incorporated by reference to Applied’s Form 10-K for fiscal year 1981 (file no. 000-06920) filed January 22, 1982.
10.3*		Amendment to Supplemental Income Plan, dated July 20, 1984, incorporated by reference to Applied’s Form 10-K for fiscal year 1984 (file no. 000-06920) filed January 25, 1985.
10.4*		The Applied Materials, Inc. Employee Financial Assistance Plan, incorporated by reference to Applied’s Definitive Proxy Statement (file no. 000-06920) filed February 5, 1981.
10.5*		Applied Materials, Inc. Supplemental Income Plan as amended to December 15, 1988, including the Participation Agreement with James C. Morgan, incorporated by reference to Applied’s Form 10-K for fiscal year 1988 (file no. 000-06920) filed January 23, 1989.
10.6		License Agreement dated January 1, 1992, between Applied Materials and Varian Associates, Inc., incorporated by reference to Applied’s Form 10-K for fiscal year 1992 (file no. 000-06920) filed December 16, 1992.
10.7*		Amendment dated December 9, 1992 to Applied Materials, Inc. Supplemental Income Plan dated June 4, 1981 (as amended to December 15, 1988), incorporated by reference to Applied’s Form 10-K for fiscal year 1993 (file no. 000-06920) filed December 21, 1993.
10.8*		Applied Materials, Inc. Executive Deferred Compensation Plan, as amended and restated on April 1, 1995, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 30, 1995 (file no. 000-06920) filed June 7, 1995.
10.9		Applied Materials, Inc. Medium-Term Notes, Series A Distribution Agreement, dated August 24, 1995, incorporated by reference to Applied’s Form 10-K for fiscal year 1995 (file no. 000-06920) filed January 12, 1996.
10.10	*	Amendment No. 1 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 26, 1998 (file no. 000-06920) filed September 9, 1998.

Exhibit No.		Description

10.11	*	Amendment No. 2 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 26, 1998 (file no. 000-06920) filed September 9, 1998.
10.12		Receivables Purchase Agreement dated October 22, 1998, between Applied Materials, Inc. and Deutsche Financial Services Corporation, incorporated by reference to Applied’s Form 10-K for fiscal year 1998 (file no. 000-06920) filed January 20, 1999.
10.13	*	Applied Materials, Inc. amended and restated Employees’ Stock Purchase Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2002 (file no. 000-06920) filed January 23, 2003.
10.14		Amendment dated January 26, 1999 to Receivables Purchase Agreement dated October 22, 1998, between Applied Materials, Inc. and Deutsche Financial Services Corporation, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 31, 1999 (file no. 000-06920) filed March 9, 1999.
10.15		Receivables Purchase Agreement dated January 26, 1999, between Applied Materials, Inc. and Deutsche Financial Services (UK) Limited, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 31, 1999 (file no. 000-06920) filed March 9, 1999.
10.16		Second Amendment dated April 28, 1999 to Receivables Purchase Agreement dated October 22, 1998, between Applied Materials, Inc. and Deutsche Financial Services Corporation, incorporated by reference to Applied’s Form 10-Q for the quarter ended May 2, 1999 (file no. 000-06920) filed June 15, 1999. (Confidential treatment has been granted for Certain portions of the agreement.)
10.17		Amendment dated April 28, 1999 to Receivables Purchase Agreement dated January 26, 1999, between Applied Materials, Inc. and Deutsche Financial Services Corporation (UK) Limited, incorporated by reference to Applied’s Form 10-Q for the quarter ended May 2, 1999 (file no. 000-06920) filed June 15, 1999 (Confidential treatment has been granted for Certain portions of the agreement.)
10.18	*	Applied Materials, Inc. Nonqualified Stock Option Agreement related to the Employee Stock Incentive Plan, as amended (formerly named the “Applied Materials, Inc. 1995 Equity Incentive Plan”), incorporated by reference to Applied’s Form 10-Q for the quarter ended May 2, 1999 (file no. 000-06920) filed June 15, 1999.
10.19		Form of Indemnification Agreement between Applied Materials, Inc. and Non-Employee Directors, dated June 11, 1999, incorporated by reference to Applied’s Form 10-K for fiscal year 1999 (file no. 333-88777) filed January 31, 2000.
10.20		Form of Indemnification Agreement between Applied Materials, Inc. and James C. Morgan and Dan Maydan, dated June 11, 1999, incorporated by reference to Applied’s Form 10-K for fiscal year 1999 (file no. 333-88777) filed January 31, 2000.
10.21		Form of Indemnification Agreement between Applied Materials, Inc. and certain of its officers, incorporated by reference to Applied’s Form 10-K for fiscal year 1999 (file no. 333-88777) filed January 31, 2000.
10.22	*	Applied Materials, Inc. amended and restated Senior Executive Bonus Plan, incorporated by reference to Applied’s Definitive Proxy Statement (file no. 000-06920) filed February 15, 2002.
10.23	*	Form of Applied Materials, Inc. Nonqualified Stock Option Grant Agreement for use under the Employee Stock Incentive Plan, as amended (formerly named the “Applied Materials Inc. 1995 Equity Incentive Plan”) incorporated by reference to Applied’s Form 10-Q for the quarter ended April 29, 2001 (file no. 002-45028) filed June 7, 2001.
10.24	*	Applied Materials, Inc. amended and restated Stock Purchase Plan for Offshore Employees, incorporated by reference to Applied’s S-8 (file no. 033-63847) filed October 31, 1995.
10.25	*	Applied Materials, Inc. amended and restated 30th Anniversary Stock Option Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2002 (file no. 000-06920) filed January 23, 2003.
10.26	*	Applied Materials, Inc. amended and restated 1998 Non-Executive Employee Retention Stock Option Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2002 (file no. 000-06920) filed January 23, 2003.

Exhibit No.		Description

10.27	*	Applied Materials, Inc. amended and restated 2000 Global Equity Incentive Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2002 (file no. 000-06920) filed January 23, 2003.
10.28	*	Applied Materials, Inc. Profit Sharing Scheme (Ireland), incorporated by reference to Applied’s S-8 (file no. 333-45011) filed January 27, 1998.
10.29	*	Applied Materials, Inc. Stock Purchase Plan for Offshore Employees, as amended through April 16, 2002, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 27, 2003 (file no. 000-06920) filed June 11, 2003.
10.30	*	Term Sheet for employment of Michael R. Splinter, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 27, 2003 (file no. 000-06920) filed June 11, 2003.
10.31	*	Restricted Stock Agreement for Michael R. Splinter, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 27, 2003 (file no. 000-06920) filed June 11, 2003.
10.32		Program for Accounts Receivable Transfer Agreement dated April 9, 2003 between Applied Materials, Inc. and Bank of America, N.A., incorporated by reference to Applied’s Form 10-Q for the quarter ended April 27, 2003 (file no. 000-06920) filed June 11, 2003. (Confidential treatment has been granted for the redacted portion of the agreement.)
10.33		$250,000,000 364-Day Credit Agreement dated September 19, 2003 among Applied Materials, Inc., Citicorp USA, Inc., as administrative agent, and the lenders listed therein, incorporated by reference to Applied’s Form 10-K for fiscal year 2003 (file no. 000-06920) filed January 13, 2004. (Confidential treatment has been granted for the redacted portions of the agreement.)
10.34		$250,000,000 Three-Year Credit Agreement dated as of September 19, 2003 among Applied Materials, Inc., Citigroup USA, Inc., as administrative agent, and the lenders listed therein, incorporated by reference to Applied’s Form 10-K for fiscal year 2003 (file no. 000-06920) filed January 13, 2004. (Confidential treatment has been requested for redacted portions of the agreement.)
10.35	*	Applied Materials, Inc. Employee Stock Incentive Plan, as amended (formerly named the “Applied Materials, Inc. 1995 Equity Incentive Plan”) incorporated by reference to Applied’s Definitive Proxy Statement (file no. 000-06920) filed February 17, 2004.
10.36		Amendment No. 1 to $250,000,000 364-Day Credit Agreement dated September 17, 2004 among Applied Materials, Inc., Citicorp USA, Inc., as administrative agent, and the lenders listed therein.
10.37		Amendment No. 1 to $250,000,000 Three-Year Credit Agreement dated as of September 17, 2004 among Applied Materials, Inc., Citicorp USA, Inc., as administrative agent, and the lenders listed therein.
10.38		Binding Memorandum of Understanding between Applied Materials, Inc. and Novellus Systems, Inc. dated September 20, 2004, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed September 24, 2004. (Confidential treatment has been requested for redacted portions of the agreement.)
10.39		Separation Agreement between Applied Materials, Inc. and Joseph R. Bronson dated November 30, 2004.
12		Ratio of Earnings to Fixed Charges.
21		Subsidiaries of Applied Materials, Inc.
23.1		Consent of Independent Registered Public Accounting Firm, KPMG LLP.
23.2		Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
24		Power of Attorney.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ MICHAEL R. SPLINTER

Michael R. Splinter
President and Chief Executive Officer

Dated: December 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ MICHAEL R. SPLINTER Michael R. Splinter	President, Chief Executive Officer and Director (Principal Executive Officer)	December 15, 2004

/s/ NANCY H. HANDEL Nancy H. Handel	Group Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 15, 2004

Directors:

* James C. Morgan	Chairman of the Board	December 15, 2004

* Michael H. Armacost	Director	December 15, 2004

* Deborah A. Coleman	Director	December 15, 2004

* Herbert M. Dwight, Jr.	Director	December 15, 2004

* Philip V. Gerdine	Director	December 15, 2004

* Paul R. Low	Director	December 15, 2004

* Dan Maydan	Director	December 15, 2004

		Title	Date

Steven L. Miller		Director	December 15, 2004

* Gerhard H. Parker		Director	December 15, 2004

Willem P. Roelandts		Director	December 15, 2004

Representing a majority of the members of the Board of Directors.

*By	/s/ MICHAEL R. SPLINTER Michael R. Splinter Attorney-in-Fact **

**	By authority of the power of attorney filed herewith.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

(In thousands)

	Balance at	Additions —		Balance at
Fiscal Year	Beginning of Year	Charged to Income	Deductions	End of Year

2002	$2,700	$—	$(625)	$2,075
2003	$2,075	$—	$(228)	$1,847
2004	$1,847	$686	$—	$2,533