Form 10-Q
period 2005-01-30
APPLIED MATERIALS INC /DE
filed 2005-03-01
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 30, 2005

or

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
(408) 727-5555
Registrant’s telephone number, including area code
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Number of shares outstanding of the issuer’s common stock as of January 30, 2005: 1,667,823,234

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements
APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended

	February 1,	January 30,
	2004	2005

	(In thousands, except per
	share amounts)
Net sales	$1,555,448	$1,780,576
Cost of products sold	879,279	990,351

Gross margin	676,169	790,225
Operating expenses:
Research, development and engineering	242,645	241,762
Marketing and selling	88,398	77,830
General and administrative	80,294	88,423
Restructuring, asset impairments and other charges	167,459	—

Income from operations	97,373	382,210
Interest expense	11,800	9,272
Interest income	31,273	36,658

Income before income taxes	116,846	409,596
Provision for income taxes	34,470	120,831

Net income	$82,376	$288,765

Earnings per share:
Basic	$0.05	$0.17
Diluted	$0.05	$0.17
Weighted average number of shares:
Basic	1,682,025	1,672,671
Diluted	1,735,268	1,687,140
See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS*

	October 31,	January 30,
	2004	2005

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,692,892	$1,634,484
Short-term investments	4,885,104	4,763,735
Accounts receivable, net	1,670,153	1,740,874
Inventories	1,139,368	1,204,182
Deferred income taxes	610,095	621,147
Other current assets	283,907	236,177

Total current assets	10,281,519	10,200,599
Property, plant and equipment	2,953,130	2,976,738
Less: accumulated depreciation and amortization	(1,607,602)	(1,646,967)

Net property, plant and equipment	1,345,528	1,329,771
Goodwill, net	257,321	337,825
Purchased technology and other intangible assets, net	50,291	82,625
Deferred income taxes and other assets	158,786	147,729

Total assets	$12,093,445	$12,098,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$45,864	$46,672
Accounts payable and accrued expenses	1,895,061	1,759,514
Income taxes payable	347,056	416,173

Total current liabilities	2,287,981	2,222,359
Long-term debt	410,436	416,244
Other liabilities	133,001	160,112

Total liabilities	2,831,418	2,798,715

Stockholders’ equity:
Common stock	16,803	16,678
Additional paid-in capital	2,070,733	1,818,616
Deferred stock compensation, net	(96)	—
Retained earnings	7,164,170	7,452,935
Accumulated other comprehensive income	10,417	11,605

Total stockholders’ equity	9,262,027	9,299,834

Total liabilities and stockholders’ equity	$12,093,445	$12,098,549

*	Amounts as of January 30, 2005 are unaudited. Amounts as of October 31, 2004 are derived from the October 31, 2004 audited consolidated financial statements.
See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended

	February 1,	January 30,
	2004	2005

	(In thousands)
Cash flows from operating activities:
Net income	$82,376	$288,765
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	88,756	79,185
Loss on fixed asset retirements	6,404	4,437
Non-cash portion of restructuring, asset impairments and other charges	80,900	—
Deferred income taxes	(6,025)	(8,767)
Amortization of deferred compensation	392	96
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(167,326)	(36,252)
Inventories	(47,230)	(34,262)
Other current assets	13,232	65,756
Other assets	(7,578)	2,626
Accounts payable and accrued expenses	151,408	(191,645)
Income taxes payable	21,074	58,322
Other liabilities	910	8,723

Cash provided by operating activities	217,293	236,984

Cash flows from investing activities:
Capital expenditures	(76,153)	(32,315)
Cash paid for acquisitions, net of cash acquired	—	(101,793)
Proceeds from sales and maturities of short-term investments	773,022	814,862
Purchases of short-term investments	(859,894)	(701,237)

Cash used for investing activities	(163,025)	(20,483)

Cash flows from financing activities:
Repayments of short-term debt and credit facilities	—	(13,290)
Repayments of long-term debt	(607)	(463)
Proceeds from common stock issuances	126,641	47,757
Common stock repurchases	(75,000)	(300,000)

Cash provided by/(used for) financing activities	51,034	(265,996)

Effect of exchange rate changes on cash	12,835	(8,913)

Increase/(decrease) in cash and cash equivalents	118,137	(58,408)
Cash and cash equivalents — beginning of period	816,710	1,692,892

Cash and cash equivalents — end of period	$934,847	$1,634,484

Supplemental cash flow information:
Cash payments for income taxes	$14,715	$58,809
Cash payments for interest	$67	$441
See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1	Basis of Presentation and Stock-Based Compensation

Basis of Presentation
      In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 31, 2004 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Form 10-K for the fiscal year ended October 31, 2004. Applied’s results of operations for the three months ended January 30, 2005 are not necessarily indicative of future operating results.
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (United States) requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
      Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2005 will contain 52 weeks, whereas fiscal 2004 contained 53 weeks. Correspondingly, the first fiscal quarter of 2005 contained 13 weeks, whereas the first fiscal quarter of 2004 contained 14 weeks.
      Auction rate securities in the amount of $589 million have been reclassified from cash and cash equivalents to short-term investments in the October 31, 2004 consolidated balance sheet to conform to the fiscal 2005 financial statement presentation. Accordingly, the statements of cash flows for the three months ended February 1, 2004 and January 30, 2005 reflect this presentation.

Stock-Based Compensation
      Applied measures compensation expense for its stock-based employee compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, until required otherwise by Statement of Financial Accounting Standards No. 123(R), as discussed further in Note 14. Under the intrinsic value method, as the exercise price of all options granted under these plans was not below the fair market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in the consolidated condensed statements of operations.
      In accordance with Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of Financial Accounting Standards Board (FASB) Statement No. 123” and Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” Applied’s pro forma option expense is computed using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Applied’s employee stock options have characteristics significantly different from those of publicly traded options.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The following table illustrates the effect on the net income and earnings per share if the fair value recognition provisions of SFAS 123, as amended, had been applied to options granted under Applied’s stock-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods. However, if the Company recognized the expense of equity programs in the consolidated statement of operations, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes.

	Three Months Ended

	February 1,	January 30,
	2004	2005

	(In thousands, except per
	share amounts)
Reported net income	$82,376	$288,765
Stock-based compensation expense, net of tax	(81,708)	(50,849)

Pro forma net income	$668	$237,916

Earnings per share as reported:
Basic	$0.05	$0.17
Diluted	$0.05	$0.17
Pro forma earnings per share:
Basic	$0.00	$0.14
Diluted	$0.00	$0.14
      Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $10.43 and $6.59 for the three months ended February 1, 2004 and January 30, 2005, respectively. The weighted average estimated fair value of purchase rights under employee stock purchase plans (ESPP) was $5.87 and $5.92 for the three months ended February 1, 2004 and January 30, 2005, respectively. Beginning in the first fiscal quarter of 2005, the computation of the expected volatility assumption used in the Black-Scholes calculations for new grants changed from being based solely on historical volatility to being based on a combination of historical and implied volatilities. For purposes of the weighted average estimated fair value calculations, the fair value of each stock option grant and stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended

	February 1,	January 30,
	2004	2005

Stock Options:
Dividend yield	None	None
Expected volatility	63%	45%
Risk-free interest rate	2.40%	3.30%
Expected life (in years)	3.6	4.0
ESPP:
Dividend yield	None	None
Expected volatility	69%	37%
Risk-free interest rate	1.82%	2.03%
Expected life (in years)	1.25	1.25

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 2	Earnings Per Share
      Basic earnings per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and equivalents (representing the dilutive effect of stock options) outstanding during the period. Applied’s net income has not been adjusted for any period presented for purposes of computing basic or diluted earnings per share.
      For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of Applied’s common stock for the period, as the effect would be anti-dilutive. Options to purchase shares of common stock that were excluded from the computation were as follows:

	Three Months Ended

	February 1,	January 30,
	2004	2005

	(In thousands, except prices)
Number of shares excluded	21,314	143,034
Average exercise price	$30.23	$21.13

Note 3	Accounts Receivable, Net
      Applied has agreements with various financial institutions to sell accounts receivable from selected customers. Applied also discounts letters of credit through various financial institutions. Under these agreements, Applied sold accounts receivable and discounted letters of credit in the amounts of $168 million and $46 million for the three months ended February 1, 2004 and January 30, 2005, respectively. Discounting fees were not material for all periods presented. As of January 30, 2005, $20 million of sold accounts receivable remained outstanding under these agreements. A portion of these sold accounts receivable is subject to certain recourse provisions. Applied has not experienced any losses under these recourse provisions.

Note 4	Inventories
      Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. Components of inventories were as follows:

	October 31,	January 30,
	2004	2005

	(In thousands)
Customer service spares	$427,403	$443,153
Raw materials	179,630	173,913
Work-in-process	222,663	258,198
Finished goods	309,672	328,918

	$1,139,368	$1,204,182

      Included in finished goods inventory is $88 million at October 31, 2004 and $116 million at January 30, 2005 of newly introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria, as set forth in Note 1 of the Notes to the Consolidated Financial Statements in Applied’s Form 10-K for the fiscal year ended October 31, 2004.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 5	Goodwill, Purchased Technology and Other Intangible Assets
      Details of unamortized intangible assets were as follows:

	October 31, 2004			January 30, 2005

		Other			Other
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total

	(In thousands)
Gross carrying amount	$303,191	$—	$303,191	$383,695	$17,860	$401,555
Accumulated amortization	(45,870)	—	(45,870)	(45,870)	—	(45,870)

	$257,321	$—	$257,321	$337,825	$17,860	$355,685

      In accordance with accounting principles generally accepted in the United States, goodwill is no longer subject to amortization but is subject to annual review for impairment, which Applied performs during the fourth quarter of each fiscal year. Accordingly, Applied conducted goodwill impairment tests in fiscal 2004, and the results of these tests indicated that Applied’s goodwill was not impaired. From October 31, 2004 to January 30, 2005, the change in goodwill was approximately $81 million, due to the acquisition of Metron Technology N.V. (Metron Technology) and the assets of ATMI, Inc.’s Treatment Systems (EcoSys) business completed in the first fiscal quarter of 2005 (see Note 12). Other intangible assets that are not subject to amortization consist primarily of a trade name resulting from the Metron Technology acquisition.
      Details of amortized intangible assets were as follows:

	October 31, 2004			January 30, 2005

		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total

	(In thousands)
Gross carrying amount	$331,693	$23,600	$355,293	$339,333	$37,547	$376,880
Accumulated amortization	(290,492)	(14,510)	(305,002)	(296,715)	(15,400)	(312,115)

	$41,201	$9,090	$50,291	$42,618	$22,147	$64,765

      Purchased technology and other intangible assets are amortized over their estimated useful lives of 2 to 10 years using the straight-line method. Aggregate amortization expense was $12 million and $7 million for the three months ended February 1, 2004 and January 30, 2005, respectively. As of January  30, 2005, future estimated amortization expense is expected to be $19 million for the remainder of fiscal 2005, $21 million for fiscal 2006, $10 million for fiscal 2007, $6 million for fiscal 2008, $4 million for fiscal 2009, and $5 million thereafter.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 6	Accounts Payable, Accrued Expenses, Guarantees and Contingencies
      Components of accounts payable and accrued expenses were as follows:

	October 31,	January 30,
	2004	2005

	(In thousands)
Accounts payable	$350,105	$375,544
Compensation and employee benefits	423,859	254,161
Installation and warranty	224,531	228,473
Deferred revenue	301,220	363,723
Customer deposits	125,466	115,639
Restructuring reserve	100,111	91,870
Other	369,769	330,104

	$1,895,061	$1,759,514

      Changes in the warranty reserves during the first fiscal quarter of 2004 and 2005 were as follows:

	Three Months Ended

	February 1,	January 30,
	2004	2005

	(In thousands)
Beginning balance	$138,407	$178,918
Provisions for warranty	36,905	45,944
Consumption of reserves	(35,242)	(41,844)

Ending balance	$140,070	$183,018

      Applied products are generally sold with a 12-month warranty period following installation. The provision for the estimated cost of warranty is recorded when revenue is recognized. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product, configuration and geographic region. Quarterly warranty consumption is generally associated with sales that occurred during the preceding four quarters, and quarterly warranty provisions are generally related to the current quarter’s sales.
      During the ordinary course of business, Applied also provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 30, 2005, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was approximately $54 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.
      Applied also has additional guarantee arrangements on behalf of certain subsidiaries. As of January 30, 2005, Applied has not previously recorded any liability related to guarantees of subsidiary obligations. Applied does not expect, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid in the future under these arrangements. Subsidiary guarantees as of January 30, 2005 totaled approximately $223 million and were associated with the following types of arrangements: short-term borrowing facilities, overdraft facilities, customs guarantees and leases. In the event of use and subsequent default of these facilities by Applied’s subsidiaries, such arrangements would be guaranteed by Applied. In addition, certain subsidiaries have lease facility arrangements guaranteed by Applied. These leases will expire between 2009 and 2014. In the event that the subsidiaries do not make the

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
required payments, Applied could be required to pay the leases on behalf of the subsidiaries. As of January 30, 2005, quarterly lease obligations under these arrangements approximated $3 million.
      Applied is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Applied from time to time is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, product performance, product liability, unfair competition, employment and other matters. In addition, Applied on occasion receives notification from customers who believe that Applied owes them indemnification or other obligations related to infringement claims made against the customers by third parties. Applied evaluates, among other factors, the degree of probability of an unfavorable outcome and reasonably estimates the amount of the loss. Significant judgment is required in both the determination of the probability and as to whether an exposure can be reasonably estimated. When Applied determines that a loss is probable and the amount of the loss is reasonably estimable, the effect is recorded in the consolidated financial statements. Significant changes in legal proceedings and claims or the factors considered in the evaluation of those matters could have a material adverse effect on Applied’s business, financial condition and results of operations. Discussion of legal matters is incorporated by reference from Part II, Item 1, Legal Proceedings, of this report, and should be considered as an integral part of the Consolidated Condensed Financial Statements and these Notes.

Note 7	Restructuring, Asset Impairments and Other Charges
      Restructuring, asset impairments and other charges for the first fiscal quarter of 2004 totaled $167 million, consisting of $65 million for facility consolidations, $96 million for other costs and $6 million for severance and benefits. The $96 million of other costs primarily consisted of $102 million of fixed asset writeoffs associated with facility consolidations during the first fiscal quarter of 2004, which was offset by a $6 million reversal of restructuring reserves associated with prior periods’ restructuring plans. In connection with the restructuring action in the first fiscal quarter of 2004, Applied consolidated certain facilities located primarily in Santa Clara, California. Additionally, Applied reduced its global workforce by approximately 130 positions or one percent. The majority of the affected employees were based in Santa Clara, California and Europe and represented multiple company functions.
      There were no restructuring, asset impairments or other charges for the first fiscal quarter of 2005.
      Changes in restructuring reserves for the three months ended January 30, 2005 were as follows:

	Facilities	Other	Total

	(In thousands)
Balance, October 31, 2004	$98,005	$2,106	$100,111
Cash paid	(7,129)	(1,112)	(8,241)

Balance, January 30, 2005	$90,876	$994	$91,870

      As of January 30, 2005, the restructuring reserve balances consist principally of remaining lease commitments associated with facilities that continue through fiscal 2009.

Note 8	Derivative Financial Instruments
      Applied’s derivative financial instruments, consisting of currency forward exchange and option contracts, are recorded at fair value on the consolidated balance sheet, either in other current assets or accounts payable and accrued expenses. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, are recognized in the consolidated results of operations. The effective portion of the gain/(loss) is reported as a component of accumulated other comprehensive income in

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
stockholders’ equity, and is reclassified into results of operations when the hedged transaction affects income/(loss). All amounts included in accumulated other comprehensive income as of January 30, 2005 will be reclassified to results of operations within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness, and are recognized in cost of products sold or expensed. The change in option and forward time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, Applied recognizes the gain/(loss) on the associated financial instrument in general and administrative expenses. The amounts recognized due to the anticipated transactions failing to occur were not material for all periods presented.
      Accumulated other comprehensive income related to derivative activities for the three months ended January 30, 2005 increased by $1 million, which consisted primarily of the net change in the fair value of derivatives.

Note 9	Stockholders’ Equity

Comprehensive Income
      Components of comprehensive income, on an after-tax basis where applicable, were as follows:

	Three Months Ended

	February 1,	January 30,
	2004	2005

	(In thousands)
Net income	$82,376	$288,765
Change in unrealized net gain on investments	290	(9,177)
Change in unrealized net gain on derivative instruments qualifying as cash flow hedges	6,015	854
Foreign currency translation adjustments	10,166	9,511

Comprehensive income	$98,847	$289,953

      Components of accumulated other comprehensive income, on an after-tax basis where applicable, were as follows:

	October 31,	January 30,
	2004	2005

	(In thousands)
Unrealized net gain on investments	$11,435	$2,258
Unrealized net gain on derivative instruments qualifying as cash flow hedges	646	1,500
Cumulative translation adjustments	(1,664)	7,847

Accumulated other comprehensive income	$10,417	$11,605

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
and may also make additional stock repurchases from time to time, depending on market conditions, stock price and other factors.
      During the three months ended January 30, 2005, Applied repurchased 17,341,000 shares of its common stock at an average price of $17.30 for a cash outlay of $300 million. During the three months ended February 1, 2004, Applied repurchased 3,253,000 shares of its common stock at an average price of $23.05 for a cash outlay of $75 million.

Note 10	Employee Benefit Plans
      Applied sponsors a number of employee benefit plans, including defined benefit plans of foreign subsidiaries. The components of the net periodic pension costs of these defined benefit plans for the three months ended February 1, 2004 and January 30, 2005 were as follows:

	Three Months Ended

	February 1,	January 30,
	2004	2005

	(In thousands)
Service cost	$3,186	$3,481
Interest cost	1,460	1,764
Expected return on plan assets	(565)	(690)
Amortization of transition obligation	41	14
Amortization of prior service costs	34	35
Amortization of net (gain)/loss	409	386

Net periodic pension cost	$4,565	$4,990

Note 11	Borrowing Facilities
      Applied has credit facilities for unsecured borrowings in various currencies of up to approximately $686 million, of which $500 million is comprised of two revolving credit agreements in the United States with a group of banks. One agreement, for 364 days, is a $250 million line of credit that expires in September 2005, and is expected to be renewed, and the other is a $250 million line of credit that expires in September 2006. The agreements provide for borrowings at various rates, including the lead bank’s prime reference rate, and include financial and other covenants with which Applied was in compliance at October 31, 2004 and January 30, 2005. No amounts were outstanding under these agreements at October 31, 2004 or at January 30, 2005. The remaining credit facilities of approximately $186 million are with Japanese banks at rates indexed to their prime reference rate and are denominated in Japanese yen. No amounts were outstanding under these Japanese credit facilities at October 31, 2004 or at January 30, 2005.

Note 12	Business Combinations
      On December 16, 2004, Applied acquired the assets of ATMI, Inc.’s Treatment Systems (EcoSys) business, which supports the gas abatement requirements of process equipment for semiconductor manufacturing and other industrial applications, for approximately $16 million in cash. In connection with this acquisition, Applied recorded goodwill of $5 million, purchased technology and other intangible assets of $8 million and other items of $3 million, including liabilities assumed upon acquisition.
      On December 14, 2004, Applied acquired substantially all of the operating subsidiaries and businesses of Metron Technology N.V., which provides a wide range of outsource solutions to the semiconductor industry, for approximately $85 million in cash. In connection with this acquisition, Applied recorded goodwill of

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
$76 million and other intangible assets of $31 million, partially offset by other items of $22 million, primarily for net liabilities assumed upon acquisition.
      On June 14, 2004, Applied acquired Torrex Equipment Corporation, a developer of a multi-wafer system that utilizes chemical vapor deposition and atomic layer deposition processes to address front-end semiconductor manufacturing applications, for $7 million in cash. In connection with this acquisition, Applied recorded goodwill of $11 million, partially offset by other items of $4 million, primarily for net liabilities assumed upon acquisition.
      For the purchase business combinations discussed above, the results of operations prior to the acquisition dates were not material in relation to those of Applied for any of the periods presented herein. The in-process research and development expenses related to these transactions were not material. Goodwill is not amortized but is reviewed periodically for impairment, and purchased technology is amortized over its useful life of 2 to 10 years. Completed acquisitions have not had, and are not expected to have, a material effect on Applied’s consolidated financial condition or results of operations.

Note 13	Consolidation of Variable Interest Entities
      Applied has a venture capital fund, Applied Materials Ventures I, L.P. (the Fund), that invests in privately-held, early-stage companies engaged in developing systems, components and devices relating to nanotechnology and/or communications technology for specific applications and products. The Fund is a limited partnership, with Applied as the sole limited partner and an independent party as the general partner. During the fourth quarter of fiscal 2004, Applied exercised its right to limit capital contributions to the Fund to $25 million and to elect to terminate the partnership. As a result, under the provisions of the partnership agreement, the partnership will be dissolved, and the activities of the partnership will be concluded six months following the election to terminate the partnership. Applied’s cumulative capital contributions to the Fund totaled approximately $23 million through October 31, 2004 and $24 million through January 30, 2005.
      FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” as amended, provides guidance on the identification, classification and accounting of variable interest entities. The Fund qualifies for consolidation under FIN 46 and was consolidated in Applied’s consolidated financial statements during the first quarter of fiscal 2004. The consolidation of the Fund did not have a material impact on Applied’s consolidated financial condition or results of operations for the periods presented.

Note 14	Recent Accounting Pronouncements
      In December 2004, FASB issued Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123(R) will be effective for Applied beginning with the fourth fiscal quarter of 2005. Applied is currently evaluating the impact of SFAS 123(R) to its consolidated financial statements. See Note 1 for information related to the pro forma effect on Applied’s reported net income and net earnings per share of applying the fair value recognition provisions of the previous SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.
      In December 2004, FASB issued FASB Staff Position No. 109-2 (FSP 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (Repatriation Provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the Repatriation Provision. Applied has

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
not yet completed its evaluation of the Repatriation Provision. However, at this time, the Repatriation Provision is not expected to have a material effect on Applied’s provision for income taxes.
      In June 2004, FASB ratified Emerging Issues Task Force Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. Pending issuance of new guidance, the Company has not yet determined the full impact of EITF 03-1 on Applied’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements in this Quarterly Report on Form 10-Q, including those made by management of Applied Materials, Inc. and its subsidiaries (Applied or the Company), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Applied’s future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and semiconductor industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the section titled “Trends, Risks and Uncertainties.” Other risks and uncertainties are disclosed in Applied’s prior SEC filings, including its Annual Report on Form 10-K for the fiscal year ended October 31, 2004. These and many other factors could affect Applied’s future financial operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this report or elsewhere by Applied or on its behalf. Applied undertakes no obligation to revise or update any forward-looking statements.
Overview
      Applied develops, manufactures, markets and services integrated circuit fabrication equipment for the global semiconductor industry. Product development and manufacturing activities primarily occur in North America, the United Kingdom and Israel. Applied’s broad range of equipment and service products are highly technical and, as a result, are sold through a direct sales force. Customer demand for spare parts and services is fulfilled through a global spare parts distribution system and trained service engineers located around the world in close proximity to customer sites.
      As a supplier to the global semiconductor industry, Applied’s results are primarily driven by worldwide demand for integrated circuits, which in turn depends on end-user demand for electronic products. The global semiconductor industry is volatile, and consequently Applied’s operating results have reflected this volatility.
      The following table presents certain significant measurements for the three months ended February 1, 2004 and January 30, 2005:

	Three Months Ended

	February 1,	January 30,
	2004	2005	% Change

	(In millions, except per share
	amounts and percentages)
New orders	$1,683	$1,675	—%
Net sales	$1,555	$1,781	14%
Gross margin	$676	$790	17%
Gross margin percent	43.5%	44.4%	2%
Net income	$82	$289	251%
Earnings per share	$0.05	$0.17	261%
      Operating results for fiscal 2004 reflected a recovery in the semiconductor industry and the global economy. In addition, Applied gained market share in critical areas, including 300mm equipment and copper interconnect, improved operational efficiencies, and further increased its cash position. Operating results in the first quarter of fiscal 2005 reflected a challenging environment after rapid growth during fiscal 2004 that peaked in the second half of 2004 and slowed thereafter. As growth slowed in semiconductor demand, chip manufacturers reduced production and delayed capacity additions. The operating results in the first quarter of fiscal 2005 were achieved by continuing to focus on cost controls, despite declining orders and net sales.

      Applied’s long-term opportunities depend in part on successful execution of a growth strategy, including increasing market share in existing markets, expanding into related markets, and cultivating new markets and business models. These opportunities are also subject to: (1) global economic conditions; (2) advanced technology and/or capacity requirements of semiconductor manufacturers and their capital investment trends; (3) the profitability of semiconductor manufacturers; (4) supply and demand for semiconductors; (5) continued investment in research, development and engineering (RD&E); and (6) relative competitiveness of Applied’s equipment and service products. For this and other reasons set forth in the section entitled “Trends, Risks and Uncertainties,” Applied’s prior consolidated results of operations may not necessarily be indicative of future operating results.
Results of Operations
      Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2005 will contain 52 weeks, whereas fiscal 2004 contained 53 weeks. Correspondingly, the first fiscal quarter of 2005 contained 13 weeks, whereas the first fiscal quarter of 2004 contained 14 weeks.
      Applied received new orders of $1.7 billion for the first fiscal quarter of 2005, compared to $2.6 billion for the fourth fiscal quarter of 2004 and $1.7 billion for the first fiscal quarter of 2004. New orders for the first fiscal quarter of 2005 decreased by 36 percent from the preceding quarter and were relatively flat with the first fiscal quarter of 2004. The decrease in new orders from the previous quarter was broad-based, occurring in virtually all regions and products, and was primarily attributable to reduced demand throughout Asia, especially in Japan, and lower demand for flat panel display equipment than in the previous quarter. The decrease in new orders was partially offset by annual service contract renewals.
      New orders by region for the past two consecutive quarters were as follows:

	Three Months Ended

	October 31,		January 30,
	2004		2005

	($)	(%)	($)	(%)

	(Dollars in millions)
Taiwan	655	25	522	31
North America(1)	437	17	326	20
Europe	280	11	293	17
Korea	418	16	246	15
Japan	538	20	156	9
Asia-Pacific(2)	295	11	132	8

Total	2,623	100	1,675	100

(1)	Primarily the United States.

(2)	Includes China.
      Applied’s backlog for the most recent three fiscal quarters was as follows: $3.2 billion at January 30, 2005, $3.4 billion at October 31, 2004 and $3.0 billion at August 1, 2004. Backlog consists only of orders for which written authorizations have been accepted, shipment dates within 12 months have been assigned and revenue has not been recognized. Due to the potential for customer changes in delivery schedules or cancellation of orders, Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods.
      During fiscal 2004, net sales increased from $1.6 billion in the first fiscal quarter to $2.0 billion in the second fiscal quarter and then to $2.2 billion in each of the third and fourth fiscal quarters. Net sales in the first fiscal quarter of 2005 decreased to $1.8 billion. The overall decrease in net sales from the preceding quarters was primarily due to chip manufacturers reducing production and delaying capacity additions, particularly in older technologies and by foundry customers.

      Net sales by region for the first fiscal quarters of 2004 and 2005 were as follows:

	Three Months Ended

	February 1,		January 30,
	2004		2005

	($)	(%)	($)	(%)

	(Dollars in millions)
North America(1)	224	15	399	22
Korea	189	12	337	19
Japan	323	21	330	19
Taiwan	378	24	305	17
Europe	171	11	236	13
Asia-Pacific(2)	270	17	174	10

Total	1,555	100	1,781	100

(1)	Primarily the United States.

(2)	Includes China.
      Gross margin percentage was 44.4 percent for the first fiscal quarter of 2005, compared to 46.6 percent for the fourth fiscal quarter of 2004 and 43.5 percent for the first fiscal quarter of 2004. The decrease in the gross margin percentage for the first fiscal quarter of 2005 from that of the previous quarter was principally attributable to the combination of product mix and lower factory absorption. The increase in the gross margin percentage for the first fiscal quarter of 2005 from that of the first fiscal quarter of 2004 is due principally to higher revenue levels.
      Operating expenses include expenses related to RD&E, marketing and selling (M&S), general and administrative (G&A), net litigation settlement expenses, and restructuring, asset impairments and other charges. Expenses related to RD&E, M&S, G&A and net litigation settlement expenses were $408 million for the first fiscal quarter of 2005, compared to $489 million for the fourth fiscal quarter of 2004 and $411 million for the first fiscal quarter of 2004. Lower total operating expenses during the first fiscal quarter of 2005 were principally attributable to reduced variable compensation and continued focus on controlling the overall cost structure.
      Restructuring, asset impairments and other charges for the first fiscal quarter of 2004 totaled $167 million, consisting of $65 million for facility consolidations, $96 million for other costs and $6 million for severance and benefits. The $96 million of other costs primarily consisted of $102 million of fixed asset write-offs associated with facility consolidations during the first fiscal quarter of 2004, which was offset by a $6 million reversal of restructuring reserves associated with prior periods’ restructuring plans. In connection with the restructuring action in the first fiscal quarter of 2004, Applied consolidated certain facilities located primarily in Santa Clara, California. Additionally, Applied reduced its global workforce by approximately 130 positions or one percent. The majority of the affected employees were based in Santa Clara, California and Europe and represented multiple company functions.
      There were no restructuring, asset impairments or other charges for the first fiscal quarter of 2005.
      Net interest income was $27 million and $19 million for the three months ended January 30, 2005 and February 1, 2004, respectively. Higher net interest income during the first fiscal quarter of 2005 was primarily due to higher average portfolio yields.
Financial Condition, Liquidity and Capital Resources
      During the first fiscal quarter of 2005, Applied decreased its cash, cash equivalents and short-term investments by $180 million from $6.6 billion as of October 31, 2004 to $6.4 billion as of January 30, 2005.

      Applied generated $237 million of cash from operating activities for the three months ended January 30, 2005. The primary source of operating cash flow for the three months ended January 30, 2005 was from net income, as adjusted to exclude the effect of non-cash charges, which was partially offset by changes in working capital levels, including accounts payable and accrued expenses. Applied utilized programs to sell accounts receivable of $46 million for the three months ended January 30, 2005. The sales of these accounts receivable increased cash and reduced accounts receivable and days sales outstanding. However, days sales outstanding increased from 69 days at the end of the fourth fiscal quarter of 2004 to 89 days at the end of the first fiscal quarter of 2005 due to a change in the regional sales mix and the resulting relative decrease in the amount of accounts receivable sold and the change in the amount and timing of shipments. Availability and usage of these accounts receivable sale programs depend on many factors, including the willingness of financial institutions to purchase accounts receivable and the cost of such arrangements. For further details regarding accounts receivable sales, see Note 3 of Notes to Consolidated Condensed Financial Statements. Inventories increased by $65 million during the three months ended January 30, 2005 as a result of acquisitions and increased inventory to support build volumes of certain products.
      Applied used $20 million of cash for investing activities during the three months ended January 30, 2005. Capital expenditures totaled $32 million, and proceeds from sales and maturities of short-term investments, net of purchases of short-term investments, totaled $114 million. Applied also paid $102 million, net of cash acquired, during the three months ended January 30, 2005 for the Metron Technology and EcoSys acquisitions, as discussed in Note 12 of Notes to Consolidated Condensed Financial Statements.
      Applied used $266 million of cash for financing activities during the three months ended January 30, 2005, consisting primarily of $300 million of common stock repurchases, as compared to common stock repurchases of $500 million during the fourth fiscal quarter of 2004. Applied also paid $13 million in cash during the three months ended January 30, 2005 for repayments of short-term debt and credit facilities that were assumed in the Metron Technology acquisition discussed in Note 12 of Notes to Consolidated Condensed Financial Statements. Applied generated cash of $48 million during the three months ended January 30, 2005 from proceeds from the issuance of common stock under employee stock plans.
      Although cash requirements will fluctuate based on the timing and extent of many factors such as those discussed above, Applied’s management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy Applied’s liquidity requirements for the next 12 months. For further details regarding Applied’s operating, investing and financing activities, see the Consolidated Condensed Statements of Cash Flows.
Critical Accounting Policies
      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. For further information on the critical accounting policies of Applied, see the discussion of critical accounting policies in Applied’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004.
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
      The semiconductor industry is characterized by rapid ongoing changes, including: (1) changes in customers’ capacity requirements and capital spending, which depend in part on customers’ inventory levels relative to demand for their products; (2) the importance of driving down cost of ownership of systems; (3) more complex technology requirements; (4) the increasing significance of consumer electronics as a driver for chip demand and the related focus on lower prices; (5) varying levels of business information technology spending; (6) the growing types and varieties of integrated circuits and applications; (7) an increasing number of applications across multiple substrate sizes in the semiconductor industry, resulting in divergent interests among semiconductor manufacturers; (8) a rising percentage of business from customers in Asia and emergence of customers and competitors in new geographical regions; (9) customer demands for shorter lead times for the manufacture and installation of integrated circuit manufacturing equipment; (10) the increasing productivity and reliability of integrated circuit manufacturing equipment; and (11) higher capital requirements for new integrated circuit fabrication plants. These changes, individually or in combination, are increasing the need for customer partnering, use of foundries, collaborative research and development efforts and process integration support. These changes also heighten the importance of spare parts and service product offerings as a competitive advantage for integrated circuit equipment manufacturers, even though service products historically have resulted, and may in the future result, in lower gross margins than system products. In addition, key integrated circuit manufacturers have become influential in technology decisions made by their global partners. If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the semiconductor industry, its business, financial condition and results of operation could be materially and adversely affected.

Applied is exposed to the risks of operating a global business.
      During the first fiscal quarter of 2005, more than 80 percent of Applied’s net sales were to regions outside the United States. Certain manufacturing facilities and suppliers of Applied are also located outside the United States. Managing Applied’s global operations presents challenges including, but not limited to, those arising from periodic regional economic downturns, global trade issues, varying regional and geopolitical business conditions and demands, variations in protection of intellectual property and other legal rights in different jurisdictions, differences in the ability to develop relationships with suppliers and other local businesses, changes in United States and international laws and regulations, including United States export restrictions, fluctuations in interest and currency exchange rates, the need to provide sufficient levels of technical support in different locations, cultural differences, special government-supported efforts to develop “local” integrated circuit manufacturing equipment companies, and shipping delays. Many of these challenges are present in China, a large potential market for integrated circuit equipment and an area that Applied anticipates will continue to present a significant opportunity for growth over the long term. These challenges, as well as global uncertainties with respect to: (1) economic growth rates in various countries; (2) consumer confidence; (3) sustainability, timing, rate and amount of demand for electronics products and semiconductors; (4) capital spending by integrated circuit manufacturers; (5) price trends for certain semiconductor devices; and (6) political instability, epidemics, terrorism or acts of war where Applied has operations or sales may materially and adversely affect Applied’s business, financial condition and results of operations.

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
      Applied’s customer base is and has been highly concentrated. Orders from a relatively limited number of manufacturers of integrated circuits have accounted for, and likely will continue to account for, a substantial portion of Applied’s net sales. In addition, sales to any single customer may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or delay or cancel orders, Applied may not be able to replace the business. As Applied’s products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant non-recoverable costs. Major customers may also demand and receive pricing, payment terms or other conditions which are less favorable to Applied. In addition, certain customers have formed strategic alliances or collaborative efforts that result in additional complexities in managing individual customer relationships and transactions. These factors could have a material adverse effect on Applied’s business, financial condition and results of operations.

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
      Applied’s success and competitiveness depend in large part on its ability to attract, retain and motivate key employees, including those in managerial, technical, marketing and support roles. Achieving this objective may be difficult due to fluctuations in global economic and industry conditions. Changes in the Company’s management and leadership may also affect employee retention and be disruptive to operations. Furthermore, Applied historically has used stock options and other equity incentives as key components of its employee compensation program to encourage employee retention, provide competitive compensation packages, and align employees’ interests with those of other stockholders. Changes in accounting rules implemented by the Financial Accounting Standards Board (FASB) in December 2004 will require Applied to record a charge to earnings for grants to employees of stock options and certain other equity incentives beginning in Applied’s fourth fiscal quarter of 2005. This requirement reduces the attractiveness of granting stock options and related incentives because the expense associated with these grants will decrease Applied’s earnings and profitability. Any resulting change in Applied’s equity compensation strategy could affect Applied’s ability to retain and motivate existing employees and recruit new employees. If Applied does not successfully attract, retain and motivate key employees, Applied’s operating results and ability to capitalize on its opportunities may be materially and adversely affected.

Manufacturing interruptions or delays could affect Applied’s ability to meet customer demand, while the failure to estimate customer demand accurately could result in excess or obsolete inventory.
      Applied’s business depends on its ability to supply products and services that meet the rapidly changing requirements of its customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers. Some key parts may be obtained only from a single supplier or a limited group of suppliers. Additionally, some sourcing or subassembly is provided by suppliers in developing regions, including China. Significant interruptions of manufacturing operations as a result of the failure or inability of suppliers to timely deliver quality parts, volatility in availability and cost of materials, natural disasters (such as earthquakes or tornadoes), or other causes (such as information technology or infrastructure failures, regional economic downturns, political instability, terrorism or acts of war) could result in delayed product or service deliveries, manufacturing inefficiencies or increased costs. Moreover, if actual demand for Applied’s products and services is different than expected, Applied may purchase more/fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. Any or all of these factors could materially and adversely affect Applied’s business, financial condition and results of operations.

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

Applied is subject to internal controls evaluations and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.
      Beginning in fiscal 2005, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Applied must perform evaluations of its internal controls over financial reporting. Beginning as of the end of fiscal 2005 and annually thereafter, Applied must include with its Form 10-K a report on its management’s assessment of the adequacy of such internal controls, and Applied’s independent registered public accounting firm must publicly attest to the adequacy of management’s assessment and the effectiveness of Applied’s internal controls. Applied has prepared and is implementing a plan of action for compliance. Compliance with these requirements is complex and time-consuming. If Applied fails to timely or successfully comply with the requirements of Section 404, or if Applied’s independent registered public accounting firm does not timely attest to the evaluation, Applied could be subject to increased regulatory scrutiny and the public’s perception of Applied may change.

Applied is exposed to various risks related to legal proceedings or claims and protection of intellectual property rights.
      Applied from time to time is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, product performance, product liability, unfair competition, employment and other matters. In addition, Applied on occasion receives notification from customers who believe that Applied owes them indemnification or other obligations related to infringement claims made against the customers by third parties. These legal proceedings and claims, whether with or without merit, are time-consuming and expensive to prosecute or defend and divert management’s attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings or claims. Applied has entered into a mutual covenant-not-to-sue arrangement with one of its competitors to decrease the risk of patent infringement lawsuits in the future. There can be no assurance that the intended results of this arrangement will be achieved or that Applied will be able to adequately protect its intellectual property rights with the restrictions associated with such a covenant. In addition, Applied’s intellectual property rights may not provide significant competitive advantages if they are circumvented, invalidated, rendered obsolete by the rapid pace of technological change, or Applied does not adequately assert these rights. Furthermore, the laws of other countries, including certain developing markets such as China, permit the protection of Applied’s rights to varying extents, compared to United States laws. Applied’s success is dependent in part upon the protection of its intellectual property and other rights. Infringement of Applied’s rights by a third party could result in uncompensated lost market and revenue opportunities for Applied. If Applied is not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend its position, Applied’s business, financial condition and results of operations could be materially and adversely affected.

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
      In addition, during fiscal 2002, Applied filed an application with the SEC for an order confirming that it is not subject to the Investment Company Act of 1940 (the Investment Company Act), which requires companies primarily engaged in the business of investing in securities to comply with certain additional rules and regulations. Based on Applied’s ratios of investments to total assets and of interest income to net income, Applied could be deemed to be covered by the Investment Company Act. In March 2004 and February 2005, Applied responded to the SEC’s requests for additional and updated information. If the SEC does not grant the order, Applied may have to take other actions that could adversely affect its results of operations in order not to be subject to the Investment Company Act.

Applied is subject to risks of non-compliance with environmental and safety regulations.
      Applied is subject to environmental and safety regulations in connection with its business operations, including, but not limited to, regulations related to the development, manufacture and use of its products and the operation of its facilities. Failure or inability to comply with existing or future environmental and safety regulations could result in significant remediation liabilities, the imposition of fines and/or the suspension or termination of development, manufacture or use of certain of its products, or may affect the operation of its facilities, each of which could have a material adverse effect on Applied’s business, financial condition and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Appled’s investment portfolio includes fixed-income securities with a fair value of approximately $5.4 billion at January 30, 2005. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at January 30, 2005, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $52 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in income unless the individual fixed-income securities are sold prior to recovery.
      Certain operations of Applied are conducted in foreign currencies. Applied enters into currency forward exchange and option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. Gains and losses on these contracts are generally recognized in income at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on currency forward exchange and option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses were not material for the three months ended February 1, 2004 and January 30, 2005.

Item 4.	Controls and Procedures
      As required by Rule 13a-15(b), Applied management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of Applied’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Applied’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), Applied management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Applied’s internal control over financial reporting to determine whether any changes occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting. Based on that evaluation, there has been no such change during the fiscal quarter.
      It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Linear Technology
      On March 2, 2001, Linear Technology Corp. (LTC) filed a third party complaint against Applied in the United States District Court for the Eastern District of Texas, captioned Texas Instruments, Inc. v. Linear Technology Corp. v. Applied Materials, Inc. (case no. 2-01-CV4 (DF)). The complaint against Applied alleged that Applied is obligated to indemnify LTC and defend LTC for certain claims in the underlying patent infringement lawsuit brought by Texas Instruments, Inc. (TI) against LTC. The complaint also alleged claims for breach of contract, breach of warranty, and various unfair business practices. In the complaint, LTC alleged that, before LTC purchased certain equipment from Applied, Applied failed to disclose to LTC that TI previously had won a jury verdict against Hyundai Electronics Industries Co., Ltd. (Hyundai) for patent infringement based on Hyundai’s use of certain semiconductor equipment that included some Applied tools. LTC’s Texas lawsuit against Applied sought indemnification and damages from Applied and an order requiring Applied to defend LTC in the underlying lawsuit with TI. On January 15, 2002, the court granted TI’s motion to sever Applied and the other third party defendants from the action and dismissed LTC’s action against Applied and the other third party defendants without prejudice. On March 12, 2002, LTC filed a complaint against Applied in the Superior Court for the County of Santa Clara, captioned Linear Technology Corp. v. Applied Materials, Inc., Novellus Systems, Inc. and Tokyo Electron Ltd., (case no. CV806004) alleging claims for breach of contract, fraud and deceit, negligent misrepresentation, suppression of fact, unfair competition, breach of warranty, express contractual indemnity, implied equitable indemnity and declaratory relief. On November 12, 2002, LTC filed an Amended Complaint in the Santa Clara action asserting essentially the same claims as in the original complaint but adding an additional assertion that LTC and TI have settled their litigation. Applied’s motion to dismiss the amended complaint was granted in part. LTC filed a Second Amended Complaint and Applied’s motion to dismiss the Second Amended Complaint was granted. LTC filed a Third Amended Complaint and Applied’s motion to dismiss the Third Amended Complaint was granted. On February 13, 2004, LTC filed a Fourth Amended Complaint. Applied moved to dismiss the Fourth Amended Complaint. LTC subsequently filed a motion to amend its Fourth Amended Complaint, which the Court granted. On July 7, 2004, LTC filed a Fifth Amended Complaint which Applied moved to dismiss. On October 5, 2004, Applied’s motion to dismiss LTC’s Fifth Amended Complaint was granted with prejudice. On January 11, 2005, LTC filed a notice of appeal of the Court’s decision. Applied believes it has meritorious defenses and intends to pursue them vigorously.
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
Varian Semiconductor Equipment Associates, Inc.
      On September 13, 2002, Varian Semiconductor Equipment Associates, Inc. (VSEA) filed a demand for arbitration with the American Arbitration Association asserting that Applied has breached a patent license agreement between VSEA and Applied dated January 1, 1992. VSEA seeks to recover royalties, interest and attorneys’ fees. The arbitration hearing on whether the products are covered by the patent license agreement has concluded. On May 2, 2003, the arbitration panel issued an interim decision finding that some, but not all, of the patent claims asserted by VSEA were invalid. On September 1, 2004, the arbitration panel issued a decision in the second phase of the arbitration finding that Applied had not proven the invalidity of certain patent claims asserted by VSEA. To date, no hearing has been set to determine the amount owed by Applied to VSEA under the agreement pursuant to the arbitration panel’s decisions. Applied believes that the amount of back royalty payments owed in connection with this action, including interest, will not exceed $25 million, of which substantially all was paid as of January 30, 2005. Applied will be required to make unit-based royalty payments on future sales of certain products found to be within the scope of the agreement. Applied expects that these unit-based royalty payments will not have a material adverse effect on its business, consolidated financial condition or results of operations.
Jusung
      On December 24, 2003, Applied filed a lawsuit against Jusung Engineering Co., Ltd. (Jusung Engineering), and Jusung Pacific Co., Ltd., (Jusung Pacific, and together with Jusung Engineering, Jusung) in Tao-Yuan District Court in Taiwan captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. (case no. 92 Tsai-chuan Tzi No. 6388). The lawsuit alleges that Jusung is infringing a patent related to chemical vapor deposition owned by Applied. In the suit, Applied seeks a provisional injunction prohibiting Jusung from importing, using, manufacturing, servicing or selling in Taiwan certain flat panel display manufacturing equipment. On December 25, 2003, the Tao-Yuan District Court ruled in favor of Applied’s request for a provisional injunction and, on January 14, 2004, the Court issued a provisional injunction order. Jusung Pacific has appealed those decisions. On January 30, 2004, Jusung Pacific sought permission to post a counterbond to have the injunction lifted. Jusung Pacific’s application was granted and, on March 30, 2004, the provisional injunction order was lifted. Applied appealed the counterbond decisions and, on May 31, 2004, the appellate court ruled that the injunction should be reinstated pending a final decision on Applied’s appeal of the grant of the counterbond. On June 30, 2004, Applied filed a complaint against Jusung in the Hsinchu District Court in Taiwan captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. (case no. 93 Zhong Zhi No. 3). In the suit, Applied seeks damages and a permanent injunction for infringement of the same patent. On August 5, 2004, the intermediate appellate court ruled in the provisional injunction lawsuit that the injunction against Jusung Pacific should be dissolved. Applied appealed that decision, and in December 2004, the Supreme Court reversed the appellate court’s decision. The injunction against Jusung Engineering remains in effect, although Jusung Engineering has sought permission to post a counterbond to have the injunction lifted. The decisions regarding the provisional injunction and counterbond had no effect on the separate patent infringement lawsuit filed by Applied against Jusung in the Hsinchu Court. Applied believes it has meritorious claims and intends to pursue them vigorously.

Taiwan Fair Trade Commission
      On April 10, 2004, the Taiwan Fair Trade Commission (TFTC) notified Applied’s subsidiary AKT, Inc. (AKT) in Taiwan that, pursuant to a complaint filed by Jusung, the TFTC had begun an investigation into whether AKT violated the Taiwan Fair Trade Act. The investigation focuses on whether AKT violated the Taiwan Guidelines for the Review of Cases Involving Enterprises Issuing Warning Letters for Infringement on Copyright, Trademark and Patent Rights by allegedly notifying customers about AKT’s patent rights and the infringement of those rights by Jusung. On June 15, 2004, the TFTC notified Applied that Applied also was the subject of the investigation. Both Applied and AKT have responded to the TFTC’s inquiries. Although Applied believes there has been no violation, neither the extent nor the outcome of the investigation can be determined at this time. Applied believes that the outcome will not have a material adverse effect on its consolidated financial condition or results of operations.
Other Legal Matters
      From time to time, Applied receives notification from third parties, including customers and suppliers, seeking indemnification, litigation support, payment of money or other actions by Applied in connection with claims made against them. In addition, from time to time, Applied receives notification from third parties claiming that Applied may be or is infringing their intellectual property or other rights. Applied also is subject to various other legal proceedings and claims, both asserted and unasserted, that arise in the ordinary course of business. Although the outcome of these claims and proceedings cannot be predicted with certainty, Applied does not believe that any of these other existing proceedings or claims will have a material adverse effect on its consolidated financial condition or results of operations

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      The following table provides information as of January 30, 2005 with respect to the shares of common stock repurchased by Applied during the first quarter of fiscal 2005:

				Maximum Dollar
			Total Number of	Value of Shares that
		Average	Shares Purchased as	may yet be
	Total Number of	Price Paid	Part of Publicly	Purchased under
Period	Shares Purchased	per Share	Announced Plans*	the Plans*

	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
Month #1
(November 1, 2004 to November 28, 2004)	3,383	$17.03	3,383	$2,442
Month #2
(November 29, 2004 to December 26, 2004)	13,958	$17.37	13,958	$2,200
Month #3
(December 27, 2004 to January 30, 2005)	—	$—	—	$2,200

Total	17,341	$17.30	17,341

*	On March 24, 2004, following the expiration of the prior share repurchase authorization, the Board of Directors extended the stock repurchase program and authorized the repurchase of up to $3.0 billion of Applied’s common stock over the next three years in the open market.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      None.

Item 6.	Exhibits
      Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit
No.	Description

10.40	Performance Goals and Bonus Formulas for Fiscal Year 2005 under the Senior Executive Bonus Plan
10.41	Lead Independent Director Annual Retainer
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Ratio of Earnings to Fixed Charges

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC

By:	/s/ Nancy H. Handel

Nancy H. Handel
Senior Vice President and
Chief Financial Officer
March 1, 2005

By:	/s/ Yvonne Weatherford

Yvonne Weatherford
Corporate Vice President and
Corporate Controller
March 1, 2005

EXHIBIT INDEX

Exhibit
No.	Description

10.40	Performance Goals and Bonus Formulas for Fiscal Year 2005 under the Senior Executive Bonus Plan
10.41	Lead Independent Director Annual Retainer
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Ratio of Earnings to Fixed Charges