Form 10-Q
period 2005-05-01
APPLIED MATERIALS INC /DE
filed 2005-05-31
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 0-6920
Applied Materials, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-1655526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3050 Bowers Avenue, P.O. Box 58039	95052-8039
Santa Clara, California	(Zip Code)
(Address of principal executive offices)
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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Number of shares outstanding of the issuer’s common stock as of May 1, 2005: 1,643,950,624

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended

	May 2,	May 1,	May 2,	May 1,
	2004	2005	2004	2005

	(In thousands, except per share amounts)
	(Unaudited)
Net sales	$2,018,105	$1,861,189	$3,573,553	$3,641,765
Cost of products sold	1,079,464	1,042,759	1,958,743	2,033,110

Gross margin	938,641	818,430	1,614,810	1,608,655
Operating expenses:
Research, development and engineering	244,175	225,589	486,820	467,351
Marketing and selling	95,975	92,448	184,373	170,278
General and administrative	83,457	88,875	163,751	177,298
Restructuring, asset impairments and other charges	—	—	167,459	—

Income from operations	515,034	411,518	612,407	793,728
Interest expense	11,682	9,815	23,482	19,087
Interest income	26,220	40,449	57,493	77,107

Income before income taxes	529,572	442,152	646,418	851,748
Provision for income taxes	156,224	137,322	190,694	258,153

Net income	$373,348	$304,830	$455,724	$593,595

Earnings per share:
Basic	$0.22	$0.18	$0.27	$0.36
Diluted	$0.22	$0.18	$0.26	$0.35
Weighted average number of shares:
Basic	1,690,617	1,660,584	1,686,193	1,666,627
Diluted	1,729,506	1,671,822	1,732,542	1,679,443
See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS*

	October 31,	May 1,
	2004	2005

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,493,292	$1,663,749
Short-term investments	5,084,704	4,743,114
Accounts receivable, net	1,670,153	1,595,402
Inventories	1,139,368	1,085,578
Deferred income taxes	610,095	661,836
Other current assets	283,907	255,263

Total current assets	10,281,519	10,004,942
Property, plant and equipment	2,953,130	2,972,966
Less: accumulated depreciation and amortization	(1,607,602)	(1,673,182)

Net property, plant and equipment	1,345,528	1,299,784
Goodwill, net	257,321	337,825
Purchased technology and other intangible assets, net	50,291	76,260
Deferred income taxes and other assets	158,786	197,347

Total assets	$12,093,445	$11,916,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$45,864	$46,466
Accounts payable and accrued expenses	1,895,061	1,757,039
Income taxes payable	347,056	358,575

Total current liabilities	2,287,981	2,162,080
Long-term debt	410,436	414,302
Other liabilities	133,001	157,832

Total liabilities	2,831,418	2,734,214

Stockholders’ equity:
Common stock	16,803	16,440
Additional paid-in capital	2,070,733	1,401,455
Deferred stock compensation, net	(96)	—
Retained earnings	7,164,170	7,757,765
Accumulated other comprehensive income	10,417	6,284

Total stockholders’ equity	9,262,027	9,181,944

Total liabilities and stockholders’ equity	$12,093,445	$11,916,158

*	Amounts as of May 1, 2005 are unaudited. Amounts as of October 31, 2004 are derived from the October 31, 2004 audited consolidated financial statements.
See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended

	May 2,	May 1,
	2004	2005

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$455,724	$593,595
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	179,836	153,793
Loss on fixed asset retirements	11,904	11,638
Non-cash portion of restructuring, asset impairments and other charges	80,900	—
Deferred income taxes	78,104	(83,183)
Amortization of deferred compensation	782	96
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(491,107)	109,434
Inventories	(158,468)	85,598
Other current assets	(39,038)	56,160
Other assets	(15,210)	(28,395)
Accounts payable and accrued expenses	248,750	(192,952)
Income taxes payable	84,893	724
Other liabilities	491	6,443

Cash provided by operating activities	437,561	712,951

Cash flows from investing activities:
Capital expenditures	(112,884)	(77,730)
Cash paid for acquisitions, net of cash acquired	—	(101,793)
Proceeds from sales and maturities of short-term investments	1,373,814	1,647,680
Purchases of short-term investments	(1,682,768)	(1,316,129)

Cash provided by/(used for) investing activities	(421,838)	152,028

Cash flows from financing activities:
Repayments of short-term debt and credit facilities	(861)	(13,290)
Repayments of long-term debt	(1,931)	(2,611)
Proceeds from common stock issuances	256,569	130,358
Common stock repurchases	(150,000)	(800,000)

Cash provided by/(used for) financing activities	103,777	(685,543)

Effect of exchange rate changes on cash	(8,685)	(8,979)

Increase in cash and cash equivalents	110,815	170,457
Cash and cash equivalents — beginning of period	757,400	1,493,292

Cash and cash equivalents — end of period	$868,215	$1,663,749

Supplemental cash flow information:
Cash payments for income taxes	$29,561	$277,146
Cash payments for interest	$20,080	$16,361
See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1	Basis of Presentation and Stock-Based Compensation

Basis of Presentation
      In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 31, 2004 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004. Applied’s results of operations for the three and six months ended May 1, 2005 are not necessarily indicative of future operating results.
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (United States) requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
      Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2005 will contain 52 weeks, whereas fiscal 2004 contained 53 weeks. Correspondingly, the first fiscal quarter of 2005 contained 13 weeks, whereas the first fiscal quarter of 2004 contained 14 weeks. Accordingly, the first six months of fiscal 2005 contained 26 weeks, whereas the first six months of fiscal 2004 contained 27 weeks.
      Auction rate securities in the amount of $589 million and variable rate demand notes in the amount of $200 million have been reclassified from cash and cash equivalents to short-term investments in the October 31, 2004 consolidated balance sheet to conform to the fiscal 2005 financial statement presentation, as a result of accounting guidance issued in the first and second fiscal quarters of 2005. Accordingly, the consolidated statements of cash flows for the six months ended May 2, 2004 and May 1, 2005 reflect this presentation.

Stock-Based Compensation
      Applied measures compensation expense for its stock-based employee compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Beginning in fiscal 2006, Applied will be required to comply with Statement of Financial Accounting Standards No. 123R, as discussed further in Note 14. Under the intrinsic value method, as the exercise price of all options granted under these plans was not below the fair market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in the consolidated condensed statements of operations.
      In accordance with Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of Financial Accounting Standards Board (FASB) Statement No. 123” and Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” Applied’s pro forma option expense is computed using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Applied’s employee stock options have characteristics significantly different from those of traded options.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS 123, as amended, had been applied to options granted under Applied’s stock-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods. If the Company recognized the expense of equity programs in the consolidated statement of operations, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes.

	Three Months Ended		Six Months Ended

	May 2,	May 1,	May 2,	May 1,
	2004	2005	2004	2005

	(In thousands, except per share amounts)
Reported net income	$373,348	$304,830	$455,724	$593,595
Stock-based compensation expense, net of tax	(82,204)	(60,309)	(163,912)	(111,158)

Pro forma net income	$291,144	$244,521	$291,812	$482,437

Earnings per share as reported:
Basic	$0.22	$0.18	$0.27	$0.36
Diluted	$0.22	$0.18	$0.26	$0.35
Pro forma earnings per share:
Basic	$0.17	$0.15	$0.17	$0.29
Diluted	$0.17	$0.15	$0.17	$0.29
      Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $9.82 and $6.20 for the three months ended May 2, 2004 and May 1, 2005, respectively, and was $10.41 and $6.57 for the six months ended May 2, 2004 and May 1, 2005, respectively. The weighted average estimated fair value of purchase rights under employee stock purchase plans (ESPP) was $5.94 and $5.67 for the three months ended May 2, 2004 and May 1, 2005, respectively, and was $5.90 and $5.76 for the six months ended May 2, 2004 and May 1, 2005, respectively. Beginning in the first fiscal quarter of 2005, the computation of the expected volatility assumption used in the Black-Scholes calculations for new grants changed from being based solely on historical volatility to being based on a combination of historical and implied volatilities. For purposes of the weighted average estimated fair value calculations, the fair value of each stock option grant and stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months		Six Months
	Ended		Ended

	May 2,	May 1,	May 2,	May 1,
	2004	2005	2004	2005

Stock Options:
Dividend yield	None	0.15%	None	0.01%
Expected volatility	62%	42%	63%	45%
Risk-free interest rate	2.65%	3.80%	2.41%	3.32%
Expected life (in years)	3.6	4.0	3.6	4.0
ESPP:
Dividend yield	None	None	None	None
Expected volatility	68%	52%	68%	57%
Risk-free interest rate	1.81%	2.39%	1.82%	2.18%
Expected life (in years)	1.25	1.25	1.25	1.25

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 2	Earnings Per Share
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
      For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of Applied’s common stock for the period, as the effect would be anti-dilutive. Options to purchase shares of common stock that were excluded from the computation were as follows:

	Three Months Ended		Six Months Ended

	May 2,	May 1,	May 2,	May 1,
	2004	2005	2004	2005

	(In thousands, except prices)
Number of shares excluded	49,034	137,677	29,116	137,414
Average exercise price	$25.27	$21.11	$27.96	$21.12

Note 3	Accounts Receivable, Net
      Applied has agreements with various financial institutions to sell accounts receivable from selected customers. Applied also discounts letters of credit through various financial institutions. Under these agreements, Applied sold accounts receivable and discounted letters of credit in the amounts of $184 million and $44 million for the three months ended May 2, 2004 and May 1, 2005, respectively, and in the amounts of $352 million and $90 million for the six months ended May 2, 2004 and May 1, 2005, respectively. Discounting fees were not material for all periods presented. As of May 1, 2005, $6 million of sold accounts receivable remained outstanding under these agreements. A portion of these sold accounts receivable is subject to certain recourse provisions. Applied has not experienced any losses under these recourse provisions.

Note 4	Inventories
      Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. Components of inventories were as follows:

	October 31,	May 1,
	2004	2005

	(In thousands)
Customer service spares	$427,403	$411,852
Raw materials	179,630	143,770
Work-in-process	222,663	202,840
Finished goods	309,672	327,116

	$1,139,368	$1,085,578

      Included in finished goods inventory is $88 million at October 31, 2004 and $147 million at May 1, 2005 of newly introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria, as set forth in Note 1 of the Notes to the Consolidated Financial Statements in Applied’s Form 10-K for the fiscal year ended October 31, 2004.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 5	Goodwill, Purchased Technology and Other Intangible Assets
      Details of unamortized intangible assets were as follows:

	October 31, 2004			May 1, 2005

		Other			Other
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total

	(In thousands)
Gross carrying amount	$303,191	$—	$303,191	$383,695	$17,860	$401,555
Accumulated amortization	(45,870)	—	(45,870)	(45,870)	—	(45,870)

	$257,321	$—	$257,321	$337,825	$17,860	$355,685

      In accordance with accounting principles generally accepted in the United States, goodwill and other unamortized intangible assets are no longer subject to amortization but are subject to annual review for impairment, which Applied performs during the fourth quarter of each fiscal year. Accordingly, Applied conducted goodwill impairment tests in fiscal 2004, and the results of these tests indicated that Applied’s goodwill was not impaired. Goodwill and unamortized intangible assets are also subject to review for impairment when circumstances or events occur throughout the year that indicate that the assets may be impaired. From October 31, 2004 to May 1, 2005, the change in goodwill was approximately $81 million, due to the acquisition of Metron Technology N.V. (Metron Technology) and the assets of ATMI, Inc.’s Treatment Systems business (EcoSys), both of which were completed in the first fiscal quarter of 2005 (see Note 12). Other intangible assets that are not subject to amortization consist primarily of a trade name resulting from the Metron Technology acquisition.
      Details of amortized intangible assets were as follows:

	October 31, 2004			May 1, 2005

		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total

			(In thousands)
Gross carrying amount	$331,693	$23,600	$355,293	$339,333	$37,270	$376,603
Accumulated amortization	(290,492)	(14,510)	(305,002)	(300,770)	(17,433)	(318,203)

	$41,201	$9,090	$50,291	$38,563	$19,837	$58,400

      Purchased technology and other intangible assets are amortized over their estimated useful lives of 2 to 10 years using the straight-line method. Aggregate amortization expense was $13 million and $6 million for the three months ended May 2, 2004 and May 1, 2005, respectively, and was $25 million and $13 million for the six months ended May 2, 2004 and May 1, 2005, respectively. As of May 1, 2005, future estimated amortization expense is expected to be $12 million for the remainder of fiscal 2005, $21 million for fiscal 2006, $10 million for fiscal 2007, $6 million for fiscal 2008, $4 million for fiscal 2009, and $5 million thereafter.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 6	Accounts Payable, Accrued Expenses, Guarantees and Contingencies
      Components of accounts payable and accrued expenses were as follows:

	October 31,	May 1,
	2004	2005

	(In thousands)
Accounts payable	$350,105	$331,123
Compensation and employee benefits	423,859	254,146
Installation and warranty	224,531	208,801
Deferred revenue	301,220	437,688
Customer deposits	125,466	71,678
Restructuring reserve	100,111	83,878
Other	369,769	369,725

	$1,895,061	$1,757,039

      Changes in the warranty reserves during the three and six months ended May 2, 2004 and May 1, 2005 were as follows:

	Three Months Ended		Six Months Ended

	May 2,	May 1,	May 2,	May 1,
	2004	2005	2004	2005

		(In thousands)
Beginning balance	$140,070	$183,018	$138,407	$178,918
Provisions for warranty	49,506	40,906	86,411	86,850
Consumption of reserves	(32,414)	(48,966)	(67,656)	(90,810)

Ending balance	$157,162	$174,958	$157,162	$174,958

      Applied products are generally sold with a 12-month warranty period following installation. The provision for the estimated cost of warranty is recorded when revenue is recognized. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product, configuration and geographic region. Quarterly consumption of warranty reserves is generally associated with sales that occurred during the preceding four quarters, and quarterly warranty provisions are generally related to the current quarter’s sales.
      During the ordinary course of business, Applied also provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of May 1, 2005, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was approximately $49 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.
      Applied also has additional guarantee arrangements on behalf of certain subsidiaries. As of May 1, 2005, Applied has not previously recorded any liability related to guarantees of subsidiary obligations. Applied does not expect, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid in the future under these arrangements. Subsidiary guarantees as of May 1, 2005 totaled approximately $208 million and were associated with the following types of arrangements: short-term borrowing facilities, overdraft facilities, customs guarantees and leases. In the event of use and subsequent default of these facilities by Applied’s subsidiaries, such arrangements would be guaranteed by

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
Applied. In addition, certain subsidiaries have lease facility arrangements guaranteed by Applied. These leases will expire between 2009 and 2014. In the event that the subsidiaries do not make the required payments, Applied could be required to pay the leases on behalf of the subsidiaries. As of May 1, 2005, quarterly lease obligations under these arrangements approximated $3 million.
      Applied is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Applied from time to time is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, product performance, product liability, unfair competition, employment and other matters. In addition, Applied on occasion receives notification from customers who believe that Applied owes them indemnification or other obligations related to infringement claims made against the customers by third parties. Applied evaluates, among other factors, the degree of probability of an unfavorable outcome and reasonably estimates the amount of the loss. Significant judgment is required in determining both probability and whether an exposure can be reasonably estimated. When Applied determines that a loss is probable and the amount of the loss is reasonably estimable, the effect is recorded in the consolidated financial statements. Significant changes in legal proceedings and claims or the factors considered in the evaluation of those matters could have a material adverse effect on Applied’s business, financial condition and results of operations. Discussion of legal matters is incorporated by reference from Part II, Item 1, Legal Proceedings, of this report, and should be considered as an integral part of the Consolidated Condensed Financial Statements and these Notes.

Note 7	Restructuring, Asset Impairments and Other Charges
      Restructuring, asset impairments and other charges for the six months ended May 2, 2004 totaled $167 million, consisting of $65 million for facility consolidations, $96 million for other costs and $6 million for severance and benefits. The $96 million of other costs primarily consisted of $102 million of fixed asset writeoffs associated with facility consolidations during the first fiscal quarter of 2004, which was offset by a $6 million reversal of restructuring reserves associated with prior periods’ restructuring plans. In connection with the restructuring action in the first fiscal quarter of 2004, Applied consolidated certain facilities located primarily in Santa Clara, California. Additionally, Applied reduced its global workforce by approximately 130 positions or one percent. The majority of the affected employees were based in Santa Clara, California and Europe and represented multiple company functions.
      There were no restructuring, asset impairments or other charges during the six months ended May 1, 2005.
      Changes in restructuring reserves for the six months ended May 1, 2005 were as follows:

	Facilities	Other	Total

	(In thousands)
Balance, October 31, 2004	$98,005	$2,106	$100,111
Cash paid	(7,129)	(1,112)	(8,241)

Balance, January 30, 2005	90,876	994	91,870
Cash paid	(7,683)	(309)	(7,992)

Balance, May 1, 2005	$83,193	$685	$83,878

      As of May 1, 2005, the restructuring reserve balances consist principally of remaining lease commitments associated with facilities that continue through fiscal 2009.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 8	Derivative Financial Instruments
      Applied’s derivative financial instruments, consisting of currency forward exchange and option contracts, are recorded at fair value on the consolidated balance sheet, either in other current assets or accounts payable and accrued expenses. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, are recognized in the consolidated results of operations. The effective portion of the gain/(loss) is reported as a component of accumulated other comprehensive income in stockholders’ equity, and is reclassified into results of operations when the hedged transaction affects income/(loss). All amounts included in accumulated other comprehensive income as of May 1, 2005 will be reclassified to results of operations within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness, and are recognized in cost of products sold or expensed. The change in option and forward time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, Applied recognizes the gain/(loss) on the associated financial instrument in general and administrative expenses. The amounts recognized due to the anticipated transactions failing to occur were not material for all periods presented.
      Accumulated other comprehensive income related to derivative activities for the six months ended May 1, 2005 remained relatively flat, due to a $1 million decrease in the intrinsic value of derivatives, offset by a $1 million net realized gain that was included in accumulated other comprehensive income.

Note 9	Stockholders’ Equity

Comprehensive Income
      Components of comprehensive income, on an after-tax basis where applicable, were as follows:

	Three Months Ended		Six Months Ended

	May 2,	May 1,	May 2,	May 1,
	2004	2005	2004	2005

		(In thousands)
Net income	$373,348	$304,830	$455,724	$593,595
Change in unrealized net gain or loss on investments	(9,371)	(7,183)	(9,081)	(16,360)
Change in unrealized net gain on derivative instruments qualifying as cash flow hedges	(1,543)	(1,293)	4,472	(439)
Foreign currency translation adjustments	(290)	3,155	9,876	12,666

Comprehensive income	$362,144	$299,509	$460,991	$589,462

      Components of accumulated other comprehensive income, on an after-tax basis where applicable, were as follows:

	October 31,	May 1,
	2004	2005

	(In thousands)
Cumulative unrealized net gain/(loss) on investments	$11,435	$(4,925)
Cumulative unrealized net gain on derivative instruments qualifying as cash flow hedges	646	207
Cumulative translation adjustments	(1,664)	11,002

Accumulated other comprehensive income	$10,417	$6,284

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Stock Repurchase Program
      Since March 1996, Applied has systematically repurchased shares of its common stock in the open market to partially fund its stock-based employee benefit and incentive plans. In March 2005, the Board of Directors terminated the $3.0 billion stock repurchase program that was instituted in March 2004 and approved a new stock repurchase program authorizing the repurchase of up to $4.0 billion of Applied’s common stock in the open market over the three years ending in March 2008. Under this authorization, Applied is continuing its systematic stock repurchases and may also make additional stock repurchases from time to time, depending on market conditions, stock price and other factors.
      During the three months ended May 2, 2004 and May 1, 2005, Applied repurchased 3,538,000 shares of its common stock at an average price of $21.20 for a total cash outlay of $75 million and 30,897,000 shares of its common stock at an average price of $16.18 for a total cash outlay of $500 million, respectively. During the six months ended May 2, 2004 and May 1, 2005, Applied repurchased 6,791,000 shares of its common stock at an average price of $22.09, for a total cash outlay of $150 million and 48,237,000 shares of its common stock at an average price of $16.58 for a total cash outlay of $800 million, respectively.

Note 10	Employee Benefit Plans
      Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries. The components of the net periodic pension costs of these defined benefit plans for the three and six months ended May 2, 2004 and May 1, 2005 were as follows:

	Three Months Ended		Six Months Ended

	May 2,	May 1,	May 2,	May 1,
	2004	2005	2004	2005

	(In thousands)		(In thousands)
Service cost	$3,186	$3,480	$6,372	$6,961
Interest cost	1,461	1,765	2,921	3,529
Expected return on plan assets	(566)	(691)	(1,131)	(1,381)
Amortization of transition obligation	41	14	82	28
Amortization of prior service costs	34	35	68	70
Amortization of net (gain)/loss	408	387	817	773

Net periodic pension cost	$4,564	$4,990	$9,129	$9,980

Note 11	Borrowing Facilities
      Applied has credit facilities for unsecured borrowings in various currencies of up to approximately $681 million, of which $500 million is comprised of two revolving credit agreements in the United States with a group of banks. One agreement, for 364 days, is a $250 million line of credit that expires in September 2005, and the other is a $250 million line of credit that expires in September 2006. The agreements provide for borrowings at various rates, including the lead bank’s prime reference rate, and include financial and other covenants with which Applied was in compliance at October 31, 2004 and May 1, 2005. No amounts were outstanding under these agreements at October 31, 2004 or at May 1, 2005. The remaining credit facilities of approximately $181 million are with Japanese banks at rates indexed to their prime reference rate and are denominated in Japanese yen. No amounts were outstanding under these Japanese credit facilities at October 31, 2004 or at May 1, 2005.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 12	Business Combinations
      On December 16, 2004, Applied acquired the assets of ATMI, Inc.’s Treatment Systems business (EcoSys), which supports the gas abatement requirements of process equipment for semiconductor manufacturing and other industrial applications, for approximately $16 million in cash. In connection with this acquisition, Applied recorded goodwill of $5 million, purchased technology and other intangible assets of $8 million and other items of $3 million, including liabilities assumed upon acquisition.
      On December 14, 2004, Applied acquired substantially all of the operating subsidiaries and businesses of Metron Technology N.V., which provides a wide range of outsource solutions to the semiconductor industry, for approximately $85 million in cash. In connection with this acquisition, Applied recorded goodwill of $76 million and other intangible assets of $31 million, partially offset by other items of $22 million, primarily for net liabilities assumed upon acquisition.
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
      Applied established a venture capital fund, Applied Materials Ventures I, L.P. (the Fund), in August 2001 to invest in privately-held, early-stage companies engaged in developing systems, components and devices relating to nanotechnology and/or communications technology for specific applications and products. The Fund was formed as a limited partnership, with Applied as the sole limited partner and an independent party as the general partner. During the fourth quarter of fiscal 2004, Applied exercised its right to limit capital contributions to the Fund to $25 million and to elect to terminate the partnership. As a result, under the provisions of the partnership agreement, the activities of the partnership concluded and the partnership was dissolved in March 2005. An administrator has been retained to perform certain final administrative activities and distribute the Fund’s assets, including shares of portfolio companies and residual cash, between Applied and the general partner. Applied’s cumulative capital contributions to the Fund totaled approximately $23 million through October 31, 2004 and $24 million through May 1, 2005.
      FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” as amended, provides guidance on the identification, classification and accounting of variable interest entities. The Fund has qualified for consolidation under FIN 46 and was consolidated in Applied’s consolidated financial statements starting in the first quarter of fiscal 2004. The consolidation of the Fund did not have a material impact on Applied’s consolidated financial condition or results of operations for the periods presented.

Note 14	Recent Accounting Pronouncements
      In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. In April 2005, the Securities and Exchange Commission

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
extended the compliance requirement date of SFAS 123R, with the result that this requirement will be effective for Applied beginning with the first fiscal quarter of 2006. Applied is currently evaluating the expected impact of SFAS 123R to its consolidated financial statements. See Note 1 for information related to the pro forma effect on Applied’s reported net income and net earnings per share of applying the fair value recognition provisions of the previous SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.
      In December 2004, FASB issued FASB Staff Position No. 109-2 (FSP 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (Repatriation Provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the Repatriation Provision. Applied has not yet completed its evaluation of the impact of the Repatriation Provision. However, as of May 1, 2005, the Repatriation Provision was not expected to have a material effect on Applied’s provision for income taxes.
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
      Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements in this Quarterly Report on Form  10-Q, including those made by management of Applied Materials, Inc. and its subsidiaries (Applied or the Company), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Applied’s future financial results, operating results, business strategies, cash deployment strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, growth opportunities, and semiconductor industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the section titled “Trends, Risks and Uncertainties.” Other risks and uncertainties are disclosed in Applied’s prior SEC filings, including its Annual Report on Form 10-K for the fiscal year ended October 31, 2004. These and many other factors could affect Applied’s future financial operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this report or elsewhere by Applied or on its behalf. Applied undertakes no obligation to revise or update any forward-looking statements.
Overview
      Applied develops, manufactures, markets and services integrated circuit fabrication equipment for the global semiconductor industry. Product development and manufacturing activities primarily occur in North America, the United Kingdom and Israel. Applied’s broad range of equipment, service and related products are highly technical and, as a result, are sold through a direct sales force. Customer demand for spare parts and services is fulfilled through a global spare parts distribution system and trained service engineers located around the world in close proximity to customer sites.
      As a supplier to the global semiconductor industry, Applied’s results are primarily driven by worldwide demand for integrated circuits, which in turn depends on end-user demand for electronic products. The global semiconductor industry is volatile, and consequently Applied’s operating results have reflected this volatility.
      The following table presents certain significant measurements for the three and six months ended May 2, 2004 and May 1, 2005:

	Three Months Ended			Six Months Ended

	May 2, 2004	May 1, 2005	% Change	May 2, 2004	May 1, 2005	% Change

	(In millions, except per			(In millions, except per
	share amounts and			share amounts and
	percentages)			percentages)
New orders	$2,214	$1,553	(30)%	$3,897	$3,228	(17)%
Net sales	$2,018	$1,861	(8)%	$3,574	$3,642	2%
Gross margin	$939	$818	(13)%	$1,615	$1,609	—
Gross margin percent	46.5%	44.0%	(5)%	45.2%	44.2%	(2)%
Net income	$373	$305	(18)%	$456	$594	30%
Earnings per share	$0.22	$0.18	(16)%	$0.26	$0.35	34%
      Operating results for fiscal 2004 reflected a recovery in the semiconductor industry and the global economy. In addition, Applied gained market share in critical areas, including 300mm equipment and copper interconnect, and improved operational efficiencies. Operating results in the first half of fiscal 2005 reflected a challenging environment after rapid growth that peaked in the second half of 2004 and slowed thereafter. As growth in semiconductor demand slowed, chip manufacturers reduced production and delayed capacity additions, resulting in lower orders. The operating results in the first half of fiscal 2005 reflected Applied’s continued focus on cost controls.

      Applied’s long-term opportunities depend in part on successful execution of a growth strategy, including increasing market share in existing markets, expanding into related markets, and cultivating new markets and business models. These opportunities are also subject to: (1) global economic conditions; (2) advanced technology and/or capacity requirements of integrated circuit manufacturers and their capital investment trends; (3) the profitability of integrated circuit manufacturers; (4) supply and demand for integrated circuits; (5) continued investment in research, development and engineering (RD&E); and (6) relative competitiveness of Applied’s equipment and service products. For these and other reasons set forth in the section entitled “Trends, Risks and Uncertainties,” Applied’s prior consolidated results of operations are not necessarily indicative of future operating results.
Results of Operations
      Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2005 will contain 52 weeks, whereas fiscal 2004 contained 53 weeks. Correspondingly, the first fiscal quarter of 2005 contained 13 weeks, whereas the first fiscal quarter of 2004 contained 14 weeks. Accordingly, the first six months of fiscal 2005 contained 26 weeks, whereas the first six months of fiscal 2004 contained 27 weeks.
      Applied received new orders of $1.6 billion for the second fiscal quarter of 2005, compared to $1.7 billion for the first fiscal quarter of 2005 and $2.2 billion for the second fiscal quarter of 2004. New orders in the second fiscal quarter of 2005 declined from the preceding quarter. Orders for the current quarter were lower in most regions, partially offset by increased orders from Japanese customers making strategic investments, primarily for equipping 300mm DRAM and flash fabrication facilities. In addition, orders in the current quarter reflected a lower volume of annual service contracts, which typically are renewed in the first fiscal quarter.
      New orders by region for the past two consecutive quarters were as follows:

	Three Months Ended

	January 30,		May 1,
	2005		2005

	($)	(%)	($)	(%)

	(Dollars in millions)
Japan	156	9	513	33
North America(1)	326	20	287	18
Taiwan	522	31	281	18
Korea	246	15	196	13
Europe	293	17	139	9
Asia-Pacific(2)	132	8	137	9

Total	1,675	100	1,553	100

(1)	Primarily the United States.

(2)	Includes China.
      Applied’s backlog for the most recent three fiscal quarters was as follows: $2.9 billion at May 1, 2005, $3.2 billion at January 30, 2005 and $3.4 billion at October 31, 2004. Backlog consists only of orders for which written authorizations have been accepted, shipment dates within 12 months have been assigned and revenue has not been recognized. Due to the potential for customer changes in delivery schedules or cancellation of orders, Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods.
      During fiscal 2004, net sales increased from $1.6 billion in the first fiscal quarter to $2.0 billion in the second fiscal quarter and then to $2.2 billion in each of the third and fourth fiscal quarters. Net sales in the first fiscal quarter of 2005 decreased to $1.8 billion and then increased to $1.9 billion for the second fiscal quarter of 2005. While net sales remained relatively flat overall between the first and second fiscal quarters of

2005, the overall decrease in net sales from the second half of fiscal 2004 to the first half of fiscal 2005 was primarily due to chip manufacturers (especially foundry customers and customers in China) reducing or delaying capacity additions, particularly in older technologies.
      Net sales by region for the three and six months ended May 2, 2004 and May 1, 2005 were as follows:

	Three Months Ended				Six Months Ended

	May 2, 2004		May 1, 2005		May 2, 2004		May 1, 2005

	($)	(%)	($)	(%)	($)	(%)	($)	(%)

	(Dollars in millions)
Taiwan	552	27	513	28	930	26	818	23
Japan	295	15	336	18	618	17	667	18
North America(1)	292	14	303	16	517	15	702	19
Korea	183	9	283	15	372	10	619	17
Europe	180	9	268	14	351	10	504	14
Asia-Pacific(2)	516	26	158	9	786	22	332	9

Total	2,018	100	1,861	100	3,574	100	3,642	100

(1)	Primarily the United States.

(2)	Includes China.
      Gross margin percentage was 44.0 percent for the second fiscal quarter of 2005, compared to 44.4 percent for the first fiscal quarter of 2005 and 46.5 percent for the second fiscal quarter of 2004. The decrease in the gross margin percentage for the second fiscal quarter of 2005 from that of the preceding quarter and from the second fiscal quarter of 2004 was principally attributable to the combination of product mix and lower factory absorption.
      Operating expenses include expenses related to RD&E, marketing and selling (M&S), general and administrative (G&A), and restructuring, asset impairments and other charges. Expenses related to RD&E, M&S, and G&A were $407 million for the second fiscal quarter of 2005, compared to $408 million for the first fiscal quarter of 2005 and $424 million for the second fiscal quarter of 2004. Total operating expenses during the second fiscal quarter of 2005 remained relatively flat compared to those of the preceding quarter. The decrease in operating expenses in the second fiscal quarter of 2005 relative to the comparable 2004 period was primarily attributable to continued cost containment efforts.
      There were no restructuring, asset impairments or other charges for either the first or second fiscal quarters of 2005 or for the second fiscal quarter of 2004.
      Net interest income was $31 million and $15 million for the three months ended May 1, 2005 and May 2, 2004, respectively, and was $58 million and $34 million for the six months ended May 1, 2005 and May 2, 2004, respectively. Higher net interest income in 2005 was primarily due to higher average portfolio yields.
      Applied’s effective income tax provision rate was 31.1 percent for the second fiscal quarter of 2005, compared to 29.5 percent for the first fiscal quarter of 2005. Applied’s actual effective rate of 31.1 percent for the second fiscal quarter of 2005 is higher than the 29.5 percent effective tax rate of the preceding quarter due primarily to the geographic composition of Applied’s pre-tax income and changes in annualized estimates. Applied’s future effective annual income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, the amount of non-tax deductible expenses incurred in connection with acquisitions and the outcome of examinations by tax authorities.
Financial Condition, Liquidity and Capital Resources
      During the six months ended May 1, 2005, cash, cash equivalents and short-term investments decreased by $171 million from $6.6 billion as of October 31, 2004 to $6.4 billion as of May 1, 2005.

      Applied generated $713 million of cash from operating activities during the six months ended May 1, 2005. The primary sources of operating cash flows for the six months ended May 1, 2005 were from net income, as adjusted to exclude the effect of non-cash charges, and from reductions in receivables and inventories, which were partially offset by a reduction in accounts payable and accrued expenses. Applied utilized programs to sell accounts receivable and discount letters of credit, which amounted to $90 million for the six months ended May 1, 2005. The sales of these accounts receivable increased cash and reduced accounts receivable and days sales outstanding. Days sales outstanding was 78 days at the end of the second fiscal quarter of 2005, compared to 89 days at the end of the first fiscal quarter of 2005. Availability and usage of these accounts receivable sale programs depend on many factors, including the willingness of financial institutions to purchase accounts receivable and the cost of such arrangements. For further details regarding accounts receivable sales, see Note 3 of Notes to Consolidated Condensed Financial Statements.
      Applied generated $152 million of cash from investing activities during the six months ended May 1, 2005. Capital expenditures totaled $78 million, and proceeds from sales and maturities of short-term investments, net of purchases of short-term investments, totaled $332 million. Applied also paid $102 million, net of cash acquired, during the six months ended May 1, 2005 for the Metron Technology and EcoSys acquisitions, as discussed in Note 12 of Notes to Consolidated Condensed Financial Statements.
      Applied used $686 million of cash for financing activities during the six months ended May 1, 2005, consisting primarily of $800 million of common stock repurchases. Applied also paid $13 million in cash during the six months ended May 1, 2005 for repayments of short-term debt and credit facilities that were acquired in the Metron Technology acquisition discussed in Note 12 of Notes to Consolidated Condensed Financial Statements. Applied generated cash of $130 million during the six months ended May 1, 2005 from proceeds from the issuance of common stock under employee stock plans.
      On March 23, 2005, Applied declared its first quarterly cash dividend in the amount of $0.03 per share, payable on June 8, 2005 to stockholders of record as of May 18, 2005. As of May 18, 2005, there were approximately 1.6 billion shares of Applied common stock outstanding. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors. On March 23, 2005, Applied also announced that its Board of Directors approved a new stock repurchase program of up to $4.0 billion over the three years ending in March 2008, replacing the $3.0 billion stock repurchase program that was authorized in March 2004.
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
      As a supplier to the global semiconductor industry, Applied is subject to the industry’s business cycles, the timing, length and volatility of which are difficult to predict. The semiconductor industry has historically been cyclical due to sudden changes in demand for integrated circuits and manufacturing capacity, including capacity using the latest technology. The effect on Applied of these changes in demand, including end-

customer demand, is occurring more rapidly, exacerbating the volatility of these cycles. These changes have affected the timing and amounts of customers’ capital equipment purchases and investments in technology, and continue to affect Applied’s orders, net sales, gross margin and results of operations.
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
      The semiconductor industry is characterized by ongoing changes, including: (1) changes in customers’ capacity requirements, capacity utilization and capital spending, which depend in part on customers’ inventory levels relative to demand for their products; (2) the importance of driving down cost of ownership of systems; (3) increasingly complex technology requirements; (4) the increasing significance of consumer electronics as a driver for chip demand and the related focus on lower prices; (5) varying levels of business information technology spending; (6) the growing types and varieties of integrated circuits and applications; (7) an increasing number of applications across multiple substrate sizes in the semiconductor industry, resulting in divergent interests among semiconductor manufacturers; (8) a rising percentage of business from customers in Asia and the emergence of customers and competitors in new geographical regions; (9) customer demands for shorter lead times for the manufacture and installation of integrated circuit manufacturing equipment; (10) the increasing productivity and reliability of integrated circuit manufacturing equipment; (11) customers’ increasing use of partnerships, alliances, joint ventures and consortia; (12) higher capital requirements for new integrated circuit fabrication plants; (13) the increasing importance of speed of product development or time-to-market; (14) the increasing importance of operating flexibility to enable different responses to different markets, customers and applications; and (15) the increasing significance of service offerings to customers. These changes, individually or in combination, are increasing the need for customer partnering, use of foundries, collaborative research and development efforts and process integration support. Certain of these changes also heighten the importance of spare parts and service product offerings as a competitive advantage for integrated circuit equipment manufacturers, even though service products historically have resulted, and may in the future result, in lower gross margins than system products. In addition, key integrated circuit manufacturers have become influential in technology decisions made by their global partners. If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the semiconductor industry, its business, financial condition and results of operation could be materially and adversely affected.

Applied is exposed to the risks of operating a global business.
      During the second fiscal quarter of 2005, more than 80 percent of Applied’s net sales were to regions outside the United States. Certain manufacturing facilities and suppliers of Applied are also located outside the United States. Managing Applied’s global operations presents challenges including, but not limited to, those arising from: (1) periodic regional economic downturns; (2) global trade issues; (3) varying regional and geopolitical business conditions and demands; (4) variations in protection of intellectual property and other legal rights in different jurisdictions; (5) differences in the ability to develop relationships with suppliers and other local businesses; (6) changes in United States and international laws and regulations, including United States export restrictions; (7) fluctuations in interest and currency exchange rates; (8) the need to provide sufficient levels of technical support in different locations; (9) cultural differences; (10) special government-supported efforts to develop “local” integrated circuit manufacturing equipment companies; and (11) shipping delays. Many of these challenges are present in China, a large potential market for integrated circuit equipment and an area that Applied anticipates will continue to present a significant opportunity for growth over the long term. These challenges, as well as global uncertainties with respect to: (1) economic growth rates in various countries; (2) consumer confidence; (3) sustainability, timing, rate and amount of demand for electronics products and semiconductors; (4) capital spending by integrated circuit manufacturers; (5) price trends for certain semiconductor devices; (6) rising energy and raw material costs; and (7) political instability, epidemics, terrorism or acts of war where Applied has operations or sales may materially and adversely affect Applied’s business, financial condition and results of operations.

Applied operates in a highly competitive industry characterized by increasingly rapid technological changes.
      As Applied operates in a highly competitive environment, Applied’s future success heavily depends on effective development, commercialization and customer acceptance of its new equipment, service and related products. In addition, Applied must successfully execute its growth strategy, including increasing market share in existing markets, expanding into related markets, and cultivating new markets and business models. Applied’s success is subject to many risks, including, but not limited to, its ability to timely and cost-effectively: (1) develop and market new products; (2) improve existing products; (3) expand into or develop related and new markets for integrated circuit products; (4) achieve market acceptance of, and accurately forecast demand and meet production schedules for, its products; (5) achieve cost efficiencies across product offerings; and (6) qualify new or improved products for volume manufacturing with its customers. The development, introduction and support of an increasingly broad set of new or improved products, including those enabling the transition to smaller device feature sizes and incorporation of new materials, have grown increasingly complex and expensive over time. Furthermore, new or improved products may involve higher costs and reduced efficiencies compared to Applied’s more established products and could adversely affect Applied’s gross margins. In addition, Applied must successfully implement changes in its design engineering methodology, including changes that result in: significant decreases in material costs and cycle time; greater commonality of platforms and types of parts used in different systems; and more effective product life cycle management. If Applied does not: (1) develop and introduce new or improved products in a timely and cost-effective manner in response to changing market conditions or customer requirements; (2) price such products appropriately; or (3) successfully implement changes in its product design and manufacturing processes, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to risks associated with a highly concentrated customer base.
      Applied’s customer base is and has been highly concentrated. Orders from a relatively limited number of manufacturers of integrated circuits have accounted for, and likely will continue to account for, a substantial portion of Applied’s net sales. In addition, sales to any single customer may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or delay or cancel orders, Applied may not be able to replace the business. As Applied’s products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant non-recoverable costs. Major customers may also seek and on occasion receive pricing, payment terms or other conditions which are less favorable to Applied. In addition, certain customers have formed strategic alliances or collaborative efforts that result in additional complexities in managing individual customer relationships and transactions. These factors could have a material adverse effect on Applied’s business, financial condition and results of operations.

Applied is exposed to risks associated with expanded service product offerings and strategic transactions.
      In order to improve customers’ manufacturing productivity and efficiency and as part of its growth strategy, Applied is expanding its service product offerings for both Applied and non-Applied products. These new service products, which include on-site support as well as supply chain and spare parts management, are offered in part through strategic relationships and alliances formed with, or acquisitions of, other suppliers to the semiconductor industry. In order to develop this market opportunity, Applied must cultivate new business models, form and maintain strategic relationships with appropriate companies, achieve customer acceptance, and successfully and cost-effectively provide these service products. Applied’s inability to achieve any of the foregoing could have a material adverse effect on Applied’s business, financial condition and results of operations.

The ability to attract, retain and motivate key employees is vital to Applied’s success.
      Applied’s success and competitiveness depend in large part on its ability to attract, retain and motivate key employees. Achieving this objective may be difficult due to fluctuations in global economic and industry conditions. Changes in the Company’s management and leadership may also affect employee retention and be disruptive to operations. Furthermore, Applied historically has used stock options and other equity incentives as key components of its employee compensation program to encourage employee retention, provide competitive compensation packages, and align employees’ interests with those of other stockholders. Changes in accounting rules implemented by the Financial Accounting Standards Board (FASB) in December 2004 will require Applied to record a charge to earnings for grants to employees of stock options and certain other equity incentives beginning in Applied’s first fiscal quarter of 2006. This requirement reduces the attractiveness of granting stock options and related incentives because the expense associated with these grants will decrease Applied’s earnings and profitability. Any resulting change in Applied’s equity and/or overall compensation strategies could affect Applied’s ability to retain and motivate existing employees and recruit new employees. If Applied does not successfully attract, retain and motivate key employees, Applied’s operating results and ability to capitalize on its opportunities may be materially and adversely affected.

Applied is exposed to risks associated with acquisitions.
      Applied has made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary or aligned products, services and/or technologies. Acquisitions involve numerous risks, including but not limited to: (1) diversion of management’s attention from other operational matters; (2) inability to complete acquisitions as anticipated or at all; (3) inability to realize synergies expected to result from an acquisition; (4) failure to commercialize purchased technologies; (5) ineffectiveness of an acquired company’s internal controls; (6) impairment of acquired intangible assets as a result of technological advancements or worse-than-expected performance of the acquired company or its product offerings; (7) unknown, underestimated and/or undisclosed commitments or liabilities; (8) failure to integrate and retain key employees; and (9) ineffective integration of operations. Mergers and acquisitions are inherently subject to significant risks, and the inability to effectively manage these risks could materially and adversely affect Applied’s business, financial condition and results of operations.

Manufacturing interruptions or delays could affect Applied’s ability to meet customer demand, while the failure to estimate customer demand accurately could result in excess or obsolete inventory.
      Applied’s business depends on its ability to supply equipment, service and related products that meet the rapidly changing requirements of its customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers. Some key parts may be obtained only from a single supplier or a limited group of suppliers. Additionally, some sourcing or subassembly is provided by suppliers in developing regions, including China. Significant interruptions of manufacturing operations as a result of the failure or inability of suppliers to timely deliver quality parts, volatility in availability and cost of materials, natural disasters (such as earthquakes or tornadoes), or other causes (such as information technology or infrastructure failures, regional economic downturns, political instability, terrorism or acts of war) could result in delayed deliveries, manufacturing inefficiencies or increased costs. Moreover, if actual demand for Applied’s products is different than expected, Applied may purchase more/fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. Any or all of these factors could materially and adversely affect Applied’s business, financial condition and results of operations.

The failure to successfully implement outsourcing activities could adversely affect results of operations.
      To better align costs with market conditions and to increase productivity and operational efficiency, Applied outsources certain functions to third parties, including companies in India and China. These functions include engineering, manufacturing, customer support, software development and administrative activities. The expanding role of third party providers has required changes to Applied’s existing operations and its adoption of new procedures and processes for retaining and managing these providers and for protecting its intellectual property. If Applied does not effectively develop and implement its outsourcing strategy, or if third party providers do not perform as anticipated, Applied may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and/or loss of its intellectual property rights, which could materially and adversely affect Applied’s business, financial condition and results of operations.

Applied is subject to internal controls evaluations and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.
      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Applied must perform evaluations of its internal controls over financial reporting. Beginning as of the end of fiscal 2005 and annually thereafter, Applied must include with its Form 10-K a report on its management’s assessment of the adequacy of such internal controls, and Applied’s independent registered public accounting firm must publicly attest to the adequacy of management’s assessment and the effectiveness of Applied’s internal controls. Applied has prepared and is implementing its plan for compliance. Compliance with these requirements is complex and time-consuming. If Applied fails to timely or successfully comply with the requirements of Section 404, or if Applied’s independent registered public accounting firm does not timely attest to the evaluation, Applied could be subject to regulatory sanctions, and the public’s perception of Applied may change.

Changes in tax rates or tax liabilities could affect future results.
      As a global company, Applied is subject to taxation in the United States and various other countries. Significant judgment is required to determine worldwide tax liabilities. Applied’s future tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in the valuation of Applied’s deferred tax assets and liabilities, or changes in the tax laws. For example, recent U.S. legislation governing taxation of extraterritorial income (ETI) repealed certain export subsidies that were prohibited by the World Trade Organization and enacted different tax provisions. These new tax provisions are not expected to fully offset the loss of the repealed tax provisions and, as a result, Applied’s U.S. tax liability may increase. In addition, Applied is subject to regular examination of its income tax returns by the Internal Revenue Service and other tax authorities. Applied regularly assesses the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. Although Applied believes its tax estimates are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in Applied’s historical income tax provisions and accruals, which could materially and adversely affect Applied’s results of operations.

Applied is exposed to various risks related to legal proceedings or claims and protection of intellectual property rights.
      Applied from time to time is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, product performance, product liability, unfair competition, employment and other matters. In addition, Applied on occasion receives notification from customers who believe that Applied owes them indemnification or other obligations related to infringement claims made against the customers by third parties. These legal proceedings and claims, whether with or without merit, are time-consuming and expensive to prosecute or defend and divert management’s attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings or claims. Applied previously entered into a mutual covenant-not-to-sue arrangement with one of its competitors to decrease the risk of patent infringement lawsuits in the future. There can be no assurance that the intended results of this arrangement will be achieved or that Applied will be able to adequately protect its intellectual property rights with the restrictions associated with such a covenant. In addition, Applied’s intellectual property rights may not provide significant competitive advantages if they are circumvented, invalidated, rendered obsolete by the rapid pace of technological change, or Applied does not adequately assert these rights. Furthermore, the laws of other countries, including China, permit the protection and enforcement of Applied’s rights to varying extents, compared to United States laws. Applied’s success is dependent in part upon the protection of its intellectual property and other rights. Infringement of Applied’s rights by a third party could result in uncompensated lost market and revenue opportunities for Applied. If Applied is not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend its position, Applied’s business, financial condition and results of operations could be materially and adversely affected.

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
      In addition, during fiscal 2002, Applied filed an application with the SEC for an order confirming that it is not subject to the Investment Company Act of 1940 (the Investment Company Act), which requires companies primarily engaged in the business of investing in securities to comply with certain additional rules and regulations. Based on Applied’s ratios of investments to total assets and of interest income to net income, Applied could be deemed to be covered by the Investment Company Act. In March 2004 and February and May 2005, Applied responded to the SEC’s requests for additional and updated information. If the SEC does not grant the order, Applied may have to take other actions that could adversely affect its results of operations in order not to be subject to the Investment Company Act.

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
      Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $5.4 billion at May 1, 2005. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at May 1, 2005, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $57 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied would not realize the losses in income unless the individual fixed-income securities are sold prior to recovery.
      Certain operations of Applied are conducted in foreign currencies. Applied enters into currency forward exchange and option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. Gains and losses on these contracts are generally recognized in income at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on currency forward exchange and option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses were not material for the three or six months ended May 2, 2004 and May 1, 2005.

Item 4.	Controls and Procedures
      As required by Rule 13a-15(b), Applied’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of Applied’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Applied’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), Applied’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation to determine whether any changes occurred in Applied’s internal control over financial reporting during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting. Based on that evaluation, there has been no such change during the fiscal quarter.
      It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Linear Technology
      On March 2, 2001, Linear Technology Corp. (LTC) filed a third party complaint against Applied in the United States District Court for the Eastern District of Texas, captioned Texas Instruments, Inc. v. Linear Technology Corp. v. Applied Materials, Inc. (case no. 2-01-CV4 (DF)). The complaint against Applied alleged that Applied is obligated to indemnify LTC and defend LTC for certain claims in the underlying patent infringement lawsuit brought by Texas Instruments, Inc. (TI) against LTC. The complaint also alleged claims for breach of contract, breach of warranty, and various unfair business practices. In the complaint, LTC alleged that, before LTC purchased certain equipment from Applied, Applied failed to disclose to LTC that TI previously had won a jury verdict against Hyundai Electronics Industries Co., Ltd. (Hyundai) for patent infringement based on Hyundai’s use of certain semiconductor equipment that included some Applied tools. LTC’s Texas lawsuit against Applied sought indemnification and damages from Applied and an order requiring Applied to defend LTC in the underlying lawsuit with TI. On January 15, 2002, the court granted TI’s motion to sever Applied and the other third party defendants from the action and dismissed LTC’s action against Applied and the other third party defendants without prejudice. On March 12, 2002, LTC filed a complaint against Applied in the Superior Court for the County of Santa Clara, captioned Linear Technology Corp. v. Applied Materials, Inc., Novellus Systems, Inc. and Tokyo Electron Ltd., (case no. CV806004) alleging claims for breach of contract, fraud and deceit, negligent misrepresentation, suppression of fact, unfair competition, breach of warranty, express contractual indemnity, implied equitable indemnity and declaratory relief. On November 12, 2002, LTC filed an Amended Complaint in the Santa Clara action asserting essentially the same claims as in the original complaint but adding an additional assertion that LTC and TI have settled their litigation. Applied’s motion to dismiss the amended complaint was granted in part. LTC filed a Second Amended Complaint and Applied’s motion to dismiss the Second Amended Complaint was granted. LTC filed a Third Amended Complaint and Applied’s motion to dismiss the Third Amended Complaint was granted. On February 13, 2004, LTC filed a Fourth Amended Complaint. Applied moved to dismiss the Fourth Amended Complaint. LTC subsequently filed a motion to amend its Fourth Amended Complaint, which the Court granted. On July 7, 2004, LTC filed a Fifth Amended Complaint which Applied moved to dismiss. On October 5, 2004, Applied’s motion to dismiss LTC’s Fifth Amended Complaint was granted with prejudice. LTC has appealed the Superior Court’s decision. Applied believes it has meritorious defenses and intends to pursue them vigorously.
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
Varian Semiconductor Equipment Associates, Inc.
      On September 13, 2002, Varian Semiconductor Equipment Associates, Inc. (VSEA) filed a demand for arbitration with the American Arbitration Association asserting that Applied has breached a patent license agreement between VSEA and Applied dated January 1, 1992. VSEA seeks to recover royalties, interest and attorneys’ fees. The arbitration hearing on whether the products are covered by the patent license agreement has concluded. On May 2, 2003, the arbitration panel issued an interim decision finding that some, but not all, of the patent claims asserted by VSEA were invalid. On September 1, 2004, the arbitration panel issued a decision in the second phase of the arbitration finding that Applied had not proven the invalidity of certain patent claims asserted by VSEA. The parties have agreed that no further arbitration proceedings are necessary. Applied paid back royalty payments, including interest, of approximately $25 million. In addition, Applied will be required to make unit-based royalty payments on future sales of certain products found to be within the scope of the agreement. Applied expects that these unit-based royalty payments will not have a material adverse effect on its business, consolidated financial condition or results of operations.
Jusung
      On December 24, 2003, Applied filed a lawsuit against Jusung Engineering Co., Ltd. (Jusung Engineering), and Jusung Pacific Co., Ltd., (Jusung Pacific, and together with Jusung Engineering, Jusung) in Tao-Yuan District Court in Taiwan captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. (case no. 92 Tsai-chuan Tzi No. 6388). The lawsuit alleges that Jusung is infringing a patent related to chemical vapor deposition owned by Applied. In the suit, Applied seeks a provisional injunction prohibiting Jusung from importing, using, manufacturing, servicing or selling in Taiwan certain flat panel display manufacturing equipment. On December 25, 2003, the Tao-Yuan District Court ruled in favor of Applied’s request for a provisional injunction and, on January 14, 2004, the Court issued a provisional injunction order. Jusung Pacific appealed those decisions. On appeal, the Taiwan Supreme Court ruled in favor of Applied. On January 30, 2004, Jusung Pacific sought permission to post a counterbond to have the injunction lifted. Jusung Pacific’s application was granted and, on March 30, 2004, the provisional injunction order was lifted. Applied appealed the counterbond decisions and the Taiwan Supreme Court subsequently abrogated the decision to grant the counterbond to Jusung Pacific. On April 29, 2005, in response to a request by Jusung Engineering, the Tao-Yuan District Court issued an order allowing Jusung Engineering to post a counterbond to have the injunction against it lifted. On June 30, 2004, Applied filed a complaint against Jusung in the Hsinchu District Court in Taiwan captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. (case no. 93 Zhong Zhi No. 3). In the suit, Applied seeks damages and a permanent injunction for infringement of the same patent. The decisions regarding the provisional injunction and counterbond had no effect on the separate patent infringement lawsuit filed by Applied against Jusung in the Hsinchu Court. Applied believes it has meritorious claims and intends to pursue them vigorously.
Taiwan Fair Trade Commission
      On April 10, 2004, the Taiwan Fair Trade Commission (TFTC) notified Applied’s subsidiary AKT, Inc. (AKT) in Taiwan that, pursuant to a complaint filed by Jusung, the TFTC had begun an investigation into whether AKT violated the Taiwan Fair Trade Act. The investigation focused on whether AKT violated the Taiwan Guidelines for the Review of Cases Involving Enterprises Issuing Warning Letters for Infringement on Copyright, Trademark and Patent Rights by allegedly notifying certain customers about AKT’s patent rights and the infringement of those rights by Jusung. On June 15, 2004, the TFTC notified Applied that Applied also was a subject of the investigation. Both Applied and AKT responded to the TFTC’s inquiries. By letter dated April 15, 2005, the TFTC notified Applied and AKT that there was insufficient evidence to support a claim against either company. Unless an appeal is filed by Jusung, Applied understands that the investigation will be closed.
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
      The following table provides information as of May 1, 2005 with respect to the shares of common stock repurchased by Applied during the second quarter of fiscal 2005:

				Maximum Dollar
			Total Number of	Value of Shares that
		Average	Shares Purchased as	May Yet be
	Total Number of	Price Paid	Part of Publicly	Purchased Under the
Period	Shares Purchased	per Share	Announced Plans*	Plans*

	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
Month #1 (January 31, 2005 to February 27, 2005)	319	$17.67	319	$2,194
Month #2 (February 28, 2005 to March 27, 2005)	15,226	$16.59	15,226	$3,988
Month #3 (March 28, 2005 to May 1, 2005)	15,352	$15.75	15,352	$3,747

Total	30,897	$16.18	30,897

*	In March 2005, the Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $4.0 billion of Applied’s common stock in the open market over the three years ending in March 2008, replacing the $3.0 billion repurchase program that was authorized in March 2004.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      The Annual Meeting of Stockholders was held on March 23, 2005 in Santa Clara, California. Eleven incumbent directors were re-elected without opposition to serve one-year terms in office. The results of this election were as follows:

Name of Director	Votes For (Shares)	Votes Withheld (Shares)

James C. Morgan	1,449,925,700	31,291,989
Michael R. Splinter	1,446,104,781	35,112,908
Dan Maydan	1,448,032,625	33,185,064
Michael H. Armacost	1,444,685,781	36,531,908
Deborah A. Coleman	1,406,480,503	74,737,186
Herbert M. Dwight, Jr.	1,337,326,905	143,890,783
Philip V. Gerdine	1,444,421,374	36,796,315
Paul R. Low	1,335,645,742	145,571,947
Steven L. Miller	1,342,207,445	139,010,243
Gerhard H. Parker	1,455,555,545	25,662,144
Willem P. Roelandts	1,318,184,626	163,033,063
      On the proposal to ratify the appointment of KPMG LLP as Applied’s independent registered public accounting firm for the current fiscal year, there were 1,452,931,947 votes cast in favor, 26,437,104 votes cast against, and 1,848,638 abstentions.

Item 5.	Other Information
      None.

Item 6.	Exhibits
      Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit
No.	Description

10.42	Nonemployee Director Share Purchase Plan

10.43	Election form under Nonemployee Director Share Purchase Plan

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Ratio of Earnings to Fixed Charges

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ Nancy H. Handel

Nancy H. Handel
Senior Vice President and
Chief Financial Officer
May 31, 2005

By:	/s/ Yvonne Weatherford

Yvonne Weatherford
Corporate Vice President and
Corporate Controller
May 31, 2005

Exhibit Index

Exhibit
No.	Description

10.42	Nonemployee Director Share Purchase Plan

10.43	Election form under Nonemployee Director Share Purchase Plan

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Ratio of Earnings to Fixed Charges