Form 10-Q
period 2005-07-31
APPLIED MATERIALS INC /DE
filed 2005-09-01
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

or

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Number of shares outstanding of the issuer’s common stock as of July 31, 2005: 1,622,490,129

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED BALANCE SHEETS*
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 99.1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	August 1,	July 31,	August 1,	July 31,
	2004	2005	2004	2005

	(In thousands, except per share amounts)
	(Unaudited)
Net sales	$2,236,152	$1,631,938	$5,809,705	$5,273,703
Cost of products sold	1,176,920	914,849	3,135,663	2,947,959

Gross margin	1,059,232	717,089	2,674,042	2,325,744
Operating expenses:
Research, development and engineering	256,781	236,448	743,601	703,799
Marketing and selling	101,513	98,366	285,886	268,644
General and administrative	87,394	79,578	251,145	256,876
Restructuring, asset impairments and other charges	—	—	167,459	—

Income from operations	613,544	302,697	1,225,951	1,096,425
Interest expense	13,489	9,338	36,971	28,425
Interest income	24,869	45,948	82,362	123,055

Income before income taxes	624,924	339,307	1,271,342	1,191,055
Provision for/(benefit from) income taxes	184,353	(30,284)	375,047	227,869

Net income	$440,571	$369,591	$896,295	$963,186

Earnings per share:
Basic	$0.26	$0.23	$0.53	$0.58
Diluted	$0.26	$0.23	$0.52	$0.58
Weighted average number of shares:
Basic	1,696,544	1,630,895	1,689,573	1,654,740
Diluted	1,721,690	1,641,818	1,727,626	1,666,720
See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS*

	October 31,	July 31,
	2004	2005

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,493,292	$1,255,746
Short-term investments	5,084,704	4,972,697
Accounts receivable, net	1,670,153	1,525,133
Inventories	1,139,368	1,073,722
Deferred income taxes	610,095	627,366
Other current assets	283,907	289,805

Total current assets	10,281,519	9,744,469
Property, plant and equipment	2,953,130	2,993,156
Less: accumulated depreciation and amortization	(1,607,602)	(1,709,558)

Net property, plant and equipment	1,345,528	1,283,598
Goodwill, net	257,321	337,825
Purchased technology and other intangible assets, net	50,291	88,601
Deferred income taxes and other assets	158,786	164,156

Total assets	$12,093,445	$11,618,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$45,864	$46,165
Accounts payable and accrued expenses	1,895,061	1,703,540
Income taxes payable	347,056	227,614

Total current liabilities	2,287,981	1,977,319
Long-term debt	410,436	414,290
Other liabilities	133,001	155,395

Total liabilities	2,831,418	2,547,004

Stockholders’ equity:
Common stock	16,803	16,225
Additional paid-in capital	2,070,733	987,064
Deferred stock compensation, net	(96)	—
Retained earnings	7,164,170	8,078,026
Accumulated other comprehensive income/(loss)	10,417	(9,670)

Total stockholders’ equity	9,262,027	9,071,645

Total liabilities and stockholders’ equity	$12,093,445	$11,618,649

*	Amounts as of July 31, 2005 are unaudited. Amounts as of October 31, 2004 are derived from the October 31, 2004 audited consolidated financial statements.
See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	August 1,	July 31,
	2004	2005

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$896,295	$963,186
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	267,689	226,120
Loss on fixed asset retirements	18,357	17,851
Non-cash portion of restructuring, asset impairments and other charges	80,900	—
Deferred income taxes	214,050	(21,699)
Amortization of deferred compensation	1,172	96
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(613,439)	177,664
Inventories	(199,605)	91,026
Other current assets	(57,027)	27,483
Other assets	(71,165)	(44,640)
Accounts payable and accrued expenses	472,002	(261,494)
Income taxes payable	107,378	(130,237)
Other liabilities	3,590	4,006

Cash provided by operating activities	1,120,197	1,049,362

Cash flows from investing activities:
Capital expenditures	(150,273)	(136,766)
Cash paid for acquisitions, net of cash acquired	(7,400)	(101,793)
Proceeds from sales and maturities of short-term investments	2,030,139	2,497,677
Purchases of short-term investments	(2,412,887)	(2,396,433)

Cash (used for) investing activities	(540,421)	(137,315)

Cash flows from financing activities:
Repayments of short-term debt and credit facilities	(861)	(13,290)
Repayments of long-term debt	(2,533)	(2,924)
Proceeds from common stock issuances	291,264	165,752
Common stock repurchases	(150,000)	(1,250,000)
Payments of dividends to stockholders	—	(49,330)

Cash provided by/(used for) financing activities	137,870	(1,149,792)

Effect of exchange rate changes on cash	1,766	199

Increase/(decrease) in cash and cash equivalents	719,412	(237,546)
Cash and cash equivalents — beginning of period	757,400	1,493,292

Cash and cash equivalents — end of period	$1,476,812	$1,255,746

Supplemental cash flow information:
Cash payments for income taxes	$60,833	$319,107
Cash payments for interest	$20,368	$16,619
See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1	Basis of Presentation and Stock-Based Compensation

Basis of Presentation
      In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 31, 2004 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004. Applied’s results of operations for the three and nine months ended July 31, 2005 are not necessarily indicative of future operating results.
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (United States) requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
      Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2005 contains 52 weeks, whereas fiscal 2004 contained 53 weeks. Correspondingly, the first fiscal quarter of 2005 contained 13 weeks, whereas the first fiscal quarter of 2004 contained 14 weeks. Accordingly, the first nine months of fiscal 2005 contained 39 weeks, whereas the first nine months of fiscal 2004 contained 40 weeks.
      Auction rate securities in the amount of $589 million and variable rate demand notes in the amount of $200 million have been reclassified from cash and cash equivalents to short-term investments in the October 31, 2004 consolidated balance sheet to conform to the fiscal 2005 financial statement presentation, as a result of accounting guidance issued in the first and second fiscal quarters of 2005. Accordingly, the consolidated statements of cash flows for the nine months ended August 1, 2004 and July 31, 2005 reflect this presentation.

Stock-Based Compensation
      Applied measures compensation expense for its stock-based employee compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost has been recognized in the consolidated condensed statements of operations under the intrinsic value method, as the exercise price of all options granted under these plans was not below the fair market price of the underlying common stock on the grant date. Beginning in the first fiscal quarter of 2006, Applied will be required to comply with Statement of Financial Accounting Standards No. 123R (SFAS 123R), as discussed further in Note 15.
      In accordance with Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123,” and Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” Applied’s pro forma option expense is computed using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Applied’s employee stock options have characteristics significantly different from those of publicly traded options.

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

	Three Months Ended		Nine Months Ended

	August 1,	July 31,	August 1,	July 31,
	2004	2005	2004	2005

	(In thousands, except per share amounts)
Reported net income	$440,571	$369,591	$896,295	$963,186
Stock-based compensation expense, net of tax	(82,532)	(53,517)	(246,444)	(164,675)

Pro forma net income	$358,039	$316,074	$649,851	$798,511

Earnings per share as reported:
Basic	$0.26	$0.23	$0.53	$0.58
Diluted	$0.26	$0.23	$0.52	$0.58
Pro forma earnings per share:
Basic	$0.21	$0.19	$0.38	$0.48
Diluted	$0.21	$0.19	$0.38	$0.48
      Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $8.91 and $5.83 for the three months ended August 1, 2004 and July 31, 2005, respectively, and was $10.34 and $6.53 for the nine months ended August 1, 2004 and July 31, 2005, respectively. The weighted average estimated fair value of stock purchase rights under employee stock purchase plans (ESPP) was $5.94 and $5.52 for the three months ended August 1, 2004 and July 31, 2005, respectively, and was $5.90 and $5.71 for the nine months ended August 1, 2004 and July 31, 2005, respectively. Beginning in the first fiscal quarter of 2005, the computation of the expected volatility assumption used in the Black-Scholes calculations for new grants changed from being based solely on historical volatility to being based on a combination of historical and implied volatilities. For purposes of the weighted average estimated fair value calculations, the fair value of each stock option grant and stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended		Nine Months Ended

	August 1,	July 31,	August 1,	July 31,
	2004	2005	2004	2005

Stock Options:
Dividend yield	None	0.70%	None	.04%
Expected volatility	62%	39%	63%	44%
Risk-free interest rate	3.01%	3.90%	2.43%	3.35%
Expected life (in years)	3.79	4.00	3.61	4.00
ESPP:
Dividend yield	None	None	None	None
Expected volatility	68%	34%	68%	52%
Risk-free interest rate	1.81%	3.05%	1.82%	2.40%
Expected life (in years)	1.25	1.25	1.25	1.25

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      No dividend yield was included in the valuation of the 2005 ESPP grants, as Applied declared and paid the first cash dividend subsequent to the commencement of the current purchase period.
      On August 5, 2005, Applied accelerated the vesting of certain out-of-the-money stock options. See Note 16 for further details.

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
      For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of Applied’s common stock for the period, as the effect would be anti-dilutive. Options to purchase shares of common stock that were excluded from the computation were as follows:

	Three Months Ended		Nine Months Ended

	August 1,	July 31,	August 1,	July 31,
	2004	2005	2004	2005

	(In thousands, except prices)
Number of shares excluded	132,570	134,463	79,024	134,477
Average exercise price	$21.79	$21.07	$23.45	$21.08

Note 3	Accounts Receivable, Net
      Applied has agreements with various financial institutions to sell accounts receivable from selected customers. Applied also discounts letters of credit through various financial institutions. Under these agreements, Applied sold accounts receivable and discounted letters of credit in the amounts of $377 million and $22 million for the three months ended August 1, 2004 and July 31, 2005, respectively, and in the amounts of $729 million and $112 million for the nine months ended August 1, 2004 and July 31, 2005, respectively. Discounting fees were not material for all periods presented. As of July 31, 2005, $4 million of sold accounts receivable remained outstanding under these agreements. A portion of these sold accounts receivable is subject to certain recourse provisions. As of July 31, 2005, Applied has not experienced any losses under these recourse provisions.

Note 4	Inventories
      Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. Components of inventories were as follows:

	October 31,	July 31,
	2004	2005

	(In thousands)
Customer service spares	$427,403	$397,514
Raw materials	179,630	146,154
Work-in-process	222,663	168,378
Finished goods	309,672	361,676

	$1,139,368	$1,073,722

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      Included in finished goods inventory is $88 million at October 31, 2004 and $145 million at July 31, 2005 of newly introduced systems at customer locations where the sales transactions did not meet Applied’s revenue recognition criteria, as set forth in Note 1 of the Notes to the Consolidated Financial Statements in Applied’s Form 10-K for the fiscal year ended October 31, 2004.

Note 5	Goodwill, Purchased Technology and Other Intangible Assets
      Details of unamortized intangible assets were as follows:

	October 31, 2004			July 31, 2005

		Other			Other
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total

	(In thousands)
Gross carrying amount	$303,191	$—	$303,191	$383,695	$17,860	$401,555
Accumulated amortization	(45,870)	—	(45,870)	(45,870)	—	(45,870)

	$257,321	$—	$257,321	$337,825	$17,860	$355,685

      In accordance with accounting principles generally accepted in the United States, goodwill and other unamortized intangible assets are not subject to amortization but are subject to annual review for impairment, which Applied performs during the fourth quarter of each fiscal year. Accordingly, Applied conducted goodwill impairment tests in the fourth fiscal quarter of 2004, and the results of these tests indicated that Applied’s goodwill was not impaired. Goodwill and unamortized intangible assets are also subject to review for impairment when circumstances or events occur throughout the year that indicate that the assets may be impaired. From October 31, 2004 to July 31, 2005, the change in goodwill was approximately $81 million, due to the acquisition of all of the operating subsidiaries and businesses of Metron Technology N.V. (Metron Technology) and the assets of ATMI, Inc.’s Treatment Systems business (EcoSys), both of which were completed in the first fiscal quarter of 2005 (see Note 12). Other intangible assets that are not subject to amortization consist primarily of a trade name associated with the Metron Technology acquisition.
      Details of amortized intangible assets were as follows:

	October 31, 2004			July 31, 2005

		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total

	(In thousands)
Gross carrying amount	$331,693	$23,600	$355,293	$356,933	$37,270	$394,203
Accumulated amortization	(290,492)	(14,510)	(305,002)	(303,828)	(19,634)	(323,462)

	$41,201	$9,090	$50,291	$53,105	$17,636	$70,741

      Purchased technology and other intangible assets are amortized over their estimated useful lives of 2 to 10 years using the straight-line method. From October 31, 2004 to July 31, 2005, the change in amortized intangible assets was approximately $39 million primarily due to the acquisitions associated with Metron Technology and certain assets of ATMI, Inc. and SCP Global Technology, Inc. (see Note 12). Aggregate amortization expense was $13 million and $5 million for the three months ended August 1, 2004 and July 31, 2005, respectively, and was $38 million and $18 million for the nine months ended August 1, 2004 and July 31, 2005, respectively. As of July 31, 2005, future estimated amortization expense is expected to be $7 million for the remainder of fiscal 2005, $25 million for fiscal 2006, $13 million for fiscal 2007, $10 million for fiscal 2008, $8 million for fiscal 2009, and $8 million thereafter.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 6	Accounts Payable, Accrued Expenses, Guarantees and Contingencies
      Components of accounts payable and accrued expenses were as follows:

	October 31,	July 31,
	2004	2005

	(In thousands)
Accounts payable	$350,105	$323,855
Compensation and employee benefits	423,859	270,678
Installation and warranty	224,531	186,321
Deferred revenue	301,220	353,130
Customer deposits	125,466	85,912
Restructuring reserve	100,111	76,068
Other	369,769	407,576

	$1,895,061	$1,703,540

      Changes in the warranty reserves during the three and nine months ended August 1, 2004 and July 31, 2005 were as follows:

	Three Months Ended		Nine Months Ended

	August 1,	July 31,	August 1,	July 31,
	2004	2005	2004	2005

	(In thousands)
Beginning balance	$157,162	$174,958	$138,407	$178,918
Provisions for warranty	51,484	30,434	137,895	117,284
Consumption of reserves	(37,397)	(55,242)	(105,053)	(146,052)

Ending balance	$171,249	$150,150	$171,249	$150,150

      Applied products are generally sold with a 12-month warranty period following installation. The provision for the estimated cost of warranty is recorded when revenue is recognized. Parts and labor are covered under the terms of the warranty agreement. The warranty provisions are based on historical experience by product, configuration and geographic region. Quarterly consumption of warranty reserves is generally associated with sales that occurred during the preceding four quarters, and quarterly warranty provisions are generally related to the current quarter’s sales.
      During the ordinary course of business, Applied also provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of July 31, 2005, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was approximately $53 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.
      Applied also has additional guarantee arrangements on behalf of certain subsidiaries. As of July 31, 2005, Applied has not previously recorded any liability related to guarantees of subsidiary obligations. Applied does not expect, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid in the future under these arrangements. Subsidiary guarantees as of July 31, 2005 totaled approximately $192 million and were associated with the following types of arrangements: short-term borrowing facilities, overdraft facilities, customs guarantees and leases. In the event of use and subsequent default of these facilities by Applied’s subsidiaries, such arrangements would be

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
guaranteed by Applied. In addition, certain subsidiaries have lease facility arrangements guaranteed by Applied. These leases will expire between 2009 and 2014. In the event that the subsidiaries do not make the required payments, Applied could be required to pay the leases on behalf of the subsidiaries. As of July 31, 2005, quarterly lease obligations under these arrangements approximated $3 million.
      Applied is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Applied from time to time is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, product performance, product liability, unfair competition, employment and other matters. In addition, Applied on occasion receives notification from customers who believe that Applied owes them indemnification or other obligations related to claims made against the customers by third parties. Applied evaluates, among other factors, the degree of probability of an unfavorable outcome and reasonably estimates the amount of the loss. Significant judgment is required in determining both probability and whether an exposure can be reasonably estimated. When Applied determines that a loss is probable and the amount of the loss is reasonably estimable, the effect is recorded in the consolidated financial statements. Significant changes in legal proceedings and claims or the factors considered in the evaluation of those matters could have a material adverse effect on Applied’s business, financial condition and results of operations. Discussion of legal matters is incorporated by reference from Part II, Item 1, Legal Proceedings, of this report, and should be considered as an integral part of the Consolidated Condensed Financial Statements and these Notes.

Note 7	Restructuring, Asset Impairments and Other Charges
      Restructuring, asset impairments and other charges for the nine months ended August 1, 2004 totaled $167 million, consisting of $65 million for facility consolidations, $96 million for other costs and $6 million for severance and benefits. The $96 million of other costs primarily consisted of $102 million of fixed asset write-offs associated with facility consolidations during the first fiscal quarter of 2004, partially offset by a $6 million reversal of restructuring reserves associated with prior periods’ restructuring plans. In connection with the restructuring action in the first fiscal quarter of 2004, Applied consolidated certain facilities located primarily in Santa Clara, California. Additionally, Applied reduced its global workforce by approximately 130 positions or one percent. The majority of the affected employees were based in Santa Clara, California and Europe and represented multiple company functions.
      There were no restructuring, asset impairments or other charges during the three and nine months ended July 31, 2005.
      Changes in restructuring reserves for the three and nine months ended July 31, 2005 were as follows:

	Facilities	Other	Total

	(In thousands)
Balance, October 31, 2004	$98,005	$2,106	$100,111
Cash paid	(7,129)	(1,112)	(8,241)

Balance, January 30, 2005	90,876	994	91,870
Cash paid	(7,683)	(309)	(7,992)

Balance, May 1, 2005	83,193	685	83,878
Cash paid	(7,375)	(435)	(7,810)

Balance, July 31, 2005	$75,818	$250	$76,068

      As of July 31, 2005, the restructuring reserve balances consisted principally of remaining lease commitments associated with facilities that continue through fiscal 2009.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 8	Derivative Financial Instruments
      Applied’s derivative financial instruments, consisting of currency forward exchange and option contracts, are recorded at fair value on the consolidated balance sheet, either in other current assets or accounts payable and accrued expenses. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, are recognized in the consolidated results of operations. The effective portion of the gain/(loss) is reported as a component of accumulated other comprehensive income in stockholders’ equity, and is reclassified into results of operations when the hedged transaction affects income/(loss). Amounts included in accumulated other comprehensive income as of July 31, 2005 will generally be reclassified to results of operations within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness, and are recognized in cost of products sold or expensed. The change in option and forward time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, Applied recognizes the gain/(loss) on the associated financial instrument in general and administrative expenses. The amounts recognized due to the anticipated transactions failing to occur were not material for all periods presented.
      Accumulated other comprehensive income related to hedging activities for the nine months ended July 31, 2005 increased $7 million, due to a $9 million increase in the intrinsic value of derivatives, partially offset by $1 million of realized gains that were reclassified from accumulated other comprehensive income to results of operations and $1 million of net unrealized losses associated with hedged transactions.

Note 9	Stockholders’ Equity

Comprehensive Income
      Components of comprehensive income, on an after-tax basis where applicable, were as follows:

	Three Months Ended		Nine Months Ended

	August 1,	July 31,	August 1,	July 31,
	2004	2005	2004	2005

	(In thousands)
Net income	$440,571	$369,591	$896,295	$963,186
Change in unrealized net (loss) on investments	(10,793)	(5,394)	(19,874)	(21,754)
Change in unrealized net gain/(loss) on derivative instruments qualifying as cash flow hedges	(1,014)	7,025	3,458	6,586
Foreign currency translation adjustments	3,188	(17,585)	13,064	(4,919)

Comprehensive income	$431,952	$353,637	$892,943	$943,099

      Components of accumulated other comprehensive income, on an after-tax basis where applicable, were as follows:

	October 31,	July 31,
	2004	2005

	(In thousands)
Cumulative unrealized net gain/(loss) on investments	$11,435	$(10,319)
Cumulative unrealized net gain on derivative instruments qualifying as cash flow hedges	646	7,232
Cumulative translation adjustments	(1,664)	(6,583)

Accumulated other comprehensive income/(loss)	$10,417	$(9,670)

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
      During the three months ended August 1, 2004, Applied did not repurchase any stock as a result of potential transactions under consideration. During the three months ended July 31, 2005, Applied repurchased 27,069,000 shares of its common stock at an average price of $16.62 for a total cash outlay of $450 million. During the nine months ended August 1, 2004 and July 31, 2005, Applied repurchased 6,791,000 shares of its common stock at an average price of $22.09 for a total cash outlay of $150 million and 75,306,000 shares of its common stock at an average price of $16.60 for a total cash outlay of $1.3 billion, respectively.

Dividends
      On March 23, 2005, Applied declared its first quarterly cash dividend in the amount of $0.03 per share, which was paid on June 8, 2005 to stockholders of record as of May 18, 2005, for a total of $49 million. On June 23, 2005, Applied declared its second quarterly cash dividend in the amount of $0.03 per share, payable on September 7, 2005 to stockholders of record as of August 17, 2005, for a total of $49 million to be paid during the fourth fiscal quarter of 2005. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors.

Note 10	Employee Benefit Plans
      Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries. The components of the net periodic pension costs of these defined benefit plans for the three and nine months ended August 1, 2004 and July 31, 2005 were as follows:

	Three Months Ended		Nine Months Ended

	August 1,	July 31,	August 1,	July 31,
	2004	2005	2004	2005

	(In thousands)		(In thousands)
Service cost	$3,186	$3,480	$9,558	$10,441
Interest cost	1,461	1,765	4,382	5,294
Expected return on plan assets	(566)	(691)	(1,697)	(2,072)
Amortization of transition obligation	41	14	123	42
Amortization of prior service costs	34	35	102	105
Amortization of net loss	408	387	1,225	1,160

Net periodic pension cost	$4,564	$4,990	$13,693	$14,970

Note 11	Borrowing Facilities
      Applied has credit facilities for unsecured borrowings in various currencies of up to approximately $670 million, of which $500 million is comprised of two revolving credit agreements in the United States with a group of banks. One agreement, for 364 days, is a $250 million line of credit that expires in September 2005 (the 364 Day Agreement), and the other is a $250 million line of credit that expires in September 2006.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
Applied does not expect to replace the 364 Day Agreement upon its expiration. The agreements provide for borrowings at various rates, including the lead bank’s prime reference rate, and include financial and other covenants with which Applied was in compliance at October 31, 2004 and July 31, 2005. No amounts were outstanding under these agreements at October 31, 2004 or at July 31, 2005. The remaining credit facilities of approximately $170 million are with Japanese banks at rates indexed to their prime reference rate and are denominated in Japanese yen. No amounts were outstanding under these Japanese credit facilities at October 31, 2004 or at July 31, 2005.

Note 12	Acquisitions
      On June 28, 2005, Applied purchased certain assets of SCP Global Technology, Inc., consisting of single-wafer HF-last immersion technology and Marangoni clean/dry intellectual property, for approximately $24 million in cash. In connection with this asset purchase, Applied recorded purchased technology and other intangible assets of $20 million and other items of $4 million.
      On December 16, 2004, Applied acquired the assets of ATMI, Inc.’s Treatment Systems business (EcoSys), which supported the gas abatement requirements of process equipment for semiconductor manufacturing and other industrial applications, for approximately $16 million in cash. In connection with this acquisition, Applied recorded goodwill of $5 million, purchased technology and other intangible assets of $8 million and other items of $3 million, including liabilities assumed upon acquisition.
      On December 14, 2004, Applied acquired substantially all of the operating subsidiaries and businesses of Metron Technology N.V., which provided a wide range of outsource solutions to the semiconductor industry, for approximately $85 million in cash. In connection with this acquisition, Applied recorded goodwill of $76 million and other intangible assets of $31 million, partially offset by other items of $22 million, primarily for net liabilities assumed upon acquisition.
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
      For the acquisitions discussed above, the results of operations of the acquired businesses prior to the acquisition dates were not material in relation to those of Applied for any of the periods presented herein. The in-process research and development expenses related to these transactions were not material. Goodwill is not amortized but is reviewed periodically for impairment, and purchased technology is amortized over its useful life of 2 to 10 years. Completed acquisitions have not had, and are not expected to have, a material effect on Applied’s consolidated financial condition or results of operations.

Note 13	Consolidation of Variable Interest Entities
      Applied established a venture capital fund, Applied Materials Ventures I, L.P. (the Fund), in August 2001 to invest in privately-held, early-stage companies engaged in developing systems, components and devices relating to nanotechnology and/or communications technology for specific applications and products. The Fund was formed as a limited partnership, with Applied as the sole limited partner and an independent party as the general partner. During the fourth quarter of fiscal 2004, Applied exercised its right to limit capital contributions to the Fund to $25 million and to terminate the partnership. As a result, under the provisions of the partnership agreement, the activities of the partnership concluded and the partnership was dissolved in March 2005. Applied’s cumulative capital contributions to the Fund through dissolution totaled approximately $24 million. The Fund’s assets, which primarily consisted of shares of portfolio companies, were distributed

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
between Applied and the general partner as of July 31, 2005. Applied recorded its investment in the portfolio companies as other long-term assets on its consolidated balance sheet at July 31, 2005.
      Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” as amended, provides guidance on the identification, classification and accounting of variable interest entities. The Fund qualified for consolidation under FIN 46 and was consolidated in Applied’s consolidated financial statements starting in the first quarter of fiscal 2004 until it was dissolved. The consolidation and dissolution of the Fund did not have a material impact on Applied’s consolidated financial condition or results of operations for the periods presented.

Note 14	Income Taxes
      The third fiscal quarter tax rate was a benefit of 8.9 percent, which included one-time benefits of $118 million due to a favorable resolution of a multi-year tax examination and $14 million relating to a change in estimate with respect to export tax benefits. Applied’s effective income tax provision rate was 29.5 percent for the comparable fiscal quarter of 2004. The effective tax rate is highly dependent upon the geographic composition of worldwide earnings, tax regulations governing each region, non-tax deductible expenses incurred in connection with acquisitions and availability of tax credits. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly.

Note 15	Recent Accounting Pronouncements
      In December 2004, FASB issued SFAS 123R, “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. In April 2005, the Securities and Exchange Commission extended the compliance requirement date of SFAS 123R, with the result that this requirement will be effective for Applied beginning with the first fiscal quarter of 2006. Applied is currently evaluating the expected impact of SFAS 123R to its consolidated financial statements. See Note 1 for information related to the pro forma effect on Applied’s reported net income and net earnings per share of applying the fair value recognition provisions of the previous SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.
      In December 2004, FASB issued FASB Staff Position No. 109-2 (FSP 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act introduced a special one-time tax-rate reduction on the repatriation of certain foreign earnings to a U.S. taxpayer (Repatriation Provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the Repatriation Provision. Applied is in the process of reviewing the impact of the Repatriation Provision.

Note 16	Subsequent Event
      On August 4, 2005, the Human Resources and Compensation Committee of the Board of Directors of Applied approved the vesting acceleration of certain unvested, out-of-the-money stock options outstanding under Applied’s employee stock option plans, effective August 5, 2005. Stock options held by Applied’s five most senior executive officers, non-employee directors and consultants were not included in the vesting acceleration. Vesting was accelerated for stock options that had exercise prices greater than $17.85 per share, which was the closing price of Applied common stock on August 5, 2005. This action was taken to reduce the impact of future compensation expense that Applied would otherwise be required to recognize in future consolidated statements of operations pursuant to SFAS 123R, which is applicable to Applied beginning in the first fiscal quarter of 2006. As a result of the acceleration, Applied expects to reduce future compensation expense by approximately $138 million on a pre-tax basis over fiscal years 2006, 2007 and 2008.

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
      The following table presents certain significant measurements for the three and nine months ended August 1, 2004 and July 31, 2005:

	Three Months Ended			Nine Months Ended

	August 1,	July 31,		August 1,	July 31,
	2004	2005	% Change	2004	2005	% Change

	(In millions, except			(In millions, except
	per share amounts			per share amounts
	and percentages)			and percentages)
New orders	$2,462	$1,468	(40)%	$6,359	$4,696	(26)%
Net sales	$2,236	$1,632	(27)%	$5,810	$5,274	(9)%
Gross margin	$1,059	$717	(32)%	$2,674	$2,326	(13)%
Gross margin percent	47.4%	43.9%	(7)%	46.0%	44.1%	(4)%
Net income	$441	$370	(16)%	$896	$963	7%
Earnings per share	$0.26	$0.23	(12)%	$0.52	$0.58	11%
      Operating results for fiscal 2004 reflected a recovery in the semiconductor industry and the global economy. In addition, Applied gained market share in critical areas, including 300mm equipment and copper interconnect, and improved operational efficiencies. Operating results for the nine months of fiscal 2005 reflected a challenging environment after rapid growth that peaked in the second half of 2004 and slowed thereafter. As growth in semiconductor demand slowed, chip manufacturers reduced production and delayed capacity additions, resulting in lower orders. The operating results in fiscal 2005 also reflected the impact of Applied’s continued focus on cost controls.

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
Results of Operations
      Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2005 contains 52 weeks, whereas fiscal 2004 contained 53 weeks. Correspondingly, the first fiscal quarter of 2005 contained 13 weeks, whereas the first fiscal quarter of 2004 contained 14 weeks. Accordingly, the first nine months of fiscal 2005 contained 39 weeks, whereas the first nine months of fiscal 2004 contained 40 weeks.
      Applied received new orders of $1.5 billion for the third fiscal quarter of 2005, compared to $1.6 billion for the second fiscal quarter of 2005 and $2.5 billion for the third fiscal quarter of 2004. As indicated in the following table, new orders in the third fiscal quarter of 2005 declined from the preceding quarter. Specifically, orders for Japan, North America and Taiwan decreased, reflecting the challenging industry conditions in these regions during the third fiscal quarter of 2005. However, Korean customers increased their orders to continue equipping 300mm DRAM and flash fabrication facilities, European customers increased their orders in logic, and Asia-Pacific customers, primarily in China, increased their foundry spending.
      New orders by region for the past two consecutive quarters were as follows:

	Three Months Ended

	May 1,		July 31,
	2005		2005

	($)	(%)	($)	(%)

	(Dollars in millions)
Japan	513	33	342	23
Korea	196	13	279	19
North America(1)	287	18	277	19
Taiwan	281	18	213	15
Europe	139	9	183	12
Asia-Pacific(2)	137	9	174	12

Total	1,553	100	1,468	100

(1)	Primarily the United States.

(2)	Includes China.
      Applied’s backlog for the most recent three fiscal quarters was as follows: $2.6 billion at July 31, 2005, $2.9 billion at May 1, 2005, and $3.2 billion at January 30, 2005. Backlog consists only of orders for which written authorizations have been accepted, shipment dates within 12 months have been assigned and revenue has not been recognized. Due to the potential for customer changes in delivery schedules or cancellation of orders, Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods.
      During fiscal 2004, net sales increased from $1.6 billion in the first fiscal quarter to $2.0 billion in the second fiscal quarter and then to $2.2 billion in each of the third and fourth fiscal quarters. Net sales in fiscal 2005 have fluctuated, with a decrease in the first fiscal quarter of 2005 to $1.8 billion, followed by an increase to $1.9 billion for the second fiscal quarter of 2005, and then another decrease to $1.6 billion in the third fiscal quarter of 2005. Net sales for the third fiscal quarter of 2005 decreased 12 percent from the second fiscal quarter of 2005 and 27 percent from the third fiscal quarter of 2004. Following the trend of decreasing orders over the past three quarters, net sales decreased from fiscal 2004 to fiscal 2005, primarily due to integrated circuit manufacturers’ reducing or delaying capacity additions, both in mature and advanced technologies.
      Net sales by region for the three and nine months ended August 1, 2004 and July 31, 2005 were as follows:

	Three Months Ended				Nine Months Ended

	August 1,		July 31,		August 1,		July 31,
	2004		2005		2004		2005

	($)	(%)	($)	(%)	($)	(%)	($)	(%)

	(Dollars in millions)
Taiwan	380	17	381	23	1,310	23	1,199	23
North America(1)	387	17	351	22	904	15	1,053	20
Japan	439	20	333	20	1,057	18	1,000	19
Korea	247	11	248	15	619	11	867	16
Europe	241	11	178	11	592	10	682	13
Asia-Pacific(2)	542	24	141	9	1,328	23	473	9

Total	2,236	100	1,632	100	5,810	100	5,274	100

(1)	Primarily the United States.

(2)	Includes China.
      Gross margin percentage was 43.9 percent for the third fiscal quarter of 2005, compared to 44.0 percent for the second fiscal quarter of 2005 and 47.4 percent for the third fiscal quarter of 2004. Gross margin for the third fiscal quarter of 2005 was comparable to the second fiscal quarter of 2005 with $229 million lower net sales. Favorable product mix and reduced material costs offset lower factory absorption on decreased system volume during the current quarter. The decrease in the gross margin percentage for the third fiscal quarter of 2005 from that of the third fiscal quarter of 2004 was principally attributable to lower factory absorption due to lower sales volume.
      Operating expenses include expenses related to RD&E, marketing and selling (M&S), general and administrative (G&A), and restructuring, asset impairments and other charges. Expenses related to RD&E, M&S, and G&A were $414 million for the third fiscal quarter of 2005, compared to $407 million for the second fiscal quarter of 2005 and $446 million for the third fiscal quarter of 2004. Total operating expenses during the third fiscal quarter of 2005 were $7 million higher than the second fiscal quarter of 2005, reflecting increased RD&E investment, partially offset by continued cost containment. The decrease in operating expenses in the third fiscal quarter of 2005 relative to the comparable 2004 period was primarily attributable to continued cost containment efforts.
      There were no restructuring, asset impairments or other charges for the three or nine months ended July 31, 2005. There were no restructuring, asset impairments or other charges for the three months ended August 1, 2004. However, there were $167 million of such charges for the nine months ended August 1, 2004.
      Net interest income was $37 million and $11 million for the three months ended July 31, 2005 and August 1, 2004, respectively, and was $95 million and $45 million for the nine months ended July 31, 2005 and August 1, 2004, respectively. Higher net interest income in 2005 was primarily due to increased interest rates and a decrease in interest expense associated with scheduled debt maturities in September 2004.
      The third fiscal quarter tax rate was a benefit of 8.9 percent, which included one-time benefits of $118 million due to a favorable resolution of a multi-year tax examination and $14 million relating to a change in estimate with respect to export tax benefits. Applied’s effective income tax provision rate was 29.5 percent for the comparable fiscal quarter of 2004. The effective tax rate is highly dependent upon the geographic composition of worldwide earnings, tax regulations governing each region, non-tax deductible expenses incurred in connection with acquisitions and availability of tax credits. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly.
Financial Condition, Liquidity and Capital Resources
      During the nine months ended July 31, 2005, cash, cash equivalents and short-term investments decreased by $350 million from $6.6 billion as of October 31, 2004 to $6.2 billion as of July 31, 2005.
      Applied generated $1.0 billion of cash from operating activities during the nine months ended July 31, 2005. The primary sources of operating cash flows for the nine months ended July 31, 2005 were from net income, as adjusted to exclude the effect of non-cash charges, and from reductions in receivables and inventories, which were partially offset by a reduction in accounts payable, accrued expenses and income taxes payable. Applied utilized programs to sell accounts receivable and discount letters of credit, which totaled $112 million for the nine months ended July 31, 2005. The sales of these accounts receivable increased cash and reduced accounts receivable and days sales outstanding. Availability and usage of these accounts receivable sale programs depend on many factors, including the willingness of financial institutions to purchase accounts receivable and the cost of such arrangements. For further details regarding accounts receivable sales, see Note 3 of Notes to Consolidated Condensed Financial Statements. Days sales outstanding was 85 days at the end of the third fiscal quarter of 2005, compared to 78 days at the end of the second fiscal quarter of 2005, due primarily to the timing of product shipments.
      Applied used $137 million of cash for investing activities during the nine months ended July 31, 2005. Capital expenditures totaled $137 million, and proceeds from sales and maturities of short-term investments, net of purchases of short-term investments, totaled $101 million, partially offset by $101 million, net of cash acquired, paid during the nine months ended July 31, 2005 for the Metron Technology and EcoSys acquisitions, as discussed in Note 12 of Notes to Consolidated Condensed Financial Statements.
      Applied used $1.1 billion of cash for financing activities during the nine months ended July 31, 2005, consisting primarily of $1.3 billion for common stock repurchases, $49 million for cash dividends, $13 million for repayments of short-term debt and credit facilities that were acquired in the Metron Technology acquisition discussed in Note 12 of Notes to Consolidated Condensed Financial Statements and $3 million for payment of other long term debt. Applied generated cash of $166 million during the nine months ended July 31, 2005 from proceeds from the issuance of common stock under employee stock plans.
      On June 23, 2005, Applied declared its second quarterly cash dividend in the amount of $0.03 per share, payable on September 7, 2005 to stockholders of record as of August 17, 2005, for a total cash outlay of $49 million to be paid in the fourth fiscal quarter of 2005. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors.
      Although cash requirements will fluctuate based on many factors such as those discussed above, Applied’s management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy Applied’s liquidity requirements for the next 12 months. For further details regarding Applied’s operating, investing and financing activities, see the Consolidated Condensed Statements of Cash Flows.
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
      As a supplier to the global semiconductor industry, Applied is subject to the industry’s business cycles, the timing, length and volatility of which are difficult to predict. The semiconductor industry has historically been cyclical due to sudden changes in demand for integrated circuits and manufacturing capacity, including capacity using the latest technology. The effect on Applied of these changes in demand, including end-customer demand, is occurring more rapidly, exacerbating the volatility of these cycles. These changes have affected the timing and amounts of customers’ capital equipment purchases and investments in technology, and continue to affect Applied’s orders, net sales, gross margin and results of operations.
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
      The semiconductor industry is characterized by ongoing changes, including: (1) changes in customers’ capacity requirements, capacity utilization and capital spending, which depend in part on customers’ inventory levels relative to demand for their products; (2) the importance of driving down the cost of system ownership; (3) increasingly complex technology requirements; (4) the increasing significance of consumer electronics as a driver for integrated circuit demand and the related focus on lower prices; (5) varying levels of business information technology spending; (6) the growing types and varieties of integrated circuits and applications; (7) an increasing number of applications across multiple substrate sizes in the semiconductor industry, resulting in divergent interests among semiconductor manufacturers; (8) a rising percentage of business from customers in Asia and the emergence of customers and competitors in new geographical regions; (9) customer demands for shorter lead times for the manufacture and installation of integrated circuit manufacturing equipment; (10) the increasing productivity and reliability of integrated circuit manufacturing equipment; (11) the changing mix of investments in integrated circuit manufacturing equipment; (12) customers’ increasing use of partnerships, alliances, joint ventures and industry consortia; (13) higher capital requirements for new integrated circuit fabrication plants; (14) the increasing importance of speed of product development or time-to-market; (15) the increasing importance of operating flexibility to enable different responses to different markets, customers and applications; and (16) the increasing significance of service offerings to customers. These changes, individually or in combination, are increasing the need for customer partnering, use of foundries, collaborative research and development efforts, and process integration support. Certain of these changes also heighten the importance of spare parts and service product offerings as a competitive advantage for integrated circuit equipment manufacturers, even though service products historically have resulted, and may in the future result, in lower gross margins than system products. In response to these ongoing changes, Applied must regularly assess the size, capability and location of its global infrastructure. In addition, key integrated circuit manufacturers have become influential in technology decisions made by their global partners. If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the semiconductor industry, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to the risks of operating a global business.
      During the third fiscal quarter of 2005, approximately 80 percent of Applied’s net sales were to regions outside the United States. Certain manufacturing facilities and suppliers of Applied are also located outside the United States. Managing Applied’s global operations presents challenges including, but not limited to, those arising from: (1) periodic regional economic downturns; (2) global trade issues; (3) varying regional and geopolitical business conditions and demands; (4) variations in protection of intellectual property and other legal rights in different countries; (5) differences in the ability to develop relationships with suppliers and other local businesses; (6) changes in laws and regulations of the United States (including export restrictions) and other countries and their interpretation and application; (7) fluctuations in interest and currency exchange rates; (8) the need to provide sufficient levels of technical support in different locations; (9) cultural differences; (10) special government-supported efforts to promote local integrated circuit manufacturing equipment companies; and (11) shipping delays. Many of these challenges are present in China, a large potential market for integrated circuit equipment and an area that Applied anticipates will continue to present a significant opportunity for growth over the long term. These challenges, as well as global uncertainties with respect to: (1) economic growth rates in various countries; (2) consumer confidence; (3) the sustainability, timing, rate and amount of demand for electronics products and integrated circuits; (4) capital spending by integrated circuit manufacturers; (5) price trends for certain semiconductor devices; (6) rising energy and raw material costs; and (7) political instability, epidemics, terrorism or acts of war where Applied has operations, suppliers or sales may materially and adversely affect Applied’s business, financial condition and results of operations.

Applied operates in a highly competitive industry characterized by increasingly rapid technological changes.
      As Applied operates in a highly competitive environment, Applied’s future success heavily depends on effective development, commercialization and customer acceptance of its new equipment, service and related products. In addition, Applied must successfully execute its growth strategy, including increasing market share in existing markets, expanding into related markets, and cultivating new markets and business models. Applied’s success is subject to many risks, including, but not limited to, its ability to timely and cost-effectively: (1) develop and market new products; (2) improve existing products; (3) expand into or develop related and new markets for integrated circuit products; (4) achieve market acceptance of, and accurately forecast demand and meet production schedules for, its products; (5) achieve cost efficiencies across product offerings; and (6) qualify new or improved products for volume manufacturing with its customers. The development, introduction and support of an increasingly broad set of new or improved products, including those enabling the transition to smaller device feature sizes and incorporation of new materials, have grown increasingly complex and expensive over time. Furthermore, new or improved products may involve higher costs and reduced efficiencies compared to Applied’s more established products and could adversely affect Applied’s gross margins. In addition, Applied must successfully implement changes in its design engineering methodology, including changes that result in: significant decreases in material costs and cycle time; greater commonality of platforms and types of parts used in different systems; and more effective product life cycle management. If Applied does not: (1) develop and introduce new or improved products in a timely and cost-effective manner in response to changing market conditions or customer requirements; (2) price such products appropriately; (3) successfully implement changes in its product design and manufacturing processes; or (4) successfully implement changes that increase its efficiency, effectiveness and productivity, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to risks associated with a highly concentrated customer base.
      Applied’s customer base is and has been highly concentrated. Orders from a relatively limited number of manufacturers of integrated circuits have accounted for, and likely will continue to account for, a substantial portion of Applied’s net sales. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or delay or cancel orders, Applied may not be able to replace the business. As Applied’s products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant non-recoverable costs. Major customers may also seek and on occasion receive pricing, payment terms or other conditions which are less favorable to Applied. In addition, certain customers have formed strategic alliances or collaborative efforts that result in additional complexities in managing individual customer relationships and transactions. These factors could have a material adverse effect on Applied’s business, financial condition and results of operations.

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
      Applied’s success and competitiveness depend in large part on its ability to attract, retain and motivate key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions. Changes in Applied’s management and leadership, compensation practices and employee benefit programs, and competitors’ hiring practices may also affect employee retention and/or be disruptive to operations. For example, Applied historically has used stock options and other equity incentives as key components of its employee compensation program to encourage employee retention, provide competitive compensation packages, and align employees’ interests with those of other stockholders. Under SFAS 123R, Applied will be required to record a charge to earnings for grants to employees of stock options and certain other equity incentives beginning in Applied’s first fiscal quarter of 2006. This requirement reduces the attractiveness of granting stock options and related incentives because the expense associated with these grants will decrease Applied’s earnings and profitability. Any resulting change in Applied’s equity and/or overall compensation strategies could affect Applied’s ability to retain and motivate existing employees and recruit new employees. If Applied does not successfully attract, retain and motivate key employees, Applied’s operating results and ability to capitalize on its opportunities may be materially and adversely affected.

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
      Applied’s business depends on its ability to supply equipment, service and related products that meet the rapidly changing requirements of its customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers. Some key parts may be obtained only from a single supplier or a limited group of suppliers. Additionally, some sourcing or subassembly is provided by suppliers in developing regions, including China. Significant interruptions of manufacturing operations or the delivery of services as a result of the failure or inability of suppliers to timely deliver quality parts, volatility in availability and cost of materials, natural disasters (such as earthquakes or tornadoes), or other causes (such as information technology or infrastructure failures, regional economic downturns, political instability, terrorism or acts of war) could result in delayed deliveries, manufacturing inefficiencies or increased costs. Moreover, if actual demand for Applied’s products is different than expected, Applied may purchase more/fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. Any or all of these factors could materially and adversely affect Applied’s business, financial condition and results of operations.

The failure to successfully implement outsourcing activities could adversely affect results of operations.
      To better align costs with market conditions and to increase productivity and operational efficiency, Applied outsources certain functions to third parties, including companies in India and China. These functions include engineering, manufacturing, customer support, software development and administrative activities. The expanding role of third party providers has required changes to Applied’s existing operations and its adoption of new procedures and processes for retaining and managing these providers and for protecting its intellectual property. If Applied does not effectively develop and implement its outsourcing strategy, if required export approvals are not timely obtained, or if third party providers do not perform as anticipated, Applied may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and/or loss of its intellectual property rights, which could materially and adversely affect Applied’s business, financial condition and results of operations.

Applied is subject to internal controls evaluations and attestation requirements of Section 404 of the Sarbanes-Oxley Act.
      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Applied must perform evaluations of its internal controls over financial reporting. Beginning as of the end of fiscal 2005 and annually thereafter, Applied must include with its Form 10-K a report on its management’s assessment of the adequacy of such internal controls, and Applied’s independent registered public accounting firm must publicly attest to the adequacy of management’s assessment and the effectiveness of Applied’s internal controls. Applied has prepared and is implementing its plan for compliance. Compliance with these requirements is complex and time-consuming. If Applied fails to timely or successfully comply with the requirements of Section 404, or if Applied’s independent registered public accounting firm does not timely attest to the evaluation, Applied could be subject to regulatory sanctions and the public’s perception of Applied may change.

Changes in tax rates or tax liabilities could affect future results.
      As a global company, Applied is subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Applied’s future tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in the valuation of Applied’s deferred tax assets and liabilities, or changes in the tax laws. For example, recent U.S. legislation governing taxation of extraterritorial income (ETI) repealed certain export subsidies that were prohibited by the World Trade Organization and enacted different tax provisions. These new tax provisions are not expected to fully offset the loss of the repealed tax provisions and, as a result, Applied’s U.S. tax liability may increase. In addition, Applied is subject to regular examination of its income tax returns by the Internal Revenue Service and other tax authorities. Applied regularly assesses the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. Although Applied believes its tax estimates are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in Applied’s historical income tax provisions and accruals, which could materially and adversely affect Applied’s results of operations.

Applied is exposed to various risks related to legal proceedings or claims and protection of intellectual property rights.
      Applied from time to time is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, product performance, product liability, unfair competition, employment and other matters. In addition, Applied on occasion receives notification from customers who believe that Applied owes them indemnification or other obligations related to claims made against customers by third parties. These legal proceedings and claims, whether with or without merit, are time-consuming and expensive to prosecute or defend and divert management’s attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings or claims. Applied previously entered into a mutual covenant-not-to-sue arrangement with one of its competitors to decrease the risk of patent infringement lawsuits in the future. There can be no assurance that the intended results of this arrangement will be achieved or that Applied will be able to adequately protect its intellectual property rights with the restrictions associated with such a covenant. In addition, Applied’s intellectual property rights may not provide significant competitive advantages if they are circumvented, invalidated, rendered obsolete by the rapid pace of technological change, or Applied does not adequately assert these rights. Furthermore, the laws of other countries, including China, permit the protection and enforcement of Applied’s rights to varying extents, which may not be sufficient to protect Applied’s rights. Applied’s success is dependent in part upon the protection of its intellectual property and other rights. Infringement of Applied’s rights by a third party could result in uncompensated lost market and revenue opportunities for Applied. If Applied is not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend its position, Applied’s business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to various risks related to the regulatory environment.
      Applied is subject to various risks related to: (1) new, different, inconsistent or even conflicting laws, rules and regulations that may be enacted by legislative bodies and/or regulatory agencies in the countries in which Applied operates and with which Applied must comply; (2) disagreements or disputes between national or regional regulatory agencies related to international trade; and (3) the interpretation and application of laws, rules and regulations.
      In addition, during fiscal 2002, Applied filed an application with the SEC for an order confirming that it is not subject to the Investment Company Act of 1940 (the Investment Company Act), which requires companies primarily engaged in the business of investing in securities to comply with certain additional rules and regulations. Based on Applied’s ratios of investments to total assets and of interest income to net income, Applied could be deemed to be covered by the Investment Company Act. In March 2004 and February, May and August 2005, Applied responded to the SEC’s comments. If the SEC does not grant the order, Applied may have to take other actions that could adversely affect its results of operations in order not to be subject to the Investment Company Act.

Applied is subject to risks of non-compliance with environmental and safety regulations.
      Applied is subject to environmental and safety regulations in connection with its global business operations, including, but not limited to, regulations related to the development, manufacture and use of its products, the operation of its facilities, and the use of its real property. Failure or inability to comply with existing or future environmental and safety regulations could result in significant remediation liabilities, the imposition of fines and/or the suspension or termination of development, manufacture or use of certain of its products, or may affect the operation of its facilities or use of its real property, each of which could have a material adverse effect on Applied’s business, financial condition and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $5.5 billion at July 31, 2005. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at July 31, 2005, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $63 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied would not realize the losses in income unless the individual fixed-income securities are sold prior to recovery or maturity.

      Certain operations of Applied are conducted in foreign currencies. Applied enters into currency forward exchange and option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. Gains and losses on these contracts are generally recognized in income at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on currency forward exchange and option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses were not material for the three or nine months ended August 1, 2004 and July 31, 2005.

Item 4.	Controls and Procedures
      As required by Rule 13a-15(b), Applied’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of Applied’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Applied’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), Applied’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation to determine whether any changes occurred in Applied’s internal control over financial reporting during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting. Based on that evaluation, there has been no such change during the fiscal quarter covered by this report.
      It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Linear Technology
      On March 2, 2001, Linear Technology Corp. (LTC) filed a third party complaint against Applied and certain other third party defendants in the United States District Court for the Eastern District of Texas, captioned Texas Instruments, Inc. v. Linear Technology Corp. v. Applied Materials, Inc. (case no. 2-01-CV4 (DF)). The complaint against Applied alleged that Applied is obligated to indemnify LTC and defend LTC for certain claims in the underlying patent infringement lawsuit brought by Texas Instruments, Inc. (TI) against LTC. The complaint also alleged claims for breach of contract, breach of warranty, and various unfair business practices. In the complaint, LTC alleged that, before LTC purchased certain equipment from Applied, Applied failed to disclose to LTC that TI previously had won a jury verdict against Hyundai Electronics Industries Co., Ltd. (Hyundai) for patent infringement based on Hyundai’s use of certain semiconductor equipment that included some Applied tools. LTC’s Texas lawsuit against Applied sought indemnification and damages from Applied and an order requiring Applied to defend LTC in the underlying lawsuit with TI. On January 15, 2002, the court granted TI’s motion to sever Applied and the other third party defendants from the action and dismissed LTC’s action against Applied and the other third party defendants without prejudice. On March 12, 2002, LTC filed a complaint against Applied in the Superior Court for the County of Santa Clara, captioned Linear Technology Corp. v. Applied Materials, Inc., Novellus Systems, Inc. and Tokyo Electron Ltd., (case no. CV806004) alleging claims for breach of contract, fraud and deceit, negligent misrepresentation, suppression of fact, unfair competition, breach of warranty, express contractual indemnity, implied equitable indemnity and declaratory relief. On November 12, 2002, LTC filed an Amended Complaint in the Santa Clara action asserting essentially the same claims as in the original complaint but adding an additional assertion that LTC and TI have settled their litigation. Applied’s motion to dismiss the Amended Complaint was granted in part. LTC filed a Second Amended Complaint and Applied’s motion to dismiss the Second Amended Complaint was granted. LTC filed a Third Amended Complaint and Applied’s motion to dismiss the Third Amended Complaint was granted. On February 13, 2004, LTC filed a Fourth Amended Complaint. Applied moved to dismiss the Fourth Amended Complaint. LTC subsequently filed a motion to amend its Fourth Amended Complaint, which the court granted. On July 7, 2004, LTC filed a Fifth Amended Complaint which Applied moved to dismiss. On October 5, 2004, the court granted, with prejudice, Applied’s motion to dismiss LTC’s Fifth Amended Complaint. LTC has appealed the Superior Court’s decision. Applied believes it has meritorious defenses and intends to pursue them vigorously.
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
Jusung
      On December 24, 2003, Applied filed a lawsuit against Jusung Engineering Co., Ltd. (Jusung Engineering), and Jusung Pacific Co., Ltd., (Jusung Pacific, and together with Jusung Engineering, Jusung) in Tao-Yuan District Court in Taiwan captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. (case no. 92 Tsai-chuan Tzi No. 6388). The lawsuit alleges that Jusung is infringing a patent related to chemical vapor deposition owned by Applied. In the lawsuit, Applied seeks a provisional injunction prohibiting Jusung from importing, using, manufacturing, servicing or selling in Taiwan certain flat panel display manufacturing equipment. On December 25, 2003, the Tao-Yuan District Court ruled in favor of Applied’s request for a provisional injunction and, on January 14, 2004, the court issued a provisional injunction order. Jusung Pacific appealed those decisions. On appeal, the Taiwan Supreme Court ruled in favor of Applied. On January 30, 2004, Jusung Pacific sought permission to post a counterbond to have the injunction lifted. Jusung Pacific’s application was granted and, on March 30, 2004, the provisional injunction order was lifted after Jusung Pacific posted a counterbond. Applied appealed the counterbond decisions and the Taiwan Supreme Court subsequently abrogated the decision to grant Jusung Pacific the ability to post a counterbound. On April 29, 2005, in response to a request by Jusung Engineering, the Tao-Yuan District Court issued an order allowing Jusung Engineering to post a counterbond to have the injunction against it lifted. On June 30, 2004, Applied filed a complaint against Jusung in the Hsinchu District Court in Taiwan captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. (case no. 93 Zhong Zhi No. 3). In the lawsuit, Applied seeks damages and a permanent injunction for infringement of the same patent. The decisions regarding the provisional injunction and counterbond had no effect on the separate patent infringement lawsuit filed by Applied against Jusung in the Hsinchu Court. Applied believes it has meritorious claims and intends to pursue them vigorously.
Taiwan Fair Trade Commission
      On April 10, 2004, the Taiwan Fair Trade Commission (TFTC) notified Applied’s subsidiary AKT, Inc. (AKT) in Taiwan that, pursuant to a complaint filed by Jusung, the TFTC had begun an investigation into whether AKT violated the Taiwan Fair Trade Act. The investigation focused on whether AKT violated the Taiwan Guidelines for the Review of Cases Involving Enterprises Issuing Warning Letters for Infringement on Copyright, Trademark and Patent Rights by allegedly notifying certain customers about AKT’s patent rights and the infringement of those rights by Jusung. On June 15, 2004, the TFTC notified Applied that Applied also was a subject of the investigation. Both Applied and AKT responded to the TFTC’s inquiries. By letter dated April 15, 2005, the TFTC notified Applied and AKT that there was insufficient evidence to support a claim against either company. Jusung has appealed the TFTC’s decision.
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
      The following table provides information as of July 31, 2005 with respect to the shares of common stock repurchased by Applied during the third quarter of fiscal 2005:

				Maximum Dollar
			Total Number of	Value of Shares that
		Average	Shares Purchased as	May Yet be
	Total Number of	Price Paid	Part of Publicly	Purchased Under the
Period	Shares Purchased	per Share	Announced Plans*	Plans*

	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
Month #1 (May 2, 2005 to May 29, 2005)	6,200	$16.23	6,200	$3,646
Month #2 (May 30, 2005 to June 26, 2005)	16,440	$16.86	16,440	$3,369
Month #3 (June 27, 2005 to July 31, 2005)	4,429	$16.30	4,429	$3,297

Total	27,069	$16.62	27,069

*	In March 2005, the Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $4.0 billion of Applied’s common stock in the open market over the three years ending in March 2008, replacing the $3.0 billion repurchase program that was authorized in March 2004.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      None.

Item 6.	Exhibits
      Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit
No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Ratio of Earnings to Fixed Charges

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ Nancy H. Handel

Nancy H. Handel
Senior Vice President and
Chief Financial Officer
September 1, 2005

By:	/s/ Yvonne Weatherford

Yvonne Weatherford
Corporate Vice President and
Corporate Controller
September 1, 2005

INDEX TO EXHIBITS

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