Form 10-K
period 2005-10-30
APPLIED MATERIALS INC /DE
filed 2005-12-14
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 30, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of the voting stock held by non-affiliates of the registrant as of May 1, 2005, based upon the closing sale price reported by the Nasdaq National Market on that date: $24,309,916,866.

Number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of November 27, 2005: 1,606,934,422

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for Applied Materials, Inc.’s Annual Meeting of Stockholders to be held on March 22, 2006 are incorporated by reference into Part III of this Form 10-K.

This Annual Report on Form 10-K of Applied Materials, Inc. and its subsidiaries (Applied or the Company) contains forward-looking statements. All statements in this Annual Report on Form 10-K, including those made by the management of Applied, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Applied’s future financial results, operating results, cash flows and cash deployment strategies, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, as well as semiconductor and semiconductor-related industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the section titled “Trends, Risks and Uncertainties.” Other risks and uncertainties are disclosed in Applied’s prior Securities and Exchange Commission (SEC) filings. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Applied undertakes no obligation to revise or update any forward-looking statements.

The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Annual Report. All references to fiscal year apply to Applied’s fiscal year which ends on the last Sunday in October of each year.

PART I

Item 1:  Business

Organized in 1967, Applied, a Delaware corporation, develops, manufactures, markets and services integrated circuit fabrication equipment for the worldwide semiconductor and semiconductor-related industry. Customers for these products include semiconductor wafer manufacturers and integrated circuit manufacturers (including those that produce chips and flat panel displays), which either use the integrated circuits they manufacture in their own products or sell them to other companies for use in advanced electronic components.

Integrated Circuit Manufacturing

Most chips are built on a silicon wafer base and include a variety of circuit components, such as transistors and other devices, that are connected by multiple layers of wiring (interconnects). As the density of the circuit components increases to enable greater computing power in the same or smaller area, the complexity of building the chip also increases, necessitating the formation of smaller structures and more intricate wiring schemes. To build a chip, the transistors, capacitors and other circuit components are first created on the surface of the wafer by performing a series of processes to deposit and selectively remove successive film layers. Similar processes are then used to build the layers of wiring structures on the wafer. A typical, simplified process sequence for building the wiring portion of chips involves initially depositing a dielectric film layer onto the base layer of circuit components using a chemical vapor deposition (CVD) system. An etch system is then used to create openings and patterns in the dielectric layer. To form the metal wiring, these openings and patterns are subsequently filled with conducting material using physical vapor deposition (PVD) and/or electrochemical plating (ECP) technologies. A chemical mechanical polishing (CMP) step then polishes the wafer to achieve a flat surface. Additional deposition, etch and CMP steps are then performed to build up the layers of wiring needed to complete the interconnection of the circuit elements to form the chip. Advanced chip designs require about 500 steps involving these and other processes to complete the manufacturing cycle.

Applied currently manufactures systems that perform most of the primary steps in the chip fabrication process, including: atomic layer deposition (ALD), CVD, PVD, ECP, etch, ion implantation, rapid thermal processing (RTP), CMP, wafer wet cleaning, wafer metrology and inspection, and systems that etch, measure and inspect circuit patterns on masks used in the photolithography process. Applied also provides products and services to enhance integrated circuit manufacturing productivity and yield.

Most of Applied’s products are single-wafer systems with multiple process chambers attached to a base platform. Each wafer is processed separately in its own environment, allowing precise process control, while the system’s multiple chambers enable simultaneous, high productivity manufacturing. Applied sells most of its single-wafer, multi-chamber systems on four basic platforms: the Centura®, the Endura®, the Producer® and the Vantage®. These platforms currently support ALD, CVD, PVD, etch and RTP technologies.

Historically the semiconductor industry has migrated to increasingly larger wafers to build chips. The predominant wafer size used for volume production today is 200mm, or eight-inch, wafers, but a substantial number of new fabs being built use 300mm, or 12-inch, wafers to gain the economic advantages of a larger surface area. Applied offers a comprehensive line of systems and services to support 200mm and 300mm wafer processing.

A majority of process steps used in chipmaking are performed to build the interconnect, a complex matrix of microscopic wires that carry electrical signals to connect the transistor and capacitor components of a chip. Many customers have transitioned from using aluminum as the main conducting material for the interconnect to copper, which has lower resistance than aluminum and can carry more current in a smaller area. Applied is the leading supplier of systems for manufacturing copper-based chips, and supplies systems for depositing, etching and planarizing the copper interconnect layers. In 2005, Applied launched an enhanced PVD system for depositing the critical copper interconnect barrier-seed layers in next-generation chips.

Complementing the transition to copper to improve chip speed is the use of low dielectric constant (low k) films to replace silicon dioxide material as the insulator between the copper wiring structures. Applied leads the industry in providing low k dielectric systems to integrated circuit manufacturers and many of these customers are now using the Company’s Applied Black Diamond® film in volume production. Applied introduced its second-generation low k dielectric film this year, the Applied Producer Black Diamond II, which further reduces the dielectric constant to enhance the speed of customers’ 65 nanometer (nm) and below chip designs.

The transistor portion of the chip is another area in which integrated circuit manufacturers are advancing their device designs to improve speed. Applied introduced several new products during fiscal 2005 for building smaller and faster transistors, expanding its offerings in rapid thermal processing (RTP) and silicon etching.

Applied also uses similar technologies to manufacture and service equipment used to fabricate flat panel displays (FPDs) through its wholly-owned subsidiary, AKT, Inc. (AKT). These systems are used by FPD manufacturers to build and test thin film transistor liquid crystal display (TFT-LCD) panels for televisions, computer displays and other applications.

Products

The following summarizes Applied’s portfolio of products and their associated process technology areas.

Deposition

Deposition is a fundamental step in fabricating an integrated circuit. During deposition, a layer of dielectric (material used as insulation), barrier or electrically conductive (typically metal materials used to carry current) film is deposited or grown on a wafer. Applied currently provides equipment to perform the four main types of deposition: ALD, CVD, PVD and ECP. In addition, Applied’s RTP systems can be used to perform certain types of dielectric deposition.

Atomic Layer Deposition

ALD is an emerging technology in which single layers of atoms are used to build chip structures. This technology enables customers to deposit thin layers of either conducting or insulating material with uniform coverage in sub-nanometer sized areas. Applied offers ALD chambers for depositing tungsten and tantalum nitride films. The Applied Endura iCuBStm product is the industry’s first system to integrate ALD and PVD chambers on a single platform for depositing critical barrier and seed layers in copper interconnects. The Applied Centura

iSprinttm Tungsten system (iSprint) combines an ALD chamber, which deposits a tungsten nucleation film, with a CVD tungsten bulk fill process in one system. The iSprint is used to form contact structures that connect the transistors to the wiring areas of the chip.

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

The Applied Producer CVD system — This high-throughput platform features Twin-Chamber modules that have two single-wafer process chambers per unit. Up to three Twin-Chamber modules can be mounted on each Producer platform, giving it a maximum simultaneous processing capacity of six wafers. Many dielectric CVD processes can be performed on this platform. The Applied Producer Advanced Patterning Filmtm process is an innovative CVD hardmask film that enables customers to fabricate sub-50nm transistor gates and contact structures using standard lithography. The Applied Producer DARC® 193 deposits a dielectric anti-reflective coating that provides the precise dimensional control and compatibility needed for fabricating interconnects and transistors using advanced lithography methods.

The Applied Centura Ultima HDP-CVD® system — High-density plasma CVD (HDP-CVD) is used to fill very small, deep spaces with dielectric film. One of the processes that can be performed on the system is fluorinated silicate glass (FSG), a film with higher insulating value than traditionally-used silicon dioxide material that enables faster chip performance. The Applied Centura Ultima HDP-CVD product is used by a number of major integrated circuit manufacturers for gap-fill applications, including the deposition of FSG in their advanced interconnect structures and deposition of silicon oxides in substrate isolation structures.

Low k Dielectric Films — Many integrated circuit manufacturers are now incorporating new low k dielectric materials in their copper-based chip designs to further improve interconnect speed. The Applied Producer Black Diamond CVD low k system is being used by several customers in volume production to produce some of the industry’s most advanced devices. Using conventional CVD equipment, the Black Diamond product provides customers with a proven, cost-effective way to transition to this new material. In 2005, the Applied Producer Black Diamond II was introduced — a second-generation dielectric that provides a lower k-value film for building faster 65nm generation and below chip designs. A complementary low k dielectric film, called the Applied Producer BLOktm (Barrier low k), enables the complete, multi-layer dielectric structure to benefit from low k technology.

Epitaxial Deposition — Epitaxial silicon (epitaxy or epi) is a layer of pure silicon grown in a uniform crystalline structure on the wafer to form a high quality base for the device circuitry. Epi technology is used in an increasing number of integrated circuit devices in both the wafer substrate and transistor areas of a chip to enhance speed. The Applied Centura Epi system integrates pre- and post-epi processes on the same system to improve film quality and reduce production costs. This system is also being used for silicon-germanium epi technology, which can reduce power usage and increase speed in certain types of advanced chips. For emerging transistor designs, the Company’s Applied Centura RP Epi system offers selective epi processes to enable faster transistor switching without the need to shrink the scale of the device.

Polysilicon Deposition — Polysilicon is a type of silicon used to form portions of the transistor structure within the integrated circuit device. The Applied Centura Polygentm LPCVD (low pressure chemical vapor deposition) system is a single-wafer, multi-chamber product that deposits thin, polysilicon films at high temperatures to create transistor gate structures. To address the challenging requirements of 90nm and below devices, the Applied Centura DPN Gate Stack system integrates chambers for decoupled plasma nitridation (DPN), RTP anneal and polysilicon deposition on one platform to enable superior film quality and material properties.

Silicon Nitride Deposition — The Applied Centura SiNgen®Plus LPCVD system is a single-wafer, high-temperature system that deposits silicon nitride films for transistor applications. This system minimizes the amount of time the wafer is exposed to high temperatures and reduces particles while improving operating cost and productivity in critical transistor nitride layers for 130nm and below devices.

Tungsten Deposition — Tungsten is used in the contact area of a chip that connects the transistors to the wiring circuitry. In aluminum-based devices, tungsten is also used in the structures that connect the multiple layers of aluminum wiring. The Company has two products for depositing tungsten: the Applied Centura Sprint® Tungsten CVD system for 130nm and 90nm devices and the advanced Applied Centura iSprint ALD/CVD system for 65nm and below applications. The latter product combines ALD technology and CVD chambers on the same platform.

Physical Vapor Deposition

PVD, also called sputtering, is a physical process in which atoms of a gas, such as argon, are accelerated toward a metal target. The metal atoms chip off, or sputter away, and are then deposited on the wafer. The Applied Endura PVD system offers a broad range of advanced deposition processes, including aluminum, aluminum alloys, cobalt, titanium/titanium nitride, tantalum/tantalum nitride, tungsten/tungsten nitride, nickel, nickel vanadium and copper (Cu). The Applied Endura CuBS (copper barrier/seed) PVD system is widely used by customers for fabricating copper-based chips. Using PVD technology, the system deposits critical layers that prevent copper material from entering other areas of the device and primes the structure for the subsequent deposition of bulk copper by electrochemical plating. An enhanced version of the Applied Endura CuBS system was announced in August 2005 to enable precise filling of the extremely high aspect ratio features found in 65nm devices, with extendibility to 45nm chips and below.

The Applied Endura system’s highly flexible, multi-chamber architecture allows the integration of multiple PVD processes or combinations of metal CVD and PVD technologies on the same system. In addition to the integrated Applied Endura iCuBS ALD/PVD system (discussed in the Atomic Layer Deposition section), the Applied Endura iLBtm (integrated liner barrier) system combines a PVD chamber for depositing titanium with a CVD chamber for titanium nitride deposition to form critical lining layers of interconnect structures. These structures are subsequently filled with tungsten, aluminum or other materials.

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

Etch

Etching is used many times throughout the integrated circuit manufacturing process to selectively remove material from the surface of a wafer. Before etching begins, the wafer is coated with a light-sensitive film, called photoresist. A photolithography process then projects the circuit pattern onto the wafer. Etching removes material only from areas dictated by the photoresist pattern. Applied offers a full range of systems for etching dielectric, metal and silicon films to meet the requirements of sub-100nm processing.

For dielectric applications, the Applied Centura eMax® system etches a broad range of dielectric films in the contact and interconnect regions of the chip. Applied’s Producer Etch system utilizes the Twin-Chamber Producer platform concept to target cost-sensitive dielectric etch applications in 90nm and below design geometries. To address advanced low k etch applications, the Applied Centura Enabler® Etch system performs etch, strip and clean steps in a single chamber. The Enabler’s all-in-one capability streamlines the process flow for 65nm and below chip designs and significantly reduces operating costs.

The Applied Centura Decoupled Plasma Source (DPS) Etch systems are used to etch conducting films, such as metal and silicon materials, and offer customers the technology, productivity and reliability required for 100nm and below processing. Extending the DPS technology to the next generation of silicon etching, the Applied Centura AdvantEdgetm system, launched in July 2005, offers chipmakers high precision gate etching for 65nm and 45nm-generation devices. The Applied Centura Transformatm Etch patterning system combines silicon etch technology with integrated metrology capability to enable customers to improve process control, device yield and overall fab cycle time for building advanced transistor gate structures.

Ion Implantation

During ion implantation, silicon wafers are bombarded by a beam of ions, called dopants, that penetrate (or implant) the film surface to a desired depth. The implantation step is used during transistor fabrication to change electrical properties of a material and achieve a particular electrical performance.

Low-energy, high current implant technology is important to enabling the fabrication of smaller structures, which contributes to faster transistor performance. The Applied Quantum® X Implanter provides chipmakers with a production-worthy, single-wafer, high-current implanter that enables transistor scaling to the 65nm node and below. The Quantum X system’s high tilt capability, together with its precise energy control and low defect levels, deliver the process technology needed to achieve the most difficult and critical implants required for 65nm and 45nm advanced manufacturing.

Rapid Thermal Processing

RTP subjects a wafer to rapid bursts of intense heat that can take the wafer from room temperature to more than 1,000 degrees Celsius in less than 10 seconds. RTP is used mainly for modifying the properties of deposited films. The Applied Centura Radiance®Plus and Applied Vantage RadiancePlus RTP systems feature the same advanced RTP technology with differing platform designs. While the multi-chamber Centura platform offers exceptional process flexibility, the streamlined 2-chamber Vantage platform is designed for dedicated high-volume manufacturing. These single-wafer RTP systems are also used for growing high quality oxide and oxynitride films, deposition steps that traditional large batch furnaces can no longer achieve with the necessary precision and control. For flash memory applications, the Company launched the Applied Vantage RadOxtm system, which deposits high-performance gate oxides with high productivity and low operating cost.

Chemical Mechanical Polishing

CMP removes material from a wafer to create a flat (planarized) surface. This process allows subsequent photolithography patterning steps to occur with greater accuracy and enables film layers to build with minimal height variations. The Company’s 200mm Applied Mirra® and Mirra Mesa® systems and 300mm Applied Reflexion® systems have led the industry in CMP technology with important features such as integrated cleaning, film measurement and process control capabilities. The Company’s 300mm Applied Reflexion LK Ecmptm system features proprietary electro-chemical mechanical planarization technology to provide a high-performance, cost-effective and extendible solution for copper/low k interconnects at the 65nm node and below. The Ecmp system removes bulk copper at a high rate by electric charge, making it ideal for fragile ultra-low k films.

Metrology and Wafer Inspection

Applied offers several types of products that are used to measure and inspect the wafer during various stages of the fabrication process:

Critical Dimension and Defect Review Scanning Electron Microscopes (CD-SEMs and DR-SEMs)

Scanning electron microscopes (SEMs) use an electron beam to form images of microscopic features, or critical dimensions (CDs), of a integrated circuit wafer at extremely high magnification. Applied’s SEMs provide customers with full automation, along with the high accuracy and sensitivity needed for measuring very small CDs. The Applied VeritySEMtm Metrology system uses proprietary SEM imaging technology to enable precise control of the lithography and etching processes. The VeritySEM measures transistor CDs with less than 5 angstrom precision — a requirement for 45nm device production — and incorporates automation and software advancements for significantly higher throughput in production. In February 2005, Applied introduced its OPC Check software for the VeritySEM system. Using OPC Check, the VeritySEM system performs automated qualification of OPC (optical proximity correction) — based chip designs, significantly reducing mask (see Mask Making, below) verification time over conventional manual methods.

DR-SEMs review defects on the wafer (such as particles, scratches or residues) that are first located by a defect detection system and then classify the defects to identify their source. The high-throughput, fully automatic Applied SEMVisiontm G2 Defect Analysis products enable customers to use this technology as an integral part of their production lines to analyze defects as small as 30nm with very high throughput. The Applied SEMVision G2 FIB integrates advanced defect review SEM capability with automated focused ion beam (FIB) technology in one system. The FIB provides a cross-sectional view of the defects reviewed by the SEM, enabling chipmakers to analyze the defects in minutes as part of their in-line review process.

Wafer Inspection

Using laser-based technology, defects can be detected on patterned wafers (wafers with printed circuit images) as they move between processing steps. Defects may include particles, open circuit lines, shorts between lines or other problems. The Applied ComPlus-2Ttm Inspection system detects defects in devices with design rules of 90nm and below. Incorporating key advances in imaging technology, the system captures up to 50 percent more defects than the previous system with the high speed required for customers’ volume production lines. In June 2005, the Company announced its breakthrough entry into the large brightfield inspection market with the Applied UVisiontm Inspection system, the industry’s first laser-based 3D brightfield tool. Utilizing multi-beam DUV laser illumination and high efficiency detectors, the UVision system uncovers critical defects on the wafer that have not been detected before by any other system, enabling customers to rapidly resolve performance-limiting defect issues and achieve greater chip yields.

Mask Making

Masks are used by photolithography systems to transfer microscopic circuit designs onto wafers. Since an imperfection in a mask may be replicated on the wafer, the mask must be virtually defect-free. Applied provides systems for etching, measuring and inspecting masks. The Applied Tetra II Mask etch system is based on the Company’s production-proven DPS wafer etch technology and is the industry’s most advanced etch tool for fabricating masks. The Applied RETicle SEM system, built on Applied’s proven CD-SEM platform, measures virtually all mask types with sub-1nm precision, meeting the requirements of the industry’s most advanced masks.

Flat Panel Display Manufacturing

Flat panel displays are manufactured using integrated circuit technologies similar to those for making chips. One significant difference is the vastly larger area of the substrate (panel). The panels can be in excess of 70 times larger in area than today’s largest wafers (300mm diameter). New generation FPD fabs are being built primarily for manufacturing large-area flat panel liquid crystal display (LCD) television screens.

Applied’s wholly-owned subsidiary AKT supplies plasma-enhanced CVD (PECVD) systems and electron beam array testers to FPD manufacturers. Applied offers a range of systems that can process and test different substrate sizes to meet the industry’s requirements for multiple FPD applications. In response to the growing demand for LCD televisions, Applied introduced its latest PECVD system in fiscal 2005, the eighth generation (Gen-8) AKT-50K PECVDtm, which addresses FPD fab requirements for substrates measuring approximately 2.2 meters by 2.4 meters. The system can process up to six 52-inch TV screens per substrate, doubling the capacity of previous Gen-7 systems for the same screen size. Complementing its PECVD systems, AKT also offers electron beam test systems that test the substrates during production for defective pixels and other imperfections.

Customer Service and Support

Applied Global Services plays a critical role in the Company’s ability to continuously support its customers’ production requirements. Approximately 2,500 trained customer engineers and process support engineers are deployed in more than a dozen countries. These engineers are usually located at or near customers’ fab sites and service over 18,000 installed Applied systems.

Applied offers a broad range of service products to maintain, service and optimize equipment in customers’ fabs. Applied Materials Genuine Partstm include spare parts manufactured to Applied’s strict technical specifications and quality. Applied Certified Service Productstm provide customers with optimized tool performance for improved total cost of ownership and a higher return on investment. The Company also offers remanufactured and certified tools, product enhancements, and comprehensive technical training for customers.

As part of its eService Solutions, Applied offers FAB300tm, a manufacturing execution system to monitor and control fab operations. An extension of FAB 300 for test, assembly and packaging facilities was announced in 2005.

Metron Technology, Inc. (Metron), a wholly-owned subsidiary of Applied Materials, offers a range of products and services for fab-wide operations and integrated circuit manufacturing equipment. Metron’s fab solutions products include cleanroom consumables, gas and fluid handling components, parts kitting and cleaning, and other services that are critical to cleanroom manufacturing. Its EcoSystm products address point-of-use environmental abatement for integrated circuit fabrication systems.

Backlog

Applied’s backlog decreased from $3.4 billion at October 31, 2004 to $2.6 billion at October 30, 2005. Applied manufactures its systems based on order backlog and customer commitments. Backlog includes only orders for which written authorizations have been accepted and shipment dates within 12 months have been assigned or where shipment has occurred but revenue has not been recognized. In addition, backlog includes contractual service revenue and maintenance fees to be earned within the next 12 months. Backlog adjustments for fiscal 2005 totaled $205 million, which consisted of cancellations and currency and other adjustments. Customers may delay delivery of products or cancel orders prior to shipment, subject to possible cancellation penalties. Due to possible changes in delivery schedules and cancellations of orders, Applied’s backlog on any particular date is not necessarily indicative of actual sales for any succeeding period. Delays in delivery schedules and/or a reduction of backlog during any particular period could have a material adverse effect on Applied’s business and results of operations.

Manufacturing, Raw Materials and Supplies

Applied’s manufacturing activities consist primarily of assembling various commercial and proprietary components into finished systems. Applied has significant manufacturing operations in Austin, Texas; Santa Clara, California; Horsham, England; and Rehovot, Israel. Manufacturing requires some raw materials, including a wide variety of mechanical and electrical components, to be manufactured to Applied’s specifications. Applied uses numerous companies to supply parts, components and subassemblies (parts) for the manufacture and support of its products. Although Applied makes reasonable efforts to assure that parts are available from multiple qualified suppliers, this is not always possible. Accordingly, some key parts may be obtained from only a single supplier or a limited group of suppliers. Applied has sought, and will continue to seek, to minimize the risk of production and service interruptions and/or shortages of key parts by: (1) qualifying and selecting alternate suppliers for key parts; (2) monitoring the financial condition of key suppliers; (3) maintaining appropriate inventories of key parts; and (4) qualifying new parts on a timely basis.

Research, Development and Engineering

Applied’s long-term growth strategy requires continued development of new manufacturing products for integrated circuit fabrication. Applied’s significant investment in research, development and engineering (RD&E) has generally enabled it to deliver new products and technologies before the emergence of strong demand, thus allowing customers to incorporate these products into their manufacturing plans at an early stage in the technology selection cycle. Applied works closely with its global customers to design systems and processes that meet their planned technical and production requirements. Product development and engineering organizations are located primarily in the United States, as well as in the United Kingdom and Israel. In addition, Applied outsources certain RD&E activities, some of which are performed in other countries. Process support and customer demonstration laboratories are located in the United States, the United Kingdom and Israel.

Applied invested $921 million (21 percent of net sales) for fiscal 2003, $992 million (12 percent of net sales) for fiscal 2004 and $941 million (13 percent of net sales) for fiscal 2005 in RD&E for product development and engineering programs to create new product lines and improve existing technologies and products. Applied has spent an average of 16 percent of net sales on RD&E over the last five years. In addition to RD&E for specific product technologies, Applied maintains ongoing programs for automation control systems, materials research and environmental control that have applications to its products. In fiscal 2005, Applied focused on developing systems for customers’ new chip designs with 65nm and below geometries, including systems to enable faster and denser transistor and interconnect structures.

Marketing and Sales

Because of the highly technical nature of its products, Applied markets and sells its products worldwide through a direct sales force. For fiscal 2005, net sales to customers in each region as a percentage of Applied’s total net sales were: Taiwan 23 percent, North America (primarily the United States) 21 percent, Japan 20 percent, Korea 14 percent, Europe 13 percent and Asia-Pacific (including China) 9 percent. Applied’s business is usually not seasonal in nature, but it is cyclical, based on the capital equipment investment patterns of major integrated circuit manufacturers. These expenditure patterns are based on many factors, including anticipated market demand and pricing for integrated circuits, the development of new technologies, factory utilization and global and regional economic conditions.

During fiscal 2005, approximately 80 percent of Applied’s net sales were to regions outside of the United States. Managing Applied’s global operations presents challenges and involves uncertainties that may affect Applied’s business, financial condition and results of operations. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Risks and Uncertainties — Applied is exposed to the risks of operating a global business.”

Information on net sales to unaffiliated customers and long-lived assets attributable to Applied’s geographic regions is included in Note 10 of Notes to Consolidated Financial Statements. During fiscal 2003, two customers individually accounted for greater than 10 percent of net sales: net sales to Intel Corporation represented 13 percent of Applied’s net sales and net sales to Samsung America, Inc. represented 12 percent of Applied’s net sales. During fiscal 2004, no individual customer accounted for more than 10 percent of Applied’s net sales. During 2005, Samsung America, Inc. accounted for 10 percent of Applied’s net sales.

Competition

The global semiconductor equipment industry is highly competitive and characterized by rapid technological advancements and demanding worldwide service requirements. Applied’s ability to compete primarily depends on its ability to commercialize its technology and continually improve its products, processes and services, as well as its ability to develop new products that meet constantly evolving customer requirements. Significant competitive factors for succeeding in the integrated circuit manufacturing equipment market include the product’s technical capability, productivity and cost-effectiveness, and the level of technical service and support. The importance of each of these factors varies depending on the specific customer’s needs, including considerations such as the customer’s process application, product requirements, timing of the purchase and particular circumstances of the purchasing decision. The pace of technological change is rapid, with customers continually moving to smaller critical dimensions and larger wafer sizes and adopting new materials for fabricating chips. Existing technology can sometimes be adapted to the new requirements, but some of these requirements may create the need for an entirely different technical approach. The rapid pace of technological change creates opportunities for existing competitors and startups, and can quickly diminish the value of existing technologies.

Substantial competition exists for each of Applied’s products. Competitors range from small companies that compete with a single product and/or in a single region to global companies with multiple lines of integrated circuit manufacturing products. Management believes that Applied has a strong competitive position based on the ability of its products and services to continue to address customer requirements. Success for Applied requires a continued high level of investment in RD&E and in marketing, sales and customer support activities.

Patents and Licenses

Management believes that Applied’s competitive position is significantly dependent upon skills in research, development, engineering, manufacturing and marketing, and not just on its patent position. However, protection of Applied’s technological assets by obtaining and enforcing intellectual property rights, including patents, is important. Therefore, Applied’s practice is to file patent applications in the U.S. and other countries for inventions that Applied considers significant. Applied has a significant number of patents in the U.S. and other countries, and additional applications are pending for new developments. Although Applied does not consider its business materially dependent upon any one patent, the rights of Applied and the products made and sold under its patents taken as a whole, are a significant element of Applied’s business. In addition to patents, Applied also possesses other intellectual property, including trademarks, knowhow, trade secrets and copyrights.

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

Environmental Matters

Two of Applied’s locations have been designated as environmental cleanup sites. In 1987, the United States Environmental Protection Agency designated one of the locations, in Santa Clara, California, as a Superfund site and named Applied as a “Responsible Party.” Cleanup activities at this site began in 1984 and were substantially completed in February 2002. The California Regional Water Quality Control Board has designated Applied as a “Discharger” with respect to another site in Sunnyvale, California. Applied was named a Discharger at the Sunnyvale site upon its acquisition of the property in 1997. The prior owners and operators of the site are responsible for performing cleanup and monitoring activities. Applied maintains a number of environmental, health and safety programs that are primarily preventive in nature. As part of these programs, Applied regularly monitors ongoing compliance and periodically conducts investigations of possible contamination. Neither compliance with federal, state and local provisions regulating discharge of materials into the environment, nor remedial agreements or other actions relating to the environment, has had, or is expected to have, a material effect on Applied’s capital expenditures, competitive position, financial condition or results of operations.

The most recent report on Applied’s environmental, health and safety activities can be found on the Company’s website at http://www.appliedmaterials.com/about/environment.html. This report is updated periodically. This website address is intended to be an inactive textual reference only. None of the information contained on Applied’s website is part of this report or is incorporated by reference herein.

Employees

At October 30, 2005, Applied employed 12,576 regular employees and 348 temporary employees. In the high-technology industry, competition for highly-skilled employees is intense. Applied believes that its future success is highly dependent upon its continued ability to attract, retain and motivate qualified employees. There can be no assurance that Applied will be able to attract, hire, assimilate and retain a sufficient number of qualified employees.

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

Item 2:  Properties

Information concerning Applied’s principal properties at October 30, 2005 is set forth below:

			Square
Location	Type	Principal Use	Footage(1)(2)	Ownership

Santa Clara, CA	Office, Plant & Warehouse	Headquarters, Marketing,	1,465,000	Owned
		Manufacturing, Distribution,	1,544,000	Leased
		Research, Development
		and Engineering
Austin, TX	Office, Plant & Warehouse	Manufacturing	1,719,000	Owned
			445,000	Leased
Rehovot, Israel	Office, Plant & Warehouse	Manufacturing, Research,	442,000	Owned
		Development and Engineering
Hayward, CA	Office, Plant & Warehouse	Customer Support	342,000	Leased
Narita, Japan	Office & Warehouse	Customer Support	226,000	Owned
Hsinchu, Taiwan	Office & Warehouse	Customer Support	90,000	Owned
			141,000	Leased
Singapore	Office	Customer Support	200,000	Owned
Hillsboro, OR	Office, Plant & Warehouse	Customer Support and	177,000	Owned
		Manufacturing
Tainan, Taiwan	Office & Warehouse	Customer Support	148,000	Owned
Horsham, England	Office, Plant & Warehouse	Manufacturing, Research,	138,000	Leased
		Development and Engineering
Chunan, Korea	Office & Warehouse	Customer Support	111,000	Owned
Pudong, China	Office & Warehouse	Customer Support	102,000	Leased

(1)	Approximately 1.4 million square feet were available for lease or sublease.

(2)	Includes approximately 257,000 square feet that were subleased.

In addition to the above properties, Applied leased office space for marketing, sales, engineering and customer support offices in 97 locations throughout the world: 26 in North America (principally the United States), 24 in Europe, 23 in Japan, 11 in Asia-Pacific (including China and India), 9 in Korea and 4 in Taiwan.

In addition, Applied owns: (1) 94 acres of buildable land in Texas that could accommodate approximately 1,433,000 square feet of additional building space; (2) 26 acres in Oregon that could accommodate approximately 396,000 square feet of additional building space; (3) 43 acres in California that could accommodate approximately 1,247,000 square feet of additional building space; (4) 9 acres in Japan that could accommodate approximately 767,000 square feet of additional building space; and (5) 16 acres in Danvers, Massachusetts, which includes an unimproved building of approximately 280,000 square feet. Applied also leases: (1) 13 acres in Taiwan that could accommodate approximately 270,000 square feet of additional building space; and (2) 10 acres in Israel that could accommodate approximately 111,000 square feet of additional building space. Applied considers these properties adequate to meet its current and future requirements. In response to ongoing changes in the integrated circuit industry, Applied regularly assesses the size, capability and location of its global infrastructure and periodically makes adjustments accordingly.

Item 3:  Legal Proceedings

Linear Technology

On March 12, 2002, Linear Technology Corp. (LTC) filed a complaint against Applied in the Superior Court for the County of Santa Clara, captioned Linear Technology Corp. v. Applied Materials, Inc., Novellus Systems, Inc. and Tokyo Electron Ltd. (case no. CV806004), alleging claims for breach of contract, fraud and deceit, negligent misrepresentation, suppression of fact, unfair competition, breach of warranty, express contractual indemnity, implied equitable indemnity and declaratory relief. The complaint alleged, among other things, that Applied is obligated to indemnify and defend LTC for certain claims in an underlying patent infringement lawsuit brought by Texas Instruments, Inc. (TI) against LTC. On November 12, 2002, LTC filed an amended complaint in the Santa Clara action asserting essentially the same claims as in the original complaint, but adding an additional assertion that LTC and TI have settled their litigation. Applied’s motion to dismiss the amended complaint was granted in part. LTC filed a Second and Third Amended Complaint, each of which was dismissed upon Applied’s motion. On February 13, 2004, LTC filed a Fourth Amended Complaint, which Applied moved to dismiss. LTC then filed a motion to amend its Fourth Amended Complaint, which the Court granted. On July 7, 2004, LTC filed a Fifth Amended Complaint. On October 5, 2004, Applied’s motion to dismiss LTC’s Fifth Amended Complaint was granted with prejudice. On January 11, 2005, LTC filed a notice of appeal of the dismissal of its complaint. Applied believes it has meritorious defenses and intends to pursue them vigorously.

David Scharf

On July 31, 2001, David Scharf, an individual, filed a lawsuit against Applied in the United States District Court for the Central District of California, captioned David Scharf v. Applied Materials, Inc. (case no. 01-06580 AHM). The lawsuit alleges that Applied has infringed, has induced others to infringe and has contributed to others’ infringement of a patent concerning color synthesizing scanning electron microscope technology. Mr. Scharf seeks a preliminary and permanent injunction, a finding of willful infringement, damages (including treble damages), and costs. Applied has answered the complaint and counterclaimed for declaratory judgment of non-infringement and invalidity. On May 10, 2002, Mr. Scharf filed a request for re-examination of his patent with the Patent and Trademark Office (PTO). On June 26, 2002, the case was removed from the Court’s active docket after the parties stipulated to stay the case pending the results of that re-examination. On July 11, 2002, Applied filed its own request for re-examination of Mr. Scharf’s patent with the PTO. Applied’s request for re-examination was granted on September 19, 2002. On April 23, 2004, the PTO notified Applied that it intended to issue a re-examination certificate. On June 14, 2004, Applied filed a second request for re-examination of Mr. Scharf’s patent with the PTO. The second request was denied on September 1, 2004. On October 1, 2004, Applied filed a petition for reconsideration of that denial, which subsequently was denied. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

Jusung

On December 24, 2003, Applied filed a lawsuit against Jusung Engineering Co., Ltd. (Jusung Engineering) and Jusung Pacific Co., Ltd. (Jusung Pacific, referred to together with Jusung Engineering as Jusung) in Tao-Yuan District Court in Taiwan captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. (case no. 92 Tsai-chuan Tzi No. 6388). The lawsuit alleges that Jusung is infringing a patent related to chemical vapor deposition owned by Applied. In the suit, Applied seeks a provisional injunction prohibiting Jusung from importing, using, manufacturing, servicing or selling in Taiwan certain flat panel display manufacturing equipment. On December 25, 2003, the Tao-Yuan District Court ruled in favor of Applied’s request for a provisional injunction and, on January 14, 2004, the Court issued a provisional injunction order against Jusung Pacific. Jusung Pacific appealed those decisions, and the decisions were affirmed on appeal. On January 30, 2004, Jusung Pacific requested permission to post a counterbond to have the Jusung Pacific injunction lifted. Jusung Pacific’s counterbond request was granted and, on March 30, 2004, the provisional injunction order was lifted. At Applied’s request, on December 11, 2004, the District Court issued a provisional injunction order against Jusung Engineering. Jusung Engineering appealed that order, and the order was affirmed on appeal. Jusung Engineering also requested permission to post a counterbond to have the Jusung Engineering injunction lifted. Jusung Engineering’s counterbond request was granted, and, on April 25, 2005, the provisional injunction order against Jusung Engineering was lifted. Applied has appealed both counterbond decisions. On June 30, 2004, Applied filed a “main action” patent infringement complaint against Jusung in the Hsinchu District Court in Taiwan captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. (case no. 93 Zhong Zhi No. 3). In the suit, Applied seeks damages and a permanent injunction for infringement of the same patent. The decisions regarding the provisional injunction and counterbond had no effect on the separate patent infringement lawsuit filed by Applied against Jusung in the Hsinchu Court. Applied believes it has meritorious claims and intends to pursue them vigorously.

Taiwan Fair Trade Commission

On April 10, 2004, the Taiwan Fair Trade Commission (TFTC) notified Applied’s subsidiary AKT in Taiwan that, pursuant to a complaint filed by Jusung, the TFTC had begun an investigation into whether AKT violated the Taiwan Fair Trade Act. The investigation focused on whether AKT violated the Taiwan Guidelines for the Review of Cases Involving Enterprises Issuing Warning Letters for Infringement on Copyright, Trademark and Patent Rights by allegedly notifying customers about AKT’s patent rights and the infringement of those rights by Jusung. On June 15, 2004, the TFTC notified Applied that Applied also was the subject of the investigation. By letter dated April 15, 2005, the TFTC notified Applied and AKT that there was insufficient evidence to support a claim against either company. Jusung has appealed the TFTC’s decision, and the appeal is pending. Although Applied agrees with the TFTC’s decision that there has been no violation, neither the extent nor the outcome of the appeal can be determined at this time.

Applied does not believe that the outcome of any of the above matters will have a material adverse effect on its financial condition or results of operations.

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

Item 4:	Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table and notes set forth information about Applied’s executive officers:

Name of Individual	Position

James C. Morgan(1)	Chairman of the Board of Directors
Michael R. Splinter(2)	President, Chief Executive Officer and Director
Franz Janker(3)	Executive Vice President, Sales and Marketing
Nancy H. Handel(4)	Senior Vice President, Chief Financial Officer
Manfred Kerschbaum(5)	Senior Vice President, General Manager Applied Global Services
Farhad Moghadam(6)	Senior Vice President, General Manager Thin Films Product Business Group and Foundation Engineering
Mark R. Pinto(7)	Senior Vice President, Chief Technology Officer and General Manager New Business and New Products Group
Thomas St. Dennis(8)	Senior Vice President, General Manager Etch and Front End Product Business Groups

Name of Individual	Position

Joseph J. Sweeney(9)	Senior Vice President, General Counsel and Corporate Secretary
Gilad Almogy(10)	Group Vice President, General Manager Process Diagnostics and Control Product Business Group
Yvonne Weatherford(11)	Corporate Vice President, Corporate Controller

(1)	Mr. Morgan, age 67, has been Chairman of the Board of Directors of Applied since 1987. Mr. Morgan served as Applied’s Chief Executive Officer from 1997 to April 2003, and as Applied’s President from 1976 to 1987.

(2)	Mr. Splinter, age 55, serves as President and Chief Executive Officer and a member of the Board of Directors of Applied. Prior to joining Applied in April 2003, Mr. Splinter worked for nearly 20 years at Intel Corporation (Intel). Most recently he was Executive Vice President and Director of the Sales and Marketing Group at Intel, responsible for sales and operations worldwide. Mr. Splinter previously held various executive positions at Intel, including Executive Vice President and General Manager of the Technology and Manufacturing Group.

(3)	Mr. Janker, age 56, has been the head of Sales and Marketing since May 2003. From May 2003 he was Senior Vice President, Sales and Marketing and in December 2004 he was promoted to Executive Vice President, Sales and Marketing. He served as Senior Vice President, Global Operations and Corporate Marketing beginning in December of 2002. From December 1998 to 2002, he served as Group Vice President, Corporate Marketing and Business Management. From 1982 to 1998, Mr. Janker served in a variety of sales and marketing management positions with Applied in the United States and Europe.

(4)	Ms. Handel, age 54, was appointed Senior Vice President, Chief Financial Officer in October 2004. Previously, she had been Group Vice President, Deputy Chief Financial Officer and Corporate Controller since 2000. From 1994 to 2000, Ms. Handel had responsibility for Global Finance Operations in addition to serving as Treasurer. From 1986 to 1994, Ms. Handel served as Treasurer. Ms. Handel joined Applied in 1985.

(5)	Mr. Kerschbaum, age 51, has been Senior Vice President, General Manager Applied Global Services since January 2005. He was Group Vice President, Global Operations from July 2004 to January 2005 and from October 2002 to May 2003. From May 2003 to July 2004, he was Group Vice President, Foundation Engineering and Operations. From March 1997 to October 2002, he held various positions in Applied Materials North America, most recently as Group Vice President, General Manager Applied Materials North America. Mr. Kerschbaum has served in various other operations, customer service and engineering positions since joining Applied in 1983.

(6)	Dr. Moghadam, age 51, has been Senior Vice President, General Manager Thin Films Product Business Group and Foundation Engineering since September 2004. He became Group Vice President, General Manager Dielectric Systems and Modules Product Business Group and Foundation Engineering and Operations in April 2004, after serving as Group Vice President, General Manager Dielectric Systems and Modules Product Business Group since December 2002. He was named Corporate Vice President of the group in December 1999. Dr. Moghadam joined Applied in 1996 and subsequently served in several positions with the Chemical Vapor Deposition Product Business Group. Before joining Applied, he spent 15 years at Intel in various management roles. Dr. Moghadam earned his Ph.D in Materials Science and Engineering from Stanford University in 1981.

(7)	Dr. Pinto, age 46, has served as Senior Vice President, Chief Technology Officer and General Manager New Business and New Products Group, since joining Applied in January 2004. Prior to his appointment, Dr. Pinto spent 19 years with Bell Laboratories and the Lucent Microelectronics Group, which later became Agere Systems Inc., most recently as Vice President of the Analog Products Division. Dr. Pinto holds a Ph.D in Electrical Engineering from Stanford University.

(8)	Mr. St. Dennis, age 52, returned to Applied in September 2005 as Senior Vice President, General Manager Etch and Front End Product Business Groups. He previously was with Applied from 1992 to 1999, most recently as Group Vice President, President Planarization and Dielectric Deposition Product Business Group and before that as Corporate Vice President, President Physical Vapor Deposition Product Business Group. From 2003 to 2005, Mr. St. Dennis was an Executive Vice President and member of the Office of the CEO of

Novellus Systems, Inc. He served as President and Chief Executive Officer of Wind River Systems, Inc. from 1999 to 2003.

(9)	Mr. Sweeney, age 57, has held the position of Senior Vice President, General Counsel and Corporate Secretary of Applied since July 2005, with responsibility for global legal affairs, intellectual property and security. From April 2002 to July 2005, Mr. Sweeney was Group Vice President, Legal Affairs and Intellectual Property, and Corporate Secretary. Mr. Sweeney joined Applied in July 1993.

(10)	Dr. Almogy, age 40, was appointed Group Vice President, General Manager Process Diagnostics and Control Product Business Group in July 2005. He was Corporate Vice President, General Manager of the group from April 2002 to July 2005 and Vice President and Co-General Manager of the group from December 2000 to April 2002. He has held various other positions in the group since joining Applied in 1997 when Applied acquired Orbot Instruments, Ltd. Dr. Almogy holds a Ph.D in Applied Physics from the California Institute of Technology.

(11)	Ms. Weatherford, age 54, has served as Corporate Vice President, Corporate Controller since December 2004. Ms. Weatherford was Appointed Vice President, Business Operations Controller from December 2001 to December 2004 and Appointed Vice President, Financial Operations Controller from October 2000 to December 2001. She has held various other finance roles since joining Applied in 1990.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the high and low closing sale prices as reported on the Nasdaq National Market.

	2004		2005
Fiscal Year	High	Low	High	Low

First quarter	$25.61	$20.72	$17.89	$15.17
Second quarter	$22.84	$18.27	$17.92	$14.50
Third quarter	$19.97	$15.86	$18.48	$15.08
Fourth quarter	$17.63	$15.61	$18.58	$16.36

Applied’s common stock is traded on the Nasdaq National Market under the symbol AMAT. As of November 27, 2005, there were 6,254 directly registered holders of stock.

On March 23, 2005, Applied declared its first quarterly cash dividend in the amount of $0.03 per share, which was paid on June 8, 2005 to stockholders of record as of May 18, 2005, for a total of $49 million. On June 23, 2005, Applied declared its second quarterly cash dividend in the amount of $0.03 per share, payable on September 7, 2005 to stockholders of record as of August 17, 2005, for a total of $49 million. On September 16, 2005, Applied declared its third quarterly cash dividend in the amount of $0.03 per share, payable on December 8, 2005 to stockholders of record as of November 17, 2005, for a total of $48 million. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis in the future, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of stockholders.

The following table provides information as of October 30, 2005 with respect to the shares of common stock repurchased by Applied during the fourth fiscal quarter of fiscal 2005:

				Maximum Dollar
			Total Number of	Value of Shares
		Average	Shares Purchased as	that May Yet be
	Total Number of	Price Paid	Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Program*	the Program*
	(Shares in		(Shares in	(Dollars in
	thousands)		thousands)	millions)

Month #1 (August 1, 2005 to August 28, 2005)	2,600	$18.24	2,600	$3,249
Month #2 (August 29, 2005 to September 25, 2005)	9,900	$17.67	9,900	$3,074
Month #3 (September 26, 2005 to October 30, 2005)	13,401	$16.98	13,401	$2,847

Total	25,901	$17.37	25,901

*	On March 22, 2005, the Board of Directors approved a new stock repurchase program for up to $4.0 billion of Applied’s common stock over the next three years, ending March 2008, which replaced the $3.0 billion stock repurchase program that was instituted in March 2004.

Item 6:	Selected Financial Data

The following selected financial information has been derived from Applied’s historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and the accompanying notes for the corresponding fiscal years:

Fiscal Year Ended(1)	2001	2002	2003	2004	2005
	(In thousands, except percentages, ratios, per share amounts and number of employees)

Net sales	$7,343,248	$5,062,312	$4,477,291	$8,013,053	$6,991,823
Gross margin	$3,252,033	$2,056,661	$1,604,455	$3,701,245	$3,085,874
(% of net sales)	44.3	40.6	35.8	46.2	44.1
Research, development and engineering	$1,198,799	$1,052,269	$920,618	$991,873	$940,507
(% of net sales)	16.3	20.8	20.6	12.4	13.5
Marketing, selling, general and administrative	$901,924	$708,955	$625,865	$751,621	$697,402
(% of net sales)	12.3	14.0	14.0	9.4	10.0
Income/(loss) before income taxes and cumulative effect of change in accounting principle	$1,103,802	$340,511	$(211,556)	$1,829,250	$1,581,569
Effective tax rate (%)	29.8	21.0	29.5	26.1	23.5
Income/(loss) before cumulative effect of change in accounting principle	$775,228	$269,004	$(149,147)	$1,351,303	$1,209,900
(% of net sales)	10.6	5.3	(3.3)	16.9	17.3
Cumulative effect of change in accounting principle, net of tax(2)	$(267,399)	$—	$—	$—	$—
Net income/(loss)	$507,829	$269,004	$(149,147)	$1,351,303	$1,209,900

Fiscal Year Ended(1)	2001	2002	2003	2004	2005
	(In thousands, except percentages, ratios, per share amounts and number of employees)

Earnings/(loss) per share(3)	$0.46	$0.16	$(0.09)	$0.78	$0.73
Cumulative effect of change in accounting principle per share(3)	(0.16)	—	—	—	—

	$0.30	$0.16	$(0.09)	$0.78	$0.73

Weighted average common shares and equivalents(3)	1,694,658	1,701,557	1,659,557	1,721,645	1,657,493
Order backlog	$2,725,406	$3,190,459	$2,495,115	$3,368,382	$2,570,808
Working capital	$6,249,358	$6,571,337	$6,729,896	$7,993,538	$7,683,269
Current ratio	5.1	5.4	5.1	4.5	5.4
Long-term debt	$564,805	$573,853	$456,422	$410,436	$407,380
Cash dividends declared per common share	$—	$—	$—	$—	$0.09
Stockholders’ equity	$7,606,737	$8,019,649	$8,068,034	$9,262,027	$8,928,549
Book value per share(3)	$4.66	$4.87	$4.81	$5.51	$5.56
Total assets	$9,828,510	$10,224,765	$10,311,622	$12,093,445	$11,269,157
Capital expenditures, net of loss on fixed asset retirements	$710,620	$417,080	$211,959	$171,538	$177,097
Regular employees	17,365	16,077	12,050	12,191	12,576

(1)	Each fiscal year ended on the last Sunday in October.

(2)	Effective the first fiscal quarter of 2001, Applied implemented the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” Implementation of SAB 101 resulted in Applied recording a cumulative effect of change in accounting principle of $267 million (net of income tax benefit of $112 million) in fiscal 2001.

(3)	Amounts for fiscal 2001 have been restated to reflect a two-for-one stock split in the form of a 100 percent stock dividend, effective April 16, 2002.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s Discussion and Analysis (MD&A) is intended to facilitate an understanding of Applied’s business and results of operations. This MD&A should be read in conjunction with Applied’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report. MD&A consists of the following sections:

•	Overview: a summary of Applied’s business, measurements and opportunities.

•	Results of Operations: a discussion of operating results.

•	Financial Condition, Liquidity and Capital Resources: an analysis of cash flows, sources and uses of cash, contractual obligations and financial position.

•	Critical Accounting Policies: a discussion of critical accounting policies that require the exercise of judgments and estimates.

•	Trends, Risks and Uncertainties: a discussion of significant risks that could affect Applied’s financial condition and/or operating results.

Overview

Applied develops, manufactures, markets and services integrated circuit fabrication equipment for the global semiconductor and semiconductor-related industry. Product development and manufacturing activities occur in North America, the United Kingdom and Israel. Applied’s broad range of equipment and service products are highly technical and, as a result, are sold through a direct sales force. Customer demand for spare parts and services is fulfilled through a global spare parts distribution system and trained service engineers located around the world in close proximity to customer sites.

As a supplier to this industry, Applied’s results are primarily driven by worldwide demand for integrated circuits, which in turn depends on end-user demand for electronic products. The industry in which the Company operates is volatile. The downturn that began in fiscal 2001 and continued into fiscal 2003 constituted what management believes to be the longest and most severe downturn experienced by the industry. A recovery began in the fourth fiscal quarter of 2003 and continued into fiscal 2004. The growth peaked in the second half of 2004 and slowed thereafter through fiscal 2005. Applied’s results in fiscal 2003 through 2005 reflect the volatility of the industry.

The following table presents certain significant measurements of the past three fiscal years:

Fiscal Year	2003	2004	2005
	(In millions, except per share amounts and percentages)

New orders	$4,318	$8,982	$6,389
Net sales	$4,477	$8,013	$6,992
Gross margin	$1,604	$3,701	$3,086
Gross margin percent	35.8%	46.2%	44.1%
Net income/(loss)	$(149)	$1,351	$1,210
Earnings/(loss) per share	$(0.09)	$0.78	$0.73

During fiscal 2003, lower sales volume and under absorption of manufacturing and service costs resulted in lower gross margins. In response to the continued difficult economic environment, Applied implemented a realignment plan in fiscal 2003, which concluded in the first fiscal quarter of 2004. Fiscal 2003 operating results were negatively affected by lower net sales, reduced gross margins and charges related to realignment activities.

Operating results for fiscal 2004 reflected a recovery in the semiconductor industry and the global economy, as well as Applied’s realized savings from the completed realignment activities. In addition, Applied gained market share in critical areas, including 300mm equipment and copper interconnect, improved operational efficiencies, and further strengthened its cash position.

Fiscal 2005 results reflected a challenging environment as Applied’s customers decreased fab utilization globally and reduced or delayed capacity additions as a result of excess inventories and slowing demand for integrated circuits. During this period, Applied focused on lowering costs, improving efficiencies, reducing cycle time and bringing new products to market. Applied also generated strong cash flow, and returned value to stockholders by repurchasing stock and paying cash dividends.

Applied’s long-term opportunities depend in part on successful execution of its growth strategy, including increasing market share in existing markets, expanding into related markets, and cultivating new markets and new business models. These opportunities are also subject to many factors, including: (1) global economic conditions; (2) advanced technology and/or capacity requirements of integrated circuit manufacturers and their capital investment trends; (3) the profitability of integrated circuit manufacturers; (4) supply and demand for integrated circuits; (5) Applied’s investment in RD&E; and (6) the relative competitiveness of Applied’s equipment and service products. For this and other reasons set forth in the section entitled “Trends, Risks and Uncertainties,” Applied’s prior results of operations are not necessarily indicative of future operating results.

Results of Operations

Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2005 and 2003 each contained 52 weeks, whereas fiscal 2004 contained 53 weeks. The first fiscal quarter of 2005 and 2003 each contained 13 weeks, whereas the first fiscal quarter of 2004 contained 14 weeks.

Net Sales

Applied’s business was subject to cyclical industry conditions in fiscal 2003, 2004 and 2005. As a result of these conditions, there were significant fluctuations in Applied’s quarterly new orders and net sales, both within and across the fiscal years. Demand for integrated circuit manufacturing equipment has historically been volatile as a result of sudden changes in integrated circuit supply and demand and other factors, including rapid technological advances in integrated circuit fabrication processes.

Quarterly and full fiscal year financial information was as follows:

	Fiscal Quarter				Fiscal
	First	Second	Third	Fourth	Year
	(In millions, except per share amounts)

2003:
New orders	$1,016	$971	$1,054	$1,277	$4,318
Net sales	$1,054	$1,107	$1,095	$1,221	$4,477
Gross margin	$390	$373	$347	$494	$1,604
Net income/(loss)	$(65)	$(62)	$(37)	$15	$(149)
Earnings/(loss) per share	$(0.04)	$(0.04)	$(0.02)	$0.01	$(0.09)
2004:
New orders	$1,683	$2,214	$2,462	$2,623	$8,982
Net sales	$1,556	$2,018	$2,236	$2,203	$8,013
Gross margin	$676	$939	$1,059	$1,027	$3,701
Net income	$82	$373	$441	$455	$1,351
Earnings per share	$0.05	$0.22	$0.26	$0.27	$0.78
2005:
New orders	$1,675	$1,553	$1,468	$1,693	$6,389
Net sales	$1,781	$1,861	$1,632	$1,718	$6,992
Gross margin	$790	$818	$717	$761	$3,086
Net income	$289	$305	$370	$246	$1,210
Earnings per share	$0.17	$0.18	$0.23	$0.15	$0.73

Net sales by geographic region, which were attributed to the location of the customers’ facilities, were as follows:

Fiscal Year	2003	2004	2005
	(In millions)

Taiwan	$583	$2,006	$1,608
North America(1)	1,179	1,337	1,472
Japan	827	1,417	1,396
Korea	666	879	1,021
Europe	695	794	883
Asia-Pacific(2)	527	1,580	612

	$4,477	$8,013	$6,992

(1)	Primarily the United States.

(2)	Includes China.

From fiscal 2001 through the third quarter of 2003, slowing worldwide demand for integrated circuits resulted in a rapid decline in demand for integrated circuit manufacturing equipment. Inventory buildups in telecommunication products, slower than expected personal computer sales and slower global economic growth caused integrated circuit companies to reduce their capital spending and reschedule or cancel existing orders. The decline in demand further deepened into a severe industry downturn due to continued weakness in the macro-economic climate and reduced consumption of electronic products, which resulted in further capital spending cutbacks by Applied’s customers. However, beginning with the fourth fiscal quarter of 2003 and continuing into fiscal 2004, customers increased their investments in capital equipment for capacity and technology, responding to higher spending for consumer electronics and business information technology and an increase in integrated circuit demand. The growth peaked in the second half of 2004 and slowed thereafter into fiscal 2005. As a result of excess inventories and slowing demand for integrated circuits, customers reduced production and delayed capacity additions in fiscal 2005.

New orders in the first half of 2003 declined to $1.0 billion per quarter, reflecting the continued and prolonged downturn in the integrated circuit industry. However, new orders increased during the second half of 2003, reflecting customers’ continued investments in advanced memory and logic and transition to 300mm, along with the increased capacity utilization in both advanced and established technologies. Following these new order trends, net sales decreased to approximately $1.1 billion for each of the first three fiscal quarters of 2003, reflecting the impact of the industry downturn. Net sales increased to $1.2 billion for the fourth fiscal quarter of 2003, indicating the beginning of an industry recovery. Net sales for fiscal 2003 were $4.5 billion.

New orders increased from $4.3 billion for fiscal 2003 to $9.0 billion for fiscal 2004, reflecting a broad-based increase in capital investment by both advanced memory and logic manufacturers for 300mm technology to meet rising demand for integrated circuits. Following the new order trends, net sales increased 79 percent from $4.5 billion for fiscal 2003 to $8.0 billion for fiscal 2004, reflecting the fulfillment of higher levels of orders for capital equipment received in prior quarters to support customers’ manufacturing capacity expansion and new technology requirements.

New orders decreased 29 percent from $9.0 billion for fiscal 2004 to $6.4 billion for fiscal 2005, as integrated circuit manufacturers reduced their capital investments to bring inventories in line with demand. Following the trend of decreasing orders during fiscal 2005, net sales decreased by 13 percent from $8.0 billion for fiscal 2004 to $7.0 billion for fiscal 2005, reflecting lower demand for integrated circuit products.

Realignment Activities

During fiscal 2003, in response to the continuing difficult business conditions, Applied implemented a series of activities to better align Applied’s cost structure with prevailing economic conditions. Realignment activities consisted of consolidation of facilities, reductions in workforce, and refocused product efforts. As a result of the realignment activities, Applied vacated approximately two million square feet and reduced approximately 3,800 positions during fiscal 2003. Realignment activities resulted in charges across multiple categories, as incurred, including cost of products sold, RD&E expenses, and restructuring and asset impairment charges. During the first fiscal quarter of 2004, realignment activities were completed and reported as restructuring, asset impairments and other charges, as discussed below. There were no realignment charges during fiscal 2005.

Gross Margin

Gross margin as a percentage of net sales increased from 35.8 percent for fiscal 2003 to 46.2 percent for fiscal 2004, and decreased to 44.1 percent for fiscal 2005. In fiscal 2000, Applied experienced unprecedented new order and revenue growth. Accordingly, Applied expanded its manufacturing facilities to accommodate anticipated growth. The lower business volume in fiscal 2001 through fiscal 2003, due to the industry downturn, was insufficient to fully absorb the overhead costs of these facilities, resulting in lower gross margins for all respective periods. The continued decline in gross margin for fiscal 2003 was principally attributable to under absorption of manufacturing and field service costs as a result of prolonged low business volumes, and inventory writeoffs and charges associated with refocused product efforts. The increase in gross margin from fiscal 2003 to fiscal 2004 was principally attributable to improved revenue levels, changes in product mix, decreased product costs, and increased manufacturing volume, resulting in higher absorption of manufacturing and field service costs and the completion of refocused product efforts discussed previously. The improvement in gross margin was partially offset by increased variable compensation costs as a result of improved operating performance. The decrease in gross margin from fiscal 2004 to fiscal 2005 was due to lower revenue levels, lower manufacturing absorption and changes in product mix, which were partially offset by initiatives for cost reduction and efficiency improvement, such as common platform architecture and parts, lower cost sourcing and cycle time reduction.

Research, Development and Engineering

Applied’s future operating results depend, to a considerable extent, on its ability to maintain a competitive advantage in the products and services it provides. Applied believes that it is critical to continue to make substantial investments in RD&E to assure the availability of innovative technology that meets the current and projected requirements of its customers’ most advanced integrated circuit designs. Applied has historically maintained its commitment to investing in RD&E in order to continue to offer new products and technologies. As a result, RD&E expenses were $921 million (21 percent of net sales) for fiscal 2003, $992 million (12 percent of net sales) for fiscal 2004 and $941 million (13 percent of net sales) for fiscal 2005. Development cycles range from 12 to 36 months depending on whether the product is an enhancement of an existing product or a new product. Most of Applied’s existing products resulted from internal development activities and innovations involving new technologies, materials and processes. In certain instances, Applied acquires technologies either in its existing areas of development or through new product opportunities to complement its existing technology capabilities and to reduce time to market.

In fiscal 2003, Applied refocused its product efforts and made investments in strategic products. Applied concentrated on the development of several important processing technologies to enable the production of chips using copper and low k dielectric materials, as well as to meet the challenges of smaller feature sizes, such as 65nm and below. In addition to interconnect solutions, Applied continued to invest resources in the development of systems for advanced transistor designs with smaller gate structures that enable faster signal propagation and reduced power. Applied also continued the development of its process diagnostic and control capabilities with systems to inspect and measure smaller dimensions and defects.

In fiscal 2004, Applied continued its investment in developing technologies for future generation manufacturing. Advances were made in several key areas, including technology for enhancing transistor and interconnect performance. Applied introduced ten major products in these areas, including the Endura2, Ecmp, Quantum X and G2 FIB systems, all targeted for 65nm and below chip manufacturing. In addition, Applied introduced the Gen7 AKT flat panel system.

In fiscal 2005, Applied focused on developing systems for customers’ advanced chip designs, including systems to enable smaller and faster interconnect and transistor structures with 65nm, 45nm and below geometries.

For copper interconnect applications, the Company introduced the Applied Endura CuB/S system with advanced copper barrier/seed technology and the Applied Producer Black Diamond II system for next-generation low k dielectric layers. For leading-edge transistor gate applications, Applied launched the Applied AdvantEdge Etch system and the Applied Vantage RadOx RTP. New applications in strain engineering, which involves creating localized areas of stress in the transistor structure, were also developed for existing systems to meet customers’ requirements for faster transistors. In the area of inspection and metrology, Applied launched UVision, the industry’s first laser 3D brightfield inspection tool. The Applied OPC Check software is designed to automate critical OPC mask verification for customers. Applied’s AKT subsidiary developed the Gen-8 AKT-50K PECVD system for manufacturing flat panel displays. The system processes 2.2m x 2.4m glass substrates and doubles the capacity of previous Gen-7 systems for producing 52-inch LCD-TV screens.

Marketing, Selling, General and Administrative

Marketing, selling, general and administrative expenses were $626 million (14 percent of net sales) for fiscal 2003, increased to $752 million (9 percent of net sales) for fiscal 2004, and decreased to $697 million (10 percent of net sales) for fiscal 2005. The increase from fiscal 2003 to 2004 correlated to the increase in business volume, as well as increases in variable compensation as a result of improved operating performance. The decrease from fiscal 2004 to 2005 was due to lower business volume, reductions in variable compensation and Applied’s continued focus on cost controls.

Restructuring, Asset Impairments and Other Charges

The restructuring actions taken in fiscal 2003 and 2004 were intended to better align Applied’s cost structure with prevailing market conditions due to the industry downturn at the time. These actions, which were necessary as a result of reduced business volume, reduced Applied’s global workforce and consolidated global facilities.

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

As of October 30, 2005, the fiscal 2003 and 2004 restructuring actions have been completed, and restructuring reserve balances consist principally of remaining lease commitments associated with facilities.

For further details, see Note 6 of Notes to Consolidated Financial Statements.

Litigation Settlements, Net

Litigation settlements, net were $27 million for fiscal 2004 and consisted of costs of $28 million related to two separate patent litigation settlements, net of a gain of $1 million related to a legal settlement in favor of Applied.

During fiscal 2003 or 2005, there were no significant litigation settlements.

Net Interest Income

Net interest income was $102 million for fiscal 2003, $66 million for fiscal 2004 and $134 million for fiscal 2005. The decrease in net interest income from fiscal 2003 to 2004 was due primarily to lower average portfolio yields. The increase in net interest income in 2005 was due to a substantial increase in interest rates and a decrease in interest expense associated with scheduled debt maturities in September 2004 and September 2005.

Income Taxes

Applied’s effective income tax provision/(benefit) rate was (29.5) percent for fiscal 2003, 26.1 percent for fiscal 2004 and 23.5 percent for fiscal 2005. Applied’s effective tax rate of 26.1 percent for fiscal 2004 differed from (29.5 percent) for fiscal 2003 due to increased export tax benefits and foreign tax credits. Applied’s effective rate of

23.5 percent for fiscal 2005 differed from 26.1 percent for fiscal 2004 primarily due to the favorable resolution of a multi-year Internal Revenue Service (IRS) tax examination of $118 million and a change in estimate with respect to export tax benefits of $14 million, partially offset by a charge of $32 million relating to the distribution of foreign earnings under the American Jobs Creation Act of 2004 (the Jobs Creation Act). Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income and non-tax deductible expenses incurred in connection with acquisitions. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly.

In October 2004, the United States Congress enacted the Jobs Creation Act which provides for a three year phase-out of current extraterritorial income tax (ETI) benefits and replaces ETI with a phased-in nine percent domestic production activity deduction that will not be fully effective until 2010. The Jobs Creation Act will not fully replace Applied’s current ETI tax benefits.

Business Combinations

On June 28, 2005, Applied purchased certain assets of SCP Global Technology, Inc. (SCP), consisting of single-wafer HF-last immersion technology and Marangoni clean/dry intellectual property, for approximately $24 million in cash.

On December 16, 2004, Applied acquired the assets of ATMI, Inc.’s Treatment Systems business (EcoSys), which supports the gas abatement requirements of process equipment for integrated circuit manufacturing and other industrial applications, for approximately $16 million in cash.

On December 14, 2004, Applied acquired substantially all of the operating subsidiaries and businesses of Metron Technology N.V. (Metron), a provider of a range of products and services for fab-wide operations and integrated circuit manufacturing equipment, for approximately $85 million in cash.

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

For further details, see Note 13 of Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154), which requires retrospective application to prior periods’ financial statements of every voluntary change in accounting principal unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors beginning in fiscal 2007. Applied does not expect the adoption of this standard to have a material effect on Applied’s financial position or results of operations.

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 provides the SEC staff position regarding the application of SFAS 123R, “Share-Based Payment.” SAB 107 contains interpretive guidance relating to the interaction between SFAS 123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. Applied is currently evaluating SAB 107 and will be incorporating it as part of its adoption of SFAS 123R in the first fiscal quarter of 2006.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. In April 2005, the SEC extended the compliance requirement date of SFAS 123R, with the result that this requirement will be effective for Applied beginning with the first fiscal quarter of 2006. Applied is currently evaluating the expected impact of

SFAS 123R to its Consolidated Financial Statements. See Note 1 of Notes to the Consolidated Financial Statements for information related to the pro forma effect on Applied’s reported net income and net earnings per share of applying the fair value provisions of the SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (SFAS 151). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. SFAS 151 will be effective in fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on Applied’s financial position or results of operations.

In March 2004, the FASB Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance became effective for reporting periods beginning after June 15, 2004, while the disclosure requirements became effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP EITF 03-1-1). FSP EITF 03-1-1 delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-1. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain other-than-temporary Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. This statement specifically nullifies the requirements of paragraph 10-18 of EITF 03-1 and references existing other-than-temporary impairment guidance. The guidance under this FSP is effective for reporting periods beginning after December 15, 2005. Applied continued to apply relevant “other-than-temporary” guidance as provided for in FSP EITF 03-1-1 during fiscal 2005. Applied does not expect the implementation of FSP FAS 115-1 and FAS 124-1 will have a material effect on Applied’s financial position or results of operations.

Financial Condition, Liquidity and Capital Resources

Applied’s cash, cash equivalents and short-term investments decreased from $6.6 billion at October 31, 2004 to $5.9 billion at October 30, 2005 due primarily to repurchases and cash dividend distributions. Applied has not undertaken any significant external financing activities for several years.

Applied generated cash from operating activities of $855 million for fiscal 2003, $1.6 billion for fiscal 2004 and $1.2 billion for fiscal 2005. The primary sources of cash from operating activities have been net income, as adjusted to exclude the effect of non-cash charges, and changes in working capital levels, including accounts receivable and inventories. Applied utilized programs to sell accounts receivable of $556 million for fiscal 2003, $859 million for fiscal 2004 and $158 million for fiscal 2005. The sales of these accounts receivable increased cash and reduced accounts receivable and days sales outstanding. Days sales outstanding were 68 days at the end of fiscal 2003, compared to 69 days at the end of fiscal 2004 and 85 days at the end of fiscal 2005. A portion of these sold accounts receivable is subject to certain limited recourse provisions. However, Applied has not experienced any losses under these programs Availability and usage of these accounts receivable sale agreements depend on many factors, including the willingness of financial institutions to purchase receivables and the cost of such arrangements. The increase in days sales outstanding in fiscal 2005 is primarily related to the change in the regional sales mix and the resulting relative decrease in the amount of sold accounts receivable. For further details regarding accounts receivable sales, see Note 11 of Notes to Consolidated Financial Statements. Inventories decreased by $105 million in fiscal 2005, which corresponds to the decrease in business volume and sales activity from fiscal 2004 to fiscal 2005.

Applied used $1.1 billion of cash for investing activities for fiscal 2003, $534 million for fiscal 2004, and $179 million for fiscal 2005. Capital expenditures were $265 million for fiscal 2003, $191 million for fiscal 2004, and $200 million for fiscal 2005, totaling $656 million for the past three years. Application laboratories, equipment and related facilities have comprised the majority of the capital spending. Fiscal 2003 capital expenditures also included $52 million for the purchase of facilities in Hillsboro, Oregon that were previously held under a synthetic lease. Fiscal 2004 capital expenditures consisted principally of laboratory and demonstration equipment. Fiscal 2005 capital expenditures included investment in laboratory equipment and upgrades to Applied’s enterprise resource planning software and network architecture. Investing activities also included purchases and sales of short-term investments and acquisitions of technology or companies to allow Applied to access new market opportunities or emerging technologies. During fiscal 2005, Applied paid $102 million, net of cash acquired, for the Metron and EcoSys acquisitions, as discussed in Note 13 of Notes to Consolidated Financial Statements.

Applied generated cash of $8 million from financing activities for fiscal 2003, used cash of $359 million for fiscal 2004 and used cash for $1.6 billion for 2005. Financing activities included issuances and repurchases of common stock and payment of dividends. Since March 1996, Applied has systematically repurchased shares of its common stock in the open market to partially fund its stock-based employee benefit and incentive plans. Cash used to repurchase shares totaled $250 million for fiscal 2003, $650 million for fiscal 2004 and $1.7 billion for fiscal 2005. Beginning in the second fiscal quarter of 2005, Applied’s Board of Directors declared three consecutive quarterly cash dividends, in the amount of $0.03 per share per declaration. The first two declared cash dividends totaling $98 million were paid during fiscal 2005. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors. Financing activities also included borrowings and repayments of debt. Applied did not borrow any cash in fiscal years 2003, 2004 or 2005. Cash used for debt repayments totaled $64 million for fiscal 2003, $105 million for fiscal 2004 and $62 million for fiscal 2005. Cash generated from issuances of common stock pursuant to Applied’s equity compensation programs totaled $323 million for fiscal 2003, $397 million for fiscal 2004 and $266 million for fiscal 2005.

Although cash requirements will fluctuate based on the timing and extent of factors such as those discussed above, Applied’s management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy Applied’s liquidity requirements for the next 12 months. For further details regarding Applied’s operating, investing and financing activities for each of the three years in the period ended October 30, 2005, see the Consolidated Statements of Cash Flows in this report.

Off-Balance Sheet Arrangements

During the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of October 30, 2005, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $60 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

In 2001, Applied formed Applied Materials Ventures I, L.P. (the Fund) to invest in privately-held, early-stage companies engaged in developing systems, components and devices based on nanotechnology and/or communications technology for specific applications and products. The Fund was a limited partnership, with Applied as the sole limited partner and an independent party as the general partner. During the fourth quarter of fiscal 2004, Applied exercised its right to limit capital contributions to the Fund to $25 million and to elect to terminate the partnership. As a result, under the provisions of the partnership agreement, the activities of the partnership concluded and the partnership was dissolved in March 2005. Applied’s cumulative capital contributions to the Fund totaled approximately $23 million through October 31, 2004 and $24 million through October 30, 2005. The Fund’s assets, which primarily consisted of shares of portfolio companies, were distributed between Applied and the general partner during fiscal 2005. See Note 14 of Notes to Consolidated Financial Statements for further details on the Fund.

Applied also has operating leases for various facilities. Total rental expense for operating leases was $134 million for fiscal 2003, $88 million for fiscal 2004 and $87 million for fiscal 2005.

Contractual Obligations

The following table summarizes Applied’s contractual obligations as of October 30, 2005:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In millions)

Long-term debt obligations	$415	$8	$205	$2	$200
Interest expense associated with long-term debt obligations	199	28	42	29	100
Operating lease obligations	272	74	87	45	66
Purchase obligations*	751	739	7	5	—
Other long-term liabilities	168	8	14	11	135

	$1,805	$857	$355	$92	$501

*	Represents Applied’s agreements to purchase goods and services consisting of Applied’s (a) outstanding purchase orders for goods and services; (b) contractual requirements to make specified minimum payments even if Applied does not take delivery of the contracted goods; and (c) contractual requirements to pay a penalty if the contract is cancelled. While the amount above represents Applied’s purchase agreements as of October 30, 2005, the actual amounts to be paid by Applied may be less in the event that any agreements are renegotiated, cancelled or terminated.

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

A critical accounting policy is defined as one that is both material to the presentation of Applied’s consolidated financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on Applied’s financial condition or results of operations. Specifically, these policies have the following attributes: (1) Applied is required to make assumptions about matters that are highly uncertain at the time of the estimate; and (2) different estimates Applied could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on Applied’s financial condition or results of operations.

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

Applied’s warranty obligation is affected by product and component failure rates, material usage and labor costs incurred in correcting product failures during the warranty period. As Applied’s customer engineers and process support engineers are highly trained and deployed globally, labor availability is a significant factor in determining labor costs. The quantity and availability of critical replacement parts is another significant factor in estimating warranty costs. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. If actual warranty costs differ substantially from Applied’s estimates, revisions to the estimated warranty liability would be required, which could have a material adverse effect on Applied’s business, financial condition and results of operations.

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

Goodwill and Intangible Assets

Applied reviews goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also reviews goodwill and intangibles with indefinite lives annually for impairment. Intangible assets, such as purchased technology, are generally recorded in connection with a business acquisition. The value assigned to intangible assets is usually based on estimates and judgments regarding expectations for the success and life cycle of products and technology acquired. If actual product acceptance differs significantly from the estimates, Applied may be required to record an impairment charge to write down the asset to its realizable value. The fair value of a reporting unit is estimated using the market multiples approach, and is dependent on market values for companies in a similar industry. A severe decline in market value could result in an unexpected impairment charge for impaired goodwill, which could have a material adverse effect on Applied’s business, financial condition and results of operations.

Income Taxes

Applied accounts for income taxes by recognizing deferred tax assets and liabilities using statutory tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are also reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. Management has determined that it is more likely than not that its future taxable income will be sufficient to realize its deferred tax assets.

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

As a supplier to the global semiconductor and semiconductor-related industry, Applied is subject to the industry’s business cycles, the timing, length and volatility of which are difficult to predict. The industry has historically been cyclical due to sudden changes in demand for integrated circuits and manufacturing capacity, including capacity using the latest technology. The effect on Applied of these changes in demand, including end-customer demand, is occurring more rapidly, exacerbating the volatility of these cycles. These changes have affected the timing and amounts of customers’ capital equipment purchases and investments in technology, and continue to affect Applied’s orders, net sales, gross margin and results of operations.

Applied must effectively manage its resources and production capacity to meet changing demand. During periods of decreasing demand for integrated circuit manufacturing equipment, Applied must be able to appropriately align its cost structure with prevailing market conditions, effectively motivate and retain key employees, and effectively manage its supply chain. During periods of increasing demand, Applied must have sufficient manufacturing capacity and inventory to meet customer demand and must be able to attract, retain and motivate a sufficient number of qualified individuals and effectively manage its supply chain. If Applied is not able to timely and appropriately align its cost structure with business conditions and/or to effectively manage its resources and production capacity, including its supply chain during changes in demand, Applied’s business, financial condition or results of operations may be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes in the industry.

The industry is characterized by ongoing changes, including: (1) changes in customers’ capacity requirements, capacity utilization and capital spending, which depend in part on the demand for customers’ products and customers’ inventory levels relative to demand; (2) the importance of reducing the cost of system ownership, due in part to the increasing significance of consumer electronics as a driver for integrated circuit demand and the related focus on lower prices; (3) varying levels of business information technology spending; (4) increasingly complex technology requirements, including a significant rise in the number and importance of new materials; (5) the growing types and varieties of integrated circuits and applications; (6) an expanding number of applications across multiple substrate sizes, resulting in divergent demands among integrated circuit manufacturers; (7) customers’ varying adoption rates of new technology; (8) a rising percentage of business from customers in Asia and the emergence of customers, competitors and suppliers in new geographical regions; (9) customer demands for shorter lead times for the manufacture and installation of integrated circuit manufacturing equipment; (10) the heightened importance to customers of system reliability and productivity; (11) the effect on system demand as a result of the increasing productivity and reliability of integrated circuit manufacturing equipment; (12) the increasing pace of changes in the mix of investments by customers in integrated circuit manufacturing equipment; (13) customers’ increasing use of partnerships, alliances, joint ventures and industry consortia that has increased the influence of key integrated circuit manufacturers in technology decisions made by their global partners; (14) higher capital requirements for new integrated circuit fabrication plants; (15) the rising importance of speed of product development and time-to-market; (16) the increasing difficulty for customers to move from product design to volume manufacturing; (17) the challenge to customers of moving volume manufacturing from one technology node to the next smaller technology node; (18) the rate of growth in the industry; (19) a heightening concern among certain U.S. governmental agencies regarding possible national commercial and/or security issues posed by the growing manufacturing business in Asia, especially China; (20) the need to effectively manage a growing number of existing and new products in more varied competitive environments; and (21) the increasing importance of operating flexibility to enable different responses to different markets, customers and applications. These changes, individually or in combination, are increasing the need for customer partnering, use of foundries, collaborative research and development efforts, and process integration support. Certain of these changes also heighten the importance of spare parts and service product offerings as a competitive advantage for integrated circuit equipment manufacturers, even though service products typically result in lower gross margins than system products. In response to these ongoing changes, Applied must regularly reassess the size, capability and location of its global infrastructure. If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the industry, its business, financial condition and results of operations could be materially and adversely affected.

Applied operates in a highly competitive industry characterized by increasingly rapid technological changes.

As Applied operates in a highly competitive environment, Applied’s future success heavily depends on effective development, commercialization and customer acceptance of its new equipment, service and related products. In addition, Applied must successfully execute its growth strategy, including increasing market share in existing markets, expanding into related markets, and cultivating new markets and new business models, while constantly improving its operational performance. Applied’s success is subject to many risks, including, but not limited to, its ability to timely and cost-effectively: (1) develop and market new products and price products appropriately; (2) improve existing products and increase market share in its existing markets; (3) expand into or develop related and new markets for its technology; (4) achieve market acceptance of, and accurately forecast demand and meet production schedules for, its products; (5) achieve cost efficiencies across product offerings; (6) adapt to technology changes in related markets, such as lithography; (7) adapt to changes in value offered by companies in different parts of the supply chain; (8) qualify products for volume manufacturing with its customers; and (9) successfully implement improvements in its manufacturing process. The development, introduction and support of an increasingly broad set of products, including those enabling the transition to smaller device feature sizes and incorporation of new materials, have grown increasingly complex and expensive over time. Furthermore, new or improved products may involve higher costs and reduced efficiencies compared to Applied’s more established products and could adversely affect Applied’s gross margins. In addition, Applied must successfully implement changes in its design engineering methodology, including changes that result in: significant decreases in material costs and cycle time; greater commonality of platforms and types of parts used in different systems; and effective product life cycle management. If Applied does not successfully manage these challenges, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to the risks of operating a global business.

In fiscal 2005, approximately 80 percent of Applied’s net sales were to regions outside the United States. Certain manufacturing facilities and suppliers of Applied are also located outside the United States. Managing Applied’s global operations presents challenges including, but not limited to, those arising from: (1) varying regional and geopolitical business conditions and demands; (2) global trade issues; (3) variations in protection of intellectual property and other legal rights in different countries; (4) rising raw material and energy costs; (5) variations in the ability to develop relationships with suppliers and other local businesses; (6) changes in laws and regulations of the United States (including export restrictions) and other countries, as well as their interpretation and application; (7) fluctuations in interest rates and currency exchange rates; (8) the need to provide sufficient levels of technical support in different locations; (9) political instability, natural disasters (such as earthquakes, hurricanes or floods), pandemics, terrorism or acts of war where Applied has operations, suppliers or sales; (10) cultural differences; (11) special government-supported efforts to promote local integrated circuit manufacturing equipment companies; and (12) shipping delays. Many of these challenges are present in China, a large potential market for integrated circuit equipment and an area that Applied anticipates will continue to present a significant opportunity for growth over the long term. China is also experiencing significant growth of suppliers and potential competitors to Applied. These challenges, as well as global uncertainties with respect to: (1) economic growth rates in various countries; (2) consumer confidence; (3) the sustainability, timing, rate and amount of demand for electronics products and integrated circuits; (4) capital spending by integrated circuit manufacturers;

and (5) price trends for certain integrated circuit devices, may materially and adversely affect Applied’s business, financial condition and results of operations.

Applied is exposed to risks associated with a highly concentrated customer base.

Applied’s customer base is and has been highly concentrated. Orders from a relatively limited number of manufacturers of integrated circuits have accounted for, and likely will continue to account for, a substantial portion of Applied’s net sales. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or delay or cancel orders, Applied may not be able to replace the business. As Applied’s products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant non-recoverable costs. Major customers may also seek and on occasion receive pricing, payment terms or other conditions that are less favorable to Applied. In addition, certain customers have formed strategic alliances or collaborative efforts that result in additional complexities in managing individual customer relationships and transactions. These factors could have a material adverse effect on Applied’s business, financial condition and results of operations.

The ability to attract, retain and motivate key employees is vital to Applied’s success.

Applied’s success and competitiveness depend in large part on its ability to attract, retain and motivate key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, changes in Applied’s management or leadership, the effectiveness of Applied’s compensation programs, including its equity-based programs, and competitors’ hiring practices. Applied has made adjustments to its equity compensation programs, such as implementation of a broad-based program providing for grants of restricted stock units (referred to as “performance shares” in the Applied Materials, Inc. Employee Stock Incentive Plan) beginning in fiscal 2006. These changes, as well as other changes in compensation practices or employee benefit programs, may reduce the effectiveness of the equity compensation programs as incentives to employees and/or may be disruptive to operations. Beginning in its first fiscal quarter of 2006, Applied will record a charge to earnings for equity-based compensation, such as stock options and restricted stock units (performance shares), in accordance with SFAS 123R. This requirement reduces the attractiveness of granting equity-based compensation as the expense associated with these grants will decrease Applied’s profitability. If Applied does not successfully attract, retain and motivate key employees as a result of these or other factors, Applied’s operating results and ability to capitalize on its opportunities may be materially and adversely affected.

Manufacturing interruptions or delays could affect Applied’s ability to meet customer demand, while the failure to estimate customer demand accurately could result in excess or obsolete inventory.

Applied’s business depends on its ability to supply equipment, services and related products that meet the rapidly changing requirements of its customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers. Some key parts may be obtained only from a single supplier or a limited group of suppliers, and some sourcing or subassembly is provided by suppliers in developing regions, including China. Additionally, Applied plans to transition to a single-vendor enterprise resource planning (ERP) software system to perform various functions, including order management and manufacturing control. Significant interruptions of manufacturing operations or the delivery of services as a result of (1) the failure or inability of suppliers to timely deliver quality parts; (2) volatility in the availability and cost of materials; (3) difficulties or delays in obtaining required export approvals; (4) information technology or infrastructure failures; (5) difficulties in implementing the ERP system; (6) natural disasters (such as earthquakes, hurricanes or floods); or (7) other causes (such as regional economic downturns, epidemics, political instability, terrorism or acts of war), could result in delayed deliveries, manufacturing inefficiencies, increased costs or order cancellations. Moreover, if actual demand for Applied’s products is different than expected, Applied may purchase more/fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. Any or all of these factors could materially and adversely affect Applied’s business, financial condition and results of operations.

The failure to successfully implement outsourcing activities could adversely affect results of operations.

To better align costs with market conditions and to increase productivity and operational efficiency, Applied outsources certain functions to third parties, including companies in India, China and other countries. These functions include engineering, manufacturing, customer support, software development and administrative activities. The expanding role of third party providers has required changes to Applied’s existing operations and the adoption of new procedures and processes for retaining and managing these providers in order to protect its intellectual property. If Applied does not effectively develop and implement its outsourcing strategy, if required export approvals are not timely obtained, or if third party providers do not perform as anticipated, Applied may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs, manufacturing interruptions or delays and/or loss of its intellectual property rights, which could materially and adversely affect Applied’s business, financial condition and results of operations.

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

Applied from time to time is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, product performance, product liability, unfair competition, employment and other matters. In addition, Applied on occasion receives notification from customers who believe that Applied owes them indemnification or other obligations related to claims made against customers by third parties. These legal proceedings and claims, whether with or without merit, may be time-consuming and expensive to prosecute or defend and divert management’s attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings or claims. Applied previously entered into a mutual covenant-not-to-sue arrangement with one of its competitors to decrease the risk of patent infringement lawsuits in the future. There can be no assurance that the intended results of this arrangement will be achieved or that Applied will be able to adequately protect its intellectual property rights with the restrictions associated with such a covenant. In addition, Applied’s success depends in part on the protection of its intellectual property and other rights. Infringement of Applied’s rights by a third party, such as the unauthorized manufacture or sale of equipment or spare parts, could result in uncompensated lost market and revenue opportunities for Applied. Applied’s intellectual property rights may not provide significant competitive advantages if they are circumvented, invalidated, rendered obsolete by the rapid pace of technological change, or if Applied does not adequately assert these rights. Furthermore, the laws of other countries, including China, permit the protection and enforcement of Applied’s rights to varying extents, which may not be sufficient to protect Applied’s rights. If Applied is not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend its position, Applied’s business, financial condition and results of operations could be materially and adversely affected.

Changes in tax rates or tax liabilities could affect future results.

As a global company, Applied is subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Applied’s future tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in the valuation of Applied’s deferred tax assets and liabilities, or changes in the tax laws. For example, U.S. legislation governing taxation of extraterritorial income (ETI) repealed certain export subsidies that were prohibited by the World Trade Organization and enacted different tax provisions. These tax provisions will not fully offset the loss of the repealed tax provisions and, as a result, Applied’s U.S. tax liability may increase. In addition, Applied is subject to regular examination of its income tax returns by the Internal Revenue Service and other tax authorities. Applied regularly assesses the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. Although Applied believes its tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in Applied’s historical income tax provisions and accruals, which could materially and adversely affect Applied’s results of operations.

Applied is subject to internal control evaluations and attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Applied’s management must perform evaluations of Applied’s internal control over financial reporting. Beginning as of the end of fiscal 2005 and annually thereafter, Applied’s Form 10-K must include a report of its management’s assessment of the adequacy of such internal control, and Applied’s independent registered public accounting firm must publicly attest to the adequacy of management’s assessment and the effectiveness of Applied’s internal control. Ongoing compliance with these requirements is complex, costly and time-consuming. If Applied fails to maintain an effective internal control over financial reporting, if Applied’s management does not timely assess the adequacy of such internal control, or if Applied’s independent registered public accounting firm does not timely attest to the evaluation, Applied could be subject to regulatory sanctions and the public’s perception of Applied may decline.

Applied is exposed to risks associated with expanded service product offerings and strategic transactions.

In order to improve customers’ manufacturing productivity and efficiency and as part of its growth strategy, Applied is expanding its service product offerings for both Applied and non-Applied products. These new service products, which include on-site support as well as supply chain and spare parts management, are offered in part through strategic relationships and alliances formed with, or acquisitions of, other suppliers to the semiconductor industry. In order to develop this market opportunity, Applied must cultivate new business models, form and maintain strategic relationships with appropriate companies, achieve customer acceptance, and successfully and cost-effectively provide these service products. Applied’s inability to achieve any of the foregoing could have a material adverse effect on its business, financial condition and results of operations.

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

Applied is subject to various risks related to: (1) new, different, inconsistent or even conflicting laws, rules and regulations that may be enacted by legislative bodies and/or regulatory agencies in the countries in which Applied operates and with which Applied must comply; (2) disagreements or disputes between national or regional regulatory agencies related to international trade; and (3) the interpretation and application of laws, rules and regulations. If Applied is found by a court or regulatory agency not to be in compliance with applicable laws, rules or regulations, Applied’s business, financial condition and results of operations could be materially and adversely affected.

Item 7A:  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At October 30, 2005, Applied’s investment portfolio included fixed-income securities with a fair value of approximately $5.6 billion. Applied’s primary objective for investing in fixed-income securities is to preserve principal while maximizing returns and minimizing risk. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at October 30, 2005 and October 31, 2004, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $65 million and $49 million, respectively. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the Consolidated Statement of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporarily impaired.

Applied’s long-term debt bears interest at fixed rates. As such, Applied’s interest expense would increase only to the extent that Applied significantly increased the amount of variable rate obligations outstanding. Due to the short-term nature and relatively low amount of Applied’s variable rate obligations, an immediate 100 basis point increase in interest rates would not be expected to have a material effect on Applied’s near-term financial condition or results of operations.

Foreign Currency Exchange Rate Risk

Certain operations of Applied are conducted in foreign currencies, such as Japanese yen, British pound, euro and Israeli shekel. Applied enters into forward exchange and currency option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. Gains and losses on these contracts are generally recognized in the Consolidated Statements of Operations at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses did not have a material effect on Applied’s results of operations for fiscal 2003, 2004 or 2005.

Forward exchange contracts are denominated in the same currency as the underlying transactions (primarily Japanese yen, British pound, euro and Israeli shekel), and the terms of the forward exchange contracts generally match the terms of the underlying transactions. Applied’s outstanding forward exchange contracts are marked-to-market (see Note 2 of Notes to Consolidated Financial Statements), as are the majority of the related underlying transactions being hedged; therefore, the effect of exchange rate changes on forward exchange contracts is expected to be substantially offset by the effect of these changes on the underlying transactions. The effect of an immediate 10 percent change in exchange rates on forward exchange contracts and the underlying hedged transactions is not expected to be material to Applied’s near-term financial condition or results of operations. Applied’s risk with respect to currency option contracts is limited to the premium paid for the right to exercise the option. Premiums paid for options outstanding at October 30, 2005 were not material.

Item 8:  Financial Statements and Supplementary Data

The consolidated financial statements required by this Item are set forth on the pages indicated at Item 15(a).

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:  Controls and Procedures

Disclosure Controls and Procedures.  As of the end of the period covered by this report, management of Applied conducted an evaluation, under the supervision and with the participation of Applied’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Applied’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, Applied’s Chief Executive Officer and Chief Financial Officer concluded that Applied’s disclosure controls and procedures were effective as of the end of the period covered by this report in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting.  Applied’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of Applied’s Chief Executive Officer and Chief Financial Officer, management of Applied conducted an evaluation of the effectiveness of Applied’s internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, Applied’s management concluded that Applied’s internal control over financial reporting was effective as of October 30, 2005.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report, included herein, on (1) Applied’s management’s assessment of the effectiveness of Applied’s internal control over financial reporting and (2) the effectiveness of Applied’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting.  There were no changes in the internal control over financial reporting that materially affected Applied’s internal control over financial reporting during the fourth fiscal quarter of 2005.

Inherent Limitations of Disclosure Controls and Procedures and Internal Control over Financial Reporting.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Item 9B:	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors Applied Materials, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A: Controls and Procedures, that Applied Materials, Inc. maintained effective internal control over financial reporting as of October 30, 2005, based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Applied Materials, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Applied Materials, Inc. maintained effective internal control over financial reporting as of October 30, 2005, is fairly stated, in all material respects, based on criteria established in “Internal Control — Integrated Framework” issued by COSO. Also, in our opinion, Applied Materials, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 30, 2005, based on the criteria established in “Internal Control — Integrated Framework” issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Applied Materials, Inc. as of October 30, 2005 and October 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and our report dated December 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
KPMG LLP

Mountain View, California
December 14, 2005

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from Applied’s Proxy Statement to be filed with the SEC in connection with the 2006 Annual Meeting of Stockholders (the Proxy Statement).

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

Applied has adopted the Standards of Business Conduct, a code of ethics with which every person who works for Applied and every member of the Board of Directors is expected to comply. If any substantive amendments are made to the Standards of Business Conduct or any waiver is granted, including any implicit waiver, from a provision of the code to Applied’s Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, Applied will disclose the nature of such amendment or waiver on its website or in a report on Form 8-K. The above information is available on Applied’s website under the Investors Section at http://www.appliedmaterials.com/investors/index.html. This website address is intended to be an inactive, textual reference only. None of the material on this website is part of this report.

Item 11:	Executive Compensation

Information concerning executive compensation appears in the Proxy Statement, under “Executive Compensation and Related Information.” This portion of the Proxy Statement is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management appears in the Proxy Statement, under “Principal Stockholders.” This portion of the Proxy Statement is incorporated herein by reference.

The following table summarizes information with respect to options and other equity awards under Applied’s equity compensation plans as of October 30, 2005:

Equity Compensation Plan Information

	(a)		(b)	(c)
Number of Securities
	Number of			Available for Future
	Securities to be		Weighted Average	Issuance Under Equity
	Issued Upon Exercise		Exercise Price of	Compensation Plans
	of Outstanding Options,		Outstanding Options,	(Excluding Securities
	Warrants and		Warrants and	Reflected in
Plan Category	Rights (1)		Rights (2)	Column (a))
(In thousands, except prices)

Equity compensation plans approved by security holders	67,305		$19.08	137,714	(3)
Equity compensation plans not approved by security holders	132,777	(4)	$18.46	15,400	(5)

Total	200,082		$18.67	153,114

(1)	Includes only options and restricted stock units (referred to as “performance shares” under the Applied Materials, Inc. Equity Incentive Plan) outstanding under Applied’s equity compensation plans, as no stock warrants or other rights were outstanding as of October 30, 2005.

(2)	The weighted average exercise price of outstanding options, warrants and rights does not take restricted stock units into account as restricted stock units have a de minimus purchase price.

(3)	Includes 9,892 shares of Applied’s common stock reserved for future issuance under the Applied Materials, Inc. Employees’ Stock Purchase Plan.

(4)	Includes options to purchase 897 shares of Applied’s common stock assumed through various mergers and acquisitions, after giving effect to the applicable exchange ratios. These assumed options had a weighted average exercise price of $12.55 per share. No further shares are available for issuance under these assumed plans.

(5)	Includes 4,843 shares of Applied’s common stock reserved for future issuance under the Applied Materials, Inc. Stock Purchase Plan for Offshore Employees.

Applied has the following equity compensation plans that have not been approved by stockholders (share numbers shown in thousands):

2000 Global Equity Incentive Plan  The 2000 Global Equity Incentive Plan (the 2000 Plan) was adopted effective as of June 21, 2000. The 2000 Plan provides for the grant of non-qualified stock options to employees other than officers and directors. The administrator of the 2000 Plan (either the Board or a committee appointed by the Board) determines the terms and conditions of all stock options granted; provided, however, that (1) the exercise price generally may not be less than 100 percent of the fair market value (on the date of grant) of the stock covered by the option, and (2) the term of options can be no longer than 10 years (extended to up to 13 years in the event of death). A total of 147,000 shares has been authorized for issuance under the 2000 Plan, and 10,543 shares remain available for issuance as of October 30, 2005.

1998 Non-Executive Employee Retention Stock Option Plan  The 1998 Non-Executive Employee Retention Stock Option Plan (the 1998 Plan) was adopted effective as of September 2, 1998. The 1998 Plan provides for the grant of non-qualified stock options to employees who, as of October 9, 1998, were not officers. The administrator of the 1998 Plan (a committee appointed by the Board) determines the terms and conditions of all stock options granted; provided, however, that (1) the exercise price may not be less than 100 percent of the fair market value (on the date of grant) of the stock covered by the option, and (2) options generally expire no later than November 13, 2005. Vesting fully accelerates in the event of an optionee’s death. A total of 10,609 shares has been authorized for issuance under the 1998 Plan, and 14 shares remain unissued as of October 30, 2005. By the express terms of the 1998 Plan, no options may be granted after October 10, 1998 (unless applicable law of countries other than the U.S. requires grant dates to be postponed).

Stock Purchase Plan for Offshore Employees   The Stock Purchase Plan for Offshore Employees (the Offshore Plan) was adopted effective as of October 16, 1995. The Offshore Plan provides for the grant of stock options to employees (other than U.S. citizens or residents) through one or more offerings. The administrator of the Offshore Plan (the Board or a committee appointed by the Board) determines the terms and conditions of all options prior to the start of an offering, including the option exercise price, number of shares covered and when an option may be exercised. All options granted as part of an offering must be granted on the same date. A total of 12,800 shares has been authorized for issuance under the Offshore Plan, and 4,843 shares remain available for issuance as of October 30, 2005.

Item 13:  Certain Relationships and Related Transactions

The information appearing in the Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14:  Principal Accountant Fees and Services

Information concerning principal accountant fees and services and the audit committee’s preapproval policies and procedures appears in the Proxy Statement under the heading “Fees Paid to Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15:  Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

Page Number

(1) Financial Statements:
Consolidated Statements of Operations for each of the three years in the period ended October 30, 2005	39
Consolidated Balance Sheets at October 31, 2004 and October 30, 2005	40
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended October 30, 2005	41
Consolidated Statements of Cash Flows for each of the three years in the period ended October 30, 2005	42
Notes to Consolidated Financial Statements	43
Report of KPMG LLP, Independent Registered Public Accounting Firm	68
Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	69
(2) Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended October 30, 2005	76
(3) Exhibits:
The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

APPLIED MATERIALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	October 26,	October 31,	October 30,
Fiscal Year	2003	2004	2005
	(In thousands, except per share amounts)

Net sales	$4,477,291	$8,013,053	$6,991,823
Cost of products sold	2,872,836	4,311,808	3,905,949

Gross margin	1,604,455	3,701,245	3,085,874
Operating expenses:
Research, development and engineering	920,618	991,873	940,507
Marketing and selling	325,189	394,376	358,524
General and administrative	300,676	357,245	338,878
Restructuring, asset impairments and other charges	371,754	167,459	—
Litigation settlements, net	—	26,627	—

Income/(loss) from operations	(313,782)	1,763,665	1,447,965
Interest expense	46,875	52,877	37,819
Interest income	149,101	118,462	171,423

Income/(loss) before income taxes	(211,556)	1,829,250	1,581,569
Provision for/(benefit from) income taxes	(62,409)	477,947	371,669

Net income/(loss)	$(149,147)	$1,351,303	$1,209,900

Earnings/(loss) per share:
Basic	$(0.09)	$0.80	$0.74
Diluted	$(0.09)	$0.78	$0.73
Weighted average number of shares:
Basic	1,659,557	1,688,121	1,645,531
Diluted	1,659,557	1,721,645	1,657,493

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,	October 30,
	2004	2005
	(In thousands,
	except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$1,493,292	$990,342
Short-term investments	5,084,704	4,944,999
Accounts receivable, less allowance for doubtful accounts of $2,533 and $3,649 at 2004 and 2005, respectively	1,670,153	1,615,504
Inventories	1,139,368	1,034,093
Deferred income taxes	610,095	592,742
Other current assets	283,907	271,003

Total current assets	10,281,519	9,448,683
Property, plant and equipment	2,953,130	3,011,110
Less: accumulated depreciation and amortization	(1,607,602)	(1,736,086)

Net property, plant and equipment	1,345,528	1,275,024
Goodwill, net	257,321	338,982
Purchased technology and other intangible assets, net	50,291	81,093
Other assets	158,786	125,375

Total assets	$12,093,445	$11,269,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$45,864	$7,574
Accounts payable and accrued expenses	1,895,061	1,618,042
Income taxes payable	347,056	139,798

Total current liabilities	2,287,981	1,765,414
Long-term debt	410,436	407,380
Other liabilities	133,001	167,814

Total liabilities	2,831,418	2,340,608

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: $.01 par value per share; 1,000 shares authorized; no shares issued	—	—
Common stock: $.01 par value per share; 2,500,000 shares authorized; 1,680,264 and 1,606,694 shares outstanding at 2004 and 2005, respectively	16,803	16,067
Additional paid-in capital	2,070,733	721,937
Deferred stock compensation, net	(96)	—
Retained earnings	7,164,170	8,227,793
Accumulated other comprehensive income/(loss)	10,417	(37,248)

Total stockholders’ equity	9,262,027	8,928,549

Total liabilities and stockholders’ equity	$12,093,445	$11,269,157

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional	Deferred		Other
	Common Stock		Paid-In	Stock	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Income/(Loss)	Total
	(In thousands)

Balance at October 27, 2002	1,648,028	16,480	2,022,546	—	5,962,014	18,609	8,019,649
Components of comprehensive loss:
Net loss	—	—	—	—	(149,147)	—	(149,147)
Change in unrealized net gain on investments	—	—	—	—	—	(17,165)	(17,165)
Change in unrealized net gain on derivative instruments	—	—	—	—	—	(4,058)	(4,058)
Translation adjustments	—	—	—	—	—	18,997	18,997

Comprehensive loss							(151,373)
Net issuance under stock plans, including tax benefits of $124,238	44,692	447	446,509	—	—	—	446,956
Issuance of restricted stock to employees	308	3	4,279	(4,279)	—	—	3
Amortization of deferred stock compensation	—	—	—	2,736	—	—	2,736
Stock repurchases	(15,588)	(156)	(249,781)	—	—	—	(249,937)

Balance at October 26, 2003	1,677,440	16,774	2,223,553	(1,543)	5,812,867	16,383	8,068,034
Components of comprehensive income:
Net income	—	—	—	—	1,351,303	—	1,351,303
Change in unrealized net gain on investments	—	—	—	—	—	(12,657)	(12,657)
Change in unrealized net gain on derivative instruments	—	—	—	—	—	(1,283)	(1,283)
Translation adjustments	—	—	—	—	—	7,974	7,974

Comprehensive income							1,345,337
Net issuance under stock plans, including tax benefits of $100,599	40,608	407	496,802	—	—	—	497,209
Amortization of deferred stock compensation	—	—	—	1,447	—	—	1,447
Stock repurchases	(37,784)	(378)	(649,622)	—	—	—	(650,000)

Balance at October 31, 2004	1,680,264	$16,803	$2,070,733	$(96)	$7,164,170	$10,417	$9,262,027
Components of comprehensive income:
Net income	—	—	—	—	1,209,900	—	1,209,900
Change in unrealized net loss on investments	—	—	—	—	—	(33,053)	(33,053)
Change in unrealized net gain on derivative instruments	—	—	—	—	—	8,561	8,561
Change in minimum pension liability	—	—	—	—	—	(17,868)	(17,868)
Translation adjustments	—	—	—	—	—	(5,305)	(5,305)

Comprehensive income							1,162,235
Dividends	—	—	—	—	(146,277)	—	(146,277)
Net issuance under stock plans, including tax benefits of $85,361	27,638	276	351,200	—	—	—	351,476
Amortization of deferred stock compensation	—	—	—	96	—	—	96
Stock repurchases	(101,208)	(1,012)	(1,699,996)	—	—	—	(1,701,008)

Balance at October 30, 2005	1,606,694	$16,067	$721,937	$—	$8,227,793	$(37,248)	$8,928,549

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	October 26,	October 31,	October 30,
Fiscal Year	2003	2004	2005
	(In thousands)

Cash flows from operating activities:
Net income/(loss)	$(149,147)	$1,351,303	$1,209,900
Adjustments required to reconcile net income/(loss) to cash provided by operating activities:
Non-cash portion of restructuring, asset impairments and other charges	88,859	81,300	—
Depreciation and amortization	381,655	355,538	300,433
Loss on fixed asset retirements	53,321	19,039	22,553
Deferred income taxes	(208,565)	78,927	20,310
Tax benefits from equity-based compensation plans	124,238	100,599	84,294
Amortization of deferred compensation and other equity awards	2,736	1,447	151
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	144,369	(756,193)	86,959
Inventories	331,161	(187,925)	130,924
Other current assets	28,586	(53,315)	48,315
Other assets	(14,332)	(82,228)	(10,415)
Accounts payable and accrued expenses	(59,923)	586,243	(444,858)
Income taxes payable	111,624	130,554	(217,851)
Other liabilities	20,493	1,982	16,425

Cash provided by operating activities	855,075	1,627,271	1,247,140

Cash flows from investing activities:
Capital expenditures	(265,280)	(190,577)	(199,650)
Cash paid for acquisitions, net of cash acquired	(13,498)	(7,400)	(101,793)
Proceeds from sales and maturities of short-term investments	1,627,167	2,852,439	3,245,686
Purchases of short-term investments	(2,417,384)	(3,188,319)	(3,123,366)

Cash used for investing activities	(1,068,995)	(533,857)	(179,123)

Cash flows from financing activities:
Short-term debt repayments	(41,949)	(861)	(13,290)
Long-term debt repayments	(22,456)	(104,553)	(48,425)
Proceeds from common stock issuances	322,721	396,610	266,115
Common stock repurchases	(249,937)	(650,000)	(1,677,511)
Payments of dividends to stockholders	—	—	(98,040)

Cash provided by (used for) financing activities	8,379	(358,804)	(1,571,151)

Effect of exchange rate changes on cash and cash equivalents	1,206	1,282	184

Increase/(decrease) in cash and cash equivalents	(204,335)	735,892	(502,950)
Cash and cash equivalents — beginning of year	961,735	757,400	1,493,292

Cash and cash equivalents — end of year	$757,400	$1,493,292	$990,342

Supplemental cash flow information:
Cash payments/(refunds) for income taxes, net	$(119,065)	$179,489	$374,302
Cash payments for interest	$41,967	$40,255	$32,171

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation  The consolidated financial statements include the accounts of Applied Materials, Inc. and its subsidiaries (Applied or the Company) after elimination of intercompany balances and transactions. All references to a fiscal year apply to Applied’s fiscal year which ends on the last Sunday in October. Fiscal 2003 and 2005 contained 52 weeks, whereas fiscal 2004 contained 53 weeks. The first fiscal quarter of 2003 and 2005 each contained 13 weeks, whereas the first fiscal quarter of 2004 contained 14 weeks.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Reclassifications  Auction rate securities in the amount of $589 million and variable rate demand notes in the amount of $200 million have been reclassified from cash and cash equivalents to short-term investments in the October 31, 2004 consolidated balance sheet to conform to the fiscal 2005 financial statement presentation. Accordingly, the consolidated statements of cash flows for the fiscal years ended October 26, 2003, October 31, 2004 and October 30, 2005 reflect this presentation. Certain other reclassifications have been made within the Notes to the Consolidated Financial Statements to conform to the 2005 presentation.

Cash Equivalents and Short-Term Investments  All highly-liquid investments with a remaining maturity of three months or less at the time of purchase are considered to be cash equivalents. All of Applied’s short-term investments are classified as available-for-sale at the respective balance sheet dates. Investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and any temporary difference between the cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income. The specific identification method is used to determine the gains and losses on investments.

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

Intangible Assets  Goodwill and indefinite-lived assets are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year. Purchased technology and other intangible assets are presented at cost, net of accumulated amortization, and are amortized over their estimated useful lives of 2 to 10 years using the straight-line method.

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

Derivative Financial Instruments  Applied uses financial instruments, such as forward exchange and currency option contracts, to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged. The purpose of Applied’s foreign currency management is to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. All of Applied’s derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments. For derivative instruments designated and qualifying as cash flow hedges of anticipated foreign currency denominated transactions, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income/(loss) in stockholders’ equity, and is reclassified into earnings when the hedged transaction affects earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded promptly in earnings. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gain or loss on these hedges is recorded promptly in earnings to offset the changes in the fair value of the assets or liabilities being hedged. Applied does not use derivative financial instruments for trading or speculative purposes.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation  Applied measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. As the exercise price of all options granted under these plans was not below the fair market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in the Consolidated Statements of Operations for stock options.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 148 (SFAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123” and SFAS No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” Applied’s pro forma option expense is computed using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Applied’s employee stock options have characteristics significantly different from those of publicly traded options. Beginning in the first fiscal quarter of 2006, Applied will comply with SFAS No. 123R (SFAS 123R), as discussed further in Recent Accounting Pronouncements.

The following table illustrates the effect on the net income/(loss) and earnings/(loss) per share as if Applied had implemented the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to options granted under the stock-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is amortized ratably to expense over the options’ vesting periods. If Applied recognized the expense of equity programs in the consolidated statement of operations, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes.

Fiscal Year	2003	2004	2005
	(In thousands, except per share amounts)

Reported net income/(loss)	$(149,147)	$1,351,303	$1,209,900
Stock-based compensation expense, net of tax	(389,100)	(345,897)	(312,116)

Pro forma net income/(loss)	$(538,247)	$1,005,406	$897,784

Earnings/(loss) per share as reported:
Basic	$(0.09)	$0.80	$0.74
Diluted	$(0.09)	$0.78	$0.73
Pro forma earnings/(loss) per share:
Basic	$(0.32)	$0.60	$0.55
Diluted	$(0.32)	$0.58	$0.54

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $6.85 for fiscal 2003, $10.06 for fiscal 2004 and $6.46 for fiscal 2005. The weighted average estimated fair value of purchase rights granted under Applied’s employees’ stock purchase plans (ESPP) was $5.31 for fiscal 2003, $5.91 for fiscal 2004, and $5.65 for fiscal 2005. Beginning in the first fiscal quarter of 2005, the computation of the expected volatility assumption used in the Black-Scholes calculations for new grants changed from being based solely on historical volatility to being based on a combination of historical and implied volatilities. In calculating pro forma compensation, the fair value of each stock option grant and stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Stock Options			ESPP
Fiscal Year	2003	2004	2005	2003	2004	2005

Dividend yield	None	None	0.11%	None	None	0.01%
Expected volatility	67%	63%	44%	67%	67%	48%
Risk-free interest rate	2.00%	2.49%	3.45%	1.44%	1.82%	2.51%
Expected life (in years)	3.6	3.6	4.0	1.25	1.25	1.25

On August 4, 2005, the Human Resources and Compensation Committee of the Board of Directors of Applied approved the vesting acceleration of certain unvested, out-of-the-money stock options outstanding under Applied’s employee stock option plans, effective August 5, 2005. Stock options held by Applied’s five most senior executive officers, non-employee directors and consultants were not included in the vesting acceleration. Vesting was accelerated for stock options that had exercise prices greater than $17.85 per share, which was the closing price of Applied common stock on August 5, 2005. In connection with the modification of the terms of these options to accelerate their vesting, approximately $138 million was recorded as a non-cash compensation expense on a pro forma basis in accordance with SFAS 123, and this amount is included in the proforma table above for the year ended October 30, 2005. This action was taken to reduce the impact of future compensation expense that Applied would otherwise be required to recognize in future consolidated statements of operations pursuant to SFAS 123R, which is applicable to Applied beginning in the first fiscal quarter of 2006.

For additional information on Applied’s employee benefit plans, see Note 8 of Notes to Consolidated Financial Statements.

Concentrations of Credit Risk  Financial instruments that potentially subject Applied to significant concentrations of credit risk consist principally of cash equivalents, short-term investments, trade accounts receivable and derivative financial instruments used in hedging activities. Applied invests in a variety of financial instruments, such as, but not limited to, certificates of deposit, corporate and municipal bonds, and U.S. Treasury and agency securities, mortgage-backed securities, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. Applied’s customers consist of integrated circuit manufacturers located throughout the world. Applied performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. Applied maintains an allowance reserve for potentially uncollectible accounts receivable based on its assessment of the collectibility of accounts receivable. Applied regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. In addition, Applied utilizes letters of credit to mitigate credit risk when considered appropriate. Applied is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but does not expect any counterparties to fail to meet their obligations.

Earnings Per Share  Basic earnings per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and equivalents (representing the dilutive effect of stock options and restricted stock units) outstanding during the period.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of Applied’s common stock for the period, as the effect would be anti-dilutive. Options to purchase shares of common stock that were excluded from the computation were as follows:

Fiscal Year	2003*	2004	2005
	(In thousands, except prices)

Number of shares excluded	129,205	80,889	124,306
Average exercise price	$21.45	$23.15	$21.04

*	Fiscal 2003 amounts are presented for informational purposes only, as this period resulted in a net loss. As such, the basic loss per share computation was utilized.

Restricted Stock  During fiscal 2003, Applied issued 307,500 shares of restricted stock to two individuals, which consisted principally of an initial compensation package for Applied’s new President and Chief Executive Officer (CEO). On May 20, 2003, Applied issued 300,000 shares of restricted common stock at $0.01 per share to the new President and CEO. The closing market price of Applied’s common stock was $13.76 per share on May 20, 2003. One half of the shares vested on October 1, 2003, and the other half of the shares vested on October 1, 2004. Deferred compensation was charged for the difference between the market value of the restricted shares and the purchase price, and was presented as a reduction of stockholders’ equity in Applied’s Consolidated Balance Sheet. Deferred compensation was amortized as compensation expense over the vesting period. Applied recognized general and administrative expenses of approximately $2.7 million in fiscal 2003, $1.4 million in fiscal 2004 and $96,000 in fiscal 2005 in amortization expense related to restricted stock issuances.

Restricted Stock Units  During the fourth fiscal quarter of 2005, Applied issued 75,000 shares of restricted stock units (referred to as “performance shares” under the Applied Materials, Inc. Equity Incentive Plan). The closing market price of Applied’s common stock on that day was $17.47 per share. One third of the restricted stock units will vest on each of July 15, 2007, July 15, 2008 and July 15, 2009, subject to continued service to Applied on each vesting date. Compensation expense is recognized over the vesting period, and resulted in $55,000 in general and administrative expense in fiscal 2005.

Dividends  Beginning in the second fiscal quarter of 2005, Applied’s Board of Directors declared three consecutive quarterly cash dividends in the amount of $0.03 per share per declaration. The first two declared cash dividends were paid during fiscal 2005, totaling $98 million. The third quarterly cash dividend was paid on December 8, 2005, to stockholders of record on November 17, 2005 in the amount of $48 million. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154), which requires retrospective application to prior periods’ financial statements of every voluntary change in accounting principal unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors beginning in fiscal 2007. Applied does not expect the adoption of this standard to have a material effect on Applied’s financial position or results of operations.

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 provides the SEC staff position regarding the application of SFAS 123R, “Share-Based Payment.” SAB 107 contains interpretive guidance relating to the interaction between SFAS 123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. Applied is

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currently evaluating SAB 107 and will be incorporating it as part of its adoption of SFAS 123R in the first fiscal quarter of 2006.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. In April 2005, the SEC extended the compliance requirement date of SFAS 123R, with the result that this requirement will be effective for Applied beginning with the first fiscal quarter of 2006. Applied is currently evaluating the expected impact of SFAS 123R to its Consolidated Financial Statements. See Note 1 of Notes to the Consolidated Financial Statements for information related to the pro forma effect on Applied’s reported net income and net earnings per share of applying the fair value provisions of the SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (SFAS 151). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. SFAS 151 will be effective in fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on Applied’s financial position or results of operations.

In March 2004, the FASB Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance became effective for reporting periods beginning after June 15, 2004, while the disclosure requirements became effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP EITF 03-1-1). FSP EITF 03-1-1 delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-1. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain other-than-temporary Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. This statement specifically nullifies the requirements of paragraph 10-18 of EITF 03-1 and references existing other-than-temporary impairment guidance. The guidance under this FSP is effective for reporting periods beginning after December 15, 2005. Applied continued to apply relevant “other-than-temporary” guidance as provided for in FSP EITF 03-1-1 during fiscal 2005. Applied does not expect the implementation of FSP FAS 115-1 and FAS 124-1 will have a material effect on Applied’s financial position or results of operations.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2	Financial Instruments

Investments

Short-term investments by security type at October 30, 2005 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Obligations of states and political subdivisions	$1,362,456	$194	$4,720	$1,357,930
U.S. commercial paper, corporate bonds and medium-term notes	1,069,556	1,429	7,806	1,063,179
Bank certificates of deposit	63,847	—	—	63,847
U.S. Treasury and agency securities	1,671,396	134	16,339	1,655,191
Other debt securities	816,424	763	12,335	804,852

	$4,983,679	$2,520	$41,200	$4,944,999

Short-term investments by security type at October 31, 2004 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Obligations of states and political subdivisions	$1,246,496	$2,732	$1,277	$1,247,951
U.S. commercial paper, corporate bonds and medium-term notes	1,517,123	6,185	1,970	1,521,338
Bank certificates of deposit	116,933	—	—	116,933
U.S. Treasury and agency securities	1,501,897	3,609	2,771	1,502,735
Other debt securities	693,579	4,704	2,536	695,747

	$5,076,028	$17,230	$8,554	$5,084,704

Cash and cash equivalents included investments in debt and other securities of $719 million at October 31, 2004 and $608 million at October 30, 2005.

Contractual maturities of short-term investments at October 30, 2005 were as follows:

		Estimated
	Cost	Fair Value
	(In thousands)

Due in one year or less	$1,724,984	$1,719,315
Due after one through three years	1,136,017	1,123,831
Due after three years	1,297,957	1,289,056
No single maturity date*	824,721	812,797

	$4,983,679	$4,944,999

*	Securities with no single maturity date include mortgage- and asset-backed securities.

Applied manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet Applied’s current cash requirements. For fiscal 2004, gross realized gains on sales of short-term investments were $15 million, and gross realized losses were $7 million. For

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal 2005, gross realized gains on sales of short-term investments were $3 million, and gross realized losses were $8 million.

The following table provides the breakdown of the short-term investments with unrealized losses at October 30, 2005:

	In Loss Position for		In Loss Position for
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Obligations of states and political subdivisions	$536,069	$3,939	$20,028	$781	$556,097	$4,720
U.S. commercial paper, corporate bonds and medium-term notes	571,797	4,744	147,774	3,062	719,571	7,806
U.S. Treasury and agency securities	1,188,798	10,932	294,453	5,407	1,483,251	16,339
Other debt securities	537,875	7,510	176,713	4,825	714,588	12,335

	$2,834,539	$27,125	$638,968	$14,075	$3,473,507	$41,200

The gross unrealized losses related to short-term investments are primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during fiscal 2005. Applied has determined that the gross unrealized losses on its short-term investments at October 30, 2005 are temporary in nature. Applied reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and Applied’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Derivative Financial Instruments   Derivative instruments and hedging activities, including foreign currency exchange contracts, are recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, are recognized currently in earnings. All of Applied’s derivative financial instruments are recorded at their fair value in other current assets or accounts payable and accrued expenses.

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

Applied uses derivative financial instruments, such as forward exchange contracts and currency option contracts, to hedge certain forecasted foreign currency denominated transactions expected to occur within the next 12 months. Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges, and are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income in stockholders’ equity, and is reclassified into earnings when the hedged transaction affects earnings. Amounts included in accumulated other comprehensive income at October 30, 2005 will generally be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness, and are recognized in cost of products sold. The change in option and forward time value was not material for fiscal 2003, 2004 or 2005. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

general and administrative expenses. The amounts recognized due to anticipated transactions failing to occur were not material for all periods presented.

Forward exchange contracts are generally used to hedge certain foreign currency denominated assets or liabilities. These derivatives are not designated for hedge accounting treatment. Accordingly, changes in the fair value of these hedges are recorded promptly in earnings to offset the changes in the fair value of the assets or liabilities being hedged.

Derivative-related activity in accumulated other comprehensive income was as follows:

	2004	2005
	(In thousands)

Unrealized gain, net, on derivative instruments at beginning of period	$1,929	$646
Increase in fair value of derivative instruments	13,701	10,105
Gains reclassified into earnings, net	(14,984)	(1,544)

Unrealized gain, net, on derivative instruments at end of period	$646	$9,207

Fair Value of Financial Instruments  The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. At October 31, 2004, the carrying amount of long-term debt was $456 million, and the estimated fair value was $510 million. At October 30, 2005, the carrying amount of long-term debt was $415 million, and the estimated fair value was $432 million. The estimated fair value of long-term debt is based primarily on quoted market prices for the same or similar issues.

Note 3	Balance Sheet Detail

	2004	2005
	(In thousands)

Inventories
Customer service spares	$427,403	$383,003
Raw materials	179,630	136,371
Work-in-process	222,663	129,778
Finished goods*	309,672	384,941

	$1,139,368	$1,034,093

Property, Plant and Equipment, Net
Land and improvements	$277,597	$280,391
Buildings and improvements	1,371,078	1,424,922
Demonstration and manufacturing equipment	680,551	684,268
Furniture, fixtures and other equipment	530,606	535,609
Construction in progress	93,298	85,920

Gross property, plant and equipment	2,953,130	3,011,110
Accumulated depreciation	(1,607,602)	(1,736,086)

	$1,345,528	$1,275,024

Accounts Payable and Accrued Expenses
Accounts payable	$350,105	$347,559
Compensation and employee benefits	423,859	291,721
Installation and warranty	224,531	171,419

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2005
	(In thousands)

Deferred revenue	301,220	318,106
Customer deposits	125,466	50,291
Restructuring reserve	100,111	69,482
Other	369,769	369,464

	$1,895,061	$1,618,042

*	Included in finished goods inventory is $88 million at October 31, 2004 and $117 million at October 30, 2005 of newly introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria, as set forth in Note 1 of the Notes to Consolidated Financial Statements.

Goodwill, Purchased Technology and Other Intangible Assets

Details of unamortized intangible assets were as follows:

	2004			2005
		Other			Other
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
	(In thousands)

Gross carrying amount	$303,191	$—	$303,191	$384,852	$17,860	$402,712
Accumulated amortization	(45,870)	—	(45,870)	(45,870)	—	(45,870)

	$257,321	$—	$257,321	$338,982	$17,860	$356,842

Goodwill is not amortized but reviewed for impairment annually during the fourth quarter of each fiscal year. Applied conducted goodwill impairment tests in fiscal 2004 and fiscal 2005, and the results of these tests indicated that Applied’s goodwill assets were not impaired. From October 31, 2004 to October 30, 2005, the change in goodwill was $82 million, due primarily to the acquisition of all of the operating subsidiaries and businesses of Metron Technology N.V. (Metron Technology) and the assets of ATMI, Inc.’s Treatment Systems business (EcoSys). Other assets that are not subject to amortization consist primarily of a trade name associated with the Metron Technology acquisition. For additional details, see Note 13 of the Notes to the Consolidated Financial Statements.

Details of amortized intangible assets were as follows:

	2004			2005
		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total
	(In thousands)

Gross carrying amount	$331,693	$23,600	$355,293	$356,933	$37,270	$394,203
Accumulated amortization	(290,492)	(14,510)	(305,002)	(308,816)	(22,154)	(330,970)

	$41,201	$9,090	$50,291	$48,117	$15,116	$63,233

Purchased technology and other intangible assets are amortized over their estimated useful lives of 2 to 10 years using the straight-line method. From October 31, 2004 to October 30, 2005 the change in amortized intangible assets was approximately $39 million, primarily due to the acquisition associated with Metron Technology and certain assets of ATMI, Inc. and SCP Global Technology, Inc. Aggregate amortization expense was $50 million and $26 million for fiscal 2004 and 2005, respectively. As of October 30, 2005, future estimated amortization expense is

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to be $25 million for fiscal 2006, $13 million for fiscal 2007, $10 million for fiscal 2008, $8 million for fiscal 2009, $5 million for fiscal 2010, and $2 million thereafter.

Note 4	Borrowing Facilities

At October 30, 2005, Applied had credit facilities for unsecured borrowings in various currencies of up to approximately $415 million, of which $250 million was comprised of a revolving credit agreement in the United States with a group of banks that expires in September 2006. The agreement provides for borrowings at various rates, including the lead bank’s prime reference rate, and includes financial and other covenants with which Applied was in compliance at October 30, 2005. No amount was outstanding under this agreement at October 30, 2005. The remaining credit facilities of approximately $165 million are with Japanese banks at rates indexed to their prime reference rate and are denominated in Japanese yen. No amounts were outstanding under these Japanese credit facilities at October 30, 2005.

Note 5	Long-Term Debt

Long-term debt outstanding at the end of the fiscal year was as follows:

Fiscal Year	2004	2005
	(In thousands)

1.61% installment note payable to Tokyo Electron Ltd., face amount $5,400, maturing 2006 - 2008, interest payable March 17, June 17, September 17 and December 17	$—	$4,971
Japanese debt, 3.00%-4.25%, maturing 2005-2011	13,300	9,983
6.70-7.00% medium-term notes due 2005, interest payable March 15 and September 15	43,000	—
6.75% unsecured senior notes due 2007, interest payable April 15 and October 15	200,000	200,000
7.125% unsecured senior notes due 2017, interest payable April 15 and October 15	200,000	200,000

	456,300	414,954
Current portion	(45,864)	(7,574)

	$410,436	$407,380

Applied has debt agreements that contain financial and other covenants. These covenants require Applied to maintain certain minimum financial ratios. At October 30, 2005, Applied was in compliance with all covenants.

Aggregate debt maturities at October 30, 2005 were: $8 million in fiscal 2006, $202 million in fiscal 2007, $3 million in fiscal 2008, $1 million in fiscal 2009, $1 million in fiscal 2010, and $200 million thereafter.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The restructuring actions in fiscal 2003 and 2004 were taken to align Applied’s cost structure with prevailing market conditions due to the industry downturn at the time. These actions, which were necessary as a result of reduced business volume, decreased Applied’s global workforce and consolidated Applied’s global facilities.

There were no restructuring, asset impairments or other charges for fiscal 2005.

As of October 30, 2005, the majority of the fiscal 2003 and 2004 restructuring actions have been completed, and restructuring reserve balances consisted principally of remaining lease commitments associated with facilities.

Changes in restructuring reserves for fiscal 2003, 2004 and 2005 were as follows:

	Severance
	and Benefits	Facilities	Other	Total
	(In thousands)

Balance, October 27, 2002	$1,993	$32,015	$3,300	$37,308
Provision for fiscal 2003	185,733	86,105	99,916	371,754
Cash paid	(175,789)	(26,276)	(43,768)	(245,833)
Non-cash charges	—	(1,949)	(54,460)	(56,409)

Balance, October 26, 2003	11,937	89,895	4,988	106,820
Provision for fiscal 2004	6,200	65,400	95,859	167,459
Cash paid	(18,137)	(57,290)	(5,824)	(81,251)
Non-cash charges	—	—	(92,917)	(92,917)

Balance, October 31, 2004	—	98,005	2,106	100,111
Cash paid	—	(28,523)	(2,106)	(30,629)

Balance, October 30, 2005	$—	$69,482	$—	$69,482

Note 7	Stockholders’ Equity

Accumulated Other Comprehensive Income/(Loss)  See the Consolidated Statements of Stockholders’ Equity for the components of comprehensive income. Accumulated other comprehensive income/(loss) consisted of the following components:

Fiscal Year	2004	2005
	(In thousands)

Unrealized gain/(loss) on investments	$11,435	$(21,618)
Unrealized gain on derivative instruments qualifying as cash flow hedges	646	9,207
Minimum pension liability	—	(17,868)
Cumulative translation adjustments	(1,664)	(6,969)

	$10,417	$(37,248)

Stock Repurchase Program  Since March 1996, Applied has systematically repurchased shares of its common stock in the open market to partially fund its stock-based employee benefit and incentive plans. Upon the expiration of the previous authorization on March 24, 2004, the Board of Directors extended the share repurchase program and authorized the repurchase of up to $3.0 billion of Applied’s common stock in the open market over the succeeding three years. On March 22, 2005, the Board of Directors approved a new stock repurchase program for up to $4.0 billion over the next three years ending March 2008. In fiscal 2003, there were 15,588,000 shares repurchased at an average price of $16.03 per share. In fiscal 2004, there were 37,784,000 shares repurchased at an average price of $17.20 per share. In fiscal 2005, there were 101,208,000 shares repurchased at an average price of $16.80 per share.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends  During fiscal 2005, Applied’s Board of Directors declared cash dividends for three consecutive quarters beginning in the second fiscal quarter of 2005, in the amount of $0.03 per share per declaration. The first two declared cash dividends were paid during fiscal 2005, totaling $98 million. The third declared cash dividend was paid on December 8, 2005 to stockholders of record on November 17, 2005 in the amount of $48 million. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors.

Note 8	Employee Benefit Plans

Stock Options  Applied grants options to employees and non-employee directors to purchase shares of its common stock, at future dates, at the fair market value on the date of grant. Options generally vest over one to four years, and generally expire no later than seven years from the date of grant. There were 74,793,000 shares available for grant at October 26, 2003; 133,878,000 at October 31, 2004 and 138,377,000 shares available for grant at October 30, 2005. Stock option activity was as follows:

	2003		2004		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
	(In thousands, except per share amounts)

Outstanding, beginning of year	268,562	$16.00	252,035	$16.56	227,588	$17.93
Granted and assumed	52,407	$13.61	37,089	$21.21	24,186	$16.97
Exercised	(38,480)	$6.67	(35,298)	$9.85	(22,759)	$8.49
Canceled	(30,454)	$18.96	(26,238)	$20.30	(29,008)	$19.48

Outstanding, end of year	252,035	$16.56	227,588	$17.93	200,007	$18.67

Exercisable, end of year	117,491	$15.94	105,252	$18.45	135,714	$20.21

The following table summarizes information with respect to options outstanding and exercisable at October 30, 2005:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
Range of Exercise Prices	Shares	Price	Life	Shares	Price
	(In thousands)		(In years)	(In thousands)

$ 0.01 - $ 4.99	186	$2.82	1.4	186	$2.82
$ 5.00 - $ 9.99	1,714	$7.87	0.2	1,714	$7.87
$10.00 - $19.99	127,141	$16.31	3.7	64,576	$17.39
$20.00 - $29.99	64,216	$21.71	3.2	62,488	$21.68
$30.00 - $59.99	6,750	$37.32	1.6	6,750	$37.32

	200,007	$18.67	3.4	135,714	$20.21

Employees’ Stock Purchase Plan  Applied sponsors two Employees’ Stock Purchase Plans for the benefit of United States (U.S.) and international employees, respectively. The U.S. plan is qualified under Section 423 of the Internal Revenue Code. Under the ESPP substantially all employees may purchase Applied’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. Beginning in December 2002, Applied amended the ESPP to extend the offering period from 6 months to 24 months, composed of four six-month purchase periods. ESPP contributions are limited to a maximum of 10 percent of an employee’s eligible compensation, up to a

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maximum of $6,500, per six-month purchase period. ESPP participants are also limited to purchasing a maximum of 1,000 shares per purchase period. Shares issued under the ESPP were 6,212,000 for fiscal 2003, 5,308,000 for fiscal 2004 and 4,879,000 for fiscal 2005. At October 30, 2005, there were 14,735,000 shares reserved for future issuance under the ESPP.

Stock-Based Compensation  See Note 1 of Notes to Consolidated Financial Statements.

Restricted Stock  During fiscal 2003, Applied issued 307,500 shares of restricted stock to two individuals, which consisted principally of an initial compensation package for Applied’s new President and Chief Executive Officer (CEO). On May 20, 2003, Applied issued 300,000 shares of restricted common stock at $0.01 per share to the new President and CEO. The closing market price of Applied’s common stock was $13.76 per share on May 20, 2003. One half of the shares vested on October 1, 2003, and the other half of the shares vested on October 1, 2004. Deferred compensation was charged for the difference between the market value of the restricted shares and the purchase price, and was presented as a reduction of stockholders’ equity in Applied’s Consolidated Balance Sheet. Deferred compensation was amortized as compensation expense over the vesting period. Applied recognized general and administrative expenses of approximately $2.7 million in fiscal 2003, $1.4 million in fiscal 2004 and $96,000 in fiscal 2005 in amortization expense related to restricted stock issuances.

Restricted Stock Units  During the fourth fiscal quarter of 2005, Applied issued 75,000 shares of restricted stock units (referred to as “performance shares” under the Applied Materials, Inc. Equity Incentive Plan). The closing market price of Applied’s common stock on that day was $17.47 per share. One third of the restricted stock units will vest on each of July 15, 2007, July 15, 2008 and July 15, 2009, subject to continued service to Applied on each vesting date. Compensation expense is recognized over the vesting period, and resulted in $55,000 in general and administrative expense in fiscal 2005.

Employee Bonus Plans  Applied has various employee bonus plans. A profit-sharing plan provides for the distribution of a percentage of pre-tax profits to substantially all Applied employees not eligible for other performance-based incentive plans, up to a maximum percentage of compensation. Other plans award annual bonuses to Applied’s executives and key contributors based on the achievement of profitability and other specific performance criteria. Applied also has agreements with key technical employees that provide for additional compensation related to the success of new product development and achievement of specified profitability criteria. Charges to expense under these plans were not material for fiscal 2003, were $309 million for fiscal 2004 and were $138 million for fiscal 2005.

Employee Savings and Retirement Plan  The Employee Savings and Retirement Plan is qualified under Sections 401(a) and (k) of the Internal Revenue Code. Applied contributes a percentage of each participating employee’s salary deferral contributions. These matching contributions generally become 20 percent vested at the end of an employee’s second year of service with Applied, and vest 20 percent per year of service thereafter until they become fully vested at the end of six years of service. Effective January 1, 2004, each participant may elect to have the Company matching contributions invested in any of the diversified investment funds available under the plan or in Applied’s common stock. Prior to 2004, the Company matching contributions were invested in Applied’s common stock. Applied’s matching contributions under this plan were approximately $13 million, net of $12 million in forfeitures, for fiscal 2003, $17 million, net of $8 million in forfeitures, for fiscal 2004, and $25 million, net of $1 million in forfeitures, for fiscal 2005.

Defined Benefit Pension Plans of Foreign Subsidiaries  Several of Applied’s foreign subsidiaries have defined benefit pension plans covering substantially all of their eligible employees. Benefits under these plans are typically based on years of service and final average compensation levels. Applied uses August 31 as a measurement date. The plans are managed in accordance with applicable local statutes and practices. Applied deposits funds for certain of these plans with insurance companies, pension trustees, government-managed accounts, and/or accrues the expense for the unfunded portion of the benefit obligation on its consolidated financial statements. Where appropriate, the pension plans retain professional investment managers that invest plan

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets in equity securities, fixed income securities, cash and other institutional investments. Applied’s practice is to fund the various pension plans in amounts sufficient to meet the minimum requirements as established by applicable local governmental oversight and taxing authorities. Depending on the design of the plan, local custom and market circumstances, the liabilities of a plan may exceed qualified plan assets. The differences between the aggregate accumulated benefit obligations and aggregate plan assets of these plans have been recorded as liabilities by Applied and are included in accrued expenses and other liabilities in the Consolidated Balance Sheets.

A summary of the changes in benefit obligations and plan assets for fiscal 2004 and 2005 is presented below.

	2004	2005
	(In thousands, except percentages)

Change in projected benefit obligation
Beginning projected benefit obligation	$123,726	$149,868
Service cost	12,744	11,935
Interest cost	5,842	6,841
Plan participants’ contributions	716	939
Actuarial loss	3,415	27,454
Curtailments, settlements and special termination benefits	—	—
Foreign currency exchange rate changes	9,755	(3,291)
Benefits paid	(6,330)	(7,311)
Plan amendments and business combinations	—	—

Ending projected benefit obligation	$149,868	$186,435

Ending accumulated benefit obligation	$123,620	$152,564

Weighted average assumptions to determine benefit obligations
Discount rate	2.0% - 5.6%	2.0% - 6.3%
Rate of compensation increase	2.0% - 5.0%	2.0% - 5.0%
Change in plan assets
Beginning fair value of plan assets	$33,585	$42,620
Return on plan assets	2,102	8,232
Employer contributions	9,368	21,243
Plan participants’ contributions	716	939
Foreign currency exchange rate changes	3,179	(1,572)
Divestitures, settlements and business combinations	—	—
Benefits paid	(6,330)	(7,311)

Ending fair value of plan assets	$42,620	$64,151

Funded status	$(107,248)	$(122,283)
Unrecognized transition obligations	698	424
Unrecognized prior service costs	1,055	1,034
Unrecognized net actuarial loss	38,076	57,884
Employer contributions after the measurement date	—	1,360

Net amount recognized	$(67,419)	$(61,581)

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2005
	(In thousands, except percentages)

Amounts recognized in the consolidated balance sheets
Prepaid benefit cost	$166	$226
Accrued benefit cost	(68,996)	(89,595)
Intangible asset	1,411	1,212
Additional other comprehensive loss	—	26,576

Net amount recognized	$(67,419)	$(61,581)

Plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$149,868	$186,435
Fair value of plan assets	$42,620	$64,151
Plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$121,771	$149,460
Fair value of plan assets	$39,123	$59,362
Plan assets — allocation
Equity securities	53%	57%
Debt securities	33%	36%
Cash	14%	7%

Applied’s investment strategy for its defined benefit plans is to invest assets in a prudent manner, maintaining well-diversified portfolios with the long-term objective of meeting the obligations of the plans as they come due. Asset allocation decisions are typically made by plan fiduciaries with input from Applied’s pension committee. Applied’s asset allocation strategy incorporates a sufficient equity exposure in order for the plans to benefit from the expected long-term outperformance of equities relative to the plans’ liabilities. Applied retains investment managers, where appropriate, to manage the assets of the plans. Performance of investment managers is monitored by plan fiduciaries with the assistance of local investment consultants. The investment managers make investment decisions within the guidelines set forth by plan fiduciaries. Risk management practices include diversification across asset classes and investment styles, and periodic rebalancing toward target asset allocation ranges. Investment managers may use derivative instruments for efficient portfolio management purposes. Plan assets do not include any of Applied’s own equity or debt securities.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the components of net periodic pension costs and the weighted average assumptions used for net periodic pension cost and benefit obligation calculations for fiscal 2003, 2004 and 2005 is presented below.

	2003	2004	2005
	(In thousands, except percentages)

Components of net periodic pension cost
Service cost	$12,998	$12,744	$13,835
Interest cost	5,246	5,842	7,440
Expected return on plan assets	(1,986)	(2,261)	(2,727)
Amortization of transition obligation	158	163	67
Amortization of prior service costs	122	135	140
Curtailment loss to be recognized	58	—	—
Amortization of net loss	1,446	1,635	1,641

Net periodic pension cost	$18,042	$18,258	$20,396

Weighted average assumptions
Discount rate	2.0% - 6.5%	2.0% - 5.6%	2.0% - 6.3%
Expected long-term return on assets	3.0% - 7.5%	3.5% - 7.5%	3.5% - 7.5%
Rate of compensation increase	2.0% - 5.4%	2.0% - 5.0%	2.0% - 5.0%

Asset return assumptions are derived based on actuarial and statistical methodologies, from analysis of long-term historical data relevant to the country in which each plan is in effect and the investments applicable to the corresponding plan. The discount rate for each plan was derived by reference to appropriate benchmark yields on high quality corporate bonds, allowing for the approximate duration of both plan obligations and the relevant benchmark index.

Future expected benefit payments over the next ten fiscal years are: $5 million in fiscal 2006, $6 million in fiscal 2007, $6 million in fiscal 2008, $6 million in fiscal 2009, $6 million in fiscal 2010, and $39 million collectively for fiscal years 2011 through 2015. Company contributions to these plans for fiscal 2006 are expected to be approximately $21 million.

Executive Deferred Compensation Plans  Applied sponsors two unfunded deferred compensation plans, the Executive Deferred Compensation Plan (Predecessor EDCP) and the 2005 Executive Deferred Compensation Plan (2005 EDCP), under which certain employees may elect to defer a portion of their following year’s eligible earnings. The Predecessor EDCP was frozen as of December 31, 2004 such that no new deferrals could be made under the plan after that date and the plan would qualify for “grandfather” relief under Section 409A of the Internal Revenue Code. The Predecessor EDCP participant accounts continue to be maintained under the plan and credited with deemed interest. The 2005 EDCP was adopted by Applied effective as of January 1, 2005 and is intended to comply with the requirements of Code Section 409A. Amounts payable, including accrued deemed interest, totaled $81 million at October 31, 2004 and $83 million at October 30, 2005, which were included in other long-term liabilities in the Consolidated Balance Sheets.

Post-Retirement Benefits  On January 1, 1999, Applied adopted a plan that provides certain medical and vision benefits to eligible retirees who are at least age 55 and who have at least 10 years of service at their date of retirement. An eligible retiree may elect coverage for an eligible spouse or domestic partner who is not eligible for Medicare. Coverage under the plan generally ends for both the retiree and spouse or domestic partner upon becoming eligible for Medicare. This plan has not had, and is not expected to have, a material effect on Applied’s consolidated financial condition or results of operations.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9	Income Taxes

The components of income/(loss) from operations before income taxes were as follows:

Fiscal Year	2003	2004	2005
	(In thousands)

U.S.	$(345,081)	$1,474,143	$1,256,572
Foreign	133,525	355,107	324,997

	$(211,556)	$1,829,250	$1,581,569

The components of the provision for/(benefit from) income taxes were as follows:

Fiscal Year	2003	2004	2005
	(In thousands)

Current:
U.S.	$(45,765)	$273,988	$233,755
Foreign	55,204	116,351	62,824
State	8,646	8,681	16,918

	18,085	399,020	313,497

Deferred:
U.S.	(76,804)	102,886	95,899
Foreign	2,929	(29,692)	13,505
State	(6,619)	5,733	(51,232)

	(80,494)	78,927	58,172

	$(62,409)	$477,947	$371,669

A reconciliation between the statutory U.S. federal income tax rate of 35 percent and Applied’s actual effective income tax provision/(benefit) rate is as follows:

Fiscal Year	2003	2004	2005

Tax provision/(benefit) at U.S. statutory rate	(35.0)%	35.0%	35.0%
Favorable settlement from IRS examination	—	—	(7.5)
Foreign earnings repatriation under the American Jobs Creation Act of 2004	—	—	2.0
Effect of foreign operations taxed at various rates	5.8	(1.3)	(1.2)
State income taxes, net of federal benefit	0.6	0.5	0.6
Research and other tax credits	—	(0.8)	(1.2)
Export sales benefit	(4.2)	(5.7)	(5.9)
Other	3.3	(1.6)	1.7

	(29.5)%	26.1%	23.5%

The 2005 reconciling items included benefits of $118 million due to a favorable resolution of a multi-year I.R.S. tax examination and $14 million relating to a change in estimate with respect to export benefits, partially offset by a charge of $32 million relating to the distribution of foreign earnings under the American Jobs Creation Act of 2004.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows:

	2004	2005
	(In thousands)

Deferred tax assets:
Inventory reserves and basis difference	$123,704	$100,306
Installation and warranty reserves	75,284	51,913
Accrued liabilities	208,766	229,008
Restructuring reserves	42,903	28,829
Deferred revenue	74,489	118,144
Tax credit carryforwards	163,117	146,498
Deferred compensation	32,823	31,943
Intangibles	24,079	25,015

	745,165	731,656

Deferred tax liabilities:
Depreciation	(41,397)	(42,242)
Purchased technology	(9,435)	(16,926)
Other	(5,707)	(25,718)

	(56,539)	(84,886)

	$688,626	$646,770

The following table presents the breakdown between current and non-current deferred tax assets/(liabilities):

	2004	2005
	(In thousands)

Current	$610,095	$592,742
Non-current	78,531	54,028

	$688,626	$646,770

The American Jobs Creation Act of 2004 created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In the fourth fiscal quarter of 2005, Applied’s foreign subsidiaries distributed $270 million to Applied Materials, Inc. The distribution increased the provision for income taxes by $32 million and income taxes payable by $14 million. The charge resulted in a corresponding increase in additional paid-in capital as it related primarily to stock option compensation of employees working in foreign subsidiaries from which earnings were repatriated. Except for the items described previously, U.S. income taxes have not been provided for approximately $165 million of cumulative undistributed earnings of several non-U.S. subsidiaries. Applied intends to reinvest these earnings indefinitely in operations outside of the U.S.

As of October 30, 2005, Applied’s federal tax credit carryforwards for tax return purposes were $146 million. Management believes that tax credit carryforwards will be utilized in future periods. Federal tax credit carryforwards will begin to expire in 2011.

Applied’s income taxes payable have been reduced by the tax benefits associated with employee stock option transactions. These benefits, credited directly to stockholders’ equity, amounted to $101 million for fiscal 2004 and

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$85 million for fiscal 2005, with a corresponding reduction to taxes payable of $101 million in fiscal 2004 and a reduction to taxes payable of $85 million in fiscal 2005.

Applied’s federal income tax returns for fiscal years 2002 through 2004 are under Internal Revenue Service examination. Management believes that adequate amounts have been accrued for any adjustments that may ultimately result from these examinations.

Note 10	Industry Segment and Foreign Operations

Applied operates in one reportable segment for the manufacture, marketing and servicing of integrated circuit fabrication equipment. In accordance with SFAS No. 131 (SFAS 131), “Disclosures About Segments of an Enterprise and Related Information,” Applied’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. All material operating segments qualify for aggregation under SFAS 131 due to similarities in the following: customer base; economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since Applied operates in one reportable segment and in one group of similar products and services, all financial segment and product line information required by SFAS 131 can be found in the Consolidated Financial Statements.

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Net sales and long-lived assets by geographic region were as follows:

		Long-lived
	Net Sales	Assets
	(In thousands)

2003:
North America(1)	$1,179,131	$1,341,485
Taiwan	583,439	41,064
Japan	827,193	92,830
Europe	695,085	95,818
Korea	665,502	20,125
Asia-Pacific(2)	526,941	33,494

	$4,477,291	$1,624,816

2004:
North America(1)	$1,337,050	$1,172,298
Taiwan	2,006,402	21,869
Japan	1,416,639	87,784
Europe	794,026	93,543
Korea	879,333	19,300
Asia-Pacific(2)	1,579,603	30,988

	$8,013,053	$1,425,782

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Long-lived
	Net Sales	Assets
	(In thousands)

2005:
North America(1)	$1,472,020	$1,110,178
Taiwan	1,608,161	17,669
Japan	1,395,056	81,705
Europe	882,964	88,098
Korea	1,021,553	18,811
Asia-Pacific(2)	612,069	29,911

	$6,991,823	$1,346,372

(1)	Primarily the United States.

(2)	Includes China.

During fiscal 2003, two customers individually accounted for more than 10 percent of net sales: net sales to Intel Corporation represented 13 percent of Applied’s net sales; and net sales to Samsung America, Inc. represented 12 percent of Applied’s net sales. During fiscal 2004, no individual customer accounted for more than 10 percent of Applied’s net sales. During fiscal 2005, net sales to Samsung America, Inc. represented 10 percent of Applied’s net sales.

Note 11	Commitments and Contingencies

Leases

Applied leases some of its facilities and equipment under non-cancelable operating leases and has options to renew most leases, with rentals to be negotiated. Total rent expense was $134 million for fiscal 2003, $88 million for fiscal 2004, and $87 million for fiscal 2005. Future minimum lease payments at October 30, 2005 were: $74 million for fiscal 2006; $54 million for fiscal 2007; $33 million for fiscal 2008; $26 million for fiscal 2009; $19 million for fiscal 2010; and $66 million collectively for all periods thereafter.

Accounts Receivables Sales

Applied has agreements with various financial institutions to sell accounts receivable from selected customers. Applied also discounts letters of credit through various financial institutions. Under these agreements, Applied sold accounts receivable and discounted letters of credit in the amounts of $556 million for fiscal 2003, $859 million for fiscal 2004 and $158 million for fiscal 2005. Discounting fees were not material for fiscal 2003, 2004 or 2005. At October 30, 2005, $2 million of sold accounts receivable remained outstanding under these agreements. A portion of these sold accounts receivable is subject to certain recourse provisions. Applied has not experienced any losses under these recourse provisions.

Guarantees

Applied products are generally sold with a 12-month warranty period following installation. The provision for the estimated cost of warranty is recorded when revenue is recognized. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product, configuration and geographic region.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the warranty reserves were as follows:

	2004	2005
	(In thousands)

Beginning balance	$138,407	$178,918
Provisions for warranty	192,956	155,426
Consumption of reserves	(152,445)	(197,731)

Ending balance	$178,918	$136,613

As noted above, Applied’s products are generally sold with a 12-month warranty. Accordingly, current warranty provisions are related to the current year’s net sales, and warranty consumption is associated with current and prior year’s net sales.

During the ordinary course of business, Applied also provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of October 30, 2005, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $60 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Applied also has agreements with various global banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of October 30, 2005, Applied Materials Inc. has provided parent guarantees to banks for approximately $65 million to cover these services.

Legal Matters

On March 12, 2002, Linear Technology Corp. (LTC) filed a lawsuit against Applied in the Superior Court of the County of Santa Clara, California, alleging claims for breach of contract, fraud and deceit, negligent misrepresentation, suppression of fact, unfair competition, breach of warranty, express contractual indemnity, implied equitable indemnity and declaratory relief related to LTC’s assertion that Applied is obligated to indemnify and defend LTC for certain claims in an underlying patent infringement lawsuit brought by Texas Instruments, Inc. After the court dismissed many of its claims, LTC amended its complaint. LTC’s Amended Complaint, as well as its Second, Third and Fourth Amended Complaints, were dismissed by the Court in whole or in part. On July 7, 2004, LTC filed a Fifth Amended Complaint, which the Court dismissed with prejudice on October 5, 2004. On January 11, 2005, LTC filed a notice of appeal of the dismissal of its complaint. Applied believes it has meritorious defenses and intends to pursue them vigorously.

On July 31, 2001, David Scharf, an individual, filed a lawsuit against Applied alleging that Applied has infringed, has induced others to infringe and has contributed to others’ infringement of a patent concerning color synthesizing scanning electron microscope technology. Mr. Scharf seeks a preliminary and permanent injunction, a finding of willful infringement, damages (including treble damages), and costs. Applied has answered the complaint and counterclaimed for declaratory judgment of non-infringement and invalidity. On May 10, 2002, Mr. Scharf filed a request for re-examination of his patent with the Patent and Trademark Office (PTO). On June 26, 2002, the case was removed from the Court’s active docket after the parties stipulated to stay the case pending the results of that re-examination. On July 11, 2002, Applied filed its own request for re-examination of Mr. Scharf’s patent with the Patent and Trademark Office. Applied’s request for re-examination was granted on September 19, 2002. On April 23, 2004, the PTO notified Applied that it intended to issue a re-examination certificate. On June 14, 2004, Applied filed a second request for re-examination of Mr. Scharf’s patent with the PTO. The second request was denied on September 1, 2004. On October 1, 2004, Applied filed a petition for reconsideration of that denial,

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which subsequently was denied. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

On December 24, 2003, Applied filed a lawsuit against Jusung Engineering Co., Ltd. (Jusung Engineering) and Jusung Pacific Co., Ltd., (Jusung Pacific, and referred to together with Jusung Engineering as Jusung) in Tao-Yuan District Court in Taiwan, captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. (case no. 92 Tsai-chuan Tzi No. 6388). The lawsuit alleges that Jusung is infringing a patent related to chemical vapor deposition owned by Applied. In the suit, Applied seeks a provisional injunction prohibiting Jusung from importing, using, manufacturing, servicing or selling in Taiwan certain flat panel display manufacturing equipment. On December 25, 2003, the Tao-Yuan District Court ruled in favor of Applied’s request for a provisional injunction and, on January 14, 2004, the Court issued a provisional injunction order against Jusung Pacific. Jusung Pacific appealed those decisions, and the decisions were affirmed on appeal. On January 30, 2004, Jusung Pacific requested permission to post a counterbond to have the Jusung Pacific injunction lifted. Jusung Pacific’s counterbond request was granted and, on March 30, 2004, the provisional injunction order was lifted. At Applied’s request, on December 11, 2004, the District Court issued a provisional injunction order against Jusung Engineering. Jusung Engineering appealed that order, and the order was affirmed on appeal. Jusung Engineering also requested permission to post a counterbond to have the Jusung Engineering injunction lifted. Jusung Engineering’s counterbond request was granted, and, on April 25, 2005, the provisional injunction order against Jusung Engineering was lifted. Applied has appealed both counterbond decisions. On June 30, 2004, Applied filed a “main action” patent infringement complaint against Jusung in the Hsinchu District Court in Taiwan, captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. (case no. 93 Zhong Zhi No. 3). In the lawsuit, Applied seeks damages and a permanent injunction for infringement of the same patent. The decisions regarding the provisional injunction and counterbond have no effect on the separate patent infringement lawsuit filed by Applied against Jusung in the Hsinchu Court. Applied believes it has meritorious claims and intends to pursue them vigorously.

On April 10, 2004, the Taiwan Fair Trade Commission (TFTC) notified Applied’s subsidiary AKT that, pursuant to a complaint filed by Jusung, the TFTC had begun an investigation into whether AKT had violated the Taiwan Fair Trade Act. The investigation focuses on whether AKT violated the Taiwan Guidelines for the Review of Cases Involving Enterprises Issuing Warning Letters for Infringement on Copyright, Trademark and Patent Rights by allegedly notifying customers about AKT’s patent rights and the infringement of those rights by Jusung. On June 15, 2004, the TFTC notified Applied that Applied also was the subject of the investigation. By letter dated April 15, 2005, the TFTC notified Applied and AKT that there was insufficient evidence to support a claim against either company. Jusung has appealed the TFTC’s decision, and the appeal is pending. Although Applied agrees with the TFTC’s decision that there has been no violation, neither the extent nor the outcome of the appeal can be determined at this time.

Applied does not believe that the outcome of any of the above matters will have a material adverse effect on its financial condition or results of operations. From time to time, Applied receives notification from third parties, including customers and suppliers, seeking indemnification, litigation support, payment of money or other actions by Applied in connection with claims made against them. In addition, from time to time, Applied receives notification from third parties claiming that Applied may be or is infringing their intellectual property or other rights. Applied also is subject to various other legal proceedings and claims, both asserted and unasserted, that arise in the ordinary course of business. Although the outcome of these claims and proceedings cannot be predicted with certainty, Applied does not believe that any of these other existing proceedings or claims will have a material adverse effect on its consolidated financial condition or results of operations.

Note 12	Litigation Settlements, Net

Net litigation settlement expense of $27 million reported in the fiscal 2004 Consolidated Statement of Operations consisted of costs of $28 million related to the two patent litigation settlements with Varian

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Semiconductor Equipment Associates, Inc. and Novellus Systems, Inc., net of a gain of $1 million related to a legal settlement in favor of Applied.

During fiscal 2003 or 2005, there were no significant litigation settlements.

Note 13	Business Combinations

On June 28, 2005, Applied purchased certain assets of SCP Global Technology, Inc., consisting of single-wafer HF-last immersion technology and Marangoni clean/dry intellectual property, for approximately $24 million in cash. In connection with this asset purchase, Applied recorded purchased technology and other intangible assets of $20 million and other items of $4 million.

On December 16, 2004, Applied acquired the assets of ATMI, Inc.’s Treatment Systems business (EcoSys), which supported the gas abatement requirements of process equipment for integrated circuit manufacturing and other industrial applications, for approximately $16 million in cash. In connection with this acquisition, Applied recorded goodwill of $5 million, purchased technology and other intangible assets of $8 million and other items of $3 million, including liabilities assumed upon acquisition.

On December 14, 2004, Applied acquired substantially all of the operating subsidiaries and businesses of Metron Technology N.V., a provider of a wide range of outsource solutions to the integrated circuit industry, for approximately $85 million in cash. In connection with this acquisition, Applied recorded goodwill of $76 million and other intangible assets of $31 million, partially offset by other items of $22 million, primarily for net liabilities assumed upon acquisition.

On June 14, 2004, Applied acquired Torrex Equipment Corporation, a developer of a multi-wafer system that utilizes chemical vapor deposition and atomic layer deposition processes to address front-end integrated circuit manufacturing applications, for $7 million in cash. In connection with this acquisition, Applied recorded goodwill of $11 million, net of adjustments to the initial purchase price allocation, partially offset by other items of $4 million, primarily for net liabilities assumed upon acquisition. The in-process research and development expense related to this transaction was not material.

On April 18, 2003, Applied acquired Boxer Cross, Inc., a producer of in-line monitoring systems that provide customers with critical electrical measurement data for controlling integrated circuit processes, for $14 million in cash. In connection with this acquisition, Applied recorded goodwill of $18 million, net of adjustments to the initial purchase price allocation, and purchased technology of $3 million, partially offset by other items of $7 million, primarily for deferred tax assets and other liabilities. The in-process research and development expense was not material.

For all of the purchase business combinations discussed above, the results of operations prior to the acquisition dates were not material in relation to those of Applied for any of the periods presented herein. Goodwill is not amortized but is reviewed periodically for impairment and purchased technology is amortized over its useful life of 2 to 10 years. These acquisitions have not had, and are not expected to have, a material effect on Applied’s financial condition or results of operations.

Note 14	Consolidation of Variable Interest Entities

In fiscal 2001, Applied formed Applied Materials Ventures I, L.P. (the Fund), to invest in privately-held, early-stage companies engaged in developing systems, components and devices relating to nanotechnology and/or communications technology for specific applications and products. The Fund was formed as a limited partnership, with Applied as the sole limited partner and an independent party as the general partner. During the fourth quarter of fiscal 2004, Applied exercised its right to limit capital contributions to the Fund to $25 million and to terminate the partnership. As a result, under the provisions of the partnership agreement, the activities of the partnership concluded and the partnership was dissolved in March 2005. Applied’s cumulative capital contributions to the Fund

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through dissolution totaled approximately $24 million. The Fund’s assets, which primarily consisted of shares of portfolio companies, were distributed between Applied and the general partner during fiscal 2005. Applied recorded its investment in the portfolio companies as other long-term assets on its consolidated balance sheet at October 30, 2005.

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

Note 15	Subsequent Event

On November 29, 2005, Applied’s wholly-owned subsidiary, Metron Technology, Inc., announced that it has agreed to purchase all of the outstanding shares of ChemTrace Corporation and ChemTrace Precision Cleaning, Inc. (collectively ChemTrace), both privately-held companies, for an undisclosed amount, subject to certain closing conditions. ChemTrace provides customers with precision parts cleaning and materials testing solutions. The results of operations of ChemTrace are not expected to have a material effect on Applied’s fiscal 2006 financial condition or results of operations.

Note 16	Unaudited Quarterly Consolidated Financial Data

	Fiscal Quarter
	First	Second	Third	Fourth	Fiscal Year
	(In thousands, except per share amounts)

2004:
Net sales	$1,555,448	$2,018,105	$2,236,152	$2,203,348	$8,013,053
Gross margin	$676,169	$938,641	$1,059,232	$1,027,203	$3,701,245
Net income	$82,376	$373,348	$440,571	$455,008	$1,351,303
Earnings per share	$0.05	$0.22	$0.26	$0.27	$0.78
2005:
Net sales	$1,780,576	$1,861,189	$1,631,938	$1,718,120	$6,991,823
Gross margin	$790,225	$818,430	$717,089	$760,130	$3,085,874
Net income	$288,765	$304,830	$369,591	$246,714	$1,209,900
Earnings per share	$0.17	$0.18	$0.23	$0.15	$0.73

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors Applied Materials, Inc.:

We have audited the accompanying consolidated balance sheets of Applied Materials, Inc. and subsidiaries (the Company) as of October 30, 2005 and October 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of and for each of the years in the two year period ended October 30, 2005, listed at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Materials, Inc. and subsidiaries as of October 30, 2005 and October 31, 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule as of and for each of the years in the two year period ended October 30, 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Applied Materials, Inc.’s internal control over financial reporting as of October 30, 2005, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/  KPMG LLP
KPMG LLP

Mountain View, California
December 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Applied Materials, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) on page 38 present fairly, in all material respects, the results of operations and cash flows of Applied Materials, Inc. and its subsidiaries for the year ended October 26, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 38 presents fairly, in all material respects, the information set forth therein for the year ended October 26, 2003, when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule data based on our audit. We conducted our audit of these statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

San Jose, California
November 12, 2003

INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit No.		Description

3.1		Certificate of Incorporation of Applied Materials, Inc., as amended and restated through March 31, 2000, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 30, 2000 (file no. 002-45028) filed June 8, 2000.

3.2		Certificate of Designation, Preferences and Rights of the Terms of the Series A Junior Participating Preferred Stock dated as of July 9, 1999, incorporated by reference to Applied’s Form 10-Q for the quarter ended August 1, 1999 (file no. 000-06920) filed September 14, 1999.

3.3		Bylaws of Applied Materials, Inc., as amended and restated through November 28, 2001, incorporated by reference to Applied’s Form 10-K for fiscal year 2001 (file no. 002-45028) filed January 23, 2002.

4.1		Form of Indenture (including form of debt security) between Applied Materials, Inc. and Harris Trust Company of California, as Trustee, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed August 17, 1994.

4.2		Rights Agreement, dated as of July 7, 1999, between Applied Materials, Inc. and Harris Trust and Savings Bank, as Rights Agent, incorporated by reference to Applied’s Registration Statement on Form 8-A (file no. 000-06920) filed July 13, 1999.

4.3		First Amendment to Rights Agreement, dated as of November 6, 2002, between Applied Materials, Inc. and Computershare Investor Services, LLC, as Rights Agent, incorporated by reference to Applied’s Registration Statement on Form 8-A/A (file no. 000-06920) filed November 25, 2002.

10	.1*	The 1976 Management Stock Option Plan, as amended to October 5, 1993, incorporated by reference to Applied’s Form 10-K for fiscal year 1993 (file no. 000-06920) filed December 21, 1993.

10	.2*	Applied Materials, Inc. Supplemental Income Plan, as amended, including Participation Agreements with James C. Morgan, Walter Benzing, and Robert Graham, incorporated by reference to Applied’s Form 10-K for fiscal year 1981 (file no. 000-06920) filed January 22, 1982.

10	.3*	Amendment to Supplemental Income Plan, dated July 20, 1984, incorporated by reference to Applied’s Form 10-K for fiscal year 1984 (file no. 000-06920) filed January 25, 1985.

10	.4*	The Applied Materials, Inc. Employee Financial Assistance Plan, incorporated by reference to Applied’s Definitive Proxy Statement (file no. 000-06920) filed February 5, 1981.

10	.5*	Applied Materials, Inc. Supplemental Income Plan as amended to December 15, 1988, including the Participation Agreement with James C. Morgan, incorporated by reference to Applied’s Form 10-K for fiscal year 1988 (file no. 000-06920) filed January 23, 1989.

10.6		License Agreement dated January 1, 1992, between Applied Materials and Varian Associates, Inc., incorporated by reference to Applied’s Form 10-K for fiscal year 1992 (file no. 000-06920) filed December 16, 1992.

10	.7*	Amendment dated December 9, 1992 to Applied Materials, Inc. Supplemental Income Plan dated June 4, 1981 (as amended to December 15, 1988), incorporated by reference to Applied’s Form 10-K for fiscal year 1993 (file no. 000-06920) filed December 21, 1993.

10	.8*	Applied Materials, Inc. Executive Deferred Compensation Plan, as amended and restated on April 1, 1995, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 30, 1995 (file no. 000-06920) filed June 7, 1995.

10.9		Applied Materials, Inc. Medium-Term Notes, Series A Distribution Agreement, dated August 24, 1995, incorporated by reference to Applied’s Form 10-K for fiscal year 1995 (file no. 000-06920) filed January 12, 1996.

10	.10*	Amendment No. 1 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 26, 1998 (file no. 000-06920) filed September 9, 1998.

Exhibit No.		Description

10	.11*	Amendment No. 2 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 26, 1998 (file no. 000-06920) filed September 9, 1998.

10.12		Receivables Purchase Agreement dated October 22, 1998, between Applied Materials, Inc. and Deutsche Financial Services Corporation, incorporated by reference to Applied’s Form 10-K for fiscal year 1998 (file no. 000-06920) filed January 20, 1999.

10	.13*	Applied Materials, Inc. amended and restated Employees’ Stock Purchase Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2002 (file no. 000-06920) filed January 23, 2003.

10.14		Amendment dated January 26, 1999 to Receivables Purchase Agreement dated October 22, 1998, between Applied Materials, Inc. and Deutsche Financial Services Corporation, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 31, 1999 (file no. 000-06920) filed March 9, 1999.

10.15		Receivables Purchase Agreement dated January 26, 1999, between Applied Materials, Inc. and Deutsche Financial Services (UK) Limited, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 31, 1999 (file no. 000-06920) filed March 9, 1999.

10.16		Second Amendment dated April 28, 1999 to Receivables Purchase Agreement dated October 22, 1998, between Applied Materials, Inc. and Deutsche Financial Services Corporation, incorporated by reference to Applied’s Form 10-Q for the quarter ended May 2, 1999 (file no. 000-06920) filed June 15, 1999. (Confidential treatment has been granted for certain portions of the agreement.)

10.17		Amendment dated April 28, 1999 to Receivables Purchase Agreement dated January 26, 1999, between Applied Materials, Inc. and Deutsche Financial Services Corporation (UK) Limited, incorporated by reference to Applied’s Form 10-Q for the quarter ended May 2, 1999 (file no. 000-06920) filed June 15, 1999 (Confidential treatment has been granted for certain portions of the agreement.)

10	.18*	Applied Materials, Inc. Nonqualified Stock Option Agreement related to the Employee Stock Incentive Plan, as amended (formerly named the ‘Applied Materials, Inc. 1995 Equity Incentive Plan”), incorporated by reference to Applied’s Form 10-Q for the quarter ended May 2, 1999 (file no. 000-06920) filed June 15, 1999.

10.19		Form of Indemnification Agreement between Applied Materials, Inc. and Non-Employee Directors, dated June 11, 1999, incorporated by reference to Applied’s Form 10-K for fiscal year 1999 (file no. 333-88777) filed January 31, 2000.

10.20		Form of Indemnification Agreement between Applied Materials, Inc. and James C. Morgan and Dan Maydan, dated June 11, 1999, incorporated by reference to Applied’s Form 10-K for fiscal year 1999 (file no. 333-88777) filed January 31, 2000.

10.21		Form of Indemnification Agreement between Applied Materials, Inc. and certain of its officers, incorporated by reference to Applied’s Form 10-K for fiscal year 1999 (file no. 333-88777) filed January 31, 2000.

10	.22*	Applied Materials, Inc. amended and restated Senior Executive Bonus Plan, incorporated by reference to Applied’s Definitive Proxy Statement (file no. 000-06920) filed February 15, 2002.

10	.23*	Form of Applied Materials, Inc. Nonqualified Stock Option Grant Agreement for use under the Employee Stock Incentive Plan, as amended (formerly named the ‘‘Applied Materials Inc. 1995 Equity Incentive Plan”) incorporated by reference to Applied’s Form 10-Q for the quarter ended April 29, 2001 (file no. 002-45028) filed June 7, 2001.

10	.24*	Applied Materials, Inc. amended and restated Stock Purchase Plan for Offshore Employees, incorporated by reference to Applied’s S-8 (file no. 033-63847) filed October 31, 1995.

10	.25*	Applied Materials, Inc. amended and restated 1998 Non-Executive Employee Retention Stock Option Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2002 (file no. 000-06920) filed January 23, 2003.

10	.26*	Applied Materials, Inc. amended and restated 2000 Global Equity Incentive Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2002 (file no. 000-06920) filed January 23, 2003.

10	.27*	Applied Materials, Inc. Profit Sharing Scheme (Ireland), incorporated by reference to Applied’s S-8 (file no. 333-45011) filed January 27, 1998.

Exhibit No.		Description

10	.28*	Applied Materials, Inc. Stock Purchase Plan for Offshore Employees, as amended through April 16, 2002, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 27, 2003 (file no. 000-06920) filed June 11, 2003.

10	.29*	Term Sheet for employment of Michael R. Splinter, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 27, 2003 (file no. 000-06920) filed June 11, 2003.

10	.30*	Restricted Stock Agreement for Michael R. Splinter, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 27, 2003 (file no. 000-06920) filed June 11, 2003.

10.31		Program for Accounts Receivable Transfer Agreement dated April 9, 2003 between Applied Materials, Inc. and Bank of America, N.A., incorporated by reference to Applied’s Form 10-Q for the quarter ended April 27, 2003 (file no. 000-06920) filed June 11, 2003. (Confidential treatment has been granted for the redacted portion of the agreement.)

10.32		$250,000,000 364-Day Credit Agreement dated September 19, 2003 among Applied Materials, Inc., Citicorp USA, Inc., as administrative agent, and the lenders listed therein, incorporated by reference to Applied’s Form 10-K for fiscal year 2003 (file no. 000-06920) filed January 13, 2004. (Confidential treatment has been granted for the redacted portions of the agreement.)

10.33		$250,000,000 Three-Year Credit Agreement dated as of September 19, 2003 among Applied Materials, Inc., Citigroup USA, Inc., as administrative agent, and the lenders listed therein, incorporated by reference to Applied’s Form 10-K for fiscal year 2003 (file no. 000-06920) filed January 13, 2004. (Confidential treatment has been granted for the redacted portions of the agreement.)

10	.34*	Applied Materials, Inc. Employee Stock Incentive Plan, as amended (formerly named the ‘‘Applied Materials, Inc. 1995 Equity Incentive Plan”) incorporated by reference to Applied’s Definitive Proxy Statement (file no. 000-06920) filed February 17, 2004.

10.35		Amendment No. 1 to $250,000,000 364-Day Credit Agreement dated September 17, 2004 among Applied Materials, Inc., Citicorp USA, Inc., as administrative agent, and the lenders listed therein, incorporated by reference to Applied’s Form 10-K for fiscal year 2004 (file no. 000-06920) filed December 15, 2004.

10.36		Amendment No. 1 to $250,000,000 Three-Year Credit Agreement dated as of September 17, 2004 among Applied Materials, Inc., Citicorp USA, Inc., as administrative agent, and the lenders listed therein, incorporated by reference to Applied’s Form 10-K for fiscal year 2004 (file no. 000-06920) filed December 15, 2004.

10.37		Binding Memorandum of Understanding between Applied Materials, Inc. and Novellus Systems, Inc. dated September 20, 2004, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed September 24, 2004. (Confidential treatment has been granted for the redacted portions of the agreement.)

10.38		Separation Agreement between Applied Materials, Inc. and Joseph R. Bronson dated November 30, 2004, incorporated by reference to Applied’s Form 10-K for fiscal year 2004 (file no. 000-06920) filed December 15, 2004.

10	.39*	Performance Goals and Bonus Formulas for Fiscal Year 2005 under the Senior Executive Bonus Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 30, 2005 (file no. 000-06920) filed March 1, 2005.

10	.40*	Lead Independent Director Annual Retainer,incorporated by reference to Applied’s Form 10-Q for the quarter ended January 30, 2005 (file no. 000-06920) filed March 1, 2005.

10	.41*	Nonemployee Director Share Purchase Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended May 1, 2005 (file no. 000-06920) filed May 31, 2005.

10	.42*	Election form for use under Nonemployee Director Share Purchase Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended May 1, 2005 (file no. 000-06920) filed May 31, 2005.

10	.43*	Applied Materials, Inc. amended and restated Relocation Policy, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed October 31, 2005.

10	.44*	Form of Restricted Stock Agreement for use under Applied Materials, Inc.’s Employee Stock Incentive Plan, as amended.

Exhibit No.		Description

10	.45*	Form of Performance Share Agreement for use under Applied Materials, Inc.’s Employee Stock Incentive Plan, as amended.

10	.46*	Amendment No. 3 to the Applied Materials, Inc. Executive Deferred Compensation Plan.

10	.47*	Amendment No. 4 to the Applied Materials, Inc. Executive Deferred Compensation Plan.

10	.48*	Vesting Acceleration of Certain Stock Options.

12		Ratio of Earnings to Fixed Charges.

21		Subsidiaries of Applied Materials, Inc.

23.1		Consent of Independent Registered Public Accounting Firm, KPMG LLP.

23.2		Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

24		Power of Attorney.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ MICHAEL R. SPLINTER Michael R. Splinter President and Chief Executive Officer

Dated: December 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ MICHAEL R. SPLINTER Michael R. Splinter	President, Chief Executive Officer and Director (Principal Executive Officer)	December 14, 2005

/s/ NANCY H. HANDEL Nancy H. Handel	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	December 14, 2005

/s/ YVONNE WEATHERFORD Yvonne Weatherford	Corporate Vice President and Corporate Controller (Principal Accounting Officer)	December 14, 2005

Directors:

* James C. Morgan	Chairman of the Board	December 14, 2005

* Michael H. Armacost	Director	December 14, 2005

Deborah A. Coleman	Director	December 14, 2005

* Herbert M. Dwight, Jr.	Director	December 14, 2005

* Philip V. Gerdine	Director	December 14, 2005

* Thomas J. Iannotti	Director	December 14, 2005

* Charles Y.S. Liu	Director	December 14, 2005

		Title	Date

* Paul R. Low		Director	December 14, 2005

* Dan Maydan		Director	December 14, 2005

* Gerhard H. Parker		Director	December 14, 2005

* Willem P. Roelandts		Director	December 14, 2005

Representing a majority of the members of the Board of Directors

*By	/s/ MICHAEL R. SPLINTER Michael R. Splinter Attorney-in-Fact**

** By authority of the power of attorney filed herewith.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS
(In thousands)

Fiscal	Balance at	Additions —	Additions —		Balance at
Year	Beginning of Year	Charged to Income	Business Combinations	Deductions	End of Year

2003	$2,075	$—	$—	$(228)	$1,847
2004	$1,847	$686	$—	$—	$2,533
2005	$2,533	$213	$1,220	$(317)	$3,649