Form 10-Q
period 2006-01-29
APPLIED MATERIALS INC /DE
filed 2006-02-28
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 29, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☑

Number of shares outstanding of the issuer’s common stock as of January 29, 2006: 1,586,574,509

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.49
EXHIBIT 10.50
EXHIBIT 10.51
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 99.1

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	January 30,	January 29,
	2005	2006
	(Unaudited)
	(In thousands, except
	per share amounts)

Net sales	$1,780,576	$1,857,592
Cost of products sold	990,351	1,019,893

Gross margin	790,225	837,699
Operating expenses:
Research, development and engineering	241,762	272,877
Marketing and selling	77,830	100,773
General and administrative	88,423	105,263
Restructuring and asset impairments	—	214,847

Income from operations	382,210	143,939
Interest expense	9,272	8,705
Interest income	36,658	48,691

Income before income taxes	409,596	183,925
Provision for income taxes	120,831	41,145

Net income	$288,765	$142,780

Earnings per share:
Basic	$0.17	$0.09
Diluted	$0.17	$0.09
Weighted average number of shares:
Basic	1,672,671	1,598,260
Diluted	1,687,140	1,608,165

See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS*

	October 30,	January 29,
	2005	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$990,342	$1,107,299
Short-term investments	4,944,999	4,700,837
Accounts receivable, net	1,615,504	1,754,545
Inventories	1,034,093	1,023,175
Deferred income taxes	592,742	667,633
Assets held for sale	—	55,763
Other current assets	271,003	232,143

Total current assets	9,448,683	9,541,395
Property, plant and equipment	3,011,110	2,750,498
Less: accumulated depreciation and amortization	(1,736,086)	(1,667,248)

Net property, plant and equipment	1,275,024	1,083,250
Goodwill, net	338,982	347,049
Purchased technology and other intangible assets, net	81,093	80,841
Deferred income taxes and other assets	125,375	157,373

Total assets	$11,269,157	$11,209,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,574	$2,567
Accounts payable and accrued expenses	1,618,042	1,603,963
Income taxes payable	139,798	271,973

Total current liabilities	1,765,414	1,878,503
Long-term debt	407,380	407,380
Other liabilities	167,814	256,446

Total liabilities	2,340,608	2,542,329

Stockholders’ equity:
Common stock	16,067	15,866
Additional paid-in capital	721,937	371,819
Retained earnings	8,227,793	8,322,978
Accumulated other comprehensive loss	(37,248)	(43,084)

Total stockholders’ equity	8,928,549	8,667,579

Total liabilities and stockholders’ equity	$11,269,157	$11,209,908

*	Amounts as of January 29, 2006 are unaudited. Amounts as of October 30, 2005 are derived from the October 30, 2005 audited consolidated financial statements. See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	January 30,	January 29,
	2005	2006
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$288,765	$142,780
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	79,185	69,676
Loss on fixed asset retirements	4,437	2,538
Non-cash portion of restructuring and asset impairments	—	214,847
Deferred income taxes	(8,767)	(74,722)
Amortization of deferred compensation	96	—
Equity-based compensation	—	51,952
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(36,252)	(136,895)
Inventories	(34,262)	10,918
Other current assets	65,756	44,715
Other assets	2,626	(41,234)
Accounts payable and accrued expenses	(191,645)	(11,679)
Income taxes payable	58,322	132,136
Other liabilities	8,723	6,706

Cash provided by operating activities	236,984	411,738

Cash flows from investing activities:
Capital expenditures	(32,315)	(48,821)
Cash paid for acquisitions, net of cash acquired	(101,793)	(18,257)
Proceeds from sales and maturities of short-term investments	814,862	594,377
Purchases of short-term investments	(701,237)	(344,083)

Cash provided by (used for) investing activities	(20,483)	183,216

Cash flows from financing activities:
Repayments of short-term debt and credit facilities	(13,290)	(5,007)
Repayments of long-term debt	(463)	—
Proceeds from common stock issuances	47,757	88,324
Common stock repurchases	(300,000)	(522,269)
Excess tax benefits from equity-based compensation plans	—	9,187
Payment of dividends to stockholders	—	(48,236)

Cash used for financing activities	(265,996)	(478,001)

Effect of exchange rate changes on cash	(8,913)	4

Increase/(decrease) in cash and cash equivalents	(58,408)	116,957
Cash and cash equivalents — beginning of period	1,692,892	990,342

Cash and cash equivalents — end of period	$1,634,484	$1,107,299

Supplemental cash flow information:
Cash payments for /(refunds of) income taxes	$58,809	$(6,456)
Cash payments for interest	$441	$152

See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1  Basis of Presentation and Equity-Based Compensation

Basis of Presentation

In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 30, 2005 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Form 10-K for the fiscal year ended October 30, 2005 (2005 Form 10-K). Applied’s results of operations for the three months ended January 29, 2006 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (United States) requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Equity-Based Compensation

Applied has adopted stock plans that provide for the grant to employees of equity-based awards, including stock options and restricted stock units (also referred to as “performance shares” under the Applied Materials, Inc. Employee Stock Incentive Plan) of Applied common stock. In addition, certain of these plans provide for the automatic grant of stock options to non-employee directors and permit the grant of equity-based awards to consultants. Applied also has two Employee Stock Purchase Plans (ESPP) for United States and international employees, respectively, which enable employees to purchase Applied common stock.

On October 31, 2005 Applied implemented the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (SFAS 123(R)), using the modified prospective transition method. SFAS 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. Using the modified prospective transition method of adopting SFAS 132(R), Applied began recognizing compensation expense for equity-based awards granted after October 31, 2005 plus unvested awards granted prior to October 31, 2005. Under this method of implementation, no restatement of prior periods has been made.

Equity-based compensation expense and the related income tax benefit recognized under SFAS 123(R) in the consolidated condensed statements of operations for the quarter ended January 29, 2006 related to stock options, ESPP and restricted stock units were $52 million and $13 million, respectively. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The equity-based compensation expense for the quarter ended January 29, 2006 included $4 million related to restricted stock units that would have been included in Applied’s condensed consolidated statements of operations under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). As a result of adopting SFAS 123(R), Applied’s income before taxes and net income for the quarter ended January 29, 2006 were reduced by $48 million and $36 million, respectively. The implementation of SFAS 123(R) reduced basic and fully diluted earnings per share by $0.02 for the first fiscal quarter of 2006. The implementation of SFAS 123(R) did not have a significant impact on cash flows from operations during the quarter ended January 29, 2006.

Prior to October 31, 2005, Applied measured compensation expense for its employee equity-based compensation plans using the intrinsic value method under APB 25 and related interpretations. As the exercise price of all options granted under these plans was not below the fair market price of the underlying common stock on the grant

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

date, no equity-based compensation cost was recognized in the consolidated condensed statements of operations under the intrinsic value method.

Stock Options

The exercise price of each stock option equals the market price of Applied’s stock on the date of grant. Most options are scheduled to vest over four years and expire no later than seven years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Applied’s employee stock options have characteristics significantly different from those of publicly traded options. The weighted average assumptions used in the model are outlined in the following table:

Three Months Ended
January 29, 2006

Stock Options:
Dividend yield	0.65%
Expected volatility	37%
Risk-free interest rate	4.40%
Expected life (in years)	3.8

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods.

A summary of the changes in stock options outstanding under Applied’s equity-based compensation plans during the fiscal quarter ended January 29, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(In thousands, except per share amounts)

Options outstanding at October 30, 2005	200,007	$18.67	3.4	$317,162
Granted	7,107	18.52
Exercised	(6,412)	13.88
Canceled	(5,872)	18.58

Options outstanding at January 29, 2006	194,830	18.82	3.3	$279,197
Options exercisable and expected to become exercisable at January 29, 2006	189,576	18.34	3.3	$264,202
Options Exercisable at January 29, 2006	126,502	20.49	2.6	$84,204

The weighted average grant date fair value of options granted during the quarter ended January 29, 2006 was $6.01. The total intrinsic value of options exercised during the quarter ended January 29, 2006 was $30 million. The total fair value of options that vested during the quarter ended January 29, 2006 was $2 million. At January 29, 2006, Applied had $231 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 1.1 years. Cash received from stock option exercises was $88 million during the quarter ended January 29, 2006.

Employee Stock Purchase Plans

Under the ESPP, substantially all employees may purchase Applied’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the applicable

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

offering period or at the end of each applicable purchase period. No shares were issued under the ESPP during the quarter ended January 29, 2006. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

Restricted Stock Units

Restricted stock units (also referred to as performance shares) are converted into shares of Applied common stock upon vesting on a one-for-one basis. Typically, vesting of restricted stock units is subject to the employee’s continuing service to Applied. The cost of these awards is determined using the fair value of Applied’s common stock on the date of the grant, and compensation is recognized over the vesting period. Restricted stock units generally vest over four years.

A summary of the changes in restricted stock units outstanding under Applied’s equity compensation plans during the fiscal quarter ended January 29, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Grant Date	Contractual	Intrinsic
	Shares	Fair Value	Term (Years)	Value
	(In thousands, except per share amounts)

Non-vested share units at October 30, 2005	75	$17.47	3.9	$1,384
Granted	4,054	18.12		74,755
Vested	—	—		—
Canceled	(52)	18.00		(954)

Non-vested share units at January 29, 2006	4,077	18.00	3.9	75,185
Non-vested share units expected to vest at January 29, 2006	3,763	18.00	3.9	69,403

As of January 29, 2006, the Company had $59 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted average period of 1.8 years.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006

Prior to fiscal 2006, Applied followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended. The following table illustrates the effect on net income and earnings per share for the first fiscal quarter of 2005 if the fair value recognition provisions of SFAS 123, as amended, had been applied to options granted under Applied’s equity-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods. If the Company had recognized the expense of equity programs in the consolidated statement of operations, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes.

Three Months Ended
January 30, 2005
(In thousands, except
per share amounts)

Reported net income	$288,765
Equity-based compensation expense, net of tax	(50,849)

Pro forma net income	$237,916

Earnings per share as reported:
Basic	$0.17
Diluted	$0.17
Pro forma earnings per share:
Basic	$0.14
Diluted	$0.14

For purposes of the weighted average estimated fair value calculations, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Three Months Ended
January 30, 2005

Stock Options:
Dividend yield	None
Expected volatility	45%
Risk-free interest rate	3.30%
Expected life (in years)	4.0

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $6.59 for the three months ended January 30, 2005. No shares were issued under the ESPP during the three months ended January 30, 2005.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

for the period, as the effect would be anti-dilutive. Options to purchase shares of common stock that were excluded from the computation were as follows:

	Three Months Ended
	January 30,	January 29,
	2005	2006
	(In thousands, except prices)

Number of shares excluded	143,034	138,178
Average exercise price	$21.13	$20.63

Note 3  Accounts Receivable, Net

Applied has agreements with various financial institutions to sell accounts receivable from selected customers. Applied also discounts letters of credit through various financial institutions. Under these agreements, Applied sold accounts receivable and discounted letters of credit in the amounts of $46 million and $51 million for the three months ended January 30, 2005 and January 29, 2006, respectively. Discounting fees were not material for all periods presented. As of January 29, 2006, $2 million of sold accounts receivable remained outstanding under these agreements. A portion of these sold accounts receivable is subject to certain recourse provisions. As of January 29, 2006, Applied has not experienced any losses under these recourse provisions.

Note 4  Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. Components of inventories were as follows:

	October 30,	January 29,
	2005	2006
	(In thousands)

Customer service spares	$383,003	$378,357
Raw materials	136,371	160,611
Work-in-process	129,778	181,563
Finished goods	384,941	302,644

	$1,034,093	$1,023,175

Included in finished goods inventory is $117 million at October 30, 2005 and $76 million at January 29, 2006 of newly introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria, as set forth in Note 1 of the Notes to the Consolidated Financial Statements in Applied’s 2005 Form 10-K.

Note 5	Goodwill, Purchased Technology and Other Intangible Assets

Details of unamortized intangible assets were as follows:

	October 30, 2005			January 29, 2006
		Other			Other
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
	(In thousands)

Gross carrying amount	$384,852	$17,860	$402,712	$392,919	$17,860	$410,779
Accumulated amortization	(45,870)	—	(45,870)	(45,870)	—	(45,870)

	$338,982	$17,860	$356,842	$347,049	$17,860	$364,909

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

In accordance with accounting principles generally accepted in the United States, goodwill is no longer subject to amortization but is subject to annual reviews for impairment, which Applied performs during the fourth quarter of each fiscal year. Accordingly, Applied conducted goodwill impairment tests in the fourth fiscal quarter of 2005, and the results of these tests indicated that Applied’s goodwill was not impaired. Goodwill and unamortized intangible assets are also subject to review for impairment when circumstances or events occur throughout the year that indicate that the assets may be impaired. From October 30, 2005 to January 29, 2006, the change in goodwill was approximately $8 million, primarily due to the acquisition of ChemTrace Corporation and ChemTrace Precision Cleaning, Inc. (collectively, ChemTrace) completed in the first fiscal quarter of 2006 (see Note 12), offset in part by other adjustments associated with previous acquisitions. Other intangible assets that are not subject to amortization consist primarily of a trade name.

Details of amortized intangible assets were as follows:

	October 30, 2005			January 29, 2006
		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total
	(In thousands)

Gross carrying amount	$356,933	$37,270	$394,203	$360,333	$41,070	$401,403
Accumulated amortization	(308,816)	(22,154)	(330,970)	(314,157)	(24,265)	(338,422)

	$48,117	$15,116	$63,233	$46,176	$16,805	$62,981

Purchased technology and other intangible assets are amortized over their estimated useful lives of 2 to 15 years using the straight-line method. From October 30, 2005 to January 29, 2006, the change in amortized intangible assets was approximately $7 million primarily due to the acquisition of ChemTrace (see Note 12). Aggregate amortization expense was $7 million for the three months ended January 30, 2005 and January 29, 2006. As of January 29, 2006, future estimated amortization expense is expected to be $18 million for the remainder of fiscal 2006, $14 million for fiscal 2007, $11 million for fiscal 2008, $9 million for fiscal 2009, $6 million for fiscal 2010, and $5 million thereafter.

Note 6	Accounts Payable, Accrued Expenses, Guarantees and Contingencies

Components of accounts payable and accrued expenses were as follows:

	October 30,	January 29,
	2005	2006
	(In thousands)

Accounts payable	$347,559	$373,433
Compensation and employee benefits	291,721	253,665
Installation and warranty	171,419	179,583
Deferred revenue	318,106	294,294
Customer deposits	50,291	78,603
Restructuring reserve	69,482	71,392
Other	369,464	352,993

	$1,618,042	$1,603,963

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Changes in the warranty reserves during the first fiscal quarters of 2005 and 2006 were as follows:

	Three Months Ended
	January 30,	January 29,
	2005	2006
	(In thousands)

Beginning balance	$178,918	$136,613
Provisions for warranty	45,944	51,843
Consumption of reserves	(41,844)	(47,670)

Ending balance	$183,018	$140,786

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

During the ordinary course of business, Applied also provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 29, 2006, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was approximately $59 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Applied also has agreements with various global banks to facilitate subsidiary banking operations world-wide, including overdraft arrangements, bank guarantees and letters of credit. As of January 29, 2006, Applied Materials, Inc. has provided parent guarantees to banks for approximately $65 million to cover these arrangements.

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

Note 7	Restructuring and Asset Impairments

On January 24, 2006 the Board of Directors approved a plan to disinvest a portion of the Company’s real estate and facilities portfolio (the Plan). Under the Plan, during the first fiscal quarter of 2006, properties with an estimated fair value of $56 million were reported as assets held for sale and reclassified from property, plant and equipment on the consolidated condensed balance sheet. Management believes that these assets will be sold within 12 months of the date that they were classified as held for sale. The Company’s facilities in Danvers, Massachusetts; Hillsboro, Oregon; Narita, Japan; and Chunan, Korea are currently held for sale. Additionally, 26 acres of unimproved land in

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Hillsboro, Oregon is currently held for sale. The Company recorded a pre-tax asset impairment charge of $124 million during the first fiscal quarter to write down to fair value the above-mentioned facilities and land. During the first fiscal quarter of 2006, the Company also recorded a pre-tax charge in the amount of $91 million for future lease obligations that continue through fiscal 2014 related to the closure of its Hayward, California facility.

Restructuring actions were taken in fiscal 2003 and 2004 to align Applied’s cost structure with prevailing market conditions due to an industry downturn. These actions, which were necessary as a result of reduced business volume, decreased Applied’s global workforce and consolidated Applied’s global facilities. As of January 29, 2006 the majority of the fiscal 2003 and 2004 restructuring activities were completed, and restructuring reserve balances consisted principally of remaining lease commitments associated with the facilities that continue through fiscal 2009.

Changes in restructuring reserves for facilities for the three months ended January 29, 2006 were as follows:

(In thousands)

Balance, October 30, 2005	$69,482
Asset impairment and restructuring charges	92,325
Cash paid	(12,128)

Balance, January 29, 2006	149,679

Less current portion	(71,392)

Long term portion	$78,287

Note 8	Derivative Financial Instruments

Applied’s derivative financial instruments, consisting of currency forward exchange and option contracts, are recorded at fair value on the consolidated balance sheet, either in other current assets or accounts payable and accrued expenses. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment, as well as the ineffective portion of any hedges, are recognized in the consolidated results of operations. The effective portion of the gain/(loss) is reported as a component of accumulated other comprehensive income in stockholders’ equity, and is reclassified into results of operations when the hedged transaction affects income/(loss). All amounts included in accumulated other comprehensive income as of January 29, 2006 will generally be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness, and are recognized in cost of products sold or expensed. The change in option and forward time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain/(loss) on the associated financial instrument in general and administrative expenses. The amounts recognized due to the anticipated transactions failing to occur or ineffective hedges were not material for all periods presented.

Accumulated other comprehensive income related to derivative activities for the three months ended January 29, 2006 decreased by $5 million due to a net decrease in the intrinsic value of derivatives.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 9	Stockholders’ Equity

Comprehensive Income/(Loss)

Components of comprehensive income/(loss), on an after-tax basis where applicable, were as follows:

	Three Months Ended
	January 30,	January 29,
	2005	2006
	(In thousands)

Net income	$288,765	$142,780
Change in unrealized net gain/(loss) on investments	(9,177)	4,967
Change in unrealized net gain/(loss) on derivative instruments qualifying as cash flow hedges	854	(4,546)
Foreign currency translation adjustments	9,511	812
Change in minimum pension liability	—	(7,069)

Comprehensive income	$289,953	$136,944

Components of accumulated other comprehensive loss, on an after-tax basis where applicable, were as follows:

	October 30,	January 29,
	2005	2006
	(In thousands)

Unrealized loss on investments	$(21,618)	$(16,651)
Unrealized gain on derivative instruments qualifying as cash flow hedges	9,207	4,661
Minimum pension liability	(17,868)	(24,937)
Cumulative translation adjustments	(6,969)	(6,157)

	$(37,248)	$(43,084)

Stock Repurchase Program

Since March 1996, Applied has systematically repurchased shares of its common stock in the open market. The Board of Directors approved a new stock purchase program on March 22, 2005, authorizing the repurchase of up to $4.0 billion of Applied’s common stock over the succeeding three years ending March 2008. Under this authorization, Applied is continuing a systematic stock repurchase program and may also make additional stock repurchases from time to time, depending on market conditions, stock price and other factors.

During the three months ended January 29, 2006, Applied repurchased 26,531,000 shares of its common stock at an average price of $18.84 for a cash outlay of $500 million. During the three months ended January 30, 2005, Applied repurchased 17,341,000 shares of its common stock at an average price of $17.30 for a cash outlay of $300 million.

Dividends

On September 14, 2005, Applied declared a quarterly cash dividend in the amount of $0.03 per share, which was paid on December 8, 2005 to stockholders of record as of November 17, 2005, for a total of $48 million. On December 14, 2005, Applied declared a quarterly cash dividend in the amount of $0.03 per share, payable on March 9, 2006 to stockholders of record as of February 16, 2006, for a total of $48 million. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 10	Employee Benefit Plans

Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries. The components of the net periodic pension costs of these defined benefit plans for the three months ended January 30, 2005 and January 29, 2006 were as follows:

	Three Months Ended
	January 30,	January 29,
	2005	2006
	(In thousands)

Service cost	$3,481	$3,599
Interest cost	1,764	2,045
Expected return on plan assets	(690)	(1,058)
Amortization of transition obligation	14	16
Amortization of prior service costs	35	34
Amortization of net loss	386	620

Net periodic pension cost	$4,990	$5,256

Note 11	Borrowing Facilities

Applied has credit facilities for unsecured borrowings in various currencies of up to approximately $415 million, of which $250 million is comprised of a revolving credit agreement in the United States with a group of banks that expires in September 2006. The agreement provides for borrowings at various rates, including the lead bank’s prime reference rate, and includes financial and other covenants with which Applied was in compliance at October 30, 2005 and January 29, 2006. No amounts were outstanding under this agreement at October 30, 2005 or at January 29, 2006. The remaining credit facilities of approximately $165 million are with Japanese banks at rates indexed to their prime reference rate and are denominated in Japanese yen. No amounts were outstanding under these Japanese credit facilities at October 30, 2005 or at January 29, 2006.

Note 12	Business Combinations

On December 23, 2005, Applied acquired all of the outstanding shares of ChemTrace Corporation and ChemTrace Precision Cleaning, Inc. (collectively, ChemTrace) for approximately $22 million in cash, net of cash acquired, of which $18 million was paid upon closing. ChemTrace provides customers with precision parts cleaning and materials testing solutions. In connection with this acquisition, Applied recorded goodwill of $13 million and other intangible assets of $7 million.

On June 28, 2005, Applied purchased certain assets of SCP Global Technology, Inc. consisting of single wafer HF-last immersion technology and Marangoni clean/dry intellectual property, for approximately $24 million in cash. In connection with this asset purchase, Applied recorded purchased technology and other intangible assets of $20 million and other items of $4 million.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

and other intangible assets of $31 million, partially offset by other items of $22 million, primarily for net liabilities assumed upon acquisition.

For the acquisitions discussed above, the results of operations of the acquired businesses prior to the acquisition dates were not material in relation to those of Applied for any of the periods presented herein. The in-process research and development expenses related to these transactions were not material. Goodwill is not amortized but is reviewed periodically for impairment, and purchased technology is amortized over its useful life of 2 to 15 years. Completed acquisitions have not had, and are not expected to have, a material effect on Applied’s consolidated financial condition or results of operations.

Note 13	Consolidation of Variable Interest Entities

In fiscal 2001, Applied formed Applied Materials Ventures I, L.P. (the Fund) to invest in privately-held, early-stage companies engaged in developing systems, components and devices relating to nanotechnology and/or communications technology for specific applications and products. The Fund was formed as a limited partnership, with Applied as the sole limited partner and an independent party as the general partner. The Fund was included in Applied’s consolidated financial statements beginning in the first quarter of fiscal 2004. During the fourth quarter of fiscal 2004, Applied exercised its right to limit its capital contributions to the Fund to $25 million and to elect to terminate the partnership. As a result, under the provisions of the partnership agreement, the activities of the partnership concluded and it was dissolved in March 2005. Applied’s cumulative capital contributions to the Fund totaled approximately $24 million.

The Fund’s assets, which primarily consisted of shares of portfolio companies, were distributed between Applied and the general partner in fiscal 2005. Applied recorded its investment in the portfolio companies as other long-term assets on its consolidated balance sheet. The consolidation and dissolution of the Fund did not have a material impact on Applied’s consolidated financial condition or results of operations for the periods presented.

Note 14	Income Taxes

The tax rate for the first fiscal quarter of 2006 was 22.4 percent. The first quarter tax rate includes the tax impact of the restructuring and asset impairment charge (see Note 7). Applied’s effective income tax provision rate was 29.5 percent for the comparable fiscal quarter of 2005. The effective tax rate is highly dependent on the geographic composition of worldwide earnings, tax regulations for each region, non-tax deductible expenses incurred in connection with acquisitions and availability of tax credits. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly.

Note 15	Recent Accounting Pronouncements

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154), which requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors beginning in fiscal 2007. Applied does not expect the implementation of this standard to have a material effect on Applied’s financial position or results of operations.

In March 2004, the FASB Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance became effective for reporting periods beginning after June 15, 2004, while the disclosure requirements became effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 ‘The Meaning of Other-Than-Temporary

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Impairment and Its Application to Certain Investments’” (FSP EITF 03-1-1). FSP EITF 03-1-1 delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Other-Than-Temporary Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. This statement specifically nullifies the requirements of paragraphs 10-18 of EITF 03-1 and references existing other-than-temporary impairment guidance. The guidance under this FSP is effective for reporting periods beginning after December 15, 2005. Applied continued to apply relevant “other-than-temporary” guidance as provided for in FSP EITF 03-1-1 during fiscal 2005 and the first fiscal quarter of 2006. Applied does not expect the implementation of FSP FAS 115-1 and FAS 124-1 will have a material effect on Applied’s financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements in this Quarterly Report on Form 10-Q, including those made by management of Applied Materials, Inc. and its subsidiaries (Applied or the Company), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Applied’s future financial results, operating results, business strategies, cash deployment strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations and growth opportunities; and semiconductor industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “growth,” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in Part II, Item 1A, Risk Factors. Other risks and uncertainties are disclosed in Applied’s prior SEC filings, including its 2005 Form 10-K. These and many other factors could affect Applied’s future financial operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this report or elsewhere by Applied or on its behalf. Applied undertakes no obligation to revise or update any forward-looking statements.

Overview

Applied develops, manufactures, markets and services integrated circuit fabrication equipment, providing nanomanufacturing technologytm solutions for the global semiconductor and semiconductor-related industry. Product development and manufacturing activities primarily occur in North America, the United Kingdom and Israel. Applied has a broad range of equipment and service products that are highly technical and, as a result, are sold through a direct sales force. Customer demand for spare parts and services is fulfilled through a global spare parts distribution system and trained service engineers are located around the world in close proximity to customer sites.

As a supplier to this industry, Applied’s results are primarily driven by worldwide demand for integrated circuits, which in turn depends on end-user demand for electronic products. The industry in which Applied operates is volatile, and Applied’s operating results have reflected this volatility.

The following table presents certain significant measurements for the three months ended January 30, 2005 and January 29, 2006:

	Three Months Ended
	January 30,	January 29,
	2005	2006	% Change
	(In millions, except per share amounts and percentages)

New orders	$1,675	$2,041	22%
Net sales	$1,781	$1,858	4%
Gross margin	$790	$838	6%
Gross margin percent	44.4%	45.1%	2%
Net income	$289	$143	(51)%
Earnings per share	$0.17	$0.09	(48)%

Operating results for fiscal 2005 reflected a challenging environment as Applied’s customers decreased fab utilization globally and reduced or delayed capacity additions as a result of excess inventories and slowing demand for integrated circuits. During this period, Applied focused on lowering costs, improving efficiencies, reducing cycle time, and bringing new products to market. Applied also generated strong cash flow and returned value to stockholders by repurchasing stock and paying cash dividends. During the fourth quarter of fiscal 2005, customer demand started to increase.

Customer demand continued to improve in the first fiscal quarter of 2006, resulting in higher orders and revenues. During this period, Applied’s customers increased both high-volume production and leading-edge 65nm and 45nm chip development. The results also reflected Applied’s continued focus on cost controls. Operating performance was offset in part by restructuring and asset impairment charges associated with the real estate and facilities disinvestment (see Note 7 of Notes to Consolidated Condensed Financial Statements).

Applied’s long-term opportunities depend in part on successful execution of its growth strategy, including increasing market share in existing markets, expanding into related markets, and cultivating new markets and business models. These opportunities are also subject to risks, including: (1) global economic conditions; (2) advanced technology and/or capacity requirements of integrated circuit manufacturers and their capital investment trends; (3) the profitability of integrated circuit manufacturers; (4) supply and demand for integrated circuits; (5) Applied’s investment in research, development and engineering (RD&E); and (6) the relative competitiveness of Applied’s equipment and service products. For these and other reasons set forth in Part II, Item 1A, Risk Factors, Applied’s prior consolidated results of operations may not necessarily be indicative of future operating results.

Results of Operations

Applied received new orders of $2.0 billion for the first fiscal quarter of 2006, compared to $1.7 billion for the fourth fiscal quarter of 2005 and $1.7 billion for the first fiscal quarter of 2005. New orders for the first fiscal quarter of 2006 increased by 21 percent from the preceding quarter and increased by 22 percent from the first fiscal quarter of 2005. The increase in new orders from the previous quarter was broad-based, occurring in all regions except Taiwan and Japan, and in virtually all products, and was primarily attributable to increased demand for systems and annual service and parts contract renewals.

New orders by region for the past two consecutive quarters were as follows:

	Three Months Ended
	October 30,		January 29,
	2005		2006
	($)	(%)	($)	(%)
	(Dollars in millions)

Taiwan	533	31	490	24
North America*	389	23	461	22
Korea	135	8	368	18
Europe	229	14	301	15
Japan	284	17	266	13
Southeast Asia and China	123	7	155	8

Total	1,693	100	2,041	100

*	Primarily the United States.

Applied’s backlog for the most recent three fiscal quarters was as follows: $2.7 billion at January 29, 2006, $2.6 billion at October 30, 2005 and $2.6 billion at July 31, 2005. Backlog consists only of orders for which written authorizations have been accepted, shipment dates within 12 months have been assigned and revenue has not been recognized. Due to the potential for customer changes in delivery schedules or cancellation of orders, Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods.

Demand for integrated circuit manufacturing equipment has historically been volatile as a result of sudden changes in integrated circuit supply and demand and other factors, including rapid technological advances in the integrated circuit fabrication process. As a result of these conditions, there were fluctuations in Applied’s net sales throughout fiscal year 2005. During fiscal 2005, net sales increased from $1.8 billion in the first fiscal quarter to $1.9 billion in the second fiscal quarter, decreased to $1.6 billion in the third fiscal quarter, and increased to $1.7 billion in the fourth fiscal quarter. Net sales in the first fiscal quarter of 2006 increased to $1.9 billion due to broad-based customer demand resulting from rising fab utilization and investments in advanced technology.

Net sales by region for the first fiscal quarters of 2005 and 2006 were as follows:

	Three Months Ended
	January 30,		January 29,
	2005		2006
	($)	(%)	($)	(%)
	(Dollars in millions)

Taiwan	305	17	405	22
Korea	337	19	399	22
North America*	399	22	391	21
Japan	330	19	300	16
Europe	236	13	228	12
Southeast Asia and China	174	10	135	7

Total	1,781	100	1,858	100

*	Primarily the United States.

Gross margin percentage was 45.1 percent for the first fiscal quarter of 2006, compared to 44.2 percent for the fourth fiscal quarter of 2005 and 44.4 percent for the first fiscal quarter of 2005. Gross margin during the first fiscal quarter of 2006 included $9 million of equity-based compensation expense. The increase in the gross margin percentage for the first fiscal quarter of 2006 from that of the previous quarter and from the first fiscal quarter of 2005 was principally attributable to the combination of improved revenue levels, product mix, decreased product cost and increased manufacturing volume, offset in part by equity-based compensation expenses.

Operating expenses included expenses related to RD&E, marketing and selling (M&S), and general and administrative (G&A). Expenses related to RD&E, M&S and G&A were $479 million for the first fiscal quarter of 2006, compared to $409 million for the fourth fiscal quarter of 2005 and $408 million for the first fiscal quarter of 2005. Higher total operating expenses during the first fiscal quarter of 2006 were principally attributable to an increase in variable compensation and equity-based compensation expenses totaling $43 million, partially offset by savings resulting from the Company’s continued focus on controlling its overall cost structure.

During the first fiscal quarter of 2006, the Board of Directors approved a real estate and facilities disinvestment plan (the Plan), under which the Company recorded asset impairment charges and restructuring charges totaling $215 million. No impairment or restructuring charges were incurred during the first fiscal quarter of 2005. The impairment and restructuring charges relate to the write down of the Company’s Danvers, Massachusetts; Hillsboro, Oregon; Narita, Japan; and Chunan, Korea facilities and unimproved land in Hillsboro, Oregon, which are currently held for sale, and future lease obligations related to the closure of its Hayward, California facility (see Note 7 of Notes to Consolidated Condensed Financial Statements).

Net interest income was $40 million and $27 million for the three months ended January 29, 2006 and January 30, 2005, respectively. Higher net interest income during the first fiscal quarter of 2006 was primarily due to higher average portfolio yields, as well as a decrease in interest expenses reflecting repayment of scheduled debt maturities in September 2005.

The tax rate for the first fiscal quarter of 2006 was 22.4 percent. The first quarter tax rate includes the tax impact of the restructuring and asset impairment charges related to the Plan (see Note 7 of Notes to Consolidated Condensed Financial Statements). Applied’s effective income tax provision rate was 29.5 percent for the comparable fiscal quarter of 2005. The effective tax rate is highly dependent on the geographic composition of worldwide earnings, tax regulations for each region, non-tax deductible expenses incurred in connection with acquisitions and availability of tax credits. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly.

Financial Condition, Liquidity and Capital Resources

During the first fiscal quarter of 2006, cash, cash equivalents and short-term investments decreased by $127 million, from $5.9 billion as of October 30, 2005 to $5.8 billion as of January 29, 2006.

Applied generated $412 million of cash from operating activities for the three months ended January 29, 2006. The primary sources of operating cash flow for the three months ended January 29, 2006 were (1) net income, adjusted to exclude the effect of non-cash charges including depreciation, amortization, asset impairments, restructuring and equity-based compensation; and (2) reductions in other current assets and inventories and increases in income taxes payable, which were partially offset by increases in accounts receivable and other assets and decreases in accrued expenses. Applied sold certain accounts receivable and discounted certain letters of credit totaling $51 million for the three months ended January 29, 2006. The sales of these accounts receivable increase cash and reduce accounts receivable and days sales outstanding. Days sales outstanding for the first fiscal quarter of 2006 remained at 86 days, unchanged from the fourth fiscal quarter of 2005. Availability and usage of these accounts receivable sale programs depend on many factors, including the willingness of financial institutions to purchase accounts receivable and the cost of such arrangements. For further details regarding accounts receivable sales, see Note 3 of Notes to Consolidated Condensed Financial Statements.

Applied generated $183 million of cash from investing activities during the three months ended January 29, 2006. Proceeds from sales and maturities of short-term investments, net of purchases of short-term investments, totaled $250 million. Capital expenditures totaling $49 million included $18 million to purchase three buildings at the Company’s headquarters site in Santa Clara, California that the Company had previously leased. Applied also acquired ChemTrace for approximately $22 million in cash, net of cash acquired, of which $18 million was paid upon closing, as discussed in Note 12 of Notes to Consolidated Condensed Financial Statements.

Applied used $478 million of cash for financing activities during the three months ended January 29, 2006, consisting of $522 million of common stock repurchases, $48 million for cash dividends, and $5 million for repayment of short-term debt. Common stock repurchases during the first fiscal quarter of 2006 were approximately $500 million as compared to approximately $450 million during the fourth fiscal quarter of 2005. Cash paid for common stock repurchases in the first fiscal quarter of 2006 included $22 million of settlements of purchases from the previous quarter. Applied generated cash of $88 million during the three months ended January 29, 2006 from the issuance of common stock under equity plans.

On December 14, 2005, Applied declared a quarterly cash dividend in the amount of $0.03 per share, payable on March 9, 2006 to stockholders of record as of February 16, 2006, for a total of $48 million. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. Applied bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as Applied’s operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in the section below entitled “Risk Factors.” Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that Applied’s consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America, and provide a meaningful presentation of Applied’s financial condition and results of operations.

During the first fiscal quarter of 2006, Applied implemented the following new critical accounting policy.

Equity-Based Compensation — Employee Stock Plans and Employee Stock Purchase Plans: Beginning on October 31, 2005, Applied began accounting for stock options and ESPP shares under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments” (SFAS 123(R)), which requires the recognition of the fair value of equity-based compensation. The fair value of stock options and ESPP shares was estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and Applied has elected to use the straight-line method. Applied makes quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies which require recognition in the consolidated condensed statements of operations. Prior to the implementation of SFAS 123(R), Applied accounted for stock options and ESPP shares under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and made pro forma footnote disclosures as required by SFAS No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, “Accounting For Stock-Based Compensation.” Pro forma net income and pro forma net income per share disclosed in the footnotes to the consolidated condensed financial statements were estimated using a Black-Scholes option valuation model. The fair value of restricted stock units was calculated based upon the fair market value of Applied’s common stock at the date of grant.

For further information about other critical accounting policies, see the discussion of critical accounting policies in Applied’s 2005 Form 10-K for the fiscal year ended October 30, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $5.2 billion at January 29, 2006. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at January 29, 2006, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $65 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated condensed statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporarily impaired.

Certain operations of Applied are conducted in foreign currencies. Applied enters into currency forward exchange and option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. Gains and losses on these contracts are generally recognized in income at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on currency forward exchange and option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses were not material for the three months ended January 30, 2005 and January 29, 2006.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (Exchange Act), Applied management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of Applied’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Applied’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), Applied management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Applied’s internal control over financial reporting to determine whether any changes occurred during the fiscal quarter have materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting. Based on that evaluation, there has been no such change during the fiscal quarter.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

David Scharf

On July 31, 2001, David Scharf, an individual, filed a lawsuit against Applied in the United States District Court for the Central District of California, captioned David Scharf v. Applied Materials, Inc. (case no. 01-06580 AHM). The lawsuit alleges that Applied has infringed, has induced others to infringe and has contributed to others’ infringement of a patent concerning color synthesizing scanning electron microscope technology. Mr. Scharf seeks a preliminary and permanent injunction, a finding of willful infringement, damages (including treble damages), and costs. Applied has answered the complaint and counterclaimed for declaratory judgment of non-infringement and invalidity. On May 10, 2002, Mr. Scharf filed a request for re-examination of his patent with the Patent and Trademark Office (PTO). On June 26, 2002, the case was removed from the Court’s active docket after the parties stipulated to stay the case pending the results of that re-examination. On July 11, 2002, Applied filed its own request for re-examination of Mr. Scharf’s patent with the PTO. Applied’s request for re-examination was granted on September 19, 2002. On April 23, 2004, the PTO notified Applied that it intended to issue a re-examination certificate. On June 14, 2004, Applied filed a second request for re-examination of Mr. Scharf’s patent with the PTO. The second request was denied on September 1, 2004. On October 1, 2004, Applied filed a petition for reconsideration of that denial, which subsequently was denied. The lawsuit was returned to the active docket of the District Court for the Central District of California in January 2006. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

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

Jusung

On December 24, 2003, Applied filed a lawsuit against Jusung Engineering Co., Ltd. (Jusung Engineering) and Jusung Pacific Co., Ltd. (Jusung Pacific, referred to together with Jusung Engineering as Jusung) in Tao-Yuan District Court in Taiwan captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. (case no. 92 Tsai-chuan Tzi No. 6388). The lawsuit alleges that Jusung is infringing a patent related to chemical vapor deposition owned by Applied. In the suit, Applied seeks a provisional injunction prohibiting Jusung from importing, using, manufacturing, servicing or selling in Taiwan certain flat panel display manufacturing equipment. On December 25, 2003, the Tao-Yuan District Court ruled in favor of Applied’s request for a provisional injunction and, on January 14, 2004, the Court issued a provisional injunction order against Jusung Pacific. Jusung Pacific appealed those decisions, and the decisions were affirmed on appeal. On January 30, 2004, Jusung Pacific requested permission to post a counterbond to have the Jusung Pacific injunction lifted. Jusung Pacific’s counterbond request was granted and, on March 30, 2004, the provisional injunction order was lifted. At Applied’s request, on December 11, 2004, the District Court issued a provisional injunction order against Jusung Engineering. Jusung Engineering appealed that order, and the order was affirmed on appeal. Jusung Engineering also requested permission to post a counterbond to have the Jusung Engineering injunction lifted. Jusung Engineering’s counterbond request was granted, and, on April 25, 2005, the provisional injunction order against Jusung Engineering was lifted. Applied has appealed both counterbond decisions. On June 30, 2004, Applied filed a “main action” patent infringement complaint against Jusung in the Hsinchu District Court in Taiwan captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. (case no. 93 Zhong Zhi No. 3). In the suit, Applied seeks damages and a permanent injunction for infringement of the same patent. The decisions regarding the provisionalinjunction and counterbond had no effect on the separate patent infringement lawsuit filed by Applied against Jusung in the Hsinchu Court. Applied believes it has meritorious claims and intends to pursue them vigorously.

Taiwan Fair Trade Commission

On April 10, 2004, the Taiwan Fair Trade Commission (TFTC) notified Applied’s subsidiary AKT in Taiwan that, pursuant to a complaint filed by Jusung, the TFTC had begun an investigation into whether AKT violated the Taiwan Fair Trade Act. The investigation focused on whether AKT violated the Taiwan Guidelines for the Review of Cases Involving Enterprises Issuing Warning Letters for Infringement on Copyright, Trademark and Patent Rights by allegedly notifying customers about AKT’s patent rights and the infringement of those rights by Jusung. On June 15, 2004, the TFTC notified Applied that Applied also was the subject of the investigation. By letter dated April 15, 2005, the TFTC notified Applied and AKT that there was insufficient evidence to support a claim against either company. Jusung appealed the TFTC’s decision, and the appeals court affirmed the decision of TFTC in favor of Applied on February 7, 2006.

Silicon Services Consortium, et al.

On January 19, 2006, five companies that sell refurbished Applied tools (Silicon Services Consortium Inc., Semiconductor Support Services Co., OEM Surplus, Inc., Precision Technician Inc., and Semiconductor Equipment Specialist Inc.) filed a lawsuit against Applied Materials in federal court in Austin, Texas (case no. A06CA051 LY), claiming that a policy that Applied announced in January 2005 of limiting the sale of certain parts to them constituted an unlawful attempt to monopolize the refurbishment business, an interference with existing contracts, and an interference with prospective business relationships. The suit seeks injunctive relief, damages, costs and attorneys’ fees. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

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

Item 1A.	Risk Factors

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

Applied must effectively manage its resources and production capacity to meet changing demand. During periods of increasing demand, Applied must have sufficient manufacturing capacity and inventory to meet customer demand and must be able to attract, retain and motivate a sufficient number of qualified individuals and effectively manage its supply chain. During periods of decreasing demand for integrated circuit manufacturing equipment, Applied must be able to appropriately align its cost structure with prevailing market conditions, effectively motivate and retain key employees, and effectively manage its supply chain. If Applied is not able to timely and appropriately align its cost structure with business conditions and/or to effectively manage its resources and production capacity, including its supply chain, during changes in demand, Applied’s business, financial condition or results of operations may be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes in the industry.

The industry is characterized by ongoing changes, including: (1) changes in customers’ capacity requirements, capacity utilization and capital spending, which depend in part on the demand for customers’ products and customers’ inventory levels relative to demand; (2) the importance of reducing the cost of system ownership, due in part to the increasing significance of consumer electronics as a driver for integrated circuit demand and the related focus on lower prices; (3) varying levels of business information technology spending; (4) increasingly complex technology requirements, including a significant rise in the number and importance of new materials; (5) the growing types and varieties of integrated circuits and expanding number of applications across multiple substrate sizes, resulting in customers’ divergent technical demands and different rates of spending on capital equipment; (6) customers’ varying adoption rates of new technology; (7) a rising percentage of business from customers in Asia and the emergence of customers, competitors and suppliers in new geographical regions; (8) demand for shorter cycle times for the development, manufacture and installation of integrated circuit manufacturing equipment; (9) the heightened importance to customers of system reliability and productivity and the effect on demand for systems as a result of their increasing productivity and reliability; (10) differing rates of market growth for, and capital investments by, various device makers such as memory (including NAND flash and DRAM), logic and foundry; (11) customers’ increasing use of partnerships, alliances, joint ventures and industry consortia that has increased the influence of key integrated circuit manufacturers in technology decisions made by their global partners; (12) higher capital requirements for new integrated circuit fabrication plants; (13) the increasing difficulty for customers to move from product design to volume manufacturing; (14) the challenge to customers of moving volume manufacturing from one technology node to the next smaller technology node; (15) the rate of growth in the industry; (16) the increasing importance of the availability of spare parts to assure maximum system uptime; (17) concern among governmental agencies regarding possible national commercial and/or security issues posed by the growing manufacturing business in Asia; (18) the need to effectively manage a growing number of existing and new products in more varied competitive environments; and (19) the increasing importance of operating flexibility to enable different responses to different markets, customers and applications. These changes, individually or in combination, are increasing the need for customer partnering, use of foundries, collaborative research and development efforts, and/or process integration support. Certain of these changes also heighten the importance of spare parts and service product offerings as a competitive advantage for integrated circuit equipment manufacturers, even though service products typically result in lower gross margins than system products. In response to these ongoing changes, Applied must regularly reassess the size, capability and location of its global infrastructure and timely make appropriate changes in its real estate and facilities portfolio. If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the industry, its business, financial condition and results of operations could be materially and adversely affected.

Applied must adapt its business and product offerings to respond to competition and rapid technological changes in the industry.

As Applied operates in a highly competitive environment, its future success heavily depends on effective development, commercialization and customer acceptance of its new equipment, service and related products. In addition, Applied must successfully execute its growth strategy, including increasing market share in existing markets, expanding into related markets, and cultivating new markets and new business models, while constantly improving its operational performance. Applied’s success is subject to many risks, including but not limited to its ability to timely and cost-effectively: (1) develop and market new products and price products appropriately; (2) improve existing products and increase market share in its existing markets; (3) expand into or develop related and new markets for its nanomanufacturing technology; (4) appropriately allocate RD&E funding; (5) achieve market acceptance of, and accurately forecast demand and meet production schedules for, its products; (6) achieve cost efficiencies across product offerings; (7) adapt to technology changes in related markets, such as lithography; (8) develop, market and price similar products for use by customers in different applications that have different technical requirements; (9) adapt to changes in value offered by companies in different parts of the supply chain; (10) qualify products for volume manufacturing with its customers; and (11) successfully implement improvements in its manufacturing processes. The development, introduction and support of an increasingly broad set of products, including those enabling the transition to smaller device feature sizes and incorporation of new materials, have grown increasingly complex and expensive over time. Furthermore, new or improved products may involve higher costs and reduced efficiencies compared to Applied’s more established products and could adversely affect Applied’s gross margins. In addition, Applied must successfully implement changes in its design engineering methodology, including changes that result in: significant decreases in material costs and cycle time; greater commonality of platforms and types of parts used in different systems; and effective product life cycle management. If Applied does not successfully manage these challenges, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to the risks of operating a global business.

In the first fiscal quarter of 2006, approximately 80 percent of Applied’s net sales were to regions outside the United States. Certain manufacturing facilities and suppliers of Applied are also located outside the United States. Managing Applied’s global operations presents challenges, including but not limited to those arising from: (1) varying regional and geopolitical business conditions and demands; (2) global trade issues; (3) variations in protection of intellectual property and other legal rights in different countries; (4) rising raw material and energy costs; (5) variations in the ability to develop relationships with suppliers and other local businesses; (6) changes in laws and regulations of the United States (including export restrictions) and other countries, as well as their interpretation and application; (7) fluctuations in interest rates and currency exchange rates; (8) the need to provide sufficient levels of technical support in different locations; (9) political instability, natural disasters (such as earthquakes, hurricanes or floods), pandemics, terrorism or acts of war where Applied has operations, suppliers or sales; (10) cultural differences; (11) special government-supported efforts to promote local integrated circuit manufacturing equipment companies; and (12) shipping delays. Many of these challenges are present in China, which is experiencing significant growth of suppliers and prospective competitors to Applied and which Applied believes presents a large potential market for integrated circuit equipment and opportunity for growth over the long term. These challenges, as well as global uncertainties with respect to: (1) economic growth rates in various countries; (2) consumer confidence; (3) the sustainability, timing, rate and amount of demand for electronics products and integrated circuits; (4) capital spending by integrated circuit manufacturers; and (5) price trends for certain integrated circuit devices, may materially and adversely affect Applied’s business, financial condition and results of operations.

Manufacturing interruptions or delays could affect Applied’s ability to meet customer demand, while the failure to estimate customer demand accurately could result in excess or obsolete inventory.

Applied’s business depends on its ability to supply equipment, services and related products that meet the rapidly changing requirements of its customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers. Some key parts may be subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers in developing regions, including China. In addition, Applied has implemented several key operational initiatives, including an integrate-to-order manufacturing strategy that pushes system customization to later in the manufacturing process and the transition to a single-vendor enterprise resource planning (ERP) software system to perform various functions, such as order management and manufacturing control. Significant interruptions of manufacturing operations or the delivery of services as a result of (1) the failure or inability of suppliers to timely deliver quality parts; (2) volatility in the availability and cost of materials; (3) difficulties or delays in obtaining required export approvals; (4) information technology or infrastructure failures; (5) difficulties related to planning and implementing a new ERP system; (6) natural disasters (such as earthquakes, hurricanes or floods); or (7) other causes (such as regional economic downturns, pandemics, political instability, terrorism or acts of war), could result in delayed deliveries, manufacturing inefficiencies, increased costs or order cancellations. Moreover, if actual demand for Applied’s products is different than expected, Applied may purchase more/fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. Any or all of these factors could materially and adversely affect Applied’s business, financial condition and results of operations.

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

Applied’s success and competitiveness depend in large part on its ability to attract, retain and motivate key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, changes in Applied’s management or leadership, the effectiveness of Applied’s compensation programs, including its equity-based programs, and competitors’ hiring practices. In addition, Applied began recording a charge to earnings for stock options and ESPP shares in its first fiscal quarter of 2006. This requirement reduces the attractiveness of certain equity-based compensation programs as the expense associated with the grants decreases Applied’s profitability. Applied has made adjustments to its broad-based equity compensation programs, such as granting restricted stock units beginning in the first fiscal quarter of 2006 and reducing the number of stock option grants. These changes, as well as other changes in compensation practices or employee benefit programs, may reduce the effectiveness of compensation programs. If Applied does not successfully attract, retain and motivate key employees as a result of these or other factors, Applied’s ability to capitalize on its opportunities and its operating results and may be materially and adversely affected.

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

Applied is exposed to risks associated with acquisitions and strategic investments.

Applied has made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary or aligned products, services and/or technologies. Acquisitions involve numerous risks, including but not limited to: (1) diversion of management’s attention from other operational matters; (2) inability to complete acquisitions as anticipated or at all; (3) inability to realize synergies expected to result from an acquisition; (4) failure to commercialize purchased technologies; (5) ineffectiveness of an acquired company’s internal controls; (6) impairment of acquired intangible assets as a result of technological advancements or worse-than-expected performance of the acquired company or its product offerings; (7) unknown, underestimated and/or undisclosed commitments or liabilities; (8) failure to integrate and retain key employees; and (9) ineffective integration of operations. Applied also makes strategic investments in other companies, which may decline in value and/or not meet desired objectives. Mergers and acquisitions and strategic investments are inherently subject to significant risks, and the inability to effectively manage these risks could materially and adversely affect Applied’s business, financial condition and results of operations.

Applied is exposed to risks associated with expanded service product offerings.

In order to improve customers’ manufacturing productivity and efficiency and as part of its growth strategy, Applied is expanding its service product offerings for both Applied and non-Applied products. These new service products, which include on-site support as well as supply chain and spare parts management, are offered in part through strategic relationships and alliances formed with, or acquisitions of, other suppliers to the semiconductor and semiconductor-related industry. In order to develop this market opportunity, Applied must cultivate new business models, form and maintain strategic relationships with appropriate companies, achieve customer acceptance, and successfully and cost-effectively provide these service products. Applied’s inability to achieve any of the foregoing could have a material adverse effect on its business, financial condition and results of operations.

Applied is exposed to various risks related to legal proceedings or claims and protection of intellectual property rights.

Applied from time to time is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, product performance, product liability, unfair competition, employment and other matters. In addition, Applied on occasion receives notification from customers who believe that Applied owes them indemnification or other obligations related to claims made against customers by third parties. These legal proceedings and claims, whether with or without merit, may be time-consuming and expensive to prosecute or defend and also divert management’s attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings or claims. Applied previously entered into a mutual covenant-not-to-sue arrangement with one of its competitors to decrease the risk of patent infringement lawsuits in the future. There can be no assurance that the intended results of this arrangement will be achieved or that Applied will be able to adequately protect its intellectual property rights with the restrictions associated with such a covenant. In addition, Applied’s success depends in part on the protection of its intellectual property and other rights. Infringement of Applied’s rights by a third party, such as the unauthorized manufacture or sale of equipment or spare parts, could result in uncompensated lost market and revenue opportunities for Applied. Applied’s intellectual property rights may not provide significant competitiveadvantages if they are circumvented, invalidated, rendered obsolete by the rapid pace of technological change, or if Applied does not adequately assert these rights. Furthermore, the laws and practices of other countries, including China, Taiwan and Korea, permit the protection and enforcement of Applied’s rights to varying extents, which may not be sufficient to protect Applied’s rights. If Applied is not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend its position, Applied’s business, financial condition and results of operations could be materially and adversely affected.

Changes in tax rates or tax liabilities could affect future results.

As a global company, Applied is subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Applied’s future tax rates could be affected by various factors, including changes in the (1) applicable tax laws; (2) composition of earnings in countries with differing tax rates; or (3) valuation of Applied’s deferred tax assets and liabilities. In addition, Applied is subject to regular examination of its income tax returns by the Internal Revenue Service and other tax authorities. Applied regularly assesses the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. Although Applied believes its tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in Applied’s historical income tax provisions and accruals, which could materially and adversely affect Applied’s results of operations.

Applied is subject to risks of non-compliance with environmental and safety regulations.

Applied is subject to environmental and safety regulations in connection with its global business operations, including but not limited to regulations related to the development, manufacture and use of its products, the operation of its facilities, and the use of its real property. Failure or inability to comply with existing or future environmental and safety regulations could result in significant remediation liabilities, the imposition of fines and/or the suspension or termination of development, manufacture or use of certain of its products, or may affect the operation of its facilities or use of its real property, each of which could have a material adverse effect on Applied’s business, financial condition and results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Applied must include in its annual report on Form 10-K a report of management on the effectiveness of Applied’s internal control over financial reporting and an attestation by Applied’s independent registered public accounting firm to the adequacy of management’s assessment of Applied’s internal control. Ongoing compliance with these requirements is complex, costly and time-consuming. If (1) Applied fails to maintain effective internal control over financial reporting; (2) Applied’s management does not timely assess the adequacy of such internal control; or (3) Applied’s independent registered public accounting firm does not timely attest to the evaluation, Applied could be subject to regulatory sanctions and the public’s perception of Applied may decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of January 29, 2006 with respect to the shares of common stock repurchased by Applied during the first quarter of fiscal 2006:

				Maximum Dollar
			Total Number of	Value of Shares that
		Average	Shares Purchased as	may yet be
	Total Number of	Price Paid	Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Plans*	the Plans*
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)

Month #1
(October 31, 2005 to November 27, 2005)	1,736	$17.75	1,736	$2,805
Month #2
(November 28, 2005 to December 25, 2005)	14,637	$18.67	14,637	$2,532
Month #3
(December 26, 2005 to January 29, 2006)	10,158	$19.27	10,158	$2,336

Total	26,531	$18.84	26,531

*	On March 22, 2005, the Board of Directors approved the current stock repurchase program and authorized the repurchase of up to $4.0 billion of Applied’s common stock over the next three years, ending March 2008.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit
No	Description

10.49	Adjustments to Senior Executive Officer Salaries

10.50	Compensation of Non-Employee Directors

10.51	Performance Goals and Bonus Formula for Fiscal Year 2006 under the Senior Executive Bonus Plan

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Ratio of Earnings to Fixed Charges

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ Nancy H. Handel
Nancy H. Handel
Senior Vice President and
Chief Financial Officer

February 28, 2006

By:	/s/ Yvonne Weatherford
Yvonne Weatherford
Corporate Vice President and
Corporate Controller

February 28, 2006

EXHIBIT INDEX

Exhibit
No	Description

10.49	Adjustments to Senior Executive Officer Salaries

10.50	Compensation of Non-Employee Directors

10.51	Performance Goals and Bonus Formula for Fiscal Year 2006 under the Senior Executive Bonus Plan

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Ratio of Earnings to Fixed Charges