Form 10-Q
period 2006-04-30
APPLIED MATERIALS INC /DE
filed 2006-05-30
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-6920

Applied Materials, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-1655526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3050 Bowers Avenue, P.O. Box 58039 Santa Clara, California	95052-8039 (Zip Code)
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

Number of shares outstanding of the issuer’s common stock as of April 30, 2006: 1,563,791,354

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
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
EXHIBIT 18.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 99.1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	May 1,	April 30,	May 1,	April 30,
	2005	2006	2005	2006
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$1,861,189	$2,247,686	$3,641,765	$4,105,278
Cost of products sold	1,042,759	1,203,061	2,033,110	2,222,954

Gross margin	818,430	1,044,625	1,608,655	1,882,324
Operating expenses:
Research, development and engineering	225,589	275,883	467,351	548,760
Marketing and selling	92,448	97,706	170,278	198,479
General and administrative	88,875	111,543	177,298	216,806
Restructuring and asset impairments	—	(1,578)	—	213,269

Income from operations	411,518	561,071	793,728	705,010
Interest expense	9,815	9,235	19,087	17,940
Interest income	40,449	48,630	77,107	97,321

Income before income taxes	442,152	600,466	851,748	784,391
Provision for income taxes	137,322	187,652	258,153	228,797

Net income	$304,830	$412,814	$593,595	$555,594

Earnings per share:
Basic	$0.18	$0.26	$0.36	$0.35
Diluted	$0.18	$0.26	$0.35	$0.35
Weighted average number of shares:
Basic	1,660,584	1,576,548	1,666,627	1,585,577
Diluted	1,671,822	1,586,404	1,679,443	1,596,247

See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS*

	October 30,	April 30,
	2005	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$990,342	$1,376,680
Short-term investments	2,342,952	1,952,097
Accounts receivable, net	1,615,504	1,948,873
Inventories	1,034,093	1,083,372
Deferred income taxes	581,183	648,858
Assets held for sale	—	55,763
Other current assets	271,003	269,980

Total current assets	6,835,077	7,335,623
Long-term investments	2,651,927	2,500,972
Property, plant and equipment	3,011,110	2,722,384
Less: accumulated depreciation and amortization	(1,736,086)	(1,681,891)

Net property, plant and equipment	1,275,024	1,040,493
Goodwill, net	338,982	347,677
Purchased technology and other intangible assets, net	81,093	75,169
Deferred income taxes and other assets	87,054	151,822

Total assets	$11,269,157	$11,451,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,574	$2,542
Accounts payable and accrued expenses	1,618,042	1,894,239
Income taxes payable	139,798	290,748

Total current liabilities	1,765,414	2,187,529
Long-term debt	407,380	406,905
Other liabilities	167,814	238,652

Total liabilities	2,340,608	2,833,086

Stockholders’ equity:
Common stock	16,067	15,638
Additional paid-in capital	721,937	10,135
Retained earnings	8,227,793	8,657,575
Accumulated other comprehensive loss	(37,248)	(64,678)

Total stockholders’ equity	8,928,549	8,618,670

Total liabilities and stockholders’ equity	$11,269,157	$11,451,756

*	Amounts as of April 30, 2006 are unaudited. Amounts as of October 30, 2005 are derived from the October 30, 2005 audited consolidated financial statements.

See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	May 1,	April 30,
	2005	2006
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$593,595	$555,594
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	153,793	135,514
Loss on fixed asset retirements	10,810	16,277
Non-cash portion of restructuring and asset impairments	—	213,269
Deferred income taxes	(83,142)	(109,207)
Excess tax benefit from equity-based compensation plans	—	(18,699)
Amortization of deferred compensation	96	—
Equity-based compensation	—	107,032
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	109,130	(331,223)
Inventories	82,904	(49,279)
Other current assets	55,628	3,470
Other assets	(28,498)	(14,766)
Accounts payable and accrued expenses	(197,851)	248,188
Income taxes payable	724	169,610
Other liabilities	6,443	(11,088)

Cash provided by operating activities	703,632	914,692

Cash flows from investing activities:
Capital expenditures	(77,730)	(80,552)
Cash paid for acquisitions, net of cash acquired	(101,793)	(19,893)
Proceeds from sales and maturities of investments	1,647,680	1,139,313
Purchases of investments	(1,316,129)	(624,178)

Cash provided by investing activities	152,028	414,690

Cash flows from financing activities:
Repayments of short-term debt and credit facilities	(13,290)	(5,437)
Repayments of long-term debt	(2,611)	—
Proceeds from common stock issuances	130,358	161,820
Common stock repurchases	(800,000)	(1,022,269)
Excess tax benefit from equity-based compensation plans	—	18,699
Payments of dividends to stockholders	—	(95,861)

Cash used for financing activities	(685,543)	(943,048)

Effect of exchange rate changes on cash	340	4

Increase in cash and cash equivalents	170,457	386,338
Cash and cash equivalents — beginning of period	1,493,292	990,342

Cash and cash equivalents — end of period	$1,663,749	$1,376,680

Supplemental cash flow information:
Cash payments for income taxes, net	$277,146	$188,461
Cash payments for interest	$16,361	$14,169

See accompanying notes to consolidated condensed financial statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1	Basis of Presentation and Equity-Based Compensation

Basis of Presentation

In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 30, 2005 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Form 10-K for the fiscal year ended October 30, 2005 (2005 Form 10-K). Applied’s results of operations for the three and six months ended April 30, 2006 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (United States) requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Reclassifications

The accompanying consolidated condensed financial statements for fiscal 2005 contain certain reclassifications to conform to the fiscal 2006 presentation. These consist of reclassification to long-term investments of $2.6 billion of certain fixed-income securities, excluding auction rate securities and variable rate demand notes, previously reported in short-term investments in fiscal 2005. The reclassifications resulted from a change in accounting for fixed-income investments based on contractual maturity dates. In connection with this reclassification, short-term deferred taxes have been reclassified to long-term deferred taxes. In addition, $50 million of long-term equity securities, previously reported in other long-term assets, are also now included in long-term investments. There have been no changes in Applied’s investment policies or practices associated with this change in accounting method. (See Note 2.)

Equity-Based Compensation

Applied has adopted stock plans that provide for the grant to employees of equity-based awards, including stock options and restricted stock units (referred to as “performance shares” under the Applied Materials, Inc. Employee Stock Incentive Plan) of Applied common stock. In addition, certain of these plans provide for the automatic grant of stock options to non-employee directors and permit the grant of equity-based awards to consultants. Applied also has two Employee Stock Purchase Plans (ESPP) for United States and international employees, respectively, which enable employees to purchase Applied common stock.

On October 31, 2005, Applied implemented the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (SFAS 123(R)), using the modified prospective transition method. SFAS 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. Using the modified prospective transition method of adopting SFAS 123(R), Applied began recognizing compensation expense for equity-based awards granted after October 30, 2005, plus unvested awards granted prior to October 31, 2005. As provided under this method of implementation, prior periods have not been restated.

Total equity-based compensation expense recognized in the Consolidated Condensed Statements of Operations consists of charges associated with stock options, ESPP and restricted stock units. Equity-based compensation expense and the related income tax benefit for the three months ended April 30, 2006 were $55 million (or $0.03 per diluted share) and $14 million, respectively. During the first six months of fiscal 2006, Applied recognized total equity-based compensation expense of $107 million (or $0.05 per diluted share) and a tax benefit of

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

$27 million. The estimated fair value of Applied’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The equity-based compensation expense for the three and six months ended April 30, 2006 included $6 million and $10 million, respectively, related to restricted stock units that would have been included in Applied’s Condensed Consolidated Statements of Operations under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).

The expense related to restricted stock units is therefore excluded from the impact of the implementation of SFAS 123(R) for the three and six months ended April 30, 2006. As a result of adopting SFAS 123(R), Applied’s income before taxes and net income for the three months ended April 30, 2006 and were reduced by $49 million and $37 million, respectively and Applied’s income before taxes and net income for the six months ended April 30, 2006 were reduced by $97 million and $73 million, respectively.

The implementation of SFAS 123(R) reduced basic and fully diluted earnings per share by $0.02 for the three months ended April 30, 2006 and reduced basic and fully diluted earnings per share by $0.05 for the six months ended April 30, 2006.

Prior to October 31, 2005, Applied measured compensation expense for its employee equity-based compensation plans using the intrinsic value method under APB 25 and related interpretations. As the exercise price of all options granted under these plans was not below the fair market price of the underlying common stock on the grant date, no equity-based compensation cost for stock options was recognized in the Consolidated Condensed Statements of Operations under the intrinsic value method.

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

	Three Months Ended	Six Months Ended
	April 30, 2006	April 30, 2006

Stock Options:
Dividend yield	0.71%	0.65%
Expected volatility	37%	37%
Risk-free interest rate	4.6%	4.4%
Expected life (in years)	3.8	3.8

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, Applied annually reviews historical employee exercise behavior of option grants with similar vesting periods.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in stock options outstanding under Applied’s equity-based compensation plans during the six months ended April 30, 2006 is presented below:

		Weighted Average	Weighted Average	Aggregate
		Exercise	Remaining Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
		(In thousands, except per share amounts)

Options outstanding at October 30, 2005	200,007	$18.67	3.4	$317,162
Granted	7,767	18.53
Exercised	(9,170)	14.42
Canceled	(9,694)	19.05

Options outstanding at April 30, 2006	188,910	18.85	3.1	$268,883
Options exercisable and expected to become exercisable at April 30, 2006	186,280	18.86	3.1	$224,474
Options exercisable at April 30, 2006	121,679	20.55	2.4	$77,636

The weighted average grant date fair value of options granted during the three and six months ended April 30, 2006 was $6.09 and $6.01, respectively. The total intrinsic value of options exercised during the three and six months ended April 30, 2006 was $8 million and $38 million, respectively. The total fair value of options that vested during the three and six months ended April 30, 2006 was $2 million and $4 million, respectively. At April 30, 2006, Applied had $192 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 1.1 years. Cash received from stock option exercises was $44 million and $132 million during the three and six months ended April 30, 2006, respectively.

Employee Stock Purchase Plans

Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. The number of shares issued under the ESPP during the second fiscal quarter ended April 30, 2006 was 1,992,000. Based on the Black-Scholes option pricing model, the weighted average estimated fair value of purchase rights under the ESPP was $5.31 and $5.36 for the three months and six months ended April 30, 2006, respectively. Compensation expense is calculated using the fair value of the employee’s purchase rights per the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Three Months Ended	Six Months Ended
	April 30, 2006	April 30, 2006

ESPP:
Dividend yield	0.05%	0.04%
Expected volatility	32%	32%
Risk-free interest rate	3.23%	3.17%
Expected life (in years)	1.25	1.25

Restricted Stock Units

Restricted stock units (also referred to as performance shares) are converted into shares of Applied common stock upon vesting on a one-for-one basis. Typically, vesting of restricted stock units is subject to the employee’s continuing service to Applied. The compensation expense related to these awards was determined using the fair

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

value of Applied’s common stock on the date of the grant, and compensation is recognized over the vesting period. Restricted stock units generally vest over four years.

A summary of the changes in restricted stock units outstanding under Applied’s equity compensation plans during the six months ended April 30, 2006 is presented below:

			Weighted Average
		Weighted Average	Remaining	Aggregate
		Grant Date	Contractual Term	Intrinsic
	Shares	Fair Value	(Years)	Value
	(In thousands, except per share amounts)

Non-vested restricted stock units at October 30, 2005.	75	$17.47	3.9	$1,384
Granted	4,646	18.17
Vested	—	—
Canceled	(157)	18.05

Non-vested restricted stock units at April 30, 2006	4,564	18.17	3.3	$84,258
Non-vested restricted stock units expected to vest at April 30, 2006	3,931	18.16	3.3	$70,561

At April 30, 2006, Applied had $62 million total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted average period of 1.7 years.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006

Prior to fiscal 2006, Applied followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended. The following table illustrates the effect on net income and earnings per share for the three and six months ended May 1, 2005 if the fair value recognition provisions of SFAS 123, as amended, had been applied to options granted under Applied’s equity-based compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods. If Applied had recognized the expense of equity programs in the consolidated statement of operations, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes.

	Three Months Ended	Six Months Ended
	May 1, 2005	May 1, 2005
	(In thousands, except per share amounts)

Reported net income	$304,830	$593,595
Equity-based compensation expense, net of tax	(60,309)	(111,158)

Pro forma net income	$244,521	$482,437

Earnings per share as reported:
Basic	$0.18	$0.36
Diluted	$0.18	$0.35
Pro forma earnings per share:
Basic	$0.15	$0.29
Diluted	$0.15	$0.29

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

For purposes of the weighted average estimated fair value calculations, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended	Six Months Ended
	May 1, 2005	May 1, 2005

Stock Options:
Dividend yield	0.15%	0.01%
Expected volatility	42%	45%
Risk-free interest rate	3.8%	3.32%
Expected life (in years)	4.0	4.0
ESPP:
Dividend yield	None	None
Expected volatility	52%	57%
Risk-free interest rate	2.39%	2.18%
Expected life (in years)	1.25	1.25

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $6.20 and $6.57 for the three and six months ended May 1, 2005, respectively. The weighted average estimated fair value of purchase rights under the ESPP was $5.67 and $5.76, respectively, for the three and six months ended May 1, 2005.

Note 2	Financial Instruments

Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality, and Applied’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Generally, the contractual terms of the investments do not permit settlement at prices less than the amortized cost of the investments. Applied has determined that the gross unrealized losses on its investments at April 30, 2006 are temporary in nature. The gross unrealized losses related to investments are primarily due to a decrease in the fair value of fixed-rate debt securities as a result of increases in interest rates. Accordingly, Applied does not consider the investments to be other-than-temporarily impaired at April 30, 2006 as it has the ability and intent to hold the investments for a period of time which may be sufficient for anticipated recovery in market value.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table provides the gross unrealized losses and the fair value of Applied’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at April 30, 2006.

	In Loss Position for		In Loss Position for
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Obligations of state and political subdivisions	$596,511	$6,431	$30,595	$909	$627,106	$7,340
U.S. commercial paper, corporate bonds and medium-term notes	463,253	5,253	125,608	2,981	588,861	8,234
U.S. Treasury and agency securities	926,116	11,841	382,450	6,009	1,308,566	17,850
Other debt securities	547,952	8,836	193,126	5,802	741,078	14,638

Total	$2,533,832	$32,361	$731,779	$15,701	$3,265,611	$48,062

As of April 30, 2006, Applied changed its accounting method for certain fixed-income investments which resulted in the reclassification of these investments from current assets to long-term investments. As a result, prior period balances have been reclassified to conform to the current period’s presentation. This accounting method is based on the contractual maturity dates of fixed-income securities as current or long-term, while the prior classification was based on the nature of the securities and the availability for use in current operations. Applied believes this method is preferable as it is more reflective of Applied’s assessment of the timing of when such securities will be converted to cash. Accordingly, certain fixed-income investments of $2.6 billion have been reclassified from short-term investments to long-term investments in the October 30, 2005 Consolidated Condensed Balance Sheet to conform to the fiscal 2006 financial statement presentation. In connection with this reclassification, short-term deferred taxes have been reclassified to long-term deferred taxes. There have been no changes in Applied’s investment policies or practices associated with this change in accounting method.

In addition, $50 million of long-term equity securities previously reported in other long-term assets have been reclassified to long-term investments in the October 30, 2005 Consolidated Condensed Balance Sheet to conform to the fiscal 2006 financial statement presentation.

Applied continues to classify auction rate securities and variable rate demand notes as current assets, notwithstanding the underlying contractual term of such investments, due to the highly liquid nature of these investments which enables them to be readily convertible to cash.

Applied’s derivative financial instruments, consisting of currency forward and option contracts, are recorded at fair value on the consolidated balance sheet, either in other current assets or accounts payable and accrued expenses. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment, as well as the ineffective portion of any hedges, are recognized in the Consolidated Condensed Statement of Operations. The effective portion of the gain/(loss) on cash flow hedges is reported as a component of accumulated other comprehensive income in stockholders’ equity, and is reclassified into results of operations when the hedged transaction affects income/(loss). The majority of the deferred gain/(loss) included in accumulated other comprehensive income as of April 30, 2006 will be reclassified into earnings within 12 months. Changes in the fair value of currency forward and

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

option contracts due to changes in time value are excluded from the assessment of effectiveness, and are recognized in cost of products sold or expensed. The change in option and forward time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain/(loss) on the associated financial instrument in general and administrative expenses. The amounts recognized due to the anticipated transactions failing to occur or ineffective hedges were not material for all periods presented.

Accumulated other comprehensive income related to derivative activities for the three months and six months ended April 30, 2006 decreased by $3 million and $8 million, respectively, due to a net decrease in the intrinsic value of derivatives.

Note 3	Earnings Per Share

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

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of Applied’s common stock for the period, as the effect would be anti-dilutive. Options to purchase shares of common stock that were excluded from the computation were as follows:

	Three Months Ended		Six Months Ended
	May 1,	April 30,	May 1,	April 30,
	2005	2006	2005	2006
	(In thousands, except prices)

Number of shares excluded	137,677	133,538	137,414	135,064
Average exercise price	$21.11	$20.66	$21.12	$20.56

Note 4	Accounts Receivable, Net

Applied has agreements with various financial institutions to sell accounts receivable from selected customers. Applied also discounts letters of credit through various financial institutions. Under these agreements, Applied sold accounts receivable and discounted letters of credit in the amounts of $44 million and $40 million for the three months ended May 1, 2005 and April 30, 2006, respectively, and in the amounts of $90 million and $91 million for the six months ended May 1, 2005 and April 30, 2006, respectively. Discounting fees were not material for all periods presented. As of April 30, 2006, $2 million of sold accounts receivable remained outstanding under these agreements. A portion of these sold accounts receivable is subject to certain recourse provisions. Applied has not experienced any losses under these recourse provisions.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 5	Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. Components of inventories were as follows:

	October 30,	April 30,
	2005	2006
	(In thousands)

Customer service spares	$383,003	$411,837
Raw materials	136,371	182,897
Work-in-process	129,778	198,692
Finished goods	384,941	289,946

	$1,034,093	$1,083,372

Included in finished goods inventory is $117 million at October 30, 2005 and $91 million at April 30, 2006 of newly introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria, described in Note 1 of the Notes to the Consolidated Financial Statements in Applied’s 2005 Form 10-K.

Note 6	Goodwill, Purchased Technology and Other Intangible Assets

Details of unamortized intangible assets were as follows:

	October 30, 2005			April 30, 2006
		Other			Other
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
	(In thousands)

Gross carrying amount	$384,852	$17,860	$402,712	$393,547	$17,860	$411,407
Accumulated amortization	(45,870)	—	(45,870)	(45,870)	—	(45,870)

	$338,982	$17,860	$356,842	$347,677	$17,860	$365,537

In accordance with accounting principles generally accepted in the United States, goodwill and other unamortized intangible assets are no longer subject to amortization but are subject to annual review for impairment, which Applied performs during the fourth quarter of each fiscal year. Accordingly, Applied conducted goodwill impairment tests in fiscal 2005, and the results of these tests indicated that Applied’s goodwill was not impaired. Goodwill and unamortized intangible assets are also subject to review for impairment when circumstances or events occur throughout the year that indicate that the assets may be impaired. From October 30, 2005 to April 30, 2006, the change in goodwill was approximately $9 million, primarily due to the acquisition of ChemTrace Corporation and ChemTrace Precision Cleaning, Inc. (collectively, ChemTrace), which was completed in the first fiscal quarter of 2006 (see Note 12), offset in part by other adjustments associated with previous acquisitions. Other intangible assets that are not subject to amortization consist primarily of a trade name.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Details of amortized intangible assets were as follows:

	October 30, 2005			April 30, 2006
		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total
	(In thousands)

Gross carrying amount	$356,933	$37,270	$394,203	$360,233	$41,670	$401,903
Accumulated amortization	(308,816)	(22,154)	(330,970)	(318,678)	(25,916)	(344,594)

	$48,117	$15,116	$63,233	$41,555	$15,754	$57,309

Purchased technology and other intangible assets are amortized over their estimated useful lives of 2 to 12 years using the straight-line method. From October 30, 2005 to April 30, 2006, the change in the gross carrying amount of amortized intangible assets was approximately $8 million primarily due to the acquisition of ChemTrace (see Note 12). Aggregate amortization expense was $6 million for each of the three months ended May 1, 2005 and April 30, 2006, and was $13 million and $14 million for the six months ended May 1, 2005 and April 30, 2006, respectively. As of April 30, 2006, future estimated amortization expense is expected to be $12 million for the remainder of fiscal 2006, $15 million for fiscal 2007, $10 million for fiscal 2008, $9 million for fiscal 2009, $6 million for fiscal 2010, and $5 million thereafter.

Note 7	Accounts Payable, Accrued Expenses, Guarantees and Contingencies

Components of accounts payable and accrued expenses were as follows:

	October 30,	April 30,
	2005	2006
	(In thousands)

Accounts payable	$347,559	$445,542
Compensation and employee benefits	291,721	301,819
Installation and warranty	171,419	197,864
Deferred revenue	318,106	360,466
Customer deposits	50,291	94,637
Restructuring reserve	69,482	62,385
Other	369,464	431,526

	$1,618,042	$1,894,239

Changes in the warranty reserves during the three and six months ended May 1, 2005 and April 30, 2006 were as follows:

	Three Months Ended		Six Months Ended
	May 1,	April 30,	May 1,	April 30,
	2005	2006	2005	2006
	(In thousands)

Beginning balance	$183,018	$140,786	$178,918	$136,613
Provisions for warranty	40,906	55,874	86,850	107,717
Consumption of reserves	(48,966)	(46,199)	(90,810)	(93,869)

Ending balance	$174,958	$150,461	$174,958	$150,461

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

In the ordinary course of business, Applied also provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied Materials, Inc. or its subsidiaries. As of April 30, 2006, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was approximately $62 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Applied also has agreements with various global banks to facilitate subsidiary banking operations world-wide, including overdraft arrangements, bank guarantees and letters of credit. As of April 30, 2006, Applied Materials, Inc. has provided parent guarantees to banks for approximately $65 million to cover these arrangements.

Applied is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Applied from time to time is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, product performance, product liability, unfair competition, employment and other matters. In addition, Applied on occasion receives notification from customers who believe that Applied owes them indemnification or other obligations related to infringement claims made against the customers by third parties. Applied evaluates, among other factors, the degree of probability of an unfavorable outcome and reasonably estimates the amount of the loss. Significant judgment is required in determining both probability and whether an exposure can be reasonably estimated. When Applied determines that a loss is probable and the amount of the loss is reasonably estimable, the effect is recorded in the consolidated financial statements. Significant changes in legal proceedings and claims or the factors considered in the evaluation of those matters could have a material adverse effect on Applied’s business, financial condition and results of operations. Discussion of legal matters is incorporated by reference from Part II, Item 1, Legal Proceedings, of this quarterly report, and should be considered as an integral part of the Consolidated Condensed Financial Statements and these Notes.

Note 8	Restructuring and Asset Impairments

On January 24, 2006, the Board of Directors approved a plan to disinvest a portion of Applied’s real estate and facilities portfolio (the Plan). Under the Plan, during the first fiscal quarter of 2006, properties with an estimated fair value of $56 million were reported as assets held-for-sale and reclassified from property, plant and equipment on the Consolidated Condensed Balance Sheet. Applied recorded a pre-tax asset impairment charge of $124 million during the first fiscal quarter to write down the properties to fair value. Management believes that these assets will be sold within 12 months of the date that they were classified as held-for-sale. Applied’s facilities in Danvers, Massachusetts; Narita, Japan; and Chunan, Korea; and 26 acres of unimproved land in Hillsboro, Oregon are currently held for sale. During the first fiscal quarter of 2006, Applied also recorded a pre-tax charge in the amount of $91 million for future lease obligations that continue through fiscal 2014 related to the closure of its Hayward, California facility.

In fiscal 2003 and 2004, restructuring actions were taken to align Applied’s cost structure with prevailing market conditions due to an industry downturn. These actions, which were necessary as a result of reduced business volume, decreased Applied’s global workforce and consolidated Applied’s global facilities. As of April 30, 2006, the majority of the fiscal 2003 and 2004 restructuring activities were completed, and restructuring reserve balances

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

consisted principally of remaining lease commitments associated with the facilities that continue through fiscal 2009.

During the second fiscal quarter of 2006, Applied recognized a net benefit of $2 million consisting of $4 million in adjustments associated with the 2003 and 2004 restructuring actions, partially offset by $2 million in costs associated with the facilities disinvestment under the Plan initiated in the first fiscal quarter of 2006.

Changes in restructuring reserves for facilities for the six months ended April 30, 2006 were as follows:

(In thousands)

Balance, October 30, 2005	$69,482
Restructuring charges	92,325
Consumption of reserves	(12,128)

Balance, January 29, 2006	149,679

Adjustment of restructuring reserves	(3,626)
Consumption of reserves	(7,283)

Balance, April 30, 2006	138,770

Less current portion	(62,385)

Long-term portion	$76,385

Note 9	Stockholders’ Equity

Comprehensive Income

Components of comprehensive income, on an after-tax basis where applicable, were as follows:

	Three Months Ended		Six Months Ended
	May 1,	April 30,	May 1,	April 30,
	2005	2006	2005	2006
	(In thousands)

Net income	$304,830	$412,814	$593,595	$555,594
Change in unrealized net loss on investments	(7,183)	(15,304)	(16,360)	(10,337)
Change in unrealized net loss on derivative instruments qualifying as cash flow hedges	(1,293)	(3,408)	(439)	(7,954)
Foreign currency translation adjustments	3,155	(2,882)	12,666	(2,070)
Change in minimum pension liability	—	—	—	(7,069)

Comprehensive income	$299,509	$391,220	$589,462	$528,164

Components of accumulated other comprehensive loss, on an after-tax basis where applicable, were as follows:

	October 30,	April 30,
	2005	2006
	(In thousands)

Unrealized net loss on investments	$(21,618)	$(31,955)
Unrealized net gain on derivative instruments qualifying as cash flow hedges	9,207	1,253
Minimum pension liability	(17,868)	(24,937)
Cumulative translation adjustments	(6,969)	(9,039)

Accumulated other comprehensive loss	$(37,248)	$(64,678)

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Stock Repurchase Program

Since March 1996, Applied has systematically repurchased shares of its common stock in the open market. On March 22, 2006, the Board of Directors approved a new stock repurchase program authorizing up to $5.0 billion in repurchases of Applied common stock over the next three years ending in March 2009. With the adoption of this program, the Board terminated the $4.0 billion stock repurchase program authorized in March 2005 prior to its expiration, subject to the execution of then outstanding repurchase orders, which were completed before April 30, 2006. Under the new authorization, Applied is continuing a systematic stock repurchase program and may also make additional stock repurchases from time to time, depending on market conditions, stock price and other factors.

During the three months ended May 1, 2005 and April 30, 2006, respectively, Applied repurchased 30,897,000 shares of its common stock at an average price of $16.18 for a total cash outlay of $500 million, and 27,533,000 shares of its common stock at an average price of $18.16 for a total cash outlay of $500 million. During the six months ended May 1, 2005 and April 30, 2006, respectively, Applied repurchased 48,237,000 shares of its common stock at an average price of $16.58, for a total cash outlay of $800 million and 54,064,000 shares of its common stock at an average price of $18.49 for a total cash outlay of $1.0 billion.

Dividends

On December 14, 2005, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.03 per share, payable on March 9, 2006 to stockholders of record as of February 16, 2006, for a total of $48 million. On March 22, 2006, Applied’s Board of Directors declared a quarterly cash dividend of $0.05 per share, an increase from the previous $0.03 per share, payable on June 8, 2006 to stockholders of record as of May 18, 2006. Dividends payable on October 30, 2005 and April 30, 2006 in the amounts of $48 million and $78 million, respectively, were included in accounts payable and accrued expenses. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors.

Note 10	Employee Benefit Plans

Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries. The components of the net periodic pension costs of these defined benefit plans for the three and six months ended May 1, 2005 and April 30, 2006 were as follows:

	Three Months Ended		Six Months Ended
	May 1,	April 30,	May 1,	April 30,
	2005	2006	2005	2006
	(In thousands)		(In thousands)

Service cost	$3,480	$3,599	$6,961	$7,198
Interest cost	1,765	2,045	3,529	4,090
Expected return on plan assets	(691)	(1,058)	(1,381)	(2,116)
Amortization of transition obligation	14	16	28	32
Amortization of prior service costs	35	34	70	68
Amortization of net (gain)/loss	387	620	773	1,240

Net periodic pension cost	$4,990	$5,256	$9,980	$10,512

Note 11	Borrowing Facilities

Applied has credit facilities for unsecured borrowings in various currencies of up to approximately $411 million, of which $250 million is comprised of a revolving credit agreement in the United States with a group of banks that expires in September 2006. The agreement provides for borrowings at various rates, including the lead bank’s

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

prime reference rate, and includes financial and other covenants with which Applied was in compliance at October 30, 2005 and April 30, 2006. No amounts were outstanding under this agreement at October 30, 2005 or April 30, 2006. The remaining credit facilities of approximately $161 million are with Japanese banks at rates indexed to their prime reference rate and are denominated in Japanese yen. No amounts were outstanding under these Japanese credit facilities at October 30, 2005 or at April 30, 2006.

Note 12	Business Combinations

On December 23, 2005, Applied acquired all of the outstanding shares of ChemTrace Corporation and ChemTrace Precision Cleaning, Inc. (collectively, ChemTrace) for approximately $22 million in cash, net of cash acquired, of which $18 million was paid upon closing. ChemTrace provides customers with precision parts cleaning and materials testing solutions. In connection with this acquisition, Applied recorded goodwill of $12 million and other intangible assets of $8 million.

On June 28, 2005, Applied purchased certain assets of SCP Global Technology, Inc., consisting of single wafer HF-last immersion technology and Marangoni clean/dry intellectual property, for approximately $24 million in cash. In connection with this asset purchase, Applied recorded purchased technology and other intangible assets of $20 million and other items of $4 million.

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

On December 14, 2004, Applied acquired substantially all of the operating subsidiaries and businesses of Metron Technology N.V., which provides a wide range of outsource solutions to the semiconductor industry, for $85 million in cash. In connection with this acquisition, Applied recorded goodwill of $76 million and other intangible assets of $31 million, partially offset by other items of $22 million, primarily for net liabilities assumed upon acquisition.

For the acquisitions discussed above, the results of operations of the acquired businesses prior to the acquisition dates were not material in relation to those of Applied for any of the periods presented herein. The in-process research and development expenses related to these transactions were not material. Goodwill is not amortized but is reviewed periodically for impairment, and purchased technology is amortized over its useful life of 2 to 12 years. Completed acquisitions have not had, and are not expected to have, a material effect on Applied’s consolidated financial condition or results of operations.

Note 13	Income Taxes

The tax rate for the second fiscal quarter of 2006 was 31.3 percent. Applied’s effective income tax provision rate was 31.1 percent for the comparable fiscal quarter of 2005. The effective tax rate is highly dependent on the geographic composition of worldwide earnings, tax regulations for each region, non-tax deductible expenses incurred in connection with acquisitions and availability of tax credits. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly.

Note 14	Recent Accounting Pronouncements

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 15	Subsequent Events

On May 15, 2006, Applied announced an agreement with Dainippon Screen Mfg. Co., Ltd. (Screen) to form Sokudo Co., Ltd. (Sokudo), a joint venture company, to deliver advanced, technically differentiated track solutions for customers’ critical semiconductor manufacturing requirements. Screen will own 52% and Applied 48% of Sokudo. Screen will transfer into Sokudo its existing track business and related intellectual property, including employees, products and its installed base of systems. Applied’s contribution to Sokudo will include technology and related intellectual property, key development employees and 16.6 billion yen (approximately $151 million). Screen will perform manufacturing for Sokudo under an outsourcing agreement. Formation of the joint venture company is subject to certain closing conditions and is expected to be finalized in the third fiscal quarter of 2006. Track systems are a key part of wafer manufacturing and are used before and after the photolithography step to deposit, bake and develop the photoresist layer that defines circuit patterns.

On May 10, 2006, Applied’s wholly-owned subsidiary, Metron Technology, Inc. (Metron), announced an agreement with UMS Solutions Pte. Ltd. (UMS Solutions), a wholly-owned subsidiary of Norelco UMS Holdings Limited to purchase assets of UMS Solutions’ parts cleaning and recycling business in Singapore for $9 million. The acquisition will enhance Metron’s capabilities in Southeast Asia with advanced, high-quality parts cleaning services to support its customers’ integrated circuit manufacturing requirements. Completion of the acquisition is expected in the third fiscal quarter of 2006.

On May 4, 2006, Applied announced an agreement to acquire Applied Films Corporation, a Colorado corporation (Applied Films). Under the agreement, Applied will pay $28.50 per share in cash for each outstanding share of Applied Films, which represents a total purchase price of approximately $464 million, or $303 million net of Applied Films’ existing cash and marketable securities as of the announcement date. As part of the acquisition, Applied will assume Applied Films’ outstanding stock options and other equity awards. Applied Films is a leading supplier of thin film deposition equipment used in manufacturing flat panel displays (FPDs), solar cells, flexible electronics and energy-efficient glass. Completion of the acquisition is expected in the third fiscal quarter and is subject to the approval of Applied Films’ shareholders, receipt of regulatory approvals, and certain other closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements in this Quarterly Report on Form 10-Q, including those made by management of Applied Materials, Inc. and its subsidiaries (Applied or the Company), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Applied’s future financial results, operating results, business strategies, cash deployment strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, acquisitions and joint ventures, and growth opportunities, as well as industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in Part II, Item 1A, Risk Factors. Other risks and uncertainties are disclosed in Applied’s prior Securities and Exchange Commission (SEC) filings, including its Annual Report on Form 10-K for the fiscal year ended October 30, 2005. These and many other factors could affect Applied’s future financial operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this report or elsewhere by Applied or on its behalf. Applied undertakes no obligation to revise or update any forward-looking statements.

Overview

Applied develops, manufactures, markets and services integrated circuit fabrication equipment, providing nanomanufacturing technologytm solutions for the global semiconductor and semiconductor-related industry. Product development and manufacturing activities primarily occur in North America, the United Kingdom and Israel. Applied’s broad range of equipment, service and related products are highly technical and, as a result, are sold through a direct sales force. Customer demand for spare parts and services is fulfilled through a global spare parts distribution system and by trained service engineers located around the world in close proximity to customer sites.

As a supplier to the global semiconductor industry, Applied’s results are primarily driven by worldwide demand for integrated circuits, which in turn depends on end-user demand for electronic products. The global semiconductor industry is volatile, and consequently Applied’s operating results have reflected this volatility.

The following table presents certain significant measurements for the three and six months ended May 1, 2005 and April 30, 2006:

	Three Months Ended			Six Months Ended
	May 1,	April 30,		May 1,	April 30,
	2005	2006	% Change	2005	2006	% Change
	(In millions, except per share amounts and percentages)			(In millions, except per share amounts and percentages)

New orders	$1,553	$2,488	60%	$3,228	$4,529	40%
Net sales	$1,861	$2,248	21%	$3,642	$4,105	13%
Gross margin	$818	$1,045	28%	$1,609	$1,882	17%
Gross margin percent	44.0%	46.5%	6%	44.2%	45.9%	4%
Net income	$305	$413	35%	$594	$556	(6)%
Earnings per diluted share	$0.18	$0.26	44%	$0.35	$0.35	—%

Operating results for fiscal 2005 reflected a challenging environment as Applied’s customers decreased fab utilization globally and reduced or delayed capacity additions as a result of excess inventories and slowing demand for integrated circuits. During this period, Applied focused on lowering costs, improving efficiencies, reducing cycle time, and bringing new products to market. Applied also generated strong cash flow and returned value to stockholders by repurchasing stock and paying cash dividends. During the fourth quarter of fiscal 2005, customer demand began to increase.

Customer demand continued to improve in the first six months of fiscal 2006, resulting in higher orders and revenues. During this period, Applied’s customers increased both high-volume production and leading-edge 65nm and 45nm chip development. The results also reflected Applied’s continued focus on cost controls. Operating performance was offset during the first six months in part by restructuring and asset impairment charges associated with the real estate and facilities disinvestment and equity-based compensation expense. (See Note 1 and Note 8 of the Notes to Consolidated Condensed Financial Statements.)

Subsequent to the second fiscal quarter of 2006, Applied entered into certain agreements in connection with the Company’s long-term growth strategy. Management believes that these pending transactions will enhance Applied’s ability to extend its nanomanufacturing capabilities into adjacent and new markets, including: color filters for flat panel displays, solar energy, flexible electronics, energy-efficient glass, track solutions for semiconductor manufacturing, and advanced parts cleaning services. These transactions, when completed, will involve the acquisition of Applied Films Corporation, formation of a joint venture with Dainippon Screen Mfg. Co., Ltd. and purchase of certain assets of UMS Solutions. (See Note 15 of the Notes to Consolidated Condensed Financial Statements.)

Applied’s long-term opportunities depend in part on successful execution of its growth strategy, including increasing market share in existing markets, expanding into related markets, and cultivating new markets and business models. These opportunities are also subject to: (1) global economic conditions; (2) advanced technology and/or capacity requirements of integrated circuit manufacturers and their capital investment trends; (3) the profitability of integrated circuit manufacturers; (4) supply and demand for integrated circuits; (5) continued investment in research, development and engineering (RD&E); (6) the relative competitiveness of Applied’s equipment and service products; and (7) realization of the anticipated benefits of business combinations. For these and other reasons set forth in Part II, Item 1A, Risk Factors, Applied’s prior consolidated results of operations are not necessarily indicative of future operating results.

Results of Operations

Applied received new orders of $2.5 billion for the second fiscal quarter of 2006, compared to $2.0 billion for the first fiscal quarter of 2006 and $1.6 billion for the second fiscal quarter of 2005. New orders for the second fiscal quarter of 2006 increased by 22 percent from the preceding quarter and increased by 60 percent from the second fiscal quarter of 2005. The increase in new orders from the previous quarter was broad-based for virtually all products, and was primarily attributable to increased demand for systems. Orders increased significantly in Southeast Asia and China, Korea and Japan, and decreased in Europe, North America and Taiwan.

New orders by region for the past two consecutive quarters were as follows:

	Three Months Ended
	January 29,		April 30,
	2006		2006
	($)	(%)	($)	(%)
	(In millions, except percentages)

Korea	368	18	542	22
Taiwan	490	24	479	19
North America(*)	461	22	444	18
Japan	266	13	434	17
Southeast Asia and China	155	8	350	14
Europe	301	15	239	10

Total	2,041	100	2,488	100

(*)	Primarily the United States.

Applied’s backlog for the most recent three fiscal quarters was as follows: $2.9 billion at April 30, 2006, $2.7 billion at January 29, 2006 and $2.6 billion at October 30, 2005. Backlog consists only of orders for which written authorizations have been accepted, shipment dates within 12 months have been assigned and revenue has not been recognized. Due to the potential for customer changes in delivery schedules or cancellation of orders, Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods.

Demand for integrated circuit manufacturing equipment has historically been volatile as a result of sudden changes in integrated circuit supply and demand and other factors, including rapid technological advances in the integrated circuit fabrication process. As a result of these conditions, there were fluctuations in Applied’s net sales throughout fiscal year 2005. During fiscal 2005, net sales increased from $1.8 billion in the first fiscal quarter to $1.9 billion in the second fiscal quarter, decreased to $1.6 billion in the third fiscal quarter, and increased to $1.7 billion in the fourth fiscal quarter. Net sales during the first fiscal quarter of 2006 increased to $1.9 billion and then to $2.2 billion during the second fiscal quarter of 2006 due to broad-based customer demand resulting from rising fab utilization and continued investments in advanced technology.

Net sales by region for the three and six months ended May 1, 2005 and April 30, 2006 were as follows:

	Three Months Ended				Six Months Ended
	May 1, 2005		April 30, 2006		May 1, 2005		April 30, 2006
	($)	(%)	($)	(%)	($)	(%)	($)	(%)
	(In millions, except percentages)

Korea	283	15	496	22	619	17	893	22
Taiwan	513	28	423	19	818	23	828	20
North America(*)	303	16	388	17	702	19	779	19
Japan	336	18	359	16	667	18	659	16
Europe	268	14	292	13	504	14	521	13
Southeast Asia and China	158	9	290	13	332	9	425	10

Total	1,861	100	2,248	100	3,642	100	4,105	100

(*)	Primarily the United States.

Gross margin percentage was 46.5 percent for the second fiscal quarter of 2006, compared to 45.1 percent for the first fiscal quarter of 2006 and 44.0 percent for the second fiscal quarter of 2005. Gross margin during the three and six months ended April 30, 2006 included $9 million and $18 million of equity-based compensation expense, respectively. The increase in the gross margin percentage for the second fiscal quarter of 2006 from that of the previous quarter and from the second fiscal quarter of 2005 was principally attributable to the combination of improved revenue levels, product mix, decreased product costs and increased manufacturing volume and absorption.

Operating expenses include expenses related to RD&E, marketing and selling (M&S), general and administrative (G&A), and restructuring and asset impairments. Expenses related to RD&E, M&S and G&A were $485 million for the second fiscal quarter of 2006, compared to $479 million for the first fiscal quarter of 2006 and $407 million for the second fiscal quarter of 2005. Higher total operating expenses during the second fiscal quarter and the first half of 2006 as compared to the same periods in 2005 was principally attributable to increased variable compensation and equity-based compensation expenses, partially offset by savings resulting from Applied’s continued focus on controlling its overall cost structure. Equity-based compensation for the second fiscal quarter and the first half of 2006 totaled $46 million and $89 million, respectively.

During the first fiscal quarter of 2006, the Board of Directors approved a real estate and facilities disinvestment plan (the Plan), under which Applied recorded asset impairment charges and restructuring charges totaling $215 million. No impairment or restructuring charges were incurred during the first or second fiscal quarters of 2005. The impairment and restructuring charges relate to the write down of Applied’s Danvers, Massachusetts; Hillsboro, Oregon; Narita, Japan; Chunan, Korea facilities; unimproved land in Hillsboro, Oregon; and future lease obligations related to the closure of its Hayward, California facility. During the second fiscal quarter of 2006, Applied recognized a net benefit of $2 million consisting of $4 million in adjustments associated with realignment programs of prior years, partially offset by $2 million in costs associated with the facilities disinvestment program initiated in the first fiscal quarter of 2006.

Net interest income was $39 million and $31 million for the three months ended April 30, 2006 and May 1, 2005, respectively, and $79 million and $58 million for the six months ended April 30, 2006 and May 1, 2005, respectively. Higher net interest income during the six months ended April 30, 2006 was primarily due to higher average portfolio yields, as well as a decrease in interest expense as a result of the repayment of scheduled debt maturities in September 2005.

The tax rate for the second fiscal quarter of 2006 was 31.3 percent, compared to 22.4 percent for the first fiscal quarter of 2006. The first quarter tax rate includes the tax impact of the restructuring and asset impairment charges related to the real estate and facilities disinvestment plan (see Note 8 of Notes to Consolidated Condensed Financial Statements). Applied’s effective income tax rate provision was 31.1 percent for the comparable fiscal quarter of 2005. The effective tax rate is highly dependent on the geographic composition of worldwide earnings, tax regulations for each region, non-tax deductible expenses incurred in connection with acquisitions and availability of tax credits. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly.

Financial Condition, Liquidity and Capital Resources

During the six months ended April 30, 2006, cash, cash equivalents and investments decreased by $155 million from $6.0 billion as of October 30, 2005 to $5.8 billion as of April 30, 2006.

Cash, cash-equivalents and investments consist of the following:

	October 30,	April 30,
	2005	2006
	(In millions)

Cash and cash equivalents	$990	$1,377
Short-term investments	2,343	1,952
Long-term investments	2,652	2,501

Total cash, cash-equivalents and investments	$5,985	$5,830

As of April 30, 2006, Applied changed its accounting method for certain fixed-income investments which resulted in the reclassification of these investments from current assets to long-term investments. As a result, prior period balances have been reclassified to conform to the current period’s presentation. This accounting method is based on the contractual maturity dates of fixed-income securities as current or long-term, while the prior classification was based on the nature of the securities and the availability for use in current operations. Applied believes this method is preferable as it is more reflective of Applied’s assessment of the timing of when such securities will be converted to cash. Accordingly, certain fixed-income investments of $2.6 billion have been reclassified from short-term investments to long-term investments in the October 30, 2005 Consolidated Condensed Balance Sheet to conform to the fiscal 2006 financial statement presentation. In connection with this reclassification, short-term deferred taxes have been reclassified to long-term deferred taxes. There have been no changes in Applied’s investment policies or practices associated with this change in accounting method.

In addition, $50 million of long-term equity securities previously reported in other long-term assets have been reclassified to long-term investments in the October 30, 2005 Consolidated Condensed Balance Sheet to conform to the fiscal 2006 financial statement presentation.

Applied continues to classify auction rate securities and variable rate demand notes as current assets, notwithstanding the underlying contractual term of such investments, due to the highly liquid nature of these investments which enables them to be readily convertible to cash.

Applied generated $915 million of cash from operating activities during the six months ended April 30, 2006. The primary sources of operating cash flow for the six months ended April 30, 2006 were (1) net income, adjusted to exclude the effect of non-cash charges including depreciation, amortization, equity-based compensation, asset impairments and restructuring; and (2) increases in accounts payable, other accrued expenses and income taxes payable and reductions in other current assets, which were offset by increases in accounts receivable, inventories and other assets and decreases in other liabilities. Applied utilized programs to sell accounts receivable and to discount letters of credit, which amounted to $91 million for the six months ended April 30, 2006. The sales of these accounts receivable increased cash and reduced accounts receivable and days sales outstanding. Days sales outstanding was 79 days at the end of the second fiscal quarter of 2006, compared to 86 days at the end of the first fiscal quarter of 2006. Availability and usage of these accounts receivable sale programs depend on many factors, including the willingness of financial institutions to purchase accounts receivable and the cost of such arrangements. For further details regarding accounts receivable sales, see Note 4 of Notes to Consolidated Condensed Financial Statements.

Applied generated $415 million of cash from investing activities during the six months ended April 30, 2006. Proceeds from sales and maturities of investments, net of purchases of investments, totaled $515 million. Capital expenditures totaling $81 million included $18 million to purchase three buildings at Applied’s headquarters site in Santa Clara, California that Applied had previously leased. During the first two fiscal quarters of 2006, Applied expended $20 million on acquisitions, net of cash acquired.

Applied used $943 million of cash for financing activities during the six months ended April 30, 2006, consisting of approximately $1.0 billion for common stock repurchases, $96 million for cash dividends, and $5 million for repayment of short-term debt. Applied generated cash of $162 million during the six months ended April 30, 2006 from the issuance of common stock under equity-based compensation plans.

On December 14, 2005, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.03 per share, payable on March 9, 2006 to stockholders of record as of February 16, 2006, for a total of $48 million. On March 22, 2006, Applied’s Board of Directors declared a quarterly cash dividend of $0.05 per share, an increase from the previous $0.03 per share, payable on June 8, 2006 to stockholders of record as of May 18, 2006. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors.

Subsequent to the second fiscal quarter of 2006, Applied announced the signing of an agreement to acquire the outstanding stock of Applied Films Corporation for $28.50 per share in cash or approximately $464 million (or $303 million net of Applied Films’ cash and marketable securities as of the announcement date), the planned formation of a joint venture with Dainippon Screen Mfg. Ltd. for which Applied will contribute 16.6 billion yen (approximately $151 million) and other assets, and the planned acquisition of certain assets of UMS Solutions for $9 million. These transactions are expected to be completed during the third fiscal quarter. For additional information regarding business combinations, see Note 15 of Notes to Consolidated Condensed Financial Statements.

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

Equity-Based Compensation — Employee Stock Option Plans and Employee Stock Purchase Plans: Beginning on October 31, 2005, Applied began accounting for stock options and ESPP shares under the provisions of SFAS 123(R), which requires the recognition of the fair value of equity-based compensation. The fair value of stock options and ESPP shares was estimated using a Black-Scholes option valuation model. This methodology requires the use of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and Applied has elected to use the straight-line method. Applied makes quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies which require recognition in the consolidated condensed statements of operations. Prior to the implementation of SFAS 123(R), Applied accounted for stock options and ESPP shares under the provisions of APB 25 and made pro forma footnote disclosures as required by SFAS No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure- an Amendment of FASB Statement No. 123,” which amended SFAS No. 123, “Accounting For Stock-Based Compensation.” Pro forma net income and pro forma net income per share disclosed in the footnotes to the consolidated condensed financial statements were estimated using a Black-Scholes option valuation model. The fair value of restricted stock units was calculated based upon the fair market value of Applied’s common stock at the date of grant. (See Note 1 of Notes to Consolidated Condensed Financial Statements.)

For further information about other critical accounting policies, see the discussion of critical accounting policies in Applied’s 2005 Form 10-K for the fiscal year ended October 30, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $4.9 billion at April 30, 2006. These securities are subject to interest rate risk and will decline in value as interest rates increase. Based on Applied’s investment portfolio at April 30, 2006, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $62 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied would not realize the losses in its Consolidated Condensed Statement of Operations unless the individual fixed-income securities are sold prior to recovery.

Certain operations of Applied are conducted in foreign currencies. Applied enters into currency forward and option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. Gains and losses on these contracts are generally recognized in income at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on currency forward exchange and option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses were not material for the three or six months ended May 1, 2005 and April 30, 2006.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), Applied’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of Applied’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Applied’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Exchange Act Rule 13a-15(d), Applied’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation to determine whether any changes occurred in Applied’s internal control over financial reporting during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting. Based on that evaluation, there has been no such change during the fiscal quarter.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

David Scharf

On July 31, 2001, David Scharf, an individual, filed a lawsuit against Applied in the United States District Court for the Central District of California, captioned David Scharf v. Applied Materials, Inc. (case no. 01-06580 AHM). The lawsuit alleges that Applied has infringed, has induced others to infringe and has contributed to others’ infringement of a patent concerning color synthesizing scanning electron microscope technology. Mr. Scharf seeks a preliminary and permanent injunction, a finding of willful infringement, damages (including treble damages), and costs. Applied has answered the complaint and counterclaimed for declaratory judgment of non-infringement and invalidity. On May 10, 2002, Mr. Scharf filed a request for re-examination of his patent with the Patent and Trademark Office (PTO). On June 26, 2002, the case was removed from the Court’s active docket after the parties stipulated to stay the case pending the results of that re-examination. On July 11, 2002, Applied filed its own request for re-examination of Mr. Scharf’s patent with the PTO. Applied’s request for re-examination was granted on September 19, 2002. On April 23, 2004, the PTO notified Applied that it intended to issue a re-examination certificate. On June 14, 2004, Applied filed a second request for re-examination of Mr. Scharf’s patent with the PTO. The second request was denied on September 1, 2004. On October 1, 2004, Applied filed a petition for reconsideration of that denial, which subsequently was denied. The lawsuit was returned to the active docket of the District Court for the Central District of California in January 2006, and is scheduled to commence trial on April 3, 2007. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

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

Taiwan Fair Trade Commission

On April 10, 2004, the Taiwan Fair Trade Commission (TFTC) notified Applied’s subsidiary AKT in Taiwan that, pursuant to a complaint filed by Jusung, the TFTC had begun an investigation into whether AKT violated the Taiwan Fair Trade Act. The investigation focused on whether AKT violated the Taiwan Guidelines for the Review of Cases Involving Enterprises Issuing Warning Letters for Infringement on Copyright, Trademark and Patent Rights by allegedly notifying customers about AKT’s patent rights and the infringement of those rights by Jusung. On June 15, 2004, the TFTC notified Applied that Applied also was the subject of the investigation. By letter dated April 15, 2005, the TFTC notified Applied and AKT that there was insufficient evidence to support a claim against either company. Jusung appealed the TFTC’s decision, and the appeals court affirmed the decision of TFTC in favor of Applied on February 7, 2006. Jusung has appealed the appeals court’s affirmation of the decision of the TFTC.

Silicon Services Consortium, et al.

On January 19, 2006, five companies that sell refurbished Applied tools (Silicon Services Consortium Inc., Semiconductor Support Services Co., OEM Surplus, Inc., Precision Technician Inc., and Semiconductor Equipment Specialist Inc.) filed a lawsuit against Applied Materials in federal court in Austin, Texas (case no. A06CA051 LY), claiming that a policy that Applied announced in January 2005 of limiting the sale of certain parts to them constituted an unlawful attempt to monopolize the refurbishment business, an interference with existing contracts, and an interference with prospective business relationships. The suit seeks injunctive relief, damages, costs and attorneys’ fees. After Applied filed a motion to dismiss the original complaint, the plaintiffs filed an amended complaint alleging similar conduct. Applied filed a motion to dismiss the amended complaint on April 7, 2006. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

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

The industry is characterized by ongoing changes, including: (1) changes in customers’ capacity requirements, capacity utilization and capital spending, which depend in part on the demand for customers’ products and customers’ inventory levels relative to demand; (2) the importance of reducing the cost of system ownership, due in part to the increasing significance of consumer electronics as a driver for integrated circuit demand and the related focus on lower prices; (3) varying levels of business information technology spending; (4) increasingly complex technology requirements, including a significant rise in the number and importance of new materials and the increasing importance of expertise in device structure; (5) the growing types and varieties of integrated circuits and expanding number of applications across multiple substrate sizes, resulting in customers’ divergent technical demands and different rates of spending on capital equipment; (6) customers’ varying adoption rates of new technology; (7) a rising percentage of business from customers in Asia and the emergence of customers, competitors and suppliers in new geographical regions; (8) demand for shorter cycle times for the development, manufacture and installation of integrated circuit manufacturing equipment; (9) the heightened importance to customers of system reliability and productivity, and the effect on demand for systems as a result of their increasing productivity, device yield and reliability; (10) differing rates of market growth for, and capital investments by, various device makers such as memory (including NAND flash and DRAM), logic and foundry; (11) customers’ increasing use of partnerships, alliances, joint ventures and industry consortia that has increased the influence of key integrated circuit manufacturers in technology decisions made by their global partners; (12) higher capital requirements for building and operating new integrated circuit fabrication plants; (13) the increasing difficulty for customers to move from product design to volume manufacturing; (14) the challenge to customers of moving volume manufacturing from one technology node to the next smaller technology node and the resulting impact on the technology transition rate; (15) the increasing cost of research and development due to many factors including decreasing linewidths, increasing number of materials, expanding number of applications and increasing number and complexity of process steps; (16) the rate of growth in the industry; (17) the increasing importance of the availability of spare parts to assure maximum system uptime; (18) concern among governmental agencies regarding possible national commercial and/or security issues posed by the growing manufacturing business in Asia; (19) the need to effectively manage a growing number of existing and new products in more varied competitive environments; and (20) the increasing importance of operating flexibility to enable different responses to different markets, customers and applications. These changes, individually or in combination, are increasing the need for customer partnering, use of foundries, collaborative research and development efforts, and/or process integration support. Certain of these changes also heighten the importance of spare parts and service product offerings as a competitive advantage for integrated circuit equipment manufacturers, even though service products typically result in lower gross margins than system products. In response to these ongoing changes, Applied must regularly reassess the size, capability and location of its global infrastructure and timely make appropriate changes in its real estate and facilities portfolio. If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the industry, its business, financial condition and results of operations could be materially and adversely affected.

Applied must adapt its business and product offerings to respond to competition and rapid technological changes in the industry.

As Applied operates in a highly competitive environment, its future success heavily depends on effective development, commercialization and customer acceptance of its nanomanufacturing technology equipment, service and related products. In addition, Applied must successfully execute its growth strategy, including increasing market share in existing markets, expanding into related markets, and cultivating new markets and new business models, while constantly improving its operational performance. Applied’s success is subject to many risks, including but not limited to its ability to timely, cost-effectively and successfully: (1) develop and market new products and price products appropriately; (2) improve existing products, develop new applications for existing products, and increase market share in its existing markets; (3) expand into or develop related and new markets for its nanomanufacturing technology; (4) appropriately allocate RD&E funding; (5) achieve market acceptance of, and accurately forecast demand and meet production schedules for, its products; (6) achieve cost efficiencies across product offerings; (7) adapt to technology changes in related markets, such as lithography; (8) develop, market and price similar products for use by customers in different applications and/or in related markets that may have varying technical requirements; (9) adapt to changes in value offered by companies in different parts of the supply chain; (10) qualify products for volume manufacturing with its customers; and (11) implement improvements in its manufacturing processes. The development, introduction and support of an increasingly broad set of products, including those enabling the transition to smaller device feature sizes and incorporation of new materials, have grown increasingly complex and expensive over time. Furthermore, new or improved products may involve higher costs and reduced efficiencies compared to Applied’s more established products and could adversely affect Applied’s gross margins. In addition, Applied must successfully implement changes in its design engineering methodology, including changes that result in: significant decreases in material costs and cycle time; greater commonality of platforms and types of parts used in different systems; and effective product life cycle management. If Applied does not successfully manage these challenges, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to the risks of operating a global business.

In the second fiscal quarter of 2006, more than 80 percent of Applied’s net sales were to regions outside the United States. Certain manufacturing facilities and suppliers of Applied are also located outside the United States. Managing Applied’s global operations presents challenges, including but not limited to those arising from: (1) varying regional and geopolitical business conditions and demands; (2) global trade issues; (3) variations in protection of intellectual property and other legal rights in different countries; (4) rising raw material and energy costs; (5) variations in the ability to develop relationships with suppliers and other local businesses; (6) changes in laws and regulations of the United States (including export restrictions) and other countries, as well as their interpretation and application; (7) fluctuations in interest rates and currency exchange rates; (8) the need to provide sufficient levels of technical support in different locations; (9) political instability, natural disasters (such as earthquakes, floods or storms), pandemics, terrorism or acts of war where Applied has operations, suppliers or sales; (10) cultural differences; (11) special government-supported efforts to promote local integrated circuit manufacturing equipment companies; and (12) shipping delays. Many of these challenges are present in China, which is experiencing significant growth of suppliers and prospective competitors to Applied and which Applied believes presents a large potential market for integrated circuit equipment and opportunity for growth over the long term. These challenges, as well as global uncertainties with respect to: (1) economic growth rates in various countries; (2) consumer confidence; (3) the sustainability, timing, rate and amount of demand for electronics products and integrated circuits; (4) capital and operational spending by integrated circuit manufacturers; and (5) price trends for certain integrated circuit devices, may materially and adversely affect Applied’s business, financial condition and results of operations.

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

Applied’s business depends on its ability to supply equipment, services and related products that meet the rapidly changing requirements of its customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers. Some key parts may be subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers in developing regions, including China. In addition, Applied has implemented several key operational initiatives, including an integrate-to-order manufacturing strategy that pushes system customization to later in the manufacturing process and the transition to a single-vendor enterprise resource planning (ERP) software system to perform various functions, such as order management and manufacturing control. Significant interruptions of manufacturing operations or the delivery of services as a result of (1) the failure or inability of suppliers to timely deliver quality parts; (2) volatility in the availability and cost of materials; (3) difficulties or delays in obtaining required export approvals; (4) information technology or infrastructure failures; (5) difficulties related to planning business process changes and implementing a new ERP system; (6) natural disasters (such as earthquakes, floods or storms); or (7) other causes (such as regional economic downturns, pandemics, political instability, terrorism or acts of war), could result in delayed deliveries, manufacturing inefficiencies, increased costs or order cancellations. Moreover, if actual demand for Applied’s products is different than expected, Applied may purchase more/fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. Any or all of these factors could materially and adversely affect Applied’s business, financial condition and results of operations.

Applied is exposed to risks associated with acquisitions and strategic investments.

Applied has made, and may in the future make, acquisitions of, or investments in, companies, technologies or products in existing, related or new markets for Applied. Acquisitions involve numerous risks, including but not limited to: (1) diversion of management’s attention from other operational matters; (2) inability to complete acquisitions as anticipated or at all; (3) inability to realize anticipated benefits; (4) failure to commercialize purchased technologies; (5) inability to obtain and protect intellectual property rights in key technologies; (6) ineffectiveness of an acquired company’s internal controls; (7) impairment of acquired intangible assets as a result of technological advancements or worse-than-expected performance of the acquired company or its product offerings; (8) unknown, underestimated and/or undisclosed commitments or liabilities; (9) failure to integrate and retain key employees; (10) excess or underutilized facilities; and (11) ineffective integration of operations, technologies, products or employees of the acquired companies. Applied also makes strategic investments in other companies, including companies formed as a joint venture, which may decline in value and/or not meet desired objectives. Mergers and acquisitions and strategic investments are inherently subject to significant risks, and the inability to effectively manage these risks could materially and adversely affect Applied’s business, financial condition and results of operations.

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

In order to improve customers’ manufacturing productivity and efficiency and as part of its growth strategy, Applied is expanding its service product offerings for both Applied and non-Applied products. These new service products, which include on-site support as well as supply chain and spare parts management, are offered in part through strategic relationships formed with, or acquisitions of, other suppliers to the semiconductor and semiconductor-related industry. In order to develop this market opportunity, Applied must cultivate new business models, achieve customer acceptance, and successfully and cost-effectively provide these service products. Applied’s inability to achieve any of the foregoing could have a material adverse effect on its business, financial condition and results of operations.

The ability to attract, retain and motivate key employees is vital to Applied’s success.

Applied’s success and competitiveness depend in large part on its ability to attract, retain and motivate key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, changes in Applied’s management or leadership, the effectiveness of Applied’s compensation programs, including its equity-based programs, and competitors’ hiring practices. In addition, Applied began recording a charge to earnings for stock options and ESPP shares in its first fiscal quarter of 2006. This requirement reduces the attractiveness of certain equity-based compensation programs as the expense associated with the grants decreases Applied’s profitability. Applied has made adjustments to its broad-based equity compensation programs, such as granting restricted stock units beginning in the first fiscal quarter of 2006 and reducing the number of stock option grants. These changes, as well as other changes in compensation practices or employee benefit programs, may reduce the effectiveness of compensation programs. If Applied does not successfully attract, retain and motivate key employees as a result of these or other factors, Applied’s ability to capitalize on its opportunities and its operating results may be materially and adversely affected.

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

The following table provides information as of April 30, 2006 with respect to the shares of common stock repurchased by Applied during the second quarter of fiscal 2006:

				Maximum Dollar
			Total Number of	Value of Shares That
		Average	Shares Purchased as	May yet be
	Total Number of	Price Paid	Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Plans*	The Plans*
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)

Month #1
(January 30, 2006 to February 26, 2006)	3,000	$19.19	3,000	$2,279
Month #2
(February 27, 2006 to March 26, 2006)	14,435	$18.13	14,435	$5,181
Month #3
(March 27, 2006 to April 30, 2006)	10,098	$17.89	10,098	$5,000

Total	27,533	$18.16	27,533

*	On March 22, 2006, the Board of Directors approved a new stock repurchase program authorizing up to $5.0 billion in repurchases over the next three years ending in March 2009. With the adoption of this program, the Board terminated the $4.0 billion stock repurchase program authorized in March 2005 prior to its expiration, subject to the execution of then outstanding repurchase orders which were completed before April 30, 2006.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on March 22, 2006 in Santa Clara, California. Nine incumbent directors were re-elected without opposition to serve one-year terms in office. The results of this election were as follows:

	Vote for	Votes Withheld
Name of Director	(Shares)	(Shares)

James C. Morgan	1,382,080,811	34,266,390
Michael R. Splinter	1,379,808,075	36,539,126
Michael H. Armacost	1,382,205,646	34,141,555
Deborah A. Coleman	1,396,023,065	20,324,136
Philip V. Gerdine	1,382,791,600	33,555,601
Thomas J. Iannotti	1,395,613,002	20,734,200
Charles Y.S. Liu	1,395,113,000	21,234,202
Gerhard H. Parker	1,396,468,833	19,878,368
Willem P. Roelandts	1,396,165,171	20,182,030

On the proposal to ratify the appointment of KPMG LLP as Applied’s independent registered public accounting firm for the current fiscal year, there were 1,401,277,441 votes cast in favor, 10,985,162 votes cast against and 4,084,598 abstentions.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit
No.	Description

18.1	Letter Regarding Change in Accounting Principles
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Ratio of Earnings to Fixed Charges

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ Nancy H. Handel
Nancy H. Handel
Senior Vice President and
Chief Financial Officer

May 30, 2006

By:	/s/ Yvonne Weatherford
Yvonne Weatherford
Corporate Vice President and
Corporate Controller

May 30, 2006

EXHIBIT INDEX

Exhibit
No	Description

18.1	Letter Regarding Change in Accounting Principles
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Ratio of Earnings to Fixed Charges