Form 10-Q
period 2006-07-30
APPLIED MATERIALS INC /DE
filed 2006-08-31
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-06920

Applied Materials, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-1655526
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3050 Bowers Avenue, P.O. Box 58039	95052-8039
Santa Clara, California	(Zip Code)
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

Number of shares outstanding of the issuer’s common stock as of July 30, 2006: 1,533,915,756

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
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
Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 2.1
EXHIBIT 10.52
EXHIBIT 10.53
EXHIBIT 10.54
EXHIBIT 10.55
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 99.1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	July 31,	July 30,	July 31,	July 30,
	2005	2006	2005	2006
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$1,631,938	$2,543,443	$5,273,703	$6,648,721
Cost of products sold	914,849	1,320,089	2,947,959	3,543,043

Gross margin	717,089	1,223,354	2,325,744	3,105,678
Operating expenses:
Research, development and engineering	236,448	304,326	703,799	853,086
Marketing and selling	98,366	123,810	268,644	322,289
General and administrative	79,578	117,083	256,876	333,889
Restructuring and asset impairments	—	(2,646)	—	210,623

Income from operations	302,697	680,781	1,096,425	1,385,791
Interest expense	9,338	8,848	28,425	26,788
Interest income	45,948	50,578	123,055	147,899

Income before income taxes	339,307	722,511	1,191,055	1,506,902
Provision for/(benefit from) income taxes	(30,284)	210,471	227,869	439,268

Net income	$369,591	$512,040	$963,186	$1,067,634

Earnings per share:
Basic	$0.23	$0.33	$0.58	$0.68
Diluted	$0.23	$0.33	$0.58	$0.67
Weighted average number of shares:
Basic	1,630,895	1,550,744	1,654,740	1,571,534
Diluted	1,641,818	1,562,615	1,666,720	1,586,878

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS*

	October 30,	July 30,
	2005*	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$990,342	$1,308,457
Short-term investments	2,342,952	1,524,319
Accounts receivable, net	1,615,504	2,294,318
Inventories	1,034,093	1,341,918
Deferred income taxes	581,183	610,757
Assets held for sale	—	43,662
Other current assets	271,003	284,248

Total current assets	6,835,077	7,407,679
Long-term investments	2,651,927	2,324,505
Property, plant and equipment	3,011,110	2,741,702
Less: accumulated depreciation and amortization	(1,736,086)	(1,711,035)

Net property, plant and equipment	1,275,024	1,030,667
Goodwill, net	338,982	548,848
Purchased technology and other intangible assets, net	81,093	210,790
Investment in joint venture	—	147,280
Deferred income taxes and other assets	87,054	104,088

Total assets	$11,269,157	$11,773,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,574	$2,550
Accounts payable and accrued expenses	1,618,042	2,189,539
Income taxes payable	139,798	239,718

Total current liabilities	1,765,414	2,431,807
Long-term debt	407,380	406,970
Other liabilities	167,814	269,136

Total liabilities	2,340,608	3,107,913

Stockholders’ equity:
Common stock	16,067	15,339
Additional paid-in capital	721,937	—
Retained earnings	8,227,793	8,692,135
Accumulated other comprehensive loss	(37,248)	(41,530)

Total stockholders’ equity	8,928,549	8,665,944

Total liabilities and stockholders’ equity	$11,269,157	$11,773,857

*	Amounts as of July 30, 2006 are unaudited. Amounts as of October 30, 2005 are derived from the October 30, 2005 audited consolidated financial statements. Certain amounts in the October 30, 2005 Consolidated Condensed Balance Sheet have been reclassified to conform to the 2006 presentation.

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	July 31,	July 30,
	2005	2006
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$963,186	$1,067,634
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	226,120	197,385
Loss on fixed asset retirements	17,851	26,181
Non-cash portion of restructuring and asset impairments	—	210,623
Acquired in-process research and development expense	—	14,000
Deferred income taxes	(21,699)	(45,885)
Excess tax benefit from equity-based compensation plans	—	(25,103)
Amortization of deferred compensation	96	—
Equity-based compensation	—	160,716
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	177,664	(661,419)
Inventories	91,026	(154,974)
Other current assets	27,483	(1,438)
Other assets	(44,640)	(17,659)
Accounts payable and accrued expenses	(261,494)	394,822
Income taxes payable	(130,237)	122,828
Other liabilities	4,006	(11,079)

Cash provided by operating activities	1,049,362	1,276,632

Cash flows from investing activities:
Capital expenditures	(136,766)	(120,103)
Cash paid for acquisitions, net of cash acquired	(101,793)	(329,326)
Investment in joint venture	—	(147,280)
Proceeds from disposition of assets held for sale	—	16,206
Proceeds from sales and maturities of investments	2,497,677	1,800,595
Purchases of investments	(2,396,433)	(674,225)

Cash flows from (used for) investing activities	(137,315)	545,867

Cash flows from financing activities:
Repayments of short-term debt and credit facilities	(13,290)	(5,399)
Repayments of long-term debt	(2,924)	—
Proceeds from common stock issuances	165,752	172,076
Common stock repurchases	(1,250,000)	(1,522,105)
Excess tax benefit from equity-based compensation plans	—	25,103
Payments of dividends to stockholders	(49,330)	(174,069)

Cash used for financing activities	(1,149,792)	(1,504,394)

Effect of exchange rate changes on cash and cash equivalents	199	10

Increase (decrease) in cash and cash equivalents	(237,546)	318,115
Cash and cash equivalents — beginning of period	1,493,292	990,342

Cash and cash equivalents — end of period	$1,255,746	$1,308,457

Supplemental cash flow information:
Cash payments for income taxes, net	$319,107	$370,674
Cash payments for interest	$16,619	$14,190

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1	Basis of Presentation and Equity-Based Compensation

Basis of Presentation

In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 30, 2005 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Form 10-K for the fiscal year ended October 30, 2005 (2005 Form 10-K). Applied’s results of operations for the three and nine months ended July 30, 2006 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (United States) requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Reclassifications

The accompanying consolidated condensed financial statements for fiscal 2005 contain certain reclassifications to conform to the fiscal 2006 presentation. These consist of the reclassification to long-term investments of $2.6 billion of certain fixed-income securities, excluding auction rate securities and variable rate demand notes, previously reported in short-term investments in fiscal 2005. The reclassifications resulted from a change in accounting for fixed-income investments based on contractual maturity dates. In connection with these reclassifications, short-term deferred taxes have been reclassified to long-term deferred taxes. In addition, $50 million of long-term equity securities, previously reported in other long-term assets, are also now included in long-term investments. There have been no changes in Applied’s investment policies or practices associated with this change in accounting method (see Note 2).

Equity-Based Compensation

Applied has adopted equity-based compensation plans that provide for the grant to employees of equity-based awards, including stock options and, beginning in fiscal 2005, restricted stock units (also referred to as performance shares under the Applied Materials, Inc. Employee Stock Incentive Plan). In addition, certain of these plans provide for the automatic grant of stock options to non-employee directors and permit the grant of equity-based awards to consultants. Applied also has two Employee Stock Purchase Plans (ESPP) for United States and international employees, respectively, which enable substantially all employees to purchase Applied common stock.

On October 31, 2005, Applied implemented the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (SFAS 123(R)), using the modified prospective transition method. SFAS 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. Using the modified prospective transition method of adopting SFAS 123(R), Applied began recognizing compensation expense for stock options and ESPP shares granted after October 30, 2005, plus equity-based awards granted prior to, and unvested as of October 31, 2005. As provided under this method of implementation, prior periods have not been restated. The estimated fair value of Applied’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis.

The equity-based compensation expense for the three and nine months ended July 30, 2006 included $9 million and $20 million, respectively, related to restricted stock units. The expense related to restricted stock units would have been included in Applied’s Consolidated Condensed Statements of Operations under the provisions of

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and is therefore excluded from the impact of the implementation of SFAS 123(R) for the three and nine months ended July 30, 2006. As a result of adopting SFAS 123(R), Applied’s income before taxes and net income for the three months ended July 30, 2006 were reduced by $44 million and $40 million, respectively, and Applied’s income before taxes and net income for the nine months ended July 30, 2006 were reduced by $141 million and $113 million, respectively. The implementation of SFAS 123(R), which resulted in the expensing of stock options and the ESPP over the vesting or purchase period, as applicable, reduced basic and fully diluted earnings per share by $0.03 for the three months ended July 30, 2006, and $0.07 for the nine months ended July 30, 2006.

Total equity-based compensation expense recognized in the Consolidated Condensed Statements of Operations consists of charges associated with stock options, restricted stock units and the ESPP. Equity-based compensation expense and the related income tax benefit for the three months ended July 30, 2006 were $54 million (or $0.03 per diluted share) and $5 million, respectively. During the first nine months of fiscal 2006, Applied recognized total equity-based compensation expense of $161 million (or $0.08 per diluted share) and a tax benefit of $31 million.

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

Stock Options

The exercise price of each stock option equals the market price of Applied’s stock on the date of grant. Most options are scheduled to vest over four years and expire no later than seven years from the grant date. Applied estimates the fair value of each option grant on the date of grant using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Applied’s employee stock options have characteristics significantly different from those of publicly traded options. The weighted average assumptions used in the model are outlined in the following table:

	Three Months Ended	Nine Months Ended
	July 30, 2006	July 30, 2006

Stock Options:
Dividend yield	1.23%	0.70%
Expected volatility	36%	37%
Risk-free interest rate	5.0%	4.5%
Expected life (in years)	3.8	3.8

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in stock options outstanding under Applied’s equity-based compensation plans during the nine months ended July 30, 2006 is presented below:

			Weighted Average
			Remaining	Aggregate
		Weighted Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
	(In thousands, except per share amounts)

Options outstanding at October 30, 2005	200,007	$18.67	3.4	$317,162
Granted	11,397	17.02
Exercised	(9,929)	14.34
Canceled	(14,404)	18.95

Options outstanding at July 30, 2006	187,071	18.77	3.0	$79,618
Options exercisable and expected to become exercisable at July 30, 2006	184,920	18.78	3.0	$79,582
Options exercisable at July 30, 2006	151,837	19.45	2.4	$38,908

The weighted average grant date fair value of options granted during the three and nine months ended July 30, 2006 was $5.07 and $5.94, respectively. The total intrinsic value of options exercised during the three and nine months ended July 30, 2006 was $3 million and $43 million, respectively. The total fair value of options that vested during the three and nine months ended July 30, 2006 was $238 million and $242 million, respectively. At July 30, 2006, Applied had $158 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that is expected to be recognized over the weighted average period of 1.1 years. Cash received from stock option exercises was $10 million and $142 million during the three and nine months ended July 30, 2006, respectively. During the third quarter of fiscal 2006, as part of the acquisition of Applied Films Corporation (Applied Films), Applied assumed outstanding options to purchase Applied Films common stock that, at the acquisition date, had a fair value of $26 million, including $6 million of total unrecognized compensation expense, net of $2 million of estimated forfeitures (see Note 12). The total stock options assumed by Applied were converted into options to purchase 3 million shares of Applied common stock.

Employee Stock Purchase Plans

Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. No shares were issued under the ESPP during the third quarter of fiscal 2006. Based on the Black-Scholes option pricing model, the weighted average estimated fair value of purchase rights under the ESPP was $5.34 for the nine months ended July 30, 2006. Compensation expense is calculated using the fair value of the employee’s purchase rights per the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

Nine Months Ended
July 30, 2006

ESPP:
Dividend yield	0.04%
Expected volatility	31.9%
Risk-free interest rate	3.19%
Expected life (in years)	1.25

Restricted Stock Units

Restricted stock units (also referred to as performance shares) are converted into shares of Applied common stock upon vesting on a one-for-one basis. Typically, vesting of restricted stock units occurs over four years and is subject to the employee’s continuing service to Applied. The compensation expense related to these awards was

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

determined using the fair market value of Applied’s common stock on the date of the grant and is recognized over the vesting period.

A summary of the changes in restricted stock units outstanding under Applied’s equity-based compensation plans during the nine months ended July 30, 2006 is presented below:

			Weighted Average
		Weighted Average	Remaining	Aggregate
		Grant Date	Contractual	Intrinsic
	Shares	Fair Value	Term (Years)	Value
	(In thousands, except per share amounts)

Non-vested restricted stock units at October 30, 2005	75	$17.47	3.9	$1,384
Granted	5,625	17.96
Vested	(33)	18.33
Canceled	(293)	18.05

Non-vested restricted stock units at July 30, 2006	5,374	17.96	3.1	$83,773
Non-vested restricted stock units expected to vest at July 30, 2006	4,755	17.95	3.4	$74,133

At July 30, 2006, Applied had $67 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which is expected to be recognized over the weighted average period of 1.5 years. During the third quarter of fiscal 2006, as part of the acquisition of Applied Films, Applied assumed Applied Films’ outstanding restricted stock awards that, at the acquisition date, had a fair value of $298,000, including $130,000 of total unrecognized equity-based compensation expense, net of estimated forfeitures. The Applied Films restricted stock awards assumed are expected to convert into 19,000 shares of Applied common stock upon vesting.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006

Prior to fiscal 2006, Applied followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended. The following table illustrates the effect on net income and earnings per share for the three and nine months ended July 31, 2005 if the fair value recognition provisions of SFAS 123, as amended, had been applied to options granted under Applied’s equity-based compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods. If Applied had recognized the expense of equity-based compensation programs in the Consolidated Condensed Statements of Operations, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes.

	Three Months Ended	Nine Months Ended
	July 31, 2005	July 31, 2005
	(In thousands, except per share amounts)

Reported net income	$369,591	$963,186
Equity-based compensation expense, net of tax	(53,517)	(164,675)

Pro forma net income	$316,074	$798,511

Earnings per share as reported:
Basic	$0.23	$0.58
Diluted	$0.23	$0.58
Pro forma earnings per share:
Basic	$0.19	$0.48
Diluted	$0.19	$0.48

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

For purposes of the weighted average estimated fair value calculations, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended	Nine Months Ended
	July 31, 2005	July 31, 2005

Stock Options:
Dividend yield	0.70%	0.04%
Expected volatility	39%	44%
Risk-free interest rate	3.90%	3.35%
Expected life (in years)	4.00	4.00
ESPP:
Dividend yield	None	None
Expected volatility	34%	52%
Risk-free interest rate	3.05%	2.40%
Expected life (in years)	1.25	1.25

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $5.83 and $6.53 for the three and nine months ended July 31, 2005, respectively. The weighted average estimated fair value of purchase rights under the ESPP was $5.52 and $5.71, respectively, for the three and nine months ended July 31, 2005.

Note 2	Financial Instruments

Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair market value has been lower than the cost basis, the financial condition and near-term prospects of the investee, credit quality, and Applied’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. Generally, the contractual terms of the investments do not permit settlement at prices less than the amortized cost of the investments. Applied has determined that the gross unrealized losses on its investments at July 30, 2006 are temporary in nature. The gross unrealized losses related to investments are primarily due to a decrease in the fair market value of fixed-rate debt securities as a result of increases in interest rates. Accordingly, Applied does not consider the investments to be other-than-temporarily impaired at July 30, 2006 as it has the ability and intent to hold the investments for a period of time that may be sufficient for anticipated recovery in fair market value.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table provides the gross unrealized losses and the fair market value of Applied’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of July 30, 2006.

	In Loss Position for		In Loss Position for
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Obligations of state and political subdivisions	$545,883	$(5,727)	$41,532	$(1,024)	$587,415	$(6,751)
U.S. commercial paper, corporate bonds and medium-term notes	324,158	(3,887)	170,213	(3,643)	494,371	(7,530)
U.S. Treasury and agency securities	561,744	(6,671)	328,601	(6,218)	890,345	(12,889)
Other debt securities	373,114	(5,769)	270,715	(7,308)	643,829	(13,077)

Total	$1,804,899	$(22,054)	$811,061	$(18,193)	$2,615,960	$(40,247)

During the second quarter of fiscal 2006, Applied changed its accounting method for certain fixed-income investments, which resulted in the reclassification of these investments from current assets to long-term investments. As a result, prior period balances have been reclassified to conform to the current period’s presentation. This accounting method is based on the contractual maturity dates of fixed-income securities as current or long-term, while the prior classification was based on the nature of the securities and the availability for use in current operations. Applied believes this method is preferable as it is more reflective of Applied’s assessment of the timing of when such securities are expected to be converted to cash. Accordingly, certain fixed-income investments of $2.6 billion have been reclassified from short-term investments to long-term investments in the October 30, 2005 Consolidated Condensed Balance Sheet to conform to the fiscal 2006 financial statement presentation. In connection with this reclassification, short-term deferred taxes have been reclassified to long-term deferred taxes. There have been no changes in Applied’s investment policies or practices associated with this change in accounting method.

In addition, $50 million of long-term equity securities previously reported in other long-term assets have been reclassified to long-term investments in the October 30, 2005 Consolidated Condensed Balance Sheet to conform to the fiscal 2006 financial statement presentation. Applied continues to classify auction rate securities and variable rate demand notes as current assets, notwithstanding the underlying contractual term of such investments, since the highly liquid nature of these investments enables them to be readily convertible to cash.

Applied’s derivative financial instruments, consisting of currency forward and option contracts, are recorded at fair value on the consolidated balance sheet, either in other current assets or accounts payable and accrued expenses. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment, as well as the ineffective portion of any hedges, are recognized in the Consolidated Condensed Statements of Operations. The effective portion of the gain/(loss) on cash flow hedges is reported as a component of accumulated other comprehensive income in stockholders’ equity, and is reclassified into results of operations when the hedged transaction affects income/(loss). The majority of the deferred gain/(loss) included in accumulated other comprehensive income as of July 30, 2006 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward and option contracts due to changes in time value are excluded from the assessment of effectiveness, and

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

are recognized in cost of products sold or expensed. The change in option and forward time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain/(loss) on the associated financial instrument in general and administrative expenses. The amounts recognized due to the anticipated transactions failing to occur or ineffective hedges were not material for all periods presented.

Accumulated other comprehensive income related to derivative activities for the three months ended July 30, 2006 increased by $3 million due to a net increase in the intrinsic value of derivatives as a result of the movement in foreign exchange rates. Accumulated other comprehensive income related to derivative activities for the nine months ended July 30, 2006 decreased by $5 million due primarily to the maturity of derivative instruments during the period and the resulting realization of foreign currency gains and losses.

Note 3	Earnings Per Share

Basic earnings per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, restricted stock units and ESPP shares) outstanding during the period. Applied’s net income has not been adjusted for any period presented for purposes of computing basic or diluted earnings per share.

For purposes of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price that exceeded the average fair market value of Applied’s common stock for the period, as the effect would be anti-dilutive. Options to purchase shares of common stock that were excluded from the computation were as follows:

	Three Months Ended		Nine Months Ended
	July 31,	July 30,	July 31,	July 30,
	2005	2006	2005	2006
	(In thousands, except prices)

Number of shares excluded	134,463	133,936	134,477	132,287
Average exercise price	$21.07	$20.50	$21.08	$20.50

Note 4	Accounts Receivable, Net

Applied has agreements with various financial institutions to sell accounts receivable from selected customers. Applied also discounts letters of credit through various financial institutions. Under these agreements, Applied sold accounts receivable and discounted letters of credit in the amounts of $22 million and $49 million for the three months ended July 31, 2005 and July 30, 2006, respectively, and in the amounts of $112 million and $140 million for the nine months ended July 31, 2005 and July 30, 2006, respectively. Discounting fees were not material for all periods presented. As of July 30, 2006, the amount of sold accounts receivable that remained outstanding under these agreements was immaterial. A portion of these sold accounts receivable is subject to certain recourse provisions. Applied has not experienced any losses under these recourse provisions.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 5	Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. Components of inventories were as follows:

	October 30,	July 30,
	2005	2006
	(In thousands)

Customer service spares	$383,003	$446,462
Raw materials	136,371	207,981
Work-in-process	129,778	260,667
Finished goods	384,941	426,808

	$1,034,093	$1,341,918

Finished goods inventory included $117 million at October 30, 2005 and $188 million at July 30, 2006 of newly introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria, described in Note 1 of the Notes to the Consolidated Financial Statements in Applied’s 2005 Form 10-K.

Note 6	Goodwill, Purchased Technology and Other Intangible Assets

Details of unamortized intangible assets were as follows:

	October 30, 2005			July 30, 2006
		Other			Other
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
	(In thousands)

Gross carrying amount	$384,852	$17,860	$402,712	$594,718	$17,860	$612,578
Accumulated amortization	(45,870)	—	(45,870)	(45,870)	—	(45,870)

	$338,982	$17,860	$356,842	$548,848	$17,860	$566,708

In accordance with accounting principles generally accepted in the United States, goodwill and other unamortized intangible assets are no longer subject to amortization, but are subject to annual review for impairment, which Applied performs during the fourth quarter of each fiscal year. Applied conducted goodwill impairment tests in fiscal 2005, and the results of these tests indicated that Applied’s goodwill and other unamortized intangible assets were not impaired. Goodwill and other unamortized intangible assets are also subject to review for impairment when circumstances or events occur throughout the year that indicate that the assets may be impaired. From October 30, 2005 to July 30, 2006, the increase in goodwill was approximately $210 million, primarily due to the acquisitions of Applied Films, completed in the third quarter of fiscal 2006, and of ChemTrace Corporation and ChemTrace Precision Cleaning, Inc. (collectively, ChemTrace), completed in the first quarter of fiscal 2006 (see Note 12), offset in part by other immaterial adjustments associated with previous acquisitions. Other intangible assets that are not subject to amortization consisted primarily of a trade name.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Details of amortized intangible assets were as follows:

	October 30, 2005			July 30, 2006
		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total
	(In thousands)

Gross carrying amount	$356,933	$37,270	$394,203	$469,683	$74,337	$544,020
Accumulated amortization	(308,816)	(22,154)	(330,970)	(323,200)	(27,890)	(351,090)

	$48,117	$15,116	$63,233	$146,483	$46,447	$192,930

Purchased technology and other intangible assets are amortized over their estimated useful lives of 2 to 15 years using the straight-line method. From October 30, 2005 to July 30, 2006, the change in the gross carrying amount of amortized intangible assets was approximately $150 million, primarily due to the acquisitions of Applied Films and ChemTrace (see Note 12). Aggregate amortization expense was $5 million and $6 million for the three months ended July 31, 2005 and July 30, 2006, respectively, and was $18 million and $20 million for the nine months ended July 31, 2005 and July 30, 2006, respectively. As of July 30, 2006, future estimated amortization expense is expected to be $10 million for the remainder of fiscal 2006, $32 million for fiscal 2007, $27 million for fiscal 2008, $25 million for fiscal 2009, $22 million for fiscal 2010, and $76 million thereafter.

Note 7	Accounts Payable, Accrued Expenses, Guarantees and Contingencies

Components of accounts payable and accrued expenses were as follows:

	October 30,	July 30,
	2005	2006
	(In thousands)

Accounts payable	$347,559	$505,222
Deferred revenue	318,106	439,208
Compensation and employee benefits	291,721	400,332
Installation and warranty	171,419	214,486
Other accrued taxes	159,368	116,389
Customer deposits	50,291	96,052
Dividends payable	48,237	76,696
Restructuring reserve	69,482	57,423
Other	161,859	283,731

	$1,618,042	$2,189,539

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Changes in the warranty reserves during the three and nine months ended July 31, 2005 and July 30, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,	July 30,	July 31,	July 30,
	2005	2006	2005	2006
	(In thousands)

Beginning balance	$174,958	$150,461	$178,918	$136,613
Provisions for warranty	30,434	54,831	117,284	162,548
Consumption of reserves	(55,242)	(40,041)	(146,052)	(133,910)

Ending balance	$150,150	$165,251	$150,150	$165,251

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

In the ordinary course of business, Applied also provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of July 30, 2006, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was approximately $96 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Applied also has agreements with various global banks to facilitate subsidiary banking operations world-wide, including overdraft arrangements, bank guarantees and letters of credit. As of July 30, 2006, Applied has provided parent guarantees to banks for approximately $80 million to cover these arrangements.

Applied is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Applied from time to time is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, product performance, product liability, unfair competition, employment and other matters. In addition, Applied on occasion receives notification from customers who believe that Applied owes them indemnification or other obligations related to infringement claims made against the customers by third parties. Applied evaluates, among other factors, the degree of probability of an unfavorable outcome and reasonably estimates the amount of the loss. Significant judgment is required in determining both the probability and whether an exposure can be reasonably estimated. When Applied determines that a loss is probable and the amount of the loss is reasonably estimable, the effect is promptly recorded in the consolidated financial statements. Significant changes in legal proceedings and claims or the factors considered in the evaluation of those matters could have a material adverse effect on Applied’s business, financial position and results of operations. Discussion of legal matters is incorporated by reference from Part II, Item 1, Legal Proceedings, of this quarterly report, and should be considered as an integral part of the Consolidated Condensed Financial Statements and these Notes.

Note 8	Restructuring and Asset Impairments

On January 24, 2006, Applied’s Board of Directors approved a plan to disinvest a portion of Applied’s real estate and facilities portfolio (the Plan). Under the Plan, during the first quarter of fiscal 2006, properties with an estimated fair value of $56 million were reported as assets held-for-sale and reclassified from property, plant and equipment on the Consolidated Condensed Balance Sheet. Applied recorded a pre-tax asset impairment charge of

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

$124 million during the first quarter of fiscal 2006 to write down the following properties to fair value: facilities in Narita, Japan; Chunan, Korea; Danvers, Massachusetts; and 26 acres of unimproved land in Hillsboro, Oregon. During the first quarter of fiscal 2006, Applied also recorded a pre-tax charge in the amount of $91 million for future lease obligations that continue through fiscal 2014 related to the closure of its Hayward, California facility as part of the Plan. During the third quarter of fiscal 2006, Applied sold the Danvers, Massachusetts facility for net proceeds of $16 million and recognized a gain of $4 million. Applied is actively marketing the remaining properties, and management believes that they will be sold within 12 months of the date that they were classified as held-for-sale.

During the third quarter of fiscal 2006, Applied recognized a net benefit of $3 million, consisting of a $4 million gain on the Danvers sale, partially offset by $1 million in costs associated with the facilities disinvestment under the Plan initiated in the first quarter of fiscal 2006. During the second quarter of fiscal 2006, Applied recognized a net benefit of $2 million, consisting of $4 million in adjustments associated with fiscal 2003 and 2004 restructuring actions (described below), partially offset by $2 million in costs associated with the Plan.

In fiscal 2003 and 2004, Applied implemented restructuring actions to align the Company’s cost structure with prevailing market conditions due to an industry downturn. These actions, which were necessary as a result of reduced business volume, decreased Applied’s global workforce and consolidated Applied’s global facilities. As of July 30, 2006, the majority of the fiscal 2003 and 2004 restructuring activities were completed. Restructuring reserve balances as of July 30, 2006 consisted principally of facility lease commitments that continue through fiscal 2014.

Changes in restructuring reserves for facilities for the nine months ended July 30, 2006 were as follows:

(In thousands)

Balance, October 30, 2005	$69,482
Restructuring charges	92,325
Consumption of reserves	(12,128)

Balance, January 29, 2006	149,679

Adjustment of restructuring reserves	(3,626)
Consumption of reserves	(7,283)

Balance, April 30, 2006	138,770

Consumption of reserves	(7,070)

Balance, July 30, 2006	131,700

Less current portion	(57,423)

Long-term portion	$74,277

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 9	Stockholders’ Equity

Comprehensive Income

Components of comprehensive income, on an after-tax basis where applicable, were as follows:

	Three Months Ended		Nine Months Ended
	July 31,	July 30,	July 31,	July 30,
	2005	2006	2005	2006
	(In thousands)

Net income	$369,591	$512,040	$963,186	$1,067,634
Change in unrealized net gain/(loss) on investments	(5,394)	10,168	(21,754)	(169)
Change in unrealized net gain/(loss) on derivative instruments qualifying as cash flow hedges	7,025	2,734	6,586	(5,220)
Foreign currency translation adjustments	(17,585)	10,246	(4,919)	8,176
Change in minimum pension liability	—	—	—	(7,069)

Comprehensive income	$353,637	$535,188	$943,099	$1,063,352

Components of accumulated other comprehensive loss, on an after-tax basis where applicable, were as follows:

	October 30,	July 30,
	2005	2006
	(In thousands)

Unrealized net loss on investments	$(21,618)	$(21,787)
Unrealized net gain on derivative instruments qualifying as cash flow hedges	9,207	3,987
Minimum pension liability	(17,868)	(24,937)
Cumulative translation adjustments	(6,969)	1,207

Accumulated other comprehensive loss	$(37,248)	$(41,530)

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

During the three months ended July 31, 2005 and July 30, 2006, respectively, Applied repurchased 27,069,000 shares of its common stock at an average price of $16.62 for a total cash outlay of $450 million, and 30,658,000 shares of its common stock at an average price of $16.30 for a total cash outlay of $500 million. During the nine months ended July 31, 2005 and July 30, 2006, respectively, Applied repurchased 75,306,000 shares of its common stock at an average price of $16.60 for a total cash outlay of $1.3 billion, and 84,722,000 shares of its common stock at an average price of $17.70 for a total cash outlay of $1.5 billion.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Dividends

On December 14, 2005, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.03 per share, payable on March 9, 2006 to stockholders of record as of February 16, 2006, for a total of $48 million. On March 21, 2006, Applied’s Board of Directors declared a quarterly cash dividend of $0.05 per share, an increase from the previous $0.03 per share, payable on June 8, 2006 to stockholders of record as of May 18, 2006, for a total of $78 million. On June 13, 2006, Applied’s Board of Directors declared a quarterly cash dividend of $0.05 per share payable on September 7, 2006 to stockholders of record as of August 17, 2006, for a total of $77 million. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors.

Note 10	Employee Benefit Plans

Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries. The components of the net periodic pension costs of these defined benefit plans for the three and nine months ended July 31, 2005 and July 30, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,	July 30,	July 31,	July 30,
	2005	2006	2005	2006
	(In thousands)		(In thousands)

Service cost	$3,480	$3,599	$10,441	$10,797
Interest cost	1,765	2,045	5,294	6,135
Expected return on plan assets	(691)	(1,058)	(2,072)	(3,174)
Amortization of transition obligation	14	16	42	48
Amortization of prior service costs	35	34	105	102
Amortization of net (gain)/loss	387	620	1,160	1,860

Net periodic pension cost	$4,990	$5,256	$14,970	$15,768

Note 11	Borrowing Facilities

Applied has credit facilities for unsecured borrowings in various currencies of up to approximately $412 million, of which $250 million is comprised of a revolving credit agreement in the United States with a group of banks that is scheduled to expire in September 2006. The agreement provides for borrowings at various rates, including the lead bank’s prime reference rate, and includes financial and other covenants with which Applied was in compliance at October 30, 2005 and July 30, 2006. No amounts were outstanding under this agreement at October 30, 2005 or at July 30, 2006. Applied does not expect to replace the revolving credit agreement upon its expiration. The remaining credit facilities of approximately $162 million are with Japanese banks at rates indexed to their prime reference rate and are denominated in Japanese yen. No amounts were outstanding under these Japanese credit facilities at October 30, 2005 or at July 30, 2006.

Note 12	Business Combinations and Investment in Joint Venture

On July 20, 2006, Applied and Dainippon Screen Mfg. Co., Ltd. (Screen) completed the formation of Sokudo Co., Ltd. (Sokudo), a Japanese joint venture company, to deliver advanced track solutions for customers’ critical semiconductor manufacturing requirements. Track systems are a key part of semiconductor manufacturing and are used before and after photolithography to deposit, bake and develop the photoresist layer that defines circuit patterns. Screen owns 52% and Applied owns 48% of Sokudo, as such Screen has the controlling interest in Sokudo. Screen transferred into Sokudo its existing track business and related intellectual property, including employees, products and its installed base of systems. Applied paid $147 million for its investment in Sokudo. Additionally,

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Applied contributed to Sokudo certain technology and related intellectual property and will provide key development employees. Screen will perform manufacturing for Sokudo under an outsourcing agreement. Applied accounts for its interest in Sokudo under the equity method of accounting. Under this accounting method, Applied’s exposure to loss from ongoing operations is limited to $147 million as of July 30, 2006, which represents Applied’s investment in Sokudo. Applied’s investment in Sokudo is classified in Investment in Joint Venture on the Consolidated Condensed Balance Sheet. The results of operations from the Sokudo joint venture from the date of acquisition were not material for the third quarter of fiscal 2006 and have not been included in the Condensed Consolidated Statement of Operations; these results will be included in Applied’s fourth quarter of fiscal 2006.

On July 7, 2006, Applied completed its acquisition of Applied Films Corporation, a Colorado corporation (Applied Films) and leading supplier of thin film deposition equipment used in manufacturing flat panel displays (FPDs), solar cells, flexible electronics and energy-efficient glass. Applied paid $28.50 per share in cash for each outstanding share of Applied Films. The total purchase price was approximately $484 million, or $328 million net of Applied Films’ existing cash and marketable securities. As part of the acquisition, Applied assumed Applied Films’ outstanding stock options and restricted stock awards that, at the acquisition date, had a total fair value of $26 million, of which $18 million was allocated to the purchase price and the remainder to unearned compensation. Upon the acquisition and subject to vesting, Applied Films stock options became exercisable for shares of Applied common stock and Applied Films restricted stock awards became payable in shares of Applied common stock totaling, in the aggregate, 3 million shares of Applied common stock. The fair value of Applied Films’ stock options assumed was determined using a Black-Scholes model. The use of the Black-Scholes model and method of determining the variables is consistent with Applied’s valuation of equity-based compensation awards in accordance with SFAS 123(R) (see Note 1). Applied recorded an in-process research and development expense of $14 million, reported as research, development and engineering expense in the Consolidated Condensed Statements of Operations; goodwill of $201 million; and other intangible assets of $140 million. The acquired in-process research and development expense was determined by identifying research projects for which technological feasibility had not been established and no alternative future use existed. The value of the projects identified as in-process was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value at a rate commensurate with the level of risk and maturity of the projects, and then applying a percentage of completion to the calculated value. The allocation of the purchase price was based on estimates of the fair value of the assets acquired and is subject to adjustment upon finalization of the purchase price allocation. The results of operations from Applied Films were not material for the third quarter of fiscal 2006 and have not been included in the Condensed Consolidated Statement of Operations; these results will be included in Applied’s fourth quarter of fiscal 2006.

On December 23, 2005, Applied acquired all of the outstanding shares of ChemTrace Corporation and ChemTrace Precision Cleaning, Inc. (collectively, ChemTrace) for a total purchase price of approximately $22 million in cash, of which $18 million was paid upon closing. ChemTrace provides customers with precision parts cleaning and materials testing solutions. In connection with this acquisition, Applied recorded goodwill of $12 million and other intangible assets of $8 million.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

For the acquisitions discussed above, comparative proforma financial information has not been presented, as the effects on results of operations were not material to Applied’s Consolidated Condensed Financial Statements for any of the periods presented. The in-process research and development expenses related to these transactions were not material. Goodwill is not amortized but is reviewed periodically for impairment, and purchased technology and other intangible assets are amortized over their estimated useful lives of 2 to 15 years.

Note 13	Income Taxes

The income tax rate for the third quarter of fiscal 2006 was 29.1 percent and included benefits of $34 million due primarily to a favorable resolution of audits of prior years’ income tax filings. Applied’s effective income tax provision rate for the comparable quarter of fiscal 2005 was 8.9 percent, which included benefits of $118 million due to a favorable resolution of audits of prior years’ income tax filings and $14 million relating to a change in estimate with respect to export tax benefits. The effective income tax rate is highly dependent on the geographic composition of worldwide earnings, tax regulations for each region, non-tax deductible expenses incurred in connection with acquisitions, and availability of tax credits. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly.

Note 14	Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

Beginning in fiscal 2008, FIN 48 will become effective for Applied. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Applied is evaluating the potential impact of the implementation of FIN 48 on its financial position and results of operations.

In April 2006, FASB issued FSP FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (FIN 46(R)-6), which requires the variability of an entity to be analyzed based on the design of the entity. The nature and risks in the entity, as well as the purpose for the entity’s creation, are examined to determine the variability in applying FIN 46(R). The variability is used in applying FIN 46(R) to determine whether an entity is a variable interest entity, which interests are variable interests in the entity, and who is the primary beneficiary of the variable interest entity. This statement is effective for all reporting periods beginning after June 15, 2006. Applied does not expect that the implementation of FIN 46(R)-6 will have a material impact on its financial position or results of operations.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154), which requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors beginning in Applied’s fiscal 2007. Applied does not expect the adoption of this standard to have a material effect on Applied’s financial position or results of operations.

Note 15	Subsequent Event

On August 14, 2006, Applied’s wholly-owned subsidiary, Metron Technology, Inc. (Metron), purchased certain parts cleaning and recycling assets in Singapore from UMS Solutions Pte. Ltd. (UMS Solutions), a wholly-owned subsidiary of Norelco UMS Holdings Limited, for $9 million. The acquisition enhances Metron’s capabilities in Southeast Asia to provide advanced, high-quality parts cleaning services to support its customers’ integrated circuit manufacturing requirements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements in this Quarterly Report on Form 10-Q, including those made by management of Applied Materials, Inc. and its subsidiaries (Applied or the Company), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Applied’s future financial results, operating results, business strategies, cash generation, cash deployment strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, acquisitions and joint ventures, growth opportunities, and legal proceedings, as well as industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in Part II, Item 1A, Risk Factors. Other risks and uncertainties are disclosed in Applied’s prior Securities and Exchange Commission (SEC) filings, including its Annual Report on Form 10-K for the fiscal year ended October 30, 2005. These and many other factors could affect Applied’s future financial operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this report or elsewhere by Applied or on its behalf. Applied undertakes no obligation to revise or update any forward-looking statements.

Overview

Applied develops, manufactures, markets and services integrated circuit fabrication equipment, providing nanomanufacturing technologytm solutions for the global semiconductor and semiconductor-related industry. Product development and manufacturing activities occur primarily in North America, Europe and Israel. Applied’s broad range of equipment, service and related products are highly technical and, as a result, are sold through a direct sales force. Customer demand for spare parts and services is fulfilled through a global spare parts distribution system and by trained service engineers located in close proximity to customer sites around the world.

As a supplier to the global semiconductor and semiconductor-related industry, Applied’s results are driven primarily by worldwide demand for integrated circuits, which in turn depends on end-user demand for electronic products. The global semiconductor and semiconductor-related industry is volatile, and consequently Applied’s operating results have reflected this volatility.

The following table presents certain significant measurements for the three and nine months ended July 31, 2005 and July 30, 2006:

				Nine Months
	Three Months Ended			Ended
	July 31,	July 30,		July 31,	July 30,
	2005	2006	% Change	2005	2006	% Change
	(In millions, except per share amounts and percentages)			(In millions, except per share amounts and percentages)

New orders	$1,468	$2,670	82%	$4,696	$7,199	53%
Net sales	$1,632	$2,543	56%	$5,274	$6,649	26%
Gross margin	$717	$1,223	71%	$2,326	$3,106	34%
Gross margin percent	43.9%	48.1%	10%	44.1%	46.7%	6%
Net income	$370	$512	39%	$963	$1,068	11%
Earnings per diluted share	$0.23	$0.33	46%	$0.58	$0.67	16%

Operating results for fiscal 2005 reflected decreased global customer fab utilization and reduced or delayed capacity additions as a result of excess inventories and slowing demand for integrated circuits. During this period, Applied focused on lowering costs, improving efficiencies, reducing cycle time, and bringing new products to market. Applied also generated strong cash flow and returned value to stockholders by repurchasing stock and paying cash dividends. During the fourth quarter of fiscal 2005, customer demand began to increase.

Customer demand further improved in the first nine months of fiscal 2006, resulting in higher orders and revenues. During this period, Applied’s customers increased both high-volume production and leading-edge 65 nanometer (nm) and 45nm chip development. Results for this period also reflected Applied’s continued focus on cost controls. Operating performance was offset during the nine months in part by restructuring and asset impairment charges associated with the real estate and facilities disinvestment that commenced during the first fiscal quarter, by equity-based compensation expenses and by an in-process research and development expense (see Notes 1, 8 and 12 of the Notes to Consolidated Condensed Financial Statements).

During the third quarter of fiscal 2006, Applied completed certain transactions in support of the Company’s long-term growth strategy. Management believes that these transactions will enhance Applied’s ability to extend its nanomanufacturing capabilities into adjacent and new markets, including: color filters for flat panel displays, solar energy, flexible electronics, energy-efficient glass and track solutions for semiconductor manufacturing. These transactions included the acquisition of Applied Films Corporation (Applied Films), and the formation of a joint venture with Dainippon Screen Mfg. Co., Ltd. (Screen) (see Note 12 of the Notes to Consolidated Condensed Financial Statements). The results of operations of these companies subsequent to the acquisition dates were not material for the third quarter of fiscal 2006. During the fourth quarter of fiscal 2006, Applied purchased certain parts cleaning and recycling assets in Singapore from UMS Solutions Pte. Ltd. (UMS Solutions) a wholly-owned subsidiary of Norelco UMS Holdings Limited (see Note 15 of the Notes to Consolidated Condensed Financial Statements).

Applied’s long-term opportunities depend in part on the successful execution of its growth strategy, including increasing market share in existing markets, expanding into related markets, and cultivating new markets and business models. These opportunities are also subject to: (1) global economic conditions; (2) advanced technology and/or capacity requirements of integrated circuit manufacturers and their capital investment trends; (3) the profitability of integrated circuit manufacturers; (4) supply and demand for integrated circuits; (5) realization of the anticipated benefits of business combinations; (6) continued investment in research, development and engineering (RD&E); and (7) the relative competitiveness of Applied’s equipment and service products. For these and other reasons set forth in Part II, Item 1A, Risk Factors, which are incorporated by this reference, Applied’s prior consolidated results of operations are not necessarily indicative of future operating results.

Results of Operations

Applied received new orders of $2.7 billion for the third quarter of fiscal 2006, compared to $2.5 billion for the second quarter of fiscal 2006 and $1.5 billion for the third quarter of fiscal 2005. New orders for the third quarter of fiscal 2006 increased by 7 percent from the preceding quarter and increased by 82 percent from the third quarter of fiscal 2005. The increase in new orders from the previous quarter was broad-based for virtually all products, and was primarily attributable to increased customer demand from memory manufacturers and foundries. Orders increased in Japan, Taiwan, Southeast Asia and China, North America and Europe, and decreased in Korea.

New orders by region for the past two consecutive quarters were as follows:

	Three Months Ended
	April 30,		July 30,
	2006		2006
	($)	(%)	($)	(%)
	(In millions, except percentages)

Taiwan	479	19	566	21
Japan	434	17	534	20
North America(*)	444	18	475	18
Korea	542	22	435	16
Southeast Asia and China	350	14	418	16
Europe	239	10	242	9

Total	2,488	100	2,670	100

(*)	Primarily the United States.

Applied’s backlog for the most recent three fiscal quarters was as follows: $3.3 billion at July 30, 2006, $2.9 billion at April 30, 2006 and $2.7 billion at January 29, 2006. Backlog has been adjusted to reflect the acquisition of Applied Films. Backlog consists only of orders for which written authorizations have been accepted, shipment dates within 12 months have been assigned and revenue has not been recognized. Due to the potential for customer changes in delivery schedules or cancellation of orders, Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods.

Demand for integrated circuit manufacturing equipment has historically been volatile as a result of sudden changes in integrated circuit supply and demand and other factors, including rapid technological advances in the integrated circuit fabrication process. As a result of these conditions, there were fluctuations in Applied’s net sales throughout fiscal year 2005. During fiscal 2005, net sales increased from $1.8 billion in the first fiscal quarter to $1.9 billion in the second fiscal quarter, decreased to $1.6 billion in the third fiscal quarter, and increased to $1.7 billion in the fourth fiscal quarter. Net sales during the first fiscal quarter of 2006 increased to $1.9 billion and then to $2.2 billion during the second fiscal quarter of 2006, and then to $2.5 billion during the third fiscal quarter of 2006 due to broad-based customer demand resulting from rising fab utilization and investments in advanced technology.

Net sales by region for the three and nine months ended July 31, 2005 and July 30, 2006 were as follows:

	Three Months Ended				Nine Months Ended
	July 31,		July 30,		July 31,		July 30,
	2005		2006		2005		2006
	($)	(%)	($)	(%)	($)	(%)	($)	(%)
	(In millions, except percentages)

Taiwan	381	23	688	27	1,199	23	1,515	23
North America(*)	351	22	418	17	1,053	20	1,197	18
Japan	333	20	415	16	1,000	19	1,074	16
Korea	248	15	412	16	867	16	1,307	20
Southeast Asia and China	141	9	382	15	473	9	807	12
Europe	178	11	228	9	682	13	749	11

Total	1,632	100	2,543	100	5,274	100	6,649	100

(*)	Primarily the United States.

Gross margin percentage was 48.1 percent for the third quarter of fiscal 2006, compared to 46.5 percent for the second quarter of fiscal 2006 and 43.9 percent for the third quarter of fiscal 2005. Gross margin during the three and nine months ended July 30, 2006 included $9 million and $27 million of equity-based compensation expense, respectively. The increase in the gross margin percentage for the third quarter of fiscal 2006 from that of the previous quarter and from the third quarter of fiscal 2005 was principally attributable to the combination of improved revenue levels, decreased product costs and increased manufacturing volume and absorption, partially offset by increased variable compensation.

Operating expenses include expenses related to RD&E, marketing and selling (M&S), general and administrative (G&A), and restructuring and asset impairments. Expenses related to RD&E, M&S and G&A were $545 million for the third quarter of fiscal 2006, compared to $485 million for the second quarter of fiscal 2006 and $414 million for the third quarter of fiscal 2005. Higher total operating expenses during the three and nine months ended July 30, 2006 as compared to the same periods in 2005, were principally attributable to increased variable compensation, equity-based compensation, and early spending on the Company’s business transformation initiative, partially offset by savings resulting from Applied’s continued focus on controlling its overall cost structure. Equity-based compensation expenses for the three and nine months ended July 30, 2006 totaled $45 million and $134 million, respectively. During the third quarter of fiscal 2006, Applied launched the planning stage of its multi-year business transformation initiative, which is expected to include the design of new company-wide business processes and the transition to a single-vendor software system to perform various functions, such as order management and manufacturing control.

During the third quarter of fiscal 2006, Applied recorded an in-process research and development (IPR&D) expense in the amount of $14 million related to the acquisition of Applied Films that was reported as RD&E in the Consolidated Condensed Statement of Operations. Applied’s methodology for allocating the purchase price relating to purchase acquisitions to IPR&D was determined through established valuation techniques. The IPR&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. No IPR&D expense was recorded during the nine months ended July 31, 2005 (see Note 12 of the Notes to Consolidated Condensed Financial Statements).

The results of operations from Applied Films and the Sokudo joint venture were not material for the third quarter of fiscal 2006 and have not been included in the Condensed Consolidated Statement of Operations; these results will be included in Applied’s fourth quarter of fiscal 2006.

On January 24, 2006, Applied’s Board of Directors approved a plan to disinvest a portion of Applied’s real estate and facilities portfolio (the Plan). Under the Plan, during the first quarter of fiscal 2006, properties with an estimated fair value of $56 million were reported as assets held-for-sale and reclassified from property, plant and equipment on the Consolidated Condensed Balance Sheet. Applied recorded a pre-tax asset impairment charge of $124 million during the first quarter of fiscal 2006 to write down the following properties to fair value: facilities in Narita, Japan; Chunan, Korea; Danvers, Massachusetts; and 26 acres of unimproved land in Hillsboro, Oregon. During the first quarter of fiscal 2006, Applied also recorded a pre-tax charge in the amount of $91 million for future lease obligations that were scheduled to continue through fiscal 2014 related to the closure of its Hayward, California facility as part of the Plan. During the third quarter of fiscal 2006, Applied sold the Danvers, Massachusetts facility for net proceeds of $16 million and recognized a gain of $4 million. Applied is actively marketing the remaining properties, and management believes that they will be sold within 12 months of the date that they were classified as held-for-sale.

During the third quarter of fiscal 2006, Applied recognized a net benefit of $3 million, consisting of a $4 million gain on the Danvers sale, partially offset by $1 million in costs associated with the facilities disinvestment under the Plan initiated in the first quarter of fiscal 2006. During the second quarter of fiscal 2006, Applied recognized a net benefit of $2 million, consisting of $4 million in adjustments associated with fiscal 2003 and 2004 restructuring actions, partially offset by $2 million in costs associated with the Plan.

Net interest income was $42 million and $37 million for the three months ended July 30, 2006 and July 31, 2005, respectively, and $121 million and $95 million for the nine months ended July 30, 2006 and July 31, 2005, respectively. Higher net interest income during the nine months ended July 30, 2006 was primarily due to higher average portfolio yields, as well as a decrease in interest expense as a result of the repayment of scheduled debt maturities in September 2005.

The income tax rate for the third quarter of fiscal 2006 was 29.1 percent, compared to 31.3 percent for the second quarter of fiscal 2006 and 22.4 percent for the first quarter of fiscal 2006. The income tax rate for the third quarter of fiscal 2006 included benefits of $34 million due primarily to a favorable resolution of audits of prior years’ income tax filings. The first quarter tax rate includes the tax impact of the restructuring and asset impairment charges related to the real estate and facilities disinvestment plan (see Note 8 of Notes to Consolidated Condensed Financial Statements). The income tax rate for the third quarter of fiscal 2005 was a benefit of 8.9 percent, which included benefits of $118 million due to a favorable resolution of audits of prior years’ income tax filings and $14 million relating to a change in estimate with respect to export tax benefits. The effective income tax rate is highly dependent on the geographic composition of worldwide earnings, tax regulations for each region, non-tax deductible expenses incurred in connection with acquisitions and the availability of tax credits. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly.

Financial Condition, Liquidity and Capital Resources

During the nine months ended July 30, 2006, cash, cash equivalents and investments decreased by $828 million from $6.0 billion as of October 30, 2005 to $5.2 billion as of July 30, 2006.

Cash, cash-equivalents and investments consisted of the following:

	October 30,	July 30,
	2005	2006
	(In millions)

Cash and cash equivalents	$990	$1,308
Short-term investments	2,343	1,524
Long-term investments	2,652	2,325

Total cash, cash-equivalents and investments	$5,985	$5,157

During the second quarter of fiscal 2006, Applied changed its accounting method for certain fixed-income investments, which resulted in the reclassification of these investments from current assets to long-term investments. As a result, prior period balances have been reclassified to conform to the current period’s presentation. This accounting method is based on the contractual maturity dates of fixed-income securities as current or long-term, while the prior classification was based on the nature of the securities and the availability for use in current operations. Applied believes this method is preferable as it is more reflective of Applied’s assessment of the timing of when such securities are expected to be converted to cash. Accordingly, certain fixed-income investments of $2.6 billion have been reclassified from short-term investments to long-term investments in the October 30, 2005 Consolidated Condensed Balance Sheet to conform to the fiscal 2006 financial statement presentation. In connection with this reclassification, short-term deferred taxes have been reclassified to long-term deferred taxes. There have been no changes in Applied’s investment policies or practices associated with this change in accounting method.

In addition, $50 million of long-term equity securities previously reported in other long-term assets have been reclassified to long-term investments in the October 30, 2005 Consolidated Condensed Balance Sheet to conform to the fiscal 2006 financial statement presentation.

Applied continues to classify auction rate securities and variable rate demand notes as current assets, notwithstanding the underlying contractual term of such investments, since the highly liquid nature of these investments enables them to be readily convertible to cash.

Applied generated $1.3 billion of cash from operating activities during the nine months ended July 30, 2006. The primary sources of operating cash flow for the nine months ended July 30, 2006 were (1) net income, adjusted to exclude the effect of non-cash charges including depreciation, amortization, equity-based compensation, asset impairments and restructuring and IPR&D expenses; and (2) increases in accounts payable, other accrued expenses and income taxes payable, which were partially offset by increases in accounts receivable, inventories, other current assets and other assets and decreases in other liabilities. Applied utilized programs to sell accounts receivable and to discount letters of credit, which amounted to $140 million for the nine months ended July 30, 2006. The sales of these accounts receivable increased cash and reduced accounts receivable and days sales outstanding. Days sales outstanding was 82 days at the end of the third quarter of fiscal 2006, compared to 79 days at the end of the second quarter of fiscal 2006 and 85 days at the end of fiscal 2005, due principally to the volume and timing of shipments. Availability and usage of these accounts receivable sale programs depend on many factors, including the willingness of financial institutions to purchase accounts receivable and the cost of such arrangements. For further details regarding accounts receivable sales, see Note 4 of Notes to Consolidated Condensed Financial Statements.

Applied generated $546 million of cash from investing activities during the nine months ended July 30, 2006. Proceeds from sales and maturities of investments, net of purchases of investments, totaled $1.1 billion. Capital expenditures totaled $120 million and included purchases of lab equipment and network infrastructure, as well as $18 million to acquire three buildings at Applied’s headquarters site in Santa Clara, California that Applied had previously leased. During the first three quarters of fiscal 2006, Applied utilized $477 million in cash for acquisitions and an investment in a joint venture. During the third quarter of fiscal 2006, Applied acquired the outstanding stock of Applied Films for a purchase price of $328 million, consisting of $310 million in cash, net of cash and marketable securities acquired, and the assumption of $18 million of equity-based compensation. In addition, Applied formed a joint venture, Sokudo, with Screen for which Applied paid $147 million in cash and contributed other assets. In the first quarter of fiscal 2006, Applied acquired ChemTrace Corporation and ChemTrace Precision Cleaning, Inc. (collectively, ChemTrace) for $22 million in cash, net of cash acquired, of which $18 million was paid upon closing. For additional information regarding business combinations, see Note 12 of Notes to Consolidated Condensed Financial Statements.

Applied used $1.5 billion of cash for financing activities during the nine months ended July 30, 2006. Expenditures for these activities consisted of $1.5 billion for common stock repurchases, $174 million for cash dividends, and $5 million for repayment of short-term debt, partially offset by $172 million of cash generated by the issuance of common stock under equity-based compensation plans.

On December 14, 2005, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.03 per share, payable on March 9, 2006 to stockholders of record as of February 16, 2006, for a total of $48 million. On March 21, 2006, Applied’s Board of Directors declared a quarterly cash dividend of $0.05 per share, an increase from the previous $0.03 per share, payable on June 8, 2006 to stockholders of record as of May 18, 2006, for a total of $78 million. On June 13, 2006, Applied’s Board of Directors declared a quarterly cash dividend of $0.05 per share payable on September 7, 2006 to stockholders of record as of August 17, 2006, for a total of $77 million. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors.

Applied has credit facilities for unsecured borrowings in various currencies of up to approximately $412 million, of which $250 million is comprised of a revolving credit agreement in the United States with a group of banks that is scheduled to expire in September 2006. Applied does not expect to replace the revolving credit agreement upon its expiration.

Although cash requirements will fluctuate based on the timing and extent of many factors such as those discussed above and in “Risk Factors” below, Applied’s management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy Applied’s liquidity requirements for the next 12 months.

In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of July 30, 2006, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was approximately $96 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

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

A critical accounting policy is defined as one that is both material to the presentation of Applied’s consolidated financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on Applied’s financial condition or results of operations. Specifically, these policies have the following attributes: (1) Applied is required to make assumptions about matters that are highly uncertain at the time of the estimate; and (2) different estimates Applied could reasonably have used, or changes in the estimates that are reasonably likely to occur, would have a material effect on Applied’s financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. Applied bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as Applied’s operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and may not be known for prolonged periods of time. These uncertainties are discussed in the section below entitled “Risk Factors.” Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that Applied’s consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America, and provide a meaningful presentation of Applied’s financial condition and results of operations.

During the first quarter of fiscal 2006, Applied implemented the following new critical accounting policy.

Equity-Based Compensation — Employee Stock Option Plans and Employee Stock Purchase Plans: Beginning on October 31, 2005, Applied began accounting for stock options and ESPP shares under the provisions of SFAS 123(R), which requires the recognition of the fair value of equity-based compensation. The fair value of stock options and ESPP shares was estimated using a Black-Scholes option valuation model. This methodology requires the use of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility and estimated life of each award. The fair value of equity-based compensation awards less estimated forfeitures is amortized over the vesting period of the award, and Applied has elected to use the straight-line method. Applied makes quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies that require recognition in the consolidated condensed statements of operations. Prior to the implementation of SFAS 123(R), Applied accounted for stock options and ESPP shares under the provisions of APB 25 and made pro forma footnote disclosures as required by SFAS No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123,” which amended SFAS No. 123, “Accounting For Stock-Based Compensation.” Pro forma net income and pro forma net income per share disclosed in the footnotes to the Consolidated Condensed Financial Statements were estimated using a Black-Scholes option valuation model. The fair value of restricted stock units was calculated based upon the fair market value of Applied’s common stock at the date of grant (see Note 1 of Notes to Consolidated Condensed Financial Statements).

For further information about other critical accounting policies, see the discussion of critical accounting policies in Applied’s 2005 Form 10-K for the fiscal year ended October 30, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Applied’s investment portfolio includes fixed-income securities that had a fair value of approximately $4.3 billion at July 30, 2006. These securities are subject to interest rate risk and will decline in value as interest rates increase. Based on Applied’s investment portfolio at July 30, 2006, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $57 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied would not realize the losses in its Consolidated Condensed Statement of Operations unless the individual fixed-income securities are sold prior to recovery.

Certain operations of Applied are conducted in foreign currencies. Applied enters into currency forward and option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. Gains and losses on these contracts are generally recognized in income at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on currency forward exchange and option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses were not material for the three or nine months ended July 31, 2005 and July 30, 2006.

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

Linear Technology

On March 12, 2002, Linear Technology Corp. (LTC) filed a complaint against Applied in the Superior Court for the County of Santa Clara, captioned Linear Technology Corp. v. Applied Materials, Inc., Novellus Systems, Inc. and Tokyo Electron Ltd. (case no. CV806004), alleging claims for breach of contract, fraud and deceit, negligent misrepresentation, suppression of fact, unfair competition, breach of warranty, express contractual indemnity, implied equitable indemnity and declaratory relief. The complaint alleged, among other things, that Applied is obligated to indemnify and defend LTC for certain claims in an underlying patent infringement lawsuit brought by Texas Instruments, Inc. (TI) against LTC. On November 12, 2002, LTC filed an amended complaint in the Santa Clara action asserting essentially the same claims as in the original complaint, but adding an additional assertion that LTC and TI have settled their litigation. Applied’s motion to dismiss the amended complaint was granted in part. LTC filed Second and Third Amended Complaints, each of which was dismissed upon Applied’s motion. On February 13, 2004, LTC filed a Fourth Amended Complaint, which Applied moved to dismiss. LTC then filed a motion to amend its Fourth Amended Complaint, which the Court granted. On July 7, 2004, LTC filed a Fifth Amended Complaint. On October 5, 2004, Applied’s motion to dismiss LTC’s Fifth Amended Complaint was granted with prejudice. On January 11, 2005, LTC filed a notice of appeal of the dismissal of its complaint. Applied believes it has meritorious defenses and intends to pursue them vigorously.

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

On June 13, 2006, AKT filed an action in the Taiwanese Patent and Trademark Office challenging the validity of a patent owned by Jusung Engineering (Taiwanese Patent No. 249186) related to the severability of the transfer chamber. On June 20, 2006, Jusung Engineering filed a lawsuit against Applied and Applied’s subsidiary, AKT, in Hsinchu District Court in Taiwan, captioned Jusung Engineering, Co. Ltd. v. AKT America, Inc. and Applied Materials, Inc., alleging infringement of this patent. Jusung Engineering’s lawsuit seeks damages, costs and attorneys’ fees, but does not seek injunctive relief. Applied also believes that it has other meritorious defenses that it intends to pursue vigorously.

Taiwan Fair Trade Commission

On April 10, 2004, the Taiwan Fair Trade Commission (TFTC) notified Applied’s subsidiary, AKT, in Taiwan that, pursuant to a complaint filed by Jusung, the TFTC had begun an investigation into whether AKT had violated the Taiwan Fair Trade Act. The investigation focused on whether AKT violated the Taiwan Guidelines for the Review of Cases Involving Enterprises Issuing Warning Letters for Infringement on Copyright, Trademark and Patent Rights by allegedly notifying customers about AKT’s patent rights and the infringement of those rights by Jusung. On June 15, 2004, the TFTC notified Applied that Applied also was the subject of the investigation. By letter dated April 15, 2005, the TFTC notified Applied and AKT that there was insufficient evidence to support a claim against either company. Jusung appealed the TFTC’s decision, and the appeals court affirmed the decision of the TFTC in favor of Applied on February 7, 2006. Jusung has appealed the appeals court’s affirmation of the decision of the TFTC.

Silicon Services Consortium, et al.

On January 19, 2006, five companies that sell refurbished Applied tools (Silicon Services Consortium Inc., Semiconductor Support Services Co., OEM Surplus, Inc., Precision Technician Inc., and Semiconductor Equipment Specialist, Inc.) filed a lawsuit against Applied in federal court in Austin, Texas, captioned Silicon Services Consortium, Inc., et al. v. Applied Materials, Inc. (case no. A06CA051 LY). The plaintiffs claim that a policy that Applied announced in January 2005 of limiting the sale of certain parts to them constituted an unlawful attempt to monopolize the refurbishment business, an interference with existing contracts, and an interference with prospective business relationships. The suit seeks injunctive relief, damages, costs and attorneys’ fees. After Applied filed a motion to dismiss the original complaint, the plaintiffs filed an amended complaint alleging similar conduct. Applied filed a motion to dismiss the amended complaint on April 7, 2006, and a hearing was conducted on August 22, 2006. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

Applied does not believe that the outcome of any of the above matters will have a material adverse effect on its financial position or results of operations.

Other Legal Matters

From time to time, Applied receives notification from third parties, including customers and suppliers, seeking indemnification, litigation support, payment of money or other actions by Applied in connection with claims made against them by third parties. In addition, from time to time, Applied receives notification from third parties claiming that Applied may be or is infringing their intellectual property or other rights. Applied also is subject to various other legal proceedings and claims, both asserted and unasserted, that arise in the ordinary course of business. Although the outcome of these claims and proceedings cannot be predicted with certainty, Applied does not believe that any of these other existing proceedings or claims will have a material adverse effect on its consolidated financial condition or results of operations.

Item 1A.	Risk Factors

The industry that Applied serves is volatile and unpredictable.

As a supplier to the global semiconductor and semiconductor-related industry, Applied is subject to the industry’s business cycles, the timing, length and volatility of which are difficult to predict. The industry has historically been cyclical due to sudden changes in demand for integrated circuits and manufacturing capacity, including capacity using the latest technology. The effect on Applied of these changes in demand, including end-customer demand, is occurring more rapidly, exacerbating the volatility of these cycles. These changes have affected the timing and amounts of customers’ purchases and investments in technology, and continue to affect Applied’s orders, net sales, gross margin and results of operations.

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

The global semiconductor and semiconductor-related industry is characterized by ongoing changes, including: (1) changes in customers’ capacity requirements, capacity utilization and capital spending, which depend in part on the demand for customers’ products and customers’ inventory levels relative to demand; (2) the importance of reducing the cost of system ownership, due in part to the increasing significance of consumer electronics as a driver for integrated circuit demand and the related focus on lower prices; (3) varying levels of business information technology spending; (4) increasingly complex technology requirements, including a significant rise in the number and importance of new materials and the increasing importance of expertise in device structure; (5) the growing types and varieties of integrated circuits and expanding number of applications across multiple substrate sizes, resulting in customers’ divergent technical demands and different rates of spending on capital equipment; (6) customers’ varying adoption rates of new technology; (7) a rising percentage of business from customers in Asia and the emergence of customers, competitors and suppliers in new geographical regions; (8) demand for shorter cycle times for the development, manufacture and installation of integrated circuit manufacturing equipment; (9) the heightened importance to customers of system reliability and productivity, and the effect on demand for systems as a result of their increasing productivity, device yield and reliability; (10) differing technical requirements of, rates of market growth for, and capital investments by, various device makers such as memory (including NAND flash and DRAM), logic and foundry; (11) customers’ increasing use of partnerships, alliances, joint ventures and industry consortia that has increased the influence of key integrated circuit manufacturers in technology decisions made by their global partners; (12) higher capital requirements for building and operating new integrated circuit fabrication plants; (13) the increasing difficulty for customers to move from product design to volume manufacturing; (14) the challenge to customers of moving volume manufacturing from one technology node to the next smaller technology node and the resulting impact on the technology transition rate; (15) the increasing cost and reduced affordability of research and development due to many factors including decreasing linewidths, increasing number of materials, expanding number of applications and increasing number and complexity of process steps; (16) the rate of growth in the industry; (17) the increasing importance of the availability of spare parts to assure maximum system uptime; (18) concern among U.S. governmental agencies regarding possible national commercial and/or security issues posed by the growing manufacturing business in Asia; (19) the need to effectively manage a growing number of products in more varied competitive environments; and (20) the increasing importance of operating flexibility to enable different responses to different markets, customers and applications. If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the industry, its business, financial condition and results of operations could be materially and adversely affected.

Applied must adapt its business and product offerings to respond to competition and rapid technological changes in the industry.

As Applied operates in a highly competitive environment, its future success heavily depends on effective development, commercialization and customer acceptance of its nanomanufacturing technology equipment, service and related products. In addition, Applied must successfully execute its growth strategy, including increasing market share in existing markets, expanding into related markets, and cultivating new markets and new business models, while constantly improving its operational performance. Applied’s success is subject to many risks, including but not limited to its ability to timely, cost-effectively and successfully: (1) develop and market new products and price products appropriately; (2) improve existing products, develop new applications for existing products, and increase market share in its existing markets; (3) expand into or develop related and new markets for its nanomanufacturing technology; (4) anticipate and capitalize on opportunities in new markets such as solar; (5) appropriately allocate RD&E funding; (6) achieve market acceptance of, and accurately forecast demand and meet production schedules for, its products; (7) achieve cost efficiencies across product offerings; (8) adapt to technology changes in related markets, such as lithography; (9) develop, market and price similar products for use by customers in different applications and/or in related markets that may have varying technical requirements; (10) adapt to changes in value offered by companies in different parts of the supply chain; (11) qualify products for volume manufacturing with its customers; (12) implement changes in its design engineering methodology, including those that enable significant decreases in material costs and cycle time, greater commonality of platforms and types of parts used in different systems, and effective product life cycle management; (13) improve its manufacturing processes; and (14) deploy initiatives to transform the Company’s information technology systems and business processes, including transition to a single-vendor enterprise resource planning (ERP) software system. The development, introduction and support of an increasingly broad set of products, including those enabling the transition to smaller device feature sizes and incorporation of new materials, have grown increasingly complex and expensive over time. Furthermore, new or improved products may involve higher costs and reduced efficiencies compared to Applied’s more established products and could adversely affect Applied’s gross margins. In addition, Applied must regularly reassess the size, capability and location of its global infrastructure and timely make appropriate changes in its real estate and facilities portfolio. If Applied does not successfully manage these challenges, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to the risks of operating a global business.

In the third quarter of fiscal 2006, more than 80 percent of Applied’s net sales were to regions outside the United States. Certain manufacturing facilities and suppliers of Applied are also located outside the United States. Managing Applied’s global operations presents challenges, including but not limited to those arising from: (1) varying regional and geopolitical business conditions and demands; (2) global trade issues; (3) variations in protection of intellectual property and other legal rights in different countries; (4) rising raw material and energy costs; (5) variations in the ability to develop relationships with suppliers and other local businesses; (6) changes in laws and regulations of the United States (including export restrictions) and other countries, as well as their interpretation and application; (7) fluctuations in interest rates and currency exchange rates; (8) the need to provide sufficient levels of technical support in different locations; (9) political instability, natural disasters (such as earthquakes, floods or storms), pandemics, terrorism or acts of war where Applied has operations, suppliers or sales; (10) cultural differences; (11) special government-supported efforts to promote local integrated circuit manufacturing equipment companies; and (12) shipping delays. Many of these challenges are present in China, which is experiencing significant growth of suppliers and prospective competitors to Applied and which Applied believes presents a large potential market for integrated circuit equipment and opportunity for growth over the long term. These challenges, as well as global uncertainties with respect to: (1) economic growth rates in various countries; (2) consumer confidence; (3) the sustainability, timing, rate and amount of demand for electronics products and integrated circuits; (4) capital and operational spending by integrated circuit manufacturers; and (5) price trends for certain integrated circuit devices, may materially and adversely affect Applied’s business, financial condition and results of operations.

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

Applied has made, and may in the future make, acquisitions of, or investments in, companies, technologies or products in existing, related or new markets for Applied. Acquisitions involve numerous risks, including but not limited to: (1) diversion of management’s attention from other operational matters; (2) inability to complete acquisitions as anticipated or at all; (3) inability to realize anticipated benefits; (4) failure to commercialize purchased technologies; (5) inability to capitalize on characteristics of new markets that may be significantly different from Applied’s existing market; (6) inability to obtain and protect intellectual property rights in key technologies; (7) ineffectiveness of an acquired company’s internal controls; (8) impairment of acquired intangible assets as a result of technological advancements or worse-than-expected performance of the acquired company or its product offerings; (9) unknown, underestimated and/or undisclosed commitments or liabilities; (10) failure to integrate and retain key employees; (11) excess or underutilized facilities; and (12) ineffective integration of operations, technologies, products or employees of the acquired companies. Applied also makes strategic investments in other companies, including companies formed as a joint venture, which may decline in value and/or not meet desired objectives. The success of these investments depends on various factors over which Applied may have limited or no control and, particularly with respect to joint ventures, requires ongoing and effective cooperation with strategic partners. Mergers and acquisitions and strategic investments are inherently subject to significant risks, and the inability to effectively manage these risks could materially and adversely affect Applied’s business, financial condition and results of operations.

Manufacturing interruptions or delays could affect Applied’s ability to meet customer demand, while the failure to estimate customer demand accurately could result in excess or obsolete inventory.

Applied’s business depends on its ability to supply equipment, services and related products that meet the rapidly changing requirements of its customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers. Some key parts may be subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers in developing regions, including China. In addition, Applied has implemented several key operational initiatives, including integrate-to-order, module-final-test and merge-in-transit programs that are intended to improve manufacturing efficiency, as well as the transition to a single-vendor software system to perform various functions, such as order management and manufacturing control. Significant interruptions of manufacturing operations or the delivery of services as a result of (1) the failure or inability of suppliers to timely deliver quality parts; (2) volatility in the availability and cost of materials; (3) difficulties or delays in obtaining required export approvals; (4) information technology or infrastructure failures; (5) difficulties related to planning or effecting business process changes and implementing a new ERP system; (6) natural disasters (such as earthquakes, floods or storms); or (7) other causes (such as regional economic downturns, pandemics, political instability, terrorism or acts of war), could result in delayed deliveries, manufacturing inefficiencies, increased costs or order cancellations. Moreover, if actual demand for Applied’s products is different than expected, Applied may purchase more/fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. Any or all of these factors could materially and adversely affect Applied’s business, financial condition and results of operations.

The failure to successfully implement outsourcing activities could adversely affect results of operations.

To better align costs with market conditions and to increase productivity and operational efficiency, Applied outsources certain functions to third parties, including companies in India, China and other countries. These include engineering, manufacturing, customer support, software development and administrative activities. The expanding role of third party providers has required changes to Applied’s existing operations and the adoption of new procedures and processes for retaining and managing these providers in order to protect its intellectual property. If Applied does not effectively develop and implement its outsourcing strategy, if required export approvals are not timely obtained, or if third party providers do not perform as anticipated, Applied may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs, manufacturing interruptions or delays and/or loss of its intellectual property rights, which could materially and adversely affect Applied’s business, financial condition and results of operations.

The ability to attract, retain and motivate key employees is vital to Applied’s success.

Applied’s success and competitiveness depend in large part on its ability to attract, retain and motivate key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, changes in Applied’s management or leadership, competitors’ hiring practices, and the effectiveness of Applied’s compensation programs, including its equity-based programs. Applied regularly evaluates its overall compensation programs and makes adjustments, as appropriate, to enhance their competitiveness, such as instituting broad-based grants of restricted stock units in fiscal 2006. If Applied’s compensation practices or employee benefit programs do not successfully attract, retain and motivate key employees, Applied’s ability to capitalize on its opportunities and optimize its operating results may be materially and adversely affected.

Changes in tax rates or tax liabilities could affect results.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Applied must include in its annual report on Form 10-K a report of management on the effectiveness of Applied’s internal control over financial reporting and an attestation by Applied’s independent registered public accounting firm to the adequacy of management’s assessment of Applied’s internal control. Ongoing compliance with these requirements is complex, costly and time-

consuming. If (1) Applied fails to maintain effective internal control over financial reporting; (2) Applied’s management does not timely assess the adequacy of such internal control; or (3) Applied’s independent registered public accounting firm does not timely attest to the evaluation, Applied could be subject to regulatory sanctions and the public’s perception of Applied may decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of July 30, 2006 with respect to the shares of common stock repurchased by Applied during the third quarter of fiscal 2006:

				Maximum Dollar
			Total Number of	Value of Shares That
		Average	Shares Purchased as	May yet be
	Total Number of	Price Paid	Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Plans*	the Plans*
	(Shares in thousands)		(Shares in thousands)	(Dollars in thousands)

Month #1
(May 1, 2006 to May 28, 2006)	4,025	$16.80	4,025	$4,932
Month #2
(May 29, 2006 to June 25, 2006)	13,368	$16.58	13,368	$4,711
Month #3
(June 26, 2006 to July 30, 2006)	13,265	$15.88	13,265	$4,500

Total	30,658	$16.30	30,658

*	On March 22, 2006, the Board of Directors approved a new stock repurchase program authorizing up to $5.0 billion in repurchases over the next three years ending in March 2009. With the adoption of this program, the Board terminated the $4.0 billion stock repurchase program authorized in March 2005 prior to its expiration, subject to the execution of then outstanding repurchase orders, which were completed before April 30, 2006.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit
No.	Description

2.1	Agreement and Plan of Merger dated May 4, 2006, among Applied Materials, Inc. Applied Films Corporation, and Blue Acquisition, Inc.*
10.52	Adjustments to Nonemployee Director Cash Compensation.
10.53	Form of Non-Qualified Stock Option Grant Agreement for use under Applied Materials, Inc.’s Employee Stock Incentive Plan, as amended.
10.54	Form of Non-Qualified Stock Option Grant Agreement for use under Applied Materials, Inc.’s 2000 Global Equity Incentive Plan, as amended.
10.55	Form of Performance Shares Agreement for use under Applied Materials, Inc.’s Employee Stock Incentive Plan, as amended.

Exhibit
No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Ratio of Earnings to Fixed Charges.

*	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Applied Materials, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ Nancy H. Handel
Nancy H. Handel
Senior Vice President,
Chief Financial Officer

August 31, 2006

By:	/s/ Yvonne Weatherford
Yvonne Weatherford
Corporate Vice President,
Corporate Controller

August 31, 2006

INDEX TO EXHIBITS

Exhibit
No.	Description

2.1	Agreement and Plan of Merger dated May 4, 2006, among Applied Materials, Inc. Applied Films Corporation, and Blue Acquisition, Inc.*
10.52	Adjustments to Nonemployee Director Cash Compensation.
10.53	Form of Non-Qualified Stock Option Grant Agreement for use under Applied Materials, Inc.’s Employee Stock Incentive Plan, as amended.
10.54	Form of Non-Qualified Stock Option Grant Agreement for use under Applied Materials, Inc.’s 2000 Global Equity Incentive Plan, as amended.
10.55	Form of Performance Shares Agreement for use under Applied Materials, Inc.’s Employee Stock Incentive Plan, as amended.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Ratio of Earnings to Fixed Charges.

*	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Applied Materials, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.