Form 10-K
period 2006-10-29
APPLIED MATERIALS INC /DE
filed 2006-12-14
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 29, 2006
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

Registrant’s telephone number, including area code:
(408) 727-5555

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC
Rights to Purchase Series A Junior Participating Preferred Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 30, 2006, based upon the closing sale price reported by the Nasdaq National Market on that date: $27,977,029,109.

Number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of November 26, 2006: 1,392,743,007

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for Applied Materials, Inc.’s Annual Meeting of Stockholders to be held on March 14, 2007 are incorporated by reference into Part III of this Form 10-K.

Caution Regarding Forward-Looking Statements

This Annual Report on Form 10-K of Applied Materials, Inc. and its subsidiaries (Applied or the Company) contains forward-looking statements. All statements in this Annual Report, including those made by the management of Applied, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Applied’s future financial results, operating results, cash flows and cash deployment strategies, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, acquisitions and joint ventures, growth opportunities, and legal proceedings, as well as semiconductor and semiconductor-related industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in Item 1A, “Risk Factors.” Other risks and uncertainties are disclosed in Applied’s prior Securities and Exchange Commission (SEC) filings. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Applied undertakes no obligation to revise or update any forward-looking statements.

The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Annual Report. All references to fiscal year apply to Applied’s fiscal year which ends on the last Sunday in October of each year.

PART I

Item 1:	Business

Organized in 1967, Applied, a Delaware corporation, develops, manufactures, markets and services fabrication equipment for the worldwide semiconductor and semiconductor-related industries. Customers for these products include manufacturers of semiconductor chips and wafers, flat panel displays, and other electronic devices such as solar photovoltaic (PV) cells. These customers use what they manufacture in their own products or sell them to other companies for use in advanced electronic components.

During fiscal 2006, Applied made certain changes to its internal financial reporting structure and, as a result, is reporting four segments: Silicon, Fab Solutions, Display, and Adjacent Technologies. A summary of net sales, operating income, depreciation/amortization, capital expenditures and assets for reportable segments is found in Note 10 to the Consolidated Financial Statements. A discussion of factors potentially affecting Applied’s operations is set forth under “Risk Factors” in Item 1A, which is incorporated herein by reference.

Silicon Segment

Applied’s Silicon segment comprises a wide range of manufacturing equipment used to fabricate semiconductor chips. Applied currently offers systems that perform most of the primary steps in the chip fabrication process, including: atomic layer deposition (ALD), chemical vapor deposition (CVD), physical vapor deposition (PVD), electrochemical plating (ECP), etch, ion implantation, rapid thermal processing (RTP), chemical mechanical planarization (CMP), wafer wet cleaning, wafer metrology and inspection, and systems that etch, measure and inspect circuit patterns on masks used in the photolithography process.

Most chips are built on a silicon wafer base and include a variety of circuit components, such as transistors and other devices, that are connected by multiple layers of wiring (interconnects). To build a chip, the transistors, capacitors and other circuit components are first created on the surface of the wafer by performing a series of processes to deposit and selectively remove successive film layers. Similar processes are then used to build the layers of wiring structures on the wafer. As the density of the circuit components increases to enable greater computing power in the same or smaller area, the complexity of building the chip also increases, necessitating more process steps to form smaller structures and more intricate wiring schemes. A typical, simplified process sequence for building the wiring portion of chips involves initially depositing a dielectric film layer onto the base layer of circuit components using a CVD system. An etch system is then used to create openings and patterns in the dielectric layer. To form the metal wiring, these openings and patterns are subsequently filled with conducting material using PVD and/or ECP technologies. A CMP step then polishes the wafer to achieve a flat surface. Additional deposition, etch and CMP steps are then performed to build up the layers of wiring needed to complete the interconnection of the circuit elements to form the chip. Advanced chip designs require about 500 steps involving these and other processes to complete the manufacturing cycle.

Over time, the semiconductor industry has migrated to increasingly larger wafers to build chips. The predominant wafer size used for volume production today is 200 millimeter (mm), or eight-inch, wafers, but a substantial number of advanced fabs now use 300mm, or 12-inch, wafers to gain the economic advantages of a larger surface area. The majority of new fab capacity is 300mm. Applied offers a comprehensive range of systems and, through its Fab Solutions segment, products and services to support 200mm and 300mm wafer processing.

A majority of process steps used in chipmaking are performed to build the interconnect, a complex matrix of microscopic wires that carry electrical signals to connect the transistor and capacitor components of a chip. While some customers are still using aluminum as the main conducting material for the interconnect, many have transitioned to copper. Copper has lower resistance than aluminum and can carry more current in a smaller area. Applied is the leading supplier of systems for manufacturing copper-based chips, and supplies systems for depositing, etching and planarizing the copper interconnect layers.

Complementing the transition to copper to improve chip speed is the use of low dielectric constant (low k) films to replace silicon dioxide material as the insulator between the copper wiring structures. Applied leads the industry in providing low k dielectric systems to chip manufacturers and many of these customers use the Company’s

Applied Producer Black Diamond® system in volume production. Applied’s second-generation system for low k dielectric film, the Applied Producer Black Diamond II, further reduces the dielectric constant to enhance the speed of customers’ most advanced chip designs.

The transistor portion of the chip is another area in which semiconductor manufacturers are improving their device designs to enhance speed. Applied has the industry’s largest portfolio of technically advanced products for building smaller and faster transistors. One such area is strain engineering, a technique that stretches or compresses the space between atoms, allowing current to flow more quickly, thus greatly enhancing chip performance. Applied leads the equipment industry in providing solutions to enable these applications with products such as its Applied Producer Stress Nitride, Applied Producer HARP (high aspect ratio process) and Applied Centura Epi systems.

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

The following summarizes Applied’s portfolio of products and their associated process technology areas reported under its Silicon segment.

Deposition

Deposition is a fundamental step in fabricating a chip. During deposition, layers of dielectric (an insulator), barrier, or electrically conductive (typically metal) films are deposited or grown on a wafer. Applied currently provides equipment to perform the four main types of deposition: ALD, CVD, PVD and ECP. In addition, Applied’s RTP systems can be used to perform certain types of dielectric deposition.

Atomic Layer Deposition

ALD is an emerging technology in which atoms are deposited one layer at a time to build chip structures. This technology enables customers to fabricate thin films of either conducting or insulating material with uniform coverage in sub-nanometer sized structures. Applied offers ALD chambers for depositing tungsten and tantalum nitride films. The Applied Endura iCuBStm product is the industry’s first system to integrate ALD and PVD chambers on a single platform for depositing critical barrier and seed layers in copper interconnects. The Applied Centura iSprinttm Tungsten system (iSprint) combines an ALD chamber, which deposits a tungsten nucleation film, with a CVD tungsten bulk fill process in one system. The iSprint is used to form contact structures that connect the transistors to the wiring areas of the chip.

Chemical Vapor Deposition

CVD is used by customers to deposit dielectric and metal films on a wafer. During the CVD process, gases that contain atoms of the material to be deposited react on the wafer surface, forming a thin film of solid material. Films deposited by CVD may be silicon oxide, single-crystal epitaxial silicon, amorphous silicon, silicon nitride, dielectric anti-reflective coatings, low k dielectric (for highly efficient insulating materials), aluminum, titanium, titanium nitride, polysilicon, tungsten, refractory metals or silicides. Applied offers the following CVD products and technologies:

The Applied Producer CVD system — This high-throughput platform features Twin-Chambertm modules that have two single-wafer process chambers per unit. Up to three Twin-Chamber modules can be mounted on each Producer platform, giving it a simultaneous processing capacity of six wafers. Many dielectric CVD processes can be performed on this platform. Key processes that help chipmakers extend their current lithography tools are the Applied Producer APF-etm (advanced patterning film) and the Applied Producer DARC® (dielectric anti-reflective coating) films. Together, they provide a film stack with the precise dimensional control and compatibility needed to cost-effectively pattern nano-scale features without additional integration complexity.

The Applied Centura Ultima HDP-CVD® system — High-density plasma CVD (HDP-CVD) is used to fill very small, deep spaces (gap-fill) with dielectric film. This product is used by a number of major integrated circuit manufacturers for gap-fill applications, including the deposition of silicon oxides in substrate isolation structures, contacts and interconnects.

Low k Dielectric Films — Many integrated circuit manufacturers are now incorporating new low k dielectric materials in their copper-based chip designs to further improve interconnect speed. The Applied Producer Black Diamond CVD low k system is being used by several customers in volume production to produce some of the industry’s most advanced devices. Using conventional CVD equipment, the Black Diamond product provides customers with a proven, cost-effective way to transition to this new material. The Applied Producer Black Diamond II is a second-generation dielectric that provides a lower k-value film for building faster 65 nanometer (nm) generation and below chip designs. A complementary low k dielectric, called the Applied Producer BLOktm (Barrier low k), enables the complete, multi-layer dielectric structure to benefit from low k technology.

Epitaxial Deposition — Epitaxial silicon (epitaxy or epi) is a layer of pure silicon grown in a uniform crystalline structure on the wafer to form a high quality base for the device circuitry. Epi technology is used in an increasing number of integrated circuit devices in both the wafer substrate and transistor areas of a chip to enhance speed. The Applied Centura Epi system integrates pre- and post-epi processes on the same system to improve film quality and reduce production costs. This system is also being used for silicon-germanium epi technology, which can reduce power usage and increase speed in certain types of advanced chips. For emerging transistor designs, the Applied Centura RP Epi system offers selective epi processes to enable faster transistor switching without the need to shrink the scale of the device.

Polysilicon Deposition — Polysilicon is a type of silicon used to form portions of the transistor structure within the integrated circuit device. The Applied Centura Polygentm LPCVD (low pressure chemical vapor deposition) system is a single-wafer, multi-chamber product that deposits thin, polysilicon films at high temperatures to create transistor gate structures. To address the challenging requirements of shrinking transistor gate structures, the Applied Centura DPN Gate Stack system integrates chambers for decoupled plasma nitridation (DPN), RTP anneal and polysilicon deposition on one platform to enable superior film quality and material properties.

Silicon Nitride Deposition — The Applied Centura SiNgen® Plus LPCVD system is a single-wafer, high-temperature system that deposits silicon nitride films for transistor applications. This system minimizes the amount of time the wafer is exposed to high temperatures and reduces particles while improving operating cost and productivity in critical transistor nitride layers.

Aluminum Deposition — In fiscal 2006, the Company introduced its Applied CVD Al (aluminum) process technology for building high-density interconnects in Flash and DRAM memory chips. Aluminum continues to be the material used by many memory manufacturers for interconnects. This advanced process, for sub-90nm generations, enables customers to replace tungsten structures with aluminum to achieve faster chips with fewer steps and less cost.

Tungsten Deposition — Tungsten is used in the contact area of a chip that connects the transistors to the wiring circuitry. In aluminum-based devices, tungsten is also used in the structures that connect the multiple layers of aluminum wiring. The Company has two products for depositing tungsten: the Applied Centura Sprint® Tungsten CVD system for 90nm and below devices and the Applied Centura iSprint ALD/CVD system for more advanced applications. The latter product combines ALD technology and CVD chambers on the same platform.

Physical Vapor Deposition

PVD, also called sputtering, is a physical process in which atoms of a gas, such as argon, are accelerated toward a metal target. The metal atoms chip off, or sputter away, and are then deposited on the wafer. Applied leads the industry in PVD technology with its Applied Endura PVD system. This system offers a broad range of advanced deposition processes, including aluminum, aluminum alloys, cobalt, titanium/titanium nitride, tantalum/tantalum nitride, tungsten/tungsten nitride, nickel, vanadium and copper (Cu).

The Applied Endura CuBS (copper barrier/seed) PVD system is widely used by customers for fabricating copper-based chips. Using PVD technology, the system deposits critical layers that prevent copper material from entering other areas of the device and primes the structure for the subsequent deposition of bulk copper by electrochemical plating. In fiscal 2006, Applied enhanced this system with new pre-clean chamber technology, extending the system’s capabilities to 45nm-generation and below copper-low k interconnects.

The Applied Endura system’s highly flexible, multi-chamber architecture allows the integration of multiple PVD processes or combinations of metal CVD and PVD technologies on the same system. In addition to the integrated Applied Endura iCuBS ALD/PVD system (discussed in the Atomic Layer Deposition section), the Applied Endura iLBtm (integrated liner barrier) system combines a PVD chamber for depositing titanium with a CVD chamber for titanium nitride deposition to form critical lining layers of interconnect structures. These structures are subsequently filled with tungsten, aluminum or other materials. In fiscal 2006, Applied announced significant advances to its Endura iLB system to meet the requirements of customers’ leading-edge device designs.

Electrochemical Plating

Electrochemical plating is a process by which metal atoms from a chemical fluid (an electrolyte) are deposited on the surface of an immersed object. Its main application in the semiconductor industry is to deposit copper in interconnect wiring structures. This process step follows the deposition of barrier and seed layers that prevent the copper from contaminating other areas of the device and improve the adhesion of the copper film.

The Applied SlimCelltm ECP (electrochemical plating) system offers a small-volume cell design that enables a reduction in defect levels compared to conventional systems while reducing chemical consumption.

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

For dielectric applications, the Applied Centura eMax® system etches a broad range of dielectric films in the contact and interconnect regions of the chip. Applied’s Producer Etch system utilizes the Company’s Twin-Chamber Producer platform concept to target cost-sensitive dielectric etch applications in 90nm and below design geometries. To address advanced low k etch applications, the Applied Centura Enabler® Etch system performs etch, strip and clean steps in a single chamber. The Enabler’s all-in-one capability streamlines the process flow for 65nm and below chip designs and significantly reduces operating costs.

The Applied Centura AdvantEdgetm Silicon Etch system offers chipmakers high precision gate etching for 65nm and 45nm-generation devices. For etching metals, Applied launched the Applied Centura AdvantEdge Metal Etch system in fiscal 2006. This system enables customers to extend aluminum interconnect technology to sub-70nm dimensions for Flash and DRAM memory applications.

Ion Implantation

During ion implantation, silicon wafers are bombarded by a beam of ions, called dopants, that penetrate (or implant) the film surface to a desired depth. The implantation step is used during transistor fabrication to change electrical properties of a material and achieve a particular electrical performance. Low-energy, high current implant technology is important to enabling the fabrication of smaller structures, which contributes to faster transistor performance. The Applied Quantum® X Plus Implant system provides chipmakers with a production-worthy, single-wafer, high-current implanter that enables transistor scaling beyond the 45nm node. The Quantum X Plus system’s fixed beam and precision mechanical scanning system provide precise energy control and low defect levels to deliver the process technology needed to achieve the most difficult and critical implants.

Rapid Thermal Processing

RTP is a process in which a wafer is subjected to rapid bursts of intense heat that can take the wafer from room temperature to more than 1,000 degrees Celsius in less than 10 seconds. A rapid thermal process is used mainly for modifying the properties of deposited films. The Applied Centura Radiance®Plus and Applied Vantage RadiancePlus RTP systems feature the same advanced RTP technology with differing platform designs. While the multi-chamber Centura platform offers exceptional process flexibility, the streamlined two-chamber Vantage platform is designed for dedicated high-volume manufacturing. These single-wafer RTP systems are also used for growing high quality oxide and oxynitride films, deposition steps that traditional large batch furnaces can no longer achieve with the necessary precision and control. For flash memory applications, the Applied Vantage RadOxtm system deposits high-performance transistor gate oxides with high productivity and low operating cost.

Chemical Mechanical Planarization

The CMP process removes material from a wafer to create a flat (planarized) surface. This process allows subsequent photolithography patterning steps to occur with greater accuracy and enables film layers to build with minimal height variations. The Company’s 200mm Applied Mirra Mesa® systems and 300mm Applied Reflexion® systems led the industry in CMP technology with important features such as integrated cleaning, film measurement and process control capabilities. The Company’s 300mm Applied Reflexion LK Ecmptm system features proprietary electrochemical mechanical planarization technology to provide a high-performance, cost-effective and extendible solution for copper/low k interconnects at the 65nm node and below. The Ecmp system removes bulk copper at a high rate by electric charge, making it ideal for fragile ultra-low k films.

Metrology and Wafer Inspection

Applied offers several types of products that are used to measure and inspect the wafer during various stages of the fabrication process:

Critical Dimension and Defect Review Scanning Electron Microscopes (CD-SEMs and DR-SEMs)

Scanning electron microscopes (SEMs) use an electron beam to form images of microscopic features, or critical dimensions (CDs), of a patterned wafer at extremely high magnification. Applied’s SEM products or systems provide customers with full automation, along with the high accuracy and sensitivity needed for measuring very small CDs. The Applied VeritySEMtm Metrology system uses proprietary SEM imaging technology to enable precise control of the lithography and etching processes. The VeritySEM measures CDs with less than 5 angstrom precision — a requirement for 45nm device production — and incorporates automation and software advancements for significantly higher throughput in production. The Company’s OPC Checktm software for the VeritySEM system performs automated qualification of OPC-based (optical proximity correction) chip designs, significantly reducing mask (see Mask Making section below) verification time over conventional manual methods.

DR-SEMs review defects on the wafer (such as particles, scratches or residues) that are first located by a defect detection system and then classify the defects to identify their source. The high-throughput, fully automatic Applied SEMVisiontm G3 Defect Analysis products enable customers to use this technology as an integral part of their production lines to analyze defects as small as 30nm with industry-leading throughput. The Applied SEMVision G3 FIB integrates advanced defect review SEM capability with automated focused ion beam (FIB) technology in one system. The FIB provides a cross-sectional view of the defects reviewed by the SEM, enabling chipmakers to analyze the defects in minutes as part of their in-line review process.

Wafer Inspection

Using laser-based technology, defects can be detected on patterned wafers (wafers with printed circuit images) as they move between processing steps. Defects include particles, open circuit lines, and shorts between lines. Incorporating key advances in imaging technology, the Applied ComPlus 3Ttm Inspection system, for darkfield applications, detects defects in devices with design rules of 65nm and below with the high speed required for customers’ volume production lines. The Applied UVisiontm Inspection system is the industry’s first laser-based 3D brightfield tool. Utilizing multi-beam, deep ultraviolet (DUV) laser illumination and high efficiency detectors, the

UVision system uncovers critical defects on the wafer that have not been detected before by other inspection systems, enabling customers to rapidly resolve performance-limiting defect issues and achieve greater chip yields.

Mask Making

Masks are used by photolithography systems to transfer microscopic circuit designs onto wafers. Since an imperfection in a mask may be replicated on the wafer, the mask must be virtually defect-free. Applied provides systems for etching, measuring and inspecting masks. The Applied Tetra II Mask etch system is based on the Company’s production-proven decoupled plasma source (DPS) wafer etch technology and is the semiconductor industry’s most advanced etch tool for fabricating masks. The Applied RETicle SEM system, built on Applied’s proven CD-SEM platform, measures virtually all mask types with sub-1nm precision, meeting the requirements of the industry’s most advanced masks.

Fab Solutions Segment

Through its Fab Solutions segment, Applied provides products and services designed to improve the performance and productivity of semiconductor manufacturers’ fab operations. These products embody the in-depth expertise and best known methods of Applied’s extensive global support infrastructure.

Fab Solutions serves a critical role in Applied’s ability to continuously support customers’ production requirements. Approximately 3,100 trained customer engineers and process support engineers are deployed in more than a dozen countries. These engineers are usually located at or near customers’ fab sites and service over 20,000 installed Applied systems and non-Applied systems.

Applied offers a broad range of products to maintain, service and optimize the operations of customers’ fabs. Applied Materials Genuine Partstm include spare parts manufactured to Applied’s strict technical specifications and quality standards. Applied Certified Service Productstm provide customers with optimized tool performance for improved total cost of ownership and a higher return on investment. Applied also offers remanufactured equipment, product enhancements and technical training for customers.

As part of its eService Solutions, Applied offers FAB300tm, a manufacturing execution system (MES), to monitor and control fab manufacturing activities. This system is used in semiconductor fabs, test, assembly and packaging facilities, and flat panel display (FPD) manufacturing facilities. Applied also offers a suite of diagnostic software that links hardware, process and service data from different processing systems throughout the fab. The Applied NeXustm SPC product is a new diagnostic tool that performs split-second analysis of process conditions in Applied’s processing systems.

Metron Technology, Inc. (Metron), a wholly-owned subsidiary of Applied Materials, offers a range of products and services for fab operations support. Metron’s products include fab and sub-fab systems, wafer management services, chamber performance services, gas and fluid handling components, and other services that are critical to semiconductor manufacturing. With Metron’s acquisition of ChemTrace in fiscal 2006, Metron now offers chipmakers a wide range of services to analyze and identify the sources of surface or airborne contamination. Metron also offers EcoSys® treatment systems to address a broad spectrum of semiconductor abatement applications. These energy-saving solutions enable chipmakers to meet their most stringent environmental goals.

Display Segment

Applied also manufactures and services equipment to fabricate flat panel displays (FPDs). These systems are used by FPD manufacturers to build and test thin-film transistor liquid crystal display (TFT-LCD) panels for televisions, computer displays and other consumer-oriented electronic applications. While similarities exist between the technologies utilized in chipmaking and display fabrication, there are significant differences, such as in the size and composition of the substrate (wafer vs. panel). FPD panels can be more than 70 times larger in area than today’s largest wafers (300mm diameter), and wafers are made of silicon, while FPD panels are made of glass.

Applied supplies a wide range of systems that process and test many different panel sizes. To meet consumers’ growing demand for larger, more cost-efficient LCD TVs, FPD manufacturers have continually increased the size of panels that can be processed. Leading-edge substrates, sized at 2.2 x 2.5 meters (m), now processed by Generation

(Gen) 8.5 systems, are designed to enable the production of up to six 55-inch LCD TV screens. Applied announced three new systems for manufacturing Gen-8.5 panels in October 2006.

The AKT-55K PECVD (plasma-enhanced CVD) system, used for fabricating the transistor layer of Gen-8.5 panels, features Applied’s multi-chamber platform architecture. For fabricating the color filter layer of these panels, Applied offers a fully automated vertical sputtering system, the AKT-NEW ARISTOtm 2200. Applied acquired the NEW ARISTOtm technology during fiscal 2006 as part of its acquisition of Applied Films Corporation (Applied Films).

Complementing these systems, Applied also offers electron beam systems for testing substrates during production for defective pixels and other imperfections. The AKT-55K EBT is a Gen-8.5 tester that features one of the industry’s fastest and most accurate pixel test technology with the lowest operating cost. The electron beam system’s non-contact test technology enables safe testing of high-value LCD TV panels without damaging or scratching the display.

Adjacent Technologies Segment

The acquisition of Applied Films, a supplier of thin film deposition equipment, accelerated Applied’s entry into growing new markets, such as solar PV cells, flexible electronics and energy-efficient glass.

In the solar PV area, Applied offers a suite of manufacturing systems to enable customers to increase the conversion efficiency and yields of their PV devices, thus helping to lower the overall cost per watt for solar electricity. These include equipment as well as processes, material-handling technologies and services to support the manufacture of both crystalline-silicon and thin-film silicon solar cells. Applied’s ATONtm in-line sputtering system provides quality deposition, high throughput and low cost of ownership for both thin-film and multi-or mono-crystalline silicon.

Applied also provides high-performance, roll-to-roll vacuum web coating systems for depositing a wide range of films on flexible substrates for functional, aesthetic or optical properties. The TOPMETtm system is capable of handling substrates in roll widths from 1.25-4.5m with high throughput and low cost of ownership.

Applied offers large-area sputter coating equipment for the production of low-emissivity and solar control architectural glass. The AXL 870tm coating system is a highly flexible and cost-effective tool that customers can easily reconfigure to produce a variety of products to meet the challenges of a changing market.

Backlog

Applied’s backlog increased from $2.6 billion at October 30, 2005 to $3.4 billion at October 29, 2006. Applied manufactures its systems based on order backlog and customer commitments. Backlog includes only orders for which written authorizations have been accepted and shipment dates within 12 months have been assigned, or shipment has occurred but revenue has not been recognized, and also includes contractual service revenue and maintenance fees to be earned within the next 12 months. Backlog increased $285 million as a result of the acquisition of Applied Films during fiscal 2006. Backlog adjustments for fiscal 2006 totaled $194 million, which consisted primarily of cancellations and currency adjustments. Customers may delay delivery of products or cancel orders prior to shipment, subject to possible cancellation penalties. Due to possible changes in delivery schedules and cancellations of orders, Applied’s backlog on any particular date is not necessarily indicative of actual sales for any succeeding period. Delays in delivery schedules and/or a reduction of backlog during any particular period could have a material adverse effect on Applied’s business and results of operations.

Manufacturing, Raw Materials and Supplies

Applied’s manufacturing activities consist primarily of assembling various commercial and proprietary components into finished systems. Products in the Silicon segment are manufactured in Austin, Texas; Horsham, England; and Rehovot, Israel. Remanufactured products in the Fab Solutions segment are produced primarily in Austin, Texas. Products in the Display segment are manufactured in Santa Clara, California; Alzenau, Germany; and Tainan, Taiwan. Products in the Adjacent Technologies segment are primarily manufactured in Alzenau, Germany. Manufacturing requires raw materials, including a wide variety of mechanical and electrical components, to be manufactured to Applied’s specifications. Applied uses numerous companies to supply parts, components and subassemblies (parts) for the manufacture and support of its products. Although Applied makes reasonable efforts to assure that parts are available from multiple qualified suppliers, this is not always possible. Accordingly, some key parts may be obtained from only a single supplier or a limited group of suppliers. Applied will continue to seek to reduce costs and to lower the risks of production and service interruptions, as well as shortages of key parts, by: (1) qualifying and selecting alternate suppliers for key parts; (2) monitoring the financial condition of key suppliers; (3) maintaining appropriate inventories of key parts; and (4) qualifying new parts on a timely basis.

Research, Development and Engineering

Applied’s long-term growth strategy requires continued development of new products. Applied’s significant investment in research, development and engineering (RD&E) has generally enabled it to deliver new products and technologies before the emergence of strong demand, thus allowing customers to incorporate these products into their manufacturing plans at an early stage in the technology selection cycle. Applied works closely with its global customers to design systems and processes that meet their planned technical and production requirements. Product development and engineering organizations are located primarily in the United States, as well as in Europe and Israel. In addition, Applied outsources certain RD&E activities, some of which are performed outside the United States. Process support and customer demonstration laboratories are located in the United States, Europe and Israel.

Applied invested $992 million (12 percent of net sales) for fiscal 2004, $941 million (13 percent of net sales) for fiscal 2005 and $1.2 billion (13 percent of net sales) for fiscal 2006 in RD&E for product development and engineering programs to create new products and to improve existing technologies and products. Applied has spent an average of 15 percent of net sales on RD&E over the last five years. In addition to RD&E for specific product technologies, Applied maintains ongoing programs for automation control systems, materials research and environmental control that have applications to its products. In fiscal 2006, Applied focused on developing systems for customers’ new chip designs with 65nm and below geometries, including systems to enable faster and denser transistor and interconnect structures.

Marketing and Sales

Applied manages its business and reports financial results based on the segments described above. Because of the highly technical nature of the products, Applied markets and sells products worldwide through a direct sales force. For fiscal 2006, net sales to customers in each region as a percentage of Applied’s total net sales were: Taiwan 23 percent, North America (primarily the United States) 19 percent, Korea 18 percent, Japan 16 percent, Asia-Pacific (including China) 13 percent, and Europe 11 percent.

General economic conditions impact Applied’s business and financial results. From time to time, the markets in which products are sold experience weak economic conditions that may negatively impact sales. Applied’s business is usually not seasonal in nature, but it is cyclical, based on capital equipment investment by major semiconductor, flat panel display and other manufacturers. These expenditures depend on many factors, including anticipated market demand and pricing for semiconductors, flat panel displays, solar cells, architectural glass and other substrates; the development of new technologies; factory utilization; and global and regional economic conditions.

During fiscal 2006, more than 80 percent of Applied’s net sales were to regions outside of the United States. Managing Applied’s global operations presents challenges and involves uncertainties that may affect Applied’s business, financial condition and results of operations.

Information on net sales to unaffiliated customers and long-lived assets attributable to Applied’s geographic regions is included in Note 10 of Notes to Consolidated Financial Statements. During fiscal 2004, no individual customer accounted for more than 10 percent of Applied’s net sales. Samsung Electronics Co., Ltd. accounted for 10 percent of Applied’s net sales in 2005 and 11 percent of Applied’s net sales in 2006. These net sales were for products in multiple reportable segments.

Competition

The global semiconductor equipment and related industries are highly competitive and characterized by rapid technological change. Applied’s ability to compete depends primarily on its ability to commercialize its technology, continually improve its products and develop new products that meet constantly evolving customer requirements. Significant competitive factors include technical capability and differentiation, productivity and cost-effectiveness. The importance of these factors varies according to customers’ needs, including product requirements, applications and the timing and circumstances of purchasing decisions. Substantial competition exists in all areas of Applied’s business. Competitors range from small companies that compete with a single product and/or in a single region, to global companies with a range of products. Applied’s ability to compete requires a high level of investment in RD&E and in marketing, sales and customer support activities. Management believes that Applied’s products have strong competitive positions. Applied is a global leader in the semiconductor equipment and related markets. In addition, Applied is expanding into adjacent markets where customers may benefit from the Company’s expertise in nanomanufacturing technologies.

The competitive environment for each segment is described below:

Products within the Silicon segment are subject to rapid change, with customers frequently moving to smaller dimensions, larger wafer sizes and new materials for fabricating chips. While certain existing technologies may be adapted to new requirements, some applications create the need for an entirely different technical approach. The rapid pace of technological change creates opportunities for many existing and new competitors, and can quickly diminish the value of current technologies. To compete effectively, Applied must offer a broad portfolio of technically differentiated products. Applied must allocate resources across these products and may not fund or invest in individual products to the same degree as competitors who specialize in fewer products.

Products and services within the Fab Solutions segment are subject to a highly competitive environment characterized by demanding worldwide service requirements and a diverse group of competitors. To compete effectively, Applied must offer products and services to help reduce costs and improve the productivity of customers’ fab operations. Significant competitive factors include productivity, cost-effectiveness, and the level of technical service and support. The importance of these factors varies according to customers’ needs and the type of products or services offered.

Products and services within the Display segment are highly specialized, with a limited number of major competitors located primarily in Asia. Applied is the leader in PECVD and color filter (CF) sputtering equipment markets and is a leader in the array test equipment market. Applied has recently entered the PVD market.

Products and services within the Adjacent Technologies segment compete in diverse markets, including solar, flexible electronics and energy-efficient glass. Applied has recently entered these markets, which have established competitors. In solar, Applied offers products utilizing two distinct technologies, wafer-based and thin film, and is focused on the emerging thin film area. Flexible electronics equipment competes in a relatively fragmented market. Applied’s glass coating equipment has one major competitor.

Patents and Licenses

Management believes that Applied’s competitive position is significantly dependent upon its skills in research, development, engineering, manufacturing and marketing, and not just on its patent position. However, protection of Applied’s technological assets by obtaining and enforcing intellectual property rights, including patents, is important. Therefore, Applied’s practice is to file patent applications in the United States and other countries for inventions that Applied considers significant. Applied has a substantial number of patents in the United States and other countries, and additional applications are pending for new developments. Although Applied does not consider its business materially dependent upon any one patent, the rights of Applied and the products made and sold under its patents, taken as a whole, are a significant element of Applied’s business. In addition to patents, Applied also possesses other intellectual property, including trademarks, knowhow, trade secrets and copyrights.

Applied enters into patent and technology licensing agreements with other companies when management determines that it is in its best interest to do so. Applied pays royalties under existing patent license agreements for the use, in several of its products, of certain patented technologies that are licensed to Applied for the life of the patents. Applied also receives royalties from licenses granted to third parties. Royalties received from and paid to third parties have not been and are not expected to be material in relation to Applied’s consolidated results of operations.

In the normal course of business, Applied periodically receives and makes inquiries regarding possible patent infringement. In dealing with such inquiries, it may become necessary or useful for Applied to obtain or grant licenses or other rights. However, there can be no assurance that such licenses or rights will be available to Applied on commercially reasonable terms. If Applied is not able to resolve or settle claims, obtain necessary licenses on commercially reasonable terms and/or successfully prosecute or defend its position, Applied’s business, financial condition and results of operations could be materially and adversely affected.

Environmental Matters

Two of Applied’s locations have been designated as environmental cleanup sites. In 1987, the United States Environmental Protection Agency designated one of the locations, in Santa Clara, California, as a Superfund site and named Applied as a “Responsible Party.” Cleanup activities at this site began in 1984 and were substantially completed in February 2002. The California Regional Water Quality Control Board designated Applied as a “Discharger” with respect to another site in Sunnyvale, California. Applied was named a Discharger upon its acquisition of the property in 1997 solely due to its status as property owner. The prior owners of the site and/or operators who caused the contamination are responsible for performing cleanup and monitoring activities. In addition, Applied has become aware of soil and groundwater contamination at levels exceeding regulatory requirements at its facility in Narita, Japan, which it believes was caused by a former owner or operator of the property. Applied is continuing its investigation of the contamination and is working with local authorities to determine what further action may be required.

Applied maintains a number of environmental, health and safety programs that are primarily preventive in nature. As part of these programs, Applied regularly monitors ongoing compliance and periodically conducts investigations of possible contamination.

Compliance with federal, state and local provisions regulating discharge of materials into the environment, remedial agreements and other actions relating to the environment have not had, and are not expected to have, a material effect on Applied’s capital expenditures, competitive position, financial condition or results of operations.

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

Employees

At October 29, 2006, Applied employed 14,072 regular employees and 1,033 temporary employees. In the high-technology industry, competition for highly-skilled employees is intense. Applied believes that its future success is highly dependent upon its continued ability to attract, retain and motivate qualified employees. There can be no assurance that Applied will be able to attract, hire, assimilate and retain a sufficient number of qualified employees.

Executive Officers of the Registrant

The following table and notes set forth information about Applied’s executive officers:

Name of Individual	Position

James C. Morgan(1)	Chairman of the Board of Directors
Michael R. Splinter(2)	President, Chief Executive Officer and Director
Franz Janker(3)	Executive Vice President, Sales and Marketing
George S. Davis(4)	Senior Vice President, Chief Financial Officer
Manfred Kerschbaum(5)	Senior Vice President, General Manager Applied Global Services
Farhad Moghadam(6)	Senior Vice President, General Manager Thin Films Product Business Group and Foundation Engineering
Mark R. Pinto(7)	Senior Vice President, Chief Technology Officer and General Manager New Business and New Products Group
Thomas St. Dennis(8)	Senior Vice President, General Manager Etch, Cleans, Front End and Implant Product Business Groups
Joseph J. Sweeney(9)	Senior Vice President, General Counsel and Corporate Secretary
Nancy H. Handel(10)	Senior Vice President, Finance
Gilad Almogy(11)	Group Vice President, General Manager Process Diagnostics and Control Product Business Group
Ron Kifer(12)	Group Vice President, Chief Information Officer, Global Information Services
Yvonne Weatherford(13)	Corporate Vice President, Corporate Controller

(1)	Mr. Morgan, age 68, has been Chairman of the Board of Directors of Applied since 1987. Mr. Morgan served as Applied’s Chief Executive Officer from February 1977 to April 2003, and as Applied’s President from 1976 to 1987.

(2)	Mr. Splinter, age 56, serves as President, Chief Executive Officer and a member of the Board of Directors of Applied. Prior to joining Applied in April 2003, Mr. Splinter worked for nearly 20 years at Intel Corporation (Intel). Most recently he was Executive Vice President and Director of the Sales and Marketing Group at Intel, responsible for sales and operations worldwide. Mr. Splinter previously held various executive positions at Intel, including Executive Vice President and General Manager of the Technology and Manufacturing Group.

(3)	Mr. Janker, age 57, has been the head of Sales and Marketing since May 2003. Beginning in May 2003, he was Senior Vice President, Sales and Marketing, and in December 2004 he was promoted to Executive Vice President, Sales and Marketing. He served as Senior Vice President, Global Operations and Corporate Marketing beginning in December of 2002. From December 1998 to 2002, he served as Group Vice President, Corporate Marketing and Business Management. From 1982 to 1998, Mr. Janker served in a variety of sales and marketing management positions with Applied in the United States and Europe.

(4)	Mr. Davis, age 49, was promoted to Senior Vice President, Chief Financial Officer in December 2006. Mr. Davis was appointed Group Vice President, Chief Financial Officer effective November 1, 2006. Previously, he had been Group Vice President, General Manager Corporate Business Development since February 2005. From November 1999 to February 2005, Mr. Davis served as Vice President and Corporate Treasurer, where he managed Applied’s worldwide treasury operations and was responsible for investments, tax, financial risk management, and trade and export matters. Mr. Davis joined Applied in 1999.

(5)	Mr. Kerschbaum, age 52, has been Senior Vice President, General Manager Applied Global Services since January 2005. He was Group Vice President, Global Operations from July 2004 to January 2005 and from October 2002 to May 2003. From May 2003 to July 2004, he was Group Vice President, Foundation

Engineering and Operations. From March 1997 to October 2002, he held various positions in Applied Materials North America, most recently as Group Vice President, General Manager Applied Materials North America. Mr. Kerschbaum has served in various other operations, customer service and engineering positions since joining Applied in 1983.

(6)	Dr. Moghadam, age 52, has been Senior Vice President, General Manager Thin Films Product Business Group and Foundation Engineering since September 2004. He became Group Vice President, General Manager Dielectric Systems and Modules Product Business Group and Foundation Engineering and Operations in April 2004, after serving as Group Vice President, General Manager Dielectric Systems and Modules Product Business Group since December 2002. He was named Corporate Vice President of the Chemical Vapor Deposition Product Business Group in December 1999. Dr. Moghadam earned his Ph.D in Materials Science and Engineering from Stanford University.

(7)	Dr. Pinto, age 47, has served as Senior Vice President, Chief Technology Officer and General Manager New Business and New Products Group since joining Applied in January 2004. Prior to his appointment, Dr. Pinto spent 19 years with Bell Laboratories and the Lucent Microelectronics Group, which later became Agere Systems Inc., most recently as Vice President of the Analog Products Division. Dr. Pinto holds a Ph.D in Electrical Engineering from Stanford University.

(8)	Mr. St. Dennis, age 53, returned to Applied in September 2005 as Senior Vice President, General Manager Etch, Cleans, Front End and Implant Product Business Groups. He previously was with Applied from 1992 to 1999, most recently as Group Vice President, Planarization and Dielectric Deposition Product Business Group and before that as Corporate Vice President, Physical Vapor Deposition Product Business Group. From 2003 to 2005, Mr. St. Dennis was an Executive Vice President and member of the Office of the CEO of Novellus Systems, Inc. He served as President and Chief Executive Officer of Wind River Systems, Inc. from 1999 to 2003.

(9)	Mr. Sweeney, age 58, has held the position of Senior Vice President, General Counsel and Corporate Secretary of Applied since July 2005, with responsibility for global legal affairs, intellectual property and security. From April 2002 to July 2005, Mr. Sweeney was Group Vice President, Legal Affairs and Intellectual Property, and Corporate Secretary. Mr. Sweeney joined Applied in 1993.

(10)	Ms. Handel, age 55, Senior Vice President, Finance, was Chief Financial Officer from October 2004 to November 2006. She was Group Vice President, Deputy Chief Financial Officer and Corporate Controller from 2000 to 2004. From 1994 to 2000, Ms. Handel had responsibility for Global Finance Operations in addition to serving as Treasurer. From 1986 to 1994, Ms. Handel served as Treasurer. Ms. Handel joined Applied in 1985. Ms. Handel has announced her intention to retire.

(11)	Dr. Almogy, age 41, was appointed Group Vice President, General Manager Process Diagnostics and Control Product Business Group in July 2005. He was Corporate Vice President, General Manager of the group from April 2002 to July 2005 and Vice President and Co-General Manager of the group from December 2000 to April 2002. He has held various other positions in the group since joining Applied in 1997 when Applied acquired Orbot Instruments, Ltd. Dr. Almogy holds a Ph.D in Applied Physics from the California Institute of Technology.

(12)	Mr. Kifer, age 55, joined Applied in May 2006 as Group Vice President and Chief Information Officer, Global Information Services. Prior to his appointment, Mr. Kifer spent 5 years with DHL Express in various executive management roles, most recently as the Senior Vice President and Chief Information Officer for North America, Asia Pacific and Emerging Markets.

(13)	Ms. Weatherford, age 55, has served as Corporate Vice President, Corporate Controller since December 2004. Ms. Weatherford was Appointed Vice President, Business Operations Controller from December 2001 to December 2004 and Appointed Vice President, Financial Operations Controller from October 2000 to December 2001. She has held various other finance roles since joining Applied in 1990.

Available Information

Applied’s website is http://www.appliedmaterials.com. Applied makes available free of charge, on or through its website, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing them to, the SEC. This website address is intended to be an inactive textual reference only and none of the information contained on Applied’s website is part of this report or is incorporated by reference herein.

Item 1A:	Risk Factors

The industries that Applied serves is volatile and unpredictable.

As a supplier to the global semiconductor and semiconductor-related industries, Applied is subject to business cycles, the timing, length and volatility of which can be difficult to predict. The industries have historically been cyclical due to sudden changes in demand and manufacturing capacity, including capacity using the latest technology. The effect on Applied of these changes in demand, including end-customer demand, is occurring more rapidly, exacerbating the volatility of these cycles. These changes have affected the timing and amounts of customers’ purchases and investments in technology, and continue to affect Applied’s orders, net sales, gross margin, contributed profit and results of operations.

Applied must effectively manage its resources and production capacity to meet changing demand. During periods of increasing demand for semiconductor and semiconductor-related manufacturing equipment, Applied must have sufficient manufacturing capacity and inventory to meet customer demand and must be able to attract, retain and motivate a sufficient number of qualified individuals and effectively manage its supply chain. During periods of decreasing demand, Applied must be able to appropriately align its cost structure with prevailing market conditions, effectively motivate and retain key employees, and effectively manage its supply chain. If Applied is not able to timely and appropriately align its cost structure with business conditions and/or effectively manage its resources and production capacity, including its supply chain, during changes in demand, Applied’s business, financial condition or results of operations may be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes in the semiconductor and semiconductor-related industries.

The global industries in which Applied operates are characterized by ongoing changes, including: (1) changes in customers’ capacity requirements, capacity utilization and capital spending, which depend in part on the demand for customers’ products and their inventory levels relative to demand; (2) the importance of reducing the cost of system ownership, due in part to the increasing significance of consumer electronics as a driver for semiconductor and display demand and the related focus on lower prices; (3) varying levels of business information technology spending; (4) increasingly complex technology requirements, including a significant rise in the number and importance of new materials and importance of expertise in chemical processes and device structure; (5) the growing types and varieties of semiconductors and expanding number of applications across multiple substrate sizes, resulting in customers’ divergent technical demands and different rates of spending on capital equipment; (6) customers’ varying adoption rates of new technology; (7) a rising percentage of business from customers in Asia and the emergence of customers, competitors and suppliers in new geographical regions; (8) demand for shorter cycle times for the development, manufacture and installation of manufacturing equipment; (9) the heightened importance to customers of system reliability and productivity, and the effect on demand for systems as a result of their increasing productivity, device yield and reliability; (10) differing rates of market growth for, and capital investments by, various semiconductor device makers, such as memory (including NAND flash and DRAM), logic, foundry, display and solar; (11) customers’ increasing use of partnerships, alliances, joint ventures and industry consortia, which has increased the influence of key integrated circuit manufacturers in technology decisions made by their global partners; (12) higher capital requirements for building and operating new semiconductor fabrication plants; (13) the increasing difficulty for customers to move from product design to volume manufacturing; (14) the challenge to semiconductor manufacturers of moving volume manufacturing from one technology node to the next smaller technology node and the resulting impact on the technology transition rate; (15) the increasing cost and reduced affordability of research and development due to many factors, including decreasing linewidths and the increasing number of materials, applications and process steps; (16) the industry growth rate; (17) the increasing importance of the availability of spare parts to assure maximum system uptime; (18) concern among United States governmental agencies regarding possible national commercial and/or security issues posed by the growing manufacturing business in Asia; and (19) the increasing importance of operating flexibility to enable different responses to different markets, customers and applications. The solar market, which Applied recently entered, is also characterized by ongoing changes in demand for PV products arising from, among other things, fluctuations in the cost of fossil fuels and electric power, availability of government subsidies, the performance and reliability of PV technology, and the success of other renewable energy sources. If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the semiconductor and semiconductor-related industries, its business, financial condition and results of operations could be materially and adversely affected.

Applied must adapt its business and product offerings to respond to competition and rapid technological changes.

As Applied operates in a highly competitive environment, its future success depends on many factors, including the effective development, commercialization and customer acceptance of its nanomanufacturing technology equipment, service and related products. In addition, Applied must successfully execute its growth strategy, including enhancing market share in existing markets, expanding into related markets, and cultivating new markets and new business models, while constantly improving its operational performance. The development, introduction and support of a broadening set of products in more varied competitive environments have grown increasingly complex and expensive over time. Applied’s success is subject to many risks, including but not limited to its ability to timely, cost-effectively and successfully: (1) improve and develop new applications for existing products and increase market share in its existing markets; (2) develop, appropriately price, and achieve market acceptance of new products; (3) expand into or develop related and new markets for its nanomanufacturing technology; (4) anticipate and capitalize on opportunities in new markets, such as solar, and with new technologies; (5) supply a range of Applied and non-Applied products as part of its solar offerings; (6) appropriately allocate resources, including RD&E funding, among Applied’s products and between the development of new products and the improvement of existing products; (7) accurately forecast demand and meet production schedules for its products; (8) achieve cost efficiencies across product offerings; (9) adapt to technology changes in related markets, such as lithography; (10) develop, market and price similar products for use by customers in different applications and/or markets that may have varying technical requirements; (11) adapt to changes in value offered by companies in different parts of the supply chain; (12) qualify products for volume manufacturing with its customers; (13) implement changes in its design engineering methodology, including those that enable significant decreases in material costs and cycle time, greater commonality of platforms and types of parts used in different systems, and effective product life cycle management; (14) improve its manufacturing processes; and (15) deploy initiatives to transform Applied’s information technology systems and enhance business processes, including transitioning to a single-vendor enterprise resource planning (ERP) software system. Furthermore, new or improved products may involve higher costs and reduced efficiencies compared to Applied’s more established products and could adversely affect Applied’s gross margins. Also, entry into new markets entails additional challenges, including those arising from changes in Applied’s customer and/or supplier base. In addition, Applied must regularly reassess the size, capability and location of its global infrastructure and timely make appropriate changes in its real estate and facilities portfolio. If Applied does not successfully manage these challenges, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to the risks of operating a global business.

In fiscal 2006, more than 80 percent of Applied’s net sales were to customers in regions outside the United States. Certain of Applied’s RD&E and manufacturing facilities, as well as suppliers to Applied, are also located outside the United States. Managing Applied’s global operations presents challenges, including but not limited to, those arising from: (1) varying regional and geopolitical business conditions and demands; (2) global trade issues; (3) variations in protection of intellectual property and other legal rights in different countries; (4) fluctuating raw material and energy costs; (5) variations in the ability to develop relationships with suppliers and other local businesses; (6) changes in laws and regulations of the United States (including export restrictions) and other countries, as well as their interpretation and application; (7) fluctuations in interest rates and currency exchange rates; (8) the need to provide sufficient levels of technical support in different locations; (9) political instability, natural disasters (such as earthquakes, floods or storms), pandemics, terrorism or acts of war where Applied has operations, suppliers or sales; (10) cultural differences; (11) special customer- or government-supported efforts to promote the development and growth of local competitors; and (12) shipping costs and/or delays. Many of these challenges are present in China, which is experiencing significant growth of both suppliers and prospective competitors to Applied, and which Applied believes presents a large potential market for its products and opportunity for growth over the long term. These challenges, as well as global uncertainties with respect to: (1) economic growth rates in various countries; (2) consumer confidence; (3) the sustainability, timing, rate and amount of demand for electronics products and integrated circuits; (4) capital and operational spending by semiconductor and display manufacturers; and (5) price trends for certain integrated circuit devices, may materially and adversely affect Applied’s business, financial condition and results of operations.

Applied is exposed to risks associated with a highly concentrated customer base.

Applied’s customer base is and has historically been highly concentrated. Orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of Applied’s net sales. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. Moreover, certain customers, particularly in emerging areas such as solar, may have capital resource constraints and/or a limited operating history. If customers do not place orders, or they delay or cancel orders, Applied may not be able to replace the business. As Applied’s products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant non- recoverable costs. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related or other commercial terms that are less favorable to Applied. In addition, certain customers have undergone significant ownership changes and/or formed strategic alliances or collaborative efforts, which may result in additional complexities in managing customer relationships and transactions. These factors could have a material adverse effect on Applied’s business, financial condition and results of operations.

Manufacturing interruptions or delays could affect Applied’s ability to meet customer demand, while the failure to estimate customer demand accurately could result in excess or obsolete inventory.

Applied’s business depends on its ability to supply equipment, services and related products that meet the rapidly changing requirements of its customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers. Some key parts may be subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers in developing regions, including China. In addition, Applied has implemented several key operational initiatives intended to improve manufacturing efficiency, including integrate-to-order, module-final-test and merge-in-transit programs. Applied has also begun a multi-year, company-wide program to transform certain business processes that includes transitioning to a single-vendor enterprise resource planning (ERP) software system to perform various functions, such as order management and manufacturing control. Significant interruptions of manufacturing operations or the delivery of services as a result of (1) the failure or inability of suppliers to timely deliver quality parts; (2) volatility in the availability and cost of materials; (3) difficulties or delays in obtaining required export approvals; (4) information technology or infrastructure failures; (5) difficulties and costs related to planning or effecting business process changes and implementing a new ERP system; (6) natural disasters (such as earthquakes, floods or storms); or (7) other causes (such as regional economic downturns, pandemics, political instability, terrorism or acts of war), could result in delayed deliveries, manufacturing inefficiencies, increased costs or order cancellations. Moreover, if actual demand for Applied’s products is different than expected, Applied may purchase more/fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. Any or all of these factors could materially and adversely affect Applied’s business, financial condition and results of operations.

The failure to successfully implement and conduct offshoring and outsourcing activities could adversely affect results of operations.

To better align costs with market conditions, increase its presence in growing markets, and enhance productivity and operational efficiency, Applied conducts engineering, software development and other operations in regions outside the United States, particularly India and China, and outsources certain functions to third parties, including companies in the United States, India, China and other countries. Outsourced functions include engineering, manufacturing, customer support, software development and administrative activities. The expanding role of third party providers has required changes to Applied’s existing operations and the adoption of new procedures and processes for retaining and managing these providers in order to protect its intellectual property. If Applied does not effectively develop and implement its offshoring and outsourcing strategies, if required export and other governmental approvals are not timely obtained, or if Applied’s third party providers do not perform as anticipated, Applied may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs, manufacturing interruptions or delays, loss of its intellectual property rights, quality issues, increased product time-to-market and/or inefficient allocation of human resources, any or all of which could materially and adversely affect Applied’s business, financial condition and results of operations.

Applied is exposed to risks associated with acquisitions and strategic investments.

Applied has made, and in the future intends to make, acquisitions of, or investments in, companies, technologies or products in existing, related or new markets for Applied. Acquisitions involve numerous risks, including but not limited to: (1) diversion of management’s attention from other operational matters; (2) inability to complete acquisitions as anticipated or at all; (3) inability to realize anticipated benefits; (4) failure to commercialize purchased technologies; (5) inability to capitalize on characteristics of new markets that may be significantly different from Applied’s existing markets; (6) inability to obtain and protect intellectual property rights in key technologies; (7) ineffectiveness of an acquired company’s internal controls; (8) impairment of acquired intangible assets as a result of technological advancements or worse-than-expected performance of the acquired company or its product offerings; (9) unknown, underestimated and/or undisclosed commitments or liabilities; (10) excess or underutilized facilities; and (11) ineffective integration of operations, technologies, products or employees of the acquired companies. Applied also makes strategic investments in other companies, including companies formed as joint ventures, which may decline in value and/or not meet desired objectives. The success of these investments depends on various factors over which Applied may have limited or no control and, particularly with respect to joint ventures, requires ongoing and effective cooperation with strategic partners. Mergers and acquisitions and strategic investments are inherently subject to significant risks, and the inability to effectively manage these risks could materially and adversely affect Applied’s business, financial condition and results of operations.

The ability to attract, retain and motivate key employees is vital to Applied’s success.

Applied’s success and competitiveness depend in large part on its ability to attract, retain and motivate key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, changes in Applied’s management or leadership, competitors’ hiring practices, and the effectiveness of Applied’s compensation programs, including its equity-based programs. Applied regularly evaluates its overall compensation program and makes adjustments, as appropriate, to enhance its competitiveness, such as instituting broad-based grants of restricted stock units in fiscal 2006. If Applied does not successfully attract, retain and motivate key employees, Applied’s ability to capitalize on its opportunities and its operating results may be materially and adversely affected.

Changes in tax rates or tax liabilities could affect results.

As a global company, Applied is subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Applied’s future annual and quarterly tax rates could be affected by numerous factors, including changes in the (1) applicable tax laws; (2) composition of earnings in countries with differing tax rates; or (3) valuation of Applied’s deferred tax assets and liabilities. In addition, Applied is subject to regular examination of its income tax returns by the Internal Revenue Service and other tax authorities. Applied regularly assesses the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. Although Applied believes its tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in Applied’s historical income tax provisions and accruals, which could materially and adversely affect Applied’s results of operations.

Applied is exposed to various risks related to legal proceedings or claims and protection of intellectual property rights.

Applied from time to time is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, product performance, product liability, unfair competition, employment and other matters. In addition, Applied on occasion receives notification from customers who believe that Applied owes them indemnification or other obligations related to claims made against customers by third parties. These legal proceedings and claims, whether with or without merit, may be time-consuming and expensive to prosecute or defend and also divert management’s attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings or claims. Applied previously entered into a mutual covenant-not-to-sue arrangement with one of its competitors to decrease the risk of patent infringement lawsuits in the future. There can be no assurance that the intended results of this arrangement will be achieved or that Applied will be able to adequately protect its intellectual property rights with the restrictions associated with such a covenant. In addition, Applied’s success depends in significant part on the protection of its intellectual property and other rights. Infringement of Applied’s rights by a third party, such as the unauthorized manufacture or sale of equipment or spare parts, could result in uncompensated lost market and revenue opportunities for Applied. Applied’s intellectual property rights may not provide significant competitive advantages if they are circumvented, invalidated, rendered obsolete by the rapid pace of technological change, or if Applied does not adequately assert these rights. Furthermore, the laws and practices of other countries, including China, Taiwan and Korea, permit the protection and enforcement of Applied’s rights to varying extents, which may not be sufficient to protect Applied’s rights. If Applied is not able to obtain or enforce intellectual property rights, resolve or settle claims, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend its position, Applied’s business, financial condition and results of operations could be materially and adversely affected.

Applied is subject to risks of non-compliance with environmental and safety regulations.

Applied is subject to environmental and safety regulations in connection with its global business operations, including but not limited to regulations related to the development, manufacture and use of its products; recycling and disposal of materials used in its products; the operation of its facilities; and the use of its real property. Failure or inability to comply with existing or future environmental and safety regulations could result in significant remediation liabilities, the imposition of fines and/or the suspension or termination of development, manufacture, sale or use of certain of its products, and/or may affect the operation of its facilities, use or value of its real property, each of which could have a material adverse effect on Applied’s business, financial condition and results of operations.

Applied is exposed to various risks related to the regulatory environment.

Applied is subject to various risks related to: (1) new, different, inconsistent or even conflicting laws, rules and regulations that may be enacted by legislative bodies and/or regulatory agencies in the countries in which Applied operates; (2) disagreements or disputes between national or regional regulatory agencies related to international trade; and (3) the interpretation and application of laws, rules and regulations. If Applied is found by a court or regulatory agency not to be in compliance with applicable laws, rules or regulations, Applied’s business, financial condition and results of operations could be materially and adversely affected.

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

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties

As indicated above, Applied has four reportable segments: Silicon, Fab Solutions, Display and Adjacent Technologies. Because of the interrelation of Applied’s operations, properties within a country may be shared by all segments operating within that country. Products in the Silicon segment are manufactured in Austin, Texas; Horsham, England; and Rehovot, Israel. Remanufactured products in the Fab Solutions segment are produced primarily in Austin, Texas. Products in the Display segment are manufactured in Santa Clara, California; Alzenau, Germany; and Tainan, Taiwan. Products in the Adjacent Technologies segment are manufactured primarily in Alzenau, Germany.

Information concerning Applied’s principal properties at October 29, 2006 is set forth below:

			Square
Location	Type	Principal Use	Footage(1)(2)	Ownership

Santa Clara, CA	Office, Plant & Warehouse	Headquarters, Marketing,	1,465,000	Owned
		Manufacturing, Distribution,	705,000	Leased
		Research, Development
		and Engineering
Austin, TX	Office, Plant & Warehouse	Manufacturing	1,719,000	Owned
			394,000	Leased
Rehovot, Israel	Office, Plant & Warehouse	Manufacturing, Research,	442,000	Owned
		Development and Engineering
Alzenau, Germany	Office, Plant & Warehouse	Manufacturing, Research,	381,000	Leased
		Development and Engineering
Hsinchu, Taiwan	Office & Warehouse	Customer Support	90,000	Owned
			104,000	Leased
Singapore	Office	Customer Support	200,000	Owned
Tainan, Taiwan	Office & Warehouse	Customer Support	148,000	Owned
Horsham, England	Office, Plant & Warehouse	Manufacturing, Research,	138,000	Leased
		Development and Engineering
Pudong, China	Office & Warehouse	Customer Support	102,000	Leased

(1)	Approximately 120,000 square feet were available for lease or sublease.

(2)	Includes approximately 260,000 square feet that were subleased.

In addition to the above properties, Applied leases office space for marketing, sales, engineering and customer support offices in 92 locations throughout the world: 25 in North America (principally the United States), 23 in Europe, 23 in Japan, 11 in Asia-Pacific (including China and India), 7 in Korea and 3 in Taiwan.

In addition, Applied owns 94 acres of buildable land in Texas that could accommodate approximately 1,433,000 square feet of additional building space and 43 acres in California that could accommodate approximately 1,247,000 square feet of additional building space. Applied also leases: 13 acres in Taiwan that could accommodate approximately 270,000 square feet of additional building space; 10 acres in Israel that could accommodate approximately 110,000 square feet of additional building space; and 25 acres in China, where Applied is building a 118,000 square foot facility.

During the first quarter of fiscal 2006, Applied’s Board of Directors approved a plan to disinvest a portion of Applied’s real estate and facilities portfolio (the Plan). Properties were reported as assets held-for-sale and reclassified from property, plant and equipment on the Consolidated Balance Sheet. Applied recorded an asset impairment charge to write down the following properties to estimated fair value: (1) facilities in Narita, Japan; Hillsboro, Oregon; Chunan, Korea; and Danvers, Massachusetts; and (2) 26 acres of unimproved land in Hillsboro, Oregon. As part of the Plan, Applied also recorded a charge for future obligations under a lease in Hayward, California, which was subsequently terminated. At October 29, 2006, Applied had properties held for sale in Hillsboro, Oregon; Narita, Japan; and Chunan, Korea. For additional discussion of the Plan, refer to Note 6 to the Consolidated Financial Statements.

Applied considers these properties adequate to meet its current and future requirements. Applied regularly assesses the size, capability and location of its global infrastructure and periodically makes adjustments based on these assessments.

Item 3:	Legal Proceedings

David Scharf

On July 31, 2001, David Scharf, an individual, filed a lawsuit against Applied in the United States District Court for the Central District of California, captioned David Scharf v. Applied Materials, Inc. (case no. 01-06580 AHM). The lawsuit alleges that Applied has infringed, has induced others to infringe, and has contributed to others’ infringement of, a patent concerning color synthesizing scanning electron microscope technology. Mr. Scharf seeks a preliminary and permanent injunction, a finding of willful infringement, damages (including treble damages), and costs. Applied has answered the complaint and counterclaimed for declaratory judgment of non-infringement and invalidity. On May 10, 2002, Mr. Scharf filed a request for re-examination of his patent with the Patent and Trademark Office (PTO). On June 26, 2002, the case was removed from the Court’s active docket after the parties stipulated to stay the case pending the results of that re-examination. On July 11, 2002, Applied filed its own request for re-examination of Mr. Scharf’s patent with the PTO. Applied’s request for re-examination was granted on September 19, 2002. On April 23, 2004, the PTO notified Applied that it intended to issue a re-examination certificate. On June 14, 2004, Applied filed a second request for re-examination of Mr. Scharf’s patent with the PTO. The second request was denied on September 1, 2004. On October 1, 2004, Applied filed a petition for reconsideration of that denial, which subsequently was denied. The lawsuit was returned to the active docket of the District Court for the Central District of California in January 2006, and is scheduled to commence trial on April 3, 2007. The parties are engaged in discovery and on November 6, 2006, the Court heard opposing motions for summary judgment on the issues of infringement and claim construction. The Court has not yet ruled on these motions. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

Linear Technology

On March 12, 2002, Linear Technology Corp. (LTC) filed a complaint against Applied in the Superior Court for the County of Santa Clara, captioned Linear Technology Corp. v. Applied Materials, Inc., Novellus Systems, Inc. and Tokyo Electron Ltd. (case no. CV806004), alleging claims for breach of contract, fraud and deceit, negligent misrepresentation, suppression of fact, unfair competition, breach of warranty, express contractual indemnity, implied equitable indemnity and declaratory relief. The complaint alleged, among other things, that Applied is obligated to indemnify and defend LTC for certain claims in an underlying patent infringement lawsuit brought by Texas Instruments, Inc. (TI) against LTC. On November 12, 2002, LTC filed an amended complaint asserting essentially the same claims as in the original complaint, but adding an additional assertion that LTC and TI have settled their litigation. Applied’s motion to dismiss the amended complaint was granted in part. LTC filed Second and Third Amended Complaints, each of which was dismissed upon Applied’s motion. On February 13, 2004, LTC filed a Fourth Amended Complaint, which Applied moved to dismiss. LTC then filed a motion to amend its Fourth Amended Complaint, which the Court granted. On July 7, 2004, LTC filed a Fifth Amended Complaint. On October 5, 2004, Applied’s motion to dismiss LTC’s Fifth Amended Complaint was granted with prejudice. On January 11, 2005, LTC filed a notice of appeal of the dismissal of its complaint. Applied believes it has meritorious defenses and intends to pursue them vigorously.

Jusung

On December 24, 2003, Applied filed a lawsuit against Jusung Engineering Co., Ltd. (Jusung Engineering) and Jusung Pacific Co., Ltd. (Jusung Pacific, referred to together with Jusung Engineering as Jusung) in Tao-Yuan District Court in Taiwan, captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. (case no. 92 Tsai-chuan Tzi No. 6388). The lawsuit alleges that Jusung is infringing a patent related to chemical vapor deposition owned by Applied. In the lawsuit, Applied seeks a provisional injunction prohibiting Jusung from importing, using, manufacturing, servicing or selling in Taiwan certain flat panel display manufacturing equipment. On December 25, 2003, the Tao-Yuan District Court ruled in favor of Applied’s request for a provisional injunction and, on January 14, 2004, the Court issued a provisional injunction order against Jusung Pacific. Jusung Pacific appealed those decisions, and the decisions were affirmed on appeal. On January 30, 2004, Jusung Pacific requested permission to post a counterbond to have the Jusung Pacific injunction lifted. Jusung Pacific’s counterbond request was granted and, on March 30, 2004, the provisional injunction order was lifted. At Applied’s request, on December 11, 2004, the District Court issued a provisional injunction order against Jusung Engineering. Jusung Engineering appealed that order, and the order was affirmed on appeal. Jusung Engineering also requested permission to post a counterbond to have the Jusung Engineering injunction lifted. Jusung Engineering’s counterbond request was granted and on April 25, 2005, the provisional injunction order against Jusung Engineering was lifted. Applied has appealed both counterbond decisions. On June 30, 2004, Applied filed a “main action” patent infringement complaint against Jusung in the Hsinchu District Court in Taiwan, captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. (case no. 93 Zhong Zhi No. 3). In the lawsuit, Applied seeks damages and a permanent injunction for infringement of the same patent. The decisions regarding the provisional injunction and counterbond have no effect on the separate patent infringement lawsuit filed by Applied against Jusung in the Hsinchu Court. In August 2006, the Court set the litigation fee and the litigation security payment, and the main action is now proceeding on its merits. The Court held a second hearing in the main action on October 30, 2006. This same patent is the subject of an invalidity proceeding filed in the Taiwanese Patent and Trademark Office by Jusung Pacific in June 2004. Applied believes it has meritorious claims and intends to pursue them vigorously.

On June 13, 2006, Applied filed an action in the Taiwanese Patent and Trademark Office challenging the validity of a patent owned by Jusung Engineering (Taiwanese Patent No. 249186) related to the severability of the transfer chamber. On June 20, 2006, Jusung Engineering filed a lawsuit against Applied and Applied’s subsidiary, AKT, in Hsinchu District Court in Taiwan, captioned Jusung Engineering, Co. Ltd. v. AKT America, Inc. and Applied Materials, Inc., alleging infringement of this patent. Jusung Engineering’s lawsuit seeks damages, costs and attorneys’ fees, but does not seek injunctive relief. The Court has scheduled the first hearing in this matter for December 28, 2006. Applied believes that it has meritorious defenses that it intends to pursue vigorously.

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

Silicon Services Consortium

On January 19, 2006, five companies that sell refurbished Applied tools (Silicon Services Consortium Inc., Semiconductor Support Services Co., OEM Surplus, Inc., Precision Technician Inc., and Semiconductor Equipment Specialist, Inc.) filed a lawsuit against Applied in the United States District Court for the Western District of Texas, captioned Silicon Services Consortium, Inc., et al. v. Applied Materials, Inc. (case no. A06CA051 LY). The plaintiffs claim that a policy that Applied announced in January 2005 limiting the sale of certain parts to them constituted an unlawful attempt to monopolize the refurbishment business, an interference with existing contracts, and an interference with prospective business relationships. The suit seeks injunctive relief, damages, costs and attorneys’ fees. After Applied filed a motion to dismiss the original complaint, the plaintiffs filed an amended complaint alleging similar conduct. Applied filed a motion to dismiss the amended complaint on April 7, 2006, and a hearing before the Court was conducted on August 22, 2006. The Court has not yet ruled on these motions. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

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

The following table sets forth the high and low closing sale prices as reported on the Nasdaq Global Select Market (formerly the Nasdaq National Market).

	2005		2006
Fiscal Year	High	Low	High	Low

First quarter	$17.89	$15.17	$20.82	$16.03
Second quarter	$17.92	$14.50	$20.46	$17.41
Third quarter	$18.48	$15.08	$19.05	$14.76
Fourth quarter	$18.58	$16.36	$19.02	$15.12

Applied’s common stock is traded on the Nasdaq Global Select Market under the symbol AMAT. As of November 26, 2006, there were 5,786 directly registered holders of stock.

Applied’s Board of Directors declared three quarterly cash dividends in the amount of $0.03 per share each in fiscal 2005. During fiscal 2006, Applied’s Board of Directors declared one quarterly cash dividend in the amount of $0.03 per share and three quarterly cash dividends in the amount of $0.05 per share each. The fourth quarterly cash dividend declared in fiscal 2006 was paid on December 7, 2006, to stockholders of record as of November 16, 2006. Dividends paid during fiscal 2005 and fiscal 2006 totaled $98 million and $251 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis in the future, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of stockholders.

The following table provides information as of October 29, 2006 with respect to the shares of common stock repurchased by Applied during the fourth quarter of fiscal 2006:

				Maximum Dollar
			Total Number of	Value of Shares
		Average	Shares Purchased as	that May Yet be
	Total Number of	Price Paid	Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Program*	the Program*
	(Shares in		(Shares in	(Dollars in
	thousands)		thousands)	millions)

Month #1
(July 31, 2006 to August 27, 2006)	3,975	$15.87	3,975	$4,437
Month #2
(August 28, 2006 to September 24, 2006)	149,700	$17.18	149,700	$5,000
Month #3
(September 25, 2006 to October 29, 2006)	—	$—	—	$5,000

Total	153,675	$17.15	153,675

*	On September 15, 2006, the Board of Directors approved the repurchase of 145 million shares of Applied common stock for an initial purchase price of $2.5 billion in cash under an accelerated stock buyback program. The repurchase was executed by Goldman, Sachs & Co. pursuant to agreements that include a two-way market purchase price adjustment based on the volume weighted average market trading price of Applied common stock over the subsequent four-month period. On that date, the Board of Directors also approved a new stock repurchase program for up to $5.0 billion in repurchases over the next three years, ending September 2009.

Item 6:	Selected Financial Data

The following selected financial information has been derived from Applied’s historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and the accompanying notes for the corresponding fiscal years:

Fiscal Year Ended(1)	2002	2003	2004	2005	2006
	(In thousands, except percentages, ratios, per share amounts and number of employees)

Net sales	$5,062,312	$4,477,291	$8,013,053	$6,991,823	$9,167,014
Gross margin	$2,056,661	$1,604,455	$3,701,245	$3,085,874	$4,291,802
(% of net sales)	40.6	35.8	46.2	44.1	46.8
Research, development and engineering	$1,052,269	$920,618	$991,873	$940,507	$1,152,326
(% of net sales)	20.8	20.6	12.4	13.5	12.6
Marketing, selling, general and administrative	$708,955	$625,865	$751,621	$697,402	$906,742
(% of net sales)	14.0	14.0	9.4	10.0	9.9
Income/(loss) before income taxes	$340,511	$(211,556)	$1,829,250	$1,581,569	$2,166,971
Effective tax rate (%)	21.0	29.5	26.1	23.5	30.0
Net income/(loss)	$269,004	$(149,147)	$1,351,303	$1,209,900	$1,516,663
(% of net sales)	5.3	(3.3)	16.9	17.3	16.5
Earnings/(loss) per share	$0.16	$(0.09)	$0.78	$0.73	$0.97
Weighted average common shares and equivalents	1,701,557	1,659,557	1,721,645	1,657,493	1,565,072
Order backlog	$3,190,459	$2,495,115	$3,368,382	$2,570,808	$3,398,280
Working capital(2)	$4,493,447	$4,789,480	$6,020,747	$5,069,663	$3,644,974
Current ratio(2)	4.0	3.9	3.6	3.9	2.5
Long-term debt	$573,853	$456,422	$410,436	$407,380	$204,708
Cash dividends declared per common share	$—	$—	$—	$0.09	$0.18
Stockholders’ equity	$8,019,649	$8,068,034	$9,262,027	$8,928,549	$6,651,400
Book value per share	$4.87	$4.81	$5.51	$5.56	$4.78
Total assets	$10,224,765	$10,311,622	$12,093,445	$11,269,157	$9,480,837
Capital expenditures, net of loss on fixed asset retirements	$417,080	$211,959	$171,538	$177,097	$151,117
Regular employees	16,077	12,050	12,191	12,576	14,072

(1)	Each fiscal year ended on the last Sunday in October.

(2)	In fiscal 2006, Applied reclassified certain fixed-income securities from short-term investments to long-term investments; prior period balances have been restated to conform to the current period presentation.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s Discussion and Analysis (MD&A) is intended to facilitate an understanding of Applied’s business and results of operations. This MD&A should be read in conjunction with Applied’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report. The following discussion contains forward — looking statements and should also be read in conjunction with the cautionary statement set forth at the beginning of this Annual Report on Form 10-K. MD&A consists of the following sections:

•	Overview: a summary of Applied’s business, measurements and opportunities.

•	Results of Operations: a discussion of operating results.

•	Segment Information: a discussion of segment operating results.

•	Financial Condition, Liquidity and Capital Resources: an analysis of cash flows, sources and uses of cash, contractual obligations and financial position.

•	Critical Accounting Policies: a discussion of critical accounting policies that require the exercise of judgments and estimates.

Overview

Applied develops, manufactures, markets and services semiconductor and semiconductor-related fabrication equipment, providing nanomanufacturing technologytm solutions to the global semiconductor, flat panel display, solar and other industries. Product development and manufacturing activities occur in North America, Europe and Israel. Applied’s broad range of equipment and service products are highly technical and are sold through a direct sales force. Customer demand for spare parts and services is fulfilled through a global spare parts distribution system and trained service engineers located around the world in close proximity to customer sites.

As a supplier to these industries, Applied’s results are primarily driven by worldwide demand for chips and flat panel displays, which in turn depends on end-user demand for electronic products. The industries in which Applied operates are volatile and its results in fiscal 2004 through 2006 reflect this volatility.

The following table presents certain significant measurements of the past three fiscal years:

Fiscal Year	2004	2005	2006
	(In millions, except per share amounts and percentages)

New orders	$8,982	$6,389	$9,888
Net sales	$8,013	$6,992	$9,167
Gross margin	$3,701	$3,086	$4,292
Gross margin percent	46.2%	44.1%	46.8%
Net income	$1,351	$1,210	$1,517
Earnings per share	$0.78	$0.73	$0.97

Operating results for fiscal 2004 reflected a recovery from a downturn in the semiconductor industry and the global economy, as well as realized savings from Applied’s fiscal 2003 realignment activities. In addition, Applied gained market share in critical areas, including 300mm equipment and copper interconnect, and improved its operational efficiencies.

Fiscal 2005 results reflected a challenging environment as Applied’s customers decreased fab utilization globally and reduced or delayed capital expenditures as a result of excess inventories and slowing demand for chips. In this period, Applied focused on lowering costs, improving efficiencies, reducing cycle time and bringing new products to market. During the fourth quarter of fiscal 2005, customer demand for Applied products began to increase.

Customer demand further improved in fiscal 2006, resulting in higher orders and revenue. Fiscal 2006 results reflected a recovery in the semiconductor and semiconductor-related industries and the global economy as end-user demand for electronic products and flat panel displays drove increased customer requirements for advanced silicon and display products. During this period, Applied’s semiconductor customers increased both high-volume production and leading-edge 65nm and 45nm chip development. Results for this period also reflected Applied’s continued focus on cost controls. Improvements in operating performance were offset in part by restructuring and asset impairment charges associated with real estate and facilities disinvestment that commenced during the first fiscal quarter, equity-based compensation expenses and an in-process research and development expense associated with the acquisition of Applied Films Corporation (Applied Films).

During the second half of fiscal 2006, Applied completed certain transactions in support of its long-term growth strategy. Management believes that these transactions will enhance Applied’s ability to extend its nanomanufacturing capabilities into adjacent and new markets, including color filters for flat panel displays, solar cells, flexible electronics, energy-efficient glass and track solutions for semiconductor manufacturing. These transactions included the acquisition of Applied Films, the formation of a joint venture with Dainippon Screen Mfg. Co., Ltd. (Screen), and the purchase of certain parts cleaning and recycling assets in Singapore from UMS Solutions Pte. Ltd. (UMS Solutions), a wholly-owned subsidiary of Norelco UMS Holdings Limited.

Applied’s long-term opportunities depend in part on successful execution of its growth strategy, including increasing market share in existing markets, expanding into related markets, and cultivating new markets and new business models. These opportunities are also subject to many factors, including: (1) global economic conditions; (2) advanced technology and/or capacity requirements of semiconductor manufacturers and their capital investment trends; (3) the profitability of chip and display manufacturers; (4) supply and demand for chips, flat panel displays, solar panels, and related products and services; (5) realization of the anticipated benefits of business combinations; (6) continued investment in research, development and engineering (RD&E); and (7) the relative competitiveness of Applied’s equipment and service products. For these and other reasons set forth in Part 1, Item 1A, “Risk Factors,” Applied’s prior results of operations are not necessarily indicative of future operating results.

Results of Operations

Net Sales

Applied’s business was subject to cyclical industry conditions in fiscal 2004, 2005 and 2006. As a result of these conditions, there were significant fluctuations in Applied’s quarterly new orders and net sales, both within and across the fiscal years. Demand for manufacturing equipment has historically been volatile as a result of sudden changes in chip and flat panel supply and demand and other factors, including rapid technological advances in fabrication processes.

Quarterly and full fiscal year financial information was as follows:

	Fiscal Quarter				Fiscal
	First	Second	Third	Fourth	Year
	(In millions, except per share amounts)

2004:
New orders	$1,683	$2,214	$2,462	$2,623	$8,982
Net sales	$1,556	$2,018	$2,236	$2,203	$8,013
Gross margin	$676	$939	$1,059	$1,027	$3,701
Net income	$82	$373	$441	$455	$1,351
Earnings per share	$0.05	$0.22	$0.26	$0.27	$0.78
2005:
New orders	$1,675	$1,553	$1,468	$1,693	$6,389
Net sales	$1,781	$1,861	$1,632	$1,718	$6,992
Gross margin	$790	$818	$717	$761	$3,086
Net income	$289	$305	$370	$246	$1,210
Earnings per share	$0.17	$0.18	$0.23	$0.15	$0.73
2006:
New orders	$2,041	$2,488	$2,670	$2,688	$9,888
Net sales	$1,858	$2,248	$2,543	$2,518	$9,167
Gross margin	$838	$1,045	$1,223	$1,186	$4,292
Net income	$143	$413	$512	$449	$1,517
Earnings per share	$0.09	$0.26	$0.33	$0.30	$0.97

Net sales by geographic region, which were attributed to the location of customers’ facilities, were as follows:

Fiscal Year	2004	2005	2006
	(In millions)

Taiwan	$2,006	$1,608	$2,079
North America(1)	1,337	1,472	1,708
Korea	879	1,021	1,699
Japan	1,417	1,396	1,518
Asia-Pacific(2)	1,580	612	1,157
Europe	794	883	1,006

	$8,013	$6,992	$9,167

(1)	Primarily the United States.

(2)	Includes China.

New orders increased to $9.0 billion for fiscal 2004, reflecting a broad-based increase in capital investment in 300mm technology to meet rising demand for chips and flat panel displays. Following the new order trends, net sales increased to $8.0 billion in fiscal 2004, reflecting the fulfillment of higher levels of orders for capital equipment received in prior quarters to support customers’ manufacturing capacity expansion and new technology requirements.

New orders for fiscal 2005 decreased 29 percent, from $9.0 billion in the prior year to $6.4 billion, as semiconductor manufacturers reduced their capital investments to align inventories with demand. Following the trend of decreasing orders during fiscal 2005, net sales decreased by 13 percent from $8.0 billion for fiscal 2004 to $7.0 billion for fiscal 2005, reflecting lower demand for semiconductor products.

New orders for fiscal 2006 increased 55 percent, from $6.4 billion in the prior year to $9.9 billion, as customer demand increased. Following the trend of increasing orders during fiscal 2006, net sales increased by 31 percent, from $7.0 billion for fiscal 2005 to $9.2 billion for fiscal 2006.

Gross Margin

Gross margin as a percentage of net sales decreased from 46.2 percent for fiscal 2004 to 44.1 percent for fiscal 2005, and increased to 46.8 percent for fiscal 2006. The higher gross margin percentage for fiscal 2004 was principally attributable to improved revenue levels, changes in product mix, decreased product costs, and increased manufacturing volume, resulting in higher absorption of manufacturing and field service costs and the completion of refocused product efforts. The higher gross margin in fiscal 2004 was partially offset by increased variable compensation costs as a result of improved operating performance. The decrease in gross margin from fiscal 2004 to fiscal 2005 was due to lower revenue levels, lower manufacturing absorption and changes in product mix, which were partially offset by initiatives for cost reduction and efficiency improvement, such as common platform architecture and parts, lower cost sourcing and cycle time reduction. The increase in the gross margin percentage from fiscal 2005 to fiscal 2006 was principally attributable to the combination of higher revenue levels, decreased product costs and increased manufacturing volume and absorption, partially offset by increased variable and equity-based compensation costs. Applied began recognizing expenses associated with stock options and the ESPP in fiscal 2006. Gross margin during fiscal 2006 included $37 million of equity-based compensation expense.

Research, Development and Engineering

Applied’s future operating results depend to a considerable extent on its ability to maintain a competitive advantage in the products and services it provides. Applied believes that it is critical to continue to make substantial investments in RD&E to assure the availability of innovative technology that meets the current and projected requirements of its customers’ most advanced designs. Applied has historically maintained its commitment to investing in RD&E in order to continue to offer new products and technologies. As a result, RD&E expenses were $992 million (12 percent of net sales) for fiscal 2004, $941 million (13 percent of net sales) for fiscal 2005, and $1.2 billion (13 percent of net sales) for fiscal 2006. Equity-based compensation expenses during fiscal 2006 associated with research, development and engineering functions totaled $76 million. Development cycles range from 12 to 36 months depending on whether the product is an enhancement of an existing product or a new product. Most of Applied’s existing products resulted from internal development activities and innovations involving new technologies, materials and processes. In certain instances, Applied acquires technologies, either in existing or new product areas, to complement its existing technology capabilities and to reduce time to market.

In fiscal 2004, Applied continued its investment in developing technologies for future generation manufacturing. Advances were made in several key areas, including technology for enhancing transistor and interconnect performance.

In fiscal 2005, Applied focused on developing systems for customers’ advanced chip designs, including systems to enable smaller and faster interconnect and transistor structures with 65nm, 45nm and below geometries and flat panel display systems to process larger glass substrates.

In fiscal 2006, Applied continued its development of systems to increase chip performance, especially for Flash and DRAM devices. Applied also focused on developing systems for 32nm and 22nm copper/low k interconnect processing technologies to address critical manufacturing challenges that chipmakers face as they transition to future device generations, helping them to bring new products to market more rapidly while minimizing risk. Applied also continued to focus on developing flat panel display systems to process even larger glass substrates.

During fiscal 2006, Applied recorded an in-process research and development (IPR&D) expense in the amount of $14 million related to the acquisition of Applied Films. Applied’s methodology for allocating the purchase price relating to purchased acquisitions to IPR&D was determined through established valuation techniques. The IPR&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. No IPR&D charges were recorded in fiscal 2005. During fiscal 2004, Applied recorded an IPR&D expense in the amount of $6 million related to the acquisition of Torrex Equipment Corporation.

Marketing, Selling, General and Administrative

Marketing, selling, general and administrative expenses were $752 million (9 percent of net sales) for fiscal 2004, decreased to $697 million (10 percent of net sales) for fiscal 2005, and increased to $907 million (10 percent of net sales) for fiscal 2006. The decrease in operating expenses from fiscal 2004 to 2005 was due to lower business volume. Operating expenses were affected by reductions in variable compensation due to lower operating performance and focus on cost controls. The increase from fiscal 2005 to 2006 correlated to the increase in business volume, as well as increases in variable compensation as a result of improved operating performance, equity-based compensation expense, and spending on the Company’s business transformation initiative, partially offset by savings resulting from Applied’s continued focus on controlling its overall cost structure. Equity-based compensation expenses during fiscal 2006 associated with marketing, sales and general and administrative functions totaled $104 million. During fiscal 2006, Applied launched the planning stage of its multi-year business transformation initiative, which is expected to include the design of certain new company-wide business processes and the transition to a single-vendor software system to perform various functions, such as order management and manufacturing control.

Restructuring and Asset Impairments

Restructuring actions taken in fiscal 2004 were intended to better align Applied’s cost structure with prevailing market conditions due to the industry downturn at the time. These actions, which were necessary as a result of reduced business volume, reduced Applied’s global workforce and consolidated global facilities. Restructuring, asset impairments and other charges for fiscal 2004 totaled $167 million, consisting of $65 million for facility consolidations, $6 million for severance and benefits, and $96 million for other costs, primarily fixed asset writeoffs due to facility consolidations.

As of October 29, 2006, the fiscal 2004 restructuring actions were completed, and restructuring reserve balances consisted principally of remaining lease commitments associated with facilities.

During the first quarter of fiscal 2006, Applied’s Board of Directors approved a plan to disinvest a portion of Applied’s real estate and facilities portfolio (the Plan). Properties with an estimated fair value of $56 million were reported as assets held-for-sale and reclassified from property, plant and equipment on the Consolidated Balance Sheet. Applied recorded an asset impairment charge of $124 million during the first quarter of fiscal 2006 to write down the following properties to estimated fair value: (1) facilities in Narita, Japan; Chunan, Korea; Hillsboro, Oregon; Danvers, Massachusetts; and (2) 26 acres of unimproved land in Hillsboro, Oregon. As part of the Plan, Applied also recorded a charge in the amount of $91 million for future lease obligations that were scheduled to continue through fiscal 2014 related to the closure of its leased Hayward, California facility. During the third quarter of fiscal 2006, Applied sold the Danvers, Massachusetts facility for net proceeds of $16 million and recognized a gain of $4 million. During the fourth quarter of fiscal 2006, Applied recorded additional impairment charges on the Narita and Chunan facilities of $6 million and recorded a restructuring charge of $4 million related to environmental contamination of the Narita site. During the second, third and fourth quarters of fiscal 2006, Applied consumed $9 million in restructuring reserves related to the Hayward campus in rental and operating costs. In the fourth quarter of fiscal 2006, the Hayward lease obligation was terminated for $81 million. Applied continues to actively market the remaining properties.

For further details, see Note 6 of Notes to Consolidated Financial Statements.

Litigation Settlements, Net

Litigation settlements, net were $27 million for fiscal 2004 and consisted of costs of $28 million related to two separate patent litigation settlements, net of a gain of $1 million related to a legal settlement in favor of Applied. During fiscal 2005 and 2006, there were no material litigation settlements.

Net Interest Income

Net interest income was $66 million for fiscal 2004, $134 million for fiscal 2005 and $149 million for fiscal 2006. The increases in net interest income from fiscal 2004 to 2005 and from 2005 to 2006 were due primarily to a substantial increase in interest rates combined with a decrease in interest expense associated with scheduled debt maturities in September 2004 and September 2005.

During the fourth quarter of fiscal 2006, Applied repurchased 145 million shares of outstanding common stock for an aggregate purchase price of $2.5 billion under an accelerated buyback program. The repurchase was funded with Applied’s existing cash and investments. A portion of the investment portfolio was sold to fund the accelerated stock buyback, resulting in lower interest income due to the realization of losses associated with certain investments and a reduced investment portfolio.

Income Taxes

Applied’s effective income tax provision rate was 26.1 percent for fiscal 2004, 23.5 percent for fiscal 2005 and 30.0 percent for fiscal 2006. Applied’s effective rate of 23.5 percent for fiscal 2005 reflected the favorable resolution of audits of prior years’ income tax filings of $118 million and a change in estimate with respect to export tax benefits of $14 million, partially offset by a charge of $32 million relating to the distribution of foreign earnings under the American Jobs Creation Act of 2004 (the Jobs Creation Act). Applied’s effective tax rate of 30.0 percent for fiscal 2006 reflected benefits of $61 million principally related to the favorable resolution of audits of prior years’ income tax filings, partially offset by a $17 million charge from the expensing of equity-based compensation.

The Jobs Creation Act, enacted in fiscal 2004, provides for a three year phase-out of current extraterritorial income tax (ETI) benefits and replaces ETI with a phased-in nine percent domestic production activity deduction that will not be fully effective until 2010. The Jobs Creation Act will not fully replace Applied’s current ETI tax benefits.

Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, and non-tax deductible expenses incurred in connection with acquisitions. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly.

Segment Information

After the acquisition of Applied Films, Applied made certain changes to its internal financial reporting structure during the fourth quarter of fiscal 2006 and, as a result, is reporting four segments: Silicon, Fab Solutions, Display, and Adjacent Technologies. A description of the products and services, as well as financial data, for each reportable segment can be found in Note 10 of Notes to Consolidated Financial Statements. Future changes to Applied’s internal financial reporting structure may result in changes to the reportable segments disclosed. Applied does not allocate to its reportable segments certain operating expenses which are reported separately at the corporate level. These unallocated costs include equity-based compensation, regional marketing and sales, corporate functions (certain management, finance, legal, human resources and RD&E costs) and unabsorbed information technology and occupancy costs. Prior to the fourth quarter of fiscal 2006, Applied operated in one reportable segment. Fiscal 2004 and 2005 amounts are presented on a basis comparable to fiscal 2006 amounts. Discussions below include the results of each reportable segment.

Silicon Segment

Fiscal Year	2004	2005	2006
	(In millions)

New orders	$6,363	$3,918	$6,555
Net sales	$5,767	$4,468	$5,971
Operating income	$1,832	$1,105	$2,000

Fiscal 2004 Silicon orders of $6.4 billion reflected investment in advanced 300mm manufacturing capacity by chip manufacturers due to robust consumer spending, increased corporate information technology spending and growth in the personal computer and cell phone markets. During fiscal 2004, net sales of $5.8 billion reflected increased demand for Applied’s low k CVD Black products, and PECVD, CMP and PVD products continued to be industry benchmarks for performance and capability in advanced technologies. During fiscal 2004, operating income of $1.8 billion reflected higher net sales and cost savings related to completion of the realignment plan, offset in part by higher variable compensation expenses. In fiscal 2004, RD&E advances were made in several key areas, including technology for enhancing transistor and interconnect performance. Ten major products were introduced, including the Applied Endura2, Applied Reflexion LK Ecmp, Applied Producer HARP, Applied Quantum X and Applied SEMVision G2 FIB systems, all targeted for 65nm and below chip manufacturing.

Silicon orders of $3.9 billion decreased 38 percent in fiscal 2005 compared to fiscal 2004. Net sales of $4.5 billion decreased 23 percent in fiscal 2005 compared to fiscal 2004. Fiscal 2005 was a year of lower semiconductor capital equipment investment, as customers aligned inventories with demand. During fiscal 2005, customers decreased manufacturing utilization to address rising chip inventory and softening end-user demand. Operating income of $1.1 billion decreased 40 percent in fiscal 2005 compared to fiscal 2004. During fiscal 2005, Applied reduced variable expenses and the cost of products sold in order to align its cost structure with market conditions. In fiscal 2005, RD&E focused on developing systems for customers’ advanced chip designs, including systems to enable smaller and faster interconnect and transistor structures with 65nm, 45nm and below geometries. For copper interconnect applications, the Company introduced the Applied Endura CuB/S II system with advanced copper barrier/seed technology and the Applied Producer Black Diamond II system for next-generation low k dielectric film layers. For leading-edge transistor gate applications, the Company launched the Applied Centura AdvantEdge Etch system, Applied Siconitm preclean technology and the Applied Vantage RadOx RTP. New applications in strain engineering, which involves creating localized areas of stress in the transistor structure, were also developed for existing systems to meet customers’ requirements for faster transistors. In the area of inspection and metrology, the Company launched the Applied UVisiontm system, the industry’s first laser 3D brightfield inspection tool, and Applied OPC Check software, designed to automate critical OPC mask verification.

Silicon orders of $6.6 billion increased 67 percent in 2006 compared to 2005. During fiscal 2006, leading semiconductor manufacturers reported increased sales as the electronics market continued to grow. The demand for consumer electronics, including broadband, personal computers and cell phones with increasing digital content and complex chips, resulted in increased chip demand and the need for new capacity. In addition to expanding consumer electronics demand, corporate information technology investment increased, with an emphasis on security, server consolidation and more robust internet infrastructures. Net sales of $6.0 billion increased 34 percent in 2006 compared to 2005. During fiscal 2006, demand increased in many areas, including etch, inspection and thin films products. Operating income of $2.0 billion increased 81 percent in 2006 compared to 2005. Improved operating results in fiscal 2006 reflected an increase in business volume, offset in part by increases in variable compensation expenses. In fiscal 2006, Applied continued its development of systems to increase chip performance, especially for Flash and DRAM devices. To extend aluminum (the material used by many memory manufacturers for interconnects) to the sub-70nm node, the Company introduced two products, the Applied Endura CVD Al technology and Applied Centura AdvantEdge Metal Etch system. For faster copper interconnects, Applied launched its enhanced Endura CuBS system with Aktiv Preclean, extending the system’s capability to the 45nm node and below, especially for use with ultra-low k dielectric films. The Company introduced the Applied Endura iLB II (integrated liner-barrier) system, offering advances in PVD titanium and preclean technologies, to provide significantly reduced resistance for contact structures. The Company also focused on providing solutions to extend customers’ lithography technology, introducing the Applied Producer APF-e (advanced patterning film enhancement) system. The new APF-e film enables chipmakers to cost-effectively pattern nano-scale features without additional integration complexity while reducing their reliance on next-generation lithography systems.

Fab Solutions Segment

Fiscal Year	2004	2005	2006
	(In millions)

New orders	$1,779	$1,713	$2,259
Net sales	$1,675	$1,768	$2,210
Operating income	$394	$400	$623

Fiscal 2004 orders and net sales reflected increased demand for spare parts due to higher wafer starts, a growing installed base, and increased demand for remanufactured equipment. During fiscal 2004, operating income of $394 million reflected higher net sales and savings related to cost control initiatives.

Fiscal 2005 orders of $1.7 billion decreased 4 percent compared to fiscal 2004, reflecting customers’ cost reduction initiatives and lower remanufactured systems orders, offset in part by a modest increase in wafer starts. Fiscal 2005 net sales and operating income included Metron, which Applied acquired in December 2004, expanding the product and service portfolio with a wide range of outsourcing solutions. Net sales of $1.8 billion increased 6 percent in fiscal 2005 compared to fiscal 2004. Operating income of $400 million increased 1 percent in fiscal 2005 compared to fiscal 2004, and included Metron integration costs. Applied also expanded its product portfolio with the addition of abatement systems, FAB300 manufacturing execution systems, products for assembly and test, kitting and cleaning, and other technology-focused fab offerings.

Orders of $2.3 billion increased 32 percent in 2006 compared to 2005. Net sales of $2.2 billion increased 25 percent in 2006 compared to 2005. Net sales reflected increases in spare parts shipments and service contracts as a result of higher wafer starts and an increase in 200mm remanufactured equipment investment. Operating income of $623 million increased 56 percent in 2006 compared to 2005. During fiscal 2006, operating results reflected improved operational efficiencies and savings from cost control initiatives. Applied also expanded its product offerings with the introduction of abatement systems for reducing perfluorocompound (PFC) emissions and additional chamber performance services capabilities.

Display Segment

Fiscal Year	2004	2005	2006
	(In millions)

New orders	$840	$758	$1,037
Net sales	$571	$756	$966
Operating income	$177	$254	$319

Fiscal 2004 orders, net sales and operating income reflected increased end-user demand for LCD TVs and laptop displays. Demand also increased for small panels, driven by mobile phones with enhanced capabilities, such as color displays, cameras, larger screen sizes and higher resolutions. Operating income included RD&E expenses related to the development of the Gen-7 system. Seventh generation TFT-LCD substrates measure 1.8m x 2.2m and produce up to six 46-inch large screen displays.

Orders of $758 million decreased 10 percent in fiscal 2005 compared to fiscal 2004. Fiscal 2005 orders reflected a lower demand for smaller panel equipment, offset in part by orders for Gen-7.5 systems as manufacturers migrated to larger-sized TFT-LCD display production. Net sales of $756 million increased 32 percent in fiscal 2005 compared to fiscal 2004. Operating income of $254 million increased 43 percent in fiscal 2005 compared to fiscal 2004. Fiscal 2005 results included higher RD&E expenses. Applied introduced the Gen-8 AKT-50K PECVD system for manufacturing flat panel displays. This system processes 2.2m x 2.4m glass substrates for producing up to six 52-inch LCD screens.

Orders of $1.0 billion increased 37 percent in fiscal 2006 compared to fiscal 2005. During fiscal 2006, price reductions in consumer electronics accelerated the growth of the TFT-LCD display market. As a result, display manufacturers aggressively invested in Gen-7, Gen-7.5, and Gen-8 systems. In addition, laptop demand continued to be strong, resulting in additional Gen-5 and Gen-5.5 fab investment. With the acquisition of Applied Films in fiscal 2006, Applied entered the PVD color filter market. Net sales of $1.0 billion increased 28 percent in 2006 compared to 2005. During the last quarter of fiscal 2006, flat panel equipment demand began to slow as customers aligned their capacity plans and inventory levels. Operating income of $319 million increased 25 percent in 2006 compared to 2005. Fiscal 2006 results included a $5 million IPR&D expense related to the acquisition of Applied Films. Applied launched three FPD systems, the AKT-55K EBT, the AKT-55K PECVD and the AKT-NEW ARISTO 2200, for manufacturing Gen-8.5 panels, sized at 2.2m x 2.5m, which produce up to six 55-inch LCD screens.

Adjacent Technologies

Fiscal Year	2004	2005	2006
	(In millions)

New orders	$—	$—	$37
Net sales	$—	$—	$20
Operating loss	$—	$—	$8

Orders and net sales in fiscal 2006 reflected the results of Applied Films’ solar, flexible electronics and energy-efficient glass products that Applied acquired in the third quarter. Fiscal 2006 results included a $9 million IPR&D expense related to the acquisition of Applied Films.

Business Combinations and Equity-Method Investment

On August 14, 2006, Applied’s wholly-owned subsidiary, Metron Technology, Inc., purchased certain parts cleaning and recycling assets in Singapore from UMS Solutions for $10 million. The acquisition enhances Metron’s capabilities in Southeast Asia to provide advanced, high-quality parts cleaning services to support its customers’ semiconductor manufacturing requirements.

On July 20, 2006, Applied and Dainippon Screen Mfg. Co., Ltd. (Screen) completed the formation of Sokudo Co., Ltd. (Sokudo), a Japanese joint venture company, to deliver advanced track solutions for customers’ critical semiconductor manufacturing requirements. Track systems are a key part of semiconductor manufacturing and are used before and after photolithography to deposit, bake and develop the photoresist layer that defines circuit patterns. Screen owns 52 percent and holds the controlling interest in Sokudo, and Applied owns 48 percent of Sokudo. Screen transferred into Sokudo its existing track business and related intellectual property, including employees, products and its installed base of systems. Applied paid $147 million for its investment in Sokudo. Additionally, Applied contributed to Sokudo certain technology and related intellectual property and will provide key development employees. Screen performs manufacturing for Sokudo under an outsourcing agreement.

On July 7, 2006, Applied completed its acquisition of Applied Films, a leading supplier of thin film deposition equipment used in manufacturing flat panel displays (FPDs), solar cells, flexible electronics and energy-efficient glass. Applied paid $28.50 per share in cash for each outstanding share of Applied Films for a total purchase price of approximately $484 million, or $328 million net of Applied Films’ existing cash and marketable securities. As part of the acquisition, Applied assumed Applied Films’ outstanding stock options and restricted stock awards that, at the acquisition date, had a total fair value of $26 million, of which $18 million was allocated to the purchase price and the remainder to unearned compensation. Upon the acquisition and subject to vesting, Applied Films stock options became exercisable for shares of Applied common stock and Applied Films restricted stock awards became payable in shares of Applied common stock totaling, in the aggregate, three million shares of Applied common stock.

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

On December 14, 2004, Applied acquired substantially all of the operating subsidiaries and businesses of Metron Technology N.V., a provider of a range of products and services for fab-wide operations, for approximately $85 million in cash.

On June 14, 2004, Applied acquired Torrex Equipment Corporation, a developer of a multi-wafer system that utilizes chemical vapor deposition and atomic layer deposition processes to address front-end semiconductor manufacturing applications, for $7 million in cash.

For further details, see Note 13 of Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R” (SFAS 158). SFAS 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit post-retirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires an entity to recognize changes in the funded status of a defined benefit post-retirement plan directly to accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS 158 is effective for Applied in fiscal 2007. Applied does not expect the implementation of this standard to have a material effect on Applied’s financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 becomes effective for Applied in fiscal 2009. Applied is evaluating the potential impact of the implementation of SFAS 157 on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for Applied in fiscal 2007. Applied does not expect the implementation of this staff accounting bulletin to have a material effect on Applied’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 will become effective for Applied beginning in fiscal 2008. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Applied is evaluating the potential impact of the implementation of FIN 48 on its financial position and results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 also resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. SFAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of Applied’s 2007 fiscal year. Applied is currently assessing the impact of SFAS 155, however, it does not anticipate that SFAS 155 will have a material impact on its financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154), which requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors beginning in fiscal 2007. Applied does not expect the implementation of this standard to have a material effect on Applied’s financial position or results of operations.

Financial Condition, Liquidity and Capital Resources

Applied’s cash, cash equivalents and investments decreased from $6.0 billion at October 30, 2005 to $3.2 billion at October 29, 2006 due primarily to share repurchases and cash dividend distributions. Applied has not undertaken any significant external financing activities for several years.

Cash, cash-equivalents and investments consist of the following:

	October 30,	October 29,
	2005	2006
	(In millions)

Cash and cash equivalents	$990	$861
Short-term investments	2,343	1,036
Long-term investments	2,652	1,315

Total cash, cash-equivalents and investments	$5,985	$3,212

During fiscal 2006, Applied changed its accounting method for certain fixed-income investments, which resulted in the reclassification of these investments from short-term investments to long-term investments. As a result, prior period balances have been reclassified to conform to the current period’s presentation. This accounting method is based on the contractual maturity dates of fixed-income securities as current or long-term, while the prior classification was based on the nature of the securities and the availability for use in current operations. Applied believes this presentation method is preferable as it is more reflective of Applied’s assessment of the timing of when such securities will be converted to cash. Accordingly, certain fixed-income investments of $2.6 billion have been reclassified from short-term investments to long-term investments in the October 30, 2005 Consolidated Balance Sheet to conform to the fiscal 2006 financial statement presentation. In connection with this reclassification, short-term deferred taxes have been reclassified to long-term deferred taxes. There have been no changes in Applied’s investment policies or practices associated with this change in accounting method. In addition, $50 million of long-term equity securities previously reported in other long-term assets have been reclassified to long-term investments in the October 30, 2005 Consolidated Balance Sheet to conform to the fiscal 2006 financial statement presentation. Applied continues to classify auction rate securities and variable rate demand notes as current assets, notwithstanding the underlying contractual term of such investments, since the highly liquid nature of these investments enables them to be readily convertible to cash.

Applied generated cash from operating activities of $1.6 billion for fiscal 2004, $1.2 billion for fiscal 2005 and $1.9 billion for fiscal 2006. The primary sources of cash from operating activities have been net income, as adjusted to exclude the effect of non-cash charges including depreciation, amortization, equity-based compensation, asset impairments and restructuring and IPR&D expenses, and changes in working capital levels, including accounts receivable and inventories. Applied utilized programs to sell accounts receivable of $859 million for fiscal 2004, $158 million for fiscal 2005 and $245 million for fiscal 2006. The sales of these accounts receivable increased cash and reduced accounts receivable and days sales outstanding. Days sales outstanding were 69 days at the end of fiscal 2004, compared to 85 days at the end of fiscal 2005 and 80 days at the end of fiscal 2006. A portion of these sold accounts receivable is subject to certain limited recourse provisions. However, Applied has not experienced any losses under these programs. Availability and usage of these accounts receivable sale agreements depend on many factors, including the willingness of financial institutions to purchase receivables and the cost of such arrangements. The decrease in days sales outstanding in fiscal 2006 is primarily related to the change in the regional sales mix and the resulting relative increase in the amount of sold accounts receivable. For further details regarding accounts receivable sales, see Note 11 of Notes to Consolidated Financial Statements. Inventories increased by $373 million in fiscal 2006, which related to the increase in business volume and sales activity from fiscal 2005 to fiscal 2006.

Applied used $534 million of cash for investing activities for fiscal 2004, $179 million for fiscal 2005, and generated $2.0 billion during fiscal 2006. Applied’s investing activities included purchases of investments, net of sales and maturities, of $336 million for fiscal 2004. Proceeds from sales and maturities of investments, net of purchases of investments, totaled $122 million for fiscal 2005 and $2.6 billion for fiscal 2006. Proceeds from the sale of investments in fiscal 2006 were used principally to fund Applied’s accelerated stock buyback.

Capital expenditures were $191 million for fiscal 2004, $200 million for fiscal 2005, and $179 million for fiscal 2006, totaling $570 million for the past three years. The majority of capital spending was for application laboratories, equipment and related facilities. Fiscal 2004 capital expenditures consisted principally of laboratory and demonstration equipment. Fiscal 2005 capital expenditures included investment in laboratory equipment and upgrades to Applied’s enterprise resource planning software and network architecture. Fiscal 2006 capital expenditures included purchases of lab equipment, network infrastructure and $18 million to purchase three buildings in Santa Clara, California that Applied had previously leased.

Investing activities also included investments in technology and acquisitions of companies to allow Applied to access new market opportunities or emerging technologies. During fiscal 2005, Applied paid $102 million, net of cash acquired, for the Metron and EcoSys acquisitions. During fiscal 2006, Applied paid cash for acquisitions and the investment in a joint venture totaling $486 million. During fiscal 2006, Applied acquired the outstanding stock of Applied Films for $310 million in cash, net of cash and marketable securities acquired and assumed equity awards with a fair value of $26 million, of which $18 million was included in the purchase price; formed a joint venture, Sokudo, with Dainippon Screen Mfg. Ltd. for which Applied paid $147 million in cash and contributed other assets; acquired certain assets of UMS Solutions for $10 million; and acquired ChemTrace for approximately $22 million in cash, net of cash acquired, of which $18 million was paid upon closing. See Note 13 of Notes to Consolidated Financial Statements for additional details.

Applied used cash of $359 million for financing activities for fiscal 2004, $1.6 billion for fiscal 2005 and $4.1 billion for 2006. Financing activities included issuances and repurchases of common stock and payment of dividends. Since March 1996, Applied has systematically repurchased shares of its common stock in the open market to partially fund its equity-based employee benefit and incentive plans. Cash used to repurchase shares totaled $650 million for fiscal 2004, $1.7 billion for fiscal 2005 and $4.2 billion for fiscal 2006. Beginning in the second fiscal quarter of 2005, Applied’s Board of Directors declared four consecutive quarterly cash dividends, in the amount of $0.03 per share each. The first two declared cash dividends totaling $98 million were paid during fiscal 2005. Beginning in the second fiscal quarter of 2006, Applied’s Board declared three consecutive quarterly cash dividends, in the amount of $0.05 per share each. Cash dividends declared, totaling $251 million, were paid during fiscal 2006. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors. Financing activities also included borrowings and repayments of debt. Applied did not borrow any cash in fiscal years 2004, 2005 or 2006. During fiscal 2006, Applied entered into a $100 million 364-day unsecured credit agreement, which replaced a $250 million credit facility that expired during the year. Cash used for debt repayments totaled $105 million for fiscal 2004, $62 million for fiscal 2005 and $8 million for fiscal 2006. Cash generated from issuances of common stock pursuant to Applied’s equity compensation programs totaled $397 million for fiscal 2004, $266 million for fiscal 2005 and $361 million for fiscal 2006.

On September 18, 2006, Applied entered into accelerated stock buyback agreements with Goldman, Sachs & Co. (Goldman Sachs) under which Applied agreed to repurchase from Goldman Sachs shares of Applied’s outstanding common stock for an initial purchase price of $2.5 billion. Under the agreements, Applied purchased from Goldman Sachs 145 million shares of Applied’s common stock on September 18, 2006 at a price per share of $17.20 and Goldman Sachs agreed to purchase an equivalent number of shares in the open market over the following four months. At the end of the four month period, Applied is entitled or subject to a price adjustment with Goldman Sachs based upon the volume weighted average price of Applied common stock during the purchase period. The price adjustment, if any, may be settled, at Applied’s option, in cash or shares of its common stock. The repurchase was funded with Applied’s existing cash and investments. The repurchased shares were reported as treasury stock.

Although cash requirements will fluctuate based on the timing and extent of factors such as those discussed above, Applied’s management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy Applied’s liquidity requirements for the next 12 months. For further details regarding Applied’s operating, investing and financing activities for each of the three years in the period ended October 29, 2006, see the Consolidated Statements of Cash Flows in this report.

Off-Balance Sheet Arrangements

During the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by Applied or its subsidiaries. As of October 29, 2006, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $114 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Applied also has operating leases for various facilities. Total rental expense for operating leases was $88 million for fiscal 2004, $87 million for fiscal 2005 and $70 million for fiscal 2006.

Contractual Obligations

The following table summarizes Applied’s contractual obligations as of October 29, 2006:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In millions)

Long-term debt obligations	$407	$203	$3	$1	$200
Interest expense associated with long-term debt obligations	172	28	29	29	86
Operating lease obligations	173	60	72	25	16
Purchase obligations*	1,237	1,186	51	—	—
Other long-term liabilities	189	118	16	10	45

	$2,178	$1,595	$171	$65	$347

*	Represents Applied’s agreements to purchase goods and services consisting of Applied’s (a) outstanding purchase orders for goods and services; (b) contractual requirements to make specified minimum payments even if Applied does not take delivery of the contracted goods; and (c) contractual requirements to pay a penalty if a contract is cancelled. While the amount above represents Applied’s purchase agreements as of October 29, 2006, the actual amounts to be paid by Applied may be less in the event that any agreements are renegotiated, cancelled or terminated.

Other Commitments

On July 20, 2006, Applied and Screen completed the formation of Sokudo, a Japanese joint venture company, to deliver advanced track solutions for customers’ critical semiconductor manufacturing requirements. Screen owns 52 percent and holds the controlling interest in Sokudo, and Applied owns 48 percent. Screen transferred into Sokudo its existing track business and related intellectual property, including employees, products and its installed base of systems. Applied paid $147 million for its investment in Sokudo. Additionally, Applied contributed to Sokudo certain technology and related intellectual property and will provide key development employees. Screen performs manufacturing for Sokudo under an outsourcing agreement. Applied accounts for its interest in Sokudo under the equity method of accounting. Under this accounting method, Applied’s exposure to loss from ongoing operations is limited to $144 million as of October 29, 2006, which represents Applied’s carrying value of its investment in Sokudo. Applied’s investment in Sokudo is classified as an equity-method investment on the Consolidated Balance Sheet.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 1 of Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. Applied bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as Applied’s operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in the section above entitled “Risk Factors.” Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that Applied’s consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America, and provide a meaningful presentation of Applied’s financial condition and results of operations.

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

Income Taxes

Applied accounts for income taxes by recognizing deferred tax assets and liabilities using statutory tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities, net operating losses and tax credit carryforwards. Deferred tax assets are also reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. Management has determined that it is more likely than not that its future taxable income will be sufficient to realize its deferred tax assets.

The effective tax rate is highly dependent upon the geographic composition of worldwide earnings, tax regulations governing each region, non-tax deductible expenses incurred in connection with acquisitions and availability of tax credits. Management carefully monitors the changes in many factors and adjusts the effective income tax rate as required. If actual results differ from these estimates, Applied could be required to record a valuation allowance on deferred tax assets or adjust its effective income tax rate, which could have a material adverse effect on Applied’s business, financial condition and results of operations.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with Applied’s expectations could have a material impact on Applied’s results of operations and financial condition.

Equity-Based Compensation — Employee Stock Option Plans and Employee Stock Purchase Plans

Beginning on October 31, 2005, Applied began accounting for stock options and Employee Stock Purchase Plan (ESPP) shares under the provisions of SFAS 123(R), which requires recognition of the fair value of equity-based compensation. The fair value of stock options and ESPP shares was estimated using a Black-Scholes option valuation model. This methodology requires the use of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility and the estimated life of each award. The fair value of equity-based compensation awards less the estimated forfeitures is amortized over the service period of the award, and Applied has elected to use the straight-line method. Applied makes quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies that require recognition in the consolidated condensed statements of operations. Prior to the implementation of SFAS 123(R), Applied accounted for stock options and ESPP shares under the provisions of APB 25 and made pro forma footnote disclosures as required by SFAS No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123,” which amended SFAS No. 123, “Accounting For Stock-Based Compensation.” Pro forma net income and pro forma net income per share disclosed in the footnotes to the Consolidated Financial Statements were estimated using a Black-Scholes option valuation model. The fair value of restricted stock units was calculated based upon the fair market value of Applied’s common stock at the date of grant (see Note 1 of Notes to Consolidated Financial Statements).

Legal Matters

Applied is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Applied evaluates, among other factors, the degree of probability of an unfavorable outcome and reasonably estimates the amount of the loss. Significant judgment is required in both the probability determination and as to whether an exposure can be reasonably estimated. When Applied determines that it is probable that a loss has been incurred and the amount is reasonably estimable, the effect is recorded in the consolidated financial statements. Although the outcome of these claims cannot be predicted with certainty, Applied does not believe that any of the existing legal matters will have a material adverse effect on its financial condition or results of operations. However, significant changes in legal proceedings and claims, or the factors considered in the evaluation of those matters, could have a material adverse effect on Applied’s business, financial condition and results of operations.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At October 29, 2006, Applied’s investment portfolio included fixed-income securities with a fair value of approximately $2.4 billion. Applied’s primary objective for investing in fixed-income securities is to preserve principal while maximizing returns and minimizing risk. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at October 29, 2006 and October 30, 2005, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $28 million and $65 million, respectively. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the Consolidated Statement of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporarily impaired.

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

Foreign Currency Exchange Rate Risk

Certain operations of Applied are conducted in foreign currencies, such as Japanese yen, British pound, euro and Israeli shekel. Applied enters into forward exchange and currency option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. Gains and losses on these contracts are generally recognized in the Consolidated Statements of Operations at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses did not have a material effect on Applied’s results of operations for fiscal 2004, 2005 or 2006.

Forward exchange contracts are denominated in the same currency as the underlying transactions (primarily Japanese yen, British pound, euro and Israeli shekel), and the terms of the forward exchange contracts generally match the terms of the underlying transactions. Applied’s outstanding forward exchange contracts are marked-to-market (see Note 2 of Notes to Consolidated Financial Statements), as are the majority of the related underlying transactions being hedged; therefore, the effect of exchange rate changes on forward exchange contracts is expected to be substantially offset by the effect of these changes on the underlying transactions. The effect of an immediate 10 percent change in exchange rates on forward exchange contracts and the underlying hedged transactions is not expected to be material to Applied’s near-term financial condition or results of operations. Applied’s risk with respect to currency option contracts is limited to the premium paid for the right to exercise the option. Premiums paid for options outstanding at October 29, 2006 were not material.

Item 8:	Financial Statements and Supplementary Data

The consolidated financial statements required by this Item are set forth on the pages indicated at Item 15(a).

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:	Controls and Procedures

Disclosure Controls and Procedures.  As of the end of the period covered by this report, management of Applied conducted an evaluation, under the supervision and with the participation of Applied’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Applied’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, Applied’s Chief Executive Officer and Chief Financial Officer concluded that Applied’s disclosure controls and procedures were effective as of the end of the period covered by this report in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Applied in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.  Applied’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of Applied’s Chief Executive Officer and Chief Financial Officer, management of Applied conducted an evaluation of the effectiveness of Applied’s internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, Applied’s management concluded that Applied’s internal control over financial reporting was effective as of October 29, 2006.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report, included herein, on (1) Applied’s management’s assessment of the effectiveness of Applied’s internal control over financial reporting and (2) the effectiveness of Applied’s internal control over financial reporting as of October 29, 2006.

Changes in Internal Control over Financial Reporting.  During the fourth quarter of fiscal 2006, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.

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

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A: Controls and Procedures, that Applied Materials, Inc. maintained effective internal control over financial reporting as of October 29, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Applied Materials, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Applied Materials, Inc. maintained effective internal control over financial reporting as of October 29, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Applied Materials, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 29, 2006, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Applied Materials, Inc. as of October 29, 2006 and October 30, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 29, 2006. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as of and for each of the years in the three-year period ended October 29, 2006. Our report dated December 14, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/  KPMG LLP
KPMG LLP

Mountain View, California
December 14, 2006

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from Applied’s Proxy Statement to be filed with the SEC in connection with the 2007 Annual Meeting of Stockholders (the Proxy Statement).

Item 10:	Directors and Executive Officers of the Registrant

(1) Information concerning directors, including Applied’s audit committee financial expert, appears in the Proxy Statement under “Election of Directors,” and is incorporated herein by reference.

(2) For information with respect to Executive Officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers of the Registrant.”

(3) Information concerning Section 16(a) beneficial ownership reporting compliance appears in the Proxy Statement, under “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Applied has adopted the Standards of Business Conduct, a code of ethics with which every person who works for Applied and every member of the Board of Directors is expected to comply. If any substantive amendments are made to the Standards of Business Conduct or any waiver is granted, including any implicit waiver, from a provision of the code to Applied’s Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, Applied will disclose the nature of such amendment or waiver on its website or in a report on Form 8-K. The above information, including the Standards of Business Conduct, is available on Applied’s website under the Investors section at http://www.appliedmaterials.com/investors/index.html. This website address is intended to be an inactive, textual reference only. None of the material on this website is part of this report.

Item 11:	Executive Compensation

Information concerning executive compensation appears in the Proxy Statement, under “Executive Compensation and Related Information,” and is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management appears in the Proxy Statement, under “Principal Stockholders,” and is incorporated herein by reference.

The following table summarizes information with respect to options and other equity awards under Applied’s equity compensation plans as of October 29, 2006:

Equity Compensation Plan Information

(c)
	(a)			Number of Securities
	Number of			Available for Future
	Securities to be		(b)	Issuance Under Equity
	Issued Upon Exercise		Weighted Average	Compensation Plans
	of Outstanding Options,		Exercise Price of	(Excluding Securities
	Warrants and		Outstanding Options,	Reflected in
Plan Category	Rights(1)		Warrants and Rights(2)	Column(a))
(In thousands, except prices)

Equity compensation plans approved by security holders	57,687		$14.88	132,278	(3)
Equity compensation plans not approved by security holders	119,644	(4)	$18.51	22,973	(5)

Total	177,331		$17.33	155,251

(1)	Includes only options and restricted stock units (referred to as “performance shares” under the Applied Materials, Inc. Employee Stock Incentive Plan) outstanding under Applied’s equity compensation plans, as no stock warrants or other rights were outstanding as of October 29, 2006.

(2)	The weighted average exercise price of outstanding options, warrants and rights does not take restricted stock units into account as restricted stock units have a de minimis purchase price.

(3)	Includes 6,894 shares of Applied common stock reserved for future issuance under the Applied Materials, Inc. Employees’ Stock Purchase Plan.

(4)	Includes options to purchase 3,310 shares of Applied common stock assumed through various mergers and acquisitions, after giving effect to the applicable exchange ratios. These assumed options had a weighted average exercise price of $13.16 per share. No further shares are available for issuance under these plans under which these options were granted.

(5)	Includes 3,775 shares of Applied common stock reserved for future issuance under the Applied Materials, Inc. Stock Purchase Plan for Offshore Employees.

Applied has the following equity compensation plans that have not been approved by stockholders (share numbers shown in thousands):

2000 Global Equity Incentive Plan The 2000 Global Equity Incentive Plan (the 2000 Plan) was adopted effective as of June 21, 2000. The 2000 Plan provides for the grant of non-qualified stock options to employees other than officers and directors. The administrator of the 2000 Plan (either the Board or a committee appointed by the Board) determines the terms and conditions of all stock options granted; provided, however, that (1) the exercise price generally may not be less than 100 percent of the fair market value (on the date of grant) of the stock covered by the option, and (2) the term of options can be no longer than 10 years (extended to up to 13 years in the event of death). A total of 147,000 shares has been authorized for issuance under the 2000 Plan, and 19,198 shares remain available for issuance as of October 29, 2006.

Stock Purchase Plan for Offshore Employees The Stock Purchase Plan for Offshore Employees (the Offshore ESPP) was adopted effective as of October 16, 1995. The Offshore ESPP provides for the grant of stock options to employees (other than United States citizens or residents) through one or more offerings. The administrator of the Offshore ESPP (the Board or a committee appointed by the Board) determines the terms and conditions of all options prior to the start of an offering, including the option exercise price, number of shares covered and when an option may be exercised. All options granted as part of an offering must be granted on the same date. A total of 12,800 shares has been authorized for issuance under the Offshore Plan, and 3,775 shares remain available for issuance as of October 29, 2006.

Item 13:	Certain Relationships and Related Transactions

The information appearing in the Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14:	Principal Accounting Fees and Services

Information concerning principal accounting fees and services and the audit committee’s preapproval policies and procedures appears in the Proxy Statement under the heading “Fees Paid to KPMG LLP” and is incorporated herein by reference.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

Page
Number

(1) Financial Statements:
Consolidated Statements of Operations for each of the three years in the period ended October 29, 2006	45
Consolidated Balance Sheets at October 30, 2005 and October 29, 2006	46
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended October 29, 2006	47
Consolidated Statements of Cash Flows for each of the three years in the period ended October 29, 2006	48
Notes to Consolidated Financial Statements	49
Report of KPMG LLP, Independent Registered Public Accounting Firm	80
(2) Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended October 29, 2006	86
(3) Exhibits:
The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

APPLIED MATERIALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	October 31,	October 30,	October 29,
Fiscal Year	2004	2005	2006
	(In thousands, except per share amounts)

Net sales	$8,013,053	$6,991,823	$9,167,014
Cost of products sold	4,311,808	3,905,949	4,875,212

Gross margin	3,701,245	3,085,874	4,291,802
Operating expenses:
Research, development and engineering	991,873	940,507	1,152,326
Marketing and selling	394,376	358,524	438,654
General and administrative	357,245	338,878	468,088
Restructuring and asset impairments	167,459	—	212,113
Litigation settlements, net	26,627	—	—

Income from operations	1,763,665	1,447,965	2,020,621
Pretax loss of equity-method investment	—	—	2,849
Interest expense	52,877	37,819	36,096
Interest income	118,462	171,423	185,295

Income before income taxes	1,829,250	1,581,569	2,166,971
Provision for income taxes	477,947	371,669	650,308

Net income	$1,351,303	$1,209,900	$1,516,663

Earnings per share:
Basic	$0.80	$0.74	$0.98
Diluted	$0.78	$0.73	$0.97
Weighted average number of shares:
Basic	1,688,121	1,645,531	1,551,339
Diluted	1,721,645	1,657,493	1,565,072

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED BALANCE SHEETS

	October 30,	October 29,
	2005	2006
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$990,342	$861,463
Short-term investments	2,342,952	1,035,875
Accounts receivable, less allowance for doubtful accounts of $3,649 and $3,342 at 2005 and 2006, respectively	1,615,504	2,026,199
Inventories	1,034,093	1,406,777
Deferred income taxes	581,183	455,473
Assets held for sale	—	37,211
Other current assets	271,003	258,021

Total current assets	6,835,077	6,081,019
Long-term investments	2,651,927	1,314,861
Property, plant and equipment	3,011,110	2,753,883
Less: accumulated depreciation and amortization	(1,736,086)	(1,729,589)

Net property, plant and equipment	1,275,024	1,024,294
Goodwill, net	338,982	572,558
Purchased technology and other intangible assets, net	81,093	201,066
Equity-method investment	—	144,431
Deferred income taxes and other assets	87,054	142,608

Total assets	$11,269,157	$9,480,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,574	$202,535
Accounts payable and accrued expenses	1,618,042	2,023,651
Income taxes payable	139,798	209,859

Total current liabilities	1,765,414	2,436,045
Long-term debt	407,380	204,708
Other liabilities	167,814	188,684

Total liabilities	2,340,608	2,829,437

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: $.01 par value per share; 1,000 shares authorized; no shares issued	—	—
Common stock: $.01 par value per share; 2,500,000 shares authorized; 1,606,694 and 1,391,730 shares outstanding at 2005 and 2006, respectively	16,067	13,917
Additional paid-in capital	3,161,053	3,678,202
Retained earnings	8,227,793	9,472,303
Treasury stock: 144,104 and 378,435 shares at 2005 and 2006, respectively, net	(2,439,116)	(6,494,012)
Accumulated other comprehensive loss	(37,248)	(19,010)

Total stockholders’ equity	8,928,549	6,651,400

Total liabilities and stockholders’ equity	$11,269,157	$9,480,837

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional	Deferred			Other
	Common Stock		Paid-In	Stock	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Stock	Income/(Loss)	Total
	(In thousands)

Balance at October 26, 2003	1,677,440	$16,774	$2,462,129	$(1,543)	$5,812,867	$(238,576)	$16,383	$8,068,034
Components of comprehensive income:
Net income	—	—	—	—	1,351,303	—	—	1,351,303
Change in unrealized net gain on investments	—	—	—	—	—	—	(12,657)	(12,657)
Change in unrealized net gain on derivative instruments	—	—	—	—	—	—	(1,283)	(1,283)
Translation adjustments	—	—	—	—	—	—	7,974	7,974

Comprehensive income							—	1,345,337
Net issuance under stock plans, including tax benefits of $100,599	40,608	407	420,646	—	—	—	—	421,053
Amortization of deferred stock compensation	—	—	—	1,447	—	—	—	1,447
Treasury Stock repurchases, net	(37,784)	(378)	—	—	—	(573,466)	—	(573,844)

Balance at October 31, 2004	1,680,264	$16,803	$2,882,775	$(96)	$7,164,170	$(812,042)	$10,417	$9,262,027
Components of comprehensive income:
Net income	—	—	—	—	1,209,900	—	—	1,209,900
Change in unrealized net loss on investments	—	—	—	—	—	—	(33,053)	(33,053)
Change in unrealized net gain on derivative instruments	—	—	—	—	—	—	8,561	8,561
Change in minimum pension liability	—	—	—	—	—	—	(17,868)	(17,868)
Translation adjustments	—	—	—	—	—	—	(5,305)	(5,305)

Comprehensive income								1,162,235
Dividends	—	—	—	—	(146,277)	—	—	(146,277)
Equity-based compensation	—	—	55	—	—	—	—	55
Net issuance under stock plans, including tax benefits of $84,294	27,638	276	278,223	—	—	—	—	278,499
Amortization of deferred stock compensation	—	—	—	96	—	—	—	96
Treasury Stock repurchases, net	(101,208)	(1,012)	—	—	—	(1,627,074)	—	(1,628,086)

Balance at October 30, 2005	1,606,694	$16,067	$3,161,053	$—	$8,227,793	$(2,439,116)	$(37,248)	$8,928,549
Components of comprehensive income:
Net income	—	—	—	—	1,516,663	—	—	1,516,663
Change in unrealized net loss on investments	—	—	—	—	—	—	16,486	16,486
Change in unrealized net gain on derivative instruments	—	—	—	—	—	—	(4,888)	(4,888)
Change in minimum pension liability	—	—	—	—	—	—	(117)	(117)
Translation adjustments	—	—	—	—	—	—	6,757	6,757

Comprehensive income							—	1,534,901
Dividends	—	—	—	—	(272,153)	—	—	(272,153)
Equity-based compensation	—	—	216,269	—	—	—	—	216,269
Net issuance under stock plans, including tax benefits of $23,664	23,433	234	282,587	—	—	—	—	282,821
Assumption of Applied Films equity plans	—	—	18,293	—	—	—	—	18,293
Treasury Stock repurchases, net	(238,397)	(2,384)	—	—	—	(4,054,896)	—	(4,057,280)

Balance at October 29, 2006	1,391,730	$13,917	$3,678,202	$—	$9,472,303	$(6,494,012)	$(19,010)	$6,651,400

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	October 31,	October 30,	October 29,
Fiscal Year	2004	2005	2006
	(In thousands)

Cash flows from operating activities:
Net income	$1,351,303	$1,209,900	$1,516,663
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	355,538	300,433	270,413
Loss on fixed asset retirements	19,039	22,553	28,365
Non-cash portion of restructuring and asset impairments	81,300	—	212,113
Acquired in-process research and development expense	5,800	—	14,000
Pretax loss of equity-method investment	—	—	2,849
Deferred income taxes	78,927	20,310	25,323
Excess tax benefit from equity-based compensation plans	—	—	(23,664)
Tax benefit from equity-based compensation plans	100,599	84,294	—
Amortization of deferred compensation	1,447	96	—
Equity-based compensation	—	55	216,269
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	(756,193)	86,959	(393,022)
Inventories	(187,925)	130,924	(222,335)
Other current assets	(53,315)	48,315	25,224
Other assets	(82,228)	(10,415)	17,088
Accounts payable and accrued expenses	580,443	(444,858)	237,952
Income taxes payable	130,554	(217,851)	100,020
Other liabilities	1,982	16,425	(91,531)

Cash provided by operating activities	1,627,271	1,247,140	1,935,727

Cash flows from investing activities:
Capital expenditures	(190,577)	(199,650)	(179,482)
Cash paid for acquisitions, net of cash acquired	(7,400)	(101,793)	(339,093)
Investment in equity-method investment	—	—	(147,280)
Proceeds from disposition of assets	—	—	1,863
Proceeds from disposition of assets held for sale	—	—	16,206
Proceeds from sales and maturities of investments	2,852,439	3,245,686	3,312,388
Purchases of investments	(3,188,319)	(3,123,366)	(674,225)

Cash (used for)/provided by investing activities	(533,857)	(179,123)	1,990,377

Cash flows used for financing activities:
Short-term debt repayments	(861)	(13,290)	(7,710)
Long-term debt repayments	(104,553)	(48,425)	—
Proceeds from common stock issuances	396,610	266,115	337,106
Common stock repurchases	(650,000)	(1,677,511)	(4,157,725)
Excess tax benefit from equity-based compensation plans	—	—	23,664
Payments of dividends to stockholders	—	(98,040)	(250,782)

Cash used for financing activities	(358,804)	(1,571,151)	(4,055,447)

Effect of exchange rate changes on cash and cash equivalents	1,282	184	464

Increase/(decrease) in cash and cash equivalents	735,892	(502,950)	(128,879)
Cash and cash equivalents — beginning of year	757,400	1,493,292	990,342

Cash and cash equivalents — end of year	$1,493,292	$990,342	$861,463

Supplemental cash flow information:
Cash payments/(refunds) for income taxes, net	$179,489	$374,302	$549,531
Cash payments for interest	$40,255	$32,171	$28,195

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation  The consolidated financial statements include the accounts of Applied Materials, Inc. and its subsidiaries (Applied or the Company) after elimination of intercompany balances and transactions. All references to a fiscal year apply to Applied’s fiscal year which ends on the last Sunday in October. Fiscal 2005 and 2006 contained 52 weeks, whereas fiscal 2004 contained 53 weeks. The first fiscal quarter of 2005 and 2006 each contained 13 weeks, whereas the first fiscal quarter of 2004 contained 14 weeks.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Reclassifications  The accompanying consolidated financial statements for fiscal 2004 and fiscal 2005 contain certain reclassifications to conform to the fiscal 2006 presentation. These consist of reclassification to long-term investments of $2.6 billion for fiscal 2005 of certain fixed-income securities, excluding auction rate securities and variable rate demand notes, previously reported in short-term investments in fiscal 2005 and related deferred taxes. The reclassifications resulted from a change in accounting for fixed-income investments based on contractual maturity dates. In connection with this reclassification, short-term deferred taxes were reclassified to long-term deferred taxes. In addition, certain long-term equity securities, previously reported in other long-term assets, are also now included in long-term investments. There were no changes in Applied’s investment policies or practices associated with this change in accounting method.

During fiscal 2006, Applied began disclosing treasury stock on the Consolidated Balance Sheets and in the Consolidated Statements of Changes in Stockholders Equity. Prior amounts have been restated to conform to the fiscal 2006 presentation. Repurchases of common stock are accounted for under the par value method. The cost of reissued shares was determined on a first-in, first-out (FIFO) basis.

Cash Equivalents and Investments  All highly-liquid investments with a remaining maturity of three months or less at the time of purchase are considered to be cash equivalents. All of Applied’s investments are classified as available-for-sale at the respective balance sheet dates. Investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and any temporary difference between the cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income/(loss). The specific identification method is used to determine the gains and losses on investments.

Inventories  Inventories are generally stated at the lower of cost or market, with cost determined on a FIFO basis.

Property, Plant and Equipment  Property, plant and equipment is stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives for financial reporting purposes are as follows: buildings and improvements, 3 to 30 years; demonstration and manufacturing equipment, 3 to 5 years; software, 3 to 5 years; and furniture, fixtures and other equipment, 3 to 15 years. Land improvements are amortized over the shorter of 15 years or the estimated useful life. Leasehold improvements are amortized over the shorter of five years or the lease term.

Intangible Assets  Goodwill and indefinite-lived assets are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year. Purchased technology and other intangible assets are presented at cost, net of accumulated amortization, and are amortized over their estimated useful lives of 2 to 15 years using the straight-line method.

Long-Lived Assets  Applied reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Applied assesses these assets for impairment based on estimated future cash flows from these assets.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research, Development and Engineering Costs  Research, development and engineering costs are expensed as incurred.

Advertising Costs  Advertising costs are expensed as incurred. Advertising costs were not material for all periods presented.

Income Taxes  Income tax expense is based on pretax earnings. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of recorded assets and liabilities, net operating losses and tax credit carryforwards.

Revenue Recognition  Applied recognizes revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; seller’s price to buyer is fixed or determinable; and collectibility is reasonably assured. Applied’s shipping terms are customarily FOB Applied shipping point or equivalent terms. Applied’s revenue recognition policy generally results in revenue recognition at the following points: (1) for all transactions where legal title passes to the customer upon shipment, Applied recognizes revenue upon shipment for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks is deferred based on the estimated fair value, and that revenue is recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer technical acceptance; (3) for transactions where legal title does not pass at shipment, revenue is recognized when legal title passes to the customer, which is typically at customer technical acceptance, and (4) for arrangements containing multiple elements, the revenue relating to the undelivered elements is deferred at estimated fair value until delivery of the deferred elements. In cases where Applied has sold products that have been demonstrated to meet product specifications prior to shipment, Applied believes that at the time of delivery, it has an enforceable claim to amounts recognized as revenue. Spare parts revenue is generally recognized upon shipment, and services revenue is generally recognized over the period that the services are provided.

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

Foreign Currency Translation  Applied’s subsidiaries, with the exception primarily of the subsidiary located in the United Kingdom, use the United States dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, except for non-monetary assets, such as inventories and property, plant and equipment, that are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. The resulting translation gains and losses are included in the Consolidated Statements of Operations as incurred. Applied’s subsidiary located in the United Kingdom operates primarily using the British pound, and therefore, the British pound has been determined to be the functional currency for the United Kingdom subsidiary. Accordingly, all assets and liabilities of this

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiary are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting translation adjustments are presented as a separate component of accumulated other comprehensive income/(loss) in stockholders’ equity.

Equity-Based Compensation

Applied has adopted equity-based compensation plans that provide for the grant to employees of equity-based awards, including stock options and, beginning in fiscal 2005, restricted stock units (referred to as performance shares under the Applied Materials, Inc. Employee Stock Incentive Plan). In addition, certain of these plans provide for the automatic grant of stock options to non-employee directors and permit the grant of equity-based awards to consultants. Applied also has two Employee Stock Purchase Plans (ESPP) for United States and international employees, respectively, which enable substantially all employees to purchase Applied common stock.

On October 31, 2005, Applied implemented the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)), using the modified prospective transition method.
SFAS 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. Using the modified prospective transition method of adopting SFAS 123(R), Applied began recognizing compensation expense for stock options and ESPP shares granted after October 30, 2005, plus equity-based awards granted prior to, and unvested as of October 31, 2005. As provided under this method of implementation, prior periods have not been restated. The estimated fair value of Applied’s equity-based awards, less expected forfeitures, is amortized over the awards’ service period on a straight-line basis.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” Applied has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of equity-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee equity-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee equity-based compensation awards that are outstanding upon the implementation of SFAS 123(R).

The equity-based compensation expense for fiscal 2006 included $30 million related to restricted stock units. The expense related to restricted stock units would have been included in Applied’s Consolidated Statements of Operations under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and is therefore excluded from the impact of the implementation of SFAS 123(R) for fiscal 2006. As a result of adopting SFAS 123(R), Applied’s income before taxes and net income for fiscal 2006 was reduced by $186 million and $146 million, respectively. The implementation of SFAS 123(R), which resulted in the expensing of stock options and the ESPP over the vesting or purchase period, as applicable, reduced basic and fully diluted earnings per share by $0.09 for fiscal 2006.

Total equity-based compensation expense recognized in the Consolidated Statements of Operations consists of charges associated with stock options, restricted stock units and the ESPP. Equity-based compensation expense and the related income tax benefit for fiscal 2006 were $216 million (or $0.11 per diluted share) which resulted in a $46 million income tax benefit.

Prior to October 31, 2005, Applied measured compensation expense for its employee equity-based compensation plans using the intrinsic value method under APB 25 and related interpretations. As the exercise price of all options granted under these plans was not below the fair market price of the underlying common stock on the grant date, no equity-based compensation cost for stock options was recognized in the Consolidated Statements of Operations under the intrinsic value method.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The exercise price of each stock option equals the market price of Applied’s stock on the date of grant. Most options are scheduled to vest over four years and expire no later than seven years after the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Applied’s employee stock options have characteristics significantly different from those of publicly traded options. The weighted average assumptions used in the model are outlined in the following table:

Fiscal 2006

Stock Options:
Dividend yield	0.73%
Expected volatility	36.7%
Risk-free interest rate	4.48%
Expected life (in years)	3.8

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, Applied annually reviews historical employee exercise behavior of option grants with similar vesting periods.

Options outstanding had an aggregate intrinsic value of $317 million and $165 million at October 30, 2005 and October 29, 2006, respectively. The weighted average grant date fair value of options granted during fiscal 2006 was $54 million. The total intrinsic value of options exercised during fiscal 2006 was $57 million. The total fair value of options that vested during fiscal 2006 was $256 million. At October 29, 2006, Applied had $121 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 1.1 years. Cash received from stock option exercises was $284 million during fiscal 2006. During fiscal 2006, as part of the acquisition of Applied Films Corporation (Applied Films), Applied assumed outstanding options to purchase Applied Films common stock that, at the acquisition date, had a fair value of $26 million, including $6 million of total unrecognized compensation expense, net of $2 million of estimated forfeitures (see Note 13). The total stock options assumed by Applied were converted into options to purchase 3 million shares of Applied common stock.

Employee Stock Purchase Plans

Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. The number of shares issued under the ESPP during the year ended October 29, 2006 was 4,065,000. Based on the Black-Scholes option pricing model, the weighted average estimated fair value of purchase rights under the ESPP was $5.21 for the year ended October 29, 2006. Compensation expense is calculated using the fair value of the employee’s purchase rights per the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

Year Ended
October 29,
2006

ESPP:
Dividend yield	0.32%
Expected volatility	31.1%
Risk-free interest rate	2.81%
Expected life (in years)	1.25

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

Restricted stock units (also referred to as performance shares) are converted into shares of Applied common stock upon vesting on a one-for-one basis. Typically, vesting of restricted stock units is subject to the employee’s continuing service to Applied. The compensation expense related to these awards was determined using the fair value of Applied’s common stock on the date of the grant, and compensation is recognized over the service period. Restricted stock units generally vest over four years.

At October 29, 2006, Applied had $204 million total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted average period of 1.7 years (see Note 8). During fiscal 2006, as part of the acquisition of Applied Films, Applied assumed Applied Films’ outstanding restricted stock awards that, at the acquisition date, had a fair value of $298,000, including $130,000 of total unrecognized equity-based compensation expense, net of estimated forfeitures. The Applied Films restricted stock awards assumed are expected to convert into 19,000 shares of Applied common stock upon vesting.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006

Prior to fiscal 2006, Applied followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended. The following table illustrates the effect on net income and earnings per share for fiscal 2004 and fiscal 2005 if the fair value recognition provisions of SFAS 123, as amended, had been applied to options granted under Applied’s equity-based compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods. If Applied had recognized the expense of equity-based compensation programs in the Consolidated Statements of Operations, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes.

Fiscal Year	2004	2005

Reported net income	$1,351,303	$1,209,900
Equity-based compensation expense, net of tax	(345,897)	(312,116)

Pro forma net income	$1,005,406	$897,784

Earnings per share as reported:
Basic	$0.80	$0.74
Diluted	$0.78	$0.73
Pro forma earnings per share:
Basic	$0.60	$0.55
Diluted	$0.58	$0.54

For purposes of the weighted average estimated fair value calculations, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Stock Options		ESPP
Fiscal Year	2004	2005	2004	2005

Dividend yield	None	0.11%	None	0.01%
Expected volatility	63%	44%	67%	48%
Risk-free interest rate	2.49%	3.45%	1.82%	2.51%
Expected life (in years)	3.6	4.0	1.25	1.25

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $10.06 for fiscal 2004 and $6.46 for fiscal 2005. The weighted average estimated fair value of

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase rights granted under the ESPP was $5.91 for fiscal 2004 and $5.65 for fiscal 2005. Beginning in the first quarter of fiscal 2005, the computation of the expected volatility assumption used in the Black-Scholes calculations for new grants changed from being based solely on historical volatility to being based on a combination of historical and implied volatilities.

On August 4, 2005, the Human Resources and Compensation Committee of the Board of Directors of Applied approved the vesting acceleration of certain unvested, out-of-the-money stock options outstanding under Applied’s employee stock option plans, effective August 5, 2005. Stock options held by Applied’s five most senior executive officers, non-employee directors and consultants were not included in the vesting acceleration. Vesting was accelerated for stock options that had exercise prices greater than $17.85 per share, which was the closing price of Applied common stock on August 5, 2005. In connection with the modification of the terms of these options to accelerate their vesting, approximately $138 million was recorded as a non-cash compensation expense on a pro forma basis in accordance with SFAS 123, and this amount is included in the pro forma table above for the year ended October 30, 2005. This action was taken to reduce the impact of future compensation expense that Applied would otherwise be required to recognize in future consolidated statements of operations pursuant to SFAS 123(R), which was adopted by Applied beginning in the first quarter of fiscal 2006.

For additional information on Applied’s employee benefit plans, see Note 8 of Notes to Consolidated Financial Statements.

Concentrations of Credit Risk  Financial instruments that potentially subject Applied to significant concentrations of credit risk consist principally of cash equivalents, investments, trade accounts receivable and derivative financial instruments used in hedging activities. Applied invests in a variety of financial instruments, such as, but not limited to, certificates of deposit, corporate and municipal bonds, and United States Treasury and agency securities, mortgage-backed securities, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. Applied’s customers consist principally of semiconductor and display manufacturers located throughout the world. Applied performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. Applied maintains an allowance reserve for potentially uncollectible accounts receivable based on its assessment of the collectibility of accounts receivable. Applied regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. In addition, Applied utilizes letters of credit to mitigate credit risk when considered appropriate. Applied is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but does not expect any counterparties to fail to meet their obligations.

Earnings Per Share  Basic earnings per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, restricted stock units, ESPP shares and amounts due under the agreements associated with the accelerated buyback program) outstanding during the period. Applied’s net income has not been adjusted for any period presented for purposes of computing basic or diluted earnings per share.

For purposes of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price that exceeded the average fair market value of Applied’s common stock for the period, as the effect would be anti-dilutive. Options to purchase shares of common stock that were excluded from the computation were as follows:

Fiscal Year	2004	2005	2006
	(In thousands, except prices)

Number of shares excluded	80,889	124,306	123,317
Average exercise price	$23.15	$21.04	$19.10

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends  Applied’s Board of Directors declared three quarterly cash dividends in the amount of $0.03 per share each in fiscal 2005. During fiscal 2006, Applied’s Board of Directors declared one quarterly cash dividend in the amount of $0.03 per share and three quarterly cash dividends in the amount of $0.05 per share each. The fourth quarterly cash dividend declared in fiscal 2006 was payable on December 7, 2006, to stockholders of record as of November 16, 2006. Dividends paid during fiscal 2005 and fiscal 2006 totaled $98 million and $251 million, respectively. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R” (SFAS 158). SFAS 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS 158 is effective for Applied in fiscal 2007. Applied does not expect the implementation of this standard to have a material effect on Applied’s financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for Applied in fiscal 2009. Applied is evaluating the potential impact of the implementation of SFAS 157 on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for Applied in fiscal 2007. Applied does not expect the implementation of this staff accounting bulletin to have a material effect on Applied’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 will become effective for Applied beginning in fiscal 2008. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Applied is evaluating the potential impact of the implementation of FIN 48 on its financial position and results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 also resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. SFAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

only strips are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of Applied’s 2007 fiscal year. Applied is currently assessing the impact of SFAS 155, however, it does not anticipate that SFAS 155 will have a material impact on its financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154), which requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors beginning in fiscal 2007. Applied does not expect the implementation of this standard to have a material effect on Applied’s financial position or results of operations.

Note 2	Financial Instruments

Investments

Investments by security type at October 29, 2006 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Obligations of states and political subdivisions	$1,153,750	$367	$2,913	$1,151,204
U.S. commercial paper, corporate bonds and medium-term notes	447,151	320	3,176	444,295
U.S. Treasury and agency securities	406,525	475	3,839	403,161
Other debt securities	299,003	557	4,139	295,421

Total fixed income securities	2,306,429	1,719	14,067	2,294,081
Publicly traded equity securities	15,710	3,259	951	18,018
Equity securities carried at cost	38,637	—	—	38,637

Total	$2,360,776	$4,978	$15,018	$2,350,736

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments by security type at October 30, 2005 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Obligations of states and political subdivisions	$1,362,456	$194	$4,720	$1,357,930
U.S. commercial paper, corporate bonds and medium-term notes	1,069,556	1,429	7,806	1,063,179
Bank certificates of deposit	63,847	—	—	63,847
U.S. Treasury and agency securities	1,671,396	134	16,339	1,655,191
Other debt securities	816,424	763	12,335	804,852

Total fixed income securities	4,983,679	2,520	41,200	4,944,999
Publicly traded equity securities	23,991	—	5,818	18,173
Equity securities carried at cost	31,707	—	—	31,707

Total	$5,039,377	$2,520	$47,018	$4,994,879

Cash and cash equivalents included investments in debt and other securities of $608 million at October 30, 2005 and $75 million at October 29, 2006.

Contractual maturities of investments at October 29, 2006 were as follows:

		Estimated
	Cost	Fair Value
	(In thousands)

Due in one year or less	$421,713	$420,069
Due after one through three years	687,025	682,182
Due after three years	898,688	896,408
No single maturity date*	353,350	352,077

	$2,360,776	$2,350,736

*	Securities with no single maturity date include publicly traded equity securities, mortgage- and asset-backed securities.

Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include: the length of time and extent to which fair market value has been lower than the cost basis, the financial condition and near-term prospects of the investee, credit quality, and Applied’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. Generally, the contractual terms of the investments do not permit settlement at prices less than the amortized cost of the investments. Applied has determined that the gross unrealized losses on its investments at October 29, 2006 are temporary in nature. The gross unrealized losses related to investments are primarily due to a decrease in the fair market value of fixed-rate debt securities as a result of increases in interest rates. Accordingly, Applied does not consider the investments to be other-than-temporarily impaired at October 29, 2006, as it has the ability and intent to hold the investments for a period of time that may be sufficient for anticipated recovery in fair market value.

The following table provides the gross unrealized losses and the fair market value of Applied’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

category and length of time that individual securities have been in a continuous unrealized loss position as of October 29, 2006.

	In Loss Position for		In Loss Position for
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Obligations of states and political subdivisions	$378,372	$2,910	$10,006	$3	$388,378	$2,913
U.S. commercial paper, corporate bonds and medium-term notes	63,319	244	177,906	2,932	241,225	3,176
U.S. Treasury and agency securities	103,191	748	166,047	3,091	269,238	3,839
Other debt securities	22,887	101	215,815	4,038	238,702	4,139
Publicly traded equity securities	—	—	1,008	951	1,008	951

	$567,769	$4,003	$570,782	$11,015	$1,138,551	$15,018

Applied manages its cash equivalents and investments as a single portfolio of highly marketable securities that is intended to be available to meet Applied’s current cash requirements. For fiscal 2005, gross realized gains on sales of investments were $3 million, and gross realized losses were $8 million. For fiscal 2006, gross realized gains on sales of investments were $5 million, and gross realized losses were $28 million, principally attributable to the sale of investments to fund the accelerated stock buyback program discussed in Note 7.

During fiscal 2006, Applied changed its accounting method for certain fixed-income investments, which resulted in the reclassification of these investments from short-term investments to long-term investments. As a result, prior period balances have been reclassified to conform to the current period’s presentation. This accounting method is based on the contractual maturity dates of fixed-income securities as current or long-term, while the prior classification was based on the nature of the securities and the availability for use in current operations. Applied believes this presentation method is preferable as it is more reflective of Applied’s assessment of the timing of when such securities are expected to be converted to cash. Accordingly, certain fixed-income investments of $2.6 billion have been reclassified from short-term investments to long-term investments in the October 30, 2005 Consolidated Balance Sheet to conform to the fiscal 2006 financial statement presentation. In connection with this reclassification, short-term deferred taxes have been reclassified to long-term deferred taxes. There have been no changes in Applied’s investment policies or practices associated with this change in accounting method.

In addition, $50 million of long-term equity securities previously reported in other long-term assets have been reclassified to long-term investments in the October 30, 2005 Consolidated Balance Sheet to conform to the fiscal 2006 financial statement presentation. Applied continues to classify auction rate securities and variable rate demand notes as current assets, notwithstanding the underlying contractual term of such investments, since the highly liquid nature of these investments enables them to be readily convertible to cash.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management is to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged.

Applied uses derivative financial instruments, such as forward exchange contracts and currency option contracts, to hedge certain forecasted foreign currency denominated transactions expected to occur within the next 12 months. Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income/(loss) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. Amounts included in accumulated other comprehensive income/(loss) at October 29, 2006 will generally be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in cost of products sold. The change in option and forward time value was not material for fiscal 2004, 2005 or 2006. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amounts recognized due to anticipated transactions failing to occur were not material for all periods presented.

Forward exchange contracts are generally used to hedge certain foreign currency denominated assets or liabilities. These derivatives are not designated for hedge accounting treatment. Accordingly, changes in the fair value of these hedges are recorded promptly in earnings to offset the changes in the fair value of the assets or liabilities being hedged.

Derivative-related activity in accumulated other comprehensive income/(loss) was as follows:

	2005	2006
	(In thousands)

Unrealized gain, net, on derivative instruments at beginning of period	$646	$9,207
Increase/(decrease) in fair value of derivative instruments	10,105	(5,095)
(Gains)/losses reclassified into earnings, net	(1,544)	206

Unrealized gain, net, on derivative instruments at end of period	$9,207	$4,318

Fair Value of Financial Instruments  The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. At October 30, 2005, the carrying amount of long-term debt was $415 million and the estimated fair value was $432 million. At October 29, 2006, the carrying amount of long-term debt was $407 million and the estimated fair value was $428 million. The estimated fair value of long-term debt is based primarily on quoted market prices for the same or similar issues.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3	Balance Sheet Detail

	2005	2006
	(In thousands)

Inventories
Customer service spares	$383,003	$466,414
Raw materials	136,371	236,913
Work-in-process	129,778	272,654
Finished goods*	384,941	430,796

	$1,034,093	$1,406,777

Property, Plant and Equipment, Net
Land and improvements	$280,391	$222,381
Buildings and improvements	1,424,922	1,241,195
Demonstration and manufacturing equipment	684,268	659,551
Furniture, fixtures and other equipment	535,609	553,185
Construction in progress	85,920	77,571

Gross property, plant and equipment	3,011,110	2,753,883
Accumulated depreciation	(1,736,086)	(1,729,589)

	$1,275,024	$1,024,294

Accounts Payable and Accrued Expenses
Accounts payable	$347,559	$475,479
Compensation and employee benefits	291,721	439,333
Deferred revenue	318,106	369,875
Installation and warranty	171,419	215,578
Customer deposits	50,291	97,495
Other accrued taxes	159,368	84,957
Dividends payable	48,237	69,600
Restructuring reserve	69,482	24,731
Other	161,859	246,603

	$1,618,042	$2,023,651

*	Included in finished goods inventory is $117 million at October 30, 2005 and $174 million at October 29, 2006 of newly introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria, as set forth in Note 1.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill, Purchased Technology and Other Intangible Assets

Details of unamortized intangible assets were as follows:

	2005			2006
		Other			Other
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
	(In thousands)

Gross carrying amount	$384,852	$17,860	$402,712	$618,428	$17,860	$636,288
Accumulated amortization	(45,870)	—	(45,870)	(45,870)	—	(45,870)

	$338,982	$17,860	$356,842	$572,558	$17,860	$590,418

Goodwill is not amortized but reviewed for impairment annually during the fourth quarter of each fiscal year. Applied conducted goodwill impairment tests in fiscal 2005 and fiscal 2006, and the results of these tests indicated that Applied’s goodwill assets were not impaired. From October 30, 2005 to October 29, 2006, the change in goodwill was $234 million, due primarily to the acquisitions of Applied Films Corporation, a Colorado corporation (Applied Films), certain assets of UMS Solutions Pte. Ltd. (UMS Solutions), a wholly-owned subsidiary of Norelco UMS Holdings Limited, and ChemTrace Corporation and ChemTrace Precision Cleaning, Inc. (collectively, ChemTrace) and offset in part by other adjustments associated with previous acquisitions. Other assets that are not subject to amortization consist primarily of a trade name associated with the Metron Technology N.V. acquisition and is reported in the Fab Solutions segment. As of October 29, 2006 goodwill by reportable segment was: Silicon, $230 million; Display, $116 million; Fab Solutions, $89 million and Adjacent Technologies, $138 million. For additional details, see Note 13.

Details of amortized intangible assets were as follows:

	2005			2006
		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total
	(In thousands)

Gross carrying amount	$356,933	$37,270	$394,203	$469,226	$75,617	$544,843
Accumulated amortization	(308,816)	(22,154)	(330,970)	(327,335)	(34,302)	(361,637)

	$48,117	$15,116	$63,233	$141,891	$41,315	$183,206

Purchased technology and other intangible assets are amortized over their estimated useful lives of 2 to 15 years using the straight-line method. From October 30, 2005 to October 29, 2006, the change in amortized intangible assets was approximately $120 million, primarily due to the acquisitions of Applied Films, certain assets of UMS Solutions, and ChemTrace. Aggregate amortization expense was $26 million and $31 million for fiscal 2005 and 2006, respectively. As of October 29, 2006, future estimated amortization expense is expected to be $32 million for fiscal 2007, $27 million for fiscal 2008, $26 million for fiscal 2009, $22 million for fiscal 2010, $19 million for fiscal 2011, and $57 million thereafter. As of October 29, 2006 amortized intangible assets by reportable segment were: Silicon, $25 million; Display, $57 million; Fab Solutions, $19 million and Adjacent Technologies, $82 million.

Note 4	Borrowing Facilities

At October 29, 2006, Applied had credit facilities for unsecured borrowings in various currencies of up to approximately $260 million. On September 14, 2006, Applied entered into a $100 million 364-Day Credit Agreement (Credit Agreement) with a bank. The Credit Agreement became effective on September 17, 2006 and

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

replaced a $250 million credit facility which expired on September 17, 2006. The Credit Agreement provides for borrowings (advances) not to exceed $100 million at interest rates keyed to one of various rates selected by Applied for each advance, plus, in certain cases, an applicable margin and/or a utilization fee. The Credit Agreement also requires payment of certain customary fees and expenses. Any advances under the Credit Agreement will be unsecured. The Credit Agreement includes financial and other covenants with which Applied was in compliance at October 29, 2006. No amount was outstanding under the Credit Agreement at October 29, 2006. The remaining credit facilities of approximately $160 million are with Japanese banks at rates indexed to their prime reference rate and are denominated in Japanese yen. No amounts were outstanding under these Japanese credit facilities at October 29, 2006.

Note 5	Long-Term Debt

Long-term debt outstanding at the end of the fiscal year was as follows:

Fiscal Year	2005	2006
	(In thousands)

1.61% installment note payable to Tokyo Electron Ltd., face amount $3,600, maturing 2008, interest payable March 17, June 17, September 17 and December 17	$4,971	$3,310
Japanese debt, 3.00%, maturing 2007 - 2011	9,983	3,933
6.75% unsecured senior notes due 2007, interest payable April 15 and October 15	200,000	200,000
7.125% unsecured senior notes due 2017, interest payable April 15 and October 15	200,000	200,000

	414,954	407,243
Current portion	(7,574)	(202,535)

	$407,380	$204,708

Applied has debt agreements that contain financial and other covenants. These covenants require Applied to maintain certain minimum financial ratios. At October 29, 2006, Applied was in compliance with all covenants.

Aggregate debt maturities at October 29, 2006 were: $203 million in fiscal 2007, $3 million in fiscal 2008, $1 million in fiscal 2009, and $200 million thereafter.

Note 6	Restructuring and Asset Impairments

During fiscal 2006, Applied recognized restructuring and asset impairment charges of $212 million, including $128 million in asset impairments and $92 million in restructuring charges primarily associated with the closure of its Hayward, California facility, offset by $8 million in adjustments associated with realignment programs of prior years.

During the first quarter of fiscal 2006, Applied’s Board of Directors approved a plan to disinvest a portion of Applied’s real estate and facilities portfolio (the Plan). Properties with an estimated fair value of $56 million were reported as assets held-for-sale and reclassified from property, plant and equipment on the Consolidated Balance Sheet. Applied recorded an asset impairment charge of $124 million during the first quarter of fiscal 2006 to write down the following properties to estimated fair value: facilities in Narita, Japan; Chunan, Korea; Hillsboro, Oregon; and Danvers, Massachusetts; and 26 acres of unimproved land in Hillsboro, Oregon. During the third quarter of fiscal 2006, Applied sold the Danvers, Massachusetts facility for net proceeds of $16 million and recognized a gain of $4 million. During the fourth quarter of fiscal 2006, Applied recorded additional impairment charges on the Narita and Chunan facilities of $6 million and recorded a restructuring charge of $4 million related to environmental contamination of the Narita site. As part of the Plan, Applied also recorded a charge in the amount of $91 million for

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future lease obligations that continue through fiscal 2014 related to the closure of its leased Hayward, California facility. During the second, third and fourth quarter of fiscal 2006, Applied consumed $9 million in restructuring reserves related to the Hayward campus in rental and operating costs. In the fourth quarter of fiscal 2006, the Hayward lease obligation was terminated for $81 million. Applied continues to actively market the remaining properties.

Applied took restructuring actions in fiscal 2004 to align its cost structure with prevailing market conditions due to an industry downturn. These actions, which were necessary as a result of reduced business volume, decreased Applied’s global workforce and consolidated Applied’s global facilities. Restructuring, asset impairments and other charges for fiscal 2004 totaled $167 million, consisting of $65 million for facility consolidations, $6 million for severance and benefits, and $96 million for other costs, primarily related to fixed asset writeoffs due to facility consolidations. As of October 29, 2006, the majority of the fiscal 2004 restructuring actions have been completed, and restructuring reserve balances consisted principally of remaining lease commitments associated with facilities.

There were no restructuring, asset impairments or other charges for fiscal 2005.

Changes in restructuring reserves for fiscal 2004, 2005 and 2006 were as follows:

	Severance
	and Benefits	Facilities	Other	Total
	(In thousands)

Balance, October 26, 2003	$11,937	$89,895	$4,988	$106,820
Provision for fiscal 2004	6,200	65,400	95,859	167,459
Consumption of reserves	(18,137)	(57,290)	(98,741)	(174,168)

Balance, October 31, 2004	—	98,005	2,106	100,111
Consumption of reserves	—	(28,523)	(2,106)	(30,629)

Balance, October 30, 2005	—	69,482	—	69,482
Provision for fiscal 2006	—	95,829	—	95,829
Consumption of reserves	—	(128,490)	—	(128,490)
Adjustment of restructuring reserves	—	(12,090)	—	(12,090)

Balance, October 29, 2006	$—	$24,731	$—	$24,731

Note 7	Stockholders’ Equity

Accumulated Other Comprehensive Income/(Loss)  See the Consolidated Statements of Stockholders’ Equity for the components of comprehensive income. Accumulated other comprehensive income/(loss) consisted of the following components:

Fiscal Year	2005	2006
	(In thousands)

Unrealized loss on investments	$(21,618)	$(5,132)
Unrealized gain on derivative instruments qualifying as cash flow hedges	9,207	4,319
Minimum pension liability	(17,868)	(17,985)
Cumulative translation adjustments	(6,969)	(212)

	$(37,248)	$(19,010)

Stock Repurchase Program  Since March 1996, Applied has systematically repurchased shares of its common stock in the open market to partially fund its equity-based employee benefit and incentive plans. On September 15, 2006, the Board of Directors approved a new stock repurchase program of up to $5.0 billion in repurchases over the next three years, ending in September 2009. In fiscal 2005, there were 101,208,000 shares

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchased at an average price of $16.80 per share. In fiscal 2006, there were 238,397,000 shares repurchased at an average price of $17.35 per share.

On September 18, 2006, Applied entered into accelerated stock buyback agreements with Goldman, Sachs & Co. (Goldman Sachs) under which Applied agreed to purchase from Goldman Sachs shares of Applied outstanding common stock for an initial purchase price of $2.5 billion. Under the agreements, Applied purchased from Goldman Sachs 145 million shares of Applied’s common stock on September 18, 2006 at a price per share of $17.20, and Goldman Sachs agreed to purchase an equivalent number of shares in the open market over the following four months. At the end of the four month period, Applied is entitled or subject to a price adjustment with Goldman Sachs based upon the volume weighted average price of Applied common stock during the purchase period. The price adjustment, if any, may be settled, at Applied’s option, in cash or shares of its common stock. The repurchase was funded with Applied’s existing cash and investments. The repurchased shares were reported as treasury stock.

Dividends  Applied’s Board of Directors declared three quarterly cash dividends in the amount of $0.03 per share each in fiscal 2005. During fiscal 2006, Applied’s Board of Directors declared one quarterly cash dividend in the amount of $0.03 per share and three quarterly cash dividends in the amount of $0.05 per share each. The fourth quarterly cash dividend declared in fiscal 2006 was paid on December 7, 2006 to stockholders of record as of November 16, 2006. Dividends paid during fiscal 2005 and fiscal 2006 amounted to $98 million and $251 million, respectively. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors as well as a determination that cash dividends are in the best interest of stockholders.

Note 8	Employee Benefit Plans

Stock Options  Applied grants options to employees and non-employee directors to purchase shares of its common stock, at future dates, at the fair market value on the date of grant. Most options are scheduled to vest over four years, and expire no later than seven years from the grant date. There were 133,878,000 shares available for grant at October 31, 2004; 138,377,000 shares available for grant at October 30, 2005, and 144,582,000 shares available for grant at October 29, 2006. Stock option activity was as follows:

	2004		2005		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
	(In thousands, except per share amounts)

Outstanding, beginning of year	252,035	$16.56	227,588	$17.93	200,007	$18.67
Granted and assumed	37,089	$21.21	24,186	$16.97	12,174	$16.92
Exercised	(35,298)	$9.85	(22,759)	$8.49	(18,498)	$15.34
Canceled	(26,238)	$20.30	(29,008)	$19.48	(30,469)	$19.14

Outstanding, end of year	227,588	$17.93	200,007	$18.67	163,214	$18.83

Exercisable, end of year	105,252	$18.45	135,714	$20.21	130,065	$19.59

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information with respect to options outstanding and exercisable at October 29, 2006:

	Options Outstanding				Options Exercisable
			Weighted
		Weighted	Average			Weighted
		Average	Remaining	Aggregate		Average	Aggregate
Range of	Number of	Exercise	Contractual	Intrinsic	Number of	Exercise	Intrinsic
Exercise Prices	Shares	Price	Life	Value	Shares	Price	Value
	(In thousands)		(In years)	(In thousands)	(In thousands)		(In thousands)

$ 0.01 - $ 4.99	96	$2.77	1.78	$1,395	96	$2.77	$1,395
$ 5.00 - $ 9.99	205	$6.26	3.30	2,254	205	$6.26	2,254
$10.00 - $19.99	100,572	$16.14	3.58	162,476	69,110	$16.45	97,133
$20.00 - $29.99	56,289	$21.72	2.26	—	54,602	$21.69	—
$30.00 - $59.99	6,052	$37.25	0.60	—	6,052	$37.25	—

	163,214	$18.83	3.01	$166,125	130,065	$19.59	$100,782

Options exercisable and expected to become exercisable	161,248	$19.00	3.00	$165,363

Restricted Stock Units  Applied grants restricted stock units (referred to as performance shares under the Applied Materials, Inc. Employee Stock Incentive Plan). Restricted stock units generally vest over one to four years, subject to continued service to Applied on each vesting date.

A summary of the changes in restricted stock units outstanding under Applied’s equity compensation plans during fiscal 2006 is presented below:

		Weighted Average	Weighted Average		Aggregate
		Grant Date	Remaining		Intrinsic
	Shares	Fair Value	Contractual Term		Value
		(In thousands, except per share amounts)

Non-vested restricted stock units at October 30, 2005	75	$17.47	3.9	Years	$1,384
Granted	15,671	17.70
Vested	(1,225)	17.97
Canceled	(404)	17.98

Non-vested restricted stock units at October 29, 2006	14,117	$17.67	3.7		$243,653

Non-vested restricted stock units expected to vest	11,913	$17.67	3.7		$205,625

Employees Stock Purchase Plan  Applied sponsors two Employee Stock Purchase Plans (collectively, ESPP) for the benefit of United States (U.S.) and international employees, respectively. The U.S. plan is qualified under Section 423 of the Internal Revenue Code. Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. Beginning in December 2002, Applied amended the ESPP to extend the offering period from 6 months to 24 months, composed of four six-month purchase periods. ESPP contributions are limited to a maximum of 10 percent of an employee’s eligible compensation, up to a maximum of $6,500 per six-month purchase period. ESPP participants are also limited to purchasing a maximum of 1,000 shares per purchase period. Shares issued under the ESPP were 5,308,000 for fiscal 2004, 4,879,000 for fiscal 2005, and 4,065,000 for fiscal 2006. At October 29, 2006, there were 10,669,000 shares reserved for future issuance under the ESPP.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity-Based Compensation  See Note 1.

Employee Bonus Plans  Applied has various employee bonus plans. A profit-sharing plan provides for the distribution of a percentage of pre-tax profits to substantially all Applied employees not eligible for other performance-based incentive plans, up to a maximum percentage of compensation. Other plans award annual bonuses to Applied’s executives and key contributors based on the achievement of profitability and other specific performance criteria. Applied also has agreements with key technical employees that provide for additional compensation related to the success of new product development and achievement of specified profitability criteria. Charges to expense under these plans were $309 million for fiscal 2004, $138 million for fiscal 2005 and $262 million for fiscal 2006.

Employee Savings and Retirement Plan  Applied’s Employee Savings and Retirement Plan is qualified under Sections 401(a) and (k) of the Internal Revenue Code. Applied contributes a percentage of each participating employee’s salary deferral contributions. These matching contributions generally become 20 percent vested at the end of an employee’s second year of service with Applied, and vest 20 percent per year of service thereafter and become fully vested at the end of six years of service. Each participant may elect to have the Company matching contributions invested in any of the diversified investment funds available under the plan or in Applied common stock. Applied’s matching contributions under this plan were approximately $17 million, net of $8 million in forfeitures, for fiscal 2004 $25 million, net of $1 million in forfeitures, for fiscal 2005 and $27 million, net of $2 million in forfeitures, for fiscal 2006.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in benefit obligations and plan assets for fiscal 2005 and 2006 is presented below.

	2005	2006
	(In thousands, except percentages)

Change in projected benefit obligation
Beginning projected benefit obligation	$149,868	$186,435
Service cost	11,935	15,429
Interest cost	6,841	8,938
Plan participants’ contributions	939	1,176
Actuarial (gain)/loss	27,454	(12,113)
Curtailments, settlements and special termination benefits	—	(5,446)
Foreign currency exchange rate changes	(3,291)	9,332
Benefits paid	(7,311)	(7,763)
Plan amendments and business combinations	—	28,844
Transfers out	—	(511)

Ending projected benefit obligation	$186,435	$224,321

Ending accumulated benefit obligation	$152,564	$185,449

Weighted average assumptions to determine benefit obligations
Discount rate	2.0% - 6.3%	2.3% - 5.8%
Rate of compensation increase	2.0% - 5.0%	2.0% - 6.0%
Change in plan assets
Beginning fair value of plan assets	$42,620	$64,151
Return on plan assets	8,232	6,790
Employer contributions	21,243	23,354
Plan participants’ contributions	939	1,176
Foreign currency exchange rate changes	(1,572)	4,714
Divestitures, settlements and business combinations	—	—
Benefits paid	(7,311)	(7,763)

Ending fair value of plan assets	$64,151	$92,422

Funded status	$(122,283)	$(131,899)
Unrecognized transition obligations	424	372
Unrecognized prior service costs	1,034	(1,827)
Unrecognized net actuarial loss	57,884	48,197
Employer contributions after the measurement date	1,360	1,330

Net amount recognized	$(61,581)	$(83,827)

Amounts recognized in the consolidated balance sheets
Prepaid benefit cost	$226	$—
Accrued benefit cost	(89,595)	(112,807)
Intangible asset	1,212	1,403
Accumulated other comprehensive loss	26,576	27,577

Net amount recognized	$(61,581)	$(83,827)

Plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$186,435	$224,321
Fair value of plan assets	$64,151	$92,422
Plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$149,460	$181,787
Fair value of plan assets	$59,362	$86,010
Plan assets — allocation
Equity securities	57%	58%
Debt securities	36%	37%
Cash	7%	5%

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A summary of the components of net periodic pension costs and the weighted average assumptions used for net periodic pension cost and benefit obligation calculations for fiscal 2004, 2005 and 2006 is presented below.

	2004	2005	2006
	(In thousands, except percentages)

Components of net periodic pension cost
Service cost	$12,744	$13,835	$15,429
Interest cost	5,842	7,440	8,938
Expected return on plan assets	(2,261)	(2,727)	(4,362)
Amortization of transition obligation	163	67	63
Amortization of prior service costs	135	140	174
Settlement gain to be recognized	—	—	(5,569)
Amortization of net (gain)/loss	1,635	1,641	2,601

Net periodic pension cost	$18,258	$20,396	$17,274

Weighted average assumptions
Discount rate	2.0% - 5.6%	2.0% - 6.3%	2.0% - 6.3%
Expected long-term return on assets	3.5% - 7.5%	3.5% - 7.5%	3.5% - 7.5%
Rate of compensation increase	2.0% - 5.0%	2.0% - 5.0%	2.0% - 5.0%

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

Future expected benefit payments over the next ten fiscal years are: $5 million in fiscal 2007, $5 million in fiscal 2008, $6 million in fiscal 2009, $7 million in fiscal 2010, $7 million in fiscal 2011, and $42 million collectively for fiscal years 2012 through 2016. Company contributions to these plans for fiscal 2007 are expected to be approximately $8 million.

Executive Deferred Compensation Plans  Applied sponsors two unfunded deferred compensation plans, the Executive Deferred Compensation Plan (Predecessor EDCP) and the 2005 Executive Deferred Compensation Plan (2005 EDCP), under which certain employees may elect to defer a portion of their following year’s eligible earnings. The Predecessor EDCP was frozen as of December 31, 2004 such that no new deferrals could be made under the plan after that date and the plan would qualify for “grandfather” relief under Section 409A of the Internal Revenue Code. The Predecessor EDCP participant accounts continue to be maintained under the plan and credited with deemed interest. The 2005 EDCP was adopted by Applied effective as of January 1, 2005 and is intended to

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comply with the requirements of Code Section 409A. Amounts payable, including accrued deemed interest, totaled $83 million at October 30, 2005 and $79 million at October 29, 2006, which were included in other long-term liabilities in the Consolidated Balance Sheets.

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

Note 9	Income Taxes

The components of income from operations before income taxes were as follows:

Fiscal Year	2004	2005	2006
	(In thousands)

U.S.	$1,474,143	$1,256,572	$1,760,138
Foreign	355,107	324,997	406,833

	$1,829,250	$1,581,569	$2,166,971

The components of the provision for income taxes were as follows:

Fiscal Year	2004	2005	2006
	(In thousands)

Current:
U.S.	$273,988	$233,755	$475,984
Foreign	116,351	62,824	124,797
State	8,681	16,918	24,302

	399,020	313,497	625,083

Deferred:
U.S.	102,886	95,899	63,837
Foreign	(29,692)	13,505	(33,298)
State	5,733	(51,232)	(5,314)

	78,927	58,172	25,225

	$477,947	$371,669	$650,308

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation between the statutory U.S. federal income tax rate of 35 percent and Applied’s actual effective income tax provision rate is as follows:

Fiscal Year	2004	2005	2006

Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
Favorable resolutions from audits of prior years’ income tax filings	—	(7.5)	(2.1)
Foreign earnings repatriation under the American Jobs Creation Act of 2004	—	2.0	—
Effect of foreign operations taxed at various rates	(1.3)	(1.2)	(0.8)
State income taxes, net of federal benefit	0.5	0.6	0.6
Research and other tax credits	(0.8)	(1.2)	(0.1)
Export sales benefit	(5.7)	(5.9)	(3.5)
Other	(1.6)	1.7	0.9

	26.1%	23.5%	30.0%

The 2006 reconciling items included benefits of $61 million principally related to the favorable resolution from audits of prior years’ income tax filings, partially offset by a $17 million charge from the expensing of equity-based compensation.

The 2005 reconciling items included benefits of $118 million due to a favorable resolution of audits of prior years’ income tax filings and $14 million relating to a change in estimate with respect to export benefits, partially offset by a charge of $32 million relating to the distribution of foreign earnings under the American Jobs Creation Act of 2004.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows:

	2005	2006
	(In thousands)

Deferred tax assets:
Inventory reserves and basis difference	$100,306	$96,615
Installation and warranty reserves	51,913	66,909
Accrued liabilities	229,008	288,634
Restructuring reserves	28,829	8,676
Deferred revenue	118,144	62,578
Tax credit and net operating loss carryforwards	146,498	64,108
Deferred compensation	31,943	30,547
Equity-based compensation	—	37,751
Intangibles	25,015	24,831

	731,656	680,649

Deferred tax liabilities:
Depreciation	(42,242)	(13,889)
Purchased technology	(16,926)	(72,236)
Other	(25,718)	(25,216)

	(84,886)	(111,341)

	$646,770	$569,308

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the breakdown between current and non-current net deferred tax assets:

	2005	2006
	(In thousands)

Current	$581,183	$455,473
Non-current	65,587	113,835

	$646,770	$569,308

U.S. income taxes have not been provided for approximately $217 million of cumulative undistributed earnings of several non-U.S. subsidiaries. Applied intends to reinvest these earnings indefinitely in operations outside of the U.S.

As of October 29, 2006, Applied’s net operating loss and state tax credit carryforwards for tax return purposes were $64 million. The carry forwards have an indefinite life. Management believes that tax credit carryforwards will be utilized in future periods.

Applied’s income taxes payable have been reduced by the tax benefits associated with employee stock option transactions. These benefits, credited directly to stockholders’ equity, amounted to $84 million for fiscal 2005 and $24 million for fiscal 2006, with a corresponding reduction to taxes payable of $84 million in fiscal 2005 and $24 million in fiscal 2006.

The Internal Revenue Service has completed its field examination of Applied’s federal income tax returns for fiscal years 2002 through 2004 and has issued a preliminary report. Management believes that adequate amounts have been accrued for adjustments resulting from the examination.

Note 10	Industry Segment and Geographic Operations

After the acquisition of Applied Films, Applied made certain changes to its internal financial reporting structure during the fourth quarter of fiscal 2006 and, as a result, is reporting four segments: Silicon, Fab Solutions, Display, and Adjacent Technologies. Applied’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of October 29, 2006 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. Prior to the fourth quarter of fiscal 2006, Applied operated in one reportable segment.

Each reportable segment is separately managed and has separate financial results that are reviewed by Applied’s chief operating decision-maker. Each reportable segment contains closely related products that are unique to the particular segment. Segment operating income is determined based upon internal performance measures used by the President and CEO.

Applied derives the segment results directly from its internal management reporting system. The accounting policies Applied uses to derive reportable segment results are substantially the same as those the consolidated Company uses. Management measures the performance of each reportable segment based upon several metrics including orders, net sales and operating income. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. Applied does not allocate to its reportable segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include equity-based compensation, regional marketing and sales, corporate functions (certain management, finance, legal, human resources and RD&E costs) and unabsorbed information technology and occupancy costs. In addition, Applied does not allocate to its reportable segments restructuring and asset impairment charges and any associated adjustments related to restructuring actions.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment operating income excludes interest income/expense and other financial charges and income taxes according to how a particular reportable segment’s management is measured.

The Silicon segment comprises a wide range of semiconductor manufacturing equipment that customers use to perform most of the steps in the chip fabrication process, including: atomic layer deposition, chemical vapor deposition, physical vapor deposition, electrochemical plating, etch, ion implantation, rapid thermal processing, chemical mechanical planarization, wafer wet cleaning, and wafer metrology and inspection.

The Fab Solutions segment offers a broad range of products and services designed to improve the performance and productivity of semiconductor manufacturers’ fab operations.

The Display segment manufactures, sells and services equipment used to fabricate and test flat panel displays (FPD) for televisions, computer displays and other applications. With the acquisition of Applied Films, the Display segment expanded into equipment to manufacture color filters for flat panel displays.

The Adjacent Technologies segment manufactures, sells and services equipment used to fabricate solar photovoltaic cells, flexible electronics and energy-efficient glass.

Prior-period amounts have been reclassified to conform to the fiscal 2006 presentation.

Information for each reportable segment as of October 31, 2004, October 30, 2005 and October 29, 2006 and for the years then ended, is as follows:

		Operating	Depreciation/	Capital	Segment
	Net Sales	Income	Amortization	Expenditures	Assets
	(In thousands)

2004:
Silicon	$5,766,541	$1,832,270	$194,633	$127,268	$2,739,832
Fab Solutions	1,675,334	393,880	21,329	9,537	824,051
Display	571,178	177,457	23,261	6,502	258,395
Adjacent Technologies	—	—	—	—	—

Total Segment	$8,013,053	$2,403,607	$239,223	$143,307	$3,822,278

2005:
Silicon	$4,467,432	$1,104,891	$170,743	$114,951	$2,512,756
Fab Solutions	1,767,946	399,786	30,485	6,274	921,583
Display	756,445	254,320	5,193	14,279	296,599
Adjacent Technologies	—	—	—	—	—

Total Segment	$6,991,823	$1,758,997	$206,421	$135,504	$3,730,938

2006:
Silicon	$5,971,483	$2,000,342	$159,695	$75,315	$2,769,127
Fab Solutions	2,209,973	623,390	30,605	15,158	1,067,249
Display	965,825	318,667	8,270	5,265	584,740
Adjacent Technologies	19,733	(8,008)	3,495	348	293,691

Total Segment	$9,167,014	$2,934,391	$202,065	$96,086	$4,714,807

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of segment operating results to Applied consolidated totals for the fiscal years ending October 31, 2004, October 30, 2005 and October 29, 2006 is as follows:

	2004	2005	2006
	(In thousands)

Total segment earnings from operations	$2,403,607	$1,758,997	$2,934,391
Corporate and unallocated costs	(445,856)	(311,032)	(701,657)
Restructuring and asset impairment charges	(167,459)	—	(212,113)
Litigation settlements, net	(26,627)	—	—

Income from operations	$1,763,665	$1,447,965	$2,020,621

The reconciliation of depreciation and amortization expense to Applied consolidated totals for the fiscal years ending October 31, 2004, October 30, 2005 and October 29, 2006 is as follows:

	2004	2005	2006
	(In thousands)

Total segment depreciation and amortization	$239,223	$206,421	$202,065
Depreciation on shared facilities	68,522	60,287	42,988
Depreciation on information technology assets	27,666	22,884	23,528
Other	20,127	10,841	1,832

Consolidated depreciation and amortization	$355,538	$300,433	$270,413

The reconciliation of capital expenditures to Applied consolidated totals for the fiscal years ending October 31, 2004, October 30, 2005 and October 29, 2006 is as follows:

	2004	2005	2006
	(In thousands)

Total segment capital expenditures	$143,307	$135,504	$96,086
Shared facilities	27,447	8,558	37,329
Information technology assets	11,620	49,259	36,083
Other	8,203	6,329	9,984

Consolidated capital expenditures	$190,577	$199,650	$179,482

The reconciliation of segment assets to Applied consolidated totals as of October 31, 2004 October 30, 2005 and October 29, 2006 is as follows:

	October 31,	October 30,	October 29,
	2004	2005	2006
	(In thousands)

Total segment assets	$3,822,278	$3,730,938	$4,714,807
Cash and investments	6,577,996	5,985,221	3,212,199
Allowance for bad debts	(2,533)	(3,649)	(3,342)
Assets held for sale	—	—	37,211
Deferred income taxes	688,627	646,770	569,308
Other current assets	242,003	223,477	217,433
Common property, plant and equipment	688,784	683,168	551,064
Equity-method investment	—	—	144,431
Other assets	76,290	3,232	37,726

Consolidated total assets	$12,093,445	$11,269,157	$9,480,837

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment and equity-method investment, and are attributed to the geographic location in which they are located. Net sales and long-lived assets by geographic region were as follows:

		Long-lived
	Net Sales	Assets
	(In thousands)

2004:
North America(1)	$1,337,050	$1,117,967

Taiwan	2,006,402	21,869
Japan	1,416,639	87,615
Europe	794,026	93,543
Korea	879,333	19,300
Asia-Pacific(2)	1,579,603	30,984

Total outside North America	6,676,003	253,311

Consolidated total	$8,013,053	$1,371,278

2005:
North America(1)	$1,472,020	$1,060,297

Taiwan	1,608,161	17,669
Japan	1,395,056	81,705
Europe	882,964	88,098
Korea	1,021,553	18,811
Asia-Pacific(2)	612,069	29,911

Total outside North America	5,519,803	236,194

Consolidated total	$6,991,823	$1,296,491

2006:
North America(1)	$1,707,996	$894,598

Taiwan	2,079,065	16,777
Japan	1,518,294	154,432
Europe	1,005,923	89,741
Korea	1,698,673	5,513
Asia-Pacific(2)	1,157,063	36,436

Total outside North America	7,459,018	302,899

Consolidated total	$9,167,014	$1,197,497

(1)	Primarily the United States.

(2)	Includes China.

During fiscal 2004, no individual customer accounted for 10 percent of Applied’s net sales. Samsung Electronics Co., Ltd. accounted for 10 percent of Applied’s net sales in 2005 and 11 percent of Applied’s net sales in 2006. These net sales were for products in multiple reportable segments.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11	Commitments and Contingencies

Leases

Applied leases some of its facilities and equipment under non-cancelable operating leases and has options to renew most leases, with rentals to be negotiated. Total rent expense was $88 million for fiscal 2004, $87 million for fiscal 2005, and $70 million for fiscal 2006. Future minimum lease payments at October 29, 2006 totaled $173 million and were: $60 million for fiscal 2007; $41 million for fiscal 2008; $31 million for fiscal 2009; $17 million for fiscal 2010; $8 million for fiscal 2011; and $16 million collectively for all periods thereafter.

Accounts Receivables Sales

Applied has agreements with various financial institutions to sell accounts receivable from selected customers. Applied also discounts letters of credit through various financial institutions. Under these agreements, Applied sold accounts receivable and discounted letters of credit in the amounts of $859 million for fiscal 2004, $158 million for fiscal 2005 and $245 million for fiscal 2006. Discounting fees were not material for all periods presented. At October 29, 2006, the amount of sold accounts receivable remained outstanding under these agreements was immaterial. A portion of these sold accounts receivable is subject to certain recourse provisions. Applied has not experienced any losses under these recourse provisions.

Guarantees

Applied products are generally sold with a 12-month warranty period following installation. The provision for the estimated cost of warranty is recorded when revenue is recognized. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product, configuration and geographic region.

Changes in the warranty reserves were as follows:

	2005	2006
	(In thousands)

Beginning balance	$178,918	$136,613
Provisions for warranty	155,426	219,578
Consumption of reserves	(197,731)	(181,586)

Ending balance	$136,613	$174,605

As noted above, Applied’s products are generally sold with a 12-month warranty. Accordingly, current warranty provisions are related to the current year’s net sales, and warranty consumption is associated with current and prior year’s net sales.

During the ordinary course of business, Applied also provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of October 29, 2006, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $114 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of October 29, 2006, Applied Materials Inc. has provided parent guarantees to banks for approximately $91 million to cover these services.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Matters

On July 31, 2001, David Scharf, an individual, filed a lawsuit against Applied alleging that Applied has infringed, has induced others to infringe, and has contributed to others’ infringement of, a patent concerning color synthesizing scanning electron microscope technology. Mr. Scharf seeks a preliminary and permanent injunction, a finding of willful infringement, damages (including treble damages), and costs. Applied has answered the complaint and counterclaimed for declaratory judgment of non-infringement and invalidity. On May 10, 2002, Mr. Scharf filed a request for re-examination of his patent with the Patent and Trademark Office (PTO). On June 26, 2002, the case was removed from the Court’s active docket after the parties stipulated to stay the case pending the results of that re-examination. On July 11, 2002, Applied filed its own request for re-examination of Mr. Scharf’s patent with the Patent and Trademark Office. Applied’s request for re-examination was granted on September 19, 2002. On April 23, 2004, the PTO notified Applied that it intended to issue a re-examination certificate. On June 14, 2004, Applied filed a second request for re-examination of Mr. Scharf’s patent with the PTO. The second request was denied on September 1, 2004. On October 1, 2004, Applied filed a petition for reconsideration of that denial, which subsequently was denied. The parties are engaged in discovery and on November 6, 2006, the Court heard opposing motions for summary judgment on the issue of infringement and claim construction. The Court has not yet ruled on these motions. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

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

On December 24, 2003, Applied filed a lawsuit against Jusung Engineering Co., Ltd. (Jusung Engineering) and Jusung Pacific Co., Ltd. (Jusung Pacific, referred to together with Jusung Engineering as Jusung) in Tao-Yuan District Court in Taiwan, captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. The lawsuit alleges that Jusung is infringing a patent related to chemical vapor deposition owned by Applied. In the lawsuit, Applied seeks a provisional injunction prohibiting Jusung from importing, using, manufacturing, servicing or selling in Taiwan certain flat panel display manufacturing equipment. On December 25, 2003, the Tao-Yuan District Court ruled in favor of Applied’s request for a provisional injunction and, on January 14, 2004, the Court issued a provisional injunction order against Jusung Pacific. Jusung Pacific appealed those decisions, and the decisions were affirmed on appeal. On January 30, 2004, Jusung Pacific requested permission to post a counterbond to have the Jusung Pacific injunction lifted. Jusung Pacific’s counterbond request was granted and, on March 30, 2004, the provisional injunction order was lifted. At Applied’s request, on December 11, 2004, the District Court issued a provisional injunction order against Jusung Engineering. Jusung Engineering appealed that order, and the order was affirmed on appeal. Jusung Engineering also requested permission to post a counterbond to have the Jusung Engineering injunction lifted. Jusung Engineering’s counterbond request was granted, and, on April 25, 2005, the provisional injunction order against Jusung Engineering was lifted. Applied has appealed both counterbond decisions. On June 30, 2004, Applied filed a “main action” patent infringement complaint against Jusung in the Hsinchu District Court in Taiwan, captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. In the lawsuit, Applied seeks damages and a permanent injunction for infringement of the same patent. The decisions regarding the provisional injunction and counterbond have no effect on the separate patent infringement lawsuit filed by Applied against Jusung in the Hsinchu Court. In August 2006, the Court set the litigation fee and the litigation security payment, and the main action is now proceeding on its merits. The Court held a second hearing in the main action on October 30,

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006. This same patent is the subject of an invalidity proceeding filed in the Taiwanese Patent and Trademark Office by Jusung Pacific in June 2004. Applied believes it has meritorious claims and intends to pursue them vigorously.

On June 13, 2006, Applied filed an action in the Taiwanese Patent and Trademark Office challenging the validity of a patent owned by Jusung Engineering related to the severability of the transfer chamber. On June 20, 2006, Jusung Engineering filed a lawsuit against Applied and Applied’s subsidiary, AKT, in Hsinchu District Court in Taiwan, captioned Jusung Engineering, Co. Ltd. v. AKT America, Inc. and Applied Materials, Inc., alleging infringement of this patent. Jusung Engineering’s lawsuit seeks damages, costs and attorneys’ fees, but does not seek injunctive relief. The Court has scheduled the first hearing in this matter for December 28, 2006. Applied believes that it has meritorious defenses that it intends to pursue vigorously.

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

On January 19, 2006, five companies that sell refurbished Applied tools (Silicon Services Consortium Inc., Semiconductor Support Services Co., OEM Surplus, Inc., Precision Technician Inc., and Semiconductor Equipment Specialist, Inc.) filed a lawsuit against Applied in the United States District Court for the Western District of Texas, captioned Silicon Services Consortium, Inc., et al. v. Applied Materials, Inc. The plaintiffs claim that a policy that Applied announced in January 2005 of limiting the sale of certain parts to them constituted an unlawful attempt to monopolize the refurbishment business, an interference with existing contracts, and an interference with prospective business relationships. The suit seeks injunctive relief, damages, costs and attorneys’ fees. After Applied filed a motion to dismiss the original complaint, the plaintiffs filed an amended complaint alleging similar conduct. Applied filed a motion to dismiss the amended complaint on April 7, 2006, and a hearing before the Court was conducted on August 22, 2006. The Court has not yet ruled on these motions. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

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

Net litigation settlement expense of $27 million reported in the fiscal 2004 Consolidated Statement of Operations consisted of costs of $28 million related to the two patent litigation settlements with Varian Semiconductor Equipment Associates, Inc. and Novellus Systems, Inc., net of a gain of $1 million related to a legal settlement in favor of Applied. During fiscal 2005 or 2006, there were no material litigation settlements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13	Business Combinations and Equity-Method Investment

On August 14, 2006, Applied’s wholly-owned subsidiary, Metron Technology, Inc. (Metron), purchased certain assets of UMS Solutions’ parts cleaning and recycling business in Singapore for $10 million. The acquisition enhances Metron’s capabilities in Southeast Asia with advanced, high-quality parts cleaning services to support its customers’ semiconductor manufacturing requirements. In connection with this acquisition, Applied recorded goodwill of $7 million and other intangible assets of $1 million.

On July 20, 2006, Applied and Screen completed the formation of Sokudo, a Japanese joint venture company, to deliver advanced track solutions for customers’ critical semiconductor manufacturing requirements. Screen owns 52 percent and holds the controlling interest in Sokudo, and Applied owns 48 percent. Screen transferred into Sokudo its existing track business and related intellectual property, including employees, products and its installed base of systems. Applied paid $147 million for its investment in Sokudo. Additionally, Applied contributed to Sokudo certain technology and related intellectual property and will provide key development employees. Screen performs manufacturing for Sokudo under an outsourcing agreement. Applied accounts for its interest in Sokudo under the equity method of accounting. Under this accounting method, Applied’s exposure to loss from ongoing operations is limited to $144 million as of October 29, 2006, which represents Applied’s carrying value of its investment in Sokudo. Applied’s investment in Sokudo is classified as an equity-method investment on the Consolidated Balance Sheet. Applied’s investment in Sokudo includes the unamortized excess of Applied’s investment over its equity in the joint venture’s net assets. This excess $41 million at October 29, 2006 is being amortized on a straight-line basis over its estimated economic useful life of 7 years.

On July 7, 2006, Applied completed its acquisition of Applied Films Corporation, a Colorado corporation (Applied Films) and leading supplier of thin film deposition equipment used in manufacturing flat panel displays (FPDs), solar cells, flexible electronics and energy-efficient glass. Applied paid $28.50 per share in cash for each outstanding share of Applied Films. The total purchase price was approximately $484 million, or $328 million net of Applied Films’ existing cash and marketable securities. As part of the acquisition, Applied assumed Applied Films’ outstanding stock options and restricted stock awards that, at the acquisition date, had a total fair value of $26 million, of which $18 million was allocated to the purchase price and the remainder to unearned compensation. Upon the acquisition and subject to vesting, Applied Films stock options became exercisable for shares of Applied common stock and Applied Films restricted stock awards became payable in shares of Applied common stock totaling, in the aggregate, 3 million shares of Applied common stock. The fair value of Applied Films’ stock options assumed was determined using a Black-Scholes model. The use of the Black-Scholes model and method of determining the variables is consistent with Applied’s valuation of equity-based compensation awards in accordance with SFAS 123(R) (see Note 1). Applied recorded an in-process research and development expense of $14 million, reported as research, development and engineering expense in the Consolidated Statements of Operations; goodwill of $226 million; and other intangible assets of $140 million. The acquired in-process research and development expense was determined by identifying research projects for which technological feasibility had not been established and no alternative future use existed. The value of the projects identified as in-process was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value at a rate commensurate with the level of risk and maturity of the projects, and then applying a percentage of completion to the calculated value.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On December 14, 2004, Applied acquired substantially all of the operating subsidiaries and businesses of Metron Technology N.V., a provider of a range of products and services for fab-wide operations, for approximately $85 million in cash. In connection with this acquisition, Applied recorded goodwill of $76 million and other intangible assets of $31 million, partially offset by other items of $22 million, primarily for net liabilities assumed upon acquisition.

On June 14, 2004, Applied acquired Torrex Equipment Corporation, a developer of a multi-wafer system that utilizes chemical vapor deposition and atomic layer deposition processes to address front-end semiconductor manufacturing applications, for $7 million in cash. In connection with this acquisition, Applied recorded goodwill of $11 million, net of adjustments to the initial purchase price allocation, partially offset by other items of $4 million, primarily for net liabilities assumed upon acquisition. The in-process research and development expense related to this transaction was $5.8 million.

For all of the purchase business combinations discussed above, the results of operations prior to the acquisition dates were not material in relation to those of Applied for any of the periods presented herein. Goodwill is not amortized but is reviewed periodically for impairment and purchased technology is amortized over its useful life of 2 to 15 years.

Note 14	Subsequent Event

On November 6, 2006 Applied announced that it had entered into an agreement to purchase the assets of Brooks Software, a division of Brooks Automation, Inc., for $125 million in cash. Brooks Software is a leading provider of factory management and control software to the semiconductor and flat panel display industries. Brooks Software’s products complement Applied’s’ existing software applications and are expected to enable Applied to offer customers a comprehensive computer integrated manufacturing (CIM) solution for optimizing fab operations. After the closing of this transaction, the Brooks Software business and employees will be integrated within the Applied Global Services organization and reported under the Fab Solutions segment. Completion of this acquisition is expected in the second quarter of fiscal 2007 and is subject to receipt of regulatory approvals and certain other closing conditions.

Note 15	Unaudited Quarterly Consolidated Financial Data

	Fiscal Quarter
	First	Second	Third	Fourth	Fiscal Year
	(In thousands, except per share amounts)

2005:
Net sales	$1,780,576	$1,861,189	$1,631,938	$1,718,120	$6,991,823
Gross margin	$790,225	$818,430	$717,089	$760,130	$3,085,874
Net income	$288,765	$304,830	$369,591	$246,714	$1,209,900
Earnings per share	$0.17	$0.18	$0.23	$0.15	$0.73
2006:
Net sales	$1,857,592	$2,247,686	$2,543,443	$2,518,293	$9,167,014
Gross margin	$837,699	$1,044,625	$1,223,354	$1,186,124	$4,291,802
Net income	$142,780	$412,814	$512,040	$449,029	$1,516,663
Earnings per share	$0.09	$0.26	$0.33	$0.30	$0.97

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Applied Materials, Inc.:

We have audited the accompanying consolidated balance sheets of Applied Materials, Inc. and subsidiaries (the Company) as of October 29, 2006 and October 30, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 29, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of and for each of the years in the three-year period ended October 29, 2006, listed at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Materials, Inc. and subsidiaries as of October 29, 2006 and October 30, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended October 29, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule as of and for each of the years in the three year period ended October 29, 2006, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, effective October 31, 2005 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, applying the modified-prospective method.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Applied Materials, Inc.’s internal control over financial reporting as of October 29, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

Mountain View, California
December 14, 2006

INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit No.		Description

2.1		Agreement and Plan of Merger, dated May 4, 2006, among Applied Materials, Inc., Applied Films Corporation and Blue Acquisition, Inc., incorporated by reference to Applied’s Form 10-Q for the quarter ended July 30, 2006 (file no. 000-06920) filed August 31, 2006.
3.1		Certificate of Incorporation of Applied Materials, Inc., as amended and restated through March 31, 2000, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 30, 2000 (file no. 002-45028) filed June 8, 2000.
3.2		Certificate of Designation, Preferences and Rights of the Terms of the Series A Junior Participating Preferred Stock dated as of July 9, 1999, incorporated by reference to Applied’s Form 10-Q for the quarter ended August 1, 1999 (file no. 000-06920) filed September 14, 1999.
3.3		Bylaws of Applied Materials, Inc., as amended and restated through November 28, 2001, incorporated by reference to Applied’s Form 10-K for fiscal year 2001 (file no. 002-45028) filed January 23, 2002.
4.1		Form of Indenture (including form of debt security) between Applied Materials, Inc. and Harris Trust Company of California, as Trustee, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed August 17, 1994.
4.2		Rights Agreement, dated as of July 7, 1999, between Applied Materials, Inc. and Harris Trust and Savings Bank, as Rights Agent, incorporated by reference to Applied’s Registration Statement on Form 8-A (file no. 000-06920) dated July 13, 1999.
4.3		First Amendment to Rights Agreement, dated as of November 6, 2002, between Applied Materials, Inc. and Computershare Investor Services, LLC, as Rights Agent, incorporated by reference to Applied’s Registration Statement on Form 8-A/A (file no. 000-06920) dated November 25, 2002.
10.1		License Agreement dated January 1, 1992, between Applied Materials and Varian Associates, Inc., incorporated by reference to Applied’s Form 10-K for fiscal year 1992 (file no. 000-06920) filed December 16, 1992.
10	.2*	Applied Materials, Inc. Executive Deferred Compensation Plan, as amended and restated on April 1, 1995, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 30, 1995 (file no. 000-06920) filed June 7, 1995.
10	.3*	Amendment No. 1 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 26, 1998 (file no. 000-06920) filed September 9, 1998.
10	.4*	Amendment No. 2 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 26, 1998 (file no. 000-06920) filed September 9, 1998.
10	.5*	Applied Materials, Inc. amended and restated Employees’ Stock Purchase Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2002 (file no. 000-06920) filed January 23, 2003.
10	.6*	Applied Materials, Inc. Nonqualified Stock Option Agreement related to the Employee Stock Incentive Plan, as amended (formerly named the “Applied Materials, Inc. 1995 Equity Incentive Plan”), incorporated by reference to Applied’s Form 10-Q for the quarter ended May 2, 1999 (file no. 000-06920) filed June 15, 1999.
10.7		Form of Indemnification Agreement between Applied Materials, Inc. and Non-Employee Directors, dated June 11, 1999, incorporated by reference to Applied’s Form 10-K for fiscal year 1999 (file no. 333-88777) filed January 31, 2000.
10.8		Form of Indemnification Agreement between Applied Materials, Inc. and James C. Morgan and Dan Maydan, dated June 11, 1999, incorporated by reference to Applied’s Form 10-K for fiscal year 1999 (file no. 333-88777) filed January 31, 2000.
10.9		Form of Indemnification Agreement between Applied Materials, Inc. and certain of its officers, incorporated by reference to Applied’s Form 10-K for fiscal year 1999 (file no. 333-88777) filed January 31, 2000.
10	.10*	Applied Materials, Inc. amended and restated Senior Executive Bonus Plan, incorporated by reference to Applied’s Definitive Proxy Statement (file no. 000-06920) filed February 15, 2002.

Exhibit No.		Description

10	.11*	Form of Applied Materials, Inc. Nonqualified Stock Option Grant Agreement for use under the Employee Stock Incentive Plan, as amended (formerly named the “Applied Materials Inc. 1995 Equity Incentive Plan”) incorporated by reference to Applied’s Form 10-Q for the quarter ended April 29, 2001 (file no. 002-45028) filed June 7, 2001.
10	.12*	Applied Materials, Inc. amended and restated 1998 Non-Executive Employee Retention Stock Option Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2002 (file no. 000-06920) filed January 23, 2003.
10	.13*	Applied Materials, Inc. amended and restated 2000 Global Equity Incentive Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2002 (file no. 000-06920) filed January 23, 2003.
10	.14*	Applied Materials, Inc. Profit Sharing Scheme (Ireland), incorporated by reference to Applied’s S-8 (file no. 333-45011) filed January 27, 1998.
10	.15*	Applied Materials, Inc. Stock Purchase Plan for Offshore Employees, as amended through April 16, 2002, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 27, 2003 (file no. 000-06920) filed June 11, 2003.
10	.16*	Term Sheet for employment of Michael R. Splinter, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 27, 2003 (file no. 000-06920) filed June 11, 2003.
10.17		$250,000,000 Three-Year Credit Agreement dated as of September 19, 2003 among Applied Materials, Inc., Citigroup USA, Inc., as administrative agent, and the lenders listed therein, incorporated by reference to Applied’s Form 10-K for fiscal year 2003 (file no. 000-06920) filed January 13, 2004. (Confidential treatment has been granted for the redacted portions of the agreement.)
10.18		Amendment No. 1 to $250,000,000 Three-Year Credit Agreement dated as of September 17, 2004 among Applied Materials, Inc., Citicorp USA, Inc., as administrative agent, and the lenders listed therein, incorporated by reference to Applied’s Form 10-K for fiscal year 2004 (file no. 000-06920) filed December 15, 2004.
10.19		Binding Memorandum of Understanding between Applied Materials, Inc. and Novellus Systems, Inc. dated September 20, 2004, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed September 24, 2004. (Confidential treatment has been granted for the redacted portions of the agreement.)
10.20		Separation Agreement between Applied Materials, Inc. and Joseph R. Bronson dated November 30, 2004, incorporated by reference to Applied’s Form 10-K for fiscal year 2004 (file no. 000-006920) filed December 15, 2004.
10	.21*	Applied Materials, Inc. Nonemployee Director Share Purchase Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended May 1, 2005 (file no. 000-06920) filed May 31, 2005.
10	.22*	Election Form to Receive Shares in lieu of Retainer and/or Meeting Fees for use under the Applied Materials, Inc. Nonemployee Director Share Purchase Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended May 1, 2005 (file no. 000-06920) filed May 31, 2005.
10	.23*	Applied Materials, Inc. amended and restated Relocation Policy, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed October 31, 2005.
10	.24*	Form of Restricted Stock Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-K for fiscal year 2005 (file no. 000-06920) filed December 14, 2005.
10	.25*	Form of Performance Share Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-K for fiscal year 2005 (file no. 000-06920) filed December 14, 2005.
10	.26*	Amendment No. 3 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2005 (file no. 000-06920) filed December 14, 2005.
10	.27*	Amendment No. 4 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2005 (file no. 000-06920) filed December 14, 2005.
10	.28*	Vesting Acceleration of Certain Stock Options, incorporated by reference to Applied’s Form 10-K for fiscal year 2005 (file no. 000-06920) filed December 14, 2005.

Exhibit No.		Description

10	.29*	Adjustments to Senior Executive Officer Salaries, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 29, 2006 (file no. 000-06920) filed February 28, 2006.
10	.30*	Compensation of Non-Employee Directors, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 29, 2006 (file no. 000-06920) filed February 28, 2006.
10	.31*	Performance Goals and Bonus Formula for Fiscal Year 2006 under the Senior Executive Bonus Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 29, 2006 (file no. 000-06920) filed February 28, 2006.
10	.32*	Adjustments to Nonemployee Director Cash Compensation, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 30, 2006 (file no. 000-06920) filed August 31, 2006.
10	.33*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 30, 2006 (file no. 000-06920) filed August 31, 2006.
10.34		Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. 2000 Global Equity Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 30, 2006 (file no. 000-06920) filed August 31, 2006.
10	.35*	Form of Performance Shares Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 30, 2006 (file no. 000-06920) filed August 31, 2006.
10	.36*	Applied Materials, Inc. amended and restated Employee Financial Assistance Plan.
10	.37*	Amendment No. 1 to the Applied Materials, Inc. Employee Financial Assistance Plan.
10	.38*	Applied Materials, Inc. Global Executive Incentive Plan.
10.39		$100,000,000 364-Day Credit Agreement dated as of September 14, 2006 between Applied Materials, Inc., as borrower, and Citicorp USA, Inc., as lender. (Confidential treatment has been requested for redacted portions of the agreement.)**
10.40		Master Confirmation dated September 18, 2006 between Goldman, Sachs & Co. and Applied Materials, Inc. (Confidential treatment has been requested for redacted portions of the agreement.)
10.41		Supplemental Confirmation dated September 18, 2006 between Goldman, Sachs & Co. and Applied Materials, Inc. (Confidential treatment has been requested for redacted portions of the agreement.)
10	.42*	Applied Materials, Inc. amended and restated Employee Stock Incentive Plan (formerly named the “Applied Materials, Inc. 1995 Equity Incentive Plan”).
12		Ratio of Earnings to Fixed Charges.
21		Subsidiaries of Applied Materials, Inc.
23		Consent of Independent Registered Public Accounting Firm, KPMG LLP.
24		Power of Attorney.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.

**	Certain schedules and exhibits to this agreement, as set forth in the Table of Contents of the agreement, have been omitted. Applied Materials, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ MICHAEL R. SPLINTER
Michael R. Splinter
President, Chief Executive Officer

Dated: December 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ MICHAEL R. SPLINTER Michael R. Splinter	President, Chief Executive Officer and Director (Principal Executive Officer)	December 14, 2006

/s/ GEORGE S. DAVIS George S. Davis	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	December 14, 2006

/s/ YVONNE WEATHERFORD Yvonne Weatherford	Corporate Vice President, Corporate Controller (Principal Accounting Officer)	December 14, 2006

Directors:

* James C. Morgan	Chairman of the Board	December 14, 2006

* Michael H. Armacost	Director	December 14, 2006

* Robert H. Brust	Director	December 14, 2006

Deborah A. Coleman	Director	December 14, 2006

* Philip V. Gerdine	Director	December 14, 2006

* Thomas J. Iannotti	Director	December 14, 2006

* Charles Y.S. Liu	Director	December 14, 2006

	Title	Date

* Gerhard H. Parker	Director	December 14, 2006

* Willem P. Roelandts	Director	December 14, 2006

Representing a majority of the members of the Board of Directors.

*By /s/ MICHAEL R. SPLINTER Michael R. SplinterAttorney-in-Fact **

**	By authority of the power of attorney filed herewith.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions —	Additions —		Balance at
Fiscal Year	Beginning of Year	Charged to Income	Business Combinations	Deductions	End of Year
(In thousands)

2004	$1,847	$686	$—	$—	$2,533
2005	$2,533	$213	$1,220	$(317)	$3,649
2006	$3,649	$582	$—	$(889)	$3,342