Form 10-Q
period 2007-01-28
APPLIED MATERIALS INC /DE
filed 2007-02-28
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 28, 2007
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

Number of shares outstanding of the issuer’s common stock as of January 28, 2007: 1,396,873,999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED BALANCE SHEETS*
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
APPLIED MATERIALS, INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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
Item 6. Exhibits
SIGNATURES
EXHIBIT 10.43
EXHIBIT 10.44
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.1
EXHIBIT 99.1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	January 29,	January 28,
	2006	2007
	(Unaudited)
	(In thousands, except
	per share amounts)

Net sales	$1,857,592	$2,277,267
Cost of products sold	1,019,893	1,214,729

Gross margin	837,699	1,062,538
Operating expenses:
Research, development and engineering	272,877	287,567
Marketing and selling	100,773	106,912
General and administrative	105,263	121,811
Restructuring and asset impairments	214,847	(3,278)

Income from operations	143,939	549,526
Pretax loss of equity-method investment	—	3,937
Interest expense	8,705	10,468
Interest income	48,691	30,103

Income before income taxes	183,925	565,224
Provision for income taxes	41,145	161,748

Net income	$142,780	$403,476

Earnings per share:
Basic	$0.09	$0.29
Diluted	$0.09	$0.29
Weighted average number of shares:
Basic	1,598,260	1,394,710
Diluted	1,608,165	1,409,014

See accompanying notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS*

	October 29,	January 28,
	2006	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$861,463	$1,068,615
Short-term investments	1,035,875	1,014,205
Accounts receivable, net	2,026,199	2,051,606
Inventories	1,406,777	1,518,882
Deferred income taxes	455,473	461,142
Assets held for sale	37,211	31,005
Other current assets	258,021	260,130

Total current assets	6,081,019	6,405,585
Long-term investments	1,314,861	1,327,945
Property, plant and equipment	2,753,883	2,741,074
Less: accumulated depreciation and amortization	(1,729,589)	(1,712,136)

Net property, plant and equipment	1,024,294	1,028,938
Goodwill, net	572,558	572,558
Purchased technology and other intangible assets, net	201,066	191,646
Equity-method investment	144,431	140,494
Deferred income taxes and other assets	142,608	140,837

Total assets	$9,480,837	$9,808,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$202,535	$202,521
Accounts payable and accrued expenses	2,023,651	1,910,718
Income taxes payable	209,859	330,957

Total current liabilities	2,436,045	2,444,196
Long-term debt	204,708	204,692
Other liabilities	188,684	192,404

Total liabilities	2,829,437	2,841,292

Stockholders’ equity:
Common stock	13,917	13,969
Additional paid-in capital	3,678,202	3,785,066
Retained earnings	9,472,303	9,805,927
Treasury stock	(6,494,012)	(6,622,955)
Accumulated other comprehensive loss	(19,010)	(15,296)

Total stockholders’ equity	6,651,400	6,966,711

Total liabilities and stockholders’ equity	$9,480,837	$9,808,003

*	Amounts as of January 28, 2007 are unaudited. Amounts as of October 29, 2006 are derived from the October 29, 2006 audited consolidated financial statements. See accompanying notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	January 29,	January 28,
	2006	2007
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$142,780	$403,476
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	69,676	60,904
Loss on fixed asset retirements	2,538	3,122
Non-cash portion of restructuring and asset impairments	214,847	(3,278)
Excess tax benefits from equity-based compensation plans	(9,187)	—
Net recognized loss on investments	7,108	1,767
Pretax loss of equity-method investment	—	3,937
Deferred income taxes	(92,717)	(2,457)
Equity-based compensation	51,952	34,901
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	(136,895)	(24,350)
Inventories	10,918	(110,695)
Other current assets	42,102	(31)
Other assets	(20,292)	(3,078)
Accounts payable and accrued expenses	(11,679)	(107,823)
Income taxes payable	141,323	121,082
Other liabilities	6,706	3,720

Cash provided by operating activities	419,180	381,197

Cash flows from investing activities:
Capital expenditures	(48,821)	(58,901)
Cash paid for acquisition, net of cash acquired	(18,257)	—
Proceeds from disposition of assets held for sale	—	9,484
Proceeds from sales and maturities of investments	1,315,678	730,009
Purchases of investments	(1,072,826)	(728,520)

Cash provided by (used for) investing activities	175,774	(47,928)

Cash flows from financing activities:
Short-term debt repayments	(5,007)	—
Proceeds from common stock issuances	88,324	75,094
Common stock repurchases	(522,269)	(132,017)
Excess tax benefits from equity-based compensation plans	9,187	—
Payment of dividends to stockholders	(48,236)	(69,614)

Cash used for financing activities	(478,001)	(126,537)

Effect of exchange rate changes on cash	4	420

Increase in cash and cash equivalents	116,957	207,152
Cash and cash equivalents — beginning of period	990,342	861,463

Cash and cash equivalents — end of period	$1,107,299	$1,068,615

Supplemental cash flow information:
Cash payments for/(refunds of) income taxes	$(6,456)	$40,428
Cash payments for interest	$152	$57

See accompanying notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1	Basis of Presentation and Equity-Based Compensation

Basis of Presentation

In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 29, 2006 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Form 10-K for the fiscal year ended October 29, 2006 (2006 Form 10-K). Applied’s results of operations for the three months ended January 28, 2007 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (United States) requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Reclassifications

The accompanying consolidated condensed financial statements for fiscal 2006 contain certain reclassifications to conform to the fiscal 2007 presentation.

Equity-Based Compensation

Applied has adopted stock plans that provide for grants to employees of equity-based awards, including stock options, restricted stock, and restricted stock units (also referred to as “performance shares” under the Applied Materials, Inc. Employee Stock Incentive Plan). In addition, certain of these plans provide for the automatic grant of stock options to non-employee directors and permit the grant of equity-based awards to consultants. Applied also has two Employee Stock Purchase Plans (ESPP) for United States and international employees, respectively, which enable employees to purchase Applied common stock.

Applied’s Board of Directors has approved certain changes to the Applied Materials, Inc. Employee Stock Incentive Plan and the ESPP which, along with other proposals, are subject to approval by the stockholders at the 2007 Annual Meeting of Stockholders to be held on March 14, 2007. The changes provide, among other things, for the automatic grant to non-employee directors of restricted stock units in lieu of the currently authorized stock options.

During the three months ended January 29, 2006 and January 28, 2007, Applied recognized equity-based compensation expense related to stock options, ESPP, restricted stock units and restricted stock of $52 million and $35 million, respectively. Applied recognized an income tax benefit related to equity-based compensation during the three months ended January 29, 2006 and January 28, 2007 of $13 million and $10 million, respectively. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ service period. The equity-based compensation expense for the three months ended January 29, 2006 and January 28, 2007 included $4 million and $20 million, respectively, related to restricted stock units and restricted stock.

Stock Options

The exercise price of each stock option equals the market price of Applied common stock on the date of grant. Most options are scheduled to vest over four years and expire no later than seven years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Applied’s employee stock options have characteristics significantly different from those of publicly traded options. The weighted average assumptions used in the model are outlined in the following table:

	Three Months	Three Months
	Ended	Ended
	January 29, 2006	January 28, 2007

Stock Options:
Dividend yield	0.65%	1.12%
Expected volatility	37%	32%
Risk-free interest rate	4.40%	4.70%
Expected life (in years)	3.8	3.9

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, Applied annually reviews historical employee exercise behavior with respect to option grants with similar vesting periods. The weighted average grant date fair value of options granted during the quarters ended January 29, 2006 and January 28, 2007 was $6.01 and $5.12, respectively.

Employee Stock Purchase Plans

Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied stock at the beginning of the applicable offering period or at the end of each applicable purchase period. No shares were issued under the ESPP during the quarters ended January 29, 2006 and January 28, 2007. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

Restricted Stock Units and Restricted Stock

Restricted stock units (also referred to as performance shares) are converted into shares of Applied common stock upon vesting on a one-for-one basis. Typically, vesting of restricted stock units is subject to the employee’s continued service with Applied. The compensation expense related to these awards is determined using the fair value of Applied common stock on the date of the grant, and compensation is recognized over the service period. Restricted stock units vest over a minimum of three years and typically over four years.

On January 25, 2007, the Human Resources and Compensation Committee (the Committee) of the Board of Directors approved new awards of 1,950,000 performance-based restricted stock units for Applied’s named executive officers and other key employees. The Committee also approved the issuance of 150,000 shares of restricted stock to Applied’s President and Chief Executive Officer at $0.01 per share. These awards will vest only if specific performance goals set by the Committee are achieved. The goals require the achievement of specified levels of Applied’s annual operating profit and also that the officer remain an employee of Applied through the vesting date. The fair value of the performance-based restricted stock awards and restricted stock was estimated using the fair value of Applied common stock on the date of the grant and assumes that performance goals will be achieved. If such goals are not met, no compensation cost will be recognized and any recognized compensation cost will be reversed. The expected cost of the grant is being reflected over the service period, and is reduced for estimated forfeitures.

Note 2	Earnings Per Share

Basic earnings per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, restricted stock units, ESPP shares

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

and amounts due under the agreements associated with the accelerated stock buyback program) outstanding during the period. Applied’s net income has not been adjusted for any period presented for purposes of computing basic or diluted earnings per share.

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of Applied common stock for the period, as the effect would be anti-dilutive. Options to purchase 138,178,000 and 90,744,000 shares of common stock for the three months ended January 29, 2006 and January 28, 2007, respectively, were excluded from the computation.

Note 3	Accounts Receivable, Net

Applied has agreements with various financial institutions to sell accounts receivable from selected customers. Applied also discounts letters of credit through various financial institutions. Under these agreements, Applied sold accounts receivable and discounted letters of credit in the amounts of $51 million and $237 million for the three months ended January 29, 2006 and January 28, 2007, respectively. Financing charges on the sale of receivables are included in general and administrative expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented. As of January 28, 2007, $3 million of sold accounts receivable remained outstanding under these agreements. A portion of these sold accounts receivable is subject to certain recourse provisions. As of January 28, 2007, Applied has not experienced any losses under these recourse provisions.

Note 4	Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. Components of inventories were as follows:

	October 29,	January 28,
	2006	2007
	(In thousands)

Customer service spares	$466,414	$491,843
Raw materials	236,913	287,863
Work-in-process	272,654	318,456
Finished goods	430,796	420,720

	$1,406,777	$1,518,882

Included in finished goods inventory is $174 million at October 29, 2006 and $202 million at January 28, 2007 of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria, as set forth in Note 1 of the Notes to the Consolidated Financial Statements in the 2006 Form 10-K.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 5	Goodwill, Purchased Technology and Other Intangible Assets

Details of unamortized intangible assets were as follows:

	October 29, 2006			January 28, 2007
		Other			Other
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
	(In thousands)

Gross carrying amount	$618,428	$17,860	$636,288	$618,428	$17,860	$636,288
Accumulated amortization	(45,870)	—	(45,870)	(45,870)	—	(45,870)

	$572,558	$17,860	$590,418	$572,558	$17,860	$590,418

Goodwill and unamortized intangible assets are not amortized but are subject to annual reviews for impairment, which Applied performs during the fourth quarter of each fiscal year. Applied conducted these impairment tests in the fourth quarter of fiscal 2006, and the results of these tests indicated that Applied’s goodwill and unamortized intangible assets were not impaired. Goodwill and unamortized intangible assets are also subject to review for impairment when circumstances or events occur throughout the year that indicate that the assets may be impaired. Other intangible assets that are not subject to amortization consist primarily of a trade name. As of January 28, 2007, goodwill by reportable segment was: Silicon, $230 million; Display, $116 million; Fab Solutions, $89 million; and Adjacent Technologies, $138 million. For additional details, see Note 12.

Details of amortized intangible assets were as follows:

	October 29, 2006			January 28, 2007
		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total
	(In thousands)

Gross carrying amount	$469,226	$75,617	$544,843	$469,226	$75,817	$545,043
Accumulated amortization	(327,335)	(34,302)	(361,637)	(338,025)	(33,232)	(371,257)

	$141,891	$41,315	$183,206	$131,201	$42,585	$173,786

Purchased technology and other intangible assets are amortized over their estimated useful lives of 2 to 15 years using the straight-line method. Aggregate amortization expense was $7 million for the three months ended January 29, 2006 and $9 million for the three months ended January 28, 2007. As of January 28, 2007, future estimated amortization expense is expected to be $24 million for the remainder of fiscal 2007, $29 million for fiscal 2008, $27 million for fiscal 2009, $24 million for fiscal 2010, $20 million for fiscal 2011, and $50 million thereafter. As of January 28, 2007, amortized intangible assets by reportable segment were: Silicon, $22 million; Display, $55 million; Fab Solutions, $17 million; and Adjacent Technologies, $80 million.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 6	Accounts Payable, Accrued Expenses, Guarantees and Contingencies

Accounts Payable and Accrued Expenses

Components of accounts payable and accrued expenses were as follows:

	October 29,	January 28,
	2006	2007
	(In thousands)

Accounts payable	$475,479	$486,586
Deferred revenue	369,875	332,915
Compensation and employee benefits	439,333	324,623
Installation and warranty	215,578	221,575
Customer deposits	97,495	134,228
Dividends payable	69,600	69,844
Other accrued taxes	84,957	69,133
Restructuring reserve	24,731	21,699
Other	246,603	250,115

	$2,023,651	$1,910,718

Changes in the warranty reserves during the first quarters of fiscal 2006 and 2007 were as follows:

	Three Months Ended
	January 29,	January 28,
	2006	2007
	(In thousands)

Beginning balance	$136,613	$174,605
Provisions for warranty	51,843	46,801
Consumption of reserves	(47,670)	(44,013)

Ending balance	$140,786	$177,393

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

Guarantees

During the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 28, 2007, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was approximately $100 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Applied also has agreements with various global banks to facilitate subsidiary banking operations world-wide, including overdraft arrangements, bank guarantees and letters of credit. As of January 28, 2007, Applied Materials, Inc. has provided parent guarantees to banks for approximately $85 million to cover these arrangements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Legal matters

David Scharf

On July 31, 2001, David Scharf, an individual, filed a lawsuit against Applied in the United States District Court for the Central District of California, captioned David Scharf v. Applied Materials, Inc. The lawsuit alleges that Applied has infringed, has induced others to infringe, and has contributed to others’ infringement of, a patent concerning color synthesizing scanning electron microscope technology. Mr. Scharf seeks preliminary and permanent injunctions, a finding of willful infringement, damages (including treble damages), and costs. Applied has answered the complaint and counterclaimed for declaratory judgment of non-infringement and invalidity. On May 10, 2002, Mr. Scharf filed a request for re-examination of his patent with the Patent and Trademark Office (PTO). On June 26, 2002, the case was removed from the Court’s active docket after the parties stipulated to stay the case pending the results of that re-examination. On July 11, 2002, Applied filed its own request for re-examination of Mr. Scharf’s patent with the PTO. Applied’s request for re-examination was granted on September 19, 2002. On April 23, 2004, the PTO notified Applied that it intended to issue a re-examination certificate. On June 14, 2004, Applied filed a second request for re-examination of Mr. Scharf’s patent with the PTO. The second request was denied on September 1, 2004. On October 1, 2004, Applied filed a petition for reconsideration of that denial, which subsequently was denied. The lawsuit was returned to the active docket of the District Court for the Central District of California in January 2006. The parties have completed fact discovery and on February 22, 2007, the Court held a claim construction hearing. The Court has vacated all scheduled dates, including an April 3, 2007 trial date, which will be re-set following the Court’s order on claim construction. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

Linear Technology

On March 12, 2002, Linear Technology Corp. (LTC) filed a complaint against Applied in the Superior Court for the County of Santa Clara, captioned Linear Technology Corp. v. Applied Materials, Inc., Novellus Systems, Inc. and Tokyo Electron Ltd., alleging claims for breach of contract, fraud and deceit, negligent misrepresentation, suppression of fact, unfair competition, breach of warranty, express contractual indemnity, implied equitable indemnity and declaratory relief. The complaint alleged, among other things, that Applied is obligated to indemnify and defend LTC for certain claims in an underlying patent infringement lawsuit brought by Texas Instruments, Inc. (TI) against LTC. On November 12, 2002, LTC filed an amended complaint asserting essentially the same claims as in the original complaint, but adding an additional assertion that LTC and TI have settled their litigation. Applied’s motion to dismiss the amended complaint was granted in part. LTC filed Second and Third Amended Complaints, each of which was dismissed upon Applied’s motion. On February 13, 2004, LTC filed a Fourth Amended Complaint, which Applied moved to dismiss. LTC then filed a motion to amend its Fourth Amended Complaint, which the Court granted. On July 7, 2004, LTC filed a Fifth Amended Complaint. On October 5, 2004, Applied’s motion to dismiss LTC’s Fifth Amended Complaint was granted with prejudice. On January 11, 2005, LTC filed a notice of appeal of the dismissal of its complaint. Applied believes it has meritorious defenses and intends to pursue them vigorously.

Jusung

On December 24, 2003, Applied filed a lawsuit against Jusung Engineering Co., Ltd. (Jusung Engineering) and Jusung Pacific Co., Ltd. (Jusung Pacific, referred to together with Jusung Engineering as Jusung) in Tao-Yuan District Court in Taiwan, captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. The lawsuit alleges that Jusung is infringing a patent related to chemical vapor deposition owned by Applied. In the lawsuit, Applied seeks a provisional injunction prohibiting Jusung from importing, using, manufacturing, servicing or selling in Taiwan certain flat panel display manufacturing equipment. On December 25, 2003, the Tao-Yuan District Court ruled in favor of Applied’s request for a provisional injunction, and on January 14, 2004, the Court issued a provisional injunction order against Jusung Pacific. Jusung Pacific appealed those decisions, and the decisions were affirmed on appeal. On January 30, 2004, Jusung Pacific requested permission to post a counterbond to have the Jusung Pacific

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

injunction lifted. Jusung Pacific’s counterbond request was granted, and on March 30, 2004, the provisional injunction order was lifted. At Applied’s request, on December 11, 2004, the District Court issued a provisional injunction order against Jusung Engineering. Jusung Engineering appealed that order, and the order was affirmed on appeal. Jusung Engineering also requested permission to post a counterbond to have the Jusung Engineering injunction lifted. Jusung Engineering’s counterbond request was granted, and on April 25, 2005, the provisional injunction order against Jusung Engineering was lifted. Applied has appealed both counterbond decisions. On June 30, 2004, Applied filed a “main action” patent infringement complaint against Jusung in the Hsinchu District Court in Taiwan, captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. In the lawsuit, Applied seeks damages and a permanent injunction for infringement of the same patent. The decisions regarding the provisional injunction and counterbond have no effect on the separate patent infringement lawsuit filed by Applied against Jusung in the Hsinchu Court. In August 2006, the Court set the litigation fee and the litigation security payment, and the main action is now proceeding on its merits. The Court held a second hearing in the main action on October 30, 2006. This same patent is the subject of an invalidity proceeding filed in the Taiwanese Patent and Trademark Office by Jusung Pacific in June 2004. Applied believes it has meritorious claims and intends to pursue them vigorously. On January 31, 2007, Applied received notice that Jusung filed a complaint of private prosecution in the Taipei District Court of Taiwan dated November 10, 2006, entitled Jusung Engineering Co., Ltd. v. M. Splinter, Y. Lin, C. Lai and J. Lin. The complaint alleges that Applied’s outside counsel received from the Court and used a copy of an expert report that Jusung had filed in the ongoing patent infringement lawsuits and that Jusung had intended to remain confidential. Jusung named as defendants Applied’s Taiwan attorneys, as well as Michael R. Splinter, Applied’s President and Chief Executive Officer, as the statutory representative of Applied. Applied believes that this action is without merit.

On June 13, 2006, Applied filed an action in the Taiwanese Patent and Trademark Office challenging the validity of a patent owned by Jusung Engineering related to the severability of the transfer chamber. On June 20, 2006, Jusung Engineering filed a lawsuit against Applied and Applied’s subsidiary, AKT, in Hsinchu District Court in Taiwan, captioned Jusung Engineering, Co. Ltd. v. AKT America, Inc. and Applied Materials, Inc., alleging infringement of this patent. Jusung Engineering’s lawsuit seeks damages, costs and attorneys’ fees, but does not seek injunctive relief. A hearing before the Court was conducted on December 28, 2006. Applied believes that it has meritorious defenses that it intends to pursue vigorously.

Taiwan Fair Trade Commission

On April 10, 2004, the Taiwan Fair Trade Commission (TFTC) notified Applied’s subsidiary, AKT, in Taiwan that, pursuant to a complaint filed by Jusung, the TFTC had begun an investigation into whether AKT had violated the Taiwan Fair Trade Act. The investigation focused on whether AKT violated the Taiwan Guidelines for the Review of Cases Involving Enterprises Issuing Warning Letters for Infringement on Copyright, Trademark and Patent Rights by allegedly notifying customers about AKT’s patent rights and the infringement of those rights by Jusung. On June 15, 2004, the TFTC notified Applied that Applied also was the subject of the investigation. By letter dated April 15, 2005, the TFTC notified Applied and AKT that there was insufficient evidence to support a claim against either company. Jusung appealed the TFTC’s decision, and the appeals court affirmed the decision of the TFTC in favor of Applied on February 7, 2006. Jusung appealed the appeals court’s affirmation of the decision of the TFTC, in January 2007 the Taipei High Administrative Court dismissed Jusung’s appeal, and in February 2007, Jusung appealed the dismissal to the Supreme Administrative Court.

Silicon Services Consortium

On January 19, 2006, five companies that sell refurbished Applied tools (Silicon Services Consortium Inc., Semiconductor Support Services Co., OEM Surplus, Inc., Precision Technician Inc., and Semiconductor Equipment Specialist, Inc.) filed a lawsuit against Applied in the United States District Court for the Western District of Texas, captioned Silicon Services Consortium, Inc., et al. v. Applied Materials, Inc. The plaintiffs claim that a policy that Applied announced in January 2005 limiting the sale of certain parts to them constituted an unlawful

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

attempt to monopolize the refurbishment business, an interference with existing contracts, and an interference with prospective business relationships. The suit seeks injunctive relief, damages, costs and attorneys’ fees. After Applied filed a motion to dismiss the original complaint, the plaintiffs filed an amended complaint alleging similar conduct. Applied filed a motion to dismiss the amended complaint on April 7, 2006, which the Court denied on February 16, 2007. Applied believes it has meritorious defenses and intends to pursue them vigorously. On January 17, 2007, Applied filed a counterclaim in this matter, asserting claims for patent infringement, trademark infringement, trademark dilution, unfair competition, and misuse and misappropriation of trade secrets against each of the five plaintiffs/counterdefendants. Applied seeks damages for the harm it has suffered, as well as an injunction prohibiting any further violation of Applied’s intellectual property rights. Applied believes that it has meritorious claims and intends to pursue them vigorously.

Applied does not believe that the outcome of any of the above matters will have a material adverse effect on its financial position or results of operations.

Applied is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Applied from time to time is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, product performance, product liability, unfair competition, employment and other matters. In addition, Applied on occasion receives notification from customers who believe that Applied owes them indemnification or other obligations related to infringement claims made against the customers by third parties. Applied evaluates, among other factors, the degree of probability of an unfavorable outcome and reasonably estimates the amount of the loss. Significant judgment is required both in the determination of the probability and as to whether an exposure can be reasonably estimated. When Applied determines that a loss is probable and the amount of the loss is reasonably estimable, the effect is recorded in the consolidated financial statements. Significant changes in legal proceedings and claims or the factors considered in the evaluation of those matters could have a material adverse effect on Applied’s business, financial condition and results of operations.

Note 7	Restructuring and Asset Impairments

During the first quarter of fiscal 2006, Applied’s Board of Directors approved a plan to disinvest a portion of Applied’s real estate and facilities portfolio (the Disinvestment Plan). Properties with an estimated fair value of $56 million were reported as assets held-for-sale and reclassified from property, plant and equipment on the consolidated condensed balance sheet. Applied recorded an asset impairment charge of $124 million during the first quarter of fiscal 2006 to write down the following properties to estimated fair value: facilities in Narita, Japan; Chunan, Korea; Hillsboro, Oregon; and Danvers, Massachusetts; and 26 acres of unimproved land in Hillsboro, Oregon. During fiscal 2006, Applied sold the Danvers, Massachusetts facility for net proceeds of $16 million and recognized a gain of $4 million; recorded additional impairment charges on the Narita and Chunan facilities of $6 million; and recorded a restructuring charge of $4 million related to environmental contamination of the Narita site. During the first quarter of fiscal 2007, Applied sold the Hillsboro, Oregon facility for net proceeds of $9 million and recognized a gain of $3 million. Applied has entered into a contract to sell the Chunan facility and continues to actively market the remaining properties.

As part of the Disinvestment Plan, Applied also recorded a charge in the amount of $91 million for future lease obligations that were scheduled to continue through fiscal 2014 related to the closure of its leased Hayward, California facility. During fiscal 2006, Applied consumed $9 million in restructuring reserves for rental and operating costs associated with this facility. In the fourth quarter of fiscal 2006, Applied paid $81 million to terminate the Hayward lease.

Restructuring actions were taken in fiscal 2003 and 2004 to align Applied’s cost structure with prevailing market conditions due to an industry downturn. These actions, which were necessary as a result of reduced business volume, decreased Applied’s global workforce and consolidated Applied’s global facilities. As of January 28, 2007, the majority of the fiscal 2003 and 2004 restructuring activities were completed, and restructuring reserve balances

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

consisted principally of remaining lease commitments associated with the facilities that continue through fiscal 2009.

Changes in restructuring reserves for facilities for the three months ended January 28, 2007 were as follows:

(In thousands)

Balance, October 29, 2006	$24,731
Consumption of reserves	(3,032)

Balance, January 28, 2007	$21,699

Note 8	Derivative Financial Instruments

Applied’s derivative financial instruments, consisting of currency forward exchange and option contracts, are recorded at fair value on the consolidated condensed balance sheet, either in other current assets or accounts payable and accrued expenses. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment, as well as the ineffective portion of any hedges, are recognized in the consolidated results of operations. The effective portion of the gain/(loss) is reported as a component of accumulated other comprehensive income in stockholders’ equity, and is reclassified into results of operations when the hedged transaction affects income/(loss). All amounts included in accumulated other comprehensive income as of January 28, 2007 will generally be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness, and are recognized in cost of products sold or expensed. The change in option and forward time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain/(loss) on the associated financial instrument in general and administrative expenses. The amounts recognized due to the anticipated transactions failing to occur or ineffective hedges were not material for all periods presented.

Accumulated other comprehensive income related to derivative activities for the three months ended January 28, 2007 increased by $1 million due to a net increase in the intrinsic value of derivatives.

Note 9	Stockholders’ Equity

Comprehensive Income

Components of comprehensive income, on an after-tax basis where applicable, were as follows:

	Three Months Ended
	January 29,	January 28,
	2006	2007
	(In thousands)

Net income	$142,780	$403,476
Change in unrealized net gain/(loss) on investments	4,967	(3,385)
Change in unrealized net gain/(loss) on derivative instruments qualifying as cash flow hedges	(4,546)	1,204
Foreign currency translation adjustments	812	5,895
Change in minimum pension liability	(7,069)	—

Comprehensive income	$136,944	$407,190

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Components of accumulated other comprehensive loss, on an after-tax basis where applicable, were as follows:

	October 29,	January 28,
	2006	2007
	(In thousands)

Unrealized loss on investments	$(5,132)	$(8,517)
Unrealized gain on derivative instruments qualifying as cash flow hedges	4,319	5,523
Minimum pension liability	(17,985)	(17,985)
Cumulative translation adjustments	(212)	5,683

	$(19,010)	$(15,296)

Stock Repurchase Program

Since March 1996, Applied has systematically repurchased shares of its common stock in the open market. In March 2006, the Board of Directors approved a stock repurchase program for up to $5.0 billion in repurchases over the next three years ending in March 2009. Pursuant to this authorization, on September 18, 2006, Applied entered into accelerated stock buyback agreements with Goldman, Sachs & Co. (Goldman Sachs), under which Applied agreed to purchase from Goldman Sachs outstanding shares of Applied common stock for an initial purchase price of $2.5 billion. Under the agreements, Applied purchased 145 million shares of Applied common stock on September 18, 2006 at a price per share of $17.20, and Goldman Sachs agreed to purchase an equivalent number of shares in the open market over the following four months. At the end of the four month period, Applied was entitled to or subject to a price adjustment based upon the volume weighted average price of Applied common stock during the purchase period that could be settled, at Applied’s option, in cash or shares of its common stock. On January 24, 2007, Applied settled the price adjustment of $132 million by payment in cash to Goldman Sachs, resulting in an adjusted price per share of $18.08. The repurchase was funded with Applied’s existing cash and investments and reported as treasury stock.

On September 15, 2006, the Board of Directors approved a new stock repurchase program for up to $5.0 billion in repurchases over the next three years, ending in September 2009, of which $5.0 billion remained as of January 28, 2007. Under this authorization, Applied is continuing a systematic stock repurchase program and may also make additional stock repurchases from time to time, depending on market conditions, stock price and other factors.

During the three months ended January 28, 2007, Applied did not repurchase any shares of its common stock. During the three months ended January 29, 2006, Applied repurchased 26,531,000 shares of its common stock at an average price of $18.84 for a cash outlay of $500 million.

Dividends

On September 13, 2006, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.05 per share, which was paid on December 7, 2006 to stockholders of record as of November 16, 2006, for a total of $70 million. On December 13, 2006, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.05 per share, payable on March 8, 2007 to stockholders of record as of February 15, 2007, for a total of $70 million. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 10	Employee Benefit Plans

Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries. The components of the net periodic pension costs of these defined benefit plans for the three months ended January 29, 2006 and January 28, 2007 were as follows:

	Three Months Ended
	January 29,	January 28,
	2006	2007
	(In thousands)

Service cost	$3,599	$3,851
Interest cost	2,045	2,602
Expected return on plan assets	(1,058)	(1,425)
Amortization of transition obligation	16	16
Amortization of prior service costs	34	(30)
Amortization of net loss	620	503

Net periodic pension cost	$5,256	$5,517

Note 11	Borrowing Facilities

Applied has credit facilities for unsecured borrowings in various currencies of up to approximately $1.2 billion, of which $1 billion is comprised of a 5-year revolving credit agreement with a group of banks that expires in January 2012. This agreement provides for borrowings at interest rates keyed to one of the two rates selected by Applied for each advance, and includes financial and other covenants with which Applied was in compliance at January 28, 2007. No amounts were outstanding under this agreement at January 28, 2007. This credit facility replaced a $100 million 364-day unsecured credit agreement entered into during the fourth quarter of fiscal 2006, which was terminated. The remaining credit facilities of approximately $157 million are with Japanese banks at rates indexed to their prime reference rate and are denominated in Japanese yen. No amounts were outstanding under these Japanese credit facilities at January 28, 2007.

Note 12	Business Combinations and Equity-Method Investment

On August 14, 2006, Applied’s wholly-owned subsidiary, Metron Technology, Inc. (Metron), purchased certain assets of UMS Solutions Pte. Ltd.’s (UMS Solutions) parts cleaning and recycling business in Singapore for $10 million. The acquisition enhanced Metron’s capabilities in Southeast Asia with advanced, high-quality parts cleaning services to support its customers’ semiconductor manufacturing requirements. In connection with this acquisition, Applied recorded goodwill of $7 million and other intangible assets of $1 million.

On July 20, 2006, Applied and Dainippon Screen Mfg. Co., Ltd. (Screen) completed the formation of Sokudo Co., Ltd., a Japanese joint venture company (Sokudo), to deliver advanced track solutions for customers’ critical semiconductor manufacturing requirements. Screen owns 52 percent and holds the controlling interest in Sokudo, and Applied owns 48 percent. Screen transferred into Sokudo its existing track business and related intellectual property, including employees, products and its installed base of systems. Applied paid $147 million for its investment in Sokudo. Additionally, Applied contributed to Sokudo certain technology and related intellectual property and provided key development employees. Screen performs manufacturing for Sokudo under an outsourcing agreement. Applied accounts for its interest in Sokudo under the equity method of accounting. Under this accounting method, Applied’s exposure to loss from ongoing operations is limited to $140 million as of January 28, 2007, which represents Applied’s carrying value of its investment in Sokudo. Applied’s investment in Sokudo is classified as an equity-method investment on the consolidated condensed balance sheet. Applied’s investment in Sokudo includes the unamortized excess of Applied’s investment over its equity in the joint venture’s net assets. This excess of $41 million is being amortized on a straight-line basis over its estimated economic useful life of 7 years.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

On July 7, 2006, Applied completed its acquisition of Applied Films Corporation, a Colorado corporation (Applied Films) and leading supplier of thin film deposition equipment used in manufacturing flat panel displays (FPDs), solar cells, flexible electronics and energy-efficient glass. Applied paid $28.50 per share in cash for each outstanding share of Applied Films. The total purchase price was approximately $484 million, or $328 million net of Applied Films’ existing cash and marketable securities. As part of the acquisition, Applied assumed Applied Films’ outstanding stock options and restricted stock awards that, at the acquisition date, had a total fair value of $26 million, of which $18 million was allocated to the purchase price and the remainder to unearned compensation. Upon the acquisition and subject to vesting, Applied Films stock options became exercisable for shares of Applied common stock and Applied Films restricted stock awards became payable in shares of Applied common stock totaling, in the aggregate, three million shares of Applied common stock. The fair value of the assumed Applied Films stock options was determined using a Black-Scholes model. The use of the Black-Scholes model and method of determining the variables is consistent with Applied’s valuation of equity-based compensation. Applied recorded an in-process research and development expense of $14 million, reported as research, development and engineering expense; goodwill of $226 million; and other intangible assets of $140 million. The acquired in-process research and development expense was determined by identifying research projects for which technological feasibility had not been established and no alternative future use existed. The value of the projects identified as in-process was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value at a rate commensurate with the level of risk and maturity of the projects, and then applying a percentage of completion to the calculated value.

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

Note 13	Pending Business Combination

On November 6, 2006, Applied announced that it had entered into an agreement to purchase the assets of Brooks Software, a division of Brooks Automation, Inc., for $125 million in cash. Brooks Software is a leading provider of factory management and control software to the semiconductor and flat panel display industries. Brooks Software’s products complement Applied’s existing software applications and are expected to enable Applied to offer customers a comprehensive computer integrated manufacturing (CIM) solution for optimizing fab operations. After the closing of this transaction, the Brooks Software business and employees will be integrated within the Applied Global Services organization and reported under the Fab Solutions segment. Completion of this acquisition is subject to receipt of regulatory approvals and certain other closing conditions, and is expected to be completed in the second quarter of fiscal 2007.

Note 14	Income Taxes

The effective tax rate for the first quarter of fiscal 2007 was 28.6 percent and included benefits of $30 million due to a favorable resolution of audits of prior years’ income tax filings and to the retroactive reinstatement to January 1, 2006 of the research and development tax credit pursuant to the Tax Relief and Health Care Act of 2006. Applied’s effective tax rate was 22.4 percent for the comparable quarter of fiscal 2006. The first quarter fiscal 2006 effective tax rate includes the tax impact of the restructuring and asset impairment charge related to the Disinvestment Plan (see Note 7). The effective tax rate is highly dependent on the geographic composition of

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

worldwide earnings, tax regulations for each region, non-tax deductible expenses incurred in connection with acquisitions, and availability of tax credits. Management carefully monitors these factors and timely adjusts the effective tax rate accordingly.

Note 15	Industry Segment Operations

Applied made certain changes to its internal financial reporting structure during the fourth quarter of fiscal 2006 and, as a result, reports four segments: Silicon, Fab Solutions, Display, and Adjacent Technologies. Applied’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of January 28, 2007 and the distinctive nature of each segment. Prior periods have been reclassified to conform to the current presentation. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. Prior to the fourth quarter of fiscal 2006, Applied operated in one reportable segment.

Each reportable segment is separately managed and has separate financial results that are reviewed by Applied’s chief operating decision-maker. Each reportable segment contains closely related products that are unique to the particular segment. Segment operating income is determined based upon internal performance measures used by the President and CEO.

Applied derives the segment results from its internal management reporting system. The accounting policies Applied uses to derive reportable segment results are substantially the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics including orders, net sales and operating income. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. Applied does not allocate to its reportable segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include charges for equity-based compensation, corporate marketing and sales, corporate functions (certain management, finance, legal, human resources and RD&E) and unabsorbed information technology and occupancy. In addition, Applied does not allocate to its reportable segments restructuring and asset impairment charges and any associated adjustments related to restructuring actions. Segment operating income excludes interest income, interest expense and other financial charges and income taxes. Management does not use the unallocated costs to measure the performance of the reportable segments.

The Silicon segment is comprised of a wide range of semiconductor manufacturing equipment that customers use to perform most of the steps in the chip fabrication process, including atomic layer deposition, chemical vapor deposition, physical vapor deposition, electrochemical plating, etch, ion implantation, rapid thermal processing, chemical mechanical planarization, wafer wet cleaning, and wafer metrology and inspection.

The Fab Solutions segment is comprised of a broad range of products and services designed to improve the performance and productivity of semiconductor manufacturers’ fab operations.

Applied reports under the Display segment the manufacture, sale and servicing of equipment used to fabricate and test flat panel displays (FPD) for televisions, computer displays and other applications. With the acquisition of Applied Films, the Display segment was expanded to include equipment to manufacture color filters for flat panel displays.

The Adjacent Technologies segment manufactures, sells and services equipment used to fabricate solar photovoltaic cells, flexible electronics and energy-efficient glass.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Information for each reportable segment for the three months ended January 29, 2006 and January 28, 2007 is as follows:

		Operating
	Net Sales	Income (Loss)
	(In thousands)

2006:
Silicon	$1,221,105	$333,413
Fab Solutions	470,735	119,115
Display	165,752	47,420
Adjacent Technologies	—	—

Total Segment	$1,857,592	$499,948

2007:
Silicon	$1,490,262	$520,153
Fab Solutions	524,691	145,935
Display	230,491	63,564
Adjacent Technologies	31,823	(14,694)

Total Segment	$2,277,267	$714,958

Reconciliations of segment operating results to Applied consolidated totals for the three months ended January 29, 2006 and January 28, 2007 are as follows:

	2006	2007
	(In thousands)

Total segment operating income	$499,948	$714,958
Corporate and unallocated costs	(141,162)	(168,710)
Restructuring and asset impairment charges	(214,847)	3,278

Income from operations	$143,939	$549,526

Note 16	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R” (SFAS 158). SFAS 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit post-retirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires an entity to recognize changes in the funded status of a defined benefit post-retirement plan directly to accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS 158 is effective for Applied in the fourth quarter of fiscal 2007. Applied does not expect the implementation of this standard to have a material effect on Applied’s financial position or results of operations.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current misstatement. SAB 108 is effective for Applied in the fourth quarter of fiscal 2007. Applied does not expect the implementation of this staff accounting bulletin to have a material effect on Applied’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently-issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 will become effective for Applied beginning in fiscal 2008. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Applied is evaluating the potential impact of the implementation of FIN 48 on its financial position and results of operations.

Note 17	Subsequent Event

On February 9, 2007, the Board of Directors of Applied approved a plan (the Plan) to cease future development of beamline implant products for semiconductor manufacturing and close the operations of its Applied Implant Technologies (Implant) group based in Horsham, England. Under the Plan, the Company expects to wind down its research and development and manufacturing operations in Horsham to closure by the end of December 2007. The total cost of implementing the Plan is expected to be in the range of $90 to $130 million, which will be reported in the Company’s consolidated statements of operations under cost of products sold and operating expenses (including asset impairment and restructuring charges). Costs are anticipated to be incurred over multiple quarters beginning in the second quarter of fiscal 2007 and concluding in the first quarter of fiscal 2008.

As part of the total cost of the Plan indicated above, Applied anticipates that it will record pre-tax restructuring and asset impairment charges in the range of $45 to $53 million over multiple fiscal quarters, consisting principally of lease termination/facilities-related charges and employee termination charges. Included in the restructuring charges are anticipated cash expenditures in the range of $38 to $43 million. Applied estimates that costs other than restructuring and asset impairment charges associated with the Plan will range between $45 and $77 million, consisting primarily of inventory-related and employee-related charges. The Implant group operates in the Silicon segment and the results of its operations are not material to the consolidated or the segment financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements in this Quarterly Report, including those made by the management of Applied, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Applied’s future financial results, operating results, cash flows and cash deployment strategies, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, acquisitions and joint ventures, growth opportunities, and legal proceedings, as well as semiconductor and semiconductor-related industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in Part II, Item 1A, “Risk Factors.” Other risks and uncertainties may be disclosed from time to time in Applied’s other Securities and Exchange Commission (SEC) filings. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Applied undertakes no obligation to revise or update any forward-looking statements.

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

As a supplier to the semiconductor and semiconductor-related industries, Applied’s results are primarily driven by worldwide demand for integrated circuits, which in turn depends on end-user demand for electronic products. The industries in which Applied operates are volatile, and Applied’s operating results have reflected this volatility.

The following table presents certain significant measurements for the three months ended January 29, 2006 and January 28, 2007:

	Three Months Ended
	January 29,	January 28,
	2006	2007	% Change
	(In millions, except per share amounts and percentages)

New orders	$2,041	$2,538	24%
Net sales	$1,858	$2,277	23%
Gross margin	$838	$1,063	27%
Gross margin percent	45.1%	46.7%	4%
Net income	$143	$403	183%
Earnings per share	$0.09	$0.29	223%

Customer demand increased in fiscal 2006, resulting in higher orders and revenue. Fiscal 2006 results reflected a recovery in the semiconductor and semiconductor-related industries and the global economy as end-user demand for electronic products and flat panel displays drove increased customer requirements for advanced silicon and display products. During this period, Applied’s semiconductor customers increased both high-volume production and leading-edge 65nm and 45nm chip development. Results for this period also reflected Applied’s continued focus on cost controls. Improvements in operating performance were offset in part by restructuring and asset impairment charges associated with real estate and facilities disinvestment that commenced during the first fiscal quarter, equity-based compensation expenses and an in-process research and development expense associated with the acquisition of Applied Films Corporation (Applied Films).

In the first quarter of fiscal 2007, Display customers delayed their capacity expansion plans, resulting in a significant decrease in orders. This decline was partially offset by record Fab Solutions orders and increased Silicon orders. During the quarter, growth also slowed in semiconductor demand and chip manufacturers reduced production and delayed capacity additions. The operating results in the first quarter of fiscal 2007 were achieved through continued focus on cost controls, despite a slight decline in orders and net sales.

Applied’s long-term opportunities depend in part on successful execution of its growth strategy, including increasing market share in existing markets, expanding into related markets, and cultivating new markets and new business models. These opportunities are also subject to many factors, including: (1) global economic conditions; (2) advanced technology and/or capacity requirements of semiconductor manufacturers and their capital investment trends; (3) the profitability of chip and display manufacturers; (4) supply and demand for chips, flat panel displays, solar panels, and related products and services; (5) realization of the anticipated benefits of business combinations; (6) continued investment in research, development and engineering (RD&E); and (7) the relative competitiveness of Applied’s equipment and service products. For these and other reasons set forth in Part II, Item 1A, “Risk Factors,” Applied’s historical consolidated results of operations may not necessarily be indicative of future operating results.

Results of Operations

Applied received new orders of $2.5 billion for the first quarter of fiscal 2007, compared to $2.7 billion for the fourth quarter of fiscal 2006 and $2.0 billion for the first quarter of fiscal 2006. New orders for the first quarter of fiscal 2007 decreased by 6 percent from the preceding quarter and increased by 24 percent from the first quarter of fiscal 2006. The decrease in new orders for the first quarter of fiscal 2007 from the previous quarter was primarily attributable to lower demand for flat panel display equipment, partially offset by annual service and parts contract renewals and investment in next-generation semiconductor manufacturing equipment.

New orders by region for the past two consecutive quarters were as follows:

	Three Months Ended
	October 29,		January 28,
	2006		2007
	($)	(%)	($)	(%)
	(Dollars in millions)

Taiwan	563	21	605	24
North America*	521	19	550	22
Korea	413	15	492	19
Europe	254	10	323	13
Japan	589	22	300	12
Southeast Asia and China	348	13	268	10

Total	2,688	100	2,538	100

*	Primarily the United States.

Applied’s backlog for the most recent three fiscal quarters was as follows: $3.6 billion at January 28, 2007, $3.4 billion at October 29, 2006 and $3.3 billion at July 30, 2006. Backlog consists only of orders for which written authorizations have been accepted, shipment dates within 12 months have been assigned and revenue has not been recognized. Due to the potential for customer changes in delivery schedules or cancellation of orders, Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods.

Applied’s business is subject to cyclical industry conditions and, as a result of these conditions, there were fluctuations in Applied’s net sales during fiscal year 2006. Demand for manufacturing equipment has historically been volatile as a result of sudden changes in chip and flat panel supply and demand and other factors, including rapid technological advances in fabrication processes. During fiscal 2006, net sales increased from $1.9 billion in the first fiscal quarter to $2.2 billion in the second fiscal quarter, increased again to $2.5 billion in the third fiscal quarter, and then remained flat at $2.5 billion for the fourth fiscal quarter. Net sales in the first quarter of fiscal 2007 decreased to $2.3 billion due to declining fab utilization and customers pushing out shipments due to delayed capacity needs.

Net sales by region for the first quarters of fiscal 2006 and 2007 were as follows:

	Three Months Ended
	January 29,		January 28,
	2006		2007
	($)	(%)	($)	(%)
	(Dollars in millions)

Taiwan	405	22	583	26
Korea	399	22	475	21
North America*	391	21	467	21
Japan	300	16	261	11
Europe	228	12	254	11
Southeast Asia and China	135	7	237	10

Total	1,858	100	2,277	100

*	Primarily the United States.

Gross margin percentage was 46.7 percent for the first quarter of fiscal 2007, compared to 47.1 percent for the fourth quarter of fiscal 2006 and 45.1 percent for the first quarter of fiscal 2006. Gross margin during the first quarter of fiscal 2006 and 2007 included $9 million and $6 million, respectively, of equity-based compensation expense. The decrease in the gross margin percentage for the first quarter of fiscal 2007 from that of the previous quarter was principally attributable to the combination of reduced revenue levels, product mix, and lower manufacturing volume, partially offset by lower material costs. The increase in the gross margin percentage for the first quarter of fiscal 2007 from that of the prior year was principally attributable to the combination of higher revenue levels and product mix, and by lower material costs.

Operating expenses included expenses related to RD&E, marketing and selling (M&S), and general and administrative (G&A). Expenses related to RD&E, M&S and G&A were $516 million for the first quarter of fiscal 2007, compared to $550 million for the fourth quarter of fiscal 2006 and $479 million for the first quarter of fiscal 2006. Lower total operating expenses during the first quarter of fiscal 2007 were principally attributable to savings resulting from Applied’s December shutdown and continued focus on controlling its overall cost structure and decreases in equity-based and variable compensation expenses.

During the first quarter of fiscal 2006, the Board of Directors approved a real estate and facilities disinvestment plan under which the Company recorded asset impairment charges and restructuring charges totaling $215 million. The impairment and restructuring charges related to the write down of the Company’s Danvers, Massachusetts; Hillsboro, Oregon; Narita, Japan; and Chunan, Korea facilities and unimproved land in Hillsboro, Oregon, and future lease obligations related to the closure of its Hayward, California facility. During the first quarter of fiscal 2007, Applied sold the Hillsboro, Oregon facility for net proceeds of $9 million and recognized a gain of $3 million. (See Note 7 of Notes to Consolidated Condensed Financial Statements).

Net interest income was $20 million and $40 million for the three months ended January 28, 2007 and January 29, 2006, respectively. Lower net interest income during the first quarter of fiscal 2007 was primarily due to the partial liquidation of the investment portfolio during the fourth quarter of fiscal 2006, when Applied repurchased 145 million shares of its outstanding common stock for an aggregate purchase price of $2.6 billion under an accelerated buyback program. The repurchase was funded with Applied’s existing cash and investments, resulting in lower interest income.

The effective income tax rate for the first quarter of fiscal 2007 was 28.6 percent and included benefits of $30 million due primarily to a favorable resolution of audits of prior years’ income tax filings and to the retroactive reinstatement to January 1, 2006 of the research and development tax credit pursuant to the Tax Relief and Health Care Act of 2006. Applied’s effective income tax rate was 22.4 percent for the comparable quarter of fiscal 2006, which included the tax impact of the restructuring and asset impairment charge. Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, and non-tax deductible expenses incurred in connection with acquisitions. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly.

On February 9, 2007, the Board of Directors of Applied approved a plan (the Plan) to cease future development of beamline implant products for semiconductor manufacturing and close the operations of its Applied Implant Technologies (Implant) group based in Horsham, England. Under the Plan, the Company expects to wind down its research and development and manufacturing operations in Horsham to closure by the end of December 2007. The total cost of implementing the Plan is expected to be in the range of $90 to $130 million, which will be reported in the Company’s consolidated statements of operations under cost of products sold and operating expenses (including asset impairment and restructuring charges). Costs are anticipated to be incurred over multiple quarters beginning in the second quarter of fiscal 2007 and concluding in the first quarter of fiscal 2008.

As part of the total cost of the Plan indicated above, Applied anticipates that it will record pre-tax restructuring and asset impairment charges in the range of $45 to $53 million over multiple fiscal quarters, consisting principally of lease termination/facilities-related charges and employee termination charges. Included in the restructuring charges are anticipated cash expenditures in the range of $38 to $43 million. Applied estimates that costs other than restructuring and asset impairment charges associated with the Plan will range between $45 and $77 million, consisting primarily of inventory-related and employee-related charges. The Implant group operates in the Silicon segment and the results of its operations are not material to the consolidated or the segment financial position or results of operations.

Segment Information

After the acquisition of Applied Films, Applied made certain changes to its internal financial reporting structure during the fourth quarter of fiscal 2006 and, as a result, reports four segments: Silicon, Fab Solutions, Display, and Adjacent Technologies. A description of the products and services, as well as financial data, for each reportable segment can be found in Note 15 of Notes to Consolidated Condensed Financial Statements. Future changes to Applied’s internal financial reporting structure may result in changes to the reportable segments disclosed. Applied does not allocate to its reportable segments certain operating expenses which are reported separately at the corporate level. These unallocated costs include charges for equity-based compensation, corporate marketing and sales, corporate functions (certain management, finance, legal, human resources and RD&E) and unabsorbed information technology and occupancy. Prior to the fourth quarter of fiscal 2006, Applied operated in one reportable segment. Accordingly, prior period amounts have been reclassified to conform to the current presentation. Discussions below include the results of each reportable segment for the quarters ended January 29, 2006, October 29, 2006 and January 28, 2007.

Silicon Segment

	Three Months Ended
	January 29,	October 29,	January 28,
	2006	2006	2007
	(In millions)

New orders	$1,154	$1,671	$1,755
Net sales	$1,221	$1,612	$1,490
Operating income	$333	$572	$520

Silicon received new orders of $1.8 billion for the first quarter of fiscal 2007, compared to $1.7 billion for the fourth quarter of fiscal 2006 and $1.2 billion for the first quarter of fiscal 2006. New orders for the first quarter of fiscal 2007 increased by 5 percent from the preceding quarter and increased 52 percent from the first quarter of fiscal 2006, and the majority of new orders were from memory customers. New orders increased from the previous quarter as semiconductor customers invested in newly-released products including Applied Opustm AdvantEdgetm Metal Etch for sub-70nm aluminum interconnects in leading-edge Flash and DRAM memory devices and the Applied Producer® GTtm platform. New orders increased over the first quarter of fiscal 2006 reflecting the semiconductor industry’s growth during the year, driven by demand for cell phones, digital TVs, game consoles, MP3 players and other chip-powered products.

Net sales decreased to $1.5 billion for the first quarter of fiscal 2007 from $1.6 billion for the fourth quarter of fiscal 2006 and increased from $1.2 billion for the first quarter of fiscal 2006. Net sales for the first quarter of fiscal 2007 decreased by 8 percent from the preceding quarter and increased 22 percent from the first quarter of fiscal 2006. Net sales decreased from the previous quarter as semiconductor customers experienced an increase in inventories and delayed equipment spending. Net sales increased from the first quarter of fiscal 2006 as demand increased in many areas including etch, inspection and thin films products.

Operating income of $520 million for the first quarter of fiscal 2007 decreased by 9 percent from the preceding quarter and increased 56 percent from the first quarter of fiscal 2006. The decrease in operating income from the preceding fiscal quarter was due to lower revenue levels and change in product mix, partially offset by savings from the December shutdown, continued focus on controlling the overall cost structure and reduced variable compensation costs. The increase in operating income from the first fiscal quarter of 2006 was due to higher revenue levels, partially offset by increased variable compensation costs.

Fab Solutions Segment

	Three Months Ended
	January 29,	October 29,	January 28,
	2006	2006	2007
	(In millions)

New orders	$607	$625	$686
Net sales	$471	$590	$525
Operating income	$119	$169	$146

New orders were $686 million for the first quarter of fiscal 2007, compared to $625 million for the fourth quarter of fiscal 2006 and $607 million for the first quarter of fiscal 2006. New orders for the first quarter of fiscal 2007 increased by 10 percent from the preceding quarter and 13 percent from the first quarter of fiscal 2006. The increase in new orders from the previous quarter reflected annual renewals of service and parts contracts.

Net sales decreased to $525 million for the first quarter of fiscal 2007 from $590 million for the fourth quarter of fiscal 2006 and increased from $471 million for the first quarter of fiscal 2006. Net sales for the first quarter of fiscal 2007 decreased by 11 percent from the preceding quarter and increased 12 percent from the first quarter of fiscal 2006. The decrease in net sales from the previous quarter reflected a decrease in spare parts shipments as a result of lower wafer starts and lower shipments of remanufactured equipment. The increase in net sales from the first quarter of fiscal 2006 reflected higher shipments of remanufactured equipment and higher spares and service contract revenues.

Operating income decreased to $146 million for the first quarter of fiscal 2007 from $169 million from the fourth quarter of fiscal 2006 and increased from $119 million for the first quarter of fiscal 2006. Operating income for the first quarter of fiscal 2007 decreased by 14 percent from the preceding quarter and increased 23 percent from the first quarter of fiscal 2006. The decrease in operating income from the previous quarter primarily reflects the impact of lower revenue and lower mix of remanufactured equipment.

Display Segment

	Three Months Ended
	January 29,	October 29,	January 28,
	2006	2006	2007
	(In millions)

New orders	$280	$355	$67
Net sales	$166	$296	$230
Operating income	$47	$94	$64

New orders were $67 million for the first quarter of fiscal 2007, compared to $355 million for the fourth quarter of fiscal 2006 and $280 million for the first quarter of fiscal 2006. New orders for the first quarter of fiscal 2007 decreased by 81 percent from the preceding quarter and decreased 76 percent from the first quarter of fiscal 2006. Display orders declined from the previous quarter and the first quarter of 2006 as several LCD panel makers reduced their capacity build plans.

Net sales decreased to $230 million for the first quarter of fiscal 2007 from $296 million for the fourth quarter of fiscal 2006 and increased from $166 million for the first quarter of fiscal 2006. Net sales for the first quarter of fiscal 2007 decreased by 22 percent from the preceding quarter as customers pushed out shipments due to reduced capacity needs. Net sales for the first quarter of fiscal 2007 increased 39 percent from the first quarter of fiscal 2006 reflecting the timing of revenue recognition of shipments in the later half of 2006 for Gen-7, Gen-7.5, Gen-5 and Gen-5.5 equipment as display manufacturers aggressively invested as the consumer electronics market grew.

Operating income decreased to $64 million for the first quarter of fiscal 2007 from $94 million for the fourth quarter of fiscal 2006 and increased from $47 million for the first quarter of fiscal 2006. Operating income for the first quarter of fiscal 2007 decreased by 32 percent from the preceding quarter and increased 36 percent from the first quarter of fiscal 2006. The decrease in operating income from the preceding fiscal quarter was due to lower revenue levels offset by savings from the December shut down, continued focus on controlling the overall cost structure and reduced variable compensation costs. The increase in operating income from the first fiscal quarter of 2006 was due to higher revenue levels, partially offset by increased variable compensation costs.

Adjacent Technologies Segment

	Three Months Ended
	January 29,	October 29,	January 28,
Fiscal Year	2006	2006	2007
	(In millions)

New orders	$—	$37	$31
Net sales	$—	$20	$32
Operating loss	$—	$—	$15

New orders were $31 million for the first quarter of fiscal 2007, compared to $37 million for the fourth quarter of fiscal 2006. New orders for the first quarter of fiscal 2007 decreased by 16 percent from the preceding quarter.

Net sales increased to $32 million for the first quarter of fiscal 2007 from $20 million from the fourth quarter of fiscal 2006. Net sales for the first quarter of fiscal 2007 increased by 60 percent from the preceding quarter. Net sales recognized in the first quarter of fiscal 2007 and the fourth quarter of fiscal 2006 are a result of the timing of customer acceptance of previously shipped systems.

Operating loss increased to $15 million for the first quarter of fiscal 2007 from breakeven for the fourth quarter of fiscal 2006. The increase in operating loss from the previous quarter was due to additional expenditures in solar energy product development, partially offset by increased revenue from glass and web products.

Financial Condition, Liquidity and Capital Resources

During the first quarter of fiscal 2007, cash, cash equivalents and investments increased by $199 million, from $3.2 billion as of October 29, 2006 to $3.4 billion as of January 28, 2007.

Cash, cash equivalents and investments consist of the following:

	October 29,	January 28,
	2006	2007
	(In millions)

Cash and cash equivalents	$861	$1,069
Short-term investments	1,036	1,014
Long-term investments	1,315	1,328

Total cash, cash-equivalents and investments	$3,212	$3,411

Applied generated $381 million of cash from operating activities for the three months ended January 28, 2007. The primary sources of operating cash flow for the three months ended January 28, 2007 were net income, adjusted to exclude the effect of non-cash charges including depreciation, amortization, equity-based compensation, asset impairments and restructuring and an increase in income taxes payable, which were partially offset by increases in accounts receivable, inventories and other assets and decreases in accounts payable and accrued expenses. Applied sold certain accounts receivable and discounted certain letters of credit totaling $237 million for the three months ended January 28, 2007. The sales of accounts receivable increase cash and reduce accounts receivable and days sales outstanding. Days sales outstanding for the first quarter of fiscal 2007 increased to 82 days, primarily due to lower revenue levels. Availability and usage of these accounts receivable sale programs depend on many factors, including the willingness of financial institutions to purchase accounts receivable and the cost of such arrangements. For further details regarding accounts receivable sales, see Note 3 of Notes to Consolidated Condensed Financial Statements.

Applied used $48 million of cash from investing activities during the three months ended January 28, 2007. Capital expenditures totaled $59 million. Proceeds from sales and maturities of investments, net of purchases of investments, totaled $1 million.

Applied used $127 million of cash for financing activities during the three months ended January 28, 2007, consisting of $132 million for the settlement of the price adjustment with Goldman Sachs related to the accelerated stock buyback initiated in the fourth quarter of fiscal 2006 and $70 million for cash dividends, partially offset by $75 million from the issuance of common stock under equity plans. There were no common stock repurchases during the first quarter of fiscal 2007 as compared to $2.6 billion in repurchases of common stock during the fourth quarter of fiscal 2006.

On December 13, 2006, Applied’s Board of Directors declared a cash dividend in the amount of $0.05 per share, payable on March 8, 2007 to stockholders of record as of February 15, 2007, for a total of $70 million. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors.

Applied has credit facilities for unsecured borrowings in various currencies of up to approximately $1.2 billion, of which $1 billion is comprised of a 5-year revolving credit agreement with a group of banks that expires in January 2012. The agreement provides for borrowings at interest rates keyed to one of the two rates selected by Applied for each advance, and includes financial and other covenants with which Applied was in compliance at January 28, 2007. No amounts were outstanding under this agreement at January 28, 2007.

In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 28, 2007, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was approximately $100 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

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

For further information about Applied’s critical accounting policies, see the discussion of critical accounting policies in Applied’s 2006 Form 10-K for the fiscal year ended October 29, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $2.4 billion at January 28, 2007. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at January 28, 2007, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $28 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated condensed statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporarily impaired.

Certain operations of Applied are conducted in foreign currencies. Applied enters into currency forward exchange and option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. Gains and losses on these contracts are generally recognized in income at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on currency forward exchange and option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses were not material for the three months ended January 29, 2006 and January 28, 2007.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (Exchange Act), Applied management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of Applied’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Applied’s disclosure controls and procedures were effective as of the end of the period covered by this report in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Applied in such reports is accumulated and communicated to Applied’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

David Scharf

On July 31, 2001, David Scharf, an individual, filed a lawsuit against Applied in the United States District Court for the Central District of California, captioned David Scharf v. Applied Materials, Inc. (case no. 01-06580 AHM). The lawsuit alleges that Applied has infringed, has induced others to infringe, and has contributed to others’ infringement of, a patent concerning color synthesizing scanning electron microscope technology. Mr. Scharf seeks preliminary and permanent injunctions, a finding of willful infringement, damages (including treble damages), and costs. Applied has answered the complaint and counterclaimed for declaratory judgment of non-infringement and invalidity. On May 10, 2002, Mr. Scharf filed a request for re-examination of his patent with the Patent and Trademark Office (PTO). On June 26, 2002, the case was removed from the Court’s active docket after the parties stipulated to stay the case pending the results of that re-examination. On July 11, 2002, Applied filed its own request for re-examination of Mr. Scharf’s patent with the PTO. Applied’s request for re-examination was granted on September 19, 2002. On April 23, 2004, the PTO notified Applied that it intended to issue a re-examination certificate. On June 14, 2004, Applied filed a second request for re-examination of Mr. Scharf’s patent with the PTO. The second request was denied on September 1, 2004. On October 1, 2004, Applied filed a petition for reconsideration of that denial, which subsequently was denied. The lawsuit was returned to the active docket of the District Court for the Central District of California in January 2006. The parties have completed fact discovery and on February 22, 2007, the Court held a claim construction hearing. The Court has vacated all scheduled dates, including an April 3, 2007 trial date, which will be re-set following the Court’s order on claim construction. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

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

Jusung

On December 24, 2003, Applied filed a lawsuit against Jusung Engineering Co., Ltd. (Jusung Engineering) and Jusung Pacific Co., Ltd. (Jusung Pacific, referred to together with Jusung Engineering as Jusung) in Tao-Yuan District Court in Taiwan, captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. The lawsuit alleges that Jusung is infringing a patent related to chemical vapor deposition owned by Applied. In the lawsuit, Applied seeks a provisional injunction prohibiting Jusung from importing, using, manufacturing, servicing or selling in Taiwan certain flat panel display manufacturing equipment. On December 25, 2003, the Tao-Yuan District Court ruled in favor of Applied’s request for a provisional injunction and, on January 14, 2004, the Court issued a provisional injunction order against Jusung Pacific. Jusung Pacific appealed those decisions, and the decisions were affirmed on appeal. On January 30, 2004, Jusung Pacific requested permission to post a counterbond to have the Jusung Pacific injunction lifted. Jusung Pacific’s counterbond request was granted and, on March 30, 2004, the provisional injunction order was lifted. At Applied’s request, on December 11, 2004, the District Court issued a provisional injunction order against Jusung Engineering. Jusung Engineering appealed that order, and the order was affirmed on appeal. Jusung Engineering also requested permission to post a counterbond to have the Jusung Engineering injunction lifted. Jusung Engineering’s counterbond request was granted and on April 25, 2005, the provisional injunction order against Jusung Engineering was lifted. Applied has appealed both counterbond decisions. On June 30, 2004, Applied filed a “main action” patent infringement complaint against Jusung in the Hsinchu District Court in Taiwan, captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. (case no. 93 Zhong Zhi No. 3). In the lawsuit, Applied seeks damages and a permanent injunction for infringement of the same patent. The decisions regarding the provisional injunction and counterbond have no effect on the separate patent infringement lawsuit filed by Applied against Jusung in the Hsinchu Court. In August 2006, the Court set the litigation fee and the litigation security payment, and the main action is now proceeding on its merits. The Court held a second hearing in the main action on October 30, 2006. This same patent is the subject of an invalidity proceeding filed in the Taiwanese Patent and Trademark Office by Jusung Pacific in June 2004. Applied believes it has meritorious claims and intends to pursue them vigorously. On January 31, 2007, Applied received notice that Jusung filed a complaint of private prosecution in the Taipei District Court of Taiwan dated November 10, 2006, entitled Jusung Engineering Co., Ltd. v. M. Splinter, Y. Lin, C. Lai and J. Lin, which is related to the ongoing patent infringement lawsuits between Applied and Jusung. The complaint alleges that Applied’s outside counsel received from the court and used a copy of an expert report that Jusung had filed in the lawsuits and that Jusung had intended to remain confidential. Jusung named as defendants Applied’s Taiwan attorneys, as well as Michael R. Splinter, Applied’s President and Chief Executive Officer, as the statutory representative of Applied. Applied believes that this action is without merit.

On June 13, 2006, Applied filed an action in the Taiwanese Patent and Trademark Office challenging the validity of a patent owned by Jusung Engineering (Taiwanese Patent No. 249186) related to the severability of the transfer chamber. On June 20, 2006, Jusung Engineering filed a lawsuit against Applied and Applied’s subsidiary, AKT, in Hsinchu District Court in Taiwan, captioned Jusung Engineering, Co. Ltd. v. AKT America, Inc. and Applied Materials, Inc., alleging infringement of this patent. Jusung Engineering’s lawsuit seeks damages, costs and attorneys’ fees, but does not seek injunctive relief. A hearing before the Court was conducted on December 28, 2006. Applied believes that it has meritorious defenses that it intends to pursue vigorously.

Taiwan Fair Trade Commission

On April 10, 2004, the Taiwan Fair Trade Commission (TFTC) notified Applied’s subsidiary, AKT, in Taiwan that, pursuant to a complaint filed by Jusung, the TFTC had begun an investigation into whether AKT had violated the Taiwan Fair Trade Act. The investigation focused on whether AKT violated the Taiwan Guidelines for the Review of Cases Involving Enterprises Issuing Warning Letters for Infringement on Copyright, Trademark and Patent Rights by allegedly notifying customers about AKT’s patent rights and the infringement of those rights by Jusung. On June 15, 2004, the TFTC notified Applied that Applied also was the subject of the investigation. By letter dated April 15, 2005, the TFTC notified Applied and AKT that there was insufficient evidence to support a claim against either company. Jusung appealed the TFTC’s decision, and the appeals court affirmed the decision of the TFTC in favor of Applied on February 7, 2006. Jusung appealed the appeals court’s affirmation of the decision of the TFTC, in January 2007 the Taipei High Administrative Court dismissed Jusung’s appeal, and in February 2007, Jusung appealed the dismissal to the Supreme Administrative Court.

Silicon Services Consortium

On January 19, 2006, five companies that sell refurbished Applied tools (Silicon Services Consortium Inc., Semiconductor Support Services Co., OEM Surplus, Inc., Precision Technician Inc., and Semiconductor Equipment Specialist, Inc.) filed a lawsuit against Applied in the United States District Court for the Western District of

Texas, captioned Silicon Services Consortium, Inc., et al. v. Applied Materials, Inc. (case no. A06CA051 LY). The plaintiffs claim that a policy that Applied announced in January 2005 limiting the sale of certain parts to them constituted an unlawful attempt to monopolize the refurbishment business, an interference with existing contracts, and an interference with prospective business relationships. The suit seeks injunctive relief, damages, costs and attorneys’ fees. After Applied filed a motion to dismiss the original complaint, the plaintiffs filed an amended complaint alleging similar conduct. Applied filed a motion to dismiss the amended complaint on April 7, 2006, which the Court denied on February 16, 2007. Applied believes it has meritorious defenses and intends to pursue them vigorously. On January 17, 2007, Applied filed a counterclaim in this matter, asserting claims for patent infringement, trademark infringement, trademark dilution, unfair competition, and misuse and misappropriation of trade secrets against each of the five plaintiffs/counterdefendants. Applied seeks damages for the harm it has suffered as well as an injunction prohibiting any further violation of Applied’s intellectual property rights. Applied believes that it has meritorious claims and intends to pursue them vigorously.

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

The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Item 1A of the 2006 Form 10-K.

The industries that Applied serves are volatile and unpredictable.

As a supplier to the global semiconductor and semiconductor-related industries, Applied is subject to business cycles, the timing, length and volatility of which can be difficult to predict. The industries have historically been cyclical due to sudden changes in demand and manufacturing capacity, including capacity using the latest technology. The effect on Applied of these changes in demand, including end-customer demand, is occurring more rapidly. These changes have affected the timing and amounts of customers’ purchases and investments in technology, and continue to affect Applied’s orders, net sales, gross margin, contributed profit and results of operations.

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

The global industries in which Applied operates are characterized by ongoing changes, including: (1) changes in customers’ capacity requirements, capacity utilization and capital spending, which depend in part on the demand for customers’ products and their inventory levels relative to demand; (2) the importance of reducing the cost of system ownership, due in part to the increasing significance of consumer electronics as a driver for semiconductor and display demand and the related focus on lower prices; (3) varying levels of business information technology spending; (4) increasingly complex technology requirements, including a significant rise in the number and importance of new materials and the importance of expertise in chemical processes and device structure; (5) the growing types and varieties of semiconductors and expanding number of applications across multiple substrate sizes, resulting in customers’ divergent technical demands and different rates of spending on capital equipment; (6) customers’ varying adoption rates of new technology; (7) a rising percentage of business from customers in Asia and the emergence of customers, competitors and suppliers in new geographical regions; (8) demand for shorter cycle times for the development, manufacture and installation of manufacturing equipment; (9) the heightened importance to customers of system reliability and productivity, and the effect on demand for systems as a result of their increasing productivity, device yield and reliability; (10) differing rates of market growth for, and capital investments by, various semiconductor device makers, such as memory (including NAND flash and DRAM), logic, foundry, display and solar; (11) customers’ increasing use of partnerships, alliances, joint ventures and industry consortia, which has increased the influence of key integrated circuit manufacturers in technology decisions made by their global partners; (12) higher capital requirements for building and operating new semiconductor fabrication plants; (13) the increasing difficulty for customers to move from product design to volume manufacturing; (14) the challenge to semiconductor manufacturers of moving volume manufacturing from one technology node to the next smaller technology node and the resulting impact on the technology transition rate; (15) the increasing cost and reduced affordability of research and development due to many factors, including decreasing linewidths and the increasing number of materials, applications and process steps; (16) the industry growth rate; (17) the increasing importance of the availability of spare parts to assure maximum system uptime; (18) concern among United States governmental agencies regarding possible national commercial and/or security issues posed by the growing manufacturing business in Asia; and (19) the increasing importance of operating flexibility to enable different responses to different markets, customers and applications. The emerging solar market, which Applied recently entered, is also characterized by ongoing changes in demand for photovoltaic (PV) products arising from, among other things, fluctuations in the cost of fossil fuels and electric power, availability of government subsidies, the performance and reliability of PV technology, and the success of other renewable energy sources. If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the semiconductor and semiconductor-related industries, its business, financial condition and results of operations could be materially and adversely affected.

Applied must adapt its business and product offerings to respond to competition and rapid technological changes.

As Applied operates in a highly competitive environment, its future success depends on many factors, including the effective development, commercialization and customer acceptance of its nanomanufacturing technology equipment, service and related products. In addition, Applied must successfully execute its growth strategy, including enhancing market share in existing markets, expanding into related markets, and cultivating new markets and new business models, while constantly improving its operational performance. The development, introduction and support of a broadening set of products in more varied competitive environments have grown increasingly complex and expensive over time. Applied’s success is subject to many risks, including but not limited to its ability to timely, cost-effectively and successfully: (1) improve and develop new applications for existing products and increase market share in its existing markets; (2) develop, appropriately price, and achieve market acceptance of new products; (3) expand into or develop related and new markets for its nanomanufacturing technology; (4) anticipate and capitalize on opportunities in new markets, such as solar, and with new technologies; (5) supply a range of Applied and non-Applied equipment as part of its solar offerings; (6) appropriately allocate resources, including RD&E funding, among Applied’s products and between the development of new products and the improvement of existing products; (7) accurately forecast demand and meet production schedules for its products; (8) achieve cost efficiencies across product offerings; (9) adapt to technology changes in related markets, such as lithography; (10) develop, market and price similar products for use by customers in different applications and/or markets that may have varying technical requirements; (11) adapt to changes in value offered by companies in different parts of the supply chain; (12) qualify products for volume manufacturing with its customers; (13) implement changes in its design engineering methodology, including those that enable significant decreases in material costs and cycle time, greater commonality of platforms and types of parts used in different systems, and effective product life cycle management; (14) improve its manufacturing processes; and (15) deploy initiatives to transform Applied’s information technology systems and enhance business processes, including transitioning to a single-vendor enterprise resource planning (ERP) software system. Furthermore, new or improved products may involve higher costs and reduced efficiencies compared to Applied’s more established products and could adversely affect Applied’s gross margins. Also, entry into new markets entails additional challenges, including those arising from changes in Applied’s customer and/or supplier base. In addition, Applied must regularly reassess the size, capability and location of its global infrastructure and timely make appropriate changes in its real estate and facilities portfolio. If Applied does not successfully manage these challenges, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to the risks of operating a global business.

In the first quarter of fiscal 2007, approximately 80 percent of Applied’s net sales were to customers in regions outside the United States. Certain of Applied’s RD&E and manufacturing facilities, as well as suppliers to Applied, are also located outside the United States. Managing Applied’s global operations presents challenges, including but not limited to those arising from: (1) varying regional and geopolitical business conditions and demands; (2) global trade issues; (3) variations in protection of intellectual property and other legal rights in different countries; (4) fluctuating raw material and energy costs; (5) variations in the ability to develop relationships with suppliers and other local businesses; (6) changes in laws and regulations of the United States (including export restrictions) and other countries, as well as their interpretation and application; (7) fluctuations in interest rates and currency exchange rates; (8) the need to provide sufficient levels of technical support in different locations; (9) political instability, natural disasters (such as earthquakes, floods or storms), pandemics, terrorism or acts of war where Applied has operations, suppliers or sales; (10) cultural differences; (11) special customer- or government-supported efforts to promote the development and growth of local competitors; and (12) shipping costs and/or delays. Many of these challenges are present in China, which is experiencing significant growth of both suppliers and prospective competitors to Applied, and which Applied believes presents a large potential market for its products and opportunity for growth over the long term. These challenges, as well as global uncertainties with respect to economic growth rates in various countries, consumer confidence, the sustainability, timing, rate and amount of demand for electronics products and integrated circuits, capital and operational spending by semiconductor and display manufacturers, and price trends for certain semiconductor devices and flat panel displays, may materially and adversely affect Applied’s business, financial condition and results of operations.

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

Applied’s business depends on its ability to supply equipment, services and related products that meet the rapidly changing requirements of its customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers. Some key parts may be subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers in developing regions, including China. In addition, Applied has implemented several key operational initiatives intended to improve manufacturing efficiency, including integrate-to-order, module-final-test and merge-in-transit programs. Applied has also begun a multi-year, company-wide program to transform certain business processes that includes transitioning to a single-vendor enterprise resource planning (ERP) software system to perform various functions, such as order management and manufacturing control. Significant interruptions of manufacturing operations or the delivery of services as a result of: (1) the failure or inability of suppliers to timely deliver quality parts; (2) volatility in the availability and cost of materials; (3) difficulties or delays in obtaining required export approvals; (4) information technology or infrastructure failures; (5) difficulties and costs related to planning or effecting business process changes and implementing a new ERP system; (6) natural disasters (such as earthquakes, floods or storms); or (7) other causes (such as regional economic downturns, pandemics, political instability, terrorism or acts of war), could result in delayed deliveries, manufacturing inefficiencies, increased costs or order cancellations. Moreover, if actual demand for Applied’s products is different than expected, Applied may purchase more/fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. Any or all of these factors could materially and adversely affect Applied’s business, financial condition and results of operations.

The failure to successfully implement and conduct offshoring and outsourcing activities could adversely affect results of operations.

To better align costs with market conditions, increase its presence in growing markets, improve its tax structure, and enhance productivity and operational efficiency, Applied conducts engineering, software development and other operations in regions outside the United States, particularly India and China, and outsources certain functions to third parties, including companies in the United States, India, China and other countries. Outsourced functions include engineering, manufacturing, customer support, software development and administrative activities. The expanding role of third party providers has required changes to Applied’s existing operations and the adoption of new procedures and processes for retaining and managing these providers in order to protect its intellectual property. If Applied does not effectively develop and implement its offshoring and outsourcing strategies, if required export and other governmental approvals are not timely obtained, or if Applied’s third party providers do not perform as anticipated, Applied may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs, manufacturing interruptions or delays, loss of its intellectual property rights, quality issues, increased product time-to-market and/or inefficient allocation of human resources, any or all of which could materially and adversely affect Applied’s business, financial condition and results of operations.

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

Applied’s success and competitiveness depend in large part on its ability to attract, retain and motivate key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, changes in Applied’s management or leadership, competitors’ hiring practices, and the effectiveness of Applied’s compensation programs, including its equity-based programs. Applied regularly evaluates its overall compensation program and makes adjustments, as appropriate, to enhance its competitiveness, such as instituting broad-based grants of restricted stock units. If Applied does not successfully attract, retain and motivate key employees, Applied’s ability to capitalize on its opportunities and its operating results may be materially and adversely affected.

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

Applied did not repurchase any shares of its common stock during the first quarter of fiscal 2007. On January 24, 2007, Applied settled a price adjustment of $132 million in connection with the accelerated stock buyback agreements with Goldman, Sachs & Co. entered into in the fourth quarter of fiscal 2007. On September 15, 2006, the Board of Directors approved a new stock repurchase program for up to $5.0 billion in repurchases over the next three years, ending September 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit
No	Description

10.43	Separation Agreement and Release between Applied Materials, Inc. and Nancy H. Handel dated December 15, 2006.
10.44	$1,000,000,000 Credit Agreement dated as of January 26, 2007 among Applied Materials, Inc., as borrower, several lenders named therein and Citicorp USA, Inc., as agent for the lenders. (Confidential treatment has been requested for redacted portions of the agreement.)*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Ratio of Earnings to Fixed Charges

*	Certain schedules and exhibits to this agreement, as set forth in the Table of Contents of the agreement, have been omitted. Applied Materials, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ GEORGE S. DAVIS
George S. Davis
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

February 28, 2007

By:	/s/ YVONNE WEATHERFORD
Yvonne Weatherford
Corporate Vice President,
Corporate Controller
(Principal Accounting Officer)

February 28, 2007