Form 10-Q
period 2007-04-29
APPLIED MATERIALS INC /DE
filed 2007-05-30
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2007
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

(Registrant’s telephone number, including area code)
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

Number of shares outstanding of the issuer’s common stock as of April 29, 2007: 1,381,967,470

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
Item 6. Exhibits
EXHIBIT 10.45
EXHIBIT 10.46
EXHIBIT 10.47
EXHIBIT 10.48
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 99.1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	April 30,	April 29,	April 30,	April 29,
	2006	2007	2006	2007
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$2,247,686	$2,529,561	$4,105,278	$4,806,828
Cost of products sold	1,203,061	1,392,951	2,222,954	2,607,680

Gross margin	1,044,625	1,136,610	1,882,324	2,199,148
Operating expenses:
Research, development and engineering	275,883	291,044	548,760	578,611
Marketing and selling	97,706	112,107	198,479	219,019
General and administrative	111,543	119,391	216,806	241,202
Restructuring and asset impairments	(1,578)	25,044	213,269	21,766

Income from operations	561,071	589,024	705,010	1,138,550
Pre-tax loss of equity method investment	—	5,924	—	9,861
Interest expense	9,235	8,845	17,940	19,313
Interest income	48,630	34,022	97,321	64,125

Income before income taxes	600,466	608,277	784,391	1,173,501
Provision for income taxes	187,652	196,833	228,797	358,581

Net income	$412,814	$411,444	$555,594	$814,920

Earnings per share:
Basic	$0.26	$0.30	$0.35	$0.59
Diluted	$0.26	$0.29	$0.35	$0.58
Weighted average number of shares:
Basic	1,576,548	1,391,076	1,585,577	1,392,477
Diluted	1,586,404	1,407,255	1,596,247	1,408,224

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS*

	October 29,	April 29,
	2006	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$861,463	$932,044
Short-term investments	1,035,875	1,085,749
Accounts receivable, net	2,026,199	2,121,817
Inventories	1,406,777	1,470,601
Deferred income taxes	455,473	473,288
Assets held for sale	37,211	22,980
Other current assets	258,021	252,513

Total current assets	6,081,019	6,358,992
Long-term investments	1,314,861	1,349,681
Property, plant and equipment	2,753,883	2,730,540
Less: accumulated depreciation and amortization	(1,729,589)	(1,700,379)

Net property, plant and equipment	1,024,294	1,030,161
Goodwill, net	572,558	652,723
Purchased technology and other intangible assets, net	201,066	232,105
Equity-method investment	144,431	134,570
Deferred income taxes and other assets	142,608	137,991

Total assets	$9,480,837	$9,896,223

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$202,535	$202,535
Accounts payable and accrued expenses	2,023,651	2,037,169
Income taxes payable	209,859	218,350

Total current liabilities	2,436,045	2,458,054
Long-term debt	204,708	204,341
Other liabilities	188,684	196,088

Total liabilities	2,829,437	2,858,483

Stockholders’ equity:
Common stock	13,917	13,820
Additional paid-in capital	3,678,202	3,876,262
Retained earnings	9,472,303	10,134,422
Treasury stock	(6,494,012)	(6,975,290)
Accumulated other comprehensive loss	(19,010)	(11,474)

Total stockholders’ equity	6,651,400	7,037,740

Total liabilities and stockholders’ equity	$9,480,837	$9,896,223

*	Amounts as of April 29, 2007 are unaudited. Amounts as of October 29, 2006 are derived from the October 29, 2006 audited consolidated financial statements. See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	April 30,	April 29,
	2006	2007
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$555,594	$814,920
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	135,514	123,978
Loss on fixed asset retirements	16,277	12,476
Restructuring and asset impairments	213,269	21,766
Deferred income taxes	(125,133)	(7,553)
Excess tax benefits from equity-based compensation plans	(18,699)	(3,243)
Acquired in-process research and development expense	—	4,900
Net recognized loss on investments	16,231	3,129
Pretax loss of equity-method investment	—	9,861
Equity-based compensation	107,032	82,823
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	(331,223)	(71,064)
Inventories	(49,279)	(62,442)
Other current assets	3,470	2,969
Other assets	1,160	(3,483)
Accounts payable and accrued expenses	248,188	(36,546)
Income taxes payable	169,610	(3,725)
Other liabilities	(11,088)	5,565

Cash provided by operating activities	930,923	894,331

Cash flows from investing activities:
Capital expenditures	(80,552)	(131,266)
Cash paid for acquisition, net of cash acquired	(19,893)	(127,677)
Proceeds from disposition of assets held for sale	—	17,727
Proceeds from sales and maturities of investments	2,566,626	1,400,576
Purchases of investments	(2,067,722)	(1,484,869)

Cash provided by (used for) investing activities	398,459	(325,509)

Cash flows from financing activities:
Short-term debt repayments	(5,437)	(302)
Proceeds from common stock issuances	161,820	169,884
Common stock repurchases	(1,022,269)	(532,015)
Excess tax benefits from equity-based compensation plans	18,699	3,243
Payment of dividends to stockholders	(95,861)	(139,489)

Cash used for financing activities	(943,048)	(498,679)

Effect of exchange rate changes on cash	4	438

Increase in cash and cash equivalents	386,338	70,581
Cash and cash equivalents — beginning of period	990,342	861,463

Cash and cash equivalents — end of period	$1,376,680	$932,044

Supplemental cash flow information:
Cash payments for income taxes	$188,461	$365,012
Cash payments for interest	$14,169	$14,049

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1	Basis of Presentation and Equity-Based Compensation

Basis of Presentation

In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 29, 2006 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Form 10-K for the fiscal year ended October 29, 2006 (2006 Form 10-K). Applied’s results of operations for the three and six months ended April 29, 2007 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (United States) requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

In fiscal 2007, Applied Materials changed its presentation of accretion of discounts and amortization of premiums on its investment portfolio and gains and losses on sales of investments in the Consolidated Condensed Statements of Cash Flows. This revision did not result in material changes to operating cash flows in the accompanying Consolidated Condensed Statements of Cash Flows. The accompanying consolidated condensed financial statements for fiscal 2006 have been conformed to the fiscal 2007 presentation.

Sales and Value Added Taxes

Taxes collected from customers and remitted to governmental authorities are presented on a net basis in the accompanying Consolidated Condensed Statements of Operations.

Equity-Based Compensation

Applied has adopted stock plans that provide for grants to employees of equity-based awards, including stock options, restricted stock and restricted stock units (also referred to as “performance shares” under the Applied Materials, Inc. Employee Stock Incentive Plan). In addition, the Employee Stock Incentive Plan provides for the automatic grant of restricted stock units to non-employee directors and permits the grant of equity-based awards to consultants. Applied also has two Employee Stock Purchase Plans (ESPP) for United States and international employees, respectively, which enable employees to purchase Applied common stock.

During the three months ended April 30, 2006 and April 29, 2007, Applied recognized equity-based compensation expense related to stock options, ESPP, restricted stock units and restricted stock of $55 million and $48 million, respectively. During both the three months ended April 30, 2006 and April 29, 2007, Applied recognized income tax benefits related to equity-based compensation of $14 million. During the first six months of fiscal 2006, Applied recognized total equity-based compensation expense of $107 million and a tax benefit of $27 million. During the first six months of fiscal 2007, Applied recognized total equity-based compensation expense of $83 million and a tax benefit of $23 million. The equity-based compensation expense related to restricted stock units and restricted stock for the three months ended April 30, 2006 and April 29, 2007 was $6 million and $26 million, respectively, and for the six months ended April 30, 2006 and April 29, 2007 was $10 million and $46 million, respectively. The estimated fair value of Applied’s equity-based awards, less expected forfeitures, is amortized over the awards’ service period on a straight-line basis.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

	Three Months Ended		Six Months Ended
	April 30,	April 29,	April 30,	April 29,
	2006	2007	2006	2007

Stock Options:
Dividend yield	0.71%	1.09%	0.65%	1.12%
Expected volatility	37%	30%	37%	31%
Risk-free interest rate	4.6%	4.4%	4.4%	4.7%
Expected life (in years)	3.8	3.9	3.8	3.9

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, Applied annually reviews historical employee exercise behavior with respect to option grants with similar vesting periods. The weighted average grant date fair value of options granted during the three months ended April 30, 2006 and April 29, 2007 was $6.09 and $5.01, respectively, and during the six months ended April 30, 2006 and April 29, 2007 was $6.01 and $5.11, respectively.

Employee Stock Purchase Plans

Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied stock at the beginning of the applicable offering period or at the end of each applicable purchase period. Based on the Black-Scholes option pricing model, the weighted average estimated fair value of purchase rights under the ESPP was $5.31 and $4.80 for the three months ended April 30, 2006 and April 29, 2007, respectively, and was $5.36 and $4.80 for the six months ended April 30, 2006 and April 29, 2007, respectively. The number of shares issued under the ESPP during the three months ended April 30, 2006 and April 29, 2007, was 1,992,000 and 2,160,000, respectively. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Three Months Ended		Six Months Ended
	April 30,	April 29,	April 30,	April 29,
	2006	2007	2006	2007

ESPP:
Dividend yield	0.05%	1.18%	0.04%	1.19%
Expected volatility	32%	29%	32%	29%
Risk-free interest rate	3.23%	4.94%	3.17%	4.94%
Expected life (in years)	1.25	1.25	1.25	1.25

Restricted Stock Units and Restricted Stock

Restricted stock units are converted into shares of Applied common stock upon vesting on a one-for-one basis. Restricted stock units vest over a minimum of three years and typically vest over three to four years. Vesting of restricted stock units usually is subject to the employee’s continued service with Applied. The compensation expense related to these awards is determined using the fair value of Applied common stock on the date of the grant.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

Basic earnings per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, restricted stock units, ESPP shares and amounts due under the agreements associated with the accelerated stock buyback program) outstanding during the period. Applied’s net income has not been adjusted for any period presented for purposes of computing basic or diluted earnings per share.

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price greater than the average fair market value of Applied common stock for the period, as the effect would be anti-dilutive. Accordingly, options to purchase 133,538,000 and 80,945,000 shares of common stock for the three months ended April 30, 2006 and April 29, 2007, respectively, and 135,064,000 and 82,408,000 shares of common stock for the six months ended April 30, 2006 and April 29, 2007, respectively, were excluded from the computation.

Note 3	Accounts Receivable, Net

Applied has agreements with various financial institutions to sell accounts receivable from selected customers. Applied also discounts letters of credit through various financial institutions. Under these agreements, Applied sold accounts receivable and discounted letters of credit in the amounts of $40 million and $38 million for the three months ended April 30, 2006 and April 29, 2007, respectively, and $91 million and $275 million for the six months ended April 30, 2006 and April 29, 2007, respectively. Financing charges on the sale of receivables are included in general and administrative expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented. As of April 29, 2007, $3 million of sold accounts receivable remained outstanding under these agreements. A portion of these sold accounts receivable is subject to certain recourse provisions. As of April 29, 2007, Applied has not experienced any losses under these recourse provisions.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 4	Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. Components of inventories were as follows:

	October 29,	April 29,
	2006	2007
	(In thousands)

Customer service spares	$466,414	$502,816
Raw materials	236,913	228,476
Work-in-process	272,654	339,545
Finished goods	430,796	399,764

	$1,406,777	$1,470,601

Included in finished goods inventory is $174 million at October 29, 2006 and $179 million at April 29, 2007 of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria, as set forth in Note 1 of Notes to the Consolidated Financial Statements in the 2006 Annual Report on Form 10-K.

Note 5	Goodwill, Purchased Technology and Other Intangible Assets

Details of unamortized intangible assets were as follows:

	October 29, 2006			April 29, 2007
		Other			Other
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
	(In thousands)

Gross carrying amount	$618,428	$17,860	$636,288	$698,593	$17,860	$716,453
Accumulated amortization	(45,870)	—	(45,870)	(45,870)	—	(45,870)

	$572,558	$17,860	$590,418	$652,723	$17,860	$670,583

Goodwill and unamortized intangible assets are not amortized but are subject to annual reviews for impairment, which Applied performs during the fourth quarter of each fiscal year. Applied conducted these impairment tests in the fourth quarter of fiscal 2006, and the results of these tests indicated that Applied’s goodwill and unamortized intangible assets were not impaired. Goodwill and unamortized intangible assets are also subject to review for impairment when circumstances or events occur throughout the year that indicate that the assets may be impaired. From October 29, 2006 to April 29, 2007, the change in goodwill was $80 million, primarily due to the acquisition of certain net assets of Brooks Automation, Inc. consisting of its software division (Brooks Software), which was completed in the second quarter of fiscal 2007. Other intangible assets that are not subject to amortization consist primarily of a trade name. As of April 29, 2007, goodwill by reportable segment was: Silicon, $224 million; Fab Solutions, $175 million; Display, $116 million; and Adjacent Technologies, $138 million. For additional details, see Note 12.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Details of amortized intangible assets were as follows:

	October 29, 2006			April 29, 2007
		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total
			(In thousands)

Gross carrying amount	$469,226	$75,617	$544,843	$491,677	$102,517	$594,194
Accumulated amortization	(327,335)	(34,302)	(361,637)	(345,061)	(34,888)	(379,949)

	$141,891	$41,315	$183,206	$146,616	$67,629	$214,245

Purchased technology and other intangible assets are amortized over their estimated useful lives of 2 to 15 years using the straight-line method. From October 29, 2006 to April 29, 2007, the change in gross carrying amount of the amortized intangible assets was $49 million, primarily due to the acquisition of Brooks Software (see Note 12). Aggregate amortization expense was $6 million and $9 million for the three months ended April 30, 2006 and April 29, 2007, and $14 million and $18 million for the six months ended April 30, 2006, and April 29, 2007, respectively. As of April 29, 2007, future estimated amortization expense is expected to be $19 million for the remainder of fiscal 2007, $36 million for fiscal 2008, $34 million for fiscal 2009, $30 million for fiscal 2010, $27 million for fiscal 2011, and $68 million thereafter. As of April 29, 2007, amortized intangible assets by reportable segment were: Silicon, $19 million; Fab Solutions, $63 million; Display, $55 million; and Adjacent Technologies, $77 million.

Note 6	Accounts Payable, Accrued Expenses, Guarantees and Contingencies

Accounts Payable and Accrued Expenses

Components of accounts payable and accrued expenses were as follows:

	October 29,	April 29,
	2006	2007
	(In thousands)

Accounts payable	$475,479	$491,776
Deferred revenue	369,875	393,876
Compensation and employee benefits	439,333	373,749
Installation and warranty	215,578	232,546
Customer deposits	97,495	112,286
Dividends payable	69,600	82,918
Other accrued taxes	84,957	71,822
Restructuring reserve	24,731	36,618
Other	246,603	241,578

	$2,023,651	$2,037,169

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Changes in the warranty reserves during the three and six months ended April 30, 2006 and April 29, 2007 were as follows:

	Three Months Ended		Six Months Ended
	April 30,	April 29,	April 30,	April 29,
	2006	2007	2006	2007
	(In thousands)

Beginning balance	$140,786	$177,393	$136,613	$174,605
Provisions for warranty	55,874	46,316	107,717	93,117
Consumption of reserves	(46,199)	(42,536)	(93,869)	(86,549)

Ending balance	$150,461	$181,173	$150,461	$181,173

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

Guarantees

During the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of April 29, 2007, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was $104 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Applied also has agreements with various global banks to facilitate subsidiary banking operations world-wide, including overdraft arrangements, bank guarantees and letters of credit. As of April 29, 2007, Applied Materials, Inc. has provided parent guarantees to banks for approximately $85 million to cover these arrangements.

Legal matters

David Scharf

On July 31, 2001, David Scharf, an individual, filed a lawsuit against Applied in the United States District Court for the Central District of California, captioned David Scharf v. Applied Materials, Inc. The lawsuit alleges that Applied has infringed, has induced others to infringe, and has contributed to others’ infringement of, a patent concerning color synthesizing scanning electron microscope technology. Mr. Scharf seeks preliminary and permanent injunctions, a finding of willful infringement, damages (including treble damages), and costs. Applied has answered the complaint and counterclaimed for declaratory judgment of non-infringement and invalidity. On May 10, 2002, Mr. Scharf filed a request for re-examination of his patent with the Patent and Trademark Office (PTO). On June 26, 2002, the case was removed from the Court’s active docket after the parties stipulated to stay the case pending the results of that re-examination. On July 11, 2002, Applied filed its own request for re-examination of Mr. Scharf’s patent with the PTO. Applied’s request for re-examination was granted on September 19, 2002. On April 23, 2004, the PTO notified Applied that it intended to issue a re-examination certificate. On June 14, 2004, Applied filed a second request for re-examination of Mr. Scharf’s patent with the PTO. The second request was denied on September 1, 2004. On October 1, 2004, Applied filed a petition for reconsideration of that denial, which subsequently was denied. The lawsuit was returned to the active docket of the District Court for the Central District of California in January 2006. The parties have completed fact discovery, and on February 22, 2007, the Court held

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

a claim construction hearing. The Court has set a trial date to begin on July 17, 2007. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

Linear Technology

On March 12, 2002, Linear Technology Corp. (LTC) filed a complaint against Applied in the Superior Court for the County of Santa Clara, captioned Linear Technology Corp. v. Applied Materials, Inc., Novellus Systems, Inc. and Tokyo Electron Ltd., alleging claims for breach of contract, fraud and deceit, negligent misrepresentation, suppression of fact, unfair competition, breach of warranty, express contractual indemnity, implied equitable indemnity and declaratory relief. The complaint alleged, among other things, that Applied is obligated to indemnify and defend LTC for certain claims in an underlying patent infringement lawsuit brought by Texas Instruments, Inc. (TI) against LTC. On November 12, 2002, LTC filed an amended complaint asserting essentially the same claims as in the original complaint, but adding an additional assertion that LTC and TI have settled their litigation. Applied’s motion to dismiss the amended complaint was granted in part. LTC filed Second and Third Amended Complaints, each of which was dismissed upon Applied’s motion. On February 13, 2004, LTC filed a Fourth Amended Complaint, which Applied moved to dismiss. LTC then filed a motion to amend its Fourth Amended Complaint, which the Court granted. On July 7, 2004, LTC filed a Fifth Amended Complaint. On October 5, 2004, Applied’s motion to dismiss LTC’s Fifth Amended Complaint was granted with prejudice. On January 11, 2005, LTC filed a notice of appeal of the dismissal of its complaint, and oral argument of the LTC appeal was heard by the California Sixth District Court of Appeal on April 19, 2007. No decision has been received. Applied believes it has meritorious defenses and intends to pursue them vigorously.

Jusung

On December 24, 2003, Applied filed a lawsuit against Jusung Engineering Co., Ltd. (Jusung Engineering) and Jusung Pacific Co., Ltd. (Jusung Pacific, referred to together with Jusung Engineering as Jusung) in Tao-Yuan District Court in Taiwan, captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. The lawsuit alleges that Jusung is infringing a patent related to chemical vapor deposition owned by Applied (the CVD patent). In the lawsuit, Applied seeks a provisional injunction prohibiting Jusung from importing, using, manufacturing, servicing or selling in Taiwan certain liquid crystal display (LCD) manufacturing equipment. On December 25, 2003, the Tao-Yuan District Court ruled in favor of Applied’s request for a provisional injunction, and on January 14, 2004, the Court issued a provisional injunction order against Jusung Pacific. Jusung Pacific appealed those decisions, and the decisions were affirmed on appeal. On January 30, 2004, Jusung Pacific requested permission to post a counterbond to have the Jusung Pacific injunction lifted. Jusung Pacific’s counterbond request was granted, and on March 30, 2004, the provisional injunction order was lifted. At Applied’s request, on December 11, 2004, the District Court issued a provisional injunction order against Jusung Engineering. Jusung Engineering appealed that order, and the order was affirmed on appeal. Jusung Engineering also requested permission to post a counterbond to have the Jusung Engineering injunction lifted. Jusung Engineering’s counterbond request was granted, and on April 25, 2005, the provisional injunction order against Jusung Engineering was lifted. Applied has appealed both counterbond decisions. On June 30, 2004, Applied filed a “main action” patent infringement complaint against Jusung in the Hsinchu District Court in Taiwan, captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. In the lawsuit, Applied seeks damages and a permanent injunction for infringement of the CVD patent. The decisions regarding the provisional injunction and counterbond have no effect on the separate patent infringement lawsuit filed by Applied against Jusung in the Hsinchu Court. In August 2006, the Court set the litigation fee and the litigation security payment, and the main action is now proceeding on its merits. Applied’s CVD patent also is the subject of an invalidity proceeding filed in the Taiwanese Patent and Trademark Office by Jusung Pacific in June 2004. Applied believes it has meritorious claims and intends to pursue them vigorously.

On June 13, 2006, Applied filed an action in the Taiwanese Patent and Trademark Office challenging the validity of a patent owned by Jusung Engineering related to severability of the transfer chamber for a cluster system. On June 20, 2006, Jusung Engineering filed a lawsuit in Hsinchu District Court in Taiwan, captioned

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Jusung Engineering, Co. Ltd. v. AKT America, Inc. and Applied Materials, Inc., alleging infringement of this patent. Jusung Engineering’s lawsuit seeks damages, costs and attorneys’ fees, but does not seek injunctive relief. Applied believes that it has meritorious defenses that it intends to pursue vigorously.

On January 31, 2007, Applied received notice that Jusung filed a complaint of private prosecution in the Taipei District Court of Taiwan dated November 10, 2006, entitled Jusung Engineering Co., Ltd. v. M. Splinter, Y. Lin, C. Lai and J. Lin. The complaint alleges that Applied’s outside counsel received from the Court and used a copy of an expert report that Jusung had filed in the ongoing patent infringement lawsuits and that Jusung had intended to remain confidential. Jusung named as defendants Applied’s Taiwan attorneys, as well as Michael R. Splinter, Applied’s President and Chief Executive Officer, as the statutory representative of Applied. Applied received notice on May 2, 2007 that the Taipei District Court has dismissed Jusung’s private prosecution complaint. Jusung has filed a notice of appeal of the District Court’s decision. Applied believes that Jusung’s action is without merit.

On April 3, 2007, Jusung filed a complaint against Applied’s subsidiary, AKT America, Inc. (AKT America), and one of its suppliers, in Seoul Central District Court in Seoul, Korea, captioned Jusung Engineering, Co. Ltd. v. AKT America, Inc. The complaint alleges infringement of a Jusung patent involving the showerhead assembly of PECVD equipment for LCDs and seeks injunctive relief. Applied believes that it has meritorious defenses that it intends to pursue vigorously.

Taiwan Fair Trade Commission

On April 10, 2004, the Taiwan Fair Trade Commission (TFTC) notified AKT America that, following a complaint filed by Jusung, the TFTC had begun an investigation into whether AKT America had violated the Taiwan Fair Trade Act. The investigation focused on whether AKT America violated the Taiwan Guidelines for the Review of Cases Involving Enterprises Issuing Warning Letters for Infringement on Copyright, Trademark and Patent Rights by allegedly notifying customers about its patent rights and the infringement of those rights by Jusung. On June 15, 2004, the TFTC notified Applied that Applied also was a subject of the investigation. The TFTC subsequently notified Applied and AKT America that there was insufficient evidence to support a claim against either company. Jusung appealed the TFTC’s decision, and the appeals court affirmed the decision of the TFTC. Jusung appealed the appeals court’s affirmation of the decision of the TFTC, and in January 2007, the Taipei High Administrative Court dismissed Jusung’s appeal. In February 2007, Jusung appealed the dismissal to the Supreme Administrative Court of Taiwan. Applied believes that Jusung’s complaint is without merit.

Silicon Services Consortium

On January 19, 2006, five companies that sell refurbished Applied tools (Silicon Services Consortium Inc., Semiconductor Support Services Co., OEM Surplus, Inc., Precision Technician Inc., and Semiconductor Equipment Specialist, Inc.) filed a lawsuit against Applied in the United States District Court for the Western District of Texas, captioned Silicon Services Consortium, Inc., et al. v. Applied Materials, Inc. The plaintiffs claim that a policy that Applied announced in January 2005 limiting the sale of certain parts to them constituted an unlawful attempt to monopolize the refurbishment business, an interference with existing contracts, and an interference with prospective business relationships. The suit seeks injunctive relief, damages, costs and attorneys’ fees. After Applied filed a motion to dismiss the original complaint, the plaintiffs filed an amended complaint alleging similar conduct. Applied filed a motion to dismiss the amended complaint on April 7, 2006, which the Court denied on February 16, 2007. Applied believes it has meritorious defenses and intends to pursue them vigorously. On January 17, 2007, Applied filed a counterclaim in this matter, asserting claims for patent infringement, trademark infringement, trademark dilution, unfair competition, and misuse and misappropriation of trade secrets against each of the five plaintiffs/counterdefendants. Applied seeks damages for the harm it has suffered, as well as an injunction prohibiting any further violation of Applied’s intellectual property rights. Applied believes that it has meritorious claims and intends to pursue them vigorously. The Court has indicated that it expects to set a date for a Markman hearing in October 2007 and for a trial in November 2008.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Applied does not believe that the outcome of any of the above matters will have a material adverse effect on its financial position or results of operations.

Applied is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Applied from time to time is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, product performance, product liability, unfair competition, employment and other matters. In addition, Applied on occasion receives notification from customers who believe that Applied owes them indemnification or other obligations related to infringement claims made against the customers by third parties. Applied evaluates, among other factors, the degree of probability of an unfavorable outcome and reasonably estimates the amount of the loss. Significant judgment is required both in the determination of probability and as to whether an exposure can be reasonably estimated. When Applied determines that a loss is probable and the amount of the loss is reasonably estimable, the effect is recorded in the consolidated financial statements. Significant changes in legal proceedings and claims, or the factors considered in the evaluation of those matters, could have a material adverse effect on Applied’s business, financial condition and results of operations.

Note 7	Restructuring and Asset Impairments

On February 9, 2007, the Board of Directors of Applied approved a plan (the Plan) to cease future development of beamline implant products for semiconductor manufacturing and close the operations of the Applied Implant Technologies (Implant) group based in Horsham, England. Under the Plan, Applied expects its research and development and manufacturing operations in Horsham to close by the end of December 2007. The total cost of implementing the Plan is expected to be in the range of $95 million to $110 million, which will be reported in the Consolidated Condensed Statements of Operations under cost of products sold and operating expenses (including restructuring and asset impairment charges). The majority of the cash outlays in connection with the Plan are anticipated to occur in fiscal 2007. The Implant group operates in the Silicon segment and the results of its operations are not material to the segment’s financial position or results of operations.

Costs under the Plan during the second quarter of fiscal 2007 consisted primarily of inventory-related charges reported as cost of products sold of $50 million and restructuring and asset impairment charges of $25 million. During the second quarter of 2007, Applied recorded restructuring charges of $17 million, consisting primarily of employee termination costs to reduce its workforce by approximately 180 positions. The majority of the affected employees are based in Horsham, England, and represent multiple functions. Asset impairment charges include $8 million of fixed asset write-offs.

Changes in restructuring reserves related to ceasing development of beamline products for the three months ended April 29, 2007 were as follows:

	Severance	Facilities	Total
		(In thousands)

Provision for restructuring reserves	$16,685	$74	$16,759
Consumption of reserves	—	(47)	(47)
Foreign currency changes	340	2	342

Balance, April 29, 2007	$17,025	$29	$17,054

During the first quarter of fiscal 2006, Applied’s Board of Directors approved a plan to disinvest a portion of Applied’s real estate and facilities portfolio (the Disinvestment Plan). Properties with an estimated fair value of $56 million were reported as assets held-for-sale and reclassified from property, plant and equipment on the Consolidated Condensed Balance Sheet. Applied recorded an asset impairment charge of $124 million during the first quarter of fiscal 2006 to write-down the following properties to estimated fair value: facilities in Narita, Japan; Chunan, Korea; Hillsboro, Oregon; and Danvers, Massachusetts; and 26 acres of unimproved land in Hillsboro,

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Oregon. During fiscal 2006, Applied sold the Danvers, Massachusetts facility for net proceeds of $16 million and recognized a gain of $4 million; recorded additional impairment charges on the Narita and Chunan facilities of $6 million; and recorded a restructuring charge of $4 million related to environmental contamination of the Narita site. During the first quarter of fiscal 2007, Applied sold the Hillsboro, Oregon facility for net proceeds of $9 million and recognized a gain of $3 million. During the second quarter of fiscal 2007, Applied sold the Chunan facility for net proceeds of $8 million and recognized a slight gain. Applied continues to actively market the remaining properties.

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

For the six months ended April 29, 2007, changes in restructuring reserves for facilities realignment programs initiated in 2003 and 2004 were as follows:

(In thousands)

Balance, October 29, 2006	$24,731
Consumption of reserves	(3,032)

Balance, January 28, 2007	21,699

Consumption of reserves	(1,849)
Adjustments to reserves	(227)
Foreign currency changes	(59)

Balance, April 29, 2007	$19,564

Note 8	Derivative Financial Instruments

Applied’s derivative financial instruments, consisting of currency forward exchange and option contracts, are recorded at fair value on the Consolidated Condensed Balance Sheet, either in other current assets or accounts payable and accrued expenses. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment, as well as the ineffective portion of any hedges, are recognized in the consolidated results of operations. The effective portion of the gain/(loss) is reported as a component of accumulated other comprehensive income in stockholders’ equity, and is reclassified into results of operations when the hedged transaction affects income/(loss). All amounts included in accumulated other comprehensive income as of April 29, 2007 will generally be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness, and are recognized in cost of products sold or expensed. The change in option and forward time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain/(loss) on the associated financial instrument in general and administrative expenses. The amounts recognized due to the anticipated transactions failing to occur or ineffective hedges were not material for all periods presented.

Accumulated other comprehensive income related to derivative activities for the three and six months ended April 29, 2007 decreased by $4 million and $2 million, respectively, due to a net decrease in the intrinsic value of derivatives.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 9	Stockholders’ Equity

Comprehensive Income

Components of comprehensive income, on an after-tax basis where applicable, were as follows:

	Three Months Ended		Six Months Ended
	April 30,	April 29,	April 30,	April 29,
	2006	2007	2006	2007
	(In thousands)

Net income	$412,814	$411,444	$555,594	$814,920
Change in unrealized net loss on investments	(15,304)	5,615	(10,337)	2,230
Change in unrealized net loss on derivative instruments qualifying as cash flow hedges	(3,408)	(3,593)	(7,954)	(2,389)
Foreign currency translation adjustments	(2,882)	1,800	(2,070)	7,695
Change in minimum pension liability	—	—	(7,069)	—

Comprehensive income	$391,220	$415,266	$528,164	$822,456

Components of accumulated other comprehensive loss, on an after-tax basis where applicable, were as follows:

	October 29,	April 29,
	2006	2007
	(In thousands)

Unrealized loss on investments	$(5,132)	$(2,902)
Unrealized gain on derivative instruments qualifying as cash flow hedges	4,319	1,930
Minimum pension liability	(17,985)	(17,985)
Cumulative translation adjustments	(212)	7,483

	$(19,010)	$(11,474)

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

On September 15, 2006, the Board of Directors approved a new stock repurchase program for up to $5.0 billion in repurchases over the next three years ending in September 2009, of which authorization for $4.6 billion of repurchases remained as of April 29, 2007. Under this authorization, Applied is continuing a systematic stock repurchase program and also may make supplemental stock repurchases from time to time, depending on market conditions, stock price and other factors.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

During the three months ended April 30, 2006 and April 29, 2007, respectively, Applied repurchased 27,533,000 shares of its common stock at an average price of $18.16 for a total cash outlay of $500 million, and 21,378,000 shares of its common stock at an average price of $18.71 for a total cash outlay of $400 million. During the six months ended April 30, 2006 and April 29, 2007, respectively, Applied repurchased 54,064,000 shares of its common stock at an average price of $18.49 for a total cash outlay of $1.0 billion, and 21,378,000 shares of its common stock at an average price of $18.71 for a total cash outlay of $400 million. There were no common stock repurchases made during the first quarter of fiscal 2007.

Dividends

On March 14, 2007, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.06 per share, payable on June 7, 2007 to stockholders of record as of May 17, 2007 for which Applied has accrued $83 million as of April 29, 2007. On December 13, 2006, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.05 per share, which was paid on March 8, 2007 to stockholders of record as of February 15, 2007, for a total of $70 million. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors.

Note 10	Employee Benefit Plans

Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries. The components of the net periodic pension costs of these defined benefit plans for the six months ended April 30, 2006 and April 29, 2007 were as follows:

	Three Months Ended		Six Months Ended
	April 30,	April 29,	April 30,	April 29,
	2006	2007	2006	2007
	(In thousands)		(In thousands)

Service cost	$3,599	$3,851	$7,198	$7,702
Interest cost	2,045	2,602	4,090	5,204
Expected return on plan assets	(1,058)	(1,425)	(2,116)	(2,850)
Amortization of transition obligation	16	16	32	32
Amortization of prior service costs	34	(30)	68	(60)
Amortization of net (gain)/loss	620	503	1,240	1,006

Net periodic pension cost	$5,256	$5,517	$10,512	$11,034

On February 9, 2007, the Board of Directors of Applied approved a plan to cease development of beamline implant products for semiconductor manufacturing and close the operations of its Implant group based in Horsham, England (see Note 7). A reduction in force led to a curtailment of Applied Materials U.K. Ltd.’s defined benefit pension plan and resulted in a curtailment loss of $627,000, which is included in restructuring and asset impairment expenses on the Consolidated Condensed Statement of Operations.

Note 11	Borrowing Facilities

Applied has credit facilities for unsecured borrowings in various currencies of up to approximately $1.2 billion, of which $1 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to expire in January 2012. This agreement provides for borrowings at interest rates keyed to one of the two rates selected by Applied for each advance, and includes financial and other covenants with which Applied was in compliance at April 29, 2007. No amounts were outstanding under this agreement at April 29, 2007. This credit facility replaced a $100 million 364-day unsecured credit agreement entered into during the fourth quarter of fiscal 2006, which was terminated. The remaining credit facilities of approximately $160 million are with Japanese banks

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

at rates indexed to their prime reference rate and are denominated in Japanese yen. No amounts were outstanding under these Japanese credit facilities at April 29, 2007.

Note 12	Business Combinations and Equity-Method Investment

On March 30, 2007, Applied purchased Brooks Software for $137 million in cash, of which $128 million was paid upon closing. The acquired business is a leading provider of factory management and control software to the semiconductor and LCD industries. Its products complement Applied’s existing software applications and are expected to enable Applied to offer customers a comprehensive computer integrated manufacturing (CIM) solution for optimizing fab operations. The acquired business and its employees are being integrated within the Applied Global Services organization, which is reported under the Fab Solutions segment. Applied recorded an in-process research and development (IPR&D) expense of $5 million, reported as research, development and engineering expense, goodwill of $80 million, and other intangible assets of $47 million. The acquired IPR&D expense was determined by identifying research projects for which technological feasibility had not been established and no alternative future use existed. The value of the projects identified as in-process was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value at a rate commensurate with the level of risk and maturity of the projects, and then applying a percentage of completion to the calculated value.

On August 14, 2006, Applied’s wholly-owned subsidiary, Metron Technology, Inc. (Metron), purchased certain assets of UMS Solutions Pte. Ltd.’s parts cleaning and recycling business in Singapore for $10 million. The acquisition enhanced Metron’s capabilities in Southeast Asia with advanced, high-quality parts cleaning services to support its customers’ semiconductor manufacturing requirements. In connection with this acquisition, Applied recorded goodwill of $7 million and other intangible assets of $1 million.

On July 20, 2006, Applied and Dainippon Screen Mfg. Co., Ltd. (Screen) completed the formation of Sokudo Co., Ltd., a Japanese joint venture company (Sokudo), to deliver advanced track solutions for customers’ critical semiconductor manufacturing requirements. Screen owns 52 percent and holds the controlling interest in Sokudo, and Applied owns 48 percent. Screen transferred into Sokudo its existing track business and related intellectual property, including employees, products and its installed base of systems. Applied paid $147 million for its investment in Sokudo. Additionally, Applied contributed to Sokudo certain technology and related intellectual property and provided key development employees. Screen performs manufacturing for Sokudo under an outsourcing agreement. Applied accounts for its interest in Sokudo under the equity method of accounting. Under this accounting method, Applied’s exposure to loss from ongoing operations is limited to $135 million as of April 29, 2007, which represents Applied’s carrying value of its investment in Sokudo. Applied’s investment in Sokudo is classified as an equity-method investment on the Consolidated Condensed Balance Sheet, and includes the unamortized excess of Applied’s investment over its equity in the joint venture’s net assets in the amount of $41 million, which is being amortized on a straight-line basis over its estimated economic useful life of 7 years.

On July 7, 2006, Applied completed its acquisition of Applied Films Corporation, a Colorado corporation (Applied Films) and leading supplier of thin film deposition equipment used in manufacturing LCD, solar cells, flexible electronics and energy-efficient glass. Applied paid $28.50 per share in cash for each outstanding share of Applied Films. The total purchase price was approximately $484 million, or $328 million net of Applied Films’ existing cash and marketable securities. As part of the acquisition, Applied assumed Applied Films’ outstanding stock options and restricted stock awards that, at the acquisition date, had a total fair value of $26 million, of which $18 million was allocated to the purchase price and the remainder to unearned compensation. Upon the acquisition and subject to vesting, Applied Films stock options became exercisable for shares of Applied common stock and Applied Films restricted stock awards became payable in shares of Applied common stock totaling, in the aggregate, three million shares of Applied common stock. The fair value of the assumed Applied Films stock options was determined using a Black-Scholes model. The use of the Black-Scholes model and method of determining the variables is consistent with Applied’s valuation of equity-based compensation. Applied recorded an

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

IPR&D expense of $14 million, reported as research, development and engineering expense; goodwill of $226 million; and other intangible assets of $140 million. The acquired IPR&D expense was determined by identifying research projects for which technological feasibility had not been established and no alternative future use existed. The value of the projects identified as in-process was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value at a rate commensurate with the level of risk and maturity of the projects, and then applying a percentage of completion to the calculated value.

On December 23, 2005, Applied acquired all of the outstanding shares of ChemTrace Corporation and ChemTrace Precision Cleaning, Inc. for approximately $22 million in cash, net of cash acquired, of which $18 million was paid upon closing. This business provides customers with precision parts cleaning and materials testing solutions. In connection with this acquisition, Applied recorded goodwill of $12 million and other intangible assets of $8 million.

For all of the purchase business combinations discussed above, the results of operations prior to the acquisition dates were not material in relation to those of Applied for any of the periods presented herein. Goodwill is not amortized but is reviewed periodically for impairment and purchased technology is amortized over its useful life of 2 to 15 years.

Note 13	Income Taxes

The effective tax rate for the second quarter of fiscal 2007 was 32.4 percent and included the tax impact of the restructuring and asset impairment charges related to the Plan for ceasing development of beamline implant products. Applied’s effective tax rate was 31.3 percent for the comparable quarter of fiscal 2006. The effective tax rate is highly dependent on the geographic composition of worldwide earnings, tax regulations for each region, non-tax deductible expenses incurred in connection with acquisitions, and availability of tax credits. Management carefully monitors these factors and timely adjusts the effective tax rate accordingly.

Note 14	Industry Segment Operations

Applied’s four reportable segments are: Silicon, Fab Solutions, Display, and Adjacent Technologies. Applied’s chief operating decision-maker, the President and CEO, reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of April 29, 2007 and the distinctive nature of each segment. Prior periods have been reclassified to conform to the current presentation. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. Prior to the fourth quarter of fiscal 2006, Applied operated in one reportable segment.

Each reportable segment is separately managed and has separate financial results that are reviewed by Applied’s chief operating decision-maker. Each reportable segment contains closely related products that are unique to the particular segment. Segment operating income is determined based upon internal performance measures used by the President and CEO.

Applied derives the segment results from its internal management reporting system. The accounting policies Applied uses to derive reportable segment results are substantially the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics, including orders, net sales and operating income. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. Applied does not allocate to its reportable segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include charges for equity-based compensation, corporate marketing and sales, corporate functions (certain management, finance, legal, human resources and RD&E), and unabsorbed information technology and occupancy. In addition, Applied does not allocate to its reportable segments restructuring and asset impairment charges and any associated adjustments

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

related to restructuring actions. Segment operating income excludes interest income, interest expense and other financial charges and income taxes. Management does not use the unallocated costs to measure the performance of the reportable segments.

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

Applied reports under the Display segment the manufacture, sale and service of equipment used to fabricate and test LCDs for televisions, computer displays and other applications. With the acquisition of Applied Films, the Display segment was expanded to include equipment to manufacture color filters for LCDs.

Applied reports under the Adjacent Technologies segment the manufacture, sale and service of equipment used to fabricate solar photovoltaic cells, flexible electronics and energy-efficient glass.

Information for each reportable segment for the three months and six months ended April 30, 2006 and April 29, 2007 is as follows:

	Three Months Ended		Six Months Ended
		Operating		Operating
	Net Sales	Income (Loss)	Net Sales	Income (Loss)
	(In thousands)		(In thousands)

2006:
Silicon	$1,495,102	$509,558	$2,716,208	$842,971
Fab Solutions	546,386	150,834	1,017,121	269,949
Display	206,198	66,302	371,949	113,722
Adjacent Technologies	—	—	—	—

Total Segment	$2,247,686	$726,694	$4,105,278	$1,226,642

2007:
Silicon	$1,737,955	$605,905	$3,228,217	$1,126,058
Fab Solutions	545,487	141,116	1,070,178	287,051
Display	203,303	43,379	433,794	106,943
Adjacent Technologies	42,816	(14,978)	74,639	(29,672)

Total Segment	$2,529,561	$775,422	$4,806,828	$1,490,380

Reconciliations of segment operating results to Applied consolidated totals for the three and six months ended April 30, 2006 and April 29, 2007 are as follows:

	Three Months Ended		Six Months Ended
	April 30,	April 29,	April 30,	April 29,
	2006	2007	2006	2007
	(In thousands)		(In thousands)

Total segment operating income	$726,694	$775,422	$1,226,642	$1,490,380
Unallocated costs	(167,201)	(161,354)	(308,363)	(330,064)
Restructuring and asset impairment charges	1,578	(25,044)	(213,269)	(21,766)

Income from operations	$561,071	$589,024	$705,010	$1,138,550

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 15	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (SFAS No. 159), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective for Applied in fiscal 2008. Applied is evaluating the potential impact of the implementation of SFAS No. 159 on its financial position and results of operations.

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

Overview

Applied develops, manufactures, markets and services semiconductor and semiconductor-related fabrication equipment, providing nanomanufacturing technologytm solutions to the global semiconductor, liquid crystal display (LCD), solar and other industries. Product development and manufacturing activities occur in North America, Europe, Israel and Asia. Applied’s broad range of equipment and service products are highly technical and are sold through a direct sales force. Customer demand for spare parts and services is fulfilled through a global spare parts distribution system and trained service engineers located around the world in close proximity to customer sites.

As a supplier to the semiconductor and semiconductor-related industries, Applied’s results are primarily driven by worldwide demand for integrated circuits, which in turn depends on end-user demand for electronic products. The industries in which Applied operates are volatile, and Applied’s operating results have reflected this volatility.

The following table presents certain significant measurements for the three and six months ended April 30, 2006 and April 29, 2007:

	Three Months Ended			Six Months Ended
	April 30,	April 29,		April 30,	April 29,
	2006	2007	% Change	2006	2007	% Change
	(In millions, except per share amounts and percentages)			(In millions, except per share amounts and percentages)

New orders	$2,488	$2,648	6%	$4,529	$5,187	15%
Net sales	$2,248	$2,530	13%	$4,105	$4,807	17%
Gross margin	$1,045	$1,137	9%	$1,882	$2,199	17%
Gross margin percent	46.5%	44.9%	(3)%	45.9%	45.8%	—
Net income	$413	$411	—	$556	$815	47%
Earnings per diluted share	$0.26	$0.29	12%	$0.35	$0.58	66%

Customer demand increased in fiscal 2006, resulting in higher orders and revenue. Fiscal 2006 results reflected a recovery in the semiconductor and semiconductor-related industries and the global economy as end-user demand for electronic products and LCDs drove increased customer requirements for advanced silicon and display products. During this period, Applied’s semiconductor customers increased both high-volume production and leading-edge 65nm and 45nm chip development. Results for this period also reflected Applied’s continued focus on cost controls. Improvements in operating performance were offset in part by restructuring and asset impairment charges associated with real estate and facilities disinvestment that commenced during the first fiscal quarter, equity-based compensation expenses, and an in-process research and development (IPR&D) expense associated with the acquisition of Applied Films Corporation (Applied Films). (See Note 12 of Notes to Consolidated Condensed Financial Statements.)

In the first half of fiscal 2007, orders from Display customers significantly decreased as customers delayed their capacity expansion plans. This decline was partially offset by record Fab Solutions orders and increased Silicon orders. Compared to the second half of fiscal 2006, the growth rate of new orders in the first half of 2007 slowed as chip manufacturers reduced production and delayed capacity additions. Compared to the first half of fiscal 2006, operating results in the first half of fiscal 2007 improved through increased orders, net sales and continued focus on cost controls. Improvements in operating performance for the first half of fiscal 2007 were offset in part by restructuring and asset impairments and other charges associated with ceasing development of beamline implant products, equity-based compensation expense, and an IPR&D expense associated with the acquisition of certain net assets of Brooks Automation, Inc. consisting of its software division (Brooks Software).

Applied’s long-term opportunities depend in part on the successful execution of its growth strategy, including increasing its market share in existing markets, expanding into related markets, and cultivating new markets and new business models. These opportunities are subject to many factors, including: (1) global economic conditions; (2) advanced technology and/or capacity requirements of semiconductor and display manufacturers and their capital investment trends; (3) the profitability of chip and display manufacturers; (4) supply and demand for chips, LCDs, solar panels, and related products and services; (5) realization of the anticipated benefits of business combinations; (6) continued investment in research, development and engineering (RD&E); and (7) the relative competitiveness of Applied’s equipment and service products. For these and other reasons set forth in Part II, Item 1A, “Risk Factors,” Applied’s historical consolidated results of operations may not necessarily be indicative of future operating results.

Results of Operations

Applied received new orders of $2.6 billion for the second quarter of fiscal 2007, compared to $2.5 billion for the first quarter of fiscal 2007 and $2.5 billion for the second quarter of fiscal 2006. New orders for the second quarter of fiscal 2007 increased by 4 percent from the preceding quarter and increased by 6 percent from the second quarter of fiscal 2006. The increase in new orders for the second quarter of fiscal 2007 from the previous quarter was primarily attributable to higher demand for semiconductor equipment. The increase in new orders from the previous quarter was broad-based for virtually all products. Orders for the second quarter of fiscal 2007 increased over the prior quarter in Taiwan, Southeast Asia and China and Japan, and decreased in North America, Korea and Europe.

New orders by geographic region (determined by the location of customers’ facilities) for the past two consecutive quarters were as follows:

	Three Months Ended
	January 28,		April 29,
	2007		2007
	($)	(%)	($)	(%)
	(Dollars in millions)

Taiwan	605	24	781	30
Korea	492	19	410	15
North America*	550	22	403	15
Southeast Asia and China	268	10	389	15
Japan	300	12	378	14
Europe	323	13	287	11

Total	2,538	100	2,648	100

*	Primarily the United States.

Applied’s backlog for the most recent three fiscal quarters was as follows: $3.7 billion at April 29, 2007, $3.6 billion at January 28, 2007, and $3.4 billion at October 29, 2006. Backlog consists only of orders for which written authorizations have been accepted, shipment dates within 12 months have been assigned and revenue has not been recognized. Due to the potential for customer changes in delivery schedules or cancellation of orders, Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods.

Applied’s business is subject to cyclical industry conditions and, as a result of these conditions, there were fluctuations in Applied’s net sales during fiscal year 2006. Demand for manufacturing equipment has historically been volatile as a result of sudden changes in chip and LCD supply and demand and other factors, including rapid technological advances in fabrication processes. During fiscal 2006, net sales increased from $1.9 billion in the first fiscal quarter to $2.2 billion in the second fiscal quarter, increased again to $2.5 billion in the third fiscal quarter, and then remained flat at $2.5 billion for the fourth fiscal quarter. Net sales in the first quarter of fiscal 2007 decreased to $2.3 billion due to declining fab utilization and customer push-outs of shipments due to delayed capacity needs. Net sales in the second quarter of fiscal 2007 increased to $2.5 billion as Silicon and Fab Solutions customers added capacity in line with end market demand, partially offset by continued delays in capital investment by LCD manufacturers.

Net sales by geographic region (determined by the location of customers’ facilities) for the three and six months ended April 30, 2006 and April 29, 2007 were as follows:

	Three Months Ended				Six Months Ended
	April 30,		April 29,		April 30,		April 29,
	2006		2007		2006		2007
	($)	(%)	($)	(%)	($)	(%)	($)	(%)
	(In millions, except percentages)

Taiwan	423	19	627	25	828	20	1,211	25
Korea	496	22	501	20	893	22	976	20
Japan	359	16	466	18	659	16	727	15
Southeast Asia and China	290	13	391	15	425	10	628	13
North America(*)	388	17	369	15	779	19	835	18
Europe	292	13	176	7	521	13	430	9

Total	2,248	100	2,530	100	4,105	100	4,807	100

*	Primarily the United States.

Gross margin percentage was 44.9 percent for the second quarter of fiscal 2007, compared to 46.7 percent for the first quarter of fiscal 2007 and 46.5 percent for the second quarter of fiscal 2006. Gross margin during the second quarter of fiscal 2006 and 2007 included $9 million and $8 million, respectively, of equity-based compensation expense. The decrease in the gross margin percentage for the second quarter of fiscal 2007 from that of the previous quarter was principally attributable to product mix and $50 million of inventory-related charges associated with ceasing development of beamline implant products, partially offset by lower material costs. The decrease in the gross margin percentage for the second quarter of fiscal 2007 from that of the prior year was principally attributable to charges related to ceasing development of beamline implant products and product mix, partially offset by higher revenue levels and lower material costs.

Operating expenses included expenses related to RD&E, marketing and selling (M&S), and general and administrative (G&A). Expenses related to RD&E, M&S and G&A were $523 million for the second quarter of fiscal 2007 compared to $516 million for the first quarter of fiscal 2007 and $485 million for the second quarter of fiscal 2006. Higher operating expenses in these categories during the second quarter of fiscal 2007 were principally attributable to increases in equity-based compensation expenses, an IPR&D charge and integration costs related to the Brooks Software acquisition, and integration costs associated with the move to information technology managed service providers, partially offset by Applied’s continued focus on controlling its overall cost structure.

During the second quarter of fiscal 2007, Applied recorded a $5 million IPR&D charge related to the Brooks Software acquisition that was reported as RD&E in the Consolidated Condensed Statement of Operations. Applied’s methodology for allocating the purchase price relating to purchase acquisitions to IPR&D was determined through established valuation techniques. The IPR&D was expensed upon acquisition because technological feasibility had not been established and no future alternative use existed. No IPR&D charge was recorded during the six months ended April 30, 2006. (See Note 12 of the Notes to Consolidated Condensed Financial Statements.)

On February 9, 2007, the Board of Directors of Applied approved a plan (the Plan) to cease future development of beamline implant products for semiconductor manufacturing and close the operations of the Applied Implant Technologies (Implant) group based in Horsham, England. Under the Plan, Applied expects its research and development and manufacturing operations in Horsham to close by the end of December 2007. The total cost of implementing the Plan is expected to be in the range of $95 million to $110 million, which will be reported in the Consolidated Condensed Statements of Operations under cost of products sold and operating expenses (including restructuring and asset impairment charges). The majority of the cash outlays in connection with the Plan are anticipated to occur in fiscal 2007. The Implant group operates in the Silicon segment and the results of its operations are not material to the segment’s financial position or results of operations.

Costs under the Plan during the second quarter of fiscal 2007 consisted primarily of inventory-related charges reported as cost of products sold of $50 million, and restructuring and asset impairment charges of $25 million. During the second quarter of 2007, Applied recorded restructuring charges of $17 million, consisting primarily of employee termination costs to reduce its workforce by approximately 180 positions. The majority of the affected employees are based in Horsham, England, and represent multiple functions. Asset impairment charges include $8 million of fixed asset write-offs.

During the first quarter of fiscal 2006, the Board of Directors approved a real estate and facilities disinvestment plan under which Applied recorded asset impairment charges and restructuring charges totaling $215 million. The impairment and restructuring charges related to the write-down of Applied’s Danvers, Massachusetts; Hillsboro, Oregon; Narita, Japan; and Chunan, Korea facilities and unimproved land in Hillsboro, Oregon, and future lease obligations related to the closure of its Hayward, California facility. During the first quarter of fiscal 2007, Applied sold the Hillsboro, Oregon facility for net proceeds of $9 million and recognized a gain of $3 million. During the second quarter of fiscal 2007 Applied sold the Chunan facility for net proceeds of $8 million and recognized a slight gain. (See Note 7 of Notes to Consolidated Condensed Financial Statements.)

Net interest income was $25 million and $39 million for the three months ended April 29, 2007 and April 30, 2006, respectively and $45 million and $79 million for the six months ended April 29, 2007 and April 30, 2006, respectively. Lower net interest income during the second quarter and first half of fiscal 2007 was primarily due to the partial liquidation of the investment portfolio during the fourth quarter of fiscal 2006, when Applied repurchased 145 million shares of its outstanding common stock for an aggregate purchase price of $2.6 billion under an accelerated buyback program. The repurchase was funded with Applied’s existing cash and investments, resulting in lower interest income.

Applied’s effective tax rate for the second quarter of fiscal 2007 was 32.4 percent and included benefits due to the tax impact of the restructuring and asset impairment charges related to ceasing the development of beamline implant products. Applied’s effective income tax rate was 31.3 percent for the comparable quarter of fiscal 2006. Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, and non-tax deductible expenses incurred in connection with acquisitions. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly.

Segment Information

Applied’s four reportable segments are: Silicon, Fab Solutions, Display, and Adjacent Technologies. A description of the products and services, as well as financial data, for each reportable segment can be found in Note 14 of Notes to Consolidated Condensed Financial Statements. Future changes to Applied’s internal financial reporting structure may result in changes to the reportable segments disclosed. Applied does not allocate to its reportable segments certain operating expenses which are reported separately at the corporate level. These unallocated costs include charges for equity-based compensation, corporate marketing and sales, corporate functions (certain management, finance, legal, human resources and RD&E), unabsorbed information technology and occupancy. Prior to the fourth quarter of fiscal 2006, Applied operated in one reportable segment. Accordingly, prior period amounts have been reclassified to conform to the current presentation. Discussions below include the results of each reportable segment for the three and six months ended April 30, 2006 and April 29, 2007.

Silicon Segment

	Three Months Ended		Six Months Ended
	April 30,	April 29,	April 30,	April 29,
	2006	2007	2006	2007
	(In millions)		(In millions)

New orders	$1,877	$1,939	$3,031	$3,694
Net sales	1,495	1,738	2,716	3,228
Operating income	510	606	843	1,126

Silicon new orders increased 3 percent to slightly over $1.9 billion for the second quarter of fiscal 2007, compared to slightly under $1.9 billion for the second quarter of fiscal 2006. New orders increased 22 percent to $3.7 billion for the first six months of fiscal 2007, compared to $3.0 billion for the first six months of fiscal 2006. The majority of new orders were for memory applications utilizing Applied’s etch, inspection, gap fill, patterning and aluminum PVD products as semiconductor customers invested in leading-edge Flash and DRAM memory devices. New orders increased during the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006, reflecting the semiconductor industry’s growth during the year, driven by demand for cell phones, digital TVs, game consoles, MP3 players and other electronic products.

Net sales increased 16 percent to $1.7 billion for the second quarter of fiscal 2007 from $1.5 billion for the second quarter of fiscal 2006. Net sales increased 19 percent to $3.2 billion for the first six months of fiscal 2007, compared to $2.7 billion for the first six months of fiscal 2006. Increases in net sales for both periods were due to increased investment by semiconductor customers in many areas, including etch, inspection and thin film products.

Operating income increased 19 percent to $606 million for the second quarter of fiscal 2007 from $510 million for the second quarter of fiscal 2006. Operating income increased 34 percent to $1.1 billion for the first half of fiscal 2007, compared to $843 million for the first half of fiscal 2006. Operating income increases in both periods were due to higher revenue levels and continued focus on cost controls, partially offset by charges of $50 million related to ceasing development of beamline implant products, as well as variable compensation costs.

Fab Solutions Segment

	Three Months Ended		Six Months Ended
	April 30,	April 29,	April 30,	April 29,
	2006	2007	2006	2007
	(In millions)		(In millions)

New orders	$441	$559	$1,048	$1,245
Net sales	546	546	1,017	1,070
Operating income	151	141	270	287

New orders increased 27 percent to $559 million for the second quarter of fiscal 2007, compared to $441 million for the second quarter of fiscal 2006. New orders increased 19 percent to $1.2 billion for the first six months of fiscal 2007, compared to $1.0 billion for the first six months of fiscal 2006. Increased orders in both periods reflected increased demand for remanufactured equipment and spares parts.

Net sales of $546 million for the second quarter of fiscal 2007 were flat with the second quarter of fiscal 2006. Net sales increased 5 percent to $1.1 billion for the first six months of fiscal 2007, compared to $1.0 billion for the first six months of fiscal 2006, reflecting higher shipments of remanufactured equipment and higher spares and service contract revenues.

Operating income decreased 7 percent to $141 million for the second quarter of fiscal 2007 from $151 million for the second quarter of fiscal 2006 as a result of a $5 million IPR&D charge and integration costs related to the Brooks Software acquisition and integration costs. Operating income increased 6 percent to $287 million for the first half of fiscal 2007, compared to $270 million for the first half of fiscal 2006, reflecting higher net sales and a greater proportion of remanufactured equipment, partially offset by the Brooks Software charges and variable compensation costs.

Display Segment

	Three Months Ended		Six Months Ended
	April 30,	April 29,	April 30,	April 29,
	2006	2007	2006	2007
	(In millions)		(In millions)

New orders	$170	$87	$450	$154
Net sales	206	203	372	434
Operating income	66	43	114	107

New orders decreased 49 percent to $87 million for the second quarter of fiscal 2007, compared to $170 million for the second quarter of fiscal 2006. New orders were $154 million for the first six months of fiscal 2007, compared to $450 million for the first six months of fiscal 2006. The decline in new orders in both periods reflected continued delays in capacity expansion plans by LCD panel makers as they experienced excess inventories and lower prices.

Net sales decreased 1 percent to $203 million for the second quarter of fiscal 2007 from $206 million for the second quarter of fiscal 2006 as customers pushed out shipments due to reduced capacity needs. Net sales increased 17 percent to $434 million for the first six months of fiscal 2007, compared to $372 million for the first six months of fiscal 2006, reflecting shipments and revenue recognition of tools in backlog.

Operating income decreased 35 percent to $43 million for the second quarter of fiscal 2007 from $66 million for the second quarter of fiscal 2006 due to lower revenue levels, lower factory absorption and product mix, partially offset by lower costs. Operating income decreased 6 percent to $107 million for the first six months of fiscal 2007, compared to $114 million for the first six months of fiscal 2006, due to lower factory absorption and product mix, partially offset by lower costs.

Adjacent Technologies Segment

	Three Months Ended		Six Months Ended
	April 30,	April 29,	April 30,	April 29,
	2006	2007	2006	2007
	(In millions)		(In millions)

New orders	$—	$63	$—	$94
Net sales	—	43	—	75
Operating income	—	(15)	—	(30)

New orders of $63 million for the second quarter of fiscal 2007 increased by 103 percent from the preceding quarter, due primarily to increased orders of crystalline silicon solar products. Net sales of $43 million for the second quarter of fiscal 2007 increased by 34 percent from the preceding quarter due primarily to higher flexible electronics and solar net sales. Operating loss of $15 million for the second quarter of fiscal 2007 was flat from the previous quarter and reflected higher sales levels, offset by increased RD&E and marketing and sales expenses.

Financial Condition, Liquidity and Capital Resources

During the six months ended April 29, 2007, cash, cash equivalents and investments increased by $155 million, from $3.2 billion as of October 29, 2006 to $3.4 billion as of April 29, 2007.

Cash, cash equivalents and investments consist of the following:

	October 29,	April 29,
	2006	2007
	(In millions)

Cash and cash equivalents	$861	$932
Short-term investments	1,036	1,086
Long-term investments	1,315	1,350

Total cash, cash-equivalents and investments	$3,212	$3,368

Applied generated $894 million of cash from operating activities for the six months ended April 29, 2007. The primary source of operating cash flow for the six months ended April 29, 2007 was net income, adjusted to exclude the effect of non-cash charges including depreciation, amortization, equity-based compensation, restructuring and asset impairments, and IPR&D expenses, which was partially offset by increases in accounts receivable, inventories and other liabilities, and decreases in accounts payable and accrued expenses, income taxes payable and other assets. Applied sold certain accounts receivable and discounted certain letters of credit totaling $275 million for the six months ended April 29, 2007. The sales of accounts receivable increase cash and reduce accounts receivable and days sales outstanding. Days sales outstanding for the second quarter of fiscal 2007 decreased to 76 days, compared to 82 days in the first quarter, primarily due to higher revenue levels and improved collections. Availability and usage of these accounts receivable sale programs depend on many factors, including the willingness of financial institutions to purchase accounts receivable and the cost of such arrangements. For further details regarding accounts receivable sales, see Note 3 of Notes to Consolidated Condensed Financial Statements.

Applied used $326 million of cash for investing activities during the six months ended April 29, 2007. Applied acquired certain net assets of Brooks Software for $137 million in cash, of which $128 million was paid upon closing. Capital expenditures totaled $131 million, including investment in Applied’s new global development capability center in Xi’an, China and in Applied’s Business Transformation initiative to migrate to a single ERP software platform. Purchases of investments net of proceeds from sales and maturities of investments totaled $84 million.

Applied used $499 million of cash for financing activities during the six months ended April 29, 2007, consisting of $400 million to repurchase common shares, $132 million for settlement of the price adjustment with Goldman Sachs related to the accelerated buyback initiated in the fourth quarter of fiscal 2006, and $139 million for cash dividends, partially offset by $170 million from the issuance of common stock under equity plans.

On March 14, 2007, Applied’s Board of Directors declared a cash dividend in the amount of $0.06 per share, payable on June 7, 2007 to stockholders of record as of May 17, 2007, for which Applied has accrued $83 million as of April 29, 2007. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors.

Applied has credit facilities for unsecured borrowings in various currencies of up to approximately $1.2 billion, of which $1 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to expire in January 2012. The agreement provides for borrowings at interest rates keyed to one of the two rates selected by Applied for each advance, and includes financial and other covenants with which Applied was in compliance at April 29, 2007. No amounts were outstanding under this agreement at April 29, 2007.

In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of April 29, 2007, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was approximately $104 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Although cash requirements will fluctuate based on the timing and extent of many factors such as those discussed above and in Part II, Item IA, “Risk Factors” below, Applied’s management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy Applied’s liquidity requirements for the next 12 months. For further details regarding Applied’s operating, investing and financing activities, see the Consolidated Condensed Statements of Cash Flows.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. Applied bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as Applied’s operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in Part II, Item 1A, “Risk Factors.” Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that Applied’s consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America, and provide a meaningful presentation of Applied’s financial condition and results of operations.

For further information about Applied’s critical accounting policies, see the discussion of critical accounting policies in Applied’s 2006 Annual Report on Form 10-K for the fiscal year ended October 29, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $2.6 billion at April 29, 2007. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at April 29, 2007, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $29 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated condensed statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporarily impaired.

Certain operations of Applied are conducted in foreign currencies. Applied enters into currency forward exchange and option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. Gains and losses on these contracts are generally recognized in income at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on currency forward exchange and option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses were not material for the six months ended April 30, 2006 and April 29, 2007.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act), Applied’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of Applied’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Applied’s disclosure controls and procedures were effective as of the end of the period covered by this report in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and [such disclosure controls and procedures] are providing reasonable assurance that information required to be disclosed by Applied in such reports is accumulated and communicated to Applied’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

David Scharf

On July 31, 2001, David Scharf, an individual, filed a lawsuit against Applied in the United States District Court for the Central District of California, captioned David Scharf v. Applied Materials, Inc. (case no. 01-06580 AHM). The lawsuit alleges that Applied has infringed, has induced others to infringe, and has contributed to others’ infringement of, a patent concerning color synthesizing scanning electron microscope technology. Mr. Scharf seeks preliminary and permanent injunctions, a finding of willful infringement, damages (including treble damages), and costs. Applied has answered the complaint and counterclaimed for declaratory judgment of non-infringement and invalidity. On May 10, 2002, Mr. Scharf filed a request for re-examination of his patent with the Patent and Trademark Office (PTO). On June 26, 2002, the case was removed from the Court’s active docket after the parties stipulated to stay the case pending the results of that re-examination. On July 11, 2002, Applied filed its own request for re-examination of Mr. Scharf’s patent with the PTO. Applied’s request for re-examination was granted on September 19, 2002. On April 23, 2004, the PTO notified Applied that it intended to issue a re-examination certificate. On June 14, 2004, Applied filed a second request for re-examination of Mr. Scharf’s patent with the PTO. The second request was denied on September 1, 2004. On October 1, 2004, Applied filed a petition for reconsideration of that denial, which subsequently was denied. The lawsuit was returned to the active docket of the District Court for the Central District of California in January 2006. The parties have completed fact discovery, and on February 22, 2007, the Court held a claim construction hearing. The Court has set a trial date to begin on July 17, 2007. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

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

(TI) against LTC. On November 12, 2002, LTC filed an amended complaint asserting essentially the same claims as in the original complaint, but adding an additional assertion that LTC and TI have settled their litigation. Applied’s motion to dismiss the amended complaint was granted in part. LTC filed Second and Third Amended Complaints, each of which was dismissed upon Applied’s motion. On February 13, 2004, LTC filed a Fourth Amended Complaint, which Applied moved to dismiss. LTC then filed a motion to amend its Fourth Amended Complaint, which the Court granted. On July 7, 2004, LTC filed a Fifth Amended Complaint. On October 5, 2004, Applied’s motion to dismiss LTC’s Fifth Amended Complaint was granted with prejudice. On January 11, 2005, LTC filed a notice of appeal of the dismissal of its complaint, and oral argument of the LTC appeal was heard by the California Sixth District Court of Appeal on April 19, 2007. No decision has been received. Applied believes it has meritorious defenses and intends to pursue them vigorously.

Jusung

On December 24, 2003, Applied filed a lawsuit against Jusung Engineering Co., Ltd. (Jusung Engineering) and Jusung Pacific Co., Ltd. (Jusung Pacific, referred to together with Jusung Engineering as Jusung) in Tao-Yuan District Court in Taiwan, captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. The lawsuit alleges that Jusung is infringing a patent related to chemical vapor deposition owned by Applied (the CVD patent). In the lawsuit, Applied seeks a provisional injunction prohibiting Jusung from importing, using, manufacturing, servicing or selling in Taiwan certain LCD manufacturing equipment. On December 25, 2003, the Tao-Yuan District Court ruled in favor of Applied’s request for a provisional injunction and, on January 14, 2004, the Court issued a provisional injunction order against Jusung Pacific. Jusung Pacific appealed those decisions, and the decisions were affirmed on appeal. On January 30, 2004, Jusung Pacific requested permission to post a counterbond to have the Jusung Pacific injunction lifted. Jusung Pacific’s counterbond request was granted and, on March 30, 2004, the provisional injunction order was lifted. At Applied’s request, on December 11, 2004, the District Court issued a provisional injunction order against Jusung Engineering. Jusung Engineering appealed that order, and the order was affirmed on appeal. Jusung Engineering also requested permission to post a counterbond to have the Jusung Engineering injunction lifted. Jusung Engineering’s counterbond request was granted, and on April 25, 2005, the provisional injunction order against Jusung Engineering was lifted. Applied has appealed both counterbond decisions. On June 30, 2004, Applied filed a “main action” patent infringement complaint against Jusung in the Hsinchu District Court in Taiwan, captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd . In the lawsuit, Applied seeks damages and a permanent injunction for infringement of the CVD patent. The decisions regarding the provisional injunction and counterbond have no effect on the separate patent infringement lawsuit filed by Applied against Jusung in the Hsinchu Court. In August 2006, the Court set the litigation fee and the litigation security payment, and the main action is now proceeding on its merits. Applied’s CVD patent also is the subject of an invalidity proceeding filed in the Taiwanese Patent and Trademark Office by Jusung Pacific in June 2004. Applied believes it has meritorious claims and intends to pursue them vigorously.

On June 13, 2006, Applied filed an action in the Taiwanese Patent and Trademark Office challenging the validity of a patent owned by Jusung Engineering related to severability of the transfer chamber for a cluster system. On June 20, 2006, Jusung Engineering filed a lawsuit in Hsinchu District Court in Taiwan, captioned Jusung Engineering, Co. Ltd. v. AKT America, Inc. and Applied Materials, Inc., alleging infringement of this patent. Jusung Engineering’s lawsuit seeks damages, costs and attorneys’ fees, but does not seek injunctive relief. Applied believes that it has meritorious defenses that it intends to pursue vigorously.

On January 31, 2007, Applied received notice that Jusung filed a complaint of private prosecution in the Taipei District Court of Taiwan dated November 10, 2006, entitled Jusung Engineering Co., Ltd. v. M. Splinter, Y. Lin, C. Lai and J. Lin. The complaint alleges that Applied’s outside counsel received from the court and used a copy of an expert report that Jusung had filed in the ongoing patent infringement lawsuits and that Jusung had intended to remain confidential. Jusung named as defendants Applied’s Taiwan attorneys, as well as Michael R. Splinter, Applied’s President and Chief Executive Officer, as the statutory representative of Applied. Applied received notice on May 2, 2007 that the Taipei District Court has dismissed Jusung’s private prosecution complaint. Jusung has filed a notice of appeal of the District Court’s decision. Applied believes that Jusung’s action is without merit.

On April 3, 2007, Jusung filed a complaint against Applied’s subsidiary, AKT America, Inc., and one of its suppliers, in Seoul Central District Court in Seoul, Korea, captioned Jusung Engineering, Co. Ltd. v. AKT America,

Inc. and Applied Materials, Inc. The complaint alleges infringement of a Jusung patent involving the showerhead assembly of PECVD equipment for LCDs and seeks injunctive relief. Applied believes that it has meritorious defenses that it intends to pursue vigorously.

Taiwan Fair Trade Commission

On April 10, 2004, the Taiwan Fair Trade Commission (TFTC) notified AKT America that following a complaint filed by Jusung, the TFTC had begun an investigation into whether AKT America had violated the Taiwan Fair Trade Act. The investigation focused on whether AKT America violated the Taiwan Guidelines for the Review of Cases Involving Enterprises Issuing Warning Letters for Infringement on Copyright, Trademark and Patent Rights by allegedly notifying customers about its patent rights and the infringement of those rights by Jusung. On June 15, 2004, the TFTC notified Applied that Applied also was a subject of the investigation. The TFTC subsequently notified Applied and AKT America that there was insufficient evidence to support a claim against either company. Jusung appealed the TFTC’s decision, and the appeals court affirmed the decision of the TFTC. Jusung appealed the appeals court’s affirmation of the decision of the TFTC, and in January 2007 the Taipei High Administrative Court dismissed Jusung’s appeal. In February 2007, Jusung appealed the dismissal to the Supreme Administrative Court of Taiwan. Applied believes that Jusung’s complaint is without merit.

Silicon Services Consortium

On January 19, 2006, five companies that sell refurbished Applied tools (Silicon Services Consortium Inc., Semiconductor Support Services Co., OEM Surplus, Inc., Precision Technician Inc., and Semiconductor Equipment Specialist, Inc.) filed a lawsuit against Applied in the United States District Court for the Western District of Texas, captioned Silicon Services Consortium, Inc., et al. v. Applied Materials, Inc. The plaintiffs claim that a policy that Applied announced in January 2005 limiting the sale of certain parts to them constituted an unlawful attempt to monopolize the refurbishment business, an interference with existing contracts, and an interference with prospective business relationships. The suit seeks injunctive relief, damages, costs and attorneys’ fees. After Applied filed a motion to dismiss the original complaint, the plaintiffs filed an amended complaint alleging similar conduct. Applied filed a motion to dismiss the amended complaint on April 7, 2006, which the Court denied on February 16, 2007. Applied believes it has meritorious defenses and intends to pursue them vigorously. On January 17, 2007, Applied filed a counterclaim in this matter, asserting claims for patent infringement, trademark infringement, trademark dilution, unfair competition, and misuse and misappropriation of trade secrets against each of the five plaintiffs/counterdefendants. Applied seeks damages for the harm it has suffered as well as an injunction prohibiting any further violation of Applied’s intellectual property rights. Applied believes that it has meritorious claims and intends to pursue them vigorously. The Court has indicated that it expects to set a date for a Markman hearing in October 2007 and for a trial in November 2008.

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

As a supplier to the global semiconductor and semiconductor-related industries, Applied is subject to business cycles, the timing, length and volatility of which can be difficult to predict. The industries have historically been cyclical due to sudden changes in customers’ manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for customers’ products, and inventory levels relative to demand. The effects on Applied of these changes in demand, including end-customer demand, are occurring more rapidly. These changes have affected the timing and amounts of customers’ purchases and investments in technology, and continue to affect Applied’s orders, net sales, gross margin, contributed profit and results of operations.

Applied must effectively manage its resources and production capacity to meet changing demand. During periods of increasing demand for semiconductor and semiconductor-related manufacturing equipment, Applied must have sufficient manufacturing capacity and inventory to meet customer demand; must be able to attract, retain and motivate a sufficient number of qualified individuals; and must effectively manage its supply chain. During periods of decreasing demand, Applied must be able to appropriately align its cost structure with prevailing market conditions, as well as motivate and retain key employees and effectively manage its supply chain. If Applied is not able to timely and appropriately adapt to changes in industry cycles, Applied’s business, financial condition or results of operations may be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes in the semiconductor and semiconductor-related industries.

The global industries in which Applied operates are characterized by ongoing changes, including: (1) higher capital requirements for building and operating new semiconductor and LCD fabrication plants; (2) the importance of reducing the cost of system ownership, due in part to the increasing significance of consumer electronics as a driver for semiconductor and display demand and the related focus on lower prices; (3) the heightened importance to customers of system reliability and productivity, and the effect on demand for systems as a result of their increasing productivity, device yield and reliability; (4) the increasing complexity and cost of process development; (5) a significant increase in the number and importance of new materials and the importance of expertise in chemical processes and device structure; (6) the growing types and varieties of semiconductors and expanding number of applications across multiple substrate sizes, resulting in customers’ divergent technical demands and different rates of spending on capital equipment; (7) customers’ varying adoption rates of new technology; (8) varying levels of business information technology spending; (9) demand for shorter cycle times for the development, manufacture and installation of manufacturing equipment; (10) differing rates of market growth for, and capital investments by, various semiconductor device makers, such as memory (including NAND flash and DRAM), logic and foundry, as well as display and solar manufacturers; (11) the increasing difficulty for customers to move from product design to volume manufacturing; (12) the challenge to semiconductor manufacturers of moving volume manufacturing from one technology node to the next smaller technology node and the resulting impact on the technology transition rate; (13) the increasing cost and reduced affordability of research and development due to many factors, including decreasing linewidths and the increasing number of materials, applications and process steps; (14) the increasing complexity and cost of semiconductor chip designs; (15) the industry growth rate; (16) price trends for certain semiconductor devices and LCDs; (17) the increasing importance of the availability of spare parts to assure maximum system uptime; and (18) the increasing importance of operating flexibility to enable different responses to different markets, customers and applications. If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the semiconductor and semiconductor-related industries, its business, financial condition and results of operations could be materially and adversely affected.

Applied must adapt its business and product offerings to respond to competition and rapid technological changes.

As Applied operates in a highly competitive environment, its future success depends on many factors, including the effective development, commercialization and customer acceptance of its nanomanufacturing technology equipment, service and related products. In addition, Applied must successfully execute its growth strategy, including enhancing market share in existing markets, expanding into related markets, and cultivating new markets, while constantly improving its operational performance. The development, introduction and support of a broadening set of products in more varied competitive environments have grown increasingly complex and expensive over time. Applied’s success is subject to many risks, including but not limited to its ability to timely, cost-effectively and successfully: (1) improve and develop new applications for products; (2) increase market share in its existing markets and expand its markets; (3) develop, appropriately price, and achieve market acceptance of new products; (4) appropriately allocate resources, including RD&E funding, among Applied’s products and between the development of new products and the improvement of existing products; (5) accurately forecast demand and meet production schedules for its products; (6) achieve cost efficiencies across product offerings; (7) adapt to technology changes in related markets, such as lithography; (8) develop, market and price similar products for use by customers in different applications and/or markets that may have varying technical requirements; (9) adapt to changes in value offered by companies in different parts of the supply chain; (10) qualify products for volume manufacturing with its customers; (11) implement changes in its design engineering methodology, including those that enable significant decreases in material costs and cycle time, greater commonality of platforms and types of parts used in different systems, and effective product life cycle management; and (12) improve its manufacturing processes. Furthermore, new or improved products may involve higher costs and reduced margins. If Applied does not successfully manage these challenges, its business, financial condition and results of operations could be materially and adversely affected.

The entry into related and new markets entails additional challenges.

As part of its growth strategy, Applied must successfully expand into or develop related and new markets, either with its existing nanomanufacturing technology products or with new products developed internally or obtained through acquisitions. The entry into different markets involves additional challenges, including those arising from: (1) Applied’s ability to anticipate and capitalize on opportunities, and avoid or minimize risks, in new markets; (2) new customers and suppliers, including some with limited operating histories, uncertain and/or limited funding, and/or located in regions where Applied does not have existing operations; (3) the adoption of new business models, such as the supply of a suite of Applied and non-Applied equipment sufficient to manufacture solar panels; (4) difficulties in forecasting demand, production planning and execution; (5) new materials, processes and technologies; (6) the need to attract, motivate and retain employees with skills and expertise in these new markets; and (7) different service requirements. Applied recently entered into the emerging solar market, which is subject to ongoing changes in demand for photovoltaic (PV) products arising from, among other things, fluctuations in the cost of fossil fuels and electric power, availability of government subsidies, the performance and reliability of PV technology, and the success of other renewable energy sources. If Applied does not successfully manage the risks resulting from entry into new markets and industries, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to the risks of operating a global business.

In the second quarter of fiscal 2007, approximately 85 percent of Applied’s net sales were to customers in regions outside the United States. A rising percentage of Applied’s business is from customers in Asia. Certain of Applied’s RD&E and manufacturing facilities, as well as suppliers to Applied, are also located outside the United States. Managing Applied’s global operations presents challenges, including but not limited to those arising from: (1) global uncertainties with respect to economic growth rates in various countries; (2) varying regional and geopolitical business conditions and demands; (3) global trade issues; (4) variations in protection of intellectual property and other legal rights in different countries; (5) concerns of U.S. governmental agencies regarding possible national commercial and/or security issues posed by the growing manufacturing business in Asia; (6) fluctuating raw material and energy costs; (7) variations in the ability to develop relationships with suppliers and other local businesses; (8) changes in laws and regulations of the United States (including export restrictions) and other countries, as well as their interpretation and application; (9) fluctuations in interest rates and currency exchange rates; (10) the need to provide sufficient levels of technical support in different locations; (11) political instability, natural disasters (such as earthquakes, floods or storms), pandemics, terrorism or acts of war where Applied has operations, suppliers or sales; (12) cultural differences; (13) special customer- or government-supported efforts to promote the development and growth of local competitors; and (14) shipping costs and/or delays. Many of these challenges are present in China, which is experiencing significant growth of both suppliers and prospective competitors to Applied, and which Applied believes presents a large potential market for its products and opportunity for growth over the long term. In addition, Applied must regularly reassess the size, capability and location of its global infrastructure and make appropriate changes. These challenges may materially and adversely affect Applied’s business, financial condition and results of operations.

Applied is exposed to risks associated with a highly concentrated semiconductor customer base.

Applied’s semiconductor customer base historically has been, and is becoming even more, highly concentrated. Orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of Applied’s net sales. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they delay or cancel orders, Applied may not be able to replace the business. As Applied’s products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant non-recoverable costs. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related or other commercial terms that are less favorable to Applied. In addition, certain customers have undergone significant ownership changes, have outsourced manufacturing activities, and/or have entered into strategic alliances or industry consortia that have increased the influence of key semiconductor manufacturers in technology decisions made by their partners, which may result in additional complexities in managing customer relationships and transactions. These factors could have a material adverse effect on Applied’s business, financial condition and results of operations.

Manufacturing interruptions or delays could affect Applied’s ability to meet customer demand, while the failure to estimate customer demand accurately could result in excess or obsolete inventory.

Applied’s business depends on its ability to supply equipment, services and related products that meet the rapidly changing requirements of its customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers. Some key parts may be subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers in developing regions, including China. In addition, Applied has implemented several key operational initiatives intended to improve manufacturing efficiency, including integrate-to-order, module-final-test and merge-in-transit programs. Significant interruptions of manufacturing operations or the delivery of services as a result of: (1) the failure or inability of suppliers to timely deliver quality parts; (2) volatility in the availability and cost of materials; (3) difficulties or delays in obtaining required export approvals; (4) information technology or infrastructure failures; (5) natural disasters (such as earthquakes, floods or storms); or (6) other causes (such as regional economic downturns, pandemics, political instability, terrorism or acts of war), could result in delayed deliveries, manufacturing inefficiencies, increased costs or order cancellations. Moreover, if actual demand for Applied’s products is different than expected, Applied may purchase more/fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. Any or all of these factors could materially and adversely affect Applied’s business, financial condition and results of operations.

The failure to successfully implement and conduct offshoring and outsourcing activities and other operational initiatives could adversely affect results of operations.

To better align costs with market conditions, increase its presence in growing markets, improve its tax structure, and enhance productivity and operational efficiency, Applied conducts engineering, software development and other operations in regions outside the United States, particularly India and China, and outsources certain functions to third parties, including companies in the United States, India, China and other countries. Outsourced functions include engineering, manufacturing, customer support, software development and administrative activities. The expanding role of third party providers has required changes to Applied’s existing operations and the adoption of new procedures and processes for retaining and managing these providers in order to protect Applied’s intellectual property. Applied has also begun a multi-year, company-wide program to transform certain business processes, which includes transitioning to a single-vendor enterprise resource planning (ERP) software system to perform various functions, such as order management and manufacturing control. If Applied does not effectively develop and implement its offshoring and outsourcing strategies, if required export and other governmental approvals are not timely obtained, if Applied’s third party providers do not perform as anticipated, or if there are delays or difficulties in implementing a new ERP system or enhancing business processes, Applied may not realize productivity improvements or cost efficiencies. and may experience operational difficulties, increased costs, manufacturing interruptions or delays, loss of its intellectual property rights, quality issues, increased product time-to-market and/or inefficient allocation of human resources, any or all of which could materially and adversely affect Applied’s business, financial condition and results of operations.

Applied is exposed to risks associated with acquisitions and strategic investments.

Applied has made, and in the future intends to make, acquisitions of, and investments in, companies, technologies or products in existing, related or new markets for Applied. Acquisitions involve numerous risks, including but not limited to: (1) diversion of management’s attention from other operational matters; (2) inability to complete acquisitions as anticipated or at all; (3) inability to realize anticipated benefits; (4) failure to commercialize purchased technologies; (5) inability to capitalize on characteristics of new markets that may be significantly different from Applied’s existing markets; (6) inability to obtain and protect intellectual property rights in key technologies; (7) ineffectiveness of an acquired company’s internal controls; (8) impairment of acquired intangible assets as a result of technological advancements or worse-than-expected performance of the acquired company or its product offerings; (9) unknown, underestimated and/or undisclosed commitments or liabilities; (10) excess or underutilized facilities; and (11) ineffective integration of operations, technologies, products or employees of the acquired companies. Applied also makes strategic investments in other companies, including companies formed as joint ventures, which may decline in value and/or not meet desired objectives. The success of these investments depends on various factors over which Applied may have limited or no control and, particularly with respect to joint ventures, requires ongoing and effective cooperation with strategic partners. Mergers and acquisitions and strategic investments are inherently subject to significant risks, and the inability to effectively manage these risks could materially and adversely affect Applied’s business, financial condition and results of operations.

The ability to attract, retain and motivate key employees is vital to Applied’s success.

Applied’s success and competitiveness depend in large part on its ability to attract, retain and motivate key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, changes in Applied’s management or leadership, competitors’ hiring practices, and the effectiveness of Applied’s compensation programs, including its equity-based programs. Applied regularly evaluates its overall compensation program and makes adjustments, as appropriate, to enhance its competitiveness. If Applied does not successfully attract, retain and motivate key employees, Applied’s ability to capitalize on its opportunities and its operating results may be materially and adversely affected.

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

The following table provides information as of April 29, 2007 with respect to the shares of common stock repurchased by Applied during the second quarter of fiscal 2007:

				Maximum Dollar
			Total Number of	Value of Shares
		Average	Shares Purchased as	That May Yet be
	Total Number of	Price Paid	Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Program*	the Program*
	(Shares in		(Shares in	(Dollars in
	thousands)		thousands)	millions)

Month #1
(January 29, 2007 to February 25, 2007)	1,847	$19.06	1,847	$4,965
Month #2
(February 26, 2007 to March 25, 2007)	10,661	$18.49	10,661	$4,768
Month #3
(March 26, 2007 to April 29, 2007)	8,870	$18.90	8,870	$4,600

Total	21,378	$18.71	21,378

*	On September 15, 2006, the Board of Directors approved a new stock repurchase program for up to $5.0 billion in repurchases over the next three years, ending September 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on March 14, 2007 in Santa Clara, California. Ten incumbent directors were re-elected without opposition to serve one-year terms in office. The results of this election were as follows:

	Vote for	Votes Withheld
Name of Director	(Shares)	(Shares)

James C. Morgan	1,240,524,666	27,331,313
Michael R. Splinter	1,238,409,768	29,446,211
Michael H. Armacost	1,233,704,921	34,151,058
Robert H. Brust	1,247,094,900	20,761,079
Deborah A. Coleman	1,246,897,597	20,958,382
Philip V. Gerdine	1,240,928,279	26,927,700
Thomas J. Iannotti	1,240,905,219	26,950,761
Charles Y.S. Liu	1,247,280,876	20,575,103
Gerhard H. Parker	1,247,643,789	20,212,191
Willem P. Roelandts	1,241,071,334	26,784,646

On a proposal to approve the Amended and Restated Employee Stock Incentive Plan, there were 653,354,589 votes cast in favor, 355,744,240 votes cast against, 10,448,189 abstentions and 248,308,962 broker non-votes.

On a proposal to approve the Amended and Restated Employees’ Stock Purchase Plan, there were 868,361,673 votes cast in favor, 140,917,908 votes cast against, 10,268,435 abstentions and 248,307,964 broker non-votes.

On a proposal to approve the Amended and Restated Senior Executive Bonus Plan, there were 1,193,406,185 votes cast in favor, 60,502,921 votes cast against and 12,345,511 abstentions.

On a proposal to ratify the appointment of KPMG LLP as Applied’s independent registered public accounting firm for the current fiscal year, there were 1,250,590,042 votes cast in favor, 5,781,631 votes cast against and 9,882,946 abstentions.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit
No	Description

10.45	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended.
10.46	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. 2000 Global Equity Incentive Plan, as amended.
10.47	Form of Performance Share Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended.
10.48	Form of Restricted Stock Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Ratio of Earnings to Fixed Charges

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ GEORGE S. DAVIS
George S. Davis
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

May 30, 2007

By:	/s/ YVONNE WEATHERFORD
Yvonne Weatherford
Corporate Vice President,
Corporate Controller
(Principal Accounting Officer)

May 30, 2007