Form 10-Q
period 2007-07-29
APPLIED MATERIALS INC /DE
filed 2007-08-30
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2007
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

Number of shares outstanding of the issuer’s common stock as of July 29, 2007: 1,378,105,310

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
Item 6. Exhibits
SIGNATURES
EXHIBIT 10.50
EXHIBIT 10.51
EXHIBIT 10.52
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	July 30,	July 29,	July 30,	July 29,
	2006	2007	2006	2007
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$2,543,443	$2,560,984	$6,648,721	$7,367,812
Cost of products sold	1,320,089	1,344,594	3,543,043	3,952,274

Gross margin	1,223,354	1,216,390	3,105,678	3,415,538
Operating expenses:
Research, development and engineering	304,326	292,584	853,086	871,195
Marketing and selling	123,810	115,969	322,289	334,988
General and administrative	117,083	134,359	333,889	375,561
Restructuring and asset impairments	(2,646)	1,616	210,623	23,382

Income from operations	680,781	671,862	1,385,791	1,810,412
Pre-tax loss of equity method investment	—	7,348	—	17,209
Interest expense	8,848	10,075	26,788	29,388
Interest income	50,578	32,468	147,899	96,593

Income before income taxes	722,511	686,907	1,506,902	1,860,408
Provision for income taxes	210,471	213,392	439,268	571,973

Net income	$512,040	$473,515	$1,067,634	$1,288,435

Earnings per share:
Basic	$0.33	$0.34	$0.68	$0.92
Diluted	$0.33	$0.34	$0.67	$0.91
Weighted average number of shares:
Basic	1,550,744	1,385,519	1,571,534	1,397,890
Diluted	1,562,615	1,407,264	1,586,878	1,415,720

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS*

	October 29,	July 29,
	2006	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$861,463	$1,112,675
Short-term investments	1,035,875	1,295,261
Accounts receivable, net	2,026,199	2,240,290
Inventories	1,406,777	1,361,875
Deferred income taxes	455,473	481,019
Assets held for sale	37,211	17,370
Other current assets	258,021	302,945

Total current assets	6,081,019	6,811,435
Long-term investments	1,314,861	1,349,211
Property, plant and equipment	2,753,883	2,782,510
Less: accumulated depreciation and amortization	(1,729,589)	(1,736,039)

Net property, plant and equipment	1,024,294	1,046,471
Goodwill, net	572,558	652,900
Purchased technology and other intangible assets, net	201,066	221,977
Equity-method investment	144,431	127,223
Deferred income taxes and other assets	142,608	156,166

Total assets	$9,480,837	$10,365,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$202,535	$202,528
Accounts payable and accrued expenses	2,023,651	2,203,223
Income taxes payable	209,859	143,012

Total current liabilities	2,436,045	2,548,763
Long-term debt	204,708	204,354
Other liabilities	188,684	224,129

Total liabilities	2,829,437	2,977,246

Stockholders’ equity:
Common stock	13,917	13,781
Additional paid-in capital	3,678,202	4,212,748
Retained earnings	9,472,303	10,525,120
Treasury stock	(6,494,012)	(7,375,271)
Accumulated other comprehensive income (loss)	(19,010)	11,759

Total stockholders’ equity	6,651,400	7,388,137

Total liabilities and stockholders’ equity	$9,480,837	$10,365,383

*	Amounts as of July 29, 2007 are unaudited. Amounts as of October 29, 2006 are derived from the October 29, 2006 audited consolidated financial statements.

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	July 30,	July 29,
	2006	2007
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$1,067,634	$1,288,435
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	197,385	187,310
Loss on fixed asset retirements	26,181	15,961
Restructuring and asset impairments	210,623	23,382
Deferred income taxes	(63,740)	(6,234)
Excess tax benefits from equity-based compensation plans	(25,103)	(16,990)
Acquired in-process research and development expense	14,000	4,900
Net recognized loss on investments	29,874	5,097
Pretax loss of equity-method investment	—	17,209
Equity-based compensation	160,716	130,308
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	(661,419)	(189,308)
Inventories	(154,974)	46,331
Other current assets	(1,438)	(36,810)
Other assets	196	3,019
Accounts payable and accrued expenses	394,822	129,120
Income taxes payable	122,828	(78,212)
Other liabilities	(11,079)	8,380

Cash provided by operating activities	1,306,506	1,531,898

Cash flows from investing activities:
Capital expenditures	(120,103)	(204,236)
Cash paid for acquisition, net of cash acquired	(329,326)	(136,828)
Investment in equity-method investment	(147,280)	—
Proceeds from disposition of assets held for sale	16,206	23,358
Proceeds from sales and maturities of investments	3,846,080	2,114,602
Purchases of investments	(2,749,584)	(2,376,791)

Cash provided by (used for) investing activities	515,993	(579,895)

Cash flows from financing activities:
Short-term debt repayments	(5,399)	(250)
Proceeds from common stock issuances	172,076	436,443
Common stock repurchases	(1,522,105)	(931,996)
Excess tax benefits from equity-based compensation plans	25,103	16,990
Payment of dividends to stockholders	(174,069)	(222,537)

Cash used for financing activities	(1,504,394)	(701,350)

Effect of exchange rate changes on cash and cash equivalents	10	559

Increase in cash and cash equivalents	318,115	251,212
Cash and cash equivalents — beginning of period	990,342	861,463

Cash and cash equivalents — end of period	$1,308,457	$1,112,675

Supplemental cash flow information:
Cash payments for income taxes	$370,674	$653,351
Cash payments for interest	$14,190	$14,081

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1	Basis of Presentation and Equity-Based Compensation

Basis of Presentation

In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 29, 2006 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 29, 2006 (2006 Form 10-K). Applied’s results of operations for the three and nine months ended July 29, 2007 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (United States) requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

In fiscal 2007, Applied changed its presentation of accretion of discounts and amortization of premiums on its investment portfolio and gains and losses on sales of investments in the Consolidated Condensed Statements of Cash Flows. This revision did not result in material changes to operating cash flows in the accompanying Consolidated Condensed Statements of Cash Flows. The accompanying consolidated condensed financial statements for fiscal 2006 have been conformed to the fiscal 2007 presentation.

Sales and Value Added Taxes

Taxes collected from customers and remitted to governmental authorities are presented on a net basis in the accompanying Consolidated Condensed Statements of Operations.

Interest Income

Interest income consists of interest earnings, gains and losses on investment securities, and certain portfolio management costs.

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

During the three months ended July 30, 2006 and July 29, 2007, Applied recognized equity-based compensation expense related to stock options, ESPP shares, restricted stock units and restricted stock of $54 million and $47 million, respectively. During the three months ended July 30, 2006 and July 29, 2007, Applied recognized income tax benefits related to equity-based compensation of $5 million and $13 million, respectively. During the first nine months of fiscal 2006, Applied recognized total equity-based compensation expense of $161 million and a related tax benefit of $31 million. During the first nine months of fiscal 2007, Applied recognized total equity-based compensation expense of $130 million and a related tax benefit of $37 million. The equity-based compensation expense related to restricted stock units and restricted stock for the three months ended July 30, 2006 and July 29, 2007 was $9 million and $29 million, respectively, and for the nine months ended July 30, 2006 and July 29, 2007

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

was $20 million and $75 million, respectively. The estimated fair value of Applied’s equity-based awards, less expected forfeitures, is amortized over the awards’ service periods on a straight-line basis.

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

	Three Months Ended		Nine Months Ended
	July 30,	July 29,	July 30,	July 29,
	2006	2007	2006	2007

Stock Options:
Dividend yield	1.23%	—	0.70%	1.12%
Expected volatility	36%	—	37%	31%
Risk-free interest rate	5.0%	—	4.5%	4.7%
Expected life (in years)	3.8	—	3.8	3.9

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, Applied annually reviews historical employee exercise behavior with respect to option grants with similar vesting periods. There were no stock options granted in the three months ended July 29, 2007. The weighted average grant date fair value of options granted during the three months ended July 30, 2006 was $5.07, and during the nine months ended July 30, 2006 and July 29, 2007 was $5.94 and $5.11, respectively.

Employee Stock Purchase Plans

Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied stock at the beginning of the applicable offering period or at the end of each applicable purchase period. There were no ESPP shares issued during the third quarter of fiscal 2007. Based on the Black-Scholes option pricing model, the weighted average estimated fair value of purchase rights under the ESPP was $5.34 and $4.80 for the nine months ended July 30, 2006 and July 29, 2007, respectively. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Nine Months Ended
	July 30,	July 29,
	2006	2007

ESPP:
Dividend yield	0.04%	1.19%
Expected volatility	31.9%	28.5%
Risk-free interest rate	3.19%	4.94%
Expected life (in years)	1.25	1.25

Restricted Stock Units and Restricted Stock

Restricted stock units are converted into shares of Applied common stock upon vesting on a one-for-one basis. Restricted stock units vest over a minimum of three years and typically vest over three to four years. Vesting of

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

For purposes of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair market value of Applied common stock for the period, as the effect would be anti-dilutive. Accordingly, options to purchase 133,936,000 and 57,049,000 shares of common stock for the three months ended July 30, 2006 and July 29, 2007, respectively, and options to purchase 132,287,000 and 74,196,000 shares of common stock for the nine months ended July 30, 2006 and July 29, 2007, respectively, were excluded from the computation.

Note 3	Accounts Receivable, Net

Applied has agreements with various financial institutions to sell accounts receivable from selected customers. Applied also discounts letters of credit through various financial institutions. Under these agreements, Applied sold accounts receivable and discounted letters of credit in the amounts of $49 million and $116 million for the three months ended July 30, 2006 and July 29, 2007, respectively, and $140 million and $392 million for the nine months ended July 30, 2006 and July 29, 2007, respectively. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented. As of July 29, 2007, $4 million of sold accounts receivable remained outstanding under these agreements. A portion of these sold accounts receivable is subject to certain recourse provisions. As of July 29, 2007, Applied has not experienced any losses under these recourse provisions.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 4	Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. Components of inventories were as follows:

	October 29,	July 29,
	2006	2007
	(In thousands)

Customer service spares	$466,414	$518,063
Raw materials	236,913	205,966
Work-in-process	272,654	226,505
Finished goods	430,796	411,341

	$1,406,777	$1,361,875

Included in finished goods inventory is $174 million at both October 29, 2006 and July 29, 2007 of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria, as set forth in Note 1 of Notes to the Consolidated Financial Statements in the 2006 Form 10-K.

Note 5	Goodwill, Purchased Technology and Other Intangible Assets

Details of unamortized intangible assets were as follows:

	October 29, 2006			July 29, 2007
		Other			Other
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
	(In thousands)

Gross carrying amount	$618,428	$17,860	$636,288	$698,770	$17,860	$716,630
Accumulated amortization	(45,870)	—	(45,870)	(45,870)	—	(45,870)

	$572,558	$17,860	$590,418	$652,900	$17,860	$670,760

Goodwill and unamortized intangible assets are not amortized but are subject to annual reviews for impairment, which Applied performs during the fourth quarter of each fiscal year. Applied conducted these impairment tests in the fourth quarter of fiscal 2006, and the results of these tests indicated that Applied’s goodwill and unamortized intangible assets were not impaired. Goodwill and unamortized intangible assets are also subject to review for impairment when circumstances or events occur during the year that indicate that the assets may be impaired. From October 29, 2006 to July 29, 2007, the change in goodwill was $80 million, primarily due to the acquisition of certain net assets of Brooks Automation, Inc. consisting of its software division (Brooks Software), which was completed in the second quarter of fiscal 2007. Other intangible assets that are not subject to amortization consist primarily of a trade name. As of July 29, 2007, goodwill and unamortized intangible assets by reportable segment was: Silicon, $224 million; Fab Solutions, $193 million; Display, $116 million; and Adjacent Technologies, $138 million. For additional details, see Note 12.

Details of amortized intangible assets were as follows:

	October 29, 2006			July 29, 2007
		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total
	(In thousands)

Gross carrying amount	$469,226	$75,617	$544,843	$489,847	$102,517	$592,364
Accumulated amortization	(327,335)	(34,302)	(361,637)	(349,664)	(38,583)	(388,247)

	$141,891	$41,315	$183,206	$140,183	$63,934	$204,117

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Purchased technology and other intangible assets are amortized over their estimated useful lives of 1 to 15 years using the straight-line method. From October 29, 2006 to July 29, 2007, the change in gross carrying amount of the amortized intangible assets was $48 million, primarily due to the acquisition of Brooks Software (see Note 12). Aggregate amortization expense was $6 million and $10 million for the three months ended July 30, 2006 and July 29, 2007, and $20 million and $28 million for the nine months ended July 30, 2006, and July 29, 2007, respectively. As of July 29, 2007, future estimated amortization expense is expected to be $9 million for the remainder of fiscal 2007, $37 million for fiscal 2008, $34 million for fiscal 2009, $30 million for fiscal 2010, $27 million for fiscal 2011, and $67 million thereafter. As of July 29, 2007, amortized intangible assets by reportable segment were: Silicon, $18 million; Fab Solutions, $61 million; Display, $52 million; and Adjacent Technologies, $73 million.

Note 6	Accounts Payable, Accrued Expenses, Guarantees and Contingencies

Accounts Payable and Accrued Expenses

Components of accounts payable and accrued expenses were as follows:

	October 29,	July 29,
	2006	2007
	(In thousands)

Accounts payable	$475,479	$479,467
Deferred revenue	369,875	468,634
Compensation and employee benefits	439,333	444,790
Installation and warranty	215,578	191,567
Customer deposits	97,495	145,689
Other accrued taxes	84,957	108,323
Dividends payable	69,600	82,686
Restructuring reserve	24,731	30,802
Other	246,603	251,265

	$2,023,651	$2,203,223

Changes in the warranty reserves during the three and nine months ended July 30, 2006 and July 29, 2007 were as follows:

	Three Months Ended		Nine Months Ended
	July 30,	July 29,	July 30,	July 29,
	2006	2007	2006	2007
	(In thousands)

Beginning balance	$150,461	$181,173	$136,613	$174,605
Provisions for warranty	54,831	48,502	162,548	141,619
Consumption of reserves	(40,041)	(41,754)	(133,910)	(128,303)

Ending balance	$165,251	$187,921	$165,251	$187,921

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Guarantees

During the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of July 29, 2007, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was $136 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Applied also has agreements with various global banks to facilitate subsidiary banking operations world-wide, including overdraft arrangements, bank guarantees and letters of credit. As of July 29, 2007, Applied Materials, Inc. has provided parent guarantees to banks for approximately $85 million to cover these arrangements.

Legal matters

David Scharf

On July 31, 2001, David Scharf, an individual, filed a lawsuit against Applied in the United States District Court for the Central District of California, captioned David Scharf v. Applied Materials, Inc. The lawsuit alleges that Applied has infringed, has induced others to infringe, and has contributed to others’ infringement of, a patent concerning color synthesizing scanning electron microscope technology. Mr. Scharf seeks preliminary and permanent injunctions, a finding of willful infringement, damages (including treble damages), and costs. Applied has answered the complaint and counterclaimed for declaratory judgment of non-infringement and invalidity. On May 10, 2002, Mr. Scharf filed a request for re-examination of his patent with the Patent and Trademark Office (PTO). On June 26, 2002, the case was removed from the Court’s active docket after the parties stipulated to stay the case pending the results of that re-examination. On July 11, 2002, Applied filed its own request for re-examination of Mr. Scharf’s patent with the PTO. Applied’s request for re-examination was granted on September 19, 2002. On April 23, 2004, the PTO notified Applied that it intended to issue a re-examination certificate. On June 14, 2004, Applied filed a second request for re-examination of Mr. Scharf’s patent with the PTO. The second request was denied on September 1, 2004. On October 1, 2004, Applied filed a petition for reconsideration of that denial, which subsequently was denied. The lawsuit was returned to the active docket of the District Court for the Central District of California in January 2006. The parties have completed fact discovery, and on February 22, 2007, the Court held a claim construction hearing. The Court heard oral arguments regarding the parties’ motions for summary judgment on August 13, 2007, and denied both parties’ motions for summary judgment on August 20, 2007. The Court has not scheduled a trial date. Applied believes it has meritorious defenses and counterclaims and intends to pursue them vigorously.

Linear Technology

On March 12, 2002, Linear Technology Corp. (LTC) filed a complaint against Applied in the Superior Court for the County of Santa Clara, captioned Linear Technology Corp. v. Applied Materials, Inc., Novellus Systems, Inc. and Tokyo Electron Ltd., alleging claims for breach of contract, fraud and deceit, negligent misrepresentation, suppression of fact, unfair competition, breach of warranty, express contractual indemnity, implied equitable indemnity and declaratory relief. The complaint alleged, among other things, that Applied is obligated to indemnify and defend LTC for certain claims in an underlying patent infringement lawsuit brought by Texas Instruments, Inc. (TI) against LTC. On November 12, 2002, LTC filed an amended complaint asserting essentially the same claims as in the original complaint, but adding an additional assertion that LTC and TI have settled their litigation. Applied’s motion to dismiss the amended complaint was granted in part. LTC filed Second and Third Amended Complaints, each of which was dismissed upon Applied’s motion. On February 13, 2004, LTC filed a Fourth Amended Complaint, which Applied moved to dismiss. LTC then filed a motion to amend its Fourth Amended Complaint, which the Court granted. On July 7, 2004, LTC filed a Fifth Amended Complaint. On October 5, 2004, Applied’s

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

motion to dismiss LTC’s Fifth Amended Complaint was granted with prejudice. On January 11, 2005, LTC filed a notice of appeal of the dismissal of its complaint, and oral argument of the LTC appeal was heard by the California Sixth District Court of Appeal on April 19, 2007. On June 19, 2007, the Sixth District Court of Appeals entered an order that upheld the trial court’s dismissal of LTC’s claims for fraud and deceit, but reversed the trial court’s dismissal of LTC’s remaining claims and remanded the case to the trial court for further proceedings. On July 30, 2007, Applied filed notice that it will seek review by the California Supreme Court of the reversal and remand order of the Sixth District Court of Appeal. Applied believes it has meritorious defenses and intends to pursue them vigorously.

Jusung

On December 24, 2003, Applied filed a lawsuit against Jusung Engineering Co., Ltd. (Jusung Engineering) and Jusung Pacific Co., Ltd. (Jusung Pacific, referred to together with Jusung Engineering as Jusung) in Tao-Yuan District Court in Taiwan, captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. The lawsuit alleges that Jusung is infringing a patent related to chemical vapor deposition owned by Applied (the CVD patent). In the lawsuit, Applied seeks a provisional injunction prohibiting Jusung from importing, using, manufacturing, servicing or selling in Taiwan certain liquid crystal display (LCD) manufacturing equipment. On December 25, 2003, the Tao-Yuan District Court ruled in favor of Applied’s request for a provisional injunction, and on January 14, 2004, the Court issued a provisional injunction order against Jusung Pacific. Jusung Pacific appealed those decisions, and the decisions were affirmed on appeal. On January 30, 2004, Jusung Pacific requested permission to post a counterbond to have the Jusung Pacific injunction lifted. Jusung Pacific’s counterbond request was granted, and on March 30, 2004, the provisional injunction order was lifted. At Applied’s request, on December 11, 2004, the District Court issued a provisional injunction order against Jusung Engineering. Jusung Engineering appealed that order, and the order was affirmed on appeal. Jusung Engineering also requested permission to post a counterbond to have the Jusung Engineering injunction lifted. Jusung Engineering’s counterbond request was granted, and on April 25, 2005, the provisional injunction order against Jusung Engineering was lifted. Applied has appealed both counterbond decisions. On June 30, 2004, Applied filed a “main action” patent infringement complaint against Jusung in the Hsinchu District Court in Taiwan, captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. In the lawsuit, Applied seeks damages and a permanent injunction for infringement of the CVD patent. The decisions regarding the provisional injunction and counterbond have no effect on the separate patent infringement lawsuit filed by Applied against Jusung in the Hsinchu Court. In August 2006, the Court set the litigation fee and the litigation security payment, and the main action is now proceeding on its merits. Applied’s CVD patent also is the subject of an invalidity proceeding filed in the Taiwanese Intellectual Property Office (“TIPO”) by Jusung Pacific in June 2004. On July 12, 2007, Applied received a decision from the TIPO allowing Applied’s recent amendments and dismissing Jusung’s invalidation action. Jusung has filed an appeal of the TIPO’s decision.

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

On January 31, 2007, Applied received notice that Jusung filed a complaint of private prosecution in the Taipei District Court of Taiwan dated November 10, 2006, entitled Jusung Engineering Co., Ltd. v. M. Splinter, Y. Lin, C. Lai and J. Lin. The complaint alleges that Applied’s outside counsel received from the Court and used a copy of an expert report that Jusung had filed in the ongoing patent infringement lawsuits and that Jusung had intended to remain confidential. Jusung named as defendants Applied’s Taiwan attorneys, as well as Michael R. Splinter, Applied’s President and Chief Executive Officer, as the statutory representative of Applied. On April 27, 2007 the Taipei District Court dismissed Jusung’s private prosecution complaint. Jusung filed an appeal of the dismissal to

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

the High Court. The High Court affirmed the District Court’s rejection of the private prosecution complaint on June 25, 2007.

On April 3, 2007, Jusung filed a complaint against Applied’s subsidiary, AKT America, Inc. (AKT America), and one of its suppliers, in Seoul Central District Court in Seoul, Korea, captioned Jusung Engineering, Co. Ltd. v. AKT America, Inc. The complaint alleges infringement of a Jusung patent involving the showerhead assembly of PECVD equipment for LCDs and seeks injunctive relief. On June 9, 2007, AKT America and its supplier filed an invalidation action with the Korean Intellectual Property Office (“KIPO”) against the patent asserted by Jusung. Applied believes that it has meritorious defenses that it intends to pursue vigorously.

On August 13, 2007, Applied filed a complaint against Jusung in the Seoul Central District Court in Seoul, Korea, captioned Applied Materials, Inc. v. Jusung Engineering Ltd. The complaint alleges infringement of an Applied patent involving a substrate support or housing for a substrate supporting pin used in PECVD equipment for LCDs and seeks both monetary damages and injunctive relief. Applied also initiated a confirmation of scope action with the Intellectual Property Tribunal of the KIPO based on the same patent.

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

Silicon Services Consortium

On January 19, 2006, five companies that sell refurbished Applied tools (Silicon Services Consortium Inc., Semiconductor Support Services Co., OEM Surplus, Inc., Precision Technician Inc., and Semiconductor Equipment Specialist, Inc.) filed a lawsuit against Applied in the United States District Court for the Western District of Texas, captioned Silicon Services Consortium, Inc., et al. v. Applied Materials, Inc. The plaintiffs claim that a policy that Applied announced in January 2005 limiting the sale of certain parts to them constituted an unlawful attempt to monopolize the refurbishment business, an interference with existing contracts, and an interference with prospective business relationships. The suit seeks injunctive relief, damages, costs and attorneys’ fees. After Applied filed a motion to dismiss the original complaint, the plaintiffs filed an amended complaint alleging similar conduct. Applied filed a motion to dismiss the amended complaint on April 7, 2006, which the Court denied on February 16, 2007. Applied believes it has meritorious defenses and intends to pursue them vigorously. On January 17, 2007, Applied filed a counterclaim in this matter, asserting claims for patent infringement, trademark infringement, trademark dilution, unfair competition, and misuse and misappropriation of trade secrets against each of the five plaintiffs/counterdefendants. Applied seeks damages for the harm it has suffered, as well as an injunction prohibiting any further violation of Applied’s intellectual property rights. Applied believes that it has meritorious claims and intends to pursue them vigorously. The Court has set a date for a Markman hearing in October 2007 and has scheduled trial to commence on November 3, 2008.

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

On February 9, 2007, the Board of Directors of Applied approved a plan (the Plan) to cease future development of beamline implant products for semiconductor manufacturing and close the operations of the Applied Implant Technologies (Implant) group based in Horsham, England. Under the Plan, Applied expects its research and development and manufacturing operations in Horsham to close by the end of December 2007. The total cost of implementing the Plan is expected to be in the range of $95 million to $110 million, and is reported in the Consolidated Condensed Statements of Operations under cost of products sold and operating expenses (including restructuring and asset impairment charges). The majority of the cash outlays in connection with the Plan are anticipated to occur in fiscal 2007. The Implant group operates in the Silicon segment and the results of its operations are not material to the segment’s financial position or results of operations.

Costs under the Plan during the first nine months of fiscal 2007 consisted primarily of inventory-related charges reported as cost of products sold of $53 million, other operating expenses of $3 million, and restructuring and asset impairment charges of $27 million. During the first nine months of fiscal 2007, Applied recorded restructuring charges of $19 million, consisting primarily of employee termination costs to reduce its workforce by approximately 200 positions. The majority of the affected employees are based in Horsham, England, and represent multiple functions. Asset impairment charges included $8 million of fixed asset write-offs.

Changes in restructuring reserves related the Plan for the nine months ended July 29, 2007 were as follows:

	Severance	Facilities	Total
	(In thousands)

Provision for restructuring reserves	$16,685	$74	$16,759
Consumption of reserves	—	(47)	(47)
Foreign currency changes	340	2	342

Balance, April 29, 2007	17,025	29	17,054

Provision for restructuring reserves	1,565	139	1,704
Consumption of reserves	(5,764)	(112)	(5,876)
Foreign currency changes	300	—	300

Balance, July 29, 2007	$13,126	$56	$13,182

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Chunan, Korea; Hillsboro, Oregon; and Danvers, Massachusetts; and 26 acres of unimproved land in Hillsboro, Oregon. During fiscal 2006, Applied sold the Danvers, Massachusetts facility for net proceeds of $16 million and recognized a gain of $4 million; recorded additional impairment charges on the Narita and Chunan facilities of $6 million; and recorded a restructuring charge of $4 million related to environmental contamination of the Narita site. During the first quarter of fiscal 2007, Applied sold the Hillsboro, Oregon facility for net proceeds of $9 million and recognized a gain of $3 million. During the second quarter of fiscal 2007, Applied sold the Chunan facility for net proceeds of $8 million and recognized a slight gain. During the third quarter of fiscal 2007, Applied sold the 26 acres of unimproved land in Hillsboro for net proceeds of $6 million and recognized an insignificant gain. Subsequent to the third quarter of fiscal 2007, Applied entered into an agreement to sell the Narita facility for net proceeds of $14 million. The sale is expected to close in the fourth quarter of fiscal 2007.

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

For the nine months ended July 29, 2007, changes in restructuring reserves for facilities realignment programs initiated in 2003 and 2004 were as follows:

(In thousands)

Balance, October 29, 2006	$24,731
Consumption of reserves	(3,032)

Balance, January 28, 2007	21,699

Consumption of reserves	(1,849)
Adjustments to reserves	(227)
Foreign currency changes	(59)

Balance, April 29, 2007	19,564

Consumption of reserves	(1,916)
Foreign currency changes	(28)

Balance, July 29, 2007	$17,620

Note 8	Derivative Financial Instruments

Applied’s derivative financial instruments, consisting of currency forward exchange and option contracts, are recorded at fair value on the Consolidated Condensed Balance Sheet, either in other current assets or accounts payable and accrued expenses. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment, as well as the ineffective portion of any hedges, are recognized in the consolidated results of operations. The effective portion of the gain/(loss) is reported as a component of accumulated other comprehensive income in stockholders’ equity, and is reclassified into results of operations when the hedged transaction affects income/(loss). All amounts included in accumulated other comprehensive income as of July 29, 2007 will generally be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness, and are recognized in cost of products sold or expensed. The change in option and forward time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain/(loss) on the associated financial instrument in general and administrative expenses. The amounts recognized due to the anticipated transactions failing to occur or ineffective hedges were not material for all periods presented.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income related to derivative activities remained unchanged for the three months ended July 29, 2007, and decreased by $3 million for the nine months ended July 29, 2007 due to a net decrease in the intrinsic value of derivatives.

Note 9	Stockholders’ Equity

Comprehensive Income

Components of comprehensive income, on an after-tax basis where applicable, were as follows:

	Three Months Ended		Nine Months Ended
	July 30,	July 29,	July 30,	July 29,
	2006	2007	2006	2007
	(In thousands)

Net income	$512,040	$473,515	$1,067,634	$1,288,435
Change in unrealized net gain/(loss) on investments	10,168	21,110	(169)	23,340
Change in unrealized net gain/(loss) on derivative instruments qualifying as cash flow hedges	2,734	(330)	(5,220)	(2,718)
Foreign currency translation adjustments	10,246	2,453	8,176	10,147
Change in minimum pension liability	—	—	(7,069)	—

Comprehensive income	$535,188	$496,748	$1,063,352	$1,319,204

Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	October 29,	July 29,
	2006	2007
	(In thousands)

Unrealized gain/(loss) on investments	$(5,132)	$18,208
Unrealized gain on derivative instruments qualifying as cash flow hedges	4,319	1,601
Minimum pension liability	(17,985)	(17,985)
Cumulative translation adjustments	(212)	9,935

	$(19,010)	$11,759

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

On September 15, 2006, the Board of Directors approved a new stock repurchase program for up to $5.0 billion in repurchases over the next three years ending in September 2009, of which authorization for $4.2 billion of repurchases remained as of July 29, 2007. Under this authorization, Applied is continuing a systematic stock repurchase program and also may make supplemental stock repurchases from time to time, depending on market conditions, stock price and other factors.

During the three months ended July 30, 2006 and July 29, 2007, respectively, Applied repurchased 30,658,000 shares of its common stock at an average price of $16.30 for a total cash outlay of $500 million, and 20,085,000 shares of its common stock at an average price of $19.91 for a total cash outlay of $400 million. During the nine months ended July 30, 2006 and July 29, 2007, respectively, Applied repurchased 84,722,000 shares of its common stock at an average price of $17.70 for a total cash outlay of $1.5 billion, and 41,464,000 shares of its common stock at an average price of $19.29 for a total cash outlay of $800 million. There were no common stock repurchases made during the first quarter of fiscal 2007.

Dividends

On June 19, 2007, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.06 per share, payable on September 6, 2007 to stockholders of record as of August 16, 2007, for a total of $83 million. On March 14, 2007, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.06 per share, which was paid on June 7, 2007 to stockholders of record as of May 17, 2007, for a total of $83 million. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors.

Note 10	Employee Benefit Plans

Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries. The components of the net periodic pension costs of these defined benefit plans for the three and nine months ended July 30, 2006 and July 29, 2007 were as follows:

	Three Months Ended		Nine Months Ended
	July 30,	July 29,	July 30,	July 29,
	2006	2007	2006	2007
	(In thousands)		(In thousands)

Service cost	$3,599	$3,947	$10,797	$11,649
Interest cost	2,045	2,627	6,135	7,831
Expected return on plan assets	(1,058)	(1,425)	(3,174)	(4,275)
Amortization of transition obligation	16	16	48	48
Amortization of prior service costs	34	(30)	102	(90)
Amortization of net loss	620	503	1,860	1,509

Net periodic pension cost	$5,256	$5,638	$15,768	$16,672

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

Applied has credit facilities for unsecured borrowings in various currencies of up to approximately $1.2 billion, of which $1 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

expire in January 2012. This agreement provides for borrowings at interest rates keyed to one of the two rates selected by Applied for each advance, and includes financial and other covenants with which Applied was in compliance at July 29, 2007. No amounts were outstanding under this agreement at July 29, 2007. The remaining credit facilities of approximately $158 million are with Japanese banks at rates indexed to their prime reference rate and are denominated in Japanese yen. No amounts were outstanding under these Japanese credit facilities at July 29, 2007.

Note 12	Business Combinations and Equity-Method Investment

On March 30, 2007, Applied purchased Brooks Software for $137 million in cash. The acquired business is a leading provider of factory management and control software to the semiconductor and LCD industries. Its products complement Applied’s existing software applications and are expected to enable Applied to offer customers a comprehensive computer integrated manufacturing (CIM) solution for optimizing fab operations. The acquired business and its employees are being integrated within the Applied Global Services organization, which is reported under the Fab Solutions segment. Applied recorded an in-process research and development (IPR&D) expense of $5 million, reported as research, development and engineering expense, goodwill of $80 million, and other intangible assets of $47 million. The acquired IPR&D expense was determined by identifying research projects for which technological feasibility had not been established and no alternative future use existed. The value of the projects identified as in-process was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value at a rate commensurate with the level of risk and maturity of the projects, and then applying a percentage of completion to the calculated value.

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

On July 20, 2006, Applied and Dainippon Screen Mfg. Co., Ltd. (Screen) completed the formation of Sokudo Co., Ltd., a Japanese joint venture company (Sokudo), to deliver advanced track solutions for customers’ critical semiconductor manufacturing requirements. Screen owns 52 percent and holds the controlling interest in Sokudo, and Applied owns 48 percent. Screen transferred into Sokudo its existing track business and related intellectual property, including employees, products and its installed base of systems. Applied paid $147 million for its investment in Sokudo. Additionally, Applied contributed to Sokudo certain technology and related intellectual property and provided key development employees. Screen performs manufacturing for Sokudo under an outsourcing agreement. Applied accounts for its interest in Sokudo under the equity method of accounting. Under this accounting method, Applied’s exposure to loss from ongoing operations is limited to $127 million as of July 29, 2007, which represents Applied’s carrying value of its investment in Sokudo. Applied’s investment in Sokudo is classified as an equity-method investment on the Consolidated Condensed Balance Sheet, and includes the unamortized excess of Applied’s investment over its equity in the joint venture’s net assets in the amount of $41 million, which is being amortized on a straight-line basis over its estimated economic useful life of 7 years.

On July 7, 2006, Applied completed its acquisition of Applied Films Corporation, a Colorado corporation (Applied Films) and leading supplier of thin film deposition equipment used in manufacturing LCD, solar cells, flexible electronics and energy-efficient glass. Applied paid $28.50 per share in cash for each outstanding share of Applied Films. The total purchase price was approximately $484 million, or $328 million net of Applied Films’ existing cash and marketable securities. As part of the acquisition, Applied assumed Applied Films’ outstanding stock options and restricted stock awards that, at the acquisition date, had a total fair value of $26 million, of which $18 million was allocated to the purchase price and the remainder to unearned compensation. Upon the acquisition and subject to vesting, Applied Films stock options became exercisable for shares of Applied common stock and Applied Films restricted stock awards became payable in shares of Applied common stock totaling, in the

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

aggregate, three million shares of Applied common stock. The fair value of the assumed Applied Films stock options was determined using a Black-Scholes model. The use of the Black-Scholes model and method of determining the variables is consistent with Applied’s valuation of equity-based compensation. Applied recorded an IPR&D expense of $14 million, reported as research, development and engineering expense; goodwill of $226 million; and other intangible assets of $140 million. The acquired IPR&D expense was determined by identifying research projects for which technological feasibility had not been established and no alternative future use existed. The value of the projects identified as in-process was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value at a rate commensurate with the level of risk and maturity of the projects, and then applying a percentage of completion to the calculated value.

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

For all of the purchase business combinations discussed above, the results of operations prior to the acquisition dates were not material in relation to those of Applied for any of the periods presented herein. Goodwill is not amortized but is reviewed periodically for impairment and purchased technology and other intangible assets are amortized over their useful life of 1 to 15 years.

Note 13	Income Taxes

Applied’s effective income tax rate for the third quarter of fiscal 2007 was 31.1 percent. Applied’s effective income tax rate was 29.1 percent for the comparable quarter of fiscal 2006 and included benefits of $34 million due primarily to a favorable resolution of audits of prior years’ income tax filings. Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, and the tax rate on equity compensation. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly.

Note 14	Industry Segment Operations

Applied’s four reportable segments are: Silicon, Fab Solutions, Display, and Adjacent Technologies. Applied’s chief operating decision-maker, the President and CEO, reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of July 29, 2007 and the distinctive nature of each segment. Prior periods have been reclassified to conform to the current presentation. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. Prior to the fourth quarter of fiscal 2006, Applied operated in one reportable segment.

Each reportable segment is separately managed and has separate financial results that are reviewed by Applied’s chief operating decision-maker. Each reportable segment contains closely related products that are unique to the particular segment. Segment operating income is determined based upon internal performance measures used by the President and CEO.

Applied derives the segment results from its internal management reporting system. The accounting policies Applied uses to derive reportable segment results are substantially the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics, including orders, net sales and operating income. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. Applied does not allocate to its reportable segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include charges for equity-

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

based compensation and certain components of variable compensation, corporate marketing and sales, corporate functions (certain management, finance, legal, human resources and RD&E), and unabsorbed information technology and occupancy. In addition, Applied does not allocate to its reportable segments restructuring and asset impairment charges and any associated adjustments related to restructuring actions. Segment operating income excludes interest income, interest expense and other financial charges and income taxes. Management does not consider the unallocated costs in measuring the performance of the reportable segments.

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

Information for each reportable segment for the three months and nine months ended July 30, 2006 and July 29, 2007 is as follows:

	Three Months Ended		Nine Months Ended
		Operating		Operating
	Net Sales	Income (Loss)	Net Sales	Income (Loss)
	(In thousands)		(In thousands)

2006:
Silicon	$1,642,682	$586,300	$4,358,889	$1,429,271
Fab Solutions	602,400	184,437	1,619,521	454,386
Display	298,361	110,589	670,311	224,311
Adjacent Technologies	—	(8,500)	—	(8,500)

Total Segment	$2,543,443	$872,826	$6,648,721	$2,099,468

2007:
Silicon	$1,772,042	$702,466	$5,000,259	$1,828,524
Fab Solutions	553,804	136,777	1,623,982	423,828
Display	206,442	52,085	640,236	159,028
Adjacent Technologies	28,696	(29,349)	103,335	(59,021)

Total Segment	$2,560,984	$861,979	$7,367,812	$2,352,359

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Reconciliations of segment operating results to Applied consolidated totals for the three and nine months ended July 30, 2006 and July 29, 2007 are as follows:

	Three Months Ended		Nine Months Ended
	July 30,	July 29,	July 30,	July 29,
	2006	2007	2006	2007
	(In thousands)		(In thousands)

Total segment operating income	$872,826	$861,979	$2,099,468	$2,352,359
Unallocated costs	(194,691)	(188,501)	(503,054)	(518,565)
Restructuring and asset impairment charges	2,646	(1,616)	(210,623)	(23,382)

Income from operations	$680,781	$671,862	$1,385,791	$1,810,412

Note 15	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (SFAS No. 159), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective for Applied in fiscal 2009. Applied is evaluating the potential impact of the implementation of SFAS No. 159 on its financial position and results of operations.

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

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently-issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 will become effective for Applied beginning in fiscal 2008. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

cumulative-effect adjustment recorded to the beginning balances of goodwill, additional paid in capital or retained earnings. Applied is evaluating the potential impact of the implementation of FIN 48 on its financial position and results of operations.

Note 16	Subsequent Events

On August 28, 2007, Applied announced that it has agreed to purchase certain assets from BOC Edwards, Inc. of its Kachina semiconductor equipment parts cleaning and refurbishment business for an undisclosed amount, subject to certain closing conditions and is expected to be completed in the fourth quarter of fiscal 2007. The results of operations of this acquisition are not expected to have a material effect on Applied’s fiscal 2007 financial condition or results of operations.

On June 25, 2007, Applied entered into an agreement with the shareholders of HCT Shaping Systems SA (HCT), a privately-held company based in Switzerland, to purchase all of the outstanding shares of HCT. The closing of the share purchase occurred on August 23, 2007, at which time HCT became a wholly-owned subsidiary of Applied. HCT is the world’s leading supplier of precision wafering systems used principally in manufacturing crystalline silicon (c-Si) substrates for the solar industry. Applied paid the aggregate sum of approximately CHF (Swiss Francs) 583 million (or approximately US $483 million) in cash for the shares. The acquisition is part of Applied’s strategy to accelerate customers’ ability to reduce the costs of c-Si photovoltaic cell manufacturing in order to make solar energy more competitive with grid electricity. HCT’s wafering systems exactly section silicon ingots into thin substrates for use in fabricating c-Si solar cells. The HCT business and employees will be integrated within Applied’s New Business and New Products Group and reported under the Adjacent Technologies segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements in this Quarterly Report, including those made by the management of Applied, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Applied’s future financial results, operating results, cash flows and cash deployment strategies, business strategies, projected costs, products, competitive position, management’s plans and objectives for future operations, acquisitions and joint ventures, growth opportunities, and legal proceedings; customers’ fab utilization rates, demand and spending; and, semiconductor and semiconductor-related industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in Part II, Item 1A, “Risk Factors.” Other risks and uncertainties may be disclosed from time to time in Applied’s other Securities and Exchange Commission (SEC) filings. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Applied undertakes no obligation to revise or update any forward-looking statements.

Overview

Applied provides nanomanufacturing technologytm solutions for the global semiconductor, liquid crystal display (LCD), solar and related industries, with a broad portfolio of innovative equipment, service and software products. Applied’s customers include manufacturers of semiconductor chips and wafers, LCDs, solar photovoltaic (PV) cells, flexible electronics and energy-efficient glass. Applied operates in four reportable segments: Silicon, Fab Solutions, Display, and Adjacent Technologies. Product development and manufacturing activities occur in North America, Europe, Israel and Asia. Applied’s broad range of equipment and service products are highly technical and are sold through a direct sales force.

As a supplier to the semiconductor and semiconductor-related industries, Applied’s results are driven by worldwide demand for integrated circuits, which in turn depends on end-user demand for electronic products. Applied’s business is subject to cyclical industry conditions as demand for manufacturing equipment and services can change depending on supply and demand for chips, LCD’s and other electronic devices as well as other factors, such as technological advances in fabrication processes.

The following table presents certain significant measurements for the three and nine months ended July 30, 2006 and July 29, 2007:

	Three Months Ended			Nine Months Ended
	July 30,	July 29,		July 30,	July 29,
	2006	2007	% Change	2006	2007	% Change
	(In millions, except per share amounts and percentages)			(In millions, except per share amounts and percentages)

New orders	$2,670	$2,284	(14)%	$7,199	$7,471	4%
Net sales	$2,543	$2,561	1%	$6,649	$7,368	11%
Gross margin	$1,223	$1,216	(1)%	$3,106	$3,416	10%
Gross margin percent	48.1%	47.5%	(1)%	46.7%	46.4%	(1)%
Net income	$512	$474	(8)%	$1,068	$1,288	21%
Earnings per diluted share	$0.33	$0.34	3%	$0.67	$0.91	35%

Results for the first nine months of fiscal 2007 reflected improved conditions in the semiconductor industry that began with the industry’s recovery in 2006. During this period conditions in the display industry were mixed as manufacturers postponed capacity additions despite strong consumer demand. Orders and net sales increased during the first nine months of fiscal 2007 over the corresponding period in fiscal 2006, primarily due to strong demand from DRAM and flash memory chip manufacturers, partially offset by a significant decline in the LCD equipment business as manufacturers absorbed capacity following substantial growth in 2006. Orders declined for the third quarter of fiscal 2007 compared to the prior year period reflecting the weakness in demand for LCD equipment, in addition to a drop in demand for equipment from foundries and logic customers and lower fab operations demand. Sales increased slightly for the third quarter of fiscal 2007, compared to the third quarter of fiscal 2006, as strength in memory was offset by lower fab operations spending.

Net income for the first nine months of fiscal 2007 improved compared to the same period in the prior year due to higher sales and lower restructuring and asset impairment charges and a continued focus on operating efficiency and cost controls, offset in part by lower interest income. Fiscal 2007 results included restructuring and asset impairment and other charges associated with ceasing development of beamline implant products, equity-based compensation expenses, and an in-process research and development (IPR&D) expense associated with the acquisition of certain net assets of Brooks Automation, Inc. (Brooks Software). Net income for the third quarter of fiscal 2007 declined compared to the same period in the prior year due to lower interest income and losses recognized on the equity method investment, partially offset by savings from a continued focus on operating efficiency and cost controls.

Results of Operations

Applied received new orders of $2.3 billion for the third quarter of fiscal 2007, compared to $2.6 billion for the second quarter of fiscal 2007 and $2.7 billion for the third quarter of fiscal 2006. New orders for the third quarter of fiscal 2007 decreased by 14 percent from the preceding quarter and decreased by 14 percent from the third quarter of fiscal 2006. The decrease in new orders for the third quarter of fiscal 2007 from the previous quarter was primarily attributable to lower demand for semiconductor equipment for DRAM applications as customers absorbed recently-added capacity, compounded by lower demand for service products and continuing weakness in foundry and LCD equipment demand. New orders increased 4 percent to $7.5 billion for the first nine months of fiscal 2007, compared to $7.2 billion for the first nine months of fiscal 2006. Increased orders for the first nine months reflected increased demand for semiconductor manufacturing equipment and service products, partially offset by delays in investment by LCD customers.

New orders by geographic region (determined by the location of customers’ facilities) for the past two consecutive quarters were as follows:

	Three Months Ended
	April 29,		July 29,
	2007		2007
	($)	(%)	($)	(%)
	(Dollars in millions)

Taiwan	781	30	715	31
Japan	378	14	454	20
Korea	410	15	430	19
North America*	403	15	271	12
Southeast Asia and China	389	15	216	9
Europe	287	11	198	9

Total	2,648	100	2,284	100

*	Primarily the United States.

Applied’s backlog for the most recent three fiscal quarters was as follows: $3.4 billion at July 29, 2007, $3.7 billion at April 29, 2007, and $3.6 billion at January 28, 2007. Backlog consists only of orders for which written authorizations have been accepted, shipment dates within 12 months have been assigned and revenue has not been recognized. Due to the potential for customer changes in delivery schedules or cancellation of orders, Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods.

Net sales increased 1 percent to $2.6 billion for the third quarter of fiscal 2007, compared to $2.5 billion for the second quarter of fiscal 2007 and the third quarter of fiscal 2006, reflecting higher net sales of semiconductor equipment to memory application manufacturers, partially offset by continued delays in capital investment by LCD manufacturers and lower fab operations spending. Net sales increased 11 percent to $7.4 billion for the first nine months of fiscal 2007, compared to $6.6 billion for the first nine months of fiscal 2006, reflecting higher net sales of semiconductor equipment to memory application manufacturers, partially offset by continued delays in capital investment by LCD manufacturers.

Net sales by geographic region (determined by the location of customers’ facilities) for the three and nine months ended July 30, 2006 and July 29, 2007 were as follows:

	Three Months Ended				Nine Months Ended
	July 30,		July 29,		July 30,		July 29,
	2006		2007		2006		2007
	($)	(%)	($)	(%)	($)	(%)	($)	(%)
	(In millions, except percentages)

Taiwan	688	27	895	35	1,515	23	2,105	29
Korea	412	16	397	16	1,307	20	1,373	19
Southeast Asia and China	382	15	343	13	807	12	972	13
North America(*)	418	17	342	13	1,197	18	1,178	16
Japan	415	16	337	13	1,074	16	1,064	14
Europe	228	9	247	10	749	11	676	9

Total	2,543	100	2,561	100	6,649	100	7,368	100

*	Primarily the United States.

Gross margin percentage was 47.5 percent for the third quarter of fiscal 2007, compared to 48.1 percent for the third quarter of fiscal 2006. The decrease in the gross margin percentage for the third quarter of fiscal 2007 from that of the prior year’s period was principally attributable to product mix, incremental charges attributable to acquisitions consisting of inventory fair value adjustments on products sold and amortization of purchased intangible assets, partially offset by higher revenue levels and lower material costs. Gross margin during the third quarters of fiscal 2006 and 2007 included $9 million and $8 million, respectively, of equity-based compensation expense.

Gross margin percentage was 46.4 percent for the for the first nine months of fiscal 2007, compared to 46.7 percent for the first nine months of fiscal 2006. The decrease in the gross margin percentage for the first nine months of fiscal 2007 from that of the prior year’s period was principally attributable to inventory-related charges of $53 million associated with ceasing development of beamline implant products, incremental charges attributable to acquisitions consisting of inventory fair value adjustments on products sold and amortization of purchased intangible assets and product mix, partially offset by higher revenue levels and lower material costs. Gross margin during the first nine months of fiscal 2006 and 2007 included $27 million and $22 million, respectively, of equity-based compensation expense.

Operating expenses included expenses related to RD&E, marketing and selling (M&S), and general and administrative (G&A). Expenses related to RD&E, M&S and G&A were $543 million for the third quarter of fiscal 2007 compared to $545 million for the third quarter of fiscal 2006, and $1.6 billion for the first nine months of fiscal 2007 compared to $1.5 billion for the first nine months of fiscal 2006. Higher operating expenses in these categories during the first nine months of fiscal 2007 compared to the same period in the prior year were principally attributable to increased operating costs from acquired businesses. These were partially offset by lower equity and variable compensation expenses and savings from cost control initiatives, including ceasing development of beamline implant products and transitioning to managed services providers to perform information technology and business infrastructure support. During the first nine months of fiscal 2007 and fiscal 2006, Applied recognized RD&E expenses for IPR&D charges related to acquisitions of $5 million and $14 million, respectively. (See Note 12 of the Notes to Consolidated Condensed Financial Statements.)

Operating expenses for the nine months ended July 29, 2007 include inventory-related charges reported as cost of products sold of $53 million, other operating expenses of $3 million and restructuring and asset impairment charges of $27 million associated with ceasing development of beamline implant products. (See Note 7 of Notes to Consolidated Condensed Financial Statements.)

Operating expenses during the first nine months of fiscal 2006 and 2007 included asset impairment and restructuring charges of $211 million, and a benefit of $4 million, respectively, related to the disinvestment of certain real estate. (See Note 7 of Notes to Consolidated Condensed Financial Statements.)

Net interest income was $22 million and $42 million for the three months ended July 29, 2007 and July 30, 2006, respectively and $67 million and $121 million for the nine months ended July 29, 2007 and July 30, 2006, respectively. Lower net interest income during the third quarter and first nine months of fiscal 2007 was primarily due to the reduction in cash and investments during the fourth quarter of fiscal 2006, when Applied repurchased 145 million shares of its outstanding common stock for an aggregate purchase price of $2.6 billion under an accelerated buyback program. The repurchase was funded with Applied’s existing cash and investments, resulting in lower interest income.

Applied’s effective income tax rate for the third quarter of fiscal 2007 was 31.1 percent. Applied’s effective income tax rate was 29.1 percent for the comparable quarter of fiscal 2006 and included benefits of $34 million due primarily to a favorable resolution of audits of prior years’ income tax filings. Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, and the tax rate on equity compensation. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly.

Segment Information

A description of the products and services, as well as financial data, for Applied’s Silicon, Fab Solutions, Display, and Adjacent Technologies reportable segments can be found in Note 14 of Notes to Consolidated Condensed Financial Statements. Future changes to Applied’s internal financial reporting structure may result in changes to the reportable segments disclosed. Applied does not allocate to its reportable segments certain operating expenses which are reported separately at the corporate level. These unallocated costs include charges for equity-based and certain components of variable compensation, corporate marketing and sales, corporate functions (certain management, finance, legal, human resources and RD&E), unabsorbed information technology and occupancy. Prior to the fourth quarter of fiscal 2006, Applied operated in one reportable segment. Accordingly, prior period amounts have been reclassified to conform to the current presentation. Discussions below include the results of each reportable segment for the three and nine months ended July 30, 2006 and July 29, 2007.

Silicon Segment

The Silicon segment includes semiconductor capital equipment for etch, front end, thin film, chemical mechanical planarization (CMP), and inspection. Development efforts are focused on solving customers’ key technical challenges, including transistor performance and nanoscale patterning, and on reducing chip manufacturing costs. A significant portion of fiscal 2007 demand was attributable to a growing market for consumer products with increased memory content.

	Three Months Ended		Nine Months Ended
	July 30,	July 29,	July 30,	July 29,
	2006	2007	2006	2007
	(In millions)		(In millions)

New orders	$1,850	$1,614	$4,881	$5,308
Net sales	$1,643	$1,772	$4,359	$5,000
Operating income	$586	$702	$1,429	$1,829

Silicon new orders decreased 13 percent to $1.6 billion for the third quarter of fiscal 2007, compared to $1.9 billion for the third quarter of fiscal 2006, due to a drop in demand for equipment from foundries and logic customers. Decreased orders in thin films, inspection, etch, and beamline implant product were partially offset by increases in front end product orders. New orders increased 9 percent to $5.3 billion for the first nine months of fiscal 2007, compared to $4.9 billion for the first nine months of fiscal 2006, reflecting the semiconductor industry’s growth during this period, driven by demand for cell phones, digital TVs, game consoles, MP3 players and other electronic products. The majority of new orders were for memory applications as customers invested in leading-edge Flash and DRAM memory devices, while orders from foundries remained at low levels due to low utilization rates.

Net sales increased 8 percent to $1.8 billion for the third quarter of fiscal 2007 from $1.6 billion for the third quarter of fiscal 2006. Net sales increased 15 percent to $5.0 billion for the first nine months of fiscal 2007, compared to $4.4 billion for the first nine months of fiscal 2006. Increases in net sales for both periods were due to increased investment by memory and logic semiconductor customers in multiple areas, including etch, inspection, and front end products.

Operating income increased 20 percent to $702 million for the third quarter of fiscal 2007 from $586 million for the third quarter of fiscal 2006. Operating income increased 28 percent to $1.8 billion for the first nine months of fiscal 2007, compared to $1.4 billion for the first nine months of fiscal 2006. Operating income increases in both periods were due to higher revenue levels and continued focus on cost controls. Operating income for the first nine months of fiscal 2007 included charges of $57 million related to ceasing development of beamline implant products.

Fab Solutions Segment

The Fab Solutions segment consists of the services business that delivers products to improve the operating efficiency of customers’ factories and includes spares and remanufactured equipment sales. Customer demand for spare parts and services is fulfilled through a global distribution system with trained service engineers located in close proximity to customer sites. This business is focused on expanding with technically-differentiated new products that reduce fab operation costs and enable customers to lessen the environmental impact of manufacturing.

	Three Months Ended		Nine Months Ended
	July 30,	July 29,	July 30,	July 29,
	2006	2007	2006	2007
	(In millions)		(In millions)

New orders	$587	$527	$1,635	$1,772
Net sales	$602	$554	$1,620	$1,624
Operating income	$184	$137	$454	$424

New orders decreased 10 percent to $527 million for the third quarter of fiscal 2007, compared to $587 million for the third quarter of fiscal 2006, due to lower orders for remanufactured equipment, partially offset by increased orders for spares and factory software products that became available with Applied’s acquisition of Brooks Software. New orders increased 8 percent to $1.8 billion for the first nine months of fiscal 2007, compared to $1.6 billion for the first nine months of fiscal 2006. Increased orders for the first nine months reflected increased demand for spares parts and factory automation products acquired from Brooks Software.

Net sales decreased 8 percent to $554 million for the third quarter of fiscal 2007, compared to $602 million for the third quarter of fiscal 2006, reflecting lower sales for remanufactured equipment and spares, partially offset by increased factory software sales. Net sales of $1.6 billion for the first nine months of fiscal 2007 were flat compared to the first nine months of fiscal 2006 and reflected declines in spares and remanufactured equipment sales, offset by increased factory software sales.

Operating income decreased 26 percent to $137 million for the third quarter of fiscal 2007 from $184 million for the third quarter of fiscal 2006 as a result of lower net sales and product mix. Operating income decreased 7 percent to $424 million for the first nine months of fiscal 2007, compared to $454 million for the first nine months of fiscal 2006, reflecting product mix and increased operating expenses and charges related to the recently acquired software division.

Display Segment

The Display segment encompasses products and services for manufacturing liquid crystal flat panel displays for personal computers and TVs, including high-definition TVs. The Display segment is focused on expanding market share by differentiation with larger-scale substrates, entry into new markets, and development of products to enable cost reductions through productivity and uniformity.

	Three Months Ended		Nine Months Ended
	July 30,	July 29,	July 30,	July 29,
	2006	2007	2006	2007
	(In millions)		(In millions)

New orders	$233	$90	$683	$244
Net sales	$298	$206	$670	$640
Operating income	$111	$52	$224	$159

After a record year in fiscal 2006, display orders declined dramatically as customers absorbed factory capacity. New orders decreased 61 percent to $90 million for the third quarter of fiscal 2007, compared to $233 million for the third quarter of fiscal 2006. New orders decreased 64 percent to $244 million for the first nine months of fiscal 2007, compared to $683 million for the first nine months of fiscal 2006. Order declines in both periods reflected continued delays in capacity expansion plans by LCD panel makers in light of excess inventories and price declines.

Net sales decreased 31 percent to $206 million for the third quarter of fiscal 2007 from $298 million for the third quarter of fiscal 2006, and decreased 4 percent to $640 million for the first nine months of fiscal 2007 from $670 million for the first nine months of fiscal 2006. Decreases in net sales for both periods were attributable to lower investment by LCD manufacturers as they absorbed capacity.

Operating income decreased 53 percent to $52 million for the third quarter of fiscal 2007 from $111 million for the third quarter of fiscal 2006 due to lower revenue levels, lower factory absorption and product mix, partially offset by lower costs. Operating income decreased 29 percent to $159 million for the first nine months of fiscal 2007, compared to $224 million for the first nine months of fiscal 2006, due to lower revenues and factory absorption, product mix and higher operating expenses in support of the expanded product portfolio resulting from the acquisition of Applied Films in July 2006. Results for the three and nine months ended July 30, 2006 included a $5 million IPR&D expense related to the acquisition of Applied Films.

Adjacent Technologies Segment

The Adjacent Technologies segment includes products and services for manufacturing solar cells, high throughput roll-to-roll coating systems for flexible electronics and web products, and energy-efficient glass. Applied began offering these products after the acquisition of Applied Films in the third quarter of fiscal 2006. The Adjacent Technologies segment is focused on delivering solutions to generate and conserve energy, with a focus on lowering the cost to produce solar electricity by providing equipment and services to enhance manufacturing scale and efficiency.

	Three Months Ended		Nine Months Ended
	July 30,	July 29,	July 30,	July 29,
	2006	2007	2006	2007
	(In millions)		(In millions)

New orders	$—	$53	$—	$147
Net sales	—	$29	—	$103
Operating income/(loss)	$(9)	$(29)	$(9)	$(59)

New orders of $53 million for the third quarter of fiscal 2007 decreased by 16 percent from the preceding quarter, due primarily to decreased orders of crystalline silicon solar products. Net sales of $29 million for the third quarter of fiscal 2007 decreased by 33 percent from the preceding quarter due primarily to lower flexible electronics and solar net sales. Operating loss of $29 million for the third quarter of fiscal 2007 increased from the preceding quarter reflecting lower revenues and increased RD&E spending to develop products and services that enable lower cost production of solar energy. Results for the three and nine months ended July 30, 2006 consisted of a $9 million IPR&D expense related to the acquisition of Applied Films.

Financial Condition, Liquidity and Capital Resources

During the nine months ended July 29, 2007, cash, cash equivalents and investments increased by $545 million, from $3.2 billion as of October 29, 2006 to $3.8 billion as of July 29, 2007.

Cash, cash equivalents and investments consist of the following:

	October 29,	July 29,
	2006	2007
	(In millions)

Cash and cash equivalents	$861	$1,113
Short-term investments	1,036	1,295
Long-term investments	1,315	1,349

Total cash, cash equivalents and investments	$3,212	$3,757

Applied generated $1.5 billion of cash from operating activities for the nine months ended July 29, 2007. The primary source of operating cash flow for the nine months ended July 29, 2007 was net income, adjusted to exclude the effect of non-cash charges including depreciation, amortization, equity-based compensation, restructuring and asset impairments, and IPR&D expenses, which was partially offset by changes in operating assets and liabilities. Applied sold certain accounts receivable and discounted certain letters of credit totaling $392 million for the nine months ended July 29, 2007. Days sales outstanding for the third quarter of fiscal 2007 increased to 80 days, compared to 76 days in the second quarter, primarily due to regional mix. Availability and usage of these accounts receivable sales programs depend on many factors, including the willingness of financial institutions to purchase accounts receivable and the cost of such arrangements. For further details regarding accounts receivable sales, see Note 3 of Notes to Consolidated Condensed Financial Statements.

Applied used $580 million of cash for investing activities during the nine months ended July 29, 2007. Applied acquired certain net assets of Brooks Software for $137 million in cash. Capital expenditures totaled $204 million, including investment in Applied’s new global development capability center in Xi’an, China, and in Applied’s Business Transformation initiative to migrate to a single ERP software platform. Purchases of investments net of proceeds from sales and maturities of investments totaled $262 million.

Applied used $701 million of cash for financing activities during the nine months ended July 29, 2007, consisting primarily of $932 million to repurchase common shares and payment of $223 million in dividends to stockholders, partially offset by $436 million received from the issuance of common stock under equity plans.

On June 19, 2007, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.06 per share, payable on September 6, 2007 to stockholders of record as of August 16, 2007, for a total of $83 million. On March 14, 2007, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.06 per share, which was paid on June 7, 2007 to stockholders of record as of May 17, 2007, for a total of $83 million. The declaration of any future cash dividends is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors.

Applied has credit facilities for unsecured borrowings in various currencies of up to approximately $1.2 billion, of which $1 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to expire in January 2012. The agreement provides for borrowings at interest rates keyed to one of the two rates selected by Applied for each advance, and includes financial and other covenants with which Applied was in compliance at July 29, 2007. No amounts were outstanding under this agreement at July 29, 2007 (See Note 11 of Notes to Consolidated Condensed Financial Statements). A $200 million principal payment is due and payable in October 2007 for current maturities of Applied’s unsecured senior notes, which is expected to be paid from existing cash balances and cash generated from operations.

During the third quarter of fiscal 2007, Applied announced the signing of an agreement to acquire all of the outstanding shares of HCT Shaping Systems SA (HCT), a privately held company based in Switzerland, for approximately CHF (Swiss Francs) 583 million (or approximately US $483 million) in cash. This transaction closed during the fourth quarter of fiscal 2007. During the third quarter of fiscal 2007, Applied announced that it agreed to purchase certain assets from BOC Edwards, Inc. of its Kachina semiconductor equipment parts cleaning and refurbishment business for an undisclosed amount. This transaction is expected to close in the fourth quarter of fiscal 2007. For additional information regarding these business combinations, see Note 16 of Notes to Consolidated Condensed Financial Statements.

In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of July 29, 2007, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was approximately $136 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

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

Critical Accounting Policies and Estimates

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. Applied bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as Applied’s operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties include those discussed in Part II, Item 1A, “Risk Factors.” Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that Applied’s consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America, and provide a meaningful presentation of Applied’s financial condition and results of operations. Management has discussed the development, selection and disclosure of significant estimates with the Audit Committee of our Board of Directors.

For further information about Applied’s critical accounting policies, see the discussion of critical accounting policies in Applied’s 2006 Form 10-K. Management believes that there has been no significant change during the nine months ended July 29, 2007 to the items disclosed as critical accounting policies in Applied’s 2006 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $2.7 billion at July 29, 2007. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at July 29, 2007, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $30 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated condensed statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporarily impaired.

Certain operations of Applied are conducted in foreign currencies. Applied enters into currency forward exchange and option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. Gains and losses on these contracts are generally recognized in income at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on currency forward exchange and option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses were not material for the nine months ended July 30, 2006 and July 29, 2007.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act), Applied’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of Applied’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Applied’s disclosure controls and procedures were effective as of the end of the period covered by this report in ensuring that information required to be disclosed in our SEC reports is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to Applied’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The information set forth above under Note 6 contained in the “Notes to Consolidated Condensed Financial Statements” is incorporated here by reference.

Item 1A.	Risk Factors

The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Item 1A of the 2006 Form 10-K.

The industries that Applied serves are volatile and unpredictable.

As a supplier to the global semiconductor and semiconductor-related industries, Applied is subject to business cycles, the timing, length and volatility of which can be difficult to predict and which may vary by reportable segment. The industries have historically been cyclical due to sudden changes in customers’ manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for customers’ products, and inventory levels relative to demand. The effects on Applied of these changes in demand, including end-customer demand, are occurring more rapidly. These changes have affected the timing and amounts of customers’ purchases and investments in technology, and continue to affect Applied’s orders, net sales, gross margin, contributed profit and results of operations.

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

The global industries in which Applied operates are characterized by ongoing changes, including: (1) higher capital requirements for building and operating new semiconductor and LCD fabrication plants and the ability to raise the necessary capital; (2) the importance of reducing the cost of system ownership, due in part to the increasing significance of consumer electronics as a driver for semiconductor and display demand and the related focus on lower prices; (3) the heightened importance to customers of system reliability and productivity, and the effect on demand for systems as a result of their increasing productivity, device yield and reliability; (4) the increasing complexity and cost of process development; (5) a significant increase in the number and importance of new materials and the importance of expertise in chemical processes and device structure; (6) the growing types and varieties of semiconductors and expanding number of applications across multiple substrate sizes, resulting in customers’ divergent technical demands and different rates of spending on capital equipment; (7) customers’ varying adoption rates of new technology; (8) varying levels of business information technology spending; (9) demand for shorter cycle times for the development, manufacture and installation of manufacturing equipment; (10) differing rates of market growth for, and capital investments by, various semiconductor device makers, such as memory (including NAND flash and DRAM), logic and foundry, as well as display and solar manufacturers; (11) the increasing difficulty for customers to move from product design to volume manufacturing; (12) the challenge to semiconductor manufacturers of moving volume manufacturing from one technology node to the next smaller technology node and the resulting impact on the technology transition rate; (13) the increasing cost and reduced affordability of research and development due to many factors, including decreasing linewidths and the increasing number of materials, applications and process steps; (14) the increasing complexity and cost of semiconductor chip designs; (15) the industry growth rate; (16) price trends for certain semiconductor devices and LCDs; (17) the increasing importance of the availability of spare parts to assure maximum system uptime; (18) the reduced affordability of any transition to silicon substrates larger than 300 mm; and (19) the increasing importance of operating flexibility to enable different responses to different markets, customers and applications. If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the semiconductor and semiconductor-related industries, its business, financial condition and results of operations could be materially and adversely affected.

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

As part of its growth strategy, Applied must successfully expand into or develop related and new markets, either with its existing nanomanufacturing technology products or with new products developed internally or obtained through acquisitions. The entry into different markets involves additional challenges, including those arising from: (1) Applied’s ability to anticipate demand and capitalize on opportunities, and avoid or minimize risks, in new markets; (2) new customers and suppliers, including some with limited operating histories, uncertain and/or limited funding, and/or locations in regions where Applied does not have existing operations; (3) the adoption of new business models, such as the supply of a suite of Applied and non-Applied equipment sufficient to manufacture solar panels; (4) difficulties in production planning and execution; (5) new materials, processes and technologies; (6) Applied’s ability to drive efficiencies and cost reductions; (7) the need to attract, motivate and retain employees with skills and expertise in these new markets; (8) different service requirements; and (9) intellectual property rights of existing participants in the market. Applied has entered the emerging solar market, which is subject to ongoing changes in demand for photovoltaic (PV) products arising from, among other things, fluctuations in the cost of fossil fuels and electric power, availability of government incentives, the performance and reliability of PV technology, and the success of other renewable energy sources. If Applied does not successfully manage the risks resulting from entry into new markets and industries, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to the risks of operating a global business.

In the third quarter of fiscal 2007, approximately 87 percent of Applied’s net sales were to customers in regions outside the United States. A rising percentage of Applied’s business is from customers in Asia. Certain of Applied’s RD&E and manufacturing facilities, as well as suppliers to Applied, are also located outside the United States. Managing Applied’s global operations presents challenges, including but not limited to those arising from: (1) global uncertainties with respect to economic growth rates in various countries; (2) varying regional and geopolitical business conditions and demands; (3) global trade issues; (4) variations in protection of intellectual property and other legal rights in different countries; (5) concerns of U.S. governmental agencies regarding possible national commercial and/or security issues posed by the growing manufacturing business in Asia; (6) fluctuating raw material and energy costs; (7) variations in the ability to develop relationships with suppliers and other local businesses; (8) changes in laws and regulations of the United States (including export restrictions) and other countries, as well as their interpretation and application; (9) fluctuations in interest rates and currency exchange rates; (10) the need to provide sufficient levels of technical support in different locations; (11) political instability, natural disasters (such as earthquakes, floods or storms), pandemics, terrorism or acts of war where Applied has operations, suppliers or sales; (12) cultural differences; (13) special customer- or government-supported efforts to promote the development and growth of local competitors; and (14) shipping costs and/or delays. Many of these challenges are present in China, which is experiencing significant growth of both suppliers and prospective competitors to Applied, and which Applied believes presents a large potential market for its products and opportunity for growth over the long term. In addition, Applied must regularly reassess the size, capability and location of its global infrastructure and make appropriate changes. These challenges may materially and adversely affect Applied’s business, financial condition and results of operations.

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

To better align costs with market conditions, increase its presence in growing markets, improve its tax structure, and enhance productivity and operational efficiency, Applied conducts engineering, software development and other operations in regions outside the United States, particularly India and China, and outsources certain functions to third parties, including companies in the United States, India, China and other countries. Outsourced functions include certain engineering, manufacturing, customer support, software development, information technology support and administrative activities. The expanding role of third party providers has required changes to Applied’s existing operations and the adoption of new procedures and processes for retaining and managing these providers in order to protect Applied’s intellectual property. In addition, Applied has implemented several key operational initiatives intended to improve manufacturing efficiency, including integrate-to-order, module-final-test and merge-in-transit programs. Applied also is implementing a multi-year, company-wide program to transform certain business processes, which includes transitioning to a single-vendor enterprise resource planning (ERP) software system to perform various functions. If Applied does not effectively develop and implement its offshoring and outsourcing strategies, if required export and other governmental approvals are not timely obtained, if Applied’s third party providers do not perform as anticipated, or if there are delays or difficulties in implementing a new ERP system or enhancing business processes, Applied may not realize productivity improvements or cost efficiencies, and may experience operational difficulties, increased costs, manufacturing interruptions or delays, loss of its intellectual property rights, quality issues, increased product time-to-market and/or inefficient allocation of human resources, any or all of which could materially and adversely affect Applied’s business, financial condition and results of operations.

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

Changes in tax rates or tax liabilities could affect results of operations.

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

The following table provides information as of July 29, 2007 with respect to the shares of common stock repurchased by Applied during the third quarter of fiscal 2007:

				Maximum Dollar
			Total Number of	Value of Shares
		Average	Shares Purchased as	That May Yet be
	Total Number of	Price Paid	Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Program*	the Program*
	(Shares in		(Shares in	(Dollars in
	thousands)		thousands)	millions).

Month #1 (April 30, 2007 to May 27, 2007)	1,163	$19.12	1,163	$4,578
Month #2 (May 28, 2007 to June 24, 2007)	8,536	$19.33	8,536	$4,413
Month #3 (June 25, 2007 to July 29, 2007)	10,386	$20.48	10,386	$4,200

Total	20,085	$19.91	20,085

*	On September 15, 2006, the Board of Directors approved a new stock repurchase program for up to $5.0 billion in repurchases over the next three years, ending September 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit
No	Description

10.49	Applied Materials, Inc. amended and restated 2005 Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed July 13, 2007
10.50	Applied Materials, Inc. amended and restated Global Executive Incentive Plan
10.51	Share Purchase Agreement among Applied Materials, Inc., the Shareholders of HCT Shaping Systems SA and Sellers’ Representative dated June 25, 2007
10.52	Separation Agreement and Release between Applied Materials, Inc. and Farhad Moghadam dated July 19, 2007
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ GEORGE S. DAVIS
George S. Davis
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

August 30, 2007

By:	/s/ YVONNE WEATHERFORD
Yvonne Weatherford
Corporate Vice President,
Corporate Controller
(Principal Accounting Officer)

August 30, 2007