Form 10-K
period 2007-10-28
APPLIED MATERIALS INC /DE
filed 2007-12-14
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 28, 2007
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
None

Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, or a non-accelerated filer.
Large, accelerated filer ☑     Accelerated filer ☐     Non-accelerated ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 27, 2007, based upon the closing sale price reported by the NASDAQ Global Select Market on that date: $26,577,503,014

Number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of November 27, 2007: 1,382,752,583

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for Applied Materials, Inc.’s Annual Meeting of Stockholders to be held on March 11, 2008 are incorporated by reference into Part III of this Form 10-K.

Caution Regarding Forward-Looking Statements

This Annual Report on Form 10-K (report or Form 10-K) of Applied Materials, Inc. and its subsidiaries (Applied or the Company), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements. All statements in this Annual Report, including those made by the management of Applied, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Applied’s future financial results, operating results, cash flows and cash deployment strategies, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, research and development, acquisitions and joint ventures, growth opportunities, investments and legal proceedings, as well as industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Item 1A, “Risk Factors,” below and elsewhere in this report. Other risks and uncertainties may be disclosed in Applied’s prior Securities and Exchange Commission (SEC) filings. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Applied undertakes no obligation to revise or update any forward-looking statements.

The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report.

APPLIED MATERIALS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 28, 2007

		Page

PART I
Item 1:	Business	1
Item 1A:	Risk Factors	13
Item 1B:	Unresolved Staff Comments	18
Item 2:	Properties	18
Item 3:	Legal Proceedings	19
Item 4:	Submission of Matters to a Vote of Security Holders	19

PART II
Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6:	Selected Financial Data	21
Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A:	Quantitative and Qualitative Disclosures About Market Risk	37
Item 8:	Financial Statements and Supplementary Data	38
Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	38
Item 9A:	Controls and Procedures	38
Item 9B:	Other Information	39

PART III
Item 10:	Directors, Executive Officers and Corporate Governance	41
Item 11:	Executive Compensation	41
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	41
Item 13:	Certain Relationships and Related Transactions, and Director Independence	43
Item 14:	Principal Accounting Fees and Services	43

PART IV
Item 15:	Exhibits and Financial Statement Schedules	44
	Signatures	88
EXHIBIT 10.46
EXHIBIT 10.47
EXHIBIT 10.48
EXHIBIT 10.49
EXHIBIT 10.50
EXHIBIT 10.51
EXHIBIT 10.52
EXHIBIT 10.53
EXHIBIT 10.54
EXHIBIT 21
EXHIBIT 23
EXHIBIT 24
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I

Item 1:	Business

Incorporated in 1967, Applied, a Delaware corporation, provides Nanomanufacturing Technologytm solutions for the global semiconductor, flat panel display, solar and related industries, with a broad portfolio of innovative equipment, service and software products. “Nanomanufacturing” is the production of ultra-small structures, including the engineering of thin layers of film onto substrates. Applied’s customers include manufacturers of semiconductor chips and wafers, flat panel liquid crystal displays (LCDs), photovoltaic (PV) cells and other electronic devices, who use what they manufacture in their own end products or sell the items to other companies for use in advanced electronic components. The Company’s fiscal year ends on the last Sunday in October.

Applied is the world’s largest semiconductor fabrication equipment supplier, based on revenue, with the capability to provide global deployment and support services. Applied also is a global leader in LCD fabrication equipment, and is gaining momentum to become a leading supplier of PV manufacturing solutions to the emerging solar industry.

Applied operates in four reportable segments: Silicon, Fab Solutions, Display, and Adjacent Technologies. A summary of financial information for each reportable segment is found in Note 10 of Notes to Consolidated Financial Statements. A discussion of factors that could affect Applied’s operations is set forth under “Risk Factors” in Item 1A, which is incorporated herein by reference.

Silicon Segment

Applied’s Silicon Systems Group (SSG), reported under its Silicon segment, develops, manufactures and sells a wide range of manufacturing equipment used to fabricate semiconductor chips or integrated circuits. Most chips are built on a silicon wafer base and include a variety of circuit components, such as transistors and other devices, that are connected by multiple layers of wiring (interconnects). Applied offers systems that perform most of the primary steps in the chip fabrication process, including: atomic layer deposition (ALD), chemical vapor deposition (CVD), physical vapor deposition (PVD), etch, rapid thermal processing (RTP), chemical mechanical planarization (CMP), wafer wet cleaning, and wafer metrology and inspection, as well as systems that etch, measure and inspect circuit patterns on masks used in the photolithography process. Applied’s semiconductor manufacturing systems are used by both integrated device manufacturers and foundries to build memory, logic and other types of chips.

To build a chip, the transistors, capacitors and other circuit components are first created on the surface of the wafer by performing a series of processes to deposit and selectively remove successive film layers. Similar processes are then used to build the layers of wiring structures on the wafer. As the density of the circuit components increases to enable greater computing power in the same or smaller area, the complexity of building the chip also increases, necessitating more process steps to form smaller structures and more intricate wiring schemes. A typical, simplified process sequence for building the wiring portion of chips involves initially depositing a dielectric film layer onto the base layer of circuit components using a CVD system. An etch system is then used to create openings and patterns in the dielectric layer. To form the metal wiring, these openings and patterns are subsequently filled with conducting material using PVD and/or electroplating technologies. A CMP step then polishes the wafer to achieve a flat surface. Additional deposition, etch and CMP steps are then performed to build up the layers of wiring needed to complete the interconnection of the circuit elements to form the chip. Advanced chip designs require about 500 steps involving these and other processes to complete the manufacturing cycle.

A significant portion of the process steps used in chipmaking are performed to build the interconnect, a complex matrix of microscopic wires that carry electrical signals to connect the transistor and capacitor components of a chip. While some customers building memory chips are still using aluminum as the main conducting material for the interconnect, logic customers have transitioned to copper. Copper has lower resistance than aluminum and can carry more current in a smaller area. Applied is the leading supplier of systems for manufacturing copper-based chips, and supplies systems for depositing, etching and planarizing the copper interconnect layers. Complementing the transition to copper to improve chip speed is the use of low dielectric constant (low k) films to replace silicon dioxide material as the insulator between the copper wiring structures. Applied leads the industry in providing systems for depositing low k dielectric films.

The transistor is another key area of the chip in which semiconductor manufacturers are improving their device designs to enhance speed. Applied has the industry’s largest portfolio of technically advanced products for building smaller and faster transistors. One such area is strain engineering, a technique that stretches or compresses the space between atoms, allowing electrical current to flow more quickly, thus greatly enhancing chip performance. Multiple strain films are typically used in advanced devices since they have an additive effect on increasing transistor speed. Applied has a comprehensive portfolio of systems to enable these applications using CVD and epitaxial deposition technologies.

Most chips currently are fabricated using 65 nanometer (nm) and larger linewidth dimensions. Beginning at the 45nm technology node, major chipmakers have announced they will be integrating new high dielectric constant (high-k) and metal materials and processes in the transistor gate structure to reduce current leakage and enable faster switching speed. In 2007, Applied announced a comprehensive portfolio of fully characterized processes for building these high-k/metal gates. These solutions include an integrated dielectric gate stack tool that combines four critical processes in a single system, a portfolio of metallization technologies using ALD and PVD, and an innovative high temperature etch system.

Most of Applied’s semiconductor equipment products are single-wafer systems with multiple process chambers attached to a base platform. This enables each wafer to be processed separately in its own environment, allowing precise process control, while the system’s multiple chambers enable simultaneous, high productivity manufacturing. Applied sells most of its single-wafer, multi-chamber systems on four basic platforms: the Centura®, the Endura®, the Producer® and the Vantage®. These platforms currently support ALD, CVD, PVD, etch and RTP technologies.

Over time, the semiconductor industry has migrated to increasingly larger wafers to build chips. The predominant or common wafer size used today for the volume production of advanced chips is 300 millimeter (mm), or 12-inch, wafers. Applied offers a comprehensive range of 300mm, as well as earlier-generation 200mm systems. Applied also offers products and services to support its systems, which are reported under its Fab Solutions segment.

The following summarizes Applied’s portfolio of products and their associated process technology areas reported under its Silicon segment.

Deposition

Deposition is a fundamental step in fabricating a chip. During deposition, layers of dielectric (an insulator), barrier, or electrically conductive (typically metal) films are deposited or grown on a wafer. Applied currently provides equipment to perform the three main types of deposition: ALD, CVD and PVD. In addition, Applied’s RTP systems can be used to perform certain types of dielectric deposition.

Atomic Layer Deposition

ALD is an advanced technology in which atoms are deposited one layer at a time to build chip structures. This technology enables customers to fabricate thin films of either conducting or insulating material with uniform coverage in sub-nanometer sized structures. Applied offers ALD chambers for depositing tungsten, tantalum nitride and high-k films. The Applied Endura iCuBStm product is the industry’s first system to integrate ALD and PVD chambers on a single platform for depositing critical barrier and seed layers in copper interconnects. The Applied Centura iSprinttm Tungsten system (iSprint) combines an ALD chamber, which deposits a tungsten nucleation film, with a CVD tungsten bulk fill process in one system. The iSprint is used to form contact structures that connect the transistors to the wiring areas of the chip. Applied’s high-k ALD process is part of the Centura Advanced Gate Stack system which enables a single integrated solution for building high-k/metal gate structures.

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

The Applied Centura Ultima HDP-CVD® system — High-density plasma CVD (HDP-CVD) is used to fill very small, deep spaces (gap-fill) with dielectric film. This product is used by a number of major integrated circuit manufacturers for gap-fill applications, including the deposition of silicon oxides in substrate isolation structures, contacts and interconnect.

The Applied Producer CVD platform — This high-throughput platform features Twin-Chambertm modules that have two single-wafer process chambers per unit. Up to three Twin-Chamber modules can be mounted on each Producer platform, giving it a simultaneous processing capacity of six wafers. Many dielectric CVD processes can be performed on this platform.

Low k Dielectric Films — Many integrated circuit manufacturers are now incorporating new low k dielectric materials in their copper-based chip designs to further improve interconnect speed. The Applied Producer Black Diamond® CVD low k system is used by several customers in volume production to produce some of the industry’s most advanced devices. Using conventional CVD equipment, the Black Diamond product provides customers with a proven, cost-effective way to transition to this new material. The Applied Producer Black Diamond II is a second-generation dielectric deposition system that provides a lower k-value film for building faster 65 nm generation and below chip designs. A complementary low k dielectric, called the Applied Producer BLOktm (Barrier low k), enables the complete, multi-layer dielectric structure to benefit from low k technology. In 2007, Applied introduced a second generation of this technology, the Applied Producer BLOk II, for 45nm and below applications.

Lithography-Enabling Solutions — Applied offers several technologies on the Producer system to help chipmakers extend their current 193nm lithography tools, including the Applied APFtm (advanced patterning film) and the Applied DARC® (dielectric anti-reflective coating) films. Together, they provide a film stack with the precise dimensional control and compatibility needed to cost-effectively pattern nano-scale features without additional integration complexity. In 2007, the Company added to its lithography-enabling solutions with the Applied Producer ACE SACVD (sub-atmospheric CVD) system for fabricating denser memory cells with double patterning techniques.

Strain Engineering Solutions — The Applied Producer HARP (high aspect ratio process) system plays a key role in overcoming transistor performance challenges by enabling chipmakers to boost chip speed by depositing strain inducing dielectric films in transistor structures, while also enabling geometric device scaling with high aspect ratio gap-fill capability. Offering the industry’s first integrated stress nitride deposition and ultraviolet (UV) cure solution, the Applied Producer Celera CVD delivers benchmark levels of high-stress tensile silicon nitride films. The Company also offers the Applied Centura SiNgenPlus LPCVD (low pressure CVD) system for low temperature silicon nitride films. Used together, and in conjunction with silicon germanium (SiGe) films using Applied’s epitaxial deposition technologies, these systems can provide additive strain engineering benefits.

Epitaxial Deposition — Epitaxial silicon (epitaxy or epi) is a layer of pure silicon grown in a uniform crystalline structure on the wafer to form a high quality base for the device circuitry. Epi technology is used in an increasing number of integrated circuit devices in both the wafer substrate and transistor areas of a chip to enhance speed. The Applied Centura Epi system integrates pre- and post-epi processes on the same system to improve film quality and reduce production costs. This system is also used for SiGe epi technology, which reduces power usage and increases speed in certain types of advanced chips. For emerging transistor designs, the Applied Centura RP Epi system offers selective epi processes to enable faster transistor switching through strain engineering techniques.

Polysilicon Deposition — Polysilicon is a type of silicon used to form portions of the transistor structure within the integrated circuit device. The Applied Centura Polygentm LPCVD (low pressure CVD) system is a single-wafer, multi-chamber product that deposits thin, polysilicon films at high temperatures to create transistor gate structures. To address the challenging requirements of shrinking transistor gate structures, the

Applied Centura DPN Gate Stack system integrates chambers for decoupled plasma nitridation (DPN), RTP anneal and polysilicon deposition on one platform to enable superior film quality and material properties.

Aluminum Deposition — Aluminum (Al) continues to be the material used by many memory manufacturers for interconnects. The Applied Endura iFill Al CVD CVD/PVD system is used for building high-density interconnects in Flash and DRAM memory chips. This advanced process, for sub-90nm generations, enables customers to replace tungsten structures with aluminum to achieve faster chips with fewer steps and less cost.

Tungsten Deposition — Tungsten is used in the contact area of a chip that connects the transistors to the wiring circuitry. In aluminum-based devices, tungsten is also used in the structures that connect the multiple layers of aluminum wiring. Applied has two products for depositing tungsten: the Applied Centura Sprint® Tungsten CVD system for 90nm and below devices and the Applied Centura iSprint ALD/CVD system for more advanced applications. The latter product combines ALD technology and CVD chambers on the same platform.

Physical Vapor Deposition

PVD, also called sputtering, is a physical process in which atoms of a gas, such as argon, are accelerated toward a metal target. The metal atoms chip off, or sputter away, and are then deposited on the wafer. Applied leads the industry in PVD technology with its Applied Endura PVD system. This system offers a broad range of advanced deposition processes, including aluminum, aluminum alloys, cobalt, titanium/titanium nitride, tantalum/tantalum nitride, tungsten/tungsten nitride, nickel, vanadium and copper.

The Applied Endura CuBS (copper barrier/seed) PVD system is widely used by customers for fabricating copper-based chips. Using PVD technology, the system deposits critical films that prevent copper material from entering other areas of the device and primes the structure for the subsequent deposition of bulk copper. Applied Siconi pre-clean technology extends the system’s capabilities to 45nm and below copper low k interconnects.

The Applied Endura system’s highly flexible, multi-chamber architecture allows the integration of multiple PVD processes, or combinations of metal CVD and PVD technologies, on the same system. In addition to the integrated Applied Endura iCuBS ALD/PVD system (discussed in the Atomic Layer Deposition section), the Applied Endura iLBtm (integrated liner barrier) system combines a PVD chamber for depositing titanium with a CVD chamber for titanium nitride deposition to form critical lining layers of interconnect structures. These structures are subsequently filled with tungsten, aluminum or other materials.

Etch

Etching is used many times throughout the integrated circuit manufacturing process to selectively remove material from the surface of a wafer. Before etching begins, the wafer is coated with a light-sensitive film, called photoresist. A photolithography process then projects the circuit pattern onto the wafer. Etching removes material only from areas dictated by the photoresist pattern. Applied offers a wide range of systems for etching dielectric, metal and silicon films to meet the requirements of sub-100nm processing.

For dielectric applications, the Applied Centura eMax® system etches a broad range of dielectric films in the contact and interconnect regions of the chip. Applied’s Producer Etch system utilizes the Company’s Twin-Chamber Producer platform to target cost-sensitive dielectric etch applications in 90nm and below design geometries. To address advanced low k etch applications, the Applied Centura Enabler® Etch system performs etch, strip and clean steps in a single chamber. The Enabler’s all-in-one capability streamlines the process flow for advanced chip designs and significantly reduces operating costs. In 2007, the Company introduced its Applied Centura Carina system that uses innovative, high-temperature technology to deliver the etch capability essential for scaling logic and memory devices with high-k/metal gates at 45nm and below.

The Applied Centura AdvantEdgetm Silicon Etch system offers chipmakers high precision gate etching for advanced-generation devices. To enable customers to scale memory devices, in 2007 the Company launched its Applied Centura Mariana Trench Etch, the first system with the capability to etch 80:1 aspect ratio structures. For etching metals, Applied also introduced in fiscal 2007 the Applied Opus AdvantEdge Metal Etch. Using an optimized 5-chamber platform configuration, this system enables customers to extend aluminum interconnect technology and productivity to sub-70nm dimensions for Flash and DRAM memory applications.

Rapid Thermal Processing

RTP is a process in which a wafer is subjected to rapid bursts of intense heat that can take the wafer from room temperature to more than 1,000 degrees Celsius in less than 10 seconds. A rapid thermal process is used mainly for modifying the properties of deposited films. The Applied Centura Radiance®Plus and Applied Vantage RadOxtm RTP systems feature advanced RTP technology with differing platform designs. While the multi-chamber, Centura platform offers exceptional process flexibility, the streamlined two-chamber Vantage platform is designed for dedicated high-volume manufacturing. These single-wafer RTP systems are also used for growing high quality oxide and oxynitride films, deposition steps that traditional large batch furnaces can no longer achieve with the necessary precision and control. With its proprietary radical-based, oxidation process, the Applied Vantage RadOx system deposits high-performance transistor gate oxides with high productivity and low operating cost for Flash memory applications.

Chemical Mechanical Planarization

The CMP process removes material from a wafer to create a flat (planarized) surface. This process allows subsequent photolithography patterning steps to occur with greater accuracy and enables film layers to build with minimal height variations. The 300mm Applied Reflexion® LK system leads the industry in CMP technology with important features such as integrated cleaning, film measurement and process control capabilities. The 300mm Applied Reflexion LK Ecmptm system (Ecmp system) features proprietary, electrochemical mechanical planarization technology to provide a high-performance, cost-effective and extendible solution for advanced copper/low k interconnects. This Ecmp system removes bulk copper at a high rate by electric charge, making it ideal for fragile, ultra-low k films.

Metrology and Wafer Inspection

Applied offers several products for measuring and inspecting the wafer during various stages of the fabrication process:

Critical Dimension and Defect Review Scanning Electron Microscopes (CD-SEMs and DR-SEMs)

Scanning electron microscopes (SEMs) use an electron beam to form images of microscopic features, or critical dimensions (CDs), of a patterned wafer at extremely high magnification. Applied’s SEM products provide customers with full automation, along with the high accuracy and sensitivity needed for measuring very small CDs. The Applied VeritySEMtm Metrology system uses proprietary SEM imaging technology to enable precise control of the lithography and etching processes. The VeritySEM measures CDs with less than 5 angstrom precision, a requirement for 45nm device production, and incorporates automation and software advancements for significantly higher throughput in production. Applied’s OPC Checktm software for the VeritySEM system performs automated qualification of OPC-based (optical proximity correction) chip designs, significantly reducing mask (see Mask Making section below) verification time over conventional manual methods.

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

Incorporating key advances in imaging technology, the Applied ComPlus 3Ttm Inspection system, for darkfield applications, detects defects in devices with design rules of 65nm and below with the high speed required for customers’ volume production lines. The Applied UVisiontm Inspection system is the industry’s first laser-based, three dimensional brightfield tool. Utilizing multi-beam, deep ultraviolet (DUV) laser illumination and high efficiency detectors, the UVision system uncovers previously undetectable defects on the wafer, enabling customers to rapidly resolve defect issues and achieve greater chip yields.

Mask Making

Masks are used by photolithography systems to transfer microscopic circuit designs onto wafers. Since an imperfection in a mask may be replicated on the wafer, the mask must be virtually defect-free. Applied provides systems for etching, measuring and inspecting masks. In 2007, the Company introduced the Applied Tetra III Advanced Reticle Etch system, an advanced etch tool for fabricating masks, based on Applied’s production-proven, decoupled plasma source (DPS) wafer etch technology.

Fab Solutions Segment

Through Applied Global Services group, reported under its Fab Solutions segment, Applied provides products and services designed to improve the performance and productivity and reduce the environmental impact of the fab operations of semiconductor, LCD and solar cell manufacturers. The in-depth expertise and best known methods of Applied’s extensive global support infrastructure enable Applied to continuously support customers’ production requirements. Approximately 2,450 trained customer engineers and process support engineers are deployed in more than a dozen countries. These engineers are usually located at or near customers’ fab sites and service over 22,000 installed Applied systems, as well as non-Applied systems. Applied offers three general types of services:

Fab Services — Applied offers a portfolio of fab-wide operations services to maintain and optimize customers’ fabrication facilities. Applied Genuine Parts are spare parts manufactured to Applied’s strict technical specifications and quality standards. Applied Services provides customers with optimized tool performance for improved total cost of ownership and a higher return on investment. Through its Metron Chamber Performance Services unit, Applied is the industry’s leading provider of critical parts cleaning, coating refurbishment and analytical testing capabilities. In 2007, Applied announced the opening of its Advanced Wafer Reclaim Center in Taiwan. Using state-of-the-art manufacturing systems and software at this center, Applied can extend the lifecycle of silicon test wafers by over 45% and reduce customers’ costs.

Equipment Services — Applied provides remanufactured and refurbished systems, system enhancements and technical training, which are intended to optimize customers’ cost of ownership by increasing the efficiency and extending the life of their equipment. Applied also offers energy-saving solutions through its Metron EcoSystm products, the semiconductor industry’s most comprehensive line of point-of-use abatement systems. Applied’s EcoSys systems help enable chipmakers worldwide to meet environmental goals.

Automation Services — Applied offers automated factory-level and tool-level control software systems for semiconductor, LCD and solar cell manufacturing facilities. In 2007, Applied expanded its portfolio of software solutions with the acquisition of Brooks Software, a division of Brooks Automation, Inc. The Brooks Software products complement Applied’s existing software applications, allowing the Company to offer customers a comprehensive computer integrated manufacturing (CIM) solution. CIM solutions improve fab operation performance and provide real-time visibility to critical production processes for fast and informed decision-making. These enterprise solutions include manufacturing execution systems (MES) to automate the production of wafers and LCD and solar substrates, advanced process control systems, and scheduling and materials handling control systems. Applied also offers computerized maintenance management systems and performance tracking, and modeling and simulation tools for improving asset utilization.

Display Segment

Applied’s subsidiary AKT, reported under the Display segment, designs, manufactures and sells and services equipment to fabricate thin film transistor LCDs for televisions, computer displays and other consumer-oriented electronic applications. While similarities exist between the technologies utilized in chipmaking and LCD fabrication, the most significant differences are in the size and composition of the substrate. Substrates used to manufacture LCD panels can be more than 70 times larger in area than 300mm wafers and are made of glass, while wafers are made of silicon. AKT also develops, manufactures and supports differentiated stand-alone equipment for the Applied SunFabtm Thin Film Line, discussed further under the Adjacent Technologies segment.

Applied supplies a wide range of systems that process and test different glass substrate sizes. To meet growing consumer demand for larger, more cost-efficient LCD TVs, LCD manufacturers have moved to larger-sized substrates. Applied’s latest Generation (Gen) 8.5 systems can process substrates sized at 2.2 x 2.5 meters, which in turn enable the production of up to six 55-inch LCD TV screens.

For fabricating the transistor layer of Gen-8.5 panels, Applied offers the AKT-55K PECVD (plasma-enhanced CVD) system that uses multi-chamber platform architecture to deposit dielectric and semiconducting films. In 2007, the Company launched the AKT-PiVottm 55KV system, which employs high-productivity, cost-efficient PVD technology to deposit metal and transparent conductive oxide films on the substrate. For manufacturing the color filter layer of LCD panels, Applied offers a fully automated, vertical sputtering system, the AKT-NEW ARISTOtm 2200.

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

Adjacent Technologies Segment

The Energy and Environmental Solutions (EES) group, reported under the Adjacent Technologies segment, provides manufacturing solutions for the generation and conservation of energy. Applied entered the solar PV market in 2006 and announced its objective to lower the overall cost per watt of solar electricity to parity with that of electricity generated by other sources, such as the burning of fossil fuels. Applied offers manufacturing solutions for both wafer-based crystalline silicon (c-Si), and glass-based thin film applications to enable customers to increase the conversion efficiency and yields of PV devices. Applied’s products include large-area platforms such as the ATONtm in-line sputtering system for high-quality deposition and high-throughput in both c-Si and thin film PV cell manufacturing, as well as processes, materials-handling technologies and fabrication services.

During the fourth quarter of fiscal 2007, Applied launched the Applied SunFabtm Thin Film Line, the world’s only integrated production line for manufacturing thin film silicon solar modules using 5.7 square meter (m2) glass substrates. These ultra-large panels, which are approximately four times the size of thin film solar panels offered by others in the industry, are intended for large-scale applications such as solar farms and building-integrated PV system installations. Applied has entered into multiple contracts for its SunFab line with customers in Europe and Asia, which have not yet met Applied’s order recognition policy and accordingly have not been reported as new orders.

Also in fiscal 2007, Applied expanded its capabilities and opportunities in the c-Si technology sector through its acquisition of HCT Shaping Systems SA, the world’s leading supplier of precision wafering systems used to make c-Si substrates. These systems reduce silicon consumption and cost by sectioning silicon ingots into ultra-thin wafers used to fabricate c-Si solar cells.

Other products reported in this segment include roll-to-roll vacuum web coating systems for high-performance deposition of a range of films on flexible substrates for functional, aesthetic or optical properties. Applied also offers large-area sputtering equipment for the production of low-emissivity (Low-E) and solar control architectural glass.

Backlog

Applied’s backlog increased from $3.4 billion at October 29, 2006 to $3.7 billion at October 28, 2007. Applied manufactures systems to meet demand represented by order backlog and customer commitments. Backlog includes only orders for which written authorizations have been accepted and shipment dates within 12 months have been assigned, or shipment has occurred but revenue has not been recognized, and also includes contractual service revenue and maintenance fees to be earned within the next 12 months. Backlog adjustments were positive for fiscal 2007 and totaled $300 million, consisting primarily of backlog obtained from acquired companies, partially offset by cancellations and currency adjustments. Customers may delay delivery of products or cancel orders prior to shipment, subject to possible cancellation penalties. Due to possible changes in delivery schedules and cancellations of orders, Applied’s backlog on any particular date is not necessarily indicative of actual sales for any succeeding period. Delays in delivery schedules and/or a reduction of backlog during any particular period could have a material adverse effect on Applied’s business and results of operations.

Manufacturing, Raw Materials and Supplies

Applied’s manufacturing activities consist primarily of procurement, assembly, test and integration of various proprietary and commercial parts, components and subassemblies (parts) that are used to manufacture systems. Products in the Silicon segment are manufactured in Austin, Texas and Rehovot, Israel. Remanufactured products in the Fab Solutions segment are produced primarily in Austin, Texas. Products in the Display segment are manufactured in Santa Clara, California, Alzenau, Germany, and Tainan, Taiwan. Products in the Adjacent Technologies segment are manufactured primarily in Alzenau, Germany, Cheseaux, Switzerland, and Santa Clara, California. Manufacturing requires raw materials, including a wide variety of mechanical and electrical components, to be manufactured to Applied’s specifications. Applied uses numerous companies to supply parts for the manufacture and support of its products. Although Applied makes reasonable efforts to assure that parts are available from multiple, qualified suppliers, this is not always possible. Accordingly, some key parts may be obtained from only a single supplier or a limited group of suppliers. Applied seeks to reduce costs and to lower the risks of production and service interruptions, as well as shortages of key parts, by: (1) qualifying and selecting alternate suppliers for key parts; (2) monitoring the financial condition of key suppliers; (3) maintaining appropriate inventories of key parts; and (4) qualifying new parts on a timely basis.

Research, Development and Engineering

Applied’s long-term growth strategy requires continued development of new products. Applied’s significant investment in research, development and engineering (RD&E) has generally enabled it to deliver new products and technologies before the emergence of strong demand, thus allowing customers to incorporate these products into their manufacturing plans at an early stage in the technology selection cycle. Applied works closely with its global customers to design systems and processes that meet their planned technical and production requirements. Product development and engineering organizations are located primarily in the United States, as well as in Europe and Israel. In addition, Applied outsources certain RD&E activities, some of which are performed outside the United States. Process support and customer demonstration laboratories are located in the United States, China, Europe and Israel.

Applied invested $1.1 billion (12 percent of net sales) in fiscal 2007, $1.2 billion (13 percent of net sales) in fiscal 2006 and $941 million (13 percent of net sales) in fiscal 2005 in RD&E for product development and engineering programs to create new products and to improve existing technologies and products. Applied has spent an average of 13 percent of net sales in RD&E over the last five years. In addition to RD&E for specific product technologies, Applied maintains ongoing programs for automation control systems, materials research and environmental control that have applications to its products. In fiscal 2007, Applied focused on developing systems for customers’ new chip designs with 45nm and below geometries, including systems to enable faster transistors using strain engineering and high-k metal gates, and patterning processes that will enable customers to extend their existing 193nm lithography tools through additional technology generations.

Marketing and Sales

Because of the highly technical nature of its products, Applied markets and sells products worldwide through a direct sales force. More than 84 percent of Applied’s fiscal 2007 net sales were to regions outside of the United States. Net sales to customers by region as a percentage of total net sales were: Taiwan 28 percent, Korea 19 percent, North America (primarily the United States) 16 percent, Japan 15 percent, Asia-Pacific (including China) 12 percent, and Europe 10 percent.

General economic conditions impact Applied’s business and financial results. From time to time, the markets in which products are sold experience weak economic conditions that may negatively impact sales. Applied’s business is usually not seasonal in nature, but it is cyclical, based on capital equipment investment by major semiconductor, flat panel display and other manufacturers. These expenditures depend on many factors, including: anticipated market demand and pricing for semiconductors, LCDs, solar cells, architectural glass and other substrates; the development of new technologies; factory utilization; and global and regional economic conditions.

Applied manages its business and reports financial results based on the segments described above, but does not allocate certain sales and marketing costs to the segments.

Information on net sales to unaffiliated customers and long-lived assets attributable to Applied’s geographic regions is included in Note 10 of Notes to Consolidated Financial Statements. Samsung Electronics Co., Ltd. accounted for 12 percent of Applied’s net sales in fiscal 2007, 11 percent of Applied’s net sales in fiscal 2006, and 10 percent of Applied’s net sales in fiscal 2005. These net sales were for products in multiple reportable segments.

Competition

The industries in which Applied operates are highly competitive and characterized by rapid technological change. Applied’s ability to compete generally depends on its ability to timely commercialize its technology, continually improve its products and develop new products that meet constantly evolving customer requirements. Significant competitive factors include technical capability and differentiation, productivity and cost-effectiveness. The importance of these factors varies according to customers’ needs, including product mix and respective product requirements, applications, and the timing and circumstances of purchasing decisions. Substantial competition exists in all areas of Applied’s business. Competitors range from small companies that compete with a single product and/or in a single region, to global, diversified companies with a range of products. Applied’s ability to compete requires a high level of investment in RD&E and in marketing, sales and customer support activities. Management believes that many of Applied’s products have strong competitive positions.

The competitive environment for each segment is described below:

The semiconductor industry has been increasingly driven by consumer demand for lower-cost electronic products with increased capability and, to a lesser extent, by demand for commercial applications. As a result, products within the Silicon segment are subject to rapid changes in customer requirements, including transitions to smaller dimensions, larger wafer sizes, new materials and an increasing number of applications. While certain existing technologies may be adapted to new requirements, some applications create the need for an entirely different technical approach. The rapid pace of technological change can quickly diminish the value of current technologies and create opportunities for many existing and new competitors. Applied offers a broad portfolio of technically differentiated products that must continuously evolve to satisfy customers’ requirements in order to compete effectively. Applied allocates resources among its many product offerings and therefore may decide not to invest in an individual product to the same degree as competitors who specialize in fewer products. There are many competitors serving the semiconductor manufacturing equipment industry, with some offering a single product line and others offering multiple product lines. These competitors range from suppliers serving a single region to global, diversified companies.

Products and services within the Fab Solutions segment are characterized by demanding worldwide service requirements and a diverse group of numerous competitors. To compete effectively, Applied offers products and services to reduce costs, improve productivity, and lessen the environmental impact of customers’ fab operations. Significant competitive factors include productivity, cost-effectiveness, and the level of technical service and support. The importance of these factors varies according to customers’ needs and the type of products or services offered.

Products in the Display segment are subject to strong competition from a number of major competitors. Applied holds established market positions with its technically differentiated LCD manufacturing solutions for the PECVD, color filter (CF) sputtering and array testing, although its market position can change rapidly if it does not meet customers’ requirements. Applied introduced a new array sputtering tool in fiscal 2007. As a recent entrant, Applied faces significant competition from existing array sputtering suppliers.

Applied’s products within the Adjacent Technologies segment compete in diverse market areas, including equipment to make solar cells, flexible electronics and energy-efficient glass. In solar, Applied offers products for two distinct technologies, c-Si wafer-based and thin film (glass) modules. As a recent entrant to the solar equipment business, Applied competes with many other companies that have more experience with solar applications. Applied also is a recent entrant to the flexible electronics equipment business, which operates in an emerging market sector characterized by diverse types of applications, customer requirements and competitors. Applied’s glass coating equipment faces significant competition from at least one established supplier and another recent market entrant.

Patents and Licenses

Management believes that Applied’s competitive position significantly depends upon the Company’s research, development, engineering, manufacturing and marketing capabilities, and not just on its patent position. However, protection of Applied’s technological assets by obtaining and enforcing intellectual property rights, including patents, is important. Therefore, Applied’s practice is to file patent applications in the United States and other countries for inventions that Applied considers significant. Applied has a substantial number of patents in the United States and other countries, and additional applications are pending for new inventions. Although Applied does not consider its business materially dependent upon any one patent, the rights of Applied and the products made and sold under its patents, taken as a whole, are a significant element of Applied’s business. In addition to patents, Applied also possesses other intellectual property, including trademarks, know-how, trade secrets and copyrights.

Applied enters into patent and technology licensing agreements with other companies when management determines that it is in its best interest to do so. Applied pays royalties under existing patent license agreements for the use, in several of its products, of certain patented technologies that are licensed to Applied for the life of the patents. Applied also receives royalties from licenses granted to third parties. Royalties received from or paid to third parties have not been, and are not expected to be, material to Applied’s consolidated results of operations.

In the normal course of business, Applied periodically receives and makes inquiries regarding possible patent infringement. In dealing with such inquiries, it may become necessary or useful for Applied to obtain or grant licenses or other rights. However, there can be no assurance that such licenses or rights will be available to Applied on commercially reasonable terms, or at all. If Applied is not able to resolve or settle claims, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend its position, Applied’s business, financial condition and results of operations could be materially and adversely affected.

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

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, remedial agreements and other actions relating to the environment have not had, and are not expected to have, a material effect on Applied’s capital expenditures, competitive position, financial condition or results of operations.

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

Employees

At October 28, 2007, Applied employed 14,550 regular employees and 778 temporary employees. In the high-technology industry, competition for highly-skilled employees is intense. Applied believes that its future success is highly dependent upon its continued ability to attract, retain and motivate qualified employees. There can be no assurance that Applied will be able to attract, hire, assimilate and retain a sufficient number of qualified employees.

Executive Officers of the Registrant

The following table and notes set forth information about Applied’s executive officers:

Name of Individual	Position

James C. Morgan(1)	Chairman of the Board of Directors
Michael R. Splinter(2)	President, Chief Executive Officer and Director
Franz Janker(3)	Executive Vice President, Sales and Marketing
George S. Davis(4)	Senior Vice President, Chief Financial Officer
Manfred Kerschbaum(5)	Senior Vice President, General Manager Applied Global Services
Mark R. Pinto(6)	Senior Vice President, Chief Technology Officer and General Manager Energy and Environmental Solutions
Thomas St. Dennis(7)	Senior Vice President, General Manager Silicon Systems Group
Joseph J. Sweeney(8)	Senior Vice President, General Counsel and Corporate Secretary
Gilad Almogy(9)	Group Vice President, General Manager Display Products and Process Diagnostics and Control Business Group
Ron Kifer(10)	Group Vice President, Chief Information Officer, Global Information Services
Jeannette L. Liebman(11)	Group Vice President, Global Human Resources
Menachem Erad(12)	Group Vice President, Chief of Staff
Yvonne Weatherford(13)	Corporate Vice President, Corporate Controller

(1)	Mr. Morgan, age 69, has been Chairman of the Board of Directors of Applied since 1987. Mr. Morgan served as Applied’s Chief Executive Officer from February 1977 to April 2003, and as Applied’s President from 1976 to 1987.

(2)	Mr. Splinter, age 57, has been President, Chief Executive Officer and a member of the Board of Directors of Applied since joining Applied in April 2003. Prior to joining Applied, Mr. Splinter worked for nearly 20 years at Intel Corporation (Intel). Most recently he was Executive Vice President and Director of the Sales and Marketing Group at Intel, responsible for sales and operations worldwide. Mr. Splinter previously held various executive positions at Intel, including Executive Vice President and General Manager of the Technology and Manufacturing Group.

(3)	Mr. Janker, age 58, has been the head of Sales and Marketing since May 2003. Beginning in May 2003, he was Senior Vice President, Sales and Marketing, and in December 2004 he was promoted to Executive Vice President, Sales and Marketing. He served as Senior Vice President, Global Operations and Corporate Marketing beginning in December of 2002. From December 1998 to 2002, he served as Group Vice President, Corporate Marketing and Business Management. From 1982 to 1998, Mr. Janker served in a variety of sales and marketing management positions with Applied in the United States and Europe.

(4)	Mr. Davis, age 50, was promoted to Senior Vice President, Chief Financial Officer in December 2006. Mr. Davis was appointed Group Vice President, Chief Financial Officer effective November 1, 2006. Previously, he had been Group Vice President, General Manager Corporate Business Development since February 2005. From November 1999 to February 2005, Mr. Davis served as Vice President and Corporate Treasurer, where he managed Applied’s worldwide treasury operations and was responsible for investments, tax, financial risk management, and trade and export matters. Mr. Davis joined Applied in 1999.

(5)	Mr. Kerschbaum, age 53, has been Senior Vice President, General Manager, Applied Global Services since January 2005. He was Group Vice President, Global Operations from July 2004 to January 2005 and from

October 2002 to May 2003. From May 2003 to July 2004, he was Group Vice President, Foundation Engineering and Operations. From March 1997 to October 2002, he held various positions in Applied Materials North America, most recently as Group Vice President, General Manager, Applied Materials North America. Mr. Kerschbaum has served in various other operations, customer service and engineering positions since joining Applied in 1983.

(6)	Dr. Pinto, age 47, has served as Senior Vice President, Chief Technology Officer and General Manager, Energy and Environmental Solutions (formerly known as New Business and New Products) since joining Applied in January 2004. Prior to his appointment, Dr. Pinto spent 19 years with Bell Laboratories and the Lucent Microelectronics Group, which later became Agere Systems Inc., most recently as Vice President of the Analog Products Division. Dr. Pinto holds a Ph.D in Electrical Engineering from Stanford University.

(7)	Mr. St. Dennis, age 54, was appointed Senior Vice President, General Manager, Silicon Systems Group in June 2007. Mr. St. Dennis returned to Applied in September 2005 as Senior Vice President, General Manager Etch, Cleans, Front End and Implant Product Business Groups. He previously was with Applied from 1992 to 1999, most recently as Group Vice President, Planarization and Dielectric Deposition Product Business Group, and before that as Corporate Vice President, Physical Vapor Deposition Product Business Group. From 2003 to 2005, Mr. St. Dennis was an Executive Vice President and member of the Office of the CEO of Novellus Systems, Inc. He served as President and Chief Executive Officer of Wind River Systems, Inc. from 1999 to 2003.

(8)	Mr. Sweeney, age 59, has held the position of Senior Vice President, General Counsel and Corporate Secretary of Applied since July 2005, with responsibility for global legal affairs, intellectual property and security. From April 2002 to July 2005, Mr. Sweeney was Group Vice President, Legal Affairs and Intellectual Property, and Corporate Secretary. Mr. Sweeney joined Applied in 1993.

(9)	Dr. Almogy, age 42, was appointed Group Vice President, General Manager, Display Products and Process Diagnostics and Control Business Group in August 2007. From July 2005 to August 2007, Dr. Almogy served as Group Vice President, General Manager, Process Diagnostics and Control Product Business Group. He was Corporate Vice President, General Manager of the group from April 2002 to July 2005, and Vice President and Co-General Manager of the group from December 2000 to April 2002. He has held various other positions since joining Applied in 1997 when Applied acquired Orbot Instruments, Ltd. Dr. Almogy holds a Ph.D in Applied Physics from the California Institute of Technology.

(10)	Mr. Kifer, age 56, joined Applied in May 2006 as Group Vice President and Chief Information Officer, Global Information Services. Prior to his appointment, Mr. Kifer spent five years with DHL in various executive management roles, most recently as the Senior Vice President and Chief Information Officer for North America, Asia Pacific and Emerging Markets.

(11)	Ms. Liebman, age 60, has served as Group Vice President, Global Human Resources since July 2005. Ms. Liebman served as Corporate Vice President, Global Human Resources from August 2003 to July 2005. Prior to joining Applied in 2003, Ms. Liebman held various human resources positions at Intel.

(12)	Mr. Erad, age 59, was appointed Group Vice President, Chief of Staff in February 2005. From January 2004 to February 2005, Mr. Erad served as Group Vice President, Strategic Planning and New Technology. He served as Group Vice President, New Business and New Products Group from May 2003 to January 2004. Mr. Erad joined Applied in 2002 as Group Vice President, Strategic Planning and New Business Development.

(13)	Ms. Weatherford, age 56, has served as Corporate Vice President, Corporate Controller since December 2004. Ms. Weatherford was Appointed Vice President, Business Operations Controller from December 2001 to December 2004, and Appointed Vice President, Financial Operations Controller from October 2000 to December 2001. She has held various other finance roles since joining Applied in 1990.

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

The following factors could materially affect Applied’s business, financial condition or results of operations and should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this report.

The industries that Applied serves are volatile and unpredictable.

As a supplier to the global semiconductor, flat panel display, solar and related industries, Applied is subject to business cycles, the timing, length and volatility of which can be difficult to predict and which may vary by reportable segment. The industries have historically been cyclical due to sudden changes in customers’ manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for customers’ products, and inventory levels relative to demand. The effects on Applied of these changes in demand, including end-customer demand, are occurring more rapidly. These changes have affected the timing and amounts of customers’ purchases and investments in technology, and continue to affect Applied’s orders, net sales, gross margin, contributed profit and results of operations.

Applied must effectively manage its resources and production capacity to meet rapidly changing demand. During periods of decreasing demand Applied’s products, Applied must be able to appropriately align its cost structure with prevailing market conditions, motivate and retain key employees, and effectively manage its supply chain. During periods of increasing demand, Applied must have sufficient manufacturing capacity and inventory to meet customer demand; attract, retain and motivate a sufficient number of qualified individuals; and effectively manage its supply chain. If Applied is not able to timely and appropriately adapt to changes in industry cycles, Applied’s business, financial condition or results of operations may be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes in the semiconductor and semiconductor-related industries.

The global industries in which Applied operates are characterized by ongoing changes, including: (1) higher capital requirements for building and operating new semiconductor and LCD fabrication plants and the resulting effect on customers’ ability to raise the necessary capital; (2) differing rates of market growth for, and capital investments by, various semiconductor device makers, such as memory (including NAND Flash and DRAM), logic and foundry, as well as LCD and solar manufacturers; (3) industry growth rates; (4) the increasing cost and decreasing affordability of research and development due to many factors, including decreasing linewidths, the increasing number of materials, applications and process steps, and the greater complexity of process development and chip design; (5) the increasing difficulty for customers to move from product design to volume manufacturing; (6) the importance of reducing the cost of system ownership, due in part to the increasing significance of consumer electronics as a driver for semiconductor and LCD demand and the related focus on lower prices; (7) varying levels of business information technology spending; (8) the heightened importance to customers of system reliability and productivity, and the effect on demand for systems as a result of their increasing productivity, device yield and reliability; (9) the growing types and varieties of semiconductors and expanding number of applications across multiple substrate sizes, resulting in customers’ divergent technical demands; (10) demand for shorter cycle times for the development, manufacture and installation of manufacturing equipment; (11) the challenge to semiconductor manufacturers of moving volume manufacturing from one technology node to the next smaller technology node, and the resulting impact on the technology transition rate and the rate of investment in capital equipment; (12) price trends for certain semiconductor devices and LCDs; (13) difficulties associated with transitioning to larger substrate sizes; and (14) the increasing importance of the availability of spare parts to assure maximum system uptime. If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the semiconductor and semiconductor-related industries, its business, financial condition and results of operations could be materially and adversely affected.

Applied must adapt its business and product offerings to respond to competition and rapid technological changes.

As Applied operates in a highly competitive environment, its future success depends on many factors, including the effective development, commercialization and customer acceptance of its nanomanufacturing technology equipment, service and related products. In addition, Applied must successfully execute its growth strategy, including enhancing market share in existing markets, expanding into related markets, and cultivating new markets, while constantly improving its operational performance. The development, introduction and support of a broadening set of products in more varied competitive environments have grown increasingly complex and expensive over time. Applied’s success is subject to many risks, including but not limited to its ability to timely, cost-effectively and successfully: (1) improve and/or develop new applications for existing products, adapt similar products for use by customers in different applications and/or markets with varying technical requirements, and develop new products; (2) appropriately price and achieve market acceptance of products; (3) maintain operating flexibility to enable different responses to different markets, customers and applications; (4) appropriately allocate resources, including RD&E funding, among Applied’s products and between the development of new products and the improvement of existing products; (5) accurately forecast demand and meet production schedules for its products; (6) achieve cost efficiencies across product offerings; (7) increase market share in existing markets, expand its markets and exceed the industry growth rate; (8) adapt to technology changes in related markets, such as lithography; (9) adapt to changes in value offered by companies in different parts of the supply chain; (10) qualify products for volume manufacturing with its customers; (11) implement changes in its design engineering methodology, including those that enable significant decreases in material costs and cycle time, greater commonality of platforms and types of parts used in different systems, and greater effectiveness of product life cycle management; and (12) improve its manufacturing processes. Furthermore, new or improved products may involve higher costs and reduced margins. If Applied does not successfully manage these challenges, its business, financial condition and results of operations could be materially and adversely affected.

The entry into new markets and industries entails additional challenges.

As part of its growth strategy, Applied must successfully expand into related or new markets and industries, either with its existing nanomanufacturing technology products or with new products developed internally or obtained through acquisitions. These include the emerging solar market, which Applied entered in 2006 and which is subject to ongoing changes in demand for photovoltaic (PV) products arising from, among other things, fluctuations in the cost of electric power, availability of government incentives, changes in government energy policies, the performance and reliability of PV technology, and the success of other renewable energy sources. The entry into different markets involves additional challenges, including those arising from: (1) Applied’s ability to anticipate demand and capitalize on opportunities, and avoid or minimize risks; (2) new customers and suppliers, including some with limited operating histories, uncertain and/or limited funding, and/or locations in regions where Applied does not have existing operations; (3) the adoption of new business models, such as the supply of a suite of Applied and non-Applied equipment sufficient to manufacture solar cells; (4) difficulties in production planning and execution; (5) new materials, processes and technologies; (6) Applied’s ability to drive efficiencies and cost reductions; (7) the need to attract, motivate and retain employees with skills and expertise in these new areas; (8) different service requirements; and (9) intellectual property rights of others. If Applied does not successfully manage the risks resulting from entry into new markets and industries, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to the risks of operating a global business.

In fiscal 2007, approximately 84 percent of Applied’s net sales were to customers in regions outside the United States. A rising percentage of Applied’s business is from customers in Asia. Certain of Applied’s RD&E and/or manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in China. Managing Applied’s global operations presents challenges, including but not limited to, those arising from: (1) global uncertainties with respect to economic growth rates in various countries; (2) varying regional and geopolitical business conditions and demands; (3) global trade issues; (4) variations in protection of intellectual property and other legal rights in different countries; (5) concerns of U.S. governmental agencies regarding possible national commercial and/or security issues posed by the growing manufacturing business in Asia; (6) fluctuating raw material and energy costs; (7) variations in the ability to develop relationships with suppliers and other local businesses; (8) changes in laws and regulations of the United States (including export restrictions) and other countries, as well as their interpretation and application; (9) fluctuations in interest rates and currency exchange rates, including the weakening relative position of the U.S. dollar; (10) the need to provide sufficient levels of technical support in different locations; (11) political instability, natural disasters (such as earthquakes, floods or storms), pandemics, terrorism or acts of war in locations where Applied has operations, suppliers or sales; (12) cultural differences; (13) special customer- or government-supported efforts to promote the development and growth of local competitors; (14) shipping costs and/or delays; and (15) adverse conditions in credit markets. Many of these challenges are present in China, which is experiencing significant growth of both suppliers and competitors to Applied, and which Applied believes presents a large potential market for its products and opportunity for growth over the long term. In addition, Applied must regularly reassess the size, capability and location of its global infrastructure and make appropriate changes. These challenges may materially and adversely affect Applied’s business, financial condition and results of operations.

Applied is exposed to risks associated with a highly concentrated customer base in the semiconductor and flat panel display industries.

Applied’s semiconductor and flat panel display customer base historically has been, and is becoming even more, highly concentrated. Orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of Applied’s net sales. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they delay or cancel orders, Applied may not be able to replace the business. As Applied’s products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant, non-recoverable costs. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to Applied. In addition, certain customers have undergone significant ownership changes, have outsourced manufacturing activities, and/or have entered into strategic alliances or industry consortia that have increased the influence of key semiconductor manufacturers in technology decisions made by their partners, which may result in additional complexities in managing customer relationships and transactions. These factors could have a material, adverse effect on Applied’s business, financial condition and results of operations.

Applied is exposed to risks associated with acquisitions and strategic investments.

Applied has made, and in the future intends to make, acquisitions of, and investments in, companies, technologies or products in existing, related or new markets for Applied. Acquisitions involve numerous risks, including but not limited to: (1) diversion of management’s attention from other operational matters; (2) inability to complete acquisitions as anticipated or at all; (3) inability to realize anticipated benefits; (4) failure to commercialize purchased technologies; (5) inability to capitalize on characteristics of new markets that may be significantly different from Applied’s existing markets; (6) exposure to operational risks, rules and regulations to the extent such activities are located in countries where Applied has not historically done business; (7) inability to obtain and protect intellectual property rights in key technologies; (8) ineffectiveness of an acquired company’s internal controls; (9) impairment of acquired intangible assets as a result of technological advancements or worse-than-expected performance of the acquired company or its product offerings; (10) unknown, underestimated and/or undisclosed commitments or liabilities; (11) excess or underutilized facilities; and (12) ineffective integration of operations, technologies, products or employees of the acquired companies. Applied also makes strategic investments in other companies, including companies formed as joint ventures, which may decline in value and/or not meet desired objectives. The success of these investments depends on various factors over which Applied may have limited or no control and, particularly with respect to joint ventures, requires ongoing and effective cooperation with strategic partners. Mergers and acquisitions and strategic investments are inherently subject to significant risks, and the inability to effectively manage these risks could materially and adversely affect Applied’s business, financial condition and results of operations.

Manufacturing interruptions or delays could affect Applied’s ability to meet customer demand, while the failure to estimate customer demand accurately could result in excess or obsolete inventory.

Applied’s business depends on its ability to supply equipment, services and related products that meet the rapidly changing technical and volume requirements of its customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers. Some key parts may be subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers in developing regions, including China. Significant interruptions of manufacturing operations or the delivery of services as a result of: (1) the failure or inability of suppliers to timely deliver quality parts; (2) volatility in the availability and cost of materials; (3) difficulties or delays in obtaining required export approvals; (4) information technology or infrastructure failures; (5) natural disasters (such as earthquakes, floods or storms); or (6) other causes (such as regional economic downturns, pandemics, political instability, terrorism, or acts of war), could result in delayed deliveries, manufacturing inefficiencies, increased costs or order cancellations. Moreover, if actual demand for Applied’s products is different than expected, Applied may purchase more/fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. Any or all of these factors could materially and adversely affect Applied’s business, financial condition and results of operations.

The failure to successfully implement and conduct offshoring and outsourcing activities and other operational initiatives could adversely affect results of operations.

To better align its costs with market conditions, increase its presence in growing markets, improve its tax structure, and enhance productivity and operational efficiency, Applied conducts engineering, software development and other operations in regions outside the United States, particularly India and China, and outsources certain functions to third parties, including companies in the United States, India, China and other countries. Outsourced functions include certain engineering, manufacturing, customer support, software development, information technology support and administrative activities. The expanding role of third party providers has required changes to Applied’s existing operations and the adoption of new procedures and processes for retaining and managing these providers in order to realize the potential productivity and operational efficiencies, assure quality and protect Applied’s intellectual property. In addition, Applied has implemented several key, operational initiatives intended to improve manufacturing efficiency, including integrate-to-order, module-final-test and merge-in-transit programs. Applied also is implementing a multi-year, company-wide program to transform certain business processes, which includes transitioning to a single-vendor, enterprise resource planning (ERP) software system to perform various functions. If Applied does not effectively develop and implement its offshoring and outsourcing strategies, if required export and other governmental approvals are not timely obtained, if Applied’s third party providers do not perform as anticipated, or if there are delays or difficulties in implementing a new ERP system or enhancing business processes, Applied may not realize anticipated productivity improvements or cost efficiencies, and may experience operational difficulties, increased costs, manufacturing interruptions or delays, loss of its intellectual property rights, quality issues, increased product time-to-market and/or inefficient allocation of human resources, any or all of which could materially and adversely affect Applied’s business, financial condition and results of operations.

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

As a global company, Applied is subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Applied’s future annual and quarterly tax rates could be affected by numerous factors, including changes in the: (1) applicable tax laws; (2) composition of earnings in countries with differing tax rates; or (3) valuation of Applied’s deferred tax assets and liabilities. In addition, Applied is subject to regular examination of its income tax returns by the Internal Revenue Service and other tax authorities. Applied regularly assesses the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. Although Applied believes its tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in Applied’s historical income tax provisions and accruals, which could materially and adversely affect Applied’s results of operations.

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

Applied is subject to environmental and safety regulations in connection with its global business operations, including but not limited to: regulations related to the development, manufacture and use of its products; recycling and disposal of materials used in its products; the operation of its facilities; and the use of its real property. The failure or inability to comply with existing or future environmental and safety regulations could result in: (1) significant remediation liabilities; (2) the imposition of fines; (3) the suspension or termination of the development, manufacture, sale or use of certain of its products; (4) limitations on the operation of its facilities or ability to use its real property; and/or (5) a decrease in the value of its real property, each of which could have a material adverse effect on Applied’s business, financial condition and results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Applied must include in its Annual Report on Form 10-K a report of management on the effectiveness of Applied’s internal control over financial reporting. Ongoing compliance with this requirement is complex, costly and time-consuming. If: (1) Applied fails to maintain effective internal control over financial reporting; (2) Applied’s management does not timely assess the adequacy of such internal control; or (3) Applied’s independent registered public accounting firm does not timely deliver an unqualified opinion as to the effectiveness of Applied’s internal controls, Applied could be subject to regulatory sanctions and the public’s perception of Applied may decline.

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties

Information concerning Applied’s principal properties at October 28, 2007 is set forth below:

			Square
Location	Type	Principal Use	Footage	Ownership

Santa Clara, CA	Office, Plant & Warehouse	Headquarters, Marketing,	1,454,000	Owned
		Manufacturing, Distribution, Research, Development and Engineering	573,000	Leased
Austin, TX	Office, Plant & Warehouse	Manufacturing	1,719,000	Owned
			327,000	Leased
Rehovot, Israel	Office, Plant & Warehouse	Manufacturing, Research, Development and Engineering	442,000	Owned
Alzenau, Germany	Office, Plant & Warehouse	Manufacturing, Research, Development and Engineering	381,000	Leased
Cheseaux, Switzerland	Office, Plant & Warehouse	Manufacturing, Research, Development and Engineering	93,000	Leased
Xi’an, China	Office, Plant & Warehouse	Research, Development and Engineering	120,000	Owned
Hsinchu, Taiwan	Office & Warehouse	Customer Support	90,000	Owned
			86,000	Leased
Singapore	Office	Customer Support	200,000	Owned
Tainan, Taiwan	Office & Warehouse	Customer Support	148,000	Owned
Pudong, China	Office & Warehouse	Customer Support	112,000	Leased

Because of the interrelation of Applied’s operations, properties within a country may be shared by the segments operating within that country. Products in the Silicon segment are manufactured in Austin, Texas and Rehovot, Israel. Remanufactured products in the Fab Solutions segment are produced primarily in Austin, Texas. Products in the Display segment are manufactured in Santa Clara, California, Alzenau, Germany, and Tainan, Taiwan. Products in the Adjacent Technologies segment are primarily manufactured in Alzenau, Germany, Cheseaux, Switzerland, and Santa Clara, California.

In addition to the above properties, Applied leases office space for marketing, sales, engineering and customer support offices in 86 locations throughout the world: 23 in North America (principally the United States), 21 in Japan, 20 in Europe, 12 in Asia-Pacific (including China and India), 7 in Korea and 3 in Taiwan.

In addition, Applied owns 112 acres of buildable land in Texas that could accommodate approximately 1,708,000 square feet of additional building space, and 43 acres in California that could accommodate approximately 1,247,000 square feet of additional building space. Applied also leases: 13 acres in Taiwan that could accommodate approximately 270,000 square feet of additional building space; 10 acres in Israel that could accommodate approximately 111,000 square feet of additional building space; and 25 acres in China that could accommodate approximately 768,000 square feet of additional building space.

Applied considers the properties that it owns or leases as adequate to meet its current and future requirements. Applied regularly assesses the size, capability and location of its global infrastructure and periodically makes adjustments based on these assessments.

Item 3:	Legal Proceedings

The information set forth under “Legal Matters” in Note 11 of Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the high and low closing sale prices for the periods presented as reported on the NASDAQ Global Select Market (formerly the NASDAQ National Market).

	2006		2007
Fiscal Year	High	Low	High	Low

First quarter	$20.82	$16.03	$19.54	$17.08
Second quarter	$20.46	$17.41	$19.68	$17.61
Third quarter	$19.05	$14.76	$21.80	$18.40
Fourth quarter	$19.02	$15.12	$22.96	$18.86

Applied’s common stock is traded on the NASDAQ Global Select Market under the symbol AMAT. As of November 27, 2007, there were 5,369 directly registered holders of stock.

During fiscal 2006, Applied’s Board of Directors declared one quarterly cash dividend in the amount of $0.03 per share and three quarterly cash dividends in the amount of $0.05 per share each. During fiscal 2007, Applied’s Board of Directors declared one quarterly cash dividend in the amount of $0.05 per share and three quarterly cash dividends in the amount of $0.06 per share each. The fourth quarterly cash dividend declared in fiscal 2007 was paid on December 6, 2007, to stockholders of record as of November 15, 2007. Dividends paid during fiscal 2006 and fiscal 2007 totaled $251 million and $306 million, respectively. Applied currently anticipates that it will continue to pay cash dividends on a quarterly basis in the future, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of Applied’s stockholders.

The following table provides information as of October 28, 2007 with respect to the shares of common stock repurchased by Applied during the fourth quarter of fiscal 2007:

				Maximum Dollar
			Total Number of	Value of Shares
		Average	Shares Purchased as	that May Yet be
	Total Number of	Price Paid	Part of Publicly	Purchased under
Period	Shares Purchased	per Share	Announced Program*	the Program*
	(Shares in		(Shares in	(Dollars in
	thousands)		thousands)	millions)

Period #1
(July 30, 2007 to August 26, 2007)	3,241	$21.20	3,241	$4,131
Period #2
(August 27, 2007 to September 23, 2007)	7,350	$20.89	7,350	$3,978
Period #3
(September 24, 2007 to October 28, 2007)	8,506	$20.90	8,506	$3,800

Total	19,097	$20.95	19,097

*	On September 15, 2006, the Board of Directors approved a stock repurchase program for up to $5.0 billion in repurchases over the next three years, ending September 2009.

Item 6:	Selected Financial Data

The following selected financial information has been derived from Applied’s historical audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and the accompanying notes for the corresponding fiscal years:

Fiscal Year Ended(1)	2003	2004	2005	2006	2007
	(In thousands, except percentages, ratios, per share amounts and number of employees)

Net sales	$4,477,291	$8,013,053	$6,991,823	$9,167,014	$9,734,856
Gross margin	$1,604,455	$3,701,245	$3,085,874	$4,291,802	$4,492,443
(% of net sales)	35.8	46.2	44.1	46.8	46.1
Research, development and engineering	$920,618	$991,873	$940,507	$1,152,326	$1,142,073
(% of net sales)	20.6	12.4	13.5	12.6	11.7
Marketing, selling, general and administrative	$625,865	$751,621	$697,402	$906,742	$952,443
(% of net sales)	14.0	9.4	10.0	9.9	9.8
Income/(loss) before income taxes	$(211,556)	$1,829,250	$1,581,569	$2,166,971	$2,439,653
Effective tax rate(%)	29.5	26.1	23.5	30.0	29.9
Net income/(loss)	$(149,147)	$1,351,303	$1,209,900	$1,516,663	$1,710,196
(% of net sales)	(3.3)	16.9	17.3	16.5	17.6
Earnings/(loss) per share	$(0.09)	$0.78	$0.73	$0.97	$1.20
Weighted average common shares	1,659,557	1,721,645	1,657,493	1,565,072	1,427,002
Order backlog	$2,495,115	$3,368,382	$2,570,808	$3,398,280	$3,654,704
Working capital(2)	$4,789,480	$6,020,747	$5,069,663	$3,644,974	$4,232,201
Current ratio(2)	3.9	3.6	3.9	2.5	2.8
Long-term debt	$456,422	$410,436	$407,380	$204,708	$202,281
Cash dividends declared per common share	$—	$—	$0.09	$0.18	$0.23
Stockholders’ equity	$8,068,034	$9,262,027	$8,928,549	$6,651,400	$7,821,409
Book value per share	$4.81	$5.51	$5.56	$4.78	$5.64
Total assets	$10,311,622	$12,093,445	$11,269,157	$9,480,837	$10,654,075
Capital expenditures, net of loss on fixed asset retirements	$211,959	$171,538	$177,097	$151,117	$243,383
Regular employees	12,050	12,191	12,576	14,072	14,550

(1)	Each fiscal year ended on the last Sunday in October.

(2)	In fiscal 2006, Applied reclassified certain fixed-income securities from short-term investments to long-term investments; prior period balances have been reclassified to conform to the current period presentation.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s Discussion and Analysis (MD&A) is intended to facilitate an understanding of Applied’s business and results of operations. This MD&A should be read in conjunction with Applied’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report. The following discussion contains forward-looking statements and should also be read in conjunction with the cautionary statement set forth at the beginning of this Annual Report on Form 10-K. MD&A consists of the following sections:

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

Overview

Applied provides Nanomanufacturing Technology solutions for the global semiconductor, flat panel display, solar and related industries, with a broad portfolio of innovative equipment, service and software products. Applied’s customers include manufacturers of semiconductor chips and wafers, liquid crystal displays (LCDs), solar photovoltaic (PV) cells, flexible electronics and energy-efficient glass. Applied reports four segments: Silicon, Fab Solutions, Display, and Adjacent Technologies. Product development and manufacturing activities occur in North America, Europe, Israel and Asia. Applied’s broad range of equipment and service products are highly technical and are sold through a direct sales force.

As a supplier to these industries, Applied’s results are driven primarily by worldwide demand for integrated circuits, which in turn depends on end-user demand for electronic products. Applied’s business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for chips, LCDs and other electronic devices, as well as other factors, such as global economic conditions and technological advances in fabrication processes.

The following table presents certain significant measurements for the past three fiscal years:

Fiscal Year	2005	2006	2007
	(In millions, except per share amounts and percentages)

New orders	$6,389	$9,888	$9,677
Net sales	$6,992	$9,167	$9,735
Gross margin	$3,086	$4,292	$4,492
Gross margin percent	44.1%	46.8%	46.1%
Net income	$1,210	$1,517	$1,710
Earnings per share	$0.73	$0.97	$1.20

Fiscal 2007 financial results reflected improved conditions in the semiconductor industry that began with the industry’s recovery in 2006, while conditions in the display industry were mixed as manufacturers postponed capacity additions despite strong consumer demand for LCD TVs. Total orders decreased slightly from fiscal 2006, primarily due to the significant decline in demand for display manufacturing products, partially offset by increased demand for products and services in all other segments. Net sales increased during fiscal 2007 over fiscal 2006, primarily due to strong demand from DRAM and Flash memory chip manufacturers, partially offset by a significant decline in LCD equipment sales as manufacturers absorbed capacity following substantial growth in 2006. Net income improved in fiscal 2007 compared to fiscal 2006 due to higher sales and lower operating expenses, offset in part by lower interest income. Fiscal 2007 financial results included equity-based compensation expenses, restructuring and asset impairment and other charges associated with ceasing development of beamline implant products, and an in-process research and development (IPR&D) expense associated with the acquisition of certain net assets of Brooks Automation, Inc. (Brooks Software).

In fiscal 2006, customer demand improved over fiscal 2005, resulting in higher orders and revenue. Fiscal 2006 results reflected a recovery in the semiconductor and flat panel display industries and the global economy, as end-user demand for electronic products and LCDs drove increased customer investments in advanced silicon (particularly memory) and display products. During this period, Applied’s semiconductor customers increased both high-volume production and leading-edge 65nm and 45nm chip development. Improvements in operating performance were offset in part by restructuring and asset impairment charges associated with real estate and facilities disinvestment, equity-based compensation expenses, and an IPR&D expense associated with the acquisition of Applied Films Corporation (Applied Films).

Fiscal 2005 financial results reflected a challenging environment as Applied’s customers decreased fab utilization globally and reduced or delayed capital expenditures as a result of excess inventories and slowing demand for chips. In this period, Applied focused on lowering costs, improving efficiencies, reducing cycle time and bringing new products to market.

Applied expects a challenging environment for the first part of fiscal 2008. Uncertain economic conditions, including higher energy prices, credit concerns and changes in consumer confidence, have led to reduced demand in the semiconductor equipment industry. As a result, semiconductor equipment customers are expected to invest at levels lower than in 2007, offset in part by the anticipated onset of a recovery in the flat panel display industry and growth in other markets.

Results of Operations

Quarterly and full fiscal year financial information is as follows:

	Fiscal Quarter				Fiscal
	First	Second	Third	Fourth	Year
	(In millions, except per share amounts)

2005:
New orders	$1,675	$1,553	$1,468	$1,693	$6,389
Net sales	$1,781	$1,861	$1,632	$1,718	$6,992
Gross margin	$790	$818	$717	$761	$3,086
Net income	$289	$305	$370	$246	$1,210
Earnings per share	$0.17	$0.18	$0.23	$0.15	$0.73
2006:
New orders	$2,041	$2,488	$2,670	$2,688	$9,888
Net sales	$1,858	$2,248	$2,543	$2,518	$9,167
Gross margin	$838	$1,045	$1,223	$1,186	$4,292
Net income	$143	$413	$512	$449	$1,517
Earnings per share	$0.09	$0.26	$0.33	$0.30	$0.97
2007:
New orders	$2,538	$2,648	$2,284	$2,206	$9,677
Net sales	$2,277	$2,530	$2,561	$2,367	$9,735
Gross margin	$1,063	$1,137	$1,216	$1,077	$4,492
Net income	$403	$411	$474	$422	$1,710
Earnings per share	$0.29	$0.29	$0.34	$0.30	$1.20

Applied’s business was subject to cyclical industry conditions in fiscal 2005, 2006 and 2007. As a result of these conditions, there were significant fluctuations in Applied’s quarterly new orders and net sales, both within and across the fiscal years. Demand for manufacturing equipment has historically been volatile as a result of sudden changes in chip and LCD supply and demand and other factors, including rapid technological advances in fabrication processes.

New Orders

New orders by geographic region, which were attributed to the location of customers’ facilities, were as follows:

Fiscal Year	2005	2006	2007
	(In millions)

Taiwan	$1,549	$2,098	$2,703
Korea	856	1,758	1,639
Japan	1,295	1,823	1,520
North America(1)	1,279	1,901	1,518
Asia-Pacific(2)	566	1,272	1,262
Europe	844	1,036	1,035

	$6,389	$9,888	$9,677

(1)	Primarily the United States.

(2)	Includes China.

New orders for fiscal 2007 decreased 2 percent to $9.7 billion from $9.9 billion in the prior year, reflecting delays in investment by LCD customers, partially offset by increased demand for solar equipment, semiconductor manufacturing equipment, and service products. Demand for semiconductor equipment slowed in the second half of fiscal 2007 as customers absorbed added capacity. LCD customers increased spending levels in the fourth quarter of fiscal 2007.

New orders for fiscal 2006 increased 55 percent to $9.9 billion from $6.4 billion in the prior year, as customer demand increased. Fiscal 2006 orders reflected increased semiconductor manufacturing equipment orders from memory manufacturers, increased service orders as a result of higher customer factory utilization and new product introductions, and increased display orders as customers invested in next generation equipment. New orders for fiscal 2005 decreased to $6.4 billion reflecting a challenging environment, as semiconductor manufacturers reduced their capital investments to align inventories with demand.

Applied’s backlog for the last three fiscal years was as follows: $3.7 billion at October 28, 2007, $3.4 billion at October 29, 2006, and $2.6 billion at October 30, 2005. Backlog consists only of orders for which written authorizations have been accepted, shipment dates within 12 months have been assigned and revenue has not been recognized. Due to the potential for customer changes in delivery schedules or cancellation of orders, Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods.

Net Sales

Net sales by geographic region, which were attributed to the location of customers’ facilities, were as follows:

Fiscal Year	2005	2006	2007
	(In millions)

Taiwan	$1,608	$2,079	$2,679
Korea	1,021	1,699	1,847
North America(1)	1,472	1,708	1,554
Japan	1,396	1,518	1,493
Asia-Pacific(2)	612	1,157	1,206
Europe	883	1,006	956

	$6,992	$9,167	$9,735

(1)	Primarily the United States.

(2)	Includes China.

During fiscal 2007, net sales increased by 6 percent, from $9.2 billion in fiscal 2006 to $9.7 billion in fiscal 2007, led by strength in memory capacity expansion throughout the year. In fiscal 2006, following the trend of increasing orders that year, net sales increased by 31 percent, from $7.0 billion in fiscal 2005 to $9.2 billion in fiscal 2006. In fiscal 2005, net sales of $7.0 billion reflected lower demand for semiconductor products.

Gross Margin

Gross margin as a percentage of net sales decreased to 46.1 percent in fiscal 2007 from 46.8 percent in fiscal 2006, which was an increase from 44.1 percent in fiscal 2005. The decrease in the gross margin percentage from fiscal 2006 to fiscal 2007 was principally attributable to inventory-related charges of $56 million associated with ceasing development of beamline implant products, incremental charges attributable to acquisitions consisting of inventory fair value adjustments on products sold, amortization, and product mix, partially offset by higher revenue levels and lower material costs. Gross margin during fiscal 2006 and 2007 included $37 million and $27 million, respectively, of equity-based compensation expense. The increase in the gross margin percentage from fiscal 2005 to fiscal 2006 was principally attributable to the combination of higher revenue levels, decreased product costs and increased manufacturing volume and absorption, partially offset by increased variable and equity-based compensation costs. Applied began recognizing expenses associated with stock options and the ESPP in fiscal 2006.

Research, Development and Engineering

Applied’s future operating results depend to a considerable extent on its ability to maintain a competitive advantage in the products and services it provides. Applied believes that it is critical to continue to make substantial investments in RD&E to assure the availability of innovative technology that meets the current and projected requirements of its customers’ most advanced designs. Applied has historically maintained its commitment to investing in RD&E in order to continue to offer new products and technologies. RD&E expenses were $1.1 billion (12 percent of net sales) in fiscal 2007, $1.2 billion (13 percent of net sales) in fiscal 2006, and $941 million (13 percent of net sales) in fiscal 2005. RD&E expense during fiscal 2006 and 2007 included $76 million and $56 million, respectively, of equity-based compensation expense. Development cycles range from 12 to 36 months depending on whether the product is an enhancement of an existing product, which typically has a shorter development cycle, or a new product, which typically has a longer development cycle. Most of Applied’s existing products resulted from internal development activities and innovations involving new technologies, materials and processes. In certain instances, Applied acquires technologies, either in existing or new product areas, to complement its existing technology capabilities and to reduce time to market.

In fiscal 2007, Applied focused on developing systems for customers’ new chip designs with 45nm and below geometries, including systems to enable faster transistors using strain engineering and high-k metal gates, and patterning processes that will enable customers to extend their existing 193 nm lithography tools through additional technology generations. Applied also continued to invest in solar research and development.

In fiscal 2006, Applied continued its development of systems to increase chip performance, especially for Flash and DRAM devices. Applied also focused on developing systems for 32nm and 22nm copper/low k interconnect processing technologies to address critical manufacturing challenges that chipmakers face as they transition to future device generations, helping them to bring new products to market more rapidly while minimizing risk. Applied also continued to focus on developing LCD systems to process larger glass substrates.

In fiscal 2005, Applied focused on developing systems for customers’ advanced chip designs, including systems to enable smaller and faster interconnect and transistor structures with 65nm, 45nm and below geometries, and LCD systems to process larger glass substrates.

During fiscal 2007, Applied recorded an IPR&D expense of $5 million associated with the acquisition of certain net assets of Brooks Software. During fiscal 2006, Applied recorded an IPR&D expense in the amount of $14 million related to the acquisition of Applied Films. Applied’s methodology for allocating the purchase price relating to purchased acquisitions to IPR&D was determined through established valuation techniques. The IPR&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. No IPR&D charges were recorded in fiscal 2005.

Marketing, Selling, General and Administrative

Marketing, selling, general and administrative expenses were $952 million (10 percent of net sales) in fiscal 2007, $907 million (10 percent of net sales) in fiscal 2006, and $697 million (10 percent of net sales) in fiscal 2005. The increase in marketing, selling, general and administrative expenses from fiscal 2006 to 2007 was principally attributable to increased operating costs from acquired businesses, investments in the solar business expansion, and increased variable compensation expenses. These expenses were partially offset by lower equity compensation expenses and savings from cost control initiatives, including ceasing development of beamline implant products and transitioning to managed service providers to perform certain information technology and business infrastructure support. Marketing, sales and general and administrative expenses during fiscal 2006 and 2007 included $104 million and $77 million, respectively, of equity-based compensation expense. The increase from fiscal 2005 to 2006 correlated to the increase in business volume, as well as increases in variable compensation as a result of improved operating performance, equity-based compensation expense, and early spending on Applied’s implementation of an enterprise resource planning software system, partially offset by savings resulting from Applied’s continued focus on controlling its overall cost structure.

Restructuring and Asset Impairments

During the first quarter of fiscal 2006, Applied’s Board of Directors approved a plan to disinvest a portion of Applied’s real estate and facilities portfolio (the Disinvestment Plan). Properties with an estimated fair value of $56 million were reported as assets held-for-sale and reclassified from property, plant and equipment on the Consolidated Balance Sheet. During fiscal 2006, Applied recorded an asset impairment charge of $124 million to write down the following properties to estimated fair value: (1) facilities in Narita, Japan, Chunan, Korea, Hillsboro, Oregon, and Danvers, Massachusetts; and (2) 26 acres of unimproved land in Hillsboro, Oregon. During fiscal 2006, Applied sold the Danvers facility for net proceeds of $16 million and recognized a gain of $4 million. During fiscal 2007, Applied sold the Hillsboro, Chunan, and Narita facilities and the Hillsboro land for total net proceeds of $38 million and recognized a gain of $3 million. Also in fiscal 2006, as part of the Disinvestment Plan, Applied recorded lease termination charges in the amount of $89 million related to the closure of its leased Hayward, California facility.

During the second quarter of fiscal 2007, Applied’s Board of Directors approved a plan (the Plan) to cease development of beamline implant products for semiconductor manufacturing and curtail the operations of its Implant group based in Horsham, England. Pursuant to the Plan, Applied closed its research, development and manufacturing operations in Horsham in October 2007. The total cost of implementing the Plan is expected to be in the range of $95 million to $110 million, and is reported in the Consolidated Statements of Operations under cost of products sold and operating expenses (including restructuring and asset impairment charges). The majority of the cash outlays in connection with the Plan occurred in fiscal 2007.

Costs under the Plan in fiscal 2007 consisted primarily of inventory-related charges reported as cost of products sold of $56 million, other operating expenses of $10 million, and restructuring and asset impairment charges of $30 million. Also as part of the Plan, Applied recorded restructuring charges of $22 million, consisting primarily of employee termination costs to reduce its workforce by approximately 215 positions. The majority of the affected employees were based in Horsham, England, and represented multiple functions. Asset impairment charges included $8 million of fixed asset write-offs. The Implant group operated in the Silicon segment, and the results of its operations were not material to Applied’s financial position or results of operations.

For further details, see Note 6 of Notes to Consolidated Financial Statements.

Net Interest Income

Net interest income was $98 million for fiscal 2007, $149 million for fiscal 2006, and $134 million for fiscal 2005.

The decrease in net interest income from fiscal 2006 to 2007 was primarily due to a reduction in cash and investments during the fourth quarter of fiscal 2006, when Applied repurchased 145 million shares of outstanding common stock for an aggregate purchase price of $2.5 billion under an accelerated stock buyback program. On January 24, 2007, Applied settled the price adjustment of $132 million relating to the accelerated stock buyback program by payment in cash to Goldman Sachs & Co. (Goldman Sachs), resulting in an adjusted price per share of $18.08. The repurchase was funded with Applied’s existing cash and investments. A portion of the investment portfolio was sold to fund the accelerated stock buyback, resulting in lower interest income in 2007.

The increase in net interest income from fiscal 2005 to 2006 was due primarily to increased interest rates combined with a decrease in interest expense associated with scheduled debt maturities in September 2004 and September 2005.

Income Taxes

Applied’s effective income tax provision rate was 29.9 percent for fiscal 2007, 30.0 percent for fiscal 2006, and 23.5 percent for fiscal 2005. Applied’s effective tax rate of 29.9 percent for fiscal 2007 reflected benefits of $36 million principally related to the favorable resolution of audits of prior years’ income tax filings, partially offset by a $13 million charge from the expensing of equity-based compensation. Applied’s effective tax rate of 30.0 percent for fiscal 2006 reflected benefits of $61 million principally related to the favorable resolution of audits of prior years’ income tax filings, partially offset by a $17 million charge from the expensing of equity-based compensation. Applied’s effective rate of 23.5 percent for fiscal 2005 reflected the favorable resolution of audits of prior years’ income tax filings of $118 million and a change in estimate with respect to export tax benefits of $14 million, partially offset by a charge of $32 million relating to the distribution of foreign earnings under the American Jobs Creation Act of 2004 (the Jobs Creation Act).

Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, and non-tax deductible expenses incurred in connection with acquisitions. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly.

Segment Information

After the acquisition of Applied Films, Applied made certain changes to its internal financial reporting structure during the fourth quarter of fiscal 2006 and, as a result, operates in four reportable segments: Silicon, Fab Solutions, Display, and Adjacent Technologies. A description of the products and services, as well as financial data, for each reportable segment can be found in Note 10 of Notes to Consolidated Financial Statements. Future changes to Applied’s internal financial reporting structure may result in changes to the reportable segments disclosed. Applied does not allocate to its reportable segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include equity-based compensation and certain components of variable compensation, corporate marketing and sales, corporate functions (certain management, finance, legal, human resources and RD&E), and unabsorbed information technology and occupancy costs. Prior to the fourth quarter of fiscal 2006, Applied operated in one reportable segment. Discussions below include the results of each reportable segment.

Silicon Segment

The Silicon segment includes semiconductor capital equipment for etch, rapid thermal processing (RTP), deposition, chemical mechanical planarization (CMP), and metrology and inspection. Development efforts are focused on solving customers’ key technical challenges, including transistor performance and nanoscale patterning, and on reducing chip manufacturing costs. A significant portion of fiscal 2007 demand was attributable to a growing market for consumer products with greater memory content.

Fiscal Year	2005	2006	2007
	(In millions)

New orders	$3,918	$6,555	$6,651
Net sales	$4,468	$5,971	$6,512
Operating income	$1,105	$2,000	$2,379

Silicon orders of $6.7 billion increased 1 percent in fiscal 2007, compared to $6.6 billion in fiscal 2006, reflecting the semiconductor industry’s strength during this period, driven by demand for cell phones, digital TVs, game consoles, MP3 players and other electronic products. The majority of new orders were for memory applications as customers invested in leading-edge Flash and DRAM memory devices, while orders from foundries remained at low levels. Net sales increased 9 percent to $6.5 billion in fiscal 2007, compared to $6.0 billion in fiscal 2006. The increase in net sales was due to increased investment by memory and logic semiconductor customers in multiple areas, including etch, inspection, and RTP products. Operating income increased 19 percent to $2.4 billion in fiscal 2007, compared to $2.0 billion in fiscal 2006. The increase in operating income was due to higher revenue levels and continued focus on cost controls. Operating income for fiscal 2007 included charges of $66 million related to ceasing development of beamline implant products. In fiscal 2006, the Company launched the Applied Producer GT, a significant redesign of its successful Producer platform that offers faster, more cost-effective CVD processing for 45 nm and beyond applications. To meet the challenges of fabricating next-generation transistors, Applied announced its portfolio of high-k/metal gate solutions, including the Applied Advanced Gate Stack and Applied Centura Carina Etch systems. Other new etch systems introduced were the Applied Mariana Trench, for etching high aspect ratio structures, the Applied Opus AdvantEdge Metal Etch with a new 5-chamber platform, and the Applied Centura Tetra III Advanced Reticle Etch. The Company also added to its line of lithography-enabling systems with the new Applied Producer ACE SACVD and added to its line of strain engineering solutions with the Applied Producer Celera CVD.

In fiscal 2006, Silicon orders of $6.6 billion increased 67 percent compared to fiscal 2005. During fiscal 2006, leading semiconductor manufacturers reported increased sales as the electronics market continued to grow. The demand for consumer electronics, including broadband, personal computers and cell phones with increasing digital content and complex chips, resulted in increased chip demand and the need for additional capacity. In addition to expanding consumer electronics demand, corporate information technology investment increased, with an emphasis on security, server consolidation and more robust internet infrastructures. Net sales of $6.0 billion increased 34 percent in fiscal 2006 compared to fiscal 2005. During fiscal 2006, demand increased in many areas, including etch, inspection and thin films products. Operating income of $2.0 billion increased 81 percent in fiscal 2006 compared to fiscal 2005. Improved operating results in fiscal 2006 reflected an increase in business volume, offset in part by increases in variable compensation expenses. In fiscal 2006, Applied continued its development of systems to increase chip performance, especially for Flash and DRAM devices. To extend the usefulness of aluminum (the material used by many memory manufacturers for interconnects) to the sub-70nm node, the Company introduced two products, the Applied Endura CVD Al technology and Applied Centura AdvantEdge Metal Etch system. For faster copper interconnects, Applied launched its enhanced Endura CuBS/S II system with Aktiv Preclean, extending the system’s capability to the 45nm node and below, especially for use with ultra-low dielectric constant (low k) films. The Company introduced the Applied Endura iLB II (integrated liner-barrier) system, offering advances in PVD titanium and preclean technologies, to provide significantly reduced resistance for contact structures. The Company also focused on providing solutions to extend customers’ lithography technology, introducing the Applied Producer APF-e (advanced patterning film enhancement) system. The new

APF-e film enables chipmakers to cost-effectively pattern nano-scale features without additional integration complexity while reducing their reliance on next-generation lithography systems.

In fiscal 2005, Silicon orders of $3.9 billion and net sales of $4.5 billion reflected lower semiconductor capital equipment investment. During the year, customers decreased manufacturing utilization to address rising chip inventory and softening end-user demand. Operating income of $1.1 billion reflected Applied’s reduction in variable expenses and cost of products sold in order to align its cost structure with market conditions. In fiscal 2005, RD&E focused on developing systems for customers’ advanced chip designs, including systems to enable smaller and faster interconnect and transistor structures with 65nm, 45nm and below geometries. For copper interconnect applications, the Company introduced the Applied Endura CuB/S II system with advanced copper barrier/seed technology and the Applied Producer Black Diamond II system for next-generation low k dielectric film layers. For leading-edge transistor gate applications, the Company launched the Applied Centura AdvantEdge Etch system, Applied Siconitm preclean technology and the Applied Vantage RadOx RTP. New applications in strain engineering, which involves creating localized areas of stress in the transistor structure, were also developed for existing systems to meet customers’ requirements for faster transistors. In the area of inspection and metrology, the Company launched the Applied UVisiontm system, the industry’s first laser 3D brightfield inspection tool, and Applied OPC Check software, designed to automate critical OPC mask verification.

Fab Solutions Segment

The Fab Solutions segment includes products to improve the productivity and operating efficiency and lessen the environmental impact of customers’ factories, and includes spares and remanufactured equipment sales. Customer demand for spare parts and services is fulfilled through a global distribution system with trained service engineers located in close proximity to customer sites. This business is focused on expanding with technically-differentiated new products that improve fab productivity, reduce fab operation costs, and enable customers to decrease the environmental impact of manufacturing.

Fiscal Year	2005	2006	2007
	(In millions)

New orders	$1,713	$2,259	$2,374
Net sales	$1,768	$2,210	$2,196
Operating income	$400	$623	$572

Orders of $2.4 billion increased 5 percent in fiscal 2007, compared to $2.3 billion in fiscal 2006. The increase in orders reflected increased demand for spare parts and services, as well as demand for factory automation products obtained as part of the Brooks Software acquisition. Net sales of $2.2 billion in fiscal 2007 were slightly down compared to fiscal 2006 and reflected declines in spares parts sales, offset by increased factory automation sales. Fiscal 2007 remanufactured equipment orders and net sales remained consistent with fiscal 2006 levels. Operating income decreased 8 percent to $572 million in fiscal 2007, compared to $623 million in fiscal 2006, reflecting product mix and increased operating expenses and charges related to the Brooks Software acquisition.

In fiscal 2006, orders of $2.3 billion increased 32 percent compared to fiscal 2005. Net sales of $2.2 billion increased 25 percent compared to fiscal 2005. Net sales reflected increases in spare parts shipments and service contracts as a result of higher wafer starts and an increase in 200mm remanufactured equipment investment. Operating income of $623 million increased 56 percent in 2006 compared to 2005. During fiscal 2006, operating results reflected improved operational efficiencies and savings from cost control initiatives. Applied also expanded its product offerings with the introduction of abatement systems for reducing perfluorocompound (PFC) emissions and additional chamber performance services capabilities.

Fiscal 2005 orders of $1.7 billion reflected customers’ cost reduction initiatives and lower remanufactured systems orders, offset in part by a modest increase in wafer starts. Fiscal 2005 net sales were $1.8 billion and operating income was $400 million. Applied expanded its product portfolio with the addition of abatement systems, FAB300 manufacturing execution systems, products for assembly and test, kitting and cleaning, and other technology-focused fab offerings.

Display Segment

The Display segment encompasses products and services for manufacturing LCDs for TVs, personal computers and other video-enabled devices. Applied is focused on expanding market share by differentiation with larger-scale substrates, entry into new markets, and development of products to enable cost reductions through enhanced productivity and uniformity. The Display segment also developments, manufactures and supports differentiated stand-alone equipment for the Applied SunFab Thin Film Line.

Fiscal Year	2005	2006	2007
	(In millions)

New orders	$758	$1,037	$407
Net sales	$756	$966	$862
Operating income	$254	$319	$217

Orders decreased 61 percent to $407 million in fiscal 2007, compared to $1.0 billion in fiscal 2006, reflecting continued delays in capacity expansion plans by LCD panel makers in light of excess inventories and sales price declines. LCD customers increased spending levels in the fourth quarter of fiscal 2007 as panel makers began to experience more favorable market conditions. Net sales decreased 11 percent to $862 million in fiscal 2007 from $1.0 billion in fiscal 2006. The decrease in net sales was attributable to lower investment by LCD manufacturers as they absorbed capacity. Operating income decreased 32 percent to $217 million in fiscal 2007, compared to $319 million in fiscal 2006, due to lower revenues and factory absorption, product mix and higher operating expenses in support of the expanded product portfolio resulting from the acquisition of Applied Films in July 2006. In 2007, Applied launched the AKT-PiVottm 55KV system which employs high-productivity, cost-efficient PVD technology to deposit metal and transparent conductive oxide films on the substrate.

In fiscal 2006, orders of $1.0 billion increased 37 percent compared to fiscal 2005. During fiscal 2006, price reductions in consumer electronics accelerated the growth of the flat panel display market. As a result, display manufacturers increased investments in Gen-7, Gen-7.5, and Gen-8 systems. In addition, laptop demand continued to be strong, resulting in additional Gen-5 and Gen-5.5 fab investment. With the acquisition of Applied Films in fiscal 2006, Applied entered the PVD color filter market. Net sales of $1.0 billion increased 28 percent in 2006 compared to 2005. During the last quarter of fiscal 2006, flat panel equipment demand began to slow as customers aligned their capacity plans and inventory levels. Operating income of $319 million increased 25 percent in 2006 compared to 2005. Fiscal 2006 results included a $5 million IPR&D expense related to the acquisition of Applied Films. Applied launched three FPD systems, the AKT-55K EBT, the AKT-55K PECVD and the AKT-NEW ARISTO 2200, for manufacturing Gen-8.5 panels, sized at 2.2m x 2.5m, which produce up to six 55-inch LCD TV screens.

Fiscal 2005 orders of $758 million reflected lower demand for smaller panel equipment, offset in part by orders for Gen-7.5 systems as manufacturers migrated to larger-sized flat panel display production. Net sales and operating income increased to $756 million and $254 million, respectively. Fiscal 2005 results included higher RD&E expenses. Applied introduced the Gen-8 AKT-50K PECVD system for manufacturing LCDs. This system processes 2.2m x 2.4m glass substrates for producing up to six 52-inch LCD TV screens.

Adjacent Technologies

The Adjacent Technologies segment includes products and services for manufacturing solar cells, high throughput roll-to-roll coating systems for flexible electronics, and energy-efficient glass. Applied began offering these products after the acquisition of Applied Films in the third quarter of fiscal 2006. In the fourth quarter of fiscal 2007, Applied acquired HCT Shaping Systems SA (HCT), expanding its solar product offerings. Activities in this segment are focused on delivering solutions to generate and conserve energy, with the objective to lower the cost to produce solar electricity by providing equipment and services to enhance manufacturing scale and efficiency.

Fiscal Year	2005	2006	2007
	(In millions)

New orders	$—	$37	$245
Net sales	$—	$20	$165
Operating loss	$—	$8	$89

New orders of $245 million in fiscal 2007 increased from $37 million in fiscal 2006, due primarily to increased orders of c-Si solar, glass and flexible electronics products. Net sales of $165 million in fiscal 2007 increased from $20 million in fiscal 2006 due primarily to higher glass, flexible electronics and solar net sales. Operating loss of $89 million in fiscal 2007 increased from $8 million in fiscal 2006 reflecting increased RD&E spending to develop products and services that enable lower-cost production of solar energy and costs related to expansion of solar marketing efforts, offset by higher revenues. In fiscal 2007, Applied introduced the Applied SunFab Thin Film Line, the first integrated production line designed for manufacturing thin film silicon solar modules using 5.7 square meter glass panels.

Orders and net sales in fiscal 2006 reflected the results of Applied Films’ solar, flexible electronics and energy-efficient glass products that Applied acquired in the third quarter. Fiscal 2006 results included a $9 million IPR&D expense related to the acquisition of Applied Films.

Business Combinations and Equity-Method Investment

On August 23, 2007, Applied acquired all of the outstanding shares of Switzerland-based HCT for $463 million in cash, net of cash acquired. HCT is the world’s leading supplier of precision wafering systems used principally in manufacturing c-Si substrates for the solar industry.

On March 30, 2007, Applied purchased Brooks Software for $137 million in cash. Brooks Software is a leading provider of factory management and control software to the semiconductor and flat panel display industries. Its products complement Applied’s existing software applications and enable Applied to offer customers a comprehensive computer integrated manufacturing solution for optimizing fab operations.

On August 14, 2006, Applied’s wholly-owned subsidiary, Metron Technology, Inc. (Metron), purchased certain parts cleaning and recycling assets in Singapore from UMS Solutions PTE Ltd. for $10 million. The acquisition enhanced the Company’s capabilities in Southeast Asia to provide advanced, high-quality parts cleaning services to support its customers’ semiconductor manufacturing requirements.

On July 20, 2006, Applied and Dainippon Screen Mfg. Co., Ltd. (Screen) completed the formation of Sokudo Co., Ltd. (Sokudo), a Japanese joint venture company, to deliver advanced track solutions for customers’ critical semiconductor manufacturing requirements. Track systems are a key part of semiconductor manufacturing and are used before and after photolithography to deposit, bake and develop the photoresist layer that defines circuit patterns. Screen owns 52 percent and holds the controlling interest in Sokudo, and Applied owns 48 percent of Sokudo. Screen transferred into Sokudo its existing track business and related intellectual property, including employees, products and its installed base of systems. Applied paid $147 million for its investment in Sokudo. Additionally, Applied contributed to Sokudo certain technology and related intellectual property and has provided key development employees. Screen performs manufacturing for Sokudo under an outsourcing agreement.

On July 7, 2006, Applied completed its acquisition of Applied Films, a leading supplier of thin film deposition equipment used in manufacturing LCDs, solar cells, flexible electronics and energy-efficient glass. Applied paid $28.50 per share in cash for each outstanding share of Applied Films for a total purchase price of approximately $484 million, or $328 million net of Applied Films’ existing cash and marketable securities. As part of the acquisition, Applied assumed Applied Films’ outstanding stock options and restricted stock unit awards that, at the acquisition date, had a total fair value of $26 million, of which $18 million was allocated to the purchase price and the remainder to unearned compensation. Upon the acquisition and subject to vesting, Applied Films stock options became exercisable for shares of Applied common stock and Applied Films restricted stock unit awards became payable in shares of Applied common stock totaling, in the aggregate, three million shares of Applied common stock.

On December 23, 2005, Applied acquired all of the outstanding shares of ChemTrace Corporation and ChemTrace Precision Cleaning, Inc. for $22 million in cash, net of cash acquired, of which $18 million was paid upon closing. This business provides customers with precision parts cleaning and materials testing solutions.

On June 28, 2005, Applied purchased certain assets of SCP Global Technology, Inc. (SCP), consisting of single-wafer, HF-last immersion technology and Marangoni clean/dry intellectual property, for approximately $24 million in cash.

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

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 will become effective for Applied beginning in fiscal 2008. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Applied will continue to evaluate the application of FIN 48. Management does not believe the effect of implementing FIN 48 will have a material impact on its financial position or results of operations.

Financial Condition, Liquidity and Capital Resources

Applied’s cash, cash equivalents and investments increased from $3.2 billion at October 29, 2006 to $3.7 billion at October 28, 2007, due primarily to cash generated from operating activities and proceeds from common stock issuances, offset by share repurchases, cash paid for acquisitions and cash dividend distributions. Applied has not undertaken any significant external financing activities for several years.

Cash, cash-equivalents and investments consist of the following:

	October 29,	October 28,
	2006	2007
	(In millions)

Cash and cash equivalents	$861	$1,203
Short-term investments	1,036	1,167
Long-term investments	1,315	1,362

Total cash, cash-equivalents and investments	$3,212	$3,732

Applied generated cash from operating activities of $2.2 billion in fiscal 2007, $2.0 billion in fiscal 2006, and $1.3 billion in fiscal 2005. The primary sources of cash from operating activities were net income, as adjusted to exclude the effect of non-cash charges including depreciation, amortization, equity-based compensation, asset impairments and restructuring and IPR&D expenses, and changes in working capital levels, including accounts receivable and inventories. Applied utilized programs to discount letters of credit issued by customers of $431 million in fiscal 2007, $237 million in fiscal 2006, and $145 million in fiscal 2005. Discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Days sales outstanding were 79 days at the end of fiscal 2007, compared to 80 days at the end of fiscal 2006 and 85 days at the end of fiscal 2005. The decrease in days sales outstanding in fiscal 2007 was primarily related to the change in the regional sales mix. Inventories decreased by $94 million in fiscal 2007, reflecting improved working capital management during a period of increased business volume and sales activity.

Applied used $977 million of cash for investing activities in fiscal 2007, generated $1.9 billion of cash for investing activities in fiscal 2006 and used $219 million of cash in investing activities in fiscal 2005. Purchases of investments, net of proceeds from sales and maturities of investments, totaled $150 million for fiscal 2007. Proceeds from sales and maturities of investments, net of purchases of investments, totaled $2.6 billion in fiscal 2006 and $83 million in fiscal 2005. Proceeds from the sale of investments in fiscal 2006 were used principally to fund Applied’s accelerated stock buyback.

Capital expenditures were $265 million in fiscal 2007, $179 million in fiscal 2006 and $200 million in fiscal 2005. Fiscal 2007 capital expenditures included investment in the implementation of an enterprise resource planning software system, and in Applied’s new global development capability center in Xi’an, China. Fiscal 2006 capital expenditures included purchases of lab equipment, network infrastructure and three buildings in Santa Clara, California that Applied had previously leased. Fiscal 2005 capital expenditures included investments in laboratory equipment and upgrades to Applied’s enterprise resource planning software and network architecture.

Investing activities also included investments in technology and acquisitions of companies to allow Applied to access new market opportunities or emerging technologies. During fiscal 2007, Applied acquired all of the outstanding shares of HCT for $463 million in cash, net of cash acquired, and certain net assets of Brooks Software for $137 million in cash. During fiscal 2006, Applied paid cash for acquisitions and the investment in a joint venture totaling $486 million. During fiscal 2006, Applied acquired the outstanding stock of Applied Films for $310 million in cash, net of cash and marketable securities acquired, and assumed equity awards with a fair value of $26 million, of which $18 million was included in the purchase price; formed a joint venture, Sokudo, with Dainippon Screen Mfg. Ltd., for which Applied paid $147 million in cash and contributed other assets; acquired certain assets of UMS Solutions for $10 million; and acquired ChemTrace for approximately $22 million in cash, net of cash acquired, of which $18 million was paid upon closing. During fiscal 2005, Applied paid $102 million, net of cash acquired, for the Metron and EcoSys acquisitions. See Note 12 of Notes to Consolidated Financial Statements for additional details.

On November 9, 2007, Applied purchased from Edwards Vacuum, Inc. certain assets of its Kachina semiconductor equipment parts cleaning and refurbishment business for $19 million. On November 19, 2007, Applied entered into an agreement to acquire all of the outstanding shares of Baccini S.p.A. (Baccini), a privately-held company based in Italy, for €225 million (or approximately $330 million at the exchange rate at the time of announcement) in cash, which is expected to close in early 2008.

Applied used cash of $892 million for financing activities in fiscal 2007, $4.1 billion in fiscal 2006, and $1.6 billion in fiscal 2005. Financing activities included issuances and repurchases of common stock and payment of dividends. Since March 1996, Applied has systematically repurchased shares of its common stock in the open market. Cash used to repurchase shares totaled $1.3 billion in fiscal 2007, $4.2 billion in fiscal 2006, and $1.7 billion in fiscal 2005. Beginning in the second quarter of fiscal 2005, Applied’s Board of Directors declared four consecutive quarterly cash dividends, in the amount of $0.03 per share each. The first two declared cash dividends totaling $98 million were paid during fiscal 2005. Beginning in the second quarter of fiscal 2006, Applied’s Board declared three consecutive quarterly cash dividends, in the amount of $0.05 per share each. Cash dividends totaling $251 million were paid during fiscal 2006. Beginning in the second quarter of fiscal 2007, Applied’s Board declared three consecutive quarterly cash dividends, in the amount of $0.06 per share each. Cash dividends totaling $306 million were paid during fiscal 2007. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis in the future, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of Applied’stockholders. Financing activities also included borrowings and repayments of debt. Applied did not have any borrowings in fiscal years 2005, 2006 or 2007. As of October 28, 2007, Applied had credit facilities for unsecured borrowings in various currencies of up to approximately $1.2 billion, of which $1.0 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to expire in January 2012. This agreement provides for borrowings at interest rates keyed to one of the two rates selected by Applied for each advance, and includes financial and other covenants with which Applied was in compliance at October 28, 2007. No amounts were outstanding under this agreement at October 28, 2007. Cash used for debt repayments totaled $202 million for fiscal 2007, $8 million for fiscal 2006, and $62 million for fiscal 2005. Cash generated from issuances of common stock pursuant to Applied’s equity compensation programs totaled $948 million for fiscal 2007, $361 million for fiscal 2006, and $266 million for fiscal 2005.

On September 18, 2006, Applied entered into accelerated stock buyback agreements with Goldman Sachs under which Applied agreed to repurchase from Goldman Sachs shares of Applied’s outstanding common stock for an initial purchase price of $2.5 billion. Under the agreements, Applied purchased 145 million shares of its common stock on September 18, 2006 at a price per share of $17.20, and Goldman Sachs agreed to purchase an equivalent number of shares in the open market over the following four months. At the end of the four month period, Applied was entitled or subject to a price adjustment based upon the volume weighted average price of Applied common stock during the purchase period. On January 24, 2007, Applied settled the price adjustment of $132 million by payment in cash to Goldman Sachs, resulting in an adjusted price per share of $18.08. The repurchase was funded with Applied’s existing cash and investments. The repurchased shares were reported as treasury stock.

At October 28, 2007, cash and cash equivalents included an aggregate investment of $147 million in an enhanced cash fund (the “Fund”). During the period between October 29, 2007 and December 6, 2007, Applied redeemed net $61 million of its investment in the Fund at par value (net of interim transactions). On December 6, 2007, the Fund’s manager notified Applied that: (1) cash redemptions were temporarily suspended, although redemptions could be fulfilled through a pro rata distribution of the underlying securities, consisting principally of high quality corporate debt, mortgage-backed securities and asset-backed securities; (2) the Fund’s valuation will be based on the market value of the underlying securities, whereas historically the Fund’s valuation was based on amortized cost; and (3) interest would continue to accrue. The estimated carrying value of Applied’s investment in the Fund at December 6, 2007 was $86 million and is not considered a cash equivalent due to the suspension of Fund redemptions. Applied expects to receive a pro rata distribution of the underlying securities in the Fund. Applied anticipates that this redemption will not result in a significant loss. The securities received on redemption will be subject to changes in value depending on market conditions.

Although cash requirements will fluctuate based on the timing and extent of factors such as those discussed above, Applied’s management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy Applied’s liquidity requirements for the next 12 months. For further details regarding Applied’s operating, investing and financing activities for each of the three years in the period ended October 28, 2007, see the Consolidated Statements of Cash Flows in this report.

Off-Balance Sheet Arrangements

During the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by Applied or its subsidiaries. As of October 28, 2007, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $194 million. Applied has not recorded any liability in connection with these guarantee arrangements below that required Applied to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Applied also has operating leases for various facilities. Total rental expense for operating leases was $62 million for fiscal 2007, $70 million for fiscal 2006, and $87 million for fiscal 2005.

Contractual Obligations

The following table summarizes Applied’s contractual obligations as of October 28, 2007:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In millions)

Long-term debt obligations	$205	$3	$2	$—	$200
Interest expense associated with long-term debt obligations	143	14	29	29	71
Operating lease obligations	144	59	61	12	12
Purchase obligations*	1,264	1,263	1	—	—
Other long-term liabilities	204	8	81	18	97

	$1,960	$1,347	$174	$59	$380

*	Represents Applied’s agreements to purchase goods and services consisting of Applied’s (a) outstanding purchase orders for goods and services; and (b) contractual requirements to make specified minimum payments even if Applied does not take delivery of the contracted goods.

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

Equity-Based Compensation — Employee Stock Option Plans and Employee Stock Purchase Plans

Beginning on October 31, 2005, Applied began accounting for stock options and Employee Stock Purchase Plan (ESPP) shares under the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)), which requires recognition of the fair value of equity-based compensation. The fair value of stock options and ESPP shares was estimated using a Black-Scholes option valuation model. This methodology requires the use of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility and the estimated life of each award. The fair value of equity-based compensation awards less the estimated forfeitures is amortized over the service period of the award, and Applied has elected to use the straight-line method. Prior to the implementation of SFAS 123(R), Applied accounted for stock options and ESPP shares under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and made pro forma footnote disclosures as required by SFAS No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123,” which amended SFAS No. 123, “Accounting For Stock-Based Compensation.” Pro forma net income and pro forma net income per share disclosed in the footnotes to the Consolidated Financial Statements were estimated using a Black-Scholes option valuation model. The fair value of restricted stock units was calculated based upon the fair market value of Applied’s common stock at the date of grant (see Note 1 of Notes to Consolidated Financial Statements).

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At October 28, 2007, Applied’s investment portfolio included fixed-income securities with a fair value of approximately $2.6 billion. Applied’s primary objective for investing in fixed-income securities is to preserve principal while maximizing returns and minimizing risk. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at October 28, 2007 and October 29, 2006, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $31 million and $28 million, respectively. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the Consolidated Statement of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporarily impaired.

All of Applied’s debt bears interest at fixed rates. Therefore, an immediate 100 basis point increase in interest rates would not be expected to have a material effect on Applied’s near-term financial condition or results of operations.

Foreign Currency Exchange Rate Risk

Certain operations of Applied are conducted in foreign currencies, such as Japanese yen, euro, Israeli shekel and Swiss francs. Applied enters into forward exchange and currency option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur typically within

12 months. Gains and losses on these contracts are generally recognized in the Consolidated Statements of Operations at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses did not have a material effect on Applied’s results of operations for fiscal 2005, 2006 or 2007.

Forward exchange contracts are denominated in the same currency as the underlying transactions (primarily Japanese yen, euro, Israeli shekel and Swiss francs), and the terms of the forward exchange contracts generally match the terms of the underlying transactions. Applied’s outstanding forward exchange contracts are marked-to-market (see Note 2 of Notes to Consolidated Financial Statements), as are the majority of the related underlying transactions being hedged; therefore, the effect of exchange rate changes on forward exchange contracts is expected to be substantially offset by the effect of these changes on the underlying transactions. The effect of an immediate 10 percent change in exchange rates on forward exchange contracts and the underlying hedged transactions is not expected to be material to Applied’s near-term financial condition or results of operations. Applied’s risk with respect to currency option contracts is limited to the premium paid for the right to exercise the option. Premiums paid for options outstanding at October 28, 2007 were not material.

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

Management’s Report on Internal Control over Financial Reporting.   Applied’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of Applied’s Chief Executive Officer and Chief Financial Officer, management of Applied conducted an evaluation of the effectiveness of Applied’s internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, Applied’s management concluded that Applied’s internal control over financial reporting was effective as of October 28, 2007.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of Applied’s internal control over financial reporting as of October 28, 2007.

Changes in Internal Control over Financial Reporting.  During the fourth quarter of fiscal 2007, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.

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

We have audited Applied Materials, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of October 28, 2007, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Applied Materials Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 28, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Applied Materials, Inc. and subsidiaries as of October 28, 2007 and October 29, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 28, 2007. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as of and for each of the years in the three-year period ended October 28, 2007. Our report dated December 14, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/  KPMG LLP
KPMG LLP

Mountain View, California
December 14, 2007

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from Applied’s Proxy Statement to be filed with the SEC in connection with the 2008 Annual Meeting of Stockholders (the Proxy Statement).

Item 10:	Directors, Executive Officers and Corporate Governance

(1) Information concerning directors, including director nominations, and Applied’s audit committee and audit committee financial expert, appears in the Proxy Statement under “Election of Directors,” and is incorporated herein by reference.

(2) For information with respect to Executive Officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers of the Registrant.”

(3) Information concerning Section 16(a) beneficial ownership reporting compliance appears in the Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Applied has implemented the Standards of Business Conduct, a code of ethics with which every person who works for Applied and every member of the Board of Directors is expected to comply. If any substantive amendments are made to the Standards of Business Conduct or any waiver is granted, including any implicit waiver, from a provision of the code to Applied’s Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, Applied will disclose the nature of such amendment or waiver on its website or in a report on Form 8-K. The above information, including the Standards of Business Conduct, is available on Applied’s website under the Investors section at http://www.appliedmaterials.com/investors/index.html. This website address is intended to be an inactive, textual reference only. None of the material on this website is part of this report.

Item 11:	Executive Compensation

Information concerning executive compensation appears in the Proxy Statement under “Executive Compensation and Related Information” and is incorporated herein by reference.

Information concerning compensation committee interlocks and insider participation appears in the Proxy Statement under “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Information concerning the compensation committee report appears in the Proxy Statement under “Human Resources and Compensation Committee Report” and is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management appears in the Proxy Statement, under “Principal Stockholders,” and is incorporated herein by reference.

The following table summarizes information with respect to options and other equity awards under Applied’s equity compensation plans as of October 28, 2007:

Equity Compensation Plan Information

(c)
	(a)			Number of Securities
	Number of		(b)	Available for Future
	Securities to be		Weighted Average	Issuance Under Equity
	Issued Upon Exercise		Exercise Price of	Compensation Plans
	of Outstanding Options,		Outstanding Options,	(Excluding Securities
	Warrants and		Warrants and	Reflected in
Plan Category	Rights(1)		Rights(2)	Column(a))
(In thousands, except prices)

Equity compensation plans approved by security holders	43,478		$17.79	197,690	(3)
Equity compensation plans not approved by security holders	70,020	(4)	$17.82	34,992	(5)

Total	113,498		$17.81	232,682

(1)	Includes only options and restricted stock units (referred to as “performance shares” under the Applied Materials, Inc. Employee Stock Incentive Plan) outstanding under Applied’s equity compensation plans, as no stock warrants or other rights were outstanding as of October 28, 2007.

(2)	The weighted average exercise price calculation does not take into account any restricted stock units as they have a de minimis purchase price.

(3)	Includes 73,781 shares of Applied common stock available for future issuance under the Applied Materials, Inc. Employees’ Stock Purchase Plan. Of these 73,781 shares, 1,788 are subject to purchase during the purchase period in effect as of October 28, 2007.

(4)	Includes options to purchase 2,363 shares of Applied common stock and 21,987 shares of Applied common stock underlying restricted stock units assumed through various mergers and acquisitions, after giving effect to the applicable exchange ratios. The assumed options had a weighted average exercise price of $13.32 per share. No further shares are available for issuance under the plans under which these assumed awards were granted.

(5)	Includes 2,578 shares of Applied common stock available for future issuance under the Applied Materials, Inc. Stock Purchase Plan for Offshore Employees. Of these 2,578 shares, 693 are subject to purchase during the purchase period in effect as of October 28, 2007.

Applied has the following equity compensation plans that have not been approved by stockholders:

2000 Global Equity Incentive Plan The 2000 Global Equity Incentive Plan (the 2000 Plan) was adopted effective as of June 21, 2000. The 2000 Plan provides for the grant of non-qualified stock options to employees other than officers and directors. The administrator of the 2000 Plan (either the Board of Directors of Applied or a committee appointed by the Board) determines the terms and conditions of all stock options granted; provided, however, that (1) the exercise price generally may not be less than 100 percent of the fair market value (on the date of grant) of the stock covered by the option, and (2) the term of options can be no longer than 10 years (or 13 years in the event of death). A total of 147,000,000 shares have been authorized for issuance under the 2000 Plan, and 32,414,000 shares remain available for issuance as of October 28, 2007.

Stock Purchase Plan for Offshore Employees The Stock Purchase Plan for Offshore Employees (the Offshore ESPP) was adopted effective as of October 16, 1995 for the benefit of employees of Applied’s participating affiliates (other than United States citizens or residents). The Offshore ESPP provides for the grant of options to purchase shares of Applied common stock through payroll deductions pursuant to one or more offerings. The administrator of the Offshore ESPP (the Board of Directors of Applied or a committee appointed by the Board) determines the terms and conditions of all options prior to the start of an offering, including the purchase price of shares, the number of shares covered by the option and when the option may be exercised. All options granted as part of an offering must be granted on the same date. A total of

12,800,000 shares have been authorized for issuance under the Offshore ESPP, and 2,578,000 shares remain available for issuance as of October 28, 2007.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

The information appearing in the Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated herein by reference.

The information appearing in the Proxy Statement under the heading “Director Independence” is incorporated herein by reference.

Item 14:	Principal Accounting Fees and Services

Information concerning principal accounting fees and services and the audit committee’s preapproval policies and procedures appears in the Proxy Statement under the headings “Fees Paid to KPMG LLP” and “Policy and Audit Committee’s Pre-Approval of Audit and Permisssible Non-audit Services of Independent Registered Public Accounting Firm,” is incorporated herein by reference.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

		Page
		Number

(1)	Financial Statements:
	Consolidated Statements of Operations for each of the three years in the period ended October 28, 2007	45
	Consolidated Balance Sheets at October 29, 2006 and October 28, 2007	46
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended October 28, 2007	47
	Consolidated Statements of Cash Flows for each of the three years in the period ended October 28, 2007	48
	Notes to Consolidated Financial Statements	49
	Report of KPMG LLP, Independent Registered Public Accounting Firm	83
(2)	Financial Statement Schedule:
	Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended October 28, 2007	90
(3)	Exhibits:
	The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K	84

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

APPLIED MATERIALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	October 30,	October 29,	October 28,
Fiscal Year	2005	2006	2007
	(In thousands, except per share amounts)

Net sales	$6,991,823	$9,167,014	$9,734,856
Cost of products sold	3,905,949	4,875,212	5,242,413

Gross margin	3,085,874	4,291,802	4,492,443
Operating expenses:
Research, development and engineering	940,507	1,152,326	1,142,073
Marketing and selling	358,524	438,654	451,258
General and administrative	338,878	468,088	501,185
Restructuring and asset impairments	—	212,113	26,421

Income from operations	1,447,965	2,020,621	2,371,506
Pretax loss of equity-method investment	—	2,849	29,371
Interest expense	37,819	36,096	38,631
Interest income	171,423	185,295	136,149

Income before income taxes	1,581,569	2,166,971	2,439,653
Provision for income taxes	371,669	650,308	729,457

Net income	$1,209,900	$1,516,663	$1,710,196

Earnings per share:
Basic	$0.74	$0.98	$1.22
Diluted	$0.73	$0.97	$1.20
Weighted average number of shares:
Basic	1,645,531	1,551,339	1,406,685
Diluted	1,657,493	1,565,072	1,427,002

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED BALANCE SHEETS

	October 29,	October 28,
	2006	2007
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$861,463	$1,202,722
Short-term investments	1,035,875	1,166,857
Accounts receivable, less allowance for doubtful accounts of $3,342 and $4,136 at 2006 and 2007, respectively	2,026,199	2,049,427
Inventories	1,406,777	1,313,237
Deferred income taxes	455,473	424,502
Assets held for sale	37,211	—
Other current assets	258,021	448,879

Total current assets	6,081,019	6,605,624
Long-term investments	1,314,861	1,362,425
Property, plant and equipment	2,753,883	2,782,204
Less: accumulated depreciation and amortization	(1,729,589)	(1,730,962)

Net property, plant and equipment	1,024,294	1,051,242
Goodwill, net	572,558	1,000,176
Purchased technology and other intangible assets, net	201,066	373,178
Equity-method investment	144,431	115,060
Deferred income taxes and other assets	142,608	146,370

Total assets	$9,480,837	$10,654,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$202,535	$2,561
Accounts payable and accrued expenses	2,023,651	2,213,313
Income taxes payable	209,859	157,549

Total current liabilities	2,436,045	2,373,423
Long-term debt	204,708	202,281
Other liabilities	188,684	256,962

Total liabilities	2,829,437	2,832,666

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: $.01 par value per share; 1,000 shares authorized; no shares issued	—	—
Common stock: $.01 par value per share; 2,500,000 shares authorized; 1,391,730 and 1,385,711 shares outstanding at 2006 and 2007, respectively	13,917	13,857
Additional paid-in capital	3,678,202	4,658,832
Retained earnings	9,472,303	10,863,291
Treasury stock: 378,435 and 434,686 shares at 2006 and 2007, respectively, net	(6,494,012)	(7,725,924)
Accumulated other comprehensive income (loss)	(19,010)	11,353

Total stockholders’ equity	6,651,400	7,821,409

Total liabilities and stockholders’ equity	$9,480,837	$10,654,075

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

							Accumulated
			Additional	Deferred			Other
	Common Stock		Paid-In	Stock	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Stock	Income/(Loss)	Total
	(In thousands)

Balance at October 31, 2004	1,680,264	$16,803	$2,882,775	$(96)	$7,164,170	$(812,042)	$10,417	$9,262,027
Components of comprehensive income:
Net income	—	—	—	—	1,209,900	—	—	1,209,900
Change in unrealized net loss on investments	—	—	—	—	—	—	(33,053)	(33,053)
Change in unrealized net gain on derivative instruments	—	—	—	—	—	—	8,561	8,561
Change in minimum pension liability	—	—	—	—	—	—	(17,868)	(17,868)
Translation adjustments	—	—	—	—	—	—	(5,305)	(5,305)

Comprehensive income								1,162,235
Dividends	—	—	—	—	(146,277)	—	—	(146,277)
Equity-based compensation	—	—	55	—	—	—	—	55
Issuance under stock plans, including tax benefits of $84,294	27,638	276	278,223	—	—	71,910	—	350,409
Amortization of deferred stock compensation	—	—	—	96	—	—	—	96
Treasury stock repurchases	(101,208)	(1,012)	—	—	—	(1,698,984)	—	(1,699,996)

Balance at October 30, 2005	1,606,694	$16,067	$3,161,053	$—	$8,227,793	$(2,439,116)	$(37,248)	$8,928,549
Components of comprehensive income:
Net income	—	—	—	—	1,516,663	—	—	1,516,663
Change in unrealized net gain on investments	—	—	—	—	—	—	16,486	16,486
Change in unrealized net gain on derivative instruments	—	—	—	—	—	—	(4,888)	(4,888)
Change in minimum pension liability	—	—	—	—	—	—	(117)	(117)
Translation adjustments	—	—	—	—	—	—	6,757	6,757

Comprehensive income							—	1,534,901
Dividends	—	—	—	—	(272,153)	—	—	(272,153)
Equity-based compensation	—	—	216,269	—	—	—	—	216,269
Issuance under stock plans, including tax benefits of $23,664 and other	23,433	234	282,587	—	—	77,958	—	360,779
Assumption of Applied Films equity plans	—	—	18,293	—	—	—	—	18,293
Treasury stock repurchases	(238,397)	(2,384)	—	—	—	(4,132,854)	—	(4,135,238)

Balance at October 29, 2006	1,391,730	$13,917	$3,678,202	$—	$9,472,303	$(6,494,012)	$(19,010)	$6,651,400
Components of comprehensive income:
Net income	—	—	—	—	1,710,196	—	—	1,710,196
Change in unrealized net loss on investments	—	—	—	—	—	—	21,887	21,887
Change in unrealized net gain on derivative instruments	—	—	—	—	—	—	(5,728)	(5,728)
Change in minimum pension liability	—	—	—	—	—	—	3,462	3,462
Change in retiree medical benefit	—	—	—	—	—	—	(1,132)	(1,132)
Translation adjustments	—	—	—	—	—	—	9,583	9,583

Comprehensive income							—	1,738,268
Adjustment to initially apply SFAS 158, net of tax of $959	—	—	—	—	—	—	2,291	2,291
Dividends	—	—	—	—	(319,208)	—	—	(319,208)
Equity-based compensation	—	—	161,196	—	—	—	—	161,196
Issuance under stock plans, including tax benefits of $48,870 and other	54,391	544	819,434	—	—	99,481	—	919,459
Treasury stock repurchases	(60,410)	(604)		—	—	(1,331,393)	—	(1,331,997)

Balance at October 28, 2007	1,385,711	$13,857	$4,658,832	$—	$10,863,291	$(7,725,924)	$11,353	$7,821,409

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	October 30,	October 29,	October 28,
Fiscal Year	2005	2006	2007
	(In thousands)

Cash flows from operating activities:
Net income	$1,209,900	$1,516,663	$1,710,196
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	300,433	270,413	268,334
Loss on fixed asset retirements	22,553	28,365	21,401
Restructuring and asset impairments	—	212,113	26,421
Acquired in-process research and development expense	—	14,000	4,900
Pretax loss of equity-method investment	—	2,849	29,371
Net recognized loss on investments	39,581	41,391	5,460
Deferred income taxes	20,310	25,323	31,642
Excess tax benefits from equity-based compensation plans	—	(23,664)	(49,794)
Tax benefit from equity-based compensation plans	84,294	—	—
Amortization of deferred compensation	96	—	—
Equity-based compensation	55	216,269	161,197
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	86,959	(393,022)	34,259
Inventories	130,924	(222,335)	140,933
Other current assets	48,315	25,224	(164,289)
Other assets	(10,415)	17,088	3,359
Accounts payable and accrued expenses	(444,858)	237,952	(12,473)
Income taxes payable	(217,851)	100,020	(23,968)
Other liabilities	16,425	(91,531)	22,347

Cash provided by operating activities	1,286,721	1,977,118	2,209,296

Cash flows from investing activities:
Capital expenditures	(199,650)	(179,482)	(264,784)
Cash paid for acquisitions, net of cash acquired	(101,793)	(339,093)	(599,653)
Investment in equity-method investment	—	(147,280)	—
Proceeds from disposition of assets	—	1,863	—
Proceeds from disposition of assets held for sale	—	16,206	37,611
Proceeds from sales and maturities of investments	6,090,477	6,071,156	3,053,640
Purchases of investments	(6,007,738)	(3,474,384)	(3,203,427)

Cash (used for)/provided by investing activities	(218,704)	1,948,986	(976,613)

Cash flows used for financing activities:
Short-term debt repayments	(13,290)	(7,710)	(99)
Long-term debt repayments	(48,425)	—	(202,040)
Proceeds from common stock issuances	266,115	337,106	898,025
Common stock repurchases	(1,677,511)	(4,157,725)	(1,331,997)
Excess tax benefit from equity-based compensation plans	—	23,664	49,794
Payments of dividends to stockholders	(98,040)	(250,782)	(305,672)

Cash used for financing activities	(1,571,151)	(4,055,447)	(891,989)

Effect of exchange rate changes on cash and cash equivalents	184	464	565

Increase/(decrease) in cash and cash equivalents	(502,950)	(128,879)	341,259
Cash and cash equivalents — beginning of year	1,493,292	990,342	861,463

Cash and cash equivalents — end of year	$990,342	$861,463	$1,202,722

Supplemental cash flow information:
Cash payments for income taxes, net	$374,302	$549,531	$845,756
Cash payments for interest	$32,171	$28,195	$29,104

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation The consolidated financial statements include the accounts of Applied Materials, Inc. and its subsidiaries (Applied or the Company) after elimination of intercompany balances and transactions. All references to a fiscal year apply to Applied’s fiscal year which ends on the last Sunday in October. Fiscal 2005, 2006 and 2007 contained 52 weeks each. Each fiscal quarter of 2005, 2006 and 2007 contained 13 weeks.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Reclassifications The accompanying consolidated financial statements for fiscal 2005 and fiscal 2006 contain certain reclassifications to conform to the fiscal 2007 presentation.

In fiscal 2007, Applied changed its presentation of accretion of discounts and amortization of premiums on its investment portfolio and gains and losses on sales of investments in the Consolidated Statements of Cash Flows. This revision did not result in material changes to operating cash flows in the accompanying Consolidated Statements of Cash Flows. The accompanying consolidated financial statements for prior year amounts have been conformed to the fiscal 2007 presentation.

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

Intangible Assets Goodwill and indefinite-lived assets are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year. Purchased technology and other intangible assets are presented at cost, net of accumulated amortization, and are amortized over their estimated useful lives of 1 to 15 years using the straight-line method.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales and Value Added Taxes Taxes collected from customers and remitted to governmental authorities are presented on a net basis in the accompanying Consolidated Statements of Operations.

Income Taxes Income tax expense is based on pretax earnings. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of recorded assets and liabilities, net operating losses and tax credit carryforwards.

Revenue Recognition Applied recognizes revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; seller’s price to buyer is fixed or determinable; and collectability is reasonably assured. Applied’s shipping terms are customarily FOB Applied shipping point or equivalent terms. Applied’s revenue recognition policy generally results in revenue recognition at the following points: (1) for all transactions where legal title passes to the customer upon shipment, Applied recognizes revenue upon shipment for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks is deferred based on the estimated fair value, and that revenue is recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer technical acceptance; (3) for transactions where legal title does not pass at shipment, revenue is recognized when legal title passes to the customer, which is typically at customer technical acceptance; and (4) for arrangements containing multiple elements, the revenue relating to the undelivered elements is deferred at estimated fair value until delivery of the deferred elements. In cases where Applied has sold products that have been demonstrated to meet product specifications prior to shipment, Applied believes that at the time of delivery, it has an enforceable claim to amounts recognized as revenue. Spare parts revenue is generally recognized upon shipment, and services revenue is generally recognized over the period that the services are provided.

Derivative Financial Instruments Applied uses financial instruments, such as forward exchange and currency option contracts, to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions typically expected to occur within 12 months. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged. The purpose of Applied’s foreign currency management is to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. All of Applied’s derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments. For derivative instruments designated and qualifying as cash flow hedges of anticipated foreign currency denominated transactions, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income/(loss) in stockholders’ equity, and is reclassified into earnings when the hedged transaction affects earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded promptly in earnings. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gain or loss on these hedges is recorded promptly in earnings to offset the changes in the fair value of the assets or liabilities being hedged. Applied does not use derivative financial instruments for trading or speculative purposes.

Foreign Currency Translation As of October 28, 2007, primarily all of Applied’s subsidiaries use the United States dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, except for non-monetary assets, such as inventories and property, plant and equipment, which are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. The resulting translation gains and losses are included in the Consolidated Statements of Operations as incurred.

Equity-Based Compensation

Applied has adopted stock plans that provide for grants to employees of equity-based awards, including stock options, restricted stock and restricted stock units (also referred to as performance shares under the Applied

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Materials, Inc. Employee Stock Incentive Plan). In addition, the Employee Stock Incentive Plan provides for the automatic grant of restricted stock units to non-employee directors and permits the grant of equity-based awards to Applied consultants. Applied also has two Employee Stock Purchase Plans (ESPP) for United States and international employees, respectively, which enable eligible employees to purchase Applied common stock.

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” Applied implemented the alternative transition method provided in the FASB Staff Position for calculating the tax effects of equity-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee equity-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee equity-based compensation awards that are outstanding upon the implementation of SFAS 123(R).

Prior to October 31, 2005, Applied measured compensation expense for its employee equity-based compensation plans using the intrinsic value method under APB 25 and related interpretations. As the exercise price of all options granted under these plans was not below the fair market price of the underlying common stock on the grant date, insignificant equity-based compensation cost for stock options was recognized in the Consolidated Statements of Operations under the intrinsic value method.

During fiscal 2006 and fiscal 2007, Applied recognized total equity-based compensation expense related to stock options, ESPP shares, restricted stock units and restricted stock of $216 million (or $0.11 per diluted share) and $161 million (of $0.08 per diluted share), respectively. During fiscal 2006 and 2007, Applied recognized income tax benefits related to equity-based compensation of $46 million and $45 million, respectively. The equity-based compensation expense related to restricted stock units and restricted stock for fiscal 2006 and fiscal 2007 was $30 million and $104 million, respectively.

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

Fiscal Year	2006	2007

Stock Options:
Dividend yield	0.73%	1.12%
Expected volatility	36.7%	31.5%
Risk-free interest rate	4.48%	4.66%
Expected life (in years)	3.8	3.9

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, Applied annually reviews historical employee exercise behavior of option grants with similar vesting periods.

Options outstanding had an aggregate intrinsic value of $165 million and $190 million at October 29, 2006 and October 28, 2007, respectively. The weighted average grant date fair value of options granted during fiscal 2006 and fiscal 2007 was $54 million and $2 million, respectively. The total intrinsic value of options exercised during fiscal 2006 and fiscal 2007 was $57 million and $141 million, respectively. The total fair value of options that vested during fiscal 2006 and fiscal 2007 was $256 million and $124 million, respectively. At October 29, 2006, Applied had $121 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 1.1 years. At October 28, 2007, Applied had $48 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 0.8 years. Cash received from stock option exercises was $284 million and $837 million, respectively, during fiscal 2006 and fiscal 2007. The actual tax benefit realized for the tax deductions from options exercised for fiscal 2006 and fiscal 2007 totaled $24 million and $50 million, respectively. During fiscal 2006, as part of the acquisition of Applied Films, Applied assumed outstanding options to purchase Applied Films common stock that, at the acquisition date, had a fair value of $26 million, including $6 million of total unrecognized compensation expense, net of $2 million of estimated forfeitures (see Note 12). The Applied Films stock options assumed by Applied were converted into options to purchase 3 million shares of Applied common stock.

Employee Stock Purchase Plans

Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the applicable offering period or at the end of each purchase period. The number of shares issued under the ESPP during fiscal 2006 and fiscal 2007 was 4,065,000 shares and 4,310,000 shares, respectively. Based on the Black-Scholes option pricing model, the weighted average estimated fair value of purchase rights under the ESPP was $5.21 per share for the year ended October 29, 2006 and $4.83 per share for the year ended October 28, 2007. Compensation expense is calculated using the fair value of the employee’s purchase rights per the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

Fiscal Year	2006	2007

ESPP:
Dividend yield	0.32%	1.18%
Expected volatility	31.1%	28.5%
Risk-free interest rate	2.81%	4.93%
Expected life (in years)	1.25	1.25

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

At October 29, 2006, Applied had $204 million total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted average period of 1.7 years (see Note 8). At October 28, 2007, Applied had $271 million total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average period of 1.5 years (see Note 8). During fiscal 2006, as part of the acquisition of Applied Films, Applied assumed Applied Films’ outstanding restricted stock units that, at the acquisition date, had a fair value of $298,000, including $130,000 of total unrecognized equity-based compensation expense, net of estimated forfeitures. The Applied Films restricted stock units assumed are expected to convert into 19,000 shares of Applied common stock upon vesting.

On January 25, 2007, the Human Resources and Compensation Committee (the Committee) of the Board of Directors approved new awards of 1,950,000 performance-based restricted stock units for Applied’s named executive officers and other key employees. The Committee also approved the issuance of 150,000 shares of restricted stock to Applied’s President and Chief Executive Officer at $0.01 per share. These awards will vest only if specific performance goals set by the Committee are achieved. The goals require the achievement of specified levels of Applied’s annual operating profit and also that the officer remain an employee of Applied through the vesting date. The fair value of the performance-based restricted stock units and restricted stock was estimated using the fair value of Applied common stock on the date of the grant and assumes that performance goals will be achieved. If such goals are not met, no compensation cost will be recognized and any recognized compensation cost will be reversed. The expected cost of the grant is being reflected over the vesting period, and is reduced for estimated forfeitures. Fiscal 2007 equity-based compensation expense included $13 million attributable to the performance-based awards granted on January 25, 2007.

Pro Forma Information under SFAS 123 for Fiscal 2005

Prior to fiscal 2006, Applied followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended. The following table illustrates the effect on net income and earnings per share for fiscal 2005 if the fair value recognition provisions of SFAS 123, as amended, had been applied to options granted under Applied’s equity-based compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods. If Applied had recognized the expense of equity-based compensation programs in the Consolidated Statements of Operations, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes.

Fiscal 2005

Reported net income	$1,209,900
Equity-based compensation expense, net of tax	(312,116)

Pro forma net income	$897,784

Earnings per share as reported:
Basic	$0.74
Diluted	$0.73
Pro forma earnings per share:
Basic	$0.55
Diluted	$0.54

For purposes of the weighted average estimated fair value calculations, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Fiscal 2005	Stock Options	ESPP

Dividend yield	0.11%	0.01%
Expected volatility	44%	48%
Risk-free interest rate	3.45%	2.51%
Expected life (in years)	4.0	1.25

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $6.46. The weighted average estimated fair value of purchase rights granted under the ESPP was $5.65. The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants was based on a combination of historical and implied volatilities.

Defined Benefit Pension Plans of Foreign Subsidiaries

On October 28, 2007, Applied implemented the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements 87, 88, 106 and 132(R)” (SFAS 158). SFAS 158 required Applied to recognize the funded status (the difference between the fair value of plan assets and the projected benefit obligations) of the defined benefit plan in the Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax, to measure the fair value of plan benefit obligations as of its fiscal year ending October 28, 2007 and to provide additional disclosures. The implementation of SFAS 158 did not have a material impact on Applied’s financial statements. For additional information on Applied’s employee benefit plans, see Note 8.

Concentrations of Credit Risk Financial instruments that potentially subject Applied to significant concentrations of credit risk consist principally of cash equivalents, investments, trade accounts receivable and derivative financial instruments used in hedging activities. Applied invests in a variety of financial instruments, such as, but not limited to, certificates of deposit, corporate and municipal bonds, United States Treasury and agency securities, and mortgage-backed securities, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. Applied’s customers consist principally of semiconductor and LCD manufacturers located throughout the world. Applied performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. Applied maintains an allowance reserve for potentially uncollectible accounts receivable based on its assessment of the collectibility of accounts receivable. Applied regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. In addition, Applied utilizes letters of credit to mitigate credit risk when considered appropriate. Applied is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but does not expect any counterparties to fail to meet their obligations.

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

For purposes of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price that exceeded the average fair market value of Applied’s common stock for the period, as the effect would be anti-dilutive. Accordingly, options to purchase 124,306,000, 123,317,000 and 51,094,000 shares of common stock for the fiscal years ended October 30, 2005, October 29, 2006 and October 28, 2007, respectively, were excluded from the computation.

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

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 will become effective for Applied beginning in fiscal 2008. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Applied will continue to evaluate the application of FIN 48. Management does not believe the effect of implementing FIN 48 will have a material impact on its financial position or results of operations.

Note 2	Financial Instruments

Investments

Investments by security type at October 29, 2006 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Obligations of states and political subdivisions	$1,153,750	$367	$2,913	$1,151,204
U.S. commercial paper, corporate bonds and medium-term notes	447,151	320	3,176	444,295
U.S. Treasury and agency securities	406,525	475	3,839	403,161
Other debt securities	299,003	557	4,139	295,421

Total fixed income securities	2,306,429	1,719	14,067	2,294,081
Publicly traded equity securities	15,710	3,259	951	18,018
Equity securities carried at cost	38,637	—	—	38,637

Total	$2,360,776	$4,978	$15,018	$2,350,736

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments by security type at October 28, 2007 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Obligations of states and political subdivisions	$1,083,637	$1,817	$333	$1,085,121
U.S. Treasury and agency securities	517,805	3,616	308	521,113
U.S. commercial paper, corporate bonds and medium-term notes	490,066	1,219	1,680	489,605
Other debt securities	341,650	1,683	1,898	341,435
Bank certificate of deposit	2,000	—	—	2,000

Total fixed income securities	2,435,158	8,335	4,219	2,439,274
Publicly traded equity securities	27,651	25,846	3,730	49,767
Equity securities carried at cost	40,241	—	—	40,241

Total	$2,503,050	$34,181	$7,949	$2,529,282

Cash and cash equivalents included investments in debt and other securities of $75 million at October 29, 2006 and $159 million at October 28, 2007.

Contractual maturities of investments at October 28, 2007 were as follows:

		Estimated
	Cost	Fair Value
	(In thousands)

Due in one year or less	$524,700	$524,867
Due after one through three years	621,939	623,345
Due after three years	930,627	933,425
No single maturity date*	425,784	447,645

	$2,503,050	$2,529,282

*	Securities with no single maturity date include publicly traded equity securities, mortgage- and asset-backed securities.

Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include: the length of time and extent to which fair market value has been lower than the cost basis, the financial condition and near-term prospects of the investee, credit quality, and Applied’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. Generally, the contractual terms of the investments do not permit settlement at prices less than the amortized cost of the investments. Applied has determined that the gross unrealized losses on its investments at October 28, 2007 are temporary in nature. The gross unrealized losses related to investments are primarily due to a decrease in the fair market value of fixed-rate debt securities as a result of increases in interest rates. Accordingly, Applied does not consider the investments to be other-than-temporarily impaired at October 28, 2007, as it has the ability and intent to hold the investments for a period of time that may be sufficient for an anticipated recovery in fair market value.

The following table provides the gross unrealized losses and the fair market value of Applied’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

category and length of time that individual securities have been in a continuous unrealized loss position as of October 28, 2007.

	In Loss Position for		In Loss Position for
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Obligations of states and political subdivisions	$31,962	$9	$161,419	$325	$193,381	$334
U.S. commercial paper, corporate bonds and medium-term notes	119,805	725	113,132	954	232,937	1,679
U.S. Treasury and agency securities	—	—	81,063	308	81,063	308
Other debt securities	37,190	273	98,583	1,626	135,773	1,899
Publicly traded equity securities	10,346	3,730	—	—	10,346	3,730

	$199,303	$4,737	$454,197	$3,213	$653,500	$7,950

Applied manages its cash equivalents and investments as a single portfolio of highly marketable securities that is intended to be available to meet Applied’s current cash requirements. For fiscal 2005, gross realized gains on sales of investments were $3 million, and gross realized losses were $8 million. For fiscal 2006, gross realized gains on sales of investments were $5 million, and gross realized losses were $28 million, principally attributable to the sale of investments to fund the accelerated stock buyback program discussed in Note 7. For fiscal 2007, gross realized gains on sales of investments were $2 million, and gross realized losses were $2 million.

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

Applied conducts business in a number of foreign countries, with certain transactions denominated in local currencies, such as Japanese yen, euro, Israeli shekel and Swiss francs. The purpose of Applied’s foreign currency management is to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged.

Applied uses derivative financial instruments, such as forward exchange contracts and currency option contracts, to hedge certain forecasted foreign currency denominated transactions expected to occur typically within the next 12 months. Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income/(loss) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. Amounts included in accumulated other comprehensive income/(loss) at October 28, 2007 will generally be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in cost of products sold and general and administrative expenses. The change in option and forward time value was not material for fiscal 2005, 2006 or 2007. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amounts recognized due to anticipated transactions failing to occur were not material for all periods presented.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Forward exchange contracts are generally used to hedge certain foreign currency denominated assets or liabilities. These derivatives are not designated for hedge accounting treatment. Accordingly, changes in the fair value of these hedges are recorded promptly in earnings to offset the changes in the fair value of the assets or liabilities being hedged.

Derivative-related activity in accumulated other comprehensive income/(loss), net of taxes, was as follows:

	2006	2007
	(In thousands)

Unrealized gain on derivative instruments at beginning of period	$9,207	$4,318
Decrease in fair value of derivative instruments	(5,095)	(6,012)
Losses reclassified into earnings, net	206	285

Unrealized gain/(loss), net, on derivative instruments at end of period	$4,318	$(1,409)

Fair Value of Financial Instruments The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. At October 29, 2006, the carrying amount of long-term debt was $407 million and the estimated fair value was $428 million. At October 28, 2007, the carrying amount of long-term debt was $205 million and the estimated fair value was $226 million. The estimated fair value of long-term debt is based primarily on quoted market prices for the same or similar issues.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3	Balance Sheet Detail

	2006	2007
	(In thousands)

Inventories
Customer service spares	$466,414	$500,173
Raw materials	236,913	201,055
Work-in-process	272,654	230,244
Finished goods*	430,796	381,765

	$1,406,777	$1,313,237

Property, Plant and Equipment, Net
Land and improvements	$222,381	$218,181
Buildings and improvements	1,241,195	1,253,322
Demonstration and manufacturing equipment	659,551	639,640
Furniture, fixtures and other equipment	553,185	563,373
Construction in progress	77,571	107,688

Gross property, plant and equipment	2,753,883	2,782,204
Accumulated depreciation	(1,729,589)	(1,730,962)

	$1,024,294	$1,051,242

Accounts Payable and Accrued Expenses
Accounts payable	$475,479	$455,894
Compensation and employee benefits	439,333	491,411
Deferred revenue	369,875	445,475
Installation and warranty	215,578	187,149
Customer deposits	97,495	154,737
Other accrued taxes	84,957	67,962
Dividends payable	69,600	83,142
Restructuring reserve	24,731	23,193
Other	246,603	304,350

	$2,023,651	$2,213,313

*	Included in finished goods inventory is $174 million at October 29, 2006 and $168 million at October 28, 2007 of newly introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria, as set forth in Note 1.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill, Purchased Technology and Other Intangible Assets

Details of unamortized intangible assets were as follows:

	2006			2007
		Other			Other
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
	(In thousands)

Gross carrying amount	$618,428	$17,860	$636,288	$1,046,046	$17,860	$1,063,906
Accumulated amortization	(45,870)	—	(45,870)	(45,870)	—	(45,870)

	$572,558	$17,860	$590,418	$1,000,176	$17,860	$1,018,036

Goodwill and unamortized intangible assets are not amortized but are subject to annual reviews for impairment, which Applied performs during the fourth quarter of each fiscal year. Applied conducted these impairment tests in fiscal 2006 and fiscal 2007, and the results of these tests indicated that Applied’s goodwill and unamortized intangible assets were not impaired. Goodwill and unamortized intangible assets are also subject to review for impairment when circumstances or events occur during the year that indicate that the assets may be impaired. From October 29, 2006 to October 28, 2007, the change in goodwill was $428 million, primarily due to the acquisitions of HCT Shaping Systems SA (HCT) and Brooks Software (see Note 12). Other assets that are not subject to amortization consist primarily of a trade name associated with the Metron Technology N.V. acquisition and is reported in the Fab Solutions segment. As of October 28, 2007 goodwill and unamortized intangible assets by reportable segment was: Adjacent Technologies, $484 million; Silicon, $224 million; Fab Solutions, $194 million and Display, $116 million.

Details of amortized intangible assets were as follows:

	2006			2007
		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total
	(In thousands)

Gross carrying amount	$469,226	$75,617	$544,843	$518,042	$224,253	$742,295
Accumulated amortization	(327,335)	(34,302)	(361,637)	(340,527)	(46,450)	(386,977)

	$141,891	$41,315	$183,206	$177,515	$177,803	$355,318

Purchased technology and other intangible assets are amortized over their estimated useful lives of 1 to 15 years using the straight-line method. From October 29, 2006 to October 28, 2007, the change in gross carrying amount of the amortized intangible assets was approximately $197 million, primarily due to the acquisitions of HCT and Brooks Software (see Note 12). Aggregate amortization expense was $31 million and $57 million for fiscal 2006 and 2007, respectively. As of October 28, 2007, future estimated amortization expense is expected to be $92 million for fiscal 2008, $45 million for fiscal 2009, $44 million for fiscal 2010, $41 million for fiscal 2011, $40 million for fiscal 2012, and $93 million thereafter. As of October 28, 2007, amortized intangible assets by reportable segment were: Adjacent Technologies, $245 million; Fab Solutions, $58 million; Display, $50 million; and Silicon, $2 million.

Note 4	Borrowing Facilities

At October 28, 2007, Applied had credit facilities for unsecured borrowings in various currencies of up to $1.2 billion, of which $1.0 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to expire in January 2012. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance, and includes financial and other covenants with which Applied was in compliance at October 28, 2007. No amounts were outstanding under this agreement at

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 28, 2007. Of the remaining credit facilities, $167 million are with Japanese banks at rates indexed to their prime reference rate denominated in Japanese yen. No amounts were outstanding under these credit facilities at October 28, 2007.

Note 5	Long-Term Debt

Long-term debt outstanding at the end of the fiscal year was as follows:

Fiscal Year	2006	2007
	(In thousands)

1.61% installment note payable to Tokyo Electron Ltd., face amount $1,800, maturing 2008, interest payable March 17, June 17, September 17 and December 17	$3,310	$1,649
Japanese debt, 3.00%, maturing 2008 – 2011	3,933	3,193
6.75% unsecured senior notes which matured in 2007, interest payable April 15 and October 15	200,000	—
7.125% unsecured senior notes due 2017, interest payable April 15 and October 15	200,000	200,000

	407,243	204,842
Current portion	(202,535)	(2,561)

	$204,708	$202,281

Applied has debt agreements that contain financial and other covenants. These covenants require Applied to maintain certain minimum financial ratios. At October 28, 2007, Applied was in compliance with all covenants.

Aggregate debt maturities at October 28, 2007 were: $3 million in fiscal 2008, $913,000 in fiscal 2009, $912,000 in fiscal 2010, $456,000 in fiscal 2011 and $200 million thereafter.

Note 6	Restructuring and Asset Impairments

During fiscal 2007, Applied recognized restructuring and asset impairment charges of $26 million, including $18 million in restructuring charges and $8 million in asset impairments. Fiscal 2007 restructuring and asset impairment charges included $30 million associated with the decision to cease development of beamline implant products, offset by $3 million in adjustments associated with subsequent sales of properties held for sale. During fiscal 2006, Applied recognized restructuring and asset impairment charges of $212 million, including $128 million in asset impairments and $92 million in restructuring charges primarily associated with the closure of its Hayward, California facility, offset by $8 million in adjustments associated with realignment programs of prior years.

On February 9, 2007, the Board of Directors of Applied approved a plan (the Plan) to cease development of beamline implant products for semiconductor manufacturing and curtail the operations of its Implant group based in Horsham, England. Under the Plan, Applied closed its research and development and manufacturing operations in Horsham in October 2007. The total cost of implementing the Plan is expected to be in the range of $95 million to $110 million, and is reported in the Consolidated Statements of Operations under cost of products sold and operating expenses (including restructuring and asset impairment charges). The majority of the cash outlays in connection with the Plan occurred in fiscal 2007. The Implant group operated in the Silicon segment and the results of its operations were not material to the segment’s financial position or results of operations.

Costs under the Plan in fiscal 2007 consisted primarily of inventory-related charges reported as cost of products sold of $56 million, other operating expenses of $10 million, and restructuring and asset impairment charges of $30 million. Applied recorded restructuring charges of $22 million, consisting primarily of employee termination costs to reduce its workforce by approximately 215 positions. The majority of the affected employees were based in Horsham, England, and represented multiple functions. Asset impairment charges included $8 million of fixed asset write-offs.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in restructuring reserves related to the Plan for fiscal 2007 were as follows:

	Severance	Facilities	Total
	(In thousands)

Provision for restructuring reserves	$19,992	$1,105	$21,097
Consumption of reserves	(10,902)	(285)	(11,187)
Foreign currency changes	649	2	651

Balance, October 28, 2007	$9,739	$822	$10,561

During the first quarter of fiscal 2006, Applied’s Board of Directors approved a plan to disinvest a portion of Applied’s real estate and facilities portfolio (the Disinvestment Plan). Properties with an estimated fair value of $56 million were reported as assets held-for-sale and reclassified from property, plant and equipment on the Consolidated Balance Sheet. During fiscal 2006, Applied recorded an asset impairment charge of $124 million to write down the following properties to estimated fair value: (1) facilities in Narita, Japan, Chunan, Korea, Hillsboro, Oregon, and Danvers, Massachusetts; and (2) 26 acres of unimproved land in Hillsboro, Oregon. During fiscal 2006, Applied sold the Danvers facility for net proceeds of $16 million and recognized a gain of $4 million. During fiscal 2007, Applied sold the Hillsboro, Chunan, and Narita facilities and the Hillsboro land for total net proceeds of $38 million and recognized a gain of $3 million.

During fiscal 2006 as part of the Disinvestment Plan, Applied recorded lease termination charges in the amount of $89 million, related to the closure of its leased Hayward, California facility.

There were no restructuring, asset impairments or other charges for fiscal 2005.

Changes in restructuring reserves for facilities realignment programs for fiscal 2005, 2006 and 2007 were as follows:

	Facilities	Other	Total

Balance, October 31, 2004	98,005	2,106	100,111
Consumption of reserves	(28,523)	(2,106)	(30,629)

Balance, October 30, 2005	69,482	—	69,482
Provision for fiscal 2006	95,829	—	95,829
Consumption of reserves	(128,490)	—	(128,490)
Adjustment of restructuring reserves	(12,090)	—	(12,090)

Balance, October 29, 2006	24,731	—	24,731

Consumption of reserves	(8,368)	—	(8,368)
Adjustment of restructuring reserves	(3,732)	—	(3,732)
Foreign currency changes	1	—	1

Balance, October 28, 2007	$12,632	$—	$12,632

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7	Stockholders’ Equity

Accumulated Other Comprehensive Income/(Loss) See the Consolidated Statements of Stockholders’ Equity for the components of comprehensive income. Accumulated other comprehensive income/(loss), net of taxes, consisted of the following components:

Fiscal Year	2006	2007
	(In thousands)

Unrealized gain (loss) on investments	$(5,132)	$16,755
Unrealized gain (loss) on derivative instruments qualifying as cash flow hedges	4,319	(1,409)
Pension liability	(17,985)	(12,232)
Retiree medical benefits	—	(1,132)
Cumulative translation adjustments	(212)	9,371

	$(19,010)	$11,353

Stock Repurchase Program Since March 1996, Applied has systematically repurchased shares of its common stock in the open market. In March 2006, the Board of Directors approved a stock repurchase program for up to $5.0 billion in repurchases over the next three years ending in March 2009. Pursuant to this authorization, on September 18, 2006, Applied entered into accelerated stock buyback agreements with Goldman, Sachs & Co. (Goldman Sachs), under which Applied agreed to purchase from Goldman Sachs outstanding shares of Applied common stock for an initial purchase price of $2.5 billion. Under the agreements, Applied purchased 145 million shares of its common stock on September 18, 2006 at a price per share of $17.20, and Goldman Sachs agreed to purchase an equivalent number of shares in the open market over the following four months. At the end of the four month period, Applied was entitled or subject to a price adjustment based upon the volume weighted average price of Applied common stock during the purchase period. On January 24, 2007, Applied settled the price adjustment of $132 million by payment in cash to Goldman Sachs, resulting in an adjusted price per share of $18.08. The repurchase was funded with Applied’s existing cash and investments and reported as treasury stock.

On September 15, 2006, the Board of Directors approved a new stock repurchase program for up to $5.0 billion in repurchases over the next three years ending in September 2009, of which authorization for $3.8 billion of repurchases remained as of October 28, 2007. Under this authorization, Applied is continuing a systematic stock repurchase program and also may make supplemental stock repurchases from time to time, depending on market conditions, stock price and other factors. In fiscal 2006, there were 238,397,000 shares repurchased at an average price of $17.35 per share. In fiscal 2007, there were 60,561,000 shares repurchased at an average price of $19.81 per share.

Dividends Applied’s Board of Directors declared three quarterly cash dividends in the amount of $0.03 per share each in fiscal 2005. During fiscal 2006, Applied’s Board of Directors declared one quarterly cash dividend in the amount of $0.03 per share and three quarterly cash dividends in the amount of $0.05 per share each. During fiscal 2007, Applied’s Board of Directors declared one quarterly cash dividend in the amount of $0.05 per share and three quarterly cash dividends in the amount of $0.06 per share each. The fourth quarterly cash dividend declared in fiscal 2007 was paid on December 6, 2007 to stockholders of record as of November 15, 2007. Dividends paid during fiscal 2005, 2006 and fiscal 2007 amounted to $98 million, $251 million and $306 million, respectively. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of Applieds’ stockholders.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8	Employee Benefit Plans

Stock Options Applied grants options to employees and non-employee directors to purchase shares of its common stock, at future dates, at the fair market value on the date of grant. Most options are scheduled to vest over four years, and expire no later than seven years from the grant date. There were 138,377,000 shares available for grant at October 30, 2005, 144,582,000 shares available for grant at October 29, 2006, and 156,322,624 shares available for grant at October 28, 2007. Stock option activity was as follows:

	2005		2006		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
	(In thousands, except per share amounts)

Outstanding, beginning of year	227,588	$17.93	200,007	$18.67	163,214	$18.83
Granted and assumed	24,186	$16.97	12,174	$16.92	311	$17.98
Exercised	(22,759)	$8.49	(18,498)	$15.34	(46,885)	$17.86
Canceled	(29,008)	$19.48	(30,469)	$19.14	(21,739)	$25.29

Outstanding, end of year	200,007	$18.67	163,214	$18.83	94,901	$17.81

Exercisable, end of year	135,714	$20.21	130,065	$19.59	83,178	$17.84

The following table summarizes information with respect to options outstanding and exercisable at October 28, 2007:

	Options Outstanding				Options Exercisable
			Weighted
		Weighted	Average			Weighted
		Average	Remaining	Aggregate		Average	Aggregate
Range of	Number of	Exercise	Contractual	Intrinsic	Number of	Exercise	Intrinsic
Exercise Prices	Shares	Price	Life	Value	Shares	Price	Value
	(In thousands)		(In years)	(In thousands)	(In thousands)		(In thousands)

$0.01 — $4.99	44	$3.09	1.30	$696	44	$3.09	$696
$5.00 — $9.99	98	$6.58	4.11	1,199	98	$6.58	1,199
$10.00 — $19.99	68,568	$16.23	2.84	187,820	57,797	$16.06	168,588
$20.00 — $29.99	26,182	$22.01	2.44	—	25,230	$21.98	—
$30.00 — $59.99	9	$41.32	2.25	—	9	$41.32	—

	94,901	$17.81	2.73	$189,715	83,178	$17.84	$170,483

Options exercisable and expected to become exercisable	93,961	$17.80	2.7	$188,634

Restricted Stock Units Applied grants restricted stock units (referred to as performance shares under the Applied Materials, Inc. Employee Stock Incentive Plan). Restricted stock units generally vest over one to four years, subject to continued service to Applied on each vesting date.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in restricted stock units outstanding under Applied’s equity compensation plans during fiscal 2007 is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
		Grant Date	Remaining	Intrinsic
	Shares	Fair Value	Contractual Term	Value
	(In thousands, except per share amounts)

Non-vested restricted stock units at October 29, 2006	14,117	$17.67	3.7 Years	$243,653
Granted	10,691	19.18
Vested	(4,512)	17.80
Canceled	(1,699)	17.73

Non-vested restricted stock units at October 28, 2007	18,597	18.51	2.9	$350,746

Non-vested restricted stock units expected to vest	16,186	18.46	3.2	$305,262

Employees Stock Purchase Plan Applied sponsors two Employee Stock Purchase Plans (collectively, ESPP) for the benefit of United States (U.S.) and international employees, respectively. The U.S. plan is qualified under Section 423 of the Internal Revenue Code. Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The ESPP provides for consecutive and overlapping offering periods of up to 24 months in duration, with each offering period composed of four consecutive six-month purchase periods. ESPP contributions are limited to a maximum of 10 percent of an employee’s eligible compensation, up to a maximum of $6,500 per six-month purchase period. ESPP participants are also limited to purchasing a maximum of 1,000 shares per purchase period. Shares issued under the ESPP were 4,879,000 for fiscal 2005, 4,065,000 for fiscal 2006, and 4,310,000 for fiscal 2007. At October 28, 2007, there were 76,359,252 shares available for future issuance under the ESPP.

Employee Bonus Plans Applied has various employee bonus plans. A profit-sharing plan provides for the distribution of a percentage of pre-tax profits to substantially all Applied employees who are not eligible for other performance-based incentive plans, up to a maximum percentage of eligible compensation. Other plans award annual bonuses to Applied’s executives and other key contributors based on the achievement of profitability and/or other specified performance criteria. Applied also has agreements with key technical employees that provide for additional compensation related to the success of new product development and achievement of specified profitability criteria. Charges to expense under these plans were $138 million for fiscal 2005, $262 million for fiscal 2006 and $271 million for fiscal 2007.

Employee Savings and Retirement Plan Applied’s Employee Savings and Retirement Plan (401(k) Plan) is qualified under Sections 401(a) and (k) of the Internal Revenue Code. Eligible employees may make salary deferral and catch-up contributions under the 401(k) Plan on a pre-tax basis. Applied matches a percentage of each participant’s salary deferral contributions with cash contributions. In general, these matching contributions become 20 percent vested at the end of an employee’s second year of service with Applied, and vest 20 percent per year of service thereafter, becoming fully vested at the end of six years of service. Participants may direct that funds held in their 401(k) Plan accounts, including any Applied matching contributions, be invested in any of the diversified investment funds available under the 401(k) Plan or in the Applied Materials, Inc. Common Stock Fund (Stock Fund), which invests solely in shares of Applied common stock. Effective June 21, 2007, the Stock Fund was converted into a non-leveraged employee stock ownership plan (within the meaning of Section 4975(e)(7) of the Internal Revenue Code) and, as a result, participants have the option of specifying that any future cash dividends paid on shares held in the Stock Fund be either reinvested in the Stock Fund or distributed directly to them in cash no later than 90 days after the calendar year for which the dividends were paid. Applied’s matching contributions under this plan were approximately $25 million, net of $1 million in forfeitures, for fiscal 2005, $27 million, net of $2 million in forfeitures, for fiscal 2006 and $28 million, net of $1 million in forfeitures, for fiscal 2007.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On October 28, 2007, Applied implemented the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements 87, 88, 106 and 132(R)” (SFAS 158). SFAS 158 required Applied to recognize the funded status (the difference between the fair value of plan assets and the projected benefit obligations) of the defined benefit plan in the Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax, to measure the fair value of plan benefit obligations as of its fiscal year ending October 28, 2007 and to provide additional disclosures.

Upon implementation, SFAS 158 requires an adjustment to accumulated other comprehensive income for the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligations remaining from the initial adoption of SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87), all of which were previously netted against the plan’s funded status in the Consolidated Balance Sheet. These amounts will be subsequently recognized as net periodic pension cost in accordance with SFAS 87. The implementation of SFAS 158 had no effect on Applied’s Consolidated Statement of Operations for the year ended October 28, 2007, or for any prior period presented, and it is not expected to affect Applied’s operating results in future periods.

The incremental effect of applying SFAS 158 on the Consolidated Balance Sheet at October 28, 2007 is presented in the following table:

			After
	Before	SFAS No.	Adoption
	Adoption of	158	of SFAS
	SFAS 158	Adjustment	No. 158
	(In thousands)

Deferred income taxes	$487,444	$(959)	$486,485

Liability for pension benefits	$131,853	$(3,250)	$128,603

Total liabilities	$2,835,916	$(3,250)	$2,832,666

Accumulated other comprehensive income	$9,062	$2,291	$11,353

Total shareholders’ equity	$7,819,118	$2,291	$7,821,409

Included in accumulated other comprehensive income at October 28, 2007 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized transition obligation of $343,000 ($240,000 net of tax), unrecognized prior service costs of $2.4 million ($1.6 million net of tax) and unrecognized actuarial losses of $19.5 million ($13.6 million net of tax). The transition obligation, prior service cost, and actuarial loss expected to be recognized in net periodic pension cost during the fiscal year-ended October 28, 2008 are $80,000 ($51,000 net of tax), $230,000 ($197,000 net of tax), and $585,000 ($374,000 net of tax), respectively.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in benefit obligations and plan assets for fiscal 2006 and 2007 is presented below.

	2006	2007
	(In thousands, except percentages)

Change in projected benefit obligation
Beginning projected benefit obligation	$186,435	$224,321
Service cost	15,429	15,768
Interest cost	8,938	10,776
Plan participants’ contributions	1,176	1,331
Actuarial loss	(12,113)	(20,198)
Curtailments, settlements and special termination benefits	(5,446)	(5,970)
Foreign currency exchange rate changes	9,332	20,361
Benefits paid	(7,763)	(8,981)
Plan amendments and business combinations	28,844	10,421
Transfers out	(511)	—

Ending projected benefit obligation	$224,321	$247,829

Ending accumulated benefit obligation	$185,449	$214,073

Range of assumptions to determine benefit obligations
Discount rate	2.3% - 5.8%	2.3% - 6.3%
Rate of compensation increase	2.0% - 6.0%	2.0% - 6.0%
Change in plan assets
Beginning fair value of plan assets	$64,151	$92,422
Return on plan assets	6,790	6,276
Employer contributions	23,354	11,424
Plan participants’ contributions	1,176	1,331
Foreign currency exchange rate changes	4,714	8,846
Divestitures, settlements and business combinations	—	6,741
Benefits paid	(7,763)	(8,981)

Ending fair value of plan assets	$92,422	$118,059

Funded status	$(131,899)	$(129,766)
Unrecognized transition obligations	372	—
Unrecognized prior service costs	(1,827)	—
Unrecognized net actuarial loss	48,197	—
Employer contributions after the measurement date	1,330	1,163

Net amount recognized	$(83,827)	$(128,603)

Amounts recognized in the consolidated balance sheets
Prepaid benefit cost	$—	$—
Accrued benefit cost	(112,807)	—
Intangible asset	1,403	—
Accumulated other comprehensive loss	27,577	—

Net amount recognized	$(83,827)	$—

Amounts recognized in the consolidated balance sheets
Noncurrent asset	$—	$897
Current liability	—	(1,973)
Noncurrent liability	—	(127,527)

Total	$—	$(128,603)

Amounts recognized in accumulated other comprehensive income
Noncurrent asset	$—	$19,521
Current liability	—	(2,354)
Noncurrent liability	—	343

Total	$—	$17,510

Plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$224,321	$239,297
Fair value of plan assets	$92,422	108,794
Plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$181,787	$209,090
Fair value of plan assets	$86,010	$108,794

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2007

Plan assets — allocation
Equity securities	58%	60%
Debt securities	37%	34%
Cash	5%	4%
Real Estate	—	1%
Other	—	1%

On February 9, 2007, the Board of Directors of Applied approved a plan to cease development of beamline implant products for semiconductor manufacturing and curtail the operations of its Implant group based in Horsham, England (see Note 6). A reduction in force led to a curtailment loss of $629,000, which is included in restructuring and asset impairment expenses on the Consolidated Statement of Operations.

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

A summary of the components of net periodic pension costs and the weighted average assumptions used for net periodic pension cost and benefit obligation calculations for fiscal 2005, 2006 and 2007 is presented below.

	2005	2006	2007
	(In thousands, except percentages)

Components of net periodic pension cost
Service cost	$13,835	$15,429	$15,768
Interest cost	7,440	8,938	10,777
Expected return on plan assets	(2,727)	(4,362)	(6,050)
Amortization of transition obligation	67	63	281
Amortization of prior service costs	140	174	(139)
Settlement gain to be recognized	—	(5,569)	—
Curtailment loss	—	—	629
Amortization of net (gain)/loss	1,641	2,601	1,613

Net periodic pension cost	$20,396	$17,274	$22,879

Weighted average assumptions
Discount rate	2.0% - 6.3%	2.0% - 6.3%	2.3% - 5.8%
Expected long-term return on assets	3.5% - 7.5%	3.5% - 7.5%	2.5% - 8.0%
Rate of compensation increase	2.0% - 5.0%	2.0% - 5.0%	2.0% - 6.0%

Asset return assumptions are derived based on actuarial and statistical methodologies, from analysis of long-term historical data relevant to the country in which each plan is in effect and the investments applicable to the corresponding plan. The discount rate for each plan was derived by reference to appropriate benchmark yields on

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

high quality corporate bonds, allowing for the approximate duration of both plan obligations and the relevant benchmark index.

Future expected benefit payments over the next ten fiscal years are: $7 million in fiscal 2008, $7 million in fiscal 2009, $8 million in fiscal 2010, $8 million in fiscal 2011, $9 million in fiscal 2012, and $58 million collectively for fiscal years 2013 through 2017. Company contributions to these plans for fiscal 2008 are expected to be approximately $9 million.

Executive Deferred Compensation Plans Applied sponsors two unfunded deferred compensation plans, the Executive Deferred Compensation Plan (Predecessor EDCP) and the 2005 Executive Deferred Compensation Plan (2005 EDCP), under which certain employees may elect to defer a portion of their following year’s eligible earnings. The Predecessor EDCP was frozen as of December 31, 2004 such that no new deferrals could be made under the plan after that date and the plan would qualify for “grandfather” relief under Section 409A of the Internal Revenue Code. The Predecessor EDCP participant accounts continue to be maintained under the plan and credited with deemed interest. The 2005 EDCP was implemented by Applied effective as of January 1, 2005 and is intended to comply with the requirements of Section 409A of the Internal Revenue Code. Amounts payable, including accrued deemed interest, totaled $79 million at October 29, 2006 and $82 million at October 28, 2007, which were included in other long-term liabilities in the Consolidated Balance Sheets.

Post-Retirement Benefits On January 1, 1999, Applied implemented a plan that provides certain medical and vision benefits to eligible retirees who are at least age 55 and who have at least 10 years of service at their date of retirement. An eligible retiree may elect coverage for an eligible spouse or domestic partner who is not eligible for Medicare. Coverage under the plan generally ends for both the retiree and spouse or domestic partner upon becoming eligible for Medicare. As of October 28, 2007, Applied’s liability under the plan was $11 million which was included in other long-term liabilities in the Consolidated Balance Sheets. The discount rate of 5.9% used to calculate the benefit obligation was derived by reference to appropriate benchmark yields on high quality corporate bonds, allowing for the approximate duration of both plan obligations and the relevant benchmark index. Future expected benefit payments over the next ten fiscal years are: $596,000 in fiscal 2008, $637,000 in fiscal 2009, $692,000 in fiscal 2010, $737,000 in fiscal 2011, $742,000 in fiscal 2012, and $5.1 million collectively for fiscal years 2013 through 2017. Company contributions to the plan for fiscal 2008 are anticipated to be approximately $596,000.

Note 9	Income Taxes

The components of income from operations before income taxes were as follows:

Fiscal Year	2005	2006	2007
	(In thousands)

U.S.	$1,256,572	$1,760,138	$2,047,318
Foreign	324,997	406,833	392,335

	$1,581,569	$2,166,971	$2,439,653

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the provision for income taxes were as follows:

Fiscal Year	2005	2006	2007
	(In thousands)

Current:
U.S.	$233,755	$475,984	$590,289
Foreign	62,824	124,797	99,472
State	16,918	24,302	8,054

	313,497	625,083	697,815

Deferred:
U.S.	95,899	63,837	(17,314)
Foreign	13,505	(33,298)	16,888
State	(51,232)	(5,314)	32,068

	58,172	25,225	31,642

	$371,669	$650,308	$729,457

A reconciliation between the statutory U.S. federal income tax rate of 35 percent and Applied’s actual effective income tax provision rate is as follows:

Fiscal Year	2005	2006	2007

Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
Favorable resolutions from audits of prior years’ income tax filings	(7.5)	(2.1)	(1.0)
Foreign earnings repatriation under the American Jobs Creation Act of 2004	2.0	—	—
Effect of foreign operations taxed at various rates	(1.2)	(0.8)	(1.6)
State income taxes, net of federal benefit	0.6	0.6	1.1
Research and other tax credits	(1.2)	(0.1)	(0.6)
Export sales/production benefit	(5.9)	(4.2)	(1.3)
Other	1.7	1.6	(1.7)

	23.5%	30.0%	29.9%

The 2007 reconciling items included benefits of $36 million principally related to the favorable resolution of audits of prior years’ income tax filings, partially offset by a $13 million charge from the expensing of equity-based compensation.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows:

	2006	2007
	(In thousands)

Deferred tax assets:
Inventory reserves and basis difference	$96,615	$111,297
Installation and warranty reserves	66,909	69,934
Accrued liabilities	288,634	245,307
Restructuring reserves	8,676	9,275
Deferred revenue	62,578	65,597
Tax credit and net operating loss carryforwards	64,108	11,020
Deferred compensation	30,547	31,263
Equity-based compensation	37,751	60,256
Intangibles	24,831	40,145

	680,649	644,094

Deferred tax liabilities:
Depreciation	(13,889)	(42,597)
Purchased technology	(72,236)	(87,823)
Other	(25,216)	(27,189)

	(111,341)	(157,609)

	$569,308	$486,485

The following table presents the breakdown between current and non-current net deferred tax assets and liabilities:

Deferred Income Taxes	2006	2007
	(In thousands)

Current deferred tax asset	$455,473	$424,502
Non-current deferred tax asset	113,835	120,654
Current deferred tax liability	—	(5,357)
Non-current deferred tax liability	—	(53,314)

	$569,308	$486,485

Current deferred tax liabilities are included in accounts payable and accrued expenses on the Consolidated Balance Sheet and non-current deferred tax liabilities are included in other liabilities on the Consolidated Balance Sheet.

For fiscal 2007, U.S. income taxes have not been provided for approximately $286 million of cumulative undistributed earnings of several non-U.S. subsidiaries. Applied intends to reinvest these earnings indefinitely in operations outside of the U.S.

As of October 28, 2007, Applied’s tax credit carryforward was $11 million. The carryforward has an indefinite life. Management believes that the tax credit carryforward will be utilized in future periods.

Applied’s income taxes payable have been reduced by the tax benefits associated with employee stock option transactions. These benefits, credited directly to stockholders’ equity, amounted to $24 million for fiscal 2006 and

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$50 million for fiscal 2007, with a corresponding reduction to taxes payable of $24 million in fiscal 2006 and $50 million in fiscal 2007.

Note 10	Industry Segment and Geographic Operations

Applied’s four reportable segments are: Silicon, Fab Solutions, Display, and Adjacent Technologies. Applied’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of October 28, 2007 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. Prior to the fourth quarter of fiscal 2006, Applied operated in one reportable segment.

Each reportable segment is separately managed and has separate financial results that are reviewed by Applied’s chief operating decision-maker. Each reportable segment contains closely related products that are unique to the particular segment. Segment operating income is determined based upon internal performance measures used by the President and CEO.

Applied derives the segment results directly from its internal management reporting system. The accounting policies Applied uses to derive reportable segment results are substantially the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics including orders, net sales and operating income. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. Applied does not allocate to its reportable segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include equity-based compensation and certain components of variable compensation, corporate marketing and sales, corporate functions (certain management, finance, legal, human resources and RD&E), and unabsorbed information technology and occupancy costs. In addition, Applied does not allocate to its reportable segments restructuring and asset impairment charges and any associated adjustments related to restructuring actions. Segment operating income excludes interest income/expense and other financial charges and income taxes according to how a particular reportable segment’s management is measured. Management does not consider the unallocated costs in measuring the performance of the reportable segments.

The Silicon segment includes semiconductor capital equipment for etch, rapid thermal processing (RTP), deposition, chemical mechanical planarization, and metrology and inspection.

The Fab Solutions segment includes products to improve the productivity and operating efficiency and lessen the environmental impact of customers’ factories and includes spares and remanufactured equipment sales. Customer demand for spare parts and services is fulfilled through a global distribution system with trained service engineers located in close proximity to customer sites.

The Display segment encompasses products and services for manufacturing LCDs for TVs, personal computers and other video-enabled devices. The Display segment also developments, manufactures and supports differentiated stand-alone equipment for the Applied SunFab Thin Film Line.

The Adjacent Technologies segment includes products and services for manufacturing solar cells, high throughput roll-to-roll coating systems for flexible electronics, and energy-efficient glass.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information for each reportable segment as of October 30, 2005, October 29, 2006 and October 28, 2007 and for the years then ended, is as follows:

		Operating	Depreciation/	Capital	Segment
	Net Sales	Income	Amortization	Expenditures	Assets
	(In thousands)

2005:
Silicon	$4,467,432	$1,104,891	$170,743	$114,951	$2,512,756
Fab Solutions	1,767,946	399,786	30,485	6,274	921,583
Display	756,445	254,320	5,193	14,279	296,599
Adjacent Technologies	—	—	—	—	—

Total Segment	$6,991,823	$1,758,997	$206,421	$135,504	$3,730,938

2006:
Silicon	$5,971,483	$2,000,342	$159,695	$75,315	$2,769,127
Fab Solutions	2,209,973	623,390	30,605	15,158	1,067,249
Display	965,825	318,667	8,270	5,265	584,740
Adjacent Technologies	19,733	(8,008)	3,495	348	293,691

Total Segment	$9,167,014	$2,934,391	$202,065	$96,086	$4,714,807

2007:
Silicon	$6,511,722	$2,378,771	$137,943	$83,388	$2,608,980
Fab Solutions	2,196,189	572,199	28,692	39,526	1,229,584
Display	862,034	217,153	9,122	3,216	431,789
Adjacent Technologies	164,911	(89,364)	19,637	670	1,031,638

Total Segment	$9,734,856	$3,078,759	$195,394	$126,800	$5,301,991

The reconciliation of segment operating results to Applied consolidated totals for the fiscal years ending October 30, 2005, October 29, 2006 and October 28, 2007 is as follows:

	2005	2006	2007
	(In thousands)

Total segment operating income	$1,758,997	$2,934,391	$3,078,759
Corporate and unallocated costs	(311,032)	(701,657)	(680,832)
Restructuring and asset impairment charges	—	(212,113)	(26,421)

Income from operations	$1,447,965	$2,020,621	$2,371,506

The reconciliation of depreciation and amortization expense to Applied consolidated totals for the fiscal years ending October 30, 2005, October 29, 2006 and October 28, 2007 is as follows:

	2005	2006	2007
	(In thousands)

Total segment depreciation and amortization	$206,421	$202,065	$195,394
Depreciation on shared facilities	60,287	42,988	37,179
Depreciation on information technology assets	22,884	23,528	34,986
Other	10,841	1,832	775

Consolidated depreciation and amortization	$300,433	$270,413	$268,334

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of capital expenditures to Applied consolidated totals for the fiscal years ending October 30, 2005, October 29, 2006 and October 28, 2007 is as follows:

	2005	2006	2007
	(In thousands)

Total segment capital expenditures	$135,504	$96,086	$126,800
Shared facilities	8,558	37,329	49,128
Information technology assets	49,259	36,083	76,604
Other	6,329	9,984	12,252

Consolidated capital expenditures	$199,650	$179,482	$264,784

The reconciliation of segment assets to Applied consolidated totals as of October 30, 2005, October 29, 2006 and October 28, 2007 is as follows:

	October 30,	October 29,	October 28,
	2005	2006	2007
	(In thousands)

Total segment assets	$3,730,938	$4,714,807	$5,301,991
Cash and investments	5,985,221	3,212,199	3,732,004
Allowance for bad debts	(3,649)	(3,342)	(4,136)
Assets held for sale	—	37,211	—
Deferred income taxes	646,770	569,308	545,156
Other current assets	223,477	217,433	337,974
Common property, plant and equipment	683,168	551,064	603,453
Equity-method investment	—	144,431	115,060
Other assets	3,232	37,726	22,573

Consolidated total assets	$11,269,157	$9,480,837	$10,654,075

For geographical reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment and equity-method investments, and are attributed to the geographic location in which they are located. Net sales and long-lived assets by geographic region were as follows:

		Long-lived
	Net Sales	Assets
	(In thousands)

2005:
North America(1)	$1,472,020	$1,060,297

Taiwan	1,608,161	17,669
Japan	1,395,056	81,705
Europe	882,964	88,098
Korea	1,021,553	18,811
Asia-Pacific(2)	612,069	29,911

Total outside North America	5,519,803	236,194

Consolidated total	$6,991,823	$1,296,491

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Long-lived
	Net Sales	Assets
	(In thousands)

2006:
North America(1)	$1,707,996	$894,598

Taiwan	2,079,065	16,777
Japan	1,518,294	154,432
Europe	1,005,923	89,741
Korea	1,698,673	5,513
Asia-Pacific(2)	1,157,063	36,436

Total outside North America	7,459,018	302,899

Consolidated total	$9,167,014	$1,197,497

2007:
North America(1)	$1,554,643	$866,531

Taiwan	2,678,815	42,622
Japan	1,492,694	126,515
Europe	955,747	90,879
Korea	1,846,867	8,634
Asia-Pacific(2)	1,206,090	56,836

Total outside North America	8,180,213	325,486

Consolidated total	$9,734,856	$1,192,017

(1)	Primarily the United States.

(2)	Includes China.

Samsung Electronics Co., Ltd. accounted for 10 percent of Applied’s net sales in 2005, 11 percent of Applied’s net sales in 2006, and 12 percent of Applied’s net sales in 2007. These net sales were for products in multiple reportable segments.

Note 11	Commitments and Contingencies

Leases

Applied leases some of its facilities and equipment under non-cancelable operating leases and has options to renew most leases, with rentals to be negotiated. Total rent expense was $87 million for fiscal 2005, $70 million for fiscal 2006, and $62 million for fiscal 2007. Future minimum lease payments at October 28, 2007 totaled $144 million and were: $59 million for fiscal 2008; $43 million for fiscal 2009; $18 million for fiscal 2010; $8 million for fiscal 2011; $4 million for fiscal 2012; and $12 million collectively for all periods thereafter.

Discounted Letters of Credit

Applied discounts letters of credit through various financial institutions. Under these agreements, Applied discounted letters of credit in the amounts of $145 million for fiscal 2005, $237 million for fiscal 2006 and $431 million for fiscal 2007. Discounting fees were not material for all periods presented.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees

Applied products are generally sold with a 12-month warranty period following installation. The provision for the estimated cost of warranty is recorded when revenue is recognized. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product, configuration and geographic region.

Changes in the warranty reserves were as follows:

	2006	2007
	(In thousands)

Beginning balance	$136,613	$174,605
Provisions for warranty	219,578	184,470
Consumption of reserves	(181,586)	(174,804)

Ending balance	$174,605	$184,271

As noted above, Applied’s products are generally sold with a 12-month warranty. Accordingly, current warranty provisions are related to the current year’s net sales, and warranty consumption is associated with current and prior year’s net sales.

During the ordinary course of business, Applied also provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of October 28, 2007, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $194 million. Applied has not recorded any liability in connection with these guarantee arrangements below that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of October 28, 2007, Applied Materials Inc. has provided parent guarantees to banks for approximately $85 million to cover these services.

Legal Matters

Scharf

On July 31, 2001, David Scharf, an individual, filed a lawsuit in the United States District Court for the Central District of California against Applied alleging that Applied had infringed, had induced others to infringe, and had contributed to others’ infringement of, a patent concerning color synthesizing scanning electron microscope technology. Mr. Scharf sought a preliminary and permanent injunction, a finding of willful infringement, damages (including treble damages) and costs. Applied answered the complaint and counterclaimed for declaratory judgment of non-infringement and invalidity. On May 10, 2002, Mr. Scharf filed a request for re-examination of his patent with the Patent and Trademark Office (PTO). On June 26, 2002, the case was removed from the Court’s active docket after the parties stipulated to stay the case pending the results of that re-examination. On July 11, 2002, Applied filed its own request for re-examination of Mr. Scharf’s patent with the PTO. Applied’s request for re-examination was granted on September 19, 2002. On April 23, 2004, the PTO notified Applied that it intended to issue a re-examination certificate. On June 14, 2004, Applied filed a second request for re-examination of Mr. Scharf’s patent with the PTO. The second request was denied on September 1, 2004. On October 1, 2004, Applied filed a petition for reconsideration of that denial, which subsequently was denied. The parties completed fact discovery, and on February 22, 2007, the Court held a claim construction hearing. The Court heard oral arguments regarding the parties’ motions for summary judgment on August 13, 2007, and denied both parties’

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

motions for summary judgment on August 20, 2007. Effective August 22, 2007, Applied acquired the Scharf patent. Applied and Scharf also mutually stipulated to the dismissal of all claims in the lawsuit with prejudice.

Linear

On March 12, 2002, Linear Technology Corp. (LTC) filed a lawsuit against Applied in the Superior Court of the County of Santa Clara, California, alleging claims for breach of contract, fraud and deceit, negligent misrepresentation, suppression of fact, unfair competition, breach of warranty, express contractual indemnity, implied equitable indemnity and declaratory relief related to LTC’s assertion that Applied is obligated to indemnify and defend LTC for certain claims in an underlying patent infringement lawsuit brought by Texas Instruments, Inc. After the Court dismissed many of its claims, LTC amended its complaint. LTC’s Amended Complaint, as well as its Second, Third and Fourth Amended Complaints, were dismissed by the Court in whole or in part. On July 7, 2004, LTC filed a Fifth Amended Complaint, which the Court dismissed with prejudice on October 5, 2004. On January 11, 2005, LTC filed a notice of appeal of the dismissal of its complaint, and oral argument of the LTC appeal was heard by the California Sixth District Court of Appeal on April 19, 2007. On June 19, 2007, the Sixth District Court of Appeals entered an order that upheld the trial court’s dismissal of LTC’s claims for fraud and deceit, but reversed the trial court’s dismissal of LTC’s remaining claims and remanded the case to the trial court for further proceedings. On July 30, 2007, Applied filed notice that it would seek review by the California Supreme Court of the reversal and remand order of the Sixth District Court of Appeal. On October 19, 2007, the California Supreme Court denied Applied’s petition for review and returned the case to the Santa Clara Superior Court for further proceedings. Applied believes it has meritorious defenses and intends to pursue them vigorously.

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

On June 13, 2006, Applied filed an action in the Taiwanese Patent and Trademark Office challenging the validity of a patent owned by Jusung Engineering related to the severability of the transfer chamber. On June 20, 2006, Jusung Engineering filed a lawsuit against Applied and Applied’s subsidiary, AKT, in Hsinchu District Court

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in Taiwan, captioned Jusung Engineering, Co. Ltd. v. AKT America, Inc. and Applied Materials, Inc., alleging infringement of this patent. Jusung Engineering’s lawsuit seeks damages, costs and attorneys’ fees, but does not seek injunctive relief. Applied believes that it has meritorious defenses that it intends to pursue vigorously. On January 31, 2007, Applied received notice that Jusung filed a complaint of private prosecution in the Taipei District Court of Taiwan dated November 10, 2006, entitled Jusung Engineering Co., Ltd. v. M. Splinter, Y. Lin, C. Lai and J. Lin. The complaint alleges that Applied’s outside counsel received from the Court and used a copy of an expert report that Jusung had filed in the ongoing patent infringement lawsuits and that Jusung had intended to remain confidential. Jusung named as defendants Applied’s Taiwan attorneys, as well as Michael R. Splinter, Applied’s President and Chief Executive Officer, as the statutory representative of Applied. On April 27, 2007 the Taipei District Court dismissed Jusung’s private prosecution complaint. Jusung filed an appeal of the dismissal to the High Court. The High Court affirmed the District Court’s rejection of the private prosecution complaint on June 25, 2007. After the dismissal of the private prosecution complaint, the matter was transferred to the Taipei District Attorney’s Office, which issued a ruling not to prosecute. This ruling was reviewed by the District Attorney’s review body, which in October 2007 returned the matter to the Taipei District Attorney’s Office for further consideration.

On April 3, 2007, Jusung filed a complaint against Applied’s subsidiary, AKT America, Inc. (AKT America), and one of its suppliers, in Seoul Central District Court in Seoul, Korea, captioned Jusung Engineering, Co. Ltd. v. AKT America, Inc. The complaint alleges infringement of a Jusung patent involving the showerhead assembly of PECVD equipment for LCDs and seeks injunctive relief. On June 9, 2007, AKT America and its supplier filed an invalidation action with the Korean Intellectual Property Office (KIPO) against the patent asserted by Jusung. On November 30, 2007, the KIPO ruled that the Jusung patent was invalid. Applied believes that it has meritorious defenses that it intends to pursue vigorously. On August 13, 2007, Applied filed a complaint against Jusung in the Seoul Central District Court in Seoul, Korea, captioned Applied Materials, Inc. v. Jusung Engineering Ltd. The complaint alleges infringement of an Applied patent involving a substrate support or housing for a substrate supporting pin used in PECVD equipment for LCDs and seeks both monetary damages and injunctive relief. Jusung has contested its alleged infringement of this patent in the District Court action, and on October 29, 2007 filed an action with the KIPO seeking to invalidate Applied’s patent. Applied has initiated a confirmation of scope action with the Intellectual Property Tribunal of the KIPO based on the same patent.

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

Silicon Services Consortium

On January 19, 2006, five companies that sell refurbished Applied tools (Silicon Services Consortium Inc., Semiconductor Support Services Co., OEM Surplus, Inc., Precision Technician Inc., and Semiconductor Equipment Specialist, Inc.) filed a lawsuit against Applied in the United States District Court for the Western District of Texas, captioned Silicon Services Consortium, Inc., et al. v. Applied Materials, Inc. The plaintiffs claim that a policy that Applied announced in January 2005 of limiting the sale of certain parts to them constituted an unlawful attempt to monopolize the refurbishment business, an interference with existing contracts, and an interference with prospective business relationships. The suit seeks injunctive relief, damages, costs and attorneys’ fees. After Applied filed a motion to dismiss the original complaint, the plaintiffs filed an amended complaint alleging similar

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conduct. Applied filed a motion to dismiss the amended complaint on April 7, 2006, which the Court denied on February 16, 2007. Applied believes it has meritorious defenses and intends to pursue them vigorously. On January 17, 2007, Applied filed a counterclaim asserting claims for patent infringement, trademark infringement, trademark dilution, unfair competition, and misuse and misappropriation of trade secrets against each of the five plaintiffs/counterdefendants. Applied seeks damages, as well as injunctive relief. All claims between Applied and Precision Technician were dismissed in September 2007 pursuant to a settlement, with no payment by either party. The Court began a Markman hearing on October 18, 2007, continued that hearing to December 2007, and directed the parties to participate in mediation in November 2007. In December 2007, Applied reached a settlement with Semiconductor Equipment Specialist of all pending claims between them, under which Applied will pay a non-material sum. The Court has scheduled trial of the remaining claims to commence on November 3, 2008.

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

Note 12	Business Combinations and Equity-Method Investment

On August 23, 2007, Applied acquired all of the outstanding shares of Switzerland-based HCT Shaping Systems SA (HCT) for approximately $463 million in cash, net of cash acquired. HCT is the world’s leading supplier of precision wafering systems used principally in manufacturing crystalline silicon (c-Si) substrates for the solar industry. In connection with this acquisition, Applied recorded goodwill of $347 million and other intangible assets of $180 million. Of the $180 million acquired intangible assets, $59 million was assigned to purchased technology (amortized over 11 years), $59 million was assigned to customer relationships (amortized over 7 years), $47 million was assigned to acquired backlog (amortized over 1 year), $8 million was assigned to trademarks and tradenames (amortized over 13 years) and $7 million was assigned to covenants not to compete (amortized over 3 years).

On March 30, 2007, Applied purchased Brooks Software for $137 million in cash. The acquired business is a leading provider of factory management and control software to the semiconductor and flat panel industries. The products complement Applied’s existing software applications and enable Applied to offer customers a comprehensive computer integrated manufacturing (CIM) solution for optimizing fab operations. The acquired business and its employees are being integrated within the Applied Global Services organization, which is reported under the Fab Solutions segment. Applied recorded an in-process research and development (IPR&D) expense of $5 million, reported as research, development and engineering expense, goodwill of $80 million, and other intangible assets of $47 million. Of the $47 million acquired intangible assets, $21 million was assigned to purchased technology (amortized over 4 — 11 years), $21 million was assigned to maintenance contracts (amortized over 7 years), $2 million was assigned to acquired backlog (amortized over 1 year), $2 million was assigned to trademarks and tradenames (amortized over 7 years) and $1 million was assigned to customer relationships (amortized over 4 years).

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On July 20, 2006, Applied and Dainippon Screen Mfg. Co., Ltd. (Screen) completed the formation of Sokudo, a Japanese joint venture company, to deliver advanced track solutions for customers’ critical semiconductor manufacturing requirements. Screen owns 52 percent and holds the controlling interest in Sokudo, and Applied owns 48 percent. Screen transferred into Sokudo its existing track business and related intellectual property, including employees, products and its installed base of systems. Applied paid $147 million for its investment in Sokudo. Additionally, Applied contributed to Sokudo certain technology and related intellectual property and will provide key development employees. Screen performs manufacturing for Sokudo under an outsourcing agreement. Applied accounts for its interest in Sokudo under the equity method of accounting. Under this accounting method, Applied’s exposure to loss from ongoing operations is limited to $115 million as of October 28, 2007, which represents Applied’s carrying value of its investment in Sokudo. Applied’s investment in Sokudo is classified as an equity-method investment on the Consolidated Balance Sheet. Applied’s investment in Sokudo includes the unamortized excess of Applied’s investment over its equity in the joint venture’s net assets. This excess $33 million at October 28, 2007 is being amortized on a straight-line basis over its estimated useful life of 7 years.

On July 7, 2006, Applied completed its acquisition of Applied Films Corporation, a Colorado corporation (Applied Films) and leading supplier of thin film deposition equipment used in manufacturing LCDs, solar cells, flexible electronics and energy-efficient glass. Applied paid $28.50 per share in cash for each outstanding share of Applied Films. The total purchase price was approximately $484 million, or $328 million net of Applied Films’ existing cash and marketable securities. As part of the acquisition, Applied assumed Applied Films’ outstanding stock options and restricted stock awards that, at the acquisition date, had a total fair value of $26 million, of which $18 million was allocated to the purchase price and the remainder to unearned compensation. Upon the acquisition and subject to vesting, Applied Films stock options became exercisable for shares of Applied common stock and Applied Films restricted stock awards became payable in shares of Applied common stock totaling, in the aggregate, 3 million shares of Applied common stock. The fair value of Applied Films’ stock options assumed was determined using a Black-Scholes model. The use of the Black-Scholes model and method of determining the variables is consistent with Applied’s valuation of equity-based compensation awards in accordance with SFAS 123(R) (see Note 1). Applied recorded an in-process research and development expense of $14 million, reported as research, development and engineering expense in the Consolidated Statements of Operations; goodwill of $226 million; and other intangible assets of $140 million. The acquired in-process research and development expense was determined by identifying research projects for which technological feasibility had not been established and no alternative future use existed. The value of the projects identified as in-process was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value at a rate commensurate with the level of risk and maturity of the projects, and then applying a percentage of completion to the calculated value.

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

On June 28, 2005, Applied purchased certain assets of SCP Global Technology, Inc., consisting of single-wafer, HF-last immersion technology and Marangoni clean/dry intellectual property, for approximately $24 million in cash. In connection with this asset purchase, Applied recorded purchased technology and other intangible assets of $20 million and other items of $4 million.

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

For all of the purchase business combinations discussed above, the results of operations prior to the acquisition dates were not material in relation to those of Applied for any of the periods presented herein. Goodwill is not amortized but is reviewed periodically for impairment and purchased technology is amortized over its useful life of 1 to 15 years.

Note 13	Subsequent Events

On November 9, 2007, Applied purchased from Edwards Vacuum, Inc. certain assets of its Kachina semiconductor equipment parts cleaning and refurbishment business for $19 million. The acquisition complements and expands Applied’s existing Chamber Services network of facilities that provide customers worldwide with state-of-the-art technology and support for maintaining their chamber components.

On November 19, 2007, Applied entered into an agreement to acquire all of the outstanding shares of Baccini S.p.A. (Baccini), a privately-held company based in Italy, for €225 million (or approximately $330 million at the exchange rate at the time of announcement) in cash, which is expected to close in early 2008. Baccini is a leading supplier of automated metallization and test systems for manufacturing crystalline silicon (c-Si) photovoltaic (PV) cells. Completion of the transaction is subject to customary closing conditions, including receipt of certain non-U.S. regulatory approvals.

At October 28, 2007, cash and cash equivalents included an aggregate investment of $147 million in an enhanced cash fund (the “Fund”). During the period between October 29, 2007 and December 6, 2007, Applied redeemed net $61 million of its investment in the Fund at par value (net of interim transactions). On December 6, 2007, the Fund’s manager notified Applied that: (1) cash redemptions were temporarily suspended, although redemptions could be fulfilled through a pro rata distribution of the underlying securities, consisting principally of high quality corporate debt, mortgage-backed securities and asset-backed securities; (2) the Fund’s valuation will be based on the market value of the underlying securities, whereas historically the Fund’s valuation was based on amortized cost; and (3) interest would continue to accrue. The estimated carrying value of Applied’s investment in the Fund at December 6, 2007 was $86 million and is not considered a cash equivalent due to the suspension of Fund redemptions.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14	Unaudited Quarterly Consolidated Financial Data

	Fiscal Quarter
	First	Second	Third	Fourth	Fiscal Year
	(In thousands, except per share amounts)

2006:
Net sales	$1,857,592	$2,247,686	$2,543,443	$2,518,293	$9,167,014
Gross margin	$837,699	$1,044,625	$1,223,354	$1,186,124	$4,291,802
Net income	$142,780	$412,814	$512,040	$449,029	$1,516,663
Earnings per share	$0.09	$0.26	$0.33	$0.30	$0.97
2007:
Net sales	$2,277,267	$2,529,561	$2,560,984	$2,367,044	$9,734,856
Gross margin	$1,062,538	$1,136,610	$1,216,390	$1,076,905	$4,492,443
Net income	$403,476	$411,444	$473,515	$421,761	$1,710,196
Earnings per share	$0.29	$0.29	$0.34	$0.30	$1.20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Applied Materials, Inc.:

We have audited the accompanying consolidated balance sheets of Applied Materials, Inc. and subsidiaries (the Company) as of October 28, 2007 and October 29, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 28, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of and for each of the years in the three-year period ended October 28, 2007, as set forth under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Materials, Inc. and subsidiaries as of October 28, 2007 and October 29, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended October 28, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule as of and for each of the years in the three-year period ended October 28, 2007, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, effective October 28, 2007, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). Also as discussed in note 1 to the consolidated financial statements, effective October 31, 2005, the Company adopted the provisions of SFAS No. 123(R), Share Based Payment, applying the modified-prospective method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Applied Materials, Inc. and subsidiaries’ internal control over financial reporting as of October 28, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2007 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP
KPMG LLP

Mountain View, California
December 14, 2007

INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit No.		Description

2.1		Agreement and Plan of Merger, dated May 4, 2006, among Applied Materials, Inc., Applied Films Corporation and Blue Acquisition, Inc., incorporated by reference to Applied’s Form 10-Q for the quarter ended July 30, 2006 (file no. 000-06920) filed August 31, 2006.
3.1		Certificate of Incorporation of Applied Materials, Inc., as amended and restated through March 31, 2000, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 30, 2000 (file no. 002-45028) filed June 8, 2000.
3.2		Certificate of Designation, Preferences and Rights of the Terms of the Series A Junior Participating Preferred Stock dated as of July 9, 1999, incorporated by reference to Applied’s Form 10-Q for the quarter ended August 1, 1999 (file no. 000-06920) filed September 14, 1999.
3.3		Bylaws of Applied Materials, Inc., as amended and restated through December 13, 2006, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed December 18, 2006.
4.1		Form of Indenture (including form of debt security) between Applied Materials, Inc. and Harris Trust Company of California, as Trustee, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed August 17, 1994.
4.2		Rights Agreement, dated as of July 7, 1999, between Applied Materials, Inc. and Harris Trust and Savings Bank, as Rights Agent, incorporated by reference to Applied’s Registration Statement on Form 8-A (file no. 000-06920) dated July 13, 1999.
4.3		First Amendment to Rights Agreement, dated as of November 6, 2002, between Applied Materials, Inc. and Computershare Investor Services, LLC, as Rights Agent, incorporated by reference to Applied’s Registration Statement on Form 8-A/A (file no. 000-06920) dated November 25, 2002.
10.1		License Agreement dated January 1, 1992, between Applied Materials and Varian Associates, Inc., incorporated by reference to Applied’s Form 10-K for fiscal year 1992 (file no. 000-06920) filed December 16, 1992.
10	.2*	Applied Materials, Inc. Executive Deferred Compensation Plan, as amended and restated on April 1, 1995, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 30, 1995 (file no. 000-06920) filed June 7, 1995.
10	.3*	Amendment No. 1 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 26, 1998 (file no. 000-06920) filed September 9, 1998.
10	.4*	Amendment No. 2 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 26, 1998 (file no. 000-06920) filed September 9, 1998.
10	.5*	Applied Materials, Inc. Nonqualified Stock Option Agreement related to the Employee Stock Incentive Plan, as amended (formerly named the “Applied Materials, Inc. 1995 Equity Incentive Plan”), incorporated by reference to Applied’s Form 10-Q for the quarter ended May 2, 1999 (file no. 000-06920) filed June 15, 1999.
10.6		Form of Indemnification Agreement between Applied Materials, Inc. and Non-Employee Directors, dated June 11, 1999, incorporated by reference to Applied’s Form 10-K for fiscal year 1999 (file no. 333-88777) filed January 31, 2000.
10.7		Form of Indemnification Agreement between Applied Materials, Inc. and James C. Morgan and Dan Maydan, dated June 11, 1999, incorporated by reference to Applied’s Form 10-K for fiscal year 1999 (file no. 333-88777) filed January 31, 2000.
10.8		Form of Indemnification Agreement between Applied Materials, Inc. and certain of its officers, incorporated by reference to Applied’s Form 10-K for fiscal year 1999 (file no. 333-88777) filed January 31, 2000.
10	.9*	Form of Applied Materials, Inc. Nonqualified Stock Option Grant Agreement for use under the Employee Stock Incentive Plan, as amended (formerly named the “Applied Materials Inc. 1995 Equity Incentive Plan”) incorporated by reference to Applied’s Form 10-Q for the quarter ended April 29, 2001 (file no. 002-45028) filed June 7, 2001.

Exhibit No.		Description

10	.10*	Applied Materials, Inc. amended and restated 2000 Global Equity Incentive Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2002 (file no. 000-06920) filed January 23, 2003.
10	.11*	Applied Materials, Inc. Profit Sharing Scheme (Ireland), incorporated by reference to Applied’s S-8 (file no. 333-45011) filed January 27, 1998.
10	.12*	Term Sheet for employment of Michael R. Splinter, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 27, 2003 (file no. 000-06920) filed June 11, 2003.
10.13		$250,000,000 Three-Year Credit Agreement dated as of September 19, 2003 among Applied Materials, Inc., Citigroup USA, Inc., as administrative agent, and the lenders listed therein, incorporated by reference to Applied’s Form 10-K for fiscal year 2003 (file no. 000-06920) filed January 13, 2004. (Confidential treatment has been granted for the redacted portions of the agreement.)
10.14		Amendment No. 1 to $250,000,000 Three-Year Credit Agreement dated as of September 17, 2004 among Applied Materials, Inc., Citicorp USA, Inc., as administrative agent, and the lenders listed therein, incorporated by reference to Applied’s Form 10-K for fiscal year 2004 (file no. 000-06920) filed December 15, 2004.
10.15		Binding Memorandum of Understanding between Applied Materials, Inc. and Novellus Systems, Inc. dated September 20, 2004, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed September 24, 2004. (Confidential treatment has been granted for the redacted portions of the agreement.)
10	.16*	Applied Materials, Inc. Nonemployee Director Share Purchase Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended May 1, 2005 (file no. 000-06920) filed May 31, 2005.
10	.17*	Election Form to Receive Shares in lieu of Retainer and/or Meeting Fees for use under the Applied Materials, Inc. Nonemployee Director Share Purchase Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended May 1, 2005 (file no. 000-06920) filed May 31, 2005.
10	.18*	Applied Materials, Inc. amended and restated Relocation Policy, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed October 31, 2005.
10	.19*	Form of Restricted Stock Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-K for fiscal year 2005 (file no. 000-06920) filed December 14, 2005.
10	.20*	Form of Performance Share Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-K for fiscal year 2005 (file no. 000-06920) filed December 14, 2005.
10	.21*	Amendment No. 3 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2005 (file no. 000-06920) filed December 14, 2005.
10	.22*	Amendment No. 4 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2005 (file no. 000-06920) filed December 14, 2005.
10	.23*	Adjustments to Senior Executive Officer Salaries, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 29, 2006 (file no. 000-06920) filed February 28, 2006.
10	.24*	Compensation of Non-Employee Directors, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 29, 2006 (file no. 000-06920) filed February 28, 2006.
10	.25*	Performance Goals and Bonus Formula for Fiscal Year 2006 under the Senior Executive Bonus Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 29, 2006 (file no. 000-06920) filed February 28, 2006.
10	.26*	Adjustments to Nonemployee Director Cash Compensation, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 30, 2006 (file no. 000-06920) filed August 31, 2006.
10	.27*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 30, 2006 (file no. 000-06920) filed August 31, 2006.
10	.28*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. 2000 Global Equity Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 30, 2006 (file no. 000-06920) filed August 31, 2006.

Exhibit No.		Description

10	.29*	Form of Performance Shares Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 30, 2006 (file no. 000-06920) filed August 31, 2006.
10	.30*	Applied Materials, Inc. amended and restated Employee Financial Assistance Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2006 (file no. 000-06920) filed December 14, 2006.
10	.31*	Amendment No. 1 to the Applied Materials, Inc. Employee Financial Assistance Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2006 (file no. 000-06920) filed December 14, 2006.
10.32		$100,000,000 364-Day Credit Agreement dated as of September 14, 2006 between Applied Materials, Inc., as borrower, and Citicorp USA, Inc., as lender, incorporated by reference to Applied’s Form 10-K for fiscal year 2006 (file no. 000-06920) filed December 14, 2006. (Confidential treatment has been granted for redacted portions of the agreement.)**
10.33		Master Confirmation dated September 18, 2006 between Goldman, Sachs & Co. and Applied Materials, Inc., incorporated by reference to Applied’s Form 10-K for fiscal year 2006 (file no. 000-06920) filed December 14, 2006. (Confidential treatment has been granted for redacted portions of the agreement.)
10.34		Supplemental Confirmation dated September 18, 2006 between Goldman, Sachs & Co. and Applied Materials, Inc., incorporated by reference to Applied’s Form 10-K for fiscal year 2006 (file no. 000-06920) filed December 14, 2006. (Confidential treatment has been granted for redacted portions of the agreement.)
10	.35*	Applied Materials, Inc. amended and restated Senior Executive Bonus Plan, incorporated by reference to Applied’s Definitive Proxy Statement (file no. 000-06920) filed February 14, 2007.
10	.36*	Separation Agreement and Release between Applied Materials, Inc. and Nancy H. Handel dated December 15, 2006, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 28, 2007 (file no. 000-06920) filed February 28, 2007.
10.37		$1,000,000,000 Credit Agreement dated as of January 26, 2007 among Applied Materials, Inc., as borrower, several lenders named therein and Citicorp USA, Inc., as agent for the lenders, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 28, 2007 (file no. 000-06920) filed February 28, 2007. (Confidential treatment has been granted for redacted portions of the agreement.)**
10	.38*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 29, 2007 (file no. 000-06920) filed May 30, 2007.
10	.39*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. 2000 Global Equity Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 29, 2007 (file no. 000-06920) filed May 30, 2007.
10	.40*	Form of Performance Share Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 29, 2007 (file no. 000-06920) filed May 30, 2007.
10	.41*	Form of Restricted Stock Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 29, 2007 (file no. 000-06920) filed May 30, 2007.
10	.42*	Applied Materials, Inc. amended and restated 2005 Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed July 13, 2007.
10	.43*	Applied Materials, Inc. amended and restated Global Executive Incentive Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 29, 2007 (file no. 000-06920) filed August 30, 2007.
10.44		Share Purchase Agreement among Applied Materials, Inc., the Shareholders of HCT Shaping Systems SA and Sellers’ Representative dated June 25, 2007, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 29, 2007 (file no. 000-06920) filed August 30, 2007.
10	.45*	Separation Agreement and Release between Applied Materials, Inc. and Farhad Moghadam dated July 19, 2007, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 29, 2007 (file no. 000-06920) filed August 30, 2007.

Exhibit No.		Description

10	.46*	Adjustments to Executive Officer Salaries, disclosed in Applied’s Form 8-K filed on December 18, 2006, and Fiscal Year 2007 Performance Goals and Performance-Based Equity Awards for Named Executive Officers, disclosed in Applied’s Form 8-K filed on January 29, 2007.
10	.47*	Applied Materials, Inc. amended and restated Employee Stock Incentive Plan.
10	.48*	Form of Performance Shares Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended.
10	.49*	Form of Performance Shares Agreement for Nonemployee Directors for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended.
10	.50*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended.
10	.51*	Form of Restricted Stock Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended.
10	.52*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. 2000 Global Equity Incentive Plan, as amended.
10	.53*	Applied Materials, Inc. amended and restated Employees’ Stock Purchase Plan.
10	.54*	Applied Materials, Inc. amended and restated Stock Purchase Plan for Offshore Employees.
21		Subsidiaries of Applied Materials, Inc.
23		Consent of Independent Registered Public Accounting Firm, KPMG LLP.
24		Power of Attorney.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.

**	Certain schedules and exhibits to this agreement, as set forth in the Table of Contents of the agreement, have been omitted. Applied Materials, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ MICHAEL R. SPLINTER
Michael R. Splinter
President, Chief Executive Officer

Dated: December 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ MICHAEL R. SPLINTER Michael R. Splinter	President, Chief Executive Officer and Director (Principal Executive Officer)	December 14, 2007

/s/ GEORGE S. DAVIS George S. Davis	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	December 14, 2007

/s/ YVONNE WEATHERFORD Yvonne Weatherford	Corporate Vice President, Corporate Controller (Principal Accounting Officer)	December 14, 2007

Directors:

* James C. Morgan	Chairman of the Board	December 14, 2007

* Michael H. Armacost	Director	December 14, 2007

* Robert H. Brust	Director	December 14, 2007

* Deborah A. Coleman	Director	December 14, 2007

* Aart J. de Geus	Director	December 14, 2007

* Philip V. Gerdine	Director	December 14, 2007

	Title	Date

* Thomas J. Iannotti	Director	December 14, 2007

* Charles Y.S. Liu	Director	December 14, 2007

* Gerhard H. Parker	Director	December 14, 2007

* Dennis D. Powell	Director	December 14, 2007

* Willem P. Roelandts	Director	December 14, 2007

Representing a majority of the members of the Board of Directors.

* By /s/ MICHAEL R. SPLINTER
Michael R. Splinter
Attorney-in-Fact**

**	By authority of the power of attorney filed herewith.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions —	Additions —			Balance at
Fiscal Year	Beginning of Year	Charged to Income	Business Combinations	Deductions		End of Year
	(In thousands)

2005	$2,533	$213	$1,220		$(317)	$3,649
2006	$3,649	$582	$—		$(889)	$3,342
2007	$3,342	$858	$342		$(406)	$4,136