Form 10-Q
period 2008-01-27
APPLIED MATERIALS INC /DE
filed 2008-03-03
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 27, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-06920

Applied Materials, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-1655526
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3050 Bowers Avenue,	95052-8039
P.O. Box 58039	(Zip Code)
Santa Clara, California
(Address of principal executive offices)

(Registrant’s telephone number, including area code)
(408) 727-5555

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares outstanding of the issuer’s common stock as of January 27, 2008: 1,353,612,157

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	January 27,	January 28,
	2008	2007
	(Unaudited)
	(In thousands, except per
	share amounts)

Net sales	$2,087,397	$2,277,267
Cost of products sold	1,152,416	1,214,729

Gross margin	934,981	1,062,538
Operating expenses:
Research, development and engineering	273,219	287,567
Marketing and selling	123,917	106,912
General and administrative	115,976	121,811
Restructuring and asset impairments	48,986	(3,278)

Income from operations	372,883	549,526
Pretax loss of equity-method investment	9,586	3,937
Interest expense	4,545	10,468
Interest income	30,570	30,103

Income before income taxes	389,322	565,224
Provision for income taxes	126,946	161,748

Net income	$262,376	$403,476

Earnings per share:
Basic	$0.19	$0.29
Diluted	$0.19	$0.29
Weighted average number of shares:
Basic	1,371,245	1,394,710
Diluted	1,383,886	1,409,014

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS*

	January 27,	October 28,
	2008	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1,215,649	$1,202,722
Short-term investments	689,907	1,166,857
Accounts receivable, net	2,014,501	2,049,427
Inventories	1,387,512	1,313,237
Deferred income taxes	409,773	426,471
Other current assets	474,464	448,879

Total current assets	6,191,806	6,607,593
Long-term investments	1,457,825	1,362,425
Property, plant and equipment	2,815,860	2,782,204
Less: accumulated depreciation and amortization	(1,750,773)	(1,730,962)

Net property, plant and equipment	1,065,087	1,051,242
Goodwill, net	1,017,705	1,006,410
Purchased technology and other intangible assets, net	354,450	373,178
Equity-method investment	105,474	115,060
Deferred income taxes and other assets	160,141	146,370

Total assets	$10,352,488	$10,662,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,674	$2,561
Accounts payable and accrued expenses	2,174,683	2,221,516
Income taxes payable	176,113	157,549

Total current liabilities	2,353,470	2,381,626
Long-term debt	202,476	202,281
Other liabilities	337,811	256,962

Total liabilities	2,893,757	2,840,869

Stockholders’ equity:
Common stock	13,536	13,857
Additional paid-in capital	4,707,141	4,658,832
Retained earnings	11,044,518	10,863,291
Treasury stock	(8,323,728)	(7,725,924)
Accumulated other comprehensive income	17,264	11,353

Total stockholders’ equity	7,458,731	7,821,409

Total liabilities and stockholders’ equity	$10,352,488	$10,662,278

*	Amounts as of January 27, 2008 are unaudited. Amounts as of October 28, 2007 are derived from the October 28, 2007 audited consolidated financial statements.

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	January 27,	January 28,
	2008	2007
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$262,376	$403,476
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	78,474	60,904
Loss on fixed asset retirements	11,211	3,122
Restructuring and asset impairments	48,986	(3,278)
Deferred income taxes	3,417	(2,457)
Net recognized loss on investments	639	1,767
Pretax loss of equity-method investment	9,586	3,937
Equity-based compensation	38,722	34,901
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	34,926	(24,350)
Inventories	(73,937)	(110,695)
Other current assets	(22,579)	(31)
Other assets	(4,984)	(3,078)
Accounts payable and accrued expenses	(95,459)	(107,823)
Income taxes payable	94,248	121,082
Other liabilities	4,105	3,720

Cash provided by operating activities	389,731	381,197

Cash flows from investing activities:
Capital expenditures	(74,144)	(58,901)
Cash paid for acquisition, net of cash acquired	(19,084)	—
Proceeds from disposition of assets held for sale	—	9,484
Proceeds from sales and maturities of investments	806,776	730,009
Purchases of investments	(423,529)	(728,520)

Cash provided by (used for) for investing activities	290,019	(47,928)

Cash flows from financing activities:
Long-term debt borrowings	343	—
Proceeds from common stock issuances	15,681	75,094
Common stock repurchases	(600,000)	(132,017)
Payment of dividends to stockholders	(83,068)	(69,614)

Cash used for financing activities	(667,044)	(126,537)

Effect of exchange rate changes on cash and cash equivalents	221	420

Increase in cash and cash equivalents	12,927	207,152

Cash and cash equivalents — beginning of period	1,202,722	861,463

Cash and cash equivalents — end of period	$1,215,649	$1,068,615

Supplemental cash flow information:
Cash payments for income taxes	$41,878	$40,428
Cash payments for interest	$45	$57

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1	Basis of Presentation and Equity-Based Compensation

Basis of Presentation

In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 28, 2007 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 28, 2007 (2007 Form 10-K). Applied’s results of operations for the three months ended January 27, 2008 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (United States) requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Segment Reclassifications

Effective in the first quarter of fiscal 2008, Applied renamed two of its reportable segments. The Fab Solutions segment has been renamed Applied Global Services, and the Adjacent Technologies segment has been renamed Energy and Environmental Solutions. In addition, Applied changed its management reporting system for services, with all service results reported in the Applied Global Services segment. Fiscal 2007 segment information has been reclassified to conform to the fiscal 2008 presentation.

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

During the three months ended January 27, 2008 and January 28, 2007, Applied recognized equity-based compensation expense related to stock options, ESPP shares, restricted stock units and restricted stock of $39 million and $35 million, respectively. During the three months ended January 27, 2008 and January 28, 2007, Applied recognized income tax benefits related to equity-based compensation of $11 million and $10 million, respectively. The equity-based compensation expense related to restricted stock units and restricted stock for the three months ended January 27, 2008 and January 28, 2007 was $33 million and $20 million, respectively. The estimated fair value of Applied’s equity-based awards, less expected forfeitures, is amortized over the awards’ service periods on a straight-line basis.

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

Three Months Ended
January 28, 2007

Stock Options:
Dividend yield	1.12%
Expected volatility	32%
Risk-free interest rate	4.70%
Expected life (in years)	3.9

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, Applied annually reviews historical employee exercise behavior with respect to option grants with similar vesting periods. No options were granted in the first quarter of fiscal 2008. There were 278,000 options granted in the three months ended January 28, 2007. The weighted average grant date fair value of options granted during the three months ended January 28, 2007 was $5.12.

Employee Stock Purchase Plans

Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied stock at the beginning of the applicable offering period or at the end of each applicable purchase period. No shares were issued under the ESPP during the quarters ended January 27, 2008 and January 28, 2007. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

Restricted Stock Units and Restricted Stock

Restricted stock units are converted into shares of Applied common stock upon vesting on a one-for-one basis. Restricted stock units vest over a minimum of three years and typically vest over three to four years. Vesting of restricted stock units usually is subject to the employee’s continued service with Applied. The compensation expense related to these awards is determined using the fair value of Applied common stock on the date of the grant. There were 1,739,000 and 1,324,000 restricted stock units granted in the three months ended January 27, 2008 and January 28, 2007, respectively.

Beginning in fiscal 2007, Applied initiated a performance-based share award program for named executive officers and other key employees. These awards vest only if specific performance goals set by the Human Resources and Compensation Committee (the Committee) are achieved. The goals require the achievement of specified levels of Applied’s annual operating profit and also that the officer remain an employee of Applied through the vesting date. The fair value of the performance-based restricted stock awards and restricted stock is estimated using the fair value of Applied common stock on the date of the grant and assumes that performance goals will be achieved. If achieved, the grant vests over a specified remaining service period. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The expected cost of the grant is reflected over the service period, and is reduced for estimated forfeitures. The Committee approved 1,300,000 and 1,950,000 of performance-based restricted stock units under this program in the three months ended January 27, 2008 and January 28, 2007, respectively. The Committee also approved the issuance of 100,000 and 150,000 shares of performance-based restricted stock in the three months ended January 27, 2008 and January 28, 2007, respectively, to Applied’s President and Chief Executive Officer at $0.01 per share. As of January 27, 2008, the performance goals associated with the fiscal 2007 awards were achieved.

Note 2	Earnings Per Share

Basic earnings per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, restricted stock units, ESPP shares and amounts due under the agreements associated with the accelerated stock buyback program in fiscal

2007) outstanding during the period. Applied’s net income has not been adjusted for any period presented for purposes of computing basic or diluted earnings per share. For purposes of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair market value of Applied common stock for the period, as the effect would be anti-dilutive. Accordingly, options to purchase 52,548,000 and 90,744,000 shares of common stock for the three months ended January 27, 2008 and January 28, 2007, respectively, were excluded from the computation.

Note 3	Accounts Receivable, Net

Applied has agreements with various financial institutions to sell accounts receivable from selected customers. Applied also discounts letters of credit through various financial institutions. Under these agreements, Applied discounted letters of credit in the amounts of $15 million and $235 million for the three months ended January 27, 2008 and January 28, 2007, respectively. Financing charges on discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.

Note 4	Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. Components of inventories were as follows:

	January 27,	October 28,
	2008	2007
	(In thousands)

Customer service spares	$536,933	$500,173
Raw materials	185,606	201,055
Work-in-process	232,427	230,244
Finished goods	432,546	381,765

	$1,387,512	$1,313,237

Included in finished goods inventory is $155 million at January 27, 2008, and $168 million at October 28, 2007, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria, as set forth in Note 1 of Notes to the Consolidated Financial Statements in Applied’s 2007 Form 10-K.

Note 5	Goodwill, Purchased Technology and Other Intangible Assets

Details of goodwill and unamortized intangible assets were as follows:

	January 27, 2008			October 28, 2007
		Other			Other
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
	(In thousands)

Gross carrying amount	$1,063,575	$17,860	$1,081,435	$1,052,280	$17,860	$1,070,140
Accumulated amortization	(45,870)	—	(45,870)	(45,870)	—	(45,870)

	$1,017,705	$17,860	$1,035,565	$1,006,410	$17,860	$1,024,270

Goodwill and unamortized intangible assets are not amortized but are subject to annual reviews for impairment, which Applied performs during the fourth quarter of each fiscal year. Applied conducted these impairment tests in the fourth quarter of fiscal 2007, and the results of these tests indicated that Applied’s goodwill and unamortized intangible assets were not impaired. Goodwill and unamortized intangible assets are also subject to review for impairment when circumstances or events occur during the year that indicate that the assets may be impaired. The goodwill balance as of October 28, 2007 increased by $6 million from the amount previously reported due to an immaterial correction to the purchase price allocation for the acquisition of HCT Shaping Systems S.A. From October 28, 2007 to January 27, 2008, the change in goodwill was $11 million, primarily due to the acquisition of certain net assets of Edwards Vacuum, Inc., which was completed in the first quarter of fiscal 2008. Other intangible assets that are not subject to amortization consist primarily of a trade name. As of January 27, 2008, goodwill and unamortized intangible assets by reportable segment were: Energy and Environmental Solutions, $492 million; Silicon, $224 million; Applied Global Services, $204 million and Display, $116 million. For additional details, see Note 12.

Details of amortized intangible assets were as follows:

	January 27, 2008			October 28, 2007
		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total
	(In thousands)

Gross carrying amount	$521,267	$226,822	$748,089	$518,042	$224,253	$742,295
Accumulated amortization	(347,332)	(64,167)	(411,499)	(340,527)	(46,450)	(386,977)

	$173,935	$162,655	$336,590	$177,515	$177,803	$355,318

Purchased technology and other intangible assets are amortized over their estimated useful lives of 1 to 15 years using the straight-line method. Aggregate amortization expense was $25 million and $9 million for the three months ended January 27, 2008 and January 28, 2007, respectively. As of January 27, 2008, future estimated amortization expense is expected to be $67 million for the remainder of fiscal 2008, $46 million for fiscal 2009, $45 million for fiscal 2010, $42 million for fiscal 2011, $41 million for fiscal 2012, and $96 million thereafter. As of January 27, 2008, amortized intangible assets by reportable segment were: Energy and Environmental Solutions, $228 million; Applied Global Services, $57 million; Display, $48 million; and Silicon, $4 million.

Note 6	Accounts Payable, Accrued Expenses, Guarantees and Contingencies

Accounts Payable and Accrued Expenses

Components of accounts payable and accrued expenses were as follows:

	January 27,	October 28,
	2008	2007
	(In thousands)

Accounts payable	$462,116	$455,894
Compensation and employee benefits	360,309	491,411
Deferred revenue	340,209	377,458
Customer deposits	317,217	225,632
Warranty	167,618	184,271
Dividends payable	81,217	83,142
Other accrued taxes	72,002	67,962
Restructuring reserve	61,581	23,193
Other	312,414	312,553

	$2,174,683	$2,221,516

Changes in the warranty reserves during the three months ended January 27, 2008 and January 28, 2007 were as follows:

	Three Months Ended
	January 27,	January 28,
	2008	2007
	(In thousands)

Beginning balance	$184,271	$174,605
Provisions for warranty	29,412	46,801
Consumption of reserves	(46,065)	(44,013)

Ending balance	$167,618	$177,393

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

Guarantees

During the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 27, 2008, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was $208 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Applied also has agreements with various global banks to facilitate subsidiary banking operations world-wide, including overdraft arrangements, bank guarantees and letters of credit. As of January 27, 2008, Applied Materials, Inc. has provided parent guarantees to banks for approximately $173 million to cover these arrangements.

Legal matters

Linear Technology

On March 12, 2002, Linear Technology Corp. (LTC) filed a lawsuit against Applied in the Superior Court of the County of Santa Clara, California, alleging claims for breach of contract, fraud and deceit, negligent misrepresentation, suppression of fact, unfair competition, breach of warranty, express contractual indemnity, implied equitable indemnity and declaratory relief related to LTC’s assertion that Applied is obligated to indemnify and defend LTC for certain claims in an underlying patent infringement lawsuit brought by Texas Instruments, Inc. After the Court dismissed many of its claims, LTC amended its complaint. LTC’s Amended Complaint, as well as its Second, Third and Fourth Amended Complaints, were dismissed by the Court in whole or in part. On July 7, 2004, LTC filed a Fifth Amended Complaint, which the Court dismissed with prejudice on October 5, 2004. On January 11, 2005, LTC filed a notice of appeal of the dismissal of its complaint. On June 19, 2007, the Court of Appeals entered an order that upheld the trial court’s dismissal of LTC’s claims for fraud and deceit, but reversed the trial court’s dismissal of LTC’s remaining claims and remanded the case to the trial court for further proceedings. Applied filed a petition for review by the California Supreme Court of the reversal and remand order of the Court of Appeal. On October 19, 2007, the California Supreme Court denied Applied’s petition for review and returned the case to the Santa Clara Superior Court for further proceedings. Applied and LTC subsequently settled the lawsuit on terms that are not material to Applied, and the Court dismissed the lawsuit in January, 2008.

Jusung

On December 24, 2003, Applied filed a lawsuit against Jusung Engineering Co., Ltd. (Jusung Engineering) and Jusung Pacific Co., Ltd. (Jusung Pacific, referred to together with Jusung Engineering as Jusung) in Tao-Yuan District Court in Taiwan, captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. The lawsuit alleges that Jusung is infringing a patent related to chemical vapor deposition owned by Applied. In the lawsuit, Applied seeks a provisional injunction prohibiting Jusung from importing, using, manufacturing, servicing or selling in Taiwan certain flat panel display manufacturing equipment. On December 25, 2003, the Tao-Yuan District Court ruled in favor of Applied’s request for a provisional injunction and, on January 14, 2004, the Court issued a provisional injunction order against Jusung Pacific. Jusung Pacific appealed those decisions, and the decisions were affirmed on appeal. On January 30, 2004, Jusung Pacific requested permission to post a counterbond to have the Jusung Pacific injunction lifted. Jusung Pacific’s counterbond request was granted and, on March 30, 2004, the provisional injunction order was lifted. At Applied’s request, on December 11, 2004, the District Court issued a provisional injunction order against Jusung Engineering. Jusung Engineering appealed that order, and the order was affirmed on appeal. Jusung Engineering also requested permission to post a counterbond to have the Jusung Engineering injunction lifted. Jusung Engineering’s counterbond request was granted, and, on April 25, 2005, the provisional injunction order against Jusung Engineering was lifted. Applied has appealed both counterbond decisions. On June 30, 2004, Applied filed a “main action” patent infringement complaint against Jusung in the Hsinchu District Court in Taiwan, captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. In the lawsuit, Applied seeks damages and a permanent injunction for infringement of the same patent. The decisions regarding the provisional injunction and counterbond have no effect on the main action patent infringement lawsuit filed by Applied. In August 2006, the Hsinchu Court set the litigation fee and the litigation security payment, and the main action is now proceeding on its merits. This same patent is also the subject of an invalidity proceeding filed in the Taiwanese Patent and Trademark Office by Jusung Pacific in June 2004. Applied believes that it has meritorious claims and defenses that it intends to pursue vigorously.

On June 13, 2006, Applied filed an action in the Taiwanese Patent and Trademark Office challenging the validity of a patent owned by Jusung Engineering related to the severability of the transfer chamber. On June 20, 2006, Jusung Engineering filed a lawsuit against Applied and Applied’s subsidiary, AKT, in Hsinchu District Court in Taiwan, captioned Jusung Engineering, Co. Ltd. v. AKT America, Inc. (AKT America) and Applied Materials, Inc., alleging infringement of this patent. Jusung Engineering’s lawsuit seeks damages, costs and attorneys’ fees. Applied believes that it has meritorious defenses that it intends to pursue vigorously.

On January 31, 2007, Applied received notice that Jusung filed a complaint of private prosecution in the Taipei District Court of Taiwan dated November 10, 2006, entitled Jusung Engineering Co., Ltd. v. M. Splinter, Y. Lin, C. Lai and J. Lin. The complaint alleges that Applied’s outside counsel received from the Court and used a copy of an expert report that Jusung had filed in the ongoing patent infringement lawsuits and that Jusung had intended to remain confidential. Jusung named as defendants Applied’s outside counsel in Taiwan, as well as Michael R. Splinter, Applied’s President and Chief Executive Officer, as the statutory representative of Applied. On April 27, 2007 the Taipei District Court dismissed Jusung’s private prosecution complaint. Jusung filed an appeal of the dismissal to the High Court. The High Court affirmed the District Court’s rejection of the private prosecution complaint on June 25, 2007. After the dismissal of the private prosecution complaint, the matter was transferred to the Taipei District Attorney’s Office, which issued a ruling not to prosecute. This ruling was reviewed by the District Attorney’s review body, which in October 2007 returned the matter to the Taipei District Attorney’s Office for further consideration. Applied believes that it has meritorious defenses that it intends to pursue vigorously.

On April 3, 2007, Jusung filed a complaint against AKT America, Inc., and one of its suppliers in Seoul Central District Court in Seoul, Korea, captioned Jusung Engineering, Co. Ltd. v. AKT America, Inc. The complaint alleges infringement of a Jusung patent involving the showerhead assembly of PECVD equipment for LCDs and seeks injunctive relief. On June 9, 2007, AKT America and its supplier filed an invalidation action with the Korean Intellectual Property Office (KIPO) against the patent asserted by Jusung. On November 30, 2007, the KIPO ruled that the Jusung patent was invalid. On August 13, 2007, Applied filed a complaint against Jusung in the Seoul Central District Court in Seoul, Korea, captioned Applied Materials, Inc. v. Jusung Engineering Ltd. The complaint alleges infringement of an Applied patent involving a substrate support or housing for a substrate supporting pin used in PECVD equipment for LCDs and seeks both monetary damages and injunctive relief. On October 29, 2007, Jusung filed an action with the KIPO seeking to invalidate Applied’s substrate patent. Applied has initiated a confirmation of scope action with the Intellectual Property Tribunal of the KIPO based on the same patent. Applied believes that it has meritorious claims and defenses in these actions that it intends to pursue vigorously.

On April 10, 2004, the Taiwan Fair Trade Commission (TFTC) notified AKT America that, pursuant to a complaint filed by Jusung, the TFTC had begun an investigation into whether AKT America had violated the Taiwan Fair Trade Act, and specifically whether AKT America violated the Taiwan Guidelines for the Review of Cases Involving Enterprises Issuing Warning Letters for Infringement on Copyright, Trademark and Patent Rights by allegedly notifying customers about AKT America patent rights and the infringement of those rights by Jusung. On June 15, 2004, the TFTC notified Applied that Applied also was the subject of the investigation. The TFTC subsequently notified Applied and AKT America that there was insufficient evidence to support a claim against either company. Jusung appealed the TFTC’s decision, and the appeals court affirmed the decision of the TFTC. Jusung appealed the appeals court’s affirmation of the decision of the TFTC, and in January 2007, the Taipei High

Administrative Court dismissed Jusung’s appeal. In February 2007, Jusung appealed the dismissal to the Supreme Administrative Court of Taiwan. Applied believes that Jusung’s complaint is without merit.

Silicon Services Consortium

On January 19, 2006, five companies that sell refurbished Applied tools (Silicon Services Consortium Inc., Semiconductor Support Services Co., OEM Surplus, Inc., Precision Technician Inc., and Semiconductor Equipment Specialist, Inc.) filed a lawsuit against Applied in the United States District Court for the Western District of Texas, captioned Silicon Services Consortium, Inc., et al. v. Applied Materials, Inc. The plaintiffs claim that a policy that Applied announced in January 2005 of limiting the sale of certain parts to them constituted an unlawful attempt to monopolize the refurbishment business, an interference with existing contracts, and an interference with prospective business relationships. The suit seeks injunctive relief, damages, costs and attorneys’ fees. After Applied filed a motion to dismiss the original complaint, the plaintiffs filed an amended complaint alleging similar conduct. Applied filed a motion to dismiss the amended complaint on April 7, 2006, which the Court denied on February 16, 2007. On January 17, 2007, Applied filed a counterclaim asserting claims for patent infringement, trademark infringement, trademark dilution, unfair competition, and misuse and misappropriation of trade secrets against each of the five plaintiffs/counterdefendants, seeking damages as well as injunctive relief. All claims between Applied and Precision Technician were dismissed in September 2007 pursuant to a settlement, with no payment by either party. The Court began a Markman hearing on October 18, 2007, continued that hearing to December 2007, and directed the parties to participate in mediation in November 2007. In December 2007, Applied reached a settlement with Semiconductor Equipment Specialist of all pending claims between them for an amount that is not material to Applied. The Court has scheduled trial of the remaining claims to commence on November 3, 2008. Applied believes that it has meritorious claims and defenses that it intends to pursue vigorously.

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

Although the outcome of the above-described matters or these claims and proceedings cannot be predicted with certainty, Applied does not believe that any of these proceedings or other claims will have a material adverse effect on its consolidated financial condition or results of operations.

Note 7	Restructuring and Asset Impairments

On January 15, 2008, Applied announced a global cost reduction plan (the Plan) that primarily affected its Silicon and Applied Global Services segments and related support organizations. As part of the Plan, Applied will reduce its global workforce through a combination of job elimination and attrition. Applied expects to complete the Plan by the fourth quarter of fiscal 2008. In the first quarter of fiscal 2008, Applied recorded restructuring charges of $38 million, consisting primarily of employee termination costs to reduce its workforce by approximately 500 positions. The affected employees were based in North America, Europe and Asia and represented multiple functions.

Changes in restructuring reserves for the Plan for the three months ended January 27, 2008 were as follows:

(In thousands)

Provision for restructuring reserves	$38,481
Consumption of reserves	(2,158)

Balance, January 27, 2008	$36,323

On February 9, 2007, the Board of Directors of Applied approved a plan (the Implant Plan) to cease development of beamline implant products for semiconductor manufacturing and curtail the operations of its Implant group based in Horsham, England. Under the Plan, Applied closed its research and development and manufacturing operations in Horsham in October 2007. The total cost of implementing the Implant Plan is expected to be $110 million, and is reported in the Consolidated Condensed Statements of Operations under cost of products sold and operating expenses (including restructuring and asset impairment charges). The majority of the cash outlays in connection with the Implant Plan occurred in fiscal 2007. The Implant group operated in the Silicon segment and the results of its operations were not material to the segment’s financial position or results of operations.

Costs under the Implant Plan in fiscal 2007 consisted primarily of inventory-related charges reported as cost of products sold of $56 million, other operating expenses of $10 million, and restructuring and asset impairment charges of $30 million. Applied recorded restructuring charges of $22 million, consisting primarily of employee termination costs to reduce its workforce by approximately 215 positions. The majority of the affected employees were based in Horsham, England and represented multiple functions. Asset impairment charges included $8 million of fixed asset write-offs.

Costs under the Implant Plan for three months ended January 27, 2008 consisted primarily of restructuring charges of $11 million and other operating expenses of $1 million.

Changes in restructuring reserves related to the Implant Plan for the three months ended January 27, 2008 were as follows:

	Severance	Facilities	Total
	(In thousands)

Balance, October 28, 2007	$9,739	$822	$10,561
Provision for restructuring reserves	104	10,626	10,730
Consumption of reserves	(6,224)	(496)	(6,720)
Foreign currency changes	(415)	(35)	(450)

Balance, January 27, 2008	$3,204	$10,917	$14,121

Changes in restructuring reserves for the three months ended January 27, 2008 for facilities realignment programs initiated in prior periods, were as follows:

(In thousands)

Balance, October 28, 2007	$12,632
Consumption of reserves	(1,495)

Balance, January 27, 2008	$11,137

Note 8	Derivative Financial Instruments

Applied’s derivative financial instruments, consisting of currency forward exchange and option contracts, are recorded at fair value on the Consolidated Condensed Balance Sheet, either in other current assets or accounts payable and accrued expenses. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment, as well as the ineffective portion of any hedges, are recognized in the consolidated results of operations. The effective portion of the gain/(loss) is reported as a component of accumulated other comprehensive income in stockholders’ equity and is reclassified into results of operations when the hedged transaction affects income/(loss). All amounts included in accumulated other comprehensive income as of January 27, 2008 will generally be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in cost of products sold or expensed. The change in option and forward time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain/(loss) on the associated financial instrument in general and administrative expenses. The amounts recognized due to the anticipated transactions failing to occur or ineffective hedges were not material for all periods presented.

Accumulated other comprehensive income related to derivative activities for the three months ended January 27, 2008, increased by $2 million due to net increase in the intrinsic value of derivative instruments qualifying as cash flow hedges.

Note 9	Stockholders’ Equity

Comprehensive Income

Components of comprehensive income, on an after-tax basis where applicable, were as follows:

	Three Months Ended
	January 27,	January 28,
	2008	2007
	(In thousands)

Net income	$262,376	$403,476
Change in unrealized net gain/(loss) on investments	1,607	(3,385)
Change in unrealized net gain on derivative instruments qualifying as cash flow hedges	1,918	1,204
Foreign currency translation adjustments	2,386	5,895

Comprehensive income	$268,287	$407,190

Components of accumulated other comprehensive income, on an after-tax basis where applicable, were as follows:

	January 27,	October 28,
	2008	2007
	(In thousands)

Unrealized gain on investments	$18,362	$16,755
Unrealized gain/(loss) on derivative instruments qualifying as cash flow hedges	509	(1,409)
Pension liability	(12,232)	(12,232)
Retiree medical benefits	(1,132)	(1,132)
Cumulative translation adjustments	11,757	9,371

	$17,264	$11,353

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

On September 15, 2006, the Board of Directors approved a new stock repurchase program for up to $5.0 billion in repurchases over the next three years ending in September 2009 that superseded the previous program, of which authorization for $3.2 billion of repurchases remained as of January 27, 2008. Under this authorization, Applied is continuing a systematic stock repurchase program and also may make supplemental stock repurchases from time to time, depending on market conditions, stock price and other factors.

During the three months ended January 27, 2008, Applied repurchased 33,629,000 shares of its common stock at an average price of $17.84 for a total cash outlay of $600 million. There were no common stock repurchases made during the first quarter of fiscal 2007.

Dividends

On September 11, 2007, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.06 per share that was paid on December 6, 2007 to stockholders of record as of November 15, 2007. On December 11, 2007, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.06 per share payable on March 6, 2008 to stockholders of record as of February 14, 2008. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors.

Note 10	Employee Benefit Plans

Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries. The components of the net periodic pension costs of these defined benefit plans for the three months ended January 27, 2008 and January 28, 2007 were as follows:

	Three Months Ended
	January 27,	January 28,
	2008	2007
	(In thousands)

Service cost	$3,615	$3,851
Interest cost	3,191	2,602
Expected return on plan assets	(2,211)	(1,425)
Amortization of transition obligation	20	16
Amortization of prior service costs	(58)	(30)
Amortization of net loss	147	503

Net periodic pension cost	$4,704	$5,517

Note 11	Borrowing Facilities

Applied has credit facilities for unsecured borrowings in various currencies of up to $1.1 billion, of which $1.0 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to expire in January 2012. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at January 27, 2008. No amounts were outstanding under this agreement at January 27, 2008. Of the remaining credit facilities, $143 million are with Japanese banks at rates indexed to their prime reference rate denominated in Japanese yen. No amounts were outstanding under these credit facilities at January 27, 2008.

Note 12	Business Combinations

On November 9, 2007, Applied purchased from Edwards Vacuum, Inc. certain assets of its Kachina semiconductor equipment parts cleaning and refurbishment business for $19 million. The acquisition expands Applied’s existing Chamber Performance Services network of facilities that provide customers worldwide with technology and support for maintaining their chamber components. In connection with this acquisition, Applied recorded goodwill of $13 million and an intangible asset of $3 million (customer relationships which will be amortized over 13 years). The acquired business is reported under the Applied Global Services segment.

On August 23, 2007, Applied acquired all of the outstanding shares of Switzerland-based HCT Shaping Systems SA (HCT) for $463 million in cash, net of cash acquired. HCT is a leading supplier of precision wafering systems used principally in manufacturing crystalline silicon (c-Si) substrates for the solar industry. In connection with this acquisition, Applied recorded goodwill of $354 million and other intangible assets of $180 million. Of the $180 million of acquired intangible assets, $59 million was assigned to purchased technology (to be amortized over 11 years), $59 million was assigned to customer relationships (to be amortized over 7 years), $47 million was assigned to acquired backlog (to be amortized over 1 year), $8 million was assigned to trademarks and tradenames (to be amortized over 13 years) and $7 million was assigned to covenants not to compete (to be amortized over 3 years). The acquired business is reported under the Energy and Environmental Solutions segment.

On March 30, 2007, Applied purchased Brooks Software, a division of Brooks Automation, Inc., for $137 million in cash. The acquired business is a leading provider of factory management and control software to the semiconductor and flat panel industries. The products complement Applied’s existing software applications and enable Applied to offer customers a comprehensive computer integrated manufacturing (CIM) solution for optimizing fab operations. Applied recorded an in-process research and development (IPR&D) expense of $5 million, reported as research, development and engineering expense, goodwill of $77 million, and other intangible assets of $47 million. Of the $47 million of acquired intangible assets, $21 million was assigned to purchased technology (to be amortized over 4 to 11 years), $21 million was assigned to maintenance contracts (to be amortized over 7 years), $2 million was assigned to acquired backlog (to be amortized over 1 year), $2 million was assigned to trademarks and tradenames (to be amortized over 7 years) and $1 million was assigned to customer relationships (to be amortized over 4 years). The acquired business is reported under the Applied Global Services segment.

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

For all of the purchase business combinations discussed above, the results of operations prior to the acquisition dates were not material in relation to those of Applied for any of the periods presented herein. Goodwill is not amortized but is reviewed periodically for impairment, and purchased technology is amortized over its useful life of 1 to 15 years.

Note 13	Income Taxes

Applied’s effective income tax rate for the first quarter of fiscal 2008 was 32.6 percent and includes the impact of restructuring charges (See Note 7). Applied’s effective income tax rate was 28.6 percent for the comparable quarter of fiscal 2007 and included benefits of $30 million due primarily to a favorable resolution of audits of prior years’ income tax filings. Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, and the tax rate on equity compensation. Management carefully monitors these factors and timely adjusts the interim income tax rate accordingly.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. Applied implemented FIN 48 effective October 29, 2007. The implementation of FIN 48 did not result in an increase or decrease in liability for unrecognized tax benefits.

Applied has unrecognized tax benefits of $52 million as of October 29, 2007, all of which, if recognized, would result in a reduction of Applied’s effective tax rate. Applied recorded an increase in its unrecognized tax benefits of $1 million as of January 28, 2008.

The gross liability for unrecognized tax benefits was $60 million, exclusive of interest and penalties. Interest and penalties related to uncertain tax positions were $11 million and are recognized in the provision for income taxes line item of the Consolidated Condensed Statement of Operations. Applied had no tax positions for which it was reasonably possible the liability for unrecognized tax benefits will significantly increase or decrease within the next 12 months.

A number of Applied’s tax returns remain subject to examination by taxing authorities. These include United States federal returns for 2005 and after, tax returns in certain states for 2002 and after, and tax returns in certain jurisdictions outside of the United States for 2003 and after.

Note 14	Industry Segment Operations

Applied’s four reportable segments are: Silicon, Applied Global Services, Display, and Energy and Environmental Solutions. Prior to the first quarter of fiscal 2008, the Applied Global Services segment was presented as Fab Solutions and the Energy and Environmental Solutions segment was presented as Adjacent Technologies. Applied’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of January 27, 2008 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

Each reportable segment is separately managed and has separate financial results that are reviewed by Applied’s chief operating decision-maker. Each reportable segment contains closely related products that are unique to the particular segment. Segment operating income is determined based upon internal performance measures used by the chief operating decision-maker.

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

Effective the first quarter of fiscal 2008, Applied changed the management reporting system for services, with all service results reported in the Applied Global Services segment. Applied has reclassified segment operating results for the three months ended January 28, 2007 to conform to the fiscal 2008 presentation. Future changes to this organizational structure may result in changes to the business segments disclosed.

The Silicon segment includes semiconductor capital equipment for etch, rapid thermal processing (RTP), deposition, chemical mechanical planarization (CMP), and metrology and inspection.

The Applied Global Services segment includes technically differentiated products to improve the operating efficiency, reduce operating costs and lessen the environmental impact of semiconductor, display and solar customers’ factories, and also comprises spares and remanufactured equipment sales. Customer demand for spare parts and services is fulfilled through a global distribution system with trained service engineers located in close proximity to customer sites.

The Display segment encompasses products for manufacturing LCDs for TVs, personal computers and other video-enabled devices. The Display segment also includes design and manufacture of differentiated stand-alone equipment for the Applied SunFabtm Thin Film Line.

The Energy and Environmental Solutions segment includes products for fabricating solar photovoltaic cells and modules, high throughput roll-to-roll coating systems for flexible electronics and web products, and energy-efficient glass.

Information for each reportable segment for the three months ended January 27, 2008 and January 28, 2007 is as follows:

		Operating
	Net Sales	Income (loss)
	(In thousands)

2008:
Silicon	$1,237,329	$444,993
Applied Global Services	594,842	148,500
Display	133,112	34,268
Energy and Environmental Solutions	122,114	(48,053)

Total Segment	$2,087,397	$579,708

2007:
Silicon	$1,490,262	$520,153
Applied Global Services	559,671	159,370
Display	195,511	50,129
Energy and Environmental Solutions	31,823	(14,694)

Total Segment	$2,277,267	$714,958

Reconciliations of segment operating results to Applied consolidated totals for the three months ended January 27, 2008 and January 28, 2007 are as follows:

	Three Months Ended
	January 27,	January 28,
	2008	2007
	(In thousands)

Total segment operating income	$579,708	$714,958
Corporate and unallocated costs	(157,839)	(168,710)
Restructuring and asset impairment charges	(48,986)	3,278

Income from operations	$372,883	$549,526

Note 15	Recent Accounting Pronouncements

In December 2007, FASB issued Statement 141 (revised), “Business Combinations” (SFAS 141(R)). The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) will be effective for Applied in fiscal 2010, with early adoption prohibited. Applied is evaluating the potential impact of the implementation of Statement 141(R) on its financial position and results of operations.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements, including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 will be effective for Applied in fiscal 2010, with early adoption prohibited. Applied is evaluating the potential impact of the implementation of SFAS 160 on its financial position and results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (SFAS 159), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective for Applied in fiscal 2009. Applied is evaluating the potential impact of the implementation of SFAS No. 159 on its financial position and results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of Applied’s first quarter of fiscal 2010. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for Applied beginning in the first quarter of fiscal 2009. Applied is evaluating the potential impact of the implementation of SFAS 157 on its financial position and results of operations.

Note 16	Subsequent Event

On January 31, 2008, Applied acquired all of the outstanding shares of Baccini S.p.A. (Baccini), a privately-held company based in Italy, for a purchase price of approximately $224 million in cash, net of cash acquired. Baccini, a leading supplier of automated metallization and test systems for manufacturing crystalline silicon (c-Si) photovoltaic cells, will be reported under the Energy and Environmental Solutions segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements in this Quarterly Report, including those made by the management of Applied, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Applied’s future financial results, operating results, cash flows and cash deployment strategies, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, research and development, acquisitions and joint ventures, growth opportunities, customer contracts, investments and legal proceedings, as well as industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part II, Item 1A, “Risk Factors,” below and elsewhere in this report. Other risks and uncertainties may be disclosed in Applied’s prior Securities and Exchange Commission (SEC) filings. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Applied undertakes no obligation to revise or update any forward-looking statements.

Overview

Applied provides Nanomanufacturing Technologytm solutions for the global semiconductor, flat panel display, solar and related industries, with a broad portfolio of innovative equipment, service and software products. Applied’s customers include manufacturers of semiconductor chips and wafers, liquid crystal displays (LCDs), solar photovoltaic cells and modules (PVs), flexible electronics and energy-efficient glass. Applied reports four segments: Silicon, Applied Global Services, Display, and Energy and Environmental Solutions. Product development and manufacturing activities occur in North America, Europe, Israel and Asia. Applied’s broad range of equipment and service products are highly technical and are sold primarily through a direct sales force.

Applied’s results are driven primarily by worldwide demand for integrated circuits, which in turn depends on end-user demand for electronic products. Applied’s business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for chips, LCDs, PVs and other electronic devices, as well as other factors, such as global economic conditions and technological advances in fabrication processes.

The following table presents certain significant measurements for the three months ended January 27, 2008 and January 28, 2007:

	Three Months Ended
	January 27,	January 28,
	2008	2007	% Change
	(In millions, except per share
	amounts and percentages)

New orders	$2,500	$2,538	(2)%
Net sales	$2,087	$2,277	(8)%
Gross margin	$935	$1,063	(12)%
Gross margin percent	44.8%	46.7%	(2)%
Net income	$262	$403	(35)%
Earnings per share	$0.19	$0.29	(34)%

Financial results for the first quarter of fiscal 2008 reflected slowing worldwide demand for semiconductor equipment and services, while demand for display and solar products increased. Total orders decreased slightly from the first quarter of fiscal 2007, primarily due to the decline in demand for semiconductor manufacturing and service products, partially offset by increased demand for display and solar equipment. Net sales decreased during the first quarter of fiscal 2008 over the first fiscal quarter of 2007, primarily due to a decrease in demand from DRAM and Flash memory chip manufacturers, as well as decreased LCD equipment sales, reflecting lower LCD equipment orders in fiscal 2007. Net income declined in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 due to lower sales and net interest income, while operating expenses remained flat. First quarter of fiscal 2008 financial results included restructuring charges.

Results of Operations

Applied received new orders of $2.5 billion for the first quarter of fiscal 2008, an increase from $2.2 billion for the fourth quarter of fiscal 2007 and flat compared to $2.5 billion for the first quarter of fiscal 2007. New orders for the first quarter of fiscal 2008 increased by 13 percent from the preceding quarter and decreased by 2 percent from the first quarter of fiscal 2007. The increase in new orders for the first quarter of fiscal 2008 from the fourth quarter of fiscal 2007 was primarily attributable to a significant increase in demand for LCD equipment and increased demand for solar equipment, offset by lower demand for semiconductor equipment and service products.

New orders by geographic region (determined by the location of customers’ facilities) for the three months ended January 27, 2008 and January 28, 2007 were as follows:

	Three Months Ended
	January 27,		January 28,
	2008		2007
	($)	(%)	($)	(%)
	(Dollars in millions)

Taiwan	795	32	605	24
North America*	506	20	550	22
Korea	362	14	492	19
Japan	292	12	300	12
Europe	278	11	323	13
Southeast Asia and China	267	11	268	10

Total	2,500	100	2,538	100

*	Primarily the United States.

Applied’s backlog for the most recent three fiscal quarters was as follows: $4.1 billion at January 27, 2008, $3.7 billion at October 28, 2007, and $3.4 billion at July 29, 2007. Backlog consists only of orders for which written authorizations have been accepted, shipment dates within 12 months have been assigned and revenue has not been recognized. Due to the potential for customer changes in delivery schedules or cancellation of orders, Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods.

Net sales for the first quarter of fiscal 2008 decreased 12 percent to $2.1 billion, from $2.4 billion for the preceding quarter, and decreased 8 percent from $2.3 billion for the first quarter of fiscal 2007. Net sales for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 reflected lower sales of semiconductor and LCD equipment, partially offset by higher solar equipment sales and increased fab operations spending.

Net sales by geographic region (determined by the location of customers’ facilities) for the three months ended January 27, 2008 and January 28, 2007 were as follows:

	Three Months Ended
	January 27,		January 28,
	2008		2007
	($)	(%)	($)	(%)
	(Dollars in millions)

Taiwan	616	30	583	26
North America*	488	23	467	21
Japan	318	15	261	11
Southeast Asia and China	246	12	237	10
Europe	216	10	254	11
Korea	203	10	475	21

Total	2,087	100	2,277	100

*	Primarily the United States.

Gross margin percentage was 44.8 percent for the first quarter of fiscal 2008, down from 46.7 percent for the first quarter of fiscal 2007. The decrease in the gross margin percentage for the first quarter of fiscal 2008 from that of the prior year’s period was principally attributable to lower revenues, product mix, incremental charges attributable to acquisitions (consisting of amortization of purchased intangible assets and inventory fair value adjustments on products sold), partially offset by lower material costs. Gross margin during each of the first quarters of fiscal 2008 and 2007 included $6 million of equity-based compensation expense.

Operating expenses included expenses related to research, development and engineering (RD&E), marketing and selling (M&S), and general and administrative (G&A). Expenses related to RD&E, M&S and G&A were $513 million for the first quarter of fiscal 2008, compared to $516 million for the first quarter of fiscal 2007. Lower operating expenses in these categories during the first quarter of fiscal 2008 compared to the same period in the prior year were principally attributable to savings from cost control initiatives and lower variable compensation expenses, partially offset by increased operating costs from acquired businesses and higher equity compensation expense.

Operating expenses for the first quarter of fiscal 2008 include restructuring charges of $49 million, of which $38 million was associated with a global cost reduction plan and $11 million related to facilities closures associated with ceasing development of beamline implant products and other costs of $1 million associated with ceasing development of beamline implant products. (See Note 7 of Notes to Consolidated Condensed Financial Statements.)

Net interest income was $26 million for the first quarter of fiscal 2008 and $20 million for the first quarter of fiscal 2007, respectively. Higher net interest income during the first quarter of fiscal 2008 was primarily due to a decrease in interest expense associated with scheduled debt maturities.

Applied’s effective income tax rate for the first quarter of fiscal 2008 was 32.6 percent and includes the impact of restructuring charges. Applied’s effective income tax rate was 28.6 percent for the comparable quarter of fiscal 2007 and included benefits of $30 million due primarily to a favorable resolution of audits of prior years’ income tax filings. Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, and the tax rate on equity compensation. Management carefully monitors these factors and timely adjusts the interim income tax rate accordingly.

Segment Information

Applied operates in four reportable segments: Silicon, Applied Global Services, Display, and Energy and Environmental Solutions. A description of the products and services, as well as financial data, for each reportable segment can be found in Note 14 of Notes to Consolidated Condensed Financial Statements. Applied does not allocate to its reportable segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include equity-based compensation and certain components of variable compensation, corporate marketing and sales, corporate functions (certain management, finance, legal, human resources and RD&E), and unabsorbed information technology and occupancy costs. Effective in the first quarter of fiscal 2008, Applied renamed two of its reportable segments. The Fab Solutions segment has been renamed Applied Global Services, and the Adjacent Technologies segment has been renamed Energy and Environmental Solutions. In addition, Applied changed its management reporting system for services, with all service results reported in the Applied Global Services segment. Applied has reclassified segment operating results for the three months ended January 28, 2007 to conform to the fiscal 2008 presentation. Discussions below include the results of each reportable segment.

Silicon Segment

The Silicon segment includes semiconductor capital equipment for etch, rapid thermal processing (RTP), deposition, chemical mechanical planarization (CMP), and metrology and inspection. Development efforts are focused on solving customers’ key technical challenges, including transistor performance and nanoscale patterning, and improving chip manufacturing productivity to reduce costs.

	Three Months Ended
	January 27,	January 28,
	2008	2007
	(In millions)

New orders	$1,075	$1,755
Net sales	$1,237	$1,490
Operating income	$445	$520

Silicon new orders decreased 39 percent to $1.1 billion for the first quarter of fiscal 2008 compared to $1.8 billion for the first quarter of fiscal 2007, due to reduced demand for equipment from memory device manufacturers and continued weakness in demand from foundry and logic customers. The decrease in orders was across all products within the segment. New orders were primarily for leading-edge memory applications while orders from foundries remained at low levels due to low fab utilization rates.

Net sales decreased 17 percent to $1.2 billion for the first quarter of fiscal 2008 from $1.5 billion for the first quarter of fiscal 2007. The decrease in net sales was due to decreased investment by memory and logic semiconductor customers in multiple areas, including etch, inspection, and front end products.

Operating income decreased 14 percent to $445 million for the first quarter of fiscal 2008 from $520 million for the first quarter of fiscal 2007. The operating income decrease was due to lower revenue levels, offset in part by lower spending attributable to continued focus on cost controls.

Applied Global Services Segment

The Applied Global Services segment includes technically differentiated products to improve operating efficiency, reduce operating costs and lessen the environmental impact of semiconductor, display and solar customers’ factories, and includes spares and remanufactured equipment sales. Customer demand for spare parts and services is fulfilled through a global distribution system with trained service engineers located in close proximity to customer sites.

	Three Months Ended
	January 27,	January 28,
	2008	2007
	(In millions)

New orders	$610	$718
Net sales	$595	$560
Operating income	$149	$159

New orders decreased 15 percent to $610 million for the first quarter of fiscal 2008, compared to $718 million for the first quarter of fiscal 2007, due to lower orders for spares and remanufactured equipment, partially offset by increased orders for factory automation software.

Net sales increased 6 percent to $595 million for the first quarter of fiscal 2008, compared to $560 million for the first quarter of fiscal 2007, reflecting increased factory automation software sales and higher sales for remanufactured equipment.

Operating income decreased 7 percent to $149 million for the first quarter of fiscal 2008 from $159 million for the first quarter of fiscal 2007 as a result of product mix, increased operating expenses and acquisition-related charges, offset by higher net sales.

Fiscal 2007 new orders, net sales and operating income have increased from the previously reported amounts due to the reclassification of display service products from the Display segment.

Display Segment

The Display segment encompasses products for manufacturing LCDs for TVs, personal computers and other video-enabled devices. This business is focused on expanding market share by differentiation with larger-scale substrates, entry into new markets, and development of products to enable cost reductions through productivity and uniformity.

	Three Months Ended
	January 27,	January 28,
	2008	2007
	(In millions)

New orders	$555	$34
Net sales	$133	$196
Operating income	$34	$50

New orders increased to $555 million for the first quarter of fiscal 2008, compared to $34 million for the first quarter of fiscal 2007. Increased orders reflected a significant increase in investment by LCD customers in response to rising LCD panel demand.

Net sales decreased 32 percent to $133 million for the first quarter of fiscal 2008 from $196 million for the first quarter of fiscal 2007. The decrease in net sales reflected the lower order levels in fiscal 2007.

Operating income decreased 32 percent to $34 million for the first quarter of fiscal 2008 from $50 million for the first quarter of fiscal 2007, due to lower revenue levels and product mix, partially offset by lower costs.

Fiscal 2007 new orders, net sales and operating income have decreased from the previously reported amounts due to the reclassification of display service products to the Applied Global Services segment.

Energy and Environmental Solutions Segment

The Energy and Environmental Solutions segment includes products for fabricating solar photovoltaic cells and modules, high throughput roll-to-roll coating systems for flexible electronics and web products, and energy-efficient glass. This business is focused on delivering solutions to generate and conserve energy, with an emphasis on lowering the cost to produce solar power by providing equipment to enhance manufacturing scale and efficiency.

	Three Months Ended
	January 27,	January 28,
	2008	2007
	(In millions)

New orders	$260	$31
Net sales	$122	$32
Operating loss	$48	$15

New orders of $260 million for the first quarter of fiscal 2008 increased from $31 million for the first quarter of fiscal 2007, and included the initial recognition of orders for Applied’s SunFabtm Thin Film Line. The first quarter of fiscal 2008 also included the first full quarter of results for precision wafering systems to manufacture crystalline silicon substrates from the acquisition of HCT Shaping Systems S.A.

Net sales of $122 million for the first quarter of fiscal 2008 increased from $32 million for the first quarter of fiscal 2007, due to increased sales across all products.

The operating loss of $48 million for the first quarter of fiscal 2008 increased from $15 million for the first quarter of fiscal 2007, reflecting increased RD&E spending to develop products that enable lower-cost production of solar energy, increased operating costs, amortization of acquisition-related costs, and costs related to expansion of solar marketing efforts, partially offset by higher revenues.

Financial Condition, Liquidity and Capital Resources

During the three months ended January 27, 2008, cash, cash equivalents and investments decreased by $363 million, from $3.7 billion as of October 28, 2007.

Cash, cash equivalents and investments consisted of the following:

	January 27,	October 28,
	2008	2007
	(In millions)

Cash and cash equivalents	$1,216	$1,203
Short-term investments	690	1,167
Long-term investments	1,458	1,362

Total cash, cash equivalents and investments	$3,364	$3,732

Applied generated $390 million of cash from operating activities for the three months ended January 27, 2008. The primary source of operating cash flow for the three months ended January 27, 2008 was net income, adjusted to exclude the effect of non-cash charges including depreciation, amortization, equity-based compensation, and restructuring expenses, which was partially offset by changes in operating assets and liabilities. Days sales outstanding for the first quarter of fiscal 2008 increased to 88 days, compared to 79 days in the fourth quarter of fiscal 2007, primarily due to regional mix. Applied discounted certain letters of credit totaling $15 million for the three months ended January 27, 2008. Discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. For further details regarding discounting of letters of credit, see Note 3 of Notes to Consolidated Condensed Financial Statements.

Applied generated $290 million of cash from investing activities during the three months ended January 27, 2008. Investing activities included the purchase from Edwards Vacuum, Inc. certain assets of its Kachina semiconductor equipment parts cleaning and refurbishment business for $19 million in cash and capital expenditures of $74 million. Proceeds from sales and maturities of investments, net of purchases of investments, totaled $383 million.

Applied used $667 million of cash for financing activities during the three months ended January 27, 2008, consisting primarily of $600 million to repurchase common shares and payment of $83 million in cash dividends to stockholders, partially offset by $16 million received from the issuance of common stock under equity plans.

On September 11, 2007, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.06 per share that was paid on December 6, 2007 to stockholders of record as of November 15, 2007. On December 11, 2007, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.06 per share, payable on March 6, 2008, to stockholders of record as of February 14, 2008. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of Applied’s stockholders.

Applied has credit facilities for unsecured borrowings in various currencies of up to $1.1 billion, of which $1.0 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to expire in January 2012. The agreement provides for borrowings at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at

January 27, 2008. No amounts were outstanding under this agreement at January 27, 2008 (see Note 11 of Notes to Consolidated Condensed Financial Statements).

On January 31, 2008, Applied acquired all of the outstanding shares of Baccini S.p.A. (Baccini), a privately-held company based in Italy, for a purchase price of approximately $224 million in cash, net of cash acquired. For additional information regarding this business combination, see Note 16 of Notes to Consolidated Condensed Financial Statements.

In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 27, 2008, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was approximately $208 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Applied expects that changes in its business will affect its working capital components in fiscal 2008, primarily related to its Energy and Environmental Solutions segment. Applied believes that the solar industry is moving to increasingly greater factory output of solar modules, including output on a level sufficient to annually generate electricity on a gigawatt scale. Applied has entered into contracts with multiple customers for its SunFab Thin Film Line, the fulfillment of which will require Applied to invest in inventory and incur related costs.

Applied’s investment portfolio consists principally of investment grade municipal bonds, money market mutual funds, U.S. Treasury and agency securities, corporate bonds, and mortgage-backed and asset-backed securities. Applied regularly monitors the credit risk in its investment portfolio and takes appropriate measures to manage such risks prudently in accordance with its investment policies. As a result of recent adverse conditions in the financial markets, the following types of financial instruments may present risks arising from liquidity and/or credit concerns: structured investment vehicles, auction rate securities, sub-prime mortgage-backed securities, and collateralized debt obligations. At January 27, 2008, Applied’s holdings in these categories of investments totaled $45 million, or 1.3% of total cash, cash equivalents and investments, which Applied does not consider to be material. In the event that these categories of investments that are experiencing credit concerns become illiquid, Applied does not believe that this will materially affect the Company’s liquidity or results of operations. In the first quarter of fiscal 2008, as part of its regular investment review process, Applied recorded an insignificant impairment charge associated with its investment portfolio. While Applied cannot predict future market conditions or market liquidity, Applied believes that its investment policies provide an appropriate means to manage the risks in its investment portfolio.

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

For further information about Applied’s critical accounting policies, see the discussion of critical accounting policies in Applied’s 2007 Form 10-K. Management believes that there has been no significant change during the three months ended January 27, 2008 to the items disclosed as critical accounting policies in Applied’s 2007 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $2.1 billion at January 27, 2008. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at January 27, 2008, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $32 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated condensed statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

Certain operations of Applied are conducted in foreign currencies. Applied enters into currency forward exchange and option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. Gains and losses on these contracts are generally recognized in income at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on currency forward exchange and option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses were not material for the three months ended January 28, 2007 and January 27, 2008.

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

The information set forth above under Note 6 contained in Notes to Consolidated Condensed Financial Statements is incorporated here in by reference.

Item 1A.	Risk Factors

The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Item 1A of Applied’s 2007 Form 10-K.

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

Applied must effectively manage its resources and production capacity to meet rapidly changing demand in each of the industries it serves. During periods of decreasing demand for Applied’s products, Applied must be able to appropriately align its cost structure with prevailing market conditions, motivate and retain key employees, and effectively manage its supply chain. During periods of increasing demand, Applied must have sufficient manufacturing capacity and inventory to meet customer demand; attract, retain and motivate a sufficient number of qualified individuals; and effectively manage its supply chain. If Applied is not able to timely and appropriately adapt to changes in industry cycles, Applied’s business, financial condition or results of operations may be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes in the semiconductor and semiconductor-related industries.

The global industries in which Applied operates are characterized by ongoing changes, including: (1) higher capital requirements for building and operating new semiconductor, LCD and solar photovoltaic cell or module (PV) fabrication plants and the resulting effect on customers’ ability to raise the necessary capital; (2) differing rates of market growth for, and capital investments by, various semiconductor device makers, such as memory (including NAND Flash and DRAM), logic and foundry, as well as LCD and solar manufacturers; (3) industry growth rates; (4) the increasing cost and decreasing affordability of research and development due to many factors, including decreasing linewidths, the increasing number of materials, applications and process steps, and the greater complexity of process development and chip design; (5) the increasing difficulty for customers to move from product design to volume manufacturing; (6) the importance of reducing the cost of system ownership, due in part to the increasing significance of consumer electronics as a driver for semiconductor and LCD demand and the related focus on lower prices; (7) varying levels of business information technology spending; (8) the heightened importance to customers of system reliability and productivity, and the effect on demand for systems as a result of their increasing productivity, device yield and reliability; (9) the growing types and varieties of semiconductors and expanding number of applications across multiple substrate sizes, resulting in customers’ divergent technical demands; (10) demand for shorter cycle times for the development, manufacture and installation of manufacturing equipment; (11) the challenge to semiconductor manufacturers of moving volume manufacturing from one technology node to the next smaller technology node, and the resulting impact on the technology transition rate and the rate of investment in capital equipment; (12) price trends for semiconductor devices, LCDs and solar modules; (13) difficulties associated with transitioning to larger substrate sizes; and (14) the increasing importance of the availability of spare parts to assure maximum system uptime. If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the semiconductor and semiconductor-related industries, its business, financial condition and results of operations could be materially and adversely affected.

Applied must adapt its business and product offerings to respond to competition and rapid technological changes.

As Applied operates in a highly competitive environment, its future success depends on many factors, including the effective development, commercialization and customer acceptance of its nanomanufacturing technology equipment, service and related products. In addition, Applied must successfully execute its growth strategy, including enhancing market share in existing markets, expanding into related markets, and cultivating new markets, while constantly improving its operational performance. The development, introduction and support of a broadening set of products in more varied competitive environments have grown increasingly complex and expensive over time. Applied’s success is subject to many risks, including but not limited to its ability to timely, cost-effectively and successfully: (1) improve and/or develop new applications for existing products, adapt similar products for use by customers in different applications and/or markets with varying technical requirements, and develop new products; (2) appropriately price and achieve market acceptance of products; (3) maintain operating flexibility to enable different responses to different markets, customers and applications; (4) appropriately allocate resources, including RD&E funding, among Applied’s products and between the development of new products and the enhancement of existing products; (5) accurately forecast demand and meet production schedules for its products; (6) achieve cost efficiencies across product offerings; (7) increase market share in existing markets, expand its markets and exceed industry growth rates; (8) adapt to technology changes in related markets, such as lithography; (9) adapt to changes in value offered by companies in different parts of the supply chain; (10) qualify products for volume manufacturing with its customers; (11) implement changes in its design engineering methodology, including those that enable reduction of material costs and cycle time, and enable greater commonality of platforms and types of parts used in different systems, and greater effectiveness of product life cycle management; and (12) improve its manufacturing processes. Furthermore, new or improved products may involve higher costs and reduced margins. If Applied does not successfully manage these challenges, its business, financial condition and results of operations could be materially and adversely affected.

The entry into new markets and industries entails additional challenges.

As part of its growth strategy, Applied must successfully expand into related or new markets and industries, either with its existing nanomanufacturing technology products or with new products developed internally or obtained through acquisitions. These include the emerging solar market, which Applied entered in 2006 and which is subject to ongoing changes in demand for PV products arising from, among other things, fluctuations in the cost of electric power, availability of government incentives, government energy policies, the performance and reliability of PV technology, technological innovations, evolving industry standards, and the cost and availability of other energy sources. In addition, Applied believes that the solar industry is moving to increasingly greater factory output of PVs, including output on a level sufficient to annually generate electricity on a gigawatt scale. The entry into different markets involves additional challenges, including those arising from: (1) Applied’s ability to anticipate demand and capitalize on opportunities, and avoid or minimize risks; (2) new and more diverse customers and suppliers, including some with limited operating histories, uncertain and/or limited funding, evolving business models and/or locations in regions where Applied does not have existing operations; (3) the adoption of new business models, such as the supply of a suite of Applied and non-Applied equipment sufficient to manufacture PVs; (4) difficulties in production planning, execution, supply chain management and logistics; (5) new materials, processes and technologies; (6) Applied’s ability to meet performance specifications and drive efficiencies and cost reductions; (7) the need to attract, motivate and retain employees with skills and expertise in these new areas; (8) different service requirements; and (9) intellectual property rights of others; (10) Applied’s ability to rapidly expand its operations to meet demand for one or more gigawatt-scale solar factories and the associated effect on

Applied’s working capital. If Applied does not successfully manage the risks resulting from entry into new markets and industries, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to the risks of operating a global business.

In the first quarter of fiscal 2008, approximately 77 percent of Applied’s net sales were to customers in regions outside the United States. A rising percentage of Applied’s business is from customers in Asia. Certain of Applied’s RD&E and/or manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in China. The global nature of Applied’s business and operations presents challenges, including but not limited to, those arising from: (1) uncertainties with respect to economic growth rates in various countries; (2) varying regional and geopolitical business conditions and demands; (3) local, regional, national or international regulatory requirements; (4) global trade issues; (5) variations in protection of intellectual property and other legal rights in different countries; (6) positions taken by U.S. governmental agencies regarding possible national commercial and/or security issues posed by international business operations; (7) fluctuating raw material and energy costs; (8) variations in the ability to develop relationships with suppliers and other local businesses; (9) changes in laws and regulations of the United States (including export restrictions) and other countries, as well as their interpretation and application; (10) fluctuations in interest rates and currency exchange rates, including the weakening relative position of the U.S. dollar; (11) the need to provide sufficient levels of technical support in different locations; (12) political instability, natural disasters (such as earthquakes, floods or storms), pandemics, terrorism or acts of war in locations where Applied has operations, suppliers or sales; (13) cultural differences; (14) special customer- or government-supported efforts to promote the development and growth of local competitors; (15) shipping costs and/or delays; (16) adverse conditions in financial markets that may affect the liquidity and or credit of financial instruments in Applied’s investment portfolio; and (17) adverse conditions in credit markets. Many of these challenges are present in China, which is experiencing significant growth of both suppliers and competitors to Applied, and which Applied believes presents a large potential market for its products and opportunity for growth over the long term. In addition, Applied must regularly reassess the size, capability and location of its global infrastructure and make appropriate changes. These challenges may materially and adversely affect Applied’s business, financial condition and results of operations.

Applied is exposed to risks associated with a highly concentrated customer base.

Applied’s semiconductor and flat panel display customer base historically has been, and is becoming even more, highly concentrated. In addition, certain customers have entered into strategic alliances or industry consortia that have increased the influence of key industry participants in technology decisions made by their partners. In the solar area, while the number of PV manufacturing customers is increasing as the number of market entrants grows, the size of contracts with particular customers is expected to rise substantially as the industry moves to solar module output capability on a level sufficient to annually generate electricity on a gigawatt scale. In this environment, orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of Applied’s net sales. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they delay or cancel orders, Applied may not be able to replace the business. As Applied’s products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant, non-recoverable costs. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to Applied. In addition, certain customers have undergone significant ownership changes and/or have outsourced manufacturing activities, which may result in additional complexities in managing customer relationships and transactions. These factors could have a material, adverse effect on Applied’s business, financial condition and results of operations.

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

Applied’s business depends on its ability to supply equipment, services and related products that meet the rapidly changing technical and volume requirements of its customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers. Some key parts may be subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers in developing regions, including China. Significant interruptions of manufacturing operations or the delivery of services as a result of: (1) the failure or inability of suppliers to timely deliver quality parts; (2) volatility in the availability and cost of materials; (3) difficulties or delays in obtaining required import or export approvals; (4) information technology or infrastructure failures; (5) natural disasters (such as earthquakes, floods or storms); or (6) other causes (such as regional economic downturns, pandemics, political instability, terrorism, or acts of war), could result in delayed deliveries, manufacturing inefficiencies, increased costs or order cancellations. Applied’s need to rapidly ramp up its business to meet anticipated accelerating demand for its PV products, in particular, may exacerbate any interruptions in Applied’s manufacturing operations and supply chain and the associated effect on Applied’s working capital. Moreover, if actual demand for Applied’s products is different than expected, Applied may purchase more/fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. Any or all of these factors could materially and adversely affect Applied’s business, financial condition and results of operations.

The failure to successfully implement and conduct off-shoring and outsourcing activities and other operational initiatives could adversely affect results of operations.

To better align its costs with market conditions, increase its presence in growing markets, improve its tax structure, and enhance productivity and operational efficiency, Applied conducts engineering, software development and other operations in regions outside the United States, particularly India and China, and outsources certain functions to third parties, including companies in the United States, India, China and other countries. Outsourced functions include certain engineering, manufacturing, customer support, software development, information technology support and administrative activities. The expanding role of third party providers has required changes to Applied’s existing operations and the adoption of new procedures and processes for retaining and managing these providers in order to realize the potential productivity and operational efficiencies, assure quality and protect Applied’s intellectual property. In addition, Applied has implemented several key, operational initiatives intended to improve manufacturing efficiency, including integrate-to-order, module-final-test and merge-in-transit programs. Applied also is implementing a multi-year, company-wide program to transform certain business processes, which includes transitioning to a single-vendor, enterprise resource planning (ERP) software system to perform various functions. If Applied does not effectively develop and implement its off-shoring and outsourcing strategies, if required export and other governmental approvals are not timely obtained, if Applied’s third party providers do not perform as anticipated, or if there are delays or difficulties in implementing a new ERP system or enhancing business processes, Applied may not realize anticipated productivity improvements or cost efficiencies, and may experience operational difficulties, increased costs, manufacturing interruptions or delays, loss of its intellectual property rights, quality issues, increased product time-to-market and/or inefficient allocation of human resources, any or all of which could materially and adversely affect Applied’s business, financial condition and results of operations.

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

The following table provides information as of January 27, 2008 with respect to the shares of common stock repurchased by Applied during the first quarter of fiscal 2008:

			Total Number of	Maximum Dollar
			Shares	Value of
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet be
	Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Program*	the Program*)
	(Shares in		(Shares in	(Dollars in
	thousands)		thousands)	millions)

Month #1
(October 29, 2007 to November 25, 2007)	3,589	$18.44	3,589	$3,734
Month #2
(November 26, 2007 to December 23, 2007)	15,970	$18.24	15,970	$3,443
Month #3
(December 24, 2007 to January 27, 2008)	14,070	$17.24	14,070	$3,200

Total	33,629	$17.84	33,629

*	On September 15, 2006, the Board of Directors approved a new stock repurchase program for up to $5.0 billion in repurchases over the next three years, ending September 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit
No		Description

10	.55*	Share Purchase Agreement among Applied Materials, Inc. and the Shareholders of Baccini S.p.A. dated November 18, 2007.
10.56		Adjustments to Executive Officer Salaries, effective December 17, 2007.
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain exhibits and schedules to this agreement, as listed in Sections 1.2 and 1.3 of the agreement, have been omitted. Applied Materials, Inc. hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ GEORGE S. DAVIS
George S. Davis
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

March 3, 2008

By:	/s/ YVONNE WEATHERFORD
Yvonne Weatherford
Corporate Vice President,
Corporate Controller
(Principal Accounting Officer)

March 3, 2008