Form 10-Q
period 2008-04-27
APPLIED MATERIALS INC /DE
filed 2008-06-04
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 27, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares outstanding of the issuer’s common stock as of April 27, 2008: 1,355,444,622

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	April 27,	April 29,	April 27,	April 29,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$2,149,998	$2,529,561	$4,237,395	$4,806,828
Cost of products sold	1,183,170	1,392,951	2,335,586	2,607,680

Gross margin	966,828	1,136,610	1,901,809	2,199,148
Operating expenses:
Research, development and engineering	287,122	291,044	560,341	578,611
Marketing and selling	119,410	112,107	243,327	219,019
General and administrative	122,035	119,391	238,011	241,202
Restructuring and asset impairments	510	25,044	49,496	21,766

Income from operations	437,751	589,024	810,634	1,138,550
Pre-tax loss of equity method investment	9,766	5,924	19,352	9,861
Interest expense	6,256	8,845	10,801	19,313
Interest income	32,414	34,022	62,984	64,125

Income before income taxes	454,143	608,277	843,465	1,173,501
Provision for income taxes	151,636	196,833	278,582	358,581

Net income	$302,507	$411,444	$564,883	$814,920

Earnings per share:
Basic	$0.22	$0.30	$0.41	$0.59
Diluted	$0.22	$0.29	$0.41	$0.58
Weighted average number of shares:
Basic	1,356,705	1,391,076	1,363,975	1,392,477
Diluted	1,373,314	1,407,255	1,379,071	1,408,224

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS*

	April 27,	October 28,
	2008	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1,098,259	$1,202,722
Short-term investments	1,357,097	1,166,857
Accounts receivable, net	1,729,487	2,049,427
Inventories	1,626,239	1,313,237
Deferred income taxes	450,187	426,471
Other current assets	345,669	448,879

Total current assets	6,606,938	6,607,593
Long-term investments	1,392,504	1,362,425
Property, plant and equipment	2,766,315	2,782,204
Less: accumulated depreciation and amortization	(1,692,513)	(1,730,962)

Net property, plant and equipment	1,073,802	1,051,242
Goodwill, net	1,176,122	1,006,410
Purchased technology and other intangible assets, net	456,920	373,178
Equity-method investment	95,708	115,060
Deferred income taxes and other assets	168,956	146,370

Total assets	$10,970,950	$10,662,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,749	$2,561
Accounts payable and accrued expenses	2,598,891	2,221,516
Income taxes payable	105,785	157,549

Total current liabilities	2,707,425	2,381,626
Long-term debt	202,000	202,281
Other liabilities	350,721	256,962

Total liabilities	3,260,146	2,840,869

Stockholders’ equity:
Common stock	13,554	13,857
Additional paid-in capital	5,004,030	4,658,832
Retained earnings	11,265,710	10,863,291
Treasury stock	(8,575,054)	(7,725,924)
Accumulated other comprehensive income	2,564	11,353

Total stockholders’ equity	7,710,804	7,821,409

Total liabilities and stockholders’ equity	$10,970,950	$10,662,278

*	Amounts as of April 27, 2008 are unaudited. Amounts as of October 28, 2007 are derived from the October 28, 2007 audited consolidated financial statements.

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	April 27,	April 29,
	2008	2007
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$564,883	$814,920
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	154,321	123,978
Loss on fixed asset retirements	21,527	12,476
Restructuring and asset impairments	49,496	21,766
Deferred income taxes	(38,538)	(7,553)
Excess tax benefits from equity-based compensation plans	(5,406)	(3,243)
Acquired in-process research and development expense	—	4,900
Net recognized loss (gain) on investments	(3,560)	3,129
Pretax loss of equity-method investment	19,352	9,861
Equity-based compensation	89,044	82,823
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	385,830	(71,064)
Inventories	(277,478)	(62,442)
Other current assets	116,352	2,969
Other assets	(4,875)	(3,483)
Accounts payable and accrued expenses	195,040	(36,546)
Income taxes payable	(11,803)	(3,725)
Other liabilities	9,548	5,565

Cash provided by operating activities	1,263,733	894,331

Cash flows from investing activities:
Capital expenditures	(137,699)	(131,266)
Cash paid for acquisitions, net of cash acquired	(235,324)	(127,677)
Proceeds from disposition of assets held for sale	—	17,727
Proceeds from sales and maturities of investments	1,285,365	1,400,576
Purchases of investments	(1,530,288)	(1,484,869)

Cash used for investing activities	(617,946)	(325,509)

Cash flows from financing activities:
Short-term debt repayments	(12)	(302)
Proceeds from common stock issuances	308,463	169,884
Common stock repurchases	(899,984)	(532,015)
Excess tax benefits from equity-based compensation plans	5,406	3,243
Payment of dividends to stockholders	(164,274)	(139,489)

Cash used for financing activities	(750,401)	(498,679)

Effect of exchange rate changes on cash and cash equivalents	151	438

Increase in cash and cash equivalents	(104,463)	70,581

Cash and cash equivalents — beginning of period	1,202,722	861,463

Cash and cash equivalents — end of period	$1,098,259	$932,044

Supplemental cash flow information:
Cash payments for income taxes	$167,185	$365,012
Cash payments for interest	$7,229	$14,049

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1	Basis of Presentation and Equity-Based Compensation

Basis of Presentation

In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 28, 2007 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 28, 2007 (2007 Form 10-K). Applied’s results of operations for the three and six months ended April 27, 2008 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (United States) requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Segment Reclassifications

Effective in the first quarter of fiscal 2008, Applied renamed two of its reportable segments. The Fab Solutions segment was renamed Applied Global Services, and the Adjacent Technologies segment was renamed Energy and Environmental Solutions. In addition, Applied changed its management reporting system for services to report all service results in the Applied Global Services segment. Fiscal 2007 segment information has been reclassified to conform to the fiscal 2008 presentation.

Equity-Based Compensation

Applied has adopted stock plans that provide for grants to employees of equity-based awards, including stock options, restricted stock and restricted stock units (also referred to as “performance shares” under the Applied Materials, Inc. Employee Stock Incentive Plan). In addition, the Employee Stock Incentive Plan provides for the automatic grant of restricted stock units to non-employee directors and permits the grant of equity-based awards to consultants. Applied also has an Employee Stock Purchase Plan (ESPP) for United States employees, and a second ESPP for international employees, which enable employees to purchase Applied common stock.

During the three months ended April 27, 2008 and April 29, 2007, Applied recognized equity-based compensation expense related to stock options, ESPP, restricted stock units and restricted stock of $50 million and $48 million, respectively. During both the three months ended April 27, 2008 and April 29, 2007, Applied recognized income tax benefits related to equity-based compensation of $14 million. During the first six months of fiscal 2008, Applied recognized total equity-based compensation expense of $89 million and a tax benefit of $25 million. During the first six months of fiscal 2007, Applied recognized total equity-based compensation expense of $83 million and a tax benefit of $23 million. The equity-based compensation expense related to restricted stock units and restricted stock for the three months ended April 27, 2008 and April 29, 2007 was $34 million and $26 million, respectively, and for the six months ended April 27, 2008 and April 29, 2007 was $67 million and $46 million, respectively. The estimated fair value of Applied’s equity-based awards, less expected forfeitures, is amortized over the awards’ service period on a straight-line basis.

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

	Three Months Ended		Six Months Ended
	April 27,	April 29,	April 27,	April 29,
	2008	2007	2008	2007

Stock Options:
Dividend yield	1.25%	1.09%	1.25%	1.12%
Expected volatility	33%	30%	33%	31%
Risk-free interest rate	2.6%	4.4%	2.6%	4.7%
Expected life (in years)	3.9	3.9	3.9	3.9

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, Applied periodically reviews historical employee exercise behavior with respect to option grants with similar vesting periods. Applied granted 300 stock options and 35,000 stock options during the three months ended April 27, 2008 and April 29, 2007, respectively, and granted 300 stock options and 313,000 stock options during the six months ended April 27, 2008 and April 29, 2007, respectively. The weighted average grant date fair value of options granted during the three months ended April 27, 2008 and April 29, 2007 was $5.05 and $5.01, respectively, and during the six months ended April 27, 2008 and April 29, 2007 was $5.05 and $5.11, respectively.

Employee Stock Purchase Plans

Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied stock at the beginning of the applicable offering period or at the end of each applicable purchase period. Based on the Black-Scholes option pricing model, the weighted average estimated fair value of purchase rights under the ESPP was $4.88 and $4.80 for the three months ended April 27, 2008 and April 29, 2007, respectively, and $4.88 and $4.80 for the six months ended April 27, 2008 and April 29, 2007, respectively. The number of shares issued under the ESPP during the three months ended April 27, 2008 and April 29, 2007 was 2,294,000 and 2,160,000, respectively. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Three Months Ended		Six Months Ended
	April 27,	April 29,	April 27,	April 29,
	2008	2007	2008	2007

ESPP:
Dividend yield	1.19%	1.18%	1.19%	1.19%
Expected volatility	29%	29%	29%	29%
Risk-free interest rate	4.63%	4.94%	4.77%	4.94%
Expected life (in years)	1.25	1.25	1.25	1.25

Restricted Stock Units and Restricted Stock

Restricted stock units are converted into shares of Applied common stock upon vesting on a one-for-one basis. Restricted stock units vest over a minimum of three years and typically vest over three to four years. Vesting of restricted stock units usually is subject to the employee’s continued service with Applied. The compensation expense related to these awards is determined using the fair value of Applied common stock on the date of the grant. There were 410,100 and 531,000 restricted stock units granted in the three months ended April 27, 2008 and April 29, 2007, respectively, and 2,149,000 and 1,854,000 restricted stock units granted in the six months ended April 27, 2008 and April 29, 2007, respectively.

Beginning in fiscal 2007, Applied initiated a performance-based equity award program for named executive officers and other key employees. The Committee approved grants of 1,300,000 and 1,950,000 performance-based restricted stock units under this program for fiscal 2008 and fiscal 2007, respectively. The Committee also approved the issuance to Applied’s President and Chief Executive Officer of performance-based restricted stock in the amount of 100,000 and 150,000 shares for fiscal 2008 and fiscal 2007, respectively, at $0.01 per share. These awards vest only if specific performance goals set by the Human Resources and Compensation Committee (the Committee) are achieved. The goals require the achievement of specified levels of Applied’s annual operating profit as compared to Applied’s peer companies and also that the officer or key employee remain an employee of Applied through the vesting date. The fair value of the performance-based restricted stock awards and restricted stock is estimated using the fair value of Applied common stock on the date of the grant and assumes that performance goals will be achieved. If achieved, the grant vests over a specified remaining service period. If such goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The expected cost of the grant is reflected over the service period and is reduced for estimated forfeitures. The performance goals associated with the fiscal 2007 awards were achieved.

Note 2	Earnings Per Share

Basic earnings per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, restricted stock units, and ESPP shares) outstanding during the period. Applied’s net income has not been adjusted for any period presented for purposes of computing basic or diluted earnings per share. For purposes of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair market value of Applied common stock for the period, as the effect would be anti-dilutive. Accordingly, options to purchase 24,537,000 and 80,945,000 shares of common stock for the three months ended April 27, 2008 and April 29, 2007, respectively, and 28,447,000 and 82,408,000 shares of common stock for the six months ended April 27, 2008 and April 29, 2007, respectively, were excluded from the computation.

Note 3	Accounts Receivable, Net

Applied has agreements with various financial institutions to sell accounts receivable from selected customers. Applied also discounts letters of credit through various financial institutions. Under these agreements, Applied sold accounts receivable and discounted letters of credit in the amounts of $178 million and $38 million for the three months ended April 27, 2008 and April 29, 2007, respectively, and $197 million and $275 million for the six months ended April 27, 2008 and April 29, 2007, respectively. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations. Financing charges were not material for all the periods presented.

Note 4	Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. Components of inventories were as follows:

	April 27,	October 28,
	2008	2007
	(In thousands)

Customer service spares	$576,824	$500,173
Raw materials	226,593	201,055
Work-in-process	257,835	230,244
Finished goods	564,987	381,765

	$1,626,239	$1,313,237

Finished goods inventory included $280 million at April 27, 2008, and $168 million at October 28, 2007, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1 of Notes to the Consolidated Financial Statements in Applied’s 2007 Form 10-K.

Note 5	Goodwill, Purchased Technology and Other Intangible Assets

Details of goodwill and unamortized intangible assets were as follows:

	April 27, 2008			October 28, 2007
		Other			Other
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
	(In thousands)

Gross carrying amount	$1,221,992	$17,860	$1,239,852	$1,052,280	$17,860	$1,070,140
Accumulated amortization	(45,870)	—	(45,870)	(45,870)	—	(45,870)

	$1,176,122	$17,860	$1,193,982	$1,006,410	$17,860	$1,024,270

Goodwill and unamortized intangible assets are not amortized but are subject to annual reviews for impairment, which Applied performs during the fourth quarter of each fiscal year. The results of the impairment tests conducted in the fourth quarter of fiscal 2007 indicated that Applied’s goodwill and unamortized intangible assets were not impaired. Goodwill and unamortized intangible assets are also subject to review for impairment when circumstances or events occur during the year that indicate that the assets may be impaired. The goodwill balance as of October 28, 2007 increased by $6 million from the amount previously reported due to an immaterial correction to the purchase price allocation for the acquisition of HCT Shaping Systems S.A. (HCT Shaping Systems). From October 28, 2007 to April 27, 2008, the change in goodwill was $170 million, primarily due to the acquisition of Baccini S.p.A. (Baccini), which was completed in the second quarter of fiscal 2008, and the acquisition of certain net assets of Edwards Vacuum, Inc., which was completed in the first quarter of fiscal 2008. Other intangible assets that are not subject to amortization consist primarily of a trade name. As of April 27, 2008, goodwill and unamortized intangible assets by reportable segment were: Energy and Environmental Solutions, $650 million; Silicon, $224 million; Applied Global Services, $204 million; and Display, $116 million. For additional details, see Note 12.

Details of amortized intangible assets were as follows:

	April 27, 2008			October 28, 2007
		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total
	(In thousands)

Gross carrying amount	$549,013	$329,752	$878,765	$518,042	$224,253	$742,295
Accumulated amortization	(357,822)	(81,883)	(439,705)	(340,527)	(46,450)	(386,977)

	$191,191	$247,869	$439,060	$177,515	$177,803	$355,318

Purchased technology and other intangible assets are amortized over their estimated useful lives of 1 to 15 years using the straight-line method. Aggregate amortization expense was $28 million and $9 million for the three months ended April 27, 2008 and April 29, 2007, and $53 million and $18 million for the six months ended April 27, 2008, and April 29, 2007, respectively. As of April 27, 2008, future estimated amortization expense is expected to be $63 million for the remainder of fiscal 2008, $88 million for fiscal 2009, $67 million for fiscal 2010, $50 million for fiscal 2011, $47 million for fiscal 2012, and $124 million thereafter. As of April 27, 2008, amortized intangible assets by reportable segment were: Energy and Environmental Solutions, $336 million; Applied Global Services, $54 million; Display, $45 million; and Silicon, $4 million.

Note 6	Accounts Payable, Accrued Expenses, Guarantees and Contingencies

Accounts Payable and Accrued Expenses

Components of accounts payable and accrued expenses were as follows:

	April 27,	October 28,
	2008	2007
	(In thousands)

Accounts payable	$568,284	$455,894
Customer deposits	482,592	225,632
Deferred revenue	422,693	377,458
Compensation and employee benefits	404,847	491,411
Other accrued taxes	166,973	67,962
Warranty	161,089	184,271
Dividends payable	81,327	83,142
Restructuring reserve	43,771	23,193
Other	267,315	312,553

	$2,598,891	$2,221,516

Changes in the warranty reserves during the three and six months ended April 27, 2008 and April 29, 2007 were as follows:

	Three Months Ended		Six Months Ended
	April 27,	April 29,	April 27,	April 29,
	2008	2007	2008	2007
	(In thousands)

Beginning balance	$167,618	$177,393	$184,271	$174,605
Provisions for warranty	37,120	46,316	66,532	93,117
Consumption of reserves	(43,649)	(42,536)	(89,714)	(86,549)

Ending balance	$161,089	$181,173	$161,089	$181,173

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

Guarantees

During the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of April 27, 2008, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was $209 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Applied also has agreements with various global banks to facilitate subsidiary banking operations world-wide, including overdraft arrangements, bank guarantees and letters of credit. As of April 27, 2008, Applied Materials, Inc. has provided parent guarantees to banks for approximately $179 million to cover these arrangements.

Legal matters

Jusung

On December 24, 2003, Applied filed a lawsuit against Jusung Engineering Co., Ltd. (Jusung Engineering) and Jusung Pacific Co., Ltd. (Jusung Pacific, referred to together with Jusung Engineering as Jusung) in Tao-Yuan District Court in Taiwan, captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. The lawsuit alleges that Jusung is infringing an Applied patent related to chemical vapor deposition (CVD). In the lawsuit, Applied seeks a provisional injunction prohibiting Jusung from importing, using, manufacturing, servicing or selling in Taiwan certain flat panel display manufacturing equipment. On January 14, 2004, the Tao-Yuan District Court issued a provisional injunction order against Jusung Pacific. Jusung Pacific’s appeal of the order was denied. Jusung Pacific requested permission to post a counterbond to have the Jusung Pacific injunction lifted, which was granted, and, on March 30, 2004, the provisional injunction order was lifted. At Applied’s request, on December 11, 2004, the District Court issued a provisional injunction order against Jusung Engineering. Jusung Engineering’s appeal of the order was denied. Jusung Engineering requested permission to post a counterbond to have the Jusung Engineering injunction lifted, which was granted, and, on April 25, 2005, the provisional injunction order against Jusung Engineering was lifted. On June 30, 2004, Applied filed a “main action” patent infringement complaint against Jusung in the Hsinchu District Court in Taiwan, captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. In the lawsuit, Applied seeks damages and a permanent injunction for infringement of the same CVD patent. The decisions regarding the provisional injunction and counterbond have no effect on the main action patent infringement lawsuit filed by Applied. In August 2006, the Hsinchu Court set the litigation fee and the litigation security payment, and the main action is now proceeding on its merits. This same patent is also the subject of an invalidity proceeding filed in the Taiwanese Intellectual Property Office (TIPO) by Jusung Pacific in June 2004. Applied was allowed to amend its patent and successfully moved to dismiss the invalidation action. Jusung Pacific’s initial appeal was denied and it has filed a further appeal to the Taipei High Administrative Court. Applied believes that it has meritorious claims and defenses that it intends to pursue vigorously.

On June 13, 2006, Applied filed an action in the Taiwanese Patent and Trademark Office challenging the validity of a patent owned by Jusung Engineering related to severability of the transfer chamber. On June 20, 2006, Jusung Engineering filed a lawsuit against Applied and Applied’s subsidiary, AKT, in Hsinchu District Court in Taiwan, captioned Jusung Engineering, Co. Ltd. v. AKT America, Inc. and Applied Materials, Inc., alleging infringement of this patent. Jusung Engineering’s lawsuit seeks damages, costs and attorneys’ fees. Applied believes that it has meritorious defenses that it intends to pursue vigorously.

On January 31, 2007, Applied received notice that Jusung filed a complaint of private prosecution in the Taipei District Court of Taiwan dated November 10, 2006, entitled Jusung Engineering Co., Ltd. v. M. Splinter, Y. Lin, C. Lai and J. Lin. The complaint alleges that Applied’s outside counsel received from the Court and used a copy of an expert report that Jusung had filed in the ongoing patent infringement lawsuits and that Jusung had intended to remain confidential. Jusung named as defendants Applied’s outside counsel in Taiwan, as well as Michael R. Splinter, Applied’s President and Chief Executive Officer, as the statutory representative of Applied. On April 27, 2007 the Taipei District Court dismissed Jusung’s private prosecution complaint. Jusung filed an appeal of the dismissal to the High Court. The High Court affirmed the District Court’s rejection of the private prosecution complaint on June 25, 2007. After the dismissal of the private prosecution complaint, the matter was transferred to the Taipei District Attorney’s Office, which issued a ruling not to prosecute. This ruling was reviewed by the Taiwan High Court District Attorney, which in October 2007 returned the matter to the Taipei District Attorney’s Office for further consideration. On March 7, 2008, the Taipei District Attorney’s Office issued a second ruling not to prosecute, which Jusung appealed. The Taiwan High Court District Attorney has again returned the matter to the Taipei District Attorney’s Office for further investigation. Applied believes that it has meritorious defenses that it intends to pursue vigorously.

On April 3, 2007, Jusung filed a complaint against Applied’s subsidiary AKT America (AKT America), Inc., and one of its suppliers in Seoul Central District Court in Seoul, Korea, captioned Jusung Engineering, Co. Ltd. v. AKT America, Inc. The complaint alleges infringement of a Jusung patent involving the showerhead assembly of PECVD equipment for liquid crystal displays (LCDs) and seeks injunctive relief. On June 9, 2007, AKT America and its supplier filed a patent invalidation action with the Korean Intellectual Property Office (KIPO). On

November 30, 2007, the KIPO ruled that the Jusung patent was invalid. Jusung appealed the KIPO’s ruling. On April 3, 2008, the Seoul District Court dismissed Jusung’s complaint for infringement. On August 13, 2007, Applied filed a complaint against Jusung in the Seoul Central District Court in Seoul, Korea, captioned Applied Materials, Inc. v. Jusung Engineering Ltd. The complaint alleges infringement of an Applied patent involving a substrate support or housing for a substrate supporting pin used in PECVD equipment for LCDs and seeks both monetary damages and injunctive relief. On October 29, 2007, Jusung filed an action with the KIPO seeking to invalidate Applied’s substrate support patent. Applied has initiated a confirmation of scope action with the KIPO based on the same patent. Applied believes that it has meritorious claims and defenses in these actions that it intends to pursue vigorously.

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

Silicon Services Consortium

On January 19, 2006, five companies that sell refurbished Applied tools (Silicon Services Consortium Inc., Semiconductor Support Services Co., OEM Surplus, Inc., Precision Technician Inc., and Semiconductor Equipment Specialist, Inc.) filed a lawsuit against Applied in the United States District Court for the Western District of Texas, captioned Silicon Services Consortium, Inc., et al. v. Applied Materials, Inc. The plaintiffs claim that a policy that Applied announced in January 2005 of limiting the sale of certain parts to them constituted an unlawful attempt to monopolize the refurbishment business, an interference with existing contracts, and an interference with prospective business relationships. The suit seeks injunctive relief, damages, costs and attorneys’ fees. After Applied filed a motion to dismiss the original complaint, the plaintiffs filed an amended complaint alleging similar conduct. Applied filed a motion to dismiss the amended complaint on April 7, 2006, which the Court denied on February 16, 2007. On January 17, 2007, Applied filed a counterclaim asserting claims for patent infringement, trademark infringement, trademark dilution, unfair competition, and misuse and misappropriation of trade secrets against each of the five plaintiffs/counterdefendants, seeking damages as well as injunctive relief. All claims between Applied and Precision Technician were dismissed in September 2007 pursuant to a settlement, with no payment by either party. The Court began a Markman hearing on October 18, 2007, continued that hearing to December 2007, and directed the parties to participate in mediation in November 2007. In December 2007, Applied reached a settlement with Semiconductor Equipment Specialist of all pending claims between them for an amount that is not material to Applied. In May 2008, Applied reached a settlement with Semiconductor Support Services Co. of all pending claims between them in an amount that is not material to Applied. The Court has scheduled trial of the remaining claims to commence on November 3, 2008. Applied believes that it has meritorious claims and defenses that it intends to pursue vigorously.

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

On January 15, 2008, Applied announced a global cost reduction plan (the Plan) that primarily affected its Silicon and Applied Global Services segments and related support organizations. As part of the Plan, Applied will reduce its global workforce through a combination of job elimination and attrition. Applied expects to complete the Plan by the fourth quarter of fiscal 2008. During the first six months of fiscal 2008, Applied recorded restructuring charges of $38 million, consisting primarily of employee termination costs to reduce its workforce by approximately 500 positions. The affected employees were based in North America, Europe and Asia, and represented multiple functions.

Changes in restructuring reserves for the Plan for the six months ended April 27, 2008 were as follows:

(In thousands)

Provision for restructuring reserves	$38,481
Consumption of reserves	(2,158)

Balance, January 27, 2008	36,323
Consumption of reserves	(16,499)

Balance, April 27, 2008	$19,824

On February 9, 2007, the Board of Directors of Applied approved a plan (the Implant Plan) to cease development of beamline implant products for semiconductor manufacturing and curtail the operations of its Implant group based in Horsham, England. Under the Implant Plan, Applied closed its research and development and manufacturing operations in Horsham in October 2007. The total cost of implementing the Implant Plan is expected to be $111 million, and is reported in the Consolidated Condensed Statements of Operations under cost of products sold and operating expenses (including restructuring and asset impairment charges). The majority of the cash outlays in connection with the Implant Plan occurred in fiscal 2007. The Implant group operated in the Silicon segment and the results of its operations were not material to the segment’s financial position or results of operations.

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

Costs under the Implant Plan for the six months ended April 27, 2008 consisted primarily of restructuring charges of $11 million and other operating expenses of $1 million.

Changes in restructuring reserves related to the Implant Plan for the six months ended April 27, 2008 were as follows:

	Severance	Facilities	Total
	(In thousands)

Balance, October 28, 2007	$9,739	$822	$10,561
Provision for restructuring reserves	104	10,626	10,730
Consumption of reserves	(6,224)	(496)	(6,720)
Foreign currency changes	(415)	(35)	(450)

Balance, January 27, 2008	3,204	10,917	14,121
Provision for restructuring reserves	85	521	606
Consumption of reserves	(129)	(525)	(654)
Foreign currency changes	54	156	210

Balance, April 27, 2008	$3,214	$11,069	$14,283

Changes in restructuring reserves related to facilities realignment programs initiated in prior periods for the six months ended April 27, 2008 were as follows:

(In thousands)

Balance, October 28, 2007	$12,632
Consumption of reserves	(1,495)

Balance, January 27, 2008	$11,137
Consumption of reserves	(1,473)

Balance, April 27, 2008	$9,664

Note 8	Derivative Financial Instruments

Applied’s derivative financial instruments, consisting of currency forward exchange and option contracts, are recorded at fair value on the Consolidated Condensed Balance Sheet, either in other current assets or accounts payable and accrued expenses. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment, as well as the ineffective portion of any hedges, are recognized in the consolidated results of operations. The effective portion of the gain/(loss) is reported as a component of accumulated other comprehensive income in stockholders’ equity and is reclassified into results of operations when the hedged transaction affects income/(loss). All amounts included in accumulated other comprehensive income as of April 27, 2008 will generally be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in cost of products sold or expensed. The change in option and forward time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain/(loss) on the associated financial instrument in general and administrative expenses. The amounts recognized due to the anticipated transactions failing to occur or ineffective hedges were not material for all periods presented.

Accumulated other comprehensive income related to derivative activities for the three and six months ended April 27, 2008, increased by $5 million and $7 million, respectively, due to net increases in the intrinsic value of derivative instruments qualifying as cash flow hedges.

Note 9	Stockholders’ Equity

Comprehensive Income

Components of comprehensive income, on an after-tax basis where applicable, were as follows:

	Three Months Ended		Six Months Ended
	April 27,	April 29,	April 27,	April 29,
	2008	2007	2008	2007
	(In thousands)

Net income	$302,507	$411,444	$564,883	$814,920
Change in unrealized net loss on investments	(20,499)	5,615	(18,892)	2,230
Change in unrealized net loss on derivative instruments qualifying as cash flow hedges	5,464	(3,593)	7,382	(2,389)
Foreign currency translation adjustments	335	1,800	2,721	7,695

Comprehensive income	$287,807	$415,266	$556,094	$822,456

Components of accumulated other comprehensive income, on an after-tax basis where applicable, were as follows:

	April 27,	October 28,
	2008	2007
	(In thousands)

Unrealized gain/(loss) on investments	$(2,137)	$16,755
Unrealized gain/(loss) on derivative instruments qualifying as cash flow hedges	5,973	(1,409)
Pension liability	(12,232)	(12,232)
Retiree medical benefits	(1,132)	(1,132)
Cumulative translation adjustments	12,092	9,371

	$2,564	$11,353

Stock Repurchase Program

Since March 1996, Applied has systematically repurchased shares of its common stock in the open market. In March 2006, the Board of Directors approved a stock repurchase program for up to $5.0 billion in repurchases over the next three years ending in March 2009. Pursuant to this authorization, on September 18, 2006, Applied entered into accelerated stock buyback agreements with Goldman, Sachs & Co. (Goldman Sachs), under which Applied agreed to purchase from Goldman Sachs outstanding shares of Applied common stock for an initial purchase price of $2.5 billion. Under the agreements, Applied purchased 145 million shares of Applied common stock on September 18, 2006 at a price per share of $17.20, and Goldman Sachs agreed to purchase an equivalent number of shares in the open market over the following four months. At the end of the four month period, Applied was entitled to or subject to a price adjustment based upon the volume weighted average price of Applied common stock during the purchase period that could be settled, at Applied’s option, in cash or shares of its common stock. On January 24, 2007, Applied settled the price adjustment by payment of $132 million in cash to Goldman Sachs, resulting in an adjusted price per share of $18.08. The repurchase was funded with Applied’s existing cash and investments and reported as treasury stock.

On September 15, 2006, the Board of Directors approved a new stock repurchase program for up to $5.0 billion in repurchases over the next three years ending in September 2009, of which authorization for $2.9 billion of repurchases remained as of April 27, 2008. Under this authorization, Applied is continuing a systematic stock repurchase program and also intends to make supplemental stock repurchases from time to time, depending on market conditions, stock price and other factors.

During the three months ended April 27, 2008 and April 29, 2007, respectively, Applied repurchased 15,023,000 shares of its common stock at an average price of $19.97 for a total cash outlay of $300 million, and 21,378,000 shares of its common stock at an average price of $18.71 for a total cash outlay of $400 million. During the six months ended April 27, 2008 and April 29, 2007, respectively, Applied repurchased 48,652,000 shares of its common stock at an average price of $18.50 for a total cash outlay of $900 million, and 21,378,000 shares of its common stock at an average price of $18.71 for a total cash outlay of $400 million. There were no common stock repurchases made during the first quarter of fiscal 2007.

Dividends

On December 11, 2007, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.06 per share that was paid on March 6, 2008 to stockholders of record as of February 14, 2008. On March 11, 2008, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.06 per share payable on June 5, 2008 to stockholders of record as of May 15, 2008. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of Applied’s stockholders.

Note 10	Employee Benefit Plans

Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries. The components of the net periodic pension costs of these defined benefit plans for the three and six months ended April 27, 2008 and April 29, 2007 were as follows:

	Three Months Ended		Six Months Ended
	April 27,	April 29,	April 27,	April 29,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Service cost	$3,615	$3,851	$7,230	$7,702
Interest cost	3,191	2,602	6,383	5,204
Expected return on plan assets	(2,211)	(1,425)	(4,422)	(2,850)
Amortization of transition obligation	20	16	40	32
Amortization of prior service costs	(58)	(30)	(116)	(60)
Amortization of net (gain)/loss	147	503	294	1,006

Net periodic pension cost	$4,704	$5,517	$9,409	$11,034

Note 11	Borrowing Facilities

Applied has credit facilities for unsecured borrowings in various currencies of up to $1.1 billion, of which $1.0 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to expire in January 2012. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at April 27, 2008. No amounts were outstanding under this agreement at April 27, 2008. Of the remaining credit facilities, $144 million are with Japanese banks at rates indexed to their prime reference rate denominated in Japanese yen. No amounts were outstanding under these credit facilities at April 27, 2008.

Note 12	Business Combinations

On January 31, 2008, Applied acquired all of the outstanding shares of Baccini, a privately-held company based in Italy, for a purchase price of approximately $215 million in cash, net of cash and marketable securities acquired. The acquired business is a leading supplier of automated metallization and test systems for manufacturing crystalline silicon (c-Si) photovoltaic cells. In connection with this acquisition, Applied recorded goodwill of $158 million and intangible assets of $130 million. Of the $130 million of acquired intangible assets, $61 million was assigned to acquired backlog (to be amortized over 2 years), $34 million was assigned to customer relationships (to be amortized over 9 years), $27 million was assigned to purchased technology (to be amortized over 7 years), $6 million was assigned to covenants not to compete (to be amortized over 2 years), and $3 million was assigned to trademarks and tradenames (to be amortized over 7 years). The allocation of the purchase price was based on estimates of the fair value of the assets acquired and is subject to adjustment upon finalization of the purchase price allocation. The acquired business is reported under the Energy and Environmental Solutions segment.

On November 9, 2007, Applied purchased from Edwards Vacuum, Inc. certain assets of its Kachina semiconductor equipment parts cleaning and refurbishment business for $19 million. The acquisition expands Applied’s existing Chamber Performance Services network of facilities that provide customers worldwide with technology and support for maintaining their chamber components. In connection with this acquisition, Applied recorded goodwill of $13 million and an intangible asset of $3 million (customer relationships, which will be amortized over 13 years). The acquired business is reported under the Applied Global Services segment.

On August 23, 2007, Applied acquired all of the outstanding shares of Switzerland-based HCT Shaping Systems for $463 million in cash, net of cash acquired. The acquired business is a leading supplier of precision wafering systems used principally in manufacturing c-Si substrates for the solar industry. In connection with this acquisition, Applied recorded goodwill of $354 million and other intangible assets of $180 million. Of the $180 million of acquired intangible assets, $59 million was assigned to purchased technology (to be amortized over 11 years), $59 million was assigned to customer relationships (to be amortized over 7 years), $47 million was assigned to acquired backlog (to be amortized over 1 year), $8 million was assigned to trademarks and tradenames (to be amortized over 13 years), and $7 million was assigned to covenants not to compete (to be amortized over 3 years). The acquired business is reported under the Energy and Environmental Solutions segment.

On March 30, 2007, Applied purchased Brooks Software, a division of Brooks Automation, Inc., for $137 million in cash. The acquired business is a leading provider of factory management and control software to the semiconductor and flat panel display industries. The products complement Applied’s existing software applications and enable Applied to offer customers a comprehensive computer integrated manufacturing (CIM) solution for optimizing fab operations. Applied recorded an in-process research and development (IPR&D) expense of $5 million, reported as research, development and engineering expense, goodwill of $77 million, and other intangible assets of $47 million. Of the $47 million of acquired intangible assets, $21 million was assigned to purchased technology (to be amortized over 4 to 11 years), $21 million was assigned to maintenance contracts (to be amortized over 7 years), $2 million was assigned to acquired backlog (to be amortized over 1 year), $2 million was assigned to trademarks and tradenames (to be amortized over 7 years), and $1 million was assigned to customer relationships (to be amortized over 4 years). The acquired business is reported under the Applied Global Services segment.

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

For all of the business combinations discussed above, the results of operations prior to the acquisition dates were not material in relation to those of Applied for any of the periods presented herein. Goodwill is not amortized but is reviewed periodically for impairment, and purchased technology is amortized over its useful life of 1 to 15 years.

Note 13	Income Taxes

Applied’s effective income tax rate for the second quarter of fiscal 2008 and fiscal 2007, respectively, was 33.4 percent and 32.4 percent, and both periods include the impact of restructuring charges (See Note 7). Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, and the tax rate on equity compensation. Management carefully monitors these factors and timely adjusts the interim income tax rate accordingly.

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

As of October 29, 2007, Applied had net unrecognized tax benefits of $52 million, all of which, if recognized, would result in a reduction of Applied’s effective tax rate. For the sixth months ended April 27, 2008, Applied recorded an increase in its net unrecognized tax benefits of $1 million.

As of October 29, 2007, the gross liability for unrecognized tax benefits was $60 million, exclusive of interest and penalties. Interest and penalties related to uncertain tax positions were $11 million and are reported in the provision for income taxes in the Consolidated Condensed Statement of Operations. At April 27, 2008, Applied had no tax positions for which it was reasonably possible the liability for unrecognized tax benefits would significantly change within the next 12 months.

A number of Applied’s tax returns remain subject to examination by taxing authorities. These include United States federal returns for 2005 and after, tax returns in certain states for 2002 and after, and tax returns in certain jurisdictions outside of the United States for 2003 and after.

Note 14	Industry Segment Operations

Applied’s four reportable segments are: Silicon, Applied Global Services, Display, and Energy and Environmental Solutions. Prior to the first quarter of fiscal 2008, the Applied Global Services segment was named Fab Solutions, and the Energy and Environmental Solutions segment was named Adjacent Technologies. Applied’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of April 27, 2008 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

Effective the first quarter of fiscal 2008, Applied changed the management reporting system for services to report all service results in the Applied Global Services segment. Applied has reclassified segment operating results for the three and six months ended April 29, 2007 to conform to the fiscal 2008 presentation.

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

Information for each reportable segment for the three and six months ended April 27, 2008 and April 29, 2007 is as follows:

	Three Months Ended		Six Months Ended
		Operating		Operating
	Net Sales	Income (Loss)	Net Sales	Income (Loss)
	(In thousands)		(In thousands)

2008:
Silicon	$1,267,808	$448,187	$2,505,137	$893,180
Applied Global Services	599,131	158,721	1,193,973	307,221
Display	197,651	59,428	330,763	93,696
Energy and Environmental Solutions	85,408	(70,963)	207,522	(119,016)

Total Segment	$2,149,998	$595,373	$4,237,395	$1,175,081

2007:
Silicon	$1,737,955	$605,905	$3,228,217	$1,126,058
Applied Global Services	589,201	156,818	1,148,872	316,188
Display	159,589	27,677	355,100	77,806
Energy and Environmental Solutions	42,816	(14,978)	74,639	(29,672)

Total Segment	$2,529,561	$775,422	$4,806,828	$1,490,380

Reconciliations of segment operating results to Applied consolidated totals for the three and six months ended April 27, 2008 and April 29, 2007 are as follows:

	Three Months Ended		Six Months Ended
	April 27,	April 29,	April 27,	April 29,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Total segment operating income	$595,373	$775,422	$1,175,081	$1,490,380
Unallocated costs	(157,112)	(161,354)	(314,951)	(330,064)
Restructuring and asset impairment charges	(510)	(25,044)	(49,496)	(21,766)

Income from operations	$437,751	$589,024	$810,634	$1,138,550

Note 15	Recent Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 will be effective for Applied in fiscal 2010, with early adoption permitted. Applied is currently evaluating the potential impact of the implementation of SFAS 161 on its financial position and results of operations.

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

Applied’s results are driven primarily by worldwide demand for semiconductor chips, which in turn depends on end-user demand for electronic products. Applied’s business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for chips, LCDs, PVs and other electronic devices, as well as other factors, such as global economic conditions and technological advances in fabrication processes.

The following table presents certain significant measurements for the three and six months ended April 27, 2008 and April 29, 2007:

	Three Months Ended			Six Months Ended
	April 27,	April 29,		April 27,	April 29,
	2008	2007	% Change	2008	2007	% Change
	(In millions, except per share			(In millions, except per share
	amounts and percentages)			amounts and percentages)

New orders	$2,414	$2,648	(9)%	$4,914	$5,187	(5)%
Net sales	$2,150	$2,530	(15)%	$4,237	$4,807	(12)%
Gross margin	$967	$1,137	(15)%	$1,902	$2,199	(14)%
Gross margin percent	45.0%	44.9%	—	44.9%	45.8%	1%
Net income	$303	$411	(27)%	$565	$815	(31)%
Earnings per diluted share	$0.22	$0.29	(25)%	$0.41	$0.58	(29)%

Orders for the first six months of fiscal 2008 declined over the corresponding period in fiscal 2007 due to slowing worldwide demand for semiconductor equipment, partially offset by increased orders for display and solar products. Net sales decreased during the first six months of fiscal 2008 primarily due to lower equipment sales to semiconductor manufacturers and a slight decrease in equipment sales to display manufacturers. The reduction in net sales for silicon and display equipment was partially offset by increased sales of solar equipment and slightly increased services sales. Orders and net sales declined for the second quarter of fiscal 2008 compared to the prior year period reflecting the weakness in demand for semiconductor equipment with increased spending by customers for products in all other areas of the business.

Net income for the first six months of fiscal 2008 decreased compared to the same period in the prior year due to lower net sales and higher operating expenses. The increase in operating expenses was principally due to restructuring and asset impairment charges and increased spending in other operating expense categories, as Applied expanded its solar operations while continuing to focus on operating efficiency and cost controls. Fiscal 2008 results included restructuring charges associated with a global cost reduction plan initiated in the first fiscal quarter of 2008. Net income for the second quarter of fiscal 2008 declined compared to the same period in the prior year due to lower net sales and increased operating expenses, partially offset by savings from a continued focus on operating efficiency and prudent cost controls.

Results of Operations

Applied received new orders of $2.4 billion for the second quarter of fiscal 2008, down 3 percent from the preceding quarter, and down 9 percent from the second quarter of fiscal 2007. The decrease in new orders for the second quarter of fiscal 2008 from the second quarter of fiscal 2007 was primarily attributable to lower demand for semiconductor equipment by memory, logic and foundry chip manufacturers, partially offset by increased demand for LCD equipment and solar equipment and by a slight increase in demand for services. New orders decreased 5 percent to $4.9 billion for the first six months of fiscal 2008 compared to the first six months of fiscal 2007. Lower orders for the first six months of fiscal 2008 compared to the corresponding period of fiscal 2007 reflected decreased demand for semiconductor equipment and service products, partially offset by increased investment by LCD and solar customers.

New orders by geographic region (determined by the location of customers’ facilities) for the three and six months ended April 27, 2008 and April 29, 2007 were as follows:

	Three Months Ended				Six Months Ended
	April 27,		April 29,		April 27,		April 29,
	2008		2007		2008		2007
	($)	(%)	($)	(%)	($)	(%)	($)	(%)
	(In millions, except percentages)

Korea	538	22	410	15	900	18	902	17
Taiwan	538	22	781	30	1,333	27	1,386	27
Southeast Asia and China	442	18	389	15	709	15	657	13
Japan	305	13	378	14	597	12	678	13
Europe	300	13	287	11	578	12	610	12
North America(*)	291	12	403	15	797	16	954	18

Total	2,414	100	2,648	100	4,914	100	5,187	100

*	Primarily the United States.

Applied’s backlog at the end of the most recent three fiscal quarters was as follows: $4.6 billion at April 27, 2008, $4.1 billion at January 27, 2008, and $3.7 billion at October 28, 2007. Net backlog adjustments for the second quarter of fiscal 2008 increased backlog by $210 million, comprised of additions of $367 million in beginning backlog from the Baccini S.p.A. (Baccini) acquisition and $80 million in currency adjustments, offset by $238 million of debookings, primarily for Silicon equipment. Backlog consists only of orders for which written authorizations have been accepted, shipment dates within 12 months have been assigned and revenue has not been recognized. Due to the potential for customer changes in delivery schedules or cancellation of orders, Applied’s backlog at any particular time is not necessarily indicative of actual sales for future periods.

Net sales for the second quarter of fiscal 2008 increased 3 percent over the preceding quarter to $2.1 billion and decreased 15 percent from the second quarter of fiscal 2007. Net sales for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 reflected lower sales of semiconductor equipment, partially offset by higher sales of LCD equipment, solar equipment and services. Net sales decreased 12 percent to $4.2 billion for the first six months of fiscal 2008 compared to the first six months of fiscal 2007, reflecting lower sales of semiconductor equipment to memory, foundry and logic manufacturers and lower sales of LCD equipment, partially offset by increased sales of solar equipment and sales of services.

Net sales by geographic region (determined by the location of customers’ facilities) for the three and six months ended April 27, 2008 and April 29, 2007 were as follows:

	Three Months Ended				Six Months Ended
	April 27,		April 29,		April 27,		April 29,
	2008		2007		2008		2007
	($)	(%)	($)	(%)	($)	(%)	($)	(%)
	(In millions, except percentages)

Taiwan	519	24	627	25	1,135	27	1,211	25
Korea	430	20	501	20	633	15	976	20
Japan	363	17	466	18	681	16	727	15
North America(*)	341	16	369	15	829	20	835	18
Southeast Asia and China	332	15	391	15	578	13	628	13
Europe	165	8	176	7	381	9	430	9

Total	2,150	100	2,530	100	4,237	100	4,807	100

*	Primarily the United States.

Gross margin was 45.0 percent for the second quarter of fiscal 2008 compared to 44.8 percent for the first quarter of fiscal 2008 and 44.9 percent for the second quarter of fiscal 2007. The increase in the gross margin percentage for the second quarter of fiscal 2008 from that of the same period in the prior year was principally attributable to lower material costs, partially offset by lower revenues, product mix, incremental charges due to acquisitions (consisting of amortization of purchased intangible assets, inventory fair value adjustments on products sold) and equity compensation expense.

Operating expenses included expenses related to research, development and engineering (RD&E), marketing and selling (M&S), and general and administrative (G&A). Expenses related to RD&E, M&S and G&A were $529 million for the second quarter of fiscal 2008, compared to $513 million for the first quarter of fiscal 2008 and $523 million for the second quarter of fiscal 2007. Higher operating expenses in these categories during the second quarter of fiscal 2008 compared to the same period in the prior year were principally attributable to increased operating costs from acquired businesses and higher equity compensation expense, partially offset by savings from cost control initiatives and lower variable compensation expenses. Expenses related to RD&E, M&S and G&A were $1.0 billion for the first six months of fiscal 2008 and fiscal 2007, with changes in the composition of these expenses consisting of increased M&S expenses offset in part by lower RD&E and G&A expenses in the first six months of fiscal 2008.

Operating expenses for the second quarter of fiscal 2008 included restructuring and asset impairment charges, and other operating costs related to facilities closures associated with ceasing development of beamline implant products of $510,000 and $259,000, respectively, compared to $25 million and $50 million, respectively, for the second quarter of fiscal 2007. Restructuring and asset impairment charges for the first six months of fiscal 2008 and fiscal 2007 were $49 million and $22 million, respectively. Restructuring activities for the first six months of fiscal 2008 consisted principally of a global cost reduction plan. Restructuring and asset impairment charges for the first six months of fiscal 2007 consisted of costs associated with ceasing development of beamline implant products. (See Note 7 of Notes to Consolidated Condensed Financial Statements.)

Net interest income was $26 million for the second quarter of fiscal 2008 and $25 million for the second quarter of fiscal 2007. Higher net interest income during the second quarter of fiscal 2008 was primarily due to a decrease in interest expense associated with scheduled debt maturities.

Applied’s effective income tax rate for the second quarter of fiscal 2008 and the second quarter of fiscal 2007 was 33.4 percent and 32.4 percent, respectively, and both periods included the impact of restructuring charges. Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, and the tax rate on equity compensation. Management carefully monitors these factors and timely adjusts the interim income tax rate accordingly.

Segment Information

Applied operates in four reportable segments: Silicon, Applied Global Services, Display, and Energy and Environmental Solutions. A description of the products and services, as well as financial data, for each reportable segment can be found in Note 14 of Notes to Consolidated Condensed Financial Statements. Applied does not allocate to its reportable segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include equity-based compensation and certain components of variable compensation, corporate marketing and sales, corporate functions (certain management, finance, legal, human resources and RD&E), and unabsorbed information technology and occupancy costs. Effective in the first quarter of fiscal 2008, Applied renamed two of its reportable segments. The Fab Solutions segment was renamed Applied Global Services, and the Adjacent Technologies segment was renamed Energy and Environmental Solutions. In addition, Applied changed its management reporting system for services to report all service results in the Applied Global Services segment. Applied has reclassified segment operating results for the three and six months ended April 29, 2007 to conform to the fiscal 2008 presentation. Discussions below include the results of each reportable segment.

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

	Three Months Ended		Six Months Ended
	April 27,	April 29,	April 27,	April 29,
	2008	2007	2008	2007
	(In millions)		(In millions)

New orders	$1,061	$1,939	$2,137	$3,694
Net sales	1,268	1,738	2,505	3,228
Operating income	448	606	893	1,126

Silicon new orders decreased 45 percent to $1.1 billion for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007, reflecting the volatility of the semiconductor industry. New orders decreased 42 percent to $2.1 billion for the first six months of fiscal 2008 compared to the first six months of fiscal 2007. The decrease in new orders for both periods was due to reduced demand for equipment from memory, logic and foundry customers. The decrease in orders was across all products within the segment.

Net sales decreased 27 percent to $1.3 billion for the second quarter of fiscal 2008 from the second quarter of fiscal 2007, due to decreased investment by memory and logic customers. Net sales decreased 22 percent to $2.5 billion for the first six months of fiscal 2008 compared to the first six months of fiscal 2007, due to decreased investment by memory, logic and foundry customers, reflecting the downturn in the semiconductor industry. The decrease in sales was across virtually all products within the segment.

Operating income decreased 26 percent to $448 million for the second quarter of fiscal 2008 from the second quarter of fiscal 2007. Operating income decreased 21 percent to $893 million for the first half of fiscal 2008 compared to the first half of fiscal 2007. Decreases in operating income for both periods were due to lower revenue levels, partially offset by improved gross margin and lower operating expenses, both attributable to continued focus on cost controls.

Applied Global Services Segment

The Applied Global Services segment encompasses technically differentiated products, including spares and remanufactured equipment, to improve operating efficiency, reduce operating costs and lessen the environmental impact of semiconductor, display and solar customers’ factories. Customer demand for spare parts and services is fulfilled through a global distribution system with trained service engineers located in close proximity to customer sites.

	Three Months Ended		Six Months Ended
	April 27,	April 29,	April 27,	April 29,
	2008	2007	2008	2007
	(In millions)		(In millions)

New orders	$602	$586	$1,212	$1,305
Net sales	599	589	1,194	1,149
Operating income	159	157	307	316

New orders increased 3 percent to $602 million for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007, due to increased orders for remanufactured equipment and factory automation software, offset in part by lower orders for spares. New orders decreased 7 percent to $1.2 billion for the first six months of fiscal 2008 compared to the first six months of fiscal 2007, due to lower orders for spares, partially offset by increased orders for remanufactured equipment and factory automation software.

Net sales increased 2 percent to $599 million for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. Net sales increased 4 percent to $1.2 billion for the first six months of fiscal 2008 compared to the first six months of fiscal 2008. The net sales increase in both periods reflected increased orders for remanufactured equipment and factory automation software, offset in part by lower orders for spares.

Operating income increased 1 percent to $159 million for the second quarter of fiscal 2008 from the second quarter of fiscal 2007 as a result of product mix and higher net sales, offset partially by increased operating expenses. Operating income decreased 3 percent to $307 million for the first half of fiscal 2008 compared to $316 million for the first half of fiscal 2007 as a result of increased operating expenses, offset partially by higher net sales and product mix.

Fiscal 2007 new orders, net sales and operating income increased from the previously reported amounts due to the reclassification of display service products from the Display segment.

Display Segment

The Display segment encompasses products for manufacturing LCDs for TVs, personal computers and other video-enabled devices. This business is focused on expanding market share by differentiation with larger-scale substrates, entry into new markets, and development of products to enable cost reductions through productivity and uniformity.

	Three Months Ended		Six Months Ended
	April 27,	April 29,	April 27,	April 29,
	2008	2007	2008	2007
	(In millions)		(In millions)

New orders	$493	$60	$1,048	$95
Net sales	198	160	331	355
Operating income	59	28	94	78

New orders increased to $493 million for the second quarter of fiscal 2008 compared to $60 million for the second quarter of fiscal 2007. New orders were $1.0 billion for the first six months of fiscal 2008 compared to $95 million for the first six months of fiscal 2007. Increased orders for both periods were due to significant increases in investment by LCD customers in response to strong LCD panel end-user demand and reflect the volatility of the industry.

Net sales for the periods reported were affected by the variability in orders during fiscal 2007 and into fiscal 2008. Net sales increased 24 percent to $198 million for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. Net sales decreased 7 percent to $331 million for the first six months of fiscal 2008 compared to the first six months of fiscal 2007.

Operating income increased 111 percent to $59 million for the second quarter of fiscal 2008 from $28 million for the second quarter of fiscal 2007. Operating income increased 21 percent to $94 million for the first six months of fiscal 2008 compared to $78 million for the first six months of fiscal 2007. Operating income increased in both periods due to higher revenue levels, product mix and lower operating costs.

Fiscal 2007 new orders, net sales and operating income reported herein are lower than the previously reported amounts due to the reclassification of LCD service products to the Applied Global Services segment.

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

	Three Months Ended		Six Months Ended
	April 27,	April 29,	April 27,	April 29,
	2008	2007	2008	2007
	(In millions)		(In millions)

New orders	$257	$63	$517	$94
Net sales	85	43	208	75
Operating loss	71	15	119	30

New orders of $257 million for the second quarter of fiscal 2008 increased from $63 million for the second quarter of fiscal 2007. New orders of $517 million for the first six months of fiscal 2008 increased from $94 million for the first six months of fiscal 2007. New orders for the first six months of fiscal 2008 included the initial recognition of orders for Applied’s SunFabtm Thin Film Line, as well as orders for precision wafering systems from the acquisition of HCT Shaping Systems S.A., which are used to manufacture crystalline silicon substrates.

Net sales of $85 million for the second quarter of fiscal 2008 increased from $43 million for the second quarter of fiscal 2007. Net sales of $208 million for the first six months of fiscal 2008 increased from $75 million for the first six months of fiscal 2007. The increase in net sales in both periods was due to increased sales across all products.

The operating loss of $71 million for the second quarter of fiscal 2008 increased from $15 million for the second quarter of fiscal 2007. The operating loss of $119 million for the first six months of fiscal 2008 increased from $30 million for the first six months of fiscal 2007. The increase in operating loss in both periods reflected increased RD&E spending to develop products that enable lower-cost production of solar energy, increased operating costs, amortization of acquisition-related costs, and costs related to expansion of solar marketing efforts, partially offset by higher revenues.

Financial Condition, Liquidity and Capital Resources

During the six months ended April 27, 2008, cash, cash equivalents and investments increased by $116 million, from $3.7 billion as of October 28, 2007 to $3.8 billion at April 27, 2008.

Cash, cash equivalents and investments consisted of the following:

	April 27,	October 28,
	2008	2007
	(In millions)

Cash and cash equivalents	$1,098	$1,203
Short-term investments	1,357	1,167
Long-term investments	1,393	1,362

Total cash, cash equivalents and investments	$3,848	$3,732

Applied generated $1.3 billion of cash from operating activities for the six months ended April 27, 2008. The primary source of operating cash flow for the six months ended April 27, 2008 was net income, adjusted to exclude the effect of non-cash charges including depreciation, amortization, equity-based compensation, and restructuring expenses, which was partially offset by changes in operating assets and liabilities. Applied utilized programs to sell certain accounts receivable and to discount certain letters of credit totaling $197 million for the six months ended April 27, 2008. The sales of these accounts receivable increased cash and reduced accounts receivable and days sales outstanding. Days sales outstanding for the second quarter of fiscal 2008 decreased to 73 days, compared to

88 days in the first quarter of fiscal 2008. Availability and usage of these programs to sell accounts receivable and discount letters of credit depend on many factors, including the cost of such arrangements and the willingness of financial institutions to purchase receivables and discount the letters of credit. For further details regarding discounting letters of credit, see Note 3 of Notes to Consolidated Condensed Financial Statements.

Applied used $618 million of cash for investing activities during the six months ended April 27, 2008, including the acquisition of all of the outstanding shares of Baccini for a purchase price of $215 million in cash, net of cash and marketable securities acquired, and the purchase from Edwards Vacuum, Inc. of certain assets of its Kachina semiconductor equipment parts cleaning and refurbishment business for $19 million in cash. Purchases of investments, net of proceeds from sales and maturities of investments, totaled $245 million. Capital expenditures, associated principally with certain infrastructure initiatives, totaled $138 million.

Applied used $750 million of cash for financing activities during the six months ended April 27, 2008, consisting primarily of payments of $900 million to repurchase common shares and $164 million in cash dividends to stockholders, partially offset by $308 million received from the issuance of common stock under equity plans.

On December 11, 2007, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.06 per share that was paid on March 6, 2008 to stockholders of record as of February 14, 2008. On March 11, 2008, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.06 per share payable on June 5, 2008 to stockholders of record as of May 15, 2008. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of Applied’s stockholders.

Applied has credit facilities for unsecured borrowings in various currencies of up to $1.1 billion, of which $1.0 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to expire in January 2012. The agreement provides for borrowings at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at April 27, 2008. No amounts were outstanding under this agreement at April 27, 2008 (see Note 11 of Notes to Consolidated Condensed Financial Statements).

In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of April 27, 2008, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was $209 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Applied expects that changes in its business will affect its working capital components, primarily related to its Energy and Environmental Solutions segment. Applied believes that the solar industry is moving to increasingly greater factory output of solar modules, including projects with an output capable of generating electricity on a gigawatt scale. Applied has entered into contracts with multiple customers for its SunFab Thin Film Line, for projects of varying scale. Fulfillment of these contracts requires Applied to invest in inventory and incur related costs.

Applied’s investment portfolio consists principally of investment grade municipal bonds, money market mutual funds, U.S. Treasury and agency securities, corporate bonds, and mortgage-backed and asset-backed securities. Applied regularly monitors the credit risk in its investment portfolio and takes appropriate measures to manage such risks prudently in accordance with its investment policies. As a result of recent adverse conditions in the financial markets, the following types of financial instruments may present risks arising from liquidity and/or credit concerns: structured investment vehicles, auction rate securities, sub-prime and “Alt-A” mortgage-backed securities, and collateralized debt obligations. At April 27, 2008, Applied’s holdings in these categories of investments totaled $49 million, or 1.3% of total cash, cash equivalents and investments, which Applied does not consider to be material. In the event that these categories of investments that are experiencing credit concerns become illiquid, Applied does not believe that this will materially affect the Company’s liquidity or results of operations. In the first and second quarters of fiscal 2008, as part of its regular investment review process, Applied recorded an insignificant impairment charge associated with its investment portfolio. While Applied cannot predict future market conditions or market liquidity, Applied believes that its investment policies provide an appropriate means to manage the risks in its investment portfolio.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. Applied bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances at the time it makes the estimates. These estimates may change as new events occur, as additional information is obtained and as Applied’s operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties include those discussed in Part II, Item 1A, “Risk Factors.” Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that Applied’s consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America and provide a meaningful presentation of Applied’s financial condition and results of operations. Management has discussed the development, selection and disclosure of significant estimates with the Audit Committee of Applied’s Board of Directors.

For further information about Applied’s critical accounting policies, see the discussion of critical accounting policies in Applied’s 2007 Form 10-K. Management believes that there has been no significant change during the six months ended April 27, 2008 to the items disclosed as critical accounting policies in Applied’s 2007 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $2.7 billion at April 27, 2008. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at April 27, 2008, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $31 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the Consolidated Condensed Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

Certain operations of Applied are conducted in foreign currencies. Applied enters into currency forward exchange and option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. Gains and losses on these contracts are generally recognized in income at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on currency forward exchange and option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses were not material for the three and six months ended April 27, 2008 and April 29, 2007.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act), Applied’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of Applied’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Applied’s disclosure controls and procedures were effective as of the end of the period covered by this report in ensuring that information required to be disclosed in our SEC reports is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to Applied’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The information set forth above under Note 6 contained in Notes to Consolidated Condensed Financial Statements is incorporated herein by reference.

Item 1A.	Risk Factors

The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Item 1A of Applied’s 2007 Form 10-K.

The industries that Applied serves are volatile and unpredictable.

As a supplier to the global semiconductor, flat panel display, solar and related industries, Applied is subject to business cycles, the timing, length and volatility of which can be difficult to predict and which varies by reportable segment. These industries have historically been cyclical due to sudden changes in customers’ manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for customers’ products, and inventory levels relative to demand. The effects on Applied of these changes in demand, including end-customer demand, are occurring more rapidly. These changes have affected the timing and amounts of customers’ purchases and investments in technology, and continue to affect Applied’s orders, net sales, gross margin, and results of operations.

To meet rapidly changing demand in each of the industries it serves, Applied must effectively manage its resources and production capacity for each of its segments and across multiple segments. During periods of decreasing demand for Applied’s products, Applied must be able to appropriately align its cost structure with prevailing market conditions; motivate and retain key employees; and effectively manage its supply chain. During periods of increasing demand, Applied must have sufficient manufacturing capacity and inventory to meet customer demand; attract, retain and motivate a sufficient number of qualified individuals; and effectively manage its supply chain. If Applied is not able to timely and appropriately adapt to changes in industry cycles, Applied’s business, financial condition or results of operations may be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes in the semiconductor, flat panel display, solar and related industries.

The global industries in which Applied operates are characterized by ongoing changes, including: (1) higher capital requirements for building and operating new semiconductor, flat panel display and solar photovoltaic cell or module (PV) fabrication plants and the resulting effect on customers’ ability to raise the necessary capital; (2) differing rates of market growth for, and capital investments by, various semiconductor device makers, such as memory (including NAND Flash and DRAM), logic and foundry, as well as liquid crystal display (LCD) and solar manufacturers; (3) industry growth rates; (4) the increasing cost and decreasing affordability of research and development due to many factors, including decreasing linewidths, the increasing number of materials, applications and process steps, and the greater complexity of process development and chip design; (5) the increasing difficulty for customers to move from product design to volume manufacturing and the resulting impact on new technology adoption rates; (6) the importance of reducing the cost of system ownership, due in part to the increasing significance of consumer electronics as a driver for semiconductor and LCD demand and the related focus on lower prices; (7) varying levels of business information technology spending; (8) the heightened importance to customers of system reliability and productivity, including a requirement of certification by third parties in certain circumstances, and the effect on demand for systems as a result of their increasing productivity, device yield and reliability; (9) the growing types and varieties of semiconductors and expanding number of applications across multiple substrate sizes, resulting in customers’ divergent technical demands; (10) demand for shorter cycle times for the development, manufacture and installation of manufacturing equipment; (11) the challenge to semiconductor manufacturers of moving volume manufacturing from one technology node to the next smaller technology node, and the resulting impact on the technology transition rate and the rate of investment in capital equipment; (12) price trends for semiconductor devices, LCDs and solar modules; (13) difficulties associated with transitioning to larger substrate sizes for semiconductor and LCDs and with establishing a standard form factor for thin film solar; (14) the increasing importance of the availability of spare parts to maximize system uptime; and (15) the increased focus on energy usage, the environment and sustainability. If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the semiconductor, flat panel display, solar and related industries, its business, financial condition and results of operations could be materially and adversely affected.

Applied must adapt its business and product offerings to respond to competition and rapid technological changes.

As Applied operates in a highly competitive environment, its future success depends on many factors, including the effective development, commercialization and customer acceptance of its nanomanufacturing technology equipment, service and related products. In addition, Applied must successfully execute its growth strategy, including enhancing market share in existing markets, expanding into related markets, and cultivating new markets, while constantly improving its operational performance. The development, introduction and support of a broadening set of products in more varied competitive environments have grown increasingly complex and expensive over time. Applied’s success is subject to many risks, including, but not limited to, its ability to timely, cost-effectively and successfully: (1) improve and/or develop new applications, for existing products, adapt similar products for use by customers in different applications and/or markets with varying technical requirements, and develop new products; (2) appropriately price and achieve market acceptance of products; (3) maintain operating flexibility to enable different responses to different markets, customers and applications; (4) appropriately allocate resources, including RD&E funding, among Applied’s products and between the development of new products and the enhancement of existing products; (5) accurately forecast demand and meet production schedules for its products; (6) achieve cost efficiencies across product offerings; (7) increase market share in existing markets, expand its markets and exceed industry growth rates; (8) adapt to technology changes in related markets, such as lithography; (9) adapt to changes in value offered by companies in different parts of the supply chain; (10) qualify products for volume manufacturing with its customers; (11) implement changes in its design engineering methodology, including those that enable reduction of material costs and cycle time, greater commonality of platforms and types of parts used in different systems, greater effectiveness of product life cycle management, and reduced energy usage and environmental impact; and (12) improve its manufacturing processes and control costs. Furthermore, new or improved products may involve higher costs and reduced margins. If Applied does not successfully manage these challenges, its business, financial condition and results of operations could be materially and adversely affected.

The entry into new markets and industries entails additional challenges.

As part of its growth strategy, Applied must successfully expand into related or new markets and industries, either with its existing nanomanufacturing technology products or with new products developed internally or obtained through acquisitions. These include the emerging solar market, which Applied entered in 2006 and which is subject to ongoing changes in demand for PV products arising from, among other things, the cost and performance of PV technology, the cost and availability of other energy sources, government energy policies, availability and amount of government incentives for renewable energy, investment by utilities, technological innovations, and evolving industry standards. In addition, Applied believes that the solar industry is moving to increasingly greater factory output of PVs, including output on a level sufficient to annually generate electricity on a gigawatt scale. The entry into different markets involves additional challenges, including those arising from: (1) Applied’s ability to anticipate demand, capitalize on opportunities, and avoid or minimize risks; (2) the complexity of managing multiple businesses; (3) the adoption of new business models, such as the supply of an integrated production line consisting of a suite of Applied and non-Applied equipment to manufacture PVs; (4) the need to develop adequate business processes and systems; (5) Applied’s ability to rapidly expand its operations to meet increased demand, including demand for one or more gigawatt-scale solar factories, and the associated effect on Applied’s working capital; (6) Applied’s ability to differentiate its products, meet performance specifications, and drive efficiencies and cost reductions; (7) difficulties in production planning, execution, supply chain management and logistics; (8) new materials, processes and technologies; (9) the complexity of successfully accomplishing the simultaneous start-up of multiple, integrated production lines; (10) the need to attract, motivate and retain employees with skills and expertise in these new areas; (11) new and more diverse customers and suppliers, including some with limited operating histories, uncertain and/or limited funding, evolving business models and/or locations in regions where Applied does not have existing operations; (12) customers’ ability to timely satisfy regulatory requirements; (13) different customer service requirements; and (14) third parties’ intellectual property rights. If Applied does not successfully manage the risks resulting from entry into new markets and industries, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to the risks of operating a global business.

In the second quarter of fiscal 2008, approximately 84 percent of Applied’s net sales were to customers in regions outside the United States, with a majority of business from customers in Asia. Certain of Applied’s RD&E and/or manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in China. The global nature of Applied’s business and operations presents challenges, including but not limited to, those arising from: (1) uncertainties with respect to economic growth rates in various countries; (2) varying regional and geopolitical business conditions and demands; (3) local, regional, national or international regulatory requirements; (4) global trade issues; (5) variations in protection of intellectual property and other legal rights in different countries; (6) positions taken by U.S. governmental agencies regarding possible national commercial and/or security issues posed by international business operations; (7) fluctuating raw material and energy costs; (8) variations in the ability to develop relationships with suppliers and other local businesses; (9) changes in laws and regulations of the United States (including export restrictions) and other countries, as well as their interpretation and application; (10) fluctuations in interest rates and currency exchange rates, including the weakening relative position of the U.S. dollar; (11) the need to provide sufficient levels of technical support in different locations; (12) political instability, natural disasters (such as earthquakes, floods or storms), pandemics, terrorism or acts of war in locations where Applied has operations, suppliers or sales; (13) cultural differences; (14) special customer- or government-supported efforts to promote the development and growth of local competitors; (15) shipping costs and/or delays; (16) adverse conditions in financial markets that may affect the liquidity and/or credit of financial instruments in Applied’s investment portfolio; and (17) adverse conditions in credit markets. Many of these challenges are present in China, which is experiencing significant growth of both suppliers and competitors to Applied, and which Applied believes presents a large potential market for its products and opportunity for growth over the long term. In addition, Applied must regularly reassess the size, capability and location of its global infrastructure and make appropriate changes. These challenges may materially and adversely affect Applied’s business, financial condition and results of operations.

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

Applied has made, and in the future intends to make, acquisitions of, and investments in, companies, technologies or products in existing, related or new markets for Applied. Acquisitions involve numerous risks, including but not limited to: (1) diversion of management’s attention from other operational matters; (2) inability to complete acquisitions as anticipated or at all; (3) inability to realize anticipated benefits; (4) failure to commercialize purchased technologies; (5) inability to capitalize on characteristics of new markets that may be significantly different from Applied’s existing markets; (6) exposure to operational risks, rules and regulations to the extent such activities are located in countries where Applied has not historically done business; (7) inability to obtain and protect intellectual property rights in key technologies; (8) ineffectiveness of an acquired company’s internal controls; (9) impairment of acquired intangible assets as a result of technological advancements or worse-than-expected performance of the acquired company or its product offerings; (10) unknown, underestimated and/or undisclosed commitments or liabilities; (11) inappropriate scale of acquired entities’ critical resources or facilities for business needs; and (12) ineffective integration of operations, technologies, products or employees of the acquired companies. Applied also makes strategic investments in other companies, including companies formed as joint ventures, which may decline in value and/or not meet desired objectives. The success of these investments depends on various factors over which Applied may have limited or no control and, particularly with respect to joint ventures, requires ongoing and effective cooperation with strategic partners. Mergers and acquisitions and strategic investments are inherently subject to significant risks, and the inability to effectively manage these risks could materially and adversely affect Applied’s business, financial condition and results of operations.

Manufacturing interruptions or delays could affect Applied’s ability to meet customer demand, while the failure to estimate customer demand accurately could result in excess or obsolete inventory.

Applied’s business depends on its ability to supply equipment, services and related products that meet the rapidly changing technical and volume requirements of its customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers. Some key parts may be subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers located in countries other than the United States, including China. Significant interruptions of manufacturing operations or the delivery of services as a result of: (1) the failure or inability of suppliers to timely deliver quality parts; (2) volatility in the availability and cost of materials; (3) difficulties or delays in obtaining required import or export approvals; (4) information technology or infrastructure failures; (5) natural disasters (such as earthquakes, floods or storms); or (6) other causes (such as regional economic downturns, pandemics, political instability, terrorism, or acts of war), could result in delayed deliveries, manufacturing inefficiencies, increased costs or order cancellations. Applied’s need to rapidly ramp up its business and manufacturing capacity to meet accelerating demand for its PV and LCD products may exacerbate any interruptions in Applied’s manufacturing operations and supply chain and the associated effect on Applied’s working capital. Moreover, if actual demand for Applied’s products is different than expected, Applied may purchase more/fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. Any or all of these factors could materially and adversely affect Applied’s business, financial condition and results of operations.

The failure to successfully implement and conduct off-shoring and outsourcing activities and other operational initiatives could adversely affect results of operations.

To better align its costs with market conditions, increase its presence in growing markets, enhance productivity, and improve efficiencies, Applied conducts engineering, software development and other operations in regions outside the United States, particularly India and China, and outsources certain functions to third parties, including companies in the United States, India, China and other countries. Outsourced functions include certain engineering, manufacturing, customer support, software development, information technology support and administrative activities. The expanding role of third party providers has required changes to Applied’s existing operations and the adoption of new procedures and processes for retaining and managing these providers in order to realize the potential productivity and operational efficiencies, assure quality and continuity of supply, and protect Applied’s intellectual property. In addition, Applied has implemented several key operational initiatives intended to improve manufacturing efficiency, including integrate-to-order, module-final-test and merge-in-transit programs. Applied also is implementing a multi-year, company-wide program to transform certain business processes, which includes transitioning to a single-vendor, enterprise resource planning (ERP) software system to perform various functions. If Applied does not effectively develop and implement its off-shoring and outsourcing strategies, if required export and other governmental approvals are not timely obtained, if Applied’s third party providers do not perform as anticipated, or if there are delays or difficulties in implementing a new ERP system or enhancing business processes, Applied may not realize anticipated productivity improvements or cost efficiencies, and may experience operational difficulties, increased costs, manufacturing interruptions or delays, loss of its intellectual property rights, quality issues, increased product time-to-market and/or inefficient allocation of human resources, any or all of which could materially and adversely affect Applied’s business, financial condition and results of operations.

The ability to attract, retain and motivate key employees is vital to Applied’s success.

Applied’s success and competitiveness depend in large part on its ability to attract, retain and motivate key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, changes in Applied’s management or leadership, competitors’ hiring practices, and the effectiveness of Applied’s compensation programs, including its equity-based programs. Applied periodically evaluates its overall compensation program and makes adjustments, as appropriate, to enhance its competitiveness. If Applied does not successfully attract, retain and motivate key employees, Applied may be unable to capitalize on its opportunities and its operating results may be materially and adversely affected.

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

Applied from time to time is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, product performance, product liability, unfair competition, employment and other matters. In addition, Applied on occasion receives notification from customers who believe that Applied owes them indemnification or other obligations related to claims made against customers by third parties. These legal proceedings and claims, whether with or without merit, may be time-consuming and expensive to prosecute or defend and also divert management’s attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings or claims. Applied previously entered into a mutual covenant-not-to-sue arrangement with one of its competitors to decrease the risk of patent infringement lawsuits in the future. There can be no assurance that the intended results of this arrangement will be achieved or that Applied will be able to adequately protect its intellectual property rights with the restrictions associated with such a covenant. In addition, Applied’s success depends in significant part on the protection of its intellectual property and other rights. Infringement of Applied’s rights by a third party, such as the unauthorized manufacture or sale of equipment or spare parts, could result in uncompensated lost market and revenue opportunities for Applied. Applied’s intellectual property rights may not provide significant competitive advantages if they are circumvented, invalidated, rendered obsolete by the rapid pace of technological change, or if Applied does not adequately protect or assert these rights. Furthermore, the laws and practices of other countries, including China, India, Taiwan and Korea, permit the protection and enforcement of Applied’s rights to varying extents, which may not be sufficient to protect Applied’s rights. If Applied is not able to obtain or enforce intellectual property rights, resolve or settle claims, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend its intellectual property position, Applied’s business, financial condition and results of operations could be materially and adversely affected.

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

The following table provides information as of April 27, 2008 with respect to the shares of common stock repurchased by Applied during the second quarter of fiscal 2008:

			Total Number of	Maximum Dollar
			Shares	Value of
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet be
	Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Program*	the Program*
	(Shares in		(Shares in	(Dollars in
	thousands)		thousands)	millions)

Month #1
(January 28, 2008 to February 24, 2008)	1,739	$18.48	1,739	$3,168
Month #2
(February 25, 2008 to March 23, 2008)	4,753	$20.62	4,753	$3,070
Month #3
(March 24, 2008 to April 27, 2008)	8,531	$19.91	8,531	$2,900

Total	15,023	$19.97	15,023

*	On September 15, 2006, the Board of Directors approved a stock repurchase program for up to $5.0 billion in repurchases over the next three years, ending September 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Applied was held on March 11, 2008 in Santa Clara, California. Eleven incumbent directors were re-elected without opposition to serve one-year terms in office. The results of this election were as follows:

	Vote for	Votes Withheld
Name of Director	(Shares)	(Shares)

James C. Morgan	1,183,712,706	33,285,906
Michael R. Splinter	1,182,251,322	34,747,290
Robert H. Brust	1,195,742,498	21,256,113
Deborah A. Coleman	1,183,099,447	33,899,165
Aart J. de Geus	1,192,857,039	24,141,573
Philip V. Gerdine	1,182,109,155	34,889,456
Thomas J. Iannotti	1,195,635,714	21,362,898
Charles Y.S. Liu	1,195,112,050	21,886,561
Gerhard H. Parker	1,195,699,054	21,299,557
Dennis D. Powell	1,183,534,394	33,464,218
Willem P. Roelandts	1,195,528,714	21,469,897

On a proposal to ratify the appointment of KPMG LLP as Applied’s independent registered public accounting firm for the current fiscal year, there were 1,198,646,207 votes cast in favor, 5,860,394 votes cast against and 12,492,010 abstentions.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit
No	Description

10.55	Applied Materials, Inc. amended and restated Employees’ Stock Purchase Plan
10.56	Applied Materials, Inc. amended and restated Stock Purchase Plan for Offshore Employees
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ GEORGE S. DAVIS
George S. Davis
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

June 4, 2008

By:	/s/ YVONNE WEATHERFORD
Yvonne Weatherford
Corporate Vice President,
Corporate Controller
(Principal Accounting Officer)

June 4, 2008