Form 10-Q
period 2008-07-27
APPLIED MATERIALS INC /DE
filed 2008-08-29
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 27, 2008
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

Number of shares outstanding of the issuer’s common stock as of July 27, 2008: 1,341,659,938

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED BALANCE SHEETS*
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT 10.57
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	July 27,	July 29,	July 27,	July 29,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$1,848,168	$2,560,984	$6,085,563	$7,367,812
Cost of products sold	1,105,854	1,344,594	3,441,440	3,952,274

Gross margin	742,314	1,216,390	2,644,123	3,415,538
Operating expenses:
Research, development and engineering	268,559	292,584	828,900	871,195
Marketing and selling	115,944	115,969	359,271	334,988
General and administrative	129,341	134,359	367,352	375,561
Restructuring and asset impairments	138	1,616	49,634	23,382

Income from operations	228,332	671,862	1,038,966	1,810,412
Pre-tax loss of equity method investment	6,308	7,348	25,660	17,209
Interest expense	4,859	10,075	15,660	29,388
Interest income	25,399	32,468	88,383	96,593

Income before income taxes	242,564	686,907	1,086,029	1,860,408
Provision for income taxes	77,796	213,392	356,378	571,973

Net income	$164,768	$473,515	$729,651	$1,288,435

Earnings per share:
Basic	$0.12	$0.34	$0.54	$0.92
Diluted	$0.12	$0.34	$0.53	$0.91
Weighted average number of shares:
Basic	1,350,526	1,385,519	1,359,492	1,397,890
Diluted	1,367,557	1,407,264	1,375,656	1,415,720

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS*

	July 27,	October 28,
	2008	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1,140,532	$1,202,722
Short-term investments	1,157,143	1,166,857
Accounts receivable, net	1,581,213	2,049,427
Inventories	1,853,316	1,313,237
Deferred income taxes	438,167	426,471
Income taxes receivable	72,717	—
Other current assets	380,787	448,879

Total current assets	6,623,875	6,607,593
Long-term investments	1,426,631	1,362,425
Property, plant and equipment	2,804,742	2,782,204
Less: accumulated depreciation and amortization	(1,714,280)	(1,730,962)

Net property, plant and equipment	1,090,462	1,051,242
Goodwill, net	1,175,777	1,006,410
Purchased technology and other intangible assets, net	419,756	373,178
Equity-method investment	89,400	115,060
Deferred income taxes and other assets	172,540	146,370

Total assets	$10,998,441	$10,662,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$981	$2,561
Accounts payable and accrued expenses	2,790,984	2,221,516
Income taxes payable	119,411	157,549

Total current liabilities	2,911,376	2,381,626
Long-term debt	201,926	202,281
Other liabilities	344,344	256,962

Total liabilities	3,457,646	2,840,869

Stockholders’ equity:
Common stock	13,417	13,857
Additional paid-in capital	5,060,833	4,658,832
Retained earnings	11,350,019	10,863,291
Treasury stock	(8,875,052)	(7,725,924)
Accumulated other comprehensive income/(loss)	(8,422)	11,353

Total stockholders’ equity	7,540,795	7,821,409

Total liabilities and stockholders’ equity	$10,998,441	$10,662,278

*	Amounts as of July 27, 2008 are unaudited. Amounts as of October 28, 2007 are derived from the October 28, 2007 audited consolidated financial statements.

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	July 27,	July 29,
	2008	2007
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$729,651	$1,288,435
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	240,039	187,310
Loss on fixed asset retirements	27,880	15,961
Restructuring and asset impairments	49,634	23,382
Deferred income taxes	(60,886)	(6,234)
Excess tax benefits from equity-based compensation plans	(5,406)	(16,990)
Acquired in-process research and development expense	—	4,900
Net recognized loss (gain) on investments	(1,244)	5,097
Pretax loss of equity-method investment	25,660	17,209
Equity-based compensation	135,165	130,308
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	534,104	(189,308)
Inventories	(504,555)	46,331
Other current assets	77,593	(36,810)
Other assets	(4,383)	3,019
Accounts payable and accrued expenses	402,924	129,120
Income taxes	(66,603)	(78,212)
Other liabilities	4,578	8,380

Cash provided by operating activities	1,584,151	1,531,898

Cash flows from investing activities:
Capital expenditures	(209,512)	(204,236)
Cash paid for acquisitions, net of cash acquired	(235,324)	(136,828)
Proceeds from disposition of assets held for sale	—	23,358
Proceeds from sales and maturities of investments	2,162,900	2,114,602
Purchases of investments	(2,257,097)	(2,376,791)

Cash used in investing activities	(539,033)	(579,895)

Cash flows from financing activities:
Short-term debt repayments	(1,854)	(250)
Proceeds from common stock issuances	334,575	436,443
Common stock repurchases	(1,199,984)	(931,996)
Excess tax benefits from equity-based compensation plans	5,406	16,990
Payment of dividends to stockholders	(245,559)	(222,537)

Cash used in financing activities	(1,107,416)	(701,350)

Effect of exchange rate changes on cash and cash equivalents	108	559

Increase/(decrease) in cash and cash equivalents	(62,190)	251,212
Cash and cash equivalents — beginning of period	1,202,722	861,463

Cash and cash equivalents — end of period	$1,140,532	$1,112,675

Supplemental cash flow information:
Cash payments for income taxes	$349,914	$653,351
Cash payments for interest	$7,243	$14,081

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1	Basis of Presentation and Equity-Based Compensation

Basis of Presentation

In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (collectively, Applied or the Company) included herein have been prepared on a basis consistent with the October 28, 2007 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 28, 2007 (2007 Form 10-K). Applied’s results of operations for the three and nine months ended July 27, 2008 are not necessarily indicative of future operating results.

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

Equity-Based Compensation

Applied has adopted stock plans that permit grants to employees of equity-based awards, including stock options, restricted stock and restricted stock units (also referred to as “performance shares” under the Applied Materials, Inc. Employee Stock Incentive Plan). In addition, the Employee Stock Incentive Plan provides for the automatic grant of restricted stock units to non-employee directors and permits the grant of equity-based awards to consultants. Applied also has an Employee Stock Purchase Plan (ESPP) for United States employees, and a second ESPP for international employees, which enable eligible employees to purchase Applied common stock.

During the three months ended July 27, 2008 and July 29, 2007, Applied recognized equity-based compensation expense related to stock options, ESPP, restricted stock units and restricted stock of $46 million and $47 million, respectively. During each of the three month periods ended July 27, 2008 and July 29, 2007, Applied recognized income tax benefits related to equity-based compensation of $13 million. During the first nine months of fiscal 2008, Applied recognized total equity-based compensation expense of $135 million and an income tax benefit of $38 million. During the first nine months of fiscal 2007, Applied recognized total equity-based compensation expense of $130 million and an income tax benefit of $37 million. The equity-based compensation expense related to restricted stock units and restricted stock for the three months ended July 27, 2008 and July 29, 2007 was $34 million and $29 million, respectively, and for the nine months ended July 27, 2008 and July 29, 2007 was $101 million and $75 million, respectively. The estimated fair value of Applied’s equity-based awards, less expected forfeitures, is amortized over the awards’ service period on a straight-line basis.

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

	Three Months Ended		Nine Months Ended
	July 27,	July 29,	July 27,	July 29,
	2008	2007	2008	2007

Stock Options:
Dividend yield	1.24%	—	1.24%	1.12%
Expected volatility	32%	—	32%	31%
Risk-free interest rate	2.9%	—	3.0%	4.7%
Expected life (in years)	3.9	—	3.9	3.9

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, Applied periodically reviews historical employee exercise behavior with respect to option grants with similar vesting periods. Applied granted 6,000 stock options during the three months ended July 27, 2008. There were no stock options granted in the three months ended July 29, 2007. Applied granted 7,000 stock options and 313,000 stock options during the nine months ended July 27, 2008 and July 29, 2007, respectively. The weighted average grant date fair value of options granted during the three months ended July 27, 2008 was $5.05, and for options granted during the nine months ended July 27, 2008 and July 29, 2007, the value was $5.05 and $5.11, respectively.

Employee Stock Purchase Plans

Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied stock at the beginning of the applicable offering period or at the end of each applicable purchase period. There were no ESPP shares issued during the third quarters of fiscal 2008 and 2007. Based on the Black-Scholes option pricing model, the weighted average estimated fair value of purchase rights under the ESPP was $4.88 and $4.80 for the nine months ended July 27, 2008 and July 29, 2007, respectively. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Nine Months Ended
	July 27,	July 29,
	2008	2007

ESPP:
Dividend yield	1.19%	1.19%
Expected volatility	29%	29%
Risk-free interest rate	4.63%	4.94%
Expected life (in years)	1.25	1.25

Restricted Stock Units and Restricted Stock

Restricted stock units are converted into shares of Applied common stock upon vesting on a one-for-one basis. Restricted stock units typically vest over three to four years. Vesting of restricted stock units usually is subject to the grantee’s continued service with Applied. The compensation expense related to these awards is determined using the fair value of Applied common stock on the date of the grant. There were 1,603,000 and 1,376,000 restricted stock units granted in the three months ended July 27, 2008 and July 29, 2007, respectively, and 3,752,000 and 3,231,000 restricted stock units granted in the nine months ended July 27, 2008 and July 29, 2007, respectively.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Beginning in fiscal 2007, Applied initiated a performance-based equity award program for named executive officers and other key employees. The Human Resources and Compensation Committee of Applied’s Board of Directors (the Committee) approved grants of 1,565,000 and 1,950,000 performance-based restricted stock units under this program for fiscal 2008 and fiscal 2007, respectively. The Committee also approved the issuance to Applied’s President and Chief Executive Officer of performance-based restricted stock in the amounts of 100,000 and 150,000 shares for fiscal 2008 and fiscal 2007, respectively, at $0.01 per share. These awards vest only if specific performance goals set by the Committee are achieved. The goals require the achievement of specified levels of Applied’s annual operating profit as compared to Applied’s peer companies and also that the officer or key employee remain an employee of Applied through the vesting date. The fair value of the performance-based restricted stock awards and restricted stock is estimated using the fair value of Applied common stock on the date of the grant and assumes that the applicable performance goals will be achieved. If achieved, the award vests over a specified remaining service period. If such performance goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The expected cost of the award is reflected over the service period and is reduced for estimated forfeitures. The performance goals associated with the fiscal 2007 awards were achieved.

Note 2	Earnings Per Share

Basic earnings per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, restricted stock units, and ESPP shares) outstanding during the period. For purposes of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair market value of Applied common stock for the period, as the effect would be anti-dilutive. Accordingly, options to purchase 25,022,000 and 57,049,000 shares of common stock for the three months ended July 27, 2008 and July 29, 2007, respectively, and 27,512,000 and 74,196,000 shares of common stock for the nine months ended July 27, 2008 and July 29, 2007, respectively, were excluded from the computation.

Note 3	Accounts Receivable, Net

Applied has agreements with various financial institutions to sell accounts receivable from selected customers. Applied also discounts letters of credit through various financial institutions. Under these agreements, Applied sold accounts receivable and discounted letters of credit in the amounts of $20 million and $116 million for the three months ended July 27, 2008 and July 29, 2007, respectively, and $218 million and $392 million for the nine months ended July 27, 2008 and July 29, 2007, respectively. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations. Financing charges were not material for all the periods presented.

Note 4	Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. Components of inventories were as follows:

	July 27,	October 28,
	2008	2007
	(In thousands)

Customer service spares	$592,906	$500,173
Raw materials	278,789	201,055
Work-in-process	574,080	230,244
Finished goods	407,541	381,765

	$1,853,316	$1,313,237

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Finished goods inventory included $198 million at July 27, 2008, and $168 million at October 28, 2007, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1 of Notes to the Consolidated Financial Statements in Applied’s 2007 Form 10-K.

Note 5	Goodwill, Purchased Technology and Other Intangible Assets

Details of goodwill and unamortized intangible assets were as follows:

	July 27, 2008			October 28, 2007
		Other			Other
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
	(In thousands)

Gross carrying amount	$1,221,647	$17,860	$1,239,507	$1,052,280	$17,860	$1,070,140
Accumulated amortization	(45,870)	—	(45,870)	(45,870)	—	(45,870)

	$1,175,777	$17,860	$1,193,637	$1,006,410	$17,860	$1,024,270

Goodwill and unamortized intangible assets are not amortized but are subject to annual reviews for impairment, which Applied performs during the fourth quarter of each fiscal year. The results of the impairment tests conducted in the fourth quarter of fiscal 2007 indicated that Applied’s goodwill and unamortized intangible assets were not impaired. Goodwill and unamortized intangible assets are also subject to review for impairment when circumstances or events occur during the year that indicate that the assets may be impaired. The goodwill balance as of October 28, 2007 increased by $6 million from the amount previously reported due to an immaterial correction to the purchase price allocation for the acquisition of HCT Shaping Systems S.A. (HCT). From October 28, 2007 to July 27, 2008, the change in goodwill was $169 million, primarily due to the acquisition of Baccini S.p.A. (Baccini), which was completed in the second quarter of fiscal 2008, and the acquisition of certain net assets of Edwards Vacuum, Inc. (Edwards), which was completed in the first quarter of fiscal 2008. Other intangible assets that are not subject to amortization consist primarily of a trade name. As of July 27, 2008, goodwill and unamortized intangible assets by reportable segment were: Energy and Environmental Solutions, $650 million; Silicon, $224 million; Applied Global Services, $204 million; and Display, $116 million. For additional details, see Note 12.

Details of amortized intangible assets were as follows:

	July 27, 2008			October 28, 2007
		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total
	(In thousands)

Gross carrying amount	$548,893	$329,629	$878,522	$518,042	$224,253	$742,295
Accumulated amortization	(377,661)	(98,965)	(476,626)	(340,527)	(46,450)	(386,977)

	$171,232	$230,664	$401,896	$177,515	$177,803	$355,318

Purchased technology and other intangible assets are amortized over their estimated useful lives of 1 to 15 years using the straight-line method. Aggregate amortization expense was $37 million and $10 million for the three months ended July 27, 2008 and July 29, 2007, respectively, and $90 million and $28 million for the nine months ended July 27, 2008 and July 29, 2007, respectively. As of July 27, 2008, future estimated amortization expense is expected to be $30 million for the remainder of fiscal 2008, $87 million for fiscal 2009, $64 million for fiscal 2010, $50 million for fiscal 2011, $47 million for fiscal 2012, and $124 million thereafter. As of July 27, 2008, amortized intangible assets by reportable segment were: Energy and Environmental Solutions, $303 million; Applied Global Services, $52 million; Display, $43 million; and Silicon, $4 million.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 6	Accounts Payable, Accrued Expenses, Guarantees and Contingencies

Accounts Payable and Accrued Expenses

Components of accounts payable and accrued expenses were as follows:

	July 27,	October 28,
	2008	2007
	(In thousands)

Customer deposits	$684,110	$225,632
Accounts payable	568,405	455,894
Deferred revenue	449,327	377,458
Compensation and employee benefits	391,265	491,411
Other accrued taxes	155,565	67,962
Warranty	141,991	184,271
Dividends payable	80,500	83,142
Restructuring reserve	38,798	23,193
Other	281,023	312,553

	$2,790,984	$2,221,516

Changes in the warranty reserves during the three and nine months ended July 27, 2008 and July 29, 2007 were as follows:

	Three Months Ended		Nine Months Ended
	July 27,	July 29,	July 27,	July 29,
	2008	2007	2008	2007
	(In thousands)

Beginning balance	$161,089	$181,173	$184,271	$174,605
Provisions for warranty	27,081	48,502	93,613	141,619
Consumption of reserves	(46,179)	(41,754)	(135,893)	(128,303)

Ending balance	$141,991	$187,921	$141,991	$187,921

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

Guarantees

During the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of July 27, 2008, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was $206 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Applied also has agreements with various global banks to facilitate subsidiary banking operations world-wide, including overdraft arrangements, bank guarantees and letters of credit. As of July 27, 2008, Applied Materials, Inc. has provided parent guarantees to banks for approximately $177 million to cover these arrangements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Legal matters

Jusung

On December 24, 2003, Applied filed a lawsuit against Jusung Engineering Co., Ltd. (Jusung Engineering) and Jusung Pacific Co., Ltd. (Jusung Pacific, referred to together with Jusung Engineering as Jusung) in Tao-Yuan District Court in Taiwan, captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. The lawsuit alleges that Jusung is infringing an Applied patent related to chemical vapor deposition (CVD). In the lawsuit, Applied sought a provisional injunction prohibiting Jusung from importing, using, manufacturing, servicing or selling in Taiwan certain flat panel display manufacturing equipment. On January 14, 2004, the Tao-Yuan District Court issued a provisional injunction order against Jusung Pacific. Jusung Pacific’s appeal of the order was denied. Jusung Pacific requested permission to post a counterbond to have the Jusung Pacific injunction lifted, which was granted, and on March 30, 2004, the provisional injunction order was lifted. At Applied’s request, on December 11, 2004, the District Court issued a provisional injunction order against Jusung Engineering. Jusung Engineering’s appeal of the order was denied. Jusung Engineering requested permission to post a counterbond to have the Jusung Engineering injunction lifted, which was granted, and on April 25, 2005, the provisional injunction order against Jusung Engineering was lifted. On June 30, 2004, Applied filed a “main action” patent infringement complaint against Jusung in the Hsinchu District Court in Taiwan, captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. In the lawsuit, Applied seeks damages and a permanent injunction for infringement of the same CVD patent. The decisions regarding the provisional injunction and counterbond have no effect on the main action patent infringement lawsuit filed by Applied. In August 2006, the Hsinchu Court set the litigation fee and the litigation security payment, and the main action is now proceeding on its merits. This same patent is also the subject of an invalidity proceeding filed in the Taiwanese Intellectual Property Office (TIPO) by Jusung Pacific in June 2004. In July 2007, the TIPO allowed Applied to amend its patent and dismissed Jusung Pacific’s invalidation action. Jusung Pacific’s initial appeal was denied and it has filed a further appeal to the Taipei High Administrative Court. Applied believes that it has meritorious claims and defenses that it intends to pursue vigorously.

On April 10, 2004, the Taiwan Fair Trade Commission (TFTC) notified Applied’s subsidiary, AKT America, Inc. (AKT America), that, following a complaint filed by Jusung, the TFTC had begun an investigation into whether AKT America had violated the Taiwan Fair Trade Act, and specifically whether AKT America violated the Taiwan Guidelines for the Review of Cases Involving Enterprises Issuing Warning Letters for Infringement on Copyright, Trademark and Patent Rights by allegedly notifying customers about AKT America patent rights and the infringement of those rights by Jusung. On June 15, 2004, the TFTC notified Applied that Applied also was the subject of the investigation. The TFTC subsequently notified Applied and AKT America that there was insufficient evidence to support a claim against either company. Jusung appealed the TFTC’s decision, and the appeals court affirmed the decision of the TFTC. Jusung appealed the appeals court’s affirmation of the decision of the TFTC, and in January 2007, the Taipei High Administrative Court dismissed Jusung’s appeal. In February 2007, Jusung appealed the dismissal to the Supreme Administrative Court of Taiwan. Applied believes that Jusung’s complaint is without merit.

On June 13, 2006, Applied filed an action in the TIPO challenging the validity of a patent owned by Jusung Engineering related to severability of the transfer chamber. On June 20, 2006, Jusung Engineering filed a lawsuit against Applied and AKT America, in Hsinchu District Court in Taiwan, captioned Jusung Engineering, Co. Ltd. v. AKT America, Inc. and Applied Materials, Inc., alleging infringement of this patent. Jusung Engineering’s lawsuit seeks damages, costs and attorneys’ fees. Applied believes that it has meritorious defenses that it intends to pursue vigorously.

On January 31, 2007, Applied received notice that Jusung Engineering filed a complaint of private prosecution in the Taipei District Court of Taiwan dated November 10, 2006, entitled Jusung Engineering Co., Ltd. v. M. Splinter, Y. Lin, C. Lai and J. Lin. The complaint alleges that Applied’s outside counsel received from the Court and used a copy of an expert report that Jusung had filed in the ongoing patent infringement lawsuits and that Jusung had intended to remain confidential. The complaint names as defendants Applied’s outside counsel in Taiwan, as well as

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Michael R. Splinter, Applied’s President and Chief Executive Officer, as the statutory representative of Applied. On April 27, 2007, the Taipei District Court dismissed the private prosecution complaint. Jusung Engineering filed an appeal of the dismissal to the High Court. The High Court affirmed the District Court’s rejection of the private prosecution complaint on June 25, 2007. After the dismissal of the private prosecution complaint, the matter was transferred to the Taipei District Attorney’s Office, which issued a ruling not to prosecute. This ruling was reviewed by the Taiwan High Court District Attorney, which in October 2007 returned the matter to the Taipei District Attorney’s Office for further consideration. On March 7, 2008, the Taipei District Attorney’s Office issued a second ruling not to prosecute, which Jusung Engineering appealed. The Taiwan High Court District Attorney has again returned the matter to the Taipei District Attorney’s Office for further investigation. Applied believes that it has meritorious defenses that it intends to pursue vigorously.

On April 3, 2007, Jusung Engineering filed a complaint against AKT America and one of its suppliers in Seoul Central District Court in Seoul, Korea, captioned Jusung Engineering, Co. Ltd. v. AKT America, Inc. The complaint alleges infringement of a Jusung patent involving the showerhead assembly of plasma enhanced chemical vapor deposition (PECVD) equipment for liquid crystal displays (LCDs) and seeks injunctive relief. On June 9, 2007, AKT America and its supplier filed a patent invalidation action with the Korean Intellectual Property Office (KIPO). On November 30, 2007, the KIPO ruled that the Jusung patent was invalid, and Jusung Engineering has appealed the KIPO’s ruling. On April 3, 2008, the Seoul District Court dismissed the complaint for infringement and Jusung Engineering has appealed this decision. Applied believes that it has meritorious defenses that it intends to pursue vigorously.

On August 13, 2007, Applied filed a complaint against Jusung Engineering in the Seoul Central District Court in Seoul, Korea, captioned Applied Materials, Inc. v. Jusung Engineering Ltd. The complaint alleges infringement of an Applied patent involving a substrate support or housing for a substrate supporting pin used in PECVD equipment for LCDs and seeks both monetary damages and injunctive relief. On October 29, 2007, Jusung filed an action with the KIPO seeking to invalidate Applied’s substrate patent. Applied initiated a confirmation of scope action with the KIPO based on the same patent, which the KIPO dismissed on January 30, 2008. Applied has appealed this decision to the Patent Court. Applied believes that it has meritorious claims in this action that it intends to pursue vigorously.

Silicon Services Consortium

On January 19, 2006, five companies that sell refurbished Applied tools (Silicon Services Consortium Inc., Semiconductor Support Services Co., OEM Surplus, Inc., Precision Technician Inc., and Semiconductor Equipment Specialist, Inc.) filed a lawsuit against Applied in the United States District Court for the Western District of Texas, captioned Silicon Services Consortium, Inc., et al. v. Applied Materials, Inc. The plaintiffs claim that a policy that Applied announced in January 2005 of limiting the sale of certain parts to them constituted an unlawful attempt to monopolize the refurbishment business, an interference with existing contracts, and an interference with prospective business relationships. The suit sought injunctive relief, damages, costs and attorneys’ fees. On January 17, 2007, Applied filed a counterclaim asserting claims for patent infringement, trademark infringement, trademark dilution, unfair competition, and misuse and misappropriation of trade secrets against each of the five plaintiffs/counter defendants, seeking damages as well as injunctive relief. All claims between Applied and Precision Technician were dismissed in September 2007 pursuant to a settlement, with no payment by either party. In December 2007, Applied reached a settlement with Semiconductor Equipment Specialist of all pending claims between them for an amount that was not material to Applied. In May 2008, Applied reached a settlement with Semiconductor Support Services of all pending claims between them in an amount that was not material to Applied. In July 2008, Applied reached a settlement with the remaining plaintiffs/counter defendants, Silicon Services Consortium and OEM Surplus, of all pending claims between them in an amount that was not material to Applied, and the lawsuit has been dismissed.

From time to time, Applied receives notification from third parties, including customers and suppliers, seeking indemnification, litigation support, payment of money or other actions by Applied in connection with claims made

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

On January 15, 2008, Applied announced a global cost reduction plan (the Plan) that primarily affected its Silicon and Applied Global Services segments and related support organizations. As part of the Plan, Applied will reduce its global workforce through a combination of job elimination and attrition. Applied expects to complete the Plan by the fourth quarter of fiscal 2008. During the first nine months of fiscal 2008, Applied recorded restructuring charges of $38 million, consisting primarily of employee termination costs to reduce its workforce by approximately 500 positions. The affected employees were based in North America, Europe and Asia, and represented multiple functions.

Changes in restructuring reserves for the Plan for the nine months ended July 27, 2008 were as follows (in thousands):

Provision for restructuring reserves	$38,481
Consumption of reserves	(2,158)

Balance, January 27, 2008	36,323
Consumption of reserves	(16,499)

Balance, April 27, 2008	19,824
Consumption of reserves	(2,284)

Balance, July 27, 2008	$17,540

On February 9, 2007, the Board of Directors of Applied approved a plan (the Implant Plan) to cease development of beamline implant products for semiconductor manufacturing and curtail the operations of Applied’s Implant group based in Horsham, England. Under the Implant Plan, Applied closed its research and development and manufacturing operations in Horsham in October 2007. The Implant group operated in the Silicon segment and the results of its operations were not material to the segment’s financial position or results of operations.

Costs under the Implant Plan for the nine months ended July 27, 2008 consisted primarily of restructuring charges of $11 million.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Changes in restructuring reserves related to the Implant Plan for the nine months ended July 27, 2008 were as follows:

	Severance	Facilities	Total
	(In thousands)

Balance, October 28, 2007	$9,739	$822	$10,561
Provision for restructuring reserves	104	10,626	10,730
Consumption of reserves	(6,224)	(496)	(6,720)
Foreign currency changes	(415)	(35)	(450)

Balance, January 27, 2008	3,204	10,917	14,121
Provision for restructuring reserves	85	521	606
Consumption of reserves	(129)	(525)	(654)
Foreign currency changes	54	156	210

Balance, April 27, 2008	3,214	11,069	14,283
Provision for restructuring reserves	—	138	138
Consumption of reserves	(659)	(830)	(1,489)
Foreign currency changes	29	98	127

Balance, July 27, 2008	$2,584	$10,475	$13,059

Changes in restructuring reserves related to facilities realignment programs initiated in prior periods for the nine months ended July 27, 2008 were as follows (in thousands):

Balance, October 28, 2007	$12,632
Consumption of reserves	(1,495)

Balance, January 27, 2008	11,137
Consumption of reserves	(1,473)

Balance, April 27, 2008	9,664
Consumption of reserves	(1,465)

Balance, July 27, 2008	$8,199

Note 8	Derivative Financial Instruments

Applied’s derivative financial instruments, consisting of currency forward exchange and option contracts, are recorded at fair value on the Consolidated Condensed Balance Sheet, either in other current assets or accounts payable and accrued expenses. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment, as well as the ineffective portion of any hedges, are recognized in the consolidated results of operations. The effective portion of the gain/(loss) on cash flow hedges is reported as a component of accumulated other comprehensive income/(loss) in stockholders’ equity and is reclassified into results of operations when the hedged transaction affects income/(loss). Amounts included in accumulated other comprehensive income/(loss) will generally be reclassified into earnings within 24 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in cost of products sold or expensed. The change in option and forward time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain/(loss) on the associated financial instrument in general and administrative expenses. The amounts recognized due to the anticipated transactions failing to occur or ineffective hedges were not material for all periods presented.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income/(loss) related to derivative activities decreased by $2 million during the three months ended July 27, 2008 due to net decreases in the intrinsic value of derivative instruments qualifying as cash flow hedges, and increased by $5 million during the nine months ended July 27, 2008 due to net increases in the intrinsic value of such instruments.

Note 9	Stockholders’ Equity

Comprehensive Income

Components of comprehensive income, on an after-tax basis where applicable, were as follows:

	Three Months Ended		Nine Months Ended
	July 27,	July 29,	July 27,	July 29,
	2008	2007	2008	2007
	(In thousands)

Net income	$164,768	$473,515	$729,651	$1,288,435
Change in unrealized net gain/(loss) on investments, net of taxes	(8,133)	21,110	(27,025)	23,340
Change in unrealized net gain/(loss) on derivative instruments qualifying as cash flow hedges, net of taxes	(2,333)	(330)	5,049	(2,718)
Foreign currency translation adjustments	(520)	2,453	2,201	10,147

Comprehensive income	$153,782	$496,748	$709,876	$1,319,204

Components of accumulated other comprehensive income, on an after-tax basis where applicable, were as follows:

	July 27,	October 28,
	2008	2007
	(In thousands)

Unrealized gain/(loss) on investments	$(10,270)	$16,755
Unrealized gain/(loss) on derivative instruments qualifying as cash flow hedges	3,640	(1,409)
Pension liability	(12,232)	(12,232)
Retiree medical benefits	(1,132)	(1,132)
Cumulative translation adjustments	11,572	9,371

	$(8,422)	$11,353

Stock Repurchase Program

Since March 1996, Applied has systematically repurchased shares of its common stock in the open market. In March 2006, the Board of Directors approved a stock repurchase program for up to $5.0 billion in repurchases over the next three years ending in March 2009. Pursuant to this authorization, on September 18, 2006, Applied entered into accelerated stock buyback agreements with Goldman, Sachs & Co. (Goldman Sachs), under which Applied agreed to purchase from Goldman Sachs outstanding shares of Applied common stock for an initial purchase price of $2.5 billion. Under the agreements, Applied purchased 145 million shares of Applied common stock on September 18, 2006 at a price per share of $17.20, and Goldman Sachs agreed to purchase an equivalent number of shares in the open market over the following four months. At the end of the four-month period, Applied was entitled to or subject to a price adjustment based upon the volume weighted average price of Applied common stock during the purchase period that could be settled, at Applied’s option, in cash or shares of its common stock. On January 24, 2007, Applied settled the price adjustment by payment of $132 million in cash to Goldman Sachs, resulting in an

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

adjusted price per share of $18.08. The repurchase was funded with Applied’s existing cash and investments and reported as treasury stock.

On September 15, 2006, the Board of Directors approved a new stock repurchase program for up to $5.0 billion in repurchases over the next three years ending in September 2009, of which authorization for $2.6 billion of repurchases remained as of July 27, 2008. Under this authorization, Applied is continuing a systematic stock repurchase program and also intends to make supplemental stock repurchases from time to time, depending on market conditions, stock price and other factors.

During the three months ended July 27, 2008 and July 29, 2007, respectively, Applied repurchased 15,611,000 shares of its common stock at an average price of $19.22 for a total cash outlay of $300 million, and 20,085,000 shares of its common stock at an average price of $19.91 for a total cash outlay of $400 million. During the nine months ended July 27, 2008 and July 29, 2007, respectively, Applied repurchased 64,263,000 shares of its common stock at an average price of $18.67 for a total cash outlay of $1.2 billion, and 41,464,000 shares of its common stock at an average price of $19.29 for a total cash outlay of $800 million.

Dividends

On March 10, 2008, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.06 per share that was paid on June 5, 2008 to stockholders of record as of May 15, 2008. On June 10, 2008, the Board of Directors declared a quarterly cash dividend in the amount of $0.06 per share that is payable on September 4, 2008 to stockholders of record as of August 14, 2008. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of Applied’s stockholders.

Note 10	Employee Benefit Plans

Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries. The components of the net periodic pension costs of these defined benefit plans for the three and nine months ended July 27, 2008 and July 29, 2007 were as follows:

	Three Months Ended		Nine Months Ended
	July 27,	July 29,	July 27,	July 29,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Service cost	$3,615	$3,947	$10,845	$11,649
Interest cost	3,191	2,627	9,573	7,831
Expected return on plan assets	(2,211)	(1,425)	(6,633)	(4,275)
Amortization of transition obligation	20	16	60	48
Amortization of prior service costs	(58)	(30)	(174)	(90)
Amortization of net (gain)/loss	147	503	441	1,509

Net periodic pension cost	$4,704	$5,638	$14,112	$16,672

Note 11	Borrowing Facilities

Applied has credit facilities for unsecured borrowings in various currencies of up to $1.1 billion, of which $1.0 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to expire in January 2012. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at July 27, 2008. No amounts were outstanding under this agreement at July 27, 2008. Of the

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

remaining credit facilities, $139 million are with Japanese banks at rates indexed to their prime reference rate denominated in Japanese yen. No amounts were outstanding under these credit facilities at July 27, 2008.

Note 12	Business Combinations

On January 31, 2008, Applied acquired all of the outstanding shares of Baccini, a privately-held company based in Italy, for a purchase price of $215 million in cash, net of cash and marketable securities acquired. The acquired business is a leading supplier of automated metallization and test systems for manufacturing crystalline silicon (c-Si) photovoltaic cells. In connection with this acquisition, Applied recorded goodwill of $158 million and intangible assets of $130 million. Of the $130 million of acquired intangible assets, $61 million was assigned to acquired backlog (to be amortized over 2 years), $34 million was assigned to customer relationships (to be amortized over 9 years), $27 million was assigned to purchased technology (to be amortized over 7 years), $6 million was assigned to covenants not to compete (to be amortized over 2 years), and $3 million was assigned to trademarks and tradenames (to be amortized over 7 years). The allocation of the purchase price was based on estimates of the fair value of the assets acquired and is subject to adjustment upon finalization of the purchase price allocation. The acquired business is reported under the Energy and Environmental Solutions segment.

On November 9, 2007, Applied purchased from Edwards certain assets of its Kachina semiconductor equipment parts cleaning and refurbishment business for $19 million. The acquisition expanded Applied’s existing Chamber Performance Services network of facilities that provide customers worldwide with technology and support for maintaining their chamber components. In connection with this acquisition, Applied recorded goodwill of $13 million and an intangible asset of $3 million (customer relationships, which will be amortized over 13 years). The acquired business is reported under the Applied Global Services segment.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

For all of the business combinations discussed above, the results of operations prior to the acquisition dates were not material in relation to those of Applied for any of the periods presented herein. Goodwill is not amortized but is reviewed periodically for impairment, and purchased technology is amortized over its useful life of 1 to 15 years.

Note 13	Income Taxes

Applied’s effective income tax rates for the third quarter of fiscal 2008 and fiscal 2007, respectively, were 32.1 percent and 31.1 percent, and both periods include the impact of restructuring charges (see Note 7). The tax provision for the third quarter of fiscal 2008 included $19 million of tax expense for certain tax corrections pertaining to tax items prior to fiscal 2008. The impact of the corrections recognized during the third quarter of fiscal 2008 was not considered material to the prior reporting periods. Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, and the tax rate on equity compensation. Management carefully monitors these factors and timely adjusts the interim income tax rate accordingly.

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

As of October 29, 2007, Applied had net unrecognized tax benefits of $52 million, all of which, if recognized, would result in a reduction of Applied’s effective tax rate. For the nine months ended July 27, 2008, Applied recorded an increase in its net unrecognized tax benefits of $1 million.

As of October 29, 2007, the gross liability for unrecognized tax benefits was $60 million, exclusive of interest and penalties. Interest and penalties related to uncertain tax positions were $11 million and are reported in the provision for income taxes in the Consolidated Condensed Statement of Operations. At July 27, 2008, Applied had no tax positions for which it was reasonably possible that the liability for unrecognized tax benefits would significantly change within the next 12 months.

A number of Applied’s tax returns remain subject to examination by taxing authorities. These include United States federal returns for 2005 and after, tax returns in certain states for 2002 and after, and tax returns in certain jurisdictions outside of the United States for 2003 and after.

Note 14	Industry Segment Operations

Applied’s four reportable segments are: Silicon, Applied Global Services, Display, and Energy and Environmental Solutions. Prior to the first quarter of fiscal 2008, the Applied Global Services segment was named Fab Solutions, and the Energy and Environmental Solutions segment was named Adjacent Technologies. Applied’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Segment information is presented based upon Applied’s management organization structure as of July 27, 2008 and the distinctive nature of each segment. Future changes to this internal structure may result in changes to the reportable segments disclosed.

Each reportable segment is separately managed and has separate financial results that are reviewed by Applied’s chief operating decision-maker. Each reportable segment contains closely related products that are

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

unique to the particular segment. Segment operating income is determined based upon internal performance measures used by the chief operating decision-maker.

Applied derives the segment results from its internal management reporting system. The accounting policies Applied uses to derive reportable segment results are substantially the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics, including orders, net sales and operating income. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. Applied does not allocate to its reportable segments certain operating expenses that it manages separately at the corporate level, which include costs related to equity-based compensation and certain components of variable compensation, corporate marketing and sales, corporate functions (certain management, finance, legal, human resources and RD&E), and unabsorbed information technology and occupancy. In addition, Applied does not allocate to its reportable segments restructuring and asset impairment charges and any associated adjustments related to restructuring actions. Segment operating income excludes interest income/expense and other financial charges and income taxes according to how a particular reportable segment’s management is measured. Management does not consider the unallocated costs in measuring the performance of the reportable segments.

Effective the first quarter of fiscal 2008, Applied changed the management reporting system for services to report all service results in the Applied Global Services segment. Applied has reclassified segment operating results for the three and nine months ended July 29, 2007 to conform to the fiscal 2008 presentation.

The Silicon segment includes semiconductor capital equipment for etch, rapid thermal processing (RTP), deposition, chemical mechanical planarization (CMP), and metrology and inspection.

The Applied Global Services segment includes technically differentiated products and services to improve the operating efficiency, reduce operating costs and lessen the environmental impact of semiconductor, display and solar customers’ factories. Applied Global Services’ products consist of spares, services, certain earlier generation products, and remanufactured equipment. Customer demand for these products and services is fulfilled through a global distribution system with trained service engineers located in close proximity to customer sites.

The Display segment encompasses products for manufacturing LCDs for TVs, personal computers and other video-enabled devices. The Display segment also includes design and manufacture of differentiated stand-alone equipment for the Applied SunFabtm Thin Film Line.

The Energy and Environmental Solutions segment includes products for fabricating solar photovoltaic cells and modules, high throughput roll-to-roll coating systems for flexible electronics and web products, and systems used in the manufacture of energy-efficient glass.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Information for each reportable segment for the three and nine months ended July 27, 2008 and July 29, 2007 is as follows:

	Three Months Ended		Nine Months Ended
	July 27,	July 29,	July 27,	July 29,
	2008	2007	2008	2007
		Operating		Operating
	Net Sales	Income (Loss)	Net Sales	Income (Loss)
	(In thousands)		(In thousands)

2008:
Silicon	$755,592	$172,127	$3,260,729	$1,065,307
Applied Global Services	607,214	144,741	1,801,187	451,962
Display	310,944	103,049	641,707	196,745
Energy and Environmental Solutions	174,418	(85,152)	381,940	(204,168)

Total Segment	$1,848,168	$334,765	$6,085,563	$1,509,846

2007:
Silicon	$1,772,042	$702,466	$5,000,259	$1,828,524
Applied Global Services	599,178	154,933	1,748,050	471,121
Display	161,068	33,929	516,168	111,735
Energy and Environmental Solutions	28,696	(29,349)	103,335	(59,021)

Total Segment	$2,560,984	$861,979	$7,367,812	$2,352,359

Reconciliations of segment operating results to Applied consolidated totals for the three and nine months ended July 27, 2008 and July 29, 2007 are as follows:

	Three Months Ended		Nine Months Ended
	July 27,	July 29,	July 27,	July 29,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Total segment operating income	$334,765	$861,979	$1,509,846	$2,352,359
Unallocated costs	(106,295)	(188,501)	(421,246)	(518,565)
Restructuring and asset impairment charges	(138)	(1,616)	(49,634)	(23,382)

Income from operations	$228,332	$671,862	$1,038,966	$1,810,412

Note 15	Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. Applied is evaluating the potential impact of the implementation of FSP 142-3 on its financial position and results of operations.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

cash flows. SFAS 161 will be effective for Applied in fiscal 2010, with early adoption permitted. Applied is evaluating the potential impact of the implementation of SFAS 161 on its financial position and results of operations.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” (SFAS 141(R)). The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) will be effective for Applied in fiscal 2010, with early adoption prohibited. Applied is evaluating the potential impact of the implementation of SFAS 141(R) on its financial position and results of operations.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (SFAS 159), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS 159 will be effective for Applied in fiscal 2009. Applied is evaluating the potential impact of the implementation of SFAS 159 on its financial position and results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of Applied’s first quarter of fiscal 2010. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for Applied beginning in the first quarter of fiscal 2009. Applied is evaluating the potential impact of the implementation of SFAS 157 on its financial position and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements in this Quarterly Report, including those made by the management of Applied, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Applied’s future financial results, operating results, cash flows and cash deployment strategies, business strategies, costs, products, competitive positions, management’s plans and objectives for future operations, research and development, acquisitions and joint ventures, growth opportunities, customer contracts, investments, liquidity, declaration of dividends, and legal proceedings, as well as industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part II, Item 1A, “Risk Factors,” below and elsewhere in this report. Other risks and uncertainties may be disclosed in Applied’s prior Securities and Exchange Commission (SEC) filings. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Applied undertakes no obligation to revise or update any forward-looking statements.

Overview

Applied provides Nanomanufacturing Technologytm solutions for the global semiconductor, flat panel display, solar and related industries, with a broad portfolio of innovative equipment, service and software products. Applied’s customers are primarily manufacturers of semiconductors, liquid crystal displays (LCDs), solar photovoltaic cells and modules (solar PVs), flexible electronics and energy-efficient glass. Applied operates in four reportable segments: Silicon, Applied Global Services, Display, and Energy and Environmental Solutions. Product development and manufacturing activities occur primarily in North America, Europe, Israel and Asia. Applied’s broad range of equipment and service products are highly technical and are sold primarily through a direct sales force.

Applied’s results are driven primarily by worldwide demand for semiconductors, which in turn depends on end-user demand for electronic products. Each of Applied’s businesses is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for chips, LCDs, solar PVs and other electronic devices, as well as other factors, such as global economic and market conditions and technological advances in fabrication processes.

New orders decreased by 11 percent for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, and by 7 percent for the first nine months of fiscal 2008 compared to the corresponding period in fiscal 2007. Net sales decreased by 28 percent for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, and by 17 percent for the first nine months of fiscal 2008 compared to the corresponding period in fiscal 2007. The decreases in new orders and net sales for both periods were primarily due to lower orders and sales of semiconductor equipment, offset in part by increased orders and sales of LCD and solar equipment. Net income for the third quarter of fiscal 2008 declined 65 percent compared to the same period in the prior year. Net income for the first nine months of fiscal 2008 decreased 43 percent compared to the same period in the prior year. The decline in net income for both periods was primarily due to lower net sales while operating expenses remained essentially flat. Fiscal 2008 year-to-date results included restructuring charges associated with a global cost reduction plan initiated in January 2008. During the first nine months of fiscal 2008, Applied generated operating cash flow of $1.6 billion and repurchased 64 million shares of its common stock for $1.2 billion.

Results of Operations

The following table presents certain significant measurements for the three and nine months ended July 27, 2008 and July 29, 2007:

	Three Months Ended			Nine Months Ended
	July 27,	July 29,		July 27,	July 29,
	2008	2007	% Change	2008	2007	% Change
	(In millions, except per share amounts and percentages)			(In millions, except per share amounts and percentages)

New orders	$2,030	$2,284	(11)%	$6,943	$7,471	(7)%
Net sales	$1,848	$2,561	(28)%	$6,086	$7,368	(17)%
Gross margin	$742	$1,216	(39)%	$2,644	$3,416	(23)%
Gross margin percent	40.2%	47.5%	(15)%	43.4%	46.4%	(6)%
Net income	$165	$474	(65)%	$730	$1,288	(43)%
Earnings per diluted share	$0.12	$0.34	(64)%	$0.53	$0.91	(42)%

Applied received new orders of $2.0 billion for the third quarter of fiscal 2008 down 11 percent from the third quarter of fiscal 2007. The decrease in new orders for the third quarter of fiscal 2008 from the third quarter of fiscal 2007 was primarily attributable to lower demand for semiconductor equipment by Flash, dynamic random access memory (DRAM) and logic chip manufacturers, partially offset by increased demand by foundry chip, LCD and solar PV manufacturers, and a slight increase in demand for services. New orders decreased 7 percent to $6.9 billion for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. Lower orders for the first nine months of fiscal 2008 compared to the corresponding period of fiscal 2007 reflected decreased demand for semiconductor equipment and service products, partially offset by increased investment by LCD and solar customers.

New orders by geographic region (determined by the location of customers’ facilities) for the three and nine months ended July 27, 2008 and July 29, 2007 were as follows:

	Three Months Ended				Nine Months Ended
	July 27,		July 29,		July 27,		July 29,
	2008		2007		2008		2007
	($)	(%)	($)	(%)	($)	(%)	($)	(%)
	(In millions, except percentages)

Japan	425	21	454	20	1,022	15	1,132	15
North America(*)	393	19	271	12	1,189	17	1,223	16
Korea	352	17	430	19	1,252	18	1,332	18
Southeast Asia and China	338	17	216	9	1,047	15	874	12
Europe	319	16	198	9	897	13	808	11
Taiwan	203	10	715	31	1,536	22	2,102	28

Total	2,030	100	2,284	100	6,943	100	7,471	100

*	Primarily the United States.

Applied’s backlog at the end of the most recent three fiscal quarters was as follows: $4.7 billion at July 27, 2008, $4.6 billion at April 27, 2008, and $4.1 billion at January 27, 2008. Backlog increased for the third quarter of fiscal 2008 primarily due to the inclusion of orders for products obtained through the acquisitions of Baccini S.p.A. (Baccini) and HCT Shaping Systems S.A. (HCT) that met Applied’s order recognition criteria during the third quarter of fiscal 2008 but did not qualify for order recognition at the time of the acquisition, partially offset by debookings, primarily of semiconductor equipment, and unfavorable currency adjustments. Backlog consists only of orders for which written authorizations have been accepted, shipment dates within 12 months have been assigned and revenue has not been recognized. Due to the potential for customer changes in delivery schedules or cancellation of orders, Applied’s backlog at any particular time is not necessarily indicative of actual sales for future periods.

Net sales for the third quarter of fiscal 2008 decreased 28 percent from the third quarter of fiscal 2007 to $1.8 billion. Net sales decreased 17 percent to $6.1 billion for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. The decreases in net sales for both periods were due to decreased investment by Flash, DRAM, logic and foundry customers, partially offset by increased sales of LCD and solar equipment and sales of services.

Net sales by geographic region (determined by the location of customers’ facilities) for the three and nine months ended July 27, 2008 and July 29, 2007 were as follows:

	Three Months Ended				Nine Months Ended
	July 27,		July 29,		July 27,		July 29,
	2008		2007		2008		2007
	($)	(%)	($)	(%)	($)	(%)	($)	(%)
	(In millions, except percentages)

Southeast Asia and China	442	24	343	13	1,020	17	972	13
Korea	348	19	397	16	981	16	1,373	19
Taiwan	316	17	895	35	1,451	24	2,105	29
North America(*)	276	15	342	13	1,106	18	1,178	16
Japan	262	14	337	13	943	15	1,064	14
Europe	204	11	247	10	585	10	676	9

Total	1,848	100	2,561	100	6,086	100	7,368	100

*	Primarily the United States.

Gross margin was 40.2 percent for the third quarter of fiscal 2008 compared to 47.5 percent for the third quarter of fiscal 2007. The decrease in the gross margin percentage for the third quarter of fiscal 2008 from that of the same period in the prior year was principally attributable to lower revenue and lower build volumes that resulted in reduced factory absorption.

Operating expenses included expenses related to research, development and engineering (RD&E), marketing and selling (M&S), and general and administrative (G&A). Expenses related to RD&E, M&S and G&A were $514 million for the third quarter of fiscal 2008, compared to $543 million for the third quarter of fiscal 2007. Lower operating expenses in these categories during the third quarter of fiscal 2008 compared to the same period in the prior year were principally attributable to decreases in RD&E and G&A expenses, primarily resulting from lower variable compensation expense and cost control initiatives. Expenses related to RD&E, M&S and G&A were $1.6 billion for the first nine months of fiscal 2008, compared to $1.6 billion in fiscal 2007, with changes in the composition of these expenses consisting of increased M&S expenses, offset in part by lower RD&E and G&A expenses in the first nine months of fiscal 2008.

Operating expenses for the third quarter of fiscal 2008 included restructuring and asset impairment charges of $138,000, as well as other operating costs related to facilities closures associated with ceasing development of beamline implant products of $156,000, compared to $2 million and $6 million, respectively, for the third quarter of fiscal 2007. Restructuring and asset impairment charges for the first nine months of fiscal 2008 and fiscal 2007 were $50 million and $23 million, respectively. Restructuring activities for the first nine months of fiscal 2008 consisted principally of a global cost reduction plan. Restructuring and asset impairment charges for the first nine months of fiscal 2007 consisted of costs associated with ceasing development of beamline implant products. (See Note 7 of Notes to Consolidated Condensed Financial Statements.)

Net interest income was $21 million for the third quarter of fiscal 2008 and $22 million for the third quarter of fiscal 2007. Net interest income was $73 million for the first nine months of fiscal 2008 and $67 million for the first nine months of fiscal 2007. The increase in net interest income during the nine months of fiscal 2008 was due primarily to a decrease in interest expense associated with scheduled debt maturities that occurred in September 2007.

Applied’s effective income tax rates for the third quarter of fiscal 2008 and the third quarter of fiscal 2007 were 32.1 percent and 31.1 percent, respectively, and both periods included the impact of restructuring charges. The tax provision for the third quarter of fiscal 2008 included $19 million of tax expense for certain tax corrections pertaining to tax items prior to fiscal 2008. The impact of the corrections recognized during the third quarter of fiscal 2008 was not considered material to the prior reporting periods. Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, and the tax rate on equity compensation. Management carefully monitors these factors and timely adjusts the interim income tax rate accordingly.

Segment Information

Applied operates in four reportable segments: Silicon, Applied Global Services, Display, and Energy and Environmental Solutions. A description of the products and services, as well as financial data, for each reportable segment can be found in Note 14 of Notes to Consolidated Condensed Financial Statements. Applied does not allocate to its reportable segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include equity-based compensation and certain components of variable compensation, corporate marketing and sales, corporate functions (certain management, finance, legal, human resources and RD&E), and unabsorbed information technology and occupancy costs. Effective in the first quarter of fiscal 2008, Applied renamed two of its reportable segments. The Fab Solutions segment was renamed Applied Global Services, and the Adjacent Technologies segment was renamed Energy and Environmental Solutions. In addition, Applied changed its management reporting system for services to report all service results in the Applied Global Services segment. Applied has reclassified segment operating results for the three and nine months ended July 29, 2007 to conform to the fiscal 2008 presentation.

Discussions below include the results of each reportable segment.

Silicon Segment

The Silicon segment includes semiconductor capital equipment for deposition, etch, rapid thermal processing (RTP), chemical mechanical planarization (CMP), and metrology and inspection. Development efforts are focused on solving customers’ key technical challenges, including transistor performance and nanoscale patterning, and improving chip manufacturing productivity to reduce costs.

	Three Months Ended		Nine Months Ended
	July 27,	July 29,	July 27,	July 29,
	2008	2007	2008	2007
	(In millions)		(In millions)

New orders	$793	$1,614	$2,929	$5,308
Net sales	756	1,772	3,261	5,000
Operating income	172	702	1,065	1,829

Silicon new orders decreased 51 percent to $793 million for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, reflecting the slowdown in the semiconductor equipment industry. New orders decreased 45 percent to $2.9 billion for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. The decreases in new orders for both periods were due to reduced demand for equipment from Flash, DRAM and logic customers, partially offset by increased demand from foundry customers.

Net sales decreased 57 percent to $756 million for the third quarter of fiscal 2008 from the third quarter of fiscal 2007 Net sales decreased 35 percent to $3.3 billion for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. The decreases in net sales for both periods were due to decreased investment by Flash, DRAM, logic and foundry customers.

Operating income decreased 75 percent to $172 million for the third quarter of fiscal 2008 from the third quarter of fiscal 2007. Operating income decreased 42 percent to $1.1 billion for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. Decreases in operating income for both periods were due to significantly lower revenue levels, partially offset by lower operating expenses attributable to continued focus on cost controls.

Applied Global Services Segment

The Applied Global Services segment encompasses technically differentiated products, including spares, services, certain earlier generation products, and remanufactured equipment, to improve operating efficiency, reduce operating costs, and lessen the environmental impact of semiconductor, display and solar customers’ factories. Customer demand for products and services is fulfilled through a global distribution system with trained service engineers located in close proximity to customer sites.

	Three Months Ended		Nine Months Ended
	July 27,	July 29,	July 27,	July 29,
	2008	2007	2008	2007
	(In millions)		(In millions)

New orders	$541	$559	$1,753	$1,864
Net sales	607	599	1,801	1,748
Operating income	145	155	452	471

New orders decreased 3 percent to $541 million for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, due to decreased orders for remanufactured equipment, factory automation software and spares. New orders decreased 6 percent to $1.8 billion for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007, due to lower orders for spares, partially offset by increased orders for remanufactured equipment and factory automation software.

Net sales increased 1 percent to $607 million for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. Net sales increased 3 percent to $1.8 billion for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. The net sales increases in both periods reflected increased sales of remanufactured equipment and factory automation software, offset in part by lower sales of spares.

Operating income decreased 6 percent to $145 million for the third quarter of fiscal 2008 from the third quarter of fiscal 2007,and by 4 percent to $452 million for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. The decreases in operating income for both periods were due to increased operating expenses, partially offset by higher net sales and a favorable product mix.

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

	Three Months Ended		Nine Months Ended
	July 27,	July 29,	July 27,	July 29,
	2008	2007	2008	2007
	(In millions)		(In millions)

New orders	$374	$58	$1,422	$153
Net sales	311	161	642	516
Operating income	103	34	197	112

New orders increased significantly to $374 million for the third quarter of fiscal 2008 compared to $58 million for the third quarter of fiscal 2007. New orders were $1.4 billion for the first nine months of fiscal 2008 compared to $153 million for the first nine months of fiscal 2007. Increased orders for both periods were due to substantial increases in demand by LCD customers in response to strong end-product demand. This demand for LCD equipment appears to have reached an inflexion point in the third quarter of fiscal 2008 and is expected to trend downward significantly, reflecting the volatility of the display industry.

Net sales for the periods reported reflect the increase in orders that began in fiscal 2007. Net sales increased 93 percent to $311 million for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. Net sales increased 25 percent to $642 million for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007.

Operating income increased to $103 million for the third quarter of fiscal 2008 from $34 million for the third quarter of fiscal 2007. Operating income increased 75 percent to $197 million for the first nine months of fiscal 2008 compared to $112 million for the first nine months of fiscal 2007. Operating income increased in both periods due to higher revenue levels, product mix and lower operating costs.

Fiscal 2007 new orders, net sales and operating income reported herein are lower than the previously reported amounts due to the reclassification of display service products from the Display segment to the Applied Global Services segment.

Energy and Environmental Solutions Segment

The Energy and Environmental Solutions segment includes products for fabricating solar PV cells and modules, high throughput roll-to-roll coating systems for flexible electronics and web products, and systems used in the manufacture of energy-efficient glass. This business is focused on delivering solutions to generate and conserve energy, with an emphasis on lowering the cost to produce solar power by providing equipment to enhance manufacturing scale and efficiency. This segment includes products for manufacturing crystalline silicon solar PVs that were obtained through the acquisitions of HCT in fiscal 2007 and Baccini in fiscal 2008,

	Three Months Ended		Nine Months Ended
	July 27,	July 29,	July 27,	July 29,
	2008	2007	2008	2007
	(In millions)		(In millions)

New orders	$322	$53	$839	$147
Net sales	174	29	382	103
Operating loss	(85)	(29)	(204)	(59)

New orders of $322 million for the third quarter of fiscal 2008 increased from $53 million for the third quarter of fiscal 2007. New orders of $839 million for the first nine months of fiscal 2008 increased from $147 million for the first nine months of fiscal 2007. The increases in orders for both periods were primarily due to the recognition of orders for Applied’s SunFabtm Thin Film Line, the first of which occured in the first quarter of fiscal 2008, as well as orders for crystalline silicon products.

Net sales of $174 million for the third quarter of fiscal 2008 increased from $29 million for the third quarter of fiscal 2007. Net sales of $382 million for the first nine months of fiscal 2008 increased from $103 million for the first nine months of fiscal 2007. The increases in net sales in both periods were due to increased sales across all products.

The operating loss of $85 million for the third quarter of fiscal 2008 increased from $29 million for the third quarter of fiscal 2007. The operating loss of $204 million for the first nine months of fiscal 2008 increased from $59 million for the first nine months of fiscal 2007. The increases in operating loss in both periods reflected increased RD&E spending to develop products that enable lower-cost production of solar energy, increased operating costs, amortization of acquisition-related costs, and costs related to expansion of solar marketing efforts, partially offset by higher revenues.

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and investments remained essentially unchanged at $3.7 billion as of July 27, 2008 and October 28, 2007.

Cash, cash equivalents and investments consisted of the following:

	July 27,	October 28,
	2008	2007
	(In millions)

Cash and cash equivalents	$1,140	$1,203
Short-term investments	1,157	1,167
Long-term investments	1,427	1,362

Total cash, cash equivalents and investments	$3,724	$3,732

Applied generated $1.6 billion of cash from operating activities for the nine months ended July 27, 2008. The primary source of operating cash flow for the nine months ended July 27, 2008 was net income, adjusted to exclude the effect of non-cash charges including depreciation, amortization, equity-based compensation, and restructuring expenses, which was partially offset by changes in operating assets and liabilities. Applied utilized programs to sell certain accounts receivable and to discount certain letters of credit totaling $218 million for the nine months ended July 27, 2008. The sale of accounts receivable increases cash and reduces accounts receivable and days sales outstanding. Days sales outstanding for the third quarter of fiscal 2008 increased to 78 days, compared to 73 days in the second quarter of fiscal 2008. Availability and usage of programs to sell accounts receivable and discount letters of credit depend on many factors, including the cost of such arrangements and the willingness of financial institutions to purchase receivables and discount the letters of credit. For further details regarding discounting letters of credit, see Note 3 of Notes to Consolidated Condensed Financial Statements.

Applied used $539 million of cash for investing activities during the nine months ended July 27, 2008, including the acquisition of all of the outstanding shares of Baccini for a purchase price of $215 million in cash, net of cash and marketable securities acquired, and the purchase from Edwards Vacuum, Inc. of certain assets of its Kachina semiconductor equipment parts cleaning and refurbishment business for $19 million in cash. Purchases of investments, net of proceeds from sales and maturities of investments, totaled $94 million. Capital expenditures, associated principally with certain infrastructure initiatives, totaled $210 million.

Applied used $1.1 billion of cash for financing activities during the nine months ended July 27, 2008, consisting primarily of payments of $1.2 billion to repurchase common shares and $246 million in cash dividends to stockholders, partially offset by $335 million received from the issuance of common stock under equity plans.

On March 10, 2008, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.06 per share that was paid on June 5, 2008 to stockholders of record as of May 15, 2008. On June 10, 2008, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.06 per share, payable on September 4, 2008 to stockholders of record as of August 14, 2008. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of Applied’s stockholders.

Applied has credit facilities for unsecured borrowings in various currencies of up to $1.1 billion, of which $1.0 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to expire in January 2012. The agreement provides for borrowings at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at July 27, 2008. No amounts were outstanding under this agreement at July 27, 2008 (see Note 11 of Notes to Consolidated Condensed Financial Statements).

In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of July 27, 2008, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was $206 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Applied expects that changes in its business will affect its working capital components, primarily related to its Energy and Environmental Solutions segment, which includes products for manufacturing solar PVs. Applied believes that the solar industry is moving to increasingly greater factory output of solar modules, including projects with an output capable of generating electricity on a gigawatt scale. Applied has entered into contracts with multiple customers for its SunFabtm Thin Film Line, for projects of varying scale. Fulfillment of these contracts requires Applied to invest in inventory, and Applied may obtain customer deposits that reduce the associated effect on other working capital components.

Applied’s investment portfolio consists principally of investment grade municipal bonds, money market mutual funds, U.S. Treasury and agency securities, corporate bonds, and mortgage-backed and asset-backed securities. Applied regularly monitors the credit risk in its investment portfolio and takes appropriate measures to manage such risks prudently in accordance with its investment policies. As a result of recent adverse conditions in the financial markets, the following types of financial instruments may present risks arising from liquidity and/or credit concerns: structured investment vehicles, auction rate securities, sub-prime and “Alt-A” mortgage-backed securities, and collateralized debt obligations. At July 27, 2008, Applied’s holdings in these categories of investments totaled $38 million, or 1.0% of total cash, cash equivalents and investments, which Applied does not consider to be material. In the event that these categories of investments that are experiencing credit concerns become illiquid, Applied does not believe that this will materially affect the Company’s liquidity or results of operations. In the first three quarters of fiscal 2008, as part of its regular investment review process, Applied recorded an insignificant impairment charge associated with its investment portfolio. While Applied cannot predict future market conditions or market liquidity, Applied believes that its investment policies provide an appropriate means to manage the risks in its investment portfolio.

Although cash requirements will fluctuate based on the timing and extent of many factors such as those discussed above and in Part II, Item 1A, “Risk Factors” below, Applied’s management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy Applied’s liquidity requirements for the next 12 months. For further details regarding Applied’s operating, investing and financing activities, see the Consolidated Condensed Statements of Cash Flows.

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

For further information about Applied’s critical accounting policies, see the discussion of critical accounting policies in Applied’s 2007 Form 10-K. Management believes that there has been no significant change during the nine months ended July 27, 2008 to the items disclosed as critical accounting policies in Applied’s 2007 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $2.8 billion at July 27, 2008. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at July 27, 2008, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $31 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the Consolidated Condensed Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

Certain operations of Applied are conducted in foreign currencies. Applied enters into currency forward exchange and option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 18 months. Gains and losses on these contracts are generally recognized in income at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on currency forward exchange and option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses were not material for the three and nine months ended July 27, 2008 and July 29, 2007.

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

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events that may prove to be incorrect.

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

As a supplier to the global semiconductor, flat panel display, solar and related industries, Applied is subject to business cycles, the timing, length and volatility of which can be difficult to predict and which vary by reportable segment. These industries have historically been cyclical due to sudden changes in customers’ manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for customers’ products, and inventory levels relative to demand. The effects on Applied of these changes in demand, including end-customer demand, are occurring more rapidly. These changes have affected the timing and amounts of customers’ purchases and investments in technology, and continue to affect Applied’s orders, net sales, gross margin, and results of operations.

To meet rapidly changing demand in each of the industries it serves, Applied must effectively manage its resources and production capacity for each of its segments and across multiple segments. During periods of decreasing demand for Applied’s products, Applied must be able to appropriately align its cost structure with prevailing market conditions; effectively manage its supply chain; and motivate and retain key employees. During periods of increasing demand, Applied must have sufficient manufacturing capacity and inventory to meet customer demand; effectively manage its supply chain; and attract, retain and motivate a sufficient number of qualified individuals. If Applied is not able to timely and appropriately adapt to changes in industry cycles, Applied’s business, financial condition or results of operations may be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes in the semiconductor, flat panel display, solar and related industries.

The global industries in which Applied operates are characterized by ongoing changes, including: (1) higher capital requirements for building and operating new semiconductor, flat panel display and solar photovoltaic cell or module (PV) fabrication plants and the resulting effect on customers’ ability to raise the necessary capital; (2) differing rates of market growth for, and capital investments by, various semiconductor device makers, such as memory (including NAND Flash and DRAM), logic and foundry, as well as liquid crystal display (LCD) and solar manufacturers; (3) industry growth rates; (4) the increasing cost and decreasing affordability of research and development due to many factors, including decreasing linewidths, the increasing number of materials, applications and process steps, and the greater complexity of process development and chip design; (5) the increasing difficulty for customers to move from product design to volume manufacturing and the resulting impact on new technology adoption rates; (6) the importance of reducing the cost of system ownership, due in part to the increasing significance of consumer electronics as a driver for semiconductor and LCD demand and the related focus on lower prices; (7) varying levels of business information technology spending; (8) the heightened importance to customers of system reliability and productivity, including a requirement of certification by third parties in certain circumstances, and the effect on demand for systems as a result of their increasing productivity, device yield and reliability; (9) the growing types and varieties of semiconductors and expanding number of applications across multiple substrate sizes, resulting in customers’ divergent technical demands; (10) demand for shorter cycle times for the development, manufacture and installation of manufacturing equipment; (11) the challenge to semiconductor manufacturers of moving volume manufacturing from one technology node to the next smaller technology node, and the resulting impact on the technology transition rate and the rate of investment in capital equipment; (12) price and performance trends for semiconductor devices, LCDs and solar modules; (13) difficulties associated with transitioning to larger substrate sizes for semiconductor and LCDs and with establishing a standard form factor for thin film solar modules; (14) the increasing importance of the availability of spare parts to maximize system uptime; and (15) the increasing focus on energy usage, the environment and sustainability. If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the semiconductor, flat panel display, solar and related industries, its business, financial condition and results of operations could be materially and adversely affected.

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

As part of its growth strategy, Applied must successfully expand into related or new markets and industries, either with its existing nanomanufacturing technology products or with new products developed internally or obtained through acquisitions. These include the emerging solar market, which Applied entered in 2006 and which is subject to ongoing changes in demand for solar PV products arising from, among other things, the cost and performance of solar PV technology; the cost and availability of other energy sources; the adequacy of or changes in government energy policies, including the availability and amount of government incentives for solar power; the nature and extent of utility providers’ investment or role in solar power; technological innovations; and evolving industry standards. In addition, Applied believes that the solar industry is moving to increasingly greater factory output of solar PVs, including output on a level sufficient to annually generate electricity on a gigawatt scale. The entry into different markets involves additional challenges, including those arising from: (1) Applied’s ability to anticipate demand, capitalize on opportunities, and avoid or minimize risks; (2) the complexity of managing multiple businesses; (3) the adoption of new business models, such as the supply of an integrated production line consisting of a suite of Applied and non-Applied equipment to manufacture PVs; (4) the need to develop adequate new business processes and systems; (5) Applied’s ability to rapidly expand its operations to meet increased demand, including demand for one or more gigawatt-scale solar factories, and the associated effect on Applied’s working capital; (6) Applied’s ability to differentiate its products from those of competitors and any disruptive technologies, meet performance specifications, and drive efficiencies and cost reductions; (7) difficulties in production planning, execution, supply chain management and logistics; (8) new materials, processes and technologies; (9) the complexity of successfully accomplishing the simultaneous start-up of multiple, integrated thin film production lines; (10) the need to attract, motivate and retain employees with skills and expertise in these new areas; (11) new and more diverse customers and suppliers, including some with limited operating histories, uncertain and/or limited funding, evolving business models and/or locations in regions where Applied does not have existing operations; (12) customers’ ability to timely satisfy regulatory requirements; (13) different customer service requirements; (14) third parties’ intellectual property rights; (15) the need to comply with, or work to establish, industry standards and practices; and (16) Applied’s ability to effectively compete in new industries and countries, including managing risks associated with new and/or different customers, competitors (with potentially more financial or other resources and industry experience), levels of government involvement, supply chain models, suppliers, employees, business practices, laws and regulations. If Applied does not successfully manage the risks resulting from its entry into new markets and industries, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to the risks of operating a global business.

In the third quarter of fiscal 2008, approximately 85 percent of Applied’s net sales were to customers in regions outside the United States, with a majority of business from customers in Asia. Certain of Applied’s RD&E and/or manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in China. The global nature of Applied’s business and operations presents challenges, including but not limited to those arising from: (1) uncertainties with respect to economic growth rates in various countries; (2) varying regional and geopolitical business conditions and demands; (3) local, regional, national or international regulatory requirements; (4) global trade issues, including those related to the interpretation and application of import and export licenses; (5) variations in protection of intellectual property and other legal rights in different countries; (6) positions taken by U.S. governmental agencies regarding possible national commercial and/or security issues posed by international business operations; (7) fluctuating raw material and energy costs; (8) variations in the ability to develop relationships with suppliers and other local businesses; (9) changes in laws and regulations of the United States (including export restrictions) and other countries, as well as their interpretation and application; (10) fluctuations in interest rates and currency exchange rates, including the weakening relative position of the U.S. dollar; (11) the need to provide sufficient levels of technical support in different locations; (12) political instability, natural disasters (such as earthquakes, floods or storms), pandemics, terrorism or acts of war in locations where Applied has operations, suppliers or sales; (13) cultural differences; (14) special customer- or government-supported efforts to promote the development and growth of local competitors; (15) shipping costs and/or delays; (16) adverse conditions in financial markets that may affect the liquidity and/or credit of financial instruments in Applied’s investment portfolio; and (17) adverse conditions in credit markets. Many of these challenges are present in China, which is experiencing significant growth of both suppliers and competitors to Applied, and which Applied believes presents a large potential market for its products and opportunity for growth over the long term. In addition, Applied must regularly reassess the size, capability and location of its global infrastructure and make appropriate changes. These challenges may materially and adversely affect Applied’s business, financial condition and results of operations.

Applied is exposed to risks associated with a highly concentrated customer base.

Applied’s semiconductor and flat panel display customer base historically has been, and is becoming even more, highly concentrated. In addition, certain customers have entered into strategic alliances or industry consortia that have increased the influence of key industry participants in technology decisions made by their partners. In the solar area, while the number of solar PV manufacturing customers is increasing as the number of market entrants grows, the size of contracts with particular customers is expected to rise substantially as the industry moves to solar module factory output capacity on a level sufficient to annually generate electricity on a gigawatt scale. In this environment, orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of Applied’s net sales. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they delay or cancel orders, Applied may not be able to replace the business. As Applied’s products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant, non-recoverable costs. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to Applied. In addition, certain customers have undergone significant ownership and/or management changes, and/or have outsourced manufacturing activities, which may result in additional complexities in managing customer relationships and transactions. These factors could have a material adverse effect on Applied’s business, financial condition and results of operations.

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

To better align its costs with market conditions, increase its presence in growing markets, enhance productivity, and improve efficiencies, Applied conducts engineering, software development and other operations in regions outside the United States, particularly India and China, and outsources certain functions to third parties, including companies in the United States, India, China and other countries. Outsourced functions include certain engineering, manufacturing, customer support, software development, information technology support and administrative activities. The expanding role of third party providers has required changes to Applied’s existing operations and the adoption of new procedures and processes for retaining and managing these providers in order to realize the potential productivity and operational efficiencies, assure quality and continuity of supply, and protect Applied’s intellectual property. In addition, Applied has implemented several key operational initiatives intended to improve manufacturing efficiency, including integrate-to-order, module-final-test and merge-in-transit programs. Applied also is implementing a multi-year, company-wide program to transform certain business processes, which includes transitioning to a single enterprise resource planning (ERP) software system to perform various functions. The conversion to this new ERP system will include certain risks, including data integrity and business interruption. If Applied does not effectively develop and implement its off-shoring and outsourcing strategies, if required export and other governmental approvals are not timely obtained, if Applied’s third party providers do not perform as anticipated, or if there are delays or difficulties in implementing a new ERP system or enhancing business processes, Applied may not realize anticipated productivity improvements or cost efficiencies, and may experience operational difficulties, increased costs (including energy and transportation), manufacturing interruptions or delays, inefficiencies in the structure and/or operation of its supply chain, loss of its intellectual property rights, quality issues, increased product time-to-market and/or inefficient allocation of human resources, any or all of which could materially and adversely affect Applied’s business, financial condition and results of operations.

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

As a global company, Applied is subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Applied’s future annual and quarterly tax rates could be affected by numerous factors, including changes in the: (1) applicable tax laws; (2) composition of earnings in countries with differing tax rates; or (3) valuation of Applied’s deferred tax assets and liabilities. In addition, Applied is subject to regular examination of its income tax returns by the Internal Revenue Service and other tax authorities. Applied regularly assesses the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. Although Applied believes its tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in Applied’s historical income tax provisions and accruals, which could materially and adversely affect Applied’s financial condition and results of operations.

Applied is exposed to various risks related to legal proceedings or claims and protection of intellectual property rights.

Applied from time to time is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, product performance, product liability, unfair competition, employment and other matters. In addition, Applied on occasion receives notification from customers who believe that Applied owes them indemnification or other obligations related to claims made against customers by third parties. These legal proceedings and claims, whether with or without merit, may be time-consuming and expensive to prosecute or defend, divert management’s attention and resources, and/or inhibit Applied’s ability to sell its products. There can be no assurance regarding the outcome of current or future legal proceedings or claims. Applied previously entered into a mutual covenant-not-to-sue arrangement with one of its competitors to decrease the risk of patent infringement lawsuits in the future. There can be no assurance that the intended results of this arrangement will be achieved or that Applied will be able to adequately protect its intellectual property rights with the restrictions associated with such a covenant. In addition, Applied’s success depends in significant part on the protection of its intellectual property and other rights. Infringement of Applied’s rights by a third party, such as the unauthorized manufacture or sale of equipment or spare parts, could result in uncompensated lost market and revenue opportunities for Applied. Applied’s intellectual property rights may not provide significant competitive advantages if they are circumvented, invalidated, rendered obsolete by the rapid pace of technological change, or if Applied does not adequately protect or assert these rights. Furthermore, the laws and practices of other countries, including China, India, Taiwan and Korea, permit the protection and enforcement of Applied’s rights to varying extents, which may not be sufficient to protect Applied’s rights. If Applied is not able to obtain or enforce intellectual property rights, resolve or settle claims, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend its intellectual property position, Applied’s business, financial condition and results of operations could be materially and adversely affected.

Applied is subject to risks of non-compliance with environmental and safety regulations.

Applied is subject to environmental and safety regulations in connection with its global business operations, including but not limited to: regulations related to the development, manufacture and use of its products; recycling and disposal of materials used in its products or in producing its products; the operation of its facilities; and the use of its real property. The failure or inability to comply with existing or future environmental and safety regulations could result in: (1) significant remediation liabilities; (2) the imposition of fines; (3) the suspension or termination of the development, manufacture, sale or use of certain of its products; (4) limitations on the operation of its facilities or ability to use its real property; and/or (5) a decrease in the value of its real property, each of which could have a material adverse effect on Applied’s business, financial condition and results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Applied must include in its Annual Report on Form 10-K a report of management on the effectiveness of Applied’s internal control over financial reporting. Ongoing compliance with this requirement is complex, costly and time-consuming. If Applied fails to maintain effective internal control over financial reporting or Applied’s management does not timely assess the adequacy of such internal control, Applied could be subject to regulatory sanctions and the public’s perception of Applied may decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of July 27, 2008 with respect to the shares of common stock repurchased by Applied during the third quarter of fiscal 2008:

			Total Number of	Maximum Dollar
			Shares	Value of
	Total		Purchased as	Shares that may
	Number of	Average	Part of Publicly	yet be
	Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Program*	the Program*
	(Shares in		(Shares in	(Dollars in
	thousands)		thousands)	millions)

Month #1
(April 28, 2008 to May 25, 2008)	1,784	$19.33	1,784	$2,866
Month #2
(May 26, 2008 to June 22, 2008)	4,220	$19.97	4,220	$2,781
Month #3
(June 23, 2008 to July 27, 2008)	9,607	$18.87	9,607	$2,600

Total	15,611	$19.22	15,611	$2,600

*	On September 15, 2006, the Board of Directors approved a stock repurchase program for up to $5.0 billion in repurchases over the next three years, ending September 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit
No	Description

10.57	Form of Restricted Stock Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ GEORGE S. DAVIS
George S. Davis
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

August 29, 2008

By:	/s/ YVONNE WEATHERFORD
Yvonne Weatherford
Corporate Vice President,
Corporate Controller
(Principal Accounting Officer)

August 29, 2008