Form 10-K
period 2008-10-26
APPLIED MATERIALS INC /DE
filed 2008-12-12
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 26, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 25, 2008, based upon the closing sale price reported by the NASDAQ Global Select Market on that date: $25,798,127,144

Number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of November 21, 2008: 1,328,871,245

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for Applied Materials, Inc.’s Annual Meeting of Stockholders to be held on March 10, 2009 are incorporated by reference into Part III of this Form 10-K.

Caution Regarding Forward-Looking Statements

Certain information in this Annual Report on Form 10-K (report or Form 10-K) of Applied Materials, Inc. and its subsidiaries (Applied or the Company), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, is forward-looking in nature. All statements in this report, including those made by the management of Applied, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Applied’s future financial results, operating results, cash flows and cash deployment strategies, business strategies, costs, products, working capital, competitive positions, management’s plans and objectives for future operations, research and development, acquisitions and joint ventures, growth opportunities, customer contracts, investments, liquidity, declaration of dividends, and legal proceedings, as well as market conditions and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Item 1A, “Risk Factors,” below and elsewhere in this report. Other risks and uncertainties may be disclosed in Applied’s prior Securities and Exchange Commission (SEC) filings. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this report or elsewhere by Applied or on its behalf. Applied undertakes no obligation to revise or update any forward-looking statements.

The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report.

APPLIED MATERIALS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 26, 2008

		Page

PART I
Item 1:	Business	1
Item 1A:	Risk Factors	13
Item 1B:	Unresolved Staff Comments	22
Item 2:	Properties	22
Item 3:	Legal Proceedings	23
Item 4:	Submission of Matters to a Vote of Security Holders	23

PART II
Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6:	Selected Financial Data	27
Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A:	Quantitative and Qualitative Disclosures About Market Risk	45
Item 8:	Financial Statements and Supplementary Data	45
Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	45
Item 9A:	Controls and Procedures	46
Item 9B:	Other Information	46

PART III
Item 10:	Directors, Executive Officers and Corporate Governance	48
Item 11:	Executive Compensation	48
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48
Item 13:	Certain Relationships and Related Transactions, and Director Independence	50
Item 14:	Principal Accounting Fees and Services	50

PART IV
Item 15:	Exhibits and Financial Statement Schedules	51
	Signatures	95
EX-10.48
EX-10.49
EX-10.50
EX-10.51
EX-10.52
EX-10.53
EX-10.54
EX-10.55
EX-10.56
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1:	Business

Incorporated in 1967, Applied, a Delaware corporation, provides Nanomanufacturing Technologytm solutions for the global semiconductor, flat panel display, solar and related industries, with a broad portfolio of innovative equipment, service and software products. “Nanomanufacturing” is the production of ultra-small structures, including the engineering of thin films on substrates. Applied’s customers include manufacturers of semiconductor wafers and chips, flat panel liquid crystal displays (LCDs), solar photovoltaic cells and modules (solar PVs), and other electronic devices, who use what they manufacture in their own end products or sell the items to other companies for use in advanced electronic components. The Company’s fiscal year ends on the last Sunday in October.

Applied is the world’s largest semiconductor fabrication equipment supplier based on revenue, with the capability to provide global deployment and support services. Applied also is a global leader in LCD fabrication equipment, and is a leading supplier of solar PV manufacturing solutions to the emerging solar industry.

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

Silicon Segment

Applied’s Silicon Systems Group (SSG), reported under its Silicon segment, develops, manufactures and sells a wide range of manufacturing equipment used to fabricate semiconductor chips, also referred to as integrated circuits (ICs). Most chips are built on a silicon wafer base and include a variety of circuit components, such as transistors and other devices, that are connected by multiple layers of wiring (interconnects). Applied offers systems that perform most of the primary processes used in chip fabrication including: atomic layer deposition (ALD), chemical vapor deposition (CVD), physical vapor deposition (PVD), etch, rapid thermal processing (RTP), chemical mechanical planarization (CMP) and wafer metrology and inspection, as well as systems that etch, clean, measure and inspect circuit patterns on masks used in the photolithography process. Applied’s semiconductor manufacturing systems are used by both integrated device manufacturers and foundries to build memory, logic and other types of chips.

To build a chip, the transistors, capacitors and other circuit components are first created on the surface of the wafer by performing a series of processes to deposit and selectively remove portions of successive film layers. Similar processes are then used to build the layers of wiring structures on the wafer. As the density of the circuit components increases to enable greater computing capability in the same or smaller area, the complexity of building the chip also increases, necessitating more process steps to form smaller structures and more intricate wiring schemes. A typical, simplified process sequence for building the wiring or interconnect portion of a chip involves initially depositing a dielectric film layer onto the base layer of circuit components using a CVD system. An etch system is then used to create openings and patterns in the dielectric layer. To form the metal interconnects, these openings and patterns are subsequently filled with conducting material using PVD and/or electroplating technologies. A CMP step then polishes the wafer to achieve a flat surface. Additional deposition, etch and CMP steps are then performed to build up the layers needed to complete the interconnection of the circuit elements. Advanced chip designs require about 500 steps involving these and other processes to complete the manufacturing cycle.

While some device manufacturers are still using aluminum as the main conducting material for building interconnect structures, most have transitioned to copper. Copper has lower resistance than aluminum and can carry more current in a smaller area. Applied is the leading supplier of systems for manufacturing copper-based chips, including equipment for depositing, etching and planarizing copper interconnect layers. Complementing the transition to copper to improve chip speed is the use of low dielectric constant (low k) films to replace silicon dioxide material as the insulator between the copper wiring structures. Applied also leads the industry in providing systems for depositing low k dielectric films.

The transistor is another key area of the chip where semiconductor manufacturers are improving their device designs to enhance speed. Applied has the industry’s largest portfolio of technically advanced products for building smaller and faster transistors. One example is strain engineering, a technique that stretches or compresses the space between atoms, allowing electrical current to flow more quickly, thus greatly enhancing chip performance. Multiple strain films are typically used in advanced devices since they have an additive effect on increasing transistor speed. Applied has a comprehensive portfolio of systems to enable these applications using CVD and epitaxial deposition technologies.

Most chips currently are fabricated using 65 nanometer (nm) and larger linewidth dimensions, although Applied is also working with customers on more advanced nodes. Major chipmakers have announced that they will be integrating new high dielectric constant (high-k) and metal materials and processes in their transistor gate structures to increase chip performance and reduce power consumption. Applied has a comprehensive portfolio of fully characterized processes for building these high-k/metal gates. These solutions include an integrated dielectric gate stack tool that combines four critical processes in a single system, a portfolio of metallization technologies using ALD and PVD, and an innovative high temperature etch system.

Most of Applied’s semiconductor equipment products are single-wafer systems with multiple process chambers attached to a base platform. This enables each wafer to be processed separately in its own environment, allowing precise process control, while the system’s multiple chambers enable simultaneous, high productivity manufacturing. Applied sells most of its single-wafer, multi-chamber systems on four basic platforms: the Centura®, the Endura®, the Producer® and the Vantage®. These platforms support ALD, CVD, PVD, etch and RTP technologies.

Over time, the semiconductor industry has migrated to increasingly larger wafers to build chips. The predominant or common wafer size used today for volume production of advanced chips is 300 millimeter (mm), or 12-inch, wafers. Applied offers a comprehensive range of 300mm systems. Applied also offers earlier-generation 200mm systems, as well as products and services to support all of its systems, which are reported under its Applied Global Services segment.

The following summarizes Applied’s portfolio of products and their associated process technology areas reported under its Silicon segment.

Deposition

Deposition is a fundamental step in fabricating a chip. During deposition, layers of dielectric (an insulator), barrier, or electrically conductive (typically metal) films are deposited or grown on a wafer. Applied currently provides equipment to perform three types of deposition: ALD, CVD and PVD. In addition, Applied’s RTP systems can be used to perform certain types of dielectric deposition.

Atomic Layer Deposition

ALD is an advanced technology in which atoms are deposited one layer at a time to build chip structures. This technology enables customers to fabricate thin films of either conducting or insulating material with uniform coverage in sub-nanometer sized structures. Applied offers ALD chambers for depositing tungsten and high-k/metal gate films. The Applied Centura iSprinttm Tungsten system (iSprint) combines an ALD chamber, which deposits a tungsten nucleation film, with a CVD tungsten bulk fill process in one system. The iSprint is used to form contact structures that connect the transistors to the wiring areas of the chip. Applied’s high-k/metal gate ALD process is part of the Centura Advanced Gate Stack system, which enables a single integrated solution for building high-k/metal gate structures.

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

The Applied Producer CVD platform — This high-throughput platform features Twin-Chamber® modules that have two single-wafer process chambers per unit. Up to three Twin-Chamber modules can be mounted on each Producer platform, giving it a simultaneous processing capacity of six wafers. Many dielectric CVD processes can be performed on this platform. The highest productivity model of this system is the Applied Producer GT, which has achieved rapid customer acceptance due to its fast wafer handling performance and compact design.

Low k Dielectric Films — Low k dielectric materials are used in copper-based chip designs to further improve interconnect speed. Using conventional CVD equipment, the Applied Producer Black Diamond® family of low k systems provides customers with a proven, cost-effective way to integrate a variety of low k films into advanced interconnect structures. To further increase the performance of the complete multi-layer dielectric structure, Applied offers a line of BLOKtm (barrier low k) films deposited with the Producer system.

Lithography-Enabling Solutions — Applied offers several technologies on the Producer system to help chipmakers extend their current 193nm lithography tools, including a line of Applied APFtm (advanced patterning film) films and Applied DARC® (dielectric anti-reflective coating) films. Together, they provide a film stack with the precise dimensional control and compatibility needed to cost-effectively pattern nano-scale features without additional integration complexity.

Gap Fill Films — There are many steps during the chipmaking process in which very small and deep, or high aspect ratio (HAR), structures must be filled void-free with a dielectric film. Many of these applications include the deposition of silicon oxides in substrate isolation structures, contacts and interconnects. The Applied Centura Ultima HDP-CVD® (high-density plasma CVD) system has been an industry workhorse, providing multi-generational gap-fill capability for both logic and memory devices. The Company’s Applied Producer HARP (high aspect ratio process) provides customers with device scaling capability using sub-atmospheric CVD (SACVD) technology. In 2008, the Company introduced the Applied Producer eHARP, which extends gap-fill capability to 32nm and below by enabling the seamless, void-free fill of more tightly packed HAR structures.

Strain Engineering Solutions — The Applied Producer HARP system also plays a key role in enhancing transistor performance, enabling chipmakers to boost chip speed by depositing strain inducing dielectric films. Offering the industry’s first integrated stress nitride deposition and ultraviolet (UV) cure solution, the Applied Producer Celera CVD delivers benchmark levels of high-stress tensile silicon nitride films. The Company also offers the Applied Centura SiNgenPlus low pressure CVD system for low temperature silicon nitride films. Used together, and in conjunction with silicon germanium (SiGe) films using Applied’s epitaxial deposition technologies, these systems can provide additive strain engineering benefits.

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

Polysilicon Deposition — Polysilicon is a type of silicon used to form portions of the transistor structure within the integrated circuit device. The Applied Centura Polygentm LPCVD system is a single-wafer, multi-chamber product that deposits thin polysilicon films at high temperatures to create transistor gate structures. To address the challenging requirements of shrinking gate dimensions, the Applied Centura DPN Gate Stack system integrates chambers for decoupled plasma nitridation (DPN), RTP anneal and polysilicon deposition on one platform to enable superior film quality and material properties.

Aluminum Deposition — Aluminum (Al) continues to be used by several memory manufacturers for interconnects. The Applied Endura iFill Al CVD/PVD system is used for building high-density interconnects in flash and DRAM memory chips. This advanced process, for sub-90nm generations, enables customers to replace tungsten structures with aluminum to achieve faster chips with fewer steps and less cost.

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

Physical Vapor Deposition

PVD is a physical process in which atoms of a gas, such as argon, are accelerated toward a metal target. The metal atoms chip off, or sputter away, and are then deposited on the wafer. Applied leads the industry in PVD technology with its Applied Endura PVD system. This system offers a broad range of advanced deposition processes, including aluminum, aluminum alloys, cobalt, titanium/titanium nitride, tantalum/tantalum nitride, tungsten/tungsten nitride, nickel, vanadium and copper.

The Applied Endura CuBS (copper barrier/seed) PVD system is widely used by customers for fabricating copper-based chips. Using PVD technology, the system deposits a tantalum-based barrier film that prevents copper material from entering other areas of the device and then a copper seed layer that primes the structure for the subsequent deposition of bulk copper. This system also features Activ Pre-clean technology to provide clean film interfaces while preserving the k-value integrity of the structure.

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

For dielectric applications, the Applied Centura eMax® system etches a broad range of dielectric films in the contact and interconnect regions of the chip. Applied’s Producer Etch system utilizes the Company’s Twin-Chamber Producer platform to target cost-sensitive dielectric etch applications in 90nm and below design geometries. To address advanced low k etch applications, the Applied Centura Enabler® Etch system performs etch, strip and clean steps in a single chamber. The Enabler’s all-in-one capability streamlines the process flow for advanced chip designs and significantly reduces operating costs. The Applied Centura Carina system uses innovative, high-temperature technology to deliver the etch capability essential for scaling logic and memory devices with high-k/metal gates at 45nm and below.

The Applied Centura AdvantEdgetm Silicon Etch system offers chipmakers high precision gate etching for advanced-generation devices. The Applied Centura Mariana Trench Etch system provides customers with the capability to scale memory devices by etching 80:1 aspect ratio structures. For etching metals, the Applied Opus AdvantEdge Metal Etch uses an optimized 5-chamber platform configuration that enables customers to extend aluminum interconnect technology and productivity to sub-70nm dimensions for flash and DRAM memory applications.

Rapid Thermal Processing

RTP is a process in which a wafer is subjected to rapid bursts of intense heat that can take the wafer from room temperature to more than 1,000 degrees Celsius in less than 10 seconds. A rapid thermal process is used mainly for modifying the properties of deposited films. The Applied Centura Radiance®Plus and Applied Vantage RadOxtm RTP systems feature advanced RTP technology with differing platform designs. While the multi-chamber Centura platform offers exceptional process flexibility, the streamlined two-chamber Vantage platform is designed for dedicated high-volume manufacturing. These single-wafer RTP systems are also used for growing high quality oxide and oxynitride films, deposition steps that traditional large batch furnaces can no longer achieve with the necessary precision and control. With its proprietary radical-based oxidation process, the Applied Vantage RadOx system deposits high-performance transistor gate oxides with high productivity and low operating cost for flash memory applications.

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

Metrology and Wafer Inspection

Applied offers several products for measuring features and inspecting defects on the wafer during various stages of the fabrication process. These systems enable customers to characterize and control critical dimension (CD) and defect issues, especially at advanced generation technology nodes.

Critical Dimension and Defect Review Scanning Electron Microscopes (CD-SEMs and DR-SEMs)

Scanning electron microscopes (SEMs) use an electron beam to form images of microscopic features of a patterned wafer at extremely high magnification. Applied’s SEM products provide customers with full automation, along with the high accuracy and sensitivity needed for measuring very small CDs. The Applied VeritySEM® Metrology system uses proprietary SEM imaging technology to enable precise control of the lithography and etching processes. The VeritySEM measures CDs with less than 5 angstrom precision, a requirement for 45nm device production, and incorporates automation and software advancements for significantly higher throughput in production. Applied’s OPC Checktm software for the VeritySEM system performs automated qualification of OPC-based (optical proximity correction) chip designs, significantly reducing mask (see Mask Making section below) verification time over conventional manual methods.

DR-SEMs review defects on the wafer (such as particles, scratches or residues) that are first located by a defect detection system and then classify the defects to identify their source. The high-throughput, fully automatic Applied SEMVisiontm Defect Analysis products enable customers to use this technology as an integral part of their production lines to analyze defects as small as 30nm with industry-leading throughput. The Applied SEMVision FIB integrates advanced defect review SEM capability with automated focused ion beam (FIB) technology in one system. The FIB provides a cross-sectional view of the defects reviewed by the SEM, enabling chipmakers to analyze the defects in minutes as part of their in-line review process.

Wafer Inspection

Using laser-based technology, defects can be detected on patterned wafers (wafers with printed circuit images) as they move between processing steps. Defects include particles, open circuit lines, and shorts between lines. Incorporating key advances in imaging technology, the Applied ComPlustm Inspection system, for darkfield applications, detects defects in devices with design rules of 65nm and below with the high speed required for customers’ volume production lines. The Applied UVisiontm Inspection system is the industry’s first laser-based, three dimensional brightfield tool. Utilizing multi-beam, deep ultraviolet (DUV) laser illumination and high efficiency detectors, the UVision system uncovers previously undetectable defects on the wafer, enabling customers to rapidly resolve defect issues and achieve greater chip yields.

Mask Making

Masks are used by photolithography systems to transfer microscopic circuit designs onto wafers. Since an imperfection in a mask may be replicated on the wafer, the mask must be virtually defect-free. Applied provides systems for etching, cleaning and inspecting masks.

The Applied Tetra III Advanced Reticle Etch system, an advanced etch tool for fabricating leading-edge masks, is used by virtually every advanced mask maker in the world for 45nm photomask development and production. In 2008, the Company introduced the Applied Tetratm Reticle Clean, the industry’s first wet clean system to provide damage-free, nearly 100 percent particle removal efficiency for 32nm and beyond photomasks. The groundbreaking Applied Aera2tm Mask Inspection system, also announced in 2008, allows customers to meet the most critical defect detection challenges of advanced masks. Using sophisticated aerial imaging technology, the Aera2 is the first mask inspection system that allows users to immediately see how the pattern on the mask will appear on the wafer, revealing only the defects most likely to print and significantly reducing inspection time.

Applied Global Services Segment

The Applied Global Services segment encompasses products and services designed to improve the performance and productivity, and reduce the environmental impact, of the fab operations of semiconductor, LCD and solar PV manufacturers. The in-depth expertise and best known methods of Applied’s extensive global support infrastructure enable Applied to continuously support customers’ production requirements. Approximately 2,700 trained customer engineers and process support engineers are deployed in more than a dozen countries. These engineers are usually located at or near customers’ fab sites and service over 22,000 installed Applied systems, as well as non-Applied systems. Applied offers the following general types of services and products:

Fab Services — Applied offers a portfolio of fab-wide operations services to maintain and optimize customers’ fabrication facilities. Applied Genuine Parts are spare parts manufactured to Applied’s strict technical specifications and quality standards. Applied Services provides customers with optimized tool performance for improved total cost of ownership and a higher return on investment. Through its Metron Chamber Performance Services unit, Applied is the industry’s leading provider of critical parts cleaning, coating refurbishment and analytical testing capabilities. Applied’s Advanced Wafer Reclaim Center in Taiwan uses state-of-the-art manufacturing systems and software to extend the lifecycle of 300mm silicon test wafers by over 45% and to reduce customers’ costs.

In 2008, the Company introduced its SunFabtm Performance Service program, a comprehensive, integrated support solution for Applied’s SunFabtm Thin Film Line for producing large-size solar PV panels, discussed further under the Energy and Environmental Solutions segment. The first service product of its kind for the solar industry, the program enables customers to quickly ramp to volume production while optimizing the performance, cost and output of their SunFab lines.

Mature Technology Services — Applied offers a wide range of products and services to extend the productive life of 200mm semiconductor fabs, including new and remanufactured 200mm equipment, system enhancements and fab transition services. Designed to maximize productivity and lower cost of ownership, these products also assist customers in implementing green manufacturing solutions. Applied’s 200mm systems are available in a broad range of production-proven technologies, including CVD, PVD, etch, implant, RTP, CMP, epitaxy, metrology and inspection tools.

Automation Systems — Applied offers automated factory-level and tool-level control software systems for semiconductor, LCD and solar cell manufacturing facilities. These enterprise solutions include manufacturing execution systems (MES) to automate the production of wafers and LCD and solar substrates, advanced process control systems, and scheduling and materials handling control systems. Applied also offers computerized maintenance management systems, performance tracking, and modeling and simulation tools for improving asset utilization. In 2008, Applied introduced its breakthrough E3 equipment engineering system solution that uniquely integrates all critical equipment automation and process control components.

Abatement Systems — Applied’s family of Metron abatement systems is a comprehensive line of environmental solutions for the semiconductor, solar and display industries. These systems include a wide range of point-of-use scrubbing tools including wet, dry, thermal and integrated technologies for reliable, cost-effective abatement of exhaust gases. In 2008, the Company introduced the Marathon S for its SunFab Thin Film line, the only integrated solution for PECVD reactive byproducts.

Display Segment

Applied’s AKT subsidiary, reported under the Display segment, designs, manufactures and sells equipment to fabricate thin film transistor LCDs for televisions, computer displays and other consumer-oriented electronic applications. While similarities exist between the technologies utilized in chipmaking and LCD fabrication, the most significant differences are in the size and composition of the substrate. Substrates used to manufacture LCD panels can be more than 70 times larger in area than 300mm wafers and are made of glass, while wafers are made of silicon. This technology for deposition on large-size substrates is also used in the Applied SunFabtm Thin Film Line.

Applied supplies a wide range of systems that process and test different glass substrate sizes. For fabricating the transistor layer of these panels, the Company offers a line of plasma-enhanced CVD (PECVD) systems that use multi-chamber platform architecture to deposit dielectric and semiconducting films. The AKT-PiVottm 55KV system employs high-productivity, cost-efficient PVD technology to deposit metal and transparent conductive oxide films on the substrate. For manufacturing the color filter of LCD panels, Applied offers the AKT-NEW ARISTOtm 2200 for transparent conductive oxide film deposition.

Complementing these systems, Applied also offers a line of electron beam test (EBT) systems for testing substrates during production for defective pixels and other imperfections. Featuring one of the industry’s fastest and most accurate pixel test technologies with the lowest operating cost, the EBT systems’ non-contact test technology enables the safe testing of high-value LCD TV panels without damaging or scratching the display.

To meet growing consumer demand for larger, more cost-efficient LCD TVs, LCD manufacturers have moved to increasingly large-sized substrates. Applied’s latest generation (Gen) 10 systems can process substrates sized at approximately 2.85 x 3.05 meters, with each substrate enabling the production of up to six 65-inch LCD TV screens. These Gen-10 systems include the AKT-90K PECVD and the Gen-10 AKT-90K EBT products, announced in fiscal 2008.

Energy and Environmental Solutions Segment

The Energy and Environmental Solutions segment includes manufacturing solutions for the generation and conservation of energy. Applied entered the solar PV market in 2006, announcing its objective to lower the overall cost per watt of solar electricity to parity with that of electricity generated by other sources such as the burning of fossil fuels. Applied offers manufacturing solutions for both wafer-based crystalline silicon (c-Si) and glass-based thin film applications to enable customers to increase the conversion efficiency and yields of solar PV devices.

In fiscal 2008, Applied expanded its capabilities and opportunities in the c-Si technology sector through its acquisition of Baccini S.p.A. (Baccini), a leading supplier of automated metallization and test systems for c-Si solar PV cells. These products, combined with Applied’s suite of silicon wafering and deposition systems, have made Applied the leading supplier of c-Si manufacturing systems worldwide. A key benefit of these systems is that they offer customers a way to reduce silicon consumption and cost by using ultra-thin substrate wafers.

For thin film applications, Applied developed the Applied SunFabtm Thin Film Line, which is the world’s only integrated production line for manufacturing thin film silicon solar modules using 5.7 square meter (m2) glass substrates. These ultra-large panels, which are approximately four times the size of thin film solar panels offered by others in the industry, are intended for large-scale applications such as solar farms, utilities and building-integrated solar PV system installations. Applied has entered into multiple contracts for its SunFab line with customers in Europe, Asia and Saudi Arabia. In October 2008, the first of these lines passed final acceptance testing, enabling the customer to begin volume manufacturing of SunFab modules.

Products in this segment also include the ATONtm in-line deposition system, a large-area platform for high-quality deposition and high-throughput in both c-Si and thin film solar PV cell manufacturing, as well as processes, materials-handling technologies and fabrication services. Other products include roll-to-roll, vacuum web coating systems for high-performance deposition of a range of films on flexible substrates for functional, aesthetic or optical properties. Applied also offers large-area deposition equipment for the production of low-emissivity (low-E) and solar control architectural glass.

Backlog

Applied manufactures systems to meet demand represented by order backlog and customer commitments. Backlog consists of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; (2) contractual service revenue and maintenance fees to be earned within the next 12 months; and (3) orders for SunFab lines that are anticipated to be recognized as revenue within the next 12 months.

Applied’s backlog increased from $3.7 billion at October 28, 2007 to $4.8 billion at October 26, 2008. Applied’s backlog on any particular date is not necessarily indicative of actual sales for any succeeding period. Customers may delay delivery of products or cancel orders prior to shipment, subject to possible cancellation penalties. Backlog adjustments were positive for fiscal 2008 and totaled $140 million, consisting primarily of backlog obtained from acquired companies, partially offset by cancellations and currency adjustments. Delays in delivery schedules and/or a reduction of backlog during any particular period could have a material adverse effect on Applied’s business and results of operations.

Manufacturing, Raw Materials and Supplies

Applied’s manufacturing activities consist primarily of procurement, assembly, test and integration of various proprietary and commercial parts, components and subassemblies (collectively, parts) that are used to manufacture systems. Products in the Silicon segment are manufactured in Austin, Texas and Rehovot, Israel. Remanufactured products in the Applied Global Services segment are produced primarily in Austin, Texas. Products in the Display segment are manufactured in Santa Clara, California; Alzenau, Germany; and Tainan, Taiwan. Products in the Energy and Environmental Solutions segment are manufactured primarily in Alzenau, Germany; Cheseaux, Switzerland; Treviso, Italy; and Santa Clara, California. Manufacturing requires raw materials, including a wide variety of mechanical and electrical components, to be manufactured to Applied’s specifications. Applied uses numerous companies, including contract manufacturers, to supply parts for the manufacture and support of its products. Although Applied makes reasonable efforts to assure that parts are available from multiple qualified suppliers, this is not always possible. Accordingly, some key parts may be obtained from only a single supplier or a limited group of suppliers. Applied seeks to reduce costs and to lower the risks of production and service interruptions, as well as shortages of key parts, by: (1) selecting and qualifying alternate suppliers for key parts; (2) monitoring the financial condition of key suppliers; (3) maintaining appropriate inventories of key parts; (4) qualifying new parts on a timely basis; and (5) locating certain manufacturing operations in areas that are closer to suppliers and customers.

Research, Development and Engineering

Applied’s long-term growth strategy requires continued development of new products. Applied’s significant investment in research, development and engineering (RD&E) has generally enabled it to deliver new products and technologies before the emergence of strong demand, thus allowing customers to incorporate these products into their manufacturing plans at an early stage in the technology selection cycle. Applied works closely with its global customers to design systems and processes that meet their planned technical and production requirements. Product development and engineering organizations are located primarily in the United States, as well as in Europe, Israel and China. In addition, Applied outsources certain RD&E activities, some of which are performed outside the United States. Process support and customer demonstration laboratories are located in the United States, China, Europe and Israel.

Applied’s investments in RD&E for product development and engineering programs to create or improve products and technologies over the last three years were as follows: $1.1 billion (14 percent of net sales) in fiscal 2008, $1.1 billion (12 percent of net sales) in fiscal 2007 and $1.2 billion (13 percent of net sales) in fiscal 2006. Applied has spent an average of 13 percent of net sales in RD&E over the last five years. In addition to RD&E for specific product technologies, Applied maintains ongoing programs for automation control systems, materials research and environmental control that have applications to its products. In fiscal 2008, Applied focused on developing systems for semiconductor customers’ new chip designs with 45nm and below geometries, including systems to enable faster transistors using strain engineering and high-k/metal gate technologies, as well as double patterning processes that enable customers to extend their existing 193nm lithography tools through additional technology generations. Applied also focused on developing technology for through-silicon vias, an emerging solution for interconnecting three dimensional chip stacks to provide better device performance, lower power consumption and the integration of heterogeneous devices. RD&E also included activities to develop products that enable lower-cost production of solar energy.

Marketing and Sales

Because of the highly technical nature of its products, Applied markets and sells products worldwide through a direct sales force. Approximately 81 percent of Applied’s fiscal 2008 net sales were to regions outside of the United States. Net sales to customers by region as a percentage of total net sales were: Taiwan 22 percent, North America (primarily the United States) 19 percent, Asia-Pacific (including China) 16 percent, Korea 16 percent, Japan 15 percent, and Europe 12 percent.

General economic conditions impact Applied’s business and financial results. From time to time, the markets in which products are sold experience weak economic conditions that may negatively impact sales. Applied’s business is usually not seasonal in nature, but it is cyclical, based on capital equipment investment by major semiconductor, flat panel display, solar PV and other manufacturers. These expenditures depend on many factors, including: anticipated market demand and pricing for semiconductors, LCDs, solar cells and modules, architectural glass and other substrates; the development of new technologies; customers’ factory utilization; capital resources and financing; and global and regional economic conditions.

Applied manages its business and reports financial results based on the segments described above, but does not allocate certain sales and marketing costs to the segments.

Information on net sales to unaffiliated customers and long-lived assets attributable to Applied’s geographic regions is included in Note 10 of Notes to Consolidated Financial Statements. Samsung Electronics Co., Ltd. accounted for 16 percent of Applied’s net sales in fiscal 2008, 12 percent of Applied’s net sales in fiscal 2007, and 11 percent of Applied’s net sales in fiscal 2006. These net sales were for products in multiple reportable segments.

Competition

The industries in which Applied operates are highly competitive and characterized by rapid technological change. Applied’s ability to compete generally depends on its ability to timely commercialize its technology, continually improve its products and develop new products that meet constantly evolving customer requirements. Significant competitive factors include technical capability and differentiation, productivity and cost-effectiveness. The importance of these factors varies according to customers’ needs, including product mix and respective product requirements, applications, and the timing and circumstances of purchasing decisions. Substantial competition exists in all areas of Applied’s business. Competitors range from small companies that compete with a single product and/or in a single region, to global, diversified companies with a range of products. Applied’s ability to compete requires a high level of investment in RD&E and in marketing, sales and global customer support activities. Management believes that many of Applied’s products have strong competitive positions.

The competitive environment for each segment is described below:

The semiconductor industry has been increasingly driven by consumer demand for lower-cost electronic products with increased capability and, to a lesser extent, by demand for commercial applications. As a result, products within the Silicon segment are subject to rapid changes in customer requirements, including transitions to smaller dimensions, new materials and an increasing number of applications. While certain existing technologies may be adapted to new requirements, some applications create the need for an entirely different technical approach. The rapid pace of technological change can quickly diminish the value of current technologies and products and create opportunities for existing and new competitors. Applied offers a broad portfolio of technically differentiated products that must continuously evolve to satisfy customers’ requirements in order to compete effectively. Applied allocates resources among its many product offerings and therefore may decide not to invest in an individual product to the same degree as competitors who specialize in fewer products. There are many competitors serving the semiconductor manufacturing equipment industry, with some offering a single product line and others offering multiple product lines. These competitors range from suppliers serving a single region to global, diversified companies.

Products and services within the Applied Global Services segment are characterized by demanding worldwide service requirements and a diverse group of numerous competitors. To compete effectively, Applied offers products and services to reduce costs, improve productivity, and lessen the environmental impact of customers’ fab operations. Significant competitive factors include productivity, cost-effectiveness, and the level of technical service and support. The importance of these factors varies according to customers’ needs and the type of products or services offered.

Products in the Display segment are subject to strong competition from a number of major competitors. Applied holds established market positions with its technically differentiated LCD manufacturing solutions for PECVD, color filter PVD and array testing, although its market position can change rapidly if it does not meet customers’ requirements. In fiscal 2007, Applied entered the array PVD market with the AKT-PiVottm 55KV PVD system. As a recent entrant to this market, Applied faces significant competition from existing array PVD suppliers.

Applied’s products within the Energy and Environmental Solutions segment compete in diverse market areas, including equipment to make solar PV cells and modules, flexible electronics and energy-efficient glass. In solar, Applied offers products for two distinct technologies, c-Si wafer-based and thin film glass-based applications. As a recent entrant to the solar equipment business, Applied competes with many other companies that have more experience with solar applications. Applied also is a recent entrant to the flexible electronics equipment business, which operates in an emerging market sector characterized by diverse types of applications, customer requirements and competitors. Applied’s glass coating equipment faces significant competition from at least one established supplier and another recent market entrant.

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

The most recent report on Applied’s environmental, health and safety activities can be found on the Company’s website at http://www.appliedmaterials.com/about/environment.html. This report is updated periodically. This website address is intended to be an inactive textual reference only. None of the information on Applied’s website is part of this Form 10-K or is incorporated by reference herein.

Employees

At October 26, 2008, Applied employed 14,824 regular employees and 586 temporary employees. In the high-technology industry, competition for highly-skilled employees is intense. Applied believes that its future success is highly dependent upon its continued ability to attract, retain and motivate qualified employees. There can be no assurance that Applied will be able to attract, hire, assimilate and retain a sufficient number of qualified employees.

Executive Officers of the Registrant

The following table and notes set forth information about Applied’s executive officers as of October 26, 2008:

Name of Individual	Position

James C. Morgan(1)	Chairman of the Board of Directors
Michael R. Splinter(2)	President and Chief Executive Officer
Franz Janker(3)	Executive Vice President, Sales and Marketing
Gilad Almogy(4)	Senior Vice President, General Manager Display and Thin Film Solar Products
George S. Davis(5)	Senior Vice President, Chief Financial Officer
Manfred Kerschbaum(6)	Senior Vice President, General Manager Applied Global Services
Mark R. Pinto(7)	Senior Vice President, Chief Technology Officer and General Manager Energy and Environmental Solutions
Thomas St. Dennis(8)	Senior Vice President, General Manager Silicon Systems Group
Joseph J. Sweeney(9)	Senior Vice President, General Counsel and Corporate Secretary
Randhir Thakur(10)	Senior Vice President, General Manager of Strategic Operations
Chris Bowers(11)	Group Vice President, Chief of Staff and General Manager Corporate Services
Menachem Erad(12)	Group Vice President, Chairman of Sokudo
Ron Kifer(13)	Group Vice President, Chief Information Officer
Jeannette L. Liebman(14)	Group Vice President, Global Human Resources
Yvonne Weatherford(15)	Corporate Vice President, Corporate Controller

(1)	Mr. Morgan, age 70, has been Chairman of the Board of Directors of Applied Materials, Inc. since 1987. Mr. Morgan served as Applied’s Chief Executive Officer from February 1977 to April 2003, and as Applied’s President from 1976 to 1987.

(2)	Mr. Splinter, age 58, has been President, Chief Executive Officer and a member of Applied’s Board of Directors since joining Applied in April 2003. Prior to joining Applied, Mr. Splinter worked for nearly

20 years at Intel Corporation (Intel), most recently as Executive Vice President and Director of the Sales and Marketing Group, responsible for sales and operations worldwide. Mr. Splinter previously held various executive positions at Intel, including Executive Vice President and General Manager of the Technology and Manufacturing Group.

(3)	Mr. Janker, age 59, has been the head of Sales and Marketing of Applied since May 2003. Beginning in May 2003, he was Senior Vice President, Sales and Marketing, and in December 2004 he was promoted to Executive Vice President, Sales and Marketing. He served as Senior Vice President, Global Operations and Corporate Marketing beginning in December of 2002. From December 1998 to 2002, he served as Group Vice President, Corporate Marketing and Business Management. From 1982 to 1998, Mr. Janker served in a variety of sales and marketing management positions with Applied in the United States and Europe.

(4)	Dr. Almogy, age 43, was appointed Senior Vice President, General Manager, Display and Thin Film Solar Products in July 2008. From August 2007 to July 2008, Dr. Almogy served as Group Vice President, General Manager, Display Products and Process Diagnostics and Control Business Group. From July 2005 to August 2007, Dr. Almogy served as Group Vice President, General Manager, Process Diagnostics and Control Product Business Group and was Corporate Vice President, General Manager of the group from April 2002 to July 2005, and Vice President and Co-General Manager of the group from December 2000 to April 2002. He has held various other positions since joining Applied in 1997 when Applied acquired Orbot Instruments, Ltd. Dr. Almogy holds a Ph.D. in Applied Physics from the California Institute of Technology.

(5)	Mr. Davis, age 51, was promoted to Senior Vice President, Chief Financial Officer in December 2006. Mr. Davis was appointed Group Vice President, Chief Financial Officer effective November 1, 2006. Previously, he had been Group Vice President, General Manager, Corporate Business Development since February 2005. From November 1999 to February 2005, Mr. Davis served as Vice President and Corporate Treasurer, where he managed Applied’s worldwide treasury operations and was responsible for investments, tax, financial risk management, and trade and export matters. Mr. Davis joined Applied in 1999.

(6)	Mr. Kerschbaum, age 54, has been Senior Vice President, General Manager, Applied Global Services since January 2005. He was Senior Vice President, Global Operations from July 2004 to January 2005 and from October 2002 to May 2003. From May 2003 to July 2004, he was Group Vice President, Foundation Engineering and Operations. From January 1996 to October 2002, he held various positions in Applied Materials North America, most recently as Group Vice President, General Manager, Applied Materials North America. Mr. Kerschbaum has served in various other operations, customer service and engineering positions since joining Applied in 1983.

(7)	Dr. Pinto, age 49, has served as Senior Vice President since joining Applied in January 2004. His current responsibility is Chief Technology Officer and General Manager, Energy and Environmental Solutions. Prior to joining Applied, Dr. Pinto spent 19 years with Bell Laboratories and the Lucent Microelectronics Group, which later became Agere Systems Inc., most recently as Vice President of the Analog Products Division. Dr. Pinto holds a Ph.D. in Electrical Engineering from Stanford University.

(8)	Mr. St. Dennis, age 55, was appointed Senior Vice President, General Manager, Silicon Systems Group in June 2007. Mr. St. Dennis returned to Applied in September 2005 as Senior Vice President, General Manager, Etch, Cleans, Front End and Implant Product Business Groups. He previously was with Applied from 1992 to 1999, most recently as Group Vice President, Planarization and Dielectric Deposition Product Business Group, and before that as Corporate Vice President, Physical Vapor Deposition Product Business Group. From 2003 to 2005, Mr. St. Dennis was an Executive Vice President and member of the Office of the CEO of Novellus Systems, Inc. He served as President and Chief Executive Officer of Wind River Systems, Inc. from 1999 to 2003.

(9)	Mr. Sweeney, age 60, has held the position of Senior Vice President, General Counsel and Corporate Secretary of Applied since July 2005, with responsibility for global legal affairs, intellectual property and security. From April 2002 to July 2005, Mr. Sweeney was Group Vice President, Legal Affairs and Intellectual Property, and Corporate Secretary. Mr. Sweeney joined Applied in 1993.

(10)	Dr. Thakur, age 46, was appointed Senior Vice President, General Manager, Strategic Operations when he returned to Applied in May 2008. He previously was with Applied from 2000 to 2005 in a variety of executive roles including Group Vice President, General Manager for Front End Products. From September 2005 to

May 2008, Dr. Thakur served as Executive Vice President of Technology and Fab Operations at SanDisk Corporation and as head of SanDisk’s worldwide operations. Prior to joining Applied in 2000, Dr. Thakur served in leadership roles at Steag Electronic Systems and Micron Technology.

(11)	Mr. Bowers, age 48, was appointed Group Vice President, Chief of Staff and General Manager, Corporate Services in March 2008. Prior to joining Applied, Mr. Bowers was a partner at the Hay Group, where he held various business leadership and consulting positions from 1992 to 2008. Most recently, he was Director of Client Services in Europe, the Middle East and Africa, and a member of the Hay Group Global R&D Council.

(12)	Mr. Erad, age 60, was appointed in March 2008 as Group Vice President, Chairman of Sokudo Co. Ltd., a Japanese joint venture company owned by Applied and Dainippon Screen Manufacturing Co. Ltd. From February 2005 to March 2008, Mr. Erad served as Group Vice President, Chief of Staff. From January 2004 to February 2005, Mr. Erad served as Group Vice President, Strategic Planning and New Technology. He served as Group Vice President, New Business and New Products Group from May 2003 to January 2004. Mr. Erad joined Applied in 2002 as Group Vice President, Strategic Planning and New Business Development.

(13)	Mr. Kifer, age 57, joined Applied in May 2006 as Group Vice President and Chief Information Officer, Global Information Services. Prior to his appointment, Mr. Kifer spent five years with DHL in various executive management roles, most recently as the Senior Vice President and Chief Information Officer for North America, Asia Pacific and Emerging Markets.

(14)	Ms. Liebman, age 61, has served as Group Vice President, Global Human Resources since July 2005. Ms. Liebman served as Corporate Vice President, Global Human Resources from August 2003 to July 2005. Prior to joining Applied in 2003, Ms. Liebman held various human resources positions at Intel.

(15)	Ms. Weatherford, age 57, has served as Corporate Vice President, Corporate Controller since December 2004. Ms. Weatherford was Appointed Vice President, Business Operations Controller from December 2001 to December 2004, and Appointed Vice President, Financial Operations Controller from October 2000 to December 2001. She has held various other finance roles since joining Applied in 1990.

Available Information

Applied’s website is http://www.appliedmaterials.com. Applied makes available free of charge, on or through its website, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing them to, the SEC. This website address is intended to be an inactive textual reference only. None of the information on Applied’s website is part of this Form 10-K or is incorporated by reference herein.

Item 1A:	Risk Factors

The following factors could materially affect Applied’s business, financial condition or results of operations and should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this report.

The industries that Applied serves are volatile and unpredictable.

As a supplier to the global semiconductor, flat panel display, solar and related industries, Applied is subject to business cycles, the timing, length and volatility of which can be difficult to predict and which vary by reportable segment. These industries historically have been cyclical due to sudden changes in customers’ manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for customers’ products, inventory levels relative to demand, and access to affordable capital. These changes have affected the timing and amounts of customers’ purchases and investments in technology, and continue to affect Applied’s orders, net sales, operating expenses and net income.

To meet rapidly changing demand in each of the industries it serves, Applied must effectively manage its resources and production capacity for each of its segments and across multiple segments. During periods of decreasing demand for Applied’s products, Applied must be able to appropriately align its cost structure with prevailing market conditions; effectively manage its supply chain; and motivate and retain key employees. During periods of increasing demand, Applied must have sufficient manufacturing capacity and inventory to meet customer demand; effectively manage its supply chain; and attract, retain and motivate a sufficient number of qualified individuals. If Applied is not able to timely and appropriately adapt to changes in its business environment, Applied’s business, financial condition or results of operations may be materially and adversely affected.

Applied is exposed to risks associated with the ongoing financial crisis and weakening global economy.

The recent severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy are contributing to slowdowns in the industries in which Applied operates, which slowdowns are expected to worsen if these economic conditions are prolonged or deteriorate further. The markets for semiconductors and flat panel displays in particular depend largely on consumer spending. Economic uncertainty exacerbates negative trends in consumer spending and may cause certain Applied customers to push out, cancel, or refrain from placing equipment or service orders, which may affect Applied’s ability to convert backlog to sales and reduce net sales. Difficulties in obtaining capital and deteriorating market conditions may also lead to the inability of some customers to obtain affordable financing, resulting in lower sales for Applied. Customers with liquidity issues may lead to additional bad debt expense for Applied. These conditions may also similarly affect key suppliers, which could affect their ability to deliver parts and result in delays for Applied’s products. Further, these conditions and uncertainty about future economic conditions make it challenging for Applied to forecast its operating results, make business decisions, and identify the risks that may affect its business, financial condition and results of operations. In addition, Applied maintains an investment portfolio that is subject to general credit, liquidity, market and interest rate risks that may be exacerbated by deteriorating financial market conditions and, as a result, the value and liquidity of the investment portfolio could be negatively impacted and lead to impairment. If Applied is not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, Applied’s business, financial condition or results of operations may be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes in the various industries in which it operates.

The global semiconductor, flat panel display, solar and related industries in which Applied operates are characterized by ongoing changes affecting some or all of these industries, including:

•	increasing capital requirements for building and operating new fabrication plants and the resulting effect on customers’ ability to raise the necessary capital;

•	the varying growth rates of the semiconductor, display and solar equipment industries;

•	the increasing cost and complexity for customers to move from product design to volume manufacturing and the resulting impact on new technology adoption rates;

•	the importance of reducing the total cost of system ownership, due in part to the increasing significance of lower-cost consumer electronics as a driver for semiconductor and LCD demand;

•	fluctuating levels of business information technology spending;

•	the heightened importance to customers of system reliability and productivity and the effect on demand for systems as a result of their increasing productivity, device yield and reliability;

•	demand for shorter cycle times for the development, manufacture and installation of manufacturing equipment;

•	price and performance trends for semiconductor devices, LCDs and solar PVs, and the corresponding effect on demand for such products;

•	the increasing importance of spare parts availability to maximize system uptime;

•	the increasing role for and complexity of software; and

•	the increasing focus on energy usage, the environment and sustainability.

If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the semiconductor, flat panel display, solar and related industries, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes specific to the semiconductor industry.

The largest portion of Applied’s revenues historically has come from sales of manufacturing equipment to the global semiconductor industry, and this business historically has also been the most profitable. Changes in the semiconductor industry may lead to a decrease in the percentage of Applied’s revenue attributable to its semiconductor equipment business as a percentage of overall revenue, which in turn can negatively impact the Company’s net income. In addition to the general industry changes described in the preceding risk factor, the semiconductor industry is characterized by ongoing changes particular to that industry, including:

•	the increasing cost of semiconductor R&D due to many factors, including decreasing linewidths, the increasing number of materials, device structures, applications and process steps, and the increasing cost, complexity and integration of manufacturing process development and chip design;

•	the growing types and varieties of semiconductors and expanding number of applications across multiple substrate sizes, resulting in divergent technical demands;

•	differing rates of market growth for, and capital investments by, various semiconductor device makers, such as memory (including NAND flash and DRAM), logic and foundry;

•	the increasing cost and complexity for semiconductor manufacturers to move volume manufacturing from one technology node to the next smaller technology node, and the resulting impact on the technology transition rate and the rate of investment in capital equipment;

•	the effect of the decreasing number of new chip designs on the rate of capital equipment investment;

•	technology changes in related markets, such as lithography;

•	the increasing fragmentation of certain markets for semiconductors and the resulting effect on the number of individual markets that have the ability to financially justify the cost of a new fabrication plant;

•	the cost, technical complexity and timing of a proposed transition from 300 mm to 450 mm wafers; and

•	increasing costs, complexity and competitiveness in the semiconductor industry that has resulted in the decreasing profitability of many manufacturers, causing them to enter into collaboration, cooperation or cost-sharing arrangements with other manufacturers, to outsource some or all manufacturing activities, or to focus on particular markets or applications.

If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the semiconductor industry, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes specific to the flat panel display industry.

The global flat panel display industry historically has experienced considerable volatility in capital equipment investment levels, due in part to the limited number of LCD manufacturers and the concentrated nature of LCD end-use applications. Recently, industry growth has depended to a considerable extent on consumer demand for increasingly larger and more advanced TVs. In addition to the general industry changes described above in the third risk factor, the display industry is characterized by ongoing changes particular to that industry. These include technical and financial difficulties associated with transitioning to larger substrate sizes for LCDs, as well as the effect of a slowing rate of transition to larger substrate sizes on capital intensity and product differentiation. If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the display industry, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes specific to the solar industry.

An increasing portion of Applied’s business is in the emerging solar market, which Applied entered in 2006 and which, in addition to the general industry changes described above in the third risk factor, is characterized by ongoing changes particular to the solar industry, including:

•	changes in demand for solar PV products arising from, among other things, the cost and performance of solar PV technology compared to other energy sources;

•	the adequacy of or changes in government energy policies, including the availability and amount of government incentives for solar power;

•	the extent of investment or participation in solar by utilities or other companies that generate, transmit or distribute power to end users;

•	evolving industry standards;

•	difficulties associated with establishing a standard form factor for thin film solar modules;

•	regulatory requirements and customers’ ability to timely satisfy these requirements;

•	a requirement of certification by third parties in certain circumstances;

•	customers’ and end-users’ access to affordable financial capital; and

•	the move to increasingly greater factory output of solar PVs, including output on a level sufficient to annually generate electricity on a gigawatt scale.

If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the solar industry, its business, financial condition and results of operations could be materially and adversely affected.

Applied must adapt its business and product offerings to respond to competition and rapid technological changes.

As Applied operates in a highly competitive environment, its future success depends on many factors, including the effective commercialization and customer acceptance of its nanomanufacturing technology equipment, service and related products. In addition, Applied must successfully execute its growth strategy, including enhancing market share in existing markets, expanding into related markets, cultivating new markets and exceeding industry growth rates, while constantly improving its operational performance. The development, introduction and support of a broadening set of products in more varied competitive environments have grown increasingly complex and expensive over time. Furthermore, new or improved products may involve higher costs and reduced profits. Applied’s success is subject to many risks, including but not limited to its ability to timely, cost-effectively and successfully:

•	develop new products, improve and/or develop new applications for existing products, and adapt similar products for use by customers in different applications and/or markets with varying technical requirements;

•	appropriately price and achieve market acceptance of products;

•	differentiate its products from those of competitors and any disruptive technologies, meet performance specifications, and drive efficiencies and cost reductions;

•	maintain operating flexibility to enable different responses to different markets, customers and applications;

•	appropriately allocate resources, including R&D funding, among Applied’s products and between the development of new products and the enhancement of existing products;

•	accurately forecast demand and meet production schedules for its products;

•	improve its manufacturing processes and achieve cost efficiencies across product offerings;

•	adapt to changes in value offered by companies in different parts of the supply chain;

•	qualify products for volume manufacturing with its customers;

•	implement changes in its design engineering methodology, including those that enable reduction of material costs and cycle time, greater commonality of platforms and types of parts used in different systems, greater effectiveness of product life cycle management, and reduced energy usage and environmental impact; and

•	successfully accomplish the simultaneous start-up of multiple integrated thin film solar production lines.

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

As part of its growth strategy, Applied must successfully expand into related or new markets and industries, either with its existing nanomanufacturing technology products or with new products developed internally or obtained through acquisitions. The entry into different markets involves additional challenges, including those arising from:

•	Applied’s ability to anticipate demand, capitalize on opportunities, and avoid or minimize risks;

•	the complexity of managing multiple businesses with variations in production planning, execution, supply chain management and logistics;

•	the adoption of new business models, such as the supply of an integrated production line consisting of a suite of Applied and non-Applied equipment to manufacture solar PVs;

•	the need to develop adequate new business processes and systems;

•	Applied’s ability to rapidly expand its operations to meet increased demand and the associated effect on Applied’s working capital;

•	new materials, processes and technologies;

•	the need to attract, motivate and retain employees with skills and expertise in these new areas;

•	new and more diverse customers and suppliers, including some with limited operating histories, uncertain and/or limited funding, evolving business models and/or locations in regions where Applied does not have existing operations;

•	different customer service requirements;

•	new and/or different competitors with potentially more financial or other resources and industry experience;

•	entry into new industries and countries, with differing levels of government involvement, laws and regulations, and business and employment practices;

•	third parties’ intellectual property rights; and

•	the need to comply with, or work to establish, industry standards and practices.

If Applied does not successfully manage the risks resulting from its entry into new markets and industries, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to the risks of operating a global business.

In fiscal 2008, approximately 81 percent of Applied’s net sales were to customers in regions outside the United States, with a majority of business from customers in Asia. Certain of Applied’s R&D and/or manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in China. The global nature of Applied’s business and operations presents challenges, including but not limited to those arising from:

•	varying regional and geopolitical business conditions and demands;

•	variations among, and changes in, local, regional, national or international laws and regulations (including tax and import and export restrictions), as well as the interpretation and application of such laws and regulations;

•	global trade issues, including those related to the interpretation and application of import and export licenses;

•	variations in protection of intellectual property and other legal rights;

•	positions taken by U.S. governmental agencies regarding possible national commercial and/or security issues posed by international business operations;

•	fluctuating raw material and energy costs;

•	variations in the ability to develop relationships with suppliers and other local businesses;

•	fluctuations in interest rates and currency exchange rates, including the relative position of the U.S. dollar;

•	the need to provide sufficient levels of technical support in different locations;

•	political instability, natural disasters (such as earthquakes, floods or storms), pandemics, terrorism or acts of war in locations where Applied has operations, suppliers or sales;

•	cultural differences;

•	customer- or government-supported efforts to promote the development and growth of local competitors;

•	shipping costs and/or delays;

•	uncertainties with respect to economic growth rates in various countries; and

•	uncertainties with respect to growth rates for the manufacture and sales of semiconductors, LCDs and solar cells in the developing economies of certain countries.

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

Applied’s semiconductor and flat panel display customer bases historically have been, and are becoming even more, highly concentrated. In addition, certain customers have entered into strategic alliances or industry consortia that have increased the influence of key industry participants in technology decisions made by their partners. In the solar area, while the number of solar PV manufacturing customers is increasing as the number of market entrants grows, the size of contracts with particular customers is expected to rise substantially as the industry moves to greater solar module factory output capacity, including capacity sufficient to annually generate electricity on a gigawatt scale. In this environment, contracts or orders from a relatively limited number of semiconductor, display and solar manufacturers have accounted for, and are expected to continue to account for, a substantial portion of Applied’s business. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they delay or cancel orders, Applied may not be able to replace the business. As Applied’s products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant, non-recoverable costs. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to Applied. In addition, certain customers have undergone significant ownership and/or management changes, and outsourced manufacturing activities, have engaged in collaboration or cooperation arrangements with other customers or have consolidated with other customers, which may result in additional complexities in managing customer relationships and transactions. These factors could have a material adverse effect on Applied’s business, financial condition and results of operations.

Applied is exposed to risks associated with acquisitions and strategic investments.

Applied has made, and in the future intends to make, acquisitions of, and investments in, companies, technologies or products in existing, related or new markets for Applied. Acquisitions involve numerous risks, including but not limited to:

•	diversion of management’s attention from other operational matters;

•	inability to complete acquisitions as anticipated or at all;

•	inability to realize anticipated benefits;

•	failure to commercialize purchased technologies;

•	inability to capitalize on characteristics of new markets that may be significantly different from Applied’s existing markets and where competitors may have stronger market positions;

•	exposure to operational risks, rules and regulations to the extent such activities are located in countries where Applied has not historically conducted business;

•	challenges associated with managing larger, more diverse and more widespread operations;

•	inability to obtain and protect intellectual property rights in key technologies;

•	ineffectiveness of an acquired company’s internal controls;

•	impairment of acquired intangible assets as a result of technological advancements or worse-than-expected performance of the acquired company or its product offerings;

•	unknown, underestimated and/or undisclosed commitments or liabilities;

•	inappropriate scale of acquired entities’ critical resources or facilities for business needs; and

•	ineffective integration of operations, systems, technologies, products or employees of the acquired companies.

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

Applied’s business depends on its ability to supply equipment, services and related products that meet the rapidly changing technical and volume requirements of its customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers. Some key parts may be subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers located in countries other than the United States, including China. Applied may experience significant interruptions of its manufacturing operations, delays in its ability to deliver products or services, increased costs or customer order cancellations as a result of:

•	the failure or inability of suppliers to timely deliver quality parts;

•	volatility in the availability and cost of materials;

•	difficulties or delays in obtaining required import or export approvals;

•	information technology or infrastructure failures;

•	natural disasters (such as earthquakes, floods or storms); or

•	other causes (such as regional economic downturns, pandemics, political instability, terrorism, or acts of war), could result in delayed deliveries, manufacturing inefficiencies, increased costs or order cancellations.

In addition, Applied’s need to rapidly increase its business and manufacturing capacity to meet unanticipated increases in demand may exacerbate any interruptions in Applied’s manufacturing operations and supply chain and the associated effect on Applied’s working capital. Moreover, if actual demand for Applied’s products is different than expected, Applied may purchase more/fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. The volatility of demand for capital equipment increases capital, technical and other risks for companies in the supply chain. Any or all of these factors could materially and adversely affect Applied’s business, financial condition and results of operations.

The failure to successfully implement and conduct off-shoring and outsourcing activities and other operational initiatives could adversely affect results of operations.

To better align its costs with market conditions, increase its presence in growing markets, enhance productivity, and improve efficiencies, Applied conducts engineering, software development and other operations in regions outside the United States, particularly India and China, and outsources certain functions to third parties, including companies in the United States, India, China and other countries. Outsourced functions include certain engineering, manufacturing, customer support, software development, information technology support, finance and administrative activities. The expanding role of third party providers has required changes to Applied’s existing operations and the adoption of new procedures and processes for retaining and managing these providers in order to realize the potential productivity and operational efficiencies, assure quality and continuity of supply, and protect Applied’s intellectual property. In addition, Applied has implemented several key operational initiatives intended to improve manufacturing efficiency, including integrate-to-order, module-final-test and merge-in-transit programs. Applied also is implementing a multi-year, company-wide program to transform certain business processes, which includes transitioning to a single enterprise resource planning (ERP) software system to perform various functions. The conversion to this new ERP system will include certain risks, including difficulties with data integrity and business interruption.

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

Applied’s success and competitiveness depend in large part on its ability to attract, retain and motivate key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, changes in Applied’s management or leadership, competitors’ hiring practices, cost reduction activities, and the effectiveness of Applied’s compensation programs, including its equity-based programs. Applied periodically evaluates its overall compensation program and makes adjustments, as appropriate, to enhance its competitiveness. If Applied does not successfully attract, retain and motivate key employees, Applied may be unable to capitalize on its opportunities and its operating results may be materially and adversely affected.

Changes in tax rates or tax liabilities could affect results of operations.

As a global company, Applied is subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Applied’s future annual and quarterly tax rates could be affected by numerous factors, including changes in the: (1) applicable tax laws; (2) composition of pre-tax income in countries with differing tax rates; or (3) valuation of Applied’s deferred tax assets and liabilities. In addition, Applied is subject to regular examination by the Internal Revenue Service and other tax authorities. Applied regularly assesses the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. Although Applied believes its tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in Applied’s historical income tax provisions and accruals, which could materially and adversely affect Applied’s financial condition and results of operations.

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

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties

Information concerning Applied’s principal properties at October 26, 2008 is set forth below:

			Square
Location	Type	Principal Use	Footage	Ownership

Santa Clara, CA	Office, Plant & Warehouse	Headquarters, Marketing,	1,640,000	Owned
		Manufacturing, Distribution,	573,000	Leased
		Research, Development and Engineering
Austin, TX	Office, Plant & Warehouse	Manufacturing	1,719,000	Owned
			327,000	Leased
Rehovot, Israel	Office, Plant & Warehouse	Manufacturing, Research, Development and Engineering	442,000	Owned
Alzenau, Germany	Office, Plant & Warehouse	Manufacturing, Research, Development and Engineering	281,000	Leased
Cheseaux, Switzerland	Office, Plant & Warehouse	Manufacturing, Research, Development, Engineering and Customer Support	114,000	Leased
Treviso, Italy	Office, Plant & Warehouse	Manufacturing, Research, Development, Engineering and Customer Support	55,000	Leased
Tainan, Taiwan	Office, Plant & Warehouse	Manufacturing and Customer Support	148,000	Owned
Xi’an, China	Office, Plant & Warehouse	Research, Development and Engineering	120,000	Owned
Hsinchu, Taiwan	Office & Warehouse	Customer Support	90,000	Owned
			81,000	Leased
Singapore	Office	Customer Support	76,000	Leased
Shanghai, China	Office & Warehouse	Customer Support	59,000	Leased

Because of the interrelation of Applied’s operations, properties within a country may be shared by the segments operating within that country. Products in the Silicon segment are manufactured in Austin, Texas and Rehovot, Israel. Remanufactured products in the Applied Global Services segment are produced primarily in Austin, Texas. Products in the Display segment are manufactured in Santa Clara, California; Alzenau, Germany; and Tainan, Taiwan. Products in the Energy and Environmental Solutions segment are primarily manufactured in Alzenau, Germany; Cheseaux, Switzerland; Treviso, Italy; and Santa Clara, California.

In addition to the above properties, Applied leases office space for marketing, sales, engineering and customer support offices in 88 locations throughout the world: 23 in Europe, 20 in Japan, 19 in North America (principally the United States), 17 in Asia-Pacific (including China and India), 7 in Korea and 2 in Taiwan.

In addition, Applied owns 112 acres of buildable land in Texas that could accommodate approximately 1,708,000 square feet of additional building space, 43 acres in California that could accommodate approximately 1,247,000 square feet of additional building space, and 6 acres in Colorado that could accommodate approximately 87,000 square feet of additional building space. Applied also leases: 13 acres in Taiwan that could accommodate approximately 270,000 square feet of additional building space; 5 acres in Singapore that could accommodate approximately 333,000 square feet of additional building space; 4 acres in Italy that could accommodate approximately 180,000 square feet of additional building space; 10 acres in Israel that could accommodate approximately 111,000 square feet of additional building space; and 25 acres in China that could accommodate approximately 768,000 square feet of additional building space.

Applied considers the properties that it owns or leases as adequate to meet its current and future requirements. Applied regularly assesses the size, capability and location of its global infrastructure and periodically makes adjustments based on these assessments.

Item 3:	Legal Proceedings

The information set forth under “Legal Matters” in Note 11 of Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table sets forth the high and low closing sale prices for the periods presented as reported on the NASDAQ Global Select Market.

	Price Range
	High	Low

Fiscal 2007
First quarter	$19.54	$17.08
Second quarter	$19.68	$17.61
Third quarter	$21.80	$18.40
Fourth quarter	$22.96	$18.86
Fiscal 2008
First quarter	$19.42	$16.33
Second quarter	$21.53	$17.48
Third quarter	$20.79	$16.96
Fourth quarter	$19.33	$11.36

Applied’s common stock is traded on the NASDAQ Global Select Market under the symbol AMAT. As of November 21, 2008, there were 5,031 directly registered holders of Applied common stock.

Performance Graph

The performance graph below shows the five-year cumulative total stockholder return on Applied common stock during the period from October 26, 2003 through October 26, 2008. This is compared with the cumulative total return of the Standard & Poor’s 500 Stock Index and the RDG Semiconductor Composite Index over the same period. The comparison assumes $100 was invested on October 26, 2003 in Applied common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Comparison of 5 Year Cumulative Total Return*
Among Applied Materials, Inc., The S&P 500 Index
And The RDG Semiconductor Composite Index

*	$100 invested on October 26, 2003 in stock and October 31, 2003 in index-including reinvestment of dividends.
Indexes calculated on month-end basis.
Copyright© 2008 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	10/26/03	10/31/04	10/30/05	10/29/06	10/28/07	10/26/08
Applied Materials	100.00	77.97	79.51	84.65	93.55	57.28
S&P 500 Index	100.00	109.42	118.96	138.40	158.56	101.32
RDG Semicondutor Composite Index	100.00	75.06	81.20	84.08	97.96	54.18

Dividends

During fiscal 2008, Applied’s Board of Directors declared four quarterly cash dividends in the amount of $0.06 per share each quarter. The fourth quarterly cash dividend declared in fiscal 2008 was paid on December 4, 2008 to stockholders of record as of November 13, 2008. During fiscal 2007, Applied’s Board of Directors declared one quarterly cash dividend in the amount of $0.05 per share and three quarterly cash dividends in the amount of $0.06 per share each quarter. Dividends paid during fiscal 2008 and fiscal 2007 totaled $325 million and $306 million, respectively. Applied currently anticipates that it will continue to pay cash dividends on a quarterly basis in the future, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of Applied’s stockholders.

Repurchases of Applied Common Stock

The following table provides information as of October 26, 2008 with respect to the shares of common stock repurchased by Applied during the fourth quarter of fiscal 2008:

				Maximum Dollar
			Total Number of	Value of Shares
		Average	Shares Purchased as	that May Yet be
	Total Number of	Price Paid	Part of Publicly	Purchased under
Period	Shares Purchased	per Share	Announced Program*	the Program*
	(Shares in		(Shares in	(Dollars in
	thousands)		thousands)	millions)

Period #1
(July 28, 2008 to August 24, 2008)	3,355	$18.25	3,355	$2,539
Period #2
(August 25, 2008 to September 21, 2008)	7,100	$17.08	7,100	$2,418
Period #3
(September 22, 2008 to October 26, 2008)	8,446	$13.91	8,446	$2,300

Total	18,901	$15.87	18,901

*	On September 15, 2006, the Board of Directors approved a stock repurchase program for up to $5.0 billion in repurchases over the subsequent three years, ending September 2009.

In November 2008, Applied announced that it had temporarily suspended stock repurchases in order to maintain financial flexibility in light of the deteriorating global economic and market conditions.

Item 6:	Selected Financial Data

The following selected financial information has been derived from Applied’s historical audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and the accompanying notes for the corresponding fiscal years:

Fiscal Year Ended(1)	2008	2007	2006	2005	2004
	(In thousands, except percentages, ratios, per share amounts and number of employees)

Net sales	$8,129,240	$9,734,856	$9,167,014	$6,991,823	$8,013,053
Gross margin	$3,442,828	$4,492,443	$4,291,802	$3,085,874	$3,701,245
(% of net sales)	42.4	46.1	46.8	44.1	46.2
Research, development and engineering	$1,104,122	$1,142,073	$1,152,326	$940,507	$991,873
(% of net sales)	13.6	11.7	12.6	13.5	12.4
Marketing, selling, general and administrative	$965,164	$952,443	$906,742	$697,402	$751,621
(% of net sales)	11.9	9.8	9.9	10.0	9.4
Income before income taxes	$1,408,718	$2,439,653	$2,166,971	$1,581,569	$1,829,250
Effective tax rate(%)	31.8	29.9	30.0	23.5	26.1
Net income	$960,746	$1,710,196	$1,516,663	$1,209,900	$1,351,303
(% of net sales)	11.8	17.6	16.5	17.3	16.9
Earnings per diluted share	$0.70	$1.20	$0.97	$0.73	$0.78
Weighted average common shares	1,374,507	1,427,002	1,565,072	1,657,493	1,721,645
Order backlog	$4,847,598	$3,654,704	$3,398,280	$2,570,808	$3,368,382
Working capital(2)	$3,718,605	$4,225,967	$3,644,974	$5,069,663	$6,020,747
Current ratio(2)	2.3	2.8	2.5	3.9	3.6
Long-term debt	$201,576	$202,281	$204,708	$407,380	$410,436
Cash dividends declared per common share	$0.24	$0.23	$0.18	$0.09	$—
Stockholders’ equity	$7,548,958	$7,821,409	$6,651,400	$8,928,549	$9,262,027
Book value per share	$5.67	$5.64	$4.78	$5.56	$5.51
Total assets	$11,006,318	$10,662,278	$9,480,837	$11,269,157	$12,093,445
Capital expenditures, net of loss on fixed asset retirements	$281,080	$243,383	$151,117	$177,097	$171,538
Regular employees	14,824	14,550	14,072	12,576	12,191

(1)	Each fiscal year ended on the last Sunday in October.

(2)	In fiscal 2006, Applied reclassified certain fixed-income securities from short-term investments to long-term investments; prior period balances have been reclassified to conform to the current period presentation.

Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s Discussion and Analysis (MD&A) is intended to facilitate an understanding of Applied’s business and results of operations. This MD&A should be read in conjunction with Applied’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. The following discussion contains forward-looking statements and should also be read in conjunction with the cautionary statement set forth at the beginning of this Form 10-K. MD&A consists of the following sections:

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

Overview

Applied provides Nanomanufacturing Technologytm solutions for the global semiconductor, flat panel display, solar and related industries, with a broad portfolio of innovative equipment, service and software products. Applied’s customers are primarily manufacturers of semiconductors, flat panel liquid crystal displays (LCDs), solar photovoltaic cells and modules (solar PVs), flexible electronics and energy-efficient glass. Applied operates in four reportable segments: Silicon, Applied Global Services, Display, and Energy and Environmental Solutions. Product development and manufacturing activities occur primarily in North America, Europe, Israel and Asia. Applied’s broad range of equipment and service products are highly technical and are sold primarily through a direct sales force.

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

The following table presents certain significant measurements for the past three fiscal years:

Fiscal Year	2008	2007	2006
	(In millions, except per share amounts and percentages)

New orders	$9,155	$9,677	$9,888
Net sales	$8,129	$9,735	$9,167
Gross margin	$3,443	$4,492	$4,292
Gross margin percent	42.4%	46.1%	46.8%
Net income	$961	$1,710	$1,517
Earnings per share	$0.70	$1.20	$0.97

Fiscal 2008 financial results reflected decreased demand for semiconductor equipment and, to a lesser extent, service products, due to unfavorable market conditions in the semiconductor industry, partially offset by increased demand for LCD and solar products. New orders decreased from fiscal 2007 due to lower demand for semiconductor equipment from memory, foundry and logic chip manufacturers, partially offset by increased demand by LCD customers and, beginning in the first quarter of fiscal 2008, the recognition of orders for Applied’s SunFabtm Thin Film Line for manufacturing solar panels. Net sales decreased during fiscal 2008 compared to fiscal 2007 due to the decline in investment from memory and logic customers, partially offset by increased sales of crystalline silicon (c-Si) solar manufacturing products. Net income decreased in fiscal 2008 compared to fiscal 2007 due to lower net sales, offset in part by lower operating expenses. Fiscal 2008 financial results included charges associated with restructuring programs.

Fiscal 2007 financial results reflected improved conditions in the semiconductor industry that began with the industry’s recovery in 2006, while conditions in the display industry were mixed as manufacturers postponed capacity additions despite strong consumer demand for LCD TVs. Total orders decreased slightly from fiscal 2006, primarily due to the significant decline in demand for display manufacturing products, partially offset by increased demand for products and services in all other segments. Net sales increased during fiscal 2007 over fiscal 2006, primarily due to strong demand from dynamic random access memory (DRAM) and flash memory chip manufacturers, partially offset by a significant decline in LCD equipment sales as manufacturers absorbed capacity following substantial investment in 2006. Net income improved in fiscal 2007 compared to fiscal 2006 due to higher sales and lower operating expenses, offset in part by lower interest income. Fiscal 2007 financial results included restructuring and asset impairment and other charges associated with ceasing development of beamline implant products, and an in-process research and development (IPR&D) expense associated with the acquisition of certain net assets of Brooks Automation, Inc. (Brooks Software).

Fiscal 2006 results reflected a recovery in the semiconductor and flat panel display industries along with the global economy, as end-user demand for electronic products and LCDs drove increased customer investments in advanced silicon (particularly memory) and display products compared to fiscal 2005. During this period, Applied’s semiconductor customers increased both high-volume production and leading-edge 65nm and 45nm chip development. Improvements in operating performance were offset in part by restructuring and asset impairment charges, and an IPR&D expense associated with the acquisition of Applied Films Corporation (Applied Films).

Applied expects an unusually challenging environment for fiscal 2009. The turmoil in the financial markets and weakening global economy are compounding the impact of the highly cyclical markets in which Applied operates. Current negative trends in consumer spending and pervasive economic uncertainty have led some customers to decrease factory operations and to reassess their projected spending plans. As a result, on November 12, 2008, Applied announced that it will implement a restructuring program beginning in the first quarter of fiscal 2009. In addition, Applied’s ability to forecast customers’ future investments and its financial targets are limited in this uncertain macroeconomic climate. Applied currently expects that orders and revenue will be down overall and across most segments in fiscal 2009, with the exception of the Energy and Environmental Solutions segment.

Results of Operations

The following table presents certain quarterly and full fiscal year financial information:

	Fiscal Quarter				Fiscal
	First	Second	Third	Fourth	Year
	(In millions, except per share amounts)

2008:
New orders	$2,500	$2,414	$2,030	$2,212	$9,155
Net sales	$2,087	$2,150	$1,848	$2,044	$8,129
Gross margin	$935	$967	$742	$799	$3,443
Net income	$262	$303	$165	$231	$961
Earnings per diluted share	$0.19	$0.22	$0.12	$0.17	$0.70
2007:
New orders	$2,538	$2,648	$2,284	$2,206	$9,677
Net sales	$2,277	$2,530	$2,561	$2,367	$9,735
Gross margin	$1,063	$1,137	$1,216	$1,077	$4,492
Net income	$403	$411	$474	$422	$1,710
Earnings per diluted share	$0.29	$0.29	$0.34	$0.30	$1.20
2006:
New orders	$2,041	$2,488	$2,670	$2,688	$9,888
Net sales	$1,858	$2,248	$2,543	$2,518	$9,167
Gross margin	$838	$1,045	$1,223	$1,186	$4,292
Net income	$143	$413	$512	$449	$1,517
Earnings per diluted share	$0.09	$0.26	$0.33	$0.30	$0.97

Applied’s business was subject to cyclical industry conditions in fiscal 2008, 2007 and 2006. As a result of these conditions, there were significant fluctuations in Applied’s quarterly new orders and net sales, both within and across the fiscal years. Demand for manufacturing equipment has historically been volatile as a result of sudden changes in chip and LCD supply and demand and other factors, including global economic and market conditions and rapid technological advances in fabrication processes.

New Orders

New orders by geographic region, which are attributed according to the location of customers’ facilities, were as follows:

Fiscal Year	2008	2007	2006
	(In millions)

Taiwan	$2,110	$2,703	$2,098
North America(1)	1,680	1,518	1,901
Asia-Pacific(2)	1,530	1,262	1,272
Korea	1,477	1,639	1,758
Japan	1,224	1,520	1,823
Europe	1,134	1,035	1,036

	$9,155	$9,677	$9,888

(1)	Primarily the United States.

(2)	Includes China.

New orders for fiscal 2008 decreased 5 percent to $9.2 billion from $9.7 billion in the prior year, due to lower demand for semiconductor equipment from logic, memory, and foundry chip manufacturers, partially offset by increased demand for LCD and solar equipment, including the initial recognition of orders for the Applied SunFabtm Thin Film Line. Demand for LCD equipment slowed substantially in the fourth quarter of fiscal 2008, as Display customers absorbed capacity following robust demand over the preceding three quarters.

New orders for fiscal 2007 decreased 2 percent to $9.7 billion from $9.9 billion in the prior year, reflecting delays in investment by LCD customers, partially offset by increased demand for solar equipment, semiconductor equipment, and service products. Demand for semiconductor equipment slowed in the second half of fiscal 2007 as customers absorbed added capacity, while demand from LCD customers recovered in the fourth quarter of fiscal 2007.

Fiscal 2006 orders of $9.9 billion reflected increased semiconductor manufacturing equipment orders from memory manufacturers, increased service orders as a result of higher customer factory utilization and new product introductions, and increased display orders as customers invested in next-generation equipment.

Applied’s backlog for the last three fiscal years was as follows: $4.8 billion at October 26, 2008, $3.7 billion at October 28, 2007, and $3.4 billion at October 29, 2006. Backlog increased in fiscal 2008 primarily due to the inclusion of orders for products obtained through the acquisitions of Baccini S.p.A. (Baccini) and HCT Shaping Systems S.A. (HCT) that met Applied’s order recognition criteria during the third quarter of fiscal 2008 but did not qualify for order recognition at the time of the acquisition, partially offset by debookings, primarily of semiconductor equipment, and unfavorable currency adjustments. Backlog consists of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; (2) contractual service revenue and maintenance fees to be earned within the next 12 months; and (3) orders for SunFab lines that are anticipated to be recognized as revenue within the next 12 months. Due to the potential for customer changes in delivery schedules or cancellation of orders, Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods.

Net Sales

Net sales by geographic region, which are attributed according to the location of customers’ facilities, were as follows:

Fiscal Year	2008	2007	2006
	(In millions)

Taiwan	$1,837	$2,679	$2,079
North America(1)	1,520	1,554	1,708
Korea	1,309	1,847	1,699
Asia-Pacific(2)	1,296	1,206	1,157
Japan	1,218	1,493	1,518
Europe	949	956	1,006

	$8,129	$9,735	$9,167

(1)	Primarily the United States.

(2)	Includes China.

During fiscal 2008, net sales decreased by 16 percent, to $8.1 billion from $9.7 billion in fiscal 2007, due to decreased investment from memory and logic chip manufacturers, partially offset by increased demand from solar and LCD customers. During fiscal 2007, net sales increased by 6 percent, to $9.7 billion from $9.2 billion in fiscal 2006, led by strength in memory capacity expansion throughout the year. In fiscal 2006, net sales of $9.2 billion followed the trend of increased orders for the year.

Gross Margin

Gross margin as a percentage of net sales decreased to 42.4 percent in fiscal 2008 from 46.1 percent in fiscal 2007, compared to 46.8 percent in fiscal 2006. The decrease in the gross margin percentage from fiscal 2007 to fiscal 2008 was attributable to lower net sales and lower margin product mix. The decrease in the gross margin percentage from fiscal 2006 to fiscal 2007 was principally attributable to inventory-related charges of $56 million associated with ceasing development of beamline implant products, incremental charges attributable to acquisitions consisting of inventory fair value adjustments on products sold, amortization and product mix, partially offset by higher revenue levels and lower material costs. Gross margin during fiscal 2008, 2007 and 2006 included $32 million, $27 million and $37 million, respectively, of equity-based compensation expense.

Research, Development and Engineering

Applied’s future operating results depend to a considerable extent on its ability to maintain a competitive advantage in the equipment and service products it provides. Applied believes that it is critical to continue to make substantial investments in RD&E to assure the availability of innovative technology that meets the current and projected requirements of its customers’ most advanced designs. Applied historically has maintained its commitment to investing in RD&E in order to continue to offer new products and technologies. RD&E expenses were $1.1 billion (14 percent of net sales) in fiscal 2008, $1.1 billion (12 percent of net sales) in fiscal 2007 and $1.2 billion (13 percent of net sales) in fiscal 2006. RD&E expense during fiscal 2008, 2007 and 2006 included $59 million, $56 million and $76 million, respectively, of equity-based compensation expense. Development cycles range from 12 to 36 months depending on whether the product is an enhancement of an existing product, which typically has a shorter development cycle, or a new product, which typically has a longer development cycle. Most of Applied’s existing products resulted from internal development activities and innovations involving new technologies, materials and processes. In certain instances, Applied acquires technologies, either in existing or new product areas, to complement its existing technology capabilities and to reduce time to market.

In fiscal 2008, Applied focused on the development of processes and systems for the continued scaling of semiconductor devices. Applied pioneered a self-aligned double patterning approach that can enable 22nm and below device fabrication using conventional optical lithography. The Company also developed technology for the implementation of through-silicon vias, an emerging solution for interconnecting 3D chip stacks to achieve better device performance, lower power consumption, reduced costs and the integration of heterogeneous devices. Efforts were also focused on developing the systems and technology to reduce the cost-per-watt of solar electricity.

In fiscal 2007, Applied focused on developing systems for customers’ new chip designs with 45nm and below geometries, including systems to enable faster transistors using strain engineering and high-k/metal gate technologies, and patterning processes to enable customers to extend their existing 193 nm lithography tools through additional technology generations. Applied also continued to invest in solar research and development.

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

There were no IPR&D charges recorded in fiscal 2008. During fiscal 2007, Applied recorded an IPR&D expense of $5 million associated with the acquisition of certain net assets of Brooks Software, a division of Brooks Automation, Inc. During fiscal 2006, Applied recorded an IPR&D expense in the amount of $14 million related to the acquisition of Applied Films. Applied’s methodology for allocating the purchase price relating to purchased acquisitions to IPR&D was determined through established valuation techniques. The IPR&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

Marketing, Selling, General and Administrative

Marketing, selling, general and administrative expenses were $965 million (12 percent of net sales) in fiscal 2008, $952 million (10 percent of net sales) in fiscal 2007, and $907 million (10 percent of net sales) in fiscal 2006. The increase in marketing, selling, general and administrative expenses from fiscal 2007 to 2008 was principally attributable to increased operating costs from business acquisitions and equity compensation expenses, offset in part by cost control initiatives. The increase in marketing, selling, general and administrative expenses from fiscal 2006 to 2007 was principally attributable to increased operating costs from acquired businesses, investments in the solar business expansion, and increased variable compensation expenses. These expenses were partially offset by lower equity compensation expenses and savings from cost control initiatives, including ceasing development of beamline implant products and transitioning to managed service providers to perform certain information technology and business infrastructure support. Marketing, selling and general and administrative expenses during fiscal 2008, 2007 and 2006 included $88 million, $77 million and $104 million, respectively, of equity-based compensation expense.

Restructuring and Asset Impairments

During the first quarter of fiscal 2008, Applied announced a global cost reduction plan (the Plan) that primarily affected its Silicon and Applied Global Services segments and related support organizations. As part of the Plan, Applied reduced its global workforce through a combination of job elimination and attrition. For fiscal 2008, Applied recorded restructuring charges of $29 million relating to the Plan, consisting primarily of employee termination costs to reduce its workforce. The affected employees were based in North America, Europe and Asia, and represented multiple functions.

During the second quarter of fiscal 2007, Applied’s Board of Directors approved a plan (the Implant Plan) to cease development of beamline implant products for semiconductor manufacturing and curtail the operations of its Implant group based in Horsham, England. Under the Implant Plan, Applied closed its research, development and manufacturing operations in Horsham in October 2007. Costs under the Implant Plan for fiscal 2008 consisted of restructuring charges of $11 million associated with facilities. Costs under the Implant Plan in fiscal 2007 consisted primarily of inventory-related charges reported as cost of products sold of $56 million, other operating expenses of $10 million, and restructuring and asset impairment charges of $30 million. Also as part of the Implant Plan, Applied recorded restructuring charges of $22 million, consisting primarily of employee termination costs to reduce its workforce. The majority of the affected employees were based in Horsham, England, and represented multiple functions. Asset impairment charges included $8 million of fixed asset write-offs. The Implant group operated in the Silicon segment, and the results of its operations were not material to Applied’s financial position or results of operations.

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

For further details, see Note 6 of Notes to Consolidated Financial Statements.

Net Interest and Other Income

Net interest and other income was $89 million for fiscal 2008, $98 million for fiscal 2007, and $149 million for fiscal 2006.

The decrease in net interest and other income for fiscal 2008 from fiscal 2007 was primarily due to a reduction in short-term investments and a decrease in interest rates during fiscal 2008, offset by a decrease in interest expense associated with scheduled debt maturities that occurred in September 2007. The decrease in net interest and other income from fiscal 2006 to 2007 was primarily due to a reduction in cash and investments during the fourth quarter of fiscal 2006 when Applied repurchased 145 million shares of its outstanding common stock for an aggregate purchase price of $2.5 billion under an accelerated stock buyback program.

Income Taxes

Applied’s effective income tax provision rate was 31.8 percent for fiscal 2008, 29.9 percent for fiscal 2007, and 30.0 percent for fiscal 2006. Applied’s effective tax rate was higher for fiscal 2008 compared to fiscal 2007 as fiscal 2007 reflected benefits of $36 million principally related to the favorable resolution of audits of prior years’ income tax filings, partially offset by a $13 million charge from the expensing of equity-based compensation. Applied’s effective tax rate of 30.0 percent for fiscal 2006 reflected benefits of $61 million principally related to the favorable resolution of audits of prior years’ income tax filings, partially offset by a $17 million charge from the expensing of equity-based compensation.

Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, and non-tax deductible expenses incurred in connection with acquisitions. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly.

Segment Information

Applied operates in four reportable segments: Silicon, Applied Global Services, Display, and Energy and Environmental Solutions. A description of the products and services, as well as financial data, for each reportable segment can be found in Note 10 of Notes to Consolidated Financial Statements. Applied does not allocate to its reportable segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include those for equity-based compensation and certain components of variable compensation, corporate marketing and sales, corporate functions (certain management, finance, legal, human resources and RD&E), and unabsorbed information technology and occupancy. Effective in the first quarter of fiscal 2008, Applied renamed two of its reportable segments. The Fab Solutions segment was renamed Applied Global Services, and the Adjacent Technologies segment was renamed Energy and Environmental Solutions. In addition, Applied changed its management reporting system for services to report all service results in the Applied Global Services segment. Applied has reclassified segment operating results for fiscal 2007 and 2006 to conform to the fiscal 2008 presentation.

Discussions below include the results of each reportable segment.

Silicon Segment

The Silicon segment includes semiconductor capital equipment for deposition, etch, rapid thermal processing (RTP), chemical mechanical planarization (CMP), and metrology and inspection. Development efforts are focused on solving customers’ key technical challenges, including transistor performance and nanoscale patterning, and on improving chip manufacturing productivity to reduce costs.

Certain significant measures for the past three fiscal years were as follows:

Fiscal Year	2008	2007	2006
	(In millions)

New orders	$4,092	$6,651	$6,555
Net sales	$4,005	$6,512	$5,971
Operating income	$1,242	$2,379	$2,000

Silicon new orders decreased 38 percent to $4.1 billion in fiscal 2008 compared to fiscal 2007. The decrease in new orders was due to reduced demand for equipment from logic, memory and foundry customers. Net sales decreased 38 percent to $4.0 billion in fiscal 2008 compared to fiscal 2007. The decrease in net sales was due to decreased investment by logic and memory customers. Operating income decreased 48 percent to $1.2 billion in fiscal 2008 compared to fiscal 2007. The decrease in operating income was due to significantly lower revenue levels from the slowdown in the semiconductor equipment industry, partially offset by lower operating expenses attributable to continued focus on cost controls and improvement in manufacturing activities. In fiscal 2008, the Company launched two key products for photomask applications: the Applied Aera2 Mask Inspection system, which detects critical defects on a photomask, and the Applied Tetra Reticle Clean system, which cleans 32nm and below photomasks using wet clean chemistry. The Company also introduced the Applied Producer eHARP system for depositing films in high aspect ratio device structures.

Silicon orders increased 1 percent to $6.7 billion in fiscal 2007 compared to fiscal 2006, reflecting the semiconductor industry’s strength during this period, driven by demand for cell phones, computers, digital TVs, game consoles, MP3 players and other electronic products. The majority of new orders were for memory applications as customers invested in leading-edge flash and DRAM memory devices, while orders from foundries remained at low levels. Net sales increased 9 percent to $6.5 billion in fiscal 2007 compared to fiscal 2006. The increase in net sales was due to increased investment by memory and logic semiconductor customers in multiple areas, including etch, inspection, and RTP products. Operating income increased 19 percent to $2.4 billion in fiscal 2007 compared to fiscal 2006. The increase in operating income was due to higher revenue levels and continued focus on cost controls. Operating income for fiscal 2007 included charges of $66 million related to ceasing development of beamline implant products. In fiscal 2007, the Company launched the Applied Producer GT, a significant redesign of its successful Producer platform that offers faster, more cost-effective CVD processing for 45 nm and beyond applications. To meet the challenges of fabricating next-generation transistors, Applied announced its portfolio of high-k/metal gate solutions, including the Applied Advanced Gate Stack and Applied Centura Carina Etch systems. Other new etch systems introduced were the Applied Mariana Trench, for etching high aspect ratio structures, the Applied Opus AdvantEdge Metal Etch with a new 5-chamber platform, and the Applied Centura Tetra III Advanced Reticle Etch. The Company also added to its line of lithography-enabling systems with the new Applied Producer ACE SACVD and added to its line of strain engineering solutions with the Applied Producer Celera CVD.

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

Applied currently expects that the uncertain economic conditions, including credit concerns and lower consumer spending, will lead to further decline in demand for semiconductor equipment in fiscal 2009.

Applied Global Services Segment

The Applied Global Services segment encompasses technically differentiated products, including spares, services, certain earlier generation equipment products, and remanufactured equipment, to improve operating efficiency, reduce operating costs, and lessen the environmental impact of semiconductor, display and solar customers’ factories. Customer demand for products and services is fulfilled through a global distribution system with trained service engineers located in close proximity to customer sites.

Certain significant measures for the past three fiscal years were as follows:

Fiscal Year	2008	2007	2006
	(In millions)

New orders	$2,249	$2,508	$2,413
Net sales	$2,329	$2,353	$2,352
Operating income	$575	$630	$685

Fiscal 2008 results were impacted by lower levels of semiconductor and display customers’ factory utilization. New orders decreased 10 percent to $2.2 billion in fiscal 2008 compared to fiscal 2007, due to lower orders for spares, fab-wide services, and refurbished equipment, partially offset by increased orders for service and system enhancements. Net sales decreased 1 percent to $2.3 billion in fiscal 2008 compared to fiscal 2007. The net sales decrease reflected lower sales of fab-wide services and spares, offset by increased sales in services and system enhancements. Operating income decreased 9 percent to $575 million in fiscal 2008 compared to fiscal 2007 due to higher operating expenses in fiscal 2008.

New orders increased 4 percent to $2.5 billion in fiscal 2007 compared to fiscal 2006. The increase in new orders reflected increased demand for spare parts and services, as well as demand for factory automation products obtained as part of the Brooks Software acquisition. Net sales of $2.4 billion in fiscal 2007 were slightly up compared to fiscal 2006 due to increased factory automation sales offset by declines in spares sales. Fiscal 2007 remanufactured equipment orders and net sales remained consistent with fiscal 2006 levels. Operating income decreased 8 percent to $630 million in fiscal 2007 compared to fiscal 2006, reflecting product mix and increased operating expenses and charges related to the Brooks Software acquisition.

Net sales in 2006 reflected increases in spare parts shipments and service contracts as a result of higher wafer starts and an increase in 200mm remanufactured equipment investment. During fiscal 2006, operating results reflected improved operational efficiencies and savings from cost control initiatives. Applied also expanded its product offerings with the introduction of abatement systems for reducing perfluorocarbon (PFC) emissions and additional chamber performance services capabilities.

Fiscal 2007 and 2006 new orders, net sales and operating income increased from the previously reported amounts due to the reclassification in fiscal 2008 of display service products from the Display segment.

Applied currently expects that the uncertain global economic conditions will lead to lower factory utilization by Applied’s customers, resulting in lower demand for Applied Global Services’ products in fiscal 2009.

Display Segment

The Display segment encompasses products for manufacturing LCDs for TVs, personal computers and other video-enabled devices. The business is focused on expanding market share by differentiation with larger-scale substrates, entry into new markets, and development of products to enable cost reductions through productivity and uniformity.

Certain significant measures for the past three fiscal years were as follows:

Fiscal Year	2008	2007	2006
	(In millions)

New orders	$1,486	$273	$883
Net sales	$976	$705	$824
Operating income	$310	$159	$257

New orders increased significantly to $1.5 billion in fiscal 2008 compared to $273 million in fiscal 2007. Increased orders were due to substantial increases in demand by Display customers in response to strong end-product demand. This demand for LCD equipment reached an inflexion point in the third quarter of fiscal 2008 and decreased significantly in the fourth quarter of fiscal 2008, reflecting the volatility of the display industry. Net sales increased 38 percent to $976 million in fiscal 2008 compared to fiscal 2007, primarily due to customers’ investment in Gen-8 products. Operating income increased to $310 million in fiscal 2008 from $159 million in fiscal 2007. Operating income increased due to higher revenue levels, product mix and lower operating costs. In fiscal 2008, the Company introduced its Gen-10 systems that can process substrates sized at approximately 2.85 x 3.05 meters. These systems include the AKT-90K PECVD and AKT-90K EBT products.

New orders decreased 69 percent to $273 million in fiscal 2007 compared to fiscal 2006, reflecting delays in capacity expansion plans by LCD panel makers in light of excess inventories and end product sales price declines. Display customers increased spending levels in the fourth quarter of fiscal 2007 as panel makers began to experience more favorable market conditions. Net sales decreased 14 percent to $705 million in fiscal 2007. The decrease in net sales was attributable to lower investment by LCD manufacturers as they absorbed capacity. Operating income decreased 38 percent to $159 million in fiscal 2007 compared to fiscal 2006, due to lower revenues and factory absorption, product mix and higher operating expenses in support of the expanded product portfolio resulting from the acquisition of Applied Films in July 2006. In 2007, Applied launched the AKT-PiVottm 55KV system, which employs high-productivity, cost-efficient PVD technology to deposit metal and transparent conductive oxide films on the substrate.

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

Fiscal 2007 and 2006 new orders, net sales and operating income reported herein are lower than the previously reported amounts due to the reclassification in fiscal 2008 of display service products from the Display segment to the Applied Global Services segment.

Applied currently expects that the uncertain global economic conditions will result in decreasing consumer spending, leading to lower factory utilization by flat panel display manufacturers and lower demand for LCD equipment in fiscal 2009.

Energy and Environmental Solutions Segment

The Energy and Environmental Solutions segment includes products for fabricating solar PV cells and modules, high throughput roll-to-roll coating systems for flexible electronics and web products, and systems used in the manufacture of energy-efficient glass. Applied began offering these products after the acquisition of Applied Films in fiscal 2006. This segment also includes products for manufacturing c-Si solar PVs that were obtained through the acquisitions of HCT in fiscal 2007 and Baccini in fiscal 2008. This business is focused on delivering solutions to generate and conserve energy, with an emphasis on lowering the cost to produce solar power by providing equipment to enhance manufacturing scale and efficiency.

Certain significant measures for the past three fiscal years were as follows:

Fiscal Year	2008	2007	2006
	(In millions)

New orders	$1,329	$245	$37
Net sales	$819	$165	$20
Operating loss	$183	$89	$8

New orders of $1.3 billion in fiscal 2008 increased from $245 million in fiscal 2007. The increase in new orders was primarily due to the recognition of orders for the Applied SunFabtm Thin Film Line that began in the first quarter of fiscal 2008, as well as growth in orders for c-Si products. Net sales of $819 million in fiscal 2008 increased from $165 million in fiscal 2007 due to customers’ investment in c-Si products from the acquisitions of HCT and Baccini and increased sales across all other products in the segment. The increase in net sales for fiscal 2008 included the first revenue recognition of an Applied SunFabtm Thin Film Line. The operating loss of $183 million in fiscal 2008 increased from $89 million in fiscal 2007. The increase in operating loss reflected increased RD&E spending to develop products that enable lower-cost production of solar energy, increased operating costs, amortization of acquisition-related costs, and costs related to expansion of solar marketing efforts, partially offset by higher revenues.

New orders of $245 million in fiscal 2007 increased from $37 million in fiscal 2006, due primarily to increased orders of c-Si solar, glass and flexible electronics products. Net sales of $165 million in fiscal 2007 increased from $20 million in fiscal 2006 due primarily to higher glass, flexible electronics and c-Si solar net sales. Operating loss of $89 million in fiscal 2007 increased from $8 million in fiscal 2006, reflecting increased RD&E spending to develop products and services that enable lower-cost production of solar energy and costs related to expansion of solar marketing efforts, offset by higher revenues. In fiscal 2007, Applied introduced the Applied SunFabtm Thin Film Line, the first integrated production line designed for manufacturing thin film silicon solar modules using 5.7 square meter glass panels.

Orders and net sales in fiscal 2006 reflected the results of Applied Films’ solar, flexible electronics and energy-efficient glass products that Applied acquired in the third quarter. Fiscal 2006 results included a $9 million IPR&D expense related to the acquisition of Applied Films.

Business Combinations and Equity-Method Investment

On January 31, 2008, Applied acquired all of the outstanding shares of Baccini, a privately-held company based in Italy, for a purchase price of $215 million in cash, net of cash and marketable securities acquired. The acquired business is a leading supplier of automated metallization and test systems for manufacturing c-Si photovoltaic cells.

On November 9, 2007, Applied purchased from Edwards Vacuum, Inc. certain assets of its Kachina semiconductor equipment parts cleaning and refurbishment business for $19 million.

On August 23, 2007, Applied acquired all of the outstanding shares of Switzerland-based HCT for $463 million in cash, net of cash acquired. The acquired business is the world’s leading supplier of precision wafering systems used principally in manufacturing c-Si substrates for the solar industry.

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

For further details, see Note 12 of Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. Applied is evaluating the potential impact of the implementation of FSP 142-3 on its financial position and results of operations.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 will be effective for Applied in fiscal 2010, with early adoption permitted. Applied is evaluating the potential impact of the implementation of SFAS 161 on its financial position and results of operations.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (SFAS 159), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS 159 will be effective for Applied in fiscal 2009. Management does not believe the effect of implementing SFAS 159 will have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of Applied’s first quarter of fiscal 2010. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for Applied beginning in the first quarter of fiscal 2009. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active, and provides guidance on the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Applied will continue to evaluate the application of SFAS 157. Management does not believe the effect of implementing SFAS 157 will have a material impact on the Company’s financial position or results of operations.

Financial Condition, Liquidity and Capital Resources

Applied’s cash, cash equivalents and investments decreased to $3.5 billion at October 26, 2008 from $3.7 billion at October 28, 2007, due primarily to share repurchases and cash dividend distributions, offset by cash generated from operating activities. Applied has not undertaken any significant external financing activities for several years.

Cash, cash equivalents and investments consist of the following:

	October 26,	October 28,
	2008	2007
	(In millions)

Cash and cash equivalents	$1,412	$1,203
Short-term investments	689	1,167
Long-term investments	1,367	1,362

Total cash, cash-equivalents and investments	$3,468	$3,732

Applied generated cash from operating activities of $1.7 billion in fiscal 2008, $2.2 billion in fiscal 2007, and $2.0 billion in fiscal 2006. The primary sources of cash from operating activities were net income, as adjusted to exclude the effect of non-cash charges including depreciation, amortization, equity-based compensation, asset impairments and restructuring and IPR&D expenses, and changes in working capital levels, including accounts receivable and inventories. Applied utilized programs to discount letters of credit issued by customers of $167 million in fiscal 2008, $431 million in fiscal 2007, and $237 million in fiscal 2006. Discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. In fiscal 2008, Applied factored accounts receivables totaling $125 million. Days sales outstanding were 79 days at the end of fiscal 2008 and 2007, and 80 days at the end of fiscal 2006. Inventories increased by $674 million in fiscal 2008, mainly due to a net inventory increase within the Energy and Environmental Solutions segment.

Applied used $76 million and $977 million of cash in investing activities in fiscal 2008 and 2007, respectively, and generated $1.9 billion of cash from investing activities in fiscal 2006. Proceeds from sales and maturities of investments, net of purchases of investments, totaled $405 million in fiscal 2008. Purchases of investments, net of proceeds from sales and maturities of investments, totaled $150 million in fiscal 2007. Proceeds from sales and maturities of investments, net of purchases of investments, totaled $2.6 billion in fiscal 2006. Proceeds from the sale of investments in fiscal 2006 were used principally to fund Applied’s accelerated stock buyback initiated during that year.

Capital expenditures were $288 million in fiscal 2008, $265 million in fiscal 2007, and $179 million in fiscal 2006. Fiscal 2008 capital expenditures included investment in the implementation of a global business software system. Fiscal 2007 capital expenditures included investment in the implementation of an enterprise resource planning software system, and in Applied’s new global development capability center in Xi’an, China. Fiscal 2006 capital expenditures included purchases of lab equipment, network infrastructure and three buildings in Santa Clara, California that Applied had previously leased.

Investing activities also included investments in technology and acquisitions of companies to allow Applied to access new market opportunities or emerging technologies. During fiscal 2008, Applied acquired all of the outstanding shares of Baccini, a privately-held company based in Italy, for a purchase price of $215 million in cash, net of cash and marketable securities acquired. During the year Applied also purchased from Edwards Vacuum, Inc. certain assets of its Kachina semiconductor equipment parts cleaning and refurbishment business for $19 million. During fiscal 2007, Applied acquired all of the outstanding shares of HCT for $463 million in cash, net of cash acquired, and certain net assets of Brooks Automation, Inc. consisting of its Brooks Software division for $137 million in cash. During fiscal 2006, Applied paid cash for acquisitions and the investment in a joint venture totaling $486 million. During fiscal 2006, Applied acquired the outstanding stock of Applied Films for $310 million in cash, net of cash and marketable securities acquired, and assumed equity awards with a fair value of $26 million, of which $18 million was included in the purchase price; formed a joint venture, Sokudo, with Dainippon Screen Mfg. Ltd., for which Applied paid $147 million in cash and contributed other assets; acquired certain assets of UMS Solutions for $10 million; and acquired ChemTrace Corporation and ChemTrace Precision Cleaning, Inc. for approximately $22 million in cash, net of cash acquired, of which $18 million was paid upon closing. See Note 12 of Notes to Consolidated Financial Statements for additional details.

Applied used cash of $1.4 billion for financing activities in fiscal 2008, $892 million in fiscal 2007, and $4.1 billion in fiscal 2006. Financing activities included issuances and repurchases of common stock and payment of dividends. Since March 1996, Applied has systematically repurchased shares of its common stock in the open market. Cash used to repurchase shares totaled $1.5 billion in fiscal 2008, $1.3 billion in fiscal 2007, and $4.2 billion in fiscal 2006. During fiscal 2008, Applied’s Board of Directors declared four quarterly cash dividends in the amount of $0.06 per share each. The fourth quarterly cash dividend declared in fiscal 2008 was paid on December 4, 2008, to stockholders of record as of November 13, 2008. During fiscal 2007, Applied’s Board of Directors declared one quarterly cash dividend in the amount of $0.05 per share and three quarterly cash dividends in the amount of $0.06 per share each. During fiscal 2006, Applied’s Board of Directors declared one quarterly cash dividend in the amount of $0.03 per share and three quarterly cash dividends in the amount of $0.05 per share each. Dividends paid during fiscal 2008, 2007 and fiscal 2006 were $325 million, $306 million and $251 million, respectively. Applied currently anticipates that it will continue to pay cash dividends on a quarterly basis in the future, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of Applied’s stockholders. Financing activities also included borrowings and repayments of debt. Applied did not have any borrowings in fiscal years 2008, 2007 or 2006. As of October 26, 2008, Applied had credit facilities for unsecured borrowings in various currencies of up to approximately $1.2 billion, of which $1.0 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to expire in January 2012. This agreement provides for borrowings at interest rates keyed to one of the two rates selected by Applied for each advance, and includes financial and other covenants with which Applied was in compliance at October 26, 2008. No amounts were outstanding under this agreement at October 26, 2008. Cash used for debt repayments totaled $2 million for fiscal 2008, $202 million for fiscal 2007, and $8 million for fiscal 2006. Cash generated from issuances of common stock pursuant to Applied’s equity compensation programs totaled $401 million for fiscal 2008, $948 million for fiscal 2007, and $361 million for fiscal 2006.

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

In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of October 26, 2008, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was $167 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Applied expects that changes in its business will affect its working capital components, primarily related to its Energy and Environmental Solutions segment, which includes products for manufacturing solar PVs. Applied believes that the solar industry is moving to increasingly greater factory output of solar modules, including projects with an output capable of generating electricity on a gigawatt scale. Applied has entered into contracts with multiple customers for its SunFabtm Thin Film Line, for projects of varying scale. Fulfillment of these contracts requires Applied to invest in inventory particularly work in process, and Applied may obtain customer deposits that reduce the associated effect on other working capital components.

Applied’s investment portfolio consists principally of investment grade municipal bonds, money market mutual funds, U.S. Treasury and agency securities, corporate bonds, equity securities, and mortgage-backed and asset-backed securities. Applied regularly monitors the credit risk in its investment portfolio and takes appropriate measures, which may include the sale of certain securities, to manage such risks prudently in accordance with its investment policies. In fiscal 2008, as part of its regular investment review process, Applied recorded an insignificant impairment charge associated with its investment portfolio. At October 26, 2008, Applied had a gross unrealized loss of $48 million due to a decrease in the fair market value of certain fixed-rate debt and equity securities as a result of the recent turmoil in the global financial markets. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include: the length of time and extent to which fair market value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and Applied’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. Generally, the contractual terms of the investments do not permit settlement at prices less than the amortized cost of the investments. While Applied cannot predict future market conditions or market liquidity, Applied believes that its investment policies provide an appropriate means to manage the risks in its investment portfolio. The following types of financial instruments may present additional risks arising from liquidity and/or credit concerns: structured investment vehicles, auction rate securities, sub-prime and “Alt-A” mortgage-backed securities, and collateralized debt obligations. At October 26, 2008, Applied’s holdings in these categories of investments totaled $30 million, or 1% of total cash, cash equivalents and investments, which Applied does not consider to be material. In the event that these categories of investments become illiquid, Applied does not believe that this will materially affect the Company’s liquidity or results of operations.

Although cash requirements will fluctuate based on the timing and extent of factors such as those discussed above, Applied’s management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy Applied’s liquidity requirements for the next 12 months. In November 2008, Applied announced that it had temporarily suspended stock repurchases in order to maintain financial flexibility in light of the deteriorating global economic and market conditions. For further details regarding Applied’s operating, investing and financing activities for each of the three years in the period ended October 26, 2008, see the Consolidated Statements of Cash Flows in this report.

Off-Balance Sheet Arrangements

During the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by Applied or its subsidiaries. As of October 26, 2008, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $167 million. Applied has not recorded any liability in connection with these guarantee arrangements below that required Applied to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Applied also has operating leases for various facilities. Total rental expense for operating leases was $68 million for fiscal 2008, $62 million for fiscal 2007, and $70 million for fiscal 2006.

Contractual Obligations

The following table summarizes Applied’s contractual obligations as of October 26, 2008:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In millions)

Long-term debt obligations	$203	$1	$2	$—	$200
Interest expense associated with long-term debt obligations	129	14	29	29	57
Operating lease obligations	118	58	44	13	3
Purchase obligations*	1,756	1,683	72	1	—
Other long-term liabilities	185	7	98	20	60

	$2,391	$1,763	$245	$63	$320

*	Represents Applied’s agreements to purchase goods and services consisting of Applied’s (a) outstanding purchase orders for goods and services; and (b) contractual requirements to make specified minimum payments even if Applied does not take delivery of the contracted goods.

In addition to the contractual obligations disclosed above, the Company has certain tax obligations. During the first quarter of fiscal 2008, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The Company historically has classified interest and penalties and unrecognized tax benefits as current liabilities. Upon adoption of FIN 48, the Company reclassified gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities on the Consolidated Balance Sheet. As of October 26, 2008, the Company recorded gross unrecognized tax benefits of $63 million and gross interest and penalties of $8 million. Of the $8 million in interest and penalties, $5 million is classified as long-term payable and $3 million is classified as current payable on the Consolidated Balance Sheet. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes and, accordingly, such amounts are not included in the above contractual obligation table.

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

Equity-Based Compensation — Employee Stock Option Plans and Employee Stock Purchase Plans

Effective on October 31, 2005, Applied began accounting for stock options and Employee Stock Purchase Plan (ESPP) shares under the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)), which requires recognition of the fair value of equity-based compensation. The fair value of stock options and ESPP shares is estimated using a Black-Scholes option valuation model. This methodology requires the use of subjective assumptions including expected stock price volatility and the estimated life of each award. The fair value of equity-based compensation awards less the estimated forfeitures is amortized over the service period of the award, and Applied has elected to use the straight-line method. The fair value of restricted stock units is calculated based upon the fair market value of Applied’s common stock at the date of grant (see Note 1 of Notes to Consolidated Financial Statements).

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At October 26, 2008, Applied’s investment portfolio included fixed-income securities with a fair value of approximately $2.2 billion. Applied’s primary objective for investing in fixed-income securities is to preserve principal while maximizing returns and minimizing risk. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at October 26, 2008 and October 28, 2007, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $31 million and $31 million, respectively. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the Consolidated Statement of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporarily impaired.

All of Applied’s debt bears interest at fixed rates. Therefore, an immediate 100 basis point increase in interest rates would not be expected to have a material effect on Applied’s near-term financial condition or results of operations.

Foreign Currency Exchange Rate Risk

Certain operations of Applied are conducted in foreign currencies, such as Japanese yen, euro, Israeli shekel and Swiss francs. Applied enters into forward exchange and currency option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur typically within 24 months. Gains and losses on these contracts are generally recognized in the Consolidated Statements of Operations at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses did not have a material effect on Applied’s results of operations for fiscal 2008, 2007 or 2006.

Forward exchange contracts are denominated in the same currency as the underlying transactions (primarily Japanese yen, euro, Israeli shekel and Swiss francs), and the terms of the forward exchange contracts generally match the terms of the underlying transactions. Applied’s outstanding forward exchange contracts are marked-to-market (see Note 2 of Notes to Consolidated Financial Statements), as are the majority of the related underlying transactions being hedged; therefore, the effect of exchange rate changes on forward exchange contracts is expected to be substantially offset by the effect of these changes on the underlying transactions. The effect of an immediate 10 percent change in exchange rates on forward exchange contracts and the underlying hedged transactions is not expected to be material to Applied’s near-term financial condition or results of operations. Applied’s risk with respect to currency option contracts is limited to the premium paid for the right to exercise the option. Premiums paid for options outstanding at October 26, 2008 were not material.

Item 8:	Financial Statements and Supplementary Data

The consolidated financial statements required by this Item are set forth on the pages indicated at Item 15(a).

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:	Controls and Procedures

Disclosure Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Applied’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of Applied’s Chief Executive Officer and Chief Financial Officer, management of Applied conducted an evaluation of the effectiveness of Applied’s internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, Applied’s management concluded that Applied’s internal control over financial reporting was effective as of October 26, 2008.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of Applied’s internal control over financial reporting as of October 26, 2008.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2008, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Procedures and Internal Control over Financial Reporting

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

We have audited Applied Materials, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of October 26, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Applied Materials, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 26, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Applied Materials, Inc. and subsidiaries as of October 26, 2008 and October 28, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 26, 2008. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as of and for each of the years in the three-year period ended October 26, 2008. Our report dated December 12, 2008 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/  KPMG LLP
KPMG LLP

Mountain View, California
December 12, 2008

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from Applied’s Proxy Statement to be filed with the SEC in connection with the 2009 Annual Meeting of Stockholders (the Proxy Statement).

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

Applied has implemented the Standards of Business Conduct, a code of ethics with which every person who works for Applied and every member of the Board of Directors is expected to comply. If any substantive amendments are made to the Standards of Business Conduct or any waiver is granted, including any implicit waiver, from a provision of the code to Applied’s Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, Applied will disclose the nature of such amendment or waiver on its website or in a report on Form 8-K. The above information, including the Standards of Business Conduct, is available on Applied’s website under the Investors section at http://www.appliedmaterials.com/investors/index.html. This website address is intended to be an inactive, textual reference only. None of the material on this website is part of this report or is incorporated by reference herein.

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

The following table summarizes information with respect to options and other equity awards under Applied’s equity compensation plans as of October 26, 2008:

Equity Compensation Plan Information

(c)
	(a)			Number of Securities
	Number of		(b)	Available for Future
	Securities to be		Weighted Average	Issuance Under Equity
	Issued Upon Exercise		Exercise Price of	Compensation Plans
	of Outstanding Options,		Outstanding Options,	(Excluding Securities
	Warrants and		Warrants and	Reflected in
Plan Category	Rights(1)		Rights(2)	Column(a))
(In thousands, except prices)

Equity compensation plans approved by security holders	30,081		$18.86	197,281	(3)
Equity compensation plans not approved by security holders	47,069	(4)	$17.38	41,750	(5)

Total	77,150		$17.71	239,031

(1)	Includes only options and restricted stock units (referred to as “performance shares” under the Applied Materials, Inc. Employee Stock Incentive Plan) outstanding under Applied’s equity compensation plans, as no stock warrants or other rights were outstanding as of October 26, 2008.

(2)	The weighted average exercise price calculation does not take into account any restricted stock units as they have a de minimis purchase price.

(3)	Includes 70,532 shares of Applied common stock available for future issuance under the Applied Materials, Inc. Employees’ Stock Purchase Plan. Of these 70,532 shares, 1,467 are subject to purchase during the purchase period in effect as of October 26, 2008.

(4)	Includes options to purchase 1,823 shares of Applied common stock assumed through various mergers and acquisitions, after giving effect to the applicable exchange ratios. The assumed options had a weighted average exercise price of $13.70 per share. No further shares are available for issuance under the plans under which these assumed awards were granted.

(5)	Includes 1,210 shares of Applied common stock available for future issuance under the Applied Materials, Inc. Stock Purchase Plan for Offshore Employees. Of these 1,210 shares, 700 are subject to purchase during the purchase period in effect as of October 26, 2008.

Applied has the following equity compensation plans that have not been approved by stockholders:

2000 Global Equity Incentive Plan The 2000 Global Equity Incentive Plan (the 2000 Plan) was adopted effective as of June 21, 2000. The 2000 Plan provides for the grant of non-qualified stock options to employees other than officers and directors. The administrator of the 2000 Plan (either the Board of Directors of Applied or a committee appointed by the Board) determines the terms and conditions of all stock options granted; provided, however, that (1) the exercise price generally may not be less than 100 percent of the fair market value (on the date of grant) of the stock covered by the option, and (2) the term of options can be no longer than 10 years (or 13 years in the event of death). A total of 147,000,000 shares have been authorized for issuance under the 2000 Plan, and 40,540,000 shares remain available for issuance as of October 26, 2008.

Stock Purchase Plan for Offshore Employees The Stock Purchase Plan for Offshore Employees (the Offshore ESPP) was adopted effective as of October 16, 1995 for the benefit of employees of Applied’s participating affiliates (other than United States citizens or residents). The Offshore ESPP provides for the grant of options to purchase shares of Applied common stock through payroll deductions pursuant to one or more offerings. The administrator of the Offshore ESPP (the Board of Directors of Applied or a committee appointed by the Board) determines the terms and conditions of all options prior to the start of an offering, including the purchase price of shares, the number of shares covered by the option and when the option may be exercised. All options granted as part of an offering must be granted on the same date. A total of

12,800,000 shares have been authorized for issuance under the Offshore ESPP, and 1,210,000 shares remain available for issuance as of October 26, 2008.

Nonemployee Director Share Purchase Plan The Applied Materials, Inc. Nonemployee Director Share Purchase Plan was adopted effective March 22, 2005. The Nonemployee Director Share Purchase Plan provides a method by which non-employee directors may purchase Applied common stock at 100% of fair market value on the purchase date by foregoing cash they have earned as retainer fees or meeting fees. The shares generally are purchased at the same time the directors otherwise would have been paid the fees in cash. Since the directors pay full fair market value for the shares, there is no reserved amount of shares under this plan and, accordingly, the table above does not include any set number of shares available for future issuance under the plan.

Applied Materials Profit Sharing Scheme The Applied Materials Profit Sharing Scheme was adopted effective July 3, 1996 to enable employees of Applied Materials Ireland Limited and its participating subsidiaries to purchase Applied common stock at 100% of fair market value on the purchase date. Under this plan, eligible employees may elect to forego a certain portion of their base salary and certain bonuses they have earned and that otherwise would be payable in cash to purchase shares of Applied common stock at full fair market value. Since the eligible employees pay full fair market value for the shares, there is no reserved amount of shares under this plan and, accordingly, the table above does not include any set number of shares available for future issuance under the plan.

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

Information concerning principal accounting fees and services and the audit committee’s preapproval policies and procedures appears in the Proxy Statement under the headings “Fees Paid to KPMG LLP” and “Policy on Audit Committee’s Pre-Approval of Audit and Permisssible Non-audit Services of Independent Registered Public Accounting Firm,” is incorporated herein by reference.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

		Page
		Number

(1)	Financial Statements:
	Consolidated Statements of Operations for each of the three years in the period ended October 26, 2008	52
	Consolidated Balance Sheets at October 26, 2008 and October 28, 2007	53
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended October 26, 2008	54
	Consolidated Statements of Cash Flows for each of the three years in the period ended October 26, 2008	55
	Notes to Consolidated Financial Statements	56
	Report of KPMG LLP, Independent Registered Public Accounting Firm	90
(2)	Exhibits:
	The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K	91
(3)	Financial Statement Schedule:
	Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended October 26, 2008	97

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

APPLIED MATERIALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	October 26,	October 28,	October 29,
Fiscal Year	2008	2007	2006
	(In thousands, except per share amounts)

Net sales	$8,129,240	$9,734,856	$9,167,014
Cost of products sold	4,686,412	5,242,413	4,875,212

Gross margin	3,442,828	4,492,443	4,291,802
Operating expenses:
Research, development and engineering	1,104,122	1,142,073	1,152,326
Marketing and selling	459,402	451,258	438,654
General and administrative	505,762	501,185	468,088
Restructuring and asset impairments	39,948	26,421	212,113
Gain on sale of facility	21,837	—	—

Income from operations	1,355,431	2,371,506	2,020,621
Pretax loss of equity-method investment	35,527	29,371	2,849
Interest expense	20,506	38,631	36,096
Interest and other income	109,320	136,149	185,295

Income before income taxes	1,408,718	2,439,653	2,166,971
Provision for income taxes	447,972	729,457	650,308

Net income	$960,746	$1,710,196	$1,516,663

Earnings per share:
Basic	$0.71	$1.22	$0.98
Diluted	$0.70	$1.20	$0.97
Weighted average number of shares:
Basic	1,354,176	1,406,685	1,551,339
Diluted	1,374,507	1,427,002	1,565,072

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED BALANCE SHEETS

	October 26,	October 28,
	2008	2007
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$1,411,624	$1,202,722
Short-term investments	689,044	1,166,857
Accounts receivable, less allowance for doubtful accounts of $5,275 and $4,136 at 2008 and 2007, respectively	1,691,027	2,049,427
Inventories	1,987,017	1,313,237
Deferred income taxes, net	388,807	426,471
Income taxes receivable	125,605	—
Other current assets	371,033	448,879

Total current assets	6,664,157	6,607,593
Long-term investments	1,367,056	1,362,425
Property, plant and equipment	2,831,952	2,782,204
Less: accumulated depreciation and amortization	(1,737,752)	(1,730,962)

Net property, plant and equipment	1,094,200	1,051,242
Goodwill, net	1,174,673	1,006,410
Purchased technology and other intangible assets, net	388,429	373,178
Equity-method investment	79,533	115,060
Deferred income taxes and other assets	238,270	146,370

Total assets	$11,006,318	$10,662,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,068	$2,561
Accounts payable and accrued expenses	2,771,090	2,221,516
Income taxes payable	173,394	157,549

Total current liabilities	2,945,552	2,381,626
Long-term debt	201,576	202,281
Other liabilities	310,232	256,962

Total liabilities	3,457,360	2,840,869

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: $.01 par value per share; 1,000 shares authorized; no shares issued	—	—
Common stock: $.01 par value per share; 2,500,000 shares authorized; 1,330,761 and 1,385,711 shares outstanding at 2008 and 2007, respectively	13,308	13,857
Additional paid-in capital	5,095,894	4,658,832
Retained earnings	11,601,288	10,863,291
Treasury stock: 513,232 and 434,686 shares at 2008 and 2007, respectively, net	(9,134,962)	(7,725,924)
Accumulated other comprehensive income (loss)	(26,570)	11,353

Total stockholders’ equity	7,548,958	7,821,409

Total liabilities and stockholders’ equity	$11,006,318	$10,662,278

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Income/(Loss)	Total

Balance at October 30, 2005	1,606,694	$16,067	$3,161,053	$8,227,793	$(2,439,116)	$(37,248)	$8,928,549
Components of comprehensive income:
Net income	—	—	—	1,516,663	—	—	1,516,663
Change in unrealized net gain on investments	—	—	—	—	—	16,486	16,486
Change in unrealized net gain on derivative instruments	—	—	—	—	—	(4,888)	(4,888)
Change in minimum pension liability	—	—	—	—	—	(117)	(117)
Translation adjustments	—	—	—	—	—	6,757	6,757

Comprehensive income						—	1,534,901
Dividends	—	—	—	(272,153)	—	—	(272,153)
Equity-based compensation	—	—	216,269	—	—	—	216,269
Issuance under stock plans, including tax benefits of $23,664 and other	23,433	234	282,587	—	77,958	—	360,779
Assumption of Applied Films equity plans	—	—	18,293	—	—	—	18,293
Treasury stock repurchases	(238,397)	(2,384)	—	—	(4,132,854)	—	(4,135,238)

Balance at October 29, 2006	1,391,730	$13,917	$3,678,202	$9,472,303	$(6,494,012)	$(19,010)	$6,651,400
Components of comprehensive income:
Net income	—	—	—	1,710,196	—	—	1,710,196
Change in unrealized net loss on investments	—	—	—	—	—	21,887	21,887
Change in unrealized net gain on derivative instruments	—	—	—	—	—	(5,728)	(5,728)
Change in minimum pension liability	—	—	—	—	—	3,462	3,462
Change in retiree medical benefit	—	—	—	—	—	(1,132)	(1,132)
Translation adjustments	—	—	—	—	—	9,583	9,583

Comprehensive income						—	1,738,268
Adjustment to initially apply SFAS 158, net of tax of $959	—	—	—	—	—	2,291	2,291
Dividends	—	—	—	(319,208)	—	—	(319,208)
Equity-based compensation	—	—	161,196	—	—	—	161,196
Issuance under stock plans, including tax benefits of $48,870 and other	54,391	544	819,434	—	99,481	—	919,459
Treasury stock repurchases	(60,410)	(604)	—	—	(1,331,393)	—	(1,331,997)

Balance at October 28, 2007	1,385,711	$13,857	$4,658,832	$10,863,291	$(7,725,924)	$11,353	$7,821,409
Components of comprehensive income:
Net income	—	—	—	960,746	—	—	960,746
Change in unrealized net loss on investments	—	—	—	—	—	(41,739)	(41,739)
Change in unrealized net gain on derivative instruments	—	—	—	—	—	9,448	9,448
Change in minimum pension liability	—	—	—	—	—	(7,440)	(7,440)
Change in retiree medical benefit	—	—	—	—	—	1,866	1,866
Translation adjustments	—	—	—	—	—	(58)	(58)

Comprehensive income						—	922,823
Cumulative effect of adoption of FIN 48	—	—	—	100,000	—	—	100,000
Dividends	—	—	—	(322,749)	—	—	(322,749)
Equity-based compensation	—	—	178,943	—	—	—	178,943
Issuance under stock plans, including a tax detriment of $11,519 and other	28,213	283	258,119	—	90,114	—	348,516
Treasury stock repurchases	(83,163)	(832)	—	—	(1,499,152)	—	(1,499,984)

Balance at October 26, 2008	1,330,761	$13,308	$5,095,894	$11,601,288	$(9,134,962)	$(26,570)	$7,548,958

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	October 26,	October 28,	October 29,
Fiscal Year	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$960,746	$1,710,196	$1,516,663
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	320,051	268,334	270,413
Loss on sale and retirements of property, plant, and equipment, net	6,826	21,401	28,365
Restructuring and asset impairments	39,948	26,421	212,113
Acquired in-process research and development expense	—	4,900	14,000
Pretax loss of equity-method investment	35,527	29,371	2,849
Net recognized loss on investments	4,392	5,460	41,391
Deferred income taxes	(58,259)	31,642	25,323
Excess tax benefits from equity-based compensation plans	(7,491)	(49,794)	(23,664)
Equity-based compensation	178,943	161,197	216,269
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	424,290	34,259	(393,022)
Inventories	(638,256)	140,933	(222,335)
Other current assets	94,247	(164,289)	25,224
Other assets	(394)	3,359	17,088
Accounts payable and accrued expenses	362,604	(12,473)	237,952
Income taxes payable	8,126	(23,968)	100,020
Other liabilities	(20,832)	22,347	(91,531)

Cash provided by operating activities	1,710,468	2,209,296	1,977,118

Cash flows from investing activities:
Capital expenditures	(287,906)	(264,784)	(179,482)
Cash paid for acquisitions, net of cash acquired	(235,324)	(599,653)	(339,093)
Proceeds from sale of facility	42,210	—	—
Investment in equity-method investment	—	—	(147,280)
Proceeds from disposition of assets	—	—	1,863
Proceeds from disposition of assets held for sale	—	37,611	16,206
Proceeds from sales and maturities of investments	5,939,509	3,053,640	6,071,156
Purchases of investments	(5,534,475)	(3,203,427)	(3,474,384)

Cash (used in)/provided by investing activities	(75,986)	(976,613)	1,948,986

Cash flows used for financing activities:
Short-term debt repayments	(2,117)	(99)	(7,710)
Long-term debt repayments	—	(202,040)	—
Proceeds from common stock issuances	393,978	898,025	337,106
Common stock repurchases	(1,499,984)	(1,331,997)	(4,157,725)
Excess tax benefit from equity-based compensation plans	7,491	49,794	23,664
Payments of dividends to stockholders	(325,405)	(305,672)	(250,782)

Cash used in financing activities	(1,426,037)	(891,989)	(4,055,447)

Effect of exchange rate changes on cash and cash equivalents	457	565	464

Increase/(decrease) in cash and cash equivalents	208,902	341,259	(128,879)
Cash and cash equivalents — beginning of year	1,202,722	861,463	990,342

Cash and cash equivalents — end of year	$1,411,624	$1,202,722	$861,463

Supplemental cash flow information:
Cash payments for income taxes, net	$368,459	$845,756	$549,531
Cash payments for interest	$14,580	$29,104	$28,195

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Applied Materials, Inc. and its subsidiaries (Applied or the Company) after elimination of intercompany balances and transactions. All references to a fiscal year apply to Applied’s fiscal year which ends on the last Sunday in October. Fiscal 2008, 2007 and 2006 contained 52 weeks each. Each fiscal quarter of 2008, 2007 and 2006 contained 13 weeks.

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

Revenue Recognition

Applied recognizes revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; seller’s price to buyer is fixed or determinable; and collectability is reasonably assured. Applied’s shipping terms are customarily FOB Applied shipping point or equivalent terms. Applied’s revenue recognition policy generally results in revenue recognition at the following points: (1) for all transactions where legal title passes to the customer upon shipment, Applied recognizes revenue upon shipment for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks is deferred based on the estimated fair value, and that revenue is recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer technical acceptance; (3) for transactions where legal title does not pass at shipment, revenue is recognized when legal title passes to the customer, which is typically at customer technical acceptance; and (4) for arrangements containing multiple elements, the revenue relating to the undelivered elements is deferred at their estimated relative fair values until delivery of the deferred elements. In cases where Applied has sold products that have been demonstrated to meet product specifications prior to shipment, Applied believes that at the time of delivery, it has an enforceable claim to amounts recognized as revenue. The completed contract method is used for SunFabtm thin film lines. Spare parts revenue is generally recognized upon shipment, and services revenue is generally recognized over the period that the services are provided.

Derivative Financial Instruments

Applied uses financial instruments, such as forward exchange and currency option contracts, to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions typically expected to occur within 24 months. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged. The purpose of Applied’s foreign currency management is to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. All of Applied’s derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments. For derivative instruments designated and qualifying as cash flow hedges of anticipated foreign currency denominated transactions, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income/(loss) in stockholders’ equity, and is reclassified into earnings when the hedged transaction affects earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded promptly in earnings. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gain or loss on these hedges is recorded promptly in earnings to offset the changes in the fair value of the assets or liabilities being hedged. Applied does not use derivative financial instruments for trading or speculative purposes.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

As of October 26, 2008, primarily all of Applied’s subsidiaries use the United States dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, except for non-monetary assets, such as inventories and property, plant and equipment, which are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. The resulting translation gains and losses are included in the Consolidated Statements of Operations as incurred.

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

For purposes of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair market value of Applied common stock for the period, as the effect would be anti-dilutive. Accordingly, options to purchase 36,423,000, 51,094,000 and 123,317,000 shares of common stock for the fiscal years ended October 26, 2008, October 28, 2007 and October 29, 2006, respectively, were excluded from the computation.

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

Effective October 31, 2005, Applied adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)), using the modified

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prospective transition method. Applied has included stock-based compensation costs in its results of operations for fiscal years 2008, 2007 and 2006. The estimated fair value of Applied’s equity-based awards, less expected forfeitures, is amortized over the awards’ service period on a straight-line basis.

During fiscal 2008, 2007 and 2006, Applied recognized total equity-based compensation expense related to stock options, ESPP shares, restricted stock units and restricted stock of $179 million (or $0.09 per diluted share), $161 million (of $0.08 per diluted share) and $216 million (or $0.11 per diluted share), respectively. During fiscal 2008, 2007 and 2006, Applied recognized income tax benefits related to equity-based compensation of $50 million, $45 million and $46 million, respectively. The equity-based compensation expense related to restricted stock units and restricted stock for fiscal 2008, 2007 and 2006 was $137 million, $104 million and $30 million, respectively.

Stock Options

The exercise price of each stock option equals the fair market value of Applied common stock on the date of grant. Most options are scheduled to vest over four years and expire no later than seven years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Applied’s employee stock options have characteristics significantly different from those of publicly traded options. The weighted average assumptions used in the model are outlined in the following table:

Fiscal Year	2008	2007	2006

Stock Options:
Dividend yield	1.24%	1.12%	0.73%
Expected volatility	32.1%	31.5%	36.7%
Risk-free interest rate	2.92%	4.66%	4.48%
Expected life (in years)	3.9	3.9	3.8

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, Applied periodically reviews historical employee exercise behavior with respect to option grants with similar vesting periods.

Options outstanding had an aggregate intrinsic value of $0.6 million, $190 million and $165 million at October 26, 2008, October 28, 2007 and October 29, 2006, respectively. The total grant date fair value of options granted during fiscal 2008, 2007 and 2006 was $34,000, $2 million and $54 million, respectively. The total intrinsic value of options exercised during fiscal 2008, 2007 and 2006 was $54 million, $141 million and $57 million, respectively. The total fair value of options that vested during fiscal 2008, 2007 and 2006 was $55 million, $124 million and $256 million, respectively. At October 26, 2008, Applied had $13 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 0.6 years. Cash received from stock option exercises was $328 million, $837 million and $284 million, respectively, during fiscal 2008, 2007 and 2006. The actual tax benefit realized for the tax deductions from options exercised for fiscal 2008, 2007 and 2006 totaled $57 million, $50 million and $24 million, respectively. During fiscal 2006, as part of the acquisition of Applied Films Corporation (Applied Films), Applied assumed outstanding options to purchase Applied Films common stock that, at the acquisition date, had a fair value of $26 million, including $6 million of total unrecognized compensation expense, net of $2 million of estimated forfeitures (see Note 12). The Applied Films stock options assumed by Applied were converted into options to purchase 3 million shares of Applied common stock.

Employee Stock Purchase Plans

Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied stock at the beginning of the applicable

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

offering period or at the end of each applicable purchase period. The number of shares issued under the ESPP during fiscal 2008, 2007 and 2006 was 4,617,000 shares, 4,310,000 shares and 4,065,000 shares, respectively. Based on the Black-Scholes option pricing model, the weighted average estimated fair value of purchase rights under the ESPP was $4.97 per share for the year ended October 26, 2008, $4.83 per share for the year ended October 28, 2007 and $5.21 per share for the year ended October 29, 2006. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

Fiscal Year	2008	2007	2006

ESPP:
Dividend yield	1.21%	1.18%	0.32%
Expected volatility	29.9%	28.5%	31.1%
Risk-free interest rate	4.16%	4.93%	2.81%
Expected life (in years)	1.25	1.25	1.25

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

At October 26, 2008, Applied had $224 million total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted average period of 1.3 years (see Note 8). During fiscal 2006, as part of the acquisition of Applied Films, Applied assumed Applied Films’ outstanding restricted stock units that, at the acquisition date, had a fair value of $298,000, including $130,000 of total unrecognized equity-based compensation expense, net of estimated forfeitures. The Applied Films restricted stock units assumed were expected to convert into 19,000 shares of Applied common stock upon vesting.

Beginning in fiscal 2007, Applied initiated a performance-based equity award program for named executive officers and other key employees. The Human Resources and Compensation Committee of Applied’s Board of Directors (the Committee) approved grants of 1,565,000 and 1,950,000 performance-based restricted stock units under this program for fiscal 2008 and fiscal 2007, respectively. The Committee also approved the issuance to Applied’s President and Chief Executive Officer of performance-based restricted stock in the amounts of 100,000 and 150,000 shares for fiscal 2008 and fiscal 2007, respectively, at $0.01 per share. These awards vest only if specific performance goals set by the Committee are achieved. The goals require the achievement of specified levels of Applied’s annual operating profit as compared to Applied’s peer companies and also that the officer or key employee remain an employee of Applied through the vesting date. The fair value of the performance-based restricted stock awards and restricted stock is estimated using the fair value of Applied common stock on the date of the grant and assumes that the applicable performance goals will be achieved. If achieved, the award vests over a specified remaining service period. If such performance goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The expected cost of the award is reflected over the service period and is reduced for estimated forfeitures. The performance goals associated with the fiscal 2008 awards were achieved at 70%. The performance goals associated with the fiscal 2007 awards were achieved. Fiscal 2008 equity-based compensation expense included $21 million attributable to the performance-based awards granted in fiscal 2008 and fiscal 2007. Fiscal 2007 equity-based compensation expense included $13 million attributable to the performance-based awards granted in fiscal 2007.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Benefit Pension Plans of Foreign Subsidiaries

On October 28, 2007, Applied implemented the recognition and disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements 87, 88, 106 and 132(R)” (SFAS 158). SFAS 158 required Applied to recognize the funded status (the difference between the fair value of plan assets and the projected benefit obligations) of the defined benefit plan in the Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax, to measure the fair value of plan benefit obligations as of its fiscal year ending October 28, 2007 and to provide additional disclosures. The implementation of SFAS 158 did not have a material impact on Applied’s financial statements. For additional information on Applied’s employee benefit plans, see Note 8.

Recent Accounting Pronouncements

In April 2008, Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. Applied is evaluating the potential impact of the implementation of FSP 142-3 on its financial position and results of operations.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 will be effective for Applied in fiscal 2010, with early adoption permitted. Applied is evaluating the potential impact of the implementation of SFAS 161 on its financial position and results of operations.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (SFAS 159), which permits entities to

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS 159 will be effective for Applied in fiscal 2009. Management does not believe the effect of implementing SFAS 159 will have a material impact on Applied’s financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of Applied’s first quarter of fiscal 2010. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for Applied beginning in the first quarter of fiscal 2009. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active, and provide guidance on the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Applied will continue to evaluate the application of SFAS 157. Management does not believe the effect of implementing SFAS 157 will have a material impact on Applied’s financial position or results of operations.

Note 2	Financial Instruments

Investments

Investments by security type at October 26, 2008 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)

Obligations of states and political subdivisions	$749,225	$1,993	$2,824	$748,394
U.S. Treasury and agency securities	583,979	5,839	1,257	588,561
U.S. commercial paper, corporate bonds and medium-term notes	382,054	141	14,903	367,292
Other debt securities	255,777	535	11,507	244,805
Bank certificate of deposit	342	—	2	340

Total fixed income securities	1,971,377	8,508	30,493	1,949,392
Publicly traded equity securities	29,165	—	17,205	11,960
Equity securities carried at cost	94,748	—	—	94,748

Total	$2,095,290	$8,508	$47,698	$2,056,100

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments by security type at October 28, 2007 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)

Obligations of states and political subdivisions	$1,083,637	$1,817	$333	$1,085,121
U.S. Treasury and agency securities	517,805	3,616	308	521,113
U.S. commercial paper, corporate bonds and medium-term notes	490,066	1,219	1,680	489,605
Other debt securities	341,650	1,683	1,898	341,435
Bank certificate of deposit	2,000	—	—	2,000

Total fixed income securities	2,435,158	8,335	4,219	2,439,274
Publicly traded equity securities	27,651	25,846	3,730	49,767
Equity securities carried at cost	40,241	—	—	40,241

Total	$2,503,050	$34,181	$7,949	$2,529,282

Cash and cash equivalents included investments in debt and other securities of $224 million at October 26, 2008 and $159 million at October 28, 2007. Other debt securities consist primarily of investment grade asset and mortgage backed securities.

Contractual maturities of investments at October 26, 2008 were as follows:

		Estimated
	Cost	Fair Value
	(In thousands)

Due in one year or less	$580,756	$580,004
Due after one through three years	695,103	689,591
Due after three years	441,407	436,616
No single maturity date*	378,024	349,889

	$2,095,290	$2,056,100

*	Securities with no single maturity date include publicly traded equity securities, mortgage- and asset-backed securities.

At October 26, 2008, Applied had a gross unrealized loss of $48 million due to a decrease in the fair market value of certain fixed-rate debt and equity securities as a result of the recent turmoil in the global financial markets. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include: the length of time and extent to which fair market value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and Applied’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. Generally, the contractual terms of the investments do not permit settlement at prices less than the amortized cost of the investments. Applied has determined that the gross unrealized losses on its investments at October 26, 2008 are temporary in nature. Accordingly, Applied does not consider the investments to be other-than-temporarily impaired at October 26, 2008, as it has the ability and intent to hold the investments for a period of time that may be sufficient for an anticipated recovery in fair market value. During fiscal 2008, Applied recorded an immaterial amount of impairment charges on its investment portfolio.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the gross unrealized losses and the fair market value of Applied’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of October 26, 2008.

	In Loss Position for		In Loss Position for
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)

Obligations of states and political subdivisions	$284,476	$2,824	$—	$—	$284,476	$2,824
U.S. Treasury and agency securities	168,649	1,256	2,655	1	171,304	1,257
U.S. commercial paper, corporate bonds and medium-term notes	243,438	12,511	43,945	2,392	287,383	14,903
Other debt securities	169,509	7,815	35,206	3,692	204,715	11,507
Bank certificate of deposit	340	2	—	—	340	2
Publicly traded equity securities	6,810	8,607	5,150	8,598	11,960	17,205

	$873,222	$33,015	$86,956	$14,683	$960,178	$47,698

Applied manages its cash equivalents and investments as a single portfolio of highly marketable securities that is intended to be available to meet Applied’s current cash requirements. For fiscal 2008, gross realized gains on sales of investments were $13 million, and gross realized losses were $15 million. For fiscal 2007, gross realized gains on sales of investments were $2 million, and gross realized losses were $2 million. For fiscal 2006, gross realized gains on sales of investments were $5 million, and gross realized losses were $28 million, principally attributable to the sale of investments to fund the accelerated stock buyback program discussed in Note 7.

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

Applied uses derivative financial instruments, such as forward exchange contracts and currency option contracts, to hedge certain forecasted foreign currency denominated transactions expected to occur typically within the next 24 months. Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income/(loss) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. Amounts included in accumulated

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other comprehensive income/(loss) at October 26, 2008 will generally be reclassified into earnings within 24 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in cost of products sold and general and administrative expenses. The change in option and forward time value was not material for fiscal 2008, 2007 or 2006. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amounts recognized due to anticipated transactions failing to occur were not material for all periods presented.

Forward exchange contracts are generally used to hedge certain foreign currency denominated assets or liabilities. These derivatives are not designated for hedge accounting treatment. Accordingly, changes in the fair value of these hedges are recorded promptly in earnings to offset the changes in the fair value of the assets or liabilities being hedged.

Derivative-related activity in accumulated other comprehensive income/(loss), net of taxes, was as follows:

	2008	2007
	(In thousands)

Unrealized gain/(loss) on derivative instruments at beginning of period	$(1,409)	$4,318
Increase/(decrease) in fair value of derivative instruments	11,899	(6,012)
(Gain)/loss reclassified into earnings, net	(2,451)	285

Unrealized gain/(loss), net, on derivative instruments at end of period	$8,039	$(1,409)

Fair Value of Financial Instruments

The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. At October 26, 2008, the carrying amount of long-term debt was $203 million and the estimated fair value was $198 million. At October 28, 2007, the carrying amount of long-term debt was $205 million and the estimated fair value was $226 million. The estimated fair value of long-term debt is based primarily on quoted market prices for the same or similar issues.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3	Balance Sheet Detail

	2008	2007
	(In thousands)

Inventories
Customer service spares	$526,825	$500,173
Raw materials	381,457	201,055
Work-in-process	665,123	230,244
Finished goods*	413,612	381,765

	$1,987,017	$1,313,237

Property, Plant and Equipment, Net
Land and improvements	$226,906	$218,181
Buildings and improvements	1,158,097	1,253,322
Demonstration and manufacturing equipment	695,172	639,640
Furniture, fixtures and other equipment	580,691	563,373
Construction in progress	171,086	107,688

Gross property, plant and equipment	2,831,952	2,782,204
Accumulated depreciation	(1,737,752)	(1,730,962)

	$1,094,200	$1,051,242

Accounts Payable and Accrued Expenses
Customer deposits	$797,440	$225,632
Accounts payable	588,255	455,894
Deferred revenue	407,512	377,458
Compensation and employee benefits	370,409	491,411
Installation and warranty	163,629	184,271
Other accrued taxes	121,620	67,962
Dividends payable	79,846	83,142
Restructuring reserve	20,447	23,193
Other	221,932	312,553

	$2,771,090	$2,221,516

*	Included in finished goods inventory is $165 million at October 26, 2008 and $168 million at October 28, 2007 of newly- introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria, as set forth in Note 1.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill, Purchased Technology and Other Intangible Assets

Details of unamortized intangible assets were as follows:

	2008			2007
		Other			Other
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
	(In thousands)

Gross carrying amount	$1,220,543	$17,860	$1,238,403	$1,052,280	$17,860	$1,070,140
Accumulated amortization	(45,870)	—	(45,870)	(45,870)	—	(45,870)

	$1,174,673	$17,860	$1,192,533	$1,006,410	$17,860	$1,024,270

Goodwill and unamortized intangible assets are not amortized but are subject to annual reviews for impairment, which Applied performs during the fourth quarter of each fiscal year. Applied conducted these impairment tests in fiscal 2008 and fiscal 2007, and the results of these tests indicated that Applied’s goodwill and unamortized intangible assets were not impaired. Goodwill and unamortized intangible assets are also subject to review for impairment when circumstances or events occur during the year that indicate that the assets may be impaired. From October 28, 2007 to October 26, 2008, the change in goodwill was $168 million, primarily due to the acquisition of Baccini S.p.A. (Baccini), which was completed in the second quarter of fiscal 2008, and the acquisition of certain net assets of Edwards Vacuum, Inc. (Edwards), which was completed in the first quarter of fiscal 2008 (see Note 12). Other intangible assets that are not subject to amortization consist primarily of a trade name associated with the Metron Technology N.V. acquisition reported in the Applied Global Services segment. As of October 26, 2008 goodwill and unamortized intangible assets by reportable segment was: Energy and Environmental Solutions, $657 million; Silicon, $224 million; Applied Global Services, $196 million; and Display, $116 million.

Details of amortized intangible assets were as follows:

	2008			2007
		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total
			(In thousands)

Gross carrying amount	$548,029	$329,629	$877,658	$518,042	$224,253	$742,295
Accumulated amortization	(369,183)	(137,906)	(507,089)	(340,527)	(46,450)	(386,977)

	$178,846	$191,723	$370,569	$177,515	$177,803	$355,318

Purchased technology and other intangible assets are amortized over their estimated useful lives of 1 to 15 years using the straight-line method. Amortization expense was $121 million, $57 million and $31 million for fiscal 2008, 2007 and 2006, respectively. As of October 26, 2008, future estimated amortization expense is expected to be $87 million for fiscal 2009, $64 million for fiscal 2010, $50 million for fiscal 2011, $47 million for fiscal 2012, $43 million for fiscal 2013, and $80 million thereafter. As of October 26, 2008, amortized intangible assets by reportable segment were: Energy and Environmental Solutions, $280 million; Applied Global Services, $49 million; Display, $37 million; and Silicon, $4 million.

Note 4	Borrowing Facilities

At October 26, 2008, Applied had credit facilities for unsecured borrowings in various currencies of up to $1.2 billion, of which $1.0 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to expire in January 2012. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance, and includes financial and other covenants with which Applied was in compliance at October 26, 2008. No amounts were outstanding under this agreement at October 26, 2008. Of the remaining credit facilities, $152 million are with Japanese banks at rates indexed to their

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prime reference rate denominated in Japanese yen. No amounts were outstanding under these credit facilities at October 26, 2008.

Note 5	Long-Term Debt

Long-term debt outstanding at the end of the fiscal year was as follows:

Fiscal Year	2008	2007
	(In thousands)

1.61% installment note payable to Tokyo Electron Ltd., face amount $1,800, due September 2008, interest payable March 17, June 17, September 17 and December 17	$—	$1,649
Japanese debt, 3.00%, maturing 2008 – 2011	2,644	3,193
7.125% unsecured senior notes due 2017, interest payable April 15 and October 15	200,000	200,000

	202,644	204,842
Current portion	(1,068)	(2,561)

	$201,576	$202,281

Applied has debt agreements that contain financial and other covenants. These covenants require Applied to maintain certain minimum financial ratios. At October 26, 2008, Applied was in compliance with all covenants. Aggregate debt maturities at October 26, 2008 were: $1 million in fiscal 2009, $1 million in fiscal 2010, $0.5 million in fiscal 2011, and $200 million thereafter.

Note 6	Restructuring and Asset Impairments

During fiscal 2008, Applied recognized restructuring charges of $40 million of which $29 million was associated with a global cost reduction plan, announced in fiscal 2008, and $11 million with a plan approved in fiscal 2007. During fiscal 2007, Applied recognized restructuring and asset impairment charges of $26 million, including $17 million in restructuring charges and $9 million in asset impairments. Fiscal 2007 restructuring and asset impairment charges included $30 million associated with the decision to cease development of beamline implant products, offset by $3 million in adjustments associated with subsequent sales of properties held for sale. During fiscal 2006, Applied recognized restructuring and asset impairment charges of $212 million, including $128 million in asset impairments and $92 million in restructuring charges primarily associated with the closure of its Hayward, California facility, offset by $8 million in adjustments associated with realignment programs of prior years.

On January 15, 2008, Applied announced a global cost reduction plan (the Plan) that primarily affected its Silicon and Applied Global Services segments and related support organizations. As part of the Plan, Applied has made reductions to its global workforce through a combination of job elimination and attrition. In fiscal 2008, Applied recorded restructuring charges of $29 million, consisting primarily of employee termination costs to reduce its workforce. The affected employees were based in North America, Europe and Asia, and represented multiple functions.

Changes in restructuring reserves related to severance under the Plan for fiscal 2008 were as follows:

Provision for restructuring reserves	$38,481
Consumption of reserves	(24,795)
Adjustment of restructuring reserves	(9,335)

Balance, October 26, 2008	$4,351

On February 9, 2007, the Board of Directors of Applied approved a plan (the Implant Plan) to cease development of beamline implant products for semiconductor manufacturing and curtail the operations of Applied’s Implant group based in Horsham, England. Under the Implant Plan, Applied closed its research and

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development and manufacturing operations in Horsham in October 2007. The Implant group operated in the Silicon segment and the results of its operations were not material to the segment’s financial position or results of operations.

Changes in restructuring reserves related to the Implant Plan for fiscal 2007 and 2008 were as follows:

	Severance	Facilities	Total
		(In thousands)

Provision for restructuring reserves	$19,992	$1,105	$21,097
Consumption of reserves	(10,902)	(285)	(11,187)
Foreign currency changes	649	2	651

Balance, October 28, 2007	9,739	822	10,561

Provision for fiscal 2008	189	11,399	11,588
Adjustment of restructuring reserves	(398)	—	(398)
Consumption of reserves	(7,379)	(2,238)	(9,617)
Foreign currency changes	(800)	(1,680)	(2,480)

Balance, October 26, 2008	$1,351	$8,303	$9,654

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

Changes in restructuring reserves related to facilities realignment programs for fiscal 2006, 2007 and 2008 were as follows:

Balance, October 30, 2005	$69,482
Provision for fiscal 2006	95,829
Consumption of reserves	(128,490)
Adjustment of restructuring reserves	(12,090)

Balance, October 29, 2006	24,731

Consumption of reserves	(8,368)
Adjustment of restructuring reserves	(3,732)
Foreign currency changes	1

Balance, October 28, 2007	12,632

Consumption of reserves	(6,190)

Balance, October 26, 2008	$6,442

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7	Stockholders’ Equity

Accumulated Other Comprehensive Income/(Loss)

See the Consolidated Statements of Stockholders’ Equity for the components of comprehensive income/(loss). Components of accumulated other comprehensive income/(loss), net of taxes, were as follows:

Fiscal Year	2008	2007
	(In thousands)

Unrealized gain/(loss) on investments	$(24,984)	$16,755
Unrealized gain/(loss) on derivative instruments qualifying as cash flow hedges	8,039	(1,409)
Pension liability	(19,672)	(12,232)
Retiree medical benefits	734	(1,132)
Cumulative translation adjustments	9,313	9,371

	$(26,570)	$11,353

Stock Repurchase Program

Since March 1996, Applied has systematically repurchased shares of its common stock in the open market. In March 2006, the Board of Directors approved a stock repurchase program for up to $5.0 billion in repurchases over the next three years ending in March 2009. Pursuant to this authorization, on September 18, 2006, Applied entered into accelerated stock buyback agreements with Goldman, Sachs & Co. (Goldman Sachs), under which Applied agreed to purchase from Goldman Sachs outstanding shares of Applied common stock for an initial purchase price of $2.5 billion. Under the agreements, Applied purchased 145 million shares of Applied common stock on September 18, 2006 at a price per share of $17.20, and Goldman Sachs agreed to purchase an equivalent number of shares in the open market over the following four months. At the end of the four month period, Applied was entitled to or subject to a price adjustment based upon the volume weighted average price of Applied common stock during the purchase period that could be settled, at Applied’s option, in cash or shares of Applied common stock. On January 24, 2007, Applied settled the price adjustment by payment of $132 million in cash to Goldman Sachs, resulting in an adjusted price per share of $18.08. The repurchase was funded with Applied’s existing cash and investments and reported as treasury stock.

On September 15, 2006, the Board of Directors approved a new stock repurchase program for up to $5.0 billion in repurchases over the next three years ending in September 2009, of which authorization for $2.3 billion of repurchases remained as of October 26, 2008. Under this authorization, Applied implemented a systematic stock repurchase program and may also make supplemental stock repurchases from time to time, depending on market conditions, stock price and other factors. In fiscal 2008, there were 83,163,000 shares of Applied common stock repurchased at an average price of $18.04 per share. In fiscal 2007, there were 60,561,000 shares repurchased at an average price of $19.81 per share.

Dividends

During fiscal 2008, Applied’s Board of Directors declared four quarterly cash dividends in the amount of $0.06 per share each. The fourth quarterly cash dividend declared in fiscal 2008 was paid on December 4, 2008, to stockholders of record as of November 13, 2008. During fiscal 2007, Applied’s Board of Directors declared one quarterly cash dividend in the amount of $0.05 per share and three quarterly cash dividends in the amount of $0.06 per share each. During fiscal 2006, Applied’s Board of Directors declared one quarterly cash dividend in the amount of $0.03 per share and three quarterly cash dividends in the amount of $0.05 per share each. Dividends paid during fiscal 2008, 2007 and 2006 amounted to $325 million, $306 million and $251 million, respectively. Applied currently anticipates that it will continue to pay cash dividends on a quarterly basis in the future, although the

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of Applied’s stockholders.

Note 8	Employee Benefit Plans

Stock Options

Applied grants options to employees and consultants to purchase shares of its common stock, at future dates, at the fair market value on the date of grant. Most options are scheduled to vest over four years, and expire no later than seven years from the grant date. There were 167,289,000 shares available for grant at October 26, 2008, 156,322,624 shares available for grant at October 28, 2007, and 144,582,000 shares available for grant at October 29, 2006. Stock option activity was as follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
		(In thousands, except per share amounts)

Outstanding, beginning of year	94,901	$17.81	163,214	$18.83	200,007	$18.67
Granted and assumed	7	$19.38	311	$17.98	12,174	$16.92
Exercised	(19,004)	$17.27	(46,885)	$17.86	(18,498)	$15.34
Canceled	(15,147)	$18.86	(21,739)	$25.29	(30,469)	$19.14

Outstanding, end of year	60,757	$17.71	94,901	$17.81	163,214	$18.83

Exercisable, end of year	57,671	$17.73	83,178	$17.84	130,065	$19.59

The following table summarizes information with respect to options outstanding and exercisable at October 26, 2008:

	Options Outstanding				Options Exercisable
			Weighted
		Weighted	Average			Weighted
		Average	Remaining	Aggregate		Average	Aggregate
Range of	Number of	Exercise	Contractual	Intrinsic	Number of	Exercise	Intrinsic
Exercise Prices	Shares	Price	Life	Value	Shares	Price	Value
	(In thousands)		(In years)	(In thousands)	(In thousands)		(In thousands)

$0.01 — $4.99	8	$2.48	1.07	$73	8	$2.48	$73
$5.00 — $9.99	58	$6.67	3.19	274	58	$6.67	274
$10.00 — $19.99	41,635	$15.75	2.78	236	38,549	$15.61	235
$20.00 — $29.99	19,047	$22.03	1.97	—	19,047	$22.03	—
$30.00 — $59.99	9	$41.66	1.34	—	9	$41.66	—

	60,757	$17.71	2.53	$583	57,671	$17.73	$582

Options exercisable and expected to become exercisable	59,784	$17.71	2.47	$583

Restricted Stock Units

Applied grants restricted stock units (referred to as performance shares under the Applied Materials, Inc. Employee Stock Incentive Plan). Restricted stock units typically vest over three to four years, subject to the grantee’s continued service to Applied on each vesting date.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in restricted stock units outstanding under Applied’s equity compensation plans during fiscal 2008 is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
		Grant Date	Remaining	Intrinsic
	Shares	Fair Value	Contractual Term	Value
	(In thousands, except per share amounts)

Non-vested restricted stock units at October 28, 2007	18,597	$18.51	2.9 Years	$350,746
Granted	5,808	18.22
Vested	(6,381)	18.26
Canceled	(1,630)	18.52

Non-vested restricted stock units at October 26, 2008	16,394	18.50	2.5	$186,887

Non-vested restricted stock units expected to vest	14,434	18.50	2.6	$164,544

Employees Stock Purchase Plan

Applied sponsors two Employee Stock Purchase Plans (collectively, ESPP) for the benefit of United States (U.S.) and international employees, respectively. The U.S. plan is qualified under Section 423 of the Internal Revenue Code. Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of the stock at the beginning of the applicable offering period or at the end of each purchase period. The ESPP provides for consecutive and overlapping offering periods of up to 24 months in duration, with each offering period composed of four consecutive six-month purchase periods. ESPP contributions are limited to a maximum of 10 percent of an employee’s eligible compensation, up to a maximum of $6,500 per six-month purchase period. ESPP participants are also limited to purchasing a maximum of 1,000 shares per purchase period. Shares issued under the ESPP were 4,617,000 for fiscal 2008, 4,310,000 for fiscal 2007, and 4,065,000 for fiscal 2006. At October 26, 2008, there were 71,742,000 shares available for future issuance under the ESPP.

Employee Bonus Plans

Applied has various employee bonus plans. A discretionary bonus plan provides for the distribution of a percentage of pre-tax profits to Applied employees who are not eligible for other performance-based incentive plans, up to a maximum percentage of eligible compensation. Other plans award annual bonuses to Applied’s executives and other key contributors based on the achievement of profitability and/or other specified performance criteria. Applied also has agreements with key technical employees that provide for additional compensation related to the success of new product development and achievement of specified profitability criteria. Charges to expense under these plans were $150 million for fiscal 2008, $271 million for fiscal 2007 and $262 million for fiscal 2006.

Employee Savings and Retirement Plan

Applied’s Employee Savings and Retirement Plan (401(k) Plan) is qualified under Sections 401(a) and (k) of the Internal Revenue Code. Eligible employees may make salary deferral and catch-up contributions under the 401(k) Plan on a pre-tax basis. Applied matches a percentage of each participant’s salary deferral contributions with cash contributions. In general, these matching contributions become 20 percent vested at the end of an employee’s second year of service with Applied, and vest 20 percent per year of service thereafter, becoming fully vested at the end of six years of service. Participants may direct that funds held in their 401(k) Plan accounts, including any Applied matching contributions, be invested in any of the diversified investment funds available under the 401(k) Plan or in the Applied Materials, Inc. Common Stock Fund (Stock Fund), which invests solely in shares of Applied common stock. Effective June 21, 2007, the Stock Fund was converted into a non-leveraged employee stock ownership plan (within the meaning of Section 4975(e)(7) of the Internal Revenue Code) and, as a result,

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participants have the option of specifying that any future cash dividends paid on shares held in the Stock Fund be either reinvested in the Stock Fund or distributed directly to them in cash no later than 90 days after the calendar year for which the dividends were paid. Applied’s matching contributions under this plan were approximately $29 million, net of $2 million in forfeitures, for fiscal 2008, $28 million, net of $1 million in forfeitures, for fiscal 2007 and $27 million, net of $2 million in forfeitures, for fiscal 2006.

Defined Benefit Pension Plans of Foreign Subsidiaries and Other Post-Retirement Benefits

Several of Applied’s foreign subsidiaries have defined benefit pension plans covering substantially all of their eligible employees. Benefits under these plans are typically based on years of service and final average compensation levels. Applied uses August 31 as a measurement date. The plans are managed in accordance with applicable local statutes and practices. Applied deposits funds for certain of these plans with insurance companies, pension trustees, government-managed accounts, and/or accrues the expense for the unfunded portion of the benefit obligation on its consolidated financial statements. Applied’s practice is to fund the various pension plans in amounts sufficient to meet the minimum requirements as established by applicable local governmental oversight and taxing authorities. Depending on the design of the plan, local custom and market circumstances, the liabilities of a plan may exceed qualified plan assets. The differences between the aggregate projected benefit obligations and aggregate plan assets of these plans have been recorded as liabilities by Applied and are included in accrued expenses and other liabilities in the Consolidated Balance Sheets.

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

On January 1, 1999, Applied implemented a post-retirement plan that provides certain medical and vision benefits to eligible retirees who are at least age 55 and who have at least 10 years of service at their date of retirement. An eligible retiree may elect coverage for an eligible spouse or domestic partner who is not eligible for Medicare. Coverage under the plan generally ends for both the retiree and spouse or domestic partner upon becoming eligible for Medicare. As of October 26, 2008, Applied’s liability under this post-retirement plan was $9 million which was included in other long-term liabilities in the Consolidated Balance Sheets.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in benefit obligations and plan assets, which includes post-retirement benefits, for fiscal 2008 and 2007 is presented below.

	2008	2007
	(In thousands, except percentages)

Change in projected benefit obligation
Beginning projected benefit obligation	$258,754	$231,557
Service cost	15,546	16,513
Interest cost	13,411	11,201
Plan participants’ contributions	1,336	1,331
Actuarial (gain)/loss	(14,673)	(17,087)
Curtailments, settlements and special termination benefits	(1,445)	(5,970)
Foreign currency exchange rate changes	(32,915)	20,361
Benefits paid	(9,345)	(9,573)
Plan amendments and business combinations	85	10,421

Ending projected benefit obligation	$230,754	$258,754

Ending accumulated benefit obligation	$203,247	$225,000

Range of assumptions to determine benefit obligations
Discount rate	2.3% - 6.7%	2.3% - 6.3%
Rate of compensation increase	2.0% - 6.0%	2.0% - 6.0%
Change in plan assets
Beginning fair value of plan assets	$118,061	$92,424
Return on plan assets	(4,785)	6,276
Employer contributions	14,400	12,016
Plan participants’ contributions	1,336	1,331
Foreign currency exchange rate changes	(20,925)	8,846
Divestitures, settlements and business combinations	(1,164)	6,741
Benefits paid	(9,345)	(9,573)

Ending fair value of plan assets	$97,578	$118,061

Funded status	$(133,176)	$(140,693)
Employer contributions after the measurement date	1,204	1,163

Net amount recognized	$(131,972)	$(139,530)

Amounts recognized in the consolidated balance sheets
Noncurrent asset	$456	$897
Current liability	(2,548)	(2,569)
Noncurrent liability	(129,880)	(137,858)

Total	$(131,972)	$(139,530)

Amounts recognized in accumulated other comprehensive income
Net actuarial loss	$14,023	$20,817
Prior service credit	(2,478)	(1,877)
Transition obligation	248	343

Total	$11,793	$19,283

Plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$223,746	$250,223
Fair value of plan assets	$90,245	108,794
Plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$181,980	$209,090
Fair value of plan assets	$82,367	$108,794

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008	2007

Plan assets — allocation
Equity securities	45%	60%
Debt securities	34%	34%
Cash	7%	4%
Real Estate	2%	1%
Other	12%	1%

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

A summary of the components of net periodic benefit costs and the weighted average assumptions used for net periodic benefit cost and benefit obligation calculations for fiscal 2008, 2007 and 2006 is presented below.

	2008	2007	2006
	(In thousands, except percentages)

Components of net periodic benefit cost
Service cost	$15,546	$16,513	$15,429
Interest cost	13,409	11,202	8,938
Expected return on plan assets	(8,583)	(6,050)	(4,362)
Amortization of actuarial loss	561	1,492	2,601
Amortization of prior service costs	231	414	174
Amortization of transition obligation	83	281	63
Settlement loss/(gain) to be recognized	91	—	(5,569)
Curtailment loss	—	629	—

Net periodic pension cost	$21,338	$24,481	$17,274

Weighted average assumptions
Discount rate	2.3% - 6.3%	2.3% - 5.8%	2.0% - 6.3%
Expected long-term return on assets	2.5% - 8.0%	2.5% - 8.0%	3.5% - 7.5%
Rate of compensation increase	2.0% - 6.0%	2.0% - 6.0%	2.0% - 5.0%

Asset return assumptions are derived based on actuarial and statistical methodologies, from analysis of long-term historical data relevant to the country in which each plan is in effect and the investments applicable to the corresponding plan. The discount rate for each plan was derived by reference to appropriate benchmark yields on

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

high quality corporate bonds, allowing for the approximate duration of both plan obligations and the relevant benchmark yields.

Future expected benefit payments for the pension plans and the post-retirement plan over the next ten fiscal years are: $7 million in fiscal 2009, $8 million in fiscal 2010, $9 million in fiscal 2011, $10 million in fiscal 2012, $10 million in fiscal 2013, and $60 million collectively for fiscal years 2014 through 2018. Company contributions to these plans for fiscal 2009 are expected to be approximately $14 million.

Executive Deferred Compensation Plans

Applied sponsors two unfunded deferred compensation plans, the Executive Deferred Compensation Plan (Predecessor EDCP) and the 2005 Executive Deferred Compensation Plan (2005 EDCP), under which certain employees may elect to defer a portion of their following year’s eligible earnings. The Predecessor EDCP was frozen as of December 31, 2004 such that no new deferrals could be made under the plan after that date and the plan would qualify for “grandfather” relief under Section 409A of the Internal Revenue Code. The Predecessor EDCP participant accounts continue to be maintained under the plan and credited with deemed interest. The 2005 EDCP was implemented by Applied effective as of January 1, 2005 and is intended to comply with the requirements of Section 409A of the Internal Revenue Code. Amounts payable, including accrued deemed interest, totaled $80 million at October 26, 2008 and $82 million at October 28, 2007, which were included in other long-term liabilities in the Consolidated Balance Sheets.

Note 9	Income Taxes

The components of income from operations before income taxes were as follows:

Fiscal Year	2008	2007	2006
		(In thousands)

U.S.	$1,021,961	$2,047,318	$1,760,138
Foreign	386,757	392,335	406,833

	$1,408,718	$2,439,653	$2,166,971

The components of the provision for income taxes were as follows:

Fiscal Year	2008	2007	2006
		(In thousands)

Current:
U.S.	$248,308	$590,289	$475,984
Foreign	182,803	99,472	124,797
State	5,314	8,054	24,302

	436,425	697,815	625,083

Deferred:
U.S.	61,469	(17,314)	63,837
Foreign	(43,505)	16,888	(33,298)
State	(6,417)	32,068	(5,314)

	11,547	31,642	25,225

	$447,972	$729,457	$650,308

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation between the statutory U.S. federal income tax rate of 35 percent and Applied’s actual effective income tax provision rate is as follows:

Fiscal Year	2008	2007	2006

Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
Favorable resolutions from audits of prior years’ income tax filings	—	(1.0)	(2.1)
Effect of foreign operations taxed at various rates	(1.0)	(1.6)	(0.8)
State income taxes, net of federal benefit	0.7	1.1	0.6
Research and other tax credits	(1.1)	(0.6)	(0.1)
Export sales/production benefit	(2.0)	(1.3)	(4.2)
Other	0.2	(1.7)	1.6

	31.8%	29.9%	30.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows:

	2008	2007
	(In thousands)

Deferred tax assets:
Inventory reserves and basis difference	$103,428	$111,297
Installation and warranty reserves	51,992	69,934
Accrued liabilities	295,797	230,632
Restructuring reserves	7,539	9,275
Deferred revenue	13,499	65,597
Capital loss carryforward	15,000	16,675
Tax credits and net operating losses	33,536	11,020
Deferred compensation	30,122	31,263
Equity-based compensation	68,627	60,256
Intangibles	34,096	40,145

Gross deferred tax assets	653,636	646,094
Valuation Allowance	(15,000)	—

Total gross deferred tax assets	638,636	646,094

Deferred tax liabilities:
Depreciation	(54,177)	(42,597)
Purchased technology	(109,840)	(87,823)
Other	(29,359)	(27,189)

Total gross deferred tax liabilities	(193,376)	(157,609)

Net deferred tax assets	$445,260	$488,485

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the breakdown between current and non-current net deferred tax assets and liabilities:

Deferred Income Taxes	2008	2007
	(In thousands)

Current deferred tax asset	$388,807	$426,471
Non-current deferred tax asset	113,727	120,654
Current deferred tax liability	—	(5,326)
Non-current deferred tax liability	(57,274)	(53,314)

	$445,260	$488,485

Current deferred tax liabilities are included in accounts payable and accrued expenses on the Consolidated Balance Sheets and non-current deferred tax liabilities are included in other liabilities on the Consolidated Balance Sheets. The balance as of October 28, 2007 includes an additional $2 million of deferred taxes for a purchase accounting adjustment.

A valuation allowance is recorded to reflect the estimated amount of deferred tax assets that may not be realized. The valuation allowance has been established against capital loss carryforwards where it is believed that it is not more likely than not that sufficient capital gains will be realized within the remaining carryforward period.

For fiscal 2008, U.S. income taxes have not been provided for approximately $395 million of cumulative undistributed earnings of several non-U.S. subsidiaries. Applied intends to reinvest these earnings indefinitely in operations outside of the U.S.

As of October 26, 2008, Applied’s state R&D tax credit carryforward was $32 million. The carryforward has an indefinite life. Management believes that the tax credit carryforward will be utilized in future periods.

Applied’s income taxes payable have been reduced by the tax benefits associated with employee stock option transactions. These benefits, credited directly to stockholders’ equity, amounted to $7 million for fiscal 2008 and $50 million for fiscal 2007, with a corresponding reduction to taxes payable of $7 million in fiscal 2008 and $50 million in fiscal 2007.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Recognition of a tax position is determined when it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. Applied implemented FIN 48 effective October 29, 2007. Upon implementation of FIN 48 Applied did not identify any increase or decrease in its liability for unrecognized tax benefits. In the fourth quarter of fiscal 2008, Applied identified a tax position that met the more-likely-than-not recognition threshold. Applied determined that a tax benefit of $100 million existed upon implementation of FIN 48 and therefore made the correction to retained earnings. The impact of the correction was not considered material to the prior reporting periods. The beginning balance of the reconciliation of gross unrecognized tax benefits below reflects this tax position.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Balance, October 29, 2007	$360,000
Increases in tax positions for prior years	4,400
Decreases in tax positions for prior years	(1,000)

Balance, October 26, 2008	$363,400

As of October 26, 2008, Applied had unrecognized tax benefits, net of federal deduction for state tax, of $350 million, all of which, if recognized, would result in a reduction of Applied’s effective tax rate.

Historically, unrecognized tax benefits have been classified as current income taxes payable. Under FIN 48, unrecognized tax benefits are classified as long-term income taxes payable except to the extent it is anticipated that cash payment will be made within the next year. As of October 26, 2008, the gross liability for unrecognized tax benefits was $63 million, exclusive of interest and penalties. Under FIN 48, increases or decreases to interest and penalties on uncertain tax positions are included in provision for income taxes in the Consolidated Statement of Operations. Interest and penalties related to uncertain tax positions were $11 million as of October 28, 2007 and $8 million as of October 26, 2008. Of the $8 million in interest and penalties, $5 million is classified as long-term payable and $3 million is classified as current payable in the Consolidated Balance Sheets.

The timing of the resolution of income tax examinations is highly uncertain as well as the amounts and timing of various tax payments that may be part of the settlement process. This could cause large fluctuations in the balance sheet classification of current assets and non-current assets and liabilities. The Company believes that before the end of fiscal 2009, it is reasonably possible that the statute of limitations on certain income taxes will expire. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $10 million.

A number of Applied’s tax returns remain subject to examination by taxing authorities. These include U.S. federal returns for 2005 and later years, tax returns for certain states for 2002 and later years, and tax returns in certain jurisdictions outside of the U.S. for 2003 and later years.

Note 10	Industry Segment and Geographic Operations

Applied’s four reportable segments are: Silicon, Applied Global Services, Display, and Energy and Environmental Solutions. Prior to the first quarter of fiscal 2008, the Applied Global Services segment was named Fab Solutions, and the Energy and Environmental Solutions segment was named Adjacent Technologies. Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Segment information is presented based upon Applied’s management organization structure as of October 26, 2008 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. Prior to the fourth quarter of fiscal 2006, Applied operated in one reportable segment.

Each reportable segment is separately managed and has separate financial results that are reviewed by Applied’s chief operating decision-maker. Each reportable segment contains closely related products that are unique to the particular segment. Segment operating income is determined based upon internal performance measures used by Applied’s chief operating decision-maker.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Effective the first quarter of fiscal 2008, Applied changed the management reporting system for services to report all service results in the Applied Global Services segment. Applied has reclassified segment operating results for fiscal 2007 and 2006 to conform to the fiscal 2008 presentation.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information for each reportable segment as of October 26, 2008, October 28, 2007 and October 29, 2006 and for the years then ended, is as follows:

		Operating	Depreciation/	Capital	Segment
	Net Sales	Income/(Loss)	Amortization	Expenditures	Assets
	(In thousands)

2008:
Silicon	$4,005,141	$1,242,574	$104,130	$61,518	$1,773,348
Applied Global Services	2,328,930	574,772	34,831	19,694	1,306,158
Display	975,582	309,803	8,397	11,478	658,744
Energy and Environmental Solutions	819,587	(183,173)	106,663	7,544	2,075,516

Total Segment	$8,129,240	$1,943,976	$254,021	$100,234	$5,813,766

2007:
Silicon	$6,511,722	$2,378,771	$137,943	$83,388	$2,608,980
Applied Global Services	2,353,167	630,140	28,692	39,526	1,229,584
Display	705,056	159,212	9,122	3,216	431,789
Energy and Environmental Solutions	164,911	(89,364)	19,637	670	1,037,872

Total Segment	$9,734,856	$3,078,759	$195,394	$126,800	$5,308,225

2006:
Silicon	$5,971,483	$2,000,342	$159,695	$75,315	$2,769,127
Applied Global Services	2,351,841	685,319	30,605	15,158	1,067,249
Display	823,957	256,738	8,270	5,265	584,740
Energy and Environmental Solutions	19,733	(8,008)	3,495	348	293,691

Total Segment	$9,167,014	$2,934,391	$202,065	$96,086	$4,714,807

Reconciliations of segment operating results to Applied consolidated totals for the fiscal years ending October 26, 2008, October 28, 2007 and October 29, 2006 are as follows:

	2008	2007	2006
		(In thousands)

Total segment operating income	$1,943,976	$3,078,759	$2,934,391
Corporate and unallocated costs	(570,434)	(680,832)	(701,657)
Restructuring and asset impairment charges	(39,948)	(26,421)	(212,113)
Gain on sale of facility	21,837	—	—

Income from operations	$1,355,431	$2,371,506	$2,020,621

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of depreciation and amortization expense to Applied consolidated totals for the fiscal years ending October 26, 2008, October 28, 2007 and October 29, 2006 are as follows:

	2008	2007	2006
	(In thousands)

Total segment depreciation and amortization	$254,021	$195,394	$202,065
Depreciation on shared facilities	35,849	37,179	42,988
Depreciation on information technology assets	29,777	34,986	23,528
Other	404	775	1,832

Consolidated depreciation and amortization	$320,051	$268,334	$270,413

Reconciliations of capital expenditures to Applied consolidated totals for the fiscal years ending October 26, 2008, October 28, 2007 and October 29, 2006 are as follows:

	2008	2007	2006
	(In thousands)

Total segment capital expenditures	$100,234	$126,800	$96,086
Shared facilities	40,577	49,128	37,329
Information technology assets	94,700	76,604	36,083
Other	52,395	12,252	9,984

Consolidated capital expenditures	$287,906	$264,784	$179,482

Reconciliations of segment assets to Applied consolidated totals as of October 26, 2008, October 28, 2007 and October 29, 2006 are as follows:

	October 26,	October 28,	October 29,
	2008	2007	2006
	(In thousands)

Total segment assets	$5,813,766	$5,308,225	$4,714,807
Cash and investments	3,467,724	3,732,004	3,212,199
Allowance for bad debts	(5,275)	(4,136)	(3,342)
Assets held for sale	—	—	37,211
Deferred income taxes	502,534	547,125	569,308
Other current assets	382,912	337,974	217,433
Common property, plant and equipment	644,578	603,453	551,064
Equity-method investment	79,533	115,060	144,431
Other assets	120,546	22,573	37,726

Consolidated total assets	$11,006,318	$10,662,278	$9,480,837

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For geographical reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment and equity-method investments, and are attributed to the geographic location in which they are located. Net sales and long-lived assets by geographic region were as follows:

		Long-lived
	Net Sales	Assets
	(In thousands)

2008:
North America(1)	$1,519,898	$895,723

Taiwan	1,837,097	43,169
Japan	1,217,635	89,782
Europe	949,105	109,224
Korea	1,309,491	6,258
Asia-Pacific(2)	1,296,015	54,119

Total outside North America	6,609,343	302,552

Consolidated total	$8,129,241	$1,198,275

2007:
North America(1)	$1,554,643	$866,531

Taiwan	2,678,815	42,622
Japan	1,492,694	126,515
Europe	955,747	90,879
Korea	1,846,867	8,634
Asia-Pacific(2)	1,206,090	56,836

Total outside North America	8,180,213	325,486

Consolidated total	$9,734,856	$1,192,017

2006:
North America(1)	$1,707,996	$894,598

Taiwan	2,079,065	16,777
Japan	1,518,294	154,432
Europe	1,005,923	89,741
Korea	1,698,673	5,513
Asia-Pacific(2)	1,157,063	36,436

Total outside North America	7,459,018	302,899

Consolidated total	$9,167,014	$1,197,497

(1)	Primarily the United States.

(2)	Includes China.

Samsung Electronics Co., Ltd. accounted for 16 percent of Applied’s net sales in fiscal 2008, 12 percent of Applied’s net sales in fiscal 2007, and 11 percent of Applied’s net sales in fiscal 2006. These net sales were for products in multiple reportable segments.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11	Commitments and Contingencies

Leases

Applied leases some of its facilities and equipment under non-cancelable operating leases and has options to renew most leases, with rentals to be negotiated. Total rent expense was $68 million for fiscal 2008, $62 million for fiscal 2007, and $70 million for fiscal 2006. Future minimum lease payments at October 26, 2008 totaled $118 million and were: $58 million for fiscal 2009; $30 million for fiscal 2010; $14 million for fiscal 2011; $8 million for fiscal 2012; $5 million for fiscal 2013; and $3 million collectively for all periods thereafter.

Discounted Letters of Credit

Applied discounts letters of credit through various financial institutions. Under these agreements, Applied discounted letters of credit in the amounts of $167 million for fiscal 2008, $431 million for fiscal 2007 and $237 million for fiscal 2006. Discounting fees were not material for all periods presented. In fiscal 2008, Applied factored accounts receivables totaling $125 million.

Warranty

Applied products are generally sold with a 12-month warranty period following installation. The provision for the estimated cost of warranty is recorded when revenue is recognized. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product, configuration and geographic region.

Changes in the warranty reserves were as follows:

	2008	2007
	(In thousands)

Beginning balance	$184,271	$174,605
Provisions for warranty	138,229	184,470
Consumption of reserves	(179,654)	(174,804)

Ending balance	$142,846	$184,271

As noted above, Applied’s products are generally sold with a 12-month warranty. Accordingly, current warranty provisions are related to the current year’s net sales, and warranty consumption is associated with current and prior year’s net sales.

Guarantees

During the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of October 26, 2008, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $167 million. Applied has not recorded any liability in connection with these guarantee arrangements below that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of October 26, 2008, Applied Materials Inc. has provided parent guarantees to banks for approximately $168 million to cover these services.

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

On January 31, 2007, Applied received notice that Jusung Engineering filed a complaint of private prosecution in the Taipei District Court of Taiwan dated November 10, 2006, entitled Jusung Engineering Co., Ltd. v. M. Splinter, Y. Lin, C. Lai and J. Lin. The complaint alleges that Applied’s outside counsel received from the Court and used a copy of an expert report that Jusung had filed in the ongoing patent infringement lawsuits and that Jusung had intended to remain confidential. The complaint names as defendants Applied’s outside counsel in Taiwan, as well as Michael R. Splinter, Applied’s President and Chief Executive Officer, as the statutory representative of

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Applied. On April 27, 2007, the Taipei District Court dismissed the private prosecution complaint. Jusung Engineering filed an appeal of the dismissal to the High Court. The High Court affirmed the District Court’s rejection of the private prosecution complaint on June 25, 2007. After the dismissal of the private prosecution complaint, the matter was transferred to the Taipei District Attorney’s Office, which issued a ruling not to prosecute. This ruling was reviewed by the Taiwan High Court District Attorney, which in October 2007 returned the matter to the Taipei District Attorney’s Office for further consideration. On March 7, 2008, the Taipei District Attorney’s Office issued a second ruling not to prosecute, which Jusung Engineering appealed. The Taiwan High Court District Attorney returned the matter to the Taipei District Attorney’s Office for further investigation and the Taipei District Attorney’s office decided not to pursue the matter. Applied believes that it has meritorious defenses that it intends to pursue vigorously.

On April 3, 2007, Jusung Engineering filed a complaint against AKT America and one of its suppliers in Seoul Central District Court in Seoul, Korea, captioned Jusung Engineering, Co. Ltd. v. AKT America, Inc. The complaint alleges infringement of a Jusung patent involving the showerhead assembly of plasma enhanced chemical vapor deposition (PECVD) equipment for liquid crystal displays (LCDs) and seeks injunctive relief. On June 9, 2007, AKT America and its supplier filed a patent invalidation action with the Korean Intellectual Property Office (KIPO). On November 30, 2007, the KIPO ruled that the Jusung patent was invalid, and Jusung Engineering has appealed the KIPO’s ruling. Also on November 30, 2007, KIPO dismissed the confirmation of scope action and Jusung appealed the decision. On December 4, 2008, the Patent Court remanded the case back to KIPO for further consideration. On April 3, 2008, the Seoul District Court dismissed the complaint for infringement and Jusung Engineering has appealed this decision. Applied believes that it has meritorious defenses that it intends to pursue vigorously.

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

Silicon Services Consortium

On January 19, 2006, five companies that sold refurbished Applied tools (Silicon Services Consortium Inc., Semiconductor Support Services Co., OEM Surplus, Inc., Precision Technician Inc., and Semiconductor Equipment Specialist, Inc.) filed a lawsuit against Applied in the United States District Court for the Western District of Texas, captioned Silicon Services Consortium, Inc., et al. v. Applied Materials, Inc. The plaintiffs claimed that a policy that Applied announced in January 2005 of limiting the sale of certain parts to them constituted an unlawful attempt to monopolize the refurbishment business, an interference with existing contracts, and an interference with prospective business relationships. The suit sought injunctive relief, damages, costs and attorneys’ fees. On January 17, 2007, Applied filed a counterclaim asserting claims for patent infringement, trademark infringement, trademark dilution, unfair competition, and misuse and misappropriation of trade secrets against each of the five plaintiffs/counter defendants, seeking damages as well as injunctive relief. All claims between Applied and Precision Technician were dismissed in September 2007 pursuant to a settlement, with no payment by either party. In December 2007, Applied reached a settlement with Semiconductor Equipment Specialist of all pending claims between them for an amount that was not material to Applied. In May 2008, Applied reached a settlement with Semiconductor Support Services of all pending claims between them in an amount that was not material to Applied. In July 2008, Applied reached a settlement with the remaining plaintiffs/counter defendants, Silicon Services Consortium and OEM Surplus, of all pending claims between them in an amount that was not material to Applied, and the lawsuit has been dismissed.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On January 31, 2008, Applied acquired all of the outstanding shares of Baccini, a privately-held company based in Italy, for a purchase price of $215 million in cash, net of cash and marketable securities acquired. The acquired business is a leading supplier of automated metallization and test systems for manufacturing c-Si photovoltaic cells. In connection with this acquisition, Applied recorded goodwill of $158 million and intangible assets of $130 million. Of the $130 million of acquired intangible assets, $61 million was assigned to acquired backlog (to be amortized over 2 years), $34 million was assigned to customer relationships (to be amortized over 9 years), $27 million was assigned to purchased technology (to be amortized over 7 years), $6 million was assigned to covenants not to compete (to be amortized over 2 years), and $3 million was assigned to trademarks and tradenames (to be amortized over 7 years). The allocation of the purchase price was based on estimates of the fair value of the assets acquired and is subject to adjustment upon finalization of the purchase price allocation. The acquired business is reported under the Energy and Environmental Solutions segment.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On July 20, 2006, Applied and Dainippon Screen Mfg. Co., Ltd. (Screen) completed the formation of Sokudo Co. Ltd. (Sokudo), a Japanese joint venture company, to deliver advanced track solutions for customers’ critical semiconductor manufacturing requirements. Screen owns 52 percent and holds the controlling interest in Sokudo, and Applied owns 48 percent. Screen transferred into Sokudo its existing track business and related intellectual property, including employees, products and its installed base of systems. Applied paid $147 million for its investment in Sokudo. Additionally, Applied contributed to Sokudo certain technology and related intellectual property and has provided key development employees. Screen performs manufacturing for Sokudo under an outsourcing agreement. Applied accounts for its interest in Sokudo under the equity method of accounting. Under this accounting method, Applied’s exposure to loss from ongoing operations is limited to $80 million as of October 26, 2008, which represents Applied’s carrying value of its investment in Sokudo. Applied’s investment in Sokudo is classified as an equity-method investment on the Consolidated Balance Sheet. Applied’s investment in Sokudo includes the unamortized excess of Applied’s investment over its equity in the joint venture’s net assets. This excess $28 million at October 26, 2008 is being amortized on a straight-line basis over its estimated useful life of 7 years.

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

On November 12, 2008, Applied announced that it will implement a restructuring program beginning in the first quarter of fiscal 2009. As part of this program, Applied plans to reduce its global workforce by approximately 1,800 positions or 12% by the end of fiscal 2009 through a combination of attrition, voluntary separation and other workforce reduction programs consistent with local legal requirements and in consultation with employee representatives.

Note 14	Unaudited Quarterly Consolidated Financial Data

	Fiscal Quarter
	First	Second	Third	Fourth	Fiscal Year
		(In thousands, except per share amounts)

2008:
Net sales	$2,087,397	$2,149,998	$1,848,168	$2,043,677	$8,129,240
Gross margin	$934,981	$966,828	$742,314	$798,705	$3,442,828
Net income	$262,376	$302,507	$164,768	$231,095	$960,746
Earnings per diluted share	$0.19	$0.22	$0.12	$0.17	$0.70
2007:
Net sales	$2,277,267	$2,529,561	$2,560,984	$2,367,044	$9,734,856
Gross margin	$1,062,538	$1,136,610	$1,216,390	$1,076,905	$4,492,443
Net income	$403,476	$411,444	$473,515	$421,761	$1,710,196
Earnings per diluted share	$0.29	$0.29	$0.34	$0.30	$1.20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Applied Materials, Inc.:

We have audited the accompanying consolidated balance sheets of Applied Materials, Inc. and subsidiaries (the Company) as of October 26, 2008 and October 28, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 26, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of and for each of the years in the three-year period ended October 26, 2008, as set forth under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Materials, Inc. and subsidiaries as of October 26, 2008 and October 28, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended October 26, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule as of and for each of the years in the three-year period ended October 26, 2008, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 9 to the consolidated financial statements, effective October 29, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes.

As discussed in note 1 to the consolidated financial statements, effective October 28, 2007, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106, and 132(R).

As discussed in note 1 to the consolidated financial statements, effective October 31, 2005, the Company adopted the provisions of SFAS 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Applied Materials, Inc. and subsidiaries’ internal control over financial reporting as of October 26, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 12, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP
KPMG LLP

Mountain View, California
December 12, 2008

INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit No.		Description

2.1		Agreement and Plan of Merger, dated May 4, 2006, among Applied Materials, Inc., Applied Films Corporation and Blue Acquisition, Inc., incorporated by reference to Applied’s Form 10-Q for the quarter ended July 30, 2006 (file no. 000-06920) filed August 31, 2006.
3.1		Certificate of Incorporation of Applied Materials, Inc., as amended and restated through March 31, 2000, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 30, 2000 (file no. 002-45028) filed June 8, 2000.
3.2		Certificate of Designation, Preferences and Rights of the Terms of the Series A Junior Participating Preferred Stock dated as of July 9, 1999, incorporated by reference to Applied’s Form 10-Q for the quarter ended August 1, 1999 (file no. 000-06920) filed September 14, 1999.
3.3		Bylaws of Applied Materials, Inc., as amended and restated through September 16, 2008, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed September 19, 2008.
4.1		Form of Indenture (including form of debt security) between Applied Materials, Inc. and Harris Trust Company of California, as Trustee, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed August 17, 1994.
4.2		Rights Agreement, dated as of July 7, 1999, between Applied Materials, Inc. and Harris Trust and Savings Bank, as Rights Agent, incorporated by reference to Applied’s Registration Statement on Form 8-A (file no. 000-06920) dated July 13, 1999.
4.3		First Amendment to Rights Agreement, dated as of November 6, 2002, between Applied Materials, Inc. and Computershare Investor Services, LLC, as Rights Agent, incorporated by reference to Applied’s Registration Statement on Form 8-A/A (file no. 000-06920) dated November 25, 2002.
10.1		License Agreement dated January 1, 1992, between Applied Materials and Varian Associates, Inc., incorporated by reference to Applied’s Form 10-K for fiscal year 1992 (file no. 000-06920) filed December 16, 1992.
10	.2*	Applied Materials, Inc. Executive Deferred Compensation Plan, as amended and restated on April 1, 1995, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 30, 1995 (file no. 000-06920) filed June 7, 1995.
10	.3*	Amendment No. 1 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 26, 1998 (file no. 000-06920) filed September 9, 1998.
10	.4*	Amendment No. 2 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 26, 1998 (file no. 000-06920) filed September 9, 1998.
10	.5*	Applied Materials, Inc. Nonqualified Stock Option Agreement related to the Employee Stock Incentive Plan, as amended (formerly named the “Applied Materials, Inc. 1995 Equity Incentive Plan”), incorporated by reference to Applied’s Form 10-Q for the quarter ended May 2, 1999 (file no. 000-06920) filed June 15, 1999.
10.6		Form of Indemnification Agreement between Applied Materials, Inc. and Non-Employee Directors, dated June 11, 1999, incorporated by reference to Applied’s Form 10-K for fiscal year 1999 (file no. 333-88777) filed January 31, 2000.
10.7		Form of Indemnification Agreement between Applied Materials, Inc. and James C. Morgan and Dan Maydan, dated June 11, 1999, incorporated by reference to Applied’s Form 10-K for fiscal year 1999 (file no. 333-88777) filed January 31, 2000.
10.8		Form of Indemnification Agreement between Applied Materials, Inc. and certain of its officers, incorporated by reference to Applied’s Form 10-K for fiscal year 1999 (file no. 333-88777) filed January 31, 2000.
10	.9*	Form of Applied Materials, Inc. Nonqualified Stock Option Grant Agreement for use under the Employee Stock Incentive Plan, as amended (formerly named the “Applied Materials Inc. 1995 Equity Incentive Plan”) incorporated by reference to Applied’s Form 10-Q for the quarter ended April 29, 2001 (file no. 002-45028) filed June 7, 2001.

Exhibit No.		Description

10	.10*	Applied Materials, Inc. amended and restated 2000 Global Equity Incentive Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2002 (file no. 000-06920) filed January 23, 2003.
10.11		Applied Materials Profit Sharing Scheme, incorporated by reference to Applied’s S-8 (file no. 333-45011) filed January 27, 1998.
10	.12*	Term Sheet for employment of Michael R. Splinter, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 27, 2003 (file no. 000-06920) filed June 11, 2003.
10.13		Binding Memorandum of Understanding between Applied Materials, Inc. and Novellus Systems, Inc. dated September 20, 2004, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed September 24, 2004. (Confidential treatment has been granted for the redacted portions of the agreement.)
10	.14*	Applied Materials, Inc. Nonemployee Director Share Purchase Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended May 1, 2005 (file no. 000-06920) filed May 31, 2005.
10	.15*	Election Form to Receive Shares in lieu of Retainer and/or Meeting Fees for use under the Applied Materials, Inc. Nonemployee Director Share Purchase Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended May 1, 2005 (file no. 000-06920) filed May 31, 2005.
10	.16*	Applied Materials, Inc. amended and restated Relocation Policy, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed October 31, 2005.
10	.17*	Form of Restricted Stock Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-K for fiscal year 2005 (file no. 000-06920) filed December 14, 2005.
10	.18*	Form of Performance Share Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-K for fiscal year 2005 (file no. 000-06920) filed December 14, 2005.
10	.19*	Amendment No. 3 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2005 (file no. 000-06920) filed December 14, 2005.
10	.20*	Amendment No. 4 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2005 (file no. 000-06920) filed December 14, 2005.
10	.21*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 30, 2006 (file no. 000-06920) filed August 31, 2006.
10	.22*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. 2000 Global Equity Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 30, 2006 (file no. 000-06920) filed August 31, 2006.
10	.23*	Form of Performance Shares Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 30, 2006 (file no. 000-06920) filed August 31, 2006.
10	.24*	Applied Materials, Inc. amended and restated Employee Financial Assistance Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2006 (file no. 000-06920) filed December 14, 2006.
10	.25*	Amendment No. 1 to the Applied Materials, Inc. Employee Financial Assistance Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2006 (file no. 000-06920) filed December 14, 2006.
10.26		$100,000,000 364-Day Credit Agreement dated as of September 14, 2006 between Applied Materials, Inc., as borrower, and Citicorp USA, Inc., as lender, incorporated by reference to Applied’s Form 10-K for fiscal year 2006 (file no. 000-06920) filed December 14, 2006. (Confidential treatment has been granted for redacted portions of the agreement.)**
10.27		Master Confirmation dated September 18, 2006 between Goldman, Sachs & Co. and Applied Materials, Inc., incorporated by reference to Applied’s Form 10-K for fiscal year 2006 (file no. 000-06920) filed December 14, 2006. (Confidential treatment has been granted for redacted portions of the agreement.)

Exhibit No.		Description

10.28		Supplemental Confirmation dated September 18, 2006 between Goldman, Sachs & Co. and Applied Materials, Inc., incorporated by reference to Applied’s Form 10-K for fiscal year 2006 (file no. 000-06920) filed December 14, 2006. (Confidential treatment has been granted for redacted portions of the agreement.)
10	.29*	Separation Agreement and Release between Applied Materials, Inc. and Nancy H. Handel dated December 15, 2006, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 28, 2007 (file no. 000-06920) filed February 28, 2007.
10.30		$1,000,000,000 Credit Agreement dated as of January 26, 2007 among Applied Materials, Inc., as borrower, several lenders named therein and Citicorp USA, Inc., as agent for the lenders, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 28, 2007 (file no. 000-06920) filed February 28, 2007. (Confidential treatment has been granted for redacted portions of the agreement.)**
10	.31*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 29, 2007 (file no. 000-06920) filed May 30, 2007.
10	.32*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. 2000 Global Equity Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 29, 2007 (file no. 000-06920) filed May 30, 2007.
10	.33*	Form of Performance Share Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 29, 2007 (file no. 000-06920) filed May 30, 2007.
10	.34*	Form of Restricted Stock Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 29, 2007 (file no. 000-06920) filed May 30, 2007.
10	.35*	Applied Materials, Inc. amended and restated 2005 Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed July 13, 2007.
10.36		Share Purchase Agreement among Applied Materials, Inc., the Shareholders of HCT Shaping Systems SA and Sellers’ Representative dated June 25, 2007, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 29, 2007 (file no. 000-06920) filed August 30, 2007.
10	.37*	Separation Agreement and Release between Applied Materials, Inc. and Farhad Moghadam dated July 19, 2007, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 29, 2007 (file no. 000-06920) filed August 30, 2007.
10	.38*	Form of Performance Shares Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-K for fiscal year 2007 (file no. 000-06920) filed December 14, 2007.
10	.39*	Form of Performance Shares Agreement for Nonemployee Directors for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-K for fiscal year 2007 (file no. 000-06920) filed December 14, 2007.
10	.40*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-K for fiscal year 2007 (file no. 000-06920) filed December 14, 2007.
10	.41*	Form of Restricted Stock Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-K for fiscal year 2007 (file no. 000-06920) filed December 14, 2007.
10	.42*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. 2000 Global Equity Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-K for fiscal year 2007 (file no. 000-06920) filed December 14, 2007.
10.43		Share Purchase Agreement among Applied Materials, Inc. and the Shareholders of Baccini S.p.A. dated November 18, 2007, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 27, 2008 (file no. 000-06920) filed March 3, 2008.
10	.44*	Adjustments to Executive Officer Salaries, effective December 17, 2007, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 27, 2008 (file no. 000-06920) filed March 3, 2008.

Exhibit No.		Description

10	.45*	Applied Materials, Inc. amended and restated Employees’ Stock Purchase Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 27, 2008 (file no. 000-06920) filed June 4, 2008.
10	.46*	Applied Materials, Inc. amended and restated Stock Purchase Plan for Offshore Employees, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 27, 2008 (file no. 000-06920) filed June 4, 2008.
10	.47*	Form of Restricted Stock Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 27, 2008 (file no. 000-06920) filed August 29, 2008.
10.48		Deed of Amendment to Applied Materials Profit Sharing Scheme, dated February 7, 2006, to amend Clause 20 of the Trust Deed thereunder.
10.49		Deed of Amendment to Applied Materials Profit Sharing Scheme, dated February 7, 2006, to amend the definition of Eligible Employee in the First Schedule to the Trust Deed thereunder.
10	.50*	Amendment No. 5 to the Applied Materials, Inc. Executive Deferred Compensation Plan.
10	.51*	Amendment No. 1 to the Applied Materials, Inc. 2005 Executive Deferred Compensation Plan.
10	.52*	Compensation of Non-Employee Directors.
10	.53*	Applied Materials, Inc. amended and restated Senior Executive Bonus Plan.
10	.54*	Applied Materials, Inc. amended and restated Global Executive Incentive Plan.
10	.55*	Applied Materials, Inc. amended and restated Employee Stock Incentive Plan.
10	.56*	Form of Performance Shares Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended.
21		Subsidiaries of Applied Materials, Inc.
23		Consent of Independent Registered Public Accounting Firm, KPMG LLP.
24		Power of Attorney.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.

**	Certain schedules and exhibits to this agreement, as set forth in the Table of Contents of the agreement, have been omitted. Applied Materials, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MATERIALS, INC.

By: /s/ MICHAEL R. SPLINTER
Michael R. Splinter
President, Chief Executive Officer

Dated: December 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ MICHAEL R. SPLINTER Michael R. Splinter	President, Chief Executive Officer and Director (Principal Executive Officer)	December 12, 2008

/s/ GEORGE S. DAVIS George S. Davis	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	December 12, 2008

/s/ YVONNE WEATHERFORD Yvonne Weatherford	Corporate Vice President, Corporate Controller (Principal Accounting Officer)	December 12, 2008

Directors:

* James C. Morgan	Chairman of the Board	December 12, 2008

* Deborah A. Coleman	Director	December 12, 2008

* Aart J. de Geus	Director	December 12, 2008

* Stephen R. Forrest	Director	December 12, 2008

* Philip V. Gerdine	Director	December 12, 2008

* Thomas J. Iannotti	Director	December 12, 2008

	Title	Date

* Alexander A. Karsner	Director	December 12, 2008

* Charles Y.S. Liu	Director	December 12, 2008

* Gerhard H. Parker	Director	December 12, 2008

* Dennis D. Powell	Director	December 12, 2008

* Willem P. Roelandts	Director	December 12, 2008

James E. Rogers	Director

Representing a majority of the members of the Board of
Directors.

* By	/s/ MICHAEL R. SPLINTER
Michael R. Splinter
Attorney-in-Fact**

**	By authority of the power of attorney filed herewith.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions —	Additions —		Balance at
Fiscal Year	Beginning of Year	Charged to Income	Business Combinations	Deductions	End of Year
	(In thousands)

2008	$4,136	$2,456	$501	$(1,818)	$5,275
2007	$3,342	$858	$342	$(406)	$4,136
2006	$3,649	$582	$—	$(889)	$3,342