Form 10-Q
period 2009-01-25
APPLIED MATERIALS INC /DE
filed 2009-03-03
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 25, 2009
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

Number of shares outstanding of the issuer’s common stock as of January 25, 2009: 1,329,348,434

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED BALANCE SHEETS*
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
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
Item 6. Exhibits
SIGNATURES
EX-10.57
EX-10.58
EX-10.59
EX-10.60
EX-01.61
EX-10.62
EX-10.63
EX-10.64
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	January 25,	January 27,
	2009	2008
	(Unaudited)
	(In thousands, except
	per share amounts)

Net sales	$1,333,396	$2,087,397
Cost of products sold	941,820	1,152,416

Gross margin	391,576	934,981
Operating expenses:
Research, development and engineering	229,540	273,219
General and administrative	141,241	115,976
Marketing and selling	84,115	123,917
Restructuring and asset impairments	132,772	48,986

Income (loss) from operations	(196,092)	372,883
Pretax loss of equity-method investment	15,808	9,586
Interest expense	5,994	4,545
Interest income	15,235	30,570

Income (loss) before income taxes	(202,659)	389,322
Provision (benefit) for income taxes	(69,725)	126,946

Net income (loss)	$(132,934)	$262,376

Earnings (loss) per share:
Basic	$(0.10)	$0.19
Diluted	$(0.10)	$0.19
Weighted average number of shares:
Basic	1,329,223	1,371,245
Diluted	1,329,223	1,383,886

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS*

	January 25,	October 26,
	2009	2008
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1,366,196	$1,411,624
Short-term investments	551,196	689,044
Accounts receivable, net	1,274,853	1,691,027
Inventories	2,131,092	1,987,017
Deferred income taxes, net	402,720	388,807
Income taxes receivable	187,183	125,605
Other current assets	366,428	371,033

Total current assets	6,279,668	6,664,157
Long-term investments	1,210,997	1,367,056
Property, plant and equipment	2,888,267	2,831,952
Less: accumulated depreciation and amortization	(1,780,081)	(1,737,752)

Net property, plant and equipment	1,108,186	1,094,200
Goodwill, net	1,171,740	1,174,673
Purchased technology and other intangible assets, net	366,980	388,429
Equity-method investment	63,725	79,533
Deferred income taxes and other assets	226,307	238,270

Total assets	$10,427,603	$11,006,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,259	$1,068
Accounts payable and accrued expenses	1,326,803	1,545,355
Customer deposits and deferred revenue	1,061,034	1,225,735
Income taxes payable	140,635	173,394

Total current liabilities	2,529,731	2,945,552
Long-term debt	201,895	201,576
Other liabilities	339,306	310,232

Total liabilities	3,070,932	3,457,360

Stockholders’ equity:
Common stock	13,293	13,308
Additional paid-in capital	5,125,991	5,095,894
Retained earnings	11,386,759	11,601,288
Treasury stock	(9,157,868)	(9,134,962)
Accumulated other comprehensive loss	(11,504)	(26,570)

Total stockholders’ equity	7,356,671	7,548,958

Total liabilities and stockholders’ equity	$10,427,603	$11,006,318

*	Amounts as of January 25, 2009 are unaudited. Amounts as of October 26, 2008 are derived from the October 26, 2008 audited consolidated financial statements.

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	January 25,	January 27,
	2009	2008
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(132,934)	$262,376
Adjustments required to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	71,228	78,474
Loss on fixed asset retirements	3,447	11,211
Provision for bad debts	47,526	—
Restructuring and asset impairments	132,772	48,986
Deferred income taxes	(13,054)	3,417
Net recognized loss on investments	5,398	639
Pretax loss of equity-method investment	15,808	9,586
Equity-based compensation	33,608	38,722
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	368,648	34,926
Inventories	(144,075)	(73,937)
Other current assets	10,890	(22,579)
Other assets	1,311	(4,984)
Accounts payable and accrued expenses	(353,672)	(149,795)
Customer deposits and deferred revenue	(164,701)	54,336
Income taxes	(94,337)	94,248
Other liabilities	26,920	4,105

Cash provided by (used in) operating activities	(185,217)	389,731

Cash flows from investing activities:
Capital expenditures	(73,318)	(74,144)
Cash paid for acquisition, net of cash acquired	—	(19,084)
Proceeds from sales and maturities of investments	541,689	2,038,001
Purchases of investments	(227,348)	(1,654,754)

Cash provided by investing activities	241,023	290,019

Cash flows from financing activities:
Debt borrowings	510	343
Proceeds from common stock issuances	182	15,681
Common stock repurchases	(22,906)	(600,000)
Payment of dividends to stockholders	(79,762)	(83,068)

Cash used in financing activities	(101,976)	(667,044)

Effect of exchange rate changes on cash and cash equivalents	742	221

Increase (decrease) in cash and cash equivalents	(45,428)	12,927

Cash and cash equivalents — beginning of period	1,411,624	1,202,722

Cash and cash equivalents — end of period	$1,366,196	$1,215,649

Supplemental cash flow information:
Cash payments for income taxes	$12,064	$41,878
Cash payments for interest	$42	$45

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1	Basis of Presentation and Equity-Based Compensation

Basis of Presentation

In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 26, 2008 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 26, 2008 (2008 Form 10-K). Applied’s results of operations for the three months ended January 25, 2009 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (United States) requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Prior period amounts for customer deposits and deferred revenue have been reclassified to conform to current period presentation.

During the first quarter of fiscal 2009, Applied elected to implement Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” As a result of this implementation, Applied changed the measurement date for its defined and postretirement benefit plan assets and obligations from an interim date to Applied’s fiscal year end. Accordingly, Applied recorded a $2 million (after tax) adjustment to the fiscal 2009 beginning balance of retained earnings.

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

During the three months ended January 25, 2009 and January 27, 2008, Applied recognized equity-based compensation expense related to stock options, ESPP shares, restricted stock units and restricted stock of $34 million and $39 million, respectively. During the three months ended January 25, 2009 and January 27, 2008, Applied recognized income tax benefits related to equity-based compensation of $9 million and $11 million, respectively. The equity-based compensation expense related to restricted stock units and restricted stock for the three months ended January 25, 2009 and January 27, 2008 was $32 million and $33 million, respectively. The estimated fair value of Applied’s equity-based awards, less expected forfeitures, is amortized over the awards’ service periods on a straight-line basis.

Stock Options

The exercise price of each stock option equals the fair market value of Applied common stock on the date of grant. Most options are scheduled to vest over four years and expire no later than seven years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

and are fully transferable. Applied’s stock options have characteristics significantly different from those of publicly traded options.

There were no stock options granted in the three months ended January 25, 2009 and January 27, 2008.

Employee Stock Purchase Plans

Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair value of Applied stock at the beginning of the applicable offering period or at the end of each applicable purchase period. No shares were issued under the ESPP during the three months ended January 25, 2009 and January 27, 2008. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

Restricted Stock Units and Restricted Stock

Restricted stock units are converted into shares of Applied common stock upon vesting on a one-for-one basis. Restricted stock units typically vest over three to four years. Vesting of restricted stock units usually is subject to the grantee’s continued service with Applied. The compensation expense related to these awards is determined using the fair market value of Applied common stock on the date of the grant, and the compensation expense is recognized over the vesting period. There were 214,000 and 1,739,000 restricted stock units granted in the three months ended January 25, 2009 and January 27, 2008, respectively.

Beginning in fiscal 2007, Applied initiated a performance-based equity award program for named executive officers and other key employees. These awards vest only if specific performance goals set by the Human Resources and Compensation Committee of Applied’s Board of Directors (the Committee) are achieved and if the grantee remains employed by Applied through the applicable vesting date. The performance goals require the achievement of targeted relative annual operating profit margin levels as compared to Applied’s peer companies in at least one of the four fiscal years beginning with the fiscal year of the grant. There were no performance-based awards granted in the three months ended January 25, 2009. The Committee approved the award of 1,300,000 performance-based restricted stock units under this program in the three months ended January 27, 2008. The Committee also approved the award of 100,000 shares of performance-based restricted stock in the three months ended January 27, 2008 to Applied’s President and Chief Executive Officer at a purchase price of $0.01 per share. The fair value of the performance-based restricted stock units and restricted stock is estimated using the fair market value of Applied common stock on the date of the grant and assumes that the performance goals will be achieved. If achieved, the award vests over a specified remaining service period. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the service period and is reduced for estimated forfeitures. As of January 25, 2009, 70% of the performance goals associated with the fiscal 2008 awards were achieved. The performance goals associated with the remaining 30% may still be achieved during the next three fiscal years.

Note 2	Earnings (Loss) Per Share

Basic earnings (loss) per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, restricted stock units, and ESPP shares) outstanding during the period. For purposes of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of Applied common stock for the period, as the effect would be anti-dilutive. Accordingly, options to purchase 52,548,000 shares of common stock were excluded from the computation for the three months ended January 27, 2008. Potential common shares have not been included in the calculation of diluted net loss per share, as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for the three months ended January 25, 2009 are the same.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 3	Financial Instruments and Fair Value

Investments

On October 27, 2008, Applied adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), with respect to financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements for fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, which may be used to measure fair value:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities

•	Level 2 — Observable inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Applied’s investments are comprised primarily of debt securities that are classified as available-for-sale and recorded at their fair values. In determining the fair value of investments, Applied uses pricing information from pricing services that value securities based on quoted market prices and models that utilize observable market inputs. In the event a fair value estimate is unavailable from a pricing service, Applied generally obtains non-binding price quotes from brokers. Applied then reviews the information provided by the pricing services or brokers to determine the fair value of its short and long-term investments. In addition, to validate pricing information obtained from pricing services, Applied periodically performs supplemental analysis on a sample of securities. Applied reviews any significant unanticipated differences identified through this analysis to determine the appropriate fair value.

In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of January 25, 2009, a substantial majority of Applied’s available-for-sale, short and long-term investments were recognized at fair value that was determined based upon observable inputs.

Unrealized gains and temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive income (loss), net of any related tax effect. Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss) to results of operations.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

In accordance with SFAS 157, the following table represents the fair value hierarchy for Applied’s financial assets and liabilities (excluding cash balances) measured at fair value as of January 25, 2009:

	Level 1	Level 2		Level 3	Total
	(In thousands)

Money market funds	$1,060,920	$		$—	$1,060,920
Bank certificate of deposit	—		342	—	342
U.S. Treasury and agency securities	202,015		429,828	—	631,843
U.S. commercial paper, corporate bonds and medium-term notes	—		321,841	—	321,841
Asset and mortgage-backed securities	—		157,025	1,935	158,960
Municipal obligations	—		550,526	—	550,526
Auction rate securities	—		—	1,072	1,072
Publicly traded equity securities	7,867		—	—	7,867
Foreign exchange derivative assets	—		1,973	—	1,973
Foreign exchange derivative liabilities	—		(4,745)	—	(4,745)

At January 25, 2009, the fair value of Level 3 assets was $3 million, representing approximately 0.1% of the total fair value of Applied’s investment portfolio. Level 3 assets included one student loan auction-rate security of $1 million and asset and mortgage-backed securities totaling $2 million, which values were based on non-binding broker-provided price quotes and may not have been corroborated by observable market data.

At January 25, 2009, Applied had a gross unrealized loss of $38 million associated with investments due to a decrease in the fair value of certain fixed-rate debt and equity securities as a result of the continuing turmoil in the global financial markets. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and Applied’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Generally, the contractual terms of the investments do not permit settlement at prices less than the amortized cost of the investments. Applied has determined that the gross unrealized losses on its investments at January 25, 2009 are temporary in nature as it has the ability and intent to hold the investments for a period of time that will be sufficient for an anticipated recovery in fair value. During the three months ended January 25, 2009, Applied recorded an immaterial amount of impairment charges on its investment portfolio.

Applied manages its cash equivalents and investments as a single portfolio of highly marketable securities that is intended to be available to meet Applied’s current cash requirements. For the three months ended January 25, 2009, gross realized gains on sales of investments were $3.3 million and gross realized losses were $5.8 million. For the three months ended January 27, 2008, gross realized gains on sales of investments were $1.4 million and gross realized losses were $3.4 million.

Note 4	Accounts Receivable, Net

Applied has agreements with various financial institutions to sell accounts receivable from selected customers. Applied also discounts letters of credit through various financial institutions. Under these agreements, Applied sold accounts receivable and discounted letters of credit in the amounts of $17 million and $19 million for the three months ended January 25, 2009 and January 27, 2008, respectively. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Accounts receivable are presented net of allowance for doubtful accounts of $52 million at January 25, 2009 and $5 million at October 26, 2008.

Applied sells principally to manufacturers within the semiconductor, display and solar industries. As a result of extremely challenging economic and industry conditions, certain of these manufacturers may experience difficulties in meeting their obligations in a timely manner. While Applied believes that its allowance for doubtful accounts is adequate and represents Applied’s best estimate at January 25, 2009, Applied will continue to closely monitor customer liquidity and other economic conditions, which may result in changes to Applied’s estimates regarding collectability.

Note 5	Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. Components of inventories were as follows:

	January 25,	October 26,
	2009	2008
	(In thousands)

Customer service spares	$583,801	$526,825
Raw materials	414,278	381,457
Work-in-process	685,704	665,123
Finished goods	447,309	413,612

	$2,131,092	$1,987,017

Included in finished goods inventory is $121 million at January 25, 2009, and $165 million at October 26, 2008, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria, as set forth in Note 1 of Notes to Consolidated Financial Statements in Applied’s 2008 Form 10-K.

Applied adjusts inventory carrying value for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Applied fully reserves for inventories and noncancelable purchase orders for inventory deemed obsolete. Applied performs periodic reviews of inventory items to identify excess inventories on hand by comparing on-hand balances to anticipated usage using recent historical activity as well as anticipated or forecasted demand. If estimates of customer demand diminish further or market conditions become less favorable than those projected by Applied, additional inventory adjustments may be required.

Note 6	Goodwill, Purchased Technology and Other Intangible Assets

Details of unamortized intangible assets were as follows:

	January 25, 2009			October 26, 2008
		Other			Other
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
	(In thousands)

Gross carrying amount	$1,217,610	$17,860	$1,235,470	$1,220,543	$17,860	$1,238,403
Accumulated amortization	(45,870)	—	(45,870)	(45,870)	—	(45,870)

	$1,171,740	$17,860	$1,189,600	$1,174,673	$17,860	$1,192,533

Goodwill and unamortized intangible assets are not amortized but are subject to annual reviews for impairment, which Applied performs during the fourth quarter of each fiscal year. Applied conducted these impairment tests in the fourth quarter of fiscal 2008, and the results of these tests indicated that Applied’s goodwill and

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

unamortized intangible assets were not impaired. Goodwill and unamortized intangible assets are also subject to review for impairment when circumstances or events occur during the year that indicate that the assets may be impaired. From October 26, 2008 to January 25, 2009, the change in goodwill was $3 million, due to an adjustment in the purchase price relating to tax net operating loss carryforwards associated with previous acquisitions. Other intangible assets that are not subject to amortization consist primarily of a trade name. As of January 25, 2009, unamortized intangible assets by reportable segment were: Energy and Environmental Solutions, $654 million; Silicon, $224 million; Applied Global Services, $196 million; and Display, $116 million.

Details of amortized intangible assets were as follows:

	January 25, 2009			October 26, 2008
		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total
	(In thousands)

Gross carrying amount	$548,193	$329,879	$878,072	$548,029	$329,629	$877,658
Accumulated amortization	(376,552)	(152,400)	(528,952)	(369,183)	(137,906)	(507,089)

	$171,641	$177,479	$349,120	$178,846	$191,723	$370,569

Purchased technology and other intangible assets are amortized over their estimated useful lives of 1 to 15 years using the straight-line method. Aggregate amortization expense was $22 million and $25 million for the three months ended January 25, 2009 and January 27, 2008, respectively. As of January 25, 2009, future estimated amortization expense is expected to be $65 million for the remainder of fiscal 2009, $64 million for fiscal 2010, $50 million for fiscal 2011, $47 million for fiscal 2012, $43 million for fiscal 2013, and $80 million thereafter. As of January 25, 2009, amortized intangible assets by reportable segment were: Energy and Environmental Solutions, $260 million; Applied Global Services, $47 million; Display, $39 million; and Silicon, $3 million.

Note 7	Accounts Payable, Accrued Expenses, Guarantees and Contingencies

Accounts Payable and Accrued Expenses

Components of accounts payable and accrued expenses were as follows:

	January 25,	October 26,
	2009	2008
	(In thousands)

Accounts payable	$447,712	$588,255
Compensation and employee benefits	218,214	370,409
Warranty	143,723	142,846
Restructuring reserve	134,476	20,447
Other accrued taxes	87,498	121,620
Dividends payable	79,761	79,846
Other	215,419	221,932

	$1,326,803	$1,545,355

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Changes in the warranty reserves during the three months ended January 25, 2009 and January 27, 2008 were as follows:

	Three Months Ended
	January 25,	January 27,
	2009	2008
	(In thousands)

Beginning balance	$142,846	$184,271
Provisions for warranty	23,546	29,412
Consumption of reserves	(22,669)	(46,065)

Ending balance	$143,723	$167,618

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

Guarantees

During the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 25, 2009, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was $128 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Applied also has agreements with various global banks to facilitate subsidiary banking operations world-wide, including overdraft arrangements, bank guarantees and letters of credit. As of January 25, 2009, Applied Materials, Inc. has provided parent guarantees to banks for approximately $170 million to cover these arrangements.

Legal matters

Jusung

On December 24, 2003, Applied filed a lawsuit against Jusung Engineering Co., Ltd. (Jusung Engineering) and Jusung Pacific Co., Ltd. (Jusung Pacific, referred to together with Jusung Engineering as Jusung) in Tao-Yuan District Court in Taiwan, captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. The lawsuit alleges that Jusung is infringing an Applied patent related to chemical vapor deposition (CVD). In the lawsuit, Applied sought a provisional injunction prohibiting Jusung from importing, using, manufacturing, servicing or selling in Taiwan certain flat panel display manufacturing equipment. On January 14, 2004, the Tao-Yuan District Court issued a provisional injunction order against Jusung Pacific. Jusung Pacific’s appeal of the order was denied. Jusung Pacific requested permission to post a counterbond to have the injunction lifted, which was granted, and on March 30, 2004, the provisional injunction order was lifted. At Applied’s request, on December 11, 2004, the District Court issued a provisional injunction order against Jusung Engineering. Jusung Engineering’s appeal of the order was denied. Jusung Engineering requested permission to post a counterbond to have the injunction lifted, which was granted, and on April 25, 2005, the provisional injunction order against Jusung Engineering was lifted. On June 30, 2004, Applied filed a “main action” patent infringement complaint against Jusung in the Hsinchu District Court in Taiwan, captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. In the lawsuit, Applied seeks damages and a permanent injunction for infringement of the same CVD patent. The decisions regarding the provisional injunction and counterbond have no effect on the main action patent infringement lawsuit filed by Applied. In

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

August 2006, the Hsinchu Court set the litigation fee and the litigation security payment, and the main action is now proceeding on its merits. This same patent is also the subject of an invalidity proceeding filed in the Taiwanese Intellectual Property Office (TIPO) by Jusung Pacific in June 2004. In July 2007, the TIPO allowed Applied to amend its patent and dismissed Jusung Pacific’s invalidation action. Jusung Pacific’s initial appeal was denied and it has filed a further appeal to the Taipei High Administrative Court. Applied believes that it has meritorious claims and defenses that it intends to pursue vigorously.

On April 10, 2004, the Taiwan Fair Trade Commission (TFTC) notified Applied’s subsidiary, AKT America, Inc. (AKT America), that, following a complaint filed by Jusung, the TFTC had begun an investigation into whether AKT America had violated the Taiwan Fair Trade Act, and specifically the Taiwan Guidelines for the Review of Cases Involving Enterprises Issuing Warning Letters for Infringement on Copyright, Trademark and Patent Rights, by allegedly notifying customers about AKT America patent rights and the infringement of those rights by Jusung. On June 15, 2004, the TFTC notified Applied that Applied also was the subject of the investigation. The TFTC subsequently held that there was insufficient evidence to support a claim against either Applied or AKT America. Jusung appealed the TFTC’s decision, and the appeals court affirmed the decision of the TFTC. Jusung appealed the appeals court’s affirmation of the decision of the TFTC, and in January 2007, the Taipei High Administrative Court dismissed Jusung’s appeal. In February 2007, Jusung appealed the dismissal to the Supreme Administrative Court of Taiwan. Applied believes that Jusung’s complaint is without merit.

On June 13, 2006, Applied filed an action in the TIPO challenging the validity of a patent owned by Jusung Engineering related to severability of the transfer chamber on a CVD tool. On June 20, 2006, Jusung Engineering filed a lawsuit against Applied and AKT America in Hsinchu District Court in Taiwan, captioned Jusung Engineering, Co. Ltd. v. AKT America, Inc., alleging infringement of the same patent and seeking damages. On December 25, 2008, the TIPO granted Applied’s request for invalidation and issued a decision revoking Jusung Engineering’s patent. Applied filed a motion to dismiss or stay Jusung Engineering’s lawsuit, which is pending. Applied believes that it has meritorious claims and defenses that it intends to pursue vigorously.

On January 31, 2007, Applied received notice that Jusung Engineering filed a complaint of private prosecution in the Taipei District Court of Taiwan dated November 10, 2006, entitled Jusung Engineering Co., Ltd. v. M. Splinter, Y. Lin, C. Lai and J. Lin. The complaint alleges that Applied’s outside counsel received from the Court and used a copy of an expert report that Jusung had filed in the ongoing patent infringement lawsuits and that Jusung had intended to remain confidential. The complaint names as defendants Applied’s outside counsel in Taiwan, as well as Michael R. Splinter, Applied’s President and Chief Executive Officer, as the statutory representative of Applied. On April 27, 2007, the Taipei District Court dismissed the private prosecution complaint. Jusung Engineering filed an appeal of the dismissal to the Taiwan High Court. The Taiwan High Court affirmed the District Court’s rejection of the private prosecution complaint on June 25, 2007. After the dismissal of the private prosecution complaint, the matter was transferred to the Taipei District Attorney’s Office. The Taipei District Attorney’s Office has issued three successive rulings not to prosecute, each of which Jusung Engineering has appealed to the Taiwan High Court District Attorney. In response to each appeal, the Taiwan High Court District Attorney has returned the matter to the Taipei District Attorney’s Office for further consideration. Applied believes that it has meritorious defenses that it intends to pursue vigorously if the matter is pursued.

On April 3, 2007, Jusung Engineering filed a complaint against AKT America and one of its suppliers in Seoul Central District Court in Seoul, Korea, captioned Jusung Engineering, Co. Ltd. v. AKT America, Inc. The complaint alleges infringement of a Jusung patent involving the showerhead assembly of plasma enhanced chemical vapor deposition (PECVD) equipment for liquid crystal displays (LCDs) and seeks injunctive relief. On June 9, 2007, AKT America and its supplier filed a patent invalidation action with the Korean Intellectual Property Office (KIPO). On November 30, 2007, the KIPO ruled that the Jusung patent was invalid, and Jusung Engineering filed an appeal of the KIPO’s ruling, to the Patent Court. Jusung’s appeal of the KIPO decision invalidating the Jusung patent has been dismissed and Jusung’s appeal to the Supreme Court is pending. On April 3, 2008, the Seoul Central District Court dismissed Jusung Engineering’s complaint for infringement and Jusung Engineering has appealed this

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

decision. Also on November 30, 2007, the KIPO issued an order dismissing a related confirmation-of-scope action filed by Jusung Engineering which Jusung appealed, and on December 4, 2008, the Patent Court remanded this action back to the KIPO for further consideration. Applied believes that it has meritorious defenses that it intends to pursue vigorously.

On August 13, 2007, Applied filed a complaint against Jusung Engineering in the Seoul Central District Court in Seoul, Korea, captioned Applied Materials, Inc. v. Jusung Engineering Co., Ltd. The complaint alleges infringement of an Applied patent involving a substrate support or housing for a substrate supporting pin used in PECVD equipment for LCDs and seeks both monetary damages and injunctive relief. The District Court dismissed Applied’s complaint due to lack of evidence and Applied has appealed this decision. On October 29, 2007, Jusung filed an action with the KIPO seeking to invalidate Applied’s substrate patent. On September 30, 2008, the KIPO invalidated Applied’s substrate patent and Applied has appealed this decision. Applied initiated a confirmation of scope action with the KIPO based on the same patent, which the KIPO dismissed on January 30, 2008. Applied has appealed this decision to the Patent Court. Applied believes that it has meritorious claims in this action that it intends to pursue vigorously.

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

Although the outcome of the above-described matters cannot be predicted with certainty, Applied does not believe that any of these proceedings or other claims will have a material adverse effect on its consolidated financial condition or results of operations.

Note 8	Restructuring and Asset Impairments

On November 12, 2008, Applied announced a restructuring program to reduce its global workforce by approximately 1,800 positions. In the first quarter of fiscal 2009, Applied recorded restructuring charges of $133 million associated with this program. The restructuring charges consisted of employee termination costs to reduce the Company’s workforce through a combination of attrition, voluntary separation and other workforce reduction programs.

Changes in restructuring reserves related to severance under this program for the three months ended January 25, 2009 were as follows:

(In thousands)

Provision for restructuring reserves	$132,658
Consumption of reserves	(12,393)

Balance, January 25, 2009	$120,265

On January 15, 2008, Applied announced a global cost reduction plan that primarily affected its Silicon and Applied Global Services segments and related support organizations. As part of this plan, Applied made reductions to its global workforce through a combination of job elimination and attrition. In the first quarter of fiscal 2008, Applied recorded restructuring charges of $38 million, consisting primarily of employee termination costs. The affected employees were based in North America, Europe and Asia, and represented multiple functions.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Changes in restructuring reserves related to severance under this plan for the three months ended January 25, 2009 were as follows:

(In thousands)

Balance, October 26, 2008	$4,351
Consumption of reserves	(1,661)

Balance, January 25, 2009	$2,690

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

Changes in restructuring reserves related to the Implant Plan for the three months ended January 25, 2009 were as follows:

	Severance	Facilities	Total
	(In thousands)

Balance, October 26, 2008	$1,351	$8,303	$9,654
Provision for restructuring reserves	—	114	114
Consumption of reserves	(1,169)	(704)	(1,873)
Foreign currency changes	(182)	(1,123)	(1,305)

Balance, January 25, 2009	$—	$6,590	$6,590

Changes in restructuring reserves for the three months ended January 25, 2009, for facilities realignment programs initiated in prior periods, were as follows:

(In thousands)

Balance, October 26, 2008	$6,442
Consumption of reserves	(1,511)

Balance, January 25, 2009	$4,931

Note 9	Stockholders’ Equity

Comprehensive Income

Components of comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	Three Months Ended
	January 25,	January 27,
	2009	2008
	(In thousands)

Net income (loss)	$(132,934)	$262,376
Pension liability adjustment	112	—
Change in unrealized net loss on investments	16,474	1,607
Change in unrealized net gain on derivative instruments qualifying as cash flow hedges	(210)	1,918
Foreign currency translation adjustments	(1,310)	2,386

Comprehensive income (loss)	$(117,868)	$268,287

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Components of accumulated other comprehensive loss, on an after-tax basis where applicable, were as follows:

	January 25,	October 26,
	2009	2008
	(In thousands)

Pension liability	$(19,560)	$(19,672)
Retiree medical benefits	734	734
Unrealized gain (loss) on investments net	(8,510)	(24,984)
Unrealized gain (loss) on derivative instruments qualifying as cash flow hedges	7,829	8,039
Cumulative translation adjustments	8,003	9,313

	$(11,504)	$(26,570)

Stock Repurchase Program

On September 15, 2006, Applied’s Board of Directors approved a stock repurchase program for up to $5.0 billion in repurchases over the next three years ending in September 2009, of which authorization for $2.3 billion of repurchases remained as of January 25, 2009. Under this authorization, Applied implemented a systematic stock repurchase program and may also make supplemental stock repurchases from time to time, depending on market conditions, stock price and other factors.

From March 1996 to November 2008, Applied repurchased shares of its common stock in the open market. In November 2008, Applied announced that it had temporarily suspended stock repurchases.

During the three months ended January 25, 2009 and January 27, 2008, respectively, Applied repurchased 1,942,000 shares of its common stock at an average price of $11.80 per share for a total cash outlay of $23 million, and 33,629,000 shares of its common stock at an average price of $17.84 per share for a total cash outlay of $600 million.

Dividends

In December 2008, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.06 per share that will be paid on March 5, 2009 to stockholders of record as of February 12, 2009. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interest of Applied’s stockholders.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 10	Employee Benefit Plans

Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries, and a plan that provides certain medical and vision benefits to eligible retirees. A summary of the components of net periodic benefit costs of these defined and postretirement benefit plans for the three months ended January 25, 2009 and January 27, 2008 is presented below:

	Three Months Ended
	January 25,	January 27,
	2009	2008
	(In thousands)

Service cost	$3,290	$3,840
Interest cost	3,007	3,361
Expected return on plan assets	(1,863)	(2,211)
Amortization of actuarial loss	174	151
Amortization of prior service (credit) costs	(70)	62
Amortization of transition obligation	19	20

Net periodic pension cost	$4,557	$5,223

Note 11	Borrowing Facilities

Applied has credit facilities for unsecured borrowings in various currencies of up to $1.2 billion, of which $1.0 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to expire in January 2012. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at January 25, 2009. No amounts were outstanding under this agreement at January 25, 2009. Of the remaining credit facilities, $170 million are with Japanese banks at rates indexed to their prime reference rate denominated in Japanese yen. No amounts were outstanding under these credit facilities at January 25, 2009.

Note 12	Income Taxes

Applied’s effective income tax rate for the first quarter of fiscal 2009 was a benefit of 34.4 percent, and the income tax rate for the first quarter of fiscal 2008 was a provision of 32.6 percent. Both periods included the impact of restructuring charges. Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, and the tax rate on equity compensation. Management carefully monitors these factors and timely adjusts the interim income tax rate accordingly.

A number of Applied’s tax returns remain subject to examination by taxing authorities. These include U.S. federal returns for 2005 and later years, tax returns for certain states for 2002 and later years, and tax returns in certain jurisdictions outside of the U.S. for 2003 and later years.

Note 13	Industry Segment Operations

Applied’s four reportable segments are: Silicon, Applied Global Services, Display, and Energy and Environmental Solutions. Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Segment information is presented based upon Applied’s management organization structure as of January 25, 2009 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the Company’s reportable segments.

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

Applied derives the segment results directly from its internal management reporting system. The accounting policies Applied uses to derive reportable segment results are substantially the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics including orders, net sales and operating income. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. Applied does not allocate to its reportable segments certain operating expenses that it manages separately at the corporate level, which include costs related to equity-based compensation and certain components of variable compensation, the global sales organization, corporate functions (certain management, finance, legal, human resources, marketing, and research, development and engineering), and unabsorbed information technology and occupancy. In addition, Applied does not allocate to its reportable segments restructuring and asset impairment charges and any associated adjustments related to restructuring actions. Segment operating income excludes interest income/expense and other financial charges and income taxes according to how a particular reportable segment’s management is measured. Management does not consider the unallocated costs in measuring the performance of the reportable segments.

The Silicon segment includes semiconductor capital equipment for etch, rapid thermal processing, deposition, chemical mechanical planarization, and metrology and inspection.

The Applied Global Services segment includes technically differentiated products and services to improve operating efficiency, reduce operating costs and lessen the environmental impact of semiconductor, display and solar customers’ factories. Applied Global Services’ products consist of spares, services, certain earlier generation products, and remanufactured equipment. Customer demand for these products and services is fulfilled through a global distribution system with trained service engineers located in close proximity to customer sites.

The Display segment encompasses products for manufacturing LCDs for TVs, personal computers and other video-enabled devices. The Display segment also includes the design and manufacture of differentiated stand-alone equipment for the Applied SunFabtm Thin Film Line.

The Energy and Environmental Solutions segment includes products for fabricating solar photovoltaic cells and modules, high throughput roll-to-roll coating systems for flexible electronics and web products, and systems used in the manufacture of energy-efficient glass.

Net sales and operating income (loss) for each reportable segment for the three months ended January 25, 2009 and January 27, 2008 were as follows:

		Operating
	Net Sales	Income (loss)
	(In thousands)

2009:
Silicon	$546,011	$33,784
Applied Global Services	345,094	25,610
Display	149,009	25,702
Energy and Environmental Solutions	293,282	(65,385)

Total Segment	$1,333,396	$19,711

2008:
Silicon	$1,237,329	$444,993
Applied Global Services	594,842	148,500
Display	133,112	34,268
Energy and Environmental Solutions	122,114	(48,053)

Total Segment	$2,087,397	$579,708

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Reconciliations of total segment operating income to Applied’s consolidated operating income (loss) for the three months ended January 25, 2009 and January 27, 2008 were as follows:

	Three Months Ended
	January 25,	January 27,
	2009	2008
	(In thousands)

Total segment operating income	$19,711	$579,708
Corporate and unallocated costs	(83,031)	(157,839)
Restructuring and asset impairment charges	(132,772)	(48,986)

Income (loss) from operations	$(196,092)	$372,883

Note 14	Recently Issued and Adopted Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The new disclosures are required to be included in financial statements for fiscal years ending after December 15, 2009. Applied is evaluating the impact of the implementation of FSP 132(R)-1 on its consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 will be effective for Applied beginning in the second quarter of fiscal 2009 and early adoption is prohibited. Applied is evaluating the potential impact of the implementation of FSP 142-3 on its financial position and results of operations.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 will be effective for Applied beginning in the second quarter of fiscal 2009, with early adoption permitted. Applied is evaluating the potential impact of the implementation of SFAS 161 on its financial position and results of operations.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” (SFAS 141(R)). The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) will be effective for Applied in fiscal 2010, with early adoption prohibited. Applied is evaluating the potential impact of the implementation of SFAS 141(R) on its financial position and results of operations.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (SFAS 159), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS 159 became effective for Applied beginning with its 2009 fiscal year. Applied has not elected the fair value measurement option for its financial assets or liabilities that are not currently required to be measured at fair value.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) as well as FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date for Applied of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of Applied’s first quarter of fiscal 2010. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for Applied beginning in the first quarter of fiscal 2009. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active, and provides guidance on the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Applied adopted the effective portions of SFAS 157 beginning in the first quarter of fiscal 2009. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on Applied’s financial position or results of operations. See Note 3 for information and related disclosures regarding Applied’s fair value measurements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements in this Quarterly Report on Form 10-Q and those made by the management of Applied, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Applied’s future financial results, operating results, cash flows and cash deployment strategies, declaration of dividends, share repurchases, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, research and development, acquisitions and joint ventures, growth opportunities, customers, working capital, liquidity, investments and legal proceedings, as well as industry trends and outlooks. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part II, Item 1A, “Risk Factors,” below and elsewhere in this report. Other risks and uncertainties may be disclosed in Applied’s prior Securities and Exchange Commission (SEC) filings. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Applied undertakes no obligation to revise or update any forward-looking statements.

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

Applied’s results are driven primarily by worldwide demand for semiconductors, which in turn depends on end-user demand for electronic products. Each of Applied’s businesses is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for chips, LCDs, solar PVs and other electronic devices, as well as other factors, such as global economic and market conditions, and technological advances in fabrication processes.

Applied incurred a net loss for the first quarter of fiscal 2009 and expects an unusually challenging environment for the remainder of fiscal 2009. The turmoil in the financial markets and weakening global economy are compounding the impact of the highly cyclical markets in which Applied operates. Negative trends in consumer spending and pervasive economic uncertainty have led some customers to significantly reduce factory operations and to reassess their projected spending plans. Due to poor economic conditions and difficulties in obtaining financing during the global credit crisis, customers may continue to reduce demand, which in turn will affect Applied’s future operating results. In this uncertain macroeconomic and industry climate, the ability to forecast customer demand and Applied’s future performance is extremely limited. Applied currently expects that orders and revenue will be down overall in fiscal 2009.

The following table presents certain significant measurements for the three months ended January 25, 2009 and January 27, 2008:

	Three Months Ended
	January 25,	January 27,
	2009	2008	Change
	(In millions, except per share amounts and percentages)

New orders	$903	$2,500	(64)%
Net sales	$1,333	$2,087	(36)%
Gross margin	$392	$935	(58)%
Gross margin percent	29.4%	44.8%	(15 points )
Net income (loss)	$(133)	$262	(151)%
Earnings (loss) per share	$(0.10)	$0.19	(153%)

Financial results for the first quarter of fiscal 2009 reflected significantly reduced demand for manufacturing equipment and services due to unfavorable global economic and industry conditions, and also included restructuring charges of $133 million associated with the cost reduction program announced on November 12, 2008. Total orders decreased significantly from the first quarter of fiscal 2008, primarily due to deteriorating demand for semiconductor and display products and services. Net sales decreased during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008, due primarily to a decrease in demand from semiconductor equipment and spares customers, partially offset by increased sales of solar manufacturing products. The net loss for the first quarter of fiscal 2009 reflected lower net sales and included the restructuring charges noted above.

Results of Operations

Applied received new orders of $903 million for the first quarter of fiscal 2009, down 64 percent from the first quarter of fiscal 2008. The decrease in new orders for the first quarter of fiscal 2009 was primarily attributable to a decline in demand for products and services from memory and foundry customers. In addition, demand for LCD equipment decreased substantially in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 due to display manufacturers’ lower factory utilization.

New orders by geographic region (determined by the location of customers’ facilities) for the three months ended January 25, 2009 and January 27, 2008 were as follows:

	Three Months Ended
	January 25,		January 27,
	2009		2008
	($)	(%)	($)	(%)
	(Dollars in millions)

Europe	346	39	278	11
North America*	237	26	506	20
Japan	154	17	292	12
Southeast Asia and China	81	9	267	11
Korea	66	7	362	14
Taiwan	19	2	795	32

Total	903	100	2,500	100

*	Primarily the United States.

Applied’s backlog for the most recent three fiscal quarters was as follows: $4.1 billion at January 25, 2009, $4.8 billion at October 26, 2008, and $4.7 billion at July 27, 2008. Backlog decreased 16 percent for the first quarter of 2009 compared to the fourth quarter of fiscal 2008 primarily due to financial debookings. Financial debookings resulting from order push-outs beyond Applied’s 12 month recognition window totaled $278 million for the first quarter of 2009. Backlog consists of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; (2) contractual service revenue and maintenance fees to be earned within the next 12 months; and (3) orders for SunFab production lines that are anticipated to be recognized as revenue within the next 12 months. Due to the potential for customer changes in delivery schedules or cancellation of orders, Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods.

Net sales of $1.3 billion for the first quarter of fiscal 2009 decreased 36 percent from the first quarter of fiscal 2008. Net sales for the first quarter of fiscal 2009 reflected lower sales to memory and foundry customers, partially offset by increased sales of crystalline silicon (c-Si) solar manufacturing products.

Net sales by geographic region (determined by the location of customers’ facilities) for the three months ended January 25, 2009 and January 27, 2008 were as follows:

	Three Months Ended
	January 25,		January 27,
	2009		2008
	($)	(%)	($)	(%)
	(Dollars in millions)

North America*	383	29	488	23
Japan	216	16	318	15
Southeast Asia and China	206	15	246	12
Europe	197	15	216	10
Korea	187	14	203	10
Taiwan	144	11	616	30

Total	1,333	100	2,087	100

*	Primarily the United States.

Gross margin percentage was 29.4 percent for the first quarter of fiscal 2009, down from 44.8 percent for the first quarter of fiscal 2008. The decrease in the gross margin percentage for the first quarter of fiscal 2009 was principally attributable to lower net sales and lower margin product mix, offset in part by cost control initiatives, including shutdowns, and a favorable adjustment of $8 million associated with fiscal 2008 variable compensation. Gross margin during the first quarters of fiscal 2009 and 2008 included $7 million and $6 million of equity-based compensation expense, respectively.

Operating expenses included expenses related to research, development and engineering (RD&E), marketing and selling (M&S), and general and administrative (G&A). Expenses related to RD&E, M&S and G&A were a total of $455 million for the first quarter of fiscal 2009 compared to $513 million for the first quarter of fiscal 2008. G&A expenses increased 22 percent to $141 million, principally due to a provision of $48 million for doubtful accounts receivable related to certain customers’ deteriorating financial condition. RD&E and M&S expenses decreased 21 percent to $314 million for the first quarter of fiscal 2009 due to cost control initiatives (including multi-week shutdowns) and a reduction in variable compensation that included a variable compensation adjustment of $30 million associated with fiscal 2008.

Operating expenses for the first quarter of fiscal 2009 included restructuring charges of $133 million associated with a program that was announced in November 2008. Operating expenses for the first quarter of fiscal 2008 included restructuring charges of $49 million. (See Note 8 of Notes to Consolidated Condensed Financial Statements.)

Net interest income was $9 million for the first quarter of fiscal 2009, down from $26 million for the first quarter of fiscal 2008. Lower net interest income during the first quarter of fiscal 2009 was primarily due to a reduction in short-term investments, a decrease in interest rates, and an increase in net realized losses.

Applied’s effective income tax rate for the first quarter of fiscal 2009 was a benefit of 34.4 percent and included the effect of restructuring charges. Applied’s effective income tax rate was a provision of 32.6 percent for the comparable quarter of fiscal 2008. Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, and the tax rate on equity compensation. Management carefully monitors these factors and timely adjusts the interim income tax rate accordingly.

Segment Information

Applied has financial results in four reportable segments: Silicon, Applied Global Services, Display, and Energy and Environmental Solutions. A description of the products and services, as well as financial data, for each reportable segment can be found in Note 13 of Notes to Consolidated Condensed Financial Statements. Applied does not allocate to its reportable segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include those for equity-based compensation and certain components of variable compensation, the global sales organization, corporate functions (certain management, finance, legal, human resources, marketing, and RD&E), and unabsorbed information technology and occupancy. In addition, Applied does not allocate to its reportable segments restructuring and asset impairment charges and any associated adjustments related to restructuring actions.

The results for each reportable segment are discussed below.

Silicon Segment

The Silicon segment includes semiconductor capital equipment for deposition, etch, rapid thermal processing, chemical mechanical planarization, and metrology and inspection. Development efforts are focused on solving customers’ key technical challenges, including transistor performance and nanoscale patterning, and on improving chip manufacturing productivity to reduce costs.

	Three Months Ended
	January 25,	January 27,
	2009	2008
	(In millions)

New orders	$246	$1,075
Net sales	$546	$1,237
Operating income	$34	$445

Silicon new orders decreased 77 percent to $246 million for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. The decline in orders was primarily from memory and foundry customers and reflected low demand for semiconductor equipment, other than advanced technologies.

Net sales decreased 56 percent to $546 million for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. The decrease in net sales was due to decreased investment by memory and foundry customers.

Operating income decreased 92 percent to $34 million for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. The decrease in operating income was due to a significantly lower revenue level resulting in lower factory absorption and an increase in bad debt expense, partially offset by lower operating expenses as a result of cost control initiatives, including headcount reductions, shutdown savings and lower controllable spending.

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

	Three Months Ended
	January 25,	January 27,
	2009	2008
	(In millions)

New orders	$310	$610
Net sales	$345	$595
Operating income	$26	$149

New orders decreased 49 percent to $310 million for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, due primarily to lower demand for spares and refurbished equipment, as customers reduced factory utilization to historically low levels.

Net sales decreased 42 percent to $345 million for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, reflecting lower sales primarily of spares and refurbished equipment.

Operating income decreased 83 percent to $26 million for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, reflecting lower revenue levels for spares and fab-wide services, higher manufacturing costs for refurbished equipment, and an increase in bad debt expense.

Display Segment

The Display segment encompasses products for manufacturing LCDs for TVs, personal computers and other video-enabled devices. The business is focused on expanding market share by differentiation with larger-scale substrates, entry into new markets, and development of products to enable cost reductions through productivity and uniformity.

	Three Months Ended
	January 25,	January 27,
	2009	2008
	(In millions)

New orders	$26	$555
Net sales	$149	$133
Operating income	$26	$34

New orders decreased 95 percent to $26 million for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. The decrease reflected the slowdown in the display industry as manufacturers cut production levels in response to weak end-use demand, following a period of strong equipment demand in fiscal 2008 when display manufacturers expanded capacity.

Net sales increased 12 percent to $149 million for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. The increase in net sales was attributable to the volume of orders received in fiscal 2008.

Operating income decreased 24 percent to $26 million for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, due to RD&E investment to develop new products.

Energy and Environmental Solutions Segment

The Energy and Environmental Solutions segment includes products for fabricating thin film and c-Si solar PVs, high throughput roll-to-roll coating systems for flexible electronics and web products, and systems used in the manufacture of energy-efficient glass. This business is focused on delivering solutions to generate and conserve energy, with an emphasis on lowering the cost to produce solar power by providing equipment to enhance manufacturing scale and efficiency.

	Three Months Ended
	January 25,	January 27,
	2009	2008
	(In millions)

New orders	$321	$260
Net sales	$293	$122
Operating loss	$65	$48

New orders increased 24 percent to $321 million for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, due to increased orders for SunFab tm and c-Si products. Net sales more than doubled to $293 million for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, reflecting an increase in revenue from c-Si and SunFab products. During the first quarter of fiscal 2009, Applied recognized revenue from the second and third SunFab Thin Film Lines.

The operating loss increased 35 percent to $65 million for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, attributable to product mix and RD&E expenses, offset in part by higher net sales.

Financial Condition, Liquidity and Capital Resources

During the three months ended January 25, 2009, cash, cash equivalents and investments decreased by $340 million, from $3.5 billion as of October 26, 2008.

Cash, cash equivalents and investments consisted of the following:

	January 25,	October 26,
	2009	2008
	(In millions)

Cash and cash equivalents	$1,366	$1,412
Short-term investments	551	689
Long-term investments	1,211	1,367

Total cash, cash equivalents and investments	$3,128	$3,468

Applied used $185 million of cash in operating activities for the three months ended January 25, 2009 primarily due to a decrease in accounts payable and accrued expenses, in addition to an increase in inventories. The net loss was offset by the effect of non-cash charges including restructuring and asset impairments, depreciation, amortization, provision for bad debts, and equity-based compensation. Applied sold accounts receivable and discounted certain letters of credit totaling $17 million for the three months ended January 25, 2009. Discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. For further details regarding discounting of letters of credit, see Note 4 of Notes to Consolidated Condensed Financial Statements. Days sales outstanding for the first quarter of fiscal 2009 increased to 87 days, compared to 75 days in the fourth quarter of fiscal 2008, primarily due to regional mix.

Applied generated $241 million of cash from investing activities during the three months ended January 25, 2009. Proceeds from sales and maturities of investments, net of purchases of investments, totaled $314 million. Capital expenditures were $73 million for the first quarter of fiscal 2009 and included investment in the implementation of a global business software system.

Applied used $102 million of cash for financing activities during the three months ended January 25, 2009, consisting primarily of $80 million in cash dividends paid to stockholders and $23 million in common stock repurchases. Since November 2008, Applied has temporarily suspended stock repurchases in order to maintain financial flexibility in light of uncertain global economic and market conditions.

In December 2008, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.06 per share that will be paid on March 5, 2009 to stockholders of record as of February 12, 2009. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.

Applied has credit facilities for unsecured borrowings in various currencies of up to $1.2 billion, of which $1.0 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to expire in January 2012. The agreement provides for borrowings at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at January 25, 2009. No amounts were outstanding under this agreement at January 25, 2009. Of the remaining credit facilities, $170 million are with Japanese banks at rates indexed to their prime reference rate denominated in Japanese yen. (See Note 11 of Notes to Consolidated Condensed Financial Statements.)

In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 25, 2009, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was $128 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Applied expects that changes in its business will affect its working capital components, primarily related to its Energy and Environmental Solutions segment, which includes products for manufacturing solar PVs. Applied has entered into contracts with multiple customers for its SunFab Thin Film Line, for projects of varying scale. Fulfillment of these contracts requires Applied to invest in inventory, particularly work in process, and Applied may obtain customer deposits that reduce the associated effect on other working capital components.

Applied’s investment portfolio consists principally of investment grade municipal bonds, money market mutual funds, U.S. Treasury and agency securities, corporate bonds, equity securities, and mortgage-backed and asset-backed securities. Applied regularly monitors the credit risk in its investment portfolio and takes appropriate measures, which may include the sale of certain securities, to manage such risks prudently in accordance with its investment policies. In the first quarter of fiscal 2009, as part of its regular investment review process, Applied recorded an insignificant impairment charge associated with its investment portfolio. At January 25, 2009, Applied had a gross unrealized loss of $38 million due to a decrease in the fair value of certain fixed-rate debt and equity securities as a result of the recent turmoil in the global financial markets. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and Applied’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Generally, the contractual terms of the investments do not permit settlement at prices less than the amortized cost of the investments. While Applied cannot predict future market conditions or market liquidity, Applied believes that its investment policies provide an appropriate means to manage the risks in its investment portfolio. The following types of financial instruments may present additional risks arising from liquidity and/or credit concerns: structured investment vehicles, auction rate securities, sub-prime and “Alt-A” mortgage-backed securities, and collateralized debt obligations. At January 25, 2009, Applied’s holdings in these categories of investments totaled $18 million, or 1% of total cash, cash equivalents and investments, which Applied does not consider to be material. In the event that these categories of investments become illiquid, Applied does not believe that this will materially affect its liquidity or results of operations.

During the three months ended January 25, 2009, Applied recorded bad debt expense of $48 million as a result of certain customers’ deteriorating financial condition during the quarter. While Applied believes that its allowance for doubtful accounts is adequate, at January 25, 2009, Applied will continue to closely monitor customer liquidity and other economic conditions.

Although cash requirements will fluctuate based on the timing and extent of factors such as those discussed above and in Part II, Item IA, “Risk Factors” below, Applied’s management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy Applied’s liquidity requirements for the next 12 months. For further details regarding Applied’s operating, investing and financing activities, see the Consolidated Condensed Statements of Cash Flows in this report.

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

A critical accounting policy is defined as one that is both material to the presentation of Applied’s consolidated financial statements and that requires management to make difficult, subjective or complex judgments that could have a material effect on Applied’s financial condition or results of operations. Specifically, these policies have the following attributes: (1) Applied is required to make assumptions about matters that are highly uncertain at the time of the estimate; and (2) different estimates Applied could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on Applied’s financial condition or results of operations.

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

Allowance for Doubtful Accounts

Applied maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. This allowance is based on historical experience, credit evaluations, specific customer collection history and any customer-specific issues Applied has identified. Changes in circumstances, such as an unexpected material adverse change in a major customer’s ability to meet its financial obligation to Applied or its payment trends, may require Applied to further adjust its estimates of the recoverability of amounts due to Applied, which could have a material adverse effect on Applied’s business, financial condition and results of operations.

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

Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $1.8 billion at January 25, 2009. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at January 25, 2009, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $31 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated condensed statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

Certain operations of Applied are conducted in foreign currencies. Applied enters into currency forward exchange and option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 24 months. Gains and losses on these contracts are generally recognized in income at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on currency forward exchange and option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses were not material for the three months ended January 25, 2009 and January 27, 2008.

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

As required by Rule 13a-15(d), Applied’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Applied’s internal control over financial reporting to determine whether any changes occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting. During the three months ended January 25, 2009, Applied completed the first phase of a multi-year, company-wide program to transform certain business processes, including the implementation of a new enterprise resource planning system. As part of this phase of the implementation, Applied migrated its legacy financial and supply chain management system to the new platform. Applied performed post-implementation reviews and determined that internal controls surrounding the system implementation process, key applications, and the financial close process were properly designed and were operating effectively to prevent material financial statement errors.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth above under the caption “Legal Matters” in Note 7 contained in Notes to Consolidated Condensed Financial Statements is incorporated herein by reference.

Item 1A.	Risk Factors

The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Item 1A of Applied’s 2008 Form 10-K.

The industries that Applied serves are volatile and difficult to predict.

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

To meet rapidly changing demand in each of the industries it serves, Applied must effectively manage its resources and production capacity for each of its segments and across multiple segments. The extremely challenging economic and industry conditions have adversely affected Applied’s customers and led to a significant decrease in demand for many of Applied’s products. During periods of decreasing demand for Applied’s products, Applied must be able to appropriately align its cost structure with prevailing market conditions; effectively manage its supply chain; and motivate and retain key employees. During periods of increasing demand, Applied must have sufficient manufacturing capacity and inventory to meet customer demand; effectively manage its supply chain; and attract, retain and motivate a sufficient number of qualified individuals. If Applied is not able to timely and appropriately adapt to changes in its business environment, Applied’s business, financial condition or results of operations may be materially and adversely affected.

Applied is exposed to risks associated with the ongoing financial crisis and weakening global economy.

The recent severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy are contributing to slowdowns in the industries in which Applied operates, which slowdowns are expected to worsen if these economic conditions are prolonged or deteriorate further. The markets for semiconductors and flat panel displays in particular depend largely on consumer spending. Economic uncertainty exacerbates negative trends in consumer spending and may cause certain Applied customers to push out, cancel, or refrain from placing orders for equipment or services, which may reduce net sales, reduce backlog, and affect Applied’s ability to convert backlog to sales. Difficulties in obtaining capital and deteriorating market conditions may also lead to the inability of some customers to obtain affordable financing and customer insolvencies, resulting in lower sales and/or additional inventory or bad debt expense for Applied. These conditions may also similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for Applied’s products. Further, these conditions and uncertainty about future economic conditions make it challenging for Applied to forecast its operating results, make business decisions, and identify the risks that may affect its business, sources and use of cash, financial condition and results of operations. In addition, Applied maintains an investment portfolio that is subject to general credit, liquidity, foreign exchange, market and interest rate risks and that also includes some exposure to asset-backed and mortgage-backed securities. The risks to Applied’s investment portfolio may be exacerbated by deteriorating financial market conditions and, as a result, the value and liquidity of the investment portfolio could be negatively impacted and lead to impairment. If Applied is not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, Applied’s business, financial condition or results of operations may be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes in the various industries in which it operates.

The global semiconductor, flat panel display, solar and related industries in which Applied operates are characterized by ongoing changes affecting some or all of these industries, including:

•	increasing capital requirements for building and operating new fabrication plants and the resulting effect on customers’ ability to raise the necessary capital;

•	the varying growth rates of the semiconductor, display and solar industries;

•	the increasing cost and complexity for customers to move from product design to volume manufacturing and the resulting impact on new technology adoption rates;

•	the importance of reducing the total cost of system ownership, due in part to the increasing significance of lower-cost consumer electronics as a driver for semiconductor and LCD demand;

•	fluctuating levels of business information technology spending;

•	the heightened importance to customers of system reliability and productivity and the effect on demand for systems as a result of their increasing productivity, device yield and reliability;

•	demand for shorter cycle times for the development, manufacture and installation of manufacturing equipment;

•	price and performance trends for semiconductor devices, LCDs and solar PVs, and the corresponding effect on demand for such products;

•	the increasing importance of spare parts availability to maximize system uptime;

•	the increasing role for and complexity of software; and

•	the increasing focus on energy usage, the environment and sustainability.

If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the semiconductor, flat panel display, solar and related industries, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes specific to the semiconductor industry.

The largest portion of Applied’s revenues historically has come from sales of manufacturing equipment to the global semiconductor industry, and this business historically has also been the most profitable. Changes in the semiconductor industry have lead to a decrease in the percentage of Applied’s revenue attributable to its semiconductor equipment business as a percentage of overall revenue, which in turn negatively impacts the Company’s net income. In addition, a majority of the revenues of Applied Global Services is from sales of service products to semiconductor manufacturers. In addition to the general industry changes described in the preceding risk factor, the semiconductor industry is characterized by ongoing changes particular to that industry, including:

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

An increasing portion of Applied’s business is in the emerging solar market, which, in addition to the general industry changes described above in the third risk factor, is characterized by ongoing changes particular to the solar industry, including:

•	changes in demand for solar PV products arising from, among other things, the cost and performance of solar PV technology compared to the cost of electricity from the existing grid or other energy sources;

•	the adequacy of or changes in government energy policies, including the availability and amount of government incentives for solar power such as tax incentives, renewable portfolio standards that require electricity providers to sell a targeted amount of energy from renewable sources, and goals for solar installations on government facilities;

•	the extent of investment or participation in solar by utilities or other companies that generate, transmit or distribute power to end users;

•	evolving industry standards;

•	levels of infrastructure investment for “smart grid” technologies to modernize and enhance the transmission, distribution and use of electricity, which, among other things, link distributed solar PV sources to population centers, increase transmission capability, and optimize power usage;

•	difficulties associated with establishing a standard form factor for thin film solar modules;

•	regulatory requirements and customers’ ability to timely satisfy these requirements;

•	a requirement of certification by third parties in certain circumstances;

•	customers’ and end-users’ access to affordable financial capital; and

•	the move to increasingly greater factory output and scalability of solar PVs.

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

As Applied operates in a highly competitive environment, its future success depends on many factors, including the effective commercialization and customer acceptance of its nanomanufacturing technology equipment, service and related products. In addition, Applied must successfully execute its growth strategy, including enhancing market share in existing markets, expanding into related markets, cultivating new markets and exceeding industry growth rates, while constantly improving its operational performance. The development, introduction and support of a broadening set of products in more varied competitive environments have grown increasingly complex and expensive over time. Furthermore, new or improved products may involve higher costs and reduced profits. Applied’s success is subject to many risks, including but not limited to its ability to timely, cost-effectively and successfully:

•	develop new products, improve and/or develop new applications for existing products, and adapt similar products for use by customers in different applications and/or markets with varying technical requirements;

•	appropriately price and achieve market acceptance of products;

•	differentiate its products from those of competitors and any disruptive technologies, meet performance specifications, and drive efficiencies and cost reductions;

•	maintain operating flexibility to enable different responses to different markets, customers and applications;

•	allocate resources, including people and R&D funding, among Applied’s products and between the development of new products and the enhancement of existing products, as most appropriate and effective for future growth;

•	accurately forecast demand, work with suppliers and meet production schedules for its products;

•	improve its manufacturing processes and achieve cost efficiencies across product offerings;

•	adapt to changes in value offered by companies in different parts of the supply chain;

•	qualify products for volume manufacturing with its customers;

•	implement changes in its design engineering methodology, including those that enable reduction of material costs and cycle time, greater commonality of platforms and types of parts used in different systems, greater effectiveness of product life cycle management, and reduced energy usage and environmental impact; and

•	accomplish the simultaneous start-up of multiple integrated thin film solar production lines.

If Applied does not successfully manage these challenges, its business, financial condition and results of operations could be materially and adversely affected.

Operating in multiple industries and the entry into new markets and industries entails additional challenges.

As part of its growth strategy, Applied must successfully expand into related or new markets and industries, either with its existing nanomanufacturing technology products or with new products developed internally or obtained through acquisitions. The entry into different markets involves additional challenges, including those arising from:

•	differing rates of profitability and growth among its multiple businesses;

•	Applied’s ability to anticipate demand, capitalize on opportunities, and avoid or minimize risks;

•	the complexity of managing multiple businesses with variations in production planning, execution, supply chain management and logistics;

•	the adoption of new business models, such as the supply of an integrated production line consisting of a suite of Applied and non-Applied equipment to manufacture solar PVs;

•	the need to develop adequate new business processes and systems;

•	Applied’s ability to rapidly expand its operations to meet increased demand and the associated effect on Applied’s working capital;

•	new materials, processes and technologies;

•	the need to attract, motivate and retain employees with skills and expertise in these new areas;

•	new and more diverse customers and suppliers, including some with limited operating histories, uncertain and/or limited funding, evolving business models and/or locations in regions where Applied does not have existing operations;

•	different customer service requirements;

•	new and/or different competitors with potentially more financial or other resources and industry experience;

•	entry into new industries and countries, with differing levels of government involvement, laws and regulations, and business and employment practices;

•	third parties’ intellectual property rights; and

•	the need to comply with, or work to establish, industry standards and practices.

If Applied does not successfully manage the risks resulting from its diversification and entry into new markets and industries, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to the risks of operating a global business.

In the first quarter of fiscal 2009, approximately 71 percent of Applied’s net sales were to customers in regions outside the United States. Certain of Applied’s R&D and/or manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in China. The global nature of Applied’s business and operations presents challenges, including but not limited to those arising from:

•	varying regional and geopolitical business conditions and demands;

•	changes in political and social attitudes, laws, rules, regulations and policies to favor domestic companies over non-domestic companies;

•	variations among, and changes in, local, regional, national or international laws and regulations (including tax and import and export restrictions), as well as the interpretation and application of such laws and regulations;

•	global trade issues, including those related to the interpretation and application of import and export licenses;

•	variations in protection of intellectual property and other legal rights;

•	positions taken by U.S. governmental agencies regarding possible national commercial and/or security issues posed by international business operations;

•	fluctuating raw material and energy costs;

•	variations in the ability to develop relationships with suppliers and other local businesses;

•	fluctuations in interest rates and currency exchange rates, including the relative position of the U.S. dollar;

•	the need to provide sufficient levels of technical support in different locations;

•	political instability, natural disasters (such as earthquakes, floods or storms), pandemics, terrorism or acts of war in locations where Applied has operations, suppliers or sales;

•	cultural differences;

•	customer- or government-supported efforts to promote the development and growth of local competitors;

•	shipping costs and/or delays;

•	uncertainties with respect to economic growth rates in various countries; and

•	uncertainties with respect to growth rates for the manufacture and sales of semiconductors, LCDs and solar cells in the developing economies of certain countries.

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

Applied’s semiconductor and flat panel display customer bases historically have been, and are becoming even more, highly concentrated. In addition, certain customers have entered into strategic alliances or industry consortia that have increased the influence of key industry participants in technology decisions made by their partners. In the solar area, while the number of solar PV manufacturing customers increases as the number of market entrants grows, the size of contracts with particular customers is expected to rise substantially as the industry moves to greater solar module factory output capacity, including capacity sufficient to annually generate electricity on a gigawatt scale. The ongoing adverse conditions in the credit and financial markets and industry slowdowns have caused, and may continue to cause, some customers to exit businesses, merge with other manufacturers or file for bankruptcy protection and potentially cease operations. In this environment, contracts or orders from a relatively limited number of semiconductor, display and solar manufacturers have accounted for, and are expected to continue to account for, a substantial portion of Applied’s business. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they delay or cancel orders, Applied may not be able to replace the business. As Applied’s products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant, non-recoverable costs. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to Applied. In addition, certain customers have undergone significant ownership and/or management changes, outsourced manufacturing activities, engaged in collaboration or cooperation arrangements with other customers, or consolidated with other customers, each of which may result in additional complexities in managing customer relationships and transactions, as well as cancelled or decreased orders and lower net sales. These factors could have a material adverse effect on Applied’s business, financial condition and results of operations.

Applied is exposed to risks associated with acquisitions and strategic investments.

Applied has made, and in the future intends to make, acquisitions of, and investments in, companies, technologies or products in existing, related or new markets for Applied. Acquisitions involve numerous risks, including but not limited to:

•	diversion of management’s attention from other operational matters;

•	inability to complete acquisitions as anticipated or at all;

•	inability to realize anticipated benefits;

•	failure to commercialize purchased technologies;

•	inability to capitalize on characteristics of new markets that may be significantly different from Applied’s existing markets and where competitors may have stronger market positions;

•	exposure to operational risks, rules and regulations to the extent such activities are located in countries where Applied has not historically conducted business;

•	challenges associated with managing larger, more diverse and more widespread operations;

•	inability to obtain and protect intellectual property rights in key technologies;

•	inadequacy or ineffectiveness of an acquired company’s internal controls;

•	impairment of acquired intangible assets as a result of technological advancements or worse-than-expected performance of the acquired company or its product offerings;

•	unknown, underestimated and/or undisclosed commitments or liabilities;

•	inappropriate scale of acquired entities’ critical resources or facilities for business needs; and

•	ineffective integration of operations, systems, technologies, products or employees of the acquired companies.

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

Applied’s business depends on its ability to supply equipment, services and related products that meet the rapidly changing technical and volume requirements of its customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers. Some key parts may be subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers located in countries other than the United States, including China. Further, the ongoing adverse conditions in the credit and financial markets and industry slowdowns have caused, and may continue to cause, some suppliers to exit businesses, merge with other companies, or file for bankruptcy protection and possibly cease operations, potentially affecting Applied’s ability to obtain parts. Applied may experience significant interruptions of its manufacturing operations, delays in its ability to deliver products or services, increased costs or customer order cancellations as a result of:

•	the failure or inability of suppliers to timely deliver quality parts;

•	volatility in the availability and cost of materials;

•	difficulties or delays in obtaining required import or export approvals;

•	information technology or infrastructure failures;

•	natural disasters (such as earthquakes, floods or storms); or

•	other causes (such as regional economic downturns, pandemics, political instability, terrorism, or acts of war) that could result in delayed deliveries, manufacturing inefficiencies, increased costs or order cancellations.

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

To better align its costs with market conditions, increase its presence in growing markets, enhance productivity, and improve efficiencies, Applied conducts engineering, software development and other operations in regions outside the United States, particularly India and China, and outsources certain functions to third parties, including companies in the United States, India, China and other countries. Outsourced functions include certain engineering, manufacturing, customer support, software development, information technology support, finance and administrative activities. The expanding role of third party providers has required changes to Applied’s existing operations and the adoption of new procedures and processes for retaining and managing these providers, as well as redistributing responsibilities as warranted, in order to realize the potential productivity and operational efficiencies, assure quality and continuity of supply, and protect Applied’s intellectual property. In addition, Applied has implemented several key operational initiatives intended to improve manufacturing efficiency, including integrate-to-order, module-final-test and merge-in-transit programs. Applied also is implementing a multi-year, company-wide program to transform certain business processes, which includes transitioning to a single enterprise resource planning (ERP) software system to perform various functions. The conversion to this new ERP system entails certain risks, including difficulties with the new hardware and software platform that could disrupt Applied’s operations, such as its ability to track and timely ship product orders, project inventory requirements, manage its supply chain and aggregate financial and operational data.

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

Applied’s success and competitiveness depend in large part on its ability to attract, retain and motivate key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, changes in Applied’s management or leadership, competitors’ hiring practices, cost reduction activities (including workforce reductions, unpaid shutdowns and salary reductions,) and the effectiveness of Applied’s compensation programs, including its equity-based programs. Applied periodically evaluates its overall compensation program and makes adjustments, as appropriate, to enhance its competitiveness. If Applied does not successfully attract, retain and motivate key employees, Applied may be unable to capitalize on its opportunities and its operating results may be materially and adversely affected.

Changes in tax rates or tax assets and liabilities could affect results of operations.

As a global company, Applied is subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Applied’s future annual and quarterly tax rates could be affected by numerous factors, including changes in the: (1) applicable tax laws; (2) amount and composition of pre-tax income in countries with differing tax rates; or (3) valuation of Applied’s deferred tax assets and liabilities. In addition, Applied is subject to regular examination by the Internal Revenue Service and other tax authorities, and from time to time initiates amendments to previously filed tax returns. Applied regularly assesses the likelihood of favorable or unfavorable outcomes resulting from these examinations and amendments to determine the adequacy of its provision for income taxes. Although Applied believes its tax estimates are reasonable, there can be no assurance that the tax authorities will agree with such estimates. Applied may have to engage in litigation to achieve the results reflected in the estimates, which may be time-consuming and expensive. There can be no assurance that Applied will be successful or that any final determination will not be materially different from the treatment reflected in Applied’s historical income tax provisions and accruals, which could materially and adversely affect Applied’s financial condition and results of operations.

Applied is exposed to various risks related to legal proceedings or claims and protection of intellectual property rights.

Applied from time to time is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, product performance, product liability, unfair competition, employment and other matters. In addition, Applied on occasion receives notification from customers who believe that Applied owes them indemnification or other obligations related to claims made against such customers by third parties. These legal proceedings and claims, whether with or without merit, may be time-consuming and expensive to prosecute or defend, divert management’s attention and resources, and/or inhibit Applied’s ability to sell its products. There can be no assurance regarding the outcome of current or future legal proceedings or claims. Applied previously entered into a mutual covenant-not-to-sue arrangement with one of its competitors to decrease the risk of patent infringement lawsuits in the future. There can be no assurance that the intended results of this arrangement will be achieved or that Applied will be able to adequately protect its intellectual property rights with the restrictions associated with such a covenant. In addition, Applied’s success depends in significant part on the protection of its intellectual property and other rights. Infringement of Applied’s rights by a third party, such as the unauthorized manufacture or sale of equipment or spare parts, could result in uncompensated lost market and revenue opportunities for Applied. Applied’s intellectual property rights may not provide significant competitive advantages if they are circumvented, invalidated, rendered obsolete by the rapid pace of technological change, or if Applied does not adequately protect or assert these rights. Furthermore, the laws and practices of other countries, including China, India, Taiwan and Korea, permit the protection and enforcement of Applied’s rights to varying extents, which may not be sufficient to protect Applied’s rights. If Applied is not able to obtain or enforce intellectual property rights, resolve or settle claims, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend its intellectual property position, Applied’s business, financial condition and results of operations could be materially and adversely affected.

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

The following table provides information as of January 25, 2009 with respect to the shares of common stock repurchased by Applied during the first quarter of fiscal 2009. In November 2008, Applied announced that it was temporarily suspending stock repurchases. As of the date of this report, Applied has not re-commenced its stock repurchase program.

				Maximum Dollar
			Total Number of	Value of Shares
		Average	Shares Purchased as	That May Yet be
	Total Number of	Price Paid	Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Program*	the Program*
	(Shares in		(Shares in	(Dollars in
	thousands)		thousands)	millions)

Month #1
(October 27, 2008 to November 30, 2008)	1,942	$11.80	1,942	$2,277
Month #2
December 1, 2008 to December 28, 2008)	—	$—	—	$2,277
Month #3
(December 29, 2008 to January 25, 2009)	—	$—	—	$2,277

Total	1,942	$11.80	1,942

*	On September 15, 2006, the Board of Directors approved a stock repurchase program for up to $5.0 billion in repurchases over the next three years, ending September 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit
No	Description

3.3	Bylaws of Applied Materials, Inc., as amended and restated through December 8, 2008, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed December 10, 2008
10.57	Term Sheet for employment of Michael R. Splinter, as amended and restated December 8, 2008
10.58	Applied Materials, Inc. Amended and Restated Employee Financial Assistance Plan (as of December 18, 2008)
10.59	Amendment No. 6 to the Applied Materials, Inc. Executive Deferred Compensation Plan
10.60	Amendment No. 2 to the Applied Materials, Inc. 2005 Executive Deferred Compensation Plan
10.61	Form of Performance Shares Agreement for Nonemployee Directors for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended
10.62	Applied Materials, Inc. Applied Incentive Plan

Exhibit
No	Description

10.63	Form of Non-Qualified Stock Option Agreement for Employees for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended
10.64	Form of Non-Qualified Stock Option Agreement for use under the Applied Materials, Inc. 2000 Global Equity Incentive Plan, as amended
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ GEORGE S. DAVIS
George S. Davis
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

March 3, 2009

By:	/s/ YVONNE WEATHERFORD
Yvonne Weatherford
Corporate Vice President,
Corporate Controller
(Principal Accounting Officer)

March 3, 2009