Form 10-Q
period 2009-04-26
APPLIED MATERIALS INC /DE
filed 2009-06-03
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 26, 2009
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
(408) 727-5555

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares outstanding of the issuer’s common stock as of April 26, 2009: 1,333,034,685

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
Item 6. Exhibits
EX-3.1
EX-10.66
EX-10.67
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	April 26,	April 27,	April 26,	April 27,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$1,020,077	$2,149,998	$2,353,473	$4,237,395
Cost of products sold	864,558	1,183,170	1,806,378	2,335,586

Gross margin	155,519	966,828	547,095	1,901,809
Operating expenses:
Research, development and engineering	236,335	287,122	465,875	560,341
General and administrative	101,080	122,035	242,321	238,011
Marketing and selling	84,678	119,410	168,793	243,327
Restructuring and asset impairments	26,709	510	159,481	49,496

Income (loss) from operations	(293,283)	437,751	(489,375)	810,634
Pre-tax loss of equity method investment	19,175	9,766	34,983	19,352
Impairment of equity method investment and strategic investments	77,081	—	77,081	—
Interest expense	5,058	6,256	11,052	10,801
Interest income	11,789	32,414	27,024	62,984

Income (loss) before income taxes	(382,808)	454,143	(585,467)	843,465
Provision (benefit) for income taxes	(127,418)	151,636	(197,143)	278,582

Net income (loss)	$(255,390)	$302,507	$(388,324)	$564,883

Earnings (loss) per share:
Basic	$(0.19)	$0.22	$(0.29)	$0.41
Diluted	$(0.19)	$0.22	$(0.29)	$0.41
Weighted average number of shares:
Basic	1,331,729	1,356,705	1,330,476	1,363,975
Diluted	1,331,729	1,373,314	1,330,476	1,379,071

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS*

	April 26,	October 26,
	2009	2008
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1,466,976	$1,411,624
Short-term investments	597,389	689,044
Accounts receivable, net	914,392	1,691,027
Inventories	1,901,024	1,987,017
Deferred income taxes, net	390,025	388,807
Income taxes receivable	300,401	125,605
Other current assets	344,599	371,033

Total current assets	5,914,806	6,664,157
Long-term investments	1,000,705	1,367,056
Property, plant and equipment	2,864,396	2,831,952
Less: accumulated depreciation and amortization	(1,774,273)	(1,737,752)

Net property, plant and equipment	1,090,123	1,094,200
Goodwill, net	1,171,740	1,174,673
Purchased technology and other intangible assets, net	347,117	388,429
Equity method investment	—	79,533
Deferred income taxes and other assets	224,608	238,270

Total assets	$9,749,099	$11,006,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,156	$1,068
Accounts payable and accrued expenses	1,047,915	1,545,355
Customer deposits and deferred revenue	962,975	1,225,735
Income taxes payable	120,787	173,394

Total current liabilities	2,132,833	2,945,552
Long-term debt	201,165	201,576
Other liabilities	319,202	310,232

Total liabilities	2,653,200	3,457,360

Stockholders’ equity:
Common stock	13,330	13,308
Additional paid-in capital	5,155,301	5,095,894
Retained earnings	11,031,711	11,601,288
Treasury stock	(9,100,915)	(9,134,962)
Accumulated other comprehensive loss	(3,528)	(26,570)

Total stockholders’ equity	7,095,899	7,548,958

Total liabilities and stockholders’ equity	$9,749,099	$11,006,318

*	Amounts as of April 26, 2009 are unaudited. Amounts as of October 26, 2008 are derived from the October 26, 2008 audited consolidated financial statements.

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	April 26,	April 27,
	2009	2008
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(388,324)	$564,883
Adjustments required to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	146,108	154,321
Loss on fixed asset retirements	7,002	21,527
Provision for bad debts	62,539	—
Restructuring and asset impairments	159,481	49,496
Deferred income taxes	35,927	(38,538)
Excess tax benefits from equity-based compensation plans	—	(5,406)
Net recognized loss (gain) on investments	10,915	(3,560)
Pretax loss of equity method investment	34,983	19,352
Impairment of equity method investment and strategic investments	77,081	—
Equity-based compensation	72,780	89,044
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	714,096	385,830
Inventories	85,993	(277,478)
Other current assets	13,411	116,352
Other assets	(1,144)	(4,875)
Accounts payable and accrued expenses	(649,976)	(107,155)
Customer deposits and deferred revenue	(262,760)	302,195
Income taxes	(246,739)	(11,803)
Other liabilities	27,710	9,548

Cash provided by (used in) operating activities	(100,917)	1,263,733

Cash flows from investing activities:
Capital expenditures	(128,099)	(137,699)
Cash paid for acquisition, net of cash acquired	—	(235,324)
Proceeds from sales and maturities of investments	925,485	3,131,994
Purchases of investments	(486,527)	(3,376,917)

Cash provided by (used in) investing activities	310,859	(617,946)

Cash flows from financing activities:
Debt repayments, net	(323)	(12)
Proceeds from common stock issuances	27,633	308,463
Common stock repurchases	(22,906)	(899,984)
Excess tax benefits from equity-based compensation plans	—	5,406
Payment of dividends to stockholders	(159,736)	(164,274)

Cash used in financing activities	(155,332)	(750,401)

Effect of exchange rate changes on cash and cash equivalents	742	151

Increase (decrease) in cash and cash equivalents	55,352	(104,463)

Cash and cash equivalents — beginning of period	1,411,624	1,202,722

Cash and cash equivalents — end of period	$1,466,976	$1,098,259

Supplemental cash flow information:
Cash payments for income taxes	$83,128	$167,185
Cash payments for interest	$7,211	$7,229

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1	Basis of Presentation and Equity-Based Compensation

Basis of Presentation

In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 26, 2008 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 26, 2008 (2008 Form 10-K). Applied’s results of operations for the three and six months ended April 26, 2009 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (United States) requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Prior period amounts for customer deposits and deferred revenue have been reclassified to conform to the current period presentation.

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

During the three months ended April 26, 2009 and April 27, 2008, Applied recognized equity-based compensation expense related to stock options, ESPP shares, restricted stock units and restricted stock of $39 million and $50 million, respectively. During the three months ended April 26, 2009 and April 27, 2008, Applied recognized income tax benefits related to equity-based compensation of $11 million and $14 million, respectively. During the first six months of fiscal 2009, Applied recognized total equity-based compensation expense of $73 million and a tax benefit of $20 million. During the first six months of fiscal 2008, Applied recognized total equity-based compensation expense of $89 million and a tax benefit of $25 million. The equity-based compensation expense related to restricted stock units and restricted stock for the three months ended April 26, 2009 and April 27, 2008 was $30 million and $34 million, respectively, and for the six months ended April 26, 2009 and April 27, 2008 was $63 million and $67 million, respectively. The estimated fair value of Applied’s equity-based awards, less expected forfeitures, is amortized over the awards’ service periods on a straight-line basis.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Stock Options

The exercise price of each stock option equals the fair market value of Applied common stock on the date of grant. Most options are scheduled to vest over three to four years and expire no later than seven years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Applied’s stock options have characteristics significantly different from those of publicly traded options. The weighted average assumptions used in the model are outlined in the following table:

	Three Months Ended		Six Months Ended
	April 26,	April 27,	April 26,	April 27,
	2009	2008	2009	2008

Stock Options:
Dividend yield	2.80%	1.25%	2.80%	1.25%
Expected volatility	50%	33%	50%	33%
Risk-free interest rate	1.3%	2.6%	1.3%	2.6%
Expected life (in years)	3.0	3.9	3.0	3.9

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, Applied periodically reviews historical employee exercise behavior with respect to option grants.

Applied granted 24,501,000 stock options during the three and six months ended April 26, 2009, respectively, and granted 300 stock options during the three and six months ended April 27, 2008, respectively. The weighted average grant date fair value of options granted during the three and six months ended April 26, 2009 and April 27, 2008 was $2.52 and $5.05, respectively.

Employee Stock Purchase Plans

Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied stock at the beginning of the applicable offering period or at the end of each applicable purchase period. Effective March 2, 2009, the Human Resources and Compensation Committee of the Board of Directors of Applied approved a change in the offering periods provided under the ESPP to no longer provide for 24-month offering periods. The ESPP will instead provide for consecutive offering periods of approximately 6 months in duration. The incremental compensation cost associated with this modification was insignificant. Based on the Black-Scholes option pricing model, the weighted average estimated fair value of purchase rights under the ESPP was $2.99 and $4.88 for the three and six months ended April 26, 2009 and April 27, 2008, respectively. The number of shares issued under the ESPP during the three and six months ended April 26, 2009 and April 27, 2008 was 3,536,000 and 2,294,000, respectively. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Three Months Ended		Six Months Ended
	April 26,	April 27,	April 26,	April 27,
	2009	2008	2009	2008

ESPP:
Dividend yield	2.71%	1.19%	2.71%	1.19%
Expected volatility	69%	29%	69%	29%
Risk-free interest rate	0.41%	4.63%	0.41%	4.77%
Expected life (in years)	0.5	1.25	0.5	1.25

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units and Restricted Stock

Restricted stock units are converted into shares of Applied common stock upon vesting on a one-for-one basis. Restricted stock units typically vest over three to four years. Vesting of restricted stock units usually is subject to the grantee’s continued service with Applied. The compensation expense related to these awards is determined using the fair market value of Applied common stock on the date of the grant, and the compensation expense is recognized over the vesting period. There were 358,000 and 410,100 restricted stock units granted in the three months ended April 26, 2009 and April 27, 2008, respectively, and 572,000 and 2,149,000 restricted stock units granted in the six months ended April 26, 2009 and April 27, 2008, respectively.

Beginning in fiscal 2007, Applied initiated a performance-based equity award program for named executive officers and other key employees. These awards vest only if specific performance goals set by the Human Resources and Compensation Committee of Applied’s Board of Directors (the Committee) are achieved and if the grantee remains employed by Applied through the applicable vesting date. The performance goals require the achievement of targeted relative annual operating profit margin levels as compared to Applied’s peer companies in at least one of the four fiscal years beginning with the fiscal year of the grant. There were no performance-based awards granted in the six months ended April 26, 2009. The Committee approved the award of 1,565,000 performance-based restricted stock units under this program for fiscal year 2008. The Committee also approved the award of 100,000 shares of performance-based restricted stock for fiscal year 2008 to Applied’s President and Chief Executive Officer at a purchase price of $0.01 per share. The fair value of the performance-based restricted stock units and restricted stock is estimated using the fair market value of Applied common stock on the date of the grant and assumes that the performance goals will be achieved. If achieved, the award vests over a specified remaining service period. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the service period and is reduced for estimated forfeitures. As of April 26, 2009, 70% of the performance goals associated with the fiscal 2008 awards were achieved. The performance goals associated with the remaining 30% may still be achieved, depending on future performance, during the next three fiscal years.

Note 2	Treasury Stock

Applied records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid in capital. If Applied reissues treasury stock at an amount below its acquisition cost, and additional paid in capital associated with prior treasury stock transactions is insufficient to cover the difference between the acquisition cost and the reissue price, this difference is recorded against retained earnings. During the second quarter of fiscal 2009, shares of treasury stock were issued in connection with Applied’s ESPP at an aggregate value that was less than the treasury stock’s acquisition price, resulting in $20 million being recorded against retained earnings.

Note 3	Earnings (Loss) Per Share

Basic earnings (loss) per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, restricted stock units, and ESPP shares) outstanding during the period.

Applied’s net income (loss) has not been adjusted for any period presented for purposes of computing basic or diluted earnings (loss) per share due to its non-complex capital structure.

For purposes of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of Applied common stock for the period, as the effect would be anti-dilutive. Accordingly, options to purchase 24,537,000 shares of common stock for the three months ended April 27, 2008, and 28,447,000 shares of common stock for the six months ended

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

April 27, 2008, were excluded from the computation. Potential common shares have not been included in the calculation of diluted net loss per share, as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for the three and six months ended April 26, 2009 are the same. The number of potential common shares that could dilute basic earnings per share in the future was 92,425,000 for the three and six months ended April 26, 2009.

Note 4	Financial Instruments and Fair Value

Investments

On October 27, 2008, Applied adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), with respect to financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements for fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset, or paid to transfer a liability (an exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, which may be used to measure fair value:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;

•	Level 2 — Observable inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Applied’s investments are comprised primarily of debt securities that are classified as available-for-sale and recorded at their fair values. In determining the fair value of investments, Applied uses pricing information from pricing services that value securities based on quoted market prices and models that utilize observable market inputs. In the event a fair value estimate is unavailable from a pricing service, Applied generally obtains non-binding price quotes from brokers. Applied then reviews the information provided by the pricing services or brokers to determine the fair value of its short-term and long-term investments. In addition, to validate pricing information obtained from pricing services, Applied periodically performs supplemental analysis on a sample of securities. Applied reviews any significant unanticipated differences identified through this analysis to determine the appropriate fair value.

In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of April 26, 2009, a substantial majority of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

Unrealized gains and temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive income (loss), net of any related tax effect. Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss) to results of operations.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Financial Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities (excluding cash balances) measured at fair value on a recurring basis are summarized below as of April 26, 2009:

	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets
Money market funds	$1,238,739	$—	$—	$1,238,739
U.S. Treasury and agency securities	200,271	466,837	—	667,108
U.S. commercial paper, corporate bonds and medium-term notes	—	279,903	—	279,903
Asset and mortgage-backed securities	—	114,091	1,244	115,335
Municipal obligations	—	436,923	—	436,923
Auction rate securities	—	—	1,041	1,041
Publicly traded equity securities	9,572	—	—	9,572
Foreign exchange derivative assets	—	1,235	—	1,235

Total	$1,448,582	$1,298,989	$2,285	$2,749,856

Liabilities
Foreign exchange derivative liabilities	$—	$(219)	$—	$(219)

Total	$—	$(219)	$—	$(219)

At April 26, 2009, the fair value of Level 3 assets measured on a recurring basis was $2 million, representing approximately 0.1% of the total fair value of Applied’s investment portfolio. Level 3 assets included one student loan auction-rate security of $1 million and asset and mortgage-backed securities totaling $1 million, which values were based on non-binding, broker-provided price quotes and may not have been corroborated by observable market data.

At April 26, 2009, Applied had a gross unrealized loss of $14 million associated with investments due to a decrease in the fair value of certain fixed-rate debt and equity securities as a result of the continuing turmoil in the global financial markets. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and Applied’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Generally, the contractual terms of the investments do not permit settlement at prices less than the amortized cost of the investments.

Applied manages its cash equivalents and investments, excluding strategic investments, as a single portfolio of highly marketable securities that is intended to be available to meet Applied’s current cash requirements. For the three months ended April 26, 2009, gross realized gains on sales of investments were $2 million and gross realized losses were $3 million. For the three months ended April 27, 2008, gross realized gains on sales of investments were $8 million and gross realized losses were $3 million. For the six months ended April 26, 2009, gross realized gains on sales of investments were $5 million and gross realized losses were $9 million. For the six months ended April 27, 2008, gross realized gains on sales of investments were $10 million and gross realized losses were $7 million.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Financial Assets/Liabilities Measured at Fair Value on a Non-recurring Basis

Equity investments in privately-held companies are accounted for under the cost method of accounting. These equity investments (also called non-marketable strategic investments) are periodically assessed for other-than-temporary impairment. Applied evaluates the fair value of each investment only when an event or circumstance indicates an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, it writes down the investment to its estimated fair value, based on available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. In the second quarter of fiscal 2009, as part of its regular investment review process, Applied recorded other-than-temporary impairment charges associated with certain strategic investments of $32 million, of which $12 million related to cost method investments. The fair value of cost method investments that were impaired was estimated using significant unobservable inputs.

The following table presents the balance of non-marketable strategic investments measured at fair value on a non-recurring basis as of April 26, 2009, and the impairment recorded during the three months then ended:

				Total
				Impairment for
				the Three
				Months Ended
	Level 1	Level 2	Level 3	April 26, 2009
	(In thousands)

Non-marketable strategic investments	$—	$—	$41,334	$12,060

The estimated fair value of the equity method investment was determined based on a variety of factors including, but not limited to, current cash position, cash flow forecast, recent and historical operational performance and estimated recoverability of the investment.

Impairments associated with financial assets for the three months ended April 26, 2009 totaled $77 million, consisting of the following: equity method investment, $45 million; publicly traded equity securities, $20 million; and cost method investments, $12 million.

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

Applied uses derivative financial instruments, such as forward exchange contracts and currency option contracts, to hedge certain forecasted foreign currency denominated transactions expected to occur typically within the next 24 months. Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income or loss (AOCI) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to derivative instruments included in accumulated other comprehensive income or loss at April 26, 2009 is expected to be

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized promptly in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was $26 million and $25 million for the three and six months ended April 26, 2009, respectively, and not significant for the three and six months ended April 27, 2008. Gains and losses on foreign exchange contracts designated as cash flow hedges are presented in general and administrative expenses.

Forward exchange contracts are generally used to hedge certain foreign currency denominated assets or liabilities. These derivatives are typically entered into once per month and are not designated for hedge accounting treatment. Accordingly, changes in the fair value of these hedges are recorded promptly in earnings to offset the changes in the fair value of the assets or liabilities being hedged.

Fair values of derivative instruments were as follows:

	April 26, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(In thousands)

Derivatives Designated as Hedging Instruments

Foreign exchange contracts	Other current assets	$1,096	Accounts payable and accrued expenses	$17

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts	Other current assets	$139	Accounts payable and accrued expenses	$202

Total derivatives		$1,235		$219

The effect of derivative instruments on the Consolidated Condensed Statement of Operations for the three and six months ended April 26, 2009 was as follows:

	Three Months Ended April 26, 2009
	Effective Portion			Ineffective Portion and Amount Excluded from
		Location of Gain		Effectiveness Testing
	Gain or (Loss)	or (Loss)	Gain or (Loss)	Location of Gain	Gain or (Loss)
	Recognized in	Reclassified from	Reclassified from	or (Loss)	Recognized in
	AOCI	AOCI into Income	AOCI into Income	Recognized in Income	Income
	(In thousands)

Derivatives in Cash Flow Hedging Relationships

Foreign exchange contracts	$3,403	Cost of products sold	$2,609	Cost of products sold	$(638)
Foreign exchange contracts	—	General and administrative	(5,989)	General and administrative	25,743
Foreign exchange contracts	—	Research, development and engineering	(82)	Research, development and engineering	—

Total	$3,403		$(3,462)		$25,105

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended April 26, 2009
	Effective Portion			Ineffective Portion and Amount Excluded from
		Location of Gain		Effectiveness Testing
	Gain or (Loss)	or (Loss)	Gain or (Loss)	Location of Gain	Gain or (Loss)
	Recognized in	Reclassified from	Reclassified from	or (Loss)	Recognized in
	AOCI	AOCI into Income	AOCI into Income	Recognized in Income	Income
	(In thousands)

Derivatives in Cash Flow Hedging Relationships

Foreign exchange contracts	$(8,120)	Cost of products sold	$(8,901)	Cost of products sold	$(2,858)
Foreign exchange contracts	—	General and administrative	(12,204)	General and administrative	24,242
Foreign exchange contracts	—	Research, development and engineering	(163)	Research, development and engineering	—

Total	$(8,120)		$(21,268)		$21,384

		Three Months Ended	Six Months Ended
		April 26, 2009	April 26, 2009
	Location of Gain or	Amount of Gain or	Amount of Gain or
	(Loss) Recognized in	(Loss) Recognized in	(Loss) Recognized in
	Income	Income	Income
(In thousands)

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts	General and administrative	$19,764	$(9,892)

Total		$19,764	$(9,892)

Credit Risk Contingent Features

If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was immaterial as of April 26, 2009.

Entering into foreign exchange contracts with banks exposes Applied to credit-related losses in the event of the banks’ nonperformance. However, Applied’s exposure is not considered significant.

For further details, see Note 11 of Notes to Consolidated Condensed Financial Statements.

Note 5	Accounts Receivable, Net

Applied has agreements with various financial institutions to sell accounts receivable from selected customers. Applied also discounts letters of credit through various financial institutions. Under these agreements, Applied sold accounts receivable and discounted letters of credit in the amounts of $60 million and $178 million for the three months ended April 26, 2009 and April 27, 2008, respectively, and $77 million and $197 million for the six months ended April 26, 2009 and April 27, 2008, respectively. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.

Accounts receivable are presented net of allowance for doubtful accounts of $67 million at April 26, 2009 and $5 million at October 26, 2008.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Applied sells principally to manufacturers within the semiconductor, display and solar industries. As a result of extremely challenging economic and industry conditions, certain of these manufacturers may experience difficulties in meeting their obligations in a timely manner. While Applied believes that its allowance for doubtful accounts is adequate and represents Applied’s best estimate at April 26, 2009, Applied will continue to closely monitor customer liquidity and economic conditions, which may result in changes to Applied’s estimates regarding collectability.

Note 6	Inventories

Inventories are stated at the lower of cost or market, with cost determined on a FIFO basis. Components of inventories were as follows:

	April 26,	October 26,
	2009	2008
	(In thousands)

Customer service spares	$327,337	$526,825
Raw materials	443,773	381,457
Work-in-process	680,523	665,123
Finished goods	449,391	413,612

	$1,901,024	$1,987,017

Included in finished goods inventory is $116 million at April 26, 2009, and $165 million at October 26, 2008, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria, as set forth in Note 1 of Notes to Consolidated Financial Statements in Applied’s 2008 Form 10-K.

Applied adjusts inventory carrying value for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Applied fully reserves for inventories and noncancelable purchase orders for inventory deemed obsolete. Applied performs periodic reviews of inventory items to identify excess inventories on hand by comparing on-hand balances to anticipated usage using recent historical activity as well as anticipated or forecasted demand. If estimates of customer demand diminish further or market conditions become less favorable than those projected by Applied, additional inventory adjustments may be required.

Note 7	Goodwill, Purchased Technology and Other Intangible Assets

Goodwill and Purchased Intangible Assets

Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For goodwill, Applied performs a two-step impairment test. In the first step, Applied compares the fair value of each reporting unit to its carrying value. Applied’s reporting units are consistent with the reportable segments identified in Note 16, based on the manner in which Applied operates its business and the nature of those operations. Applied determines the fair value of each of its reporting units based on a weighting of income and market approaches. Under the income approach, Applied calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, Applied estimates the fair value based on market multiples of revenue or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then Applied would perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. Applied would then allocate the fair value of the reporting unit to all of the assets and liabilities of that unit, as if Applied had acquired

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

the reporting unit in a business combination, with the fair value of the reporting unit being the “purchase price”. The excess of the “purchase price” over the carrying amounts assigned to assets and liabilities representing the implied fair value of goodwill. If Applied determined that the carrying value of a reporting unit’s goodwill exceeded its implied fair value, Applied would record an impairment loss equal to the difference.

Applied conducted these impairment tests in the fourth quarter of fiscal 2008, and the results of these tests indicated that Applied’s goodwill and purchased intangible assets with indefinite useful lives were not impaired.

Applied’s methodology for allocating the purchase price relating to purchase acquisitions is determined through established and generally accepted valuation techniques. Goodwill is measured as the excess of the cost of the acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. Applied assigns assets acquired (including goodwill) and liabilities assumed to a reporting unit as of the date of acquisition. Typically, acquisitions relate to a single reporting unit and thus do not require the allocation of goodwill to multiple reporting units. If the products obtained in an acquisition are assigned to multiple reporting units, the goodwill is distributed to the respective reporting units as part of the purchase price allocation process.

Details of indefinite-lived intangible assets were as follows:

	April 26, 2009			October 26, 2008
		Other			Other
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
	(In thousands)

Gross carrying amount	$1,217,610	$17,860	$1,235,470	$1,220,543	$17,860	$1,238,403
Accumulated amortization	(45,870)	—	(45,870)	(45,870)	—	(45,870)

	$1,171,740	$17,860	$1,189,600	$1,174,673	$17,860	$1,192,533

From October 26, 2008 to April 26, 2009, goodwill decreased by $3 million due to an adjustment in the purchase price allocation of an acquisition as a result of a change in estimate of Applied’s ability to utilize tax net operating loss carryforwards associated with this acquisition. Other intangible assets that are not subject to amortization consist primarily of a trade name. As of April 26, 2009, indefinite-lived intangible assets by reportable segment were: Energy and Environmental Solutions, $654 million; Silicon, $224 million; Applied Global Services, $196 million; and Display, $116 million.

Finite-Lived Purchased Intangible Assets

Applied amortizes purchased intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from 1 to 15 years.

Applied evaluates long-lived assets, such as property, plant and equipment, and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate the carrying value of an asset group may not be recoverable. Applied assesses the fair value of the assets based on the amount of the undiscounted future cash flow that the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset, plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When Applied identifies an impairment, Applied reduces the carrying value of the group of assets to comparable market values, when available and appropriate, or to its estimated fair value based on a discounted cash flow approach.

Intangible assets, such as purchased technology, are generally recorded in connection with a business acquisition. The value assigned to intangible assets is usually based on estimates and judgments regarding expectations for the success and life cycle of products and technology acquired. Applied evaluates the useful lives of its intangible assets each reporting period to determine whether events and circumstances require revising

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

the remaining period of amortization. In addition, Applied reviews intangible assets for impairment when events or changes in circumstances indicate their carrying value may not be recoverable. Management considers such indicators as significant differences in actual product acceptance from the estimates, changes in the competitive and economic environment, technological advances, and changes in cost structure.

Details of amortized intangible assets were as follows:

	April 26, 2009			October 26, 2008
		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total
	(In thousands)

Gross carrying amount	$551,193	$329,629	$880,822	$548,029	$329,629	$877,658
Accumulated amortization	(384,665)	(166,900)	(551,565)	(369,183)	(137,906)	(507,089)

	$166,528	$162,729	$329,257	$178,846	$191,723	$370,569

Aggregate amortization expense was $23 million and $28 million for the three months ended April 26, 2009 and April 27, 2008, respectively, and $44 million and $53 million for the six months ended April 26, 2009 and April 27, 2008, respectively. As of April 26, 2009, future estimated amortization expense is expected to be $44 million for the remainder of fiscal 2009, $65 million for fiscal 2010, $51 million for fiscal 2011, $47 million for fiscal 2012, $43 million for fiscal 2013, and $80 million thereafter. As of April 26, 2009, amortized intangible assets by reportable segment were: Energy and Environmental Solutions, $246 million; Applied Global Services, $47 million; Display, $33 million; and Silicon, $3 million.

Note 8	Accounts Payable and Accrued Expenses

Components of accounts payable and accrued expenses were as follows:

	April 26,	October 26,
	2009	2008
	(In thousands)

Accounts payable	$354,197	$588,255
Compensation and employee benefits	162,502	370,409
Warranty	131,871	142,846
Restructuring reserve	64,043	20,447
Other accrued taxes	83,097	121,620
Dividends payable	79,982	79,846
Other	172,223	221,932

	$1,047,915	$1,545,355

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 9	Warranty, Guarantees and Contingencies

Warranty

Changes in the warranty reserves during the three and six months ended April 26, 2009 and April 27, 2008 were as follows:

	Three Months Ended		Six Months Ended
	April 26,	April 27,	April 26,	April 27,
	2009	2008	2009	2008
	(In thousands)

Beginning balance	$143,723	$167,618	$142,846	$184,271
Provisions for warranty	22,174	37,120	45,720	66,532
Consumption of reserves	(34,026)	(43,649)	(56,695)	(89,714)

Ending balance	$131,871	$161,089	$131,871	$161,089

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

Guarantees

During the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of April 26, 2009, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was $112 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Applied also has agreements with various global banks to facilitate subsidiary banking operations world-wide, including overdraft arrangements, bank guarantees and letters of credit. As of April 26, 2009, Applied Materials, Inc. has provided parent guarantees to banks for approximately $169 million to cover these arrangements.

Legal matters

Jusung

On December 24, 2003, Applied filed a lawsuit against Jusung Engineering Co., Ltd. (Jusung Engineering) and Jusung Pacific Co., Ltd. (Jusung Pacific, referred to together with Jusung Engineering as Jusung) in Tao-Yuan District Court in Taiwan, alleging that Jusung is infringing an Applied patent related to chemical vapor deposition (CVD). In the lawsuit, Applied sought a provisional injunction prohibiting Jusung from importing, using, manufacturing, servicing or selling in Taiwan certain flat panel display manufacturing equipment. The District Court issued provisional injunctions against each of Jusung Pacific and Jusung Engineering, which were lifted following Jusung’s posting of counterbonds. On June 30, 2004, Applied filed a “main action” patent infringement complaint against Jusung in the Hsinchu District Court in Taiwan seeking damages and a permanent injunction for infringement of the same CVD patent. This patent is also the subject of an invalidity proceeding filed in the Taiwanese Intellectual Property Office (TIPO) by Jusung Pacific in June 2004. In July 2007, the TIPO allowed Applied to amend its patent and dismissed Jusung Pacific’s invalidation action. Jusung Pacific’s initial appeal was denied and it has filed a further appeal to the Taipei High Supreme Administrative Court. Applied believes that it has meritorious claims and defenses that it intends to pursue vigorously.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

On April 10, 2004, the Taiwan Fair Trade Commission (TFTC) notified Applied’s subsidiary, AKT America, Inc. (AKT America), that following a complaint filed by Jusung, the TFTC had begun an investigation into whether AKT America had violated the Taiwan Fair Trade Act by allegedly notifying customers about AKT America’s patent rights and Jusung’s infringement of those rights. On June 15, 2004, the TFTC notified Applied that Applied also was the subject of the investigation. The TFTC subsequently held that there was insufficient evidence to support a claim against either Applied or AKT America. Jusung’s appeals to the appeals court and the Taipei High Administrative Court were denied. In April 2009, the Supreme Administrative Court of Taiwan dismissed Jusung’s appeal and affirmed the judgment in favor of Applied and AKT America.

On June 13, 2006, Applied filed an action in the TIPO challenging the validity of a patent owned by Jusung Engineering related to severability of the transfer chamber on a CVD tool. On June 20, 2006, Jusung Engineering filed a lawsuit against Applied and AKT America in Hsinchu District Court in Taiwan alleging infringement of the same patent and seeking damages. On December 25, 2008, the TIPO granted Applied’s request for invalidation and revoked Jusung Engineering’s patent. Applied moved to dismiss or stay Jusung Engineering’s lawsuit, and in March 2009, the Hsinchu District Court dismissed all claims asserted by Jusung. In April 2009, the Ministry of Economic Affairs overruled Jusung Engineering’s administrative appeal of the decision revoking its patent.

Jusung Engineering filed a complaint of private prosecution in the Taipei District Court of Taiwan dated November 10, 2006. The complaint alleges that Applied’s outside counsel received from the Court and used a copy of an expert report that Jusung had filed in the ongoing patent infringement lawsuits that Jusung had intended to remain confidential. The complaint names as defendants Applied’s outside counsel in Taiwan, as well as Michael R. Splinter, Applied’s President and Chief Executive Officer, as the statutory representative of Applied. On April 27, 2007, the Taipei District Court dismissed the private prosecution complaint. Jusung Engineering filed an appeal of the dismissal to the Taiwan High Court, which affirmed the District Court’s rejection of the private prosecution complaint. After the dismissal of the private prosecution complaint, the matter was transferred to the Taipei District Attorney’s Office. The Taipei District Attorney’s Office has issued three successive rulings not to prosecute, each of which Jusung Engineering has appealed to the Taiwan High Court District Attorney. In response to each appeal, the Taiwan High Court District Attorney has returned the matter to the Taipei District Attorney’s Office for further consideration. Applied believes that it has meritorious defenses that it intends to pursue vigorously if the matter is pursued.

On April 3, 2007, Jusung Engineering filed a complaint against AKT America and one of its suppliers in Seoul Central District Court in Seoul, Korea, alleging infringement of a Jusung patent involving the showerhead assembly of plasma enhanced chemical vapor deposition (PECVD) equipment for liquid crystal displays (LCDs) and seeking injunctive relief. On June 9, 2007, AKT America filed a patent invalidation action with the Korean Intellectual Property Office (KIPO). On November 30, 2007, the KIPO ruled that the Jusung patent was invalid. Jusung’s appeal of the KIPO’s decision was dismissed by the Patent Court and Jusung’s appeal to the Supreme Court is pending. On April 3, 2008, the Seoul Central District Court dismissed Jusung Engineering’s complaint for infringement and Jusung Engineering has appealed this decision. Also on November 30, 2007, the KIPO issued an order dismissing a related confirmation-of-scope action filed by Jusung Engineering. Jusung appealed this order, and on December 4, 2008, the Patent Court remanded this action back to the KIPO for further consideration. Applied believes that it has meritorious defenses that it intends to pursue vigorously.

On August 13, 2007, Applied filed a complaint against Jusung Engineering in the Seoul Central District Court in Seoul, Korea. The complaint alleges infringement of an Applied patent involving the housing for a substrate supporting pin used in PECVD equipment for LCDs and seeks both monetary damages and injunctive relief. The District Court dismissed Applied’s complaint and Applied has appealed this decision. On October 29, 2007, Jusung filed an action with the KIPO seeking to invalidate Applied’s substrate patent. On September 30, 2008, the KIPO invalidated Applied’s patent and Applied has appealed this decision. Applied initiated a confirmation of scope action with the KIPO based on the same patent, which the KIPO dismissed on January 30, 2008. Applied has

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

appealed this decision to the Patent Court. Applied believes that it has meritorious claims that it intends to pursue vigorously.

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

Note 10	Restructuring and Asset Impairments

On November 12, 2008, Applied announced a restructuring program to reduce its global workforce by approximately 1,800 positions. During the first quarter of fiscal 2009, Applied recorded restructuring charges of $133 million associated with this program. The restructuring charges consisted of employee termination costs to reduce the Company’s workforce through a combination of attrition, voluntary separation and other workforce reduction programs. During the second quarter of fiscal 2009, Applied expanded the scope of the restructuring program by approximately 200 positions, resulting in an additional cost of $12 million, for an aggregate cost of $145 million for the first six months of fiscal 2009.

Changes in restructuring reserves related to severance under this restructuring program for the six months ended April 26, 2009 were as follows:

Severance
(In thousands)

Provision for restructuring reserves	$132,658
Consumption of reserves	(12,393)

Balance, January 25, 2009	120,265
Provision for restructuring reserves	12,243
Consumption of reserves	(77,895)

Balance, April 26, 2009	$54,613

Changes in restructuring reserves for the six months ended April 26, 2009 related to other restructuring plans and facilities realignment programs initiated in prior periods were as follows:

	Severance	Facilities	Total
	(In thousands)

Balance, October 26, 2008	$5,702	$14,745	$20,447
Provision for restructuring reserves	—	114	114
Consumption of reserves	(2,830)	(2,215)	(5,045)
Foreign currency changes	(182)	(1,123)	(1,305)

Balance, January 25, 2009	2,690	11,521	14,211
Consumption of reserves	(1,249)	(1,639)	(2,888)
Adjustment of restructuring reserves	—	(2,169)	(2,169)
Foreign currency changes	—	276	276

Balance, April 26, 2009	$1,441	$7,989	$9,430

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

During the second quarter of fiscal 2009, Applied determined that the carrying value of certain fixed assets to be sold exceeded the estimated fair value and, as a result, recorded a $15 million impairment charge. In addition, Applied incurred expenses of $1.5 million in connection with ceasing use of certain leased facilities.

Note 11	Stockholders’ Equity

Comprehensive Income

Components of comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	Three Months Ended		Six Months Ended
	April 26,	April 27,	April 26,	April 27,
	2009	2008	2009	2008
	(In thousands)

Net income (loss)	$(255,390)	$302,507	$(388,324)	$564,883
Pension liability adjustment	—	—	112	—
Change in unrealized net gain (loss) on investments	14,862	(20,499)	31,336	(18,892)
Change in unrealized net gain (loss) on derivative instruments qualifying as cash flow hedges	(8,093)	5,464	(8,303)	7,382
Foreign currency translation adjustments	1,207	335	(103)	2,721

Comprehensive income (loss)	$(247,414)	$287,807	$(365,282)	$556,094

Components of accumulated other comprehensive loss, on an after-tax basis where applicable, were as follows:

	April 26,	October 26,
	2009	2008
	(In thousands)

Pension liability	$(19,560)	$(19,672)
Retiree medical benefits	734	734
Unrealized gain (loss) on investments, net	6,352	(24,984)
Unrealized gain (loss) on derivative instruments qualifying as cash flow hedges	(264)	8,039
Cumulative translation adjustments	9,210	9,313

	$(3,528)	$(26,570)

For further details on derivative instruments, see Note 4 of the Notes to Consolidated Condensed Financial Statements.

Stock Repurchase Program

On September 15, 2006, Applied’s Board of Directors approved a stock repurchase program for up to $5.0 billion in repurchases over the three years ending in September 2009, of which authorization for $2.3 billion of repurchases remained as of April 26, 2009. Under this authorization, Applied implemented a systematic stock repurchase program and also has made supplemental repurchases of its common stock from time to time in the open market, depending on market conditions, stock price and other factors. In November 2008, Applied announced that it had temporarily suspended stock repurchases in light of uncertain global economic and market conditions.

Applied did not repurchase any shares of its common stock during the three months ended April 26, 2009. During the three months ended April 27, 2008, Applied repurchased 15,023,000 shares of its common stock at an average price of $19.97 per share for a total cash outlay of $300 million. During the six months ended April 26,

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

2009, Applied repurchased 1,942,000 shares of its common stock at an average price of $11.80 per share for a total cash outlay of $23 million. During the six months ended April 27, 2008, Applied repurchased 48,652,000 shares of its common stock at an average price of $18.50 per share for a total cash outlay of $900 million.

Dividends

In March 2009, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.06 per share payable on June 4, 2009 to stockholders of record as of May 14, 2009. In December 2008, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.06 per share that was paid on March 5, 2009 to stockholders of record as of February 12, 2009. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interest of Applied’s stockholders.

Note 12	Employee Benefit Plans

Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries, and a plan that provides certain medical and vision benefits to eligible retirees. A summary of the components of net periodic benefit costs of these defined and postretirement benefit plans for the three and six months ended April 26, 2009 and April 27, 2008 is presented below:

	Three Months Ended		Six Months Ended
	April 26,	April 27,	April 26,	April 27,
	2009	2008	2009	2008
	(In thousands)

Service cost	$3,290	$3,840	$6,580	$7,680
Interest cost	3,007	3,361	6,014	6,722
Expected return on plan assets	(1,863)	(2,211)	(3,726)	(4,422)
Amortization of actuarial loss	174	151	348	302
Amortization of prior service (credit) costs	(70)	62	(140)	124
Amortization of transition obligation	19	20	38	40

Net periodic pension cost	$4,557	$5,223	$9,114	$10,446

Note 13	Borrowing Facilities

Applied has credit facilities for unsecured borrowings in various currencies of up to $1.2 billion, of which $1.0 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to expire in January 2012. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at April 26, 2009. In May 2009, Applied amended this revolving credit agreement (see Note 18). Remaining credit facilities in the amount of approximately $150 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at April 26, 2009.

Note 14	Income Taxes

Applied’s effective income tax rate for the second quarter of fiscal 2009 was a benefit of 33.3 percent, and the income tax rate for the second quarter of fiscal 2008 was a provision of 33.4 percent. Both periods included the impact of restructuring charges. The income tax rate for the second quarter of fiscal 2009 also included a tax benefit

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

of $9 million from the settlement of certain tax matters with the state of California and a tax benefit of $12 million relating to impairments of certain strategic investments.

During the second quarter of 2009, an examination by the state of California for fiscal years 2003 and 2002 was settled, resulting in a reduction in the gross liability for unrecognized tax benefits in an amount of $20 million, exclusive of interest and penalties. Applied believes that within the next 12 months, an examination by the state of California for fiscal years 2005 and 2004 will be settled and will result in a reduction in unrecognized tax benefits of up to $10 million.

During the second quarter of fiscal 2009, the Internal Revenue Service began an examination of Applied’s federal income tax returns for fiscal years 2007 and 2006. Applied believes it has adequately reserved for any income tax uncertainties that may arise as a result of this examination.

Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, and the tax rate on equity compensation. Management carefully monitors these factors and adjusts the interim effective income tax rate accordingly.

Note 15	Impairment of Equity Method Investment and Strategic Investments

During the second quarter of fiscal 2009, Applied recognized $77 million in impairment charges consisting of $45 million associated with its equity method investment in Sokudo Co., Ltd., a Japanese joint venture company, and $32 million associated with other strategic investments.

Note 16	Industry Segment Operations

Applied’s four reportable segments are: Silicon, Applied Global Services, Display, and Energy and Environmental Solutions. Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Segment information is presented based upon Applied’s management organization structure as of April 26, 2009 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the Company’s reportable segments.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

Net sales and operating income (loss) for each reportable segment for the three and six months April 26, 2009 and April 27, 2008 were as follows:

	Three Months Ended		Six Months Ended
		Operating		Operating
	Net Sales	Income (Loss)	Net Sales	Income (Loss)
	(In thousands)

2009:
Silicon	$260,231	$(95,905)	$806,242	$(62,121)
Applied Global Services	319,315	(1,412)	664,409	24,198
Display	83,526	847	232,535	26,549
Energy and Environmental Solutions	357,005	(92,711)	650,287	(158,096)

Total Segment	$1,020,077	$(189,181)	$2,353,473	$(169,470)

2008:
Silicon	$1,267,808	$448,187	$2,505,137	$893,180
Applied Global Services	599,131	158,721	1,193,973	307,221
Display	197,651	59,428	330,763	93,696
Energy and Environmental Solutions	85,408	(70,963)	207,522	(119,016)

Total Segment	$2,149,998	$595,373	$4,237,395	$1,175,081

Reconciliations of total segment operating income to Applied’s consolidated operating income (loss) for the three and six months ended April 26, 2009 and April 27, 2008 were as follows:

	Three Months Ended		Six Months Ended
	April 26,	April 27,	April 26,	April 27,
	2009	2008	2009	2008
	(In thousands)

Total segment operating income (loss)	$(189,181)	$595,373	$(169,470)	$1,175,081
Corporate and unallocated costs	(77,393)	(157,112)	(160,424)	(314,951)
Restructuring and asset impairment charges	(26,709)	(510)	(159,481)	(49,496)

Income (loss) from operations	$(293,283)	$437,751	$(489,375)	$810,634

Note 17	Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued three related FASB Staff Positions (FSP): (i) FSP Statement of Financial Accounting Standard (SFAS) No. 157-4, “Determining Fair Value When the

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4), (ii) FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2 and SFAS 124-2), and (iii) FSP SFAS No. 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107 and APB 28-1), each of which will be effective for interim and annual periods ending after June 15, 2009 and will be adopted by Applied beginning in the third quarter of fiscal 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 “Fair Value Measurements”, in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. If Applied were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and Applied may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and SFAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 115-2 and SFAS 124-2 require increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. Prior to the effective date of FSP 107 and APB 28-1, fair values for these assets and liabilities have only been disclosed once a year. FSP 107 and APB 28-1 will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. Applied is evaluating the impact of the implementation of FSP 157-4, FSP 115-2 and SFAS 124-2, and FSP 107 and APB 28-1 on its consolidated financial statements.

In April 2009, the FASB issued FSP No. 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP 141(R)-1). FSP 141(R)-1 will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). FSP 141(R)-1 will carry forward the requirements in SFAS No. 141, “Business Combinations”, for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 141(R)-1 will have the same effective date as SFAS No. 141(R), and will therefore be effective for Applied in fiscal 2010. Applied expects that FSP 141(R)-1 will have an impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The new disclosures are required to be included in financial statements for fiscal years ending after December 15, 2009. Applied is evaluating the impact of the implementation of FSP 132(R)-1 on its consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” (SFAS 141(R)). The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) will be effective for Applied in fiscal 2010, with early adoption prohibited. Applied expects that SFAS 141(R) will have an impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the effective date.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) as well as FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date for Applied of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of Applied’s first quarter of fiscal 2010. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for Applied beginning in the first quarter of fiscal 2009. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active, and provides guidance on the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Applied adopted the effective portions of SFAS 157 beginning in the first quarter of fiscal 2009. See Note 4 for information and related disclosures regarding Applied’s fair value measurements.

Note 18	Subsequent Events

In May 2009, Applied amended its 5-year $1.0 billion revolving credit agreement, which continues to have a scheduled expiration date of January 2012. The amendment modifies certain terms of the credit agreement, including (i) replacing the existing funded-debt-to-adjusted-earnings ratio financial covenant with a minimum liquidity covenant and a funded-debt-to-total-capital ratio covenant and (ii) increasing the facility fee and applicable interest rate margins on advances. To date, Applied has not requested or received any borrowings under the credit agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements in this Quarterly Report on Form 10-Q and those made by the management of Applied, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Applied’s future financial or operating results, cash flows and cash deployment strategies, declaration of dividends, share repurchases, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, research and development, acquisitions and joint ventures, growth opportunities, customers, working capital, liquidity, investment portfolio and policies and legal proceedings, as well as industry trends and outlooks. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part II, Item 1A, “Risk Factors,” below and elsewhere in this report. Other risks and uncertainties may be disclosed in Applied’s prior Securities and Exchange Commission (SEC) filings. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Applied undertakes no obligation to revise or update any forward-looking statements.

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

Applied’s results historically have been driven primarily by worldwide demand for semiconductors, which in turn depends on end-user demand for electronic products. Each of Applied’s businesses is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for chips, LCDs, solar PVs and other electronic devices, as well as other factors, such as global economic and market conditions, and technological advances in fabrication processes.

Applied incurred net losses for the three and six months ended April 26, 2009, and management expects that industry conditions will remain extremely challenging for the remainder of fiscal 2009. Credit constraints in the financial markets and the weak global economy are compounding the impact of the highly cyclical markets in which Applied operates. Negative trends in consumer spending and pervasive economic uncertainty led some customers to significantly reduce factory operations and to reduce their projected spending plans during the first half of fiscal 2009, which severely impacted demand for manufacturing equipment and services. Factory utilization rates among a number of semiconductor and display manufacturers began to increase in the second quarter of fiscal 2009. However, a meaningful improvement in the equipment sector will depend on a sustainable recovery in customers’ end markets that can keep factories running at higher utilization and encourage investments in new capacity, as well as advanced technologies. In this uncertain macroeconomic and industry climate, Applied’s ability to forecast customer demand and the Company’s future performance is extremely limited. Applied currently expects that orders and net sales will be down overall in fiscal 2009.

The following table presents certain significant measurements for the three and six months ended April 26, 2009 and April 27, 2008:

	Three Months Ended			Six Months Ended
	April 26,	April 27,		April 26,	April 27,
	2009	2008	% Change	2009	2008	% Change
	(In millions, except per share amounts and percentages)

New orders	$649	$2,414	(73)%	$1,552	$4,914	(68)%
Net sales	$1,020	$2,150	(53)%	$2,353	$4,237	(44)%
Gross margin	$156	$967	(84)%	$547	$1,902	(71)%
Gross margin percent	15.2%	45.0%	(30 points )	23.2%	44.9%	(22 points )
Net income (loss)	$(255)	$303	(184)%	$(388)	$565	(169)%
Earnings (loss) per share	$(0.19)	$0.22	(186)%	$(0.29)	$0.41	(171)%

Financial results for the second quarter of fiscal 2009 reflected significantly reduced demand for manufacturing equipment and services due to unfavorable global economic and industry conditions. Total orders decreased significantly from the second quarter of fiscal 2008, primarily due to reduced demand for semiconductor and display products and services. Lower demand resulted in lower sales and gross margin. Net sales decreased during the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008, due to reduced demand for semiconductor equipment and services, partially offset by increased sales of solar manufacturing products. In addition, Applied recorded certain pre-tax charges of $166 million during the second quarter of fiscal 2009 that were associated with the poor economic and industry environment. These pre-tax charges consisted of equity investment impairments of: $77 million related to Applied’s equity method investment in Sokudo Co., Ltd. (Sokudo) and other strategic investments; additional inventory-related charges of $47 million; restructuring and asset impairment charges of $27 million; and bad debt provisions of $15 million.

Financial results for the first six months of fiscal 2009 similarly reflected significantly reduced demand for manufacturing equipment and services due to poor economic and industry conditions. Total orders decreased significantly from the first six months of fiscal 2008, primarily due to reduced demand for semiconductor and display products and services. Net sales decreased during the first six months of fiscal 2009 compared to the first six months of fiscal 2008, due primarily to a decrease in demand from semiconductor equipment and spares customers, partially offset by increased sales of solar manufacturing products. The net loss for the first six months of fiscal 2009 also reflected lower net sales and included restructuring charges of $145 million associated with a restructuring program announced on November 12, 2008; an impairment of equity method investment and other strategic investments of $77 million; inventory-related charges of $67 million; and bad debt provisions of $63 million.

Results of Operations

Applied received new orders of $649 million for the second quarter of fiscal 2009, down 73 percent from the second quarter of fiscal 2008. The decrease in new orders was across all segments and was primarily attributable to a decline in demand for equipment and services from semiconductor customers and lower demand by LCD equipment customers. New orders of $1.6 billion for the first six months of fiscal 2009 were down 68 percent from the first six months of fiscal 2008. The decrease in new orders for the first six months of fiscal 2009 was primarily attributable to declines in demand for equipment and services from semiconductor customers and decreased demand for LCD equipment.

New orders by geographic region (determined by the location of customers’ facilities) for the three and six months ended April 26, 2009 and April 27, 2008 were as follows:

	Three Months Ended				Six Months Ended
	April 26,		April 27,		April 26,		April 27,
	2009		2008		2009		2008
	($)	(%)	($)	(%)	($)	(%)	($)	(%)
	(In millions, except percentages)

North America*	128	20	291	12	365	24	797	16
Taiwan	127	19	538	22	146	9	1,333	27
Europe	124	19	300	13	471	30	578	12
Japan	101	16	305	13	255	16	597	12
Southeast Asia and China	86	13	442	18	166	11	709	15
Korea	83	13	538	22	149	10	900	18

Total	649	100	2,414	100	1,552	100	4,914	100

*	Primarily the United States.

Applied’s backlog for the most recent three fiscal quarters was as follows: $3.2 billion at April 26, 2009, $4.1 billion at January 25, 2009, and $4.8 billion at October 26, 2008. Backlog decreased 22 percent for the second quarter of 2009 compared to the first quarter of fiscal 2009, primarily due to financial debookings and cancellations. Financial debookings, which result from order push-outs beyond Applied’s 12 month recognition window, totaled $307 million for the second quarter of fiscal 2009. Cancellations for the second quarter of fiscal 2009 totaled $202 million. Backlog consists of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; (2) contractual service revenue and maintenance fees to be earned within the next 12 months; and (3) orders for SunFabtm thin film solar production lines that are anticipated to be recognized as revenue within the next 12 months. Due to the potential for customer changes in delivery schedules and order cancellations, Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods.

Net sales of $1.0 billion for the second quarter of fiscal 2009 decreased 53 percent from the second quarter of fiscal 2008. Net sales of $2.4 billion for the first six months of fiscal 2009 decreased 44 percent from the first six months of fiscal 2008. Net sales for the first half of fiscal 2009 reflected significantly lower sales of equipment and services to semiconductor and display customers, partially offset by increased sales of solar manufacturing products.

Net sales by geographic region (determined by the location of customers’ facilities) for the three and six months ended April 26, 2009 and April 27, 2008 were as follows:

	Three Months Ended				Six Months Ended
	April 26,		April 27,		April 26,		April 27,
	2009		2008		2009		2008
	($)	(%)	($)	(%)	($)	(%)	($)	(%)
	(In millions, except percentages)

North America*	212	21	341	16	594	25	829	20
Europe	231	23	165	8	429	18	381	9
Southeast Asia and China	164	16	332	15	370	16	578	13
Taiwan	162	16	519	24	306	13	1,135	27
Japan	155	15	363	17	371	16	681	16
Korea	96	9	430	20	283	12	633	15

Total	1,020	100	2,150	100	2,353	100	4,237	100

*	Primarily the United States.

Gross margin was 15.2 percent for the second quarter of fiscal 2009, down from 45.0 percent for the second quarter of fiscal 2008. The decrease in the gross margin percentage was due to lower net sales, lower-margin product mix, reduced factory absorption due to lower build volumes, and inventory charges. Gross margin during the second quarter of each of fiscal 2009 and 2008 included $8 million of equity-based compensation expense.

Operating expenses included expenses related to research, development and engineering (RD&E), marketing and selling (M&S), and general and administrative (G&A). Expenses related to RD&E, M&S and G&A totaled of $422 million for the second quarter of fiscal 2009, compared to $529 million for the second quarter of fiscal 2008. G&A expenses decreased 17 percent to $101 million for the second quarter of fiscal 2009, primarily due to lower controllable spending, which was partially offset by a provision for doubtful accounts receivable of $15 million. RD&E and M&S expenses decreased 21 percent to $321 million for the second quarter of fiscal 2009 due to cost control initiatives (including multi-week shutdowns) and lower headcount.

Expenses related to RD&E, M&S and G&A totaled $877 million for the first six months of fiscal 2009 compared to $1 billion for the first six months of fiscal 2008. G&A expenses increased 2 percent to $242 million for the first six months of fiscal 2009, primarily due to a bad debt provision of $63 million, partially offset by lower controllable spending. RD&E and M&S expenses decreased 21 percent to $635 million for the first six months of fiscal 2009 due to cost control initiatives (including multi-week shutdowns) and lower headcount.

Operating expenses for the second quarter of fiscal 2009 included fixed asset impairment charges of $15 million related to certain equipment to be sold, and restructuring charges of $12 million primarily associated with the program announced on November 12, 2008. Operating expenses for the second quarter of fiscal 2008 included restructuring and asset impairment charges of $0.5 million.

Operating expenses for the first six months of fiscal 2009 included restructuring charges of $145 million, primarily associated with the restructuring program announced on November 12, 2008, and asset impairment charges of $15 million related to certain fixed assets to be sold. Operating expenses for the first six months of fiscal 2008 included restructuring charges of $50 million associated with a global cost reduction plan and ceasing development of beamline implant products. (See Note 10 of Notes to Consolidated Condensed Financial Statements.)

During the second quarter of fiscal 2009, Applied recognized $77 million in impairment charges, consisting of $45 million associated with its equity method investment in Sokudo, a Japanese joint venture company, and $32 million in impairment charges associated with certain strategic investments.

Net interest income was $7 million for the second quarter of fiscal 2009, down from $26 million for the second quarter of fiscal 2008. Net interest income was $16 million for the first six months of fiscal 2009, down from $52 million for the first six months of fiscal 2008. Lower net interest income for the three and six months ended April 26, 2009 was primarily due to a reduction in the average short term investment balance, a decrease in interest rates, and an increase in net realized losses.

Applied’s effective income tax rate for the second quarter of fiscal 2009 was a benefit of 33.3 percent and included the effect of impairment and restructuring charges. Applied’s effective income tax rate was a provision of 33.4 percent for the comparable quarter of fiscal 2008. Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, and the tax rate on equity compensation. Management carefully monitors these factors and timely adjusts the interim effective income tax rate accordingly.

Segment Information

Applied reports financial results in four segments: Silicon, Applied Global Services, Display, and Energy and Environmental Solutions. A description of the products and services, as well as financial data, for each reportable segment can be found in Note 16 of Notes to Consolidated Condensed Financial Statements. Applied does not allocate to its reportable segments certain operating expenses that it manages separately at the corporate level. These unallocated costs include those for equity-based compensation and certain components of variable compensation, the global sales organization, corporate functions (certain management, finance, legal, human resources, marketing, and RD&E), and unabsorbed information technology and occupancy. Applied also does not allocate to its reportable segments restructuring and asset impairment charges or costs related to restructuring actions.

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

	Three Months Ended		Six Months Ended
	April 26,	April 27,	April 26,	April 27,
	2009	2008	2009	2008
	(In millions)

New orders	$259	$1,061	$505	$2,137
Net sales	260	1,268	806	2,505
Operating income (loss)	(96)	448	(62)	893

New orders were down 76 percent to $259 million for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008, and similarly decreased 76 percent to $505 million for the first six months of fiscal 2009 compared to the first six months of fiscal 2008. The decline in orders for the three and six months ended April 26, 2009 primarily reflected low demand from memory customers.

Net sales decreased 79 percent to $260 million for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. Net sales decreased 68 percent to $806 million for the first six months of fiscal 2009 compared to the first six months of fiscal 2008. The decrease in net sales for the three and six months ended April 26, 2009 was primarily due to decreased investment by memory customers. More than half of net sales in the Silicon segment during the second quarter of fiscal 2009 were attributable to three customers who are moving to new technology nodes for manufacturing chips.

For the second quarter of fiscal 2009, the Silicon segment reported an operating loss of $96 million compared to operating income of $448 million in the second quarter of fiscal 2008. For the first six months of fiscal 2009, the operating loss was $62 million compared to operating income of $893 million for the first six months of fiscal 2008. The decrease in operating income for the three and six months ended April 26, 2009 was due to significantly lower sales resulting in lower factory absorption, and an increase in bad debt expense, partially offset by lower operating expenses from cost control initiatives, including headcount reductions, multi-week shutdowns and lower controllable spending.

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

	Three Months Ended		Six Months Ended
	April 26,	April 27,	April 26,	April 27,
	2009	2008	2009	2008
	(In millions)

New orders	$236	$602	$546	$1,212
Net sales	319	599	664	1,194
Operating income (loss)	(1)	159	25	307

New orders decreased 61 percent to $236 million for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. New orders decreased 55 percent to $546 million for the first six months of fiscal 2009 compared to the first six months of fiscal 2008. The decline in orders for the three and six months ended April 26, 2009 was primarily from lower demand for spares and refurbished equipment as customers’ factory utilization reached historically low levels.

Net sales decreased 47 percent to $319 million for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. Net sales decreased 44 percent to $664 million for the first six months of fiscal 2009 compared to the first six months of fiscal 2008. The decrease in net sales for the three and six months ended April 26, 2009 reflected lower sales of spares and refurbished equipment, although the spares volumes showed improvement in the latter half of the second quarter of fiscal 2009.

For the second quarter of fiscal 2009, the Applied Global Services segment incurred an operating loss of $1 million compared to operating income of $159 million in the second quarter of fiscal 2008. Operating income decreased 92 percent to $25 million for the first six months of fiscal 2009 compared to the first six months of fiscal 2008. The decrease in operating income for the three and six months ended April 26, 2009 reflected lower sales volumes, higher manufacturing costs, and an increase in bad debt expense.

Display Segment

The Display segment encompasses products for manufacturing LCDs for TVs, personal computers and other video-enabled devices. The business is focused on growth by differentiation with larger-scale substrates, entry into new markets, and development of products to enable cost reductions through productivity and uniformity.

	Three Months Ended		Six Months Ended
	April 26,	April 27,	April 26,	April 27,
	2009	2008	2009	2008
	(In millions)

New orders	$13	$493	$39	$1,048
Net sales	84	198	233	331
Operating income (loss)	1	59	27	94

New orders decreased 97 percent to $13 million for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. New orders decreased 96 percent to $39 million for the first six months of fiscal 2009 compared to the first six months of fiscal 2008. The decline in orders for the three and six months ended April 26, 2009 reflected the slowdown in the display industry from comparable 2008 periods when display manufacturers added capacity.

Net sales decreased 58 percent to $84 million for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. Net sales decreased 30 percent to $233 million for the first six months of fiscal 2009 compared to the first six months of fiscal 2008. The decrease in net sales for the three and six months ended April 26, 2009 reflected lower orders.

Operating income decreased 98 percent to $1 million for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. Operating income decreased 71 percent to $27 million for the first six months of fiscal 2009 compared to the first six months of fiscal 2008. The decrease in operating income for the three and six months ended April 26, 2009 was due to significantly lower revenue, partially offset by lower operating expenses due to cost control initiatives, including headcount reductions, multi-week shutdowns and lower controllable spending.

Energy and Environmental Solutions Segment

The Energy and Environmental Solutions segment includes products for fabricating thin film and crystalline silicon (c-Si) solar PVs, high throughput roll-to-roll coating systems for flexible electronics and web products, and systems used in the manufacture of energy-efficient glass. This business is focused on delivering solutions to generate and conserve energy, with an emphasis on lowering the cost to produce solar power by providing equipment to enhance manufacturing scale and efficiency.

	Three Months Ended		Six Months Ended
	April 26,	April 27,	April 26,	April 27,
	2009	2008	2009	2008
	(In millions)

New orders	$141	$257	$462	$517
Net sales	357	85	650	208
Operating income (loss)	(93)	(71)	(158)	(119)

New orders decreased 45 percent to $141 million for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. New orders decreased 11 percent to $462 million for the first six months of fiscal 2009 compared to the first six months of fiscal 2008. The decline in orders for the three and six months ended April 26, 2009 reflected the challenging global economic environment and solar manufacturers’ difficulties in obtaining affordable capital.

Net sales more than doubled to $357 million for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008, and significantly increased to $650 million for the first six months of fiscal 2009 compared to the first six months of fiscal 2008. The increase in net sales for the three and six months ended April 26, 2009 reflected an increase in sales from SunFab and c-Si products. During the second quarter of fiscal 2009, Applied recognized revenue on two additional SunFab thin film lines, including the first tandem junction line that increases PV efficiency compared to single junction technology. In the second quarter of fiscal 2009, Applied also received its first performance bonus from one of the SunFab factories in production.

The operating loss in the Energy and Environmental Solutions segment increased 31 percent to $93 million for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. The operating loss increased 33 percent to $158 million for the first six months of fiscal 2009 compared to the first six months of fiscal 2008. The increase in operating loss for the three and six months ended April 26, 2009 was due to RD&E expenses and negative SunFab line margins, partially offset by higher net sales.

Financial Condition, Liquidity and Capital Resources

During the six months ended April 26, 2009, cash, cash equivalents and investments decreased by $403 million, from $3.5 billion as of October 26, 2008 compared to $3.1 billion as of April 26, 2009.

Cash, cash equivalents and investments consisted of the following:

	April 26,	October 26,
	2009	2008
	(In millions)

Cash and cash equivalents	$1,467	$1,412
Short-term investments	597	689
Long-term investments	1,001	1,367

Total cash, cash equivalents and investments	$3,065	$3,468

Applied used $101 million of cash in operating activities for the six months ended April 26, 2009, primarily due to the net loss incurred and a decrease in accounts payable and accrued expenses, partially offset by an increase in accounts receivable. In addition, there was a decrease in customer deposits and deferred revenue, and income taxes. The net loss was offset by the effect of non-cash charges, including restructuring and asset impairments, depreciation, amortization, impairment of equity method investment and strategic investments, equity-based compensation, and provision for bad debts. Applied sold accounts receivable and discounted certain letters of credit totaling $77 million for the six months ended April 26, 2009. Discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. For further details regarding discounting of letters of credit, see Note 5 of Notes to Consolidated Condensed Financial Statements. Days sales outstanding for the second quarter of fiscal 2009 decreased to 82 days, compared to 87 days in the first quarter of fiscal 2009, primarily due to collection efficiencies, discounting of letters of credits and sales of accounts receivable.

Applied generated $311 million of cash from investing activities during the six months ended April 26, 2009. Proceeds from sales and maturities of investments, net of purchases of investments, totaled $439 million. Capital expenditures were $128 million for the first six months of fiscal 2009 and included investment in the implementation of a global business software system.

Applied used $155 million of cash for financing activities during the six months ended April 26, 2009, consisting primarily of $160 million in cash dividends paid to stockholders and $23 million in common stock repurchases, offset by $28 million of cash generated from the issuance of common stock pursuant to Applied’s equity compensation programs. Since November 2008, Applied has temporarily suspended stock repurchases in order to maintain financial flexibility in light of uncertain global economic and market conditions.

In March 2009, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.06 per share that will be paid on June 4, 2009 to stockholders of record as of May 14, 2009. In December 2008, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.06 per share was paid on March 5, 2009 to stockholders of record as of February 12, 2009. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration and amount of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.

Applied has credit facilities for unsecured borrowings in various currencies of up to $1.2 billion, of which $1.0 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to expire in January 2012. The agreement provides for borrowings at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at April 26, 2009. No amounts were outstanding under this agreement at April 26, 2009. Remaining credit facilities in the amount of approximately $150 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at April 26, 2009.

In May 2009, Applied amended its 5-year $1.0 billion revolving credit agreement, which continues to have a scheduled expiration date of January 2012. The amendment modifies certain terms of the credit agreement, including (i) replacing the existing funded-debt-to-adjusted-earnings ratio financial covenant with a minimum liquidity covenant and a funded-debt-to-total-capital ratio covenant and (ii) increasing the facility fee and applicable interest rate margins on advances. To date, Applied has not requested or received any borrowings under the credit agreement.

In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of April 26, 2009, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was $112 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Applied expects that changes in its business will affect its working capital components, primarily related to its Energy and Environmental Solutions segment, which includes products for manufacturing solar PVs. Applied has entered into contracts with multiple customers for its SunFab Thin Film Line, for projects of varying scale. Fulfillment of these contracts requires Applied to invest in inventory, particularly work in process, which investment may be offset by customer deposits. Changes in these contracts may result in inventory charges if Applied determines the inventory to be in excess of anticipated demand.

Applied’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, municipal bonds, corporate bonds and, to a lesser extent, mortgage-backed and asset-backed securities, as well as equity securities. Applied regularly monitors the credit risk in its investment portfolio and takes appropriate measures, which may include the sale of certain securities, to manage such risks prudently in accordance with its investment policies.

In the second quarter of fiscal 2009, as part of its regular investment review process, Applied recorded impairment charges associated with its equity method investment in Sokudo and other strategic investments of $77 million. At April 26, 2009, Applied had a gross unrealized loss of $14 million due to a decrease in the fair value of certain fixed-rate debt and equity securities as a result of the recent turmoil in the global financial markets. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and Applied’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Generally, the contractual terms of the investments do not permit settlement at prices less than the amortized cost of the investments. While Applied cannot predict future market conditions or market liquidity, Applied believes that its investment policies provide an appropriate means to manage the risks in its investment portfolio. The following types of financial instruments may present additional risks arising from liquidity and/or credit concerns: structured investment vehicles, auction rate securities, sub-prime and “Alt-A” mortgage-backed securities, and collateralized debt obligations. At April 26, 2009, Applied’s holdings in these categories of investments totaled $13 million, or 1% of total cash, cash equivalents and investments, which Applied does not consider to be material. In the event that these categories of investments become illiquid, Applied does not believe that this will materially affect its liquidity or results of operations.

During the six months ended April 26, 2009, Applied recorded bad debt expense of $63 million as a result of certain customers’ deteriorating financial condition. While Applied believes that its allowance for doubtful accounts at April 26, 2009 is adequate, it will continue to closely monitor customer liquidity and other economic conditions.

Applied’s cash requirements fluctuate based on the timing and extent of factors such as those discussed above and in Part II, Item 1A, “Risk Factors.” Applied’s management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy Applied’s liquidity requirements for the next 12 months. For further details regarding Applied’s operating, investing and financing activities, see the Consolidated Condensed Statements of Cash Flows in this report.

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

Inventory Valuation

Inventories are generally stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The carrying value of inventory is reduced for estimated obsolescence by the difference between its cost and the estimated market value based upon assumptions about future demand. Applied evaluates the inventory carrying value for potential excess and obsolete inventory exposures by analyzing historical and anticipated demand. In addition, inventories are evaluated for potential obsolescence due to the effect of known and anticipated engineering change orders and new products. If actual demand were to be substantially lower than estimated, additional adjustments for excess or obsolete inventory may be required, which could have a material adverse effect on Applied’s business, financial condition and results of operations.

Goodwill and Intangible Assets

Applied reviews goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also reviews goodwill and intangibles with indefinite lives annually for impairment. Intangible assets, such as purchased technology, are generally recorded in connection with a business acquisition. The value assigned to intangible assets is usually based on estimates and judgments regarding expectations for the success and life cycle of products and technology acquired. If actual product acceptance differs significantly from the estimates, Applied may be required to record an impairment charge to write down the asset to its realizable value. The fair value of a reporting unit is estimated using the income approach and the market approach. A severe decline in market value could result in an unexpected impairment charge for impaired goodwill, which could have a material adverse effect on Applied’s business, financial condition and results of operations.

Income Taxes

Applied accounts for income taxes by recognizing deferred tax assets and liabilities using statutory tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities, net operating losses and tax credit carryforwards. Deferred tax assets are also reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. Management has determined that it is more likely than not that Applied’s future taxable income will be sufficient to realize its deferred tax assets.

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

Equity-Based Compensation — Employee Stock Option Plans and Employee Stock Purchase Plans

Effective on October 31, 2005, Applied began accounting for stock options and Employee Stock Purchase Plan (ESPP) shares under the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)), which requires recognition of the fair value of equity-based compensation. The fair value of stock options and ESPP shares is estimated using a Black-Scholes option valuation model. This methodology requires the use of subjective assumptions including expected stock price volatility and the estimated life of each award. The fair value of equity-based compensation awards less the estimated forfeitures is amortized over the service period of the award, and Applied has elected to use the straight-line method. The fair value of restricted stock units is calculated based upon the fair market value of Applied’s common stock at the date of grant. (See Note 1 of Notes to Consolidated Condensed Financial Statements).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $1.7 billion at April 26, 2009. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at April 26, 2009, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $23 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated condensed statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

Certain operations of Applied are conducted in foreign currencies. Applied enters into currency forward exchange and option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 24 months. Gains and losses on these contracts are generally recognized in income at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on currency forward exchange and option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. For further details, see Note 4 and Note 11 of Notes to Consolidated Condensed Financial Statements.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act), Applied’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of Applied’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Applied’s disclosure controls and procedures were effective as of the end of the period covered by this report in ensuring that information required to be disclosed in Applied’s SEC reports is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to Applied’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The information set forth above under the caption “Legal Matters” in Note 9 contained in Notes to Consolidated Condensed Financial Statements is incorporated herein by reference.

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

The current severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy are contributing to significant slowdowns in the industries in which Applied operates, which slowdowns are expected to worsen if these economic conditions are prolonged or deteriorate further. The markets for semiconductors and flat panel displays in particular depend largely on consumer spending. Economic uncertainty exacerbates negative trends in consumer spending and may cause certain Applied customers to push out, cancel, or refrain from placing orders for equipment or services, which may reduce net sales, reduce backlog, and affect Applied’s ability to convert backlog to sales. Difficulties in obtaining capital and uncertain market conditions may also lead to the inability of some customers to obtain affordable financing and to customer insolvencies, resulting in lower sales and/or additional inventory or bad debt expense for Applied. These conditions may also similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for Applied’s products. In addition, these conditions may lead to strategic alliances by, or consolidation of, other equipment manufacturers, which could adversely affect Applied’s ability to compete effectively.

Further, these adverse conditions and uncertainty about future economic and industry conditions make it challenging for Applied to forecast its operating results, make business decisions, and identify the risks that may affect its business, sources and use of cash, financial condition and results of operations. If these conditions persist or worsen, Applied may be required to implement additional cost reduction efforts, including restructuring activities, and/or modify its business model, which may adversely affect Applied’s ability to capitalize on opportunities in a market recovery. In addition, Applied maintains an investment portfolio that is subject to general credit, liquidity, foreign exchange, market and interest rate risks and that also includes some exposure to asset-backed and mortgage-backed securities. The risks to Applied’s investment portfolio may be exacerbated by deteriorating financial market conditions and, as a result, the value and liquidity of the investment portfolio could be negatively impacted and lead to impairment charges. If Applied is not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment and industry conditions, Applied’s business, financial condition or results of operations may be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes in the various industries in which it operates.

The global semiconductor, flat panel display, solar and related industries in which Applied operates are characterized by ongoing changes affecting some or all of these industries, including:

•	increasing capital requirements for building and operating new fabrication plants and the resulting effect on customers’ ability to raise the necessary capital;

•	the varying growth rates of the semiconductor, display and solar industries;

•	the increasing cost and complexity for customers to move from product design to volume manufacturing and the resulting impact on new technology adoption rates;

•	the importance of reducing the total cost of system ownership, due in part to the increasing significance of lower-cost consumer electronics as a driver for semiconductor and LCD demand;

•	fluctuating levels of business information technology spending;

•	the heightened importance to customers of system reliability and productivity and the effect on demand for systems as a result of their increasing productivity, device yield and reliability;

•	increased pressure to develop products with sufficient differentiation to successfully influence technology-leading customers’ purchasing decisions;

•	demand for shorter cycle times for the development, manufacture and installation of manufacturing equipment;

•	price and performance trends for semiconductor devices, LCDs and solar PVs, and the corresponding effect on demand for such products;

•	the increasing importance of spare parts availability to maximize system uptime;

•	the increasing role for and complexity of software; and

•	the increasing focus on energy usage, the environment and sustainability.

If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the semiconductor, flat panel display, solar and related industries, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes specific to the semiconductor industry.

The largest portion of Applied’s revenues historically has come from sales of manufacturing equipment to the global semiconductor industry, and this business historically has also been the most profitable. Changes in the semiconductor industry have led to a decrease in the percentage of Applied’s revenue attributable to its semiconductor equipment business as a percentage of overall revenue, which in turn negatively impacts the Company’s net income. In addition, a majority of the revenues of Applied Global Services is from sales of service products to semiconductor manufacturers. In addition to the general industry changes described in the preceding risk factor, the semiconductor industry is characterized by ongoing changes particular to that industry, including:

•	the increasing cost of semiconductor R&D due to many factors, including decreasing linewidths, the increasing number of materials, device structures, applications and process steps, and the increasing cost, complexity and integration of manufacturing process development and chip design;

•	the growing types and varieties of semiconductors and expanding number of applications across multiple substrate sizes, resulting in divergent technical demands;

•	differing rates of market growth for, and capital investments by, various semiconductor device makers, such as memory (including NAND flash and DRAM), logic and foundry;

•	the increasing cost and complexity for semiconductor manufacturers to move volume manufacturing from one technology node to the next smaller technology node, and the resulting impact on the technology transition rate and the rate of investment in capital equipment;

•	an imbalance between (i) the revenue received by semiconductor equipment manufacturers from the sale of 300mm systems compared to 200mm systems, and (ii) the increased productivity afforded to semiconductor manufacturers by 300mm systems relative to 200mm systems;

•	the continuing concentration of profitability in certain semiconductor manufacturers that is: (i) reducing the ability of certain semiconductor manufacturers to purchase manufacturing equipment; (ii) increasing the pressure on semiconductor equipment companies to reduce costs; and (iii) resulting in semiconductor equipment companies’ R&D becoming more customer-specific;

•	the effect of the decreasing number of new chip designs on the rate of capital equipment investment;

•	technology changes in related markets, such as lithography;

•	the increasing fragmentation of certain markets for semiconductors and the resulting effect on the number of individual markets that have the ability to financially justify the cost of a new fabrication plant;

•	the cost, technical complexity and timing of a proposed transition from 300 mm to 450 mm wafers; and

•	increasing costs, complexity and competitiveness in the semiconductor industry that has resulted in the decreasing profitability of many manufacturers, causing them to enter into collaboration, cooperation or cost-sharing arrangements with other manufacturers, to outsource some or all manufacturing activities, or to focus on particular markets or applications.

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

An increasing portion of Applied’s business is in the emerging solar market, which, in addition to the general industry changes described above in the third risk factor, is characterized by ongoing changes particular to the solar industry, including:

•	changes in demand for solar PV products arising from, among other things, the cost and performance of solar PV technology compared to the cost of electricity from the existing grid or other energy sources;

•	the important roles played by governments and governmental agencies around the world in influencing the rate of growth of the market for solar products through their energy policies, including the adequacy of or changes in government energy policies, including the availability and amount of government incentives for

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

As part of its growth strategy, Applied must successfully expand into related or new markets and industries, either with its existing nanomanufacturing technology products or with new products developed internally or obtained through acquisitions. The entry into different markets involves additional challenges, including those arising from:

•	the need to devote additional resources to develop new products for, and operate in, new markets;

•	differing rates of profitability and growth among its multiple businesses;

•	Applied’s ability to anticipate demand, capitalize on opportunities, and avoid or minimize risks;

•	the complexity of managing multiple businesses with variations in production planning, execution, supply chain management and logistics;

•	the adoption of new business models, such as the supply of an integrated production line consisting of a suite of Applied and non-Applied equipment to manufacture solar PVs;

•	the need to develop adequate new business processes and systems;

•	Applied’s ability to rapidly expand its operations to meet increased demand and the associated effect on Applied’s working capital;

•	new materials, processes and technologies;

•	the need to attract, motivate and retain employees with skills and expertise in these new areas;

•	new and more diverse customers and suppliers, including some with limited operating histories, uncertain and/or limited funding, evolving business models and/or locations in regions where Applied does not have existing operations;

•	different customer service requirements;

•	new and/or different competitors with potentially more financial or other resources and industry experience;

•	entry into new industries and countries, with differing levels of government involvement, laws and regulations, and business and employment practices;

•	third parties’ intellectual property rights; and

•	the need to comply with, or work to establish, industry standards and practices.

If Applied does not successfully manage the risks resulting from its diversification and entry into new markets and industries, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to the risks of operating a global business.

In the second quarter of fiscal 2009, approximately 79 percent of Applied’s net sales were to customers in regions outside the United States. Certain of Applied’s R&D and/or manufacturing facilities, as well as suppliers to

Applied, are also located outside the United States, including in China. The global nature of Applied’s business and operations presents challenges, including but not limited to those arising from:

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

Applied’s semiconductor and flat panel display customer bases historically have been, and are becoming even more, highly concentrated. In addition, certain customers have entered into strategic alliances or industry consortia that have increased the influence of key industry participants in technology decisions made by their partners. In the solar area, while the number of solar PV manufacturing customers increases as the number of market entrants grows, the size of contracts with particular customers is expected to rise substantially as the industry moves to greater solar module factory output capacity, including capacity sufficient to annually generate electricity on a gigawatt scale. The ongoing adverse conditions in the credit and financial markets and industry slowdowns have caused, and may continue to cause, some customers to exit businesses, merge with other manufacturers or file for bankruptcy protection and potentially cease operations. In this environment, contracts or orders from a relatively limited number of semiconductor, display and solar manufacturers have accounted for, and are expected to continue to account for, a substantial portion of Applied’s business. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they substantially reduce, delay or cancel orders, Applied may not be able to replace the business. As Applied’s products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant, non-recoverable costs. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to Applied. In addition, certain customers have undergone significant ownership and/or management changes, outsourced manufacturing activities, engaged in collaboration or cooperation arrangements with other customers, or consolidated with other customers, each of which may result in additional complexities in managing customer relationships and transactions, as well as cancelled or decreased orders and lower net sales. These factors could have a material adverse effect on Applied’s business, financial condition and results of operations.

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

Applied also makes strategic investments in other companies, including companies formed as joint ventures, which may decline in value and/or not meet desired objectives. The success of these investments depends on various factors over which Applied may have limited or no control and, particularly with respect to joint ventures, requires ongoing and effective cooperation with strategic partners. The risks to Applied’s strategic investment portfolio may be exacerbated by unfavorable financial market and macroeconomic conditions and, as a result, the value of the investment portfolio could be negatively impacted and lead to impairment charges. Mergers and acquisitions and strategic investments are inherently subject to significant risks, and the inability to effectively manage these risks could materially and adversely affect Applied’s business, financial condition and results of operations. If Applied does not successfully manage the risks associated with acquisitions and strategic investments, its business, financial condition and results of operations could be materially and adversely affected.

Manufacturing interruptions or delays could affect Applied’s ability to meet customer demand, while the failure to estimate customer demand accurately could result in excess or obsolete inventory.

Applied’s business depends on its ability to supply equipment, services and related products that meet the rapidly changing technical and volume requirements of its customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers. Some key parts may be subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers located in countries other than the United States, including China. Further, the ongoing adverse conditions in the credit and financial markets and industry slowdowns have caused, and may continue to cause, some suppliers to scale back operations, exit businesses, merge with other companies, or file for bankruptcy protection and possibly cease operations, potentially affecting Applied’s ability to obtain parts. Applied may experience significant interruptions of its manufacturing operations, delays in its ability to deliver products or services, increased costs or customer order cancellations as a result of:

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

Applied’s success and competitiveness depend in large part on its ability to attract, retain and motivate key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, changes in Applied’s management or leadership, competitors’ hiring practices, cost reduction activities (including workforce reductions, unpaid shutdowns and salary reductions), and the effectiveness of Applied’s compensation programs, including its equity-based programs. Applied periodically evaluates its overall compensation program and makes adjustments, as appropriate, to enhance its competitiveness. If Applied does not successfully attract, retain and motivate key employees, Applied may be unable to capitalize on its opportunities and its operating results may be materially and adversely affected.

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

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Applied was held on March 10, 2009 in Santa Clara, California. Eleven incumbent directors were re-elected without opposition to serve one-year terms in office. The results of this election were as follows:

	Vote for	Votes Withheld
Name of Director	(Shares)	(Shares)

Michael R. Splinter	1,148,963,720	33,199,948
Aart J. de Geus	1,165,775,010	16,388,657
Stephen R. Forrest	1,164,537,444	17,626,224
Philip V. Gerdine	1,153,367,531	28,796,136
Thomas J. Iannotti	1,165,694,826	16,468,841
Alexander A. Karsner	1,163,625,958	18,537,709
Charles Y.S. Liu	1,165,857,997	16,305,671
Gerhard H. Parker	1,165,792,682	16,370,985
Dennis D. Powell	1,166,290,908	15,872,760
Willem P. Roelandts	1,165,433,914	16,729,753
James E. Rogers	981,599,470	200,564,197

On a proposal to approve amendments to the Certificate of Incorporation that eliminate supermajority voting provisions contained in the Certificate, there were 1,156,417,906 votes cast in favor, 19,897,229 votes cast against and 5,842,062 abstentions.

On a proposal to ratify the appointment of KPMG LLP as Applied’s independent registered public accounting firm for the current fiscal year, there were 1,170,298,554 votes cast in favor, 8,869,037 votes cast against and 2,997,107 abstentions.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit
No	Description

3.1	Certificate of Incorporation of Applied Materials, Inc., as amended and restated through March 10, 2009
3.2	Certificate of Designation, Preferences and Rights of the Terms of the Series A Junior Participating Preferred Stock dated as of July 9, 1999, incorporated by reference to Applied’s Form 10-Q for the quarter ended August 1, 1999 (file no. 000-06920) filed September 14, 1999
10.66	Reduction in Named Executive Officer Salaries and Foregoing of Bonuses
10.67	Reduction in Non-Employee Director Cash Retainers
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ GEORGE S. DAVIS
George S. Davis
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

June 3, 2009

By:	/s/ YVONNE WEATHERFORD
Yvonne Weatherford
Corporate Vice President,
Corporate Controller
(Principal Accounting Officer)

June 3, 2009