Form 10-Q
period 2009-07-26
APPLIED MATERIALS INC /DE
filed 2009-09-01
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 26, 2009
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

Number of shares outstanding of the issuer’s common stock as of July 26, 2009: 1,333,714,002

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
Item 6. Exhibits
SIGNATURES
EX-10.71
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	July 26,	July 27,	July 26,	July 27,
	2009	2008	2009	2008
		(Unaudited)
	(In thousands, except per share amounts)

Net sales	$1,133,740	$1,848,168	$3,487,213	$6,085,563
Cost of products sold	808,866	1,105,854	2,615,244	3,441,440

Gross margin	324,874	742,314	871,969	2,644,123
Operating expenses:
Research, development and engineering	234,052	268,559	699,927	828,900
General and administrative	88,487	129,341	330,808	367,352
Marketing and selling	79,518	115,944	248,311	359,271
Restructuring and asset impairments	—	138	159,481	49,634

Income (loss) from operations	(77,183)	228,332	(566,558)	1,038,966
Pre-tax loss of equity method investment	—	6,308	34,983	25,660
Impairment of equity method investment and strategic investments	2,341	—	79,422	—
Interest expense	4,893	4,859	15,945	15,660
Interest income	10,233	25,399	37,257	88,383

Income (loss) before income taxes	(74,184)	242,564	(659,651)	1,086,029
Provision (benefit) for income taxes	(19,319)	77,796	(216,462)	356,378

Net income (loss)	$(54,865)	$164,768	$(443,189)	$729,651

Earnings (loss) per share:
Basic	$(0.04)	$0.12	$(0.33)	$0.54
Diluted	$(0.04)	$0.12	$(0.33)	$0.53
Weighted average number of shares:
Basic	1,333,278	1,350,526	1,331,410	1,359,492
Diluted	1,333,278	1,367,557	1,331,410	1,375,656

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS*

	July 26,	October 26,
	2009	2008
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1,555,470	$1,411,624
Short-term investments	583,188	689,044
Accounts receivable, net	842,169	1,691,027
Inventories	1,748,507	1,987,017
Deferred income taxes, net	304,706	388,807
Income taxes receivable	421,935	125,605
Other current assets	308,817	371,033

Total current assets	5,764,792	6,664,157
Long-term investments	990,167	1,367,056
Property, plant and equipment	2,876,731	2,831,952
Less: accumulated depreciation and amortization	(1,788,673)	(1,737,752)

Net property, plant and equipment	1,088,058	1,094,200
Goodwill, net	1,171,740	1,174,673
Purchased technology and other intangible assets, net	327,351	388,429
Equity method investment	—	79,533
Deferred income taxes and other assets	238,173	238,270

Total assets	$9,580,281	$11,006,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,203	$1,068
Accounts payable and accrued expenses	1,056,532	1,545,355
Customer deposits and deferred revenue	911,485	1,225,735
Income taxes payable	69,763	173,394

Total current liabilities	2,038,983	2,945,552
Long-term debt	201,200	201,576
Other liabilities	326,489	310,232

Total liabilities	2,566,672	3,457,360

Stockholders’ equity:
Common stock	13,337	13,308
Additional paid-in capital	5,198,613	5,095,894
Retained earnings	10,896,826	11,601,288
Treasury stock	(9,100,915)	(9,134,962)
Accumulated other comprehensive income (loss)	5,748	(26,570)

Total stockholders’ equity	7,013,609	7,548,958

Total liabilities and stockholders’ equity	$9,580,281	$11,006,318

*	Amounts as of July 26, 2009 are unaudited. Amounts as of October 26, 2008 are derived from the October 26, 2008 audited consolidated financial statements.

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	July 26,	July 27,
	2009	2008
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(443,189)	$729,651
Adjustments required to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	219,609	240,039
Loss on fixed asset retirements	16,165	27,880
Provision for bad debts	62,539	—
Restructuring and asset impairments	159,481	49,634
Deferred income taxes	96,117	(60,886)
Excess tax benefits from equity-based compensation plans	—	(5,406)
Net recognized loss (gain) on investments	13,083	(1,244)
Pretax loss of equity-method investment	34,983	25,660
Impairment of equity-method investment and strategic investments	79,422	—
Equity-based compensation	116,114	135,165
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	786,319	534,104
Inventories	238,510	(504,555)
Other current assets	49,990	77,593
Other assets	(7,134)	(4,383)
Accounts payable and accrued expenses	(632,193)	(127,423)
Customer deposits and deferred revenue	(314,250)	530,347
Income taxes	(419,297)	(66,603)
Other liabilities	36,527	4,578

Cash provided by operating activities	92,796	1,584,151

Cash flows from investing activities:
Capital expenditures	(187,804)	(209,512)
Cash paid for acquisition, net of cash acquired	—	(235,324)
Proceeds from sales and maturities of investments	1,121,026	4,514,648
Purchases of investments	(649,417)	(4,608,845)

Cash provided by (used in) investing activities	283,805	(539,033)

Cash flows from financing activities:
Debt repayments	(241)	(1,854)
Proceeds from common stock issuances	29,406	334,575
Common stock repurchases	(22,906)	(1,199,984)
Excess tax benefits from equity-based compensation plans	—	5,406
Payment of dividends to stockholders	(239,756)	(245,559)

Cash used in financing activities	(233,497)	(1,107,416)

Effect of exchange rate changes on cash and cash equivalents	742	108

Increase (decrease) in cash and cash equivalents	143,846	(62,190)

Cash and cash equivalents — beginning of period	1,411,624	1,202,722

Cash and cash equivalents — end of period	$1,555,470	$1,140,532

Supplemental cash flow information:
Cash payments for income taxes	$139,625	$349,914
Cash payments for interest	$7,212	$7,243

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1	Basis of Presentation and Equity-Based Compensation

Basis of Presentation

In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 26, 2008 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 26, 2008 (2008 Form 10-K). Applied’s results of operations for the three and nine months ended July 26, 2009 are not necessarily indicative of future operating results.

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

During the three months ended July 26, 2009 and July 27, 2008, Applied recognized equity-based compensation expense related to stock options, ESPP shares, restricted stock units and restricted stock of $43 million and $46 million, respectively. During the three months ended July 26, 2009 and July 27, 2008, Applied recognized income tax benefits related to equity-based compensation of $12 million and $13 million, respectively. During the first nine months of fiscal 2009, Applied recognized total equity-based compensation expense of $116 million and a tax benefit of $33 million. During the first nine months of fiscal 2008, Applied recognized total equity-based compensation expense of $135 million and a tax benefit of $38 million. The equity-based compensation expense related to restricted stock units and restricted stock for the three months ended July 26, 2009 and July 27, 2008 was $31 million and $34 million, respectively, and for the nine months ended July 26, 2009 and July 27, 2008 was $94 million and $101 million, respectively. The estimated fair value of Applied’s equity-based awards, less expected forfeitures, is amortized over the awards’ service periods on a straight-line basis.

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

	Three Months Ended		Nine Months Ended
	July 26,	July 27,	July 26,	July 27,
	2009	2008	2009	2008

Stock Options:
Dividend yield	2.25%	1.24%	2.80%	1.24%
Expected volatility	46%	32%	50%	32%
Risk-free interest rate	1.3%	2.9%	1.3%	3.0%
Expected life (in years)	3.0	3.9	3.0	3.9

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, Applied periodically reviews historical employee exercise behavior with respect to option grants.

Applied granted 13,000 and 24,514,000 stock options during the three and nine months ended July 26, 2009, respectively. Applied granted 6,000 and 7,000 stock options during the three and nine months ended July 27, 2008, respectively. The weighted average grant date fair value of options granted during the three months ended July 26, 2009 and July 27, 2008 was $2.99 and $5.05, respectively, and for options granted during the nine months ended July 26, 2009 and July 27, 2008, the value was $2.52 and $5.05, respectively.

Employee Stock Purchase Plans

Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning of the applicable offering period or at the end of each applicable purchase period. Effective March 2, 2009, the length of offering periods under the ESPP was reduced to 6 months, from a maximum of 24 months in duration. The incremental compensation cost associated with this modification was insignificant. Based on the Black-Scholes option pricing model, the weighted average estimated fair value of purchase rights under the ESPP was $2.99 and $4.88 for the nine months ended July 26, 2009 and July 27, 2008, respectively. No shares were issued under the ESPP during the three months ended July 26, 2009 and July 27, 2008, respectively. The number of shares issued during the nine months ended July 26, 2009 and July 27, 2008 was 3,536,000 and 2,294,000, respectively. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Nine Months Ended
	July 26,	July 27,
	2009	2008

ESPP:
Dividend yield	2.71%	1.19%
Expected volatility	69%	29%
Risk-free interest rate	0.41%	4.63%
Expected life (in years)	0.5	1.25

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units and Restricted Stock

Restricted stock units are converted into shares of Applied common stock upon vesting on a one-for-one basis. Restricted stock units typically vest over three to four years. Vesting of restricted stock units usually is subject to the grantee’s continued service with Applied. The compensation expense related to these awards is determined using the fair market value of Applied common stock on the date of the grant, and the compensation expense is recognized over the vesting period. There were 2,811,000 and 1,603,000 restricted stock units granted in the three months ended July 26, 2009 and July 27, 2008, respectively, and 3,383,000 and 3,752,000 restricted stock units granted in the nine months ended July 26, 2009 and July 27, 2008, respectively.

Beginning in fiscal 2007, Applied initiated a performance-based equity award program for named executive officers and other key employees. These awards vest only if specific performance goals set by the Human Resources and Compensation Committee of Applied’s Board of Directors (the Committee) are achieved and if the grantee remains employed by Applied through the applicable vesting date. The performance goals require the achievement of targeted relative annual operating profit margin levels as compared to Applied’s peer companies in at least one of the four fiscal years beginning with the fiscal year of the grant. There were no performance-based awards granted in the nine months ended July 26, 2009. The Committee approved the award of 1,565,000 performance-based restricted stock units under this program for fiscal year 2008. The Committee also approved an award of 100,000 shares of performance-based restricted stock for fiscal year 2008 to Applied’s President and Chief Executive Officer at a purchase price of $0.01 per share. The fair value of the performance-based restricted stock units and restricted stock is estimated using the fair market value of Applied common stock on the date of the grant and assumes that the performance goals will be achieved. If achieved, the award vests over a specified remaining service period. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the service period and is reduced for estimated forfeitures. As of July 26, 2009, 70% of the performance goals associated with the fiscal 2008 awards were achieved. The performance goals associated with the remaining 30% may still be achieved, depending on future performance, during the remaining three fiscal years.

Note 2	Treasury Stock

Applied records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid in capital. If Applied reissues treasury stock at an amount below its acquisition cost and additional paid in capital associated with prior treasury stock transactions is insufficient to cover the difference between the acquisition cost and the reissue price, this difference is recorded against retained earnings. During the nine months ended July 26, 2009, shares of treasury stock were issued in connection with Applied’s ESPP at an aggregate value that was less than the treasury stock’s acquisition price, resulting in $20 million being recorded against retained earnings.

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

Applied’s net income (loss) has not been adjusted for any period presented for purposes of computing basic or diluted earnings (loss) per share due to the Company’s non-complex capital structure.

For purposes of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair value of Applied common stock for the period, as the effect would be anti-dilutive. Accordingly, options to purchase 25,022,000 shares of common stock for the three months ended July 27, 2008, and 27,512,000 shares of common stock for the nine months ended

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

July 27, 2008, were excluded from the computation. Potential common shares have not been included in the calculation of diluted net loss per share, as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for the three and nine months ended July 26, 2009 are the same. The number of potential common shares that could dilute basic earnings per share in the future was 91,655,000 for the three and nine months ended July 26, 2009.

Note 4	Financial Instruments and Fair Value

Investments

Investments by security type at July 26, 2009 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

U.S. Treasury and agency securities	$635,068	$10,115	$160	$645,023
Obligations of states and political subdivisions	404,995	8,013	351	412,657
U.S. commercial paper, corporate bonds and medium-term notes	304,959	3,961	1,043	307,877
Other debt securities	106,442	1,459	4,110	103,791

Total fixed income securities	1,451,464	23,548	5,664	1,469,348
Publicly traded equity securities	9,572	4,555	—	14,127
Equity investments in privately-held companies	89,880	—	—	89,880

Total	$1,550,916	$28,103	$5,664	$1,573,355

Investments by security type at October 26, 2008 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

U.S. Treasury and agency securities	$583,979	$5,839	$1,257	$588,561
Obligations of states and political subdivisions	749,225	1,993	2,824	748,394
U.S. commercial paper, corporate bonds and medium-term notes	382,054	141	14,903	367,292
Other debt securities	255,777	535	11,507	244,805
Bank certificate of deposit	342	—	2	340

Total fixed income securities	1,971,377	8,508	30,493	1,949,392
Publicly traded equity securities	29,165	—	17,205	11,960
Equity investments in privately-held companies	94,748	—	—	94,748

Total	$2,095,290	$8,508	$47,698	$2,056,100

Cash and cash equivalents included investments in debt and other securities of $189 million at July 26, 2009 and $224 million at October 26, 2008. Other debt securities consist primarily of investment grade asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Contractual maturities of investments at July 26, 2009 were as follows:

		Estimated
	Cost	Fair Value
	(In thousands)

Due in one year or less	$562,596	$566,762
Due after one through five years	758,482	773,286
Due after five years	23,944	25,508
No single maturity date*	205,894	207,799

	$1,550,916	$1,573,355

*	Securities with no single maturity date include publicly traded equity securities, asset and mortgage-backed securities.

At July 26, 2009, Applied had a gross unrealized loss of $6 million due to a decrease in the fair value of certain fixed income securities primarily as a result of the continuing turmoil in the global financial markets. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of the investments do not permit settlement at prices less than the amortized cost of the investments. Applied has determined that the gross unrealized losses on its investments at July 26, 2009 are temporary in nature. Accordingly, Applied does not consider the investments to be other-than-temporarily impaired at July 26, 2009.

The following table provides the gross unrealized losses and the fair market value of Applied’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of July 26, 2009.

	In Loss Position for		In Loss Position for
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)

U.S. Treasury and agency securities	$60,315	$160	$—	$—	$60,315	$160
Obligations of states and political subdivisions	55,975	329	3,405	22	59,380	351
U.S. commercial paper, corporate bonds and medium-term notes	111,149	368	29,785	675	140,934	1,043
Other debt securities	1,572	108	34,705	4,002	36,277	4,110

Total	$229,011	$965	$67,895	$4,699	$296,906	$5,664

Applied manages its cash equivalents and investments, excluding strategic investments, as a single portfolio of highly marketable securities that is intended to be available to meet Applied’s current cash requirements. For the three months ended July 26, 2009, gross realized gains on sales of investments and gross realized losses were each $1 million. For the three months ended July 27, 2008, gross realized gains on sales of investments were $1 million and gross realized losses were $2 million. For the nine months ended July 26, 2009, gross realized gains on sales of investments were $6 million and gross realized losses were $10 million. For the nine months ended July 27, 2008,

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

gross realized gains on sales of investments were $11 million and gross realized losses were $8 million. There were no credit losses for the three and nine months ended July 26, 2009.

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

Applied’s investments are comprised primarily of debt securities that are classified as available-for-sale and recorded at their fair value. In determining the fair value of investments, Applied uses pricing information from pricing services that value securities based on quoted market prices and models that utilize observable market inputs. In the event a fair value estimate is unavailable from a pricing service, Applied generally obtains non-binding price quotes from brokers. Applied then reviews the information provided by the pricing services or brokers to determine the fair value of its short-term and long-term investments. In addition, to validate pricing information obtained from pricing services, Applied periodically performs supplemental analysis on a sample of securities. Applied reviews any significant unanticipated differences identified through this analysis to determine the appropriate fair value.

In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of July 26, 2009, a substantial majority of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

Unrealized gains and temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive income (loss), net of any related tax effect. Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss) to results of operations.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Financial Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities (excluding cash balances) measured at fair value on a recurring basis are summarized below as of July 26, 2009:

	Level 1	Level 2	Level 3	Total
		(In thousands)

Assets
Money market funds	$1,310,936	$—	$—	$1,310,936
U.S. Treasury and agency securities	198,299	446,724	—	645,023
Obligations of states and political subdivisions	—	412,657	—	412,657
U.S. commercial paper, corporate bonds and medium-term notes	—	307,877	—	307,877
Other debt securities	—	102,183	1,608	103,791
Publicly traded equity securities	14,127	—	—	14,127
Foreign exchange derivative assets	—	2,183	—	2,183

Total	$1,523,362	$1,271,624	$1,608	$2,796,594

Liabilities
Foreign exchange derivative liabilities	$—	$(1,914)	$—	$(1,914)

Total	$—	$(1,914)	$—	$(1,914)

At July 26, 2009, the fair value of Level 3 assets measured on a recurring basis was $2 million, representing approximately 0.1% of the total fair value of Applied’s investment portfolio. Level 3 assets consisted of asset-backed and mortgage-backed securities totaling $2 million, which values were based on non-binding, broker-provided price quotes and may not have been corroborated by observable market data.

Financial Assets/Liabilities Measured at Fair Value on a Non-recurring Basis

Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. Equity investments in privately-held companies totaled $90 million at July 26, 2009, of which $48 million of investments were accounted for under the cost method of accounting and $42 million of investments had been measured at fair value on a non-recurring basis during fiscal 2009 due to an other-than-temporary decline in value. The following table presents the balance of equity securities at July 26, 2009 that had been measured at fair value on a non-recurring

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

basis, using the process described above, and the impairment charges recorded during the three and nine months then ended:

				Total	Total
				Impairment for	Impairment for
				the Three	the Nine
				Months Ended	Months Ended
	Level 1	Level 2	Level 3	July 26, 2009	July 26, 2009
(In thousands)

Equity investments in privately-held companies measured at fair value on a non-recurring basis during fiscal 2009	$—	$—	$42,110	$2,341	$14,402

Impairments associated with financial assets for the nine months ended July 26, 2009 totaled $79 million and consisted of the following: equity method investment in Sokudo Co., Ltd., a Japanese joint venture company, $45 million; publicly traded equity securities, $20 million; and equity investments in privately-held companies, $14 million.

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

Applied uses derivative financial instruments, such as forward exchange contracts and currency option contracts, to hedge certain forecasted foreign currency denominated transactions expected to occur typically within the next 24 months. Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income or loss (AOCI) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to derivative instruments included in accumulated other comprehensive income or loss at July 26, 2009 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized promptly in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three months ended July 26, 2009 and was $25 million for the nine months ended July 26, 2009. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three and nine months ended July 27, 2008. Gains and losses on foreign exchange contracts designated as cash flow hedges are presented in general and administrative expenses.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

Fair values of derivative instruments were as follows:

	July 26, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(In thousands)

Derivatives Designated as Hedging Instruments

Foreign exchange contracts	Other current assets	$1,786	Accounts payable and accrued expenses	$1,583

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts	Other current assets	$397	Accounts payable and accrued expenses	$331

Total derivatives		$2,183		$1,914

The effect of derivative instruments on the Consolidated Condensed Statement of Operations for the three and nine months ended July 26, 2009 was as follows:

	Three Months Ended July 26, 2009
	Effective Portion			Ineffective Portion and Amount Excluded from
		Location of Gain		Effectiveness Testing
	Gain or (Loss)	or (Loss)	Gain or (Loss)	Location of Gain	Gain or (Loss)
	Recognized in	Reclassified from	Reclassified from	or (Loss)	Recognized in
	AOCI	AOCI into Income	AOCI into Income	Recognized in Income	Income
	(In thousands)

Derivatives in Cash Flow Hedging Relationships

Foreign exchange contracts	$3,522	Cost of products sold	$(52)	Cost of products sold	$(303)
Foreign exchange contracts	—	General and administrative	2,859	General and administrative	(203)
Foreign exchange contracts	—	Research, development and engineering	(82)	Research, development and engineering	—

Total	$3,522		$2,725		$(506)

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended July 26, 2009
	Effective Portion			Ineffective Portion and Amount Excluded from
		Location of Gain		Effectiveness Testing
	Gain or (Loss)	or (Loss)	Gain or (Loss)	Location of Gain	Gain or (Loss)
	Recognized in	Reclassified from	Reclassified from	or (Loss)	Recognized in
	AOCI	AOCI into Income	AOCI into Income	Recognized in Income	Income
	(In thousands)

Derivatives in Cash Flow Hedging Relationships

Foreign exchange contracts	$(4,598)	Cost of products sold	$(8,953)	Cost of products sold	$(3,161)
Foreign exchange contracts	—	General and administrative	(9,345)	General and administrative	24,039
Foreign exchange contracts	—	Research, development and engineering	(245)	Research, development and engineering	—

Total	$(4,598)		$(18,543)		$20,878

		Three Months Ended	Nine Months Ended
		July 26, 2009	July 26, 2009
	Location of Gain or	Amount of Gain or	Amount of Gain or
	(Loss) Recognized	(Loss) Recognized in	(Loss) Recognized in
	in Income	Income	Income
(In thousands)

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts	General and administrative	$(1,518)	$(11,410)

Total		$(1,518)	$(11,410)

Credit Risk Contingent Features

If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was immaterial as of July 26, 2009.

Entering into foreign exchange contracts with banks exposes Applied to credit-related losses in the event of the banks’ nonperformance. However, Applied’s exposure is not considered significant.

For further details, see Note 11 of Notes to Consolidated Condensed Financial Statements.

Fair Value of Financial Instruments

The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. At July 26, 2009, the carrying amount of long-term debt was $202 million and the estimated fair value was $217 million. At October 26, 2008, the carrying amount of long-term debt was $203 million and the estimated fair value was $198 million. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 5	Accounts Receivable, Net

Applied has agreements with various financial institutions to sell accounts receivable from selected customers. Applied also discounts letters of credit through various financial institutions. Under these agreements, Applied sold accounts receivable and discounted letters of credit in the amounts of $102 million and $20 million for the three months ended July 26, 2009 and July 27, 2008, respectively, and $179 million and $218 million for the nine months ended July 26, 2009 and July 27, 2008, respectively. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.

Accounts receivable are presented net of allowance for doubtful accounts of $67 million at July 26, 2009 and $5 million at October 26, 2008.

Applied sells principally to manufacturers within the semiconductor, display and solar industries. As a result of extremely challenging economic and industry conditions, certain of these manufacturers may experience difficulties in meeting their obligations in a timely manner. While Applied believes that its allowance for doubtful accounts is adequate and represents Applied’s best estimate at July 26, 2009, Applied will continue to closely monitor customer liquidity and economic conditions, which may result in changes to Applied’s estimates regarding collectability.

Note 6	Inventories

Inventories are stated at the lower of cost or market, with cost determined on a FIFO basis. Components of inventories were as follows:

	July 26,	October 26,
	2009	2008
	(In thousands)

Customer service spares	$275,011	$526,825
Raw materials	376,430	381,457
Work-in-process	695,505	665,123
Finished goods	401,561	413,612

	$1,748,507	$1,987,017

Included in finished goods inventory is $118 million at July 26, 2009, and $165 million at October 26, 2008, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria, as set forth in Note 1 of Notes to Consolidated Financial Statements in Applied’s 2008 Form 10-K.

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

Goodwill and Purchased Intangible Assets

Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

indicate that the carrying value of an asset may not be recoverable. For goodwill, Applied performs a two-step impairment test. In the first step, Applied compares the fair value of each reporting unit to its carrying value. Applied’s reporting units are consistent with the reportable segments identified in Note 15, based on the manner in which Applied operates its business and the nature of those operations. Applied determines the fair value of each of its reporting units based on a weighting of income and market approaches. Under the income approach, Applied calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, Applied estimates the fair value based on market multiples of revenue or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then Applied would perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. Applied would then allocate the fair value of the reporting unit to all of the assets and liabilities of that unit, as if Applied had acquired the reporting unit in a business combination, with the fair value of the reporting unit being the “purchase price”. The excess of the “purchase price” over the carrying amounts assigned to assets and liabilities representing the implied fair value of goodwill. If Applied determined that the carrying value of a reporting unit’s goodwill exceeded its implied fair value, Applied would record an impairment loss equal to the difference.

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

Details of indefinite-lived intangible assets were as follows:

	July 26, 2009			October 26, 2008
		Other			Other
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
			(In thousands)

Gross carrying amount	$1,217,610	$17,860	$1,235,470	$1,220,543	$17,860	$1,238,403
Accumulated amortization	(45,870)	—	(45,870)	(45,870)	—	(45,870)

	$1,171,740	$17,860	$1,189,600	$1,174,673	$17,860	$1,192,533

From October 26, 2008 to July 26, 2009, goodwill decreased by $3 million due to an adjustment in the purchase price allocation of an acquisition as a result of a change in estimate of Applied’s ability to utilize tax net operating loss carryforwards associated with this acquisition. Other intangible assets that are not subject to amortization consist primarily of a trade name. As of July 26, 2009, indefinite-lived intangible assets by reportable segment were: Energy and Environmental Solutions, $654 million; Silicon, $224 million; Applied Global Services, $196 million; and Display, $116 million.

Finite-Lived Purchased Intangible Assets

Applied amortizes purchased intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from 1 to 15 years.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

Intangible assets, such as purchased technology, are generally recorded in connection with a business acquisition. The value assigned to intangible assets is usually based on estimates and judgments regarding expectations for the success and life cycle of products and technology acquired. Applied evaluates the useful lives of its intangible assets each reporting period to determine whether events and circumstances require revising the remaining period of amortization. In addition, Applied reviews intangible assets for impairment when events or changes in circumstances indicate their carrying value may not be recoverable. Management considers such indicators as significant differences in actual product acceptance from the estimates, changes in the competitive and economic environment, technological advances, and changes in cost structure.

Details of amortized intangible assets were as follows:

	July 26, 2009			October 26, 2008
		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total
	(In thousands)

Gross carrying amount	$553,620	$329,629	$883,249	$548,029	$329,629	$877,658
Accumulated amortization	(392,358)	(181,400)	(573,758)	(369,183)	(137,906)	(507,089)

	$161,262	$148,229	$309,491	$178,846	$191,723	$370,569

Aggregate amortization expense was $22 million and $37 million for the three months ended July 26, 2009 and July 27, 2008, respectively, and $67 million and $90 million for the nine months ended July 26, 2009 and July 27, 2008, respectively. As of July 26, 2009, future estimated amortization expense is expected to be $22 million for the remainder of fiscal 2009, $65 million for fiscal 2010, $51 million for fiscal 2011, $47 million for fiscal 2012, $43 million for fiscal 2013, and $80 million thereafter. As of July 26, 2009, amortized intangible assets by reportable segment were: Energy and Environmental Solutions, $229 million; Applied Global Services, $44 million; Display, $30 million; and Silicon, $6 million.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 8	Accounts Payable and Accrued Expenses

Components of accounts payable and accrued expenses were as follows:

	July 26,	October 26,
	2009	2008
	(In thousands)

Accounts payable	$398,541	$588,255
Compensation and employee benefits	188,309	370,409
Warranty	118,502	142,846
Dividends payable	80,023	79,846
Other accrued taxes	52,984	121,620
Restructuring reserve	48,168	20,447
Other	170,005	221,932

	$1,056,532	$1,545,355

Note 9	Warranty, Guarantees and Contingencies

Warranty

Changes in the warranty reserves during the three and nine months ended July 26, 2009 and July 27, 2008 were as follows:

	Three Months Ended		Nine Months Ended
	July 26,	July 27,	July 26,	July 27,
	2009	2008	2009	2008
	(In thousands)

Beginning balance	$131,871	$161,089	$142,846	$184,271
Provisions for warranty	19,052	27,081	64,771	93,613
Consumption of reserves	(32,421)	(46,179)	(89,115)	(135,893)

Ending balance	$118,502	$141,991	$118,502	$141,991

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

Guarantees

During the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of July 26, 2009, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was $96 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Applied also has agreements with various global banks to facilitate subsidiary banking operations world-wide, including overdraft arrangements, bank guarantees and letters of credit. As of July 26, 2009, Applied Materials, Inc. has provided parent guarantees to banks for approximately $175 million to cover these arrangements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Legal matters

Jusung

Applied has been engaged in a number of lawsuits and patent and administrative proceedings in Taiwan and South Korea since 2003 with Jusung Engineering Co., Ltd. (Jusung Engineering) and/or Jusung Pacific Co., Ltd. (Jusung Pacific, referred to together with Jusung Engineering as Jusung) involving technology used in manufacturing LCDs. Applied believes that it has meritorious claims and defenses against Jusung that it intends to pursue vigorously.

In 2004, Applied filed a complaint for patent infringement against Jusung in the Hsinchu District Court in Taiwan seeking damages and a permanent injunction for infringement of a patent related to chemical vapor deposition (CVD) equipment, and this case remains pending. Jusung Pacific unsuccessfully sought invalidation of Applied’s CVD patent in the Taiwanese Intellectual Property Office (TIPO). Jusung Pacific’s initial appeal of the TIPO’s decision was denied, and it has filed a further appeal to the Taipei High Supreme Administrative Court. In 2006, Applied filed an action in the TIPO challenging the validity of a patent owned by Jusung Engineering related to severability of the transfer chamber on a CVD tool. Jusung Engineering filed a lawsuit against Applied and AKT America in Hsinchu District Court in Taiwan alleging infringement of the same patent. The TIPO granted Applied’s request for invalidation and revoked Jusung Engineering’s patent. In March 2009, the Hsinchu District Court dismissed Jusung Engineering’s lawsuit, and in April 2009, the Ministry of Economic Affairs overruled Jusung Engineering’s administrative appeal of the decision revoking its patent. Jusung has appealed both decisions. In 2006, Jusung Engineering filed a complaint of private prosecution in the Taipei District Court of Taiwan alleging that Applied’s outside counsel received from the Court and used a copy of an expert report that Jusung had filed in the ongoing patent infringement lawsuits that Jusung had intended to remain confidential. The complaint names as defendants Applied’s outside counsel in Taiwan, as well as Michael R. Splinter, Applied’s President and Chief Executive Officer, as the statutory representative of Applied. The Taipei District Court dismissed the private prosecution complaint, and the matter was transferred to the Taipei District Attorney’s Office. The Taipei District Attorney’s Office has issued three successive rulings not to prosecute, each of which Jusung Engineering has appealed to the Taiwan High Court District Attorney. In each instance, the Taiwan High Court District Attorney has returned the matter to the Taipei District Attorney’s Office for further consideration, where it remains pending.

In 2007, Jusung Engineering filed a complaint against AKT America in Seoul Central District Court in Seoul, Korea, alleging infringement of a Jusung patent involving the showerhead assembly of plasma enhanced chemical vapor deposition (PECVD) equipment. After the Korean Intellectual Property Office (KIPO) ruled that Jusung’s patent was invalid, the District Court dismissed Jusung Engineering’s infringement action, which Jusung Engineering has appealed. On July 9, 2009, the Korean Supreme Court dismissed Jusung’s appeal of the KIPO’s determination that the PECVD patent is invalid, and Jusung has no further right of appeal in this matter. On July 30, 2009, Jusung Engineering’s related confirmation-of-scope action was dismissed based on the Supreme Court’s invalidation of the PECVD patent. Applied has submitted notice of the Supreme Court’s invalidity decision to the High Court considering Jusung’s appeal in the infringement action. In 2007, Applied filed a complaint against Jusung Engineering in the Seoul Central District Court for infringement of an Applied patent involving the housing for a substrate supporting pin used in PECVD equipment. The KIPO subsequently ruled in favor of an action by Jusung to invalidate Applied’s substrate patent. The Patent Court dismissed Applied’s appeal and Applied has appealed to the Supreme Court. The District Court has dismissed Applied’s complaint, and Applied’s appeal was also dismissed. Applied’s related confirmation of scope case was dismissed, and Applied’s appeal of that ruling was also dismissed.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Although the outcome of the above-described matters cannot be predicted with certainty, Applied does not believe that any of these proceedings or other claims will have a material adverse effect on its consolidated financial condition or results of operations.

Note 10	Restructuring and Asset Impairments

On November 12, 2008, Applied announced a restructuring program to reduce its global workforce by approximately 1,800 positions. During the first quarter of fiscal 2009, Applied recorded restructuring charges of $133 million associated with this program. The restructuring charges consisted of employee termination costs to reduce the Company’s workforce through a combination of attrition, voluntary separation and other workforce reduction programs. During the second quarter of fiscal 2009, Applied expanded the scope of the restructuring program by approximately 200 positions, resulting in an additional cost of $12 million, for an aggregate cost of $145 million.

Changes in restructuring reserves related to severance under this restructuring program for the nine months ended July 26, 2009 were as follows:

Severance
(In thousands)

Provision for restructuring reserves	$132,658
Consumption of reserves	(12,393)

Balance, January 25, 2009	120,265
Provision for restructuring reserves	12,243
Consumption of reserves	(77,895)

Balance, April 26, 2009	54,613
Consumption of reserves	(14,571)

Balance, July 26, 2009	$40,042

Changes in restructuring reserves for the nine months ended July 26, 2009 related to other restructuring plans and facilities realignment programs initiated in prior periods were as follows:

	Severance	Facilities	Total
	(In thousands)

Balance, October 26, 2008	$5,702	$14,745	$20,447
Provision for restructuring reserves	—	114	114
Consumption of reserves	(2,830)	(2,215)	(5,045)
Foreign currency changes	(182)	(1,123)	(1,305)

Balance, January 25, 2009	2,690	11,521	14,211
Consumption of reserves	(1,249)	(1,639)	(2,888)
Adjustment of restructuring reserves	—	(2,169)	(2,169)
Foreign currency changes	—	276	276

Balance, April 26, 2009	1,441	7,989	9,430
Consumption of reserves	(644)	(1,358)	(2,002)
Foreign currency changes	—	698	698

Balance, July 26, 2009	$797	$7,329	$8,126

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

During the nine months ended July 26, 2009, Applied determined that the carrying value of certain fixed assets to be sold exceeded the estimated fair value and, as a result, recorded a $15 million impairment charge. In addition, Applied incurred expenses of $1.5 million in connection with ceasing use of certain leased facilities.

Note 11	Stockholders’ Equity

Comprehensive Income

Components of comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	Three Months Ended		Nine Months Ended
	July 26,	July 27,	July 26,	July 27,
	2009	2008	2009	2008
	(In thousands)

Net income (loss)	$(54,865)	$164,768	$(443,189)	$729,651
Pension liability adjustment	—	—	112	—
Change in unrealized net gain (loss) on investments	7,958	(8,133)	39,294	(27,025)
Change in unrealized net gain (loss) on derivative instruments qualifying as cash flow hedges	508	(2,333)	(7,795)	5,049
Foreign currency translation adjustments	810	(520)	707	2,201

Comprehensive income (loss)	$(45,589)	$153,782	$(410,871)	$709,876

Components of accumulated other comprehensive loss, on an after-tax basis where applicable, were as follows:

	July 26,	October 26,
	2009	2008
	(In thousands)

Pension liability	$(19,560)	$(19,672)
Retiree medical benefits	734	734
Unrealized gain (loss) on investments, net	14,310	(24,984)
Unrealized gain on derivative instruments qualifying as cash flow hedges	244	8,039
Cumulative translation adjustments	10,020	9,313

	$5,748	$(26,570)

For further details on derivative instruments, see Note 4 of the Notes to Consolidated Condensed Financial Statements.

Stock Repurchase Program

On September 15, 2006, Applied’s Board of Directors approved a stock repurchase program for up to $5.0 billion in repurchases over the three years ending in September 2009, of which authorization for $2.3 billion of repurchases remained as of July 26, 2009. Under this authorization, Applied implemented a systematic stock repurchase program and also has made supplemental repurchases of its common stock from time to time in the open market, depending on market conditions, stock price and other factors. In November 2008, Applied announced that it had temporarily suspended stock repurchases in light of uncertain global economic and market conditions.

Applied did not repurchase any shares of its common stock during the three months ended July 26, 2009. During the three months ended July 27, 2008, Applied repurchased 15,611,000 shares of its common stock at an average price of $19.22 per share for a total cash outlay of $300 million. During the nine months ended July 26, 2009, Applied repurchased 1,942,000 shares of its common stock at an average price of $11.80 per share for a total

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

cash outlay of $23 million. During the nine months ended July 27, 2008, Applied repurchased 64,263,000 shares of its common stock at an average price of $18.67 per share for a total cash outlay of $1.2 billion.

Dividends

In June 2009, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.06 per share payable on September 3, 2009 to stockholders of record as of August 13, 2009. In March 2009, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.06 per share that was paid on June 4, 2009 to stockholders of record as of May 14, 2009. In December 2008, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.06 per share that was paid on March 5, 2009 to stockholders of record as of February 12, 2009. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interest of Applied’s stockholders.

Note 12	Employee Benefit Plans

Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries, and a plan that provides certain medical and vision benefits to eligible retirees. A summary of the components of net periodic benefit costs of these defined and postretirement benefit plans for the three and nine months ended July 26, 2009 and July 27, 2008 is presented below:

	Three Months Ended		Nine Months Ended
	July 26,	July 27,	July 26,	July 27,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Service cost	$3,290	$3,840	$9,870	$11,520
Interest cost	3,007	3,361	9,021	10,083
Expected return on plan assets	(1,863)	(2,211)	(5,589)	(6,633)
Amortization of actuarial loss	174	151	522	453
Amortization of prior service (credit) costs	(70)	62	(210)	186
Amortization of transition obligation	19	20	57	60

Net periodic pension cost	$4,557	$5,223	$13,671	$15,669

Note 13	Borrowing Facilities

Applied has credit facilities for unsecured borrowings in various currencies of up to $1.2 billion, of which $1.0 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to expire in January 2012. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at July 26, 2009. In May 2009, Applied amended certain terms of this credit agreement, including (i) replacing the funded-debt-to-adjusted-earnings ratio financial covenant with a minimum liquidity covenant and a funded-debt-to-total-capital ratio covenant and (ii) increasing the facility fee and applicable interest rate margins on advances. Remaining credit facilities in the amount of approximately $160 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at July 26, 2009.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 14	Income Taxes

Applied’s effective income tax rate for the third quarter of fiscal 2009 was a benefit of 26.0 percent, and the income tax rate for the third quarter of fiscal 2008 was a provision of 32.1 percent. The tax provision for the third quarter of fiscal 2008 included $19 million of tax expense for certain corrections pertaining to tax items prior to fiscal 2008. The impact of the corrections recognized during the third quarter of fiscal 2008 was not considered material to the prior reporting periods.

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

Note 15	Industry Segment Operations

Applied’s four reportable segments are: Silicon, Applied Global Services, Display, and Energy and Environmental Solutions. Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Segment information is presented based upon Applied’s management organization structure as of July 26, 2009 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the Company’s reportable segments.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

Net sales and operating income (loss) for each reportable segment for the three and nine months ended July 26, 2009 and July 27, 2008 were as follows:

	Three Months Ended		Nine Months Ended
		Operating		Operating
	Net Sales	Income (Loss)	Net Sales	Income (Loss)
	(In thousands)		(In thousands)

2009:
Silicon	$497,679	$56,061	$1,303,921	$(6,060)
Applied Global Services	342,427	23,929	1,006,836	48,127
Display	69,161	(4,815)	301,696	21,734
Energy and Environmental Solutions	224,473	(53,395)	874,760	(211,491)

Total Segment	$1,133,740	$21,780	$3,487,213	$(147,690)

2008:
Silicon	$755,592	$172,127	$3,260,729	$1,065,307
Applied Global Services	607,214	144,741	1,801,187	451,962
Display	310,944	103,049	641,707	196,745
Energy and Environmental Solutions	174,418	(85,152)	381,940	(204,168)

Total Segment	$1,848,168	$334,765	$6,085,563	$1,509,846

Reconciliations of total segment operating income to Applied’s consolidated operating income (loss) for the three and nine months ended July 26, 2009 and July 27, 2008 were as follows:

	Three Months Ended		Nine Months Ended
	July 26,	July 27,	July 26,	July 27,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Total segment operating income (loss)	$21,780	$334,765	$(147,690)	$1,509,846
Corporate and unallocated costs	(98,963)	(106,295)	(259,387)	(421,246)
Restructuring and asset impairment charges	—	(138)	(159,481)	(49,634)

Income (loss) from operations	$(77,183)	$228,332	$(566,558)	$1,038,966

Note 16	Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (SFAS 168). This standard establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. GAAP. The Codification does not create any new GAAP standards but incorporates existing accounting and reporting standards into a new topical structure. The Codification will be effective for Applied beginning in the fourth quarter of fiscal

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

2009 and existing references to authoritative standards will be replaced by new references set forth by the Codification.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167), which becomes effective the first annual reporting period after November 15, 2009 and will be effective for Applied in fiscal 2011. This Statement amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. Applied is evaluating the potential impact of the implementation of SFAS 167 on its consolidated financial statements.

In April 2009, the FASB issued FSP No. 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP 141(R)-1). FSP 141(R)-1 will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). FSP 141(R)-1 will carry forward the requirements in SFAS No. 141, “Business Combinations,” for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, “Accounting for Contingencies,”. FSP 141(R)-1 will have the same effective date as SFAS No. 141(R), and will therefore be effective for Applied in fiscal 2010. Applied expects that FSP 141(R)-1 will have an impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

Note 17	Subsequent Events Through September 1, 2009

During the fourth quarter of fiscal 2009, Applied received notice from the State of California stating that its examination of Applied’s returns for fiscal 2005 and 2004 had been settled. The settlement will result in a decrease to net unrecognized tax benefits of $9 million and reduce the effective tax rate for the fourth quarter of fiscal 2009.

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

The following table presents certain significant measurements for the three and nine months ended July 26, 2009 and July 27, 2008:

	Three Months Ended			Nine Months Ended
	July 26,	July 27,		July 26,	July 27,
	2009	2008	% Change	2009	2008	% Change
	(In millions, except per share amounts and percentages)			(In millions, except per share amounts and percentages)

New orders	$1,072	$2,030	(47)%	$2,624	$6,943	(62)%
Net sales	$1,134	$1,848	(39)%	$3,487	$6,086	(43)%
Gross margin	$325	$742	(56)%	$872	$2,644	(67)%
Gross margin percent	28.7%	40.2%	(12 points )	25.0%	43.4%	(18 points )
Net income (loss)	$(55)	$165	(133)%	$(443)	$730	(161)%
Earnings (loss) per share	$(0.04)	$0.12	(134)%	$(0.33)	$0.53	(163)%

Applied incurred net losses for the three and nine months ended July 26, 2009. Negative trends in consumer spending and pervasive economic uncertainty led some customers to significantly reduce factory operations and to reduce their spending during the first half of fiscal 2009, which severely impacted demand for manufacturing equipment and services. In the third quarter of fiscal 2009, demand for semiconductor and display equipment increased, but was still down significantly from fiscal 2008 levels. Net sales remained relatively flat across the first three quarters of fiscal 2009 and were also down significantly from fiscal 2008 levels. While Applied began to see positive trends in its business in the third quarter of fiscal 2009, a meaningful improvement in the equipment sector will depend on a sustainable recovery in customers’ end markets to support factories running at higher utilization and to encourage customers’ investments in new capacity, as well as advanced technologies. In this uncertain macroeconomic and industry climate, Applied’s ability to forecast customer demand and the Company’s future performance is limited. Applied currently anticipates that orders and net sales will increase in the fourth quarter of fiscal 2009 from the third quarter of fiscal 2009 but will be lower overall for the full fiscal year as compared to fiscal 2008.

Results of Operations

Applied received new orders of $1.1 billion for the third quarter of fiscal 2009, down 47 percent from the third quarter of fiscal 2008. The decrease in new orders was across all segments and reflected the challenging economic and industry conditions. New orders of $2.6 billion for the first nine months of fiscal 2009 were down 62 percent from the first nine months of fiscal 2008. The decrease was primarily attributable to reduced demand for equipment and services from semiconductor customers and decreased demand for LCD equipment.

New orders by geographic region (determined by the location of customers’ facilities) for the three and nine months ended July 26, 2009 and July 27, 2008 were as follows:

	Three Months Ended				Nine Months Ended
	July 26,		July 27,		July 26,		July 27,
	2009		2008		2009		2008
	($)	(%)	($)	(%)	($)	(%)	($)	(%)
	(In millions, except percentages)

Southeast Asia and China	269	25	338	17	435	17	1,047	15
Taiwan	261	24	203	10	407	15	1,536	22
Japan	151	14	425	21	407	15	1,022	15
North America(*)	147	14	393	19	511	20	1,189	17
Europe	130	12	319	16	601	23	897	13
Korea	114	11	352	17	263	10	1,252	18

Total	1,072	100	2,030	100	2,624	100	6,943	100

*	Primarily the United States.

Applied’s backlog for the most recent three fiscal quarters was as follows: $3.0 billion at July 26, 2009, $3.2 billion at April 26, 2009, and $4.1 billion at January 25, 2009. Backlog decreased 6 percent for the third quarter of fiscal 2009 compared to the second quarter of fiscal 2009, primarily due to customer cancellations which totaled $146 million. Backlog consists of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; (2) contractual service revenue and maintenance fees to be earned within the next 12 months; and (3) orders for SunFabtm thin film solar production lines that are anticipated to be recognized as revenue within the next 12 months. Due to the potential for customer changes in delivery schedules and order cancellations, Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods.

Net sales of $1.1 billion for the third quarter of fiscal 2009 decreased 39 percent from the third quarter of fiscal 2008 due to decreased demand for semiconductor equipment and services, partially offset by increased sales of solar manufacturing equipment. Net sales of $3.5 billion for the first nine months of fiscal 2009 decreased 43 percent from the first nine months of fiscal 2008. Net sales for the first nine months of fiscal 2009 reflected significantly lower sales of equipment and services to semiconductor and display customers, partially offset by increased sales of solar manufacturing equipment.

Net sales by geographic region (determined by the location of customers’ facilities) for the three and nine months ended July 26, 2009 and July 27, 2008 were as follows:

	Three Months Ended				Nine Months Ended
	July 26,		July 27,		July 26,		July 27,
	2009		2008		2009		2008
	($)	(%)	($)	(%)	($)	(%)	($)	(%)
	(In millions, except percentages)

Taiwan	393	35	316	17	699	20	1,451	24
Europe	174	15	204	11	603	17	585	10
Southeast Asia and China	169	15	442	24	539	16	1,020	17
North America(*)	139	12	276	15	733	21	1,106	18
Japan	130	12	262	14	501	14	943	15
Korea	129	11	348	19	412	12	981	16

Total	1,134	100	1,848	100	3,487	100	6,086	100

*	Primarily the United States.

Gross margin was 28.7 percent for the third quarter of fiscal 2009, down from 40.2 percent for the third quarter of fiscal 2008. Gross margin was 25.0 percent for the first nine months of fiscal 2009, down from 43.4 percent for the first nine months of fiscal 2008. The decrease in the gross margin percentage for the three and nine months ended July 26, 2009 was due to lower net sales, lower-margin product mix, and reduced factory absorption, offset in part by cost control initiatives. The decrease in gross margin percentage for the nine months ended July 26, 2009 was also due to inventory-related charges of $67 million resulting from lower than anticipated demand. Gross margin during the third quarter of both fiscal 2009 and 2008 included $9 million of equity-based compensation expense. Gross margin during the first nine months of both fiscal 2009 and 2008 included $23 million of equity-based compensation expense.

Operating expenses included expenses related to research, development and engineering (RD&E), marketing and selling (M&S), and general and administrative (G&A). Expenses related to RD&E, M&S and G&A totaled $402 million for the third quarter of fiscal 2009, down from $514 million for the third quarter of fiscal 2008. RD&E and M&S expenses decreased 18 percent to $314 million for the third quarter of fiscal 2009. G&A expenses decreased 32 percent to $88 million for the third quarter of fiscal 2009. The decrease in RD&E, M&S and G&A for the third quarter of fiscal 2009 was due to cost control initiatives, including headcount reductions, multi-week shutdowns and lower controllable spending.

Expenses related to RD&E, M&S and G&A totaled $1.3 billion for the first nine months of fiscal 2009 compared to $1.6 billion for the first nine months of fiscal 2008. RD&E and M&S expenses decreased 20 percent to $948 million for the first nine months of fiscal 2009 due to cost control initiatives. G&A expenses decreased 10 percent to $331 million for the first nine months of fiscal 2009, primarily due to cost control initiatives, partially offset by a bad debt provision of $63 million.

Operating expenses for the first nine months of fiscal 2009 included restructuring charges of $145 million, primarily associated with the restructuring program announced on November 12, 2008, and asset impairment charges of $15 million related to certain fixed assets to be sold. Operating expenses for the first nine months of fiscal 2008 included restructuring charges of $50 million, principally associated with a global cost reduction plan and ceasing development of beamline implant products. (See Note 10 of Notes to Consolidated Condensed Financial Statements.)

During the three months ended July 26, 2009 Applied recognized $2 million in impairment charges associated with certain strategic investments. During the first nine months of fiscal 2009, Applied recognized $79 million in impairment charges, consisting of $45 million associated with its equity method investment in Sokudo, a Japanese joint venture company, and $34 million in impairment charges associated with certain strategic investments.

Net interest income was $5 million for the third quarter of fiscal 2009, down from $21 million for the third quarter of fiscal 2008. Net interest income was $21 million for the first nine months of fiscal 2009, down from $73 million for the first nine months of fiscal 2008. Lower net interest income for the three and nine months ended July 26, 2009 was primarily due to a reduction in the average short term investment balance, a decrease in interest rates, and an increase in net realized losses.

Applied’s effective income tax rate for the third quarter of fiscal 2009 was a benefit of 26.0 percent as compared to a provision of 32.1 percent for the third quarter of fiscal 2008. Applied’s effective income tax rate for the first nine months of fiscal 2009 was a benefit of 32.8 percent as compared to a provision of 32.8 percent for the first nine months of fiscal 2008. The change in the fiscal 2009 tax rate from the fiscal 2008 rate was principally attributable to the net loss before taxes incurred in fiscal 2009. Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, and the tax rate on equity compensation. Management carefully monitors these factors and timely adjusts the interim effective income tax rate accordingly.

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

	Three Months Ended		Nine Months Ended
	July 26,	July 27,	July 26,	July 27,
	2009	2008	2009	2008
	(In millions)		(In millions)

New orders	$542	$793	$1,047	$2,929
Net sales	498	756	1,304	3,261
Operating income (loss)	56	172	(6)	1,065

New orders were down 32 percent to $542 million for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008, and decreased 64 percent to $1.0 billion for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. The decline in orders for the three and nine months ended July 26, 2009 reflected lower demand, primarily from memory customers.

Net sales decreased 34 percent to $498 million for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008, and decreased 60 percent to $1.3 billion for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. The decrease in net sales for the three and nine months ended July 26, 2009 was due to decreased investments, primarily by memory customers.

Operating income decreased 67 percent to $56 million for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. For the first nine months of fiscal 2009, the Silicon segment reported an operating loss of $6 million compared to operating income of $1.1 billion for the first nine months of fiscal 2008. The decrease in operating income for the three and nine months ended July 26, 2009 was due to significantly lower sales resulting in lower factory absorption, partially offset by lower operating expenses from cost control initiatives. Operating income for the first nine months of fiscal 2009 also included an increase in bad debt expense.

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

	Three Months Ended		Nine Months Ended
	July 26,	July 27,	July 26,	July 27,
	2009	2008	2009	2008
	(In millions)		(In millions)

New orders	$298	$541	$844	$1,753
Net sales	343	607	1,007	1,801
Operating income	24	145	48	452

New orders decreased 45 percent to $298 million for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008, and decreased 52 percent to $844 million for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. The decline in orders for the three and nine months ended July 26, 2009 was primarily due to decreased demand for spares and refurbished equipment reflecting semiconductor manufacturers’ lower wafer production volumes.

Net sales decreased 44 percent to $343 million for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008, and similarly decreased 44 percent to $1.0 billion for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. The decrease in net sales for the three and nine months ended July 26, 2009 reflected lower sales of spares and refurbished equipment.

Operating income decreased 83 percent to $24 million for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. Operating income decreased 89 percent to $48 million for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. The decrease in operating income for the three and nine months ended July 26, 2009 reflected lower sales volumes resulting in lower infrastructure cost absorption, partially offset by lower operating expenses from cost control initiatives. Operating income for the first nine months of fiscal 2009 also included an increase in bad debt expense.

Display Segment

The Display segment encompasses products for manufacturing LCDs for TVs, personal computers and other video-enabled devices. The business is focused on growth by differentiation with larger-scale substrates, entry into new markets, and development of products to enable cost reductions through productivity and uniformity.

	Three Months Ended		Nine Months Ended
	July 26,	July 27,	July 26,	July 27,
	2009	2008	2009	2008
	(In millions)		(In millions)

New orders	$96	$374	$135	$1,422
Net sales	69	311	302	642
Operating income (loss)	(5)	103	22	197

New orders decreased 74 percent to $96 million for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008, and decreased 91 percent to $135 million for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. The decline in orders for the three and nine months ended July 26, 2009 reflected the slowdown in the display industry from comparable 2008 periods when display manufacturers added capacity.

Net sales decreased 78 percent to $69 million for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008, and decreased 53 percent to $302 million for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. The decrease in net sales for the three and nine months ended July 26, 2009 reflected lower orders.

The Display segment reported an operating loss of $5 million for the third quarter of fiscal 2009 compared to operating income of $103 million for the third quarter of fiscal 2008. Operating income decreased 89 percent to $22 million for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. The decrease in operating income for the three and nine months ended July 26, 2009 was due to significantly lower revenue, partially offset by lower operating expenses due to cost control initiatives.

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

	Three Months Ended		Nine Months Ended
	July 26,	July 27,	July 26,	July 27,
	2009	2008	2009	2008
	(In millions)		(In millions)

New orders	$136	$322	$598	$839
Net sales	224	174	874	382
Operating income (loss)	(53)	(85)	(211)	(204)

New orders decreased 58 percent to $136 million for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008, and decreased 29 percent to $598 million for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. The decline in orders for the three and nine months ended July 26, 2009 was primarily due to decreased demand from SunFab customers and reflected the challenging global economic environment and solar manufacturers’ difficulties in obtaining affordable capital.

Net sales increased 29 percent to $224 million for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008, and more than doubled to $874 million for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. The increase in net sales for the three and nine months ended July 26, 2009 reflected an increase in sales recognized for SunFab and c-Si products. During the third quarter of fiscal 2009, Applied recognized revenue on its sixth SunFab thin film production line.

The operating loss in the Energy and Environmental Solutions segment decreased 38 percent to $53 million for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 due to higher net sales, partially offset by increased RD&E expenses. The operating loss increased 3 percent to $211 million for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. While net sales increased in the first nine months of fiscal 2009, the segment reported a higher operating loss due to increased RD&E expenses and unfavorable gross margins associated with initial SunFab line start-ups, offset in part by cost control initiatives.

Financial Condition, Liquidity and Capital Resources

During the nine months ended July 26, 2009, cash, cash equivalents and investments decreased by $339 million, from $3.5 billion as of October 26, 2008 compared to $3.1 billion as of July 26, 2009.

Cash, cash equivalents and investments consisted of the following:

	July 26,	October 26,
	2009	2008
	(In millions)

Cash and cash equivalents	$1,556	$1,412
Short-term investments	583	689
Long-term investments	990	1,367

Total cash, cash equivalents and investments	$3,129	$3,468

Applied generated $93 million of cash from operating activities for the nine months ended July 26, 2009, mainly due to collection of accounts receivable and a reduction in inventories, which was offset in part by the net loss incurred. The net loss was offset by the effect of non-cash charges, including depreciation, amortization, restructuring and asset impairments, equity-based compensation, impairment of equity method investment and strategic investments, and provision for bad debts. Applied sold accounts receivable and discounted certain letters of credit totaling $179 million for the nine months ended July 26, 2009. Discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. For further details regarding discounting of letters of credit, see Note 5 of Notes to Consolidated Condensed Financial Statements. Days sales outstanding for the third quarter of fiscal 2009 decreased to 68 days, compared to 82 days in the second quarter of fiscal 2009, primarily due to collection efficiencies.

Applied generated $284 million of cash from investing activities during the nine months ended July 26, 2009. Proceeds from sales and maturities of investments, net of purchases of investments, totaled $472 million. Capital expenditures were $188 million for the nine months ended July 26, 2009 and included investment in the implementation of a global business software system.

Applied used $233 million of cash for financing activities during the nine months ended July 26, 2009, consisting primarily of $240 million in cash dividends paid to stockholders and $23 million in common stock repurchases, offset by $29 million of cash generated from the issuance of common stock pursuant to Applied’s equity compensation programs. Since November 2008, Applied has temporarily suspended stock repurchases in order to maintain financial flexibility in light of uncertain global economic and market conditions.

In each of the first three quarters of fiscal 2009, Applied’s Board of Directors has declared a quarterly cash dividend in the amount of $0.06 per share. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration and amount of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.

Applied has credit facilities for unsecured borrowings in various currencies of up to $1.2 billion, of which $1.0 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to expire in January 2012. This agreement provides for borrowings at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at July 26, 2009. In May 2009, Applied amended certain terms of this credit agreement, including (i) replacing the funded-debt-to-adjusted-earnings ratio financial covenant with a minimum liquidity covenant and a funded-debt-to-total-capital ratio covenant and (ii) increasing the facility fee and applicable interest rate margins on advances. Remaining credit facilities in the amount of approximately $160 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at July 26, 2009.

In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of July 26, 2009, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was $96 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed.

Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Applied expects that changes in its business will affect its working capital components, primarily related to its Energy and Environmental Solutions segment, which includes products for manufacturing solar PVs. Applied has entered into contracts with multiple customers for its SunFab Thin Film Line for projects of varying scale. Fulfillment of these contracts requires Applied to invest in inventory, particularly work in process, which investment may be offset by customer deposits. Changes in these contracts may result in inventory charges if Applied determines the inventory to be in excess of anticipated demand.

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

During the nine months ended July 26, 2009, as part of its regular investment review process, Applied recorded impairment charges of $79 million associated with its equity method investment in Sokudo and other strategic investments. At July 26, 2009, Applied had a gross unrealized loss of $6 million due to a decrease in the fair value of certain fixed income securities primarily as a result of the continuing turmoil in the global financial markets. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely-than-not that Applied will be required to sell the security prior to any anticipated recovery in fair value. Generally, the contractual terms of the investments do not permit settlement at prices less than the amortized cost of the investments. While Applied cannot predict future market conditions or market liquidity, Applied believes that its investment policies provide an appropriate means to manage the risks in its investment portfolio. The following types of financial instruments may present additional risks arising from liquidity and/or credit concerns: structured investment vehicles, auction rate securities, sub-prime and “Alt-A” mortgage-backed securities, and collateralized debt obligations. At July 26, 2009, Applied’s holdings in these categories of investments totaled $10 million, or less than 1% of total cash, cash equivalents and investments, which Applied does not consider to be material. In the event that these categories of investments become illiquid, Applied does not believe that this will materially affect its liquidity or results of operations.

During the nine months ended July 26, 2009, Applied recorded bad debt expense of $63 million as a result of certain customers’ deteriorating financial condition. While Applied believes that its allowance for doubtful accounts at July 26, 2009 is adequate, it will continue to closely monitor customer liquidity and other economic conditions.

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

Goodwill and Intangible Assets

Applied reviews goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also annually reviews goodwill and intangibles with indefinite lives for impairment. Intangible assets, such as purchased technology, are generally recorded in connection with a business acquisition. The value assigned to intangible assets is usually based on estimates and judgments regarding expectations for the success and life cycle of products and technology acquired. If actual product acceptance differs significantly from the estimates, Applied may be required to record an impairment charge to write down the asset to its realizable value. The fair value of a reporting unit is estimated using both the income approach and the market approach. A severe decline in market value could result in an unexpected impairment charge for impaired goodwill, which could have a material adverse effect on Applied’s business, financial condition and results of operations.

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

Equity-Based Compensation — Employee Stock Option Plans and Employee Stock Purchase Plans

The fair value of stock options and Employee Stock Purchase Plan shares is estimated using a Black-Scholes option valuation model. This methodology requires the use of subjective assumptions including expected stock price volatility and the estimated life of each award. The fair value of equity-based compensation awards less the estimated forfeitures is amortized over the service period of the award, and Applied has elected to use the straight-line method. The fair value of restricted stock units is calculated based upon the fair market value of Applied common stock at the date of grant. (See Note 1 of Notes to Consolidated Condensed Financial Statements.)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $1.7 billion at July 26, 2009. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at July 26, 2009, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $20 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated condensed statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

As a supplier to the global semiconductor, flat panel display, solar and related industries, Applied is subject to business cycles, the timing, length and volatility of which can be difficult to predict and which vary by reportable segment. These industries historically have been cyclical due to sudden changes in customers’ manufacturing capacity requirements and spending, which depend in part on customers’ capacity utilization, production volumes, end-use demand, inventory levels relative to demand, and access to affordable capital. These changes have affected the timing and amounts of customers’ purchases and investments in technology, and continue to affect Applied’s orders, net sales, operating expenses and net income.

To meet rapidly changing demand in the industries it serves, Applied must effectively manage its resources and production capacity for each of its segments as well as across multiple segments. The challenging economic and industry conditions have adversely affected Applied’s customers and led to a significant decrease in demand for many of Applied’s products, although indications of improving conditions are beginning to appear. During periods of decreasing demand for Applied’s products, Applied must be able to appropriately align its cost structure with prevailing market conditions; effectively manage its supply chain; and motivate and retain key employees. During periods of increasing demand, Applied must have sufficient manufacturing capacity and inventory to meet customer demand; effectively manage its supply chain; and attract, retain and motivate a sufficient number of qualified individuals. If Applied is not able to timely and appropriately adapt to changes in its business environment, Applied’s business, financial condition or results of operations may be materially and adversely affected.

Applied is exposed to risks associated with the ongoing financial crisis and weakening global economy.

The tightening of the credit markets, turmoil in the financial markets, and weakening global economy experienced over the last several quarters contributed to significant slowdowns in the industries in which Applied operates, which slowdowns may worsen if these economic conditions are prolonged or deteriorate further. The markets for semiconductors and flat panel displays in particular depend largely on consumer spending. Economic uncertainty exacerbates negative trends in consumer spending and may cause certain Applied customers to push out, cancel, or refrain from placing orders for equipment or services, which may reduce net sales, reduce backlog, and affect Applied’s ability to convert backlog to sales. Difficulties in obtaining capital and uncertain market conditions may also lead to the inability of some customers to obtain affordable financing and to customer insolvencies, resulting in lower sales and/or additional inventory or bad debt expense for Applied. These conditions may also similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for Applied’s products. In addition, these conditions may lead to strategic alliances by, or consolidation of, other equipment manufacturers, which could adversely affect Applied’s ability to compete effectively.

Further, these adverse conditions and uncertainty about future economic and industry conditions make it challenging for Applied to forecast its operating results, make business decisions, and identify the risks that may affect its business, sources and uses of cash, financial condition and results of operations. Applied may be required to implement additional cost reduction efforts, including restructuring activities, and/or modify its business model, which may adversely affect Applied’s ability to capitalize on opportunities in a market recovery. In addition, Applied maintains an investment portfolio that is subject to general credit, liquidity, foreign exchange, market and interest rate risks and that also includes some exposure to asset-backed and mortgage-backed securities. The risks to Applied’s investment portfolio may be exacerbated by deteriorating financial market conditions and, as a result, the value and liquidity of the investment portfolio could be negatively impacted and lead to impairment charges. If Applied is not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment and industry conditions, Applied’s business, financial condition or results of operations may be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes in the various industries in which it operates.

The global semiconductor, flat panel display, solar and related industries in which Applied operates are characterized by ongoing changes affecting some or all of these industries, including:

•	increasing capital requirements for building and operating new fabrication plants and customers’ ability to raise the necessary capital, particularly in a difficult financial market;

•	differences in growth rates among the semiconductor, display and solar industries;

•	abrupt and unforeseen shifts in the nature and amount of customer and end-user demand;

•	the increasing cost and complexity for customers to move from product design to volume manufacturing, which may slow the adoption rate for new manufacturing technology;

•	the importance of reducing the total cost of manufacturing system ownership, due in part to demand for lower-cost consumer electronics;

•	fluctuating levels of business information technology spending;

•	the heightened importance to customers of system reliability and productivity and the effect on demand for fabrication systems as a result of their increasing productivity, device yield and reliability;

•	increased need to develop products with sufficient differentiation to influence customers’ purchasing decisions;

•	requirements for shorter cycle times for the development, manufacture and installation of manufacturing equipment;

•	price and performance trends for semiconductor devices, LCDs and solar PVs, and the corresponding effect on demand for such products;

•	the increasing importance of the availability of spare parts to maximize the time that customers’ systems are available for production;

•	the increasing role for and complexity of software in Applied products; and

•	the increasing focus on reducing energy usage and improving the environmental impact and sustainability associated with manufacturing operations.

If Applied does not successfully manage the risks resulting from the ongoing changes in the semiconductor, flat panel display, solar and related industries, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes specific to the semiconductor industry.

The greatest portion of Applied’s revenues and profitability historically has been derived from sales of manufacturing equipment to the global semiconductor industry. In addition, a majority of the revenues of Applied Global Services is from sales of service products to semiconductor manufacturers. Accordingly, adverse changes in the semiconductor industry that result in decreased spending by customers may negatively impact the Company’s financial condition and results of operations. Furthermore, the semiconductor industry is characterized by ongoing changes particular to that industry, in addition to the general industry changes described in the preceding risk factor, which include:

•	the increasing cost of research and development due to many factors, including: decreasing linewidths on a chip; the use of new materials such as cobalt and yttrium; more complex device structures; more applications and process steps; increasing chip design costs; and the increasing cost and complexity of an integrated manufacturing process;

•	the growing number of types and varieties of semiconductors and number of applications across multiple substrate sizes;

•	differing market growth rates and capital requirements for memory (including NAND flash and DRAM), logic and foundry;

•	the increasing cost and complexity for semiconductor manufacturers to move volume manufacturing to more technically advanced capability and smaller linewidths, and the resulting impact on the rates of technology transition and investment in capital equipment;

•	semiconductor manufacturers’ increasing adoption of more productive 300mm systems rather than 200mm systems;

•	the decreasing profitability of many semiconductor manufacturers, causing them to enter into collaboration or cost-sharing arrangements with other manufacturers, outsource manufacturing activities, focus only on specific markets or applications, and/or purchase less manufacturing equipment, which puts downward pressure on sales prices for, and the rate of investment in, capital equipment;

•	technology developments in related markets, such as lithography, to which Applied may need to adapt;

•	the increasing market fragmentation for semiconductors, leading certain markets to become too small to support the cost of a new fabrication plant; and

•	the cost, technical complexity and timing of a proposed transition from 300 mm to 450 mm wafers.

If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the semiconductor industry, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes specific to the flat panel display industry.

The global flat panel display industry historically has experienced considerable volatility in capital equipment investment levels, due in part to the limited number of LCD manufacturers and the concentrated nature of LCD end-use applications. Recently, industry growth has depended to a considerable extent on consumer demand for increasingly larger and more advanced TVs. In addition to the general industry changes described above in the third risk factor, the display industry is characterized by ongoing changes particular to that industry. These include technical and financial difficulties associated with transitioning to larger substrate sizes for LCDs, and the effect of a slowing rate of transition to larger substrate sizes on capital intensity and product differentiation. If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the display industry, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes specific to the solar industry.

Applied anticipates that an increasing portion of its business will be in the emerging solar market, which, in addition to the general industry changes described above in the third risk factor, is characterized by ongoing changes specific to the solar industry, including:

•	the impact on demand for solar PV products arising from the cost and performance of solar PV technology compared to the cost of electricity from the existing grid or other energy sources;

•	the critical role played by energy policies of governments around the world in influencing the rate of growth of the solar market including the availability and amount of government incentives for solar power such as tax credits, rebates, renewable portfolio standards that require electricity providers to sell a targeted amount of energy from renewable sources, and goals for solar installations on government facilities;

•	the extent of investment or participation in the solar market by utilities that generate, transmit or distribute power to end-users;

•	evolving industry standards, such as a standard form factor for thin film solar modules;

•	varying levels of infrastructure investment for “smart grid” technologies to modernize and enhance the transmission, distribution and use of electricity, which link distributed solar PV sources to population centers, increase transmission capability, and optimize power usage;

•	regulatory and third party certification requirements, and customers’ ability to timely satisfy such requirements;

•	access to affordable financing and capital by customers and end-users; and

•	increasingly greater factory output and scalability of solar PVs.

If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the solar industry, its business, financial condition and results of operations could be materially and adversely affected.

Applied must adapt its business and product offerings to respond to competition and rapid technological changes.

As Applied operates in a highly competitive environment, its future success depends on many factors, including the effective commercialization and customer acceptance of its nanomanufacturing technology equipment, service and related products. In addition, Applied must successfully execute its growth strategy, including enhancing market share in existing markets, expanding into related markets, cultivating new markets and exceeding industry growth rates, while constantly improving its operational performance. The development, introduction and support of a broadening set of products in more varied competitive environments have grown increasingly complex and expensive over time. Furthermore, new or improved products may entail higher costs and reduced profits. Applied’s success is subject to many risks, including but not limited to its ability to timely, cost-effectively and successfully:

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

Operating in multiple industries and the entry into new markets and industries entail additional challenges.

As part of its growth strategy, Applied must successfully expand into related or new markets and industries, either with its existing nanomanufacturing technology products or with new products developed internally or obtained through acquisitions. The entry into different markets involves additional challenges, including those arising from:

•	the need to devote additional resources to develop new products for, and operate in, new markets;

•	differing rates of profitability and growth among its multiple businesses;

•	Applied’s ability to anticipate demand, capitalize on opportunities, and avoid or minimize risks;

•	the complexity of managing multiple businesses with variations in production planning, execution, supply chain management and logistics;

•	the adoption of new business models, such as the supply of an integrated production line consisting of a suite of Applied and non-Applied equipment to manufacture solar PVs;

•	the need to develop adequate new business processes and systems;

•	Applied’s ability to rapidly expand its operations to meet increased demand and the associated effect on working capital;

•	new materials, processes and technologies;

•	the need to attract, motivate and retain employees with skills and expertise in these new areas;

•	new and more diverse customers and suppliers, including some with limited operating histories, uncertain and/or limited funding, evolving business models and/or locations in regions where Applied does not have existing operations;

•	different customer service requirements;

•	new and/or different competitors with potentially more financial or other resources and industry experience;

•	entry into new industries and countries, with differing levels of government involvement, laws and regulations, and business, employment and safety practices;

•	third parties’ intellectual property rights; and

•	the need to comply with, or work to establish, industry standards and practices.

If Applied does not successfully manage the risks resulting from its diversification and entry into new markets and industries, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to the risks of operating a global business.

In the third quarter of fiscal 2009, approximately 88 percent of Applied’s net sales were to customers in regions outside the United States. Certain of Applied’s R&D and/or manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in China. Applied is also expanding its business and operations in new countries. The global nature of Applied’s business and operations presents challenges, including but not limited to those arising from:

•	varying regional and geopolitical business conditions and demands;

•	changes in political and social attitudes, laws, rules, regulations and policies to favor domestic companies over non-domestic companies;

•	variations among, and changes in, local, regional, national or international laws and regulations (including tax and import /export restrictions), as well as the interpretation and application of such laws and regulations;

•	global trade issues, including those related to the interpretation and application of import and export licenses;

•	variations in protection of intellectual property and other legal rights;

•	positions taken by U.S. governmental agencies regarding possible national commercial and/or security issues posed by international business operations;

•	fluctuating raw material and energy costs;

•	variations in the ability to develop relationships with suppliers and other local businesses;

•	fluctuations in interest rates and currency exchange rates, including the relative strength or weakness of the U.S. dollar;

•	the need to provide sufficient levels of technical support in different locations;

•	political instability, natural disasters (such as earthquakes, floods or storms), pandemics, terrorism or acts of war in locations where Applied has operations, suppliers or sales;

•	cultural differences;

•	customer- or government-supported efforts to promote the development and growth of local competitors;

•	shipping costs and/or delays;

•	difficulties and uncertainties associated with the entry into new countries;

•	uncertainties with respect to economic growth rates in various countries; and

•	uncertainties with respect to growth rates for the manufacture and sales of semiconductors, LCDs and solar cells in the developing economies of certain countries.

Many of these challenges are present in China, which is experiencing significant growth of both suppliers and competitors to Applied, and which Applied believes presents a large potential market for its products and opportunity for growth over the long term. In addition, Applied must regularly reassess the size, capability and location of its global infrastructure and make appropriate changes. Applied must also have effective change management processes and procedures to address changes in its business and operations. These challenges may materially and adversely affect Applied’s business, financial condition and results of operations.

Applied is exposed to risks associated with a highly concentrated customer base.

Applied’s semiconductor and flat panel display customer bases historically have been, and are becoming even more, highly concentrated as a result of industry conditions. These conditions are also adversely affecting customers’ profitability and access to capital, which leads to lower R&D funding and capital expenditures. In addition, certain customers have entered into strategic alliances or industry consortia that have increased the influence of key industry participants in technology decisions made by their partners. In the solar area, while the number of solar PV manufacturing customers increases as the number of market entrants grows, the size of contracts with particular customers is expected to rise substantially as the industry moves to greater solar module factory output capacity. The ongoing adverse conditions in the credit and financial markets and industry slowdowns have caused, and may continue to cause, some customers to postpone delivery, reduce or cancel orders, exit businesses, merge with other manufacturers or file for bankruptcy protection and potentially cease operations. In this environment, contracts or orders from a relatively limited number of semiconductor, display and solar manufacturers have accounted for, and are expected to continue to account for, a substantial portion of Applied’s business. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they substantially reduce, delay or cancel orders, Applied may not be able to replace the business. As Applied’s products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant, non-recoverable costs. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to Applied. In addition, certain customers have undergone significant ownership and/or management changes, outsourced manufacturing activities, engaged in collaboration or cooperation arrangements with other customers, or consolidated with other customers, each of which may result in additional complexities in managing customer relationships and transactions, as well as cancelled or decreased orders and lower net sales. These factors could have a material adverse effect on Applied’s business, financial condition and results of operations.

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

Applied’s business depends on its ability to timely supply equipment, services and related products that meet the rapidly changing technical and volume requirements of its customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers. Some key parts may be subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers located in countries other than the United States, including China. Further, the ongoing adverse conditions in the credit and financial markets and industry slowdowns have caused, and may continue to cause, some suppliers to scale back operations, exit businesses, merge with other companies, or file for bankruptcy protection and possibly cease operations, potentially affecting Applied’s ability to obtain parts. Applied may experience significant interruptions of its manufacturing operations, delays in its ability to deliver products or services, increased costs or customer order cancellations as a result of:

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

In addition, Applied’s need to rapidly increase its business and manufacturing capacity to meet increases in demand or expedited shipment schedules may exacerbate any interruptions in Applied’s manufacturing operations and supply chain and the associated effect on Applied’s working capital. Moreover, if actual demand for Applied’s products is different than expected, Applied may purchase more/fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. The volatility of demand for capital equipment increases capital, technical and other risks for companies in the supply chain. Any or all of these factors could materially and adversely affect Applied’s business, financial condition and results of operations.

The failure to successfully implement and conduct off-shoring and outsourcing activities and other operational initiatives could adversely affect results of operations.

To better align its costs with market conditions, increase its presence in growing markets, enhance productivity, and improve efficiencies, Applied conducts engineering, software development and other operations in regions outside the United States, particularly India and China, and outsources certain functions to third parties, including companies in the United States, India, China and other countries. Outsourced functions include certain engineering, manufacturing, customer support, software development, information technology support, finance and administrative activities. The expanding role of third party providers has required changes to Applied’s existing operations and the adoption of new procedures and processes for retaining and managing these providers, as well as redistributing responsibilities as warranted, in order to realize the potential productivity and operational efficiencies, assure quality and continuity of supply, and protect Applied’s intellectual property. In addition, Applied has implemented several key operational initiatives intended to improve manufacturing efficiency, including integrate-to-order, module-final-test and merge-in-transit programs. Applied also is implementing a multi-year, company-wide program to transform certain business processes, including the transition to a single enterprise resource planning (ERP) software system to perform various functions. The implementation of additional functionality to the ERP system entails certain risks, including difficulties with changes in business processes that could disrupt Applied’s operations, such as its ability to track orders and timely ship products, project inventory requirements, manage its supply chain and aggregate financial and operational data.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit
No	Description

10.68	Applied Materials, Inc. Stock Purchase Plan for Offshore Employees, amended and restated effective as of June 8, 2009 (incorporated by reference to Applied’s Registration Statement on Form S-8 (file no. 333-160819) filed July 27, 2009)
10.69	Applied Materials, Inc. Employees’ Stock Purchase Plan, amended and restated effective as of June 8, 2009 (incorporated by reference to Applied’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (file no. 333-143377) filed July 27, 2009)
10.70	Applied Materials, Inc. Employees’ Stock Purchase Plan, amended and restated effective as of September 1, 2009 (incorporated by reference to Applied’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (file no. 333-143377) filed July 27, 2009)
10.71	Amendment No. 1 to the U.S. $1,000,000,000 Credit Agreement dated as of May 22, 2009 among Applied Materials, Inc., as borrower, several lenders named therein and Citicorp USA, Inc., as agent for the lenders. (Confidential treatment has been requested for redacted portions of the agreement.)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ GEORGE S. DAVIS
George S. Davis
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

September 1, 2009

By:	/s/ YVONNE WEATHERFORD
Yvonne Weatherford
Corporate Vice President,
Corporate Controller
(Principal Accounting Officer)

September 1, 2009