Form 10-K
period 2009-10-25
APPLIED MATERIALS INC /DE
filed 2009-12-11
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 25, 2009
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 26, 2009, based upon the closing sale price reported by the NASDAQ Global Select Market on that date: $15,579,209,892

Number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of November 20, 2009: 1,341,259,033

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for Applied Materials, Inc.’s Annual Meeting of Stockholders to be held on March 9, 2010 are incorporated by reference into Part III of this Form 10-K.

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

FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 25, 2009

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

Applied is the world’s largest semiconductor fabrication equipment supplier based on revenue, with the capability to provide global deployment and support services. Applied also is the leading supplier of LCD fabrication equipment to the flat panel display industry and in 2009 Applied was named by VLSI Research as the leading supplier of solar PV manufacturing systems to the solar industry.

Applied operates in four reportable segments: Silicon, Applied Global Services, Display, and Energy and Environmental Solutions. A summary of financial information for each reportable segment is found in Note 12 of Notes to Consolidated Financial Statements. A discussion of factors that could affect Applied’s operations is set forth under “Risk Factors” in Item 1A, which is incorporated herein by reference.

Silicon Segment

Applied’s Silicon Systems Group (SSG), reported under its Silicon segment, develops, manufactures and sells a wide range of manufacturing equipment used to fabricate semiconductor chips, also referred to as integrated circuits (ICs). Most chips are built on a silicon wafer base and include a variety of circuit components, such as transistors and other devices, that are connected by multiple layers of wiring (interconnects). Applied offers systems that perform most of the primary processes used in chip fabrication including atomic layer deposition (ALD), chemical vapor deposition (CVD), physical vapor deposition (PVD), etch, rapid thermal processing (RTP), chemical mechanical planarization (CMP) and wafer metrology and inspection, as well as systems that etch, measure and inspect circuit patterns on masks used in the photolithography process. Applied’s semiconductor manufacturing systems are used by both integrated device manufacturers and foundries to build memory, logic and other types of chips.

To build a chip, the transistors, capacitors and other circuit components are first created on the surface of the wafer by performing a series of processes to deposit and selectively remove portions of successive film layers. Similar processes are then used to build the layers of wiring structures on the wafer. As the density of the circuit components increases to enable greater computing capability in the same or smaller physical area, the complexity of building the chip also increases, necessitating more process steps to form smaller structures and more intricate wiring schemes. A typical, simplified process sequence for building the wiring or interconnect portion of a chip involves initially depositing a dielectric film layer onto the base layer of circuit components using a CVD system. An etch system is then used to create openings and patterns in the dielectric layer. To form the metal interconnects, these openings and patterns are subsequently filled with conducting material using PVD and/or electroplating technologies. A CMP step then polishes the wafer to achieve a flat surface. Additional deposition, etch and CMP steps are then performed to build up the layers needed to complete the interconnection of the circuit elements. Advanced chip designs require more than 500 steps involving these and other processes to complete the manufacturing cycle.

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

The transistor is another key area of the chip where semiconductor manufacturers are improving their device designs to enhance speed. Applied has the industry’s largest portfolio of technically advanced products for building smaller and faster transistors. One method of enhancing chip performance is strain engineering, a technique that stretches or compresses the space between atoms, allowing electrical current to flow more quickly. Multiple strain films are typically used in advanced devices since they have an additive effect on increasing transistor speed. Applied has a comprehensive portfolio of systems to enable these applications using CVD and epitaxial deposition technologies.

Most chips currently are fabricated using 65 nanometer (nm) and larger linewidth dimensions, although Applied is also working with customers on new technology for advanced nodes such as 45nm and below. Major chipmakers have announced that they will be integrating new high dielectric constant (high-k) and metal materials and processes in their transistor gate structures to increase chip performance and reduce power consumption. Applied has a comprehensive portfolio of fully characterized processes for building these high-k/metal gates. These solutions include an integrated dielectric gate stack tool that combines four critical processes in a single system, a portfolio of metallization technologies using ALD and PVD, and an innovative high temperature etch system.

Another emerging area for Applied’s technology is three-dimensional (3D) ICs in which chips are vertically stacked to deliver higher performance and functionality in a smaller area. The individual chips are electrically connected using deep holes called through-silicon vias (TSVs). Applied has the production-proven systems and processes required for the majority of TSV manufacturing steps, including mask, etch, film deposition and CMP systems. Applied is leading efforts to enable the adoption of TSV technology, working with consortiums and other equipment suppliers to lower the cost to customers for implementing TSV technology.

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

Chemical Vapor Deposition

CVD is used to deposit dielectric and metal films on a wafer. During the CVD process, gases that contain atoms of the material to be deposited react on the wafer surface, forming a thin film of solid material. Films deposited by CVD may be silicon oxide, single-crystal epitaxial silicon, amorphous silicon, silicon nitride, dielectric anti-reflective coatings, low k dielectric (for highly efficient insulating materials), aluminum, titanium, titanium nitride, polysilicon, tungsten, refractory metals or silicides. Applied offers the following CVD products and technologies:

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

Lithography-Enabling Solutions — Applied offers several technologies on the Producer system to help chipmakers extend their current 193nm lithography tools, including a line of Applied APF® (advanced patterning film) films and Applied DARC® (dielectric anti-reflective coating) films. Together, they provide a film stack with the precise dimensional control and compatibility needed to cost-effectively pattern nano-scale features without additional integration complexity.

Gap Fill Films — There are many steps during the chipmaking process in which very small and deep, or high aspect ratio (HAR), structures must be filled void-free with a dielectric film. Many of these applications include the deposition of silicon oxides in substrate isolation structures, contacts and interconnects. The Applied Centura Ultima HDP-CVD® (high-density plasma CVD) system has been an industry workhorse, providing multi-generational gap-fill capability for both logic and memory devices. The Applied Producer HARP (high aspect ratio process) provides customers with device scaling capability to 32nm and below using sub-atmospheric CVD (SACVD) technology enabling the seamless, void-free fill of tightly packed HAR structures.

Strain Engineering Solutions — The Applied Producer HARPtm system also plays a key role in enhancing transistor performance, enabling chipmakers to boost chip speed by depositing strain-inducing dielectric films. Offering the industry’s first integrated stress nitride deposition and ultraviolet (UV) cure solution, the Applied Producer Celera CVD delivers benchmark levels of high-stress tensile silicon nitride films. The Company also offers the Applied Centura SiNgenPlus low pressure CVD system for low temperature silicon nitride films. Used together, and in conjunction with silicon germanium (SiGe) films using Applied’s epitaxial deposition technologies, these systems can provide additive strain engineering benefits.

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

The Applied Endura CuBS (copper barrier/seed) PVD system is widely used by customers for fabricating copper-based chips. Using PVD technology, the system deposits a tantalum-based barrier film that prevents copper material from entering other areas of the device and then a copper seed layer that primes the structure for the subsequent deposition of bulk copper. This system also features Activ Pre-clean technology to provide clean film interfaces while preserving the k-value integrity of the structure. In 2009, the Company introduced the Applied Endura CuBS RFX PVD system, extending its cost-effective CuBS technology to the 22nm node. Applied’s Endura system has also been used for many years in back-end applications to deposit metal layers before final bump or wire bonding packaging steps are performed. In 2009, the Company introduced a new cost-efficient platform specifically designed for under-bump metallization (UBM) and other back-end processes. The Applied Charger UBM PVD system’s new linear architecture offers reliable performance and very high productivity at a low cost-per-wafer.

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

The Applied Centura AdvantEdgetm Silicon Etch system offers chipmakers high precision gate etching for advanced-generation devices. The Applied Centura Mariana Trench Etch system provides customers with the capability to scale memory devices by etching 80:1 aspect ratio structures. In 2009, the Company introduced the Applied Centura Silvia system, specifically designed for etching small, deep holes for TSV applications in 3D-ICs. For etching metals, the Applied Opus AdvantEdge Metal Etch uses an optimized 5-chamber platform configuration that enables customers to extend aluminum interconnect technology and productivity to sub-70nm dimensions for flash and DRAM memory applications.

Rapid Thermal Processing

RTP is a process in which a wafer is subjected to rapid bursts of intense heat that can take the wafer from room temperature to more than 1,000 degrees Celsius in less than 10 seconds. A rapid thermal process is used mainly for annealing, which modifies the properties, of deposited films. The Applied Centura Radiance®Plus and Applied Vantage RadOxtm RTP systems feature advanced RTP technology with differing platform designs. While the multi-chamber Centura platform offers exceptional process flexibility, the streamlined two-chamber Vantage platform is designed for dedicated high-volume manufacturing. These single-wafer RTP systems are also used for growing high quality oxide and oxynitride films, deposition steps that traditional large batch furnaces can no longer achieve with the necessary precision and control. With its proprietary radical-based oxidation process, the Applied Vantage RadOx system deposits high-performance transistor gate oxides with high productivity and low operating cost for flash memory applications.

Chemical Mechanical Planarization

The CMP process removes material from a wafer to create a flat (planarized) surface. This process allows subsequent photolithography patterning steps to occur with greater accuracy and enables film layers to build with minimal height variations. Applied has led the industry with its 300mm Applied Reflexion® LK system, with features such as integrated cleaning, film measurement and process control capabilities.

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

Critical Dimension and Defect Review Scanning Electron Microscopes (CD-SEMs and DR-SEMs)

Scanning electron microscopes (SEMs) use an electron beam to form images of microscopic features of a patterned wafer at extremely high magnification. Applied’s SEM products provide customers with full automation, along with the high accuracy and sensitivity needed for measuring very small CDs. The Applied VeritySEM® Metrology system uses proprietary SEM imaging technology to enable precise control of the lithography and etching processes. The VeritySEM measures CDs at a precision of less than 3.2 angstroms, a requirement for 32nm and below device production and incorporates automation and software advancements for significantly higher throughput. Applied’s OPC Checktm software for the VeritySEM system performs automated qualification of OPC-based (optical proximity correction) chip designs, significantly reducing mask (see Mask Making section below) verification time over conventional manual methods.

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

Wafer Inspection

Using laser-based technology, defects can be detected on patterned wafers (wafers with printed circuit images) as they move between processing steps. Defects include particles, open circuit lines, and shorts between lines. Incorporating key advances in imaging technology, the Applied ComPlustm Inspection system, for darkfield applications, detects defects in devices with design rules of 65nm and below with the high speed required for customers’ volume production lines. The Applied UVision® Inspection system is the industry’s first laser-based, three dimensional brightfield tool. Utilizing multi-beam, deep ultraviolet (DUV) laser illumination and high efficiency detectors, the UVision system uncovers previously undetectable defects on the wafer, enabling customers to rapidly resolve defect issues and achieve greater chip yields.

Mask Making

Masks are used by photolithography systems to transfer microscopic circuit designs onto wafers. Since an imperfection in a mask may be replicated on the wafer, the mask must be virtually defect-free. Applied provides systems for etching, cleaning and inspecting masks.

The Applied Tetra IIItm Advanced Reticle Etch system, an advanced etch tool for fabricating leading-edge masks, is used by virtually every advanced mask maker in the world for 45nm photomask development and production. The groundbreaking Applied Aera2tm Mask Inspection system allows customers to meet the most critical defect detection challenges of advanced masks. Using sophisticated aerial imaging technology, the Aera2 is the first mask inspection system that allows users to immediately see how the pattern on the mask will appear on the wafer, revealing only the defects most likely to print and significantly reducing inspection time.

Applied Global Services Segment

The Applied Global Services segment encompasses products and services designed to improve the performance and productivity, and reduce the environmental impact, of the fab operations of semiconductor, LCD and solar PV manufacturers. The in-depth expertise and best known methods of Applied’s extensive global support infrastructure enable Applied to continuously support customers’ production requirements. Trained customer engineers and process support engineers are deployed in more than a dozen countries. These engineers are usually located at or near customers’ fab sites and service over 31,000 installed Applied systems, as well as non-Applied systems. Applied offers the following general types of services and products:

Fab Services — Applied offers a portfolio of fab-wide operations services to maintain and optimize customers’ fabrication facilities. Applied Performance Services offers customers comprehensive equipment support with performance-based pricing and predictable costs to enable improved cost of ownership. Included in this program is Applied’s ExpertConnect remote diagnostic capability, providing expert support around the clock. The Company also offers Performance Services for its SunFabtm Thin Film Line for producing large-size solar PV panels. The first service product of its kind for the solar industry, the program enables customers to quickly ramp to volume production while optimizing the performance, cost and output of their SunFab lines.

The Company also offers Performance Spares, which are spare parts manufactured to Applied’s strict technical specifications and quality standards. The Company’s Metron Chamber Performance Services unit provides precision cleaning, technology-enhanced coating and refurbishment on chamber process kits and components. The unit also has extensive analytical testing capabilities to validate and certify performance specifications.

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

Automation Systems — Applied offers automated factory-level and tool-level control software systems for semiconductor, LCD and solar cell manufacturing facilities. These enterprise solutions include manufacturing execution systems (MES) to automate the production of wafers and LCD and solar substrates, advanced process control systems, and scheduling and materials handling control systems. Applied also offers computerized maintenance management systems, performance tracking, and modeling and simulation tools for improving asset utilization. Applied’s breakthrough E3 equipment engineering system solution, for example, uniquely integrates all critical equipment automation and process control components. In 2009, the Company introduced its Applied SmartMove system, enabling wireless wafer management in non-automated 200mm and 300mm fabs.

Abatement Systems — Applied’s family of Metron abatement systems is a comprehensive line of environmental solutions for the semiconductor, solar and display industries. These systems include a wide range of point-of-use scrubbing tools such as wet, dry, thermal and integrated technologies for reliable, cost-effective abatement of exhaust gases. Applied’s Marathon Series, for example, offers smart abatement technology that specifically targets perfluorocarbon effluents from processing systems.

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

Applied supplies a wide range of systems that process and test different glass substrate sizes. For fabricating the transistor layer of these panels, the Company offers a line of plasma-enhanced CVD (PECVD) systems that use multi-chamber platform architecture to deposit dielectric and semiconducting films. The AKT-PiVottm 55KV system employs high-productivity, cost-efficient PVD technology to deposit metal and transparent conductive oxide films on the substrate. For manufacturing the color filter of LCD panels, Applied offers the AKT-NEW ARISTOtm for transparent conductive oxide film deposition.

To complement these systems, Applied also offers a line of electron beam test (EBT) systems for testing substrates during production for defective pixels and other imperfections. Featuring one of the industry’s fastest and most accurate pixel test technologies with the lowest operating cost, the EBT systems’ non-contact test technology enables the safe testing of high-value LCD TV panels without damaging or scratching the display.

To meet growing consumer demand for larger, more cost-efficient LCD TVs, LCD manufacturers have moved to increasingly larger-sized substrates. Applied’s latest generation (Gen) 10 systems can process substrates sized at approximately 2.85 x 3.05 meters, with each substrate enabling the production of up to six 65-inch LCD TV screens. These Gen-10 systems include the AKT-90K PECVD and the Gen-10 AKT-90K EBT products.

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

Applied’s extensive portfolio of solar PV cell fabrication technologies has made it the leading supplier of c-Si manufacturing systems worldwide. Key benefits of these systems are high-productivity, advanced ultra-thin wafer handling, and extensive automation, helping customers to lower the cost per watt. Applied offers a comprehensive line of automated metallization and test systems for c-Si cell manufacturing. In 2009, the Company introduced its Baccini Esattotm Technology, a high precision, multi-step printing capability designed to increase the efficiency of c-Si solar cells. Applied also offers systems for slicing and squaring wafers from silicon ingots. In 2009, the Company introduced its Applied HCT MaxEdgetm wire saw, featuring the industry’s first dual-wire management system for slicing ultra-thin wafers. Applied also introduced the HCT Diamond Squarertm system with novel diamond wire technology that eliminates the need for abrasive slurry and significantly cuts electricity consumption.

For thin film applications, Applied developed the Applied SunFab Thin Film Line, which is the world’s only integrated glass- in/panel-out production line for manufacturing thin film silicon solar modules using 5.7 square meter (m2) glass substrates. These ultra-large panels, which are approximately four times the size of thin film solar panels offered by others in the industry, are intended for large-scale applications such as solar farms, utilities and building-integrated solar PV system installations. Applied has entered into multiple contracts for its SunFab line with customers in Europe, Asia and Saudi Arabia. Several of these lines have passed final acceptance testing, and customers have begun volume manufacturing of SunFab modules. SunFab modules have met the stringent requirements of the International Electrotechnical Commission (IEC), certifying that these modules will meet performance and safety specifications under challenging environmental conditions. In 2009, Applied announced its second-generation SunFab technology that enables customers to achieve a 22% reduction in materials cost.

Products in this segment also include the ATONtm in-line deposition system, a large-area platform for high-quality deposition and high-throughput in both c-Si and thin film solar PV cell manufacturing, as well as processes, materials-handling technologies and fabrication services. Other products include roll-to-roll, vacuum web coating systems for high-performance deposition of a range of films on flexible substrates for functional, aesthetic or optical properties. In 2009, the Company shipped its new Applied Topmet 4450, the world’s largest and fastest roll-to-roll machine that deposits ultra-thin aluminum films for flexible packaging applications on 4.5m wide rolls of substrate material at 20 meters per second. Applied also offers large-area deposition equipment for the production of low-emissivity (low-E) and solar control architectural glass.

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

Applied’s backlog decreased from $4.8 billion at October 26, 2008 to $2.7 billion at October 25, 2009. Applied’s backlog on any particular date is not necessarily indicative of actual sales for any succeeding period. Customers may delay delivery of products or cancel orders prior to shipment, subject to possible cancellation penalties. Backlog adjustments were negative for fiscal 2009 and totaled $1.2 billion, consisting primarily of customer cancellations and financial debookings, reflecting the decline in demand for semiconductor equipment. Delays in delivery schedules and/or a reduction of backlog during any particular period could have a material adverse effect on Applied’s business and results of operations.

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

Applied’s investments in RD&E for product development and engineering programs to create or improve products and technologies over the last three years were as follows: $934 million (19 percent of net sales) in fiscal 2009, $1.1 billion (14 percent of net sales) in fiscal 2008 and $1.1 billion (12 percent of net sales) in fiscal 2007. Applied has spent an average of 14 percent of net sales in RD&E over the last five years. In addition to RD&E for specific product technologies, Applied maintains ongoing programs for automation control systems, materials research and environmental control that are applicable to its products. In fiscal 2009, Applied focused on developing systems for semiconductor customers’ new chip designs with 32nm and below geometries, including systems to enable faster transistors using strain engineering and high-k/metal gate technologies, as well as double patterning processes that allows customers to extend their existing 193nm lithography tools through additional technology generations. Applied also focused on developing technology for through-silicon vias, an emerging solution for interconnecting three dimensional chip stacks to provide better device performance, lower power consumption and the integration of heterogeneous devices. RD&E also included activities to develop products that enable lower-cost production of solar energy and other products to enable energy conservation.

Marketing and Sales

Because of the highly technical nature of its products, Applied markets and sells products worldwide through a direct sales force. Approximately 81 percent of Applied’s fiscal 2009 net sales were to regions outside of the United States. Net sales to customers by region as a percentage of total net sales were: Taiwan 21 percent, North America (primarily the United States) 19 percent, Asia-Pacific (including China) 18 percent, Europe 15 percent, Japan 14 percent, and Korea 13 percent.

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

Information on net sales to unaffiliated customers and long-lived assets attributable to Applied’s geographic regions is included in Note 12 of Notes to Consolidated Financial Statements. In fiscal 2009, Intel Corporation accounted for 12 percent of Applied’s net sales. Samsung Electronics Co., Ltd. accounted for 10 percent of Applied’s net sales in fiscal 2009, 16 percent of net sales in fiscal 2008, and 12 percent of net sales in fiscal 2007. These net sales were for products in multiple reportable segments.

Competition

The industries in which Applied operates are highly competitive and characterized by rapid technological change. Applied’s ability to compete generally depends on its ability to timely commercialize its technology, continually improve its products and develop new products that meet constantly evolving customer requirements. Significant competitive factors include technical capability and differentiation, productivity and cost-effectiveness. The importance of these factors varies according to customers’ needs, including product mix and respective product requirements, applications, and the timing and circumstances of purchasing decisions. Substantial competition exists in all areas of Applied’s business. Competitors range from small companies that compete with a single product and/or in a single region, to global, diversified companies with a range of products. Applied’s ability to compete requires a high level of investment in RD&E, marketing and sales and global customer support activities. Management believes that many of Applied’s products have strong competitive positions.

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

Products in the Display segment are subject to strong competition from a number of major competitors. Applied holds established market positions with its technically differentiated thin film technology (TFT)-LCD manufacturing solutions for PECVD, color filter PVD and TFT array testing, although its market position could change quickly due to customers’ evolving requirements. In fiscal 2007, Applied entered the array PVD market with the AKT-PiVottm 55KV PVD system. Applied faces significant competition from existing array PVD suppliers.

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

Patents and Licenses

Management believes that Applied’s competitive position significantly depends upon the Company’s research, development, engineering, manufacturing and marketing capabilities, and not just on its patent position. However, protection of Applied’s technological assets through enforcement of its intellectual property rights, including patents, is important. Therefore, Applied’s practice is to file patent applications in the United States and other countries for inventions that Applied considers significant. Applied has a substantial number of patents in the United States and other countries, and additional applications are pending for new inventions. Although Applied does not consider its business materially dependent upon any one patent, the rights of Applied and the products made and sold under its patents, taken as a whole, are a significant element of Applied’s business. In addition to patents, Applied also possesses other intellectual property, including trademarks, know-how, trade secrets and copyrights.

Applied enters into patent and technology licensing agreements with other companies when management determines that it is in the Company’s best interest to do so. Applied pays royalties under existing patent license agreements for the use, in several of its products, of certain patented technologies that are licensed to Applied for the life of the patents. Applied also receives royalties from licenses granted to third parties. Royalties received from or paid to third parties have not been, and are not expected to be, material to Applied’s consolidated results of operations.

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

Environmental Matters

Two of Applied’s locations have been designated as environmental cleanup sites. In 1987, the United States Environmental Protection Agency designated one of the locations, in Santa Clara, California, as a Superfund site and named Applied as a “Responsible Party.” Cleanup activities at this site began in 1984 and were substantially completed in February 2002, and present activities consist of annual sampling of wells. The California Regional Water Quality Control Board designated Applied as a “Discharger” with respect to another site in Sunnyvale, California. Applied was named a Discharger upon its acquisition of the property in 1997 solely due to its status as property owner. The prior owners of the site and/or operators who caused the contamination are responsible for performing cleanup and monitoring activities.

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

The most recent report on Applied’s environmental, health and safety activities can be found in the Company’s Citizenship Report on its website at http://www.appliedmaterials.com/about/environment.html. This report is updated periodically. This website address is intended to be an inactive textual reference only. None of the information on Applied’s website is part of this Form 10-K or is incorporated by reference herein.

Employees

At October 25, 2009, Applied employed 12,619 regular employees and 413 temporary employees. In the high-technology industry, competition for highly-skilled employees is intense. Applied believes that its future success is highly dependent upon its continued ability to attract, retain and motivate qualified employees. There can be no assurance that Applied will be able to attract, hire, assimilate, motivate and retain a sufficient number of qualified employees.

Executive Officers of the Registrant

The following table and notes set forth information about Applied’s executive officers as of October 25, 2009:

Name of Individual	Position

Michael R. Splinter(1)	Chairman of Board of Directors, President and Chief Executive Officer
Franz Janker(2)	Executive Vice President, Corporate Account Management
George S. Davis(3)	Senior Vice President, Chief Financial Officer
Manfred Kerschbaum(4)	Senior Vice President, Chief of Staff
Mark R. Pinto(5)	Senior Vice President, General Manager Energy and Environmental Solutions and Display, Chief Technology Officer
Joseph J. Sweeney(6)	Senior Vice President, General Counsel and Corporate Secretary
Randhir Thakur(7)	Senior Vice President, General Manager Silicon Systems
Chris Bowers(8)	Group Vice President, General Manager Corporate Services
Ron Kifer(9)	Group Vice President, Chief Information Officer
Mary Humiston(10)	Corporate Vice President, Global Human Resources
Charlie Pappis(11)	Corporate Vice President, General Manager Applied Global Services
Yvonne Weatherford(12)	Corporate Vice President, Corporate Controller

(1)	Mr. Splinter, age 59, was named President, Chief Executive Officer and a member of Applied’s Board of Directors upon joining Applied in April 2003, and he has been Chairman of the Board of Directors since March 2009. Prior to joining Applied, Mr. Splinter worked for nearly 20 years at Intel Corporation (Intel), most recently as Executive Vice President and Director of the Sales and Marketing Group, responsible for sales and operations worldwide. Mr. Splinter previously held various executive positions at Intel, including Executive Vice President and General Manager of the Technology and Manufacturing Group.

(2)	Mr. Janker, age 60 was named Executive Vice President, Corporate Account Management in September 2009. Prior to that he was the head of Sales and Marketing from May 2003 to September 2009, initially as Senior Vice President, Sales and Marketing and, beginning in December 2004, as Executive Vice President, Sales and Marketing. He served as Senior Vice President, Global Operations and Corporate Marketing beginning in December of 2002. From December 1998 to 2002, he served as Group Vice President, Corporate Marketing and Business Management. From 1982 to 1998, Mr. Janker served in a variety of sales and marketing management positions with Applied in the United States and Europe.

(3)	Mr. Davis, age 52, was promoted to Senior Vice President, Chief Financial Officer in December 2006, after being appointed Group Vice President, Chief Financial Officer effective November 1, 2006. Previously, he had been Group Vice President, General Manager, Corporate Business Development since February 2005. From November 1999 to February 2005, Mr. Davis served as Vice President and Corporate Treasurer, where he managed Applied’s worldwide treasury operations and was responsible for investments, tax, financial risk management, and trade and export matters. Mr. Davis joined Applied in 1999.

(4)	Mr. Kerschbaum, age 55, was named Senior Vice President, Chief of Staff in September 2009. Prior to that he served as Senior Vice President, General Manager, Applied Global Services from January 2005 to September 2009. Mr. Kerschbaum was Senior Vice President, Global Operations from July 2004 to January 2005 and from October 2002 to May 2003. From May 2003 to July 2004, he was Group Vice President, Foundation Engineering and Operations. From January 1996 to October 2002, he held various positions in Applied Materials North America, most recently as Group Vice President, General Manager, Applied Materials North America. Mr. Kerschbaum has served in various other operations, customer service and engineering positions since joining Applied in 1983.

(5)	Dr. Pinto, age 50, has served as Senior Vice President since joining Applied in January 2004. His current responsibility is General Manager, Energy and Environmental Solutions and Display as well as the corporate

Chief Technology Officer. Prior to joining Applied, Dr. Pinto spent 19 years with Bell Laboratories and the Lucent Microelectronics Group, which later became Agere Systems Inc., most recently as Vice President of the Analog Products Division. Dr. Pinto holds a Ph.D. in Electrical Engineering from Stanford University.

(6)	Mr. Sweeney, age 61, has held the position of Senior Vice President, General Counsel and Corporate Secretary of Applied since July 2005, with responsibility for global legal affairs, intellectual property and security. From April 2002 to July 2005, Mr. Sweeney was Group Vice President, Legal Affairs and Intellectual Property, and Corporate Secretary. Mr. Sweeney joined Applied in 1993.

(7)	Dr. Thakur, age 47, has held the position of Senior Vice President, General Manager Silicon Systems since October 2009. Previously, he was Senior Vice President, General Manager, Thin Film Solar and Display. He was appointed Senior Vice President, General Manager, Strategic Operations when he rejoined Applied in May 2008. He previously was with Applied from 2000 to 2005 in a variety of executive roles including Group Vice President, General Manager for Front End Products. From September 2005 to May 2008, Dr. Thakur served as Executive Vice President of Technology and Fab Operations at SanDisk Corporation and as head of SanDisk’s worldwide operations. Prior to joining Applied in 2000, Dr. Thakur served in leadership roles at Steag Electronic Systems AG and Micron Technology, Inc.

(8)	Mr. Bowers, age 49, has been Group Vice President, General Manager, Corporate Services since March 2008. From March 2008 to September 2009, he served as Chief of Staff. Prior to joining Applied, Mr. Bowers was a partner at the Hay Group, where he held various business leadership and consulting positions from 1992 to 2008. Most recently, he was Director of Client Services in Europe, the Middle East and Africa, and a member of the Hay Group Global R&D Council.

(9)	Mr. Kifer, age 58, joined Applied in May 2006 as Group Vice President and Chief Information Officer, Global Information Services. Prior to his appointment, Mr. Kifer spent five years with DHL in various executive management roles, most recently as the Senior Vice President and Chief Information Officer for North America, Asia Pacific and Emerging Markets.

(10)	Ms. Humiston, age 44, was appointed to Corporate Vice President, Global Human Resources in June 2009. Since joining Applied in July 2008, she served as the Vice President of Human Resources for both the Energy and Environmental Display SunFab Solar groups. Prior to joining Applied, Ms. Humiston was Vice President of Human Resources at Honeywell International Inc. from October 2002 to June 2008 with responsibility for various corporate and international organizations, and held executive positions with PeoplePC, Gap, Inc. and GE.

(11)	Mr. Pappis, age 49, was appointed Corporate Vice President and General Manager of Applied Global Services in September 2009. He served as Corporate Vice President and General Manager for the Semiconductor Service Solutions group in Applied Global Services from January 2009 to September 2009. Prior to this, he served as general manager for Equipment Productivity Services in Applied Global Services. He has held various other management positions since joining Applied in 1986.

(12)	Ms. Weatherford, age 58, has served as Corporate Vice President, Corporate Controller since December 2004. Ms. Weatherford was Appointed Vice President, Business Operations Controller from December 2001 to December 2004, and Appointed Vice President, Financial Operations Controller from October 2000 to December 2001. She has held various other finance roles since joining Applied in 1990.

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

To meet rapidly changing demand in the industries it serves, Applied must effectively manage its resources and production capacity for each of its segments as well as across multiple segments. The challenging economic and industry conditions have adversely affected Applied’s customers and led to a significant decrease in demand for many of Applied’s products, although indications of improving conditions are beginning to appear. During periods of increasing demand for its products, Applied must have sufficient manufacturing capacity and inventory to meet customer demand; effectively manage its supply chain; attract, retain and motivate a sufficient number of qualified individuals; and continue to control costs. During periods of decreasing demand, Applied must be able to appropriately align its cost structure with prevailing market conditions; effectively manage its supply chain; and motivate and retain key employees. If Applied is not able to timely and appropriately adapt to changes in its business environment, Applied’s business, financial condition or results of operations may be materially and adversely affected.

Applied is exposed to risks associated with the difficult financial markets and weak global economy.

The tightening of the credit markets, disruption in the financial markets, and global economic downturn experienced over the last several quarters contributed to significant slowdowns in the industries in which Applied operates, which slowdowns may persist or worsen if these economic conditions are prolonged or deteriorate further. The markets for semiconductors and flat panel displays in particular depend largely on consumer spending. Economic uncertainty exacerbates negative trends in consumer spending and may cause certain Applied customers to push out, cancel, or refrain from placing orders for equipment or services, which may reduce net sales, reduce backlog, and affect Applied’s ability to convert backlog to sales. Difficulties in obtaining capital and uncertain market conditions may also lead to the inability of some customers to obtain affordable financing and to customer insolvencies, resulting in lower sales and/or additional inventory or bad debt expense for Applied. These conditions may also similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for Applied’s products. In addition, these conditions may lead to strategic alliances by, or consolidation of, other equipment manufacturers, which could adversely affect Applied’s ability to compete effectively.

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

The global semiconductor, flat panel display, solar and related industries in which Applied operates are characterized by ongoing changes affecting some or all of these industries, including:

•	increasing capital requirements for building and operating new fabrication plants and customers’ ability to raise the necessary capital, particularly in a difficult financial market;

•	differences in growth rates among the semiconductor, display and solar industries;

•	abrupt and unforeseen shifts in the nature and amount of customer and end-user demand;

•	the increasing cost and complexity for customers to move from product design to volume manufacturing, which may slow the adoption rate for new manufacturing technology;

•	the importance of reducing the total cost of manufacturing system ownership, due in part to greater demand for lower-cost consumer electronics as compared to business information technology spending;

•	the heightened importance to customers of system reliability and productivity and the effect on demand for fabrication systems as a result of their increasing productivity, device yield and reliability;

•	increased need to develop products with sufficient differentiation to influence customers’ purchasing decisions;

•	requirements for shorter cycle times for the development, manufacture and installation of manufacturing equipment;

•	price and performance trends for semiconductor devices, LCDs and solar PVs, and the corresponding effect on demand for such products;

•	the increasing importance of the availability of spare parts to maximize the time that customers’ systems are available for production;

•	the increasing role for and complexity of software in Applied products; and

•	the increasing focus on reducing energy usage and improving the environmental impact and sustainability associated with manufacturing operations.

If Applied does not successfully manage the risks resulting from the ongoing changes in the semiconductor, flat panel display, solar and related industries, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes specific to the semiconductor industry.

The greatest portion of Applied’s revenues and profitability historically has been derived from sales of manufacturing equipment to the global semiconductor industry. In addition, a majority of the revenues of Applied Global Services is from sales of service products to semiconductor manufacturers. The semiconductor industry is characterized by ongoing changes particular to that industry, in addition to the general industry changes described in the preceding risk factor, which may result in decreased spending by customers and negatively impact the Company’s financial condition and results of operations. The changes include:

•	the increasing cost of research and development due to many factors, including: decreasing linewidths on a chip; the use of new materials such as cobalt and yttrium; more complex device structures; more applications and process steps; increasing chip design costs; and the increasing cost and complexity of an integrated manufacturing process;

•	the growing number of types and varieties of semiconductors and number of applications across multiple substrate sizes;

•	differing market growth rates and capital requirements for different applications, such as memory (including NAND flash and DRAM), logic and foundry, and Applied’s ability to compete in these market segments;

•	the increasing cost and complexity for semiconductor manufacturers to move more technically advanced capability and smaller linewidths to volume manufacturing, and the resulting impact on the rates of technology transition and investment in capital equipment;

•	semiconductor manufacturers’ increasing adoption of more productive 300mm systems and reductions in 200mm system capacity, and the resulting effect on demand for manufacturing equipment and services;

•	the decreasing rate of capital expenditures as a percentage of semiconductor manufacturers’ revenue;

•	the decreasing profitability of many semiconductor manufacturers, causing them to enter into collaboration or cost-sharing arrangements with other manufacturers, outsource manufacturing activities, focus only on specific markets or applications, and/or purchase less manufacturing equipment, which puts downward pressure on sales prices for, and the rate of investment in, capital equipment;

•	technology developments in related markets, such as lithography, to which Applied may need to adapt;

•	competitive factors that make it difficult to enhance market position, especially in larger market segments such as etch;

•	the increasing market fragmentation for semiconductors, leading certain markets to become too small to support the cost of a new fabrication plant; and

•	the cost, technical complexity and timing of a proposed transition from 300mm to 450mm wafers.

If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the semiconductor industry, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes specific to the flat panel display industry.

The global flat panel display industry historically has experienced considerable volatility in capital equipment investment levels, due in part to the limited number of LCD manufacturers and the concentrated nature of LCD end-use applications. Recently, industry growth has depended to a considerable extent on consumer demand for increasingly larger and more advanced TVs. In addition to the general industry changes described above in the third risk factor, the display industry is characterized by ongoing changes particular to that industry, including:

•	technical and financial difficulties associated with transitioning to larger substrate sizes for LCDs;

•	the effect of a slowing rate of transition to larger substrate sizes on capital intensity and product differentiation;

•	new energy efficiency standards for large-screen LCD TVs ; and

•	uncertainty with respect to future LCD technology end-use applications and growth drivers.

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

Applied anticipates that an increasing portion of its business will be in the emerging solar market, which, in addition to the general industry changes described above in the third risk factor, is characterized by ongoing changes specific to the solar industry, including:

•	the impact on demand for solar PV products arising from the cost and performance of solar PV technology compared to the cost of electricity from the existing grid or other energy sources;

•	the critical role played by energy policies of governments around the world in influencing the rate of growth of the solar market including the availability and amount of government incentives for solar power such as tax credits, rebates, renewable portfolio standards that require electricity providers to sell a targeted amount of energy from renewable sources, and goals for solar installations on government facilities;

•	changes in the nature and amount of end demand for solar PVs that adversely impact the profitability and growth rates of Applied’s products;

•	the extent of investment or participation in the solar market by utilities that generate, transmit or distribute power to end-users;

•	evolving industry standards, such as a standard form factor for thin film solar modules;

•	varying levels of infrastructure investment for “smart grid” technologies to modernize and enhance the transmission, distribution and use of electricity, which link distributed solar PV sources to population centers, increase transmission capability, and optimize power usage;

•	regulatory and third party certification requirements, and customers’ ability to timely satisfy such requirements;

•	the increasing rates of production of solar PVs in China;

•	access to affordable financing and capital by customers and end-users; and

•	increasingly greater factory output and scalability of solar PVs.

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

As Applied operates in a highly competitive environment, its future success depends on many factors, including the effective commercialization and customer acceptance of its nanomanufacturing technology equipment, service and related products. In addition, Applied must successfully execute its growth strategy, including enhancing market share in existing markets, expanding into related markets, cultivating new markets and exceeding industry growth rates, while constantly improving its operational performance. The development, introduction and support of a broadening set of products in more varied competitive environments have grown increasingly complex and expensive over time. Furthermore, new or improved products may entail higher costs and reduced profits. Applied’s success is subject to many risks, including but not limited to its ability to timely, cost-effectively and successfully:

•	develop new products, improve and/or develop new applications for existing products, and adapt similar products for use by customers in different applications and/or markets with varying technical requirements;

•	appropriately price and achieve market acceptance of products;

•	differentiate its products from those of competitors and any disruptive technologies, meet performance specifications, and drive efficiencies and cost reductions;

•	maintain operating flexibility to enable different responses to different markets, customers and applications;

•	grow the profitability and market acceptance of its thin film solar products;

•	allocate resources, including people and R&D funding, among Applied’s products and between the development of new products and the enhancement of existing products, as most appropriate and effective for future growth;

•	accurately forecast demand, work with suppliers and meet production schedules for its products;

•	improve its manufacturing processes and achieve cost efficiencies across product offerings;

•	adapt to changes in value offered by companies in different parts of the supply chain;

•	qualify products for volume manufacturing with its customers;

•	implement changes in its design engineering methodology, including those that enable reduction of material costs and cycle time, greater commonality of platforms and types of parts used in different systems, greater effectiveness of product life cycle management, and reduced energy usage and environmental impact; and

•	accomplish the simultaneous start-up of multiple integrated thin film solar production lines.

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

As part of its growth strategy, Applied must successfully expand into related or new markets and industries, either with its existing nanomanufacturing technology products or with new products developed internally or obtained through acquisitions. The entry into different markets involves additional challenges, including those arising from:

•	the need to devote additional resources to develop new products for, and operate in, new markets;

•	differing rates of profitability and growth among its multiple businesses;

•	Applied’s ability to anticipate demand, capitalize on opportunities, and avoid or minimize risks;

•	the complexity of managing multiple businesses with variations in production planning, execution, supply chain management and logistics;

•	the adoption of new business models, such as the supply of an integrated production line consisting of a suite of Applied and non-Applied equipment to manufacture solar PVs;

•	the need to undertake activities to grow demand for end-products;

•	the need to develop adequate new business processes and systems;

•	Applied’s ability to rapidly expand its operations to meet increased demand and the associated effect on working capital;

•	new materials, processes and technologies;

•	the need to attract, motivate and retain employees with skills and expertise in these new areas;

•	new and more diverse customers and suppliers, including some with limited operating histories, uncertain and/or limited funding, evolving business models and/or locations in regions where Applied does not have existing operations;

•	different customer service requirements;

•	new and/or different competitors with potentially more financial or other resources and industry experience;

•	entry into new industries and countries, with differing levels of government involvement, laws and regulations, and business, employment and safety practices;

•	third parties’ intellectual property rights; and

•	the need to comply with, or work to establish, industry standards and practices.

If Applied does not successfully manage the risks resulting from its diversification and entry into new markets and industries, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to the risks of operating a global business.

In fiscal 2009, approximately 81 percent of Applied’s net sales were to customers in regions outside the United States. Certain of Applied’s R&D and/or manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in China. Applied is also expanding its business and operations in new countries. The global nature of Applied’s business and operations presents challenges, including but not limited to those arising from:

•	varying regional and geopolitical business conditions and demands;

•	changes in political and social attitudes, laws, rules, regulations and policies to favor domestic companies over non-domestic companies;

•	variations among, and changes in, local, regional, national or international laws and regulations (including tax and import /export restrictions), as well as the interpretation and application of such laws and regulations;

•	global trade issues, including those related to the interpretation and application of import and export licenses;

•	variations in protection of intellectual property and other legal rights;

•	positions taken by U.S. governmental agencies regarding possible national commercial and/or security issues posed by international business operations;

•	fluctuating raw material and energy costs;

•	variations in the ability to develop relationships with suppliers and other local businesses;

•	fluctuations in interest rates and currency exchange rates, including the relative strength or weakness of the U.S. dollar;

•	the need to provide sufficient levels of technical support in different locations;

•	political instability, natural disasters (such as earthquakes, floods or storms), pandemics, terrorism or acts of war in locations where Applied has operations, suppliers or sales;

•	cultural differences;

•	customer- or government-supported efforts to promote the development and growth of local competitors;

•	shipping costs and/or delays;

•	the need to continually improve the Company’s operating cost structure;

•	difficulties and uncertainties associated with the entry into new countries;

•	uncertainties with respect to economic growth rates in various countries; and

•	uncertainties with respect to growth rates for the manufacture and sales of semiconductors, LCDs and solar PVs in the developing economies of certain countries.

Many of these challenges are present in China, which is experiencing significant growth of both suppliers and competitors to Applied. Applied further believes that China presents a large potential market for its products and opportunity for growth over the long term, although at lower projected levels of profitability and margins than historically have been achieved in other regions. In addition, Applied must regularly reassess the size, capability and location of its global infrastructure and make appropriate changes, and must have effective change management processes and procedures to address changes in its business and operations. These challenges may materially and adversely affect Applied’s business, financial condition and results of operations.

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

Applied has made, and in the future intends to make, acquisitions of, and investments in, companies, technologies or products in existing, related or new markets for Applied. Acquisitions involve numerous risks, including but not limited to:

•	diversion of management’s attention from other operational matters;

•	inability to complete acquisitions as anticipated or at all;

•	inability to realize anticipated benefits;

•	failure to commercialize purchased technologies;

•	inability to capitalize on characteristics of new markets that may be significantly different from Applied’s existing markets and where competitors may have stronger market positions;

•	failure to attract, retain and motivate key employees from the acquired business;

•	exposure to operational risks, rules and regulations to the extent such activities are located in countries where Applied has not historically conducted business;

•	challenges associated with managing larger, more diverse and more widespread operations;

•	inability to obtain and protect intellectual property rights in key technologies;

•	inadequacy or ineffectiveness of an acquired company’s internal financial controls, disclosure controls and procedures, and/or environmental, health & safety, human resource, or other policies;

•	impairment of acquired intangible assets as a result of technological advancements or worse-than-expected performance of the acquired company or its product offerings;

•	the risk of litigation or disputes with customers, suppliers, partners or stockholders of an acquisition target arising from a proposed or completed transaction;

•	unknown, underestimated and/or undisclosed commitments or liabilities;

•	inappropriate scale of acquired entities’ critical resources or facilities for business needs; and

•	ineffective integration of operations, systems, technologies, products or employees of an acquired business.

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

To better align its costs with market conditions, increase its presence in growing markets, enhance productivity, and improve efficiencies, Applied conducts engineering, software development and other operations in regions outside the United States, particularly India and China, and outsources certain functions to third parties, including companies in the United States, India, China and other countries. Outsourced functions include certain engineering, manufacturing, customer support, software development, information technology support, finance and administrative activities. The expanding role of third party providers has required changes to Applied’s existing operations and the adoption of new procedures and processes for retaining and managing these providers, as well as redistributing responsibilities as warranted, in order to realize the potential productivity and operational efficiencies, assure quality and continuity of supply, and protect Applied’s intellectual property. In addition, Applied has implemented several key operational initiatives intended to improve manufacturing efficiency, including integrate-to-order, module-final-test and merge-in-transit programs. Applied also is implementing a multi-year, company-wide program to transform certain business processes, including the transition to a single enterprise resource planning (ERP) software system to perform various functions. The implementation of additional functionality to the ERP system entails certain risks, including difficulties with changes in business processes that could disrupt Applied’s operations, such as its ability to track orders and timely ship products, project inventory requirements, manage its supply chain and aggregate financial and operational data. The implementation of new initiatives may not achieve the anticipated benefits and may divert management’s attention from other operational activities, negatively affect employee morale, or have other unintended consequences.

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

Applied’s success and competitiveness depend in large part on its ability to attract, retain and motivate key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, changes in Applied’s management or leadership, competitors’ hiring practices, cost reduction activities (including workforce reductions, unpaid shutdowns and salary reductions), and the effectiveness of Applied’s compensation and benefit programs, including its equity-based programs. Applied periodically evaluates its overall compensation program and makes adjustments, as appropriate, to enhance its competitiveness. If Applied does not successfully attract, retain and motivate key employees, Applied may be unable to capitalize on its opportunities and its operating results may be materially and adversely affected.

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

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties

Information concerning Applied’s principal properties at October 25, 2009 is set forth below:

			Square
Location	Type	Principal Use	Footage	Ownership

Santa Clara, CA	Office, Plant & Warehouse	Headquarters; Marketing;	1,640,000	Owned
		Manufacturing; Distribution;	455,000	Leased
		Research, Development and Engineering
Austin, TX	Office, Plant & Warehouse	Manufacturing	1,719,000	Owned
			198,000	Leased
Rehovot, Israel	Office, Plant & Warehouse	Manufacturing; Research, Development and Engineering	442,000	Owned
Alzenau, Germany	Office, Plant & Warehouse	Manufacturing; Research, Development and Engineering	281,000	Leased
Cheseaux, Switzerland	Office, Plant & Warehouse	Manufacturing; Research, Development, Engineering; Customer Support	173,000	Leased
Treviso, Italy	Office, Plant & Warehouse	Manufacturing; Research, Development, Engineering; Customer Support	61,000	Leased
Tainan, Taiwan	Office, Plant & Warehouse	Manufacturing and Customer Support	237,000	Owned
Xi’an, China	Office, Plant & Warehouse	Research, Development and Engineering	486,000	Owned
Hsinchu, Taiwan	Office & Warehouse	Customer Support	90,000	Owned
			28,000	Leased
Singapore	Office	Customer Support	65,000	Leased
Shanghai, China	Office & Warehouse	Customer Support	95,000	Leased

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

In addition to the above properties, Applied leases office space for marketing, sales, engineering and customer support offices in 81 locations throughout the world: 21 in Europe, 18 in Japan, 17 in North America (principally the United States), 16 in Asia-Pacific (including China and India), 7 in Korea and 2 in Taiwan. At October 25, 2009, Applied had a 298,000 square foot facility under construction in Singapore.

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

Item 3:	Legal Proceedings

The information set forth under “Legal Matters” in Note 13 of Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table sets forth the high and low closing sale prices for the periods presented as reported on the NASDAQ Global Select Market.

	Price Range
	High	Low

Fiscal 2008
First quarter	$19.42	$16.33
Second quarter	$21.53	$17.48
Third quarter	$20.79	$16.96
Fourth quarter	$19.33	$11.36
Fiscal 2009
First quarter	$13.31	$8.14
Second quarter	$11.92	$8.34
Third quarter	$13.49	$10.50
Fourth quarter	$14.01	$12.66

Applied’s common stock is traded on the NASDAQ Global Select Market under the symbol AMAT. As of November 20, 2009, there were 4,641 directly registered holders of Applied common stock.

Performance Graph

The performance graph below shows the five-year cumulative total stockholder return on Applied common stock during the period from October 31, 2004 through October 25, 2009. This is compared with the cumulative total return of the Standard & Poor’s 500 Stock Index and the RDG Semiconductor Composite Index over the same period. The comparison assumes $100 was invested on October 31, 2004 in Applied common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Comparison of 5 Year Cumulative Total Return*
Among Applied Materials, Inc., The S&P 500 Index
And The RDG Semiconductor Composite Index

*	$100 invested on 10/31/04 in stock or index, including reinvestment of dividends.
Indexes calculated on month-end basis.
Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	10/31/04	10/30/05	10/29/06	10/28/07	10/26/08	10/25/09

Applied Materials	100.00	101.98	108.58	119.99	73.46	85.26
S&P 500 Index	100.00	108.72	126.49	144.90	92.60	101.68
RDG Semiconductor Composite Index	100.00	108.03	111.90	130.06	71.98	88.52

Dividends

During fiscal 2009, Applied’s Board of Directors declared four quarterly cash dividends in the amount of $0.06 per share each quarter. The fourth quarterly cash dividend declared in fiscal 2009 was paid on December 3, 2009 to stockholders of record as of November 12, 2009. During fiscal 2008, Applied’s Board of Directors declared four quarterly cash dividends in the amount of $0.06 per share each quarter. Dividends declared during fiscal 2009 and fiscal 2008 totaled $320 million and $325 million, respectively. Applied currently anticipates that it will continue to pay cash dividends on a quarterly basis in the future, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of Applied’s stockholders.

Repurchases of Applied Common Stock

In November 2008, Applied announced that it was suspending stock repurchases in order to maintain financial flexibility in light of the deteriorating global economic and market conditions. The stock repurchase program that the Board of Directors approved in 2006 expired in September 2009.

Item 6:	Selected Financial Data

The following selected financial information has been derived from Applied’s historical audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and the accompanying notes for the corresponding fiscal years:

Fiscal Year Ended(1)	2009	2008	2007	2006	2005
	(In thousands, except percentages, ratios, per share amounts and number of employees)

Net sales	$5,013,607	$8,129,240	$9,734,856	$9,167,014	$6,991,823
Gross margin	$1,430,805	$3,442,828	$4,492,443	$4,291,802	$3,085,874
(% of net sales)	28.5	42.4	46.1	46.8	44.1
Research, development and engineering	$934,115	$1,104,122	$1,142,073	$1,152,326	$940,507
(% of net sales)	18.6	13.6	11.7	12.6	13.5
Marketing, selling, general and administrative	$734,518	$965,164	$952,443	$906,742	$697,402
(% of net sales)	14.7	11.9	9.8	9.9	10.0
Income (loss) before income taxes	$(485,803)	$1,408,718	$2,439,653	$2,166,971	$1,581,569
Effective tax rate(%)	37.2	31.8	29.9	30.0	23.5
Net income (loss)	$(305,327)	$960,746	$1,710,196	$1,516,663	$1,209,900
(% of net sales)	(6.1)	11.8	17.6	16.5	17.3
Earnings (loss) per diluted share	$(0.23)	$0.70	$1.20	$0.97	$0.73
Weighted average common shares	1,333,091	1,374,507	1,427,002	1,565,072	1,657,493
Order backlog	$2,734,896	$4,847,598	$3,654,704	$3,398,280	$2,570,808
Working capital(2)	$3,749,490	$3,718,605	$4,225,967	$3,644,974	$5,069,663
Current ratio(2)	2.9	2.3	2.8	2.5	3.9
Long-term debt	$200,654	$201,576	$202,281	$204,708	$407,380
Cash dividends declared per common share	$0.24	$0.24	$0.23	$0.18	$0.09
Stockholders’ equity	$7,094,608	$7,548,958	$7,821,409	$6,651,400	$8,928,549
Book value per share	$5.29	$5.67	$5.64	$4.78	$5.56
Total assets	$9,574,243	$11,006,318	$10,662,278	$9,480,837	$11,269,157
Capital expenditures, net of loss on fixed asset retirements	$224,410	$281,080	$243,383	$151,117	$177,097
Regular employees	12,619	14,824	14,550	14,072	12,576

(1)	Each fiscal year ended on the last Sunday in October.

(2)	In fiscal 2006, Applied reclassified certain fixed-income securities from short-term investments to long-term investments; prior period balances have been reclassified to conform to the current period presentation.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to facilitate an understanding of Applied’s business and results of operations. This MD&A should be read in conjunction with Applied’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. The following discussion contains forward-looking statements and should also be read in conjunction with the cautionary statement set forth at the beginning of this Form 10-K. MD&A consists of the following sections:

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

The following table presents certain significant measurements for the past three fiscal years:

Fiscal Year	2009	2008	2007
	(In millions, except per share amounts and percentages)

New orders	$4,097	$9,155	$9,677
Net sales	$5,014	$8,129	$9,735
Gross margin	$1,431	$3,443	$4,492
Gross margin percent	28.5%	42.4%	46.1%
Net income (loss)	$(305)	$961	$1,710
Earnings (loss) per share	$(0.23)	$0.70	$1.20

Fiscal 2009 financial results reflected significantly reduced demand for manufacturing equipment and services due to extremely unfavorable global economic and industry conditions, particularly in the first half of fiscal 2009. Negative trends in consumer spending and pervasive economic uncertainty led some customers to dramatically reduce factory operations and to reduce their spending. In the second half of fiscal 2009, demand for semiconductor and display equipment increased, but was still down significantly from fiscal 2008 levels. Fiscal 2009 financial results included charges associated with restructuring programs. While Applied achieved profitability in the fourth quarter of fiscal 2009, a meaningful improvement in the equipment sector for fiscal 2010 will depend on a recovery in customers’ end markets sufficient to support factories running at higher utilization and to encourage customers’ investments in new capacity, as well as advanced technologies. Applied currently expects a recovery in fiscal 2010, particularly in the market for semiconductor capital equipment, and anticipates that total net sales will increase more than 30 percent in fiscal 2010 as compared to fiscal 2009.

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

Fiscal 2007 financial results reflected improved conditions in the semiconductor industry that began with the industry’s recovery in 2006, while conditions in the display industry were mixed as manufacturers postponed capacity additions despite strong consumer demand for LCD TVs. Total orders decreased slightly from fiscal 2006, primarily due to the significant decline in demand for display manufacturing products, partially offset by increased demand for products and services in all other segments. Net sales in fiscal 2007 reflected strong demand from dynamic random access memory (DRAM) and flash memory chip manufacturers, partially offset by a significant decline in LCD equipment sales as manufacturers absorbed capacity following substantial investment in 2006. Improved net income in fiscal 2007 reflected higher sales and lower operating expenses, offset in part by lower interest income. Fiscal 2007 financial results included restructuring and asset impairment and other charges associated with ceasing development of beamline implant products, and an in-process research and development (IPR&D) expense associated with the acquisition of certain net assets of Brooks Automation, Inc. (Brooks Software).

Results of Operations

The following table presents certain quarterly and full fiscal year financial information:

	Fiscal Quarter				Fiscal
	First	Second	Third	Fourth	Year
	(In millions, except per share amounts)

2009:
New orders	$903	$649	$1,072	$1,473	$4,097
Net sales	$1,333	$1,020	$1,134	$1,526	$5,014
Gross margin	$392	$156	$325	$559	$1,431
Net income (loss)	$(133)	$(255)	$(55)	$138	$(305)
Earnings (loss) per diluted share	$(0.10)	$(0.19)	$(0.04)	$0.10	$(0.23)
2008:
New orders	$2,500	$2,414	$2,030	$2,212	$9,155
Net sales	$2,087	$2,150	$1,848	$2,044	$8,129
Gross margin	$935	$967	$742	$799	$3,443
Net income	$262	$303	$165	$231	$961
Earnings per diluted share	$0.19	$0.22	$0.12	$0.17	$0.70
2007:
New orders	$2,538	$2,648	$2,284	$2,206	$9,677
Net sales	$2,277	$2,530	$2,561	$2,367	$9,735
Gross margin	$1,063	$1,137	$1,216	$1,077	$4,492
Net income	$403	$411	$474	$422	$1,710
Earnings per diluted share	$0.29	$0.29	$0.34	$0.30	$1.20

Applied’s business was subject to cyclical industry conditions in fiscal 2009, 2008 and 2007. As a result of these conditions and the global economic environment, there were significant fluctuations in Applied’s quarterly new orders and net sales, both within and across the fiscal years. Demand for manufacturing equipment has historically been volatile as a result of sudden changes in chip, LCD and solar PV supply and demand and other factors, including global economic and market conditions and rapid technological advances in fabrication processes. In response to the challenging economic environment in fiscal 2009, Applied implemented certain temporary cost reduction programs such as company-wide shutdowns.

New Orders

New orders by geographic region, which are attributed according to the location of customers’ facilities, were as follows:

Fiscal Year	2009	2008	2007
	(In millions)

China	$749	$986	$783
North America(1)	711	1,680	1,518
Europe	675	1,134	1,035
Taiwan	625	2,110	2,703
Korea	559	1,477	1,639
Japan	531	1,224	1,520
Southeast Asia	247	544	479

	$4,097	$9,155	$9,677

(1)	Primarily the United States.

New orders decreased 55 percent to $4.1 billion in fiscal 2009 compared to fiscal 2008. The decrease in new orders was across all segments, and particularly in the semiconductor and display businesses, reflecting the challenging economic and industry conditions prevalent during fiscal 2009. Customer demand for semiconductor and LCD equipment began to recover in the second half of fiscal 2009.

New orders decreased 5 percent to $9.2 billion in fiscal 2008 compared to fiscal 2007, due to lower demand for semiconductor equipment from logic, memory, and foundry chip manufacturers, partially offset by increased demand for LCD and solar equipment, including the initial recognition of orders for the Applied SunFab Thin Film Line. Demand for LCD equipment slowed substantially in the fourth quarter of fiscal 2008, as Display customers absorbed capacity following robust demand over the preceding three quarters.

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

Applied’s backlog as of the end of each of the last three fiscal years was as follows: $2.7 billion at October 25, 2009, $4.8 billion at October 26, 2008, and $3.7 billion at October 28, 2007. Backlog decreased in fiscal 2009 primarily due to customer cancellations and financial debookings which totaled $1.2 billion, reflecting the decline in demand for semiconductor equipment. Backlog consists of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; (2) contractual service revenue and maintenance fees to be earned within the next 12 months; and (3) orders for SunFab lines that are anticipated to be recognized as revenue within the next 12 months. Due to the potential for customer changes in delivery schedules or cancellation of orders, Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods.

Net Sales

Net sales by geographic region, which are attributed according to the location of customers’ facilities, were as follows:

Fiscal Year	2009	2008	2007
	(In millions)

Taiwan	$1,026	$1,837	$2,679
North America(1)	966	1,520	1,554
Europe	753	949	956
Japan	718	1,218	1,493
Korea	664	1,309	1,847
China	635	780	717
Southeast Asia	252	516	489

	$5,014	$8,129	$9,735

(1)	Primarily the United States.

Net sales decreased 38 percent to $5.0 billion in fiscal 2009 compared to fiscal 2008, as a result of significantly lower sales of equipment and services to semiconductor and display customers, partially offset by increased sales of solar manufacturing equipment. Net sales decreased 16 percent to $8.1 billion in fiscal 2008 compared to fiscal 2007, due to decreased investment from memory and logic chip manufacturers, partially offset by increased demand from solar and LCD customers. During fiscal 2007, net sales increased by 6 percent, to $9.7 billion from $9.2 billion in fiscal 2006, led by strength in memory capacity expansion throughout the year.

Gross Margin

Gross margin as a percentage of net sales decreased to 28.5 percent in fiscal 2009 from 42.4 percent in fiscal 2008, compared to 46.1 percent in fiscal 2007. The decrease in the gross margin percentage in fiscal 2009 from fiscal 2008 was due to lower net sales, lower-margin product mix, and reduced factory absorption, offset in part by cost control initiatives. The decrease in the gross margin percentage from fiscal 2007 to fiscal 2008 was attributable to lower net sales and lower margin product mix. Gross margin during fiscal 2009, 2008 and 2007 included $28 million, $32 million and $27 million, respectively, of equity-based compensation expense.

Research, Development and Engineering

Applied’s future operating results depend to a considerable extent on its ability to maintain a competitive advantage in the equipment and service products it provides. Applied believes that it is critical to continue to make substantial investments in RD&E to assure the availability of innovative technology that meets the current and projected requirements of its customers’ most advanced designs. Applied historically has maintained its commitment to investing in RD&E in order to continue to offer new products and technologies. RD&E expenses were $934 million (19 percent of net sales) in fiscal 2009, $1.1 billion (14 percent of net sales) in fiscal 2008 and $1.1 billion (12 percent of net sales) in fiscal 2007. RD&E expense during fiscal 2009, 2008 and 2007 included $50 million, $59 million and $56 million, respectively, of equity-based compensation expense. Development cycles range from 12 to 36 months depending on whether the product is an enhancement of an existing product, which typically has a shorter development cycle, or a new product, which typically has a longer development cycle. Most of Applied’s existing products resulted from internal development activities and innovations involving new technologies, materials and processes. In certain instances, Applied acquires technologies, either in existing or new product areas, to complement its existing technology capabilities and to reduce time to market.

In fiscal 2009, Applied focused on developing systems for semiconductor customers’ new chip designs with 32nm and below geometries, including systems to enable faster transistors using strain engineering and high-k/metal gate technologies, as well as double patterning processes that enable customers to extend their existing 193nm lithography tools through additional technology generations. Applied also focused on developing technology for manufacturing next generation displays. RD&E also included activities to develop products that enable lower-cost production of solar energy and other products to enable energy conservation.

In fiscal 2008, Applied focused on the development of processes and systems for the continued scaling of semiconductor devices. Applied pioneered a self-aligned double patterning approach that can enable 22nm and below device fabrication using conventional optical lithography. The Company also developed technology for the implementation of through-silicon vias. Efforts were also focused on developing the systems and technology to reduce the cost-per-watt of solar electricity.

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

There were no IPR&D charges recorded in either fiscal 2009 or 2008. During fiscal 2007, Applied recorded an IPR&D expense of $5 million associated with the acquisition of certain net assets of Brooks Software, a division of Brooks Automation Inc. Applied’s methodology for allocating the purchase price relating to purchased acquisitions to IPR&D was determined through established valuation techniques. The IPR&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

Marketing, Selling, General and Administrative

Marketing, selling, general and administrative expenses were $735 million (15 percent of net sales) in fiscal 2009, $965 million (12 percent of net sales) in fiscal 2008, and $952 million (10 percent of net sales) in fiscal 2007. The decrease in marketing, selling, general and administrative expenses in fiscal 2009 from fiscal 2008 was primarily due to cost control initiatives. The increase in marketing, selling, general and administrative expenses in fiscal 2008 from fiscal 2007 was principally attributable to increased operating costs from business acquisitions and equity compensation expenses, offset in part by cost control initiatives. Marketing, selling and general and administrative expenses during fiscal 2009, 2008 and 2007 included $69 million, $88 million and $77 million, respectively, of equity-based compensation expense.

Restructuring and Asset Impairments

During the first quarter of fiscal 2009, Applied announced a restructuring program to reduce its global workforce by approximately 1,800 positions. During the second quarter of fiscal 2009, Applied expanded the scope of the restructuring program by approximately 200 positions. During fiscal 2009, Applied recorded restructuring charges of $143 million associated with this program. The restructuring charges consisted of employee related costs to reduce the Company’s workforce through a combination of attrition, voluntary separation and other workforce reduction programs. During fiscal 2009, Applied also determined that the carrying value of certain fixed assets to be sold exceeded the estimated fair value and, as a result, recorded a $15 million impairment charge.

During the first quarter of fiscal 2008, Applied announced a global cost reduction plan that primarily affected its Silicon and Applied Global Services segments and related support organizations. As part of this plan, Applied reduced its global workforce through a combination of job elimination and attrition. For fiscal 2008, Applied recorded restructuring charges of $29 million relating to this plan, consisting primarily of employee related costs to reduce its workforce. The affected employees were based in North America, Europe and Asia, and represented multiple functions.

During the second quarter of fiscal 2007, Applied announced a plan (the Implant Plan) to cease development of beamline implant products for semiconductor manufacturing and curtail the operations of its Implant group based in Horsham, England. Under the Implant Plan, Applied closed its research, development and manufacturing operations in Horsham in October 2007. Restructuring charges under the Implant Plan for fiscal 2008 totaled $11 million and were associated with facilities. Restructuring and asset impairment charges under the Implant Plan in fiscal 2007 aggregated $30 million and consisted of $21 million in restructuring charges primarily associated with employee related costs and $9 million in asset impairments. The majority of the affected employees were based in Horsham, England, and represented multiple functions. Costs associated with the Implant Plan in fiscal 2007 also included inventory-related charges, reported as cost of products sold, of $56 million and other operating expenses of $10 million. The Implant group operated in the Silicon segment, and the results of its operations were not material to Applied’s financial position or results of operations.

For further details, see Note 8 of Notes to Consolidated Financial Statements.

Net Interest Income

Net interest income was $27 million for fiscal 2009, $89 million for fiscal 2008, and $98 million for fiscal 2007. The decrease in net interest and other income in fiscal 2009 from fiscal 2008 was primarily due to a decrease in interest rates. The decrease in net interest and other income in fiscal 2008 from fiscal 2007 was primarily due to a reduction in investments and a decrease in interest rates, offset by a decrease in interest expense associated with scheduled debt maturities that occurred in September 2007.

Income Taxes

Applied’s effective income tax rate for fiscal 2009 was a benefit of 37.2 percent as compared to a provision of 31.8 percent for fiscal 2008, and a provision of 29.9 percent for fiscal 2007. The change in the fiscal 2009 tax rate from the fiscal 2008 rate was principally attributable to the net loss before taxes incurred in fiscal 2009. Applied’s effective tax rate was higher for fiscal 2008 compared to fiscal 2007 as fiscal 2007 reflected a benefit of $36 million principally related to the favorable resolution of audits of prior years’ income tax filings, partially offset by a $13 million charge from the expensing of equity-based compensation.

Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, and non-tax deductible expenses incurred in connection with acquisitions. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly.

Segment Information

Applied operates in four reportable segments: Silicon, Applied Global Services, Display, and Energy and Environmental Solutions. A description of the products and services, as well as financial data, for each reportable segment can be found in Note 12 of Notes to Consolidated Financial Statements. Applied does not allocate to its reportable segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include those for equity-based compensation and certain components of variable compensation, corporate marketing and sales, corporate functions (certain management, finance, legal, human resources and RD&E), and unabsorbed information technology and occupancy.

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

Certain significant measures for the past three fiscal years were as follows:

Fiscal Year	2009	2008	2007
	(In millions)

New orders	$1,677	$4,092	$6,651
Net sales	$1,960	$4,005	$6,512
Operating income	$152	$1,242	$2,379

Fiscal 2009 financial results reflected significantly reduced demand for manufacturing equipment due to extremely unfavorable global economic and industry conditions. Silicon new orders decreased 59 percent to $1.7 billion in fiscal 2009 compared to fiscal 2008. The decrease in new orders reflected significantly lower demand, primarily from memory and logic customers. Net sales decreased 51 percent to $2.0 billion in fiscal 2009 compared to fiscal 2008. The decrease in net sales was due to decreased capital investments, primarily by memory customers. Operating income decreased 88 percent to $152 million in fiscal 2009 compared to fiscal 2008. The decrease in operating income was due to significantly lower sales resulting in lower factory absorption, partially offset by lower operating expenses from cost control initiatives. Operating income for fiscal 2009 also reflected an increase in bad debt expense. After an operating loss in the first half of fiscal 2009, the Silicon segment returned to operating profitability during the second half of the year, which was primarily driven by sales to foundry customers. During the year, the Company introduced a new platform specifically designed for under-bump metallization (UBM) and other back-end processes, the Applied Charger UBM PVD system.

Fiscal 2008 Silicon new orders decreased 38 percent to $4.1 billion compared to fiscal 2007. The decrease in new orders was due to reduced demand for equipment from logic, memory and foundry customers. Net sales decreased 38 percent to $4.0 billion in fiscal 2008 compared to fiscal 2007. The decrease in net sales was due to decreased investment by logic and memory customers. Operating income decreased 48 percent to $1.2 billion in fiscal 2008 compared to fiscal 2007. The decrease in operating income was due to significantly lower revenue levels from the slowdown in the semiconductor equipment industry, partially offset by lower operating expenses attributable to continued focus on cost controls and improvement in manufacturing activities. In fiscal 2008, the Company launched two key products for photomask applications: the Applied Aera2 Mask Inspection system, which detects critical defects on a photomask, and the Applied Tetra Reticle Clean system, which cleans 32nm and below photomasks using wet clean chemistry. The Company also introduced the Applied Producer eHARP system for depositing films in high aspect ratio device structures.

Silicon orders in fiscal 2007 reflected the semiconductor industry’s strength during this period, driven by demand for cell phones, computers, digital TVs, game consoles, MP3 players and other electronic products. The majority of new orders were for memory applications as customers invested in leading-edge flash and DRAM memory devices, while orders from foundries remained at low levels. Net sales reflected increased investment by memory and logic semiconductor customers in multiple areas, including etch, inspection, and RTP products. Operating income reflected higher revenue levels and continued focus on cost controls. Operating income for fiscal 2007 included charges of $66 million related to ceasing development of beamline implant products. In fiscal 2007, the Company launched the Applied Producer GT for chemical vapor deposition processing for 45 nm and beyond applications. Applied also announced its portfolio of high-k/metal gate solutions, including the Applied Advanced Gate Stack and Applied Centura Carina Etch systems. Other new etch systems introduced were the Applied Mariana Trench, for etching high aspect ratio structures, the Applied Opus AdvantEdge Metal Etch with a new 5-chamber platform, and the Applied Centura Tetra III Advanced Reticle Etch. The Company also added to its line of lithography-enabling systems with the new Applied Producer ACE SACVD and added to its line of strain engineering solutions with the Applied Producer Celera CVD.

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

Certain significant measures for the past three fiscal years were as follows:

Fiscal Year	2009	2008	2007
	(In millions)

New orders	$1,179	$2,249	$2,508
Net sales	$1,397	$2,329	$2,353
Operating income	$113	$575	$630

Fiscal 2009 financial results reflected significantly reduced demand for manufacturing services due to extremely unfavorable global economic and industry conditions, as well as a significant reduction in the installed base of 200mm systems. New orders decreased 48 percent to $1.2 billion in fiscal 2009 compared to fiscal 2008, due primarily to decreased demand for spares and refurbished equipment arising from semiconductor manufacturers’

low wafer production volumes. Net sales decreased 40 percent to $1.4 billion in fiscal 2009 compared to fiscal 2008, reflecting lower sales of spares and refurbished equipment. Operating income decreased 80 percent to $113 million in fiscal 2009 compared to fiscal 2008 as a result of lower sales volumes, which led to lower infrastructure cost absorption, partially offset by lower operating expenses from cost control initiatives. Operating income for fiscal 2009 also included an increase in bad debt expense. In the second half of fiscal 2009, the Applied Global Services segment returned to operating profitability as sales of spares improved.

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

New orders in fiscal 2007 reflected increased demand for spare parts and services, as well as demand for factory automation products obtained as part of the Brooks Software acquisition. Net sales in fiscal 2007 reflected increases in factory automation sales offset by declines in spares sales. Fiscal 2007 remanufactured equipment orders and net sales remained consistent with fiscal 2006 levels. Operating income compared to fiscal 2006 reflected changes in product mix and increased operating expenses and charges related to the Brooks Software acquisition.

Display Segment

The Display segment encompasses products for manufacturing LCDs for TVs, personal computers and other video-enabled devices. The business is focused on expanding market share by differentiation with larger-scale substrates, entry into new markets, and development of products to enable cost reductions through productivity and uniformity.

Certain significant measures for the past three fiscal years were as follows:

Fiscal Year	2009	2008	2007
	(In millions)

New orders	$287	$1,486	$273
Net sales	$502	$976	$705
Operating income	$65	$310	$159

Fiscal 2009 financial results reflected significantly reduced demand for LCD equipment due to extremely unfavorable global economic and industry conditions. New orders decreased significantly to $287 million in fiscal 2009 compared to $1.5 billion in fiscal 2008, which reflected the slowdown in the display industry from fiscal 2008 when display manufacturers added capacity. Net sales decreased 49 percent to $502 million in fiscal 2009 compared to fiscal 2008 as a result of significantly lower orders. Operating income decreased to $65 million in fiscal 2009 from $310 million in fiscal 2008. Operating income decreased due to significantly lower revenue, partially offset by lower operating expenses due to cost control initiatives.

In fiscal 2008, new orders increased significantly to $1.5 billion compared to $273 million in fiscal 2007. Increased orders were due to substantial increases in demand by Display customers in response to strong end-product demand. This demand for LCD equipment reached an inflection point in the third quarter of fiscal 2008 and decreased significantly in the fourth quarter of fiscal 2008, reflecting the volatility of the display industry. Net sales increased 38 percent to $976 million in fiscal 2008 compared to fiscal 2007, primarily due to customers’ investment in Gen-8 products. Operating income increased to $310 million in fiscal 2008 from $159 million in fiscal 2007. Operating income increased due to higher revenue levels, product mix and lower operating costs. In fiscal 2008, the Company introduced its Gen-10 systems that can process substrates sized at approximately 2.85 x 3.05 meters. These systems include the AKT-90K PECVD and AKT-90K EBT products.

New orders for fiscal 2007 reflected delays in capacity expansion plans by LCD panel makers in light of excess inventories and end product sales price declines. Display customers increased spending levels in the fourth quarter of fiscal 2007 as panel makers began to experience more favorable market conditions. Net sales reflected lower investment by LCD manufacturers as they absorbed capacity. Operating income reflected lower revenues and factory absorption, product mix and higher operating expenses in support of the expanded product portfolio resulting from the acquisition of Applied Films in July 2006. In 2007, Applied launched the AKT-PiVottm 55KV system, which employs high-productivity, cost-efficient PVD technology to deposit metal and transparent conductive oxide films on the substrate.

Energy and Environmental Solutions Segment

The Energy and Environmental Solutions segment includes products for fabricating solar PV cells and modules, high throughput roll-to-roll coating systems for flexible electronics and web products, and systems used in the manufacture of energy-efficient glass. This segment also includes products for manufacturing c-Si solar PVs that were obtained through the acquisitions of HCT Shaping Systems SA (HCT) in fiscal 2007 and Baccini S.p.A. (Baccini) in fiscal 2008. This business is focused on delivering solutions to generate and conserve energy, with an emphasis on lowering the cost to produce solar power by providing equipment to enhance manufacturing scale and efficiency.

Certain significant measures for the past three fiscal years were as follows:

Fiscal Year	2009	2008	2007
	(In millions)

New orders	$955	$1,329	$245
Net sales	$1,155	$819	$165
Operating loss	$242	$183	$89

New orders of $955 million in fiscal 2009 decreased from $1.3 billion in fiscal 2008. The decrease in new orders was primarily due to decreased demand from c-Si customers and reflected the challenging global economic environment, solar manufacturers’ difficulties in obtaining cost-effective capital, and a decrease in end demand. Net sales of $1.2 billion in fiscal 2009 increased from $819 million in fiscal 2008 due to an increase in sales for the Applied SunFabtm Thin Film Line. The operating loss of $242 million in fiscal 2009 increased from $183 million in fiscal 2008 due to an increase in RD&E expenses and unfavorable gross margins associated with initial SunFab line start-ups, offset in part by cost control initiatives. In 2009, the Company introduced its Baccini Esatto Technology, a high precision, multi-step printing capability designed to increase the efficiency of c-Si solar cells, and its Applied HCT MaxEdge wire saw, featuring the industry’s first dual-wire management system for slicing ultra-thin silicon wafers.

New orders of $1.3 billion in fiscal 2008 increased from $245 million in fiscal 2007. The increase in new orders was primarily due to the recognition of orders for the SunFab line beginning in the first quarter of fiscal 2008, as well as growth in orders for c-Si products. Net sales of $819 million in fiscal 2008 increased from $165 million in fiscal 2007 due to customers’ investment in c-Si products from the acquisitions of HCT and Baccini, in addition to increased sales across all other products in the segment. The increase in net sales for fiscal 2008 included the first revenue recognition of a SunFab line. The operating loss of $183 million in fiscal 2008 increased from $89 million in fiscal 2007. The increase in operating loss reflected increased RD&E spending to develop products that enable lower-cost production of solar energy, increased operating costs, amortization of acquisition-related costs, and costs related to expansion of solar marketing efforts, partially offset by higher revenues.

New orders in fiscal 2007 reflected increased demand for c-Si solar, glass and flexible electronics products. Net sales in fiscal 2007 reflected higher net sales in glass, flexible electronics and c-Si solar products. Operating loss for fiscal 2007 reflected increased RD&E spending to develop products and services that enable lower-cost production of solar energy and costs related to expansion of solar marketing efforts, offset by higher revenues. In fiscal 2007, Applied introduced the Applied SunFabtm Thin Film Line, the first integrated production line designed for manufacturing thin film silicon solar modules using 5.7 square meter glass panels.

Business Combinations

On November 16, 2009, Applied entered into an agreement to acquire all of the outstanding shares of Semitool, Inc. (Semitool), a public company based in the state of Montana, for $11 per share in an all-cash tender offer. Semitool is a leading supplier of electrochemical plating and wafer surface preparation equipment used by semiconductor packaging and manufacturing companies globally. Under the terms of the agreement approved by the Boards of Directors of both companies, Applied will pay an aggregate purchase price of approximately $364 million based on the fully-diluted capitalization of Semitool. The acquisition will be conducted through a tender offer for all of the outstanding shares of Semitool and is conditioned on the occurrence or absence of certain events, including the tender of at least 66.67% of Semitool’s outstanding stock on a fully-diluted basis, as well as regulatory approvals and other customary closing conditions. In connection with this tender offer, Applied has been named as a defendant in three purported class action lawsuits filed in Montana state court. For further details, see Note 15 of Notes to Consolidated Financial Statements.

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

For further details, see Notes 14 and 15 of Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance for revenue recognition with multiple deliverables. This authoritative guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. Applied will adopt this authoritative guidance prospectively commencing in its first quarter of fiscal 2010. The implementation is not expected to have a material impact on Applied’s financial position or results of operations.

In October 2009, the FASB issued authoritative guidance for the accounting for certain revenue arrangements that include software elements. This authoritative guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. Applied will adopt this authoritative guidance prospectively commencing in its first quarter of fiscal 2010. The implementation is not expected to have a material impact on Applied’s financial position or results of operations.

In June 2009, the FASB issued authoritative guidance on variable interest entities, which becomes effective the first annual reporting period after November 15, 2009 and will be effective for Applied in fiscal 2011. This authoritative guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. Applied is evaluating the potential impact of the implementation of this authoritative guidance on its consolidated financial statements.

In April 2009, the FASB issued authoritative guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under previously issued guidance. The authoritative guidance requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. This authoritative guidance will be effective for Applied in fiscal 2010. Applied expects that this authoritative guidance will have an impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

In December 2008, the FASB issued authoritative guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Applied will comply with this authoritative guidance in fiscal 2010.

In December 2007, the FASB revised the authoritative guidance on business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. This authoritative guidance will be effective for Applied in fiscal 2010, with early adoption prohibited. Applied expects that this authoritative guidance will have an impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the effective date.

In December 2007, the FASB issued authoritative guidance on noncontrolling interests, which changes the accounting for noncontrolling (minority) interests in consolidated financial statements, including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, this authoritative guidance revises the accounting for both increases and decreases in a parent’s controlling ownership interest. This authoritative guidance will be effective for Applied in fiscal 2010, with early adoption prohibited. Applied is evaluating the potential impact of the implementation of this authoritative guidance on its financial position or results of operations.

In February 2007, the FASB issued authoritative guidance on the fair value option for financial assets and financial liabilities, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. This authoritative guidance became effective for Applied beginning with its 2009 fiscal year. Applied has not elected the fair value measurement option for its financial assets or liabilities that are not currently required to be measured at fair value.

In September 2006, the FASB issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued authoritative guidance on fair value measurements for purposes of lease classification, which amends previously issued guidance on fair value measurements to remove certain leasing transactions from its scope. The FASB also issued authoritative guidance on the effective date of fair value measurements, which delays the effective date for Applied for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of Applied’s first quarter of fiscal 2010. The measurement and disclosure requirements related to financial assets and financial liabilities became effective for Applied beginning in the first quarter of fiscal 2009. In October 2008, the FASB issued authoritative guidance that clarifies the application of fair value measurements in a market that is not active, and provides guidance on the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Applied adopted the effective portions of fair value measurements beginning in the first quarter of fiscal 2009. See Note 3 for information and related disclosures regarding Applied’s fair value measurements.

Financial Condition, Liquidity and Capital Resources

Applied’s cash, cash equivalents and investments decreased to $3.3 billion at October 25, 2009 from $3.5 billion at October 26, 2008, due primarily to a decrease in cash generated from operating activities. Applied has not undertaken any significant external financing activities for several years.

Cash, cash equivalents and investments consist of the following:

	October 25,	October 26,
	2009	2008
	(In millions)

Cash and cash equivalents	$1,577	$1,412
Short-term investments	638	689
Long-term investments	1,052	1,367

Total cash, cash-equivalents and investments	$3,267	$3,468

Applied generated cash from operating activities of $333 million in fiscal 2009, $1.7 billion in fiscal 2008, and $2.2 billion in fiscal 2007. The primary sources of cash from operations in fiscal 2009 were collections of accounts receivable and a reduction in inventories, which was offset by a decrease in accounts payable and accrued expenses and in income taxes payable. The net loss incurred was offset by the effect of non-cash charges, including depreciation, amortization, restructuring and asset impairments, equity-based compensation, impairment of investments, and provision for bad debts. Applied utilized programs to discount letters of credit issued by customers of $299 million in fiscal 2009, $167 million in fiscal 2008, and $431 million in fiscal 2007. Discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. In fiscal 2009 and 2008, Applied factored accounts receivable and discounted promissory notes totaling $43 million and $138 million, respectively. Days sales outstanding were 75 days at the end of fiscal 2009 and 79 days at the end of both fiscal 2008 and 2007.

Applied generated $113 million of cash from investing activities in fiscal 2009 and used $76 million and $977 million of cash in investing activities in fiscal 2008 and 2007, respectively. Proceeds from sales and maturities of investments, net of purchases of investments, totaled $361 million in fiscal 2009 and $405 million in fiscal 2008. Purchases of investments, net of proceeds from sales and maturities of investments, totaled $150 million in fiscal 2007.

Capital expenditures were $248 million in fiscal 2009, $288 million in fiscal 2008, and $265 million in fiscal 2007. These expenditures were primarily for the implementation of an enterprise resource planning software system and the construction of a solar R&D/demonstration center in Xi’an, China. Capital expenditures in fiscal 2009 also included investment to construct a facility in Singapore.

Investing activities also included investments in technology and acquisitions of companies to allow Applied to access new market opportunities or emerging technologies. During fiscal 2008, Applied acquired all of the outstanding shares of Baccini, a privately-held company based in Italy, for a purchase price of $215 million in cash, net of cash and marketable securities acquired. Also in fiscal 2008, Applied also purchased certain assets from Edwards Vacuum, Inc. consisting of its Kachina semiconductor equipment parts cleaning and refurbishment business for $19 million. During fiscal 2007, Applied acquired all of the outstanding shares of HCT for $463 million in cash, net of cash acquired, and certain net assets of Brooks Automation, Inc. consisting of its Brooks Software division for $137 million in cash. See Note 14 of Notes to Consolidated Financial Statements for additional details.

Applied used cash of $281 million for financing activities in fiscal 2009, $1.4 billion in fiscal 2008, and $892 million in fiscal 2007. Financing activities included payment of cash dividends to stockholders and to a lesser extent issuances and repurchases of common stock. Since November 2008, Applied has temporarily suspended stock repurchases in order to maintain financial flexibility in light of uncertain global economic and market conditions. Cash used to repurchase shares totaled $23 million in fiscal 2009, $1.5 billion in fiscal 2008, and $1.3 billion in fiscal 2007. In each of fiscal 2009 and 2008, Applied’s Board of Directors declared four quarterly cash dividends in the amount of $0.06 per share each. The fourth quarterly cash dividend declared in fiscal 2009 was paid on December 3, 2009 to stockholders of record as of November 12, 2009. During fiscal 2007, Applied’s Board of Directors declared one quarterly cash dividend in the amount of $0.05 per share and three quarterly cash dividends in the amount of $0.06 per share each. Dividends paid during fiscal 2009, 2008 and 2007 were $320 million, $325 million and $306 million, respectively. Applied currently anticipates that it will continue to pay cash dividends on a quarterly basis in the future, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of Applied’s stockholders. Financing activities also included borrowings and repayments of debt. Applied did not have any borrowings in fiscal years 2009, 2008 or 2007. Cash used for debt repayments totaled $1 million for fiscal 2009, $2 million for fiscal 2008, and $202 million for fiscal 2007. Cash generated from issuances of common stock pursuant to Applied’s equity compensation programs totaled $62 million for fiscal 2009, $401 million for fiscal 2008, and $948 million for fiscal 2007.

Applied has credit facilities for unsecured borrowings in various currencies of up to $1.2 billion, of which $1.0 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to expire in January 2012. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at October 25, 2009. In May 2009, Applied amended certain terms of this credit agreement, including (i) replacing the funded-debt-to-adjusted-earnings ratio financial covenant with a minimum liquidity covenant and a funded-debt-to-total-capital ratio covenant and (ii) increasing the facility fee and applicable interest rate margins on advances. Remaining credit facilities in the amount of approximately $165 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of the above credit facilities at October 25, 2009.

In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of October 25, 2009, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was $83 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

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

Applied’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, municipal bonds, corporate bonds and, to a small extent, mortgage-backed and asset-backed securities, as well as equity securities. Applied regularly monitors the credit risk in its investment portfolio and takes appropriate measures, which may include the sale of certain securities, to manage such risks prudently in accordance with its investment policies.

In fiscal 2009, as part of its regular investment review process, Applied recorded impairment charges of $84 million associated with its equity method investment in Sokudo Co., Ltd., other strategic investments and marketable securities. At October 25, 2009, Applied had a gross unrealized loss of $1 million due to a decrease in the fair value of certain fixed income securities. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely-than-not that Applied will be required to sell the security prior to any anticipated recovery in fair value. Generally, the contractual terms of the investments do not permit settlement at prices less than the amortized cost of the investments. While Applied cannot predict future market conditions or market liquidity, Applied believes that its investment policies provide an appropriate means to manage the risks in its investment portfolio. The following types of financial instruments may present additional risks arising from liquidity and/or credit concerns: structured investment vehicles, auction rate securities, sub-prime and “Alt-A” mortgage-backed securities, and collateralized debt obligations. At October 25, 2009, Applied’s holdings in these categories of investments totaled $6 million, or less than 1% of total cash, cash equivalents and investments, which Applied does not consider to be material. In the event that these categories of investments become illiquid, Applied does not believe that this will materially affect its liquidity or results of operations.

During fiscal 2009, Applied recorded a bad debt provision of $63 million as a result of certain customers’ deteriorating financial condition. While Applied believes that its allowance for doubtful accounts at October 25, 2009 is adequate, it will continue to closely monitor customer liquidity and other economic conditions.

On November 11, 2009, Applied announced that it will implement a restructuring program beginning in the first quarter of fiscal 2010. As part of this program, Applied plans to reduce its global workforce as of October 25, 2009 by approximately 1,300 to 1,500 positions, or 10 to 12 percent, over a period of 18 months, consistent with local legal requirements and in consultation with employee works councils and other representatives, as applicable. The Company anticipates cash outlays of between $100 million and $125 million for this plan.

On November 16, 2009, Applied entered into an agreement to acquire all of the outstanding shares of Semitool, a public company based in the state of Montana, for $11 per share in an all-cash tender offer. Under the terms of the agreement approved by the Boards of Directors of both companies, Applied will pay an aggregate purchase price of approximately $364 million based on the fully-diluted capitalization of Semitool. The acquisition will be conducted through a tender offer for all of the outstanding shares of Semitool and is conditioned on the occurrence or absence of certain events, including the tender of at least 66.67% of Semitool’s outstanding stock on a fully-diluted basis, as well as regulatory approvals and other customary closing conditions.

Although cash requirements will fluctuate based on the timing and extent of factors such as those discussed above, Applied’s management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy Applied’s liquidity requirements for the next 12 months. For further details regarding Applied’s operating, investing and financing activities for each of the three years in the period ended October 25, 2009, see the Consolidated Statements of Cash Flows in this report.

Off-Balance Sheet Arrangements

During the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by Applied or its subsidiaries. As of October 25, 2009, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was $83 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Applied also has operating leases for various facilities. Total rental expense for operating leases was $64 million for fiscal 2009, $68 million for fiscal 2008, and $62 million for fiscal 2007.

Contractual Obligations

The following table summarizes Applied’s contractual obligations as of October 25, 2009:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In millions)

Long-term debt obligations	$202	$1	$1	$—	$200
Interest expense associated with long-term debt obligations	115	14	29	29	43
Operating lease obligations	143	43	49	19	32
Purchase obligations*	1,083	1,069	11	3	—
Other long-term liabilities	271	16	31	32	192

	$1,814	$1,143	$121	$83	$467

*	Represents Applied’s agreements to purchase goods and services consisting of Applied’s (a) outstanding purchase orders for goods and services; and (b) contractual requirements to make specified minimum payments even if Applied does not take delivery of the contracted goods.

In addition to the contractual obligations disclosed above, the Company has certain tax obligations. Gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year have been reported as non-current liabilities on the Consolidated Balance Sheet. As of October 25, 2009, the gross liability for unrecognized tax benefits was $325 million, exclusive of interest and penalties. Increases or decreases to interest and penalties on uncertain tax positions are included in provision for income taxes in the Consolidated Statement of Operations. Interest and penalties related to uncertain tax positions were $8 million as of October 26, 2008 and $5 million as of October 25, 2009. All $5 million in interest and penalties is classified as long-term payable in the Consolidated Balance Sheets. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes and, accordingly, such amounts are not included in the above contractual obligation table.

As discussed above, on November 16, 2009, Applied entered into an agreement to acquire all of the outstanding shares of Semitool, a public company based in the state of Montana, for $11 per share in an all-cash tender offer. Under the terms of the agreement approved by the Boards of Directors of both companies, Applied will pay an aggregate purchase price of approximately $364 million based on the fully-diluted capitalization of Semitool. The acquisition will be conducted through a tender offer for all of the outstanding shares of Semitool and is conditioned on the occurrence or absence of certain events, including the tender of at least 66.67% of Semitool’s outstanding stock on a fully-diluted basis, as well as regulatory approvals and other customary closing conditions.

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

Management believes that the following are critical accounting policies:

Warranty Costs

Applied provides for the estimated cost of warranty when revenue is recognized. Estimated warranty costs are determined by analyzing specific product, current and historical configuration statistics and regional warranty support costs. Applied’s warranty obligation is affected by product and component failure rates, material usage and labor costs incurred in correcting product failures during the warranty period. As Applied’s customer engineers and process support engineers are highly trained and deployed globally, labor availability is a significant factor in determining labor costs. The quantity and availability of critical replacement parts is another significant factor in estimating warranty costs. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. If actual warranty costs differ substantially from Applied’s estimates, revisions to the estimated warranty liability would be required, which could have a material adverse effect on Applied’s business, financial condition and results of operations.

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

Goodwill and Intangible Assets

Applied reviews goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also annually reviews goodwill and intangibles with indefinite lives for impairment. Intangible assets, such as purchased technology, are generally recorded in connection with a business acquisition. The value assigned to intangible assets is usually based on estimates and judgments regarding expectations for the success and life cycle of products and technology acquired. If actual product acceptance differs significantly from the estimates, Applied may be required to record an impairment charge to reduce the carrying value of the reporting unit to its realizable value. The fair value of a reporting unit is estimated using both the income approach and the market approach taking into account such factors as future anticipated operating results and estimated cost of capital. Management uses significant judgment when assessing goodwill for potential impairment, especially in new emerging markets. A severe decline in market value could result in an unexpected impairment charge for impaired goodwill, which could have a material adverse effect on Applied’s business, financial condition and results of operations.

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

Interest Rate Risk

At October 25, 2009, Applied’s investment portfolio included fixed-income securities with a fair value of approximately $2.6 billion. Applied’s primary objective for investing in fixed-income securities is to preserve principal while maximizing returns and minimizing risk. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at October 25, 2009, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $21 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the Consolidated Statement of Operations unless the individual fixed-income securities are sold prior to recovery or the investment is determined to be other-than-temporarily impaired.

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

Forward exchange contracts are denominated in the same currency as the underlying transactions (primarily Japanese yen, euro, Israeli shekel and Swiss francs), and the terms of the forward exchange contracts generally match the terms of the underlying transactions. Applied’s outstanding forward exchange contracts are marked-to-market as are the majority of the related underlying transactions being hedged; therefore, the effect of exchange rate changes on forward exchange contracts is expected to be substantially offset by the effect of these changes on the underlying transactions. The effect of an immediate 10 percent change in exchange rates on forward exchange contracts and the underlying hedged transactions is not expected to be material to Applied’s near-term financial condition or results of operations. Applied’s risk with respect to currency option contracts is limited to the premium paid for the right to exercise the option. Premiums paid for options outstanding at October 25, 2009 were not material. For further details, see Note 3 and Note 9 of Notes to Consolidated Condensed Financial Statements.

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

Management’s Report on Internal Control over Financial Reporting

Applied’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of Applied’s Chief Executive Officer and Chief Financial Officer, management of Applied conducted an evaluation of the effectiveness of Applied’s internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, Applied’s management concluded that Applied’s internal control over financial reporting was effective as of October 25, 2009.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of Applied’s internal control over financial reporting as of October 25, 2009.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2009, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.

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

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Applied Materials, Inc.:

We have audited Applied Materials, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of October 25, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Applied Materials, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 25, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Applied Materials Inc. and subsidiaries as of October 25, 2009 and October 26, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended October 25, 2009. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule II. Our report dated December 11, 2009 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/  KPMG LLP
KPMG LLP

Mountain View, California
December 11, 2009

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from Applied’s Proxy Statement to be filed with the SEC in connection with the 2010 Annual Meeting of Stockholders (the Proxy Statement).

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

The following table summarizes information with respect to options and other equity awards under Applied’s equity compensation plans as of October 25, 2009:

Equity Compensation Plan Information

(c)
	(a)			Number of Securities
	Number of		(b)	Available for Future
	Securities to be		Weighted Average	Issuance Under Equity
	Issued Upon Exercise		Exercise Price of	Compensation Plans
	of Outstanding Options,		Outstanding Options,	(Excluding Securities
	Warrants and		Warrants and	Reflected in
Plan Category	Rights(1)		Rights(2)	Column(a))
(In thousands, except prices)

Equity compensation plans approved by security holders	46,418		$11.86	166,578	(3)
Equity compensation plans not approved by security holders	38,631	(4)	$17.27	50,187	(5)

Total	85,049		$14.72	216,765

(1)	Includes only options and restricted stock units (also referred to as “performance shares” under the Applied Materials, Inc. Employee Stock Incentive Plan) outstanding under Applied’s equity compensation plans, as no stock warrants or other rights were outstanding as of October 25, 2009.

(2)	The weighted average exercise price calculation does not take into account any restricted stock units as they have a de minimis purchase price.

(3)	Includes 62,789 shares of Applied common stock available for future issuance under the Applied Materials, Inc. Employees’ Stock Purchase Plan. Of these 62,789 shares, 1,495 are subject to purchase during the purchase period in effect as of October 25, 2009.

(4)	Includes options to purchase 1,452 shares of Applied common stock assumed through various mergers and acquisitions, after giving effect to the applicable exchange ratios. The assumed options had a weighted average exercise price of $13.97 per share. No further shares are available for issuance under the plans under which these assumed awards were granted.

(5)	Includes 2,033 shares of Applied common stock available for future issuance under the Applied Materials, Inc. Stock Purchase Plan for Offshore Employees. Of these 2,033 shares, 769 are subject to purchase during the purchase period in effect as of October 25, 2009.

Applied has the following equity compensation plans that have not been approved by stockholders:

2000 Global Equity Incentive Plan The 2000 Global Equity Incentive Plan (the 2000 Plan) was adopted effective as of June 21, 2000. The 2000 Plan provides for the grant of non-qualified stock options to employees other than officers and directors. The administrator of the 2000 Plan (either the Board of Directors of Applied or a committee appointed by the Board) determines the terms and conditions of all stock options granted; provided, however, that (1) the exercise price generally may not be less than 100 percent of the fair market value (on the date of grant) of the stock covered by the option, and (2) the term of options can be no longer than 10 years (or 13 years in the event of death). A total of 147,000,000 shares have been authorized for issuance under the 2000 Plan, and 47,955 shares remain available for issuance as of October 25, 2009.

Stock Purchase Plan for Offshore Employees The Stock Purchase Plan for Offshore Employees (the Offshore ESPP) was adopted effective as of October 16, 1995 for the benefit of employees of Applied’s participating affiliates (other than United States citizens or residents). The Offshore ESPP provides for the grant of options to purchase shares of Applied common stock through payroll deductions pursuant to one or more offerings. The administrator of the Offshore ESPP (the Board of Directors of Applied or a committee appointed by the Board) determines the terms and conditions of all options prior to the start of an offering, including the purchase price of shares, the number of shares covered by the option and when the option may be exercised. All options granted as part of an offering must be granted on the same date. Prior to June 8, 2009, a total of 12,800,000 shares had been authorized for issuance under the Offshore ESPP. Effective June 8, 2009, Applied amended the Offshore ESPP to increase the number of shares available for issuance under such plan by 3,000,000 shares and correspondingly amended the stockholder-approved Applied Materials, Inc. Employees’ Stock Purchase Plan (the U.S. ESPP) to reduce the number of shares available for issuance under such plan by 3,000,000 shares. Accordingly, as of October 25, 2009 a total of 15,800,000 shares have been authorized for issuance under the Offshore ESPP, and 2,033,000 shares remain available for issuance. These plan amendments did not result in any increase in the total aggregate number of shares authorized for issuance under the Offshore ESPP and the U.S. ESPP.

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

APPLIED MATERIALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	October 25	October 26,	October 28,
Fiscal Year	2009	2008	2007
	(In thousands, except per share amounts)

Net sales	$5,013,607	$8,129,240	$9,734,856
Cost of products sold	3,582,802	4,686,412	5,242,413

Gross margin	1,430,805	3,442,828	4,492,443
Operating expenses:
Research, development and engineering	934,115	1,104,122	1,142,073
General and administrative	406,946	505,762	501,185
Marketing and selling	327,572	459,402	451,258
Restructuring and asset impairments	155,788	39,948	26,421
Gain on sale of facility	—	21,837	—

Income (loss) from operations	(393,616)	1,355,431	2,371,506
Pretax loss of equity-method investment	34,983	35,527	29,371
Impairment of investments	84,480	—	—
Interest expense	21,304	20,506	38,631
Interest income	48,580	109,320	136,149

Income (loss) before income taxes	(485,803)	1,408,718	2,439,653
Provision (benefit) for income taxes	(180,476)	447,972	729,457

Net income (loss)	$(305,327)	$960,746	$1,710,196

Earnings (loss) per share:
Basic	$(0.23)	$0.71	$1.22
Diluted	$(0.23)	$0.70	$1.20
Weighted average number of shares:
Basic	1,333,091	1,354,176	1,406,685
Diluted	1,333,091	1,374,507	1,427,002

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED BALANCE SHEETS

	October 25,	October 26,
	2009	2008
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$1,576,381	$1,411,624
Short-term investments	638,349	689,044
Accounts receivable, less allowance for doubtful accounts of $67,313 and $5,275 at 2009 and 2008, respectively	1,041,495	1,691,027
Inventories	1,627,457	1,987,017
Deferred income taxes, net	356,336	388,807
Income taxes receivable	184,760	125,605
Other current assets	264,169	371,033

Total current assets	5,688,947	6,664,157
Long-term investments	1,052,165	1,367,056
Property, plant and equipment	2,906,957	2,831,952
Less: accumulated depreciation and amortization	(1,816,524)	(1,737,752)

Net property, plant and equipment	1,090,433	1,094,200
Goodwill, net	1,170,932	1,174,673
Purchased technology and other intangible assets, net	306,416	388,429
Equity-method investment	—	79,533
Deferred income taxes and other assets	265,350	238,270

Total assets	$9,574,243	$11,006,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,240	$1,068
Accounts payable and accrued expenses	1,061,502	1,545,355
Customer deposits and deferred revenue	864,280	1,225,735
Income taxes payable	12,435	173,394

Total current liabilities	1,939,457	2,945,552
Long-term debt	200,654	201,576
Other liabilities	339,524	310,232

Total liabilities	2,479,635	3,457,360

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $.01 par value per share; 1,000 shares authorized; no shares issued	—	—
Common stock: $.01 par value per share; 2,500,000 shares authorized; 1,340,917 and 1,330,761 shares outstanding at 2009 and 2008, respectively	13,409	13,308
Additional paid-in capital	5,195,437	5,095,894
Retained earnings	10,934,004	11,601,288
Treasury stock: 508,254 and 513,232 shares at 2009 and 2008, respectively, net	(9,046,562)	(9,134,962)
Accumulated other comprehensive loss	(1,680)	(26,570)

Total stockholders’ equity	7,094,608	7,548,958

Total liabilities and stockholders’ equity	$9,574,243	$11,006,318

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total

Balance at October 29, 2006	1,391,730	$13,917	$3,678,202	$9,472,303	$(6,494,012)	$(19,010)	$6,651,400
Components of comprehensive income:
Net income	—	—	—	1,710,196	—	—	1,710,196
Change in unrealized net loss on investments	—	—	—	—	—	21,887	21,887
Change in unrealized net gain on derivative instruments	—	—	—	—	—	(5,728)	(5,728)
Change in minimum pension liability	—	—	—	—	—	3,462	3,462
Change in retiree medical benefit	—	—	—	—	—	(1,132)	(1,132)
Translation adjustments	—	—	—	—	—	9,583	9,583

Comprehensive income							1,738,268
Adjustment to initially apply authoritative guidance on defined benefit pension plans, net of tax of $959	—	—	—	—	—	2,291	2,291
Dividends	—	—	—	(319,208)	—	—	(319,208)
Equity-based compensation	—	—	161,196	—	—	—	161,196
Issuance under stock plans, including tax benefits of $48,870 and other	54,391	544	819,434	—	99,481	—	919,459
Treasury stock repurchases	(60,410)	(604)	—	—	(1,331,393)	—	(1,331,997)

Balance at October 28, 2007	1,385,711	$13,857	$4,658,832	$10,863,291	$(7,725,924)	$11,353	$7,821,409
Components of comprehensive income:
Net income	—	—	—	960,746	—	—	960,746
Change in unrealized net loss on investments	—	—	—	—	—	(41,739)	(41,739)
Change in unrealized net gain on derivative instruments	—	—	—	—	—	9,448	9,448
Change in minimum pension liability	—	—	—	—	—	(7,440)	(7,440)
Change in retiree medical benefit	—	—	—	—	—	1,866	1,866
Translation adjustments	—	—	—	—	—	(58)	(58)

Comprehensive income							922,823
Cumulative effect of adoption of interpretative tax guidance on uncertainties in income taxes	—	—	—	100,000	—	—	100,000
Dividends	—	—	—	(322,749)	—	—	(322,749)
Equity-based compensation	—	—	178,943	—	—	—	178,943
Issuance under stock plans, including a tax detriment of $11,519 and other	28,213	283	258,119	—	90,114	—	348,516
Treasury stock repurchases	(83,163)	(832)	—	—	(1,499,152)	—	(1,499,984)

Balance at October 26, 2008	1,330,761	$13,308	$5,095,894	$11,601,288	$(9,134,962)	$(26,570)	$7,548,958
Components of comprehensive loss:
Net loss	—	—	—	(305,327)	—	—	(305,327)
Change in unrealized net gain on investments	—	—	—	—	—	44,956	44,956
Change in unrealized net gain on derivative instruments	—	—	—	—	—	(7,729)	(7,729)
Change in minimum pension liability	—	—	—	—	—	(12,492)	(12,492)
Change in retiree medical benefit	—	—	—	—	—	(719)	(719)
Translation adjustments	—	—	—	—	—	874	874

Comprehensive loss							(280,437)
Change in measurement date to apply authoritative guidance on defined benefit plans	—	—	—	(1,942)	—	—	(1,942)
Dividends	—	—	—	(320,117)	—	—	(320,117)
Equity-based compensation	—	—	147,160	—	—	—	147,160
Issuance under stock plans, including a tax detriment of $13,409 and other	12,098	121	(47,617)	(39,898)	111,286	—	23,892
Treasury stock repurchases	(1,942)	(20)	—	—	(22,886)	—	(22,906)

Balance at October 25, 2009	1,340,917	$13,409	$5,195,437	$10,934,004	$(9,046,562)	$(1,680)	$7,094,608

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	October 25,	October 26,	October 28,
Fiscal Year	2009	2008	2007
		(In thousands)

Cash flows from operating activities:
Net income (loss)	$(305,327)	$960,746	$1,710,196
Adjustments required to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	291,203	320,051	268,334
Loss on fixed asset retirements	24,017	6,826	21,401
Provision for bad debts	62,539	2,456	858
Restructuring and asset impairments	155,788	39,948	26,421
Acquired in-process research and development expense	—	—	4,900
Pretax loss of equity-method investment	34,983	35,527	29,371
Impairment of investments	84,480	—	—
Net recognized loss on investments	10,231	4,392	5,460
Deferred income taxes	18,863	(58,259)	31,642
Excess tax benefits from equity-based compensation plans	—	(7,491)	(49,793)
Equity-based compensation	147,160	178,943	161,196
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	586,993	421,834	33,401
Inventories	359,560	(638,256)	140,933
Other current assets	94,740	94,247	(164,289)
Other assets	(6,530)	(394)	3,359
Accounts payable and accrued expenses	(660,006)	(260,041)	(107,220)
Customer deposits and deferred revenue	(361,455)	622,645	94,747
Income taxes payable	(288,283)	8,126	(23,968)
Other liabilities	83,709	(20,832)	22,347

Cash provided by operating activities	332,665	1,710,468	2,209,296

Cash flows from investing activities:
Capital expenditures	(248,427)	(287,906)	(264,784)
Cash paid for acquisitions, net of cash acquired	—	(235,324)	(599,653)
Proceeds from sale of facility	—	42,210	—
Proceeds from disposition of assets held for sale	—	—	37,611
Proceeds from sales and maturities of investments	1,317,365	5,939,509	3,053,640
Purchases of investments	(956,249)	(5,534,475)	(3,203,427)

Cash provided by (used in) investing activities	112,689	(75,986)	(976,613)

Cash flows used for financing activities:
Short-term debt repayments	(750)	(2,117)	(99)
Long-term debt repayments	—	—	(202,040)
Proceeds from common stock issuances	61,824	393,978	898,025
Common stock repurchases	(22,906)	(1,499,984)	(1,331,997)
Excess tax benefit from equity-based compensation plans	—	7,491	49,794
Payments of dividends to stockholders	(319,507)	(325,405)	(305,672)

Cash used in financing activities	(281,339)	(1,426,037)	(891,989)

Effect of exchange rate changes on cash and cash equivalents	742	457	565

Increase in cash and cash equivalents	164,757	208,902	341,259
Cash and cash equivalents — beginning of year	1,411,624	1,202,722	861,463

Cash and cash equivalents — end of year	$1,576,381	$1,411,624	$1,202,722

Supplemental cash flow information:
Cash payments for income taxes, net	$134,240	$368,459	$845,756
Cash payments for interest	$14,372	$14,580	$29,104

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Applied Materials, Inc. and its subsidiaries (Applied or the Company) after elimination of intercompany balances and transactions. All references to a fiscal year apply to Applied’s fiscal year which ends on the last Sunday in October. Fiscal 2009, 2008 and 2007 contained 52 weeks each. Each fiscal quarter of 2009, 2008 and 2007 contained 13 weeks.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Prior year amounts for customer deposits and deferred revenue have been reclassified to conform to the current year presentation.

During fiscal 2009, Applied implemented authoritative guidance and changed the measurement date for its defined and postretirement benefit plan assets and obligations from an interim date to Applied’s fiscal year end. Accordingly, Applied recorded a $2 million (after tax) adjustment to the fiscal 2009 beginning balance of retained earnings.

Cash Equivalents

All highly-liquid investments with a remaining maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash equivalents consists primarily of investments in institutional money market funds.

Investments

All of Applied’s investments are classified as available-for-sale at the respective balance sheet dates. Investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and any temporary difference between the cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income (loss). The specific identification method is used to determine the gains and losses on investments.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition

Applied recognizes revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; seller’s price to buyer is fixed or determinable; and collectability is reasonably assured. Applied’s shipping terms are customarily FOB Applied shipping point or equivalent terms. Applied’s revenue recognition policy generally results in revenue recognition at the following points: (1) for all transactions where legal title passes to the customer upon shipment, Applied recognizes revenue upon shipment for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks is deferred based on the estimated fair value, and that revenue is recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer technical acceptance; (3) for transactions where legal title does not pass at shipment, revenue is recognized when legal title passes to the customer, which is generally at customer technical acceptance; and (4) for arrangements containing multiple elements, the revenue relating to the undelivered elements is deferred at their estimated relative fair values until delivery of the deferred elements. In cases where Applied has sold products that have been demonstrated to meet product specifications prior to shipment, Applied believes that at the time of delivery, it has an enforceable claim to amounts recognized as revenue. The completed contract method is used for SunFabtm Thin Film Lines. Certain SunFab Thin Film contracts have provisions for additional amounts to become due to Applied if the line achieves certain output criteria subsequent to factory acceptance. Any additional amounts earned under these contracts are recognized upon achievement. Spare parts revenue is generally recognized upon shipment, and services revenue is generally recognized over the period that the services are provided.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Financial Instruments

Applied uses financial instruments, such as forward exchange and currency option contracts, to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions typically expected to occur within 24 months. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged. The purpose of Applied’s foreign currency management is to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. All of Applied’s derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments. For derivative instruments designated and qualifying as cash flow hedges of anticipated foreign currency denominated transactions, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity, and is reclassified into earnings when the hedged transaction affects earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded promptly in earnings. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gain or loss on these hedges is recorded promptly in earnings to offset the changes in the fair value of the assets or liabilities being hedged. Applied does not use derivative financial instruments for trading or speculative purposes.

Foreign Currency Translation

As of October 25, 2009, primarily all of Applied’s subsidiaries use the United States dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, except for non-monetary assets, such as inventories and property, plant and equipment, which are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. The resulting translation gains and losses are included in the Consolidated Statements of Operations as incurred.

Concentrations of Credit Risk

Financial instruments that potentially subject Applied to significant concentrations of credit risk consist principally of cash equivalents, investments, trade accounts receivable and derivative financial instruments used in hedging activities. Applied invests in a variety of financial instruments, such as, but not limited to, certificates of deposit, corporate and municipal bonds, United States Treasury and agency securities, and asset-backed and mortgage-backed securities, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. Applied performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. Applied maintains an allowance reserve for potentially uncollectible accounts receivable based on its assessment of the collectibility of accounts receivable. Applied regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. In addition, Applied utilizes letters of credit to mitigate credit risk when considered appropriate. Applied is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but does not expect any counterparties to fail to meet their obligations.

Equity-Based Compensation

Applied has adopted stock plans that permit grants to employees of equity-based awards, including stock options, restricted stock and restricted stock units (also referred to as “performance shares” under the Applied Materials, Inc. Employee Stock Incentive Plan). In addition, the Employee Stock Incentive Plan provides for the automatic grant of restricted stock units to non-employee directors and permits the grant of equity-based awards to consultants. Applied also has an Employee Stock Purchase Plan for United States employees, and a second

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan for international employees (collectively, ESPP), which enable eligible employees to purchase Applied common stock.

During fiscal 2009, 2008 and 2007, Applied recognized total equity-based compensation expense related to stock options, ESPP shares, restricted stock units and restricted stock of $147 million (or $0.08 per diluted share), $179 million (or $0.09 per diluted share) and $161 million (or $0.08 per diluted share), respectively. During fiscal 2009, 2008 and 2007, Applied recognized income tax benefits related to equity-based compensation of $41 million, $50 million and $45 million, respectively. The equity-based compensation expense related to restricted stock units and restricted stock for fiscal 2009, 2008 and 2007 was $115 million, $137 million and $104 million, respectively. The cost associated with Applied’s stock options and restricted stock units less expected forfeitures, is recognized over the awards’ service period for the entire award on a straight-line basis. The cost associated with Applied’s performance-based equity awards are recognized over the service for each tranche.

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

Fiscal Year	2009	2008	2007

Stock Options:
Dividend yield	2.8%	1.24%	1.12%
Expected volatility	49.9%	32.1%	31.5%
Risk-free interest rate	1.26%	2.92%	4.66%
Expected life (in years)	3.0	3.9	3.9

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, Applied periodically reviews historical employee exercise behavior with respect to option grants with similar vesting periods.

Options outstanding had an aggregate intrinsic value of $109 million, $0.6 million and $190 million at October 25, 2009, October 26, 2008 and October 28, 2007, respectively. The total grant date fair value of options granted during fiscal 2009, 2008 and 2007 was $62 million, $34,000 and $2 million, respectively. The total intrinsic value of options exercised during fiscal 2009, 2008 and 2007 was $1 million, $54 million and $141 million, respectively. The total fair value of options that vested during fiscal 2009, 2008 and 2007 was $14 million, $55 million and $124 million, respectively. At October 25, 2009, Applied had $42 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 1.3 years. Cash received from stock option exercises was $9 million, $328 million and $837 million, respectively, during fiscal 2009, 2008 and 2007. The actual tax benefit realized for the tax deductions from options exercised for fiscal 2009, 2008 and 2007 totaled $22 million, $57 million and $50 million, respectively.

Employee Stock Purchase Plans

Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning of the applicable offering period or at the end of each applicable purchase period. Effective March 2, 2009, the length of offering periods under the ESPP was reduced to 6 months from a maximum of 24 months in duration. The

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incremental compensation cost associated with this modification was insignificant. The number of shares issued under the ESPP during fiscal 2009, 2008 and 2007 was 6,920,000 shares, 4,617,000 shares and 4,310,000 shares, respectively. Based on the Black-Scholes option pricing model, the weighted average estimated fair value of purchase rights under the ESPP was $3.19 per share for the year ended October 25, 2009, $4.97 per share for the year ended October 26, 2008 and $4.83 per share for the year ended October 28, 2007. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

Fiscal Year	2009	2008	2007

ESPP:
Dividend yield	2.37%	1.21%	1.18%
Expected volatility	58.8%	29.9%	28.5%
Risk-free interest rate	0.33%	4.16%	4.93%
Expected life (in years)	0.5	1.25	1.25

Restricted Stock Units and Restricted Stock

Restricted stock units are converted into shares of Applied common stock upon vesting on a one-for-one basis. Restricted stock units typically vest over three to four years. Vesting of restricted stock units usually is subject to the grantee’s continued service with Applied. The compensation expense related to these awards is determined using the fair value of Applied common stock on the date of the grant, and compensation is recognized over the vesting period. At October 25, 2009, Applied had $136 million total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted average period of 1.2 years (see Note 10).

Beginning in fiscal 2007, Applied initiated a performance-based equity award program for named executive officers and other key employees. These awards vest only if specific performance goals set by the Human Resources and Compensation Committee of Applied’s Board of Directors (the Committee) are achieved and if the grantee remains employed by Applied through the applicable vesting date. The performance goals require the achievement of targeted relative annual operating profit margin levels as compared to Applied’s peer companies in at least one of the four fiscal years beginning with the fiscal year of the grant. There were no performance-based awards granted in fiscal 2009. The Committee approved grants of 1,565,000 and 1,950,000 performance-based restricted stock units under this program for fiscal 2008 and fiscal 2007, respectively. The Committee also approved the issuance to Applied’s President and Chief Executive Officer of performance-based restricted stock in the amounts of 100,000 and 150,000 shares for fiscal 2008 and fiscal 2007, respectively, at $0.01 per share. The fair value of the performance-based restricted stock units and restricted stock is estimated using the fair market value of Applied common stock on the date of the grant and assumes that the performance goals will be achieved. If achieved, the award vests over a specified remaining service period. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the service period and is reduced for estimated forfeitures. As of October 25, 2009, 70% of the performance goals associated with the fiscal 2008 awards were achieved. The performance goals associated with the remaining 30% may still be achieved, depending on future performance, during fiscal 2010. The performance goals associated with the fiscal 2007 awards were achieved prior to fiscal 2009. Fiscal 2009 equity-based compensation expense included $13 million attributable to the performance-based awards granted in fiscal 2008 and fiscal 2007. Fiscal 2008 equity-based compensation expense included $21 million attributable to the performance-based awards granted in fiscal 2008 and fiscal 2007. Fiscal 2007 equity-based compensation expense included $13 million attributable to the performance-based awards granted in fiscal 2007.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

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

For purposes of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair market value of Applied common stock for the period, as the effect would be anti-dilutive. Accordingly, options to purchase 36,423,000 and 51,094,000 shares of common stock for the fiscal years ended October 26, 2008 and October 28, 2007, respectively, were excluded from the computation. Potential common shares have not been included in the calculation of diluted net loss per share for the year ended October 25, 2009, as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for fiscal 2009 are the same. The number of potential common shares that were excluded from the computation of diluted earnings per share was 85,049,000 for fiscal 2009.

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance for revenue recognition with multiple deliverables. This authoritative guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. Applied will adopt this authoritative guidance prospectively commencing in its first quarter of fiscal 2010. The implementation is not expected to have a material impact on Applied’s financial position or results of operations.

In October 2009, the FASB issued authoritative guidance for the accounting for certain revenue arrangements that include software elements. This authoritative guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. Applied will adopt this authoritative guidance prospectively commencing in its first quarter of fiscal 2010. The implementation is not expected to have a material impact on Applied’s financial position or results of operations.

In June 2009, the FASB issued authoritative guidance on variable interest entities, which becomes effective the first annual reporting period after November 15, 2009 and will be effective for Applied in fiscal 2011. This authoritative guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. Applied is evaluating the potential impact of the implementation of this authoritative guidance on its consolidated financial statements.

In April 2009, the FASB issued authoritative guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under previously issued guidance. The authoritative guidance requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. This authoritative guidance will be effective for Applied in fiscal 2010. Applied expects that this authoritative guidance will have an impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2008, the FASB issued authoritative guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Applied will comply with this authoritative guidance in fiscal 2010.

In December 2007, the FASB revised the authoritative guidance on business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. This authoritative guidance will be effective for Applied in fiscal 2010, with early adoption prohibited. Applied expects that this authoritative guidance will have an impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the effective date.

In December 2007, the FASB issued authoritative guidance on noncontrolling interests, which changes the accounting for noncontrolling (minority) interests in consolidated financial statements, including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, this authoritative guidance revises the accounting for both increases and decreases in a parent’s controlling ownership interest. This authoritative guidance will be effective for Applied in fiscal 2010, with early adoption prohibited. Applied is evaluating the potential impact of the implementation of this authoritative guidance on its financial position or results of operations.

In September 2006, the FASB issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued authoritative guidance on fair value measurements for purposes of lease classification, which amends previously issued guidance on fair value measurements to remove certain leasing transactions from its scope. The FASB also issued authoritative guidance on the effective date of fair value measurements, which delays the effective date for Applied for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of Applied’s first quarter of fiscal 2010. The measurement and disclosure requirements related to financial assets and financial liabilities were effective for Applied beginning in the first quarter of fiscal 2009. In October 2008, the FASB issued authoritative guidance that clarifies the application of fair value measurements in a market that is not active, and provides guidance on the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Applied adopted the effective portions of fair value measurements beginning in the first quarter of fiscal 2009. See Note 3 for information and related disclosures regarding Applied’s fair value measurements.

Note 2	Treasury Stock

Applied records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid in capital. If Applied reissues treasury stock at an amount below its acquisition cost and additional paid in capital associated with prior treasury stock transactions is insufficient to cover the difference between the acquisition cost and the reissue price, this difference is recorded against retained earnings. During fiscal 2009, shares of treasury stock were issued in connection with Applied’s ESPP at an aggregate value that was less than the treasury stock’s acquisition price, resulting in $40 million being recorded against retained earnings.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3	Financial Instruments and Fair Value

Investments

Investments by security type at October 25, 2009 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)

U.S. Treasury and agency securities	$653,627	$8,013	$170	$661,470
Obligations of states and political subdivisions	419,640	7,597	—	427,237
U.S. commercial paper, corporate bonds and medium-term notes	382,550	5,676	281	387,945
Other debt securities	103,193	1,430	391	104,232

Total fixed income securities	1,559,010	22,716	842	1,580,884
Publicly traded equity securities	9,572	9,439	—	19,011
Equity investments in privately-held companies	90,619	—	—	90,619

Total	$1,659,201	$32,155	$842	$1,690,514

Investments by security type at October 26, 2008 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)

U.S. Treasury and agency securities	$583,979	$5,839	$1,257	$588,561
Obligations of states and political subdivisions	749,225	1,993	2,824	748,394
U.S. commercial paper, corporate bonds and medium-term notes	382,054	141	14,903	367,292
Other debt securities	255,777	535	11,507	244,805
Bank certificate of deposit	342	—	2	340

Total fixed income securities	1,971,377	8,508	30,493	1,949,392
Publicly traded equity securities	29,165	—	17,205	11,960
Equity investments in privately-held companies	94,748	—	—	94,748

Total	$2,095,290	$8,508	$47,698	$2,056,100

Cash and cash equivalents included investments in debt and other securities of $228 million at October 25, 2009 and $224 million at October 26, 2008. Other debt securities consist primarily of investment grade asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contractual maturities of investments at October 25, 2009 were as follows:

		Estimated
	Cost	Fair Value
	(In thousands)

Due in one year or less	$613,452	$617,153
Due after one through five years	834,091	850,631
Due after five years	8,274	8,868
No single maturity date*	203,384	213,862

	$1,659,201	$1,690,514

*	Securities with no single maturity date include publicly traded and privately held equity securities, asset and mortgage-backed securities.

The following table provides the gross unrealized losses and the fair market value of Applied’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of October 25, 2009.

	In Loss Position for		In Loss Position for
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)

U.S. Treasury and agency securities	$140,553	$170	$2,587	$—	$143,140	$170
Obligations of states and political subdivisions	4,019	—	—	—	4,019	—
U.S. commercial paper, corporate bonds and medium-term notes	111,211	195	14,909	86	126,120	281
Other debt securities	13,730	73	14,114	318	27,844	391

Total	$269,513	$438	$31,610	$404	$301,123	$842

At October 25, 2009, Applied had a gross unrealized loss of $1 million due to a decrease in the fair value of certain fixed income securities. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of the investments do not permit settlement at prices less than the amortized cost of the investments. In fiscal 2009, Applied recognized an impairment of its marketable securities in the amount of $2 million. Applied has determined that the gross unrealized losses on its investments at October 25, 2009 are temporary in nature. Accordingly, Applied does not consider the investments to be other-than-temporarily impaired at October 25, 2009.

Applied manages its cash equivalents and investments, excluding strategic investments, as a single portfolio of highly marketable securities that is intended to be available to meet Applied’s current cash requirements. For fiscal 2009, gross realized gains on sales of investments were $9 million, and gross realized losses were $10 million. For fiscal 2008, gross realized gains on sales of investments were $13 million, and gross realized losses were $15 million. For fiscal 2007, gross realized gains on sales of investments were $2 million, and gross realized losses were $2 million.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 27, 2008, Applied adopted authoritative guidance for fair value measurements and the fair value option for financial assets and liabilities. This authoritative guidance defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements for fair value measurements. Fair value is defined under this authoritative guidance as the exchange price that would be received for an asset, or paid to transfer a liability (an exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under this guidance must maximize the use of observable inputs and minimize the use of unobservable inputs. This authoritative guidance describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, which may be used to measure fair value:

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

In general, investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of October 25, 2009, a substantial majority of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

Unrealized gains and temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive income (loss), net of any related tax effect. Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss) to results of operations.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities (excluding cash balances) measured at fair value on a recurring basis are summarized below as of October 25, 2009:

	Level 1	Level 2	Level 3	Total
		(In thousands)

Assets
Money market funds	$1,235,254	$—	$—	$1,235,254
U.S. Treasury and agency securities	145,166	516,304	—	661,470
Obligations of states and political subdivisions	—	427,237	—	427,237
U.S. commercial paper, corporate bonds and medium-term notes	—	387,945	—	387,945
Other debt securities	—	104,232	—	104,232
Publicly traded equity securities	19,011	—	—	19,011
Foreign exchange derivative assets	—	2,173	—	2,173

Total	$1,399,431	$1,437,891	$—	$2,837,322

Liabilities
Foreign exchange derivative liabilities	$—	$(1,678)	$—	$(1,678)

Total	$—	$(1,678)	$—	$(1,678)

During fiscal 2009, Level 3 assets consisted of asset-backed and mortgage-backed securities, which values were based on non-binding, broker-provided price quotes and may not have been corroborated by observable market data. The following table presents the changes in Level 3 instruments for the fiscal year ended October 25, 2009:

Level 3
(In thousands)

Balance, October 26, 2008	$13,100
Total realized and unrealized losses:
Included in earnings	(1,856)
Included in other comprehensive loss	(1,152)
Purchases, sales, and maturities	(9,606)
Transfers out of Level 3, net	(486)

Balance, October 25, 2009	$—

Financial Assets/Liabilities Measured at Fair Value on a Non-recurring Basis

Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. Equity investments in privately-held companies totaled $91 million at October 25, 2009, of which $52 million of investments were accounted for under the cost method of accounting and $39 million of investments had been measured at fair value on a non-recurring basis during fiscal 2009 due to an other-than-temporary decline in value. The following table presents the balance of equity securities at October 25, 2009 that had been measured at fair value on a non-recurring

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis, using the process described above, and the impairment charges recorded during the twelve months then ended:

				Total
				Impairment
	Level 1	Level 2	Level 3	for 2009
		(In thousands)

Equity investments in privately-held companies measured at fair value on a non-recurring basis during fiscal 2009	$—	$—	$39,250	$17,529

Impairments associated with financial assets for fiscal 2009 totaled $84 million and consisted of the following: equity method investment in Sokudo Co., Ltd., a Japanese joint venture company, $45 million; publicly traded equity securities, $20 million; equity investments in privately-held companies, $17 million; and marketable securities of $2 million.

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

Applied uses derivative financial instruments, such as forward exchange contracts and currency option contracts, to hedge certain forecasted foreign currency denominated transactions expected to occur typically within the next 24 months. Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income or loss (AOCI) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to derivative instruments included in AOCI at October 25, 2009 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized promptly in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was $25 million for the fiscal 2009. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for fiscal 2008 or 2007.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair values of derivative instruments were as follows:

	October 25, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(In thousands)

Derivatives Designated as Hedging Instruments
Foreign exchange contracts	Other current assets	$1,811	Accounts payable and accrued expenses	$1,225

Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Other current assets	$362	Accounts payable and accrued expenses	$453

Total derivatives		$2,173		$1,678

The effect of derivative instruments on the Consolidated Condensed Statement of Operations for the fiscal year ended October 25, 2009 was as follows:

	2009
	Effective Portion			Ineffective Portion and Amount Excluded from Effectiveness Testing
		Location of Gain	Gain or (Loss)	Location of Gain
	Gain or (Loss)	or (Loss)	Reclassified from	or (Loss)	Gain or (Loss)
	Recognized in	Reclassified from	AOCI into	Recognized in	Recognized in
	AOCI	AOCI into Income	Income	Income	Income
	(In thousands)

Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	$(3,467)	Cost of products sold	$(11,676)	Cost of products sold	$(3,352)
Foreign exchange contracts	—	General and administrative	(5,511)	General and administrative	23,582
Foreign exchange contracts	—	Research, development and engineering	(327)	Research, development and engineering	—

Total	$(3,467)		$(17,514)		$20,230

	2009
	Location of Gain or	Amount of Gain or
	(Loss) Recognized	(Loss) Recognized
	in Income	in Income

Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	General and administrative	$(9,848)

Total		$(9,848)

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative-related activity in accumulated other comprehensive loss, net of taxes, was as follows:

	2009	2008
	(In thousands)

Unrealized gain (loss) on derivative instruments at beginning of period	$8,039	$(1,409)
Increase (decrease) in fair value of derivative instruments	(10,591)	11,899
(Gain) loss reclassified into earnings, net	2,862	(2,451)

Unrealized gain, net, on derivative instruments at end of period	$310	$8,039

The $25 million recognized in fiscal 2009, due to discontinuance of cash flow hedges, has been presented on a net basis in the accumulated other comprehensive loss activity above.

Credit Risk Contingent Features

If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was immaterial as of October 25, 2009.

Entering into foreign exchange contracts with banks exposes Applied to credit-related losses in the event of the banks’ nonperformance. However, Applied’s exposure is not considered significant.

For further details, see Note 9 of Notes to Consolidated Condensed Financial Statements.

Fair Value of Financial Instruments

The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. At October 25, 2009, the carrying amount of long-term debt was $202 million and the estimated fair value was $216 million. At October 26, 2008, the carrying amount of long-term debt was $203 million and the estimated fair value was $198 million. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4	Balance Sheet Detail

	2009	2008
	(In thousands)

Inventories
Customer service spares	$263,688	$526,825
Raw materials	351,824	381,457
Work-in-process	667,484	665,123
Finished goods*	344,461	413,612

	$1,627,457	$1,987,017

Property, Plant and Equipment, Net
Land and improvements	$228,057	$226,906
Buildings and improvements	1,164,384	1,158,097
Demonstration and manufacturing equipment	654,779	695,172
Furniture, fixtures and other equipment	713,505	580,691
Construction in progress	146,232	171,086

Gross property, plant and equipment	2,906,957	2,831,952
Accumulated depreciation	(1,816,524)	(1,737,752)

	$1,090,433	$1,094,200

Accounts Payable and Accrued Expenses
Accounts payable	$477,148	$588,255
Compensation and employee benefits	134,949	370,409
Warranty	117,537	142,846
Dividends payable	80,455	79,846
Other accrued taxes	36,954	121,620
Restructuring reserve	31,581	20,447
Other	182,878	221,932

	$1,061,502	$1,545,355

Customer Deposits and Deferred Revenue
Customer deposits	$564,412	$797,440
Deferred revenue	299,868	428,295

	$864,280	$1,225,735

*	Included in finished goods inventory is $133 million at October 25, 2009 and $165 million at October 26, 2008 of newly- introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria, as set forth in Note 1.

Note 5	Goodwill, Purchased Technology and Other Intangible Assets

Goodwill and Purchased Intangible Assets

Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For goodwill, Applied performs a two-step

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment test. In the first step, Applied compares the estimated fair value of each reporting unit to its carrying value. Applied’s reporting units are consistent with the reportable segments identified in Note 12, based on the manner in which Applied operates its business and the nature of those operations. Applied determines the fair value of each of its reporting units based on a weighting of income and market approaches. Under the income approach, Applied calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, Applied estimates the fair value based on market multiples of revenue or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then Applied would perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. Applied would then allocate the fair value of the reporting unit to all of the assets and liabilities of that unit, as if Applied had acquired the reporting unit in a business combination, with the fair value of the reporting unit being the “purchase price”. The excess of the “purchase price” over the carrying amounts assigned to assets and liabilities representing the implied fair value of goodwill. If Applied determined that the carrying value of a reporting unit’s goodwill exceeded its implied fair value, Applied would record an impairment loss equal to the difference.

Applied conducted these impairment tests in the fourth quarter of fiscal 2009, and the results of these tests indicated that Applied’s goodwill and purchased intangible assets with indefinite useful lives were not impaired.

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

Details of indefinite-lived intangible assets were as follows:

	2009			2008
		Other			Other
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
	(In thousands)

Gross carrying amount	$1,216,802	$17,860	$1,234,662	$1,220,543	$17,860	$1,238,403
Accumulated amortization	(45,870)	—	(45,870)	(45,870)	—	(45,870)

	$1,170,932	$17,860	$1,188,792	$1,174,673	$17,860	$1,192,533

From October 26, 2008 to October 25, 2009, goodwill decreased by $4 million primarily due to an adjustment in the purchase price allocation of an acquisition as a result of a change in estimate of Applied’s ability to utilize tax net operating loss carryforwards associated with this acquisition. Other intangible assets that are not subject to amortization consist primarily of a trade name. As of October 25, 2009, indefinite-lived intangible assets by reportable segment were: Energy and Environmental Solutions, $654 million; Silicon, $224 million; Applied Global Services, $195 million; and Display, $116 million.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Details of amortized intangible assets were as follows:

	2009			2008
		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total
	(In thousands)

Gross carrying amount	$554,920	$329,629	$884,549	$548,029	$329,629	$877,658
Accumulated amortization	(400,093)	(195,900)	(595,993)	(369,183)	(137,906)	(507,089)

	$154,827	$133,729	$288,556	$178,846	$191,723	$370,569

Aggregate amortization expense was $89 million, $121 million and $57 million for fiscal 2009, 2008 and 2007, respectively. As of October 25, 2009, future estimated amortization expense is expected to be $65 million for fiscal 2010, $52 million for fiscal 2011, $47 million for fiscal 2012, $43 million for fiscal 2013, $39 million for fiscal 2014, and $42 million thereafter. As of October 25, 2009, amortized intangible assets by reportable segment were: Energy and Environmental Solutions, $211 million; Applied Global Services, $42 million; Display, $29 million; and Silicon, $7 million.

Note 6	Borrowing Facilities

Applied has credit facilities for unsecured borrowings in various currencies of up to $1.2 billion, of which $1.0 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to expire in January 2012. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at October 25, 2009. In May 2009, Applied amended certain terms of this credit agreement, including (i) replacing the funded-debt-to-adjusted-earnings ratio financial covenant with a minimum liquidity covenant and a funded-debt-to-total-capital ratio covenant and (ii) increasing the facility fee and applicable interest rate margins on advances. Remaining credit facilities in the amount of approximately $165 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of the above credit facilities at October 25, 2009.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7	Long-Term Debt

Long-term debt outstanding at the end of the fiscal year was as follows:

Fiscal Year	2009	2008
	(In thousands)

Japanese debt, 3.00%, maturing through 2011	$1,894	$2,644
7.125% unsecured senior notes due 2017, interest payable April 15 and October 15	200,000	200,000

	201,894	202,644
Current portion	(1,240)	(1,068)

	$200,654	$201,576

Applied has debt agreements that contain financial and other covenants. These covenants require Applied to maintain certain minimum financial ratios. At October 25, 2009, Applied was in compliance with all such covenants. Aggregate debt maturities at October 25, 2009 were: $1 million in fiscal 2010, $1 million in fiscal 2011, and $200 million thereafter.

Note 8	Restructuring and Asset Impairments

During the first quarter of fiscal 2009, Applied announced a restructuring program to reduce its global workforce by approximately 1,800 positions. During the second quarter of fiscal 2009, Applied expanded the scope of the restructuring program by approximately 200 positions. During fiscal 2009, Applied recognized restructuring and asset impairment charges of $156 million, primarily consisting of $143 million in restructuring charges associated with this program and $15 million in asset impairments. The restructuring charges consisted of employee-related costs to reduce the Company’s workforce through a combination of attrition, voluntary separation and other workforce reduction programs. During fiscal 2008, Applied recognized restructuring charges of $40 million, of which $29 million was associated with a global cost reduction plan announced in fiscal 2008, and $11 million with a plan announced in fiscal 2007. During fiscal 2007, Applied recognized restructuring and asset impairment charges of $26 million. The fiscal 2007 charge consisted of $21 million in restructuring charges and $9 million in asset impairments, associated with the decision to cease development of beamline implant products, offset by adjustment to restructuring reserves.

Changes in restructuring reserves related to severance under the restructuring program announced in the first quarter of fiscal 2009 were as follows:

Severance
(In thousands)

Provision for restructuring reserves	$144,901
Consumption of reserves	(116,471)
Adjustment of restructuring reserves	(2,190)

Balance, October 25, 2009	$26,240

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in restructuring reserves for fiscal 2009, 2008, and 2007 related to other restructuring plans and facilities realignment programs initiated in prior periods were as follows:

	Severance	Facilities	Total
	(In thousands)

Balance, October 29, 2006	$—	$24,731	$24,731
Provision for restructuring reserves	19,992	1,105	21,097
Consumption of reserves	(10,902)	(8,653)	(19,555)
Adjustment of restructuring reserves	—	(3,732)	(3,732)
Foreign currency changes	649	3	652

Balance, October 28, 2007	9,739	13,454	23,193
Provision for restructuring reserves	38,670	11,399	50,069
Consumption of reserves	(32,174)	(8,428)	(40,602)
Adjustment of restructuring reserves	(9,733)	—	(9,733)
Foreign currency changes	(800)	(1,680)	(2,480)

Balance, October 26, 2008	5,702	14,745	20,447
Provision for restructuring reserves	—	114	114
Consumption of reserves	(4,794)	(6,074)	(10,868)
Adjustment of restructuring reserves	(613)	(3,469)	(4,082)
Foreign currency changes	(182)	(88)	(270)

Balance, October 25, 2009	$113	$5,228	$5,341

Note 9	Stockholders’ Equity

Accumulated Other Comprehensive Loss

See the Consolidated Statements of Stockholders’ Equity for the components of comprehensive income (loss). Components of accumulated other comprehensive loss, on an after-tax basis where applicable, were as follows:

Fiscal Year	2009	2008
	(In thousands)

Pension liability	$(32,164)	$(19,672)
Retiree medical benefits	15	734
Unrealized gain (loss) on investments, net	19,972	(24,984)
Unrealized gain on derivative instruments qualifying as cash flow hedges	310	8,039
Cumulative translation adjustments	10,187	9,313

	$(1,680)	$(26,570)

For further details on derivative instruments, see Note 3 of the Notes to Consolidated Condensed Financial Statements.

Stock Repurchase Program

On September 15, 2006, Applied’s Board of Directors approved a stock repurchase program for up to $5.0 billion in repurchases over the three years ending in September 2009. Under this authorization, Applied implemented a systematic stock repurchase program and also made supplemental repurchases of its common stock from time to time in the open market, depending on market conditions, stock price and other factors, for a total of $2.7 billion. In November 2008, Applied announced that it was suspending stock repurchases in light of uncertain

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

global economic and market conditions. In fiscal 2009, prior to such suspension, Applied repurchased 1,942,000 shares of its common stock at an average price of $11.80 per share for a total cash outlay of $23 million. In fiscal 2008, Applied repurchased 83,163,000 shares of its common stock at an average price of $18.04 per share for a total cash outlay of $1.5 billion. In fiscal 2007, Applied repurchased 60,561,000 shares of its common stock at an average price of $19.81 per share for a total cash outlay of $1.3 billion.

Dividends

During fiscal 2009, Applied’s Board of Directors declared four quarterly cash dividends in the amount of $0.06 per share each quarter. The fourth quarterly cash dividend declared in fiscal 2009 was paid on December 3, 2009 to stockholders of record as of November 12, 2009. During fiscal 2008, Applied’s Board of Directors declared four quarterly cash dividends in the amount of $0.06 per share each. During fiscal 2007, Applied’s Board of Directors declared one quarterly cash dividend in the amount of $0.05 per share and three quarterly cash dividends in the amount of $0.06 per share each. Dividends declared during fiscal 2009, 2008 and 2007 amounted to $320 million, $325 million and $306 million, respectively. Applied currently anticipates that it will continue to pay cash dividends on a quarterly basis in the future, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of Applied’s stockholders.

Note 10	Employee Benefit Plans

Stock Options

Applied grants options to purchase shares of its common stock to employees and consultants, at future dates, at the fair market value on the date of grant. Most options are scheduled to vest over four years, and expire no later than seven years from the grant date. There were 151,809,000 shares available for grant at October 25, 2009, 167,289,000 shares available for grant at October 26, 2008, and 156,322,624 shares available for grant at October 28, 2007. Stock option activity was as follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
	(In thousands, except per share amounts)

Outstanding, beginning of year	60,757	$17.71	94,901	$17.81	163,214	$18.83
Granted and assumed	24,514	$8.58	7	$19.38	311	$17.98
Exercised	(797)	$11.44	(19,004)	$17.27	(46,885)	$17.86
Canceled	(11,373)	$17.73	(15,147)	$18.86	(21,739)	$25.29

Outstanding, end of year	73,101	$14.72	60,757	$17.71	94,901	$17.81

Exercisable, end of year	49,727	$17.53	57,671	$17.73	83,178	$17.84

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information with respect to options outstanding and exercisable at October 25, 2009:

	Options Outstanding				Options Exercisable
			Weighted
		Weighted	Average			Weighted
		Average	Remaining	Aggregate		Average	Aggregate
Range of	Number of	Exercise	Contractual	Intrinsic	Number of	Exercise	Intrinsic
Exercise Prices	Shares	Price	Life	Value	Shares	Price	Value
	(In thousands)		(In years)	(In thousands)	(In thousands)		(In thousands)

$0.01 — $9.99	23,171	$8.58	4.33	$101,311	241	$8.27	$1,125
$10.00 — $19.99	35,123	$15.72	1.82	7,573	34,679	$15.71	7,516
$20.00 — $29.99	14,798	$21.93	1.14	—	14,798	$21.93	—
$30.00 — $59.99	9	$41.66	0.35	—	9	$41.66	—

	73,101	$14.72	2.48	$108,884	49,727	$17.53	$8,641

Options exercisable and expected to become exercisable	70,465	$14.93	2.41	$97,910

Restricted Stock Units

Applied grants restricted stock units (also referred to as “performance shares” under the Applied Materials, Inc. Employee Stock Incentive Plan). Restricted stock units typically vest over three to four years, subject to the grantee’s continued service to Applied on each vesting date.

A summary of the changes in restricted stock units outstanding under Applied’s equity compensation plans during fiscal 2009 is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
		Grant Date	Remaining	Intrinsic
	Shares	Fair Value	Contractual Term	Value
	(In thousands, except per share amounts)

Non-vested restricted stock units at October 26, 2008	16,394	$18.50	2.5 Years	$186,887
Granted	3,775	10.46
Vested	(6,366)	18.26
Canceled	(1,855)	18.40

Non-vested restricted stock units at October 25, 2009	11,948	15.95	2.4	$153,880

Non-vested restricted stock units expected to vest	10,446	16.37	2.4	$135,281

Employee Stock Purchase Plans

Applied sponsors two Employee Stock Purchase Plans (collectively, ESPP) for the benefit of United States (U.S.) and international employees, respectively. The U.S. plan is qualified under Section 423 of the Internal Revenue Code. Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning of the applicable offering period or at the end of each applicable purchase period. Effective March 2, 2009, the length of offering periods under the ESPP was reduced to 6 months, from a maximum of 24 months in duration. The incremental compensation cost associated with this modification was insignificant. ESPP contributions are limited to a maximum of 10 percent of an employee’s eligible compensation, up to a maximum of $6,500 per six-month purchase period. ESPP participants are also limited to purchasing a maximum of 1,000 shares per purchase period. Shares issued under the ESPP were 6,920,000 for fiscal 2009, 4,617,000 for fiscal 2008, and 4,310,000 for fiscal 2007. At October 25, 2009, there were 64,822,000 shares available for future issuance under the ESPP.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Bonus Plans

Applied has various employee bonus plans. A discretionary bonus plan provides for the distribution of a percentage of pre-tax profits to Applied employees who are not eligible for other performance-based incentive plans, up to a maximum percentage of eligible compensation. Other plans award annual bonuses to Applied’s executives and other key contributors based on the achievement of profitability and/or other specified performance criteria. There were no charges to expense under these plans for fiscal 2009. Charges to expense under these plans were $150 million for fiscal 2008 and $271 million for fiscal 2007.

Employee Savings and Retirement Plan

Applied’s Employee Savings and Retirement Plan (401(k) Plan) is qualified under Sections 401(a) and (k) of the Internal Revenue Code. Eligible employees may make salary deferral and catch-up contributions under the 401(k) Plan on a pre-tax basis. Applied matches a percentage of each participant’s salary deferral contributions with cash contributions. In general, these matching contributions become 20 percent vested at the end of an employee’s second year of service with Applied, and vest 20 percent per year of service thereafter, becoming fully vested at the end of six years of service. Participants may direct that funds held in their 401(k) Plan accounts, including any Applied matching contributions, be invested in any of the diversified investment funds available under the 401(k) Plan or in the Applied Materials, Inc. Common Stock Fund (Stock Fund), which invests solely in shares of Applied common stock. Effective June 21, 2007, the Stock Fund was converted into a non-leveraged employee stock ownership plan (within the meaning of Section 4975(e)(7) of the Internal Revenue Code) and, as a result, participants have the option of specifying that any future cash dividends paid on shares held in the Stock Fund be either reinvested in the Stock Fund or distributed directly to them in cash no later than 90 days after the calendar year for which the dividends were paid. Applied’s matching contributions under this plan were approximately $24 million, net of $1 million in forfeitures, for fiscal 2009; $29 million, net of $2 million in forfeitures, for fiscal 2008; and $28 million, net of $1 million in forfeitures, for fiscal 2007.

Defined Benefit Pension Plans of Foreign Subsidiaries and Other Post-Retirement Benefits

Several of Applied’s foreign subsidiaries have defined benefit pension plans covering substantially all of their eligible employees. Benefits under these plans are typically based on years of service and final average compensation levels. The plans are managed in accordance with applicable local statutes and practices. Applied deposits funds for certain of these plans with insurance companies, pension trustees, government-managed accounts, and/or accrues the expense for the unfunded portion of the benefit obligation on its consolidated financial statements. Applied’s practice is to fund the various pension plans in amounts sufficient to meet the minimum requirements as established by applicable local governmental oversight and taxing authorities. Depending on the design of the plan, local custom and market circumstances, the liabilities of a plan may exceed qualified plan assets. The differences between the aggregate projected benefit obligations and aggregate plan assets of these plans have been recorded as liabilities by Applied and are included in accrued expenses and other liabilities in the Consolidated Balance Sheets. In fiscal 2009, Applied changed the measurement date for its defined and postretirement benefit plan assets and obligations from an interim date to Applied’s fiscal year end.

On October 28, 2007, Applied implemented authoritative guidance that required Applied to recognize the funded status (the difference between the fair value of plan assets and the projected benefit obligations) of the defined benefit plan in the Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax, to measure the fair value of plan benefit obligations as of its fiscal year ending October 28, 2007 and to provide additional disclosures.

On January 1, 1999, Applied implemented a post-retirement plan that provides certain medical and vision benefits to eligible retirees who are at least age 55 and who have at least 10 years of service at their date of retirement. An eligible retiree may elect coverage for an eligible spouse or domestic partner who is not eligible for Medicare. Coverage under the plan generally ends for both the retiree and spouse or domestic partner upon becoming eligible for Medicare. Applied’s liability under this post-retirement plan, which was included in other long-term liabilities in the Consolidated Balance Sheets, was $11 million at October 25, 2009 and $9 million at October 26, 2008.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in benefit obligations and plan assets, which includes post-retirement benefits, for fiscal 2009 and 2008 is presented below.

	2009	2008
	(In thousands, except percentages)

Change in projected benefit obligation
Beginning projected benefit obligation	$230,754	$258,754
Service cost	13,604	15,546
Interest cost	12,095	13,411
Plan participants’ contributions	1,174	1,336
Actuarial loss (gain)	11,316	(14,673)
Curtailments, settlements and special termination benefits	(5,842)	(1,445)
Foreign currency exchange rate changes	21,789	(32,915)
Benefits paid	(5,496)	(9,345)
Plan amendments and business combinations	—	85

Ending projected benefit obligation	$279,394	$230,754

Ending accumulated benefit obligation	$253,934	$203,247

Range of assumptions to determine benefit obligations
Discount rate	2.0% - 6.7%	2.3% - 6.7%
Rate of compensation increase	2.0% - 6.0%	2.0% - 6.0%
Change in plan assets
Beginning fair value of plan assets	$97,578	$118,061
Return on plan assets	2,608	(4,785)
Employer contributions	14,996	14,400
Plan participants’ contributions	1,174	1,336
Foreign currency exchange rate changes	5,642	(20,925)
Divestitures, settlements and business combinations	(6,895)	(1,164)
Benefits paid	(5,496)	(9,345)

Ending fair value of plan assets	$109,607	$97,578

Funded status	$(169,787)	$(133,176)
Employer contributions after the measurement date	—	1,204

Net amount recognized	$(169,787)	$(131,972)

Amounts recognized in the consolidated balance sheets
Noncurrent asset	$30	$456
Current liability	(2,048)	(2,548)
Noncurrent liability	(167,769)	(129,880)

Total	$(169,787)	$(131,972)

Estimated amortization from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year
Actuarial loss	$1,145	$694
Prior service credit	(251)	(280)
Transition obligation	54	74

Total	$948	$488

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$27,580	$14,023
Prior service credit	(1,943)	(2,478)
Transition obligation	157	248

Total	$25,794	$11,793

Plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$270,425	$223,746
Fair value of plan assets	$100,608	$90,245
Plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$237,174	$181,980
Fair value of plan assets	$89,443	$82,367

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009	2008

Plan assets — allocation
Equity securities	47%	45%
Debt securities	40%	34%
Real Estate	3%	2%
Cash	1%	7%
Other	9%	12%

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

A summary of the components of net periodic benefit costs and the weighted average assumptions used for net periodic benefit cost and benefit obligation calculations for fiscal 2009, 2008 and 2007 is presented below.

	2009	2008	2007
	(In thousands, except percentages)

Components of net periodic benefit cost
Service cost	$13,604	$15,546	$16,513
Interest cost	12,095	13,409	11,202
Expected return on plan assets	(7,187)	(8,583)	(6,050)
Amortization of actuarial loss	634	561	1,492
Amortization of prior service costs (credit)	(294)	231	414
Amortization of transition obligation	76	83	281
Settlement loss to be recognized	807	91	—
Curtailment loss (gain)	(1,379)	—	629

Net periodic pension cost	$18,356	$21,338	$24,481

Weighted average assumptions
Discount rate	2.3% - 6.7%	2.3% - 6.3%	2.3% - 5.8%
Expected long-term return on assets	2.5% - 8.3%	2.5% - 8.0%	2.5% - 8.0%
Rate of compensation increase	2.0% - 6.0%	2.0% - 6.0%	2.0% - 6.0%

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

Future expected benefit payments for the pension plans and the post-retirement plan over the next ten fiscal years are: $8 million in fiscal 2010, $9 million in fiscal 2011, $10 million in fiscal 2012, $10 million in fiscal 2013,

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$15 million in fiscal 2014, and $83 million collectively for fiscal years 2015 through 2019. Company contributions to these plans for fiscal 2010 are expected to be approximately $10 million.

Executive Deferred Compensation Plans

Applied sponsors two unfunded deferred compensation plans, the Executive Deferred Compensation Plan (Predecessor EDCP) and the 2005 Executive Deferred Compensation Plan (2005 EDCP), under which certain employees may elect to defer a portion of their following year’s eligible earnings. The Predecessor EDCP was frozen as of December 31, 2004 such that no new deferrals could be made under the plan after that date and the plan would qualify for “grandfather” relief under Section 409A of the Internal Revenue Code. The Predecessor EDCP participant accounts continue to be maintained under the plan and credited with deemed interest. The 2005 EDCP was implemented by Applied effective as of January 1, 2005 and is intended to comply with the requirements of Section 409A of the Internal Revenue Code. Amounts payable, including accrued deemed interest, totaled $77 million at October 25, 2009 and $80 million at October 26, 2008, which were included in other long-term liabilities in the Consolidated Balance Sheets.

Note 11	Income Taxes

The components of income (loss) from operations before income taxes were as follows:

Fiscal Year	2009	2008	2007
	(In thousands)

U.S.	$(555,456)	$1,021,961	$2,047,318
Foreign	69,653	386,757	392,335

	$(485,803)	$1,408,718	$2,439,653

The components of the provision (benefit) for income taxes were as follows:

Fiscal Year	2009	2008	2007
	(In thousands)

Current:
U.S.	$(196,643)	$248,308	$590,289
Foreign	22,858	182,803	99,472
State	(36,683)	5,314	8,054

	(210,468)	436,425	697,815

Deferred:
U.S.	25,351	61,469	(17,314)
Foreign	10,347	(43,505)	16,888
State	(5,706)	(6,417)	32,068

	29,992	11,547	31,642

	$(180,476)	$447,972	$729,457

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation between the statutory U.S. federal income tax rate of 35 percent and Applied’s actual effective income tax rate is as follows:

Fiscal Year	2009	2008	2007

Tax provision at U.S. statutory rate	(35)%	35.0%	35.0%
Favorable resolutions from audits of prior years’ income tax filings	(2.9)	—	(1.0)
Effect of foreign operations taxed at various rates	—	(1.0)	(2.0)
State income taxes, net of federal benefit	(3.9)	0.7	1.1
Research and other tax credits	(2.0)	(1.1)	(0.6)
Export sales/production benefit	—	(2.0)	(1.3)
Equity method investment loss/impairment	5.7	0.9	0.5
Equity compensation	2.4	1.0	0.5
Other	(1.5)	(1.7)	(2.3)

	(37.2)%	31.8%	29.9%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows:

	2009	2008
	(In thousands)

Deferred tax assets:
Inventory reserves and basis difference	$102,180	$103,428
Installation and warranty reserves	44,802	51,992
Accrued liabilities	178,414	295,797
Restructuring reserves	16,510	7,539
Deferred revenue	24,631	13,499
Capital loss carryforward	11,049	15,000
Tax credits and net operating losses	84,075	33,536
Deferred compensation	29,041	30,122
Equity-based compensation	63,791	68,627
Intangibles	28,415	34,096

Gross deferred tax assets	582,908	653,636
Valuation allowance	(11,049)	(15,000)

Total deferred tax assets	571,859	638,636

Deferred tax liabilities:
Depreciation	(56,927)	(54,177)
Purchased technology	(98,717)	(109,840)
Other	(33,807)	(29,359)

Total gross deferred tax liabilities	(189,451)	(193,376)

Net deferred tax assets	$382,408	$445,260

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the breakdown between current and non-current net deferred tax assets and liabilities:

Deferred Income Taxes	2009	2008
	(In thousands)

Current deferred tax asset	$356,336	$388,807
Non-current deferred tax asset	98,271	113,727
Current deferred tax liability	(3,487)	—
Non-current deferred tax liability	(68,712)	(57,274)

	$382,408	$445,260

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

For fiscal 2009, U.S. income taxes have not been provided for approximately $412 million of cumulative undistributed earnings of several non-U.S. subsidiaries. Applied intends to reinvest these earnings indefinitely in operations outside of the U.S.

At October 25, 2009, Applied’s state net operating loss carryforwards were $152 million. The carryforwards expire between fiscal 2014 and fiscal 2029. Applied has a California research and development tax credit carryforward of $27 million which has an unlimited life. Applied has a foreign tax credit carryforward of $14 million which expires in fiscal 2019. Applied also has net operating loss carryforwards in foreign jurisdictions of $89 million. The carryforwards have lives ranging from five years to indefinite. Management believes it is more likely than not that all loss and tax credit carryforwards at October 25, 2009 will be utilized in future periods.

Applied’s income taxes payable have been reduced by the tax benefits associated with employee stock option transactions. These benefits, credited directly to stockholders’ equity, amounted to $0.4 million for fiscal 2009, $7 million for fiscal 2008, and $50 million for fiscal 2007 with a corresponding reduction to taxes payable of $0.4 million in fiscal 2009, $7 million in fiscal 2008, and $50 million for fiscal 2007.

Applied maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	2009	2008
	(In thousands)

Beginning balance of gross unrecognized tax benefits	$363,400	$360,000
Settlements with tax authorities	(37,400)	—
Increases in tax positions for prior years	1,000	4,400
Decreases in tax positions for prior years	(1,700)	(1,000)

Ending balance of gross unrecognized tax benefits	$325,300	$363,400

Applied implemented new authoritative guidance for accounting for uncertain tax positions in the first quarter of fiscal 2008. In the fourth quarter of fiscal 2008, Applied identified a tax position that met the more likely than not recognition threshold. Applied determined that a tax benefit of $100 million existed upon implementation of this

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

authoritative guidance and therefore made the correction to retained earnings. The impact of the correction was not considered material to prior reporting periods.

As of October 25, 2009, Applied had unrecognized tax benefits, net of federal deduction for state tax, of $325 million, all of which, if recognized, would result in a reduction of Applied’s effective tax rate.

As of October 25, 2009, the gross liability for unrecognized tax benefits was $325 million, exclusive of interest and penalties. Increases or decreases to interest and penalties on uncertain tax positions are included in provision for income taxes in the Consolidated Statement of Operations. Interest and penalties related to uncertain tax positions were $8 million as of October 26, 2008 and $5 million as of October 25, 2009. All $5 million in interest and penalties is classified as long-term liability in the Consolidated Balance Sheets. Long term income taxes payable has been reduced by certain unrecognized tax benefits.

During the second quarter of fiscal 2009, the Internal Revenue Service began an examination of Applied’s federal income tax returns for fiscal years 2007 and 2006. Applied believes it has adequately reserved for any income tax uncertainties that may arise as a result of this examination.

A number of Applied’s tax returns remain subject to examination by taxing authorities. These include U.S. federal returns for fiscal 2005 and later years, California returns for fiscal 2006 and later years, tax returns for certain states for fiscal 2002 and later years, and tax returns in certain jurisdictions outside of the U.S. for fiscal 2003 and later years.

During fiscal 2009, Applied received notice from the State of California stating that its examination of Applied’s returns for fiscal years 2002 through 2005 had been settled. The settlement resulted in a decrease to net unrecognized tax benefits of $14 million and reduced the effective tax rate for fiscal 2009.

The timing of the resolution of income tax examinations is highly uncertain as well as the amounts and timing of various tax payments that may be part of the settlement process. This could cause large fluctuations in the balance sheet classification of current assets and non-current assets and liabilities. The Company does not expect a material change in unrecognized tax benefits in the next 12 months.

Note 12	Industry Segment and Geographic Operations

Applied’s four reportable segments are: Silicon, Applied Global Services, Display, and Energy and Environmental Solutions. Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of October 25, 2009 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the Company’s reportable segments.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Display segment encompasses products for manufacturing LCDs for TVs, personal computers and other video-enabled devices. The Display segment also includes the design and manufacture of differentiated stand-alone equipment for the Applied SunFab Thin Film Line.

The Energy and Environmental Solutions segment includes products for fabricating solar photovoltaic cells and modules, high throughput roll-to-roll coating systems for flexible electronics and web products, and systems used in the manufacture of energy-efficient glass.

Information for each reportable segment as of October 25, 2009, October 26, 2008 and October 28, 2007 and for the years then ended, is as follows:

		Operating	Depreciation/	Capital	Segment
	Net Sales	Income (Loss)	Amortization	Expenditures	Assets
	(In thousands)

2009:
Silicon	$1,960,225	$152,343	$53,504	$23,167	$1,194,929
Applied Global Services	1,396,643	112,570	33,641	14,952	1,043,022
Display	501,692	64,705	11,924	14,428	444,619
Energy and Environmental Solutions	1,155,047	(241,516)	80,095	51,320	1,853,283

Total Segment	$5,013,607	$88,102	$179,164	$103,867	$4,535,853

2008:
Silicon	$4,005,141	$1,242,574	$104,130	$61,518	$1,773,348
Applied Global Services	2,328,930	574,772	34,831	19,694	1,306,158
Display	975,582	309,803	8,397	11,478	658,744
Energy and Environmental Solutions	819,587	(183,173)	106,663	7,544	2,075,516

Total Segment	$8,129,240	$1,943,976	$254,021	$100,234	$5,813,766

2007:
Silicon	$6,511,722	$2,378,771	$137,943	$83,388	$2,608,980
Applied Global Services	2,353,167	630,140	28,692	39,526	1,229,584
Display	705,056	159,212	9,122	3,216	431,789
Energy and Environmental Solutions	164,911	(89,364)	19,637	670	1,037,872

Total Segment	$9,734,856	$3,078,759	$195,394	$126,800	$5,308,225

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of segment operating results to Applied consolidated totals for the fiscal years ending October 25, 2009, October 26, 2008 and October 28, 2007 are as follows:

	2009	2008	2007
	(In thousands)

Total segment operating income	$88,102	$1,943,976	$3,078,759
Corporate and unallocated costs	(325,930)	(570,434)	(680,832)
Restructuring and asset impairment charges	(155,788)	(39,948)	(26,421)
Gain on sale of facility	—	21,837	—

Income (loss) from operations	$(393,616)	$1,355,431	$2,371,506

Reconciliations of depreciation and amortization expense to Applied consolidated totals for the fiscal years ending October 25, 2009, October 26, 2008 and October 28, 2007 are as follows:

	2009	2008	2007
	(In thousands)

Total segment depreciation and amortization	$179,164	$254,021	$195,394
Depreciation on shared facilities	58,192	35,849	37,179
Depreciation on information technology assets	46,347	29,777	34,986
Other	7,500	404	775

Consolidated depreciation and amortization	$291,203	$320,051	$268,334

Reconciliations of capital expenditures to Applied consolidated totals for the fiscal years ending October 25, 2009, October 26, 2008 and October 28, 2007 are as follows:

	2009	2008	2007
	(In thousands)

Total segment capital expenditures	$103,867	$100,234	$126,800
Shared facilities	83,647	40,577	49,128
Information technology assets	26,981	94,700	76,604
Other	33,932	52,395	12,252

Consolidated capital expenditures	$248,427	$287,906	$264,784

Reconciliations of segment assets to Applied consolidated totals as of October 25, 2009, October 26, 2008 and October 28, 2007 are as follows:

	October 25,	October 26,	October 28,
	2009	2008	2007
	(In thousands)

Total segment assets	$4,535,853	$5,813,766	$5,308,225
Cash and investments	3,266,895	3,467,724	3,732,004
Allowance for bad debts	(67,313)	(5,275)	(4,136)
Deferred income taxes	454,607	502,534	547,125
Other current assets	337,015	382,912	337,974
Common property, plant and equipment	820,959	644,578	603,453
Equity-method investment	—	79,533	115,060
Other assets	226,227	120,546	22,573

Consolidated total assets	$9,574,243	$11,006,318	$10,662,278

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For geographical reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment and equity-method investments, and are attributed to the geographic location in which they are located. Net sales and long-lived assets by geographic region were as follows:

		Long-lived
	Net Sales	Assets
	(In thousands)

2009:
North America(1)	$965,603	$803,071

Taiwan	1,025,823	32,939
Japan	718,573	7,611
Europe	752,635	115,280
Korea	663,813	4,624
China	635,371	97,707
Southeast Asia	251,789	57,121

Total outside North America	4,048,004	315,282

Consolidated total	$5,013,607	$1,118,353

2008:
North America(1)	$1,519,898	$895,723

Taiwan	1,837,097	43,169
Japan	1,217,635	89,782
Europe	949,105	109,224
Korea	1,309,490	6,258
China	779,853	37,166
Southeast Asia	516,162	16,953

Total outside North America	6,609,342	302,552

Consolidated total	$8,129,240	$1,198,275

2007:
North America(1)	$1,554,643	$866,531

Taiwan	2,678,815	42,622
Japan	1,492,694	126,515
Europe	955,747	90,879
Korea	1,846,867	8,634
China	716,880	34,080
Southeast Asia	489,210	22,756

Total outside North America	8,180,213	325,486

Consolidated total	$9,734,856	$1,192,017

(1)	Primarily the United States.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2009, Intel Corporation accounted for 12 percent of Applied’s net sales. Samsung Electronics Co., Ltd. accounted for 10 percent of net sales in fiscal 2009, 16 percent of net sales in fiscal 2008, and 12 percent of net sales in fiscal 2007. These net sales were for products in multiple reportable segments.

Note 13	Commitments and Contingencies

Leases

Applied leases some of its facilities and equipment under non-cancelable operating leases and has options to renew most leases, with rentals to be negotiated. Total rent expense was $64 million for fiscal 2009, $68 million for fiscal 2008, and $62 million for fiscal 2007. Future minimum lease payments at October 25, 2009 totaled $143 million and were: $43 million for fiscal 2010; $29 million for fiscal 2011; $20 million for fiscal 2012; $11 million for fiscal 2013; $8 million for fiscal 2014; and $32 million collectively for all periods thereafter.

Discounted Letters of Credit

Applied discounts letters of credit through various financial institutions. Under these agreements, Applied discounted letters of credit in the amounts of $299 million for fiscal 2009, $167 million for fiscal 2008 and $431 million for fiscal 2007. Discounting fees were not material for all periods presented. In fiscal 2009 and 2008, Applied factored accounts receivable and discounted promissory notes totaling $43 million and $138 million, respectively.

Warranty

Applied products are generally sold with a 12-month warranty period following installation. The provision for the estimated cost of warranty is recorded when revenue is recognized. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product, configuration and geographic region.

Changes in the warranty reserves were as follows:

	2009	2008
	(In thousands)

Beginning balance	$142,846	$184,271
Provisions for warranty	92,976	138,229
Consumption of reserves	(118,285)	(179,654)

Ending balance	$117,537	$142,846

As noted above, Applied’s products are generally sold with a 12-month warranty. Accordingly, current warranty provisions are related to the current year’s net sales, and warranty consumption is associated with current and prior year’s net sales.

Guarantees

During the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of October 25, 2009, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $83 million. Applied has not recorded any liability in connection with these guarantee arrangements below that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of October 25, 2009, Applied Materials Inc. has provided parent guarantees to banks for approximately $179 million to cover these services.

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

In 2007, Jusung Engineering filed a complaint against AKT America in Seoul Central District Court in Seoul, Korea, alleging infringement of a Jusung patent involving the showerhead assembly of plasma enhanced chemical vapor deposition (PECVD) equipment. After the Korean Intellectual Property Office (KIPO) ruled that Jusung’s patent was invalid, the District Court dismissed Jusung Engineering’s infringement action, which Jusung Engineering appealed. In July 2009, the Korean Supreme Court dismissed Jusung’s appeal of the KIPO’s determination that the showerhead assembly patent is invalid, and Jusung’s related confirmation-of-scope action was also dismissed. On September 10, 2009, Jusung Engineering withdrew its appeal of the dismissal of its infringement action, and all proceedings regarding Jusung’s invalidated Korean showerhead assembly patent are now concluded.

Also in 2007, Applied filed a complaint against Jusung Engineering in the Seoul Central District Court for infringement of an Applied patent involving the housing for a substrate supporting pin used in PECVD equipment. After the KIPO ruled that Applied’s patent was invalid, the District Court dismissed Applied’s infringement action. Applied’s appeals of the dismissals of the infringement action, as well as a related confirmation of scope case, were dismissed. On September 10, 2009, the Korean Supreme Court affirmed the KIPO’s determination that the pin patent was invalid, and all proceedings regarding Applied’s invalidated Korean substrate supporting pin patent are now concluded.

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

Note 14	Business Combinations

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

On November 9, 2007, Applied purchased from Edwards Vacuum, Inc. certain assets of its Kachina semiconductor equipment parts cleaning and refurbishment business for $19 million. The acquisition expanded Applied’s existing Chamber Performance Services network of facilities that provide customers worldwide with technology and support for maintaining their chamber components. In connection with this acquisition, Applied recorded goodwill of $13 million and an intangible asset of $3 million (customer relationships, to be amortized over 13 years). The acquired business is reported under the Applied Global Services segment.

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

Note 15	Subsequent Events Through December 11, 2009

On November 11, 2009, Applied announced that it will implement a restructuring program beginning in the first quarter of fiscal 2010. As part of this program, Applied plans to reduce its global workforce as of October 25, 2009 by approximately 1,300 to 1,500 positions, or 10 to 12 percent, over a period of 18 months, consistent with local legal requirements and in consultation with employee works councils and other employee representatives, as applicable. The Company anticipates the pre-tax cost of the plan to be between $100 million and $125 million.

On November 16, 2009, Applied entered into an agreement to acquire all of the outstanding shares of Semitool, Inc. (Semitool), a public company based in the state of Montana, for $11 per share in an all-cash tender offer (the Offer). Semitool is a leading supplier of electrochemical plating and wafer surface preparation equipment used by semiconductor packaging and manufacturing companies globally. Under the terms of the agreement approved by the Boards of Directors of both companies, Applied will pay an aggregate purchase price of approximately $364 million based on the fully-diluted capitalization of Semitool upon closing the acquisition (the Merger). The acquisition will be conducted through a tender offer for all of the outstanding shares of Semitool and is conditioned on the occurrence or absence of certain events, including the tender of at least 66.67% of Semitool’s outstanding stock on a fully-diluted basis, as well as regulatory approvals and other customary closing conditions.

Subsequent to announcement of the Offer, three purported class action lawsuits were filed in state court in the County of Flathead, State of Montana, against Semitool, Semitool’s directors, Applied and Applied’s acquisition subsidiary. The actions seek certification of a class of all holders of Semitool common stock (except the defendants and their affiliates). The complaints allege, among other things, that Semitool’s directors breached their fiduciary duties by failing to maximize shareholder value, securing benefits for certain defendants at the expense or to the detriment of Semitool’s public shareholders, discouraging and/or inhibiting alternative offers, and failing to disclose material nonpublic information, and that Applied aided and abetted such alleged breaches. The actions seek injunctive relief enjoining the defendants from consummating the Offer and the Merger, damages, and attorneys’ fees. Applied believes the claims alleged against it are without merit and intends to defend against them vigorously.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16	Unaudited Quarterly Consolidated Financial Data

	Fiscal Quarter
	First	Second	Third	Fourth	Fiscal Year
	(In thousands, except per share amounts)

2009:
Net sales	$1,333,396	$1,020,077	$1,133,740	$1,526,394	$5,013,607
Gross margin	$391,576	$155,519	$324,874	$558,836	$1,430,805
Net income (loss)	$(132,934)	$(255,390)	$(54,865)	$137,862	$(305,327)
Earnings (loss) per diluted share	(0.10)	$(0.19)	$(0.04)	$0.10	$(0.23)
2008:
Net sales	$2,087,397	$2,149,998	$1,848,168	$2,043,677	$8,129,240
Gross margin	$934,981	$966,828	$742,314	$798,705	$3,442,828
Net income	$262,376	$302,507	$164,768	$231,095	$960,746
Earnings per diluted share	$0.19	$0.22	$0.12	$0.17	$0.70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Applied Materials, Inc.:

We have audited the accompanying consolidated balance sheets of Applied Materials, Inc. and subsidiaries (the Company) as of October 25, 2009 and October 26, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended October 25, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Materials, Inc. and subsidiaries as of October 25, 2009 and October 26, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended October 25, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes at the beginning of fiscal year 2008.

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans at the beginning of fiscal year 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Applied Materials, Inc. and subsidiaries’ internal control over financial reporting as of October 25, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 11, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP
KPMG LLP

Mountain View, California
December 11, 2009

INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit No.		Description

2.1		Agreement and Plan of Merger, dated May 4, 2006, among Applied Materials, Inc., Applied Films Corporation and Blue Acquisition, Inc., incorporated by reference to Applied’s Form 10-Q for the quarter ended July 30, 2006 (file no. 000-06920) filed August 31, 2006.
3.1		Certificate of Incorporation of Applied Materials, Inc., as amended and restated through March 10, 2009, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 26, 2009 (file no. 000-06920) filed June 3, 2009.
3.2		Certificate of Designation, Preferences and Rights of the Terms of the Series A Junior Participating Preferred Stock dated as of July 9, 1999, incorporated by reference to Applied’s Form 10-Q for the quarter ended August 1, 1999 (file no. 000-06920) filed September 14, 1999.
3.3		Bylaws of Applied Materials, Inc., as amended and restated through December 8, 2008, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed December 10, 2008.
4.1		Form of Indenture (including form of debt security) between Applied Materials, Inc. and Harris Trust Company of California, as Trustee, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed August 17, 1994.
4.2		Rights Agreement, dated as of July 7, 1999, between Applied Materials, Inc. and Harris Trust and Savings Bank, as Rights Agent, incorporated by reference to Applied’s Registration Statement on Form 8-A (file no. 000-06920) dated July 13, 1999.
4.3		First Amendment to Rights Agreement, dated as of November 6, 2002, between Applied Materials, Inc. and Computershare Investor Services, LLC, as Rights Agent, incorporated by reference to Applied’s Registration Statement on Form 8-A/A (file no. 000-06920) dated November 25, 2002.
10.1		License Agreement dated January 1, 1992, between Applied Materials and Varian Associates, Inc., incorporated by reference to Applied’s Form 10-K for fiscal year 1992 (file no. 000-06920) filed December 16, 1992.
10	.2*	Applied Materials, Inc. Executive Deferred Compensation Plan, as amended and restated on April 1, 1995, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 30, 1995 (file no. 000-06920) filed June 7, 1995.
10	.3*	Amendment No. 1 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 26, 1998 (file no. 000-06920) filed September 9, 1998.
10	.4*	Amendment No. 2 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 26, 1998 (file no. 000-06920) filed September 9, 1998.
10	.5*	Applied Materials, Inc. Nonqualified Stock Option Agreement related to the Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended May 2, 1999 (file no. 000-06920) filed June 15, 1999.
10.6		Form of Indemnification Agreement between Applied Materials, Inc. and Non-Employee Directors, dated June 11, 1999, incorporated by reference to Applied’s Form 10-K for fiscal year 1999 (file no. 333-88777) filed January 31, 2000.
10.7		Form of Indemnification Agreement between Applied Materials, Inc. and James C. Morgan and Dan Maydan, dated June 11, 1999, incorporated by reference to Applied’s Form 10-K for fiscal year 1999 (file no. 333-88777) filed January 31, 2000.
10.8		Form of Indemnification Agreement between Applied Materials, Inc. and certain of its officers, incorporated by reference to Applied’s Form 10-K for fiscal year 1999 (file no. 333-88777) filed January 31, 2000.
10	.9*	Form of Applied Materials, Inc. Nonqualified Stock Option Grant Agreement for use under the Employee Stock Incentive Plan, as amended (formerly named the “Applied Materials Inc. 1995 Equity Incentive Plan”) incorporated by reference to Applied’s Form 10-Q for the quarter ended April 29, 2001 (file no. 002-45028) filed June 7, 2001.

Exhibit No.		Description

10	.10*	Applied Materials, Inc. amended and restated 2000 Global Equity Incentive Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2002 (file no. 000-06920) filed January 23, 2003.
10.11		Applied Materials Profit Sharing Scheme, incorporated by reference to Applied’s S-8 (file no. 333-45011) filed January 27, 1998.
10	.12*	Term Sheet for employment of Michael R. Splinter, as amended and restated December 8, 2008, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 25, 2009 (file no. 000-06920) filed March 3, 2009.
10.13		Binding Memorandum of Understanding between Applied Materials, Inc. and Novellus Systems, Inc. dated September 20, 2004, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed September 24, 2004. (Confidential treatment has been granted for the redacted portions of the agreement.)
10	.14*	Applied Materials, Inc. Nonemployee Director Share Purchase Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended May 1, 2005 (file no. 000-06920) filed May 31, 2005.
10	.15*	Election Form to Receive Shares in lieu of Retainer and/or Meeting Fees for use under the Applied Materials, Inc. Nonemployee Director Share Purchase Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended May 1, 2005 (file no. 000-06920) filed May 31, 2005.
10	.16*	Applied Materials, Inc. amended and restated Relocation Policy, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed October 31, 2005.
10	.17*	Form of Restricted Stock Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-K for fiscal year 2005 (file no. 000-06920) filed December 14, 2005.
10	.18*	Form of Performance Share Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-K for fiscal year 2005 (file no. 000-06920) filed December 14, 2005.
10	.19*	Amendment No. 3 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2005 (file no. 000-06920) filed December 14, 2005.
10	.20*	Amendment No. 4 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2005 (file no. 000-06920) filed December 14, 2005.
10	.21*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 30, 2006 (file no. 000-06920) filed August 31, 2006.
10	.22*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. 2000 Global Equity Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 30, 2006 (file no. 000-06920) filed August 31, 2006.
10	.23*	Form of Performance Shares Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 30, 2006 (file no. 000-06920) filed August 31, 2006.
10	.24*	Applied Materials, Inc. amended and restated Employee Financial Assistance Plan (as of December 18, 2008), incorporated by reference to Applied’s Form 10-Q for the quarter ended January 25, 2009 (file no. 000-06920) filed March 3, 2009.
10.25		$100,000,000 364-Day Credit Agreement dated as of September 14, 2006 between Applied Materials, Inc., as borrower, and Citicorp USA, Inc., as lender, incorporated by reference to Applied’s Form 10-K for fiscal year 2006 (file no. 000-06920) filed December 14, 2006. (Confidential treatment has been granted for redacted portions of the agreement.)**
10.26		Master Confirmation dated September 18, 2006 between Goldman, Sachs & Co. and Applied Materials, Inc., incorporated by reference to Applied’s Form 10-K for fiscal year 2006 (file no. 000-06920) filed December 14, 2006. (Confidential treatment has been granted for redacted portions of the agreement.)
10.27		Supplemental Confirmation dated September 18, 2006 between Goldman, Sachs & Co. and Applied Materials, Inc., incorporated by reference to Applied’s Form 10-K for fiscal year 2006 (file no. 000-06920) filed December 14, 2006. (Confidential treatment has been granted for redacted portions of the agreement.)

Exhibit No.		Description

10	.28*	Separation Agreement and Release between Applied Materials, Inc. and Nancy H. Handel dated December 15, 2006, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 28, 2007 (file no. 000-06920) filed February 28, 2007.
10.29		$1,000,000,000 Credit Agreement dated as of January 26, 2007 among Applied Materials, Inc., as borrower, several lenders named therein and Citicorp USA, Inc., as agent for the lenders, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 28, 2007 (file no. 000-06920) filed February 28, 2007. (Confidential treatment has been granted for redacted portions of the agreement.)**
10	.30*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 29, 2007 (file no. 000-06920) filed May 30, 2007.
10	.31*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. 2000 Global Equity Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 29, 2007 (file no. 000-06920) filed May 30, 2007.
10	.32*	Form of Performance Share Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 29, 2007 (file no. 000-06920) filed May 30, 2007.
10	.33*	Form of Restricted Stock Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 29, 2007 (file no. 000-06920) filed May 30, 2007.
10	.34*	Applied Materials, Inc. amended and restated 2005 Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed July 13, 2007.
10.35		Share Purchase Agreement among Applied Materials, Inc., the Shareholders of HCT Shaping Systems SA and Sellers’ Representative dated June 25, 2007, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 29, 2007 (file no. 000-06920) filed August 30, 2007.
10	.36*	Separation Agreement and Release between Applied Materials, Inc. and Farhad Moghadam dated July 19, 2007, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 29, 2007 (file no. 000-06920) filed August 30, 2007.
10	.37*	Form of Performance Shares Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-K for fiscal year 2007 (file no. 000-06920) filed December 14, 2007.
10	.38*	Form of Performance Shares Agreement for Nonemployee Directors for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-K for fiscal year 2007 (file no. 000-06920) filed December 14, 2007.
10	.39*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-K for fiscal year 2007 (file no. 000-06920) filed December 14, 2007.
10	.40*	Form of Restricted Stock Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-K for fiscal year 2007 (file no. 000-06920) filed December 14, 2007.
10	.41*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. 2000 Global Equity Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-K for fiscal year 2007 (file no. 000-06920) filed December 14, 2007.
10.42		Share Purchase Agreement among Applied Materials, Inc. and the Shareholders of Baccini S.p.A. dated November 18, 2007, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 27, 2008 (file no. 000-06920) filed March 3, 2008.
10	.43*	Applied Materials, Inc. Employees’ Stock Purchase Plan, amended and restated effective as of September 1, 2009, incorporated by reference to Applied’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (file no. 333-143377) filed July 27, 2009.
10	.44*	Applied Materials, Inc. Stock Purchase Plan for Offshore Employees, amended and restated effective as of June 8, 2009, incorporated by reference to Applied’s Registration Statement on Form S-8 (file no. 333-160819) filed July 27, 2009.

Exhibit No.		Description

10	.45*	Form of Restricted Stock Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 27, 2008 (file no. 000-06920) filed August 29, 2008.
10.46		Deed of Amendment to Applied Materials Profit Sharing Scheme, dated February 7, 2006, to amend Clause 20 of the Trust Deed thereunder, incorporated by reference to Applied’s Form 10-K for fiscal year 2008 (file no. 000-06920) filed December 12, 2008.
10.47		Deed of Amendment to Applied Materials Profit Sharing Scheme, dated February 7, 2006, to amend the definition of Eligible Employee in the First Schedule to the Trust Deed thereunder, incorporated by reference to Applied’s Form 10-K for fiscal year 2008 (file no. 000-06920) filed December 12, 2008.
10	.48*	Amendment No. 5 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2008 (file no. 000-06920) filed December 12, 2008.
10	.49*	Amendment No. 6 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 25, 2009 (file no. 000-06920) filed March 3, 2009, incorporated by reference to Applied’s Form 10-K for fiscal year 2008 (file no. 000-06920) filed December 12, 2008.
10	.50*	Amendment No. 1 to the Applied Materials, Inc. 2005 Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2008 (file no. 000-06920) filed December 12, 2008.
10	.51*	Amendment No. 2 to the Applied Materials, Inc. 2005 Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 25, 2009 (file no. 000-06920) filed March 3, 2009.
10	.52*	Applied Materials, Inc. amended and restated Senior Executive Bonus Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2008 (file no. 000-06920) filed December 12, 2008.
10	.53*	Applied Materials, Inc. amended and restated Global Executive Incentive Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2008 (file no. 000-06920) filed December 12, 2008.
10	.54*	Applied Materials, Inc. amended and restated Employee Stock Incentive Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2008 (file no. 000-06920) filed December 12, 2008.
10	.55*	Form of Performance Shares Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-K for fiscal year 2008 (file no. 000-06920) filed December 12, 2008.
10.56		Amendment No. 1 to the U.S. $1,000,000,000 Credit Agreement dated as of May 22, 2009 among Applied Materials, Inc., as borrower, several lenders named therein and Citicorp USA, Inc., as agent for the lenders, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 26, 2009. (Confidential treatment has been granted for redacted portions of the agreement.)
10	.57*	Applied Materials, Inc. Applied Incentive Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 25, 2009 (file no. 000-06920) filed March 3, 2009.
10	.58*	Form of Performance Shares Agreement for Nonemployee Directors for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 25, 2009 (file no. 000-06920) filed March 3, 2009.
10	.59*	Form of Non-Qualified Stock Option Agreement for Employees for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 25, 2009 (file no. 000-06920) filed March 3, 2009.
10	.60*	Form of Non-Qualified Stock Option Agreement for use under the Applied Materials, Inc. 2000 Global Equity Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 25, 2009 (file no. 000-06920) filed March 3, 2009.
10	.61*	Reduction in Named Executive Officer Salaries and Foregoing of Bonuses, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 26, 2009 (file no. 000-06920) filed June 3, 2009.
10	.62*	Reduction in Non-Employee Director Cash Retainers, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 26, 2009 (file no. 000-06920) filed June 3, 2009.
10	.63*	Termination of Reduction in Named Executive Officer Salaries.

Exhibit No.		Description

10	.64*	Separation Agreement and Release between Applied Materials, Inc. and Thomas M. St. Dennis dated October 5, 2009.
21		Subsidiaries of Applied Materials, Inc.
23		Consent of Independent Registered Public Accounting Firm, KPMG LLP.
24		Power of Attorney.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB	XBRL Taxonomy Extension Definition Linkbase Document
101	.PRE	XBRL Taxonomy Extension Label Linkbase Document
101	.DEF	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.

**	Certain schedules and exhibits to this agreement, as set forth in the Table of Contents of the agreement, have been omitted. Applied Materials, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ MICHAEL R. SPLINTER
Michael R. Splinter
President, Chief Executive Officer

Dated: December 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ MICHAEL R. SPLINTER Michael R. Splinter	President, Chief Executive Officer (Principal Executive Officer)	December 11, 2009

/s/ GEORGE S. DAVIS George S. Davis	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	December 11, 2009

/s/ YVONNE WEATHERFORD Yvonne Weatherford	Corporate Vice President, Corporate Controller (Principal Accounting Officer)	December 11, 2009

Directors:

/s/ Michael R. Splinter Michael R. Splinter	Chairman of the Board	December 11, 2009

* Aart J. de Geus	Director	December 11, 2009

* Stephen R. Forrest	Director	December 11, 2009

* Philip V. Gerdine	Director	December 11, 2009

* Thomas J. Iannotti	Director	December 11, 2009

Susan M. James	Director

* Alexander A. Karsner	Director	December 11, 2009

	Title	Date

* Gerhard H. Parker	Director	December 11, 2009

* Dennis D. Powell	Director	December 11, 2009

* Willem P. Roelandts	Director	December 11, 2009

* James E. Rogers	Director	December 11, 2009

* Robert H. Swan	Director	December 11, 2009

Representing a majority of the members of the Board of
Directors.

* By	/s/ MICHAEL R. SPLINTER
Michael R. Splinter
Attorney-in-Fact**

**	By authority of the power of attorney filed herewith.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions —	Additions —		Balance at
Fiscal Year	Beginning of Year	Charged to Income	Business Combinations	Deductions	End of Year
	(In thousands)

2009	$5,275	$62,539	$—	$(501)	$67,313
2008	$4,136	$2,456	$501	$(1,818)	$5,275
2007	$3,342	$858	$342	$(406)	$4,136