Form 10-K/A
period 2009-10-25
APPLIED MATERIALS INC /DE
filed 2009-12-18
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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
None
     Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Explanatory Note
     Applied Materials, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended October 25, 2009, filed with the Securities and Exchange Commission on December 11, 2009, for the sole purpose of furnishing in interactive data format Schedule II, “Valuation and Qualifying Accounts — Allowance for Doubtful Accounts,” which was inadvertently omitted from the interactive data submission.
     For reference purposes only, the index to exhibits related to Exhibit 101 (for interactive data files) is set forth below.
INDEX TO EXHIBITS
     These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit No.	Description
101.INS	XBRL Instance Document †

101.SCH	XBRL Taxonomy Extension Schema Document †

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †

101.LAB	XBRL Taxonomy Extension Definition Linkbase Document †

101.PRE	XBRL Taxonomy Extension Label Linkbase Document †

101.DEF	XBRL Taxonomy Extension Presentation Linkbase Document †

†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MATERIALS, INC.
By:	/s/ JOSEPH J. SWEENEY
Joseph J. Sweeney
Senior Vice President, General Counsel and Corporate Secretary

Dated: December 18, 2009

3