Form 10-Q
period 2010-01-31
APPLIED MATERIALS INC /DE
filed 2010-03-09
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010
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

Number of shares outstanding of the issuer’s common stock as of January 31, 2010: 1,343,270,238

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
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
Item 4. [Reserved]
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EX-2.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	January 31,	January 25,
	2010	2009
	(Unaudited)
	(In thousands, except
	per share amounts)

Net sales	$1,848,902	$1,333,396
Cost of products sold	1,137,718	941,820

Gross margin	711,184	391,576
Operating expenses:
Research, development and engineering	269,003	229,540
General and administrative	124,799	141,241
Marketing and selling	97,195	84,115
Restructuring and asset impairments	103,844	132,772

Income (loss) from operations	116,343	(196,092)
Pretax loss of equity-method investment	—	15,808
Impairment of investments	1,190	—
Interest expense	5,060	5,994
Interest income	8,641	15,235

Income (loss) before income taxes	118,734	(202,659)
Provision (benefit) for income taxes	35,983	(69,725)

Net income (loss)	$82,751	$(132,934)

Earnings (loss) per share:
Basic	$0.06	$(0.10)
Diluted	$0.06	$(0.10)
Weighted average number of shares:
Basic	1,341,941	1,329,223
Diluted	1,349,567	1,329,223

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS*

	January 31,	October 25,
	2010	2009
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1,399,054	$1,576,381
Short-term investments	755,122	638,349
Accounts receivable, net	1,267,409	1,041,495
Inventories	1,664,269	1,627,457
Deferred income taxes, net	417,986	356,336
Income taxes receivable	102,711	184,760
Other current assets	242,712	264,169

Total current assets	5,849,263	5,688,947
Long-term investments	1,046,116	1,052,165
Property, plant and equipment	2,964,028	2,906,957
Less: accumulated depreciation and amortization	(1,835,359)	(1,816,524)

Net property, plant and equipment	1,128,669	1,090,433
Goodwill, net	1,336,426	1,170,932
Purchased technology and other intangible assets, net	374,000	306,416
Deferred income taxes and other assets	269,364	265,350

Total assets	$10,003,838	$9,574,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,400	$1,240
Accounts payable and accrued expenses	1,252,031	1,061,502
Customer deposits and deferred revenue	993,357	864,280
Income taxes payable	30,160	12,435

Total current liabilities	2,277,948	1,939,457
Long-term debt	210,547	200,654
Other liabilities	367,200	339,524

Total liabilities	2,855,695	2,479,635

Stockholders’ equity:
Common stock	13,433	13,409
Additional paid-in capital	5,245,634	5,195,437
Retained earnings	10,936,149	10,934,004
Treasury stock	(9,046,562)	(9,046,562)
Accumulated other comprehensive loss	(511)	(1,680)

Total stockholders’ equity	7,148,143	7,094,608

Total liabilities and stockholders’ equity	$10,003,838	$9,574,243

*	Amounts as of January 31, 2010 are unaudited. Amounts as of October 25, 2009 are derived from the October 25, 2009 audited consolidated financial statements.

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	January 31,	January 25,
	2010	2009
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$82,751	$(132,934)
Adjustments required to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	76,412	71,228
Loss on fixed asset retirements	3,435	3,447
Provision for bad debts	6,000	47,526
Restructuring and asset impairments	103,844	132,772
Deferred income taxes	(43,636)	(13,054)
Net recognized loss on investments	5,185	5,398
Pretax loss of equity-method investment	—	15,808
Impairment of investments	1,190	—
Equity-based compensation	33,689	33,608
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(193,953)	368,648
Inventories	25,026	(144,075)
Other current assets	23,260	10,890
Other assets	(9,525)	1,311
Accounts payable and accrued expenses	42,290	(353,672)
Customer deposits and deferred revenue	123,218	(164,701)
Income taxes	99,864	(94,337)
Other liabilities	(7,177)	26,920

Cash provided by (used in) operating activities	371,873	(185,217)

Cash flows from investing activities:
Capital expenditures	(53,167)	(73,318)
Cash paid for acquisition, net of cash acquired	(322,599)	—
Proceeds from sales and maturities of investments	183,881	541,689
Purchases of investments	(297,683)	(227,348)

Cash provided by (used in) investing activities	(489,568)	241,023

Cash flows from financing activities:
Debt borrowings	977	510
Proceeds from common stock issuances	19,855	182
Common stock repurchases	—	(22,906)
Payment of dividends to stockholders	(80,464)	(79,762)

Cash used in financing activities	(59,632)	(101,976)

Effect of exchange rate changes on cash and cash equivalents	—	742

Decrease in cash and cash equivalents	(177,327)	(45,428)

Cash and cash equivalents — beginning of period	1,576,381	1,411,624

Cash and cash equivalents — end of period	$1,399,054	$1,366,196

Supplemental cash flow information:
Cash payments (refunds) for income taxes	$(32,791)	$12,064
Cash payments for interest	$42	$42

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1	Basis of Presentation

Basis of Presentation

In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 25, 2009 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 25, 2009 (2009 Form 10-K). Applied’s results of operations for the three months ended January 31, 2010 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2010 contains 53 weeks, while fiscal 2009 contained 52 weeks, and the first fiscal quarter of 2010 contained 14 weeks, while the first fiscal quarter of 2009 contained 13 weeks.

Revenue Recognition

Applied recognizes revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; seller’s price to buyer is fixed or determinable; and collectability is probable. Applied’s shipping terms are customarily FOB Applied shipping point or equivalent terms. Applied’s revenue recognition policy generally results in revenue recognition at the following points: (1) for all transactions where legal title passes to the customer upon shipment, Applied recognizes revenue upon shipment for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks is deferred, and that revenue is recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer technical acceptance; (3) for transactions where legal title does not pass at shipment, revenue is recognized when legal title passes to the customer, which is generally at customer technical acceptance; (4) for arrangements initiated prior to fiscal 2010 containing multiple elements, the revenue relating to the undelivered elements is deferred at their estimated relative fair values until delivery of the deferred elements; and (5) for arrangements initiated or materially modified during fiscal 2010 containing multiple elements, the revenue relating to the undelivered elements is deferred using the relative selling price method utilizing estimated sales prices until delivery of the deferred elements. Applied limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or adjustment. In cases where Applied has sold products that have been demonstrated to meet product specifications prior to shipment, Applied believes that at the time of delivery, it has an enforceable claim to amounts recognized as revenue. The completed contract method is used for SunFabtm thin film lines. Certain SunFab thin film contracts have provisions for additional amounts to become due to Applied if the line achieves certain output criteria subsequent to factory acceptance. Any additional amounts earned under these contracts are recognized upon achievement. Spare parts revenue is generally recognized upon shipment, and services revenue is generally recognized over the period that the services are provided.

In fiscal 2010, Applied elected to early adopt amended accounting standards issued by the Financial Accounting Standards Board (FASB) for multiple deliverable revenue arrangements on a prospective basis for

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

applicable transactions originating or materially modified after October 25, 2009. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The FASB also amended the accounting standards for revenue recognition to exclude software that is contained in a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. Implementation of this new authoritative guidance had an insignificant impact on reported net sales as compared to net sales under previous guidance, as the new guidance did not change the units of accounting within sales arrangements and the elimination of the residual method for the allocation of arrangement consideration had an inconsequential impact on the amount and timing of reported net sales. Accordingly, Applied does not believe that the effect of adopting these standards will have a material impact on future financial periods.

For fiscal 2010 and future periods, when a sales arrangement contains multiple elements, such as hardware and services and/or software products, Applied allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available. Applied generally utilizes the ESP due to the nature of its products. In multiple element arrangements where more-than-incidental software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then allocated to each software deliverable using the guidance for recognizing software revenue, as amended.

Business Combinations

Effective in fiscal 2010, Applied adopted revised authoritative guidance on business combinations that covers the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. This authoritative guidance also revised the accounting for both increases and decreases in a parent’s controlling ownership interest.

Equity-Based Compensation

Applied has adopted stock plans that permit grants to employees of equity-based awards, including stock options, restricted stock and restricted stock units (also referred to as “performance shares” under the Applied Materials, Inc. Employee Stock Incentive Plan). In addition, the Employee Stock Incentive Plan provides for the automatic grant of restricted stock units to non-employee directors and permits the grant of equity-based awards to consultants. Applied also has two Employee Stock Purchase Plans, one for United States employees and a second for international employees (collectively, ESPP), which enable eligible employees to purchase Applied common stock.

During each of the three months ended January 31, 2010 and January 25, 2009, Applied recognized total equity-based compensation expense related to stock options, ESPP shares, restricted stock units and restricted stock of $34 million. The equity-based compensation expense related to restricted stock units and restricted stock for the three months ended January 31, 2010 and January 25, 2009 was $25 million and $32 million, respectively. During each of the three months ended January 31, 2010 and January 25, 2009, Applied recognized income tax benefits related to equity-based compensation of $9 million. The cost associated with Applied’s stock options and restricted stock units, less expected forfeitures, is recognized over the awards’ service period for the entire award on a straight-

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

line basis. The cost associated with Applied’s performance-based equity awards is recognized over the service period for each tranche.

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

There were no stock options granted in the three months ended January 31, 2010 or January 25, 2009.

Employee Stock Purchase Plans

Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or at the end of each 6-month purchase period. No shares were issued under the ESPP during the three months ended January 31, 2010 or January 25, 2009. Compensation expense associated with the ESPP is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

Restricted Stock Units and Restricted Stock

Restricted stock units are converted into shares of Applied common stock upon vesting on a one-for-one basis. Restricted stock units typically vest over three to four years. Vesting of restricted stock units usually is subject to the grantee’s continued service with Applied. The compensation expense related to these awards is determined using the fair market value of Applied common stock on the date of the grant, and the compensation expense is recognized over the vesting period. Restricted stock has the same rights of other issued and outstanding shares of Applied common stock except these shares have no rights to dividends and are held in escrow until the grantee’s performance goals are achieved. At January 31, 2010, Applied had $225 million total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over a weighted average period of 1.5 years. There were 9,508,000 and 214,000 restricted stock units granted in the three months ended January 31, 2010 and January 25, 2009, respectively.

Beginning in fiscal 2007, Applied initiated a performance-based equity award program for named executive officers and other key employees. These awards vest only if specific performance goals set by the Human Resources and Compensation Committee of Applied’s Board of Directors (the Committee) are achieved and if the grantee remains employed by Applied through the applicable vesting date. The performance goals require the achievement of targeted relative annual operating profit margin levels as compared to Applied’s peer companies in at least one of the four fiscal years beginning with the fiscal year of the grant. The fair value of the performance-based restricted stock units and restricted stock is estimated using the fair market value of Applied common stock on the date of the grant and assumes that the performance goals will be achieved. If achieved, the award vests over a specified remaining service period. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the service period and is reduced for estimated forfeitures. The Committee approved the grant of 1,775,000 performance-based restricted stock units and 50,000 performance-based shares of restricted stock under this program in the three months ended January 31, 2010. There were no performance-based awards granted in the three months ended January 25, 2009. As of January 31, 2010, 70% of the performance goals associated with the performance-based awards granted in fiscal 2008 were achieved. The performance goals associated with the remaining 30% may still be achieved during fiscal 2010 and fiscal 2011.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 2	Treasury Stock

Applied records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid in capital. If Applied reissues treasury stock at an amount below its acquisition cost and additional paid in capital associated with prior treasury stock transactions is insufficient to cover the difference between the acquisition cost and the reissue price, this difference is recorded against retained earnings. No shares of treasury stock were reissued during the three months ended January 31, 2010 or January 25, 2009.

Note 3	Earnings (Loss) Per Share

Basic earnings (loss) per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, restricted stock units, and ESPP shares) outstanding during the period. Applied’s net income (loss) has not been adjusted for any period presented for purposes of computing basic or diluted earnings (loss) per share due to the Company’s non-complex capital structure. For purposes of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair market value of Applied common stock for the period as the effect would be anti-dilutive. Accordingly, options to purchase 46,441,000 shares of common stock were excluded from the computation for the three months ended January 31, 2010. Potential common shares have not been included in the calculation of diluted net loss per share for the three months ended January 25, 2009 as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for the three months ended January 25, 2009 are the same. The number of potential common shares that were excluded from the computation of diluted earnings per share was 74,745,000 for the three months ended January 25, 2009.

Note 4	Investments

Summary of Investments

The following tables summarizes Applied’s investments by security type:

		Gross	Gross
		Unrealized	Unrealized	Estimated
January 31, 2010	Cost	Gains	Losses	Fair Value
		(In thousands)

U.S. Treasury and agency securities	$710,523	$8,534	$107	$718,950
Obligations of states and political subdivisions	444,885	7,757	23	452,619
U.S. commercial paper, corporate bonds and medium-term notes	396,606	7,104	42	403,668
Other debt securities*	136,064	1,629	663	137,030

Total fixed income securities	1,688,078	25,024	835	1,712,267
Publicly traded equity securities	10,569	10,420	—	20,989
Equity investments in privately-held companies	67,982	—	—	67,982

Total	$1,766,629	$35,444	$835	$1,801,238

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
		Unrealized	Unrealized	Estimated
October 25, 2009	Cost	Gains	Losses	Fair Value
		(In thousands)

U.S. Treasury and agency securities	$653,627	$8,013	$170	$661,470
Obligations of states and political subdivisions	419,640	7,597	—	427,237
U.S. commercial paper, corporate bonds and medium-term notes	382,550	5,676	281	387,945
Other debt securities*	103,193	1,430	391	104,232

Total fixed income securities	1,559,010	22,716	842	1,580,884
Publicly traded equity securities	9,572	9,439	—	19,011
Equity investments in privately-held companies	90,619	—	—	90,619

Total	$1,659,201	$32,155	$842	$1,690,514

*	Other debt securities consist primarily of investment grade asset-backed and mortgage-backed securities.

Included in cash and cash equivalents are investments in money market funds totaling $0.9 billion at January 31, 2010 and $1.2 billion at October 25, 2009.

Maturities of Investments

The following table summarizes the contractual maturities of Applied’s investments at January 31, 2010:

		Estimated
	Cost	Fair Value
	(In thousands)

Due in one year or less	$730,222	$734,133
Due after one through five years	813,518	832,159
Due after five years	8,274	8,945
No single maturity date**	214,615	226,001

	$1,766,629	$1,801,238

**	Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

Gains and Losses on Investments

Applied manages its cash equivalents and investments, excluding strategic investments, as a single portfolio of highly marketable securities that is intended to be available to meet Applied’s current cash requirements.

For the three months ended January 31, 2010, gross realized gains on sales of investments were $0.3 million and gross realized losses were $0.6 million. For the three months ended January 25, 2009, gross realized gains on sales of investments were $3.3 million and gross realized losses were $5.8 million.

At January 31, 2010, Applied had a gross unrealized loss of $0.8 million due to a decrease in the fair value of certain fixed income securities. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss is temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied has determined that the gross unrealized losses on its marketable securities at January 31, 2010, are temporary in nature and therefore it did not recognize any impairment of its marketable securities for the three months ended January 31, 2010. At January 31, 2010, Applied determined that certain of its equity investments in privately-held companies were other-than-temporarily impaired and, accordingly, recognized an impairment in the amount of $1.2 million in the first quarter of fiscal 2010.

The following table provides the fair market value of Applied’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired as of January 31, 2010.

	In Loss Position for		In Loss Position for
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)

U.S. Treasury and agency securities	$103,422	$107	$—	$—	$103,422	$107
Obligations of states and political subdivisions	5,529	23	—	—	5,529	23
U.S. commercial paper, corporate bonds and medium-term notes	70,537	27	946	15	71,483	42
Other debt securities	24,769	392	2,828	271	27,597	663

Total	$204,257	$549	$3,774	$286	$208,031	$835

Unrealized gains and temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive income (loss), net of any related tax effect. Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss) to results of operations.

Note 5	Fair Value Measurements

Effective October 27, 2008, Applied adopted authoritative guidance for fair value measurements and the fair value option for financial assets and liabilities. This authoritative guidance defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements for fair value measurements. Fair value is defined under this authoritative guidance as the exchange price that would be received for an asset, or paid to transfer a liability (an exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

On October 26, 2009, Applied adopted the newly issued accounting standard for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. Applied’s financial assets are measured and recorded at fair value, except for equity investments held in privately-held companies. These equity investments are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when events or circumstances indicates that an other-than-temporary decline in value may have occurred. Applied’s nonfinancial assets, such as goodwill, intangible assets, and property, plant and equipment, are recorded at cost and are assessed for impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Fair Value Hierarchy

Applied uses the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of January 31, 2010, a substantial majority of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities (excluding cash balances) measured at fair value on a recurring basis are summarized below as of January 31, 2010 and October 25, 2009:

	January 31, 2010				October 25, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)				(In thousands)

Assets:
Money market funds	$860,499	$—	$—	$860,499	$1,235,254	$—	$—	$1,235,254
U.S. Treasury and agency securities	134,403	584,547	—	718,950	145,166	516,304	—	661,470
Obligations of states and political subdivisions	—	452,619	—	452,619	—	427,237	—	427,237
U.S. commercial paper, corporate bonds and medium-term notes	—	403,668	—	403,668	—	387,945	—	387,945
Other debt securities	—	137,030	—	137,030	—	104,232	—	104,232
Publicly traded equity securities	20,989	—	—	20,989	19,011	—	—	19,011
Foreign exchange derivative assets	—	1,241	—	1,241	—	2,173	—	2,173

Total	$1,015,891	$1,579,105	$—	$2,594,996	$1,399,431	$1,437,891	$—	$2,837,322

Liabilities:
Foreign exchange derivative liabilities	$—	$(2,842)	$—	$(2,842)	$—	$(1,678)	$—	$(1,678)

Total	$—	$(2,842)	$—	$(2,842)	$—	$(1,678)	$—	$(1,678)

The following table presents the activity in Level 3 instruments during the periods indicated below:

	Three Months Ended
	January 31, 2010	January 25, 2009
	Level 3	Level 3
	(In thousands)	(In thousands)

Balance, beginning of period	$—	$13,100
Total realized and unrealized losses:
Included in earnings	—	(2,334)
Included in other comprehensive loss	—	(1,516)
Purchases, sales, and maturities	—	(6,143)
Transfers out of Level 3, net	—	(100)

Balance, end of period	$—	$3,007

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. Equity investments

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

in privately-held companies totaled $68 million at January 31, 2010, of which $52 million of investments were accounted for under the cost method of accounting and $16 million of investments had been measured at fair value on a non-recurring basis during the three months ended January 31, 2010 due to an other-than-temporary decline in value. During the three months ended January 25, 2009, Applied did not record any other-than-temporary impairments on those assets required to be measured at fair value on a non-recurring basis.

The following table presents the balance of equity securities at January 31, 2010 that had been measured at fair value on a non-recurring basis, using the process described above, and the impairment charges recorded during the three months then ended:

				Total Impairment
				For the Three
				Months Ended
				January 31,
	Level 1	Level 2	Level 3	2010
	(In thousands)

Equity investments in privately-held companies measured at fair value on a non-recurring basis during the three months ended January 31, 2010	$—	$—	$15,881	$1,190

Other

The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. At January 31, 2010, the carrying amount of long-term debt was $213 million and the estimated fair value was $240 million. At October 25, 2009, the carrying amount of long-term debt was $202 million and the estimated fair value was $216 million. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues.

Note 6	Derivative Instruments and Hedging Activities

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

Applied uses derivative financial instruments, such as forward exchange contracts and currency option contracts, to hedge certain forecasted foreign currency denominated transactions expected to occur typically within the next 24 months. Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income or loss (AOCI) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to derivative instruments included in AOCI at January 31, 2010 is expected to be reclassified into earnings within 12 months.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized promptly in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three months ended January 31, 2010 and January 25, 2009.

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

Fair values of derivative instruments were as follows:

	January 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(In thousands)

Derivatives Designated as Hedging Instruments

Foreign exchange contracts	Other current assets	$717	Accounts payable and accrued expenses	$1,967

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts	Other current assets	$524	Accounts payable and accrued expenses	$875

Total derivatives		$1,241		$2,842

	October 25, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(In thousands)

Derivatives Designated as Hedging Instruments

Foreign exchange contracts	Other current assets	$1,811	Accounts payable and accrued expenses	$1,225

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts	Other current assets	$362	Accounts payable and accrued expenses	$453

Total derivatives		$2,173		$1,678

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The effect of derivative instruments on the Consolidated Condensed Statement of Operations for the three months ended January 31, 2010 was as follows:

	Three Months Ended January 31, 2010
	Effective Portion			Ineffective Portion and Amount Excluded from
		Location of Gain		Effectiveness Testing
	Gain or (Loss)	or (Loss)	Gain or (Loss)	Location of Gain	Gain or (Loss)
	Recognized in	Reclassified from	Reclassified from	or (Loss)	Recognized in
	AOCI	AOCI into Income	AOCI into Income	Recognized in Income	Income
	(In thousands)

Derivatives in Cash Flow Hedging Relationships

Foreign exchange contracts	$(2,835)	Cost of products sold	$(1,757)	Cost of products sold	$(304)
Foreign exchange contracts	—	General and administrative	1,037	General and administrative	(566)
Foreign exchange contracts	—	Research, development and engineering	(82)	Research, development and engineering	—

Total	$(2,835)		$(802)		$(870)

		Three Months
		Ended January 31, 2010
	Location of Gain	Amount of Gain
	or (Loss)	or (Loss)
	Recognized	Recognized
	in Income	in Income

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts	General and administrative	$(10,460)

Total		$(10,460)

The effect of derivative instruments on the Consolidated Condensed Statement of Operations for the three months ended January 25, 2009 was as follows:

	Three Months Ended January 25, 2009
	Effective Portion			Ineffective Portion and Amount Excluded from
		Location of Gain		Effectiveness Testing
	Gain or (Loss)	or (Loss)	Gain or (Loss)	Location of Gain	Gain or (Loss)
	Recognized in	Reclassified from	Reclassified from	or (Loss)	Recognized in
	AOCI	AOCI into Income	AOCI into Income	Recognized in Income	Income
	(In thousands)

Derivatives in Cash Flow Hedging Relationships

Foreign exchange contracts	$(11,523)	Cost of products sold	$(11,510)	Cost of products sold	$(2,220)
Foreign exchange contracts	—	General and administrative	(6,215)	General and administrative	(1,501)
Foreign exchange contracts	—	Research, development and engineering	(81)	Research, development and engineering	—

Total	$(11,523)		$(17,806)		$(3,721)

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

		Three Months
		Ended January 25,
		2009
	Location of Gain	Amount of Gain
	or (Loss)	or (Loss)
	Recognized	Recognized
	in Income	in Income

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts	General and administrative	$(29,656)

Total		$(29,656)

Credit Risk Contingent Features

If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was immaterial as of January 31, 2010.

Entering into foreign exchange contracts with banks exposes Applied to credit-related losses in the event of the banks’ nonperformance. However, Applied’s exposure is not considered significant.

Note 7	Accounts Receivable, Net

Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied also discounts letters of credit through various financial institutions. Under these agreements, Applied discounted letters of credit in the amounts of $27 million and $13 million for the three months ended January 31, 2010 and January 25, 2009, respectively. For the three months ended January 31, 2010 and January 25, 2009, Applied factored accounts receivable and discounted promissory notes totaling $26 million and $4 million, respectively. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.

Accounts receivable are presented net of allowance for doubtful accounts of $73 million at January 31, 2010 and $67 million at October 25, 2009.

Applied sells principally to manufacturers within the semiconductor, display and solar industries. As a result of challenging economic and industry conditions, certain of these manufacturers may experience difficulties in meeting their obligations in a timely manner. While Applied believes that its allowance for doubtful accounts is adequate and represents Applied’s best estimate at January 31, 2010, Applied will continue to closely monitor customer liquidity and other economic conditions, which may result in changes to Applied’s estimates regarding collectability.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 8	Inventories

Inventories are stated at the lower of cost or market, with cost determined on a FIFO basis. Components of inventories were as follows:

	January 31,	October 25,
	2010	2009
	(In thousands)

Customer service spares	$258,158	$263,688
Raw materials	373,754	351,824
Work-in-process	648,084	667,484
Finished goods	384,273	344,461

	$1,664,269	$1,627,457

Included in finished goods inventory is $140 million at January 31, 2010, and $133 million at October 25, 2009, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria, which are set forth in Note 1.

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

Note 9	Goodwill, Purchased Technology and Other Intangible Assets

Goodwill and Purchased Intangible Assets

Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For goodwill, Applied performs a two-step impairment test. In the first step, Applied compares the estimated fair value of each reporting unit to its carrying value. Applied’s reporting units are consistent with the reportable segments identified in Note 18, based on the manner in which Applied operates its business and the nature of those operations. Applied determines the fair value of each of its reporting units based on a weighting of income and market approaches. Under the income approach, Applied calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, Applied estimates the fair value based on market multiples of revenue or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then Applied would perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. Applied would then allocate the fair value of the reporting unit to all of the assets and liabilities of that unit, as if Applied had acquired the reporting unit in a business combination, with the fair value of the reporting unit being the “purchase price.” The excess of the “purchase price” over the carrying amounts assigned to assets and liabilities representing the implied fair value of goodwill. If Applied determined that the carrying value of a reporting unit’s goodwill exceeded its implied fair value, Applied would record an impairment loss equal to the difference.

Applied conducted these impairment tests in the fourth quarter of fiscal 2009, and the results of these tests indicated that Applied’s goodwill and purchased intangible assets with indefinite useful lives were not impaired.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

Details of indefinite-lived intangible assets were as follows:

	January 31, 2010			October 25, 2009
		Other			Other
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
	(In thousands)

Gross carrying amount	$1,382,296	$17,400	$1,399,696	$1,216,802	$17,860	$1,234,662
Accumulated amortization	(45,870)	—	(45,870)	(45,870)	—	(45,870)

	$1,336,426	$17,400	$1,353,826	$1,170,932	$17,860	$1,188,792

From October 25, 2009 to January 31, 2010, goodwill increased by $158 million due to the acquisition of Semitool, Inc. (Semitool) and by $7 million due to an asset purchase from Advent Solar, Inc. (Advent Solar) (see Note 19). Other intangible assets that are not subject to amortization consist primarily of a trade name. As of January 31, 2010, indefinite-lived intangible assets by reportable segment were: Energy and Environmental Solutions, $661 million; Silicon, $382 million; Applied Global Services, $195 million; and Display, $116 million.

Finite-Lived Purchased Intangible Assets

Applied amortizes purchased intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from 1 to 15 years.

Applied evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset group may not be recoverable. Applied assesses the fair value of the assets based on the amount of the undiscounted future cash flow that the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset, plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When Applied identifies an impairment, Applied reduces the carrying value of the group of assets to comparable market values, when available and appropriate, or to its estimated fair value based on a discounted cash flow approach.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Details of amortized intangible assets were as follows:

	January 31, 2010			October 25, 2009
		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total
	(In thousands)

Gross carrying amount	$618,442	$351,843	$970,285	$554,920	$329,629	$884,549
Accumulated amortization	(403,012)	(210,673)	(613,685)	(400,093)	(195,900)	(595,993)

	$215,430	$141,170	$356,600	$154,827	$133,729	$288,556

From October 25, 2009 to January 31, 2010, the change in gross carrying amount of the amortized intangible assets was approximately $86 million, primarily due to the acquisition of Semitool (see Note 19). Aggregate amortization expense was $25 million and $22 million for the three months ended January 31, 2010 and January 25, 2009, respectively. As of January 31, 2010, future estimated amortization expense is expected to be $51 million for the remainder of fiscal 2010, $62 million for fiscal 2011, $59 million for fiscal 2012, $53 million for fiscal 2013, $49 million for fiscal 2014, and $83 million thereafter. As of January 31, 2010, amortized intangible assets by reportable segment were: Energy and Environmental Solutions, $196 million; Silicon, $99 million; Applied Global Services, $35 million; and Display, $27 million.

Note 10	Accounts Payable and Accrued Expenses

Components of accounts payable and accrued expenses were as follows:

	January 31,	October 25,
	2010	2009
	(In thousands)

Accounts payable	$466,924	$477,148
Compensation and employee benefits	198,919	134,949
Warranty	137,430	117,537
Dividends payable	80,596	80,455
Other accrued taxes	53,665	36,954
Restructuring reserve	106,598	31,581
Other	207,899	182,878

	$1,252,031	$1,061,502

Note 11	Customer Deposits and Deferred Revenue

Details of customer deposits and deferred revenue were as follows:

	January 31,	October 25,
	2010	2009
	(In thousands)

Customer deposits	$603,489	$564,412
Deferred revenue	389,868	299,868

	$993,357	$864,280

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 12	Warranty, Guarantees and Contingencies

Warranty

Changes in the warranty reserves during the three months ended January 31, 2010 and January 25, 2009 were as follows:

	Three Months Ended
	January 31,	January 25,
	2010	2009
	(In thousands)

Beginning balance	$117,537	$142,846
Provisions for warranty	34,476	23,546
Consumption of reserves	(14,583)	(22,669)

Ending balance	$137,430	$143,723

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

Guarantees

During the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 31, 2010, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was $54 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Applied also has agreements with various global banks to facilitate subsidiary banking operations world-wide, including overdraft arrangements, bank guarantees and letters of credit. As of January 31, 2010, Applied Materials, Inc. has provided parent guarantees to banks for approximately $176 million to cover these arrangements.

Legal matters

Semitool Shareholder Litigation

On November 17, 2009, Applied announced that it was making a tender offer to acquire all of the outstanding shares of Semitool in accordance with an Agreement and Plan of Merger entered into with Semitool. Following this announcement, three lawsuits were filed by Semitool shareholders in the District Court of the Eleventh Judicial District Court for the State of Montana, County of Flathead, against Semitool, Semitool’s directors, Applied and Applied’s acquisition subsidiary. The actions seek certification of a class of all holders of Semitool common stock, except the defendants and their affiliates. The complaints allege that Semitool’s directors breached their fiduciary duties by, among other things, failing to maximize shareholder value and failing to disclose material information, and that Applied aided and abetted such alleged breaches. The actions sought injunctive relief enjoining the defendants from consummating the transaction, as well as damages and attorneys’ fees.

On December 14, 2009, all parties in these cases reached an agreement in principle to settle the matters and the plaintiffs withdrew their motion to enjoin consummation of the transaction. Without admitting any wrongdoing or fault, Semitool disclosed certain additional information in its Schedule 14D-9 filed with the Securities and

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Exchange Commission on December 14, 2009. Following the tender of shares representing over 95% of the outstanding shares of Semitool common stock, the merger of Semitool into Applied’s acquisition subsidiary was completed on December 21, 2009. Pursuant to a memorandum of understanding between the parties, plaintiffs may conduct reasonable discovery to confirm the fairness and reasonableness of the settlement and defendants will not object to an application by plaintiffs’ counsel for an award of attorneys’ fees and expenses up to $200,000. A class of Semitool’s public shareholders will be certified solely for purposes of settlement, which, if approved by the Court, will result in a complete and final discharge of all claims on behalf of the class.

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

In 2006, Applied filed an action in the TIPO challenging the validity of a patent owned by Jusung Engineering related to severability of the transfer chamber on a CVD tool. Jusung Engineering filed a lawsuit against Applied and AKT America in Hsinchu District Court in Taiwan alleging infringement of the same patent. The TIPO granted Applied’s request for invalidation and revoked Jusung Engineering’s patent. In March 2009, the Hsinchu District Court dismissed Jusung Engineering’s lawsuit, and in April 2009, the Ministry of Economic Affairs overruled Jusung Engineering’s administrative appeal of the decision revoking its patent. Jusung appealed both decisions. On January 7, 2010, the Taiwan Intellectual Property Court granted Jusung’s appeal of the decision revoking its patent and remanded the matter to the TIPO for reconsideration of validity. In November 2009, Applied filed an action in China with the Patent Reexamination Board of the State Intellectual Property Office seeking to invalidate this patent.

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

From time to time, Applied receives notification from third parties, including customers and suppliers, seeking indemnification, litigation support, payment of money or other actions by Applied in connection with claims made against them. In addition, from time to time, Applied receives notification from third parties claiming that Applied may be or is infringing or misusing their intellectual property or other rights. Applied also is subject to various other legal proceedings and claims, both asserted and unasserted, that arise in the ordinary course of business.

Although the outcome of the above-described matters or these claims and proceedings cannot be predicted with certainty, Applied does not believe that any of these proceedings or other claims will have a material adverse effect on its consolidated financial condition or results of operations.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 13	Restructuring and Asset Impairments

On November 11, 2009, Applied announced a restructuring program to reduce its global workforce as of October 25, 2009 by approximately 1,300 to 1,500 positions, or 10 to 12 percent, over a period of 18 months. During the first quarter of fiscal 2010, Applied recorded restructuring charges of $104 million associated with this program.

Changes in restructuring reserves related to the program described above for the three months ended January 31, 2010 were as follows:

Severance
(In thousands)

Provision for restructuring reserves	$103,780
Consumption of reserves	(16,688)

Balance, January 31, 2010	$87,092

Changes in restructuring reserves for the three months ended January 31, 2010 related to other restructuring plans and facilities realignment programs initiated in prior periods were as follows:

	Severance	Facilities	Total
	(In thousands)

Balance, October 25, 2009	$26,353	$5,228	$31,581
Provision for restructuring reserves	—	64	64
Consumption of reserves	(11,915)	(227)	(12,142)
Foreign currency changes	—	3	3

Balance, January 31, 2010	$14,438	$5,068	$19,506

Note 14	Stockholders’ Equity

Comprehensive Income

Components of comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	Three Months Ended
	January 31,	January 25,
	2010	2009
	(In thousands)

Net income (loss)	$82,751	$(132,934)
Pension liability adjustment	74	112
Change in unrealized net gain on investments	2,121	16,474
Change in unrealized net loss on derivative instruments qualifying as cash flow hedges	(1,299)	(210)
Foreign currency translation adjustments	273	(1,310)

Comprehensive income (loss)	$83,920	$(117,868)

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Components of accumulated other comprehensive loss, on an after-tax basis where applicable, were as follows:

	January 31,	October 25,
	2010	2009
	(In thousands)

Pension liability	$(32,090)	$(32,164)
Retiree medical benefits	15	15
Unrealized gain on investments net	22,093	19,972
Unrealized gain (loss) on derivative instruments qualifying as cash flow hedges	(989)	310
Cumulative translation adjustments	10,460	10,187

	$(511)	$(1,680)

Stock Repurchase Program

On September 15, 2006, Applied’s Board of Directors approved a stock repurchase program for up to $5.0 billion in repurchases over the three years ending in September 2009. Under this authorization, Applied implemented a systematic stock repurchase program and also made supplemental repurchases of its common stock from time to time in the open market, depending on market conditions, stock price and other factors, for a total of $2.7 billion. In November 2008, Applied announced that it was suspending stock repurchases in light of uncertain global economic and market conditions. During the three months ended January 25, 2009, prior to such suspension, Applied repurchased 1,942,000 shares of its common stock at an average price of $11.80 per share for a total cash outlay of $23 million.

Dividends

In December 2009, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.06 per share that will be paid on March 17, 2010 to stockholders of record as of February 24, 2010. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interest of Applied’s stockholders.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 15	Employee Benefit Plans

Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries, and a plan that provides certain medical and vision benefits to eligible retirees. A summary of the components of net periodic benefit costs of these defined and postretirement benefit plans for the three months ended January 31, 2010 and January 25, 2009 is presented below:

	Three Months Ended
	January 31,	January 25,
	2010	2009
	(In thousands)

Service cost	$3,350	$3,290
Interest cost	3,444	3,007
Expected return on plan assets	(1,913)	(1,863)
Amortization of actuarial loss	286	174
Amortization of prior service credit	(63)	(70)
Amortization of transition obligation	14	19

Net periodic pension cost	$5,118	$4,557

Note 16	Borrowing Facilities

Applied has credit facilities for unsecured borrowings in various currencies of up to $1.1 billion, of which $1.0 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to expire in January 2012. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at January 31, 2010. Remaining credit facilities in the amount of approximately $90 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at January 31, 2010.

Note 17	Income Taxes

Applied’s effective income tax rate for the first quarter of fiscal 2010 was a provision of 30.3 percent, and the income tax rate for the first quarter of fiscal 2009 was a benefit of 34.4 percent. Both periods included the impact of restructuring charges. Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, and the tax rate on equity compensation. Management carefully monitors these factors and timely adjusts the interim income tax rate accordingly.

During fiscal 2009, the Internal Revenue Service began an examination of Applied’s federal income tax returns for fiscal years 2007 and 2006. Applied believes it has adequately reserved for any income tax uncertainties that may arise as a result of this examination.

A number of Applied’s tax returns remain subject to examination by taxing authorities. These include U.S. federal returns for fiscal 2005 and later years, California returns for fiscal 2006 and later years, tax returns for certain states for fiscal 2002 and later years, and tax returns in certain jurisdictions outside of the United States for fiscal 2003 and later years.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 18	Industry Segment Operations

Applied’s four reportable segments are: Silicon, Applied Global Services, Display, and Energy and Environmental Solutions. Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of January 31, 2010 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the Company’s reportable segments.

Each reportable segment is separately managed and has separate financial results that are reviewed by Applied’s chief operating decision-maker. Each reportable segment contains closely related products that are unique to the particular segment. Segment operating income is determined based upon internal performance measures used by Applied’s chief operating decision-maker.

Applied derives the segment results directly from its internal management reporting system. The accounting policies Applied uses to derive reportable segment results are substantially the same as those used for external reporting purposes. Effective in the first quarter of fiscal 2010, Applied changed its methodology for allocating certain expenses to its reportable segments. Applied has reclassified segment operating results for the three months ended January 25, 2009 to conform to the fiscal 2010 presentation. Management measures the performance of each reportable segment based upon several metrics including orders, net sales and operating income. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. Applied does not allocate to its reportable segments certain operating expenses that it manages separately at the corporate level, which include costs related to equity-based compensation and certain corporate functions (certain management, finance, legal, human resources, and research, development and engineering), and unabsorbed information technology and occupancy. In addition, Applied does not allocate to its reportable segments restructuring and asset impairment charges and any associated adjustments related to restructuring actions. Segment operating income excludes interest income/expense and other financial charges and income taxes according to how a particular reportable segment’s management is measured. Management does not consider the unallocated costs in measuring the performance of the reportable segments.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Net sales and operating income (loss) for each reportable segment for the three months ended January 31, 2010 and January 25, 2009 were as follows:

		Operating
	Net Sales	Income (loss)
	(In thousands)

2010:
Silicon	$970,164	$305,995
Applied Global Services	425,552	63,158
Display	132,108	24,927
Energy and Environmental Solutions	321,078	(36,267)

Total Segment	$1,848,902	$357,813

2009:
Silicon	$546,011	$46,239
Applied Global Services	345,094	25,904
Display	149,009	21,127
Energy and Environmental Solutions	293,282	(63,643)

Total Segment	$1,333,396	$29,627

Reconciliations of total segment operating income to Applied’s consolidated operating income (loss) for the three months ended January 31, 2010 and January 25, 2009 were as follows:

	Three Months Ended
	January 31,	January 25,
	2010	2009
	(In thousands)

Total segment operating income	$357,813	$29,627
Corporate and unallocated costs	(137,626)	(92,947)
Restructuring and asset impairment charges	(103,844)	(132,772)

Income (loss) from operations	$116,343	$(196,092)

Note 19	Business Combinations

On December 21, 2009, Applied acquired Semitool, a public company based in the state of Montana, for a purchase price of $323 million in cash, net of cash acquired, pursuant to a tender offer and subsequent short-form merger. The acquired business is a leading supplier of electrochemical plating and wafer surface preparation equipment used by semiconductor packaging and manufacturing companies globally. Applied’s primary reasons for this acquisition were to complement its existing product offerings and to provide opportunities for future growth. The acquired business will be included in the Silicon segment results beginning in the second quarter of fiscal 2010.

In November 2009, Applied acquired substantially all the assets, including the intellectual property, of Advent Solar, a developer of advanced technology for crystalline silicon (c-Si) PVs. This acquisition complemented Applied’s portfolio of solar PV technologies and enhanced Applied’s position in the c-Si equipment market. The acquisition is included in results for the Energy and Environmental Solutions segment.

Applied allocated the purchase price of each of these acquisitions to tangible assets, liabilities and identifiable intangible assets acquired, based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management. These estimates were determined through established and

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

generally accepted calculation techniques. Applied calculated the fair value of the tangible and intangible assets acquired to allocate the purchase prices at the respective acquisition dates. Based upon these calculations, the purchase prices for the above acquisitions were allocated as follows:

Acquisitions
Fair Market Values	2010
(In thousands)

Cash and cash equivalents	$38,744
Accounts receivable, net	37,961
Inventories	61,838
Other current assets	3,837
Property and equipment, net	45,578
Goodwill	165,495
Purchased intangible assets	93,376

Total assets acquired	446,829
Accounts payable and accrued expenses	(46,246)
Other liabilities	(25,240)

Total liabilities assumed	(71,486)

Purchase price allocated	$375,343

	Useful	Acquisitions
	Life	2010
	(In years)	(In thousands)

Developed technology	6-10	$65,700
Customer relationships	8	10,900
Trade names	3-10	5,700
Patents and trademarks	7-10	5,462
Backlog	1	4,100
Other	5	1,514

		$93,376

Note 20	Recent Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance for fair value measurements, which requires additional disclosures and clarifications to existing disclosures. This authoritative guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures for Level 1 and Level 2 fair value measurements becomes effective the first interim reporting period after December 15, 2009 and will be effective for Applied in the second quarter of fiscal 2010. Disclosures regarding activity within Level 3 fair value measurements becomes effective the first interim reporting period after December 15, 2010 and will be effective for Applied in the second quarter of fiscal 2011. Applied is evaluating the potential impact of the implementation of this authoritative guidance on its consolidated financial statements. See Note 5 for information and related disclosures regarding Applied’s fair value measurements.

In June 2009, the FASB issued authoritative guidance on variable interest entities, which requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities,

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

and additional disclosures for variable interests. In December 2009, the FASB issued authoritative guidance on the financial reporting by entities involved with variable interest entities which amends previously issued guidance on variable interest entities. The amendments in this authoritative guidance replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This authoritative guidance becomes effective the first annual reporting period after November 15, 2009 and will be effective for Applied in fiscal 2011. Applied is evaluating the potential impact of the implementation of this authoritative guidance on its consolidated financial statements.

Note 21 Subsequent Events

On March 8, 2010, Applied’s Board of Directors approved an increase in the quarterly cash dividend to $0.07 per share, payable on June 16, 2010 to stockholders of record as of May 26, 2010. Applied’s Board of Directors also approved a new stock repurchase program authorizing up to $2 billion in repurchases over the next three years ending in March 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements in this Quarterly Report on Form 10-Q and those made by the management of Applied, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Applied’s future financial or operating results, fiscal 2010 expectations, cash flows and cash deployment strategies, declaration of dividends, share repurchases, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, research and development, acquisitions and joint ventures, growth opportunities, customers, working capital, liquidity, investment portfolio and policies, and legal proceedings, as well as industry trends and outlooks. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part II, Item 1A, “Risk Factors,” below and elsewhere in this report. Other risks and uncertainties may be disclosed in Applied’s prior Securities and Exchange Commission (SEC) filings. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Applied undertakes no obligation to revise or update any forward-looking statements.

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

Applied’s results historically have been driven primarily by worldwide demand for semiconductors, which in turn depends on end-user demand for electronic products. Each of Applied’s businesses is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for chips, LCDs, solar PVs and other electronic devices, as well as other factors, such as global economic and market conditions, and technological advances in fabrication processes. After a challenging year in fiscal 2009 that was characterized by credit constraints in the financial markets and a weak global economy, industry conditions generally improved in the first quarter of fiscal 2010.

The following table presents certain significant measurements for the three months ended January 31, 2010 and January 25, 2009:

	Three Months Ended
	January 31,	January 25,
	2010	2009	Change
	(In millions, except per share amounts and percentages)

New orders	$1,965	$903	117%
Net sales	$1,849	$1,333	39%
Gross margin	$711	$392	82%
Gross margin percent	38.5%	29.4%	9 points
Operating income (loss)	$116	$(196)	159%
Net income (loss)	$83	$(133)	162%
Earnings (loss) per share	$0.06	$(0.10)	160%

Fiscal year 2010 is a 53-week year with 14 weeks in the first quarter, while fiscal 2009 was a 52-week year with 13 weeks in the first quarter.

Financial results for the first quarter of fiscal 2010 reflected increased demand for manufacturing equipment and services due to more favorable global economic and industry conditions compared to the first quarter of fiscal 2009. Total orders in the quarter increased year-over-year, primarily due to greater demand for semiconductor and display equipment and services, partially offset by decreased demand for SunFab thin film manufacturing lines. Net sales and net income increased during the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, led primarily by stronger sales of semiconductor equipment. Net income in both periods included restructuring charges. Applied currently expects net sales in fiscal 2010 to be greater than net sales in fiscal 2009.

Results of Operations

New orders of $2.0 billion for the first quarter of fiscal 2010 were up 117 percent from the first quarter of fiscal 2009. The increase was primarily attributable to an increase in demand for semiconductor products and services from memory and foundry customers, as well as increased demand for display equipment.

New orders by geographic region (determined by the location of customers’ facilities) for the three months ended January 31, 2010 and January 25, 2009 were as follows:

	Three Months Ended
	January 31,		January 25,
	2010		2009
	($)	(%)	($)	(%)
	(In millions, except percentages)

Taiwan	658	34	19	2
Korea	387	20	66	7
North America*	256	13	237	26
China	215	11	69	8
Japan	178	9	154	17
Europe	146	7	346	39
Southeast Asia	125	6	12	1

Total	1,965	100	903	100

*	Primarily the United States.

Applied’s backlog for the most recent three fiscal quarters was as follows: $2.9 billion at January 31, 2010, $2.7 billion at October 25, 2009, and $3.0 billion at July 26, 2009. Backlog increased 7 percent for the first quarter of 2010 compared to the fourth quarter of fiscal 2009. Backlog increased in the first quarter of 2010 primarily due to the inclusion of orders for products obtained through the acquisition of Semitool. Backlog consists of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; (2) contractual service revenue and maintenance fees to be earned within the next 12 months; and (3) orders for SunFab lines that are anticipated to be recognized as revenue within the next 12 months. Due to the potential for customer changes in delivery schedules or cancellation of orders, Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods.

Net sales of $1.8 billion for the first quarter of fiscal 2010 increased 39 percent from the first quarter of fiscal 2009. Net sales for the first quarter of fiscal 2010 reflected higher sales primarily to semiconductor equipment customers.

Net sales by geographic region (determined by the location of customers’ facilities) for the three months ended January 31, 2010 and January 25, 2009 were as follows:

	Three Months Ended
	January 31,		January 25,
	2010		2009
	($)	(%)	($)	(%)
	(In millions, except percentages)

Taiwan	514	28	144	11
Korea	331	18	187	14
Europe	310	17	197	15
North America*	241	13	383	29
Japan	174	9	216	16
China	143	8	118	8
Southeast Asia	136	7	88	7

Total	1,849	100	1,333	100

*	Primarily the United States.

Gross margin as a percentage of net sales was 38.5 percent for the first quarter of fiscal 2010, up from 29.4 percent for the first quarter of fiscal 2009. The increase was principally attributable to higher net sales, product mix, improved factory utilization and continued cost control measures. Gross margin during the first quarters of fiscal 2010 and 2009 included $5 million and $7 million of equity-based compensation expense, respectively.

Operating expenses included expenses related to research, development and engineering (RD&E), marketing and selling (M&S), and general and administrative (G&A). Expenses related to RD&E, M&S and G&A totaled $491 million for the first quarter of fiscal 2010 compared to $455 million for the first quarter of fiscal 2009. The first quarter of fiscal 2010 included fewer shutdown days than the first quarter of fiscal 2009, an extra week, elimination of temporary salary reductions, and the resumption of variable compensation programs. Operating expenses for the first quarter of fiscal 2010 also included transaction and legal costs related to the Semitool, Inc. (Semitool) acquisition and the Advent Solar, Inc. (Advent Solar) asset purchase.

Operating expenses for the first quarter of fiscal 2010 included restructuring charges of $104 million associated with a program that was announced in November 2009. Operating expenses for the first quarter of fiscal 2009 included restructuring charges of $133 million associated with a program that was announced in November 2008. (See Note 13 of Notes to Consolidated Condensed Financial Statements.)

Net interest income was $4 million for the first quarter of fiscal 2010, down from $9 million for the first quarter of fiscal 2009. The decline was primarily due to a decrease in interest rates.

Applied’s effective income tax rate for the first quarter of fiscal 2010 was a provision of 30.3 percent as compared to a benefit of 34.4 percent in the first quarter of fiscal 2009. The income tax rate for both the first quarter of fiscal 2010 and 2009 included the effect of restructuring charges as discrete items. Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, and the tax rate on equity compensation. Management carefully monitors these factors and timely adjusts the interim income tax rate accordingly.

Segment Information

Applied reports financial results in four segments: Silicon, Applied Global Services, Display, and Energy and Environmental Solutions. A description of the products and services, as well as financial data, for each reportable segment can be found in Note 18 of Notes to Consolidated Condensed Financial Statements. Applied does not allocate to its reportable segments certain operating expenses that it manages separately at the corporate level. These unallocated costs include those for equity-based compensation and certain corporate functions (certain management, finance, legal, human resources, and RD&E), and unabsorbed information technology and occupancy. In addition, Applied does not allocate to its reportable segments restructuring and asset impairment charges and any associated adjustments related to restructuring actions.

Effective in the first quarter of fiscal 2010, Applied changed its methodology for allocating certain expenses to its reportable segments. Applied has reclassified segment operating results for the three months ended January 25, 2009 to conform to the fiscal 2010 presentation.

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

	Three Months Ended
	January 31,	January 25,
	2010	2009
	(In millions)

New orders	$1,135	$246
Net sales	$970	$546
Operating income	$306	$46

Silicon new orders increased significantly to $1.1 billion for the first quarter of fiscal 2010, compared to $0.2 billion for the first quarter of fiscal 2009. The increase in new orders was primarily from memory and foundry customers and reflected the general recovery in the semiconductor equipment industry.

Net sales increased 78 percent to $970 million for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The increase in net sales was due to increased investment by memory and foundry customers. Three customers accounted for 63 percent of net sales for the Silicon segment in the first quarter of fiscal 2010. Approximately 70 percent of net sales in the first quarter of fiscal 2010 was attributable to orders placed during the quarter.

Operating income increased significantly to $306 million for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The increase in operating income was due to the considerably higher revenue from semiconductor equipment sales.

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

	Three Months Ended
	January 31,	January 25,
	2010	2009
	(In millions)

New orders	$474	$310
Net sales	$426	$345
Operating income	$63	$26

New orders increased 53 percent to $474 million for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, due primarily to higher demand for spare parts, reflecting customers’ higher factory utilization rates.

Net sales increased 23 percent to $426 million for the first quarter of fiscal 2010, primarily due to higher sales of spare parts.

Operating income more than doubled to $63 million for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, reflecting increased sales of spare parts.

Display Segment

The Display segment encompasses products for manufacturing LCDs for TVs, personal computers and other video-enabled devices. The business is focused on expanding market share by differentiation with larger-scale substrates, entry into new markets, and development of products to enable cost reductions through productivity and uniformity.

	Three Months Ended
	January 31,	January 25,
	2010	2009
	(In millions)

New orders	$126	$26
Net sales	$132	$149
Operating income	$25	$21

New orders increased significantly to $126 million for the first quarter of fiscal 2010 compared to $26 million for the first quarter of fiscal 2009. The increase in new orders reflected the general recovery in the LCD market, as customers increased production levels in response to higher end-use demand.

Net sales decreased 11 percent to $132 million for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, reflecting the cyclical nature of the LCD market.

Operating income increased 19 percent to $25 million for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, due to more favorable product mix.

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

	Three Months Ended
	January 31,	January 25,
	2010	2009
	(In millions)

New orders	$230	$321
Net sales	$321	$293
Operating loss	$36	$64

New orders decreased 28 percent to $230 million for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, due to decreased demand for SunFab thin film manufacturing lines, partially offset by increased demand for c-Si products, particularly wafering and metallization products. The continued challenging credit environment and uncertain thin film solar market conditions contributed to the reduction in orders for SunFab lines in the first quarter of fiscal 2010.

Net sales increased 9 percent to $321 million for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, reflecting higher sales to SunFab customers.

Operating loss decreased 44 percent to $36 million for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, attributable to higher net sales and more favorable product mix, offset in part by higher RD&E expenses and costs associated with the asset purchase from Advent Solar.

Financial Condition, Liquidity and Capital Resources

During the three months ended January 31, 2010, cash, cash equivalents and investments decreased by $67 million from $3.3 billion as of October 25, 2009.

Cash, cash equivalents and investments consisted of the following:

	January 31,	October 25,
	2010	2009
	(In millions)

Cash and cash equivalents	$1,399	$1,577
Short-term investments	755	638
Long-term investments	1,046	1,052

Total cash, cash equivalents and investments	$3,200	$3,267

Applied generated $372 million of cash in operating activities for the three months ended January 31, 2010. The primary sources of cash from operating activities for the three months ended January 31, 2010 were net income, as adjusted to exclude the effect of non-cash charges including restructuring and asset impairments, depreciation, amortization, and equity based compensation, and changes in components of working capital. Applied utilized programs to discount letters of credit issued by customers of $27 million and $13 million for the three months ended January 31, 2010 and January 25, 2009, respectively. Discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. For the three months ended January 31, 2010 and January 25, 2009, Applied factored accounts receivable and discounted promissory notes totaling $26 million and $4 million, respectively. Days sales outstanding for the first quarter of fiscal 2010 increased to 67 days, compared to 62 days in the fourth quarter of fiscal 2009, primarily due to increased revenue and an additional week in the first quarter of fiscal 2010.

Applied used $490 million of cash from investing activities during the three months ended January 31, 2010, primarily due to the acquisition of Semitool, a public company based in the state of Montana, for $323 million, net of cash acquired. Purchases of investments, net of proceeds from sales and maturities of investments, totaled $114 million. Capital expenditures were $53 million for the first quarter of fiscal 2010 and included investment in the construction of a solar R&D/demonstration center in Xi’an, China and also included investment in the construction of a facility in Singapore.

Applied used $60 million of cash for financing activities during the three months ended January 31, 2010, consisting primarily of $80 million in cash dividends paid to stockholders, offset by proceeds from common stock issuances. Since November 2008, Applied has temporarily suspended stock repurchases in order to maintain financial flexibility in light of uncertain global economic and market conditions.

In December 2009, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.06 per share that will be paid on March 17, 2010 to stockholders of record as of February 24, 2010. In March 2010, Applied’s Board of Directors approved an increase in the quarterly cash dividend to $0.07 per share, payable on June 16, 2010 to stockholders of record as of May 26, 2010. Applied’s Board of Directors also approved a new stock repurchase program authorizing up to $2 billion in repurchases over the next three years ending in March 2013. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.

Applied has credit facilities for unsecured borrowings in various currencies of up to $1.1 billion, of which $1.0 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to expire in January 2012. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at January 31, 2010. Remaining credit facilities in the amount of approximately $90 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of the above credit facilities at January 31, 2010.

In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 31,

2010, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was $54 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

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

During the three months ended January 31, 2010, as part of its regular investment review process, Applied recorded impairment charges of $1 million associated with equity investments in privately-held companies. At January 31, 2010, Applied had a gross unrealized loss in its investment portfolio of $0.8 million due to a decrease in the fair value of certain fixed income securities. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely-than-not that Applied will be required to sell the security prior to any anticipated recovery in fair value. Generally, the contractual terms of the investments do not permit settlement at prices less than the amortized cost of the investments. While Applied cannot predict future market conditions or market liquidity, Applied believes that its investment policies provide an appropriate means to manage the risks in its investment portfolio.

During the three months ended January 31, 2010, Applied recorded a bad debt provision of $6 million as a result of certain customers’ financial condition. During the three months ended January 25, 2009, Applied recorded a bad debt provision of $48 million as a result of certain customers’ deteriorating financial condition. While Applied believes that its allowance for doubtful accounts at January 31, 2010 is adequate, it will continue to closely monitor customer liquidity and economic conditions.

Although cash requirements will fluctuate based on the timing and extent of factors such as those discussed above, Applied’s management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy Applied’s liquidity requirements for the next 12 months. For further details regarding Applied’s operating, investing and financing activities, see the Consolidated Statements of Cash Flows in this report.

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

Management believes that the following are critical accounting policies:

Revenue Recognition

Applied recognizes revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; seller’s price to buyer is fixed or determinable; and collectability is probable. Each sale arrangement may contain commercial terms that differ from other arrangements. In addition, Applied frequently enters into contracts that contain multiple deliverables. Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria of revenue recognition have been met in order for revenue recognition to occur in the appropriate accounting period. While changes in the allocation of the estimated sales price between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could have a material effect on Applied’s financial results of operations.

In 2009, the Financial Accounting Standards Board issued amended revenue recognition guidance for arrangements with multiple deliverables and certain software sold with tangible products. This new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific evidence or third party evidence is unavailable. Applied implemented this guidance prospectively beginning in the first quarter of fiscal 2010 for transactions that were initiated or materially modified during fiscal 2010. The implementation of the new guidance had an insignificant impact on reported net sales as compared to net sales under previous guidance, as the new guidance did not change the units of accounting within sales arrangements and the elimination of the residual method for the allocation of arrangement consideration had an inconsequential impact on the amount and timing of reported net sales.

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

Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $1.7 billion at January 31, 2010. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at January 31, 2010, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $20 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated condensed statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

Certain operations of Applied are conducted in foreign currencies. Applied enters into currency forward exchange and option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 24 months. Gains and losses on these contracts are generally recognized in income at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on currency forward exchange and option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses were not material for the three months ended January 31, 2010 and January 25, 2009.

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

The information set forth above under the caption “Legal Matters” in Note 12 contained in Notes to Consolidated Condensed Financial Statements is incorporated herein by reference.

Item 1A.	Risk Factors

The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Item 1A of Applied’s 2009 Form 10-K.

The industries that Applied serves are volatile and difficult to predict.

As a supplier to the global semiconductor, flat panel display, solar and related industries, Applied is subject to business cycles, the timing, length and volatility of which can be difficult to predict and which vary by reportable segment. These industries historically have been cyclical due to sudden changes in customers’ manufacturing capacity and advanced technology requirements and spending, which depend in part on customers’ capacity utilization, production volumes, end-use demand, and inventory levels relative to demand, as well as the rate of technology transitions and customers’ access to affordable capital. These changes have affected the timing and amounts of customers’ purchases and investments in technology, and continue to affect Applied’s orders, net sales, operating expenses and net income.

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

The tightening of the credit markets, disruption in the financial markets, and global economic downturn that began in 2008 contributed to significant slowdowns in the industries in which Applied operates. Although economic and market conditions have improved, continuing difficulties in the credit markets and uncertainty regarding the global economic recovery are posing challenges. The markets for semiconductors and flat panel displays in particular depend largely on consumer spending. Economic uncertainty exacerbates negative trends in consumer spending and may cause certain Applied customers to push out, cancel, or refrain from placing orders for equipment or services, which may reduce net sales, reduce backlog, and affect Applied’s ability to convert backlog to sales. Difficulties in obtaining capital and uncertain market conditions may also lead some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, resulting in lower sales and/or additional inventory or bad debt expense for Applied. These conditions may also similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for Applied’s products or added costs. In addition, these conditions may lead to strategic alliances by, or consolidation of, other equipment manufacturers, which could adversely affect Applied’s ability to compete effectively.

Uncertainty about future economic and industry conditions also makes it more challenging for Applied to forecast its operating results, make business decisions, and identify the risks that may affect its business, sources and uses of cash, financial condition and results of operations. Applied may be required to implement additional cost reduction efforts, including restructuring activities, and/or modify its business model, which may adversely affect Applied’s ability to capitalize on opportunities in a market recovery. In addition, Applied maintains an investment portfolio that is subject to general credit, liquidity, foreign exchange, market and interest rate risks. The risks to Applied’s investment portfolio may be exacerbated if financial market conditions deteriorate and, as a result, the value and liquidity of the investment portfolio could be negatively impacted and lead to impairment charges. If Applied is not able to timely and appropriately adapt to changes resulting from the uncertain macroeconomic environment and industry conditions, Applied’s business, financial condition or results of operations may be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes in the various industries in which it operates.

The global semiconductor, flat panel display, solar and related industries in which Applied operates are characterized by ongoing changes affecting some or all of these industries, including:

•	increasing capital requirements for building and operating new fabrication plants and customers’ ability to raise the necessary capital, particularly in a difficult financial market;

•	differences in growth rates among the semiconductor, display and solar industries;

•	abrupt and unforeseen shifts in the nature and amount of customer and end-user demand;

•	the increasing cost and complexity for customers to move from product design to volume manufacturing, which may slow the adoption rate for new manufacturing technology;

•	the need to reduce the total cost of manufacturing system ownership, due in part to greater demand for lower-cost consumer electronics as compared to business information technology spending;

•	the heightened importance to customers of system reliability and productivity and the effect on demand for fabrication systems as a result of their increasing productivity, device yield and reliability;

•	the increasing importance of, and difficulties in, developing products with sufficient differentiation to influence customers’ purchasing decisions;

•	requirements for shorter cycle times for the development, manufacture and installation of manufacturing equipment;

•	price and performance trends for semiconductor devices, LCDs and solar PVs, and the corresponding effect on demand for such products;

•	the increasing importance of the availability of spare parts to maximize the time that customers’ systems are available for production;

•	the increasing role for and complexity of software in Applied products; and

•	the increasing focus on reducing energy usage and improving the environmental impact and sustainability associated with manufacturing operations.

If Applied does not successfully manage the risks resulting from the ongoing changes in the semiconductor, flat panel display, solar and related industries, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes specific to the semiconductor industry.

The greatest portion of Applied’s revenues and profitability historically has been derived from sales of manufacturing equipment to the global semiconductor industry. In addition, a majority of the revenues of Applied Global Services is from sales of service products to semiconductor manufacturers. The semiconductor industry is characterized by ongoing changes particular to that industry in addition to the general industry changes described in the preceding risk factor, including:

•	the increasing cost of research and development due to many factors, including: decreasing linewidths on a chip; the use of new materials such as cobalt and yttrium; more complex device structures; more applications and process steps; increasing chip design costs; and the increasing cost and complexity of an integrated manufacturing process;

•	the growing number of types and varieties of semiconductors and number of applications across multiple substrate sizes;

•	differing market growth rates and capital requirements for different applications, such as memory (including NAND flash and DRAM), logic and foundry, and Applied’s ability to compete in these market segments;

•	the increasing cost and complexity for semiconductor manufacturers to move more technically advanced capability and smaller linewidths to volume manufacturing, and the resulting impact on the rates of technology transition and investment in capital equipment;

•	semiconductor manufacturers’ increasing adoption of more productive 300mm systems and reductions in 200mm system capacity, and the resulting effect on demand for manufacturing equipment and services;

•	the decreasing rate of capital expenditures as a percentage of semiconductor manufacturers’ revenue;

•	the decreasing profitability of many semiconductor manufacturers, causing them to enter into collaboration or cost-sharing arrangements with other manufacturers, outsource manufacturing activities, focus only on specific markets or applications, and/or purchase less manufacturing equipment, which may reduce the rate of investment in capital equipment and/or reduce Applied’s margins on these products;

•	customers’ increasing need for shorter cycle times between order placement and product shipment;

•	technology developments in related markets, such as lithography, to which Applied may need to adapt;

•	competitive factors that make it difficult to enhance market position, especially in larger market segments such as etch;

•	the increasing fragmentation of semiconductor markets, leading certain markets to become too small to support the cost of a new fabrication plant, while others require less technologically advanced products; and

•	the cost, technical complexity and timing of a proposed transition from 300mm to 450mm wafers.

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

Applied anticipates that an increasing portion of its business will be in the emerging solar market, which, in addition to the general industry changes described above in the third risk factor, is characterized by ongoing changes specific to the solar industry, including:

•	the impact on demand for solar PV products arising from the cost of electricity generated by solar PV technology compared to the cost of electricity from the existing grid or other energy sources;

•	the critical role played by energy policies of governments around the world in influencing the rate of growth of the solar market, including the availability and amount of government incentives for solar power such as tax credits, incentives, rebates, renewable portfolio standards that require electricity providers to sell a targeted amount of energy from renewable sources, and goals for solar installations on government facilities;

•	changes in the nature and amount of end demand for solar PVs that adversely impact the sales growth rates and profitability of Applied’s products;

•	the uncertain rate of growth for the thin film solar market, which depends in part on the relative cost and performance of competing solar products, as well as the extent of investment or participation in the solar market by utilities and other power providers that generate, transmit or distribute power to end-users;

•	evolving industry standards, such as a standard form factor for thin film solar modules;

•	varying levels of infrastructure investment for “smart grid” technologies to modernize and enhance the transmission, distribution and use of electricity, which link distributed solar PV sources to population centers, increase transmission capability, and optimize power usage;

•	regulatory and third party certification requirements, and customers’ ability to timely satisfy such requirements;

•	the increasing rate of production of solar PVs in China;

•	access to affordable financing and capital by customers and end-users; and

•	increasingly greater factory output and scalability of solar PVs.

If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the solar industry, its business, financial condition and results of operations could be materially and adversely affected.

Applied must adapt its business and product offerings to respond to competition and rapid technological changes.

As Applied operates in a highly competitive environment, its future success depends on many factors, including the effective commercialization and customer acceptance of its nanomanufacturing technology equipment, service and related products. In addition, Applied must successfully execute its growth strategy, including enhancing market share in existing markets, expanding into related markets, cultivating new markets and exceeding industry growth rates, while constantly improving its operational performance. The development, introduction and support of a broadening set of products in more varied competitive environments have grown increasingly complex and expensive over time. Furthermore, new or improved products may entail higher costs and reduced profits. Applied’s success is subject to many risks, including its ability to timely, cost-effectively and successfully:

•	develop new products, improve and/or develop new applications for existing products, and adapt similar products for use by customers in different applications and/or markets with varying technical requirements;

•	appropriately price and achieve market acceptance of products;

•	differentiate its products from those of competitors and any disruptive technologies, meet performance specifications, and drive efficiencies and cost reductions;

•	maintain operating flexibility to enable different responses to different markets, customers and applications;

•	grow the market acceptance and profitability of its thin film solar products;

•	allocate resources, including people and R&D funding, among Applied’s products and between the development of new products and the enhancement of existing products, as most appropriate and effective for future growth;

•	accurately forecast demand, work with suppliers and meet production schedules for its products;

•	improve its manufacturing processes and achieve cost efficiencies across product offerings;

•	adapt to changes in value offered by companies in different parts of the supply chain;

•	qualify products for volume manufacturing with its customers;

•	implement changes in its design engineering methodology, including those that enable reduction of material costs and cycle time, greater commonality of platforms and types of parts used in different systems, greater effectiveness of product life cycle management, and reduced energy usage and environmental impact; and

•	accomplish the simultaneous start-up of multiple integrated thin film solar production lines.

If Applied does not successfully manage these challenges, its business, financial condition and results of operations could be materially and adversely affected.

Operating in multiple industries, and the entry into new markets and industries, entail additional challenges.

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

In the first quarter of fiscal 2010, approximately 87 percent of Applied’s net sales were to customers in regions outside the United States. Certain of Applied’s R&D and/or manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in China. Applied is also expanding its business and operations in new countries. The global nature of Applied’s business and operations presents challenges, including but not limited to those arising from:

•	varying regional and geopolitical business conditions and demands;

•	political and social attitudes, laws, rules, regulations and policies within countries that favor domestic companies over non-domestic companies, including customer- or government-supported efforts to promote the development and growth of local competitors;

•	variations among, and changes in, local, regional, national or international laws and regulations (including protection of intellectual property and other legal rights, and tax and import /export restrictions), as well as the interpretation and application of such laws and regulations;

•	global trade issues, including those related to the interpretation and application of import and export licenses;

•	positions taken by U.S. governmental agencies regarding possible national commercial and/or security issues posed by international business operations;

•	fluctuating raw material and energy costs;

•	challenges associated with managing more geographically and culturally diverse operations, projects and people;

•	variations in the ability to develop relationships with suppliers and other local businesses;

•	fluctuations in interest rates and currency exchange rates, including the relative strength or weakness of the U.S. dollar;

•	the need to provide sufficient levels of technical support in different locations;

•	political instability, natural disasters (such as earthquakes, floods or storms), pandemics, terrorism or acts of war in locations where Applied has operations, suppliers or sales;

•	cultural and language differences;

•	shipping costs and/or delays;

•	the need to continually improve the Company’s operating cost structure;

•	difficulties and uncertainties associated with the entry into new countries;

•	uncertainties with respect to economic growth rates in various countries; and

•	uncertainties with respect to growth rates for the manufacture and sales of semiconductors, LCDs and solar PVs in the developing economies of certain countries.

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

Applied’s semiconductor and flat panel display customer bases historically have been, and are becoming even more, highly concentrated as a result of industry conditions. These conditions are also adversely affecting customers’ profitability and access to capital, which leads to lower R&D funding and capital expenditures. In addition, certain customers have entered into strategic alliances or industry consortia that have increased the influence of key industry participants in technology decisions made by their partners. In the solar area, while the number of solar PV manufacturing customers increases as the number of market entrants grows, the size of contracts with particular customers is expected to rise substantially as the industry moves to greater solar module factory output capacity. The adverse conditions in the credit and financial markets and industry slowdowns in recent periods have caused, and may continue to cause, some customers to postpone delivery, reduce or cancel orders, scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations. In this environment, contracts or orders from a relatively limited number of semiconductor, display and solar manufacturers have accounted for, and are expected to continue to account for, a substantial portion of Applied’s business. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they substantially reduce, delay or cancel orders, Applied may not be able to replace the business. As Applied’s products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant, non-recoverable costs. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to Applied. In addition, certain customers have undergone significant ownership and/or management changes, outsourced manufacturing activities, engaged in collaboration or cooperation arrangements with other customers, or consolidated with other customers, each of which may result in additional complexities in managing customer relationships and transactions, as well as cancelled or decreased orders and lower net sales. These factors could have a material adverse effect on Applied’s business, financial condition and results of operations.

Manufacturing interruptions or delays could affect Applied’s ability to meet customer demand, while the failure to estimate customer demand accurately could result in excess or obsolete inventory.

Applied’s business depends on its ability to timely supply equipment, services and related products that meet the rapidly changing technical and volume requirements of its customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers. Some key parts may be subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers located in countries other than the United States, including China. Further, the adverse conditions in the credit and financial markets and industry slowdowns in recent periods have caused, and may continue to cause, some suppliers to scale back operations, exit businesses, merge with other companies, or file for bankruptcy protection and possibly cease operations, potentially affecting Applied’s ability to obtain quality parts on a timely basis. Applied may experience significant interruptions of its manufacturing operations, delays in its ability to deliver products or services, increased costs or customer order cancellations as a result of:

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

Applied has made, and in the future intends to make, acquisitions of, and investments in, companies, technologies or products in existing, related or new markets for Applied. Acquisitions involve numerous risks, including but not limited to:

•	diversion of management’s attention from other operational matters;

•	inability to complete acquisitions as anticipated or at all;

•	inability to realize anticipated benefits;

•	failure to commercialize purchased technologies;

•	inability to capitalize on characteristics of new markets that may be significantly different from Applied’s existing markets and where competitors may have stronger market positions;

•	failure to attract, retain and motivate key employees from the acquired business;

•	exposure to new operational risks, rules, regulations, customs and practices to the extent acquired businesses are located in countries where Applied has not historically conducted business;

•	challenges associated with managing new, more diverse and more widespread operations, projects and people;

•	inability to obtain and protect intellectual property rights in key technologies;

•	inadequacy or ineffectiveness of an acquired company’s internal financial controls, disclosure controls and procedures, and/or environmental, health & safety, human resource, or other policies;

•	impairment of acquired intangible assets as a result of technological advancements or worse-than-expected performance of the acquired company or its product offerings;

•	the risk of litigation or disputes with customers, suppliers, partners or stockholders of an acquisition target arising from a proposed or completed transaction;

•	unknown, underestimated and/or undisclosed commitments or liabilities;

•	inappropriate scale of acquired entities’ critical resources or facilities for business needs; and

•	ineffective integration of operations, systems, technologies, products or employees of an acquired business.

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

In addition, Applied is implementing a comprehensive program to better align its global organizations and processes, including initiatives to enhance the Asia supply chain, integrate its sales teams into the business units, and improve back office and information technology infrastructure for more efficient transaction processing. Applied also is implementing a multi-year, company-wide program to transform certain business processes, including the transition to a single enterprise resource planning (ERP) software system to perform various functions. The implementation of additional functionality to the ERP system entails certain risks, including difficulties with changes in business processes that could disrupt Applied’s operations, such as its ability to track orders and timely ship products, project inventory requirements, manage its supply chain and aggregate financial and operational data. The implementation of new initiatives may not achieve the anticipated benefits and may divert management’s attention from other operational activities, negatively affect employee morale, or have other unintended consequences.

If Applied does not effectively develop and implement its off-shoring and outsourcing strategies, if required export and other governmental approvals are not timely obtained, if Applied’s third party providers do not perform as anticipated, or if there are delays or difficulties in enhancing business processes, Applied may not realize anticipated productivity improvements or cost efficiencies, and may experience operational difficulties, increased costs (including energy and transportation), manufacturing interruptions or delays, inefficiencies in the structure and/or operation of its supply chain, loss of its intellectual property rights, quality issues, increased product time-to-market, and/or inefficient allocation of human resources, any or all of which could materially and adversely affect Applied’s business, financial condition and results of operations.

The ability to attract, retain and motivate key employees is vital to Applied’s success.

Applied’s success and competitiveness depend in large part on its ability to attract, retain and motivate key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, changes in Applied’s management or leadership, competitors’ hiring practices, cost reduction activities (including workforce reductions), and the effectiveness of Applied’s compensation and benefit programs, including its equity-based programs. Applied periodically evaluates its overall compensation program and makes adjustments, as appropriate, to enhance its competitiveness. If Applied does not successfully attract, retain and motivate key employees, Applied may be unable to capitalize on its opportunities and its operating results may be materially and adversely affected.

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

Applied from time to time is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, product performance, product liability, unfair competition, employment and other matters. In addition, Applied on occasion receives notification from customers who believe that Applied owes them indemnification or other obligations related to claims made against such customers by third parties. Recently, the Seoul Prosecutor’s Office for the Eastern District in Korea indicted and/or arrested several employees of Applied Materials Korea (AMK), including the former head of AMK who is currently a vice president of Applied Materials, Inc., in connection with a criminal investigation into the alleged improper receipt and use of a customer’s confidential information.

These legal proceedings and claims, whether with or without merit, may be time-consuming and expensive to prosecute or defend, divert management’s attention and resources, inhibit Applied’s ability to sell its products, and/or negatively affect its business relationships. There can be no assurance regarding the outcome of current or future legal proceedings or claims. Applied previously entered into a mutual covenant-not-to-sue arrangement with one of its competitors to decrease the risk of patent infringement lawsuits in the future. There can be no assurance that the intended results of this arrangement will be achieved or that Applied will be able to adequately protect its intellectual property rights with the restrictions associated with such a covenant. In addition, Applied’s success depends in significant part on the protection of its intellectual property and other rights. Infringement of Applied’s rights by a third party, such as the unauthorized manufacture or sale of equipment or spare parts, could result in uncompensated lost market and revenue opportunities for Applied. Applied’s intellectual property rights may not provide significant competitive advantages if they are circumvented, invalidated, rendered obsolete by the rapid pace of technological change, or if Applied does not adequately protect or assert these rights. Furthermore, the laws and practices of other countries, including China, India, Taiwan and Korea, permit the protection and enforcement of Applied’s rights to varying extents, which may not be sufficient to protect Applied’s rights. If Applied is not able to resolve or settle claims, obtain or enforce intellectual property rights, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend its intellectual property position, Applied’s business, financial condition and results of operations could be materially and adversely affected and Applied may suffer harm to its reputation.

Applied is subject to risks of non-compliance with environmental and safety regulations.

Applied is subject to environmental and safety regulations in connection with its global business operations, including but not limited to: regulations related to the development, manufacture and use of its products; recycling and disposal of materials used in its products or in producing its products; the operation of its facilities; and the use of its real property. The failure or inability to comply with existing or future environmental and safety regulations, such as those related to climate change, could result in: (1) significant remediation liabilities; (2) the imposition of fines; (3) the suspension or termination of the development, manufacture, sale or use of certain of its products; (4) limitations on the operation of its facilities or ability to use its real property; and/or (5) a decrease in the value of its real property, each of which could have a material adverse effect on Applied’s business, financial condition and results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit
No		Description

2.2		Agreement and Plan of Merger, dated November 16, 2009, among Applied Materials, Inc., Semitool, Inc. and Jupiter Acquisition Sub, Inc.
10.65		Applied Materials, Inc. Stock Purchase Plan for Offshore Employees, amended and restated effective December 7, 2009, incorporated by reference to Applied’s Form S-8 (file no. 333-165035) filed February 23, 2010.
10.66		Applied Materials, Inc. Employees’ Stock Purchase Plan, amended and restated effective February 23, 2010, incorporated by reference to Applied’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8 (file no. 333-143377) filed February 23, 2010.
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB	XBRL Taxonomy Extension Definition Linkbase Document
101	.PRE	XBRL Taxonomy Extension Label Linkbase Document
101	.DEF	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ GEORGE S. DAVIS
George S. Davis
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

March 9, 2010

By:	/s/ YVONNE WEATHERFORD
Yvonne Weatherford
Corporate Vice President,
Corporate Controller
(Principal Accounting Officer)

March 9, 2010