Form 10-Q
period 2010-05-02
APPLIED MATERIALS INC /DE
filed 2010-06-09
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2010
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

Number of shares outstanding of the issuer’s common stock as of May 2, 2010: 1,342,979,263

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED CONDENSED BALANCE SHEETS*
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
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
Item 4. [Reserved]
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EX-10.67
EX-10.68
EX-10.69
EX-10.70
EX-10.71
EX-10.72
EX-31.1
EX-31.2
EX-31.2
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	May 2,	April 26,	May 2,	April 26,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$2,295,540	$1,020,077	$4,144,442	$2,353,473
Cost of products sold	1,368,648	864,558	2,506,366	1,806,378

Gross margin	926,892	155,519	1,638,076	547,095
Operating expenses:
Research, development and engineering	305,928	236,335	574,931	465,875
General and administrative	125,779	101,080	250,578	242,321
Marketing and selling	100,420	84,678	197,615	168,793
Restructuring and asset impairments	8,968	26,709	112,812	159,481

Total operating expenses	541,095	448,802	1,135,936	1,036,470
Income (loss) from operations	385,797	(293,283)	502,140	(489,375)
Pre-tax loss of equity method investment	—	19,175	—	34,983
Impairment of equity method investment and strategic investments	3,671	77,081	4,861	77,081
Interest expense	5,206	5,058	10,266	11,052
Interest income	10,132	11,789	18,773	27,024

Income (loss) before income taxes	387,052	(382,808)	505,786	(585,467)
Provision (benefit) for income taxes	123,048	(127,418)	159,031	(197,143)

Net income (loss)	$264,004	$(255,390)	$346,755	$(388,324)

Earnings (loss) per share:
Basic	$0.20	$(0.19)	$0.26	$(0.29)
Diluted	$0.20	$(0.19)	$0.26	$(0.29)
Weighted average number of shares:
Basic	1,344,617	1,331,729	1,343,229	1,330,476
Diluted	1,352,436	1,331,729	1,350,802	1,330,476

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS*

	May 2,	October 25,
	2010	2009
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1,596,429	$1,576,381
Short-term investments	738,433	638,349
Accounts receivable, net	1,437,746	1,041,495
Inventories	1,690,445	1,627,457
Deferred income taxes, net	432,735	356,336
Income taxes receivable	—	184,760
Other current assets	277,506	264,169

Total current assets	6,173,294	5,688,947
Long-term investments	1,230,214	1,052,165
Property, plant and equipment, net	1,083,525	1,090,433
Goodwill	1,336,426	1,170,932
Purchased technology and other intangible assets, net	346,228	306,416
Deferred income taxes and other assets	280,062	265,350

Total assets	$10,449,749	$9,574,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,803	$1,240
Accounts payable and accrued expenses	1,440,225	1,061,502
Customer deposits and deferred revenue	980,658	864,280
Income taxes payable	153,134	12,435

Total current liabilities	2,575,820	1,939,457
Long-term debt	204,847	200,654
Employee benefits and other liabilities	348,001	339,524

Total liabilities	3,128,668	2,479,635

Stockholders’ equity:
Common stock: $.01 par value per share; 2,500,000 shares authorized; 1,342,979 and 1,340,917 shares outstanding at May 2, 2010 and October 25, 2009, respectively	13,430	13,409
Additional paid-in capital	5,348,780	5,195,437
Retained earnings	11,106,136	10,934,004
Treasury stock: 515,885 and 508,254 shares at May 2, 2010 and October 25, 2009, respectively, net	(9,146,562)	(9,046,562)
Accumulated other comprehensive loss	(703)	(1,680)

Total stockholders’ equity	7,321,081	7,094,608

Total liabilities and stockholders’ equity	$10,449,749	$9,574,243

*	Amounts as of May 2, 2010 are unaudited. Amounts as of October 25, 2009 are derived from the October 25, 2009 audited consolidated financial statements.

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Loss	Total
	(Unaudited)
	(In thousands)

Six Months Ended May 2, 2010
Balance at October 25, 2009	1,340,917	$13,409	$5,195,437	$10,934,004	$(9,046,562)	$(1,680)	$7,094,608
Components of comprehensive income, net of tax:
Net income	—	—	—	346,755	—	—	346,755
Change in unrealized net gain on investments	—	—	—	—	—	2,013	2,013
Change in unrealized net gain on derivative instruments	—	—	—	—	—	515	515
Change in defined and postretirement benefit plans liability	—	—	—	—	—	74	74
Translation adjustments	—	—	—	—	—	(1,625)	(1,625)

Comprehensive income							347,732
Dividends	—	—	—	(174,623)	—	—	(174,623)
Equity-based compensation	—	—	62,330	—	—	—	62,330
Issuance under stock plans, net of a tax detriment of $1,897 and other	9,693	97	91,013	—	—	—	91,110
Treasury stock repurchases	(7,631)	(76)	—	—	(100,000)	—	(100,076)

Balance at May 2, 2010	1,342,979	$13,430	$5,348,780	$11,106,136	$(9,146,562)	$(703)	$7,321,081

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	May 2,	April 26,
	2010	2009
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$346,755	$(388,324)
Adjustments required to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	163,178	146,108
Loss on fixed asset retirements	11,658	7,002
Provision for bad debts	6,000	62,539
Restructuring and asset impairments	112,812	159,481
Deferred income taxes	(74,546)	35,927
Net recognized loss on investments	9,247	10,915
Pretax loss of equity method investment	—	34,983
Impairment of investments	4,861	77,081
Equity-based compensation	62,330	72,780
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(364,631)	714,096
Inventories	(909)	85,993
Income taxes receivable	184,760	(174,796)
Other current assets	(673)	13,411
Other assets	(9,521)	(1,144)
Accounts payable and accrued expenses	211,009	(649,976)
Customer deposits and deferred revenue	110,519	(262,760)
Income taxes payable	138,109	(71,943)
Employee benefits and other liabilities	(12,125)	27,710

Cash provided by (used in) operating activities	898,833	(100,917)

Cash flows from investing activities:
Capital expenditures	(97,874)	(128,099)
Cash paid for acquisition, net of cash acquired	(322,599)	—
Proceeds from sales and maturities of investments	539,515	925,485
Purchases of investments	(828,582)	(486,527)

Cash provided by (used in) investing activities	(709,540)	310,859

Cash flows from financing activities:
Debt repayments, net	(5,320)	(323)
Proceeds from common stock issuances	97,217	27,633
Common stock repurchases	(100,076)	(22,906)
Payment of dividends to stockholders	(161,069)	(159,736)

Cash used in financing activities	(169,248)	(155,332)

Effect of exchange rate changes on cash and cash equivalents	3	742

Increase in cash and cash equivalents	20,048	55,352

Cash and cash equivalents — beginning of period	1,576,381	1,411,624

Cash and cash equivalents — end of period	$1,596,429	$1,466,976

Supplemental cash flow information:
Cash payments for income taxes	$98,385	$133,250
Cash refunds for income taxes	$196,149	$50,122
Cash payments for interest	$7,195	$7,211

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1	Basis of Presentation

Basis of Presentation

In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 25, 2009 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 25, 2009 (2009 Form 10-K). Applied’s results of operations for the three and six months ended May 2, 2010 are not necessarily indicative of future operating results.

Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2010 contains 53 weeks, while fiscal 2009 contained 52 weeks, and the first six months of fiscal 2010 contained 27 weeks, while the first six months of fiscal 2009 contained 26 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, Applied evaluates its estimates, including those related to accounts receivable and sales allowances, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, and income taxes, among others. Applied bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

acceptance. Any additional amounts earned under these contracts are recognized upon achievement. Spare parts revenue is generally recognized upon shipment, and services revenue is generally recognized over the period that the services are provided.

In the first quarter of fiscal 2010, Applied elected to early adopt amended accounting standards issued by the Financial Accounting Standards Board (FASB) for multiple deliverable revenue arrangements on a prospective basis for applicable transactions originating or materially modified after October 25, 2009. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The FASB also amended the accounting standards for revenue recognition to exclude software that is contained in a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. Implementation of this new authoritative guidance had an insignificant impact on reported net sales as compared to net sales under previous guidance, as the new guidance did not change the units of accounting within sales arrangements and the elimination of the residual method for the allocation of arrangement consideration had an inconsequential impact on the amount and timing of reported net sales. Accordingly, Applied does not believe that the effect of adopting these standards will have a material impact on future financial periods.

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

Business Combinations

Effective in the first quarter of fiscal 2010, Applied adopted revised authoritative guidance on business combinations that covers the measurement of acquirer shares issued as consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. This authoritative guidance also revised the accounting for both increases and decreases in a parent’s controlling ownership interest.

Note 2	Earnings (Loss) Per Share

Basic earnings (loss) per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, restricted stock units, and employee stock purchase plans shares) outstanding during the period. Applied’s net income (loss) has not been adjusted for any period presented for purposes of computing basic or diluted earnings (loss) per share due to the Company’s non-complex capital structure. For purposes of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair market value of Applied common stock for the period as the effect would be anti-dilutive. Potential common shares have not been included in the calculation of diluted net loss per share for the three and six months ended April 26,

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

2009 as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for the three and six months ended April 26, 2009 are the same.

	Three Months Ended		Six Months Ended
	May 2,	April 26,	May 2,	April 26,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Numerator:
Net income (loss)	$264,004	$(255,390)	$346,755	$(388,324)
Denominator:
Weighted average common shares outstanding	1,344,617	1,331,729	1,343,229	1,330,476
Effect of dilutive stock options, restricted stock units and employee stock purchase plans shares	7,819	—	7,573	—

Denominator for diluted income (loss) per share	1,352,436	1,331,729	1,350,802	1,330,476

Basic net income (loss) per share	$0.20	$(0.19)	$0.26	$(0.29)
Diluted net income (loss) per share	$0.20	$(0.19)	$0.26	$(0.29)
Potentially dilutive securities	39,936,202	92,425,216	42,855,694	92,425,216

Note 3	Cash, Cash Equivalents and Investments

Summary of Cash, Cash Equivalents and Investments

The following tables summarizes Applied’s cash, cash equivalents and investments by security type:

		Gross	Gross
		Unrealized	Unrealized	Estimated
May 2, 2010	Cost	Gains	Losses	Fair Value
	(In thousands)

Cash	$692,580	$—	$—	$692,580

Cash equivalents:
Money market funds	875,234	—	—	875,234
U.S. Treasury and agency securities	24,999	—	1	24,998
Obligations of states and political subdivisions	3,641	—	24	3,617

Total Cash equivalents	903,874	—	25	903,849

Total Cash and Cash equivalents	$1,596,454	$—	$25	$1,596,429

Short-term and Long-term investments:
U.S. Treasury and agency securities	$865,391	$6,993	$253	$872,131
Obligations of states and political subdivisions	457,930	6,120	72	463,978
U.S. commercial paper, corporate bonds and medium-term notes	336,862	5,656	34	342,484
Other debt securities*	195,967	1,612	240	197,339

Total fixed income securities	1,856,150	20,381	599	1,875,932
Publicly traded equity securities	9,572	14,731	—	24,303
Equity investments in privately-held companies	68,412	—	—	68,412

Total Short-term and Long-term investments	$1,934,134	$35,112	$599	$1,968,647

Total Cash, Cash equivalents and Investments	$3,530,588	$35,112	$624	$3,565,076

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
		Unrealized	Unrealized	Estimated
October 25, 2009	Cost	Gains	Losses	Fair Value
	(In thousands)

Cash	$341,127	$—	$—	$341,127

Cash equivalents:
Money market funds	1,235,254	—	—	1,235,254

Total Cash equivalents	1,235,254	—	—	1,235,254

Total Cash and Cash equivalents	$1,576,381	$—	$—	$1,576,381

Short-term and Long-term investments:
U.S. Treasury and agency securities	$653,627	$8,013	$170	$661,470
Obligations of states and political subdivisions	419,640	7,597	—	427,237
U.S. commercial paper, corporate bonds and medium-term notes	382,550	5,676	281	387,945
Other debt securities*	103,193	1,430	391	104,232

Total fixed income securities	1,559,010	22,716	842	1,580,884
Publicly traded equity securities	9,572	9,439	—	19,011
Equity investments in privately-held companies	90,619	—	—	90,619

Total Short-term and Long-term investments	$1,659,201	$32,155	$842	$1,690,514

Total Cash, Cash equivalents and Investments	$3,235,582	$32,155	$842	$3,266,895

*	Other debt securities consist primarily of investment grade asset-backed and mortgage-backed securities.

Maturities of Investments

The following table summarizes the contractual maturities of Applied’s investments at May 2, 2010:

		Estimated
	Cost	Fair Value
	(In thousands)

Due in one year or less	$711,237	$714,130
Due after one through five years	943,093	958,233
Due after five years	5,853	6,315
No single maturity date**	273,951	289,969

	$1,934,134	$1,968,647

**	Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Gains and Losses on Investments

Gross realized gains and losses on sales of investments during the three and six months ended May 2, 2010 and April 26, 2009 were as follows:

	Three Months Ended		Six Months Ended
	May 2,	April 26,	May 2,	April 26,
	2010	2009	2010	2009
		(In thousands)

Gross realized gains	$1,545	$1,551	$1,887	$4,805
Gross realized losses	$116	$3,164	$669	$8,977

At May 2, 2010, Applied had a gross unrealized loss of $0.6 million due to a decrease in the fair value of certain fixed income securities. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss is temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied has determined that the gross unrealized losses on its marketable securities at May 2, 2010, are temporary in nature and therefore it did not recognize any impairment of its marketable securities for the three and six months ended May 2, 2010. At May 2, 2010, Applied determined that certain of its equity investments in privately-held companies were other-than-temporarily impaired and, accordingly, recognized impairment charges in the amounts of $4 million and $5 million for the three and six months ended May 2, 2010, respectively. Impairment charges associated with financial assets for both the three and six months ended April 26, 2009 totaled $77 million, consisting of the following: equity method investment, $45 million; publicly-traded equity securities, $20 million; and equity investments in privately-held companies, $12 million.

The following table provides the fair market value of Applied’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired as of May 2, 2010.

	In Loss Position for		In Loss Position for
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)

U.S. Treasury and agency securities	$371,712	$254	$—	$—	$371,712	$254
Obligations of states and political subdivisions	32,035	96	—	—	32,035	96
U.S. commercial paper, corporate bonds and medium-term notes	32,727	34	—	—	32,727	34
Other debt securities	59,184	165	1,766	75	60,950	240

Total	$495,658	$549	$1,766	$75	$497,424	$624

Unrealized gains and temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive income (loss), net of any related tax effect. Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss) to results of operations.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 4	Fair Value Measurements

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

Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of May 2, 2010, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities (excluding cash balances) measured at fair value on a recurring basis are summarized below as of May 2, 2010 and October 25, 2009:

	May 2, 2010				October 25, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)				(In thousands)

Assets:
Money market funds	$875,234	$—	$—	$875,234	$1,235,254	$—	$—	$1,235,254
U.S. Treasury and agency securities	178,727	718,402	—	897,129	145,166	516,304	—	661,470
Obligations of states and political subdivisions	—	467,595	—	467,595	—	427,237	—	427,237
U.S. commercial paper, corporate bonds and medium-term notes	—	342,484	—	342,484	—	387,945	—	387,945
Other debt securities	—	197,339	—	197,339	—	104,232	—	104,232
Publicly traded equity securities	24,303	—	—	24,303	19,011	—	—	19,011
Foreign exchange derivative assets	—	3,234	—	3,234	—	2,173	—	2,173

Total	$1,078,264	$1,729,054	$—	$2,807,318	$1,399,431	$1,437,891	$—	$2,837,322

Liabilities:
Foreign exchange derivative liabilities	$—	$(1,161)	$—	$(1,161)	$—	$(1,678)	$—	$(1,678)

Total	$—	$(1,161)	$—	$(1,161)	$—	$(1,678)	$—	$(1,678)

There were no significant transfers in and out of Level 1 and Level 2 fair value measurements during the three and six months ended May 2, 2010. During the three and six months ended April 26 2009, Level 3 assets consisted of asset-backed and mortgage-backed securities, the values of which were based on non-binding, broker-provided price quotes and may not have been corroborated by observable market data. The following table presents the activity in Level 3 instruments during the periods indicated below:

	Three Months Ended		Six Months Ended
	May 2, 2010	April 26, 2009	May 2, 2010	April 26, 2009
	Level 3	Level 3	Level 3	Level 3
	(In thousands)	(In thousands)	(In thousands)	(In thousands)

Balance, beginning of period	$—	$3,007	$—	$13,100
Total realized and unrealized losses:
Included in earnings	—	(432)	—	(2,766)
Included in other comprehensive loss	—	390	—	(1,125)
Purchases, sales, and maturities	—	(852)	—	(6,995)
Transfers out of Level 3, net	—	172	—	71

Balance, end of period	$—	$2,285	$—	$2,285

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. Equity investments in privately-held companies totaled $68 million at May 2, 2010, of which $52 million of investments were accounted for under the cost method of accounting and $16 million of investments had been measured at fair value on a non-recurring basis due to an other-than-temporary decline in value. At April 26, 2009, equity investments in privately-held companies totaled $88 million, of which $47 million of investments were accounted for under the cost method of accounting and $41 million of investments had been measured at fair value on a non-recurring basis due to an other-than-temporary decline in value.

The following tables present the balances of equity securities at May 2, 2010 and April 26, 2009 that had been measured at fair value on a non-recurring basis, using the process described above, and the impairment charges recorded during the three and six months then ended:

				Total Impairment	Total Impairment
				For the Three	For the Six
				Months Ended	Months Ended
				May 2,	May 2,
	Level 1	Level 2	Level 3	2010	2010
	(In thousands)

Equity investments in privately-held companies measured at fair value on a non-recurring basis during fiscal 2010	$—	$—	$16,499	$3,671	$4,861

				Total Impairment
				For the Three and
				Six Months Ended
				April 26,
	Level 1	Level 2	Level 3	2009
	(In thousands)

Equity investments in privately-held companies measured at fair value on a non-recurring basis during fiscal 2009	$—	$—	$41,334	$12,060

Other

The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. At May 2, 2010, the carrying amount of long-term debt was $207 million and the estimated fair value was $233 million. At October 25, 2009, the carrying amount of long-term debt was $202 million and the estimated fair value was $216 million. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues.

Note 5	Derivative Instruments and Hedging Activities

Derivative Financial Instruments

Derivative instruments and hedging activities, including foreign currency exchange contracts, are recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment, as

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

well as the ineffective portion of any hedges, are recognized currently in earnings. All of Applied’s derivative financial instruments are recorded at their fair value in other current assets or accounts payable and accrued expenses.

Applied conducts business in a number of foreign countries, with certain transactions denominated in local currencies, such as Japanese yen, euro, Israeli shekel and Swiss franc. The purpose of Applied’s foreign currency management is to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged. Applied does not use derivative financial instruments for trading or speculative purposes.

Applied uses derivative financial instruments, such as forward exchange contracts and currency option contracts, to hedge certain forecasted foreign currency denominated transactions expected to occur typically within the next 24 months. Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income or loss (AOCI) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to derivative instruments included in AOCI at May 2, 2010 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized promptly in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three and six months ended May 2, 2010. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was $26 million and $25 million for the three and six months ended April 26, 2009, respectively.

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

Fair values of derivative instruments were as follows:

	May 2, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(In thousands)

Derivatives Designated as Hedging Instruments

Foreign exchange contracts	Other current assets	$2,457	Accounts payable and accrued expenses	$1,047

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts	Other current assets	$777	Accounts payable and accrued expenses	$114

Total derivatives		$3,234		$1,161

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	October 25, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(In thousands)

Derivatives Designated as Hedging Instruments

Foreign exchange contracts	Other current assets	$1,811	Accounts payable and accrued expenses	$1,225

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts	Other current assets	$362	Accounts payable and accrued expenses	$453

Total derivatives		$2,173		$1,678

The effect of derivative instruments on the Consolidated Condensed Statement of Operations for the three and six months ended May 2, 2010 was as follows:

	Three Months Ended May 2, 2010
				Ineffective Portion and Amount
	Effective Portion			Excluded from
		Location of Gain		Effectiveness Testing
	Gain or (Loss)	or (Loss)	Gain or (Loss)	Location of Gain	Gain or (Loss)
	Recognized in	Reclassified from	Reclassified from	or (Loss)	Recognized in
	AOCI	AOCI into Income	AOCI into Income	Recognized in Income	Income
	(In thousands)

Derivatives in Cash Flow Hedging Relationships

Foreign exchange contracts	$1,228	Cost of products sold	$590	Cost of products sold	$5
Foreign exchange contracts	—	General and administrative	(2,124)	General and administrative	(378)
Foreign exchange contracts	—	Research, development and engineering	(81)	Research, development and engineering	—

Total	$1,228		$(1,615)		$(373)

	Six Months Ended May 2, 2010
	Effective Portion			Ineffective Portion and Amount Excluded from
		Location of Gain		Effectiveness Testing
	Gain or (Loss)	or (Loss)	Gain or (Loss)	Location of Gain	Gain or (Loss)
	Recognized in	Reclassified from	Reclassified from	or (Loss)	Recognized in
	AOCI	AOCI into Income	AOCI into Income	Recognized in Income	Income
	(In thousands)

Derivatives in Cash Flow Hedging Relationships

Foreign exchange contracts	$(1,607)	Cost of products sold	$(1,167)	Cost of products sold	$(299)
Foreign exchange contracts	—	General and administrative	(1,087)	General and administrative	(944)
Foreign exchange contracts	—	Research, development and engineering	(163)	Research, development and engineering	—

Total	$(1,607)		$(2,417)		$(1,243)

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

		Three Months	Six Months
		Ended May 2, 2010	Ended May 2, 2010
	Location of Gain	Amount of Gain	Amount of Gain
	or (Loss)	or (Loss)	or (Loss)
	Recognized	Recognized	Recognized
	in Income	in Income	in Income
(In thousands)

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts	General and administrative	$6,780	$(3,680)

Total		$6,780	$(3,680)

The effect of derivative instruments on the Consolidated Condensed Statement of Operations for the three and six months ended April 26, 2009 was as follows:

	Three Months Ended April 26, 2009
	Effective Portion			Ineffective Portion and Amount Excluded from
		Location of Gain		Effectiveness Testing
	Gain or (Loss)	or (Loss)	Gain or (Loss)	Location of Gain	Gain or (Loss)
	Recognized in	Reclassified from	Reclassified from	or (Loss)	Recognized in
	AOCI	AOCI into Income	AOCI into Income	Recognized in Income	Income
	(In thousands)

Derivatives in Cash Flow Hedging Relationships

Foreign exchange contracts	$3,403	Cost of products sold	$2,609	Cost of products sold	$(638)
Foreign exchange contracts	—	General and administrative	(5,989)	General and administrative	25,743
Foreign exchange contracts	—	Research, development and engineering	(82)	Research, development and engineering	—

Total	$3,403		$(3,462)		$25,105

	Six Months Ended April 26, 2009
	Effective Portion			Ineffective Portion and Amount Excluded from
		Location of Gain		Effectiveness Testing
	Gain or (Loss)	or (Loss)	Gain or (Loss)	Location of Gain	Gain or (Loss)
	Recognized in	Reclassified from	Reclassified from	or (Loss)	Recognized in
	AOCI	AOCI into Income	AOCI into Income	Recognized in Income	Income
	(In thousands)

Derivatives in Cash Flow Hedging Relationships

Foreign exchange contracts	$(8,120)	Cost of products sold	$(8,901)	Cost of products sold	$(2,858)
Foreign exchange contracts	—	General and administrative	(12,204)	General and administrative	24,242
Foreign exchange contracts	—	Research, development and engineering	(163)	Research, development and engineering	—

Total	$(8,120)		$(21,268)		$21,384

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

		Three Months	Six Months
		Ended	Ended
		April 26, 2009	April 26, 2009
	Location of Gain	Amount of Gain	Amount of Gain
	or (Loss)	or (Loss)	or (Loss)
	Recognized	Recognized	Recognized
	in Income	in Income	in Income
(In thousands)

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts	General and administrative	$19,764	$(9,892)

Total		$19,764	$(9,892)

Credit Risk Contingent Features

If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was immaterial as of May 2, 2010.

Entering into foreign exchange contracts with banks exposes Applied to credit-related losses in the event of the banks’ nonperformance. However, Applied’s exposure is not considered significant.

Note 6	Accounts Receivable, Net

Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied also discounts letters of credit through various financial institutions. Applied sells its accounts receivable without recourse. Details of discounted letters of credit, factored accounts receivable and discounted promissory notes for the three and six months ended May 2, 2010 and April 26, 2009 were as follows:

	Three Months Ended		Six Months Ended
	May 2,	April 26,	May 2,	April 26,
	2010	2009	2010	2009
	(In thousands)

Discounted letters of credit	$26,049	$39,419	$53,262	$52,700
Factored accounts receivable	23,594	19,709	48,691	21,884
Discounted promissory notes	792	897	1,097	2,316

Total	$50,435	$60,025	$103,050	$76,900

Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.

Accounts receivable are presented net of allowance for doubtful accounts of $73 million at May 2, 2010 and $67 million at October 25, 2009. Applied sells principally to manufacturers within the semiconductor, display and solar industries. As a result of challenging economic and industry conditions, certain of these manufacturers may experience difficulties in meeting their obligations in a timely manner. While Applied believes that its allowance for doubtful accounts is adequate and represents Applied’s best estimate at May 2, 2010, Applied will continue to closely monitor customer liquidity and other economic conditions, which may result in changes to Applied’s estimates regarding collectability.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 7	Balance Sheet Detail

Inventories

	May 2,	October 25,
	2010	2009
	(In thousands)

Customer service spares	$291,459	$263,688
Raw materials	301,633	351,824
Work-in-process	670,628	667,484
Finished goods	426,725	344,461

	$1,690,445	$1,627,457

Inventories are stated at the lower of cost or market, with cost determined on a FIFO basis. Included in finished goods inventory is $133 million at May 2, 2010, and $133 million at October 25, 2009, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1.

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

	May 2,	October 25,
	2010	2009
	(In thousands)

Property, Plant and Equipment, Net
Land and improvements	$229,322	$228,057
Buildings and improvements	1,237,881	1,164,384
Demonstration and manufacturing equipment	686,957	654,779
Furniture, fixtures and other equipment	723,268	713,505
Construction in progress	59,843	146,232

Gross property, plant and equipment	2,937,271	2,906,957
Accumulated depreciation	(1,853,746)	(1,816,524)

	$1,083,525	$1,090,433

Accounts Payable and Accrued Expenses
Accounts payable	$546,359	$477,148
Compensation and employee benefits	310,052	134,949
Warranty	140,369	117,537
Dividends payable	94,009	80,455
Other accrued taxes	65,191	36,954
Restructuring reserve	93,590	31,581
Other	190,655	182,878

	$1,440,225	$1,061,502

Customer Deposits and Deferred Revenue
Customer deposits	$578,020	$564,412
Deferred revenue	402,638	299,868

	$980,658	$864,280

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 8	Goodwill, Purchased Technology and Other Intangible Assets

Goodwill and Purchased Intangible Assets

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

Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The process of evaluating the potential impairment of goodwill and intangible assets requires significant judgment, especially in emerging markets. Applied regularly monitors current business conditions and other factors including, but not limited to, adverse industry or economic trends, restructuring actions and lower projections of profitability that may impact future operating results. For goodwill, Applied performs a two-step impairment test. In the first step, Applied compares the estimated fair value of each reporting unit to its carrying value. Applied’s reporting units are consistent with the reportable segments identified in Note 15, based on the manner in which Applied operates its business and the nature of those operations. Applied determines the fair value of each of its reporting units based on a weighting of income and market approaches. Under the income approach, Applied calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Estimated future cash flows will be impacted by a number of factors including anticipated future operating results, estimated cost of capital and/or discount rates. Under the market approach, Applied estimates the fair value based on market multiples of revenue or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then Applied would perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. Applied would then allocate the fair value of the reporting unit to all of the assets and liabilities of that unit, as if Applied had acquired the reporting unit in a business combination, with the fair value of the reporting unit being the “purchase price.” The excess of the “purchase price” over the carrying amounts assigned to assets and liabilities represents the implied fair value of goodwill. If Applied determined that the carrying value of a reporting unit’s goodwill exceeded its implied fair value, Applied would record an impairment equal to the difference.

Applied conducted impairment tests in the fourth quarter of fiscal 2009, and the results of the first step of the impairment test indicated that Applied’s goodwill and purchased intangible assets with indefinite useful lives for each of its reporting units were not impaired. During the second quarter of fiscal 2010, Applied tested goodwill of the Energy and Environmental Solutions reporting unit for potential impairment and the result of the first step of the impairment test indicated that there was no impairment. Applied tested goodwill of the Energy and Environmental Solutions reporting unit for impairment in light of second quarter developments that included the insolvency of a thin film solar customer, inability of other thin film solar customers to secure financing, weaker outlooks for certain customers that in turn reduced their spending plans resulting in the delay or cancellation of thin film production lines, and other adverse operating conditions affecting the solar industry.

Applied utilized the discounted cash flow method of the income approach to estimate the fair value of the Energy and Environmental Solutions reporting unit. Although considered, the market approach was not used as comparable enterprises, market-based growth rates, and gross margins were not considered to be representative of the Energy and Environmental Solutions reporting unit. While the results of the first step of the impairment test indicated that goodwill and intangible assets within the Energy and Environmental Solutions reporting unit were not

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

impaired, the estimated fair value in excess of carrying value declined significantly from the fourth quarter of fiscal 2009 to the end of the second quarter of fiscal 2010 to approximately $200 million (or 19 percent over the carrying value of the reporting unit). The estimates used in the impairment testing were consistent with the discrete forecasts that Applied uses to manage its business, and considered the significant developments that occurred during the quarter. Cash flows beyond the discrete forecasts were estimated using a terminal value rate, which considered the long-term earnings growth rate specific to the Energy and Environmental Solutions reporting unit. The estimated future cash flows were discounted to present value using a discount rate that was the value-weighted average of Applied’s estimated cost of equity and debt derived using both known and estimated market metrics, and was adjusted to reflect risk factors that considered both the timing and risks associated with the estimated cash flows. In the event of future adverse business conditions in the market in which the Energy and Environmental Solutions reporting unit operates, Applied will reassess and update its forecasts and estimates used in a future impairment analysis. If the results of this analysis are lower than current estimates, a material impairment charge may result at that time.

Details of indefinite-lived intangible assets were as follows:

	May 2, 2010			October 25, 2009
		Other			Other
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
(In thousands)

Carrying amount	$1,336,426	$17,400	$1,353,826	$1,170,932	$17,860	$1,188,792

From October 25, 2009 to May 2, 2010, goodwill increased by $158 million due to the acquisition of Semitool, Inc. (Semitool), and by $7 million due to an asset purchase from Advent Solar, Inc. (Advent Solar), both during the first quarter of fiscal 2010 (see Note 16). Other intangible assets that are not subject to amortization consist primarily of a trade name. As of May 2, 2010, indefinite-lived intangible assets by reportable segment were: Energy and Environmental Solutions, $661 million; Silicon, $382 million; Applied Global Services, $195 million; and Display, $116 million.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Details of amortized intangible assets were as follows:

	May 2, 2010			October 25, 2009
		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total
	(In thousands)

Gross carrying amount	$612,980	$350,929	$963,909	$554,920	$329,629	$884,549
Accumulated amortization	(412,593)	(222,488)	(635,081)	(400,093)	(195,900)	(595,993)

	$200,387	$128,441	$328,828	$154,827	$133,729	$288,556

From October 25, 2009 to May 2, 2010, the change in gross carrying amount of the amortized intangible assets was approximately $79 million, primarily due to the acquisition of Semitool during the first quarter of fiscal 2010. Aggregate amortization expense was $28 million and $23 million for the three months ended May 2, 2010 and April 26, 2009, respectively, and $53 million and $44 million for the six months ended May 2, 2010 and April 26, 2009, respectively. As of May 2, 2010, future estimated amortization expense is expected to be $33 million for the remainder of fiscal 2010, $61 million for fiscal 2011, $57 million for fiscal 2012, $53 million for fiscal 2013, $49 million for fiscal 2014, and $76 million thereafter. As of May 2, 2010, amortized intangible assets by reportable segment were: Energy and Environmental Solutions, $184 million; Silicon, $87 million; Applied Global Services, $33 million; and Display, $25 million.

Note 9	Warranty, Guarantees and Contingencies

Warranty

Changes in the warranty reserves during the three and six months ended May 2, 2010 and April 26, 2009 were as follows:

	Three Months Ended		Six Months Ended
	May 2,	April 26,	May 2,	April 26,
	2010	2009	2010	2009
	(In thousands)

Beginning balance	$137,430	$143,723	$117,537	$142,846
Provisions for warranty	31,471	22,174	65,946	45,720
Consumption of reserves	(28,532)	(34,026)	(43,114)	(56,695)

Ending balance	$140,369	$131,871	$140,369	$131,871

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

Guarantees

During the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of May 2, 2010, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was $88 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Applied also has agreements with various global banks to facilitate subsidiary banking operations world-wide, including overdraft arrangements, bank guarantees and letters of credit. As of May 2, 2010, Applied Materials, Inc. has provided parent guarantees to banks for approximately $173 million to cover these arrangements.

Legal matters

Semitool Shareholder Litigation

On November 17, 2009, Applied announced that it was making a tender offer to acquire all of the outstanding shares of Semitool in accordance with an Agreement and Plan of Merger entered into with Semitool. Following this announcement, three lawsuits were filed by Semitool shareholders in the District Court of the Eleventh Judicial District Court for the State of Montana, County of Flathead, against Semitool, Semitool’s directors, Applied and Applied’s acquisition subsidiary. The actions seek certification of a class of all holders of Semitool common stock, except the defendants and their affiliates. The complaints allege that Semitool’s directors breached their fiduciary duties by, among other things, failing to maximize shareholder value and failing to disclose material information, and that Applied aided and abetted such alleged breaches. The actions seek injunctive relief, damages and attorneys’ fees.

On December 14, 2009, all parties in these cases reached an agreement in principle to settle the matters and the plaintiffs withdrew their motion to enjoin consummation of the transaction. Without admitting any wrongdoing or fault, Semitool disclosed certain additional information in its Schedule 14D-9 filed with the Securities and Exchange Commission on December 14, 2009. Following the tender of shares representing over 95 percent of the outstanding shares of Semitool common stock, the merger of Semitool into Applied’s acquisition subsidiary was completed on December 21, 2009. Pursuant to a memorandum of understanding between the parties, plaintiffs are conducting discovery to confirm the fairness and reasonableness of the settlement, and defendants will not object to an application by plaintiffs’ counsel for an award of attorneys’ fees and expenses in an amount up to $200,000. A class of Semitool’s public shareholders will be certified solely for purposes of settlement, which, if approved by the Court, will result in a complete and final discharge of all claims on behalf of the class.

Jusung

Applied has been engaged in several lawsuits and patent and administrative proceedings in Taiwan and South Korea since 2003, and more recently in China, with Jusung Engineering Co., Ltd. (Jusung Engineering) and/or Jusung Pacific Co., Ltd. (Jusung Pacific, referred to together with Jusung Engineering as Jusung) involving technology used in manufacturing LCDs. Applied believes that it has meritorious claims and defenses against Jusung that it intends to pursue vigorously.

In 2004, Applied filed a complaint for patent infringement against Jusung in the Hsinchu District Court in Taiwan seeking damages and a permanent injunction for infringement of a patent related to chemical vapor deposition (CVD) equipment, and this case remains pending. Jusung Pacific unsuccessfully sought invalidation of Applied’s CVD patent in the Taiwanese Intellectual Property Office (TIPO). Jusung Pacific’s initial appeal of the TIPO’s decision was denied, and it has filed a further appeal to the Taipei High Supreme Administrative Court. In 2009, Jusung filed a second action with the TIPO seeking invalidation of Applied’s CVD patent.

In 2006, Applied filed an action in the TIPO challenging the validity of a patent owned by Jusung Engineering related to severability of the transfer chamber on a CVD tool. Jusung Engineering sued Applied and AKT America in Hsinchu District Court in Taiwan alleging infringement of the same patent. The TIPO granted Applied’s request for invalidation and revoked Jusung Engineering’s patent. In March 2009, the Hsinchu District Court dismissed Jusung Engineering’s lawsuit, and in April 2009, the Ministry of Economic Affairs overruled Jusung Engineering’s administrative appeal of the decision revoking its patent. On January 7, 2010, the Taiwan Intellectual Property Court granted Jusung’s appeal of the decision revoking its patent and remanded the matter to the TIPO for reconsideration

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

of validity. In November 2009, Applied filed an action in China with the Patent Reexamination Board of the State Intellectual Property Office seeking to invalidate this patent.

In 2006, Jusung Engineering filed a complaint of private prosecution in the Taipei District Court of Taiwan alleging that Applied’s outside counsel received from the Court and used a copy of an expert report that Jusung had filed in the ongoing patent infringement lawsuits that Jusung had intended to remain confidential. The complaint names as defendants Applied’s outside counsel in Taiwan, as well as Michael R. Splinter, Applied’s Chairman, President and Chief Executive Officer, as the statutory representative of Applied. The Taipei District Court dismissed the private prosecution complaint, and the matter was transferred to the Taipei District Attorney’s Office. The Taipei District Attorney’s Office has issued four successive rulings not to prosecute, each of which Jusung Engineering has appealed. In each instance, the Taiwan High Court District Attorney has returned the matter to the Taipei District Attorney’s Office for further consideration, where it remains pending.

Korea Criminal Proceedings

In February 2010, the Seoul Prosecutor’s Office for the Eastern District of Korea (the Prosecutor’s Office) indicted employees of several companies for the alleged improper receipt and use of confidential information belonging to a major Applied customer based in Korea. The Prosecutor’s Office did not name Applied or any of its subsidiaries as a party to the criminal action. The individuals charged included the former head of Applied Materials Korea (AMK), who at the time of the indictment was a vice president of Applied Materials, Inc., and certain other AMK employees. Hearings on these matters are ongoing in the Seoul Eastern District Court. There is a risk that these matters may lead to other legal actions. Applied is investigating the allegations and surrounding circumstances. Applied currently is unable to determine what impact these matters may have on Applied’s business. The nature and magnitude of the impact, if any, on Applied’s business will depend on many factors, including the outcome of the proceedings and Applied’s customer relationships.

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

Changes in restructuring reserves related to the program described above for the six months ended May 2, 2010 were as follows:

Severance
(In thousands)

Provision for restructuring reserves	$103,780
Consumption of reserves	(16,688)

Balance, January 31, 2010	87,092
Consumption of reserves	(6,710)

Balance, May 2, 2010	$80,382

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Changes in restructuring reserves for the six months ended May 2, 2010 related to other restructuring plans and facilities realignment programs initiated in prior periods were as follows:

	Severance	Facilities	Total
	(In thousands)

Balance, October 25, 2009	$26,353	$5,228	$31,581
Provision for restructuring reserves	—	64	64
Consumption of reserves	(11,915)	(227)	(12,142)
Foreign currency changes	—	3	3

Balance, January 31, 2010	14,438	5,068	19,506

Provision for restructuring reserves	—	57	57
Consumption of reserves	(6,167)	(29)	(6,196)
Adjustment of restructuring reserves	2	(160)	(158)
Foreign currency changes	—	(1)	(1)

Balance, May 2, 2010	$8,273	$4,935	$13,208

During the second quarter of fiscal 2010, Applied recorded an asset impairment charge of $9 million to write down a facility to its estimated fair value based on prices for comparable local properties. The facility was reclassified as an asset held for sale within other current assets.

Note 11	Stockholders’ Equity, Comprehensive Income and Equity-Based Compensation

Comprehensive Income

Components of comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	Three Months Ended		Six Months Ended
	May 2,	April 26,	May 2,	April 26,
	2010	2009	2010	2009
	(In thousands)

Net income (loss)	$264,004	$(255,390)	$346,755	$(388,324)
Pension liability adjustment	—	—	74	112
Change in unrealized net gain on investments	(108)	14,862	2,013	31,336
Change in unrealized net gain (loss) on derivative instruments qualifying as cash flow hedges	1,814	(8,093)	515	(8,303)
Foreign currency translation adjustments	(1,898)	1,207	(1,625)	(103)

Comprehensive income (loss)	$263,812	$(247,414)	$347,732	$(365,282)

Components of accumulated other comprehensive loss, on an after-tax basis where applicable, were as follows:

	May 2,	October 25,
	2010	2009
	(In thousands)

Pension liability and post retirement benefits	$(32,075)	$(32,149)
Unrealized gain on investments net	21,985	19,972
Unrealized gain on derivative instruments qualifying as cash flow hedges	825	310
Cumulative translation adjustments	8,562	10,187

	$(703)	$(1,680)

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Stock Repurchase Program

On March 8, 2010, Applied’s Board of Directors approved a new stock repurchase program authorizing up to $2 billion in repurchases over the next three years ending in March 2013. Under this authorization, Applied renewed its systematic stock repurchase program and may also make supplemental stock repurchases from time to time, depending on market conditions, stock price and other factors. During the three and six months ended May 2, 2010, Applied repurchased 7,631,000 shares of its common stock at an average price of $13.10 per share for a total cash outlay of $100 million. Applied did not repurchase any shares of its common stock during the three months ended April 26, 2009. During the six months ended April 26, 2009, Applied repurchased 1,942,000 shares of its common stock at an average price of $11.80 per share for a total cash outlay of $23 million.

Dividends

On March 8, 2010, Applied’s Board of Directors approved an increase in the quarterly cash dividend to $0.07 per share, payable on June 16, 2010 to stockholders of record as of May 26, 2010. In December 2009, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.06 per share that was paid on March 17, 2010 to stockholders of record as of February 24, 2010. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interest of Applied’s stockholders.

Equity-Based Compensation

Applied has adopted stock plans that permit grants to employees of equity-based awards, including stock options, restricted stock and restricted stock units (also referred to as “performance shares” under Applied’s principal equity compensation plan, the Employee Stock Incentive Plan). In addition, the Employee Stock Incentive Plan provides for the automatic grant of restricted stock units to non-employee directors and permits the grant of equity-based awards to consultants. Applied also has two Employee Stock Purchase Plans, one for United States employees and a second for international employees (collectively, ESPP), which enable eligible employees to purchase Applied common stock.

During the three and six months ended May 2, 2010 and April 26, 2009, Applied recognized equity-based compensation expense related to stock options, ESPP shares, restricted stock units and restricted stock. Total equity-based compensation and related tax benefits were as follows:

	Three Months Ended		Six Months Ended
	May 2,	April 26,	May 2,	April 26,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Equity-based compensation	$28,641	$39,172	$62,330	$72,780
Tax benefit recognized	$8,592	$11,968	$18,025	$20,378

The cost associated with equity awards that are subject solely to time-based vesting requirements, less expected forfeitures, is recognized over the awards’ service period for the entire award on a straight-line basis. The cost associated with performance-based equity awards is recognized for each tranche over the service period, based on an assessment of the achievement of performance goals.

Stock Options

The exercise price of each stock option equals the fair market value of Applied common stock on the date of grant. Most options are scheduled to vest over four years, subject to the grantee’s continued service with Applied, and expire no later than seven years from the grant date. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. This model was developed for use in estimating the value of

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

publicly traded options that have no vesting restrictions and are fully transferable. Applied’s employee stock options have characteristics significantly different from those of publicly traded options. The weighted average assumptions used in the model are outlined in the following table:

	Three Months Ended		Six Months Ended
	May 2,	April 26,	May 2,	April 26,
	2010	2009	2010	2009

Stock Options:
Dividend yield	—	2.80%	—	2.80%
Expected volatility	—	50%	—	50%
Risk-free interest rate	—	1.3%	—	1.3%
Expected life (in years)	—	3.0	—	3.0

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, Applied periodically reviews historical employee exercise behavior with respect to option grants. There were no stock options granted in the three and six months ended May 2, 2010. The weighted average grant date fair value of options granted during the three and six months ended April 26, 2009 was $2.52.

Stock option activity for the six months ended May 2, 2010 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
	(In thousands, except per share amounts)

Outstanding at October 25, 2009	73,101	$14.72
Granted	—	$—
Exercised	(6,533)	$11.09
Canceled/forfeited	(5,805)	$15.87

Outstanding at May 2, 2010	60,763	$15.04

Exercisable at May 2, 2010	46,197	$17.06

Restricted Stock Units and Restricted Stock

Restricted stock units are converted into shares of Applied common stock upon vesting on a one-for-one basis. Restricted stock has the same rights as other issued and outstanding shares of Applied common stock except these shares have no right to dividends and are held in escrow until the award vests. Restricted stock units and awards of restricted stock typically vest over three to four years. Vesting of restricted stock units and restricted stock usually is subject to the grantee’s continued service with Applied and, in some cases, achievement of specified performance goals. The compensation expense related to these awards is determined using the fair market value of Applied common stock on the date of the grant, and the compensation expense is recognized over the vesting period. At May 2, 2010, Applied had $196 million total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit and restricted stock grants, which will be recognized over a weighted average period of 1.5 years. Beginning in fiscal 2007, Applied initiated a performance-based equity award program for named executive officers and other key employees. Awards of restricted stock units or restricted stock granted under this program vest only if specific performance goals set by the Human Resources and Compensation Committee of Applied’s Board of Directors (the Committee) are achieved and if the grantee remains employed by Applied through the applicable vesting date. The performance goals require the achievement of targeted relative annual operating profit margin levels as compared to Applied’s peer companies in at least one of the four fiscal years

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

beginning with the fiscal year of the grant. The fair value of these performance-based awards is estimated using the fair market value of Applied common stock on the date of the grant and assumes that the specified performance goals will be achieved. If achieved, these awards vest over a specified remaining service period. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the service period and is reduced for estimated forfeitures. The Committee approved the grant of 1,775,000 performance-based restricted stock units and 50,000 performance-based shares of restricted stock under this program in the six months ended May 2, 2010. There were no performance-based awards granted in the six months ended April 26, 2009. With respect to the performance-based awards granted in fiscal 2008, as of May 2, 2010, 70 percent of the performance goals associated with these awards had been achieved. The performance goals associated with the remaining 30 percent may still be achieved during fiscal 2010 and fiscal 2011.

Restricted stock unit and restricted stock activity for the six months ended May 2, 2010 was as follows:

		Weighted	Weighted
		Average	Average
		Grant Date	Remaining
	Shares	Fair Value	Contractual Term
	(In thousands, except per share amounts)

Non-vested restricted stock units and restricted stock at October 25, 2009	12,105	$14.37	2.4 Years
Granted	11,993	$12.42
Vested	(1,120)	$17.15
Canceled	(878)	$16.12

Non-vested restricted stock units and restricted stock at May 2, 2010	22,100	$13.10	2.9 Years

Employee Stock Purchase Plans

Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, for an aggregate price of up to $6,500 per purchase period per employee. Based on the Black-Scholes option pricing model, the weighted average estimated fair value of purchase rights under the ESPP was $3.00 and $2.99 for the three and six months ended May 2, 2010 and April 26, 2009, respectively. The number of shares issued under the ESPP during the three and six months ended May 2, 2010 and April 26, 2009 was 2,440,000 and 3,536,000, respectively. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Three Months Ended		Six Months Ended
	May 2,	April 26,	May 2,	April 26,
	2010	2009	2010	2009

ESPP:
Dividend yield	2.24%	2.71%	2.24%	2.71%
Expected volatility	33%	69%	33%	69%
Risk-free interest rate	0.18%	0.41%	0.18%	0.41%
Expected life (in years)	0.5	0.5	0.5	0.5

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 12	Employee Benefit Plans

Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries, and a plan that provides certain health benefits to eligible retirees. A summary of the components of net periodic benefit costs of these defined and postretirement benefit plans for the three and six months ended May 2, 2010 and April 26, 2009 is presented below:

	Three Months Ended		Six Months Ended
	May 2,	April 26,	May 2,	April 26,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Service cost	$3,350	$3,290	$6,700	$6,580
Interest cost	3,444	3,007	6,888	6,014
Expected return on plan assets	(1,913)	(1,863)	(3,826)	(3,726)
Amortization of actuarial loss	286	174	572	348
Amortization of prior service credit	(63)	(70)	(126)	(140)
Amortization of transition obligation	14	19	28	38

Net periodic pension cost	$5,118	$4,557	$10,236	$9,114

Note 13	Borrowing Facilities

Applied has credit facilities for unsecured borrowings in various currencies of up to $1.1 billion, of which $1.0 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to expire in January 2012. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at May 2, 2010. Remaining credit facilities in the amount of approximately $85 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at May 2, 2010.

Note 14	Income Taxes

Applied’s effective income tax rate for the second quarter of fiscal 2010 was a provision of 31.8 percent, and the income tax rate for the second quarter of fiscal 2009 was a benefit of 33.3 percent. Both periods included the impact of restructuring charges. The income tax rate for the second quarter of fiscal 2009 also included a tax benefit of $9 million from the settlement of certain tax matters with the state of California and a tax benefit of $12 million relating to impairments of certain strategic investments. Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, and the tax rate on equity compensation. Management carefully monitors these factors and timely adjusts the interim income tax rate accordingly.

During the second quarter of fiscal 2010, Applied received a cash refund of approximately $130 million due to the carryback of the fiscal year 2009 net operating loss to fiscal year 2005.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

Applied’s four reportable segments are: Silicon, Applied Global Services, Display, and Energy and Environmental Solutions. Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of May 2, 2010 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the Company’s reportable segments.

Each reportable segment is separately managed and has separate financial results that are reviewed by Applied’s chief operating decision-maker. Each reportable segment contains closely related products that are unique to the particular segment. Segment operating income is determined based upon internal performance measures used by Applied’s chief operating decision-maker.

Applied derives the segment results directly from its internal management reporting system. The accounting policies Applied uses to derive reportable segment results are substantially the same as those used for external reporting purposes. Effective in the first quarter of fiscal 2010, Applied changed its methodology for allocating certain expenses to its reportable segments. Applied has reclassified segment operating results for the three and six months ended April 26, 2009 to conform to the fiscal 2010 presentation. Management measures the performance of each reportable segment based upon several metrics including orders, net sales and operating income. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. Applied does not allocate to its reportable segments certain operating expenses that it manages separately at the corporate level, which include costs related to equity-based compensation and certain corporate functions (certain management, finance, legal, human resources, and research, development and engineering), and unabsorbed information technology and occupancy. In addition, Applied does not allocate to its reportable segments restructuring and asset impairment charges and any associated adjustments related to restructuring actions. Segment operating income excludes interest income/expense and other financial charges and income taxes according to how a particular reportable segment’s management is measured. Management does not consider the unallocated costs in measuring the performance of the reportable segments.

The Silicon segment includes semiconductor capital equipment for etch, rapid thermal processing, deposition, chemical mechanical planarization, metrology and inspection, and wafer packaging.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Net sales and operating income (loss) for each reportable segment for the three and six months ended May 2, 2010 and April 26, 2009 were as follows:

	Three Months Ended		Six Months Ended
		Operating		Operating
	Net Sales	Income (Loss)	Net Sales	Income (Loss)
	(In thousands)		(In thousands)

2010:
Silicon	$1,404,275	$497,679	$2,374,439	$803,674
Applied Global Services	455,766	89,580	881,318	152,738
Display	269,502	89,867	401,610	114,794
Energy and Environmental Solutions	165,997	(144,950)	487,075	(181,217)

Total Segment	$2,295,540	$532,176	$4,144,442	$889,989

2009:
Silicon	$260,231	$(82,361)	$806,242	$(36,122)
Applied Global Services	319,315	(1,124)	664,409	24,780
Display	83,526	(2,744)	232,535	18,383
Energy and Environmental Solutions	357,005	(90,591)	650,287	(154,234)

Total Segment	$1,020,077	$(176,820)	$2,353,473	$(147,193)

Reconciliations of total segment operating income to Applied’s consolidated operating income (loss) for the three and six months ended May 2, 2010 and April 26, 2009 were as follows:

	Three Months Ended		Six Months Ended
	May 2,	April 26,	May 2,	April 26,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Total segment operating income (loss)	$532,176	$(176,820)	$889,989	$(147,193)
Corporate and unallocated costs	(137,411)	(89,754)	(275,037)	(182,701)
Restructuring and asset impairment charges	(8,968)	(26,709)	(112,812)	(159,481)

Income (loss) from operations	$385,797	$(293,283)	$502,140	$(489,375)

During the six months ended May 2 2010, Samsung Electronics Co., Ltd. accounted for 18 percent of Applied’s net sales and Taiwan Semiconductor Manufacturing Company Limited accounted for 14 percent. These two customers accounted for 30 percent of the accounts receivable balance as of May 2, 2010.

Note 16	Business Combinations

On December 21, 2009, Applied acquired Semitool, a public company based in the state of Montana, for a purchase price of $323 million in cash, net of cash acquired, pursuant to a tender offer and subsequent short-form merger. The acquired business is a leading supplier of electrochemical plating and wafer surface preparation equipment used by semiconductor packaging and manufacturing companies globally. Applied’s primary reasons for this acquisition were to complement its existing product offerings and to provide opportunities for future growth. The acquired business is included in results for the Silicon segment.

In November 2009, Applied acquired substantially all the assets, including the intellectual property, of Advent Solar, a developer of advanced technology for crystalline silicon (c-Si) solar photovoltaic cells and modules (PVs). This acquisition complemented Applied’s portfolio of solar PV technologies and enhanced Applied’s opportunities

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

in the c-Si equipment market. The acquisition is included in results for the Energy and Environmental Solutions segment.

Applied allocated the purchase price of each of these acquisitions to tangible assets, liabilities and identifiable intangible assets acquired, based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management. These estimates were determined through established and generally accepted calculation techniques. Applied calculated the fair value of the tangible and intangible assets acquired to allocate the purchase prices at the respective acquisition dates. Based upon these calculations, the purchase prices for the above acquisitions were allocated as follows:

Acquisitions
Fair Market Values	2010
(In thousands)

Cash and cash equivalents	$38,744
Accounts receivable, net	37,961
Inventories	61,838
Other current assets	3,837
Property and equipment, net	45,578
Goodwill	165,495
Purchased intangible assets	93,376

Total assets acquired	446,829
Accounts payable and accrued expenses	(46,246)
Other liabilities	(25,240)

Total liabilities assumed	(71,486)

Purchase price allocated	$375,343

	Useful	Acquisitions
	Life	2010
	(In years)	(In thousands)

Developed technology	6-10	$65,700
Customer relationships	8	10,900
Trade names	3-10	5,700
Patents and trademarks	7-10	5,462
Backlog	1	4,100
Other	5	1,514

		$93,376

Note 17	Recent Accounting Pronouncements

In March 2010, the FASB issued updated authoritative guidance that amends the requirements for evaluating whether a decision maker or service provider has a variable interest, to clarify that a quantitative approach should not be the sole consideration in assessing the criteria for variable interest entity determination. The guidance also clarifies that related parties should be considered in applying all of the decision maker and service provider criteria. This is in addition to the authoritative guidance the FASB issued in June 2009 that applies to determining whether an entity is a variable interest entity and requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Under this

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

guidance, an enterprise has such a controlling financial interest when it has (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The guidance also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. This guidance is effective for Applied beginning in the first quarter of fiscal 2011. Applied is evaluating the potential impact of the implementation of this authoritative guidance on its consolidated financial statements.

In March 2010, the FASB ratified a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This consensus would require its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this consensus would require disclosure of certain information with respect to arrangements that contain milestones. This authoritative guidance is effective for interim and annual reporting periods on or after June 15, 2010 and will be effective for Applied in the third quarter of fiscal 2010. Applied is evaluating the potential impact of the implementation of this authoritative guidance on its consolidated financial statements.

In January 2010, the FASB issued authoritative guidance for fair value measurements, which requires additional disclosures and clarifications to existing disclosures. This authoritative guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures for Level 1 and Level 2 fair value measurements becomes effective the first interim reporting period after December 15, 2009 and became effective for Applied in the second quarter of fiscal 2010. Disclosures regarding activity within Level 3 fair value measurements becomes effective the first interim reporting period after December 15, 2010 and will be effective for Applied in the second quarter of fiscal 2011. Applied is evaluating the potential impact of the implementation of this authoritative guidance on its consolidated financial statements. See Note 4 for information and related disclosures regarding Applied’s fair value measurements.

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

Applied’s results historically have been driven primarily by worldwide demand for semiconductors, which in turn depends on end-user demand for electronic products. Each of Applied’s businesses is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for chips, LCDs, solar PVs and other electronic devices, as well as other factors, such as global economic and market conditions, and technological advances in fabrication processes. After a challenging year in fiscal 2009 that was characterized by credit constraints in the financial markets, a weak global economy and a semiconductor industry downturn, global economic and industry conditions generally improved in the first half of fiscal 2010.

The following table presents certain significant measurements for the three and six months ended May 2, 2010 and April 26, 2009:

	Three Months Ended			Six Months Ended
	May 2,	April 26,		May 2,	April 26,
	2010	2009	% Change	2010	2009	% Change
	(In millions, except per share amounts and percentages)			(In millions, except per share amounts and percentages)

New orders	$2,533	$649	290%	$4,498	$1,552	190%
Net sales	$2,296	$1,020	125%	$4,144	$2,353	76%
Gross margin	$927	$156	494%	$1,638	$547	199%
Gross margin percent	40.4%	15.2%	25 points	39.5%	23.2%	16 points
Operating income (loss)	$386	$(293)	232%	$502	$(489)	203%
Net income (loss)	$264	$(255)	203%	$347	$(388)	189%
Earnings (loss) per share	$0.20	$(0.19)	205%	$0.26	$(0.29)	190%

Fiscal year 2010 is a 53-week year with 27 weeks in the first six months, while fiscal 2009 was a 52-week year with 26 weeks in the first six months.

Financial results for the second quarter of fiscal 2010 reflected significantly increased demand for manufacturing equipment and services due to more favorable global economic and industry conditions compared to the second quarter of fiscal 2009. Total orders in the quarter increased year-over-year, primarily due to increased demand for most of Applied’s products, with the principal exception of SunFab thin film solar manufacturing lines. Net sales and net income increased during the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009, led primarily by stronger sales of semiconductor equipment.

Financial results for the first six months of fiscal 2010 similarly reflected significantly increased demand for manufacturing equipment and services due to more favorable global economic and industry conditions. Total orders increased from the first six months of fiscal 2009, primarily due to increased demand for semiconductor and display products, partially offset by decreased demand for SunFab thin film solar lines. Net sales increased during the first six months of fiscal 2010 compared to the first six months of fiscal 2009, due primarily to higher sales of semiconductor and display products. Net income in both periods included restructuring charges.

Results of Operations

New orders of $2.5 billion for the second quarter of fiscal 2010 increased significantly from second quarter of fiscal 2009 new orders of $1.6 billion. The increase was principally due to an increase in demand for semiconductor equipment, primarily from memory and foundry customers, as well as increased demand for display equipment. New orders of $4.5 billion for the first six months of fiscal 2010 were up 190 percent from the first six months of fiscal 2009. The increase in new orders was primarily attributable to a higher demand for equipment and services from semiconductor customers as well as increased demand for display equipment.

New orders by geographic region (determined by the location of customers’ facilities) for the three and six months ended May 2, 2010 and April 26, 2009 were as follows:

	Three Months Ended				Six Months Ended
	May 2,		April 26,		May 2,		April 26,
	2010		2009		2010		2009
	($)	(%)	($)	(%)	($)	(%)	($)	(%)
	(In millions, except percentages)

Taiwan	655	26	127	19	1,314	29	146	9
Korea	561	22	83	13	948	21	149	10
China	551	22	26	4	766	17	94	6
Japan	158	6	101	16	335	8	255	16
Southeast Asia	152	6	60	9	277	6	72	5

Asia Pacific	2,077	82	397	61	3,640	81	716	46
North America(*)	300	12	128	20	556	12	365	24
Europe	156	6	124	19	302	7	471	30

Total	2,533	100	649	100	4,498	100	1,552	100

*	Primarily the United States.

Applied’s backlog for the most recent three fiscal quarters was as follows: $3.0 billion at May 2, 2010, $2.9 billion at January 31, 2010, and $2.7 billion at October 25, 2009. Backlog increased 2 percent for the second quarter of 2010 from the first quarter of fiscal 2010, primarily due to an increase in new orders in the Energy and Environmental Solutions segment. Backlog consists of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; (2) contractual service revenue and maintenance fees to be earned within the next 12 months; and (3) orders for SunFab lines that are anticipated to be recognized as revenue within the next 12 months. Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods, due to the potential for customer changes in delivery schedules or cancellation of orders, and due to the majority of sales in the quarter in the largest business having come from orders received and shipped in the same quarter.

Net sales of $2.3 billion for the second quarter of fiscal 2010 more than doubled from the second quarter of fiscal 2009, reflecting higher sales of equipment and services to semiconductor equipment customers. Sales were also higher year-over-year to display customers. Net sales of $4.1 billion for the first six months of fiscal 2010 increased 76 percent from the first six months of fiscal 2009, due to higher sales of semiconductor equipment.

Net sales by geographic region (determined by the location of customers’ facilities) for the three and six months ended May 2, 2010 and April 26, 2009 were as follows:

	Three Months Ended				Six Months Ended
	May 2,		April 26,		May 2,		April 26,
	2010		2009		2010		2009
	($)	(%)	($)	(%)	($)	(%)	($)	(%)
	(In millions, except percentages)

Taiwan	699	30	162	16	1,213	29	306	13
Korea	632	28	96	9	964	23	283	12
Japan	233	10	155	15	407	10	371	16
China	232	10	123	12	374	9	240	10
Southeast Asia	105	5	41	4	241	6	130	6

Asia Pacific	1,901	83	577	56	3,199	77	1,330	57
North America(*)	230	10	212	21	471	11	594	25
Europe	165	7	231	23	474	12	429	18

Total	2,296	100	1,020	100	4,144	100	2,353	100

*	Primarily the United States.

Gross margin as a percentage of net sales was 40.4 percent for the second quarter of fiscal 2010, up from 15.2 percent for the second quarter of fiscal 2009. For the first six months of fiscal 2010, gross margin as a percentage of net sales was 39.5 percent, up from 23.2 percent for the first six months of fiscal 2009. The increases for both the three and six months ended May 2, 2010 were principally attributable to higher net sales, more favorable product mix, improved factory utilization, and continued cost control measures, offset in part by an inventory charge of $83 million related to thin film solar manufacturing equipment. Gross margin during the second quarter of each of fiscal 2010 and 2009 included $8 million of equity-based compensation expense. Gross margin during the first six months of fiscal 2010 and 2009 included $13 million and $15 million of equity-based compensation expense, respectively.

Operating expenses included expenses related to research, development and engineering (RD&E), marketing and selling (M&S), and general and administrative (G&A). Expenses related to RD&E, M&S and G&A totaled $532 million for the second quarter of fiscal 2010 compared to $422 million for the second quarter of fiscal 2009. Operating expenses for the second quarter of fiscal 2010 reflected the cancellation of workforce shutdowns, the elimination of temporary salary reductions, and the resumption of variable compensation programs. Expenses related to RD&E, M&S and G&A totaled $1.0 billion for the first six months of fiscal 2010 compared to $877 million for the first six months of fiscal 2009. The first six months of fiscal 2010 included fewer shutdown days than the first six months of fiscal 2010, an extra week, elimination of temporary salary reductions, and the resumption of variable compensation programs. Operating expenses for the first quarter of fiscal 2010 included transaction and legal costs related to the acquisition of Semitool, Inc. (Semitool) and the Advent Solar, Inc. (Advent Solar) asset purchase.

Operating expenses for the second quarter of fiscal 2010 included asset impairment charges of $9 million related to a facility reclassified as held for sale. Operating expenses for the second quarter of fiscal 2009 included asset impairment charges of $15 million related to wafer cleaning equipment, and restructuring charges of $12 million associated with a program announced in November 2008. (See Note 10 of Notes to Consolidated Condensed Financial Statements.)

Operating expenses for the first six months of fiscal 2010 included restructuring charges of $104 million associated with a program announced in November 2009, and asset impairment charges of $9 million related to a facility held for sale. Operating expenses for the first six months of fiscal 2009 included restructuring charges of $145 million associated with a restructuring program announced in November 2008, and asset impairment charges of $15 million related to wafer cleaning equipment.

During the three and six months ended May 2, 2010, Applied recognized $4 million and $5 million, respectively, in impairment charges associated with certain equity investments in privately-held companies. During the second quarter of fiscal 2009, Applied recognized $77 million in impairment charges, consisting of $45 million associated with its equity method investment in Sokudo, a Japanese joint venture company, and $32 million in impairment charges associated with certain strategic investments.

Net interest income was $5 million for the second quarter of fiscal 2010, down from $7 million for the second quarter of fiscal 2009. Net interest income was $9 million for the first six months of fiscal 2010, down from $16 million for the first six months of fiscal 2009. Lower net interest income for the three and six months ended May 2, 2010 was primarily due to a decrease in interest rates.

Applied’s effective income tax rate for the second quarter of fiscal 2010 was a provision of 31.8 percent as compared to a benefit of 33.3 percent for the second quarter of fiscal 2009. Applied’s effective income tax rate for the first six months of fiscal 2010 was a provision of 31.4 percent as compared to a benefit of 33.7 percent for the first six months of fiscal 2009. The income tax rate for each of these periods included the effect of restructuring charges as discrete items. Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, and the tax rate on equity compensation. Management carefully monitors these factors and timely adjusts the interim income tax rate accordingly.

Segment Information

Applied reports financial results in four segments: Silicon, Applied Global Services, Display, and Energy and Environmental Solutions. A description of the products and services, as well as financial data, for each reportable segment can be found in Note 15 of Notes to Consolidated Condensed Financial Statements. Applied does not allocate to its reportable segments certain operating expenses that it manages separately at the corporate level. These unallocated costs include costs for equity-based compensation and certain corporate functions (certain management, finance, legal, human resources, and RD&E), and unabsorbed information technology and occupancy. In addition, Applied does not allocate to its reportable segments restructuring and asset impairment charges and any associated adjustments related to restructuring actions.

Effective in the first quarter of fiscal 2010, Applied changed its methodology for allocating certain expenses to its reportable segments. Applied has reclassified segment operating results for the three and six months ended April 26, 2009 to conform to the fiscal 2010 presentation.

The results for each reportable segment are discussed below.

Silicon Segment

The Silicon segment includes semiconductor capital equipment for deposition, etch, rapid thermal processing, chemical mechanical planarization, metrology and inspection, and wafer packaging. Development efforts are focused on solving customers’ key technical challenges, including transistor performance and nanoscale patterning, and improving chip manufacturing productivity to reduce costs.

	Three Months Ended		Six Months Ended
	May 2,	April 26,	May 2,	April 26,
	2010	2009	2010	2009
	(In millions)		(In millions)

New orders	$1,416	$259	$2,551	$505
Net sales	1,404	260	2,374	806
Operating income (loss)	498	(82)	804	(36)

New orders increased significantly to $1.4 billion for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009, and also increased to $2.6 billion for the first six months of fiscal 2010 compared to the first six months of fiscal 2009. The increase in new orders for the three and six months ended May 2, 2010 was primarily from memory and foundry customers and reflected the general recovery in the semiconductor equipment industry from the steep downturn experienced in the first half of fiscal 2009. The majority of fiscal 2010 new orders were for customers’ capacity expansions, while fiscal 2009 orders were primarily for customers’ technology investments.

Net sales increased significantly to $1.4 billion for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. Net sales increased 195 percent to $2.4 billion for the first six months of fiscal 2010 over the first six months of fiscal 2009. The increase in net sales for the three and six months ended May 2, 2010 was due to increased investment by memory and foundry customers. Three customers accounted for 57 percent of net sales in this segment in the first six months of fiscal 2010. Over 65 percent of net sales in the second quarter of fiscal 2010 were for orders received and shipped within the quarter.

The book to bill ratio (new orders divided by net sales) was 1.0 for each of the second quarters of fiscal 2010 and fiscal 2009. The book to bill ratio increased to 1.1 for the first six months of fiscal 2010, reflecting increased demand, compared to 0.6 for the first six months of fiscal 2009.

For the second quarter of fiscal 2010, the Silicon segment reported operating income of $498 million compared to an operating loss of $82 million in the second quarter of fiscal 2009. For the first six months of fiscal 2010, the segment reported operating income of $804 million compared to an operating loss of $36 million for the first six months of fiscal 2009. The increase in operating income for the three and six months ended May 2, 2010 was due to considerably higher revenue from semiconductor equipment sales and reflected the general recovery in the semiconductor equipment industry during the first half of fiscal 2010. Results for the second quarter of fiscal 2010 included Semitool, which was acquired by Applied during the first quarter of fiscal 2010.

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

	Three Months Ended		Six Months Ended
	May 2,	April 26,	May 2,	April 26,
	2010	2009	2010	2009
	(In millions)		(In millions)

New orders	$483	$236	$957	$546
Net sales	456	319	882	664
Operating income (loss)	90	(1)	153	25

New orders more than doubled to $483 million for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009, and increased 75 percent to $957 million for the first six months of fiscal 2010 compared to the first six months of fiscal 2009. The increase in orders for the three and six months ended May 2, 2010 was due primarily to higher demand for spare parts, reflecting customers’ higher factory utilization rates as semiconductor industry conditions improved.

Net sales increased 43 percent to $456 million for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. Net sales increased 33 percent to $882 million for the first six months of fiscal 2010 compared to the first six months of fiscal 2009. The increase in net sales for the three and six months ended May 2, 2010 was primarily due to higher sales of spare parts.

The book to bill ratio increased to 1.1 for the second quarter of fiscal 2010 compared to 0.7 for the second quarter of fiscal 2009. The book to bill ratio increased to 1.1 for the first six months of fiscal 2010 compared to 0.8 for the first six months of fiscal 2009.

For the second quarter of fiscal 2010, the Applied Global Services segment reported operating income of $90 million compared to an operating loss of $1 million in the second quarter of fiscal 2009. Operating income increased significantly to $153 million for the first six months of fiscal 2010 compared to the first six months of fiscal 2009. The increase in operating income for the three and six months ended May 2, 2010 primarily reflected increased sales of spare parts.

Display Segment

The Display segment encompasses products for manufacturing LCDs for TVs, personal computers and other video-enabled devices. The business is focused on expanding market share by differentiation with larger-scale substrates, entry into new markets, and development of products to enable cost reductions through productivity and uniformity.

	Three Months Ended		Six Months Ended
	May 2,	April 26,	May 2,	April 26,
	2010	2009	2010	2009
	(In millions)		(In millions)

New orders	$256	$13	$382	$39
Net sales	270	84	402	233
Operating income (loss)	90	(3)	115	18

New orders increased to $256 million for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009, and also increased to $382 million for the first six months of fiscal 2010 compared to the first six months of fiscal 2009. The increase in orders for the three and six months ended May 2, 2010 reflected the general recovery in the LCD market, as customers increased production levels in response to strong demand for flat panel TVs and notebook computers.

Net sales increased to $270 million for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. Net sales increased 73 percent to $402 million for the first six months of fiscal 2010 compared to the first six months of fiscal 2009. The increase in net sales for the three and six months ended May 2, 2010 reflected strong market demand for LCD products during the first half of fiscal 2010. Five customers accounted for 69 percent of net sales for the Display segment in the first six months of fiscal 2010.

The book to bill ratio increased to 1.0 for the second quarter of fiscal 2010 compared to 0.2 for the second quarter of fiscal 2009. The book to bill ratio increased to 1.0 for the first six months of fiscal 2010 compared to 0.2 for the first six months of fiscal 2009.

Operating income was $90 million for the second quarter of fiscal 2010 compared to an operating loss of $3 million for the second quarter of fiscal 2009. Operating income increased to $115 million for the first six months of fiscal 2010 compared to the first six months of fiscal 2009. The increase in operating income for the three and six months ended May 2, 2010 was due to a significant increase in net sales and more favorable product mix.

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

	Three Months Ended		Six Months Ended
	May 2,	April 26,	May 2,	April 26,
	2010	2009	2010	2009
	(In millions)		(In millions)

New orders	$378	$141	$608	$462
Net sales	166	357	487	650
Operating income (loss)	(145)	(91)	(181)	(155)

New orders more than doubled to $378 million for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. New orders increased 32 percent to $608 million for the first six months of fiscal 2010 compared to the first six months of fiscal 2009. The increase in orders for the three and six months ended May 2, 2010 reflected increased demand for c-Si products, particularly wafering and metallization products, offset by diminished demand for SunFab thin film manufacturing lines. The continued challenging credit environment for solar manufacturers and uncertain market conditions for thin film solar panels contributed to the severe reduction in orders for SunFab lines in the first half of fiscal 2010.

Net sales decreased 54 percent to $166 million for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009, and decreased 25 percent to $487 million for the first six months of fiscal 2010 compared to the first six months of fiscal 2009. The decrease in net sales for the three and six months ended May 2, 2010 reflected significantly lower sales to SunFab customers during the first half of fiscal 2010. Results for the three and six months ended April 26, 2009 reflected two more SunFab line sign offs than in the three and six months ended May 2, 2010, as well as revenue from a performance bonus from one of the SunFab factories in production.

The book to bill ratio increased to 2.3 for the second quarter of fiscal 2010 compared to 0.4 for the second quarter of fiscal 2009. The book to bill ratio increased to 1.3 for the first six months of fiscal 2010 compared to 0.7 for the first six months of fiscal 2009.

The operating loss in the Energy and Environmental Solutions segment increased 59 percent to $145 million for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009, and rose 17 percent to $181 million for the first six months of fiscal 2010 over the first six months of fiscal 2009. The increase in operating loss for the three and six months ended May 2, 2010 was primarily due to an $83 million inventory charge related to thin film solar manufacturing equipment and lower net sales to SunFab customers, partially offset by cost control initiatives. In light of the unfavorable conditions affecting the market for SunFab thin film lines, Applied does not expect that the Energy and Environmental Solutions segment will achieve its previously stated goal to achieve breakeven operating results in fiscal 2010.

During the second quarter of fiscal 2010, Applied tested goodwill for potential impairment for the Energy and Environmental Solutions reporting unit as a result of certain developments. The results of the first step of the impairment test indicated that goodwill of the Energy and Environmental Solutions reporting unit was not impaired. Applied tested goodwill of the Energy and Environmental Solutions reporting unit for impairment in light of second quarter developments that included the insolvency of one thin film line customer, inability of other thin film customers to secure financing, weaker outlooks for certain thin film customers which in turn reduced their spending plans resulting in the delay or cancellation of orders for thin film lines, and other adverse operating conditions within the solar industry.

Applied utilized the discounted cash flow method of the income approach to estimate the fair value of the Energy and Environmental Solutions reporting unit. Although considered, the market approach was not used as comparable enterprises, market-based growth rates, and gross margins were not considered to be representative of the Energy and Environmental Solutions reporting unit. While the results of the first step of the impairment test indicated that goodwill and intangible assets within the Energy and Environmental Solutions reporting unit were not impaired, the estimated fair value in excess of carrying value declined significantly from the fourth quarter of fiscal 2009, when impairment tests were last conducted, to approximately $200 million (or 19 percent over the carrying value of the reporting unit) at the end of the second quarter of fiscal 2010. The evaluation of goodwill and intangible assets for impairment requires the exercise of significant judgment. The estimates used in the impairment testing were consistent with the discrete forecasts that Applied uses to manage its business, and considered the significant developments that occurred during the quarter. Cash flows beyond the discrete forecasts were estimated using a terminal value rate, which considered the long-term earnings growth rate specific to the Energy and Environmental Solutions reporting unit. The estimated future cash flows were discounted to present value using a discount rate that was the value-weighted average of Applied’s estimated cost of equity and debt derived using both known and estimated market metrics, and was adjusted to reflect risk factors that considered both the timing and risks associated with the estimated cash flows. While there are inherent uncertainties related to the significant assumptions used and management’s application of these assumptions in conducting the goodwill impairment analysis, Applied believes that the income approach and the related assumptions used provides a reasonable estimate of the fair value of the Energy and Environmental Solutions reporting unit. In the event of future adverse business conditions in the market in which the Energy and Environmental Solutions reporting unit operates, Applied will be required to reassess and update its forecasts and estimates used in a future impairment analysis. If the results of this analysis are lower than current estimates, a material impairment charge may result at that time. (See Note 8 of Notes to Consolidated Condensed Financial Statements.)

Financial Condition, Liquidity and Capital Resources

During the six months ended May 2, 2010, cash, cash equivalents and investments increased by $298 million from $3.3 billion as of October 25, 2009.

Cash, cash equivalents and investments consisted of the following:

	May 2,	October 25,
	2010	2009
	(In millions)

Cash and cash equivalents	$1,596	$1,577
Short-term investments	739	638
Long-term investments	1,230	1,052

Total cash, cash equivalents and investments	$3,565	$3,267

Applied generated $899 million of cash in operating activities for the six months ended May 2, 2010. The primary sources of cash from operating activities for the six months ended May 2, 2010 were net income, as adjusted to exclude the effect of non-cash charges including depreciation, amortization, restructuring and asset impairments, equity based compensation, and changes in components of working capital. Applied utilized programs to discount letters of credit issued by customers of $53 million for the six months ended May 2, 2010. Discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. For the six months ended May 2, 2010, Applied factored accounts receivable of $49 million and discounted promissory notes of $1 million. Days sales outstanding for the second quarter of fiscal 2010 decreased to 57 days, compared to 67 days in the first quarter of fiscal 2010, primarily due to higher revenue and a faster collection rate. Applied’s working capital decreased to $3.6 billion at May 2, 2010 from $3.7 billion at October 25, 2009, due primarily to an increase in accounts payable and accrued expenses and income taxes payable with a decrease in income taxes receivable, which was partially offset by an increase in accounts receivable. During the second quarter of fiscal 2010, Applied received a U.S. federal income tax refund of approximately $130 million for the carryback of Applied’s net operating loss from fiscal 2009 to fiscal 2005.

Applied used $710 million of cash from investing activities during the six months ended May 2, 2010, primarily due to the acquisition of Semitool, a public company based in the state of Montana, for $323 million, net of cash acquired. Purchases of investments, net of proceeds from sales and maturities of investments, totaled $289 million. Capital expenditures were $98 million for the six months ended May 2, 2010 and included investment in the construction of a solar R&D/demonstration center in Xi’an, China and a manufacturing facility in Singapore.

Applied used $169 million of cash for financing activities during the six months ended May 2, 2010, consisting primarily of $161 million in cash dividends paid to stockholders and $100 million in common stock repurchases, offset by $97 million in proceeds from common stock issuances related to equity compensation awards. In March 2010, Applied’s Board of Directors approved a new stock repurchase program authorizing up to $2 billion in repurchases over the next three years ending in March 2013.

In March 2010, Applied’s Board of Directors also approved an increase in the quarterly cash dividend to $0.07 per share, payable on June 16, 2010 to stockholders of record as of May 26, 2010. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.

Applied has credit facilities for unsecured borrowings in various currencies of up to $1.1 billion, of which $1.0 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to expire in January 2012. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at May 2, 2010. Remaining credit facilities in the amount of approximately $85 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of the above credit facilities at May 2, 2010.

In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of May 2, 2010, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was $88 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Applied expects that changes in its business will affect its working capital components, primarily related to its Energy and Environmental Solutions segment, which includes products for manufacturing solar PVs. Applied has entered into contracts with multiple customers for its SunFab thin film line for projects of varying scale. Fulfillment of these contracts requires Applied to invest in inventory, particularly work in process, which investment may be offset by customer deposits. Applied’s purchase of inventory in anticipation of customer demand may create inventory risks. Changes in customer contracts or delays may result in inventory charges if Applied determines the inventory to be in excess of anticipated demand. During the second quarter of fiscal 2010, Applied incurred $83 million of inventory charges relating to thin film solar manufacturing equipment as a result of customer cancellations.

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

During the six months ended May 2, 2010, as part of its regular investment review process, Applied recorded impairment charges of $5 million associated with equity investments in privately-held companies. At May 2, 2010, Applied had a gross unrealized loss in its investment portfolio of $0.6 million due to a decrease in the fair value of certain fixed income securities. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely-than-not that Applied will be required to sell the security prior to any anticipated recovery in fair value. Generally, the contractual terms of the investments do not permit settlement at prices less than the amortized cost of the investments. While Applied cannot predict future market conditions or market liquidity, Applied believes that its investment policies provide an appropriate means to manage the risks in its investment portfolio.

During the six months ended May 2, 2010, Applied recorded a bad debt provision of $6 million as a result of certain customers’ financial condition. During the six months ended April 26, 2009, Applied recorded a bad debt provision of $63 million as a result of certain customers’ deteriorating financial condition. While Applied believes that its allowance for doubtful accounts at May 2, 2010 is adequate, it will continue to closely monitor customer liquidity and economic conditions.

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

Management believes that the following are critical accounting policies:

Revenue Recognition

Applied recognizes revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; seller’s price to buyer is fixed or determinable; and collectability is probable. Each sale arrangement may contain commercial terms that differ from other arrangements. In addition, Applied frequently enters into contracts that contain multiple deliverables. Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria of revenue recognition have been met in order for revenue recognition to occur in the appropriate accounting period. While changes in the allocation of the estimated sales price between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could have a material effect on Applied’s financial condition and results of operations.

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

Goodwill and Intangible Assets

Applied reviews goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also annually reviews goodwill and intangibles with indefinite lives for impairment. Intangible assets, such as purchased technology, are generally recorded in connection with a business acquisition. The value assigned to intangible assets is usually based on estimates and judgments regarding expectations for the success and life cycle of products and technology acquired. If actual product acceptance differs significantly from the estimates, Applied may be required to record an impairment charge to reduce the carrying value of the reporting unit to its realizable value. The fair value of a reporting unit is estimated using both the income approach and the market approach taking into account such factors as future anticipated operating results and estimated cost of capital. Management uses significant judgment when assessing goodwill for potential impairment, especially in emerging markets. A severe decline in market value could result in an unexpected impairment charge for impaired goodwill, which could have a material adverse effect on Applied’s business, financial condition and results of operations.

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

Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $1.9 billion at May 2, 2010. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at May 2, 2010, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $23 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated condensed statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

Certain operations of Applied are conducted in foreign currencies. Applied enters into currency forward exchange and option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 24 months. Gains and losses on these contracts are generally recognized in income at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on currency forward exchange and option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses were not material for the three and six months ended May 2, 2010.

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

To meet rapidly changing demand in the industries it serves, Applied must effectively manage its resources and production capacity for each of its segments as well as across multiple segments. During periods of increasing demand for its products, Applied must have sufficient manufacturing capacity and inventory to meet customer demand; effectively manage its supply chain; attract, retain and motivate a sufficient number of qualified employees; and continue to control costs. During periods of decreasing demand, Applied must appropriately align its cost structure with prevailing market conditions; effectively manage its supply chain; and motivate and retain key employees. If Applied does not timely and appropriately adapt to changes in its business environment, Applied’s business, financial condition or results of operations may be materially and adversely affected.

Applied is exposed to risks associated with the difficult financial markets and uncertain global economy.

The tightening of the credit markets, disruption in the financial markets, and global economic recession that began in 2008 contributed to significant slowdowns in the industries in which Applied operates. Although economic and market conditions have improved, continuing difficulties in the financial markets and uncertainty regarding the global economic recovery are posing challenges. The markets for semiconductors and flat panel displays in particular depend largely on consumer spending. Economic uncertainty exacerbates negative trends in consumer spending and may cause certain Applied customers to push out, cancel, or refrain from placing orders for equipment or services, which may reduce net sales, reduce backlog, and affect Applied’s ability to convert backlog to sales. Difficulties in obtaining capital, uncertain market conditions, or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, leading to customers’ reduced research and development funding and/or capital expenditures and, in turn, lower sales and/or additional inventory or bad debt expense for Applied. These conditions may also similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for Applied’s products or added costs. In addition, these conditions may lead to strategic alliances by, or consolidation of, other equipment manufacturers, which could adversely affect Applied’s ability to compete effectively.

Uncertainty about future economic and industry conditions also makes it more challenging for Applied to forecast its operating results, make business decisions, and identify the risks that may affect its business, sources and uses of cash, financial condition and results of operations. Applied may be required to implement additional cost reduction efforts, including restructuring activities, and/or modify its business model, which may adversely affect Applied’s ability to capitalize on opportunities in a market recovery. In addition, Applied maintains an investment portfolio that is subject to general credit, liquidity, foreign exchange, market and interest rate risks. The risks to

Applied’s investment portfolio may be exacerbated if financial market conditions deteriorate and, as a result, the value and liquidity of the investment portfolio could be negatively impacted and lead to impairment charges. If Applied does not timely and appropriately adapt to changes resulting from the uncertain macroeconomic environment and industry conditions, Applied’s business, financial condition or results of operations may be materially and adversely affected.

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

The greatest portion of Applied’s revenues and profitability historically has been derived from sales of manufacturing equipment to the global semiconductor industry. In addition, a majority of the revenues of Applied Global Services is from sales of service products to semiconductor manufacturers. The semiconductor industry is characterized by ongoing changes particular to that industry in addition to the general industry changes described in the preceding risk factor, including:

•	the increasing cost of research and development due to many factors, including: decreasing linewidths on a chip; the use of new materials such as cobalt and yttrium; more complex device structures; more applications and process steps; increasing chip design costs; and the increasing cost and complexity of an integrated manufacturing process;

•	the growing number of types and varieties of semiconductors and number of applications across multiple substrate sizes;

•	differing market growth rates and capital requirements for different applications, such as memory (including NAND flash and DRAM), logic and foundry, and Applied’s ability to compete in these market segments;

•	the increasing cost and complexity for semiconductor manufacturers to move more technically advanced capability and smaller linewidths to volume manufacturing, and the resulting impact on the rates of technology transition and investment in capital equipment;

•	semiconductor manufacturers’ increasing adoption of more productive 300mm systems and reductions in 200mm system capacity, and the resulting effect on demand for manufacturing equipment and services;

•	the decreasing rate of capital expenditures as a percentage of semiconductor manufacturers’ revenue;

•	customers’ increasing need for shorter cycle times between order placement and product shipment;

•	technology developments in related markets, such as lithography, to which Applied may need to adapt;

•	competitive factors that make it difficult to enhance market position, especially in larger market segments such as etch;

•	the increasing concentration of wafer starts in one country, Korea, where Applied’s service penetration and service-revenue-per-wafer-start have been lower than in other regions;

•	the increasing fragmentation of semiconductor markets, leading certain markets to become too small to support the cost of a new fabrication plant, while others require less technologically advanced products; and

•	the cost, technical complexity and timing of a proposed transition from 300mm to 450mm wafers.

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

The global flat panel display industry historically has experienced considerable volatility in capital equipment investment levels, due in part to the limited number of LCD manufacturers and the concentrated nature of LCD end-use applications. Recently, industry growth has depended to a considerable extent on consumer demand for increasingly larger and more advanced TVs. In addition to the general industry changes described above in the third risk factor, the display industry is characterized by ongoing changes particular to that industry, including:

•	the planned expansion of manufacturing facilities in China by display manufacturers based in other countries, and uncertainty regarding their ability to obtain government approvals;

•	technical and financial difficulties associated with transitioning to larger substrate sizes for LCDs;

•	the effect of a slowing rate of transition to larger substrate sizes on capital intensity and product differentiation;

•	new energy efficiency standards for large-screen LCD TVs; and

•	uncertainty with respect to future LCD technology end-use applications and growth drivers.

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

Applied anticipates that an increasing portion of its business will be in the emerging solar market, which, in addition to the general industry changes described above in the third risk factor, is characterized by ongoing changes specific to the solar industry, including:

•	the impact on demand for solar PV products arising from the cost of electricity generated by solar PV technology compared to the cost of electricity from the existing grid or other energy sources;

•	the varying energy policies of governments around the world and their effect in influencing the rate of growth of the solar market and between certain market segments such as rooftop (which is more suited for c-Si modules) and ground-mounted, utility-scale (which is more suited for thin film modules), including the availability and amount of government incentives for solar power such as tax credits, incentives, rebates, renewable portfolio standards that require electricity providers to sell a targeted amount of energy from renewable sources, and goals for solar installations on government facilities;

•	changes in the nature and amount of end demand for solar PVs that adversely impact the sales growth rates and profitability of Applied’s products;

•	the uncertain rate of growth for the thin film solar market, which depends in part on the relative cost and performance of competing solar products, the extent of investment or participation in the solar market by utilities and other power providers that generate, transmit or distribute power to end-users, and government incentives that target utility-scale solar;

•	evolving industry standards, such as a standard form factor for thin film solar modules;

•	varying levels of infrastructure investment for “smart grid” technologies to modernize and enhance the transmission, distribution and use of electricity, which link distributed solar PV sources to population centers, increase transmission capability, and optimize power usage;

•	regulatory and third party certification requirements, and customers’ ability to timely satisfy such requirements;

•	the increasing solar PV production capacity in China;

•	access to affordable financing and capital by customers and end-users; and

•	increasingly greater factory output and scalability of solar PVs.

If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the solar industry, its business, financial condition and results of operations could be materially and adversely affected.

Applied must adapt its business and product offerings to respond to competition and rapid technological changes.

As Applied operates in a highly competitive environment, its future success depends on many factors, including the effective commercialization and customer acceptance of its nanomanufacturing technology equipment, service and related products. In addition, Applied must successfully execute its growth strategy, including enhancing market share in existing markets, expanding into related markets, cultivating new markets and exceeding industry growth rates, while constantly improving its operational performance. The development, introduction and support of a broadening set of products in more varied competitive environments have grown increasingly complex and expensive over time. Furthermore, new or improved products may entail higher costs and reduced profits. Applied’s performance may be adversely affected if it does not timely, cost-effectively and successfully:

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

In the second quarter of fiscal 2010, approximately 90 percent of Applied’s net sales were to customers in regions outside the United States. Certain of Applied’s R&D and/or manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in China and Korea. Applied is also expanding its business and operations in new countries. The global nature of Applied’s business and operations presents challenges, including but not limited to those arising from:

•	varying regional and geopolitical business conditions and demands;

•	political and social attitudes, laws, rules, regulations and policies within countries that favor domestic companies over non-domestic companies, including customer- or government-supported efforts to promote the development and growth of local competitors;

•	variations among, and changes in, local, regional, national or international laws and regulations (including protection of intellectual property and other legal rights, and tax and import /export restrictions), as well as the interpretation and application of such laws and regulations;

•	global trade issues, including those related to the interpretation and application of import and export licenses;

•	positions taken by governmental agencies regarding possible national commercial and/or security issues posed by international business operations;

•	fluctuating raw material, commodity and energy costs;

•	challenges associated with managing more geographically and culturally diverse operations, projects and people;

•	variations in the ability to develop relationships with suppliers and other local businesses;

•	fluctuations in interest rates and currency exchange rates, including the relative strength or weakness of the U.S. dollar and the euro;

•	the need to provide sufficient levels of technical support in different locations;

•	political instability, natural disasters (such as earthquakes, floods or storms), pandemics, terrorism or acts of war in locations where Applied has operations, suppliers or sales;

•	cultural and language differences;

•	shipping costs and/or delays;

•	the need to continually improve the Company’s operating cost structure;

•	difficulties and uncertainties associated with the entry into new countries;

•	uncertainties with respect to economic growth rates in various countries; and

•	uncertainties with respect to growth rates for the manufacture and sales of semiconductors, LCDs and solar PVs in the developing economies of certain countries.

Many of these challenges are present in China and Korea, which are experiencing significant growth of both suppliers and competitors to Applied. Applied further believes that China and Korea present large potential markets for its products and opportunity for growth over the long term, although at lower projected levels of profitability and margins for certain products than historically have been achieved in other regions. In addition, Applied must regularly reassess the size, capability and location of its global infrastructure and make appropriate changes, and must have effective change management processes and procedures to address changes in its business and operations. These challenges may materially and adversely affect Applied’s business, financial condition and results of operations.

Applied is exposed to risks associated with a highly concentrated customer base.

Applied’s semiconductor and flat panel display customer bases historically have been, and are becoming even more, highly concentrated as a result of economic and industry conditions. Certain customers have experienced significant ownership or management changes, consolidated with other manufacturers, outsourced manufacturing activities, or engaged in collaboration or cooperation arrangements with other manufacturers. In addition, customers have entered into strategic alliances or industry consortia that have increased the influence of key industry participants in technology decisions made by their partners. In the solar area, while the number of solar PV manufacturing customers increases as the number of market entrants grows, the size of contracts with utility-scale customers is expected to rise in the longer term as the industry moves to greater factory output.

In this environment, contracts or orders from a relatively limited number of semiconductor and display manufacturers have accounted for, and are expected to continue to account for, a substantial portion of Applied’s business, which may result in added complexities in managing customer relationships and transactions. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they substantially reduce, delay or cancel orders, Applied may not be able to replace the business. As Applied’s products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant, non-recoverable costs. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to Applied. These factors could have a material adverse effect on Applied’s business, financial condition and results of operations.

Manufacturing interruptions or delays could affect Applied’s ability to meet customer demand, while the failure to estimate customer demand accurately could result in excess or obsolete inventory.

Applied’s business depends on its timely supply of equipment, services and related products that meet the rapidly changing technical and volume requirements of its customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers. Some key parts may be subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers located in countries other than the United States, including China and Korea. Cyclical industry conditions and the volatility of demand for manufacturing equipment increase capital, technical, operational and other risks for companies throughout Applied’s supply chain. Further, the adverse conditions in the credit and financial markets and industry slowdowns in recent periods have caused, and may continue to cause, some suppliers to scale back operations, exit businesses, merge with other companies, or file for bankruptcy protection and possibly cease operations, potentially affecting Applied’s ability to obtain quality parts on a timely basis. Applied may experience significant interruptions of its manufacturing operations, delays in its ability to deliver products or services, increased costs or customer order cancellations as a result of:

•	the failure or inability of suppliers to timely deliver sufficient quantities of quality parts;

•	volatility in the availability and cost of materials;

•	difficulties or delays in obtaining required import or export approvals;

•	information technology or infrastructure failures;

•	natural disasters (such as earthquakes, floods or storms); or

•	other causes (such as regional economic downturns, pandemics, political instability, terrorism, or acts of war) that could result in delayed deliveries, manufacturing inefficiencies, increased costs or order cancellations.

In addition, Applied’s need to rapidly increase its business and manufacturing capacity to meet increases in demand or expedited shipment schedules may exacerbate any interruptions in Applied’s manufacturing operations and supply chain and the associated effect on Applied’s working capital. Moreover, if actual demand for Applied’s products is different than expected, Applied may purchase more/fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. If Applied purchases inventory in anticipation of customer demand that does not materialize, or if customers reduce or delay orders, Applied may incur excess inventory charges. Any or all of these factors could materially and adversely affect Applied’s business, financial condition and results of operations.

Applied is exposed to risks associated with acquisitions and strategic investments.

Applied has made, and in the future intends to make, acquisitions of, and investments in, companies, technologies or products in existing, related or new markets for Applied. Acquisitions involve numerous risks, including but not limited to:

•	diversion of management’s attention from other operational matters;

•	inability to complete acquisitions as anticipated or at all;

•	inability to realize anticipated benefits;

•	failure to commercialize purchased technologies;

•	inability to capitalize on characteristics of new markets that may be significantly different from Applied’s existing markets and where competitors may have stronger market positions;

•	failure to attract, retain and motivate key employees from the acquired business;

•	exposure to new operational risks, rules, regulations, customs and practices to the extent acquired businesses are located in countries where Applied has not historically conducted business;

•	challenges associated with managing new, more diverse and more widespread operations, projects and people;

•	inability to obtain and protect intellectual property rights in key technologies;

•	inadequacy or ineffectiveness of an acquired company’s internal financial controls, disclosure controls and procedures, and/or environmental, health & safety, human resource, or other policies or practices;

•	impairment of acquired intangible assets and goodwill as a result of changing business conditions, technological advancements or worse-than-expected performance of the segment;

•	the risk of litigation or disputes with customers, suppliers, partners or stockholders of an acquisition target arising from a proposed or completed transaction;

•	unknown, underestimated and/or undisclosed commitments or liabilities;

•	inappropriate scale of acquired entities’ critical resources or facilities for business needs; and

•	ineffective integration of operations, systems, technologies, products or employees of an acquired business.

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

To better align its costs with market conditions, increase its presence in growing markets, enhance productivity, and improve efficiencies, Applied conducts engineering, software development, manufacturing, sourcing and other operations in regions outside the United States, particularly India, China, and Korea, and outsources certain functions to third parties, including companies in the United States, India, China, Korea and other countries. Outsourced functions include certain engineering, manufacturing, customer support, software development, information technology support, finance and administrative activities. The expanding role of third party providers has required changes to Applied’s existing operations and the adoption of new procedures and processes for retaining and managing these providers, as well as redistributing responsibilities as warranted, in order to realize the potential productivity and operational efficiencies, assure quality and continuity of supply, and protect Applied’s intellectual property.

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

Applied from time to time is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, product performance, product liability, unfair competition, misappropriation of trade secrets, employment, workplace safety, and other matters. Applied also on occasion receives notification from customers who believe that Applied owes them indemnification or other obligations related to claims made against such customers by third parties. In February 2010, the Seoul Prosecutor’s Office for the Eastern District in Korea indicted certain employees of

Applied Materials Korea (AMK), including the former head of AMK who at the time of indictment was a vice president of Applied Materials, Inc., along with employees of several other companies, alleging the improper receipt and use of the confidential information of a major customer. Applied is investigating the allegations and surrounding circumstances. Legal proceedings and claims, whether with or without merit, and associated internal investigations, may: be time-consuming and expensive to prosecute, defend or conduct; divert management’s attention and other Applied resources; inhibit Applied’s ability to sell its products; result in adverse judgments for damages, injunctive relief, penalties and fines; and/or negatively affect Applied’s business. There can be no assurance regarding the outcome of current or future legal proceedings, claims or investigations. If Applied is not able to favorably resolve or settle legal proceedings or claims, or in the event of any adverse findings against Applied or any of its employees, Applied’s business, financial condition and results of operations could be materially and adversely affected and Applied may suffer harm to its reputation.

Applied’s success depends in significant part on the protection of its intellectual property and other rights. Infringement of Applied’s rights by a third party, such as the unauthorized manufacture or sale of equipment or spare parts, could result in uncompensated lost market and revenue opportunities for Applied. Applied’s intellectual property rights may not provide significant competitive advantages if they are circumvented, invalidated, rendered obsolete by the rapid pace of technological change, or if Applied does not adequately protect or assert these rights. Furthermore, the laws and practices of other countries, including China, India, Taiwan and Korea, permit the protection and enforcement of Applied’s rights to varying extents, which may not be sufficient to protect Applied’s rights. Applied previously entered into an arrangement with one of its competitors to decrease the risk of patent infringement lawsuits in the future. There can be no assurance that the intended results of this arrangement will be achieved or that Applied will be able to adequately protect its intellectual property rights with the restrictions associated with the arrangement. If Applied is not able to favorably resolve or settle claims, obtain or enforce intellectual property rights, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend its intellectual property position, Applied’s business, financial condition and results of operations could be materially and adversely affected and Applied may suffer harm to its reputation.

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

The following table provides information as of May 2, 2010 with respect to the shares of common stock repurchased by Applied during the second quarter of fiscal 2010.

				Maximum Dollar
			Total Number of	Value of Shares
		Average	Shares Purchased as	That May Yet be
	Total Number of	Price Paid	Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Program*	the Program*
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)

Month #1
(February 1, 2010 to February 28, 2010)	—	$—	—	$—
Month #2
(March 1, 2010 to March 28, 2010)	4,010	$12.78	4,010	$1,949
Month #3
(March 29, 2010 to May 2, 2010)	3,621	$13.47	3,621	$1,900

Total	7,631	$13.10	7,631	$1,900

*	On March 8, 2010, the Board of Directors approved a stock repurchase program for up to $2.0 billion in repurchases over the next three years, ending March 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit
No		Description

10.67		Amendment No. 7 to the Applied Materials, Inc. Executive Deferred Compensation Plan
10.68		Amendment No. 3 to the Applied Materials, Inc. 2005 Executive Deferred Compensation Plan
10.69		Amended and restated Applied Materials, Inc. Senior Executive Bonus Plan
10.70		Amended and restated Applied Materials, Inc. Applied Incentive Plan
10.71		Form of Performance Share Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended
10.72		Form of Restricted Stock Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB	XBRL Taxonomy Extension Definition Linkbase Document
101	.PRE	XBRL Taxonomy Extension Label Linkbase Document
101	.DEF	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ GEORGE S. DAVIS
George S. Davis
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

June 9, 2010

By:	/s/ THOMAS S. TIMKO
Thomas S. Timko
Corporate Vice President,
Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)

June 9, 2010