Form 10-Q
period 2010-08-01
APPLIED MATERIALS INC /DE
filed 2010-09-03
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2010
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

Number of shares outstanding of the issuer’s common stock as of August 1, 2010: 1,336,068,013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED BALANCE SHEETS*
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
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
Item 4. [Reserved]
Item 5. Other Information
Item 6. Exhibits
EX-10.73
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	August 1,	July 26,	August 1,	July 26,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$2,517,790	$1,133,740	$6,662,232	$3,487,213
Cost of products sold	1,657,662	808,866	4,164,028	2,615,244

Gross margin	860,128	324,874	2,498,204	871,969
Operating expenses:
Research, development and engineering	290,398	234,052	865,329	699,927
General and administrative	145,994	88,487	396,572	330,808
Marketing and selling	105,754	79,518	303,369	248,311
Restructuring and asset impairments	135,331	—	248,143	159,481

Total operating expenses	677,477	402,057	1,813,413	1,438,527
Income (loss) from operations	182,651	(77,183)	684,791	(566,558)
Pre-tax loss of equity method investment	—	—	—	34,983
Impairment of equity method investment and strategic investments	7,804	2,341	12,665	79,422
Interest expense	5,496	4,893	15,762	15,945
Interest income	8,480	10,233	27,253	37,257

Income (loss) before income taxes	177,831	(74,184)	683,617	(659,651)
Provision (benefit) for income taxes	54,735	(19,319)	213,766	(216,462)

Net income (loss)	$123,096	$(54,865)	$469,851	$(443,189)

Earnings (loss) per share:
Basic	$0.09	$(0.04)	$0.35	$(0.33)
Diluted	$0.09	$(0.04)	$0.35	$(0.33)
Weighted average number of shares:
Basic	1,339,660	1,333,278	1,342,068	1,331,410
Diluted	1,348,808	1,333,278	1,350,587	1,331,410

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS*

	August 1,	October 25,
	2010	2009
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1,564,337	$1,576,381
Short-term investments	783,799	638,349
Accounts receivable, net	1,721,496	1,041,495
Inventories	1,590,052	1,627,457
Deferred income taxes, net	577,442	356,336
Income taxes receivable	—	184,760
Other current assets	314,622	264,169

Total current assets	6,551,748	5,688,947
Long-term investments	1,279,515	1,052,165
Property, plant and equipment, net	983,790	1,090,433
Goodwill	1,336,426	1,170,932
Purchased technology and other intangible assets, net	300,401	306,416
Deferred income taxes and other assets	274,268	265,350

Total assets	$10,726,148	$9,574,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,848	$1,240
Accounts payable and accrued expenses	1,643,606	1,061,502
Customer deposits and deferred revenue	1,036,938	864,280
Income taxes payable	207,080	12,435

Total current liabilities	2,889,472	1,939,457
Long-term debt	204,438	200,654
Employee benefits and other liabilities	354,099	339,524

Total liabilities	3,448,009	2,479,635

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock: $.01 par value per share; 2,500,000 shares authorized; 1,336,068 and 1,340,917 shares outstanding at August 1, 2010 and October 25, 2009, respectively	13,361	13,409
Additional paid-in capital	5,368,862	5,195,437
Retained earnings	11,135,753	10,934,004
Treasury stock: 523,791 and 508,254 shares at August 1, 2010 and October 25, 2009, respectively, net	(9,246,407)	(9,046,562)
Accumulated other comprehensive income (loss)	6,570	(1,680)

Total stockholders’ equity	7,278,139	7,094,608

Total liabilities and stockholders’ equity	$10,726,148	$9,574,243

*	Amounts as of August 1, 2010 are unaudited. Amounts as of October 25, 2009 are derived from the October 25, 2009 audited consolidated financial statements.

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
	(Unaudited)
	(In thousands)

Nine Months Ended August 1, 2010
Balance at October 25, 2009	1,340,917	$13,409	$5,195,437	$10,934,004	$(9,046,562)	$(1,680)	$7,094,608
Components of comprehensive income, net of tax:
Net income	—	—	—	469,851	—	—	469,851
Change in unrealized net gain on investments	—	—	—	—	—	6,876	6,876
Change in unrealized net gain on derivative instruments	—	—	—	—	—	1,359	1,359
Change in defined and postretirement benefit plans liability	—	—	—	—	—	74	74
Translation adjustments	—	—	—	—	—	(59)	(59)

Comprehensive income							478,101
Dividends	—	—	—	(268,102)	—	—	(268,102)
Share-based compensation	—	—	94,772	—	—	—	94,772
Issuance under stock plans, net of a tax detriment of $11,842 and other	10,689	107	78,653	—	—	—	78,760
Common stock repurchases	(15,538)	(155)	—	—	(199,845)	—	(200,000)

Balance at August 1, 2010	1,336,068	$13,361	$5,368,862	$11,135,753	$(9,246,407)	$6,570	$7,278,139

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	August 1,	July 26,
	2010	2009
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$469,851	$(443,189)
Adjustments required to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	235,742	219,609
Loss on fixed asset retirements	14,505	16,165
Provision for bad debts	6,718	62,539
Restructuring and asset impairments	248,143	159,481
Deferred income taxes	(214,984)	96,117
Net recognized loss on investments	15,532	13,083
Pre-tax loss of equity method investment	—	34,983
Impairment of investments	12,665	79,422
Share-based compensation	94,772	116,114
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(648,477)	786,319
Inventories	100,305	238,510
Income taxes receivable	184,760	(296,330)
Other current assets	(37,936)	49,990
Other assets	(6,643)	(7,134)
Accounts payable and accrued expenses	374,037	(632,193)
Customer deposits and deferred revenue	166,799	(314,250)
Income taxes payable	192,054	(122,967)
Employee benefits and other liabilities	(10,109)	36,527

Cash provided by operating activities	1,197,734	92,796

Cash flows from investing activities:
Capital expenditures	(134,044)	(187,804)
Cash paid for acquisition, net of cash acquired	(322,599)	—
Proceeds from sales and maturities of investments	967,067	1,121,026
Purchases of investments	(1,357,261)	(649,417)

Cash provided by (used in) investing activities	(846,837)	283,805

Cash flows from financing activities:
Debt repayments, net	(5,684)	(241)
Proceeds from common stock issuances	98,920	29,406
Common stock repurchases	(200,000)	(22,906)
Payment of dividends to stockholders	(255,032)	(239,756)

Cash used in financing activities	(361,796)	(233,497)

Effect of exchange rate changes on cash and cash equivalents	(1,145)	742

Increase (decrease) in cash and cash equivalents	(12,044)	143,846

Cash and cash equivalents — beginning of period	1,576,381	1,411,624

Cash and cash equivalents — end of period	$1,564,337	$1,555,470

Supplemental cash flow information:
Cash payments for income taxes	$255,109	$192,027
Cash refunds of income taxes	$199,149	52,402
Cash payments for interest	$7,196	$7,212

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1	Basis of Presentation

Basis of Presentation

In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 25, 2009 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 25, 2009 (2009 Form 10-K). Applied’s results of operations for the three and nine months ended August 1, 2010 are not necessarily indicative of future operating results.

Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2010 contains 53 weeks, while fiscal 2009 contained 52 weeks, and the first nine months of fiscal 2010 contained 40 weeks, while the first nine months of fiscal 2009 contained 39 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, Applied evaluates its estimates, including those related to accounts receivable and sales allowances, fair values of financial instruments, inventories, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, and income taxes, among others. Applied bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

In the third quarter of fiscal 2010, Applied initiated a plan to restructure its Energy and Environmental Solutions segment. The action was in response to adverse market conditions for thin film solar, including delays in utility-scale solar adoption, solar panel manufacturers’ challenges in obtaining affordable capital, changes and uncertainty in government renewable energy policies, and competitive pressure from crystalline silicon (c-Si) solar technologies. Under this plan, Applied incurred charges totaling $405 million, which included inventory-related charges of $247 million related to SunFab thin film solar equipment, asset impairment charges of $110 million, employee severance charges of $45 million, and other costs of $3 million. In addition, during the third quarter of fiscal 2010, Applied revised the cost estimate of a global workforce reduction program, originally announced in November 2009, as a result of changes in business requirements and recorded a favorable adjustment of $20 million.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

Basic earnings (loss) per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, restricted stock units, and employee stock purchase plans shares) outstanding during the period. Applied’s net income (loss) has not been adjusted for any period presented for purposes of computing basic or diluted earnings (loss) per share due to the Company’s non-complex capital structure. For purposes of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair market value of Applied common stock for the period as the effect would be anti-dilutive. Potential common shares have not been included in the calculation of diluted net loss per share for the three and nine months ended July 26, 2009 as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for the three and nine months ended July 26, 2009 are the same.

	Three Months Ended		Nine Months Ended
	August 1,	July 26,	August 1,	July 26,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Numerator:
Net income (loss)	$123,096	$(54,865)	$469,851	$(443,189)
Denominator:
Weighted average common shares outstanding	1,339,660	1,333,278	1,342,068	1,331,410
Effect of dilutive stock options, restricted stock units and employee stock purchase plans shares	9,148	—	8,519	—

Denominator for diluted earnings (loss) per share	1,348,808	1,333,278	1,350,587	1,331,410

Basic earnings (loss) per share	$0.09	$(0.04)	$0.35	$(0.33)
Diluted earnings (loss) per share	$0.09	$(0.04)	$0.35	$(0.33)
Potentially dilutive securities	33,700	91,655	33,844	91,655

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 3	Cash, Cash Equivalents and Investments

Summary of Cash, Cash Equivalents and Investments

The following tables summarizes Applied’s cash, cash equivalents and investments by security type:

		Gross	Gross
		Unrealized	Unrealized	Estimated
August 1, 2010	Cost	Gains	Losses	Fair Value
	(In thousands)

Cash	$624,590	$—	$—	$624,590

Cash equivalents:
Money market funds	873,705	—	—	873,705
U.S. Treasury and agency securities	66,060	—	18	66,042

Total Cash equivalents	939,765	—	18	939,747

Total Cash and Cash equivalents	$1,564,355	$—	$18	$1,564,337

Short-term and Long-term investments:
U.S. Treasury and agency securities	$839,798	$9,598	$25	$849,371
Obligations of states and political subdivisions	510,072	6,644	5	516,711
U.S. commercial paper, corporate bonds and medium-term notes	365,365	6,082	54	371,393
Other debt securities*	229,891	5,531	346	235,076

Total fixed income securities	1,945,126	27,855	430	1,972,551
Publicly traded equity securities	13,854	14,708	—	28,562
Equity investments in privately-held companies	62,201	—	—	62,201

Total Short-term and Long-term investments	$2,021,181	$42,563	$430	$2,063,314

Total Cash, Cash equivalents and Investments	$3,585,536	$42,563	$448	$3,627,651

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
		Unrealized	Unrealized	Estimated
October 25, 2009	Cost	Gains	Losses	Fair Value
	(In thousands)

Cash	$341,127	$—	$—	$341,127

Cash equivalents:
Money market funds	1,235,254	—	—	1,235,254

Total Cash equivalents	1,235,254	—	—	1,235,254

Total Cash and Cash equivalents	$1,576,381	$—	$—	$1,576,381

Short-term and Long-term investments:
U.S. Treasury and agency securities	$653,627	$8,013	$170	$661,470
Obligations of states and political subdivisions	419,640	7,597	—	427,237
U.S. commercial paper, corporate bonds and medium-term notes	382,550	5,676	281	387,945
Other debt securities*	103,193	1,430	391	104,232

Total fixed income securities	1,559,010	22,716	842	1,580,884
Publicly traded equity securities	9,572	9,439	—	19,011
Equity investments in privately-held companies	90,619	—	—	90,619

Total Short-term and Long-term investments	$1,659,201	$32,155	$842	$1,690,514

Total Cash, Cash equivalents and Investments	$3,235,582	$32,155	$842	$3,266,895

*	Other debt securities consist primarily of investment grade asset-backed and mortgage-backed securities.

Maturities of Investments

The following table summarizes the contractual maturities of Applied’s investments at August 1, 2010:

		Estimated
	Cost	Fair Value
	(In thousands)

Due in one year or less	$752,111	$755,220
Due after one through five years	959,665	978,408
Due after five years	3,459	3,847
No single maturity date**	305,946	325,839

	$2,021,181	$2,063,314

**	Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Gains and Losses on Investments

Gross realized gains and losses on sales of investments during the three and nine months ended August 1, 2010 and July 26, 2009 were as follows:

	Three Months Ended		Nine Months Ended
	August 1,	July 26,	August 1,	July 26,
	2010	2009	2010	2009
	(In thousands)

Gross realized gains	$1,297	$992	$3,185	$5,796
Gross realized losses	$654	$1,491	$1,323	$10,468

At August 1, 2010, Applied had a gross unrealized loss of $0.4 million due to a decrease in the fair value of certain fixed income securities. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss is temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied has determined that the gross unrealized losses on its marketable securities at August 1, 2010 are temporary in nature and therefore it did not recognize any impairment of its marketable securities for the three and nine months ended August 1, 2010. At August 1, 2010, Applied determined that certain of its equity investments in privately-held companies were other-than-temporarily impaired and, accordingly, recognized impairment charges in the amounts of $8 million and $13 million for the three and nine months ended August 1, 2010, respectively. Impairment charges associated with equity investments in privately-held companies for the three months ended July 26, 2009 totaled $2 million. Impairment charges associated with financial assets for the nine months ended July 26, 2009 totaled $79 million, consisting of the following: equity method investment, $45 million; publicly-traded equity securities, $20 million; and equity investments in privately-held companies, $14 million.

The following table provides the fair market value of Applied’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired as of August 1, 2010.

	In Loss Position for		In Loss Position for
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

U.S. Treasury and agency securities	$84,630	$38	$7,558	$5	$92,188	$43
Obligations of states and political subdivisions	5,667	5	—	—	5,667	5
U.S. commercial paper, corporate bonds and medium-term notes	44,137	54	—	—	44,137	54
Other debt securities	30,817	196	1,641	150	32,458	346

Total	$165,251	$293	$9,199	$155	$174,450	$448

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

Applied’s financial assets are measured and recorded at fair value, except for equity investments held in privately-held companies. These equity investments are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when events or circumstances indicate that an other-than-temporary decline in value may have occurred. Applied’s nonfinancial assets, such as goodwill, intangible assets, and property, plant and equipment, are recorded at cost and are assessed for impairment when events or circumstances indicate that an other-than-temporary decline in value may have occurred.

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

Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of August 1, 2010, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities (excluding cash balances) measured at fair value on a recurring basis are summarized below as of August 1, 2010 and October 25, 2009:

	August 1, 2010				October 25, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)				(In thousands)

Assets:
Money market funds	$873,705	$—	$—	$873,705	$1,235,254	$—	$—	$1,235,254
U.S. Treasury and agency securities	172,781	742,632	—	915,413	145,166	516,304	—	661,470
Obligations of states and political subdivisions	—	516,711	—	516,711	—	427,237	—	427,237
U.S. commercial paper, corporate bonds and medium-term notes	—	371,393	—	371,393	—	387,945	—	387,945
Other debt securities	—	235,076	—	235,076	—	104,232	—	104,232
Publicly traded equity securities	28,562	—	—	28,562	19,011	—	—	19,011
Foreign exchange derivative assets	—	6,167	—	6,167	—	2,173	—	2,173

Total	$1,075,048	$1,871,979	$—	$2,947,027	$1,399,431	$1,437,891	$—	$2,837,322

Liabilities:
Foreign exchange derivative liabilities	$—	$(2,191)	$—	$(2,191)	$—	$(1,678)	$—	$(1,678)

Total	$—	$(2,191)	$—	$(2,191)	$—	$(1,678)	$—	$(1,678)

There were no significant transfers in and out of Level 1 and Level 2 fair value measurements during the three and nine months ended August 1, 2010. During the three and nine months ended July 26, 2009, Level 3 assets consisted of asset-backed and mortgage-backed securities, the values of which were based on non-binding, broker-provided price quotes and may not have been corroborated by observable market data. The following table presents the activity in Level 3 instruments during the periods indicated below:

	Three Months Ended		Nine Months Ended
	August 1, 2010	July 26, 2009	August 1, 2010	July 26, 2009
	Level 3	Level 3	Level 3	Level 3
	(In thousands)	(In thousands)	(In thousands)	(In thousands)

Balance, beginning of period	$—	$2,285	$—	$13,100
Total realized and unrealized losses:
Included in earnings	—	908	—	(1,859)
Included in other comprehensive loss	—	(27)	—	(1,152)
Purchases, sales, and maturities	—	(1,996)	—	(8,991)
Transfers out of Level 3, net	—	438	—	510

Balance, end of period	$—	$1,608	$—	$1,608

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. Equity investments in privately-held companies totaled $62 million at August 1, 2010, of which $39 million of investments were accounted for under the cost method of accounting and $23 million of investments had been measured at fair value on a non-recurring basis due to an other-than-temporary decline in value. At July 26, 2009, equity investments in privately-held companies totaled $90 million, of which $48 million of investments were accounted for under the cost method of accounting and $42 million of investments had been measured at fair value on a non-recurring basis due to an other-than-temporary decline in value.

The following tables present the balances of equity securities at August 1, 2010 and July 26, 2009 that had been measured at fair value on a non-recurring basis, using the process described above, and the impairment charges recorded during the three and nine months then ended:

Impairment of Equity Investments
in Privately-Held Companies
				Three Months	Nine Months
				Ended	Ended
	Level 1	Level 2	Level 3	August 1, 2010	August 1, 2010
(In thousands)

Equity investments in privately-held companies measured at fair value on a non-recurring basis during fiscal 2010	$—	$—	$22,970	$7,804	$12,665

Impairment of Equity Investments
in Privately-Held Companies
				Three Months	Nine Months
				Ended	Ended
	Level 1	Level 2	Level 3	July 26, 2009	July 26, 2009
(In thousands)

Equity investments in privately-held companies measured at fair value on a non-recurring basis during fiscal 2009	$—	$—	$42,110	$2,341	$14,402

Other

The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. At August 1, 2010, the carrying amount of long-term debt was $206 million and the estimated fair value was $240 million. At October 25, 2009, the carrying amount of long-term debt was $202 million and the estimated fair value was $216 million. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 5	Derivative Instruments and Hedging Activities

Derivative Financial Instruments

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

Derivative instruments and hedging activities, including foreign currency exchange contracts, are recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, are recognized currently in earnings. All of Applied’s derivative financial instruments are recorded at their fair value in other current assets or in accounts payable and accrued expenses.

Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income or loss (AOCI) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to derivative instruments included in AOCI at August 1, 2010 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized promptly in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three and nine months ended August 1, 2010. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three months ended July 26, 2009 and was $25 million for the nine months ended July 26, 2009.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Fair values of derivative instruments were as follows:

		Asset Derivatives			Liability Derivatives
	Balance Sheet	August 1,	October 25,	Balance Sheet	August 1,	October 25,
	Location	2010	2009	Location	2010	2009

Derivatives Designated as Hedging Instruments

Foreign exchange contracts	Other current assets	$4,512	$1,811	Accounts payable and accrued expenses	$1,821	$1,225

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts	Other current assets	$1,655	$362	Accounts payable and accrued expenses	$370	$453

Total derivatives		$6,167	$2,173		$2,191	$1,678

The effect of derivative instruments on the Consolidated Condensed Statement of Operations for the three months and nine months ended August 1, 2010 and July 26, 2009 was as follows:

		Three Months Ended August 1, 2010			Three Months Ended July 26, 2009
				Ineffective Portion			Ineffective Portion
				and Amount			and Amount
	Location of Gain			Excluded from			Excluded from
	or (Loss)			Effectiveness			Effectiveness
	Reclassified from	Effective Portion		Testing	Effective Portion		Testing
	AOCI into	Gain or	Gain or (Loss)		Gain or	Gain or (Loss)
	Income or	(Loss)	Reclassified	Gain or (Loss)	(Loss)	Reclassified	Gain or (Loss)
	Recognized in	Recognized	from AOCI into	Recognized in	Recognized	from AOCI into	Recognized in
	Income	in AOCI	Income	Income	in AOCI	Income	Income
		(In thousands)			(In thousands)

Derivatives in Cash Flow Hedging Relationships

Foreign exchange contracts	Cost of products sold	$(3,259)	$(1,321)	$(1,386)	$3,522	$(52)	$(303)
Foreign exchange contracts	General and administrative	—	(3,179)	(372)	—	2,859	(203)
Foreign exchange contracts	Research, development and engineering	—	(82)	—	—	(82)	—

Total		$(3,259)	$(4,582)	$(1,758)	$3,522	$2,725	$(506)

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

		Nine Months Ended August 1, 2010			Nine Months Ended July 26, 2009
				Ineffective Portion			Ineffective Portion
				and Amount			and Amount
	Location of Gain			Excluded from			Excluded from
	or (Loss)			Effectiveness			Effectiveness
	Reclassified from	Effective Portion		Testing	Effective Portion		Testing
	AOCI into Income	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)
	or Recognized	Recognized in	Reclassified from	Recognized in	Recognized in	Reclassified from	Recognized in
	in Income	AOCI	AOCI into Income	Income	AOCI	AOCI into Income	Income
		(In thousands)			(In thousands)

Derivatives in Cash Flow Hedging Relationships

Foreign exchange contracts	Cost of products sold	$(4,866)	$(2,488)	$(1,685)	$(4,598)	$(8,953)	$(3,161)
Foreign exchange contracts	General and administrative	—	(4,266)	(1,316)	—	(9,345)	24,039
Foreign exchange contracts	Research, development and engineering	—	(245)	—	—	(245)	—

Total		$(4,866)	$(6,999)	$(3,001)	$(4,598)	$(18,543)	$20,878

		Three Months Ended		Nine Months Ended
		August 1, 2010	July 26, 2009	August 1, 2010	July 26, 2009
Location of Gain
or (Loss)
	Recognized	Amount of Gain or (Loss)		Amount of Gain or (Loss)
	in Income	Recognized in Income		Recognized in Income
		(In thousands)		(In thousands)

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts	General and administrative	$(8,395)	$(1,518)	$(12,075)	$(11,410)

Total		$(8,395)	$(1,518)	$(12,075)	$(11,410)

Credit Risk Contingent Features

If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of August 1, 2010.

Entering into foreign exchange contracts with banks exposes Applied to credit-related losses in the event of the banks’ nonperformance. However, Applied’s exposure is not considered significant.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 6	Accounts Receivable, Net

Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied also discounts letters of credit through various financial institutions. Applied sells its accounts receivable without recourse. Details of discounted letters of credit, factored accounts receivable and discounted promissory notes for the three and nine months ended August 1, 2010 and July 26, 2009 were as follows:

	Three Months Ended		Nine Months Ended
	August 1,	July 26,	August 1,	July 26,
	2010	2009	2010	2009
	(In thousands)

Discounted letters of credit	$80,886	$99,407	$134,148	$152,107
Factored accounts receivable	54,939	1,620	103,630	23,504
Discounted promissory notes	862	597	1,959	2,913

Total	$136,687	$101,624	$239,737	$178,524

Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.

Accounts receivable are presented net of allowance for doubtful accounts of $74 million at August 1, 2010 and $67 million at October 25, 2009. Applied sells principally to manufacturers within the semiconductor, display and solar industries. As a result of challenging economic and industry conditions, certain of these manufacturers may experience difficulties in meeting their obligations in a timely manner. While Applied believes that its allowance for doubtful accounts is adequate and represents Applied’s best estimate at August 1, 2010, Applied will continue to closely monitor customer liquidity and other economic conditions, which may result in changes to Applied’s estimates regarding collectability.

Note 7	Balance Sheet Detail

	August 1,	October 25,
	2010	2009
	(In thousands)

Inventories
Customer service spares	$326,308	$263,688
Raw materials	222,474	351,824
Work-in-process	603,588	667,484
Finished goods	437,682	344,461

	$1,590,052	$1,627,457

Inventories are stated at the lower of cost or market, with cost determined on a FIFO basis. Included in finished goods inventory is $171 million at August 1, 2010, and $133 million at October 25, 2009, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1.

Applied adjusts inventory carrying value for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Applied fully reserves for inventories and noncancelable purchase orders for inventory deemed obsolete. Applied performs periodic reviews of inventory items to identify excess inventories on hand by comparing on-hand balances to anticipated usage using recent historical activity as well as anticipated or forecasted demand. If estimates of

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

customer demand diminish further or market conditions become less favorable than those projected by Applied, additional inventory adjustments may be required. During the first nine months of fiscal 2010, Applied incurred inventory-related charges, including $330 million associated with SunFab thin film solar equipment.

	August 1,	October 25,
	2010	2009
	(In thousands)

Property, Plant and Equipment, Net
Land and improvements	$227,144	$228,057
Buildings and improvements	1,233,091	1,164,384
Demonstration and manufacturing equipment	665,181	654,779
Furniture, fixtures and other equipment	722,065	713,505
Construction in progress	18,058	146,232

Gross property, plant and equipment	2,865,539	2,906,957
Accumulated depreciation	(1,881,749)	(1,816,524)

	$983,790	$1,090,433

Accounts Payable and Accrued Expenses
Accounts payable	$628,326	$477,148
Compensation and employee benefits	321,994	134,949
Warranty	147,200	117,537
Dividends payable	93,525	80,455
Other accrued taxes	94,792	36,954
Restructuring reserve	112,425	31,581
Other	245,344	182,878

	$1,643,606	$1,061,502

Customer Deposits and Deferred Revenue
Customer deposits	$602,283	$564,412
Deferred revenue	434,655	299,868

	$1,036,938	$864,280

During the first nine months of fiscal 2010, Applied incurred asset impairment charges of $119 million primarily related to the restructuring of its Energy and Environmental Solutions segment. As of August 1, 2010, other accrued expenses included $42 million in contractual termination obligation charges.

Note 8	Goodwill, Purchased Technology and Other Intangible Assets

Goodwill and Purchased Intangible Assets

Applied’s methodology for allocating the purchase price relating to purchase acquisitions is determined through established and generally accepted valuation techniques. Goodwill is measured as the excess of the cost of the acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. Applied assigns assets acquired (including goodwill) and liabilities assumed to one or more reporting units as of the date of acquisition. Typically, acquisitions relate to a single reporting unit and thus do not require the allocation of goodwill to multiple reporting units. If the products obtained in an acquisition are assigned to multiple reporting units, the goodwill is distributed to the respective reporting units as part of the purchase price allocation process.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The process of evaluating the potential impairment of goodwill and intangible assets requires significant judgment, especially in emerging markets. Applied regularly monitors current business conditions and other factors including, but not limited to, adverse industry or economic trends, restructuring actions and lower projections of profitability that may impact future operating results. For goodwill, Applied performs a two-step impairment test. In the first step, Applied compares the estimated fair value of each reporting unit to its carrying value. Applied’s reporting units are consistent with the reportable segments identified in Note 15, based on the manner in which Applied operates its business and the nature of those operations. Applied determines the fair value of each of its reporting units based on a weighting of income and market approaches. Under the income approach, Applied calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Estimated future cash flows will be impacted by a number of factors including anticipated future operating results, estimated cost of capital and/or discount rates. Under the market approach, Applied estimates the fair value based on market multiples of revenue or earnings for comparable companies, as appropriate. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then Applied would perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. Applied would then allocate the fair value of the reporting unit to all of the assets and liabilities of that unit, as if Applied had acquired the reporting unit in a business combination, with the fair value of the reporting unit being the “purchase price.” The excess of the “purchase price” over the carrying amounts assigned to assets and liabilities represents the implied fair value of goodwill. If Applied determined that the carrying value of a reporting unit’s goodwill exceeded its implied fair value, Applied would record an impairment equal to the difference.

Applied conducted impairment tests in the fourth quarter of fiscal 2009, and the results of the first step of the impairment test indicated that Applied’s goodwill and purchased intangible assets with indefinite useful lives for each of its reporting units were not impaired. During both the second and third quarters of fiscal 2010, Applied tested goodwill of the Energy and Environmental Solutions reporting unit for potential impairment and the results of the first step of the impairment test for each quarter indicated that there was no impairment. Applied tested goodwill of the Energy and Environmental Solutions reporting unit for impairment in the second fiscal quarter in light of developments that included the insolvency of a thin film solar customer, inability of other thin film solar customers to secure financing, weaker outlooks for certain customers that in turn reduced their spending plans resulting in the delay or cancellation of thin film production lines, and other adverse operating conditions affecting the solar industry. Applied tested goodwill of the Energy and Environmental Solutions reporting unit for impairment in the third fiscal quarter in light of the restructuring announced during the quarter.

Applied utilized the discounted cash flow method of the income approach to estimate the fair value of the Energy and Environmental Solutions reporting unit. Although considered, the market approach was not used as comparable enterprises, market-based growth rates, and gross margins were determined not to be representative of the Energy and Environmental Solutions reporting unit. For the second quarter of fiscal 2010, while the results of the first step of the impairment test indicated that goodwill and intangible assets within the Energy and Environmental Solutions reporting unit were not impaired, the estimated fair value in excess of carrying value had declined from the fourth quarter of fiscal 2009 to the end of the second quarter of fiscal 2010 to approximately $200 million (or 19 percent over the carrying value of the reporting unit). For the third quarter of fiscal 2010, the results of the first step of the impairment test indicated that goodwill and intangible assets within the Energy and Environmental Solutions reporting unit were not impaired and that the estimated fair value in excess of carrying value had increased from the fourth quarter of fiscal 2009 to the end of the third quarter of fiscal 2010 to approximately $1.3 billion (or 165 percent over the carrying value of the reporting unit). The estimates used in the impairment testing were consistent with the discrete forecasts that Applied uses to manage its business, and considered the significant developments that occurred during the quarter. Cash flows beyond the discrete forecasts

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

were estimated using a terminal value rate, which considered the long-term earnings growth rate specific to the Energy and Environmental Solutions reporting unit. The change in the estimated fair value in excess of the carrying value from the second fiscal quarter was due primarily to changes in the business mix of forecasted future operating results and a reduction in the carrying value of the reporting unit. The reduction in the carrying value of the reporting unit was due to inventory-related charges and asset impairments recognized during the third fiscal quarter. The estimated future cash flows were discounted to present value using a discount rate that was the value-weighted average of Applied’s estimated cost of equity and debt derived using both known and estimated market metrics, and was adjusted to reflect risk factors that considered both the timing and risks associated with the estimated cash flows. In the event of future adverse business conditions in the market in which the Energy and Environmental Solutions reporting unit operates, Applied will reassess and update its forecasts and estimates used in a future impairment analysis. If the results of this analysis are lower than current estimates, a material impairment charge may result at that time.

Details of indefinite-lived intangible assets were as follows:

	August 1, 2010			October 25, 2009
		Other			Other
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
	(In thousands)

Silicon Systems Group	$381,305	$—	$381,305	$223,584	$—	$223,584
Applied Global Services	177,184	17,400	194,584	177,184	17,860	195,044
Display	115,908	—	115,908	115,908	—	115,908
Energy and Environmental Solutions	662,029	—	662,029	654,256	—	654,256

Carrying amount	$1,336,426	$17,400	$1,353,826	$1,170,932	$17,860	$1,188,792

From October 25, 2009 to August 1, 2010, goodwill increased by $158 million due to the acquisition of Semitool, Inc. (Semitool), and by $7 million due to an asset purchase from Advent Solar, Inc. (Advent Solar), both during the first quarter of fiscal 2010 (see Note 16). Other intangible assets that are not subject to amortization consist primarily of a trade name.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

indicators as significant differences in actual product acceptance from the estimates, changes in the competitive and economic environment, technological advances, and changes in cost structure.

Details of amortized intangible assets were as follows:

	August 1, 2010			October 25, 2009
		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total
	(In thousands)

Silicon Systems Group	$310,259	$19,800	$330,059	$244,558	$—	$244,558
Applied Global Services	32,089	60,564	92,653	39,729	60,564	100,293
Display	109,828	33,500	143,328	109,828	33,500	143,328
Energy and Environmental Solutions	105,305	231,667	336,972	160,805	235,565	396,370

Gross carrying amount	$557,481	$345,531	$903,012	$554,920	$329,629	$884,549

Silicon Systems Group	$(244,651)	$(4,984)	$(249,635)	$(238,628)	$—	$(238,628)
Applied Global Services	(17,944)	(42,142)	(60,086)	(19,974)	(38,635)	(58,609)
Display	(95,160)	(21,667)	(116,827)	(91,364)	(19,602)	(110,966)
Energy and Environmental Solutions	(33,833)	(159,630)	(193,463)	(50,127)	(137,663)	(187,790)

Accumulated amortization	$(391,588)	$(228,423)	$(620,011)	$(400,093)	$(195,900)	$(595,993)

Carrying amount	$165,893	$117,108	$283,001	$154,827	$133,729	$288,556

From October 25, 2009 to August 1, 2010, the change in gross carrying amount of the amortized intangible assets was approximately $18 million, primarily due the acquisition of Semitool during the first quarter of fiscal 2010, offset by impairment of intangible assets in connection with restructuring of the Energy and Environmental Solutions segment in the third quarter of fiscal 2010. Aggregate amortization expense was $17 million and $22 million for the three months ended August 1, 2010 and July 26, 2009, respectively, and $71 million and $67 million for the nine months ended August 1, 2010 and July 26, 2009, respectively.

As of August 1, 2010, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In thousands)

2010	$13,712
2011	52,673
2012	51,342
2013	48,633
2014	40,986
Thereafter	75,655

$283,001

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 9	Warranty, Guarantees and Contingencies

Warranty

Changes in the warranty reserves during the three and nine months ended August 1, 2010 and July 26, 2009 were as follows:

	Three Months Ended		Nine Months Ended
	August 1,	July 26,	August 1,	July 26,
	2010	2009	2010	2009
	(In thousands)

Beginning balance	$140,369	$131,871	$117,537	$142,846
Provisions for warranty	36,665	19,052	102,611	64,771
Consumption of reserves	(29,834)	(32,421)	(72,948)	(89,115)

Ending balance	$147,200	$118,502	$147,200	$118,502

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

Guarantees

During the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of August 1, 2010, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was $50 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Applied also has agreements with various global banks to facilitate subsidiary banking operations world-wide, including overdraft arrangements, bank guarantees and letters of credit. As of August 1, 2010, Applied Materials, Inc. has provided parent guarantees to banks for approximately $175 million to cover these arrangements.

Legal matters

Semitool Shareholder Litigation

On November 17, 2009, Applied announced that it was making a tender offer to acquire all of the outstanding shares of Semitool in accordance with an Agreement and Plan of Merger entered into with Semitool. Following this announcement, three lawsuits were filed by Semitool shareholders in the District Court of the Eleventh Judicial District Court for the State of Montana, County of Flathead, against Semitool, Semitool’s directors, Applied Materials, Inc. and Applied’s acquisition subsidiary. The actions sought certification of a class of all holders of Semitool common stock, except the defendants and their affiliates. The complaints alleged that Semitool’s directors breached their fiduciary duties by, among other things, failing to maximize shareholder value and failing to disclose material information, and that Applied aided and abetted such alleged breaches. The actions sought injunctive relief, damages and attorneys’ fees.

On December 14, 2009, all parties in these cases reached an agreement in principle to settle the matters and the plaintiffs withdrew their motion to enjoin consummation of the transaction. Without admitting any wrongdoing or fault, Semitool disclosed certain additional information in its Schedule 14D-9 filed with the Securities and

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Exchange Commission on December 14, 2009. Following the tender of shares representing over 95 percent of the outstanding shares of Semitool common stock, the merger of Semitool into Applied’s acquisition subsidiary was completed on December 21, 2009. Pursuant to a memorandum of understanding between the parties, plaintiffs conducted discovery to confirm the fairness and reasonableness of the settlement and defendants agreed not to object to an application by plaintiffs’ counsel for an award of attorneys’ fees and expenses in an amount up to $200,000. A class of Semitool’s public shareholders is expected to be certified solely for purposes of settlement, which, if approved by the Court, will result in a complete and final discharge of all claims on behalf of the class.

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

In 2004, Applied filed a complaint for patent infringement against Jusung in the Hsinchu District Court in Taiwan seeking damages and a permanent injunction for infringement of a patent related to chemical vapor deposition (CVD) equipment, and this case remains pending. Jusung Pacific unsuccessfully sought invalidation of Applied’s CVD patent in the Taiwanese Intellectual Property Office (TIPO). Jusung Pacific’s initial appeal of the TIPO’s decision was denied, and it has filed a further appeal to the Taipei High Supreme Administrative Court. In 2009, Jusung filed a second action with the TIPO seeking invalidation of Applied’s CVD patent which remains pending.

In 2006, Applied filed an action in the TIPO challenging the validity of a patent owned by Jusung Engineering related to severability of the transfer chamber on a CVD tool. Jusung Engineering sued Applied and AKT America in Hsinchu District Court in Taiwan alleging infringement of the same patent and this action is pending. The TIPO granted Applied’s request for invalidation and revoked Jusung Engineering’s patent. In March 2009, the Hsinchu District Court dismissed Jusung Engineering’s lawsuit, and in April 2009, the Ministry of Economic Affairs overruled Jusung Engineering’s administrative appeal of the decision revoking its patent. On January 7, 2010, the Taiwan Intellectual Property Court granted Jusung’s appeal of the decision revoking its patent and remanded the matter to the TIPO for reconsideration of validity. In November 2009, Applied filed an action in China with the Patent Reexamination Board of the State Intellectual Property Office seeking to invalidate this patent. On June 18, 2010, the Patent Reexamination Board issued a decision invalidating Jusung’s patent in China.

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

Korea Criminal Proceedings

In February 2010, the Seoul Prosecutor’s Office for the Eastern District of Korea (the Prosecutor’s Office) indicted employees of several companies for the alleged improper receipt and use of confidential information belonging to a major Applied customer based in Korea. The Prosecutor’s Office did not name Applied or any of its subsidiaries as a party to the criminal action. The individuals charged included the former head of Applied Materials Korea (AMK), who at the time of the indictment was a vice president of Applied Materials, Inc., and certain other

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

AMK employees. Hearings on these matters are ongoing in the Seoul Eastern District Court. Applied is investigating the allegations and underlying circumstances. Applied is also discussing these matters and potential consequences with the major customer. There is a risk that these matters may lead to other claims. Applied currently is unable to determine what impact these matters may have on Applied’s business. The magnitude of the impact on Applied’s business will depend on many factors, including the outcome of the proceedings and Applied’s customer relationships.

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

On July 21, 2010, Applied announced a plan to restructure its Energy and Environmental Solutions segment. The action, which is expected to impact between 400 to 500 positions globally, was in response to adverse market conditions for thin film solar, including delays in utility-scale solar adoption, solar panel manufacturers’ challenges in obtaining affordable capital, changes and uncertainty in government renewable energy polices, and competitive pressure from c-Si solar technologies. During the third quarter of fiscal 2010, Applied recorded charges related to this plan totaling $405 million, which included inventory-related charges of $247 million related to SunFab thin film solar equipment, asset impairment charges of $110 million, employee severance charges of $45 million, and other costs of $3 million.

Severance
(In thousands)

Provision for restructuring reserves	$45,075

On November 11, 2009, Applied announced a restructuring program to reduce its global workforce as of October 25, 2009 by approximately 1,300 to 1,500 positions, or 10 to 12 percent, over a period of 18 months. During the first quarter of fiscal 2010, Applied recorded restructuring charges of $104 million associated with this program. During the third quarter of fiscal 2010, as a result of changes in business requirements, Applied revised its global workforce reduction to approximately 1,000 positions and recorded a favorable adjustment of $20 million.

Changes in restructuring reserves related to the program described above for the nine months ended August 1, 2010 were as follows:

Severance
(In thousands)

Provision for restructuring reserves	$103,780
Consumption of reserves	(16,688)

Balance, January 31, 2010	87,092
Consumption of reserves	(6,710)

Balance, May 2, 2010	80,382
Consumption of reserves	(4,728)
Adjustment of restructuring reserves	(20,000)

Balance, August 1, 2010	$55,654

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Changes in restructuring reserves for the nine months ended August 1, 2010 related to other restructuring plans and facilities realignment programs initiated in prior periods were as follows:

	Severance	Facilities	Total
	(In thousands)

Balance, October 25, 2009	$26,353	$5,228	$31,581
Provision for restructuring reserves	—	64	64
Consumption of reserves	(11,915)	(227)	(12,142)
Foreign currency changes	—	3	3

Balance, January 31, 2010	14,438	5,068	19,506

Provision for restructuring reserves	—	57	57
Consumption of reserves	(6,167)	(29)	(6,196)
Adjustment of restructuring reserves	2	(160)	(158)
Foreign currency changes	—	(1)	(1)

Balance, May 2, 2010	8,273	4,935	13,208

Provision for restructuring reserves	—	57	57
Consumption of reserves	(1,532)	(37)	(1,569)

Balance, August 1, 2010	$6,741	$4,955	$11,696

During the third quarter of fiscal 2010, Applied recorded asset impairment charges of $110 million related to the restructuring of its Energy and Environmental Solutions segment. During the second quarter of fiscal 2010, Applied recorded an asset impairment charge of $9 million to write down a facility to its estimated fair value based on prices for comparable local properties. The facility was reclassified as an asset held for sale within other current assets.

Note 11	Stockholders’ Equity, Comprehensive Income and Share-Based Compensation

Comprehensive Income

Components of comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	Three Months Ended		Nine Months Ended
	August 1,	July 26,	August 1,	July 26,
	2010	2009	2010	2009
	(In thousands)

Net income (loss)	$123,096	$(54,865)	$469,851	$(443,189)
Pension liability adjustment	—	—	74	112
Change in unrealized net gain on investments	4,863	7,958	6,876	39,294
Change in unrealized net gain (loss) on derivative instruments
qualifying as cash flow hedges	844	508	1,359	(7,795)
Foreign currency translation adjustments	1,566	810	(59)	707

Comprehensive income (loss)	$130,369	$(45,589)	$478,101	$(410,871)

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	August 1,	October 25,
	2010	2009
	(In thousands)

Pension liability and post retirement benefits	$(32,075)	$(32,149)
Unrealized gain on investments net	26,848	19,972
Unrealized gain on derivative instruments qualifying as cash flow hedges	1,669	310
Cumulative translation adjustments	10,128	10,187

	$6,570	$(1,680)

Stock Repurchase Program

On March 8, 2010, Applied’s Board of Directors approved a new stock repurchase program authorizing up to $2 billion in repurchases over the next three years ending in March 2013. Under this authorization, Applied renewed its systematic stock repurchase program and may also make supplemental stock repurchases from time to time, depending on market conditions, stock price and other factors. During the three months ended August 1, 2010, Applied repurchased 7,907,000 shares of its common stock at an average price of $12.65 per share for a total cash outlay of $100 million. During the nine months ended August 1, 2010, Applied repurchased 15,537,000 shares of its common stock at an average price of $12.87 per share for a total cash outlay of $200 million. Applied did not repurchase any shares of its common stock during the three months ended July 26, 2009. During the nine months ended July 26, 2009, Applied repurchased 1,942,000 shares of its common stock at an average price of $11.80 per share for a total cash outlay of $23 million.

Dividends

On June 9, 2010, Applied’s Board of Directors approved a quarterly cash dividend in the amount of $0.07 per share, payable on September 15, 2010 to stockholders of record as of August 25, 2010. On June 16, 2010, Applied paid a quarterly cash dividend of $0.07 per share to stockholders of record as of May 26, 2010. In December 2009, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.06 per share that was paid on March 17, 2010 to stockholders of record as of February 24, 2010. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interest of Applied’s stockholders.

Share-Based Compensation

Applied has adopted stock plans that permit grants to employees of share-based awards, including stock options, restricted stock and restricted stock units (also referred to as “performance shares” under Applied’s principal equity compensation plan, the Employee Stock Incentive Plan). In addition, the Employee Stock Incentive Plan provides for the automatic grant of restricted stock units to non-employee directors and permits the grant of equity-based awards to consultants. Applied also has two Employee Stock Purchase Plans, one for United States employees and a second for international employees (collectively, ESPP), which enable eligible employees to purchase Applied common stock.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

During the three and nine months ended August 1, 2010 and July 26, 2009, Applied recognized share-based compensation expense related to stock options, ESPP shares, restricted stock units and restricted stock. Total share-based compensation and related tax benefits were as follows:

	Three Months Ended		Nine Months Ended
	August 1,	July 26,	August 1,	July 26,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Share-based compensation	$32,442	$43,334	$94,772	$116,114
Tax benefit recognized	$9,732	$12,133	$27,758	$32,512

The cost associated with equity awards that are subject solely to time-based vesting requirements, less expected forfeitures, is recognized over the awards’ service period for the entire award on a straight-line basis. The cost associated with performance-based equity awards is recognized for each tranche over the service period, based on an assessment of the achievement of performance goals.

At August 1, 2010, Applied had $197 million in total unrecognized compensation expense, net of estimated forfeitures, related to stock option, restricted stock unit and restricted stock grants, which will be recognized over a weighted average period of 1.4 years.

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

	Three Months Ended		Nine Months Ended
	August 1,	July 26,	August 1,	July 26,
	2010	2009	2010	2009

Stock Options:
Dividend yield	—	2.25%	—	2.80%
Expected volatility	—	46%	—	50%
Risk-free interest rate	—	1.3%	—	1.3%
Expected life (in years)	—	3.0	—	3.0

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, Applied periodically reviews historical employee exercise behavior with respect to option grants.

There were no stock options granted in the three and nine months ended August 1, 2010. The weighted average grant date fair value of options granted during the three and nine months ended July 26, 2009 was $2.99 and $2.52, respectively.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Stock option activity for the nine months ended August 1, 2010 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
	(In thousands, except per share amounts)

Outstanding at October 25, 2009	73,101	$14.72
Granted	—	$—
Exercised	(6,730)	$11.02
Canceled/forfeited	(13,213)	$15.22

Outstanding at August 1, 2010	53,158	$15.12

Exercisable at August 1, 2010	39,264	$17.42

Restricted Stock Units and Restricted Stock

Restricted stock units are converted into shares of Applied common stock upon vesting on a one-for-one basis. Restricted stock has the same rights as other issued and outstanding shares of Applied common stock except these shares have no right to dividends and are held in escrow until the award vests. Restricted stock units and awards of restricted stock typically vest over three to four years. Vesting of restricted stock units and restricted stock usually is subject to the grantee’s continued service with Applied and, in some cases, achievement of specified performance goals. The compensation expense related to these awards is determined using the fair market value of Applied common stock on the date of the grant, and the compensation expense is recognized over the vesting period. Beginning in fiscal 2007, Applied initiated a performance-based equity award program for named executive officers and other key employees. Awards of restricted stock units or restricted stock granted under this program vest only if specific performance goals set by the Human Resources and Compensation Committee of Applied’s Board of Directors (the Committee) are achieved and if the grantee remains employed by Applied through the applicable vesting date. The performance goals require the achievement of targeted relative annual operating profit margin levels as compared to Applied’s peer companies in at least one of the four fiscal years beginning with the fiscal year of the grant. The fair value of these performance-based awards is estimated using the fair market value of Applied common stock on the date of the grant and assumes that the specified performance goals will be achieved. If achieved, these awards vest over a specified remaining service period. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the service period and is reduced for estimated forfeitures. The Committee approved the grant of 1,825,000 performance-based restricted stock units and 50,000 performance-based shares of restricted stock under this program in the nine months ended August 1, 2010. There were no performance-based awards granted in the nine months ended July 26, 2009. With respect to the performance-based awards granted in fiscal 2008, as of August 1, 2010, 70 percent of the performance goals associated with these awards had been achieved. The performance goals associated with the remaining 30 percent may still be achieved during fiscal 2010 and fiscal 2011.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Restricted stock unit and restricted stock activity for the nine months ended August 1, 2010 was as follows:

		Weighted	Weighted
		Average	Average
		Grant Date	Remaining
	Shares	Fair Value	Contractual Term
	(In thousands)

Non-vested restricted stock units and restricted stock at October 25, 2009	12,105	$16.16	2.4 Years
Granted	12,216	$12.42
Vested	(2,275)	$15.45
Canceled	(1,503)	$15.68

Non-vested restricted stock units and restricted stock at August 1, 2010	20,543	$14.05	2.7 Years

Employee Stock Purchase Plans

Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Based on the Black-Scholes option pricing model, the weighted average estimated fair value of purchase rights under the ESPP was $3.00 and $2.99 for the nine months ended August 1, 2010 and July 26, 2009, respectively. No shares were issued under the ESPP during the three months ended August 1, 2010 and July 26, 2009, respectively. The number of shares issued under the ESPP during the nine months ended August 1, 2010 and July 26, 2009 was 2,440,000 and 3,536,000, respectively. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Nine Months Ended
	August 1,	July 26,
	2010	2009

ESPP:
Dividend yield	2.24%	2.71%
Expected volatility	33%	69%
Risk-free interest rate	0.18%	0.41%
Expected life (in years)	0.5	0.5

Note 12	Employee Benefit Plans

Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries, and a plan that provides certain health benefits to eligible retirees. A summary of the components of net periodic benefit costs of these defined and postretirement benefit plans for the three and nine months ended August 1, 2010 and July 26, 2009 is presented below:

	Three Months Ended		Nine Months Ended
	August 1,	July 26,	August 1,	July 26,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Service cost	$3,350	$3,290	$10,050	$9,870
Interest cost	3,444	3,007	10,332	9,021
Expected return on plan assets	(1,913)	(1,863)	(5,739)	(5,589)
Amortization of actuarial loss	286	174	858	522
Amortization of prior service credit	(63)	(70)	(189)	(210)
Amortization of transition obligation	14	19	42	57

Net periodic pension cost	$5,118	$4,557	$15,354	$13,671

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 13	Borrowing Facilities

Applied has credit facilities for unsecured borrowings in various currencies of up to $1.1 billion, of which $1.0 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to expire in January 2012. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at August 1, 2010. Remaining credit facilities in the amount of approximately $91 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at August 1, 2010.

Note 14	Income Taxes

Applied’s effective income tax rate for the third quarter of fiscal 2010 was a provision of 30.8 percent, and the income tax rate for the third quarter of fiscal 2009 was a benefit of 26.0 percent. Both periods included the impact of restructuring charges. Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, and the tax rate on equity compensation. Management carefully monitors these factors and timely adjusts the interim income tax rate accordingly.

During the second quarter of fiscal 2010, Applied received a U.S. federal cash refund of approximately $130 million due to the carryback of the fiscal year 2009 net operating loss to fiscal year 2005.

During fiscal 2009, the Internal Revenue Service began an examination of Applied’s federal income tax returns for fiscal years 2007 and 2006. Applied believes it has adequately reserved for any income tax uncertainties that may arise as a result of this examination.

A number of Applied’s tax returns remain subject to examination by taxing authorities. These include U.S. federal returns for fiscal 2005 and later years, California returns for fiscal 2006 and later years, tax returns for certain other states for fiscal 2002 and later years, and tax returns in certain jurisdictions outside of the United States for fiscal 2003 and later years.

The timing of the resolution of income tax examinations, as well as the amounts and timing of various tax payments that may be part of the settlement process, is highly uncertain. This could cause large fluctuations in the balance sheet classification of current assets and non-current assets and liabilities. Applied does not expect a material change in unrecognized tax benefits in the next 12 months.

Note 15	Industry Segment Operations

Applied’s four reportable segments are: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of August 1, 2010 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the Company’s reportable segments.

Each reportable segment is separately managed and has separate financial results that are reviewed by Applied’s chief operating decision-maker. Each reportable segment contains closely related products that are unique to the particular segment. Segment operating income is determined based upon internal performance measures used by Applied’s chief operating decision-maker.

Applied derives the segment results directly from its internal management reporting system. The accounting policies Applied uses to derive reportable segment results are substantially the same as those used for external reporting purposes. Effective in the first quarter of fiscal 2010, Applied changed its methodology for allocating certain expenses to its reportable segments, such as components of variable compensation and operating expenses

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

associated with the global sales organization. Applied has reclassified segment operating results for the three and nine months ended July 26, 2009 to conform to the fiscal 2010 presentation. Management measures the performance of each reportable segment based upon several metrics including orders, net sales and operating income. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. Applied does not allocate to its reportable segments certain operating expenses that it manages separately at the corporate level, which include costs related to share-based compensation, certain corporate functions (certain management, finance, legal, human resources, and research, development and engineering), and unabsorbed information technology and occupancy. In addition, Applied does not allocate to its reportable segments restructuring and asset impairment charges and any associated adjustments related to restructuring actions, unless these charges or adjustments pertain to a specific reportable segment. Segment operating income excludes interest income/expense and other financial charges and income taxes according to how a particular reportable segment’s management is measured. Management does not consider the unallocated costs in measuring the performance of the reportable segments.

The Silicon Systems Group segment includes semiconductor capital equipment for etch, rapid thermal processing, deposition, chemical mechanical planarization, metrology and inspection, and wafer packaging.

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

The Display segment includes products for manufacturing LCDs for TVs, personal computers and other video-enabled devices.

The Energy and Environmental Solutions segment includes products for fabricating solar photovoltaic cells and modules, high throughput roll-to-roll coating systems for flexible electronics and web products, and systems used in the manufacture of energy-efficient glass.

Net sales and operating income (loss) for each reportable segment for the three and nine months ended August 1, 2010 and July 26, 2009 were as follows:

	Three Months Ended		Nine Months Ended
		Operating		Operating
	Net Sales	Income (Loss)	Net Sales	Income (Loss)
	(In thousands)		(In thousands)

2010:
Silicon Systems Group	$1,446,740	$524,752	$3,821,179	$1,328,426
Applied Global Services	467,539	84,426	1,348,857	237,164
Display	216,139	63,632	617,749	178,426
Energy and Environmental Solutions	387,372	(371,213)	874,447	(552,430)

Total Segment	$2,517,790	$301,597	$6,662,232	$1,191,586

2009:
Silicon Systems Group	$497,679	$67,198	$1,303,921	$31,076
Applied Global Services	342,427	24,156	1,006,836	48,936
Display	69,161	(7,875)	301,696	10,508
Energy and Environmental Solutions	224,473	(51,854)	874,760	(206,088)

Total Segment	$1,133,740	$31,625	$3,487,213	$(115,568)

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Reconciliations of total segment operating income to Applied’s consolidated operating income (loss) for the three and nine months ended August 1, 2010 and July 26, 2009 were as follows:

	Three Months Ended		Nine Months Ended
	August 1,	July 26,	August 1,	July 26,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Total segment operating income (loss)	$301,597	$31,625	$1,191,586	$(115,568)
Corporate and unallocated costs	(138,889)	(108,808)	(413,926)	(291,509)
Unallocated restructuring and asset impairment benefit (charge)	19,943	—	(92,869)	(159,481)

Income (loss) from operations	$182,651	$(77,183)	$684,791	$(566,558)

During the nine months ended August 1, 2010, Samsung Electronics Co., Ltd. accounted for 16 percent of Applied’s net sales and Taiwan Semiconductor Manufacturing Company Limited accounted for 12 percent. These two customers accounted for 22 percent of the accounts receivable balance as of August 1, 2010.

Note 16	Business Combinations

On December 21, 2009, Applied acquired Semitool, a public company based in the state of Montana, for a purchase price of $323 million in cash, net of cash acquired, pursuant to a tender offer and subsequent short-form merger. The acquired business is a leading supplier of electrochemical plating and wafer surface preparation equipment used by semiconductor packaging and manufacturing companies globally. Applied’s primary reasons for this acquisition were to complement its existing product offerings and to provide opportunities for future growth. The acquired business is included in results for the Silicon Systems Group segment.

In November 2009, Applied acquired substantially all the assets, including the intellectual property, of Advent Solar, a developer of advanced technology for c-Si solar photovoltaic cells and modules (PVs). This acquisition complemented Applied’s portfolio of solar PV technologies and enhanced Applied’s opportunities in the c-Si equipment market. The acquisition is included in results for the Energy and Environmental Solutions segment.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

acquired to allocate the purchase prices at the respective acquisition dates. Based upon these calculations, the purchase prices for the above acquisitions were allocated as follows:

Acquisitions
Fair Market Values	2010
(In thousands)

Cash and cash equivalents	$38,744
Accounts receivable, net	37,961
Inventories	61,838
Other current assets	3,837
Property and equipment, net	45,578
Goodwill	165,495
Purchased intangible assets	93,376

Total assets acquired	446,829
Accounts payable and accrued expenses	(46,246)
Other liabilities	(25,240)

Total liabilities assumed	(71,486)

Purchase price allocated	$375,343

		Purchased
	Useful	Intangible Assets
	Life	2010
	(In years)	(In thousands)

Developed technology	6-10	$65,700
Customer relationships	8	10,900
Trade names	3-10	5,700
Patents and trademarks	7-10	5,462
Backlog	1	4,100
Other	5	1,514

Total purchased intangible assets		$93,376

Note 17	Recent Accounting Pronouncements

In March 2010, the FASB issued updated authoritative guidance that amends the requirements for evaluating whether a decision maker or service provider has a variable interest entity and clarified that a quantitative approach should not be the sole consideration in assessing the criteria for variable interest entity determination. The guidance also clarifies that related parties should be considered in applying all of the decision maker and service provider criteria. This is in addition to the authoritative guidance the FASB issued in June 2009 that applies to determining whether an entity is a variable interest entity and requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Under this guidance, an enterprise has a controlling financial interest when it has (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The guidance also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

interest entity, requires enhanced disclosures, and eliminates the scope exclusion for qualifying special-purpose entities. This guidance is effective for Applied beginning in the first quarter of fiscal 2011. Applied is evaluating the potential impact of the implementation of this authoritative guidance on its consolidated financial statements.

In January 2010, the FASB issued authoritative guidance for fair value measurements, which requires additional disclosures and clarifications to existing disclosures. This authoritative guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures for Level 1 and Level 2 fair value measurements became effective for Applied in the second quarter of fiscal 2010. Disclosures regarding activity within Level 3 fair value measurements becomes effective the first interim reporting period after December 15, 2010 and will be effective for Applied in the second quarter of fiscal 2011. Applied is evaluating the potential impact of the implementation of this authoritative guidance on its consolidated financial statements. See Note 4 for information and related disclosures regarding Applied’s fair value measurements.

In June 2009, the FASB issued authoritative guidance on variable interest entities, which requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. In December 2009, the FASB issued authoritative guidance on the financial reporting by entities involved with variable interest entities which amends previously issued guidance on variable interest entities. The amendments in this authoritative guidance replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This authoritative guidance becomes effective for Applied in fiscal 2011. Applied is evaluating the potential impact of the implementation of this authoritative guidance on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements in this Quarterly Report on Form 10-Q and those made by the management of Applied, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Applied’s future financial or operating results, cash flows and cash deployment strategies, declaration of dividends, share repurchases, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, research and development, acquisitions and joint ventures, growth opportunities, customers, working capital, liquidity, investment portfolio and policies, and legal proceedings and claims, as well as industry trends and outlooks. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part II, Item 1A, “Risk Factors,” below and elsewhere in this report. Other risks and uncertainties may be disclosed in Applied’s prior Securities and Exchange Commission (SEC) filings. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Applied undertakes no obligation to revise or update any forward-looking statements.

Overview

Applied provides Nanomanufacturing Technologytm solutions for the global semiconductor, flat panel display, solar and related industries, with a broad portfolio of innovative equipment, service and software products. Applied’s customers are primarily manufacturers of semiconductors, flat panel liquid crystal displays (LCDs), solar photovoltaic cells and modules (solar PVs), flexible electronics and energy-efficient glass. Applied operates in four reportable segments: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. Product development and manufacturing activities occur primarily in North America, Europe, Israel and Asia. Applied’s broad range of equipment and service products are highly technical and are sold primarily through a direct sales force.

Applied’s results historically have been driven primarily by worldwide demand for semiconductors, which in turn depends on end-user demand for electronic products. Each of Applied’s businesses is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for chips, LCDs, solar PVs and other electronic devices, as well as other factors, such as global economic and market conditions, and technological advances in fabrication processes. After a challenging year in fiscal 2009 that was characterized by credit constraints in the financial markets, a weak global economy and a semiconductor industry downturn, global economic and industry conditions affecting Applied’s businesses generally improved in the first nine months of fiscal 2010, except for conditions in the thin film solar PV market.

The following table presents certain significant measurements for the three and nine months ended August 1, 2010 and July 26, 2009:

	Three Months Ended			Nine Months Ended
	August 1,	July 26,		August 1,	July 26,
	2010	2009	% Change	2010	2009	% Change
	(In millions, except per share amounts and percentages)			(In millions, except per share amounts and percentages)

New orders	$2,725	$1,072	154%	$7,223	$2,624	175%
Net sales	$2,518	$1,134	122%	$6,662	$3,487	91%
Gross margin	$860	$325	165%	$2,498	$872	186%
Gross margin percent	34%	29%	6 points	37%	25%	12 points
Operating income (loss)	$183	$(77)	337%	$685	$(567)	221%
Net income (loss)	$123	$(55)	324%	$470	$(443)	206%
Earnings (loss) per share	$0.09	$(0.04)	322%	$0.35	$(0.33)	205%

Fiscal year 2010 is a 53-week year with 40 weeks in the first nine months, while fiscal 2009 was a 52-week year with 39 weeks in the first nine months.

Financial results for the third quarter of fiscal 2010 reflected significantly increased demand for manufacturing equipment and services due to more favorable global economic and industry conditions compared to the third quarter of fiscal 2009. Total orders in the quarter increased year-over-year, primarily due to increased demand for most of Applied’s products, with the principal exception of SunFab thin film solar manufacturing lines. Net sales and net income increased during the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009, led primarily by stronger sales of semiconductor equipment.

In the third quarter of fiscal 2010, Applied incurred charges totaling $405 million associated with a plan to restructure its Energy and Environmental Solutions segment. The action was in response to adverse market conditions for thin film solar, including delays in utility-scale solar adoption, solar panel manufacturers’ challenges in obtaining affordable capital, changes and uncertainty in government renewable energy policies, and competitive pressure from crystalline silicon (c-Si) solar technologies. As part of the restructuring, Applied will discontinue sales to new customers of its fully-integrated SunFab lines but will offer individual tools for thin film solar manufacturing. Applied will support existing SunFab customers with services, upgrades and capacity increases through its Applied Global Services segment and will continue RD&E efforts to improve thin film panel efficiency and high-productivity deposition.

Financial results for the first nine months of fiscal 2010 over fiscal 2009 similarly reflected significantly increased demand for manufacturing equipment and services due to more favorable global economic and industry conditions. The increase in total orders from the first nine months of fiscal 2009 was primarily due to increased demand for semiconductor and display products, partially offset by decreased demand for SunFab thin film solar lines. Net sales increased during the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009, due primarily to higher sales of semiconductor and display products. Net income in both periods included restructuring charges.

Results of Operations

New orders of $2.7 billion for the third quarter of fiscal 2010 increased significantly from new orders of $1.1 billion in the third quarter of fiscal 2009. The increase was principally due to greater demand for semiconductor equipment and services, primarily from memory and foundry customers, as well as increased demand for c-Si solar manufacturing products and display equipment. New orders of $7.2 billion for the first nine months of fiscal 2010 more than doubled from the first nine months of fiscal 2009. The increase in new orders was primarily attributable to higher demand for equipment and services from semiconductor customers, as well as increased demand for display equipment and c-Si products.

New orders by geographic region (determined by the location of customers’ facilities) for the three and nine months ended August 1, 2010 and July 26, 2009 were as follows:

	Three Months Ended				Nine Months Ended
	August 1,		July 26,		August 1,		July 26,
	2010		2009		2010		2009
	($)	(%)	($)	(%)	($)	(%)	($)	(%)
	(In millions, except percentages)

Taiwan	733	27	261	24	2,047	28	407	15
Korea	519	19	114	11	1,467	20	263	10
China	415	15	181	17	1,181	16	276	11
Southeast Asia	245	9	88	8	522	7	159	6
Japan	233	8	151	14	568	8	407	15

Asia Pacific	2,145	78	795	74	5,785	79	1,512	57
North America(*)	342	13	147	14	898	13	511	20
Europe	238	9	130	12	540	8	601	23

Total	2,725	100	1,072	100	7,223	100	2,624	100

*	Primarily the United States.

Applied’s backlog for the most recent three fiscal quarters was as follows: $3.1 billion at August 1, 2010, $3.0 billion at May 2, 2010, and $2.9 billion at January 31, 2010. Backlog increased 5 percent for the third quarter of 2010 from the second quarter of fiscal 2010, primarily due to an increase in new orders for Silicon Systems Group and Applied Global Services. Backlog consists of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; (2) contractual service revenue and maintenance fees to be earned within the next 12 months; and (3) orders for SunFab lines that are anticipated to be recognized as revenue within the next 12 months. Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods, due to the potential for customer changes in delivery schedules or cancellation of orders. In addition, the majority of sales in the largest business segment were from orders received and shipped in the same quarter.

Net sales of $2.5 billion for the third quarter of fiscal 2010 more than doubled from the third quarter of fiscal 2009, reflecting higher sales of equipment and services to semiconductor equipment customers as well as display and c-Si customers. Net sales of $6.7 billion for the first nine months of fiscal 2010 increased 91 percent from the first nine months of fiscal 2009, primarily due to higher sales of semiconductor equipment.

Net sales by geographic region (determined by the location of customers’ facilities) for the three and nine months ended August 1, 2010 and July 26, 2009 were as follows:

	Three Months Ended				Nine Months Ended
	August 1,		July 26,		August 1,		July 26,
	2010		2009		2010		2009
	($)	(%)	($)	(%)	($)	(%)	($)	(%)
	(In millions, except percentages)

Taiwan	707	28	393	35	1,921	29	699	20
China	469	19	116	10	843	13	356	10
Korea	398	16	129	11	1,361	20	412	12
Japan	203	8	130	12	610	9	501	14
Southeast Asia	162	6	53	5	403	6	183	6

Asia Pacific	1,939	77	821	73	5,138	77	2,151	62
North America(*)	294	12	139	12	765	12	733	21
Europe	285	11	174	15	759	11	603	17

Total	2,518	100	1,134	100	6,662	100	3,487	100

*	Primarily the United States.

Gross margin as a percentage of net sales was 34 percent for the third quarter of fiscal 2010, up from 29 percent for the third quarter of fiscal 2009. For the first nine months of fiscal 2010, gross margin as a percentage of net sales was 37 percent, up from 25 percent for the first nine months of fiscal 2009. The increases for both the three and nine months ended August 1, 2010 were principally attributable to higher net sales, more favorable product mix, improved factory utilization, and continued cost control measures, offset in part by inventory-related charges of $247 million related to SunFab thin film solar equipment taken during the third quarter of fiscal 2010 in connection with the restructuring of the Energy and Environmental Solutions segment. These inventory-related charges lowered gross margin for the third quarter of fiscal 2010 by approximately 10 percentage points. Inventory-related charges of $330 million associated with SunFab thin film solar equipment lowered gross margin for the first nine months of fiscal 2010 by approximately 5 percentage points. Gross margin during the third quarters of fiscal 2010 and 2009 included $10 million and $9 million of share-based compensation expense, respectively. Gross margin during the first nine months of fiscal 2010 and 2009 included $23 million of share-based compensation expense in each period.

Operating expenses included expenses related to research, development and engineering (RD&E), marketing and selling (M&S), and general and administrative (G&A). Expenses related to RD&E, M&S and G&A totaled $542 million for the third quarter of fiscal 2010 compared to $402 million for the third quarter of fiscal 2009. This increase in operating expenses for the third quarter of fiscal 2010 reflected the elimination of temporary salary reductions and shutdowns, and the resumption of variable compensation programs. Expenses related to RD&E, M&S and G&A totaled $1.6 billion for the first nine months of fiscal 2010 compared to $1.3 billion for the first nine months of fiscal 2009. The first nine months of fiscal 2010 included fewer shutdown days than the first nine months of fiscal 2010, an extra week, elimination of temporary salary reductions, and the resumption of variable compensation programs. Operating expenses for the first quarter of fiscal 2010 included transaction and legal costs related to the acquisition of Semitool, Inc. (Semitool) and the Advent Solar, Inc. (Advent Solar) asset purchase.

Operating expenses for the third quarter of fiscal 2010 included asset impairment charges of $110 million and restructuring charges of $45 million associated with the Energy and Environmental Solutions restructuring plan announced in July 2010, offset by a $20 million favorable adjustment to the restructuring plan announced in November 2009. There were no restructuring or asset impairment charges during the third quarter of fiscal 2009.

Operating expenses for the first nine months of fiscal 2010 included asset impairment charges of $110 million and restructuring charges of $45 million associated with the Energy and Environmental Solutions restructuring plan announced in July 2010, restructuring charges of $84 million associated with a restructuring plan announced in November 2009, and asset impairment charges of $9 million related to a facility held for sale. Operating expenses for the first nine months of fiscal 2009 included restructuring charges of $145 million associated with a restructuring program announced in November 2008, and asset impairment charges of $15 million related to wafer cleaning equipment.

During the three and nine months ended August 1, 2010, Applied recognized $8 million and $13 million, respectively, in impairment charges associated with certain equity investments in privately-held companies. For the three months ended July 26, 2009, Applied recognized $2 million in impairment charges associated with certain equity investments in privately-held companies. During the nine months ended July 26, 2009, Applied recognized $79 million in impairment charges, consisting of $45 million associated with its equity method investment in Sokudo, a Japanese joint venture company, and $34 million in impairment charges associated with certain strategic investments.

Net interest income was $3 million for the third quarter of fiscal 2010, down from $5 million for the third quarter of fiscal 2009. Net interest income was $11 million for the first nine months of fiscal 2010, down from $21 million for the first nine months of fiscal 2009. Lower net interest income for the three and nine months ended August 1, 2010 were primarily due to a decrease in interest rates.

Applied’s effective income tax rate for the third quarter of fiscal 2010 was a provision of 30.8 percent as compared to a benefit of 26.0 percent for the third quarter of fiscal 2009. Applied’s effective income tax rate for the first nine months of fiscal 2010 was a provision of 31.3 percent as compared to a benefit of 32.8 percent for the first nine months of fiscal 2009. The income tax rate for each of these periods included the effect of restructuring charges as discrete items. The effective income tax rate for the first nine months of fiscal 2010 did not include the impact of the U.S. R&D tax credit from the time it expired in December 2009. In the event the U.S. R&D tax credit is enacted on a retroactive basis, there would be a favorable impact to Applied’s effective income tax rate. Applied’s future effective income tax rate depends on various factors, such as tax legislation, and the geographic composition of Applied’s pre-tax income. Management carefully monitors these factors and timely adjusts the interim income tax rate accordingly.

Segment Information

Applied reports financial results in four segments: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. A description of the products and services, as well as financial data, for each reportable segment can be found in Note 15 of Notes to Consolidated Condensed Financial Statements. Applied does not allocate to its reportable segments certain operating expenses that it manages separately at the corporate level. These unallocated costs include costs for share-based compensation, certain corporate functions (certain management, finance, legal, human resources, and RD&E), and unabsorbed information technology and occupancy. In addition, Applied does not allocate to its reportable segments restructuring and asset impairment charges and any associated adjustments related to restructuring actions, unless these charges or adjustments pertain to a specific reportable segment.

Effective in the first quarter of fiscal 2010, Applied changed its methodology for allocating certain expenses to its reportable segments, such as components of variable compensation and operating expenses associated with the global sales organization. Applied has reclassified segment operating results for the three and nine months ended July 26, 2009 to conform to the fiscal 2010 presentation.

The results for each reportable segment are discussed below.

Silicon Systems Group Segment

The Silicon Systems Group segment includes semiconductor capital equipment for deposition, etch, rapid thermal processing, chemical mechanical planarization, metrology and inspection, and wafer packaging. Development efforts are focused on solving customers’ key technical challenges, including transistor performance and nanoscale patterning, and improving chip manufacturing productivity to reduce costs.

	Three Months Ended			Nine Months Ended
	August 1,	July 26,		August 1,	July 26,
	2010	2009	Change	2010	2009	Change
	(In millions, except percentages)			(In millions, except percentages)

New orders	$1,535	$542	$993	$4,086	$1,047	$3,039
Net sales	1,447	498	949	3,821	1,304	2,517
Operating income	525	67	458	1,329	31	1,298
Operating margin	36%	13%	23 points	35%	2%	33 points

New orders increased by $993 million to $1.5 billion for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009, and also increased by $3.0 billion to $4.1 billion for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. The increases in new orders for the three and nine months ended August 1, 2010 were primarily from memory and foundry customers and reflected the general recovery in the semiconductor equipment industry from the steep downturn experienced in the first nine months of fiscal 2009. The majority of fiscal 2010 new orders were for customers’ capacity expansions, while fiscal 2009 orders were primarily for customers’ new technology investments.

Net sales increased by $949 million to $1.4 billion for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 and also increased by $2.5 billion to $3.8 billion for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. The increases in net sales for the three and nine months ended August 1, 2010 were primarily due to increased investment by memory and foundry customers. Four customers accounted for 57 percent of net sales in this segment in the first nine months of fiscal 2010. Approximately 65 percent of net sales in the third quarter of fiscal 2010 were for orders received and shipped within the quarter.

The book to bill ratio (new orders divided by net sales) was 1.1 for each of the third quarters of fiscal 2010 and fiscal 2009. The book to bill ratio increased to 1.1 for the first nine months of fiscal 2010, reflecting increased demand, compared to 0.8 for the first nine months of fiscal 2009.

Operating income increased by $458 million to $525 million for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. Operating income increased significantly to $1.3 billion for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. The increases in operating income for the three and nine months ended August 1, 2010 were due to considerably higher revenue from semiconductor equipment sales and reflected the general recovery in the semiconductor equipment industry during the first nine months of fiscal 2010. Results for the three and nine months ended August 1, 2010 included Semitool, which was acquired by Applied during the first quarter of fiscal 2010.

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

	Three Months Ended			Nine Months Ended
	August 1,	July 26,		August 1,	July 26,
	2010	2009	Change	2010	2009	Change
	(In millions, except percentages)			(In millions, except percentages)

New orders	$595	$298	$297	$1,552	$844	$708
Net sales	468	342	126	1,349	1,007	342
Operating income	84	24	60	237	49	188
Operating margin	18%	7%	11 points	18%	5%	13 points

New orders increased by $297 million to $595 million for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009, and increased 84 percent to $1.6 billion for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. The increases in orders for the three and nine months ended August 1, 2010 were due primarily to higher demand for spare parts and equipment, reflecting customers’ higher factory utilization rates as semiconductor industry conditions improved.

Net sales increased 36 percent to $468 million for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. Net sales increased 34 percent to $1.3 billion for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. The increases in net sales for the three and nine months ended August 1, 2010 were primarily due to higher sales of spare parts.

The book to bill ratio increased to 1.3 for the third quarter of fiscal 2010 compared to 0.9 for the third quarter of fiscal 2009. The book to bill ratio increased to 1.2 for the first nine months of fiscal 2010 compared to 0.8 for the first nine months of fiscal 2009.

Operating income increased by $60 million to $84 million for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. Operating income increased by $188 million to $237 million for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. The increases in operating income for the three and nine months ended August 1, 2010 primarily reflected increased sales of spare parts.

Display Segment

The Display segment encompasses products for manufacturing LCDs for TVs, personal computers and other video-enabled devices. The business is focused on expanding market share by differentiation with larger-scale substrates, entry into new markets, and development of products to enable cost reductions through productivity and uniformity.

	Three Months Ended			Nine Months Ended
	August 1,	July 26,		August 1,	July 26,
	2010	2009	Change	2010	2009	Change
	(In millions, except percentages)			(In millions, except percentages)

New orders	$242	$96	$146	$624	$135	$489
Net sales	216	69	147	618	302	316
Operating income (loss)	64	(8)	72	179	11	168
Operating margin	30%	(11)%	41 points	29%	4%	25 points

New orders increased by $146 million to $242 million for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009, and increased by $489 million to $624 million for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. The increases in orders for the three and nine months ended August 1, 2010 reflected the general recovery in the LCD market, as customers increased production levels in response to strong end-demand for flat panel TVs and notebook computers.

Net sales increased by $147 million to $216 million for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 and increased by $316 million to $618 million for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. The increases in net sales for the three and nine months ended August 1, 2010 reflected strong market demand for LCD products. Four customers accounted for 56 percent of net sales for the Display segment in the first nine months of fiscal 2010.

The book to bill ratio decreased to 1.1 for the third quarter of fiscal 2010 compared to 1.4 for the third quarter of fiscal 2009. The book to bill ratio increased to 1.0 for the first nine months of fiscal 2010 compared to 0.4 for the first nine months of fiscal 2009.

Operating income was $64 million for the third quarter of fiscal 2010 compared to an operating loss of $8 million for the third quarter of fiscal 2009. Operating income increased by $168 million to $179 million for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. The increases in operating income for the three and nine months ended August 1, 2010 were due to a significant increase in net sales and more favorable product mix.

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

During the third quarter of fiscal 2010, Applied incurred charges related to the restructuring plan for the Energy and Environmental Solutions segment described above of $405 million, which included inventory-related charges of $247 million related to SunFab thin film solar equipment, asset impairment charges of $110 million, employee severance charges of $45 million, and other costs of $3 million. In addition, during the second quarter of fiscal 2010, Applied incurred inventory-related charges of $83 million.

	Three Months Ended			Nine Months Ended
	August 1,	July 26,		August 1,	July 26,
	2010	2009	Change	2010	2009	Change
	(In millions, except percentages)			(In millions, except percentages)

New orders	$353	$136	$217	$961	$598	$363
Net sales	387	224	163	874	874	—
Operating income (loss)	(371)	(52)	(319)	(552)	(206)	(346)
Operating margin	(96)%	(23)%	(73) points	(63)%	(24)%	(39) points

New orders increased by $217 million to $353 million for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. New orders increased 61 percent to $961 million for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. The increases in orders for the three and nine months ended August 1, 2010 reflected increased demand for c-Si products, particularly wafering and metallization products, offset by diminished demand for SunFab thin film manufacturing lines. The continued challenging operating environment for manufacturers of thin film solar panels, among other factors, contributed to the severe reduction in orders for SunFab lines in the first nine months of fiscal 2010.

Net sales increased 73 percent to $387 million for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009, and were $874 million for each of the first nine months of fiscal 2010 and fiscal 2009. The increases in net sales for the three months ended August 1, 2010 reflected higher sales to c-Si customers. Net sales for the first nine months of fiscal 2010 reflected higher sales to c-Si customers, offset in part by lower sales to SunFab customers than in the first nine months of fiscal 2009.

The book to bill ratio increased to 0.9 for the third quarter of fiscal 2010 compared to 0.6 for the third quarter of fiscal 2009. The book to bill ratio increased to 1.1 for the first nine months of fiscal 2010 compared to 0.7 for the first nine months of fiscal 2009.

The operating loss in the Energy and Environmental Solutions segment increased by $319 million to $371 million for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009, and increased by

$346 million to $552 million for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. The increases in operating loss for the three and nine months ended August 1, 2010 were primarily due to charges totaling $405 million associated with the Energy and Environmental Solutions restructuring plan announced in July 2010 and lower net sales to SunFab customers, partially offset by increased sales of c-Si products and cost control initiatives.

During both the second and third quarters of fiscal 2010, Applied tested goodwill for potential impairment for the Energy and Environmental Solutions reporting unit as a result of certain developments. The results of the first step of the impairment test indicated that goodwill of the Energy and Environmental Solutions reporting unit was not impaired. Applied tested goodwill of the Energy and Environmental Solutions reporting unit for impairment in the second quarter in light of developments that included the insolvency of a thin film solar customer, inability of other thin film solar customers to secure financing, weaker outlooks for certain customers that in turn reduced their spending plans resulting in the delay or cancellation of thin film production lines, and other adverse operating conditions affecting the solar industry. Applied tested goodwill of the Energy and Environmental Solutions reporting unit for impairment in the third quarter of fiscal 2010 in light of the restructuring announced during the quarter.

Applied utilized the discounted cash flow method of the income approach to estimate the fair value of the Energy and Environmental Solutions reporting unit. Although considered, the market approach was not used as comparable enterprises, market-based growth rates, and gross margins were determined not to be representative of the Energy and Environmental Solutions reporting unit. For the second quarter of fiscal 2010, while the results of the first step of the impairment test indicated that goodwill and intangible assets within the Energy and Environmental Solutions reporting unit were not impaired, the estimated fair value in excess of carrying value had declined from the fourth quarter of fiscal 2009 to the end of the second quarter of fiscal 2010 to approximately $200 million (or 19 percent over the carrying value of the reporting unit). For the third quarter of fiscal 2010, the results of the first step of the impairment test indicated that goodwill and intangible assets within the Energy and Environmental Solutions reporting unit were not impaired and that the estimated fair value in excess of carrying value had increased from the fourth quarter of fiscal 2009 to the end of the third quarter of fiscal 2010 to approximately $1.3 billion (or 165 percent over the carrying value of the reporting unit). The evaluation of goodwill and intangible assets for impairment requires the exercise of significant judgment. The estimates used in the impairment testing were consistent with the discrete forecasts that Applied uses to manage its business, and considered the significant developments that occurred during the quarter. Cash flows beyond the discrete forecasts were estimated using a terminal value rate, which considered the long-term earnings growth rate specific to the Energy and Environmental Solutions reporting unit. The change in the estimated fair value in excess of the carrying value from the second fiscal quarter was due primarily to changes in the business mix of forecasted future operating results and a reduction in the carrying value of the reporting unit. The reduction in the carrying value of the reporting unit was due to inventory-related charges and asset impairments recognized during the third fiscal quarter. The estimated future cash flows were discounted to present value using a discount rate that was the value-weighted average of Applied’s estimated cost of equity and debt derived using both known and estimated market metrics, and was adjusted to reflect risk factors that considered both the timing and risks associated with the estimated cash flows. While there are inherent uncertainties related to the significant assumptions used and management’s application of these assumptions in conducting the goodwill impairment analysis, Applied believes that the income approach and the related assumptions used provides a reasonable estimate of the fair value of the Energy and Environmental Solutions reporting unit. In the event of future adverse business conditions in the market in which the Energy and Environmental Solutions reporting unit operates, Applied will be required to reassess and update its forecasts and estimates used in a future impairment analysis. If the results of this analysis are lower than current estimates, a material impairment charge may result at that time. (See Note 8 of Notes to Consolidated Condensed Financial Statements.)

Financial Condition, Liquidity and Capital Resources

During the nine months ended August 1, 2010, cash, cash equivalents and investments increased by $361 million from $3.3 billion as of October 25, 2009.

Cash, cash equivalents and investments consisted of the following:

	August 1,	October 25,
	2010	2009
	(In millions)

Cash and cash equivalents	$1,564	$1,577
Short-term investments	784	638
Long-term investments	1,280	1,052

Total cash, cash equivalents and investments	$3,628	$3,267

Applied generated $1.2 billion of cash in operating activities for the nine months ended August 1, 2010. The primary sources of cash from operating activities for the nine months ended August 1, 2010 were net income, as adjusted to exclude the effect of non-cash charges including restructuring and asset impairments, depreciation, amortization, share-based compensation, and changes in components of working capital. Changes in working capital included thin film solar inventory-related charges of $330 million. Applied utilized programs to discount letters of credit issued by customers of $134 million for the nine months ended August 1, 2010. Discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. For the nine months ended August 1, 2010, Applied factored accounts receivable of $104 million and discounted promissory notes of $2 million. Days sales outstanding for the third quarter of fiscal 2010 increased to 62 days, compared to 57 days in the second quarter of fiscal 2010, primarily due to increased net sales in the third quarter of fiscal 2010, offset in part by the benefit of factoring and discounted letters of credit. Applied’s working capital was $3.7 billion at each of August 1, 2010 and October 25, 2009. During the second quarter of fiscal 2010, Applied received a U.S. federal income tax refund of approximately $130 million for the carryback of Applied’s net operating loss from fiscal 2009 to fiscal 2005.

Applied used $847 million of cash from investing activities during the nine months ended August 1, 2010, primarily due to the acquisition of Semitool, a public company based in the state of Montana, for $323 million, net of cash acquired. Purchases of investments, net of proceeds from sales and maturities of investments, totaled $390 million. Capital expenditures were $134 million for the nine months ended August 1, 2010 and included investment in the construction of a solar R&D/demonstration center in Xi’an, China and a manufacturing facility in Singapore.

Applied used $362 million of cash for financing activities during the nine months ended August 1, 2010, consisting primarily of $255 million in cash dividends paid to stockholders and $200 million in common stock repurchases, offset by $99 million in proceeds from common stock issuances related to equity compensation awards. In March 2010, Applied’s Board of Directors approved a new stock repurchase program authorizing up to $2 billion in repurchases over the next three years ending in March 2013.

On June 9, 2010, Applied’s Board of Directors approved a quarterly cash dividend in the amount of $0.07 per share, payable on September 15, 2010 to stockholders of record as of August 25, 2010. On June 16, 2010, Applied paid a quarterly cash dividend of $0.07 per share to stockholders of record as of May 26, 2010. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.

Applied has credit facilities for unsecured borrowings in various currencies of up to $1.1 billion, of which $1.0 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to expire in January 2012. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at August 1, 2010. Remaining credit facilities in the amount of approximately $91 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of the above credit facilities at August 1, 2010.

In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of August 1, 2010, the maximum potential amount of future payments that Applied could be required to make under these guarantee arrangements was $50 million. Applied has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Applied’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, municipal bonds, corporate bonds and mortgage-backed and asset-backed securities, as well as equity securities. Applied regularly monitors the credit risk in its investment portfolio and takes appropriate measures, which may include the sale of certain securities, to manage such risks prudently in accordance with its investment policies.

During the nine months ended August 1, 2010, as part of its regular investment review process, Applied recorded impairment charges of $13 million associated with equity investments in privately-held companies. At August 1, 2010, Applied had a gross unrealized loss in its investment portfolio of $0.4 million due to a decrease in the fair value of certain fixed income securities. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely-than-not that Applied will be required to sell the security prior to any anticipated recovery in fair value. Generally, the contractual terms of the investments do not permit settlement at prices less than the amortized cost of the investments. While Applied cannot predict future market conditions or market liquidity, Applied believes that its investment policies provide an appropriate means to manage the risks in its investment portfolio.

During the nine months ended August 1, 2010, Applied recorded a bad debt provision of $7 million as a result of certain customers’ deteriorating financial condition. During the nine months ended July 26, 2009, Applied recorded a bad debt provision of $63 million as a result of certain customers’ deteriorating financial condition. While Applied believes that its allowance for doubtful accounts at August 1, 2010 is adequate, it will continue to closely monitor customer liquidity and economic conditions.

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

Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $2.0 billion at August 1, 2010. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at August 1, 2010, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $25 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated condensed statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

Certain operations of Applied are conducted in foreign currencies. Applied enters into currency forward exchange and option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 24 months. Gains and losses on these contracts are generally recognized in income at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on currency forward exchange and option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses were not material for the three and nine months ended August 1, 2010.

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

To meet rapidly changing demand in the industries it serves, Applied must accurately forecast demand and effectively manage its resources and production capacity for each of its segments as well as across multiple segments. During periods of increasing demand for its products, Applied must have sufficient manufacturing capacity and inventory to meet customer demand; effectively manage its supply chain; attract, retain and motivate a sufficient number of qualified employees; and continue to control costs. During periods of decreasing demand, Applied must appropriately align its cost structure with prevailing market conditions; effectively manage its supply chain; and motivate and retain key employees. If Applied does not timely and appropriately adapt to changes in its business environment, Applied’s business, financial condition or results of operations may be materially and adversely affected.

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

The greatest portion of Applied’s revenues and profitability historically has been derived from sales of manufacturing equipment to the global semiconductor industry. In addition, a majority of the revenues of Applied Global Services is from sales of service products to semiconductor manufacturers. The semiconductor industry is characterized by ongoing changes particular to that industry in addition to the general industry changes described in the preceding risk factor, including:

•	the increasing cost of research and development due to many factors, including: decreasing linewidths on a chip; the use of new materials such as cobalt and yttrium; more complex device structures; more applications and process steps; increasing chip design costs; and the increasing cost and complexity of an integrated manufacturing process;

•	the growing number of types and varieties of semiconductors and number of applications across multiple substrate sizes;

•	differing market growth rates and capital requirements for different applications, such as memory (including NAND flash and DRAM), logic and foundry, and Applied’s ability to compete in these market segments;

•	the increasing cost and complexity for semiconductor manufacturers to move more technically advanced capability and smaller linewidths to volume manufacturing, and the resulting impact on the rates of technology transition and investment in capital equipment;

•	semiconductor manufacturers’ increasing adoption of more productive 300mm systems in relation to 200mm system capacity, and the resulting effect on demand for manufacturing equipment and services;

•	the decreasing rate of capital expenditures as a percentage of semiconductor manufacturers’ revenue;

•	customers’ increasing need for shorter cycle times between order placement and product shipment;

•	technology developments in related markets, such as lithography, to which Applied may need to adapt;

•	competitive factors that make it difficult to enhance market position, especially in larger market segments such as etch;

•	the increasing concentration of wafer starts in one country, Korea, where Applied’s service penetration and service-revenue-per-wafer-start have been lower than in other regions;

•	the increasing fragmentation of semiconductor markets, leading certain markets to become too small to support the cost of a new fabrication plant, while others require less technologically advanced products; and

•	the cost, technical complexity and timing of a proposed transition from 300mm to 450mm wafers.

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

Applied anticipates that an increasing portion of its business will be in the emerging solar market, which, in addition to the general industry changes described above in the third risk factor, is characterized by ongoing changes specific to the solar industry, including:

•	the impact on demand for solar PV products arising from the cost of electricity generated by solar PV technology compared to the cost of electricity from the existing grid or other energy sources;

•	the varying energy policies of governments around the world and their effect in influencing the rate of growth of the solar PV market and between certain market segments such as rooftop (which is more suited for c-Si modules) and ground-mounted, utility-scale (which is more suited for thin film modules), including the availability and amount of government incentives for solar power such as tax credits, incentives, rebates, renewable portfolio standards that require electricity providers to sell a targeted amount of energy from renewable sources, and goals for solar installations on government facilities;

•	changes in the nature and amount of end demand for solar PVs that adversely impact the sales growth rates and profitability of Applied’s products;

•	varying levels of infrastructure investment for “smart grid” technologies to modernize and enhance the transmission, distribution and use of electricity, which link distributed solar PV sources to population centers, increase transmission capability, and optimize power usage;

•	access to affordable financing and capital by customers and end-users; and

•	increasingly greater global production capacity for solar PVs, primarily in China.

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

As part of its growth strategy, Applied must successfully expand into related or new markets and industries, either with its existing nanomanufacturing technology products or with new products developed internally or obtained through acquisitions. The entry into different markets involves additional challenges, including those arising from:

•	the need to devote additional resources to develop new products for, and operate in, new markets;

•	differing rates of profitability and growth among its multiple businesses;

•	Applied’s ability to anticipate demand, capitalize on opportunities, and avoid or minimize risks;

•	the complexity of managing multiple businesses with variations in production planning, execution, supply chain management and logistics;

•	the adoption of new business models;

•	the need to undertake activities to grow demand for end-products;

•	the need to develop adequate new business processes and systems;

•	Applied’s ability to rapidly expand its operations to meet increased demand and the associated effect on working capital;

•	new materials, processes and technologies;

•	the need to attract, motivate and retain employees with skills and expertise in these new areas;

•	new and more diverse customers and suppliers, including some with limited operating histories, uncertain and/or limited funding, evolving business models and/or locations in regions where Applied does not have existing operations;

•	different customer service requirements;

•	new and/or different competitors with potentially more financial or other resources and industry experience;

•	entry into new industries and countries, with differing levels of government involvement, laws and regulations, and business, employment and safety practices;

•	third parties’ intellectual property rights; and

•	the need to comply with, or work to establish, industry standards and practices.

If Applied does not successfully manage the risks resulting from its diversification and entry into new markets and industries, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to the risks of operating a global business.

In the third quarter of fiscal 2010, approximately 88 percent of Applied’s net sales were to customers in regions outside the United States. Certain of Applied’s R&D and/or manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in Singapore, Taiwan, China and Korea. Applied is also expanding its business and operations in new countries. The global nature of Applied’s business and operations presents challenges, including but not limited to those arising from:

•	varying regional and geopolitical business conditions and demands;

•	political and social attitudes, laws, rules, regulations and policies within countries that favor domestic companies over non-domestic companies, including customer- or government-supported efforts to promote the development and growth of local competitors;

•	variations among, and changes in, local, regional, national or international laws and regulations (including protection of intellectual property and other legal rights, labor laws, and tax and import /export restrictions), as well as the interpretation and application of such laws and regulations;

•	global trade issues, including those related to the interpretation and application of import and export licenses;

•	positions taken by governmental agencies regarding possible national commercial and/or security issues posed by international business operations;

•	fluctuating raw material, commodity and energy costs;

•	challenges associated with managing more geographically and culturally diverse operations, projects and people;

•	variations in the ability to develop relationships with suppliers and other local businesses;

•	fluctuations in interest rates and currency exchange rates, including the relative strength or weakness of the U.S. dollar and the euro;

•	the need to provide sufficient levels of technical support in different locations;

•	political instability, natural disasters (such as earthquakes, floods or storms), pandemics, terrorism or acts of war in locations where Applied has operations, suppliers or sales;

•	cultural and language differences;

•	shipping costs and/or delays;

•	the need to continually improve the Company’s operating cost structure;

•	difficulties and uncertainties associated with the entry into new countries;

•	uncertainties with respect to economic growth rates in various countries; and

•	uncertainties with respect to growth rates for the manufacture and sales of semiconductors, LCDs and solar PVs in the developing economies of certain countries.

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

Applied’s semiconductor and flat panel display customer bases historically have been, and are becoming even more, highly concentrated as a result of economic and industry conditions. Certain customers have experienced significant ownership or management changes, consolidated with other manufacturers, outsourced manufacturing activities, or engaged in collaboration or cooperation arrangements with other manufacturers. In addition, customers have entered into strategic alliances or industry consortia that have increased the influence of key industry participants in technology decisions made by their partners. Also, certain semiconductor and display customers are making an increasingly greater percentage of their respective industry’s capital equipment investments.

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

Applied may incur impairment charges to goodwill or long-lived assets.

Applied has a significant amount of goodwill and other acquired intangible assets related to acquisitions. Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year, and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The review compares the fair value for each of Applied’s reporting units to its associated carrying value, including goodwill. Factors that could lead to impairment of goodwill and intangible assets include adverse industry or economic trends, reduced estimates of future cash flows, declines in the market price of Applied common stock, changes in the company’s strategies or product portfolio, and restructuring activities. Applied’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. Applied may be required to record a charge to earnings during the period in which an impairment of goodwill or amortizable intangible assets is determined to exist, which could materially and adversely affect Applied’s results of operations.

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

To better align its costs with market conditions, increase its presence in growing markets, enhance productivity, and improve efficiencies, Applied conducts engineering, software development, manufacturing, sourcing and other operations in regions outside the United States, including India, China, and Korea. Applied is implementing a more distributed manufacturing model, which includes transitioning certain manufacturing activities from the United States to Singapore and Taiwan and completing assembly of some systems at the customer site. In addition, Applied outsources certain functions to third parties, including companies in the United States, India, China, Korea and other countries. Outsourced functions include engineering, manufacturing, customer support, software development, information technology support, finance and administrative activities. The expanding role of third party providers has required changes to Applied’s existing operations and the adoption of new procedures and processes for retaining and managing these providers, as well as redistributing responsibilities as warranted, in order to realize the potential productivity and operational efficiencies, assure quality and continuity of supply, and protect Applied’s intellectual property. If contract manufacturers or other outsource providers fail to perform in a timely manner or at satisfactory quality levels, Applied’s ability to meet customer requirements could suffer, particularly during a market upturn.

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

Applied from time to time is, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, product performance, product liability, unfair competition, misappropriation of trade secrets, employment, workplace safety, and other matters. Applied also on occasion receives notification from customers who believe that Applied owes them indemnification or other obligations related to claims made against such customers by third parties. In February 2010, the Seoul Prosecutor’s Office for the Eastern District in Korea indicted certain employees of Applied Materials Korea (AMK), including the former head of AMK who at the time of indictment was a vice president of Applied Materials, Inc., along with employees of several other companies, alleging the improper receipt and use of the confidential information of a major customer. Hearings on these matters are ongoing in the Seoul Eastern District Court. Applied is investigating the allegations and underlying circumstances. Applied is also discussing these matters and potential consequences with the major customer. There is a risk that these matters may lead to other claims. Applied currently is unable to determine what impact these matters may have on Applied’s business. The magnitude of the impact on Applied’s business will depend on many factors, including the outcome of the court proceedings and the discussions with the customer.

Legal proceedings and claims, whether with or without merit, and associated internal investigations, may (1) be time-consuming and expensive to prosecute, defend or conduct; (2) divert management’s attention and other Applied resources; (3) inhibit Applied’s ability to sell its products; (4) result in adverse judgments for damages, injunctive relief, penalties and fines; and/or (5) negatively affect Applied’s business. There can be no assurance regarding the outcome of current or future legal proceedings, claims or investigations. If Applied is not able to favorably resolve or settle legal proceedings or claims, or in the event of any adverse findings against Applied or any of its employees, Applied’s business, financial condition and results of operations could be materially and adversely affected and Applied may suffer harm to its reputation.

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

In addition, Applied is subject to regular examination by the Internal Revenue Service and other tax authorities, and from time to time initiates amendments to previously filed tax returns. Applied regularly assesses the likelihood of favorable or unfavorable outcomes resulting from these examinations and amendments to determine the adequacy of its provision for income taxes, which requires estimates and judgments. Although Applied believes its tax estimates are reasonable, there can be no assurance that the tax authorities will agree with such estimates. Applied may have to engage in litigation to achieve the results reflected in the estimates, which may be time-consuming and expensive. There can be no assurance that Applied will be successful or that any final determination will not be materially different from the treatment reflected in Applied’s historical income tax provisions and accruals, which could materially and adversely affect Applied’s financial condition and results of operations.

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

The following table provides information as of August 1, 2010 with respect to the shares of common stock repurchased by Applied during the third quarter of fiscal 2010.

				Maximum Dollar
			Total Number of	Value of Shares
		Average	Shares Purchased as	That May Yet be
	Total Number of	Price Paid	Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Program*	the Program*
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)

Month #1
(May 3, 2010 to May 30, 2010)	1,433	$12.89	1,433	$1,882
Month #2
(May 31, 2010 to June 27, 2010)	3,259	$12.88	3,259	$1,840
Month #3
(June 28, 2010 to August 1, 2010)	3,215	$12.30	3,215	$1,800

Total	7,907	$12.65	7,907	$1,800

*	On March 8, 2010, the Board of Directors approved a stock repurchase program for up to $2.0 billion in repurchases over the next three years, ending March 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit
No		Description

10.73		Retirement Agreement and Release between Applied Materials, Inc. and Franz Janker dated July 10, 2010
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB	XBRL Taxonomy Extension Definition Linkbase Document
101	.PRE	XBRL Taxonomy Extension Label Linkbase Document
101	.DEF	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ GEORGE S. DAVIS
George S. Davis
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

September 3, 2010

By:	/s/ THOMAS S. TIMKO
Thomas S. Timko
Corporate Vice President,
Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)

September 3, 2010