Form 10-K
period 2010-10-31
APPLIED MATERIALS INC /DE
filed 2010-12-10
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of the voting stock held by non-affiliates of the registrant as of May 2, 2010, based upon the closing sale price reported by the NASDAQ Global Select Market on that date: $18,484,888,271

Number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of November 19, 2010: 1,327,685,208

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for Applied Materials, Inc.’s Annual Meeting of Stockholders to be held on March 8, 2011 are incorporated by reference into Part III of this Form 10-K.

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

Examples of forward-looking statements include statements regarding Applied’s future financial or operating results, cash flows and cash deployment strategies, declaration of dividends, share repurchases, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, research and development, acquisitions and joint ventures, growth opportunities, customers, working capital, liquidity, investment portfolio and policies, and legal proceedings and claims, as well as industry trends and outlooks. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part II, Item 1A, “Risk Factors,” below and elsewhere in this report. Other risks and uncertainties may be disclosed in Applied’s prior Securities and Exchange Commission (SEC) filings. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Applied undertakes no obligation to revise or update any forward-looking statements.

The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report.

APPLIED MATERIALS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 31, 2010

PART I

Item 1:	Business

Incorporated in 1967, Applied, a Delaware corporation, provides manufacturing equipment, services and software to the global semiconductor, flat panel display, solar photovoltaic (PV) and related industries. Applied’s customers include manufacturers of semiconductor wafers and chips, flat panel liquid crystal displays (LCDs), solar PV cells and modules, and other electronic devices. These customers may use what they manufacture in their own end products or sell the items to other companies for use in advanced electronic components. The Company’s fiscal year ends on the last Sunday in October.

Applied is the world’s largest semiconductor fabrication equipment supplier based on revenue, with the capability to provide global deployment and support services. Applied also is a leading supplier of LCD fabrication equipment to the flat panel display industry and is the leading supplier of solar PV manufacturing systems to the solar industry, based on revenue.

Applied operates in four reportable segments: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. A summary of financial information for each reportable segment is found in Note 17 of Notes to Consolidated Financial Statements. A discussion of factors that could affect Applied’s operations is set forth under “Risk Factors” in Item 1A, which is incorporated herein by reference.

Silicon Systems Group Segment

Applied’s Silicon Systems Group segment develops, manufactures and sells a wide range of manufacturing equipment used to fabricate semiconductor chips, also referred to as integrated circuits (ICs). Most chips are built on a silicon wafer base and include a variety of circuit components, such as transistors and other devices, that are connected by multiple layers of wiring (interconnects). Applied offers systems that perform most of the primary processes used in chip fabrication including atomic layer deposition (ALD), chemical vapor deposition (CVD), physical vapor deposition (PVD), electrochemical deposition (ECD) etch, rapid thermal processing (RTP), chemical mechanical planarization (CMP), wet cleaning and wafer metrology and inspection, as well as systems that etch, measure and inspect circuit patterns on masks used in the photolithography process. Applied’s semiconductor manufacturing systems are used by integrated device manufacturers and foundries to build and package memory, logic and other types of chips.

Most chips currently are fabricated using 65 nanometer (nm) and larger linewidth dimensions, although Applied is also working with customers on leading-edge technology for advanced nodes using 45nm, 32nm and smaller dimensions. To build a chip, the transistors, capacitors and other circuit components are first created on the surface of the wafer by performing a series of processes to deposit and selectively remove portions of successive film layers. Similar processes are then used to build the layers of wiring structures on the wafer. As the density of the circuit components increases to enable greater computing capability in the same or smaller physical area, the complexity of building the chip also increases, necessitating more process steps to form smaller structures and more intricate wiring schemes. A typical, simplified process sequence for building the wiring or interconnect portion of a chip involves initially depositing a dielectric film layer onto the base layer of circuit components using a CVD system. An etch system is then used to create openings and patterns in the dielectric layer. To form the metal interconnects, these openings and patterns are subsequently filled with conducting material using PVD and ECD technologies. A CMP step then polishes the wafer to achieve a flat surface. Additional deposition, etch and CMP steps are then performed to build up the layers needed to complete the interconnection of the circuit elements. Advanced chip designs require more than 500 steps involving these and other processes to complete the manufacturing cycle.

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

As new consumer products demand higher performance in a smaller space, a new type of chip packaging is emerging, known as three-dimensional (3D) ICs. Providing greater functionality in a smaller footprint, 3DICs stack multiple chips together and electrically interconnect them using deep holes, called through-silicon via (TSV) structures. In fiscal 2010, Applied acquired Semitool, Inc., a leading supplier of ECD and wafer surface preparation equipment used by chip packaging companies. Applied now has the industry’s most comprehensive line of production-proven systems and processes required for the majority of advanced packaging manufacturing steps, including etch, CVD, PVD, ECD, wafer cleaning and CMP systems. Applied is leading efforts to enable the adoption of packaging technology, working with consortiums and other equipment suppliers to lower customers’ implementation costs.

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

The following summarizes Applied’s portfolio of products and their associated process technology areas reported under its Silicon Systems Group segment.

Deposition

Deposition is a fundamental step in fabricating a chip. During deposition, layers of dielectric (an insulator), barrier, or electrically conductive (typically metal) films are deposited or grown on a wafer. Applied currently provides equipment to perform four types of deposition: ALD, CVD, ECD and PVD. In addition, Applied’s RTP systems can be used to perform certain types of dielectric deposition.

Atomic Layer Deposition

ALD is an advanced technology in which atoms are deposited one layer at a time to build chip structures. This technology enables customers to fabricate thin films of either conducting or insulating material with uniform coverage in sub-nanometer sized structures. Applied offers ALD chambers for depositing tungsten and high-k/metal gate films. In 2010, the Company introduced its Applied Endura iLB PVD/ALD system, an advancement in ALD technology that enables customers to shrink the contact structures to increase signal speeds in 22nm and beyond logic and memory devices.

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

Gap Fill Films — There are many steps during the chipmaking process in which very small and deep, or high aspect ratio (HAR), structures must be filled void-free with a dielectric film. Many of these applications include the deposition of silicon oxides in substrate isolation structures, contacts and interconnects. The Applied Centura Ultima HDP-CVD® (high-density plasma CVD) and Applied Producer HARPtm (high aspect ratio process) systems have been workhorses for the industry, enabling customers to scale their devices to the 32nm node. In 2010, the Company introduced its breakthrough Applied Producer Eternatm FCVD system. Targeted for 20nm and below chips, the Eterna system delivers a liquid-like film that flows freely into virtually any structure to provide void-free dielectric fill.

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

Through-Silicon Via Films — In 2010, Applied expanded its offerings for TSV fabrication, with two new CVD systems. The Applied Producer InViatm system uses a unique process to deposit the critical oxide liner film layer in HAR TSV structures, enabling robust electrical isolation of the TSV, which is vital for reliable device performance. For applications where higher temperatures can damage the manufacturing process, the Applied Producer Avilatm CVD system allows high quality dielectric film deposition at stable substrate temperatures at a low cost of ownership.

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

Electrochemical Deposition

Electrochemical deposition is a process by which metal atoms from a chemical fluid (an electrolyte) are deposited on the surface of an immersed object. Its main application in the semiconductor industry is to deposit copper in interconnect wiring structures. This process step follows the deposition of barrier and seed layers which prevent the copper from contaminating other areas of the device and improve the adhesion of the copper filmenable electrodeposition to occur. As a result of Applied’s acquisition of Semitool, the Company offers two ECD systems: the Applied Raider ECD for electroplating advanced chip interconnect structures, and the Applied Raider S ECD for advanced TSV packaging applications.

Physical Vapor Deposition

PVD is a physical process in which atoms of a gas, such as argon, are accelerated toward a metal target. The metal atoms chip off, or sputter away, and are then deposited on the wafer. The Applied Endura PVD system offers a broad range of advanced metal deposition processes, including aluminum, aluminum alloys, cobalt, titanium/titanium nitride, tantalum/tantalum nitride, tungsten/tungsten nitride, nickel, vanadium and copper. In 2010, Applied celebrated the 20th year of its Applied Endura platform, the most successful metal deposition system in the history of the semiconductor industry.

The Applied Endura CuBS (copper barrier/seed) PVD system is widely used by customers for fabricating copper-based chips. Using PVD technology, the system deposits a tantalum-based barrier film that prevents copper material from entering other areas of the device and then a copper seed layer that primes the structure for the subsequent deposition of bulk copper. The Applied Endura CuBS RFX PVD system extends cost-effective CuBS technology to the 22nm node. In 2010, Applied introduced two new PVD systems for creating the leading-edge chips needed for the next generation of smart devices. The Applied Endura Avenirtm RF PVD system sequentially deposits the multiple metal film layers that form the heart of the industry’s new, faster, metal gate transistors. The Applied Endura iLB PVD/ALD system advances the state-of-the-art in ALD technology, enabling customers to shrink their speed-critical contact structures for 20nm and below devices.

Applied’s Endura system has also been used for many years in back-end applications to deposit metal layers before final bump or wire bonding packaging steps are performed. The Applied Chargertm UBM PVD system, which is specifically designed for under-bump metallization (UBM) and other back-end processes, features linear architecture for reliable performance and very high productivity at a low cost per wafer.

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

Applied’s Producer Etch system utilizes the Company’s Twin-Chamber Producer platform to target cost-sensitive dielectric etch applications. To address advanced dielectric etch applications, the Applied Centura Enabler® E5 Etch system enables customers to create the 40:1 HAR contact features that are critical to the yield and performance of 32nm and below DRAM and Flash memory chips. The Applied Centura Carinatm system uses innovative, high-temperature technology to deliver the etch capability essential for scaling logic and memory devices with high-k/metal gates at 45nm and below.

In 2010, the Company introduced its Applied Centura AdvantEdgetm Mesatm silicon etch system for fabricating nano-scale circuit features with angstrom-level precision. The system has achieved strong acceptance by customers, providing the critical technical capability needed for their next-generation devices. The Applied Centura Marianatm Trench Etch system provides customers with the capability to scale DRAM capacitors by enabling the etching of 80:1 aspect ratio structures. The Applied Centura Silviatm system is specifically designed for etching small, deep holes for TSV applications in 3D-ICs. For etching metals, the Applied Opustm AdvantEdge Metal Etch uses an optimized 5-chamber platform configuration that enables customers to extend aluminum interconnect technology and productivity for flash and DRAM memory applications.

Rapid Thermal Processing

RTP is a process in which a wafer is subjected to rapid bursts of intense heat that can take the wafer from room temperature to more than 1,000 degrees Celsius in less than 10 seconds. A rapid thermal process is used mainly for annealing, which modifies the properties of deposited films. The Applied Centura Radiance®Plus and Applied Vantage RadOxtm RTP systems feature advanced RTP technology with differing platform designs. While the multi-chamber Centura platform offers exceptional process flexibility, the streamlined two-chamber Vantage platform is designed for dedicated high-volume manufacturing. These single-wafer RTP systems are also used for growing high quality oxide and oxynitride films, deposition steps that traditional large batch furnaces can no longer achieve with the necessary precision and control. With its proprietary radical-based oxidation process, the Applied Vantage RadOx system deposits high-performance transistor gate oxides with high productivity and low operating cost for flash memory applications. In 2010, the Company introduced its laser-based Applied Vantage Astratm millisecond anneal system for creating the sensitive nickel silicide transistor contact layers, enabling faster, lower power-consumption logic chips.

Chemical Mechanical Planarization

The CMP process removes material from a wafer to create a flat (planarized) surface. This process allows subsequent photolithography patterning steps to occur with greater accuracy and enables film layers to build with minimal height variations. Applied has led the industry with its 300mm Applied Reflexion® LK system, with features such as integrated cleaning, film measurement and process control capabilities. In 2010, Applied introduced its Applied Reflexion GT CMP system, an innovative dual-wafer design that increases performance while lowering system cost of ownership in fabricating copper interconnects.

Surface Preparation

Cleaning the surface of the wafer is critical to the adhesion and quality of films that are subsequently deposited in the chip fabrication process. Through its acquisition of Semitool, Applied offers several surface preparation systems. The Applied Raider SP can incorporate several types of cleaning methods, including spray, vapor, immersion, megasonics and anneal technologies with automated single or dual-side wafer processing for high volume manufacturing.

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

Critical Dimension and Defect Review Scanning Electron Microscopes (CD-SEMs and DR-SEMs)

Scanning electron microscopes (SEMs) use an electron beam to form images of microscopic features of a patterned wafer at extremely high magnification. Applied’s SEM products provide customers with full automation, along with the high accuracy and sensitivity needed for measuring very small CDs. The Applied VeritySEM® metrology system uses proprietary SEM imaging technology to enable precise control of the lithography and etching processes. The VeritySEM measures CDs at a precision of less than 0.3nm, a requirement for 32nm and below device production and incorporates automation and software advancements for significantly higher throughput. Applied’s OPC Checktm software for the VeritySEM system performs automated qualification of OPC-based (optical proximity correction) chip designs, significantly reducing mask (see Mask Making section below) verification time over conventional manual methods.

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

Wafer Inspection

Using laser-based technology, defects can be detected on patterned wafers (wafers with printed circuit images) as they move between processing steps. Defects include particles, open circuit lines, and shorts between lines. Incorporating key advances in imaging technology, the Applied ComPlustm Inspection system, for darkfield applications, detects defects in devices with advanced design rules with the high speed required for customers’ volume production lines. The Applied UVision® 4 wafer Inspection system was introduced in 2010, enabling customers to detect yield-limiting defects in the critical patterning layers of 22nm and below logic and memory devices using DUV laser-based imaging technology.

Mask Making

Masks are used by photolithography systems to transfer microscopic circuit designs onto wafers. Since an imperfection in a mask may be replicated on the wafer, the mask must be virtually defect-free. Applied provides systems for etching and inspecting masks.

In 2010, the Company introduced its Applied Centura Tetratm X Advanced Reticle Etch system, an advanced etch tool for fabricating leading-edge masks at 22nm and beyond. Applied’s Tetra line of systems has been used by mask makers worldwide to etch the majority of high-end masks over the last five years. Applied also introduced the Applied Aera3tm Mask Inspection system which allows customers to meet the most critical defect detection challenges of 22nm masks. Using sophisticated aerial imaging technology, the Aera3 allows users to immediately see how the pattern on the mask will appear on the wafer, revealing only the defects most likely to print and significantly reducing inspection time.

Applied Global Services Segment

The Applied Global Services segment encompasses products and services designed to improve the performance and productivity, and reduce the environmental impact of the fab operations of semiconductor, LCD and solar PV manufacturers. The in-depth expertise and best known methods of Applied’s extensive global support infrastructure enable Applied to continuously support customers’ production requirements. Trained customer engineers and process support engineers are deployed in more than a dozen countries. These engineers are usually located at or near customers’ fab sites and service over 34,000 installed Applied systems, as well as non-Applied systems. Applied offers the following general types of services and products:

Fab Services — Applied offers a portfolio of fab-wide operations services to maintain and optimize customers’ fabrication facilities. Applied Performance Services offers customers comprehensive equipment support with performance-based pricing and predictable costs to enable improved cost of ownership. Included in this program is Applied’s ExpertConnect remote diagnostic capability, providing expert support around the clock. The Company also offers Performance Services for solar PV manufacturing. The first service product of its kind for the solar industry, the program enables customers to quickly ramp to volume production while optimizing the performance, cost and output of their manufacturing lines.

The Company also offers Performance Spares, which are spare parts manufactured to Applied’s strict technical specifications and quality standards. Applied’s Metron Chamber Performance Services unit provides precision cleaning, technology-enhanced coating and refurbishment on chamber process kits and components. The unit also has extensive analytical testing capabilities to validate and certify performance specifications.

In addition, Applied offers a wide range of products and services to extend the productive life of 200mm semiconductor fabs, including new and remanufactured 200mm equipment, system enhancements and fab transition services. Designed to maximize productivity and lower cost of ownership, these products also assist customers in implementing green manufacturing solutions. Applied’s 200mm systems are available in a broad range of production-proven technologies, including CVD, PVD, etch, implant, RTP, CMP, epitaxy, metrology and inspection tools.

Automation Systems — Applied offers automated factory-level and tool-level control software systems for semiconductor, LCD and solar cell manufacturing facilities. These enterprise solutions include manufacturing execution systems (MES) to automate the production of wafers and LCD and solar substrates, advanced process control systems, and scheduling and materials handling control systems. In 2010, the Company introduced its Applied SmartFactorytm MES software, a factory automation solution designed to help accelerate the production ramp of emerging technologies for solar PV, chip-packaging, and light-emitting diode (LED) applications.

Applied also offers computerized maintenance management systems, performance tracking, and modeling and simulation tools for improving asset utilization. Applied’s E3 equipment engineering system solution, for example, uniquely integrates all critical equipment automation and process control components. In 2010, the Company introduced its Applied SmartSchedtm system, the semiconductor industry’s first predictive scheduling solution for optimizing the movement of wafers during the lithography process to reduce cycle time and increase tool utilization.

Sub-Fab Systems — A significant component of solar PV chip manufacturing is the ancillary equipment such as pumps and abatement systems that are connected to the process chambers. Located outside the clean area of the facility in the sub-fab, this equipment controls fab emissions to assure clean, sustainable chip manufacturing.

Abatement Control Systems — In 2010, the Company introduced its Applied iSYStm platform, the industry’s first fully-integrated abatement and vacuum pumping solution for controlling emissions and reducing energy costs in the fab. Synchronized with an Applied process tool, the iSYS system can deliver typical annual savings in power, water and gas consumption equivalent to 200MWh of energy compared to currently available technologies.

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

To meet growing consumer demand for larger, more cost-effective LCD TVs, LCD manufacturers have moved to increasingly larger-sized substrates. Applied’s latest generation (Gen) 10 systems can process substrates sized at approximately 2.85 x 3.05 meters, with each substrate enabling the production of up to six 65-inch LCD TV screens. These Gen-10 systems include the AKT-90K PECVD and the Gen-10 AKT-90K EBT products.

Energy and Environmental Solutions Segment

The Energy and Environmental Solutions segment includes manufacturing solutions for the generation and conservation of energy. To increase the conversion efficiency and yields of solar PV devices, Applied offers manufacturing solutions for wafer-based crystalline silicon (c-Si) and glass based thin film applications.

Applied’s portfolio of solar PV cell fabrication technologies has made it a leading supplier of c-Si manufacturing systems worldwide. Key benefits of these systems are high-productivity, advanced ultra-thin wafer handling, and extensive automation, helping customers to lower the cost per watt of electricity from solar PVs. Applied offers a comprehensive line of automated metallization and test systems for c-Si cell manufacturing. The Applied Baccini systems offer high-precision printing capability designed to increase the efficiency of c-Si solar cells. Applied also offers systems for slicing and squaring wafers from silicon ingots. The high productivity and performance of the Applied HCT B5 platform have made it the leading wire saw used by solar PV cell manufacturers worldwide. The Company also offers the Applied HCT Diamond Squarertm system, which uses diamond wire technology to eliminate the need for abrasive slurry and reduces electricity consumption.

Thin film solar technologies are ideally suited for large-scale applications, such as utility scale solar farms and commercial rooftops, where space is not a constraint. The Company offers the Applied AKT PECVD system for depositing low temperature polysilicon films for thin film applications. Applied also offers the ATONtm in-line deposition system, a large-area platform for high-quality deposition and high-throughput in both c-Si and thin film solar PV manufacturing.

Prior to the third quarter of fiscal 2010, Applied offered its fully-integrated SunFabtm production line for manufacturing large-size thin film panels. In the third quarter of fiscal 2010, Applied restructured its Energy and Environmental Solutions segment in response to adverse market conditions for thin film solar, including delays in utility-scale solar adoption, solar panel manufacturers’ challenges in obtaining affordable capital, changes and uncertainty in government renewable energy policies, and competitive pressure from c-Si solar technologies. As part of the restructuring, Applied discontinued sales to new customers of its fully-integrated SunFab lines, but will offer individual tools for thin film solar manufacturing. Applied is supporting existing SunFab line customers with services, upgrades and capacity increases through its Applied Global Services segment and will continue RD&E efforts to improve thin film panel efficiency and high-productivity deposition.

Other products offered under the Energy and Environmental Solutions segment include roll-to-roll, vacuum web coating systems for high-performance deposition of a range of films on flexible substrates for functional, aesthetic or optical properties. The Company’s Applied Topmettm 4450, is the world’s largest and fastest roll-to-roll machine for depositing ultra-thin aluminum films for flexible packaging applications.

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

Applied’s backlog increased from $2.7 billion at October 25, 2009 to $3.2 billion at October 31, 2010. Applied’s backlog on any particular date is not necessarily indicative of actual sales for any succeeding period. Customers may delay delivery of products or cancel orders prior to shipment, subject to possible cancellation penalties. Delays in delivery schedules and/or a reduction of backlog during any particular period could have a material adverse effect on Applied’s business and results of operations.

Manufacturing, Raw Materials and Supplies

Applied’s manufacturing activities consist primarily of procurement, assembly, test and integration of various proprietary and commercial parts, components and subassemblies (collectively, parts) that are used to manufacture systems. Manufacturing requires raw materials, including a wide variety of mechanical and electrical components, to be manufactured to Applied’s specifications. Applied uses numerous companies, including contract manufacturers, to supply parts and assembly services for the manufacture and support of its products. Although Applied makes reasonable efforts to assure that parts are available from multiple qualified suppliers, this is not always possible. Accordingly, some key parts may be obtained from only a single supplier or a limited group of suppliers. Applied seeks to reduce costs and to lower the risks of production and service interruptions, as well as shortages of key parts, by: (1) selecting and qualifying alternate suppliers for key parts; (2) monitoring the financial condition of key suppliers; (3) maintaining appropriate inventories of key parts; (4) qualifying new parts on a timely basis; and (5) locating certain manufacturing operations in areas that are closer to suppliers and customers Applied is implementing a more distributed manufacturing model, which includes transitioning certain manufacturing and supply chain activities from the United States and Europe to Singapore, Taiwan and other countries in Asia and completing assembly of some systems at the customer site.

Research, Development and Engineering

Applied’s long-term growth strategy requires continued development of new products. Applied’s significant investment in research, development and engineering (RD&E) has generally enabled it to deliver new products and technologies before the emergence of strong demand, thus allowing customers to incorporate these products into their manufacturing plans at an early stage in the technology selection cycle. Applied works closely with its global customers to design systems and processes that meet their planned technical and production requirements. Product development and engineering organizations are located primarily in the United States, as well as in Europe, Israel, Taiwan and China. In addition, Applied outsources certain RD&E activities, some of which are performed outside the United States, primarily in India. Process support and customer demonstration laboratories are located in the United States, China, Taiwan, Europe and Israel.

Applied’s investments in RD&E for product development and engineering programs to create or improve products and technologies over the last three years were as follows: $1.1 billion (12 percent of net sales) in fiscal 2010, $934 million (19 percent of net sales) in fiscal 2009 and $1.1 billion (14 percent of net sales) in fiscal 2008. Applied has spent an average of 13 percent of net sales in RD&E over the last five years. In addition to RD&E for specific product technologies, Applied maintains ongoing programs for automation control systems, materials research and environmental control that are applicable to its products.

In fiscal 2010, Applied developed new technology to enable next-generation 22nm and below chip designs. These systems were designed to help customers continue their drive to pack more transistors in the same space using using high-k/metal gate technologies and double patterning processes. Applied also developed technology for through-silicon vias (TSVs), an emerging solution for interconnecting three dimensional chip stacks to provide better device performance, lower power consumption and the integration of heterogeneous devices. In the solar PV area, Applied continued the development of its precision wafering and cell manufacturing products for lowering the cost of producing solar-generated electricity through advanced crystalline silicon technology. RD&E also included activities to develop products that enable lower-cost production of solar energy, production of light emitting diode (LED) devices for display backlighting and general lighting, and other products to enable energy conservation.

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

Marketing and Sales

Net sales by geographic region, which are attributed according to the location of customers’ facilities, were as follows:

	2010		2009		2008
	($)	(%)	($)	(%)	($)	(%)
	(In millions, except percentages)

Taiwan	2,750	29	1,026	21	1,837	22
Korea	1,768	19	664	13	1,309	16
China	1,557	16	635	13	780	10
Japan	768	8	718	14	1,218	15
Southeast Asia	578	6	252	5	516	6

Asia Pacific	7,421	78	3,295	66	5,660	69
North America(*)	1,147	12	966	19	1,520	19
Europe	981	10	753	15	949	12

Total	9,549	100	5,014	100	8,129	100

(*)	Primarily the United States.

Because of the highly technical nature of its products, Applied markets and sells products worldwide through a direct sales force. Approximately 88 percent of Applied’s fiscal 2010 net sales were to regions outside of the United States.

General economic conditions impact Applied’s business and financial results. From time to time, the markets in which products are sold experience weak economic conditions that may negatively impact sales. Applied’s business is usually not seasonal in nature, but it is highly cyclical, based on capital equipment investment by major semiconductor, flat panel display, solar PV and other manufacturers. Customers’ expenditures depend on many factors, including: anticipated market demand and pricing for semiconductors, LCDs, solar cells and modules, and other substrates; the development of new technologies; customers’ factory utilization; capital resources and financing; and global and regional economic conditions.

Applied manages its business and reports financial results based on the segments described above, but does not allocate certain sales and marketing costs to the segments.

Information on net sales to unaffiliated customers and long-lived assets attributable to Applied’s geographic regions is included in Note 17 of Notes to Consolidated Financial Statements. The following companies accounted for at least 10 percent of Applied’s net sales in 2010, 2009, and/or 2008, which were for products in multiple reportable segments.

	2010	2009	2008

Samsung Electronics Co., Ltd.	14%	10%	16%
Taiwan Semiconductor Manufacturing Company Limited	11%	*	*
Intel Corporation	*	12%	*

*	Less than 10%.

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

The competitive environment for each segment is described below:

The semiconductor industry has been increasingly driven by consumer demand for lower-cost electronic products with increased capability and, to a lesser extent, by demand for commercial applications. As a result, products within the Silicon Systems Group segment are subject to rapid changes in customer requirements, including transitions to smaller dimensions, new materials and an increasing number of applications. While certain existing technologies may be adapted to new requirements, some applications create the need for an entirely different technical approach. The rapid pace of technological change can quickly diminish the value of current technologies and products and create opportunities for existing and new competitors. Applied offers a broad portfolio of technically- differentiated products that must continuously evolve to satisfy customers’ requirements in order to compete effectively. Applied allocates resources among its numerous product offerings and therefore may decide not to invest in an individual product to the same degree as competitors who specialize in fewer products. There are a number of competitors serving the semiconductor manufacturing equipment industry, with some offering a single product line and others offering multiple product lines. These competitors range from suppliers serving a single region to global, diversified companies. Factors that influenced the competitive environment for the Silicon Systems Group in fiscal 2010 included the rebound in the semiconductor industry, driven by higher demand for PCs and cell phones as well as the introduction of tablet computers. Higher factory utilization rates and tight device supply led manufacturers to increase their wafer fab equipment (WFE) capital spending, which is the major driver for Silicon Systems Group net sales.

Products and services within the Applied Global Services segment are characterized by demanding worldwide service requirements and a diverse group of numerous competitors. To compete effectively, Applied offers products and services to reduce costs, improve productivity, and lessen the environmental impact of customers’ fab operations. Significant competitive factors include productivity, cost-effectiveness, and the level of technical service and support. The importance of these factors varies according to customers’ needs and the type of products or services offered. Customers with more significant operations and/or expertise may require fewer service products than customers who place greater reliance on an outsourcing model. Industry conditions that affected Applied Global Services’ sales of spares and services in fiscal 2010 were principally semiconductor manufacturers’ wafer starts as well as additions to the tool installed base.

Products in the Display segment are subject to strong competition from a number of major competitors. Applied holds established market positions with its technically-differentiated thin film technology (TFT)-LCD manufacturing solutions for PECVD, color filter PVD and TFT array testing, although its market position could change quickly due to customers’ evolving requirements. The competitive environment for Applied’s Display segment in fiscal 2010 was characterized by increased capacity requirements for larger flat panel televisions and growing global demand for touch screen devices.

Applied’s products within the Energy and Environmental Solutions segment compete in diverse market areas, including equipment to make solar PV cells and modules. All of these markets are driven by extreme pressure to reduce overall production costs and improve cell performance. In this segment, Applied offers products primarily for c-Si wafer-based applications. Applied competes with many other companies, some of which have more experience with solar applications and some of which are just entering the solar equipment business.

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

In the normal course of business, Applied periodically receives and makes inquiries regarding possible patent infringement. In responding to such inquiries, it may become necessary or useful for Applied to obtain or grant licenses or other rights. However, there can be no assurance that such licenses or rights will be available to Applied on commercially reasonable terms, or at all. If Applied is not able to resolve or settle claims, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend its position, Applied’s business, financial condition and results of operations could be materially and adversely affected.

Environmental Matters

Applied maintains a number of environmental, health and safety programs that are primarily preventive in nature. As part of these programs, Applied regularly monitors ongoing compliance with applicable laws and regulations. In addition, Applied has trained personnel to conduct investigations of any environmental, health or safety incidents, including, without limitation, spills, releases or possible contamination.

Compliance with federal, state and local environmental, health and safety provisions, including, without limitation, those regulating the discharge of materials into the environment, remedial agreements and other actions relating to the environment have not had, and are not expected to have, a material effect on Applied’s capital expenditures, competitive position, financial condition or results of operations.

The most recent report on Applied’s environmental, health and safety activities can be found in the Company’s Citizenship Report on its website at http://www.appliedmaterials.com/about/environment.html with additional information at http://www.appliedmaterials.com/about/cr/sustainability. The Citizenship Report is updated periodically. This website address is intended to be an inactive textual reference only. None of the information on Applied’s website is part of this Form 10-K or is incorporated by reference herein.

Employees

At October 31, 2010, Applied employed approximately 13,000 regular employees and 1,325 temporary employees. In the high-technology industry, competition for highly-skilled employees is intense. Applied believes that its future success is highly dependent upon its continued ability to attract, retain and motivate qualified employees. There can be no assurance that Applied will be able to attract, hire, assimilate, motivate and retain a sufficient number of qualified employees.

Executive Officers of the Registrant

The following table and notes set forth information about Applied’s executive officers as of October 31, 2010:

Name of Individual	Position

Michael R. Splinter(1)	Chairman of Board of Directors, President and Chief Executive Officer
George S. Davis(2)	Executive Vice President, Chief Financial Officer
Mark R. Pinto(3)	Executive Vice President, General Manager Energy and Environmental Solutions and Display, Chief Technology Officer
Randhir Thakur(4)	Executive Vice President, General Manager Silicon Systems
Joseph Flanagan(5)	Senior Vice President, Worldwide Operations and Supply Chain
Manfred Kerschbaum(6)	Senior Vice President, Chief of Staff
Joseph J. Sweeney(7)	Senior Vice President, General Counsel and Corporate Secretary
Chris Bowers(8)	Group Vice President, Corporate Initiatives
Ron Kifer(9)	Group Vice President, Chief Information Officer
Mary Humiston(10)	Group Vice President, Global Human Resources
Charlie Pappis(11)	Group Vice President, General Manager Applied Global Services
Thomas S. Timko(12)	Corporate Vice President, Corporate Controller and Chief Accounting Officer

(1)	Mr. Splinter, age 60, was named President, Chief Executive Officer and a member of Applied’s Board of Directors upon joining Applied in April 2003, and he has been Chairman of the Board of Directors since March 2009. Prior to joining Applied, Mr. Splinter worked for nearly 20 years at Intel Corporation (Intel), most recently as Executive Vice President and Director of the Sales and Marketing Group, responsible for sales and operations worldwide. Mr. Splinter previously held various executive positions at Intel, including Executive Vice President and General Manager of the Technology and Manufacturing Group.

(2)	Mr. Davis, age 53, was promoted to Executive Vice President, Chief Financial Officer in December 2006, after being appointed Group Vice President, Chief Financial Officer effective November 2006. Previously, he had been Group Vice President, General Manager, Corporate Business Development since February 2005. From November 1999 to February 2005, Mr. Davis served as Vice President and Corporate Treasurer, where he managed Applied’s worldwide treasury operations and was responsible for investments, tax, financial risk management, and trade and export matters. Mr. Davis joined Applied in 1999.

(3)	Dr. Pinto, age 51, has served as Executive Vice President since joining Applied in January 2004. His current responsibility is General Manager, Energy and Environmental Solutions and Display as well as corporate Chief Technology Officer. Prior to joining Applied, Dr. Pinto spent 19 years with Bell Laboratories and the Lucent Microelectronics Group, which later became Agere Systems Inc., most recently as Vice President of the Analog Products Division. Dr. Pinto holds a Ph.D. in Electrical Engineering from Stanford University.

(4)	Dr. Thakur, age 48, has held the position of Executive Vice President, General Manager Silicon Systems since October 2009. Previously, he was Senior Vice President, General Manager, Thin Film Solar and Display. He was appointed Senior Vice President, General Manager, Strategic Operations when he rejoined Applied in May 2008. He previously was with Applied from 2000 to 2005 in a variety of executive roles including Group Vice President, General Manager for Front End Products. From September 2005 to May 2008, Dr. Thakur served as Executive Vice President of Technology and Fab Operations at SanDisk Corporation and as head of SanDisk’s worldwide operations. Prior to joining Applied in 2000, Dr. Thakur served in leadership roles at Steag Electronic Systems AG and Micron Technology, Inc.

(5)	Mr. Flanagan, age 39, was appointed Senior Vice President, Worldwide Operations and Supply Chain in February 2010. Prior to joining Applied, Mr. Flanagan held executive positions in global operations for Nortel Networks Corporation, including president of Nortel Business Services from August 2009 to February 2010. Previously, Mr. Flanagan held a number of positions from 1993 to 2006 at General Electric.

(6)	Mr. Kerschbaum, age 56, was named Senior Vice President, Chief of Staff in September 2009. Prior to that he served as Senior Vice President, General Manager, Applied Global Services from January 2005 to September 2009. Mr. Kerschbaum was Senior Vice President, Global Operations from July 2004 to January 2005 and from October 2002 to May 2003. From May 2003 to July 2004, he was Group Vice President, Foundation Engineering and Operations. From January 1996 to October 2002, he held various positions in Applied Materials North America, most recently as Group Vice President, General Manager, Applied Materials North America. Mr. Kerschbaum has served in various other operations, customer service and engineering positions since joining Applied in 1983.

(7)	Mr. Sweeney, age 62, has held the position of Senior Vice President, General Counsel and Corporate Secretary of Applied since July 2005, with responsibility for global legal affairs, intellectual property and security. From April 2002 to July 2005, Mr. Sweeney was Group Vice President, Legal Affairs and Intellectual Property, and Corporate Secretary. Mr. Sweeney joined Applied in 1993.

(8)	Mr. Bowers, age 50, has been Group Vice President, Corporate Initiatives since March 2008. From March 2008 to September 2009, he was Group Vice President and General Manager of Corporate Services and Chief of Staff, working closely with executives on effective business strategy execution. Prior to joining Applied, Mr. Bowers was a partner at the Hay Group, where he held various business leadership and consulting positions from 1992 to 2008. Most recently, he was Director of Client Services in Europe, the Middle East and Africa, and a member of the Hay Group Global R&D Council.

(9)	Mr. Kifer, age 59, joined Applied in May 2006 as Group Vice President and Chief Information Officer, Global Information Services. Prior to his appointment, Mr. Kifer spent five years with DHL in various executive management roles, most recently as the Senior Vice President and Chief Information Officer for North America, Asia Pacific and Emerging Markets.

(10)	Ms. Humiston, age 45, was named Group Vice President, Global Human Resources, in May 2010. Prior to that, she served as the Corporate Vice President of Human Resources for both the Energy and Environmental Solutions and Display groups. Prior to joining Applied, Ms. Humiston was Vice President of Human Resources at Honeywell International Inc. from October 2002 to June 2008, with responsibility for various corporate and international organizations. She previously held executive positions with PeoplePC, Gap, Inc. and General Electric.

(11)	Mr. Pappis, age 50, has been Group Vice President and General Manager of Applied Global Services since September 2009. He previously held positions in Applied Global Services as Corporate Vice President and General Manager for the Semiconductor Service Solutions group and as general manager for Equipment Productivity Services. He has held various other management positions since joining Applied in 1986.

(12)	Mr. Timko, age 42, joined Applied in March 2010 as Corporate Vice President, Corporate Controller and Chief Accounting Officer. From June 2006 until March 2010, Mr. Timko was with Delphi Automotive LLP, where he was most recently Chief Accounting Officer and Controller. He served as Assistant Controller for The Interpublic Group of Companies, Inc. from December 2004 to June 2006, and previously at Dover Corporation. Mr. Timko began his career in 1991 with PricewaterhouseCoopers LLC and is a certified public accountant.

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

To meet rapidly changing demand in the industries it serves, Applied must accurately forecast demand and effectively manage its resources and production capacity for each of its segments as well as across multiple segments. During periods of increasing demand for its products, Applied must have sufficient manufacturing capacity and inventory to meet customer demand; effectively manage its supply chain; attract, retain and motivate a sufficient number of qualified employees; and continue to control costs. During periods of decreasing demand, Applied must reduce costs and align its cost structure with prevailing market conditions; effectively manage its supply chain; and motivate and retain key employees. If Applied does not accurately forecast and timely and appropriately adapt to changes in its business environment, Applied’s business, financial condition and results of operations may be materially and adversely affected.

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

Uncertainty about future economic and industry conditions also makes it more challenging for Applied to forecast its operating results, make business decisions, and identify the risks that may affect its business, sources and uses of cash, financial condition and results of operations. Applied may be required to implement additional cost reduction efforts, including restructuring activities, and/or modify its business model, which may adversely affect Applied’s ability to capitalize on opportunities in a market recovery. In addition, Applied maintains an investment portfolio that is subject to general credit, liquidity, foreign exchange, market and interest rate risks. The risks to Applied’s investment portfolio may be exacerbated if financial market conditions deteriorate and, as a result, the value and liquidity of the investment portfolio and return on pension assets could be negatively impacted and lead to impairment charges. If Applied does not timely and appropriately adapt to changes resulting from the uncertain macroeconomic environment and industry conditions, Applied’s business, financial condition or results of operations may be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes in the various industries in which it operates.

The global semiconductor, flat panel display, solar and related industries in which Applied operates are characterized by ongoing changes affecting some or all of these industries, including:

•	increasing capital requirements for building and operating new fabrication plants and customers’ ability to raise the necessary capital, particularly in a difficult financial market;

•	differences in growth rates among the semiconductor, display and solar industries;

•	the increasing importance of establishing, improving and maintaining strong relationships with customers;

•	abrupt and unforeseen shifts in the nature and amount of customer and end-user demand;

•	the increasing cost and complexity for customers to move from product design to volume manufacturing, which may slow the adoption rate for new manufacturing technology;

•	the need to reduce the total cost of manufacturing system ownership, due in part to greater demand for lower-cost consumer electronics as compared to business information technology spending;

•	the heightened importance to customers of system reliability and productivity and the effect on demand for fabrication systems as a result of their increasing productivity, device yield and reliability;

•	the increasing importance of, and difficulties in, developing products with sufficient differentiation to influence customers’ purchasing decisions;

•	requirements for shorter cycle times for the development, manufacture and installation of manufacturing equipment;

•	price and performance trends for semiconductor devices, LCDs and solar PVs, and the corresponding effect on demand for such products;

•	the increasing importance of the availability of spare parts to maximize the time that customers’ systems are available for production;

•	the increasing role for and complexity of software in Applied products; and

•	the increasing focus on reducing energy usage and improving the environmental impact and sustainability associated with manufacturing operations.

If Applied does not successfully manage the risks resulting from the ongoing changes in the semiconductor, flat panel display, solar and related industries, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes specific to the semiconductor industry.

The greatest portion of Applied’s consolidated net sales and profitability historically has been derived from sales of manufacturing equipment by the Silicon Systems Group to the global semiconductor industry. In addition, a majority of the revenues of Applied Global Services is from sales of service products to semiconductor manufacturers. The semiconductor industry is characterized by ongoing changes particular to that industry in addition to the general industry changes described in the preceding risk factor, including:

•	the increasing cost of research and development due to many factors, including: decreasing linewidths on a chip; the use of new materials such as cobalt and yttrium; new and more complex device structures; more applications and process steps; increasing chip design costs; and the increasing cost and complexity of integrated manufacturing processes;

•	the growing number of types and varieties of semiconductors and number of applications across multiple substrate sizes;

•	differing market growth rates and capital requirements for different applications, such as NAND Flash, DRAM, logic and foundry, and the resulting effect on customers’ spending patterns and on Applied’s ability to compete in these market segments;

•	the increasing cost and complexity for semiconductor manufacturers to move more technically advanced capability and smaller linewidths to volume manufacturing, and the resulting impact on the rates of technology transition and investment in capital equipment;

•	semiconductor manufacturers’ increasing adoption of more productive 300mm systems in relation to 200mm system capacity, and the resulting effect on demand for manufacturing equipment and services;

•	the decreasing rate of capital expenditures as a percentage of semiconductor manufacturers’ revenue;

•	shorter cycle times between customers’ order placement and product shipment, which may lead to inventory write-offs and manufacturing inefficiencies that decrease gross margin;

•	technology developments in related markets, such as lithography, to which Applied may need to adapt;

•	competitive factors that make it difficult to enhance market position;

•	the importance of growing market positions in larger market segments, such as etch and inspection;

•	the increasing concentration of wafer starts in one country, Korea, where Applied’s service penetration and service-revenue-per-wafer-start have been lower than in other regions;

•	the increasing fragmentation of semiconductor markets, leading certain markets to become too small to support the cost of a new fabrication plant, while others require less technologically advanced products; and

•	the cost, technical complexity and timing of a proposed transition from 300mm to 450mm wafers.

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

The global flat panel display industry historically has experienced considerable volatility in capital equipment investment levels, due in part to the limited number of LCD manufacturers and the concentrated nature of LCD end-use applications. Recently, industry growth has depended to a considerable extent on consumer demand for increasingly larger and more advanced TVs. In addition to the general industry changes described above in the third risk factor, the display industry is characterized by ongoing changes particular to that industry, including:

•	the planned expansion of manufacturing facilities in China by Chinese display manufacturers as well as manufacturers from other countries, and the ability of non-Chinese manufacturers to obtain government approvals;

•	technical and financial difficulties associated with transitioning to larger substrate sizes for LCDs;

•	the effect of a slowing rate of transition to larger substrate sizes on capital intensity and product differentiation;

•	technical difficulties and costs associated with developing new technologies for use in LCD manufacturing, such as LEDs for backlighting;

•	new energy efficiency standards for large-screen LCD TVs; and

•	uncertainty with respect to future LCD technology end-use applications and growth drivers.

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

Applied anticipates that an increasing portion of its business will be in the emerging solar market, which, in addition to the general industry changes described above in the third risk factor, is characterized by ongoing changes specific to the solar industry, including:

•	the need to continually decrease the cost-per-watt of electricity produced by solar PV products by, among other things, reducing operating costs and increasing throughputs for solar PV manufacturing, and improving the conversion efficiency of solar PVs;

•	the impact on demand for solar PV products arising from the cost of electricity generated by solar PVs compared to the cost of electricity from the existing grid or other energy sources;

•	the varying energy policies of governments around the world and their effect in influencing the rate of growth of the solar PV market, including the availability and amount of government incentives for solar power such as tax credits, feed-in tariffs, rebates, renewable portfolio standards that require electricity providers to sell a targeted amount of energy from renewable sources, and goals for solar installations on government facilities;

•	the cost of polysilicon and other materials;

•	changes in the nature and amount of end demand for solar PVs that may adversely impact the sales growth rates and profitability of Applied’s products;

•	varying levels of infrastructure investment for “smart grid” technologies to modernize and enhance the transmission, distribution and use of electricity, which link distributed solar PV sources to population centers, increase transmission capability, and optimize power usage;

•	access to affordable financing and capital by customers and end-users; and

•	the growing number of solar PV manufacturers and increasing global production capacity for solar PVs, primarily in China as a result of increased solar subsidies and lower manufacturing costs, which may lead to oversupply.

If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the solar industry, its business, financial condition and results of operations could be materially and adversely affected.

Applied must adapt its business and product offerings to respond to competition and rapid technological changes.

As Applied operates in a highly competitive environment, its future success depends on many factors, including the effective commercialization and customer acceptance of its equipment, services and related products. In addition, Applied must successfully execute its growth strategy, including enhancing market share in existing markets, expanding into related markets, cultivating new markets and exceeding industry growth rates, while constantly improving its operational performance. The development, introduction and support of a broadening set of products in more varied competitive environments have grown increasingly complex and expensive over time. Furthermore, new or improved products may entail higher costs and reduced profits. Applied’s performance may be adversely affected if it does not timely, cost-effectively and successfully:

•	develop new products, improve and/or develop new applications for existing products, and adapt similar products for use by customers in different applications and/or markets with varying technical requirements;

•	appropriately price and achieve market acceptance of products;

•	differentiate its products from those of competitors and any disruptive technologies, meet performance specifications, and drive efficiencies and cost reductions;

•	maintain operating flexibility to enable different responses to different markets, customers and applications;

•	allocate resources, including people and R&D funding, among Applied’s products and between the development of new products and the enhancement of existing products, as most appropriate and effective for future growth;

•	reduce the cost of, and improve the productivity of capital invested in, R&D activities;

•	accurately forecast demand, work with suppliers and meet production schedules for its products;

•	improve its manufacturing processes and achieve cost efficiencies across product offerings;

•	adapt to changes in value offered by companies in different parts of the supply chain;

•	qualify products for volume manufacturing with its customers; and

•	implement changes in its design engineering methodology, including those that enable reduction of material costs and cycle time, greater commonality of platforms and types of parts used in different systems, greater effectiveness of product life cycle management, and reduced energy usage and environmental impact.

If Applied does not successfully manage these challenges, its business, financial condition and results of operations could be materially and adversely affected.

Operating in multiple industries, and the entry into new markets and industries, entail additional challenges.

As part of its growth strategy, Applied must successfully expand into related or new markets and industries, either with its existing products or with new products developed internally or obtained through acquisitions. The entry into different markets involves additional challenges, including those arising from:

•	the need to devote additional resources to develop new products for, and operate in, new markets;

•	differing rates of profitability and growth among multiple businesses;

•	Applied’s ability to anticipate demand, capitalize on opportunities, and avoid or minimize risks;

•	the complexity of managing multiple businesses with variations in production planning, execution, supply chain management and logistics;

•	the adoption of new business models;

•	the need to undertake activities to grow demand for end-products;

•	the need to develop adequate new business processes and systems;

•	Applied’s ability to rapidly expand its operations to meet increased demand and the associated effect on working capital;

•	new materials, processes and technologies;

•	the need to attract, motivate and retain employees with skills and expertise in these new areas;

•	new and more diverse customers and suppliers, including some with limited operating histories, uncertain and/or limited funding, evolving business models and/or locations in regions where Applied does not have existing operations;

•	different customer service requirements;

•	new or different competitors with potentially more financial or other resources, industry experience and/or established customer relationships;

•	entry into new industries and countries, with differing levels of government involvement, laws and regulations, and business, employment and safety practices;

•	third parties’ intellectual property rights; and

•	the need to comply with, or work to establish, industry standards and practices.

In addition, Applied has begun applying for and receiving funding from United States and other government agencies for certain strategic development programs to increase its R&D resources and address new market opportunities. As a condition to this government funding, Applied may be subject to certain record-keeping, audit, intellectual property rights-sharing and/or other obligations.

If Applied does not successfully manage the risks resulting from its diversification and entry into new markets and industries, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to the risks of operating a global business.

In fiscal 2010, approximately 88 percent of Applied’s net sales were to customers in regions outside the United States. Certain of Applied’s R&D and manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in Singapore, Taiwan, China, Korea, Israel, Italy and Switzerland. Applied is also expanding its business and operations in new countries. The global nature of Applied’s business and operations presents challenges, including but not limited to those arising from:

•	varying regional and geopolitical business conditions and demands;

•	political and social attitudes, laws, rules, regulations and policies within countries that favor domestic companies over non-domestic companies, including customer- or government-supported efforts to promote the development and growth of local competitors;

•	variations among, and changes in, local, regional, national or international laws and regulations (including intellectual property, labor, tax, and import /export laws), as well as the interpretation and application of such laws and regulations;

•	global trade issues, including those related to the interpretation and application of import and export licenses;

•	positions taken by governmental agencies regarding possible national commercial and/or security issues posed by international business operations;

•	fluctuating raw material, commodity and energy costs;

•	challenges associated with managing more geographically diverse operations and projects ;

•	varying customs, practices and expectations of workers in different regions;

•	variations in the ability to develop relationships with local customers, suppliers and governments;

•	fluctuations in interest rates and currency exchange rates, including the relative strength or weakness of the U.S. dollar and the euro;

•	the need to provide sufficient levels of technical support in different locations;

•	political instability, natural disasters (such as earthquakes, floods or storms), pandemics, terrorism or acts of war in locations where Applied has operations, suppliers or sales;

•	cultural and language differences;

•	shipping costs and/or delays;

•	the need to continually improve the Company’s operating cost structure;

•	difficulties and uncertainties associated with the entry into new countries;

•	uncertainties with respect to economic growth rates in various countries; and

•	uncertainties with respect to growth rates for the manufacture and sales of semiconductors, LCDs and solar PVs in the developing economies of certain countries.

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

Applied’s semiconductor and flat panel display customer bases historically have been, and are becoming even more, highly concentrated as a result of economic and industry conditions. For example, in fiscal 2010, four semiconductor manufacturers accounted for 51 percent of Silicon Systems Group net sales, and five LCD manufacturers accounted for 71 percent of Display net sales.Certain customers have experienced significant ownership or management changes, consolidated with other manufacturers, outsourced manufacturing activities, or engaged in collaboration or cooperation arrangements with other manufacturers. In addition, customers have entered into strategic alliances or industry consortia that have increased the influence of key industry participants in technology decisions made by their partners. Also, certain semiconductor and display customers are making an increasingly greater percentage of their respective industry’s capital equipment investments.

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

Manufacturing interruptions or delays could affect Applied’s ability to meet customer demand and lead to higher costs, while the failure to estimate customer demand accurately could result in excess or obsolete inventory.

Applied’s business depends on its timely supply of equipment, services and related products that meet the rapidly changing technical and volume requirements of its customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers and timely performance by contract manufacturers. Some key parts may be subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers located in countries other than the United States, including China and Korea. Cyclical industry conditions and the volatility of demand for manufacturing equipment increase capital, technical, operational and other risks for companies throughout Applied’s supply chain. Further, the adverse conditions in the credit and financial markets and industry slowdowns in recent periods have caused, and may continue to cause, some suppliers to scale back operations, exit businesses, merge with other companies, or file for bankruptcy protection and possibly cease operations, potentially affecting Applied’s ability to obtain quality parts on a timely basis. Applied may experience significant interruptions of its manufacturing operations, delays in its ability to deliver products or services, increased costs or customer order cancellations as a result of:

•	the failure or inability of suppliers to timely deliver sufficient quantities of quality parts on a cost-effective basis;

•	volatility in the availability and cost of materials;

•	difficulties or delays in obtaining required import or export approvals;

•	information technology or infrastructure failures;

•	natural disasters (such as earthquakes, floods or storms); or

•	other causes (such as regional economic downturns, pandemics, political instability, terrorism, or acts of war) that could result in delayed deliveries, manufacturing inefficiencies, increased costs or order cancellations.

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

Applied has made, and in the future intends to make, acquisitions of, and investments in, companies, technologies or products in existing, related or new markets for Applied. Acquisitions involve numerous risks, including but not limited to:

•	diversion of management’s attention from other operational matters;

•	inability to complete acquisitions as anticipated or at all;

•	inability to realize anticipated benefits;

•	failure to commercialize purchased technologies;

•	inability to capitalize on characteristics of new markets that may be significantly different from Applied’s existing markets and where competitors may have stronger market positions and customer relationships;

•	failure to attract, retain and motivate key employees from the acquired business;

•	exposure to new operational risks, rules, regulations, worker expectations, customs and practices to the extent acquired businesses are located in countries where Applied has not historically conducted business;

•	challenges associated with managing new, more diverse and more widespread operations, projects and people;

•	inability to obtain and protect intellectual property rights in key technologies;

•	inadequacy or ineffectiveness of an acquired company’s internal financial controls, disclosure controls and procedures, and/or environmental, health & safety, human resource, or other policies or practices;

•	impairment of acquired intangible assets and goodwill as a result of changing business conditions, technological advancements or worse-than-expected performance of the segment;

•	the risk of litigation or disputes with customers, suppliers, partners or stockholders of an acquisition target arising from a proposed or completed transaction;

•	unknown, underestimated and/or undisclosed commitments or liabilities;

•	inappropriate scale of acquired entities’ critical resources or facilities for business needs; and

•	ineffective integration of operations, systems, technologies, products or employees of an acquired business.

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

Applied’s success and competitiveness depend in large part on its ability to attract, retain and motivate key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, changes in Applied’s management or leadership, competitors’ hiring practices, cost reduction activities (including workforce reductions), and the effectiveness of Applied’s compensation and benefit programs, including its share-based programs. Applied periodically evaluates its overall compensation program and makes adjustments, as appropriate, to enhance its competitiveness. If Applied does not successfully attract, retain and motivate key employees, Applied may be unable to capitalize on its opportunities and its operating results may be materially and adversely affected.

The failure to successfully implement and conduct outsourcing activities and other operational initiatives could adversely affect results of operations.

To better align its costs with market conditions, locate closer to customers, enhance productivity, and improve efficiencies, Applied conducts engineering, software development, manufacturing, sourcing and other operations in regions outside the United States, including India, China, and Korea. Applied is implementing a more distributed manufacturing model, which includes transitioning certain manufacturing and supply chain activities from the United States and Europe to Singapore, Taiwan and other countries in Asia and completing assembly of some systems at the customer site. In addition, Applied outsources certain functions to third parties, including companies in the United States, India, China, Korea and other countries. Outsourced functions include contract manufacturing, engineering, customer support, software development, information technology support, finance and administrative activities. The expanding role of third party providers has required changes to Applied’s existing operations and the adoption of new procedures and processes for retaining and managing these providers, as well as redistributing responsibilities as warranted, in order to realize the potential productivity and operational efficiencies, assure quality and continuity of supply, and protect Applied’s intellectual property. If Applied does not accurately forecast the amount, timing and mix of demand for products, or if contract manufacturers or other outsource providers fail to perform in a timely manner or at satisfactory quality levels, Applied’s ability to meet customer requirements could suffer, particularly during a market upturn.

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

If Applied does not effectively develop and implement its outsourcing and relocation strategies, if required export and other governmental approvals are not timely obtained, if Applied’s third party providers do not perform as anticipated, or if there are delays or difficulties in enhancing business processes, Applied may not realize anticipated productivity improvements or cost efficiencies, and may experience operational difficulties, increased costs (including energy and transportation), manufacturing interruptions or delays, inefficiencies in the structure and/or operation of its supply chain, loss of its intellectual property rights, quality issues, increased product time-to-market, and/or inefficient allocation of human resources, any or all of which could materially and adversely affect Applied’s business, financial condition and results of operations.

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

In February 2010, the Seoul Prosecutor’s Office for the Eastern District in Korea indicted certain employees of Applied Materials Korea (AMK), including the former head of AMK who at the time of indictment was a vice president of Applied Materials, Inc., along with employees of several other companies, alleging the improper receipt and use of the confidential information of Samsung Electronics Co., Ltd. (Samsung), a major customer. Hearings on these matters are ongoing in the Seoul Eastern District Court.. Applied and Samsung entered into a settlement agreement effective as of November 1, 2010, which resolves potential civil claims related to this matter and which is separate from and does not affect the criminal proceedings.

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

Applied’s success depends in significant part on the protection of its intellectual property and other rights. Infringement of Applied’s rights by a third party, such as the unauthorized manufacture or sale of equipment or spare parts, could result in uncompensated lost market and revenue opportunities for Applied. Applied’s intellectual property rights may not provide significant competitive advantages if they are circumvented, invalidated, rendered obsolete by the rapid pace of technological change, or if Applied does not adequately protect or assert these rights. Furthermore, the laws and practices of other countries, including China, India, Taiwan and Korea, permit the protection and enforcement of Applied’s rights to varying extents, which may not be sufficient to protect Applied’s rights. Applied previously entered into an arrangement with one of its competitors to decrease the risk of patent infringement lawsuits in the future. There can be no assurance that the intended results of this arrangement will be achieved or that Applied will be able to adequately protect its intellectual property rights with the restrictions associated with the arrangement. If Applied is not able to favorably resolve or settle claims, obtain or enforce intellectual property rights, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend its intellectual property position, Applied’s business, financial condition and results of operations could be materially and adversely affected and Applied may suffer harm to its reputation. See Note 18 of Notes to Consolidated Financial Statements.

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

To better align with the increasingly international nature of its business, Applied is transitioning certain manufacturing, supply chain, and other operations into Asia, bringing these activities closer to customers. These changes are expected to result in a reduction of future operating costs. In Singapore, Applied is pursuing available tax incentives that provide that certain income earned in Singapore would be subject to tax holidays or reduced income tax rates. To obtain these tax benefits, Applied must meet requirements relating to various activities. Applied is engaged in discussions with tax authorities in Singapore and the United States concerning these incentives. Applied’s ability to realize benefits from these initiatives could be materially affected if, among other things, applicable requirements are not met, the incentives are substantially modified, or if Applied incurs net losses for which it cannot claim a deduction.

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

Applied is subject to various risks related to: (1) new, different, inconsistent or even conflicting laws, rules and regulations that may be enacted by legislative bodies and/or regulatory agencies in the countries in which Applied operates; (2) disagreements or disputes between national or regional regulatory agencies related to international trade; and (3) the interpretation and application of laws, rules and regulations. For example, as a public company with global operations, Applied is subject to the laws of multiple jurisdictions and the rules and regulations of various governing bodies, including those related to financial and other disclosures, corporate governance, privacy, and anti-corruption. Changes in laws, regulations and standards may create uncertainty regarding compliance matters. Efforts to comply with new and changing regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-

generating activities to compliance activities. If Applied is found by a court or regulatory agency not to be in compliance with applicable laws, rules or regulations, Applied could be subject to legal or regulatory sanctions, the public’s perception of Applied could decline, and Applied’s business, financial condition and results of operations could be materially and adversely affected.

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties

Information concerning Applied’s principal properties at October 31, 2010 is set forth below:

			Square
Location	Type	Principal Use	Footage	Ownership

Santa Clara, CA	Office, Plant & Warehouse	Headquarters; Marketing;	1,640,000	Owned
		Manufacturing; Distribution;	420,000	Leased
		Research, Development and Engineering
Austin, TX	Office, Plant & Warehouse	Manufacturing	1,458,000	Owned
			145,000	Leased
Rehovot, Israel	Office, Plant & Warehouse	Manufacturing; Research, Development and Engineering	442,000	Owned
Alzenau, Germany	Office, Plant & Warehouse	Manufacturing; Research, Development and Engineering	255,000	Leased
Kalispell, MT	Office, Plant & Warehouse	Manufacturing; Research, Development and Engineering	252,000	Owned
Cheseaux, Switzerland	Office, Plant & Warehouse	Manufacturing; Research, Development, Engineering; Customer Support	163,000	Leased
Treviso, Italy	Office, Plant & Warehouse	Manufacturing; Research, Development, Engineering; Customer Support	89,000	Leased
Singapore	Office, Plant & Warehouse	Manufacturing and Customer Support	392,000	Owned
			55,000	Leased
Tainan, Taiwan	Office, Plant & Warehouse	Manufacturing and Customer Support	320,000	Owned
Xi’an, China	Office, Plant & Warehouse	Research, Development and Engineering	486,000	Owned
Hsinchu, Taiwan	Office & Warehouse	Customer Support	90,000	Owned
			28,000	Leased
Shanghai, China	Office & Warehouse	Customer Support	95,000	Leased

Because of the interrelation of Applied’s operations, properties within a country may be shared by the segments operating within that country. Products in the Silicon Systems Group are manufactured in Austin, Texas, Rehovot, Israel; and Singapore. Remanufactured products in the Applied Global Services segment are produced primarily in Austin, Texas and Korea. Products in the Display segment are manufactured in Santa Clara, California; Alzenau, Germany; and Tainan, Taiwan. Products in the Energy and Environmental Solutions segment are primarily manufactured in Alzenau, Germany; Cheseaux, Switzerland; Treviso, Italy; and Santa Clara, California.

In addition to the above properties, Applied leases office space for marketing, sales, engineering and customer support offices in 80 locations throughout the world: 19 in Europe, 18 in Japan, 17 in North America (principally the United States), 9 in China, 8 in Korea, 7 in Southeast Asia, and 2 in Taiwan. Applied has a manufacturing facility of 261,000 square feet in Austin, Texas available for sale.

In addition, Applied owns 112 acres of buildable land in Texas that could accommodate approximately 1,708,000 square feet of additional building space, and 43 acres in California that could accommodate approximately 1,247,000 square feet of additional building space. Applied also leases: 4 acres in Italy that could accommodate approximately 180,000 square feet of additional building space and 10 acres in Israel that could accommodate approximately 111,000 square feet of additional building space.

Applied considers the properties that it owns or leases as adequate to meet its current and future requirements. Applied regularly assesses the size, capability and location of its global infrastructure and periodically makes adjustments based on these assessments.

Item 3:	Legal Proceedings

The information set forth under “Legal Matters” in Note 16 of Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 4:	(Removed and Reserved)

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table sets forth the high and low closing sale prices for the periods presented as reported on the NASDAQ Global Select Market.

	Price Range
	High	Low

Fiscal 2009
First quarter	$13.31	$8.14
Second quarter	$11.92	$8.34
Third quarter	$13.49	$10.50
Fourth quarter	$14.01	$12.66
Fiscal 2010
First quarter	$14.87	$11.89
Second quarter	$14.47	$11.80
Third quarter	$14.00	$11.78
Fourth quarter	$12.35	$10.37

Applied’s common stock is traded on the NASDAQ Global Select Market under the symbol AMAT. As of November 19, 2010, there were 4,407 registered holders of Applied common stock.

Performance Graph

The performance graph below shows the five-year cumulative total stockholder return on Applied common stock during the period from October 30, 2005 through October 31, 2010. This is compared with the cumulative total return of the Standard & Poor’s 500 Stock Index and the RDG Semiconductor Composite Index over the same period. The comparison assumes $100 was invested on October 30, 2005 in Applied common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Comparison of 5 Year Cumulative Total Return*
Among Applied Materials, Inc., The S&P 500 Index
And The RDG Semiconductor Composite Index

*	$100 invested on 10/30/05 in stock or 10/31/05 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.
Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	10/30/05	10/29/06	10/28/07	10/26/08	10/25/09	10/31/10

Applied Materials	100.00	106.47	117.66	72.04	83.61	81.46
S&P 500 Index	100.00	116.34	133.28	85.17	93.52	108.97
RDG Semiconductor Composite Index	100.00	103.56	120.77	66.98	82.42	101.07

Dividends

During fiscal 2010, Applied’s Board of Directors declared three quarterly cash dividends in the amount of $0.07 per share and one quarterly cash dividend in the amount of $0.06 per share. The fourth quarterly cash dividend of $0.07 per share declared in fiscal 2010 will be paid on December 15, 2010 to stockholders of record as of November 24, 2010. During fiscal 2009, Applied’s Board of Directors declared four quarterly cash dividends in the amount of $0.06 per share each. Dividends declared during fiscal 2010, 2009 and 2008 amounted to $361 million, $320 million and $323 million, respectively. Applied currently anticipates that it will continue to pay cash dividends on a quarterly basis in the future, although the declaration and amount of any future cash dividend are at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of Applied’s stockholders.

Repurchases of Applied Common Stock

The following table provides information as of October 31, 2010 with respect to the shares of common stock repurchased by Applied during the fourth quarter of fiscal 2010.

				Maximum Dollar
			Total Number of	Value of Shares
		Average	Shares Purchased as	That May Yet be
	Total Number of	Price Paid	Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Program*	the Program*
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)

Month #1
(August 2, 2010 to August 29, 2010)	2,114	$10.97	2,114	$1,777
Month #2
(August 30, 2010 to September 26, 2010)	5,472	$10.92	5,472	$1,717
Month #3
(September 27, 2010 to October 31, 2010)	5,679	$11.81	5,679	$1,650

Total	13,265	$11.31	13,265

*	On March 8, 2010, the Board of Directors approved a stock repurchase program for up to $2.0 billion in repurchases over the next three years, ending March 2013.

Item 6:	Selected Financial Data

The following selected financial information has been derived from Applied’s historical audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and the accompanying notes for the corresponding fiscal years:

Fiscal Year(1)	2010	2009	2008	2007	2006
	(In millions, except percentages, ratios, per share amounts and number of employees)

Net sales	$9,549	$5,014	$8,129	$9,735	$9,167
Gross margin	$3,715	$1,431	$3,443	$4,492	$4,292
(% of net sales)	39	29	42	46	47
Research, development and engineering	$1,144	$934	$1,104	$1,142	$1,152
(% of net sales)	12	19	14	12	13
Marketing, selling, general and administrative	$942	$735	$965	$952	$907
(% of net sales)	10	15	12	10	10
Operating income (loss)	$1,384	$(394)	$1,355	$2,372	$2,021
(% of net sales)	14	(8)	17	24	22
Income (loss) before income taxes	$1,387	$(486)	$1,409	$2,440	$2,167
Effective tax rate(%)	32	(37)	32	30	30
Net income (loss)	$938	$(305)	$961	$1,710	$1,517
(% of net sales)	10	(6)	12	18	17
Earnings (loss) per diluted share	$0.70	$(0.23)	$0.70	$1.20	$0.97
Weighted average common shares	1,349	1,333	1,375	1,427	1,565
New orders	$10,249	$4,097	$9,155	$9,677	$9,888
Order backlog	$3,244	$2,735	$4,848	$3,655	$3,398
Working capital	$3,877	$3,749	$3,719	$4,226	$3,645
Long-term debt	$204	$201	$202	$202	$205
Cash dividends declared per common share	$0.27	$0.24	$0.24	$0.23	$0.18
Stockholders’ equity	$7,536	$7,095	$7,549	$7,821	$6,651
Total assets	$10,943	$9,574	$11,006	$10,662	$9,481
Capital expenditures, net of loss on fixed asset retirements	$149	$224	$281	$243	$151
Regular employees	13,045	12,619	14,824	14,550	14,072

(1)	Each fiscal year ended on the last Sunday in October.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to facilitate an understanding of Applied’s business and results of operations. This MD&A should be read in conjunction with Applied’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. The following discussion contains forward-looking statements and should also be read in conjunction with the cautionary statement set forth at the beginning of this Form 10-K. MD&A consists of the following sections:

•	Overview: a summary of Applied’s business and measurements

•	Results of Operations: a discussion of operating results.

•	Segment Information: a discussion of segment operating results.

•	Financial Condition, Liquidity and Capital Resources: an analysis of cash flows, sources and uses of cash, contractual obligations and financial position.

•	Critical Accounting Policies: a discussion of critical accounting policies that require the exercise of judgments and estimates.

Overview

Applied provides manufacturing equipment, services and software to the global semiconductor, flat panel display, solar photovoltaic (PV) and related industries. Applied’s customers include manufacturers of semiconductor wafers and chips, flat panel liquid crystal displays (LCDs), solar PV cells and modules, and other electronic devices. These customers may use what they manufacture in their own end products or sell the items to other companies for use in advanced electronic components. Applied operates in four reportable segments: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. Product development and manufacturing activities occur primarily in North America, Europe, Israel and Asia. Applied’s broad range of equipment and service products are highly technical and are sold primarily through a direct sales force.

Applied’s results historically have been driven primarily by worldwide demand for semiconductors, which in turn depends on end-user demand for electronic products. Each of Applied’s businesses is subject to highly cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for chips, LCDs, solar PVs and other electronic devices, as well as other factors, such as global economic and market conditions, and technological advances in fabrication processes. After a challenging year in fiscal 2009 that was characterized by credit constraints in the financial markets, a weak global economy and a semiconductor industry downturn, global economic and industry conditions affecting Applied’s businesses generally improved in fiscal 2010, except for conditions in the thin film solar PV market.

The following table presents certain significant measurements for the past three fiscal years:

				Change
Fiscal Year	2010	2009	2008	2010 over 2009	2009 over 2008
	(In millions, except per share amounts and percentages)

New orders	$10,249	$4,097	$9,155	$6,152	$(5,058)
Net sales	$9,549	$5,014	$8,129	$4,535	$(3,115)
Gross margin	$3,715	$1,431	$3,443	$2,284	$(2,012)
Gross margin percent	39%	29%	42%	10 points	(14) points
Operating income (loss)	$1,384	$(394)	$1,355	$1,778	$(1,749)
Operating margin percent	14%	(8)%	17%	22 points	(25) points
Net income (loss)	$938	$(305)	$961	$1,243	$(1,266)
Earnings (loss) per share	$0.70	$(0.23)	$0.70	$0.93	$(0.93)

Financial results for fiscal 2010 over fiscal 2009 reflected significantly increased demand for manufacturing equipment and services due to more favorable global economic and industry conditions. The increase in total orders from fiscal 2009 was primarily due to increased demand for semiconductor, display and crystalline silicon (c-Si) solar PV products, partially offset by decreased demand for SunFabtm thin film solar lines. Net sales increased during fiscal 2010 compared to fiscal 2009, due primarily to higher sales of semiconductor and display equipment.

Also, in fiscal 2010, Applied incurred charges totaling $84 million associated with a restructuring program to reduce its global workforce as of October 25, 2009 by approximately 1,000 positions over a period of 18 months. In addition, Applied incurred charges totaling $486 million that included a plan to restructure its Energy and Environmental Solutions segment. This action was in response to adverse market conditions for thin film solar, including delays in utility-scale solar adoption, solar panel manufacturers’ challenges in obtaining affordable capital, changes and uncertainty in government renewable energy policies, and competitive pressure from c-Si solar technologies. As part of the restructuring, Applied discontinued sales to new customers of its fully-integrated SunFab lines but continued to offer individual tools for thin film solar manufacturing. Applied is supporting existing SunFab customers with services, upgrades and capacity increases through its Applied Global Services segment and will continue RD&E efforts to improve thin film panel efficiency and high-productivity deposition.

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

Fiscal 2008 financial results reflected decreased demand for semiconductor equipment and, to a lesser extent, service products, due to unfavorable market conditions in the semiconductor industry, partially offset by increased demand for LCD and solar products. New orders decreased from fiscal 2007 due to lower demand for semiconductor equipment from memory, foundry and logic chip manufacturers, partially offset by increased demand by LCD customers and, beginning in the first quarter of fiscal 2008, the initial recognition of orders for Applied’s SunFab thin film line for manufacturing solar panels. Net sales decreased during fiscal 2008 compared to fiscal 2007 due to the decline in investment from memory and logic customers, partially offset by increased sales of c-Si solar manufacturing products. Net income decreased in fiscal 2008 compared to fiscal 2007 due to lower net sales, offset in part by lower operating expenses. Fiscal 2008 financial results included charges associated with restructuring programs.

Results of Operations

The following table presents certain quarterly and full fiscal year financial information:

	Fiscal Quarter				Fiscal
	First	Second	Third	Fourth	Year
	(In millions, except per share amounts)

2010:
New orders	$1,965	$2,533	$2,725	$3,026	$10,249
Net sales	$1,849	$2,296	$2,518	$2,886	$9,549
Gross margin	$711	$927	$860	$1,217	$3,715
Operating income	$116	$386	$183	$699	$1,384
Net income	$83	$264	$123	$468	$938
Earnings per diluted share	$0.06	$0.20	$0.09	$0.35	$0.70
2009:
New orders	$903	$649	$1,072	$1,473	$4,097
Net sales	$1,333	$1,020	$1,134	$1,526	$5,014
Gross margin	$392	$156	$325	$559	$1,431
Operating income (loss)	$(196)	$(293)	$(77)	$173	$(394)
Net income (loss)	$(133)	$(255)	$(55)	$138	$(305)
Earnings (loss) per diluted share	$(0.10)	$(0.19)	$(0.04)	$0.10	$(0.23)
2008:
New orders	$2,500	$2,414	$2,030	$2,212	$9,155
Net sales	$2,087	$2,150	$1,848	$2,044	$8,129
Gross margin	$935	$967	$742	$799	$3,443
Operating income	$373	$438	$228	$316	$1,355
Net income	$262	$303	$165	$231	$961
Earnings per diluted share	$0.19	$0.22	$0.12	$0.17	$0.70

Applied’s business was subject to cyclical industry conditions in fiscal 2010, 2009 and 2008. As a result of these conditions and the changing global economic environment, there were significant fluctuations in Applied’s quarterly new orders and net sales, both within and across the three fiscal years. Demand for manufacturing equipment has historically been volatile as a result of sudden changes in chip, LCD and solar PV supply and demand and other factors, including global economic and market conditions and rapid technological advances in fabrication processes.

New Orders

New orders by geographic region, which are attributed according to the location of customers’ facilities, were as follows:

			Change			Change
	2010		2010 over 2009	2009		2009 over 2008	2008
	($)	(%)	(%)	($)	(%)	(%)	($)	(%)
			(In millions, except percentages)

Taiwan	2,760	27	342	625	15	(70)	2,110	23
Korea	2,155	21	188	749	18	(24)	986	11
China	1,703	17	205	559	14	(62)	1,477	17
Japan	741	7	40	531	13	(57)	1,224	13
Southeast Asia	675	7	173	247	6	(55)	544	6

Asia Pacific	8,034	79	196	2,711	66	(57)	6,341	70
North America(*)	1,348	13	90	711	17	(58)	1,680	18
Europe	867	8	28	675	17	(40)	1,134	12

Total	10,249	100	150	4,097	100	(55)	9,155	100

(*)	Primarily the United States.

New orders more than doubled to $10.2 billion in fiscal 2010 compared to fiscal 2009. The increase was principally due to greater demand for semiconductor equipment and services, primarily from memory and foundry customers, as well as increased demand for c-Si solar manufacturing products and display equipment. The increase in new orders reflected the general recovery in the semiconductor equipment industry and the LCD market from the steep downturn experienced in fiscal 2009.

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

Applied’s backlog as of the end of each of the last three fiscal years was as follows: $3.2 billion at October 31, 2010, $2.7 billion at October 25, 2009, and $4.8 billion at October 26, 2008. Backlog increased in fiscal 2010 primarily due to an increase in new orders for Silicon Systems Group and Applied Global Services reflecting increased demand for semiconductor equipment. Backlog consists of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; (2) contractual service revenue and maintenance fees to be earned within the next 12 months; and (3) orders for SunFab lines that are anticipated to be recognized as revenue within the next 12 months. Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods, due to the potential for customer changes in delivery schedules or cancellation of orders. In addition, the majority of sales in the largest business segment were from orders received and shipped in the same quarter.

Net Sales

Net sales by geographic region, which are attributed according to the location of customers’ facilities, were as follows:

			Change			Change
	2010		2010 over 2009	2009		2009 over 2008	2008
	($)	(%)	(%)	($)	(%)	(%)	($)	(%)
	(In millions, except percentages)

Taiwan	2,750	29	168	1,026	21	(44)	1,837	22
Korea	1,768	19	166	664	13	(49)	1,309	16
China	1,557	16	145	635	13	(19)	780	10
Japan	768	8	7	718	14	(41)	1,218	15
Southeast Asia	578	6	129	252	5	(51)	516	6

Asia Pacific	7,421	78	125	3,295	66	(42)	5,660	69
North America(*)	1,147	12	19	966	19	(36)	1,520	19
Europe	981	10	30	753	15	(21)	949	12

Total	9,549	100	90	5,014	100	(38)	8,129	100

(*)	Primarily the United States.

Net sales of $9.5 billion for fiscal 2010 increased 90 percent from fiscal 2009, primarily due to higher sales of semiconductor equipment. Net sales decreased 38 percent to $5.0 billion in fiscal 2009 compared to fiscal 2008, as a result of significantly lower sales of equipment and services to semiconductor and display customers, partially offset by increased sales of solar manufacturing equipment. Net sales decreased 16 percent to $8.1 billion in fiscal 2008 compared to fiscal 2007, due to decreased investment from memory and logic chip manufacturers, partially offset by increased demand from solar and LCD customers.

Gross Margin

				Change
	2010	2009	2008	2010 over 2009	2009 over 2008
	(In millions, except percentages)

Gross margin	$3,715	$1,431	$3,443	$2,284	$(2,012)
Gross margin (% of net sales)	39%	29%	42%	10 points	(13) points

The increase in the gross margin as a percentage of net sales in fiscal 2010 from fiscal 2009 was principally attributable to higher net sales, more favorable product mix, improved factory utilization, and continued cost control measures, offset in part by inventory-related charges of $330 million associated with SunFab thin film solar equipment. These inventory-related charges lowered gross margin for fiscal 2010 by approximately 3 percentage points. The decrease in the gross margin percentage in fiscal 2009 from fiscal 2008 was due to lower net sales, lower-margin product mix, and reduced factory absorption, offset in part by cost control initiatives. Gross margin during fiscal 2010, 2009 and 2008 included $32 million, $28 million and $32 million, respectively, of share-based compensation expense.

Research, Development and Engineering

				Change
	2010	2009	2008	2010 over 2009	2009 over 2008
	(In millions)

Research, development and engineering	$1,144	$934	$1,104	$210	$(170)

Applied’s future operating results depend to a considerable extent on its ability to maintain a competitive advantage in the equipment and service products it provides. Applied believes that it is critical to continue to make substantial investments in RD&E to assure the availability of innovative technology that meets the current and projected requirements of its customers’ most advanced designs. Applied historically has maintained its commitment to investing in RD&E in order to continue to offer new products and technologies. RD&E expenses were $1.1 billion (12 percent of net sales) in fiscal 2010, $934 million (19 percent of net sales) in fiscal 2009 and $1.1 billion (14 percent of net sales) in fiscal 2008. RD&E expense during fiscal 2010, 2009 and 2008 included $43 million, $50 million and $59 million, respectively, of share-based compensation expense. Development cycles range from 12 to 36 months depending on whether the product is an enhancement of an existing product, which typically has a shorter development cycle, or a new product, which typically has a longer development cycle. Most of Applied’s existing products resulted from internal development activities and innovations involving new technologies, materials and processes. In certain instances, Applied acquires technologies, either in existing or new product areas, to complement its existing technology capabilities and to reduce time to market.

In fiscal 2010, Applied developed new technology to enable next-generation 22nm and below chip designs. These systems were designed to help customers continue their drive to pack more transistors in the same space using using high-k/metal gate technologies and double patterning processes. Applied also developed technology for through-silicon vias (TSVs), an emerging solution for interconnecting three dimensional chip stacks to provide better device performance, lower power consumption and the integration of heterogeneous devices. In the solar PV area, Applied continued the development of its precision wafering and cell manufacturing products for lowering the cost of producing solar-generated electricity through advanced crystalline silicon technology.

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

Marketing, Selling, General and Administrative

				Change
	2010	2009	2008	2010 over 2009	2009 over 2008
	(In millions)

Marketing, selling, general and administrative	$942	$735	$965	$207	$(230)

The increase in marketing, selling, general and administrative expenses in fiscal 2010 from fiscal 2009 reflected the elimination of temporary salary reductions and shutdowns, and the resumption of variable compensation programs. The decrease in marketing, selling, general and administrative expenses in fiscal 2009 from fiscal 2008 was primarily due to cost control initiatives. Marketing, selling, general and administrative expenses were 10 percent of net sales in fiscal 2010, 15 percent of net sales in fiscal 2009, and 12 percent of net sales in fiscal 2008. Marketing, selling and general and administrative expenses during fiscal 2010, 2009 and 2008 included $51 million, $69 million and $88 million, respectively, of share-based compensation expense.

Restructuring and Asset Impairments

				Change
	2010	2009	2008	2010 over 2009	2009 over 2008
	(In millions)

Restructuring and asset impairments	$246	$156	$40	$90	$116

During the third quarter of fiscal 2010, Applied announced a plan to restructure its Energy and Environmental Solutions segment. The action, which was expected to impact between 400 to 500 positions globally, was in response to adverse market conditions for thin film solar, including delays in utility-scale solar adoption, solar panel manufacturers’ challenges in obtaining affordable capital, changes and uncertainty in government renewable energy polices, and competitive pressure from c-Si solar technologies. During fiscal 2010, Applied recorded charges related to this plan totaling $403 million, which included inventory-related charges of $247 million related to SunFab thin film solar equipment, asset impairment charges of $108 million, employee severance charges of $45 million, and other costs of $3 million.

During the first quarter of fiscal 2010, Applied announced a restructuring program to reduce its global workforce as of October 25, 2009 by approximately 1,300 to 1,500 positions, or 10 to 12 percent, over a period of 18 months. During the first quarter of fiscal 2010, Applied recorded restructuring charges of $104 million associated with this program. During the third quarter of fiscal 2010, as a result of changes in business requirements, Applied revised its global workforce reduction to approximately 1,000 positions and recorded a favorable adjustment of $20 million.

During the first quarter of fiscal 2009, Applied announced a restructuring program to reduce its global workforce by approximately 1,800 positions. During the second quarter of fiscal 2009, Applied expanded the scope of the restructuring program by approximately 200 positions. During fiscal 2009, Applied recorded restructuring charges of $143 million associated with this program. The restructuring charges consisted of employee-related costs to reduce the Company’s workforce through a combination of attrition, voluntary separation and other workforce reduction programs. In addition, Applied determined that the carrying value of certain fixed assets to be sold exceeded the estimated fair value and, as a result, recorded a $15 million impairment charge.

During the first quarter of fiscal 2008, Applied announced a global cost reduction plan that primarily affected its Silicon Systems Group and Applied Global Services segments and related support organizations. As part of this plan, Applied reduced its global workforce through a combination of job elimination and attrition. For fiscal 2008, Applied recorded restructuring charges of $29 million relating to this plan, consisting primarily of employee related costs to reduce its workforce. The affected employees were based in North America, Europe and Asia, and represented multiple functions.

For further details, see Note 12 of Notes to Consolidated Financial Statements.

Net Interest Income

				Change
	2010	2009	2008	2010 over 2009	2009 over 2008
	(In millions)

Net interest income	$16	$27	$89	$(11)	$(62)

The decrease in net interest income in fiscal 2010 from fiscal 2009 was primarily due to a decrease in interest rates. The decrease in net interest income in fiscal 2009 from fiscal 2008 was primarily due to a decrease in interest rates. The decrease in net interest income in fiscal 2008 from fiscal 2007 was primarily due to a reduction in investments and a decrease in interest rates, offset by a decrease in interest expense associated with scheduled debt maturities that occurred in September 2007.

Income Taxes

				Change
	2010	2009	2008	2010 over 2009	2009 over 2008
	(In millions, except percentages)

Provision (benefit) for income taxes	$449	$(180)	$448	$629	$(628)
Effective income tax rate	32%	(37)%	32%	69 points	(69) points

The change in the fiscal 2010 tax rate from the fiscal 2009 rate was principally attributable to the income before taxes for fiscal 2010 as opposed to the net loss before taxes incurred in fiscal 2009. The effective income tax rate for fiscal 2010 did not include the impact of the U.S. R&D tax credit from the time it expired in December 2009. In the event the U.S. R&D tax credit is enacted on a retroactive basis, there would be a favorable impact to Applied’s effective income tax rate in the period enacted. The change in the fiscal 2009 tax rate from the fiscal 2008 rate was principally attributable to the net loss before taxes incurred in fiscal 2009. Applied’s effective income tax rate depends on various factors, such as tax legislation, and the geographic composition of Applied’s pre-tax income.

Segment Information

Applied reports financial results in four segments: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. A description of the products and services, as well as financial data, for each reportable segment can be found in Note 17 of Notes to Consolidated Condensed Financial Statements. Applied does not allocate to its reportable segments certain operating expenses that it manages separately at the corporate level. These unallocated costs include costs for share-based compensation; certain management, finance, legal, human resources, and RD&E functions provided at the corporate level; and unabsorbed information technology and occupancy. In addition, Applied does not allocate to its reportable segments restructuring and asset impairment charges and any associated adjustments related to restructuring actions, unless these charges or adjustments pertain to a specific reportable segment.

Effective in the first quarter of fiscal 2010, Applied changed its methodology for allocating certain expenses to its reportable segments, such as components of variable compensation and operating expenses associated with the global sales organization. Applied has reclassified segment operating results for fiscal 2009 and 2008 to conform to the fiscal 2010 presentation.

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

Certain significant measures for the past three fiscal years were as follows:

				Change
	2010	2009	2008	2010 over 2009		2009 over 2008
	(In millions, except percentages)

New orders	$5,759	$1,677	$4,092	$4,082	243%	$(2,415)	(59)%
Net sales	5,304	1,960	4,005	3,344	171%	(2,045)	(51)%
Operating income	1,892	201	1,229	1,691	841%	(1,028)	(84)%
Operating margin	36%	10%	31%		26 points		(21) points

Fiscal 2010 financial results reflected increased demand for manufacturing equipment over fiscal 2009 due to improved global economic and industry conditions. New orders increased by $4.1 billion to $5.8 billion for fiscal 2010 compared to fiscal 2009. The significant increase in new orders was primarily from memory and foundry customers and to a lesser extent logic customers, which reflected the general recovery in the semiconductor equipment industry. The majority of fiscal 2010 new orders were for customers’ capacity expansions, while fiscal 2009 orders were primarily for customers’ new technology investments. Net sales increased by $3.3 billion to $5.3 billion for fiscal 2010 compared to fiscal 2009. The increase in net sales was primarily due to increased investment by memory and foundry customers. Four customers accounted for 51 percent of net sales in this segment in fiscal 2010. Approximately 61 percent of net sales in the fourth quarter of fiscal 2010 were for orders received and shipped within the quarter. The book to bill ratio (new orders divided by net sales) increased to 1.1 for fiscal 2010, reflecting increased demand, compared to 0.9 for fiscal 2009. Operating income increased by $1.7 billion to $1.9 billion for fiscal 2010 compared to fiscal 2009. The increase in operating income for fiscal 2010 was due to considerably higher revenue from semiconductor equipment sales and reflected the general recovery in the semiconductor equipment industry during fiscal 2010. Results for fiscal 2010 included Semitool, which was acquired by Applied during the first quarter of fiscal 2010. In 2010, Applied introduced its Applied Reflexion GT CMP system, for fabricating copper interconnects and its Applied Centura AdvantEdgetm Mesatm silicon etch system for fabricating nano-scale circuit features with angstrom-level precision. The Applied Producer Eternatm

FCVD system, which is targeted for 20nm and below chips, delivers a liquid-like film that flows freely into virtually any structure to provide void-free dielectric fill.

Fiscal 2009 financial results reflected significantly reduced demand for manufacturing equipment due to extremely unfavorable global economic and industry conditions. Silicon Systems Group new orders decreased 59 percent to $1.7 billion in fiscal 2009 compared to fiscal 2008. The decrease in new orders reflected significantly lower demand, primarily from memory and logic customers. Net sales decreased 51 percent to $2.0 billion in fiscal 2009 compared to fiscal 2008. The decrease in net sales was due to decreased capital investments, primarily by memory customers. The book to bill ratio decreased to 0.9 for fiscal 2009, reflecting significantly decreased demand, compared to 1.0 for fiscal 2008. Operating income decreased 84 percent to $201 million in fiscal 2009 compared to fiscal 2008. The decrease in operating income was due to significantly lower sales resulting in lower factory absorption, partially offset by lower operating expenses from cost control initiatives. Operating income for fiscal 2009 also reflected an increase in bad debt expense. After an operating loss in the first half of fiscal 2009, the Silicon Systems Group returned to operating profitability during the second half of the year, which was primarily driven by sales to foundry customers. During the year, the Company introduced a new platform specifically designed for under-bump metallization (UBM) and other back-end processes, the Applied Charger UBM PVD system.

Fiscal 2008 financial results reflected reduced demand for manufacturing equipment due to less favorable industry conditions. Fiscal 2008 Silicon Systems Group new orders decreased 38 percent to $4.1 billion compared to fiscal 2007. The decrease in new orders was due to reduced demand for equipment from logic, memory and foundry customers. Net sales decreased 38 percent to $4.0 billion in fiscal 2008 compared to fiscal 2007. The decrease in net sales was due to decreased investment by logic and memory customers. Operating income decreased 48 percent to $1.2 billion in fiscal 2008 compared to fiscal 2007. The decrease in operating income was due to significantly lower revenue levels from the slowdown in the semiconductor equipment industry, partially offset by lower operating expenses attributable to continued focus on cost controls and improvement in manufacturing activities. In fiscal 2008, the Company launched two products for photomask applications: the Applied Aera2 Mask Inspection system, which detects critical defects on a photomask, and the Applied Tetra Reticle Clean system, which cleans 32nm and below photomasks using wet clean chemistry. The Company also introduced the Applied Producer eHARP system for depositing films in high aspect ratio device structures.

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

Certain significant measures for the past three fiscal years were as follows:

				Change
	2010	2009	2008	2010 over 2009		2009 over 2008
	(In millions, except percentages)

New orders	$2,183	$1,179	$2,249	$1,004	85%	$(1,070)	(48)%
Net sales	1,865	1,397	2,329	468	34%	(932)	(40)%
Operating income	337	115	545	222	193%	(430)	(79)%
Operating margin	18%	8%	23%		10 points		(15) points

Fiscal 2010 financial results reflected increased demand for manufacturing services over fiscal 2009 due to improved global economic and industry conditions. New orders increased by $1.0 billion to $2.2 billion for fiscal 2010 compared to fiscal 2009. The increase in new orders was due primarily to higher demand for spare parts and refurbished equipment, reflecting customers’ higher factory utilization rates. Net sales increased by $468 million to $1.9 billion for fiscal 2010 compared to fiscal 2009. The increase in net sales was primarily due to higher sales in spare parts. The book to bill ratio increased to 1.2 for fiscal 2010, reflecting increased demand, compared to 0.8 for fiscal 2009. Operating income increased by $222 million to $337 million for fiscal 2010 compared to fiscal 2009. The increase in operating income for fiscal 2010 primarily reflected increased sales of spare parts.

Fiscal 2009 financial results reflected significantly reduced demand for manufacturing services due to extremely unfavorable global economic and industry conditions, as well as a significant reduction in the installed base of 200mm systems. New orders decreased 48 percent to $1.2 billion in fiscal 2009 compared to fiscal 2008, due primarily to decreased demand for spares and refurbished equipment arising from semiconductor manufacturers’ low wafer production volumes. Net sales decreased 40 percent to $1.4 billion in fiscal 2009 compared to fiscal 2008, reflecting lower sales of spares and refurbished equipment. Operating income decreased 79 percent to $115 million in fiscal 2009 compared to fiscal 2008 as a result of lower sales volumes, which led to lower infrastructure cost absorption, partially offset by lower operating expenses from cost control initiatives. Operating income for fiscal 2009 also included an increase in bad debt expense. In the second half of fiscal 2009, the Applied Global Services segment returned to operating profitability as sales of spares improved. The book to bill ratio decreased to 0.8 for fiscal 2009, reflecting significantly decreased demand, compared to 1.0 for fiscal 2008.

Fiscal 2008 financial results reflected reduced demand for manufacturing services due to less favorable industry conditions. Fiscal 2008 results were impacted by lower levels of semiconductor and display customers’ factory utilization. New orders decreased 10 percent to $2.2 billion in fiscal 2008 compared to fiscal 2007, due to lower orders for spares, fab-wide services, and refurbished equipment, partially offset by increased orders for service and system enhancements. Net sales decreased 1 percent to $2.3 billion in fiscal 2008 compared to fiscal 2007. The net sales decrease reflected lower sales of fab-wide services and spares, offset by increased sales in services and system enhancements. Operating income decreased 9 percent to $545 million in fiscal 2008 compared to fiscal 2007 due to higher operating expenses in fiscal 2008.

Display Segment

The Display segment encompasses products for manufacturing LCDs for TVs, personal computers and other video-enabled devices. The business is focused on expanding market share by differentiation with larger-scale substrates, entry into new markets, and development of products to enable cost reductions through productivity and uniformity.

Certain significant measures for the past three fiscal years were as follows:

				Change
	2010	2009	2008	2010 over 2009		2009 over 2008
	(In millions, except percentages)

New orders	$799	$287	$1,486	$512	179%	$(1,199)	(81)%
Net sales	899	502	976	397	79%	(474)	(49)%
Operating income	267	51	301	216	424%	(250)	(83)%
Operating margin	30%	10%	31%		20 points		(21) points

Fiscal 2010 operating financial results reflected increased demand for LCD equipment over fiscal 2009 due to improved global economic and industry conditions. New orders increased by $512 million to $799 million for fiscal 2010 compared to fiscal 2009. The increase in new orders reflected the general recovery in the LCD market, as customers increased production levels in response to strong end-demand for flat panel TVs and notebook computers. Net sales increased by $397 million to $899 million for fiscal 2010 compared to fiscal 2009. The increase in net sales reflected strong market demand for LCD products. Five customers accounted for 71 percent of net sales for the Display segment in fiscal 2010. The book to bill ratio increased to 0.9 for fiscal 2010, reflecting increased demand, compared to 0.6 for fiscal 2009. Operating income increased by $216 million to $267 million for fiscal 2010 compared to fiscal 2009. The increase in operating income was due to a significant increase in net sales and improved gross margin driven by an increase in volume.

Fiscal 2009 financial results reflected significantly reduced demand for LCD equipment due to extremely unfavorable global economic and industry conditions. New orders decreased significantly to $287 million in fiscal 2009 compared to $1.5 billion in fiscal 2008, which reflected the slowdown in the display industry from fiscal 2008 when display manufacturers added capacity. Net sales decreased 49 percent to $502 million in fiscal 2009 compared to fiscal 2008 as a result of significantly lower orders. Operating income decreased to $51 million in fiscal 2009 from $301 million in fiscal 2008. Operating income decreased due to significantly lower revenue, partially offset by lower operating expenses due to cost control initiatives. The book to bill ratio decreased to 0.6 for fiscal 2009, reflecting significantly decreased demand, compared to 1.5 for fiscal 2008.

Fiscal 2008 financial results reflected increased demand for LCD equipment over fiscal 2007. In fiscal 2008, new orders increased significantly to $1.5 billion compared to $273 million in fiscal 2007. Increased orders were due to substantial increases in demand by Display customers in response to strong end-product demand. This demand for LCD equipment reached an inflection point in the third quarter of fiscal 2008 and decreased significantly in the fourth quarter of fiscal 2008, reflecting the volatility of the display industry. Net sales increased 38 percent to $976 million in fiscal 2008 compared to fiscal 2007, primarily due to customers’ investment in Gen-8 products. Operating income increased to $301 million in fiscal 2008 from $159 million in fiscal 2007. Operating income increased due to higher revenue levels, product mix and lower operating costs. In fiscal 2008, the Company introduced its Gen-10 systems that can process substrates sized at approximately 2.85 x 3.05 meters. These systems include the AKT-90K PECVD and AKT-90K EBT products.

Energy and Environmental Solutions Segment

The Energy and Environmental Solutions segment includes products for fabricating thin film and c — Si solar PVs, high throughput roll-to-roll coating systems for flexible electronics and web products, and systems used in the manufacture of energy-efficient glass. This business is focused on delivering solutions to generate and conserve energy, with an emphasis on lowering the cost to produce solar power by providing equipment to enhance manufacturing scale and efficiency.

In fiscal 2010, Applied incurred charges of $486 million that included a plan to restructure its Energy and Environmental Solutions segment as described above and consisted of inventory-related charges of $330 million related to SunFab thin film solar equipment, asset impairment charges of $108 million, employee severance charges of $45 million, and other costs of $3 million.

Certain significant measures for the past three fiscal years were as follows:

				Change
	2010	2009	2008	2010 over 2009		2009 over 2008
	(In millions, except percentages)

New orders	$1,508	$955	$1,329	$553	58%	$(374)	(28)%
Net sales	1,481	1,155	819	326	28%	336	41%
Operating income	(466)	(234)	(206)	(232)	(99)%	(28)	(14)%
Operating margin	(31)%	(20)%	(25)%		(11) points		5 points

Fiscal 2010 financial results reflected increased demand for c-Si products, offset by reduced demand for SunFab thin film solar manufacturing lines due to the challenging market conditions for utility-scale solar. New orders increased 58 percent to $1.5 billion for fiscal 2010 compared to fiscal 2009. The increase in orders reflected increased demand for c-Si products, particularly wafering and metallization products, offset by reduced demand for SunFab lines. Net sales increased 28 percent to $1.5 billion for fiscal 2010 compared to fiscal 2009. Net sales for fiscal 2010 primarily reflected higher sales to c-Si customers than in fiscal 2009. The relative share of the segment’s net sales attributable to SunFab customers decreased to 36 percent in fiscal 2010 from 44 percent in fiscal 2009. The book to bill ratio increased to 1.0 for fiscal 2010 compared to 0.8 for fiscal 2009. The operating loss in the Energy and Environmental Solutions segment increased by $232 million to $466 million for fiscal 2010 compared to fiscal 2009. The increase in operating loss was primarily due to restructuring, asset impairment and inventory-related charges of $486 million recognized in the second and third quarters of fiscal 2010, and lower net sales to SunFab customers, partially offset by increased sales of c-Si products and cost control initiatives. Results for the fourth quarter of fiscal 2010 reflected customer final acceptance of two SunFab lines.

Fiscal 2009 financial results reflected reduced demand for c-Si products over fiscal 2008 offset in part by higher demand for SunFab lines. New orders of $955 million in fiscal 2009 decreased from $1.3 billion in fiscal 2008. The decrease in new orders was primarily due to decreased demand from c-Si customers and reflected the challenging global economic environment, solar manufacturers’ difficulties in obtaining cost-effective capital, and a decrease in end demand. Net sales of $1.2 billion in fiscal 2009 increased from $819 million in fiscal 2008 due to an increase in sales for SunFab lines. The operating loss of $234 million in fiscal 2009 increased from $206 million in fiscal 2008 due to an increase in RD&E expenses and unfavorable gross margins associated with initial SunFab line start-ups, offset in part by cost control initiatives. In 2009, the Company introduced its Baccini Esatto Technology, a high precision, multi-step printing capability designed to increase the efficiency of c-Si solar cells. The book to bill ratio decreased to 0.8 for fiscal 2009, reflecting significantly decreased demand, compared to 1.6 for fiscal 2008.

Fiscal 2008 financial results reflected increased demand for c-Si products over fiscal 2007 and the recognition of orders for the SunFab line beginning in fiscal 2008. New orders of $1.3 billion in fiscal 2008 increased from $245 million in fiscal 2007. The increase in new orders was primarily due to the recognition of orders for the SunFab line beginning in the first quarter of fiscal 2008, as well as growth in orders for c-Si products. Net sales of $819 million in fiscal 2008 increased from $165 million in fiscal 2007 due to customers’ investment in c-Si products from the acquisitions of HCT and Baccini, in addition to increased sales across all other products in the segment. The increase in net sales for fiscal 2008 included the first revenue recognition of a SunFab line. The operating loss of $206 million in fiscal 2008 increased from $89 million in fiscal 2007. The increase in operating loss reflected increased RD&E spending to develop products that enable lower-cost production of solar energy, increased operating costs, amortization of acquisition-related costs, and costs related to expansion of solar marketing efforts, partially offset by higher revenues.

Subsequent Event

On November 29, 2010, Applied entered into a Settlement Agreement (the Agreement) with Samsung Electronics Co., Ltd. (Samsung). The Agreement resolved potential civil claims and removed the risk of civil litigation between the parties relating to the alleged acquisition, misappropriation and misuse of Samsung confidential semiconductor information in Korea that is the subject of criminal proceedings pending against employees of several companies, including current and former Applied Materials Korea employees, in the Seoul Eastern District Court of the Republic of Korea (the Korea proceedings). Neither Applied nor any of its subsidiaries is a defendant in the Korea proceedings. The settlement terms of the Agreement pertain to potential civil claims between the parties and are separate from and do not affect criminal proceedings against individual defendants, including but not limited to the individuals charged in the Korea proceedings.

Under the Agreement, which is generally effective for a three-year period starting November 1, 2010, Applied will provide volume-based rebates on purchases of semiconductor products by Samsung and its affiliated companies. Applied also will provide volume-based incentives related to Samsung’s use of Applied systems (i) for production of semiconductor devices in applications for which Samsung has not previously used Applied systems, and (ii) for joint development activities. In addition, the Agreement includes volume-based credits for certain upgrades, engineering services and spare parts. The financial impact of the above rebates and incentives on Applied’s consolidated results of operations and financial position will depend on the volume of purchases by Samsung after the effective date of the Agreement.

Business Combinations

On December 21, 2009, Applied acquired Semitool, Inc., a public company based in the state of Montana, for a purchase price of $323 million in cash, net of cash acquired, pursuant to a tender offer and subsequent short-form merger. The acquired business is a leading supplier of electrochemical plating and wafer surface preparation equipment used by semiconductor packaging and manufacturing companies globally. Applied’s primary reasons for this acquisition were to complement its existing product offerings and to provide opportunities for future growth. The acquired business is included in results for the Silicon Systems Group segment.

In November 2009, Applied acquired substantially all the assets, including the intellectual property, of Advent Solar, a developer of advanced technology for c-Si solar photovoltaic cells and modules (PVs), for a purchase price of $14 million. This acquisition complemented Applied’s portfolio of solar PV technologies and enhanced

Applied’s opportunities in the c-Si equipment market. The acquisition is included in results for the Energy and Environmental Solutions segment.

On January 31, 2008, Applied acquired all of the outstanding shares of Baccini S.p.A., a privately-held company based in Italy, for a purchase price of $215 million in cash, net of cash and marketable securities acquired. The acquired business is a leading supplier of automated metallization and test systems for manufacturing c-Si photovoltaic cells.

On November 9, 2007, Applied purchased from Edwards Vacuum, Inc. certain assets of its Kachina semiconductor equipment parts cleaning and refurbishment business for $19 million.

For further details, see Note 9 of Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

In March 2010, the FASB issued updated authoritative guidance that amends the requirements for evaluating whether a decision maker or service provider has a variable interest entity and clarified that a quantitative approach should not be the sole consideration in assessing the criteria for variable interest entity determination. The guidance also clarifies that related parties should be considered in applying all of the decision maker and service provider criteria. This is in addition to the authoritative guidance the FASB issued in June 2009 that applies to determining whether an entity is a variable interest entity and requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Under this guidance, an enterprise has a controlling financial interest when it has (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The guidance also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, requires enhanced disclosures, and eliminates the scope exclusion for qualifying special-purpose entities. This authoritative guidance is effective for Applied beginning in the first quarter of fiscal 2011. The implementation of this authoritative guidance is not expected to have a material impact on Applied’s financial position or results of operations.

In January 2010, the FASB issued authoritative guidance for fair value measurements, which requires additional disclosures and clarifications to existing disclosures. This authoritative guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures for Level 1 and Level 2 fair value measurements became effective for Applied in the second quarter of fiscal 2010. Disclosures regarding activity within Level 3 fair value measurements become effective the first interim reporting period after December 15, 2010 and will be effective for Applied in the second quarter of fiscal 2011. Applied is evaluating the potential impact of the implementation of this authoritative guidance on its consolidated financial statements. See Note 4 of Notes to Consolidated Financial Statements for information and related disclosures regarding Applied’s fair value measurements.

In June 2009, the FASB issued authoritative guidance on variable interest entities, which requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. In December 2009, the FASB issued authoritative guidance on the financial reporting by entities involved with variable interest entities which amends previously issued guidance on variable interest entities. The amendments in this authoritative guidance replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This authoritative guidance becomes effective for Applied in fiscal 2011. The implementation of this authoritative guidance is not expected to have a material impact on Applied’s financial position or results of operations.

Financial Condition, Liquidity and Capital Resources

Applied’s cash, cash equivalents and investments increased to $3.9 billion at October 31, 2010 from $3.3 billion at October 25, 2009, due primarily to an increase in cash generated from operating activities. Applied has not undertaken any significant external financing activities for several years.

Cash, cash equivalents and investments consist of the following:

	October 31,	October 25,	October 26,
	2010	2009	2008
	(In millions)

Cash and cash equivalents	$1,858	$1,577	$1,412
Short-term investments	727	638	689
Long-term investments	1,307	1,052	1,367

Total cash, cash-equivalents and investments	$3,892	$3,267	$3,468

A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	2010	2009	2008
	(In millions)

Cash provided by operating activities	$1,723	$333	$1,710
Cash provided by (used in) investing activities	$(862)	$113	$(76)
Cash used in financing activities	$(576)	$(281)	$(1,426)

Applied generated cash from operating activities of $1.7 billion in fiscal 2010, $333 million in fiscal 2009, and $1.7 billion in fiscal 2008. The primary sources of cash from operating activities for fiscal 2010 were net income, as adjusted to exclude the effect of non-cash charges including, depreciation, amortization, restructuring and asset impairments, share-based compensation, and changes in components of working capital. Changes in working capital included thin film solar inventory-related charges of $330 million. Applied utilized programs to discount letters of credit issued by customers of $230 million in fiscal 2010 and $299 million in fiscal 2009, and $167 million in fiscal 2008. Discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. For fiscal 2010, Applied factored accounts receivable of $153 million and discounted promissory notes of $3 million. For fiscal 2009, Applied factored accounts receivable of $39 million and discounted promissory notes of $4 million. For fiscal 2008, Applied factored accounts receivable of $133 million and discounted promissory notes of $6 million. Days sales outstanding were 58 at the end of fiscal 2010, 75 days at the end of fiscal 2009, and 79 days at the end of fiscal 2008. The 2010 reduction in the days sales outstanding from the prior year was attributable to higher net sales and improved working capital management. Applied’s working capital was $3.9 billion at October 31, 2010 and $3.7 billion at both October 25, 2009 and October 26, 2008. During fiscal 2010, Applied received a U.S. federal income tax refund of approximately $130 million for the carryback of Applied’s net operating loss from fiscal 2009 to fiscal 2005.

Applied used $862 million of cash for investing activities in fiscal 2010. Applied generated $113 million of cash from investing activities in fiscal 2009 and used $76 million in fiscal 2008. Purchases of investments, net of proceeds from sales and maturities of investments, totaled $370 million in fiscal 2010. Proceeds from sales and maturities of investments, net of purchases of investments, totaled $361 million in fiscal 2009 and $405 million in fiscal 2008. Capital expenditures were $169 million in fiscal 2010, $248 million in fiscal 2009, and $288 million in fiscal 2008. These expenditures were primarily for the implementation of an enterprise resource planning software system and the construction of a solar R&D/demonstration center in Xi’an, China. Capital expenditures for fiscal 2010 and fiscal 2009 also included investment to construct a facility in Singapore.

Investing activities also included investments in technology and acquisitions of companies to allow Applied to access new market opportunities or emerging technologies. In fiscal 2010, Applied acquired Semitool, a public company based in the state of Montana, for $323 million, net of cash acquired. During fiscal 2008, Applied acquired all of the outstanding shares of Baccini, a privately-held company based in Italy, for a purchase price of $215 million in cash, net of cash and marketable securities acquired. Also in fiscal 2008, Applied purchased certain assets from Edwards Vacuum, Inc. consisting of its Kachina semiconductor equipment parts cleaning and refurbishment business for $19 million. See Note 9 of Notes to Consolidated Financial Statements for additional details.

Applied used cash for financing activities in the amount of $576 million for fiscal 2010, $281 million for fiscal 2009, and $1.4 billion for fiscal 2008. Financing activities included payment of cash dividends to stockholders and issuances and repurchases of common stock. Cash used to repurchase shares totaled $350 million in fiscal 2010, $23 million in fiscal 2009, and $1.5 billion in fiscal 2008. In March 2010, Applied’s Board of Directors approved a new stock repurchase program authorizing up to $2.0 billion in repurchases over the next three years ending in March 2013. Proceeds from stock issuances related to equity compensation awards were $129 million in fiscal 2010, $62 million in fiscal 2009, and $401 million in fiscal 2008.

During fiscal 2010, Applied’s Board of Directors declared three quarterly cash dividends in the amount of $0.07 per share each and one quarterly cash dividend in the amount of $0.06 per share. The fourth quarterly cash dividend of $0.07 per share declared in fiscal 2010 will be paid on December 15, 2010 to stockholders of record as of November 24, 2010. During fiscal 2009, Applied’s Board of Directors declared four quarterly cash dividends in the amount of $0.06 per share each quarter. During fiscal 2008, Applied’s Board of Directors declared four quarterly cash dividends in the amount of $0.06 per share each. Cash paid in dividends during fiscal 2010, 2009 and 2008 amounted to $349 million, $320 million and $325 million, respectively. Applied currently anticipates that it will continue to pay cash dividends on a quarterly basis in the future, although the declaration and amount of any future cash dividend are at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of Applied’s stockholders.

Applied has credit facilities for unsecured borrowings in various currencies of up to $1.1 billion, of which $1.0 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to expire in January 2012. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance, and includes financial and other covenants with which Applied was in compliance at October 31, 2010. Remaining credit facilities in the amount of approximately $98 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of the above credit facilities at October 31, 2010.

In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of October 31, 2010, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was $54 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.

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

In fiscal 2010, as part of its regular investment review process, Applied recorded impairment charges of $13 million associated with equity investments in privately-held companies. At October 31, 2010, Applied had a gross unrealized loss in its investment portfolio of $1 million due to a decrease in the fair value of certain fixed income securities. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely-than-not that Applied will be required to sell the security prior to any anticipated recovery in fair value. Generally, the contractual terms of the investments do not permit settlement at prices less than the amortized cost of the investments. While Applied cannot predict future market conditions or market liquidity, Applied believes that its investment policies provide an appropriate means to manage the risks in its investment portfolio.

During fiscal 2010 and fiscal 2009, Applied recorded bad debt provisions, net of recoveries, of $10 million and $62 million, respectively, as a result of certain customers’ deteriorating financial condition. While Applied believes that its allowance for doubtful accounts at October 31, 2010 is adequate, it will continue to closely monitor customer liquidity and economic conditions.

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

Off-Balance Sheet Arrangements

During the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by Applied or its subsidiaries. As of October 31, 2010, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was $54 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.

Applied also has operating leases for various facilities. Total rental expense for operating leases was $52 million for fiscal 2010, $64 million for fiscal 2009, and $68 million for fiscal 2008.

Contractual Obligations

The following table summarizes Applied’s contractual obligations as of October 31, 2010:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In millions)

Long-term debt obligations	$205	$1	$2	$1	$201
Interest expense associated with long-term debt obligations	101	14	29	29	29
Operating lease obligations	143	42	45	26	30
Purchase obligations*	2,055	2,053	2	—	—
Other long-term liabilities	239	21	44	45	129

	$2,743	$2,131	$122	$101	$389

*	Represents Applied’s agreements to purchase goods and services consisting of Applied’s (a) outstanding purchase orders for goods and services; and (b) contractual requirements to make specified minimum payments even if Applied does not take delivery of the contracted goods.

In addition to the contractual obligations disclosed above, the Company has certain tax obligations. Gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year have been reported as non-current liabilities on the Consolidated Balance Sheet. As of October 31, 2010, the gross liability for unrecognized tax benefits was $328 million, exclusive of interest and penalties. Increases or decreases to interest and penalties on uncertain tax positions are included in provision for income taxes in the Consolidated Statement of Operations. Interest and penalties related to uncertain tax positions were $6 million as of October 31, 2010 and $5 million as of October 25, 2009. All $6 million in interest and penalties is classified as long-term payable in the Consolidated Balance Sheets. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes and, accordingly, such amounts are not included in the above contractual obligation table.

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

Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $2.0 billion at October 31, 2010. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at October 31, 2010, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $25 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated condensed statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

Certain operations of Applied are conducted in foreign currencies, such as Japanese yen, euro, Israeli shekel, Taiwanese dollar and Swiss franc. Applied enters into currency forward exchange and option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 24 months. Gains and losses on these contracts are generally recognized in income at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on currency forward exchange and option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses were not material for fiscal 2010.

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

Management’s Report on Internal Control over Financial Reporting

Applied’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of Applied’s Chief Executive Officer and Chief Financial Officer, management of Applied conducted an evaluation of the effectiveness of Applied’s internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, Applied’s management concluded that Applied’s internal control over financial reporting was effective as of October 31, 2010.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of Applied’s internal control over financial reporting as of October 31, 2010.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2010, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.

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

We have audited Applied Materials, Inc.’s (the Company) internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Applied Materials, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Applied Materials Inc. and subsidiaries as of October 31, 2010 and October 25, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended October 31, 2010. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule II. Our report dated December 10, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/  KPMG LLP
KPMG LLP

Mountain View, California
December 10, 2010

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from Applied’s Proxy Statement to be filed with the SEC in connection with the 2011 Annual Meeting of Stockholders (the Proxy Statement).

Item 10:	Directors, Executive Officers and Corporate Governance

(1) Information regarding directors, including director nominations, and Applied’s audit committee and audit committee financial expert, appears in the Proxy Statement under “Election of Directors,” and is incorporated herein by reference.

(2) For information with respect to Executive Officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers of the Registrant.”

(3) Information regarding Section 16(a) beneficial ownership reporting compliance appears in the Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Applied has implemented the Standards of Business Conduct, a code of ethics with which every person who works for Applied and every member of the Board of Directors is expected to comply. If any substantive amendments are made to the Standards of Business Conduct or any waiver is granted, including any implicit waiver, from a provision of the code to Applied’s Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, Applied will disclose the nature of such amendment or waiver on its website or in a report on Form 8-K. The above information, including the Standards of Business Conduct, is available on Applied’s website under the Investors section at http://investors.appliedmaterials.com. This website address is intended to be an inactive, textual reference only. None of the material on this website is part of this report or is incorporated by reference herein.

Item 11:	Executive Compensation

Information regarding executive compensation appears in the Proxy Statement under “Executive Compensation and Related Information” and is incorporated herein by reference.

Information regarding compensation committee interlocks and insider participation appears in the Proxy Statement under “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Information regarding the compensation committee report appears in the Proxy Statement under “Human Resources and Compensation Committee Report” and is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the security ownership of certain beneficial owners and management appears in the Proxy Statement, under “Principal Stockholders,” and is incorporated herein by reference.

The following table summarizes information with respect to options and other equity awards under Applied’s equity compensation plans as of October 31, 2010:

Equity Compensation Plan Information

(c)
	(a)			Number of Securities
	Number of		(b)	Available for Future
	Securities to be		Weighted Average	Issuance Under Equity
	Issued Upon Exercise		Exercise Price of	Compensation Plans
	of Outstanding Options,		Outstanding Options,	(Excluding Securities
	Warrants and		Warrants and	Reflected in
Plan Category	Rights(1)		Rights(2)	Column(a))
(In thousands, except prices)

Equity compensation plans approved by security holders	45,105		$11.55	152,373	(3)
Equity compensation plans not approved by security holders	24,206	(4)	$18.93	62,715	(5)

Total	69,311		$15.04	215,088

(1)	Includes only options and restricted stock units (also referred to as “performance shares” under the Applied Materials, Inc. Employee Stock Incentive Plan) outstanding under Applied’s equity compensation plans, as no stock warrants or other rights were outstanding as of October 31, 2010.

(2)	The weighted average exercise price calculation does not take into account any restricted stock units as they have a de minimis purchase price.

(3)	Includes 54,071 thousand shares of Applied common stock available for future issuance under the Applied Materials, Inc. Employees’ Stock Purchase Plan. Of these 54,071 thousand shares, 1,932 thousand are subject to purchase during the purchase period in effect as of October 31, 2010.

(4)	Includes options to purchase 1,306 thousand shares of Applied common stock assumed through various mergers and acquisitions, after giving effect to the applicable exchange ratios. The assumed options had a weighted average exercise price of $13.80 per share. No further shares are available for issuance under the plans under which these assumed awards were granted.

(5)	Includes 5,315 thousand shares of Applied common stock available for future issuance under the Applied Materials, Inc. Stock Purchase Plan for Offshore Employees. Of these 5,315 thousand shares, 928 thousand are subject to purchase during the purchase period in effect as of October 31, 2010.

Applied has the following equity compensation plans that have not been approved by stockholders:

2000 Global Equity Incentive Plan The 2000 Global Equity Incentive Plan (the 2000 Plan) was adopted effective as of June 21, 2000. The 2000 Plan provides for the grant of non-qualified stock options to employees other than officers and directors. The administrator of the 2000 Plan (either the Board of Directors of Applied or a committee appointed by the Board) determines the terms and conditions of all stock options granted; provided, however, that (1) the exercise price generally may not be less than 100 percent of the fair market value (on the date of grant) of the stock covered by the option, and (2) the term of options can be no longer than 10 years (or 13 years in the event of death). A total of 147,000,000 shares have been authorized for issuance under the 2000 Plan, and 57,201,000 shares remain available for issuance as of October 31, 2010.

Stock Purchase Plan for Offshore Employees The Stock Purchase Plan for Offshore Employees (the Offshore ESPP) was adopted effective as of October 16, 1995 for the benefit of employees of Applied’s participating affiliates (other than United States citizens or residents). The Offshore ESPP provides for the grant of options to purchase shares of Applied common stock through payroll deductions pursuant to one or more offerings. The administrator of the Offshore ESPP (the Board of Directors of Applied or a committee appointed by the Board) determines the terms and conditions of all options prior to the start of an offering, including the purchase price of shares, the number of shares covered by the option and when the option may be exercised. All options granted as part of an offering must be granted on the same date. Prior to December 7,

2009, a total of 15,800,000 shares had been authorized for issuance under the Offshore ESPP. Effective December 7, 2009, Applied amended the Offshore ESPP to increase the number of shares available for issuance under such plan by 5,000,000 shares and correspondingly amended the stockholder-approved Applied Materials, Inc. Employees’ Stock Purchase Plan (the U.S. ESPP) to reduce the number of shares available for issuance under such plan by 5,000,000 shares. Accordingly, as of October 31, 2010 a total of 20,800,000 shares have been authorized for issuance under the Offshore ESPP, and 5,315,000 shares remain available for issuance. These plan amendments did not result in any increase in the total aggregate number of shares authorized for issuance under the Offshore ESPP and the U.S. ESPP.

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

Information regarding principal accounting fees and services and the audit committee’s preapproval policies and procedures appears in the Proxy Statement under the headings “Fees Paid to KPMG LLP” and “Policy on Audit Committee’s Pre-Approval of Audit and Permisssible Non-audit Services of Independent Registered Public Accounting Firm,” is incorporated herein by reference.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

APPLIED MATERIALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Year	2010	2009	2008
	(In thousands, except per share amounts)

Net sales	$9,548,667	$5,013,607	$8,129,240
Cost of products sold	5,833,665	3,582,802	4,686,412

Gross margin	3,715,002	1,430,805	3,442,828
Operating expenses:
Research, development and engineering	1,143,521	934,115	1,104,122
General and administrative	535,820	406,946	505,762
Marketing and selling	406,028	327,572	459,402
Restructuring charges and asset impairments (Note 12)	245,925	155,788	39,948
Gain on sale of facility	—	—	21,837

Total operating expenses	2,331,294	1,824,421	2,087,397
Income (loss) from operations	1,383,708	(393,616)	1,355,431
Pre-tax loss of equity-method investment	—	34,983	35,527
Impairments of investments and strategic investments (Note 3)	12,665	84,480	—
Interest expense	21,507	21,304	20,506
Interest income	37,430	48,580	109,320

Income (loss) before income taxes	1,386,966	(485,803)	1,408,718
Provision (benefit) for income taxes	449,100	(180,476)	447,972

Net income (loss)	$937,866	$(305,327)	$960,746

Earnings (loss) per share:
Basic	$0.70	$(0.23)	$0.71
Diluted	$0.70	$(0.23)	$0.70
Weighted average number of shares:
Basic	1,339,949	1,333,091	1,354,176
Diluted	1,348,804	1,333,091	1,374,507

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,	October 25,
	2010	2009
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents (Note 3)	$1,857,664	$1,576,381
Short-term investments (Note 3)	726,918	638,349
Accounts receivable, net (Note 6)	1,831,006	1,041,495
Inventories (Note 7)	1,547,378	1,627,457
Deferred income taxes, net (Note 15)	512,944	356,336
Income taxes receivable (Note 15)	857	184,760
Other current assets	288,548	264,169

Total current assets	6,765,315	5,688,947
Long-term investments (Note 3)	1,307,283	1,052,165
Property, plant and equipment, net (Note 7)	963,004	1,090,433
Goodwill, net (Note 8)	1,336,426	1,170,932
Purchased technology and other intangible assets, net (Note 8)	286,821	306,416
Deferred income taxes and other assets (Note 15)	284,496	265,350

Total assets	$10,943,345	$9,574,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,258	$1,240
Accounts payable and accrued expenses (Note 7)	1,765,966	1,061,502
Customer deposits and deferred revenue (Note 7)	847,231	864,280
Income taxes payable (Note 15)	273,421	12,435

Total current liabilities	2,887,876	1,939,457
Long-term debt (Note 11)	204,271	200,654
Employee benefits and other liabilities (Note 14)	315,085	339,524

Total liabilities	3,407,232	2,479,635

Commitments and contingencies (Note 16)
Stockholders’ equity (Note 13):
Preferred stock: $.01 par value per share; 1,000 shares authorized; no shares issued	—	—
Common stock: $.01 par value per share; 2,500,000 shares authorized; 1,327,998 and 1,340,917 shares outstanding at 2010 and 2009, respectively	13,280	13,409
Additional paid-in capital	5,406,598	5,195,437
Retained earnings	11,510,843	10,934,004
Treasury stock: 537,056 and 508,254 shares at 2010 and 2009, respectively, net	(9,396,274)	(9,046,562)
Accumulated other comprehensive income (loss)	1,666	(1,680)

Total stockholders’ equity	7,536,113	7,094,608

Total liabilities and stockholders’ equity	$10,943,345	$9,574,243

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance at October 28, 2007	1,385,711	$13,857	$4,658,832	$10,863,291	434,686	$(7,725,924)	$11,353	$7,821,409
Components of comprehensive income, net of tax:
Net income	—	—	—	960,746	—	—	—	960,746
Change in unrealized net loss on investments	—	—	—	—	—	—	(41,739)	(41,739)
Change in unrealized net gain on derivative instruments	—	—	—	—	—	—	9,448	9,448
Change in defined benefit plan liability	—	—	—	—	—	—	(7,440)	(7,440)
Change in retiree medical benefit	—	—	—	—	—	—	1,866	1,866
Translation adjustments	—	—	—	—	—	—	(58)	(58)

Comprehensive income								922,823
Cumulative effect of adoption of interpretative tax guidance on uncertainties in income taxes	—	—	—	100,000	—	—	—	100,000
Dividends	—	—	—	(322,749)	—	—	—	(322,749)
Share-based compensation	—	—	178,943	—	—	—	—	178,943
Issuance under stock plans, net of a tax detriment of $11,519 and other	28,213	283	258,119	—	(4,617)	90,114	—	348,516
Common stock repurchases	(83,163)	(832)	—	—	83,163	(1,499,152)	—	(1,499,984)

Balance at October 26, 2008	1,330,761	$13,308	$5,095,894	$11,601,288	513,232	$(9,134,962)	$(26,570)	$7,548,958
Components of comprehensive loss, net of tax:
Net loss	—	—	—	(305,327)	—	—	—	(305,327)
Change in unrealized net gain on investments	—	—	—	—	—	—	44,956	44,956
Change in unrealized net gain on derivative instruments	—	—	—	—	—	—	(7,729)	(7,729)
Change in defined benefit plan liability	—	—	—	—	—	—	(12,492)	(12,492)
Change in retiree medical benefit	—	—	—	—	—	—	(719)	(719)
Translation adjustments	—	—	—	—	—	—	874	874

Comprehensive loss								(280,437)
Change in measurement date to apply authoritative guidance on defined benefit plans	—	—	—	(1,942)	—	—	—	(1,942)
Dividends	—	—	—	(320,117)	—	—	—	(320,117)
Share-based compensation	—	—	147,160	—	—	—	—	147,160
Issuance under stock plans, net of a tax detriment of $13,409 and other	12,098	121	(47,617)	(39,898)	(6,920)	111,286	—	23,892
Common stock repurchases	(1,942)	(20)	—	—	1,942	(22,886)	—	(22,906)

Balance at October 25, 2009	1,340,917	$13,409	$5,195,437	$10,934,004	508,254	$(9,046,562)	$(1,680)	$7,094,608
Components of comprehensive income, net of tax:
Net income	—	—	—	937,866	—	—	—	937,866
Change in unrealized net gain on investments	—	—	—	—	—	—	4,410	4,410
Change in unrealized net gain on derivative instruments	—	—	—	—	—	—	4,000	4,000
Change in defined benefit plan liability	—	—	—	—	—	—	(6,698)	(6,698)
Change in retiree medical benefit	—	—	—	—	—	—	(284)	(284)
Translation adjustments	—	—	—	—	—	—	1,918	1,918

Comprehensive income								941,212
Dividends	—	—	—	(361,027)	—	—	—	(361,027)
Share-based compensation	—	—	126,070	—	—	—	—	126,070
Issuance under stock plans, net of a tax detriment of $27,678 and other	15,883	159	85,091	—	—	—	—	85,250
Common stock repurchases	(28,802)	(288)	—	—	28,802	(349,712)	—	(350,000)

Balance at October 31, 2010	1,327,998	$13,280	$5,406,598	$11,510,843	537,056	$(9,396,274)	$1,666	$7,536,113

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Year	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$937,866	$(305,327)	$960,746
Adjustments required to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	304,515	291,203	320,051
Loss on fixed asset retirements	20,034	24,017	6,826
Provision for bad debts	17,000	62,539	2,456
Restructuring charges and asset impairments	245,925	155,788	39,948
Deferred income taxes	(186,057)	18,863	(58,259)
Net recognized loss on investments	20,473	10,231	4,392
Pre-tax loss of equity method investment	—	34,983	35,527
Impairments of investments	12,665	84,480	—
Excess tax benefits from share-based compensation plans	—	—	(7,491)
Share-based compensation	126,070	147,160	178,943
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(766,937)	586,993	421,834
Inventories	144,626	359,560	(638,256)
Income taxes receivable	183,903	(59,155)	(125,605)
Other current assets	(4,590)	94,740	94,247
Other assets	(6,690)	(6,530)	(394)
Accounts payable and accrued expenses	469,049	(660,006)	(260,041)
Customer deposits and deferred revenue	(22,908)	(361,455)	622,645
Income taxes payable	261,909	(229,128)	133,731
Employee benefits and other liabilities	(34,000)	83,709	(20,832)

Cash provided by operating activities	1,722,853	332,665	1,710,468

Cash flows from investing activities:
Capital expenditures	(169,081)	(248,427)	(287,906)
Cash paid for acquisitions, net of cash acquired	(322,599)	—	(235,324)
Proceeds from sale of facility	—	—	42,210
Proceeds from sales and maturities of investments	1,407,804	1,317,365	5,939,509
Purchases of investments	(1,777,736)	(956,249)	(5,534,475)

Cash provided by (used in) investing activities	(861,612)	112,689	(75,986)

Cash flows used for financing activities:
Debt repayments, net	(6,441)	(750)	(2,117)
Proceeds from common stock issuances	128,832	61,824	393,978
Common stock repurchases	(350,000)	(22,906)	(1,499,984)
Excess tax benefits from share-based compensation plans	—	—	7,491
Payments of dividends to stockholders	(348,522)	(319,507)	(325,405)

Cash used in financing activities	(576,131)	(281,339)	(1,426,037)

Effect of exchange rate changes on cash and cash equivalents	(3,827)	742	457

Increase in cash and cash equivalents	281,283	164,757	208,902
Cash and cash equivalents — beginning of year	1,576,381	1,411,624	1,202,722

Cash and cash equivalents — end of year	$1,857,664	$1,576,381	$1,411,624

Supplemental cash flow information:
Cash payments for income taxes	$388,144	$206,537	$490,826
Cash refunds for income taxes	$200,660	$72,297	$122,367
Cash payments for interest	$14,485	$14,372	$14,580

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Applied Materials, Inc. and its subsidiaries (Applied or the Company) after elimination of intercompany balances and transactions. All references to a fiscal year apply to Applied’s fiscal year which ends on the last Sunday in October. Fiscal 2010 contained 53 weeks, while fiscal 2009 and 2008 contained 52 weeks each. The first quarter of fiscal 2010 contained 14 weeks, while the second, third, and fourth quarters of fiscal 2010 contained 13 weeks. Each fiscal quarter of 2009 and 2008 contained 13 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, Applied evaluates its estimates, including those related to accounts receivable and sales allowances, fair values of financial instruments, inventories, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of share-based awards, and income taxes, among others. Applied bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. Applied adjusts inventory carrying value for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Applied fully reserves for inventories and noncancelable purchase orders for inventory deemed obsolete. Applied performs periodic reviews of inventory items to identify excess inventories on hand by comparing on-hand balances to anticipated usage using recent historical activity as well as anticipated or forecasted demand. If estimates of customer demand diminish further or market conditions become less favorable than those projected by Applied, additional inventory adjustments may be required. During fiscal 2010, Applied incurred inventory-related charges, including $330 million associated with SunFab thin film solar equipment.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives for financial reporting purposes are as follows:

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition

Applied recognizes revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; seller’s price to buyer is fixed or determinable; and collectability is probable. Applied’s shipping terms are customarily FOB Applied shipping point or equivalent terms. Applied’s revenue recognition policy generally results in revenue recognition at the following points: (1) for all transactions where legal title passes to the customer upon shipment, Applied recognizes revenue upon shipment for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks is deferred, and that revenue is recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specifications prior to shipment, revenue is recognized at customer technical acceptance; (3) for transactions where legal title does not pass at shipment, revenue is recognized when legal title passes to the customer, which is generally at customer technical acceptance; (4) for arrangements initiated prior to fiscal 2010 containing multiple elements, the revenue relating to the undelivered elements is deferred at their estimated relative fair values until delivery of the deferred elements; and (5) for arrangements initiated or materially modified during fiscal 2010 containing multiple elements, the revenue relating to the undelivered elements is deferred using the relative selling price method utilizing estimated sales prices until delivery of the deferred elements. Applied limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or adjustment. In cases where Applied has sold products that have been demonstrated to meet product specifications prior to shipment, Applied believes that at the time of delivery, it has an enforceable claim to amounts recognized as revenue. The completed contract method is used for SunFabtm thin film lines. Certain SunFab thin film contracts have provisions for additional amounts to become due to Applied if the line achieves certain output criteria subsequent to factory acceptance. Any additional amounts earned under these contracts are recognized upon achievement of such criteria. Spare parts revenue is generally recognized upon shipment, and services revenue is generally recognized over the period that the services are provided.

In the first quarter of fiscal 2010, Applied elected to early adopt amended accounting standards issued by the Financial Accounting Standards Board (FASB) for multiple deliverable revenue arrangements on a prospective basis for applicable transactions originating or materially modified after October 25, 2009. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The FASB also amended the accounting standards for revenue recognition to exclude software that is contained in a tangible product from the scope of software revenue guidance when the software is essential to the tangible product’s functionality. Implementation of this new authoritative guidance had an insignificant impact on reported net sales as compared to net sales under previous guidance, as the new guidance did not change the units of accounting within sales arrangements and the elimination of the residual method for the allocation of arrangement consideration had an inconsequential impact on the amount and timing of reported net sales.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreign Currency Translation

As of October 31, 2010, primarily all of Applied’s subsidiaries use the United States dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, except for non-monetary assets, such as inventories and property, plant and equipment, which are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. The resulting translation gains and losses are included in the Consolidated Statements of Operations as incurred.

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

Recent Accounting Pronouncements

In March 2010, the FASB issued updated authoritative guidance that amends the requirements for evaluating whether a decision maker or service provider has a variable interest entity and clarified that a quantitative approach should not be the sole consideration in assessing the criteria for variable interest entity determination. The guidance also clarifies that related parties should be considered in applying all of the decision maker and service provider criteria. This is in addition to the authoritative guidance the FASB issued in June 2009 that applies to determining whether an entity is a variable interest entity and requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Under this guidance, an enterprise has a controlling financial interest when it has (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The guidance also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, requires enhanced disclosures, and eliminates the scope exclusion for qualifying special-purpose

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entities. This guidance is effective for Applied beginning in the first quarter of fiscal 2011. The implementation of this authoritative guidance is not expected to have a material impact on Applied’s financial position or results of operations.

In January 2010, the FASB issued authoritative guidance for fair value measurements, which requires additional disclosures and clarifications to existing disclosures. This authoritative guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures for Level 1 and Level 2 fair value measurements became effective for Applied in the second quarter of fiscal 2010. Disclosures regarding activity within Level 3 fair value measurements become effective the first interim reporting period after December 15, 2010 and will be effective for Applied in the second quarter of fiscal 2011. Applied is evaluating the potential impact of the implementation of this authoritative guidance on its consolidated financial statements. See Note 4 for information and related disclosures regarding Applied’s fair value measurements.

In June 2009, the FASB issued authoritative guidance on variable interest entities, which requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. In December 2009, the FASB issued authoritative guidance on the financial reporting by entities involved with variable interest entities which amends previously issued guidance on variable interest entities. The amendments in this authoritative guidance replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This authoritative guidance becomes effective for Applied in fiscal 2011. The implementation of this authoritative guidance is not expected to have a material impact on Applied’s financial position or results of operations.

Note 2	Earnings (Loss) Per Share

Basic earnings (loss) per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, restricted stock units, and employee stock purchase plans shares) outstanding during the period. Applied’s net income (loss) has not been adjusted for any period presented for purposes of computing basic or diluted earnings (loss) per share due to the Company’s non-complex capital structure. For purposes of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair market value of Applied common stock for the period as the effect would be anti-dilutive. Potential common shares have not been included in the calculation of diluted net loss per share for the fiscal year ended October 25, 2009 as

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for the fiscal year ended October 25, 2009 are the same.

	2010	2009	2008
	(In thousands, except per share amounts)

Numerator:
Net income (loss)	$937,866	$(305,327)	$960,746
Denominator:
Weighted average common shares outstanding	1,339,949	1,333,091	1,354,176
Effect of dilutive stock options, restricted stock units and employee stock purchase plans shares	8,855	—	20,331

Denominator for diluted earnings (loss) per share	1,348,804	1,333,091	1,374,507

Basic earnings (loss) per share	$0.70	$(0.23)	$0.71
Diluted earnings (loss) per share	$0.70	$(0.23)	$0.70
Potentially dilutive securities	33,706	85,049	36,423

Note 3	Cash, Cash Equivalents and Investments

Summary of Cash, Cash Equivalents and Investments

The following tables summarizes Applied’s cash, cash equivalents and investments by security type:

		Gross	Gross
		Unrealized	Unrealized	Estimated
October 31, 2010	Cost	Gains	Losses	Fair Value
		(In thousands)

Cash	$700,467	$—	$—	$700,467

Cash equivalents:
Money market funds	1,138,770	—	—	1,138,770
Obligations of states and political subdivisions	18,427	—	—	18,427

Total Cash equivalents	1,157,197	—	—	1,157,197

Total Cash and Cash equivalents	$1,857,664	$—	$—	$1,857,664

Short-term and long-term investments:
U.S. Treasury and agency securities	$664,573	$8,697	$41	$673,229
Obligations of states and political subdivisions	500,392	5,039	65	505,366
U.S. commercial paper, corporate bonds and medium-term notes	501,686	6,611	40	508,257
Other debt securities*	261,335	2,317	382	263,270

Total fixed income securities	1,927,986	22,664	528	1,950,122
Publicly traded equity securities	9,119	16,067	—	25,186
Equity investments in privately-held companies	58,893	—	—	58,893

Total short-term and long-term investments	$1,995,998	$38,731	$528	$2,034,201

Total Cash, Cash equivalents and Investments	$3,853,662	$38,731	$528	$3,891,865

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
		Unrealized	Unrealized	Estimated
October 25, 2009	Cost	Gains	Losses	Fair Value
	(In thousands)

Cash	$341,127	$—	$—	$341,127

Cash equivalents:
Money market funds	1,235,254	—	—	1,235,254

Total Cash equivalents	1,235,254	—	—	1,235,254

Total Cash and Cash equivalents	$1,576,381	$—	$—	$1,576,381

Short-term and long-term investments:
U.S. Treasury and agency securities	$653,627	$8,013	$170	$661,470
Obligations of states and political subdivisions	419,640	7,597	—	427,237
U.S. commercial paper, corporate bonds and medium-term notes	382,550	5,676	281	387,945
Other debt securities*	103,193	1,430	391	104,232

Total fixed income securities	1,559,010	22,716	842	1,580,884
Publicly traded equity securities	9,572	9,439	—	19,011
Equity investments in privately-held companies	90,619	—	—	90,619

Total short-term and long-term investments	$1,659,201	$32,155	$842	$1,690,514

Total Cash, Cash equivalents and Investments	$3,235,582	$32,155	$842	$3,266,895

*	Other debt securities consist primarily of investment grade asset-backed and mortgage-backed securities.

Maturities of Investments

The following table summarizes the contractual maturities of Applied’s investments at October 31, 2010:

		Estimated
	Cost	Fair Value
	(In thousands)

Due in one year or less	$699,095	$701,494
Due after one through five years	964,098	981,459
Due after five years	3,457	3,899
No single maturity date**	329,348	347,349

	$1,995,998	$2,034,201

**	Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gains and Losses on Investments

Gross realized gains and losses on sales of investments during fiscal 2010, 2009, and 2008 were as follows:

	2010	2009	2008
	(In thousands)

Gross realized gains	$6,184	$8,666	$13,483
Gross realized losses	$1,622	$10,486	$14,690

At October 31, 2010, Applied had a gross unrealized loss of $1 million due to a decrease in the fair value of certain fixed income securities. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss is temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied has determined that the gross unrealized losses on its marketable securities at October 31, 2010 are temporary in nature and therefore it did not recognize any impairment of its marketable securities for fiscal 2010. During fiscal 2010, Applied determined that certain of its equity investments in privately-held companies were other-than-temporarily impaired and, accordingly, recognized impairment charges in the amounts of $13 million. Impairment charges associated with financial assets for fiscal 2009 totaled $84 million, consisting of the following: equity method investment, $45 million; publicly-traded equity securities, $20 million; equity investments in privately-held companies, $17 million; and marketable securities $2 million. Applied did not recognize any impairment of its financial assets for fiscal 2008.

The following table provides the fair market value of Applied’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired as of October 31, 2010.

	In Loss Position for		In Loss Position for
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)

U.S. Treasury and agency securities	$37,742	$31	$7,543	$10	$45,285	$41
Obligations of states and political subdivisions	66,024	65	—	—	66,024	65
U.S. commercial paper, corporate bonds and medium-term notes	54,127	40	—	—	54,127	40
Other debt securities	56,113	264	1,624	118	57,737	382

Total	$214,006	$400	$9,167	$128	$223,173	$528

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of October 31, 2010, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities (excluding cash balances) measured at fair value on a recurring basis are summarized below as of October 31, 2010 and October 25, 2009:

	October 31, 2010				October 25, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)				(In thousands)

Assets:
Money market funds	$1,138,770	—	$—	$1,138,770	$1,235,254	$—	$—	$1,235,254
U.S. Treasury and agency securities	153,426	519,803	—	673,229	145,166	516,304	—	661,470
Obligations of states and political subdivisions	—	523,793	—	523,793	—	427,237	—	427,237
U.S. commercial paper, corporate bonds and medium-term notes	—	508,257	—	508,257	—	387,945	—	387,945
Other debt securities	—	263,270	—	263,270	—	104,232	—	104,232
Publicly traded equity securities	25,186	—	—	25,186	19,011	—	—	19,011
Foreign exchange derivative assets	—	5,983	—	5,983	—	2,173	—	2,173

Total	$1,317,382	$1,821,106	$—	$3,138,488	$1,399,431	$1,437,891	$—	$2,837,322

Liabilities:
Foreign exchange derivative liabilities	$—	$(1,265)	$—	$(1,265)	$—	$(1,678)	$—	$(1,678)

Total	$—	$(1,265)	$—	$(1,265)	$—	$(1,678)	$—	$(1,678)

There were no significant transfers in and out of Level 1 and Level 2 fair value measurements during the fiscal year ended October 31, 2010. During the fiscal year ended October 25, 2009, Level 3 assets consisted of asset-backed and mortgage-backed securities, the values of which were based on non-binding, broker-provided price quotes and may not have been corroborated by observable market data. The following table presents the activity in Level 3 instruments during fiscal 2010 and 2009:

	2010	2009
	Level 3	Level 3
	(In thousands)

Balance, beginning of year	$—	$13,100
Total realized and unrealized losses:
Included in earnings	—	(1,856)
Included in other comprehensive loss	—	(1,152)
Purchases, sales, and maturities	—	(9,606)
Transfers out of Level 3, net	—	(486)

Balance, end of year	$—	$—

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. Equity investments in privately-held companies totaled $59 million at October 31, 2010, of which $40 million of investments were accounted for under the cost method of accounting and $19 million of investments had been measured at fair value on a non-recurring basis due to an other-than-temporary decline in value. At October 25, 2009, equity investments in privately-held companies totaled $91 million, of which $52 million of investments were accounted for under the cost method of accounting and $39 million of investments had been measured at fair value on a non-recurring basis due to an other-than-temporary decline in value.

The following tables present the balances of equity securities at October 31, 2010 and October 25, 2009 that had been measured at fair value on a non-recurring basis, using the process described above, and the impairment charges recorded during the fiscal year then ended:

				Impairment of
				Equity Investments
				in Privately-Held
	Level 1	Level 2	Level 3	Companies
		(In thousands)

Equity investments in privately-held companies measured at fair value on a non-recurring basis during fiscal 2010	$—	$—	$18,781	$12,665

				Impairment of
				Equity Investments
				in Privately-Held
	Level 1	Level 2	Level 3	Companies
		(In thousands)

Equity investments in privately-held companies measured at fair value on a non-recurring basis during fiscal 2009	$—	$—	$39,250	$17,529

Other

The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. At October 31, 2010, the carrying amount of long-term debt was $206 million and the estimated fair value was $238 million. At October 25, 2009, the carrying amount of long-term debt was $202 million and the estimated fair value was $216 million. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues.

Note 5	Derivative Instruments and Hedging Activities

Derivative Financial Instruments

Applied conducts business in a number of foreign countries, with certain transactions denominated in local currencies, such as Japanese yen, euro, Israeli shekel, Taiwanese dollar and Swiss franc. Applied uses derivative financial instruments, such as forward exchange contracts and currency option contracts, to hedge certain forecasted foreign currency denominated transactions expected to occur typically within the next 24 months. The purpose of Applied’s foreign currency management is to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged. Applied does not use derivative financial instruments for trading or speculative purposes.

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

Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income or loss (AOCI) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to derivative instruments included in AOCI at October 31, 2010 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized promptly in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for fiscal 2010 or 2008. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was $25 million for fiscal 2009.

Additionally, forward exchange contracts are generally used to hedge certain foreign currency denominated assets or liabilities. These derivatives are typically entered into once per month and are not designated for hedge accounting treatment. Accordingly, changes in the fair value of these hedges are recorded promptly in earnings to offset the changes in the fair value of the assets or liabilities being hedged.

Fair values of derivative instruments were as follows:

		Asset Derivatives			Liability Derivatives
	Balance Sheet	October 31,	October 25,	Balance Sheet	October 31,	October 25,
	Location	2010	2009	Location	2010	2009
		(In thousands)			(In thousands)

Derivatives Designated as Hedging Instruments

Foreign exchange contracts	Other current assets	$4,547	$1,811	Accrued expenses	$1,042	$1,225

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts	Other current assets	$1,436	$362	Accrued expenses	$223	$453

Total derivatives		$5,983	$2,173		$1,265	$1,678

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of derivative instruments on the Consolidated Condensed Statement of Operations for fiscal years ended October 31, 2010 and October 25, 2009 were as follows:

		2010			2009
				Ineffective Portion			Ineffective Portion
	Location of Gain			and Amount Excluded			and Amount Excluded
	or (Loss)			from Effectiveness			from Effectiveness
	Reclassified from	Effective Portion		Testing	Effective Portion		Testing
	AOCI into Income	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)
	or Recognized in	Recognized in	Reclassified from	Recognized in	Recognized	Reclassified from	Recognized in
	Income	AOCI	AOCI into Income	Income	in AOCI	AOCI into Income	Income
			(In thousands)			(In thousands)

Derivatives in Cash Flow Hedging Relationships

Foreign exchange contracts	Cost of products sold	$616	$(4,317)	$(2,420)	$(3,467)	$(11,676)	$(3,352)
Foreign exchange contracts	General and administrative	—	(1,003)	(1,686)	—	(5,511)	23,582
Foreign exchange contracts	Research, development and engineering	—	(327)	—	—	(327)	—

Total		$616	$(5,647)	$(4,106)	$(3,467)	$(17,514)	$20,230

		2010	2009
	Location of Gain or
	(Loss) Recognized	Amount of Gain or (Loss)
	in Income	Recognized in Income
		(In thousands)

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts	General and administrative	$(19,590)	$(9,848)

Total		$(19,590)	$(9,848)

Derivative-related activity in accumulated other comprehensive loss, net of taxes, was as follows:

	2010	2009
	(In thousands)

Unrealized gain on derivative instruments at beginning of year	$310	$8,039
Increase (decrease) in fair value of derivative instruments	1,849	(10,591)
Loss reclassified into earnings, net	2,151	2,862

Unrealized gain, net, on derivative instruments at end of year	$4,310	$310

Credit Risk Contingent Features

If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of October 31, 2010.

Entering into foreign exchange contracts with banks exposes Applied to credit-related losses in the event of the banks’ nonperformance. However, Applied’s exposure is not considered significant.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6	Accounts Receivable, Net

Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied also discounts letters of credit through various financial institutions. Applied sells its accounts receivable without recourse. Details of discounted letters of credit, factored accounts receivable and discounted promissory notes for fiscal years ended October 31, 2010, October 25, 2009 and October 26, 2008 were as follows:

	2010	2009	2008
	(In thousands)

Discounted letters of credit	$229,803	$299,401	$167,110
Factored accounts receivable	153,079	38,868	132,788
Discounted promissory notes	3,458	3,550	5,570

Total	$386,340	$341,819	$305,468

Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all years presented.

Accounts receivable are presented net of allowance for doubtful accounts of $74 million at October 31, 2010 and $67 million at October 25, 2009. Applied sells principally to manufacturers within the semiconductor, display and solar industries. As a result of challenging economic and industry conditions, certain of these manufacturers may experience difficulties in meeting their obligations in a timely manner. While Applied believes that its allowance for doubtful accounts is adequate and represents Applied’s best estimate at October 31, 2010, Applied will continue to closely monitor customer liquidity and other economic conditions, which may result in changes to Applied’s estimates regarding collectability.

Note 7	Balance Sheet Detail

	October 31,	October 25,
	2010	2009
	(In thousands)

Inventories
Customer service spares	$323,693	$263,688
Raw materials	260,591	351,824
Work-in-process	499,931	667,484
Finished goods*	463,163	344,461

	$1,547,378	$1,627,457

*	Included in finished goods inventory is $148 million at October 31, 2010, and $133 million at October 25, 2009, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		October 31,	October 25,
	Useful Life	2010	2009
	(In Years)	(In thousands)

Property, Plant and Equipment, Net
Land and improvements		$227,202	$228,057
Buildings and improvements	3-30	1,233,850	1,164,384
Demonstration and manufacturing equipment	3-5	669,473	654,779
Furniture, fixtures and other equipment	3-15	719,119	713,505
Construction in progress		19,144	146,232

Gross property, plant and equipment		2,868,788	2,906,957
Accumulated depreciation		(1,905,784)	(1,816,524)

		$963,004	$1,090,433

Accounts Payable and Accrued Expenses
Accounts payable	$657,971	$477,148
Compensation and employee benefits	435,021	134,949
Warranty	155,242	117,537
Restructuring reserve	104,229	31,581
Other accrued taxes	98,634	36,954
Dividends payable	92,960	80,455
Other	221,909	182,878

	$1,765,966	$1,061,502

Customer Deposits and Deferred Revenue
Customer deposits	$407,115	$564,412
Deferred revenue	440,116	299,868

	$847,231	$864,280

During fiscal 2010, Applied incurred asset impairment charges of $117 million primarily related to the restructuring of its Energy and Environmental Solutions segment. As of October 31, 2010, other accrued expenses included $40 million in contractual termination obligation charges.

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

Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The process of evaluating the potential

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment of goodwill and intangible assets requires significant judgment, especially in emerging markets. Applied regularly monitors current business conditions and other factors including, but not limited to, adverse industry or economic trends, restructuring actions and lower projections of profitability that may impact future operating results. For goodwill, Applied performs a two-step impairment test. In the first step, Applied compares the estimated fair value of each reporting unit to its carrying value. Applied’s reporting units are consistent with the reportable segments identified in Note 17, based on the manner in which Applied operates its business and the nature of those operations. Applied determines the fair value of each of its reporting units based on a weighting of income and market approaches. Under the income approach, Applied calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Estimated future cash flows will be impacted by a number of factors including anticipated future operating results, estimated cost of capital and/or discount rates. Under the market approach, Applied estimates the fair value based on market multiples of revenue or earnings for comparable companies, as appropriate. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then Applied would perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. Applied would then allocate the fair value of the reporting unit to all of the assets and liabilities of that unit, as if Applied had acquired the reporting unit in a business combination, with the fair value of the reporting unit being the “purchase price.” The excess of the “purchase price” over the carrying amounts assigned to assets and liabilities represents the implied fair value of goodwill. If Applied determined that the carrying value of a reporting unit’s goodwill exceeded its implied fair value, Applied would record an impairment equal to the difference.

Applied conducted impairment tests in the fourth quarter of fiscal 2010, and the results of the first step of the impairment test indicated that Applied’s goodwill and purchased intangible assets with indefinite useful lives for each of its reporting units were not impaired.

Details of indefinite-lived intangible assets were as follows:

	October 31, 2010			October 25, 2009
		Other			Other
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
			(In thousands)

Silicon Systems Group	$381,305	$—	$381,305	$223,584	$—	$223,584
Applied Global Services	177,184	17,400	194,584	177,184	17,860	195,044
Display	115,908	—	115,908	115,908	—	115,908
Energy and Environmental Solutions	662,029	—	662,029	654,256	—	654,256

Carrying amount	$1,336,426	$17,400	$1,353,826	$1,170,932	$17,860	$1,188,792

From October 25, 2009 to October 31, 2010, goodwill increased by $158 million due to the acquisition of Semitool, Inc. (Semitool), and by $7 million due to an asset purchase from Advent Solar, Inc. (Advent Solar), both during the first quarter of fiscal 2010 (see Note 9). Other intangible assets that are not subject to amortization consist primarily of a trade name.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Details of amortized intangible assets were as follows:

	October 31, 2010			October 25, 2009
		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total
	(In thousands)

Silicon Systems Group	$310,259	$19,800	$330,059	$244,558	$—	$244,558
Applied Global Services	32,089	60,564	92,653	39,729	60,564	100,293
Display	109,828	33,500	143,328	109,828	33,500	143,328
Energy and Environmental Solutions	105,305	231,667	336,972	160,805	235,565	396,370

Gross carrying amount	$557,481	$345,531	$903,012	$554,920	$329,629	$884,549

Silicon Systems Group	$(247,115)	$(5,578)	$(252,693)	$(238,628)	$—	$(238,628)
Applied Global Services	(19,022)	(43,279)	(62,301)	(19,974)	(38,635)	(58,609)
Display	(96,429)	(22,258)	(118,687)	(91,364)	(19,602)	(110,966)
Energy and Environmental Solutions	(36,690)	(163,220)	(199,910)	(50,127)	(137,663)	(187,790)

Accumulated amortization	$(399,256)	$(234,335)	$(633,591)	$(400,093)	$(195,900)	$(595,993)

Carrying amount	$158,225	$111,196	$269,421	$154,827	$133,729	$288,556

From October 25, 2009 to October 31, 2010, the change in gross carrying amount of the amortized intangible assets was approximately $18 million, primarily due the acquisition of Semitool during the first quarter of fiscal 2010, offset by impairment of intangible assets in connection with restructuring of the Energy and Environmental Solutions segment in the third quarter of fiscal 2010. Aggregate amortization expense was $113 million, $89 million and $121 million for fiscal 2010, 2009 and 2008, respectively.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of October 31, 2010, future estimated amortization expense is expected to be as follows:

Amortization
Expense
(In thousands)

2011	$52,787
2012	51,342
2013	48,633
2014	40,986
2015	24,897
Thereafter	50,776

$269,421

Note 9	Business Combinations

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

In November 2009, Applied acquired substantially all the assets, including the intellectual property, of Advent Solar, a developer of advanced technology for c-Si solar photovoltaic cells and modules (PVs), for a purchase price of $14 million. This acquisition complemented Applied’s portfolio of solar PV technologies and enhanced Applied’s opportunities in the c-Si equipment market. The acquisition is included in results for the Energy and Environmental Solutions segment.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired to allocate the purchase prices at the respective acquisition dates. Based upon these calculations, the purchase prices for the above acquisitions were allocated as follows:

Acquisitions
Fair Market Values	2010
(In thousands)

Cash and cash equivalents	$38,744
Accounts receivable, net	37,961
Inventories	61,838
Other current assets	3,837
Property and equipment, net	45,578
Goodwill	165,495
Purchased intangible assets	93,376

Total assets acquired	446,829
Accounts payable and accrued expenses	(46,246)
Other liabilities	(25,240)

Total liabilities assumed	(71,486)

Purchase price allocated	$375,343

		Purchased
	Useful	Intangible Assets
	Life	2010
	(In years)	(In thousands)

Developed technology	6 - 10	$65,700
Customer relationships	8	10,900
Trade names	3 - 10	5,700
Patents and trademarks	7 - 10	5,462
Backlog	1	4,100
Other	5	1,514

Total purchased intangible assets		$93,376

On January 31, 2008, Applied acquired all of the outstanding shares of Baccini, a privately-held company based in Italy, for a purchase price of $215 million in cash, net of cash and marketable securities acquired. The acquired business is a leading supplier of automated metallization and test systems for manufacturing c-Si photovoltaic cells. In connection with this acquisition, Applied recorded goodwill of $158 million and intangible assets of $130 million. Of the $130 million of acquired intangible assets, $61 million was assigned to acquired backlog (to be amortized over 2 years), $34 million was assigned to customer relationships (to be amortized over 9 years), $27 million was assigned to purchased technology (to be amortized over 7 years), $6 million was assigned to covenants not to compete (to be amortized over 2 years), and $3 million was assigned to trademarks and tradenames (to be amortized over 7 years). The allocation of the purchase price was based on estimates of the fair value of the assets acquired. The acquired business is reported under the Energy and Environmental Solutions segment.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 10	Borrowing Facilities

Applied has credit facilities for unsecured borrowings in various currencies of up to $1.1 billion, of which $1.0 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to expire in January 2012. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at October 31, 2010. Remaining credit facilities in the amount of approximately $98 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at October 31, 2010.

Note 11	Long-Term Debt

Long-term debt outstanding as of October 31, 2010 and October 25, 2009 was as follows:

	October 31,	October 25,
	2010	2009
	(In thousands)

7.125% unsecured senior notes due 2017, interest payable April 15 and October 15	$200,000	$200,000
Other debt	5,529	1,894

	205,529	201,894
Current portion	(1,258)	(1,240)

	$204,271	$200,654

Applied has debt agreements that contain financial and other covenants. These covenants require Applied to maintain certain minimum financial ratios. At October 31, 2010, Applied was in compliance with all such covenants. Aggregate debt maturities at October 31, 2010 were: $1 million in fiscal 2011, $1 million in fiscal 2012, $1 million in fiscal 2013, $1 million in fiscal 2014, and $201 million thereafter.

Note 12	Restructuring Charges and Asset Impairments

The following table summarizes major components of the restructuring and asset impairment charges during fiscal 2010, 2009 and 2008:

	2010	2009	2008
	(In thousands)

Provision for restructuring reserves, severance	$128,857	$142,098	$28,549
Provision for restructuring reserves, facilities	78	(3,355)	11,399
Asset impairments	116,990	17,045	—

Total	$245,925	$155,788	$39,948

On July 21, 2010, Applied announced a plan to restructure its Energy and Environmental Solutions segment, which is expected to impact between 400 to 500 positions globally. The plan was in response to adverse market

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conditions for thin film solar, including delays in utility-scale solar adoption, solar panel manufacturers’ challenges in obtaining affordable capital, changes and uncertainty in government renewable energy polices, and competitive pressure from crystalline silicon (c-Si) solar technologies. Under this plan, Applied incurred charges totaling $403 million, which included inventory-related charges included in cost of products sold of $247 million related to SunFab thin film solar equipment, asset impairment charges of $108 million, employee severance charges of $45 million, and other costs of $3 million.

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

Changes in severance accruals associated with restructuring reserves related to the programs described above for fiscal 2010 were as follows:

Severance
(In thousands)

Provision for restructuring reserves	$148,855
Consumption of reserves	(35,655)
Adjustment of restructuring reserves	(20,000)

Balance, October 31, 2010	$93,200

In fiscal 2009, Applied initiated a restructuring program to reduce its global workforce by approximately 2,000 positions. During fiscal 2009, Applied recognized restructuring and asset impairment charges of $156 million, primarily consisting of $143 million in restructuring charges associated with this program and $15 million in asset impairments. The restructuring charges consisted of employee-related costs to reduce the Company’s workforce through a combination of attrition, voluntary separation and other workforce reduction programs. During fiscal 2008, Applied recognized restructuring charges of $40 million, of which $29 million was associated with a global cost reduction plan announced in fiscal 2008, and $11 million with a plan announced in fiscal 2007.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in restructuring reserves for fiscal 2010, 2009, and 2008 related to other restructuring plans and facilities realignment programs initiated in prior periods were as follows:

	Severance	Facilities	Total
	(In thousands)

Balance, October 28, 2007	$9,739	13,454	$23,193
Provision for restructuring reserves	38,670	11,399	50,069
Consumption of reserves	(32,174)	(8,428)	(40,602)
Adjustment of restructuring reserves	(10,121)	—	(10,121)
Foreign currency changes	(412)	(1,680)	(2,092)

Balance, October 26, 2008	5,702	14,745	20,447
Provision for restructuring reserves	144,901	114	145,015
Consumption of reserves	(121,265)	(6,074)	(127,339)
Adjustment of restructuring reserves	(2,803)	(3,469)	(6,272)
Foreign currency changes	(182)	(88)	(270)

Balance, October 25, 2009	26,353	5,228	31,581
Provision for restructuring reserves	—	238	238
Consumption of reserves	(19,882)	(459)	(20,341)
Adjustment of restructuring reserves	2	(160)	(158)
Foreign currency changes	—	(291)	(291)

Balance, October 31, 2010	$6,473	$4,556	$11,029

During fiscal 2010, Applied recorded asset impairment charges of $108 million related to the restructuring of its Energy and Environmental Solutions segment and of $9 million to write down a facility to its estimated fair value based on prices for comparable local properties. The facility was reclassified as an asset held for sale within other current assets.

Note 13	Stockholders’ Equity, Comprehensive Income and Share-Based Compensation

Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	October 31,	October 25,
	2010	2009
	(In thousands)

Pension liability	$(38,862)	$(32,164)
Retiree medical benefits	(269)	15
Unrealized gain on investments, net	24,382	19,972
Unrealized gain on derivative instruments qualifying as cash flow hedges	4,310	310
Cumulative translation adjustments	12,105	10,187

	$1,666	$(1,680)

For further details on derivative instruments, see Note 5 of the Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Repurchase Program

On March 8, 2010, Applied’s Board of Directors approved a new stock repurchase program authorizing up to $2.0 billion in repurchases over the next three years ending in March 2013. Under this authorization, Applied renewed its systematic stock repurchase program and may also make supplemental stock repurchases from time to time, depending on market conditions, stock price and other factors. In fiscal 2010, Applied repurchased 28,802,000 shares of its common stock at an average price of $12.15 per share for a total cash outlay of $350 million. In fiscal 2009, Applied repurchased 1,942,000 shares of its common stock at an average price of $11.80 per share for a total cash outlay of $23 million. In fiscal 2008, Applied repurchased 83,163,000 shares of its common stock at an average price of $18.04 per share for a total cash outlay of $1.5 billion.

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

Dividends

During fiscal 2010, Applied’s Board of Directors declared three quarterly cash dividends in the amount of $0.07 per share and one quarterly cash dividends in the amount of $0.06 per share. The fourth quarterly cash dividend of $0.07 per share declared in fiscal 2010 will be paid on December 15, 2010 to stockholders of record as of November 24, 2010. During fiscal 2009, Applied’s Board of Directors declared four quarterly cash dividends in the amount of $0.06 per share each. During fiscal 2008, Applied’s Board of Directors declared four quarterly cash dividends in the amount of $0.06 per share each. Dividends declared during fiscal 2010, 2009 and 2008 amounted to $361 million, $320 million and $323 million, respectively. Applied currently anticipates that it will continue to pay cash dividends on a quarterly basis in the future, although the declaration and amount of any future cash dividend are at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of Applied’s stockholders.

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

During fiscal 2010, 2009, and 2008, Applied recognized share-based compensation expense related to stock options, ESPP shares, restricted stock units and restricted stock. Total share-based compensation and related tax benefits were as follows:

	2010	2009	2008
	(In thousands)

Share-based compensation	$126,070	$147,160	$178,943
Tax benefit recognized	$38,035	$41,205	$50,104

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cost associated with equity awards that are subject solely to time-based vesting requirements, less expected forfeitures, is recognized over the awards’ service period for the entire award on a straight-line basis. The cost associated with performance-based equity awards is recognized for each tranche over the service period, based on an assessment of the achievement of performance goals.

At October 31, 2010, Applied had $180 million in total unrecognized compensation expense, net of estimated forfeitures, related to stock option, restricted stock unit and restricted stock grants, which will be recognized over a weighted average period of 2.4 years. Under the stock plans, there were 155,617,000 shares available for grant at October 31, 2010, 151,809,000 shares available for grant at October 25, 2009, and 167,289,000 shares available for grant at October 26, 2008.

Stock Options

Applied grants options to purchase shares of its common stock to employees and consultants, at future dates, at the fair market value on the date of grant. Most options are scheduled to vest over four years, and expire no later than seven years from the grant date. The exercise price of each stock option equals the fair market value of Applied common stock on the date of grant. Most options are scheduled to vest over four years and expire no later than seven years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Applied’s employee stock options have characteristics significantly different from those of publicly traded options. There were no stock options granted during fiscal 2010. The weighted average assumptions used in the model for fiscal 2009 and 2008 are outlined in the following table:

	2009	2008

Stock Options:
Dividend yield	2.8%	1.24%
Expected volatility	49.9%	32.1%
Risk-free interest rate	1.26%	2.92%
Expected life (in years)	3.0	3.9

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, Applied periodically reviews historical employee exercise behavior with respect to option grants.

The weighted average grant date fair value of options granted during fiscal 2009 and 2008 was $2.52 and $5.05, respectively.

Options outstanding had an aggregate intrinsic value of $73 million, $109 million and $1 million at October 31, 2010, October 25, 2009 and October 26, 2008, respectively. The total grant date fair value of options granted during fiscal 2009 and 2008 was $62 million and $34,000, respectively. The total intrinsic value of options exercised during fiscal 2010, 2009 and 2008 was $15 million, $1 million and $54 million, respectively. The total fair value of options that vested during fiscal 2010, 2009 and 2008 was $21 million, $14 million and $55 million, respectively. Cash received from stock option exercises was $78 million, $9 million and $328 million, respectively, during fiscal 2010, 2009 and 2008. The actual tax benefit realized for the tax deductions from options exercised for fiscal 2010, 2009 and 2008 totaled $26 million, $22 million and $57 million, respectively.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity for fiscal 2010, 2009 and 2008 was as follows:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
		(In thousands, except per share amounts)

Outstanding, beginning of year	73,101	$14.72	60,757	$17.71	94,901	$17.81
Granted and assumed	—	$—	24,514	$8.58	7	$19.38
Exercised	(7,149)	$10.88	(797)	$11.44	(19,004)	$17.27
Canceled and forfeited	(14,838)	$15.64	(11,373)	$17.73	(15,147)	$18.86

Outstanding, end of year	51,114	$15.04	73,101	$14.72	60,757	$17.71

Exercisable, end of year	37,476	$17.39	49,727	$17.53	57,671	$17.73

The following table summarizes information with respect to options outstanding and exercisable at October 31, 2010:

	Options Outstanding				Options Exercisable
			Weighted
		Weighted	Average			Weighted
		Average	Remaining	Aggregate		Average	Aggregate
Range of	Number of	Exercise	Contractual	Intrinsic	Number of	Exercise	Intrinsic
Exercise Prices	Shares	Price	Life	Value	Shares	Price	Value
	(In thousands)		(In years)	(In thousands)	(In thousands)		(In thousands)

$0.01 — $9.99	19,133	$8.58	3.35	$72,171	5,524	$8.57	$20,877
$10.00 — $19.99	19,459	$16.99	1.70	555	19,429	$16.99	541
$20.00 — $29.99	12,522	$21.89	0.14	—	12,522	$21.89	—

	51,114	$15.04	1.94	$72,726	37,475	$17.39	$21,418

Options exercisable and expected to become exercisable	50,402	$15.13	1.92	$70,105

Restricted Stock Units and Restricted Stock

Restricted stock units are converted into shares of Applied common stock upon vesting on a one-for-one basis. Restricted stock has the same rights as other issued and outstanding shares of Applied common stock except these shares have no right to dividends and are held in escrow until the award vests. Restricted stock units and awards of restricted stock typically vest over three to four years. Vesting of restricted stock units and restricted stock usually is subject to the grantee’s continued service with Applied and, in some cases, achievement of specified performance goals. The compensation expense related to these awards is determined using the fair market value of Applied common stock on the date of the grant, and the compensation expense is recognized over the vesting period. Beginning in fiscal 2007, Applied initiated a performance-based equity award program for named executive officers and other key employees. Awards of restricted stock units or restricted stock granted under this program vest only if specific performance goals set by the Human Resources and Compensation Committee of Applied’s Board of Directors (the Committee) are achieved and if the grantee remains employed by Applied through the applicable vesting date. The performance goals require the achievement of targeted relative annual operating profit margin levels as compared to Applied’s peer companies in at least one of the four fiscal years beginning with the fiscal year of the grant. The fair value of these performance-based awards is estimated using the fair market value of Applied common stock on the date of the grant and assumes that the specified performance goals will be achieved. If achieved, these awards vest over a specified remaining service period. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected cost of each award is reflected over the service period and is reduced for estimated forfeitures. The Committee approved the grant of 1,825,000 performance-based restricted stock units and 50,000 performance-based shares of restricted stock under this program for fiscal 2010. There were no performance-based awards granted for fiscal 2009. The Committee approved the grant of 1,565,000 performance-based restricted stock units and 100,000 performance-based shares of restricted stock under this program for fiscal 2008. With respect to the performance-based awards granted in fiscal 2010, as of October 31, 2010, 40 percent of the performance goals associated with these awards had been achieved. The performance goals associated with the remaining 60 percent may still be achieved during the next three fiscal years. With respect to the performance-based awards granted in fiscal 2008, as of October 31, 2010, 78 percent of the performance goals associated with these awards had been achieved. The performance goals associated with the remaining 22 percent may still be achieved during fiscal 2011.

A summary of the changes in restricted stock units outstanding under Applied’s equity compensation plans during fiscal 2010, 2009 and 2008 are presented below:

		Weighted	Weighted
		Average	Average	Aggregate
		Grant Date	Remaining	Intrinsic
	Shares	Fair Value	Contractual Term	Value
	(In thousands, except per share amounts)

Non-vested restricted stock units and restricted stock at October 25, 2009	12,105	$16.16	2.4 Years	$156,762
Granted	12,779	12.36
Vested	(4,760)	17.13
Canceled	(1,774)	15.41

Non-vested restricted stock units and restricted stock at October 31, 2010	18,350	13.33	2.8	$226,627

Non-vested restricted stock units and restricted stock expected to vest	16,143	13.42	2.7	$199,364

Employee Stock Purchase Plans

Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. The number of shares issued under the ESPP during fiscal 2010, 2009 and 2008 was 5,436,000 shares, 6,920,000 shares and 4,617,000 shares, respectively. At October 31, 2010, there were 59,386,000 shares available for future issuance under the ESPP. Based on the Black-Scholes option pricing model, the weighted average estimated fair value of purchase rights under the ESPP was $2.76 per share for the year ended October 31, 2010, $3.19 per share for the year ended October 25, 2009 and $4.97 per share for the year ended October 26, 2008. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model for fiscal 2010, 2009 and 2008 are outlined in the following table:

	2010	2009	2008

ESPP:
Dividend yield	2.44%	2.37%	1.21%
Expected volatility	33.3%	58.8%	29.9%
Risk-free interest rate	0.19%	0.33%	4.16%
Expected life (in years)	0.5	0.5	1.25

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14	Employee Benefits Plans

Employee Bonus Plans

Applied has various employee bonus plans. A discretionary bonus plan provides for the distribution of a percentage of pre-tax profits to Applied employees who are not eligible for other performance-based incentive plans, up to a maximum percentage of eligible compensation. Other plans provide for bonuses to Applied’s executives and other key contributors based on the achievement of profitability and/or other specified performance criteria. Charges under these plans were $320 million for fiscal 2010, no charges for fiscal 2009, and $150 million for fiscal 2008.

Employee Savings and Retirement Plan

Applied’s Employee Savings and Retirement Plan (401(k) Plan) is qualified under Sections 401(a) and (k) of the Internal Revenue Code. Eligible employees may make salary deferral and catch-up contributions under the 401(k) Plan on a pre-tax basis. Applied matches a percentage of each participant’s salary deferral contributions with cash contributions. Plan participants who were employed by Applied or any of its affiliates on or after January 1, 2010 became 100% vested in their Applied matching contribution account balances. Participants may direct that funds held in their 401(k) Plan accounts, including any Applied matching contributions, be invested in any of the diversified investment funds available under the 401(k) Plan or within certain limits in the Applied Materials, Inc. Common Stock Fund (Stock Fund), which invests solely in shares of Applied common stock. The Stock Fund is a non-leveraged employee stock ownership plan (within the meaning of Section 4975(e)(7) of the Internal Revenue Code) and, as a result, participants have the option of specifying that any future cash dividends paid on shares held in the Stock Fund be either reinvested in the Stock Fund or distributed directly to them in cash no later than 90 days after the calendar year for which the dividends were paid. Applied’s matching contributions under this plan were approximately $25 million, net of $1 million in forfeitures, for fiscal 2010; $24 million, net of $1 million in forfeitures, for fiscal 2009; and $29 million, net of $2 million in forfeitures, for fiscal 2008.

Defined Benefit Pension Plans of Foreign Subsidiaries and Other Post-Retirement Benefits

Several of Applied’s foreign subsidiaries have defined benefit pension plans covering substantially all of their eligible employees. Benefits under these plans are typically based on years of service and final average compensation levels. The plans are managed in accordance with applicable local statutes and practices. Applied deposits funds for certain of these plans with insurance companies, pension trustees, government-managed accounts, and/or accrues the expense for the unfunded portion of the benefit obligation on its Consolidated Financial Statements. Applied’s practice is to fund the various pension plans in amounts sufficient to meet the minimum requirements as established by applicable local governmental oversight and taxing authorities. Depending on the design of the plan, local custom and market circumstances, the liabilities of a plan may exceed qualified plan assets. The differences between the aggregate projected benefit obligations and aggregate plan assets of these plans have been recorded as liabilities by Applied and are included in employee benefits and accrued expenses in the Consolidated Balance Sheets. In fiscal 2009, Applied changed the measurement date for its defined and postretirement benefit plan assets and obligations from an interim date to Applied’s fiscal year end.

Applied also has a post-retirement plan that provides certain medical and vision benefits to eligible retirees who are at least age 55 and who have at least 10 years of service at their date of retirement. An eligible retiree also may elect coverage for an eligible spouse or domestic partner who is not eligible for Medicare. Coverage under the plan generally ends for both the retiree and spouse or domestic partner upon becoming eligible for Medicare. Applied’s liability under this post-retirement plan, which was included in other long-term liabilities in the Consolidated Balance Sheets, was $12 million at October 31, 2010 and $11 million at October 25, 2009.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in benefit obligations and plan assets, which includes post-retirement benefits, for fiscal 2010 and 2009 is presented below.

	2010	2009
	(In thousands, except percentages)

Change in projected benefit obligation
Beginning projected benefit obligation	$279,394	$230,754
Service cost	12,975	13,604
Interest cost	12,915	12,095
Plan participants’ contributions	1,088	1,174
Actuarial loss	24,765	11,316
Curtailments, settlements and special termination benefits	(9,156)	(5,842)
Foreign currency exchange rate changes	(6,588)	21,789
Benefits paid	(6,050)	(5,496)
Plan amendments and business combinations	(223)	—

Ending projected benefit obligation	$309,120	$279,394

Ending accumulated benefit obligation	$279,075	$253,934

Range of assumptions to determine benefit obligations
Discount rate	1.5% - 5.6%	2.0% - 6.7%
Rate of compensation increase	2.0% - 5.0%	2.0% - 6.0%
Change in plan assets
Beginning fair value of plan assets	$109,607	$97,578
Return on plan assets	7,569	2,608
Employer contributions	60,798	14,996
Plan participants’ contributions	1,088	1,174
Foreign currency exchange rate changes	(2,864)	5,642
Divestitures, settlements and business combinations	(7,967)	(6,895)
Benefits paid	(6,050)	(5,496)

Ending fair value of plan assets	$162,181	$109,607

Funded status	$(146,939)	$(169,787)

Amounts recognized in the consolidated balance sheets
Noncurrent asset	$—	$30
Current liability	(2,616)	(2,048)
Noncurrent liability	(144,323)	(167,769)

Total	$(146,939)	$(169,787)

Estimated amortization from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year
Actuarial loss	$2,119	$1,145
Prior service cost (credit)	(484)	(251)
Transition obligation	32	54

Total	$1,667	$948

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$47,996	$27,580
Prior service cost (credit)	(3,966)	(1,943)
Transition obligation	109	157

Total	$44,139	$25,794

Plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$309,120	$270,425
Fair value of plan assets	$162,181	$100,608
Plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$225,308	$237,174
Fair value of plan assets	$105,823	$89,443

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010	2009

Plan assets — allocation
Equity securities	38%	47%
Debt securities	29%	40%
Real Estate	—	3%
Cash	—	1%
Other	33%	9%

The following table presents a summary of the ending fair value of the plan assets:

	October 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)

Equity securities	$61,905	$—	$—	$61,905
Debt securities	45,993	—	—	45,993
Insurance contracts	—	—	44,077	44,077
Commingled funds	—	9,795	—	9,795
Real Estate	—	—	153	153
Cash	258	—	—	258

Total	$108,156	$9,795	$44,230	$162,181

The following table presents the activity in Level 3 instruments during fiscal 2010:

2010
Level 3
(In thousands)

Balance, beginning of year	$11,308
Actual return on plan assets:
Relating to assets still held at reporting date	380
Purchases, sales, settlements, net	31,745
Actual return on transfers in and/or out of Level 3, net	—
Currency impact	797

Balance, end of year	$44,230

Applied’s investment strategy for its defined benefit plans is to invest plan assets in a prudent manner, maintaining well-diversified portfolios with the long-term objective of meeting the obligations of the plans as they come due. Asset allocation decisions are typically made by plan fiduciaries with input from Applied’s international pension oversight committee. Applied’s asset allocation strategy incorporates a sufficient equity exposure in order for the plans to benefit from the expected long-term outperformance of equities relative to the plans’ liabilities. Applied retains investment managers, where appropriate, to manage the assets of the plans. Performance of investment managers is monitored by plan fiduciaries with the assistance of local investment consultants. The investment managers make investment decisions within the guidelines set forth by plan fiduciaries. Risk management practices include diversification across asset classes and investment styles, and periodic rebalancing toward target asset allocation ranges. Investment managers may use derivative instruments for efficient portfolio management purposes. Plan assets do not include any of Applied’s own equity or debt securities.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the components of net periodic benefit costs and the weighted average assumptions used for net periodic benefit cost and benefit obligation calculations for fiscal 2010, 2009 and 2008 is presented below.

	2010	2009	2008
	(In thousands, except percentages)

Components of net periodic benefit cost
Service cost	$12,975	$13,604	$15,546
Interest cost	12,915	12,095	13,409
Expected return on plan assets	(7,181)	(7,187)	(8,583)
Amortization of actuarial loss	1,012	634	561
Amortization of prior service costs (credit)	(303)	(294)	231
Amortization of transition obligation	51	76	83
Settlement loss	1,273	807	91
Curtailment gain	(68)	(1,379)	—

Net periodic benefit cost	$20,674	$18,356	$21,338

Weighted average assumptions
Discount rate	4.76%	5.00%	4.81%
Expected long-term return on assets	6.92%	7.43%	7.41%
Rate of compensation increase	3.30%	3.67%	3.31%

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

Future expected benefit payments for the pension plans and the post-retirement plan over the next ten fiscal years are: $10 million in fiscal 2011, $11 million in fiscal 2012, $11 million in fiscal 2013, $16 million in fiscal 2014, $16 million in fiscal 2015, and $94 million collectively for fiscal years 2016 through 2020. Company contributions to these plans for fiscal 2011 are expected to be approximately $18 million.

Executive Deferred Compensation Plans

Applied sponsors two unfunded deferred compensation plans, the Executive Deferred Compensation Plan (Predecessor EDCP) and the 2005 Executive Deferred Compensation Plan (2005 EDCP), under which certain employees may elect to defer a portion of their following year’s eligible earnings. The Predecessor EDCP was frozen as of December 31, 2004 such that no new deferrals could be made under the plan after that date and the plan would qualify for “grandfather” relief under Section 409A of the Internal Revenue Code. The Predecessor EDCP participant accounts continue to be maintained under the plan and credited with deemed interest. The 2005 EDCP was implemented by Applied effective as of January 1, 2005 and is intended to comply with the requirements of Section 409A of the Internal Revenue Code. Amounts payable, including accrued deemed interest, totaled $66 million at October 31, 2010 and $77 million at October 25, 2009, which were included in other long-term liabilities in the Consolidated Balance Sheets.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15	Income Taxes

The components of income (loss) from operations before income taxes for fiscal 2010, 2009 and 2008 were as follows:

	2010	2009	2008
		(In thousands)

U.S.	$786,675	$(555,456)	$1,021,961
Foreign	600,291	69,653	386,757

	$1,386,966	$(485,803)	$1,408,718

The components of the provision (benefit) for income taxes for fiscal 2010, 2009 and 2008 were as follows:

	2010	2009	2008
	(In thousands)

Current:
U.S.	$463,119	$(196,643)	$248,308
Foreign	133,745	22,858	182,803
State	33,796	(36,683)	5,314

	630,660	(210,468)	436,425

Deferred:
U.S.	(160,396)	25,351	61,469
Foreign	4,537	10,347	(43,505)
State	(25,701)	(5,706)	(6,417)

	(181,560)	29,992	11,547

	$449,100	$(180,476)	$447,972

A reconciliation between the statutory U.S. federal income tax rate of 35 percent and Applied’s actual effective income tax rate for fiscal 2010, 2009 and 2008 is presented below:

	2010	2009	2008

Tax provision (benefit) at U.S. statutory rate	35.0%	(35.0)%	35.0%
Favorable resolutions from audits of prior years’ income tax filings	—	(2.9)	—
Effect of foreign operations taxed at various rates	(3.0)	—	(1.0)
State income taxes, net of federal benefit	0.9	(3.9)	0.7
Research and other tax credits	(0.3)	(2.0)	(1.1)
Export sales/production benefit	(1.2)	—	(2.0)
Equity method investment loss/impairment	—	5.7	0.9
Share-based compensation	0.6	2.4	1.0
Other	0.4	(1.5)	(1.7)

	32.4%	(37.2)%	31.8%

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows:

	October 31,	October 25,
	2010	2009
	(In thousands)

Deferred tax assets:
Inventory reserves and basis difference	$156,226	$102,180
Installation and warranty reserves	38,832	44,802
Accrued liabilities	307,289	178,414
Restructuring reserves	40,024	16,510
Deferred revenue	47,308	24,631
Capital loss carryforward	17,629	11,049
Tax credits and net operating losses	65,017	84,075
Deferred compensation	25,624	29,041
Share-based compensation	46,346	63,791
Intangibles	22,020	28,415

Gross deferred tax assets	766,315	582,908
Valuation allowance	(12,949)	(11,049)

Total deferred tax assets	753,366	571,859

Deferred tax liabilities:
Depreciation	(43,064)	(56,927)
Purchased technology	(113,462)	(98,717)
Other	(48,984)	(33,807)

Total gross deferred tax liabilities	(205,510)	(189,451)

Net deferred tax assets	$547,856	$382,408

The following table presents the breakdown between current and non-current net deferred tax assets and liabilities:

	October 31,	October 25,
	2010	2009
	(In thousands)

Current deferred tax asset	$512,944	$356,336
Non-current deferred tax asset	112,147	98,271
Current deferred tax liability	(2,534)	(3,487)
Non-current deferred tax liability	(74,701)	(68,712)

	$547,856	$382,408

Current deferred tax liabilities are included in accounts payable and accrued expenses on the Consolidated Balance Sheets and non-current deferred tax liabilities are included in employee benefits and other liabilities on the Consolidated Balance Sheets.

A valuation allowance is recorded to reflect the estimated amount of deferred tax assets that may not be realized. The valuation allowance has been established against capital loss carryforwards where it is believed that it is not more likely than not that sufficient capital gains will be realized within the remaining carryforward period.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For fiscal 2010, U.S. income taxes have not been provided for approximately $652 million of cumulative undistributed earnings of several non-U.S. subsidiaries. Applied intends to reinvest these earnings indefinitely in operations outside of the U.S. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

At October 31, 2010, Applied’s state net operating loss carryforwards were $55 million. The carryforwards expire between fiscal 2021 and fiscal 2031. Applied has a California research and development tax credit carryforward of $31 million which has an unlimited life. Applied also has net operating loss carryforwards in foreign jurisdictions of $105 million. The carryforwards have lives ranging from five years to indefinite. Management believes it is more likely than not that all loss and tax credit carryforwards at October 31, 2010 will be utilized in future periods.

Applied’s income taxes payable have been reduced by the tax benefits associated with employee stock option transactions. These benefits, credited directly to stockholders’ equity, amounted to $2 million for fiscal 2010, $1 million for fiscal 2009, and $7 million for fiscal 2008 with a corresponding reduction to taxes payable of $2 million in fiscal 2010, $1 million in fiscal 2009, and $7 million for fiscal 2008.

Applied maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	2010	2009
	(In thousands)

Beginning balance of gross unrecognized tax benefits	$325,300	$363,400
Settlements with tax authorities	—	(37,400)
Increases in tax positions for prior years	3,000	1,000
Decreases in tax positions for prior years	(300)	(1,700)

Ending balance of gross unrecognized tax benefits	$328,000	$325,300

As of October 31, 2010, Applied had unrecognized tax benefits, net of federal deduction for state tax, of $324 million, all of which, if recognized, would result in a reduction of Applied’s effective tax rate.

As of October 31, 2010, the gross liability for unrecognized tax benefits was $328 million, exclusive of interest and penalties. Increases or decreases to interest and penalties on uncertain tax positions are included in provision for income taxes in the Consolidated Statement of Operations. Interest and penalties related to uncertain tax positions were $6 million as of October 31, 2010 and $5 million as of October 25, 2009. All $6 million in interest and penalties is classified as a long-term liability in the Consolidated Balance Sheets. Long term income taxes payable has been reduced by certain unrecognized tax benefits.

During fiscal 2010, Applied received a refund of U.S. federal taxes of approximately $130 million due to the carryback of the fiscal year 2009 net operating loss to fiscal year 2005.

During fiscal 2009, the Internal Revenue Service began an examination of Applied’s federal income tax returns for fiscal years 2007 and 2006. Applied believes it has adequately reserved for any income tax uncertainties that may arise as a result of this examination.

A number of Applied’s tax returns remain subject to examination by taxing authorities. These include U.S. federal returns for fiscal 2004 and later years, California returns for fiscal 2006 and later years, tax returns for

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain other states for fiscal 2005 and later years, and tax returns in certain jurisdictions outside of the United States for fiscal 2003 and later years.

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

Note 16	Warranty, Guarantees and Contingencies

Leases

Applied leases some of its facilities and equipment under non-cancelable operating leases and has options to renew most leases, with rentals to be negotiated. Total rent expense was $52 million for fiscal 2010, $64 million for fiscal 2009, and $68 million for fiscal 2008.

As of October 31, 2010, future minimum lease payments is expected to be as follows:

Lease Payments
(In thousands)

2011	$41,765
2012	28,924
2013	16,100
2014	14,211
2015	12,114
Thereafter	30,376

$143,490

Warranty

Changes in the warranty reserves during fiscal 2010 and 2009 were as follows:

	2010	2009
	(In thousands)

Beginning balance	$117,537	$142,846
Provisions for warranty	151,915	92,976
Consumption of reserves	(114,210)	(118,285)

Ending balance	$155,242	$117,537

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

Guarantees

During the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Applied or its subsidiaries. As of October 31, 2010, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $54 million. Applied has not recorded any liability in connection with these guarantee agreements below that required to appropriately account for the underlying

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.

Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of October 31, 2010, Applied Materials Inc. has provided parent guarantees to banks for approximately $181 million to cover these services.

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

Jusung

Applied has been engaged in several lawsuits and patent and administrative proceedings with Jusung Engineering Co., Ltd. and/or Jusung Pacific Co., Ltd. (Jusung) in Taiwan and South Korea since 2003, and more recently in China, involving technology used in manufacturing LCDs. Applied believes that it has meritorious claims and defenses against Jusung that it intends to pursue vigorously.

In 2004, Applied filed a complaint for patent infringement against Jusung in the Hsinchu District Court in Taiwan seeking damages and a permanent injunction for infringement of a patent related to chemical vapor deposition (CVD) equipment, and this case remains pending. Jusung unsuccessfully sought invalidation of Applied’s CVD patent in the Taiwanese Intellectual Property Office (TIPO). In September 2010, the Supreme Administrative Court dismissed Jusung’s appeal of the TIPO’s decision. In 2009, Jusung filed a second action with the TIPO seeking invalidation of Applied’s CVD patent, which remains pending.

In 2006, Applied filed an action in the TIPO challenging the validity of a Jusung patent related to severability of the transfer chamber on a CVD tool. Jusung sued Applied and AKT America in Hsinchu District Court in Taiwan alleging infringement of the same patent. In March 2009, the Hsinchu District Court dismissed Jusung’s lawsuit, and in October, 2010, the Taiwan Intellectual Property Court dismissed Jusung’s appeal. Separately, the TIPO granted Applied’s request for invalidation and also revoked Jusung’s patent. . In January 2010, the Taiwan Intellectual Property Court granted Jusung’s appeal of the TIPO decision revoking its patent and remanded the

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

matter to the TIPO for reconsideration of validity. In November 2009, Applied filed an action in China with the Patent Reexamination Board of the State Intellectual Property Office seeking to invalidate this patent. On June 18, 2010, the Patent Reexamination Board issued a decision invalidating Jusung’s patent in China. Jusung has appealed this decision.

In 2006, Jusung filed a complaint of private prosecution in the Taipei District Court of Taiwan alleging that Applied’s outside counsel received from the Court and used a copy of an expert report that Jusung had filed in the ongoing patent infringement lawsuits that Jusung had intended to remain confidential. The complaint names as defendants Applied’s outside counsel in Taiwan, as well as Michael R. Splinter, Applied’s Chairman, President and Chief Executive Officer, as the statutory representative of Applied. The Taipei District Court dismissed the private prosecution complaint, and the matter was transferred to the Taipei District Attorney’s Office. The Taipei District Attorney’s Office issued four successive rulings not to prosecute, each of which Jusung appealed. In each instance, the Taiwan High Court District Attorney returned the matter to the Taipei District Attorney’s Office for further consideration. In October 2010, the Taipei District Attorney’s Office issued its fifth ruling not to prosecute.

Korea Criminal Proceedings

In February 2010, the Seoul Prosecutor’s Office for the Eastern District of Korea (the Prosecutor’s Office) indicted employees of several companies for the alleged improper receipt and use of confidential information belonging to Samsung Electronics Co., Ltd. (Samsung), a major Applied customer based in Korea. The Prosecutor’s Office did not name Applied or any of its subsidiaries as a party to the criminal action. The individuals charged included the former head of Applied Materials Korea (AMK), who at the time of the indictment was a vice president of Applied Materials, Inc., and certain other AMK employees. Hearings on these matters are ongoing in the Seoul Eastern District Court. Applied and Samsung entered into a settlement agreement effective as of November 1, 2010, which resolves potential civil claims related to this matter and which is separate from and does not affect the criminal proceedings.

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

Note 17	Industry Segment Operations

Applied’s four reportable segments are: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of October 31, 2010 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the Company’s reportable segments.

Each reportable segment is separately managed and has separate financial results that are reviewed by Applied’s chief operating decision-maker. Each reportable segment contains closely related products that are unique to the particular segment. Segment operating income is determined based upon internal performance measures used by Applied’s chief operating decision-maker.

Applied derives the segment results directly from its internal management reporting system. The accounting policies Applied uses to derive reportable segment results are substantially the same as those used for external

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting purposes. Effective in the first quarter of fiscal 2010, Applied changed its methodology for allocating certain expenses to its reportable segments, such as components of variable compensation and operating expenses associated with the global sales organization. Applied has reclassified segment operating results for fiscal 2009 and 2008 to conform to the fiscal 2010 presentation. Management measures the performance of each reportable segment based upon several metrics including orders, net sales and operating income. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. Applied does not allocate to its reportable segments certain operating expenses that it manages separately at the corporate level, which include costs related to share-based compensation; certain management, finance, legal, human resources, and research, development and engineering functions provided at the corporate level; and unabsorbed information technology and occupancy. In addition, Applied does not allocate to its reportable segments restructuring and asset impairment charges and any associated adjustments related to restructuring actions, unless these charges or adjustments pertain to a specific reportable segment. Segment operating income excludes interest income/expense and other financial charges and income taxes according to how a particular reportable segment’s management is measured. Management does not consider the unallocated costs in measuring the performance of the reportable segments.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information for each reportable segment as of October 31, 2010, October 25, 2009 and October 26, 2008 and for the fiscal years then ended, is as follows:

		Operating	Depreciation/	Capital	Segment
	Net Sales	Income (Loss)	Amortization	Expenditures	Assets
	(In thousands)

2010:
Silicon Systems Group	$5,304,028	$1,892,307	$66,465	$38,514	$2,317,023
Applied Global Services	1,864,938	337,386	25,306	5,453	1,285,405
Display	898,998	267,495	7,820	4,534	418,874
Energy and Environmental Solutions	1,480,703	(466,124)	56,717	41,412	1,401,634

Total Segment	$9,548,667	$2,031,064	$156,308	$89,913	$5,422,936

2009:
Silicon Systems Group	$1,960,225	$200,829	$53,504	$23,167	$1,194,929
Applied Global Services	1,396,643	115,170	33,641	14,952	1,043,022
Display	501,692	51,226	11,924	14,428	444,619
Energy and Environmental Solutions	1,155,047	(234,259)	80,095	51,320	1,853,283

Total Segment	$5,013,607	$132,966	$179,164	$103,867	$4,535,853

2008:
Silicon Systems Group	$4,005,141	$1,229,432	$104,130	$61,518	$1,773,348
Applied Global Services	2,328,930	545,065	34,831	19,694	1,306,158
Display	975,582	300,607	8,397	11,478	658,744
Energy and Environmental Solutions	819,587	(206,211)	106,663	7,544	2,075,516

Total Segment	$8,129,240	$1,868,893	$254,021	$100,234	$5,813,766

Reconciliations of segment operating results to Applied consolidated totals for fiscal 2010, 2009 and 2008 are as follows:

	2010	2009	2008
	(In thousands)

Total segment operating income	$2,031,064	$132,966	$1,868,893
Corporate and unallocated costs	(554,427)	(370,794)	(495,351)
Restructuring and asset impairment charges	(92,929)	(155,788)	(39,948)
Gain on sale of facility	—	—	21,837

Income (loss) from operations	$1,383,708	$(393,616)	$1,355,431

Reconciliations of depreciation and amortization expense to Applied consolidated totals for fiscal 2010, 2009 and 2008 are as follows:

	2010	2009	2008
	(In thousands)

Total segment depreciation and amortization	$156,308	$179,164	$254,021
Depreciation on shared facilities and information technology assets	148,207	112,039	66,030

Consolidated depreciation and amortization	$304,515	$291,203	$320,051

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of capital expenditures to Applied consolidated totals for fiscal 2010, 2009 and 2008 are as follows:

	2010	2009	2008
	(In thousands)

Total segment capital expenditures	$89,913	$103,867	$100,234
Shared facilities and information technology assets	79,168	144,560	187,672

Consolidated capital expenditures	$169,081	$248,427	$287,906

Reconciliations of segment assets to Applied consolidated totals as of October 31, 2010, October 25, 2009 and October 26, 2008 are as follows:

	October 31,	October 25,	October 26,
	2010	2009	2008
	(In thousands)

Total segment assets	$5,422,936	$4,535,853	$5,813,766
Cash and investments	3,891,865	3,266,895	3,467,724
Allowance for bad debts	(73,940)	(67,313)	(5,275)
Deferred income taxes	625,091	454,607	502,534
Other current assets	92,736	337,015	382,912
Common property, plant and equipment	740,087	820,959	644,578
Equity-method investment	—	—	79,533
Other assets	244,570	226,227	120,546

Consolidated total assets	$10,943,345	$9,574,243	$11,006,318

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For geographical reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment and equity-method investments, and are attributed to the geographic location in which they are located. Net sales and long-lived assets by geographic region were as follows:

		Long-lived
	Net Sales	Assets
	(In thousands)

2010:
North America(1)	$1,147,186	$714,527

Taiwan	2,749,448	32,200
Korea	1,767,860	4,747
China	1,556,900	77,813
Europe	981,396	94,792
Japan	767,503	5,494
Southeast Asia	578,374	65,140

Total outside North America	8,401,481	280,186

Consolidated total	$9,548,667	$994,713

2009:
North America(1)	$965,603	$803,071

Taiwan	1,025,823	32,939
Korea	663,813	4,624
China	635,371	97,707
Europe	752,635	115,280
Japan	718,573	7,611
Southeast Asia	251,789	57,121

Total outside North America	4,048,004	315,282

Consolidated total	$5,013,607	$1,118,353

2008:
North America(1)	$1,519,898	$895,723

Taiwan	1,837,097	43,169
Korea	1,309,490	6,258
China	779,853	37,166
Europe	949,105	109,224
Japan	1,217,635	89,782
Southeast Asia	516,162	16,953

Total outside North America	6,609,342	302,552

Consolidated total	$8,129,240	$1,198,275

(1)	Primarily the United States.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following companies accounted for at least 10 percent of Applied’s net sales in fiscal 2010, 2009, and/or 2008, which were for products in multiple reportable segments.

	2010	2009	2008

Samsung Electronics Co., Ltd.	14%	10%	16%
Taiwan Semiconductor Manufacturing Company Limited	11%	*	*
Intel Corporation	*	12%	*

*	Less than 10%.

As of October 31, 2010, accounts receivable for those customers that accounted for at least 10% of Applied’s net sales in fiscal 2010 were as follows:

October 31,
2010

Taiwan Semiconductor Manufacturing Company Limited	14%
Samsung Electronics Co., Ltd.	7%

Note 18	Subsequent Event

On November 29, 2010, Applied entered into a Settlement Agreement (the Agreement) with Samsung Electronics Co., Ltd. (Samsung). The Agreement resolved potential civil claims and removed the risk of civil litigation between the parties relating to the alleged acquisition, misappropriation and misuse of Samsung confidential semiconductor information in Korea that is the subject of criminal proceedings pending against employees of several companies, including current and former Applied Materials Korea employees, in the Seoul Eastern District Court of the Republic of Korea (the Korea proceedings). Neither Applied nor any of its subsidiaries is a defendant in the Korea proceedings. The settlement terms of the Agreement pertain to potential civil claims between the parties and are separate from and do not affect criminal proceedings against individual defendants, including but not limited to the individuals charged in the Korea proceedings.

Under the Agreement, which is generally effective for a three-year period starting November 1, 2010, Applied will provide volume-based rebates on purchases of semiconductor products by Samsung and its affiliated companies. Applied also will provide volume-based incentives related to Samsung’s use of Applied systems (i) for production of semiconductor devices in applications for which Samsung has not previously used Applied systems, and (ii) for joint development activities. In addition, the Agreement includes volume-based credits for certain upgrades, engineering services and spare parts. The financial impact of the above rebates and incentives on Applied’s consolidated results of operations and financial position will depend on the volume of purchases by Samsung after the effective date of the Agreement.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19	Unaudited Quarterly Consolidated Financial Data

	Fiscal Quarter
	First	Second	Third	Fourth	Fiscal Year
	(In thousands, except per share amounts)

2010:
Net sales	$1,848,902	$2,295,540	$2,517,790	$2,886,435	$9,548,667
Gross margin	$711,184	$926,892	$860,128	$1,216,798	$3,715,002
Net income	$82,751	$264,004	$123,096	$468,015	$937,866
Earnings per diluted share	$0.06	$0.20	0.09	0.35	0.70
2009:
Net sales	$1,333,396	$1,020,077	$1,133,740	$1,526,394	$5,013,607
Gross margin	$391,576	$155,519	$324,874	$558,836	$1,430,805
Net income (loss)	$(132,934)	$(255,390)	$(54,865)	$137,862	$(305,327)
Earnings (loss) per diluted share	(0.10)	$(0.19)	$(0.04)	$0.10	$(0.23)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Applied Materials, Inc.:

We have audited the accompanying consolidated balance sheets of Applied Materials, Inc. and subsidiaries (the Company) as of October 31, 2010 and October 25, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended October 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Materials, Inc. and subsidiaries as of October 31, 2010 and October 25, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Accounting Standards Topic 805, Business Combinations, during the year ended October 31, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Applied Materials, Inc.’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 10, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP
KPMG LLP

Mountain View, California
December 10, 2010

INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit No.		Description

2.1		Agreement and Plan of Merger, dated November 16, 2009, among Applied Materials, Inc., Semitool Inc. and Jupiter Acquisition Sub, Inc., incorporated by reference to Applied’s Form 10-Q for the quarter ended January 31, 2010 (file no. 000-06920) filed March 9, 2010.
3.1		Certificate of Incorporation of Applied Materials, Inc., as amended and restated through March 10, 2009, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 26, 2009 (file no. 000-06920) filed June 3, 2009.
3.2		Certificate of Designation, Preferences and Rights of the Terms of the Series A Junior Participating Preferred Stock dated as of July 9, 1999, incorporated by reference to Applied’s Form 10-Q for the quarter ended August 1, 1999 (file no. 000-06920) filed September 14, 1999.
3.3		Bylaws of Applied Materials, Inc., as amended and restated through December 8, 2008, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed December 10, 2008.
4.1		Form of Indenture (including form of debt security) between Applied Materials, Inc. and Harris Trust Company of California, as Trustee, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed August 17, 1994.
10.1		License Agreement dated January 1, 1992, between Applied Materials and Varian Associates, Inc., incorporated by reference to Applied’s Form 10-K for fiscal year 1992 (file no. 000-06920) filed December 16, 1992.
10	.2*	Applied Materials, Inc. Executive Deferred Compensation Plan, as amended and restated on April 1, 1995, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 30, 1995 (file no. 000-06920) filed June 7, 1995.
10	.3*	Amendment No. 1 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 26, 1998 (file no. 000-06920) filed September 9, 1998.
10	.4*	Amendment No. 2 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 26, 1998 (file no. 000-06920) filed September 9, 1998.
10.5		Form of Indemnification Agreement between Applied Materials, Inc. and Non-Employee Directors, dated June 11, 1999, incorporated by reference to Applied’s Form 10-K for fiscal year 1999 (file no. 333-88777) filed January 31, 2000.
10.6		Form of Indemnification Agreement between Applied Materials, Inc. and James C. Morgan and Dan Maydan, dated June 11, 1999, incorporated by reference to Applied’s Form 10-K for fiscal year 1999 (file no. 333-88777) filed January 31, 2000.
10.7		Form of Indemnification Agreement between Applied Materials, Inc. and certain of its officers, incorporated by reference to Applied’s Form 10-K for fiscal year 1999 (file no. 333-88777) filed January 31, 2000.
10	.8*	Applied Materials, Inc. amended and restated 2000 Global Equity Incentive Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2002 (file no. 000-06920) filed January 23, 2003.
10.9		Applied Materials Profit Sharing Scheme, incorporated by reference to Applied’s S-8 (file no. 333-45011) filed January 27, 1998.
10	.10*	Term Sheet for employment of Michael R. Splinter, as amended and restated December 8, 2008, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 25, 2009 (file no. 000-06920) filed March 3, 2009.
10.11		Binding Memorandum of Understanding between Applied Materials, Inc. and Novellus Systems, Inc. dated September 20, 2004, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed September 24, 2004. (Confidential treatment has been granted for the redacted portions of the agreement.)
10	.12*	Applied Materials, Inc. Nonemployee Director Share Purchase Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended May 1, 2005 (file no. 000-06920) filed May 31, 2005.

Exhibit No.		Description

10	.13*	Election Form to Receive Shares in lieu of Retainer and/or Meeting Fees for use under the Applied Materials, Inc. Nonemployee Director Share Purchase Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended May 1, 2005 (file no. 000-06920) filed May 31, 2005.
10	.14*	Applied Materials, Inc. amended and restated Relocation Policy, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed October 31, 2005.
10	.15*	Form of Restricted Stock Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-K for fiscal year 2005 (file no. 000-06920) filed December 14, 2005.
10	.16*	Amendment No. 3 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2005 (file no. 000-06920) filed December 14, 2005.
10	.17*	Amendment No. 4 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2005 (file no. 000-06920) filed December 14, 2005.
10	.18*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 30, 2006 (file no. 000-06920) filed August 31, 2006.
10	.19*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. 2000 Global Equity Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 30, 2006 (file no. 000-06920) filed August 31, 2006.
10	.20*	Form of Performance Shares Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 30, 2006 (file no. 000-06920) filed August 31, 2006.
10	.21*	Applied Materials, Inc. amended and restated Employee Financial Assistance Plan (as of December 18, 2008), incorporated by reference to Applied’s Form 10-Q for the quarter ended January 25, 2009 (file no. 000-06920) filed March 3, 2009.
10.22		Master Confirmation dated September 18, 2006 between Goldman, Sachs & Co. and Applied Materials, Inc., incorporated by reference to Applied’s Form 10-K for fiscal year 2006 (file no. 000-06920) filed December 14, 2006. (Confidential treatment has been granted for redacted portions of the agreement.)
10.23		Supplemental Confirmation dated September 18, 2006 between Goldman, Sachs & Co. and Applied Materials, Inc., incorporated by reference to Applied’s Form 10-K for fiscal year 2006 (file no. 000-06920) filed December 14, 2006. (Confidential treatment has been granted for redacted portions of the agreement.)
10.24		$1,000,000,000 Credit Agreement dated as of January 26, 2007 among Applied Materials, Inc., as borrower, several lenders named therein and Citicorp USA, Inc., as agent for the lenders, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 28, 2007 (file no. 000-06920) filed February 28, 2007. (Confidential treatment has been granted for redacted portions of the agreement.)**
10	.25*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 29, 2007 (file no. 000-06920) filed May 30, 2007.
10	.26*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. 2000 Global Equity Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 29, 2007 (file no. 000-06920) filed May 30, 2007.
10	.27*	Form of Performance Share Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 29, 2007 (file no. 000-06920) filed May 30, 2007.
10	.28*	Form of Restricted Stock Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 29, 2007 (file no. 000-06920) filed May 30, 2007.
10	.29*	Applied Materials, Inc. amended and restated 2005 Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed July 13, 2007.

Exhibit No.		Description

10.30		Share Purchase Agreement among Applied Materials, Inc., the Shareholders of HCT Shaping Systems SA and Sellers’ Representative dated June 25, 2007, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 29, 2007 (file no. 000-06920) filed August 30, 2007.
10	.31*	Form of Performance Shares Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-K for fiscal year 2007 (file no. 000-06920) filed December 14, 2007.
10	.32*	Form of Performance Shares Agreement for Nonemployee Directors for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-K for fiscal year 2007 (file no. 000-06920) filed December 14, 2007.
10	.33*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-K for fiscal year 2007 (file no. 000-06920) filed December 14, 2007.
10	.34*	Form of Restricted Stock Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-K for fiscal year 2007 (file no. 000-06920) filed December 14, 2007.
10	.35*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. 2000 Global Equity Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-K for fiscal year 2007 (file no. 000-06920) filed December 14, 2007.
10.36		Share Purchase Agreement among Applied Materials, Inc. and the Shareholders of Baccini S.p.A. dated November 18, 2007, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 27, 2008 (file no. 000-06920) filed March 3, 2008.
10	.37*	Form of Restricted Stock Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 27, 2008 (file no. 000-06920) filed August 29, 2008.
10.38		Deed of Amendment to Applied Materials Profit Sharing Scheme, dated February 7, 2006, to amend Clause 20 of the Trust Deed thereunder, incorporated by reference to Applied’s Form 10-K for fiscal year 2008 (file no. 000-06920) filed December 12, 2008.
10.39		Deed of Amendment to Applied Materials Profit Sharing Scheme, dated February 7, 2006, to amend the definition of Eligible Employee in the First Schedule to the Trust Deed thereunder, incorporated by reference to Applied’s Form 10-K for fiscal year 2008 (file no. 000-06920) filed December 12, 2008.
10	.40*	Amendment No. 5 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2008 (file no. 000-06920) filed December 12, 2008.
10	.41*	Amendment No. 6 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 25, 2009 (file no. 000-06920) filed March 3, 2009, incorporated by reference to Applied’s Form 10-K for fiscal year 2008 (file no. 000-06920) filed December 12, 2008.
10	.42*	Amendment No. 1 to the Applied Materials, Inc. 2005 Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2008 (file no. 000-06920) filed December 12, 2008.
10	.43*	Amendment No. 2 to the Applied Materials, Inc. 2005 Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 25, 2009 (file no. 000-06920) filed March 3, 2009.
10	.44*	Applied Materials, Inc. amended and restated Employee Stock Incentive Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2008 (file no. 000-06920) filed December 12, 2008.
10	.45*	Form of Performance Shares Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-K for fiscal year 2008 (file no. 000-06920) filed December 12, 2008.
10.46		Amendment No. 1 to the U.S. $1,000,000,000 Credit Agreement dated as of May 22, 2009 among Applied Materials, Inc., as borrower, several lenders named therein and Citicorp USA, Inc., as agent for the lenders, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 26, 2009. (Confidential treatment has been granted for redacted portions of the agreement.)

Exhibit No.		Description

10	.47*	Form of Performance Shares Agreement for Nonemployee Directors for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 25, 2009 (file no. 000-06920) filed March 3, 2009.
10	.48*	Form of Non-Qualified Stock Option Agreement for Employees for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 25, 2009 (file no. 000-06920) filed March 3, 2009.
10	.49*	Form of Non-Qualified Stock Option Agreement for use under the Applied Materials, Inc. 2000 Global Equity Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 25, 2009 (file no. 000-06920) filed March 3, 2009.
10	.50*	Separation Agreement and Release between Applied Materials, Inc. and Thomas M. St. Dennis dated October 5, 2009., incorporated by reference to Applied’s Form 10-K for fiscal year 2009 (file no. 000-06920) file December 11, 2009.
10	.51*	Applied Materials, Inc. Stock Purchase Plan for Offshore Employees, amended and restated effective December 7, 2009, incorporated by reference to Applied’s Form S-8 (file no. 333-165035) filed February 23, 2010.
10	.52*	Applied Materials, Inc. Employees’ Stock Purchase Plan, amended and restated effective February 23, 2010, incorporated by reference to Applied’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8 (file no. 333-143377) filed February 23, 2010.
10	.53*	Amendment No. 7 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended May 2, 2010 (file no. 000-06920) filed June 9, 2010.
10	.54*	Amendment No. 3 to the Applied Materials, Inc. 2005 Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended May 2, 2010 (file no. 000-06920) filed June 9, 2010.
10	.55*	Amended and Restated Applied Materials, Inc. Senior Executive Bonus Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended May 2, 2010 (file no. 000-06920) filed June 9, 2010.
10	.56*	Form of Performance Share Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended May 2, 2010 (file no. 000-06920) filed June 9, 2010.
10	.57*	Form of Restricted Stock Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended May 2, 2010 (file no. 000-06920) filed June 9, 2010.
10	.58*	Retirement Agreement and Release between Applied Materials, Inc. and Franz Janker dated July 10, 2010, incorporated by reference to Applied’s Form 10-Q for the quarter ended August 1, 2010 (file no. 000-06920) filed September 3, 2010.
10	.59*	Amended and Restated Applied Materials, Inc. Applied Incentive Plan.
21		Subsidiaries of Applied Materials, Inc.
23		Consent of Independent Registered Public Accounting Firm, KPMG LLP.
24		Power of Attorney.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No.		Description

101	.LAB	XBRL Taxonomy Extension Definition Linkbase Document
101	.PRE	XBRL Taxonomy Extension Label Linkbase Document
101	.DEF	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.

**	Certain schedules and exhibits to this agreement, as set forth in the Table of Contents of the agreement, have been omitted. Applied Materials, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ MICHAEL R. SPLINTER
Michael R. Splinter
President, Chief Executive Officer

Dated: December 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ MICHAEL R. SPLINTER Michael R. Splinter	President, Chief Executive Officer (Principal Executive Officer)	December 10, 2010

/s/ GEORGE S. DAVIS George S. Davis	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	December 10, 2010

/s/ THOMAS S. TIMKO Thomas S. Timko	Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	December 10, 2010

Directors:

* Michael R. Splinter	Chairman of the Board	December 10, 2010

* Aart J. de Geus	Director	December 10, 2010

* Stephen R. Forrest	Director	December 10, 2010

* Thomas J. Iannotti	Director	December 10, 2010

Susan M. James	Director	December 10, 2010

* Alexander A. Karsner	Director	December 10, 2010

* Gerhard H. Parker	Director	December 10, 2010

	Title	Date

* Dennis D. Powell	Director	December 10, 2010

* Willem P. Roelandts	Director	December 10, 2010

* James E. Rogers	Director	December 10, 2010

* Robert H. Swan	Director	December 10, 2010

Representing a majority of the members of the Board of
Directors.

* By	/s/ MICHAEL R. SPLINTER
Michael R. Splinter
Attorney-in-Fact**

**	By authority of the power of attorney filed herewith.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions —	Additions —		Deductions —	Balance at
	Beginning of	Charged to	Business	Deductions —	Not Charged to	End of
Fiscal Year	Fiscal Year	Income	Combinations	Recoveries	Income	Fiscal Year
	(In thousands)

2010	$67,313	$17,000	$—	$(7,500)	$(2,873)	$73,940
2009	$5,275	$62,539	$—	$(501)	$—	$67,313
2008	$4,136	$2,456	$501	$(1,818)	$—	$5,275