Form 10-Q
period 2011-01-30
APPLIED MATERIALS INC /DE
filed 2011-02-28
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 30, 2011
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

Number of shares outstanding of the issuer’s common stock as of January 30, 2011: 1,319,407,222

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
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 3. Defaults Upon Senior Securities
Item 4. [Removed and Reserved]
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EX-10.60
EX-10.61
EX-10.62
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	January 30,	January 31,
	2011	2010
	(Unaudited)
	(In millions, except
	per share amounts)

Net sales	$2,686	$1,849
Cost of products sold	1,550	1,138

Gross margin	1,136	711
Operating expenses:
Research, development and engineering	270	269
General and administrative	112	125
Marketing and selling	109	97
Restructuring charges and asset impairments (Note 10)	(29)	104

Total operating expenses	462	595
Income from operations	674	116
Interest expense	5	5
Interest income and other income, net	11	8

Income before income taxes	680	119
Provision for income taxes	174	36

Net income	$506	$83

Earnings per share:
Basic and Diluted	$0.38	$0.06
Weighted average number of shares:
Basic	1,324	1,342
Diluted	1,335	1,350

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS*

	January 30,	October 31,
	2011	2010
	(In millions, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents (Notes 3 and 4)	$1,974	$1,858
Short-term investments (Notes 3 and 4)	772	727
Accounts receivable, net (Note 6)	1,946	1,831
Inventories (Note 7)	1,647	1,547
Deferred income taxes, net	512	513
Other current assets	291	289

Total current assets	7,142	6,765
Long-term investments (Notes 3 and 4)	1,351	1,307
Property, plant and equipment, net (Note 7)	893	963
Goodwill, net (Note 8)	1,336	1,336
Purchased technology and other intangible assets, net (Note 8)	273	287
Deferred income taxes and other assets	279	285

Total assets	$11,274	$10,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1	$1
Accounts payable and accrued expenses (Note 7)	1,582	1,766
Customer deposits and deferred revenue (Note 7)	1,055	847
Income taxes payable	276	274

Total current liabilities	2,914	2,888
Long-term debt	204	204
Employee benefits and other liabilities (Note 12)	317	315

Total liabilities	3,435	3,407

Stockholders’ equity (Note 11):
Common stock	13	13
Additional paid-in capital	5,447	5,406
Retained earnings	11,925	11,511
Treasury stock	(9,546)	(9,396)
Accumulated other comprehensive income	—	2

Total stockholders’ equity	7,839	7,536

Total liabilities and stockholders’ equity	$11,274	$10,943

*	Amounts as of January 30, 2011 are unaudited. Amounts as of October 31, 2010 are derived from the October 31, 2010 audited consolidated financial statements.

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
	(Unaudited)
	(In millions)

Balance at October 31, 2010	1,328	$13	$5,406	$11,511	537	$(9,396)	$2	$7,536
Components of comprehensive income, net of tax:
Net income	—	—	—	506	—	—	—	506
Change in unrealized net gain on investments	—	—	—	—	—	—	(1)	(1)
Change in unrealized net gain on derivative instruments	—	—	—	—	—	—	(1)	(1)

Comprehensive income								504
Dividends	—	—	—	(92)	—	—	—	(92)
Share-based compensation	—	—	33	—	—	—	—	33
Issuance under stock plans	2	—	8	—	—	—	—	8
Common stock repurchases	(11)	—	—	—	11	(150)	—	(150)

Balance at January 30, 2011	1,319	$13	$5,447	$11,925	548	$(9,546)	$—	$7,839

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	January 30,	January 31,
	2011	2010
	(Unaudited)
	(In millions)

Cash flows from operating activities:
Net income	$506	$83
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	63	76
Loss on fixed asset retirements	1	4
Provision for bad debts	—	6
Restructuring charges and asset impairments	(29)	104
Deferred income taxes	10	(44)
Net recognized loss on investments	4	6
Share-based compensation	33	34
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(115)	(194)
Inventories	(100)	25
Income taxes receivable	1	18
Other current assets	(4)	23
Other assets	—	(9)
Accounts payable and accrued expenses	(159)	42
Customer deposits and deferred revenue	208	123
Income taxes payable	1	82
Employee benefits and other liabilities	5	(7)

Cash provided by operating activities	425	372

Cash flows from investing activities:
Capital expenditures	(24)	(53)
Cash paid for acquisition, net of cash acquired	—	(323)
Proceeds from sale of facility	39	—
Proceeds from sales and maturities of investments	443	184
Purchases of investments	(537)	(297)

Cash used in investing activities	(79)	(489)

Cash flows from financing activities:
Debt repayments, net	—	1
Proceeds from common stock issuances	13	20
Common stock repurchases	(150)	—
Payment of dividends to stockholders	(93)	(81)

Cash used in financing activities	(230)	(60)

Effect of exchange rate changes on cash and cash equivalents	—	—

Increase (decrease) in cash and cash equivalents	116	(177)

Cash and cash equivalents — beginning of period	1,858	1,576

Cash and cash equivalents — end of period	$1,974	$1,399

Supplemental cash flow information:
Cash payments for income taxes	$165	$11
Cash refunds for income taxes	$1	$44

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1	Basis of Presentation

Basis of Presentation

In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 31, 2010 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010 (2010 Form 10-K). Applied’s results of operations for the three months ended January 30, 2011 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2011 contains 52 weeks, while fiscal 2010 contained 53 weeks, and the first quarter of fiscal 2011 contained 13 weeks, while the first quarter of fiscal 2010 contained 14 weeks.

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

Revenue Recognition

Applied recognizes revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; seller’s price to buyer is fixed or determinable; and collectability is probable. Applied’s shipping terms are customarily FOB Applied shipping point or equivalent terms. Applied’s revenue recognition policy generally results in revenue recognition at the following points: (1) for all transactions where legal title passes to the customer upon shipment, Applied recognizes revenue upon shipment for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks is deferred, and that revenue is recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer technical acceptance; (3) for transactions where legal title does not pass at shipment, revenue is recognized when legal title passes to the customer, which is generally at customer technical acceptance; (4) for arrangements containing multiple elements and initiated at or prior to October 25, 2009, the last day of fiscal 2009, the revenue relating to the undelivered elements is deferred at their estimated relative fair values until delivery of the deferred elements; and (5) for arrangements initiated or materially modified subsequent to October 25, 2009 containing multiple elements, the revenue relating to the undelivered elements is deferred using the relative selling price method utilizing estimated sales prices until delivery of the deferred elements. Applied limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or adjustment. In cases where Applied has sold products that have been demonstrated to meet product specifications prior to shipment, Applied believes that at the time of delivery, it has an enforceable claim to amounts recognized as revenue. The completed contract method is used for SunFabtm thin film

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

lines. Spare parts revenue is generally recognized upon shipment, and services revenue is generally recognized over the period that the services are provided.

Applied elected to early adopt amended accounting standards issued by the Financial Accounting Standards Board (FASB) for multiple deliverable revenue arrangements on a prospective basis for applicable transactions originating or materially modified after October 25, 2009. The new standard changed the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The FASB also amended the accounting standards for revenue recognition to exclude software that is contained in a tangible product from the scope of software revenue guidance when the software is essential to the tangible product’s functionality. Implementation of this new authoritative guidance had an insignificant impact on reported net sales as compared to net sales under previous guidance, as the new guidance did not change the units of accounting within sales arrangements and the elimination of the residual method for the allocation of arrangement consideration had an inconsequential impact on the amount and timing of reported net sales.

For fiscal 2010 and subsequent periods, when a sales arrangement contains multiple elements, such as hardware and services and/or software products, Applied allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available. Applied generally utilizes the ESP due to the nature of its products. In multiple element arrangements where more-than-incidental software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then allocated to each software deliverable using the guidance for recognizing software revenue, as amended.

Recent Accounting Pronouncements

In December 2010, the FASB amended its existing guidance for goodwill and other intangible assets. This authoritative guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This authoritative guidance becomes effective for Applied in fiscal 2012. The implementation of this authoritative guidance is not expected to have a material impact on Applied’s financial position or results of operations.

In December 2010, the FASB issued authoritative guidance on business combinations. This authoritative guidance requires a public entity that presents comparative financial statements to disclose the revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the prior annual reporting period. In addition, this authoritative guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This authoritative guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Applied will comply with this authoritative guidance in fiscal 2012.

In January 2010, the FASB issued authoritative guidance for fair value measurements, which requires additional disclosures and clarifications to existing disclosures. This authoritative guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures for Level 1 and Level 2 fair value measurements became effective for Applied in the second quarter of fiscal 2010. Disclosures regarding activity within Level 3 fair value measurements become effective the first interim reporting period beginning after December 15, 2010. Applied will comply with this authoritative guidance in the second quarter of fiscal 2011. See Note 4 for information and related disclosures regarding Applied’s fair value measurements.

Note 2	Earnings Per Share

Basic earnings per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, restricted stock units, and employee stock purchase plans shares) outstanding during the period. Applied’s net income has not been adjusted for any period presented for purposes of computing basic or diluted earnings per share due to the Company’s non-complex capital structure. For purposes of computing diluted earnings per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair market value of Applied common stock for the period as the effect would be anti-dilutive.

	Three Months Ended
	January 30,	January 31,
	2011	2010
	(In millions, except per share amounts)

Numerator:
Net income	$506	$83
Denominator:
Weighted average common shares outstanding	1,324	1,342
Effect of dilutive stock options, restricted stock units and employee stock purchase plans shares	11	8

Denominator for diluted earnings per share	1,335	1,350

Basic earnings per share	$0.38	$0.06
Diluted earnings per share	$0.38	$0.06
Potentially dilutive securities	19	46

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 3	Cash, Cash Equivalents and Investments

Summary of Cash, Cash Equivalents and Investments

The following tables summarizes Applied’s cash, cash equivalents and investments by security type:

		Gross	Gross
		Unrealized	Unrealized	Estimated
January 30, 2011	Cost	Gains	Losses	Fair Value
	(In millions)

Cash	$699	$—	$—	$699

Cash equivalents:
Money market funds	1,256	—	—	1,256
U.S. Treasury and agency securities	4	—	—	4
U.S. commercial paper, corporate bonds and medium-term notes	15	—	—	15

Total Cash equivalents	1,275	—	—	1,275

Total Cash and Cash equivalents	$1,974	$—	$—	$1,974

Short-term and long-term investments:
U.S. Treasury and agency securities	$699	$6	$—	$705
Obligations of states and political subdivisions	532	3	1	534
U.S. commercial paper, corporate bonds and medium-term notes	463	4	1	466
Other debt securities*	325	2	1	326

Total fixed income securities	2,019	15	3	2,031
Publicly traded equity securities	8	25	—	33
Equity investments in privately-held companies	59	—	—	59

Total short-term and long-term investments	$2,086	$40	$3	$2,123

Total Cash, Cash equivalents and Investments	$4,060	$40	$3	$4,097

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
		Unrealized	Unrealized	Estimated
October 31, 2010	Cost	Gains	Losses	Fair Value
	(In millions)

Cash	$701	$—	$—	$701

Cash equivalents:
Money market funds	1,139	—	—	1,139
Obligations of states and political subdivisions	18	—	—	18

Total Cash equivalents	1,157	—	—	1,157

Total Cash and Cash equivalents	$1,858	$—	$—	$1,858

Short-term and long-term investments:
U.S. Treasury and agency securities	$665	$8	$—	$673
Obligations of states and political subdivisions	500	5	—	505
U.S. commercial paper, corporate bonds and medium-term notes	502	7	—	509
Other debt securities*	261	3	1	263

Total fixed income securities	1,928	23	1	1,950
Publicly traded equity securities	9	16	—	25
Equity investments in privately-held companies	59	—	—	59

Total short-term and long-term investments	$1,996	$39	$1	$2,034

Total Cash, Cash equivalents and Investments	$3,854	$39	$1	$3,892

*	Other debt securities consist primarily of investment grade asset-backed and mortgage-backed securities.

Maturities of Investments

The following table summarizes the contractual maturities of Applied’s investments at January 30, 2011:

		Estimated
	Cost	Fair Value
	(In millions)

Due in one year or less	$734	$735
Due after one through five years	957	966
Due after five years	3	4
No single maturity date**	392	418

	$2,086	$2,123

**	Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Gains and Losses on Investments

Gross realized gains and losses on sales of investments during the three months ended January 30, 2011 and January 31, 2010 were as follows:

	Three Months Ended
	January 30,	January 31,
	2011	2010
	(In millions)

Gross realized gains	$5	$—
Gross realized losses	$1	$1

At January 30, 2011, Applied had a gross unrealized loss of $3 million due to a decrease in the fair value of certain fixed income securities. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss was considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied has determined that the gross unrealized losses on its marketable securities at January 30, 2011 are temporary in nature and therefore it did not recognize any impairment of its marketable securities for the three months ended January 30, 2011. For the three months ended January 31, 2010, Applied did not recognize any impairment of its marketable securities. During the three months ended January 31, 2010, Applied determined that certain of its equity investments in privately-held companies were other-than-temporarily impaired and, accordingly, recognized impairment charges in the amount of $1 million.

The following table provides the fair market value of Applied’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired as of January 30, 2011.

	In Loss Position for
	Less Than 12 Months		Total
		Gross		Gross
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(In millions)

Obligations of states and political subdivisions	$170	$1	$170	$1
U.S. commercial paper, corporate bonds and medium-term notes	118	1	118	1
Other debt securities	105	1	105	1

Total	$393	$3	$393	$3

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Fair Value Hierarchy

Applied uses the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;

•	Level 2 — Observable inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of January 30, 2011, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities (excluding cash balances) measured at fair value on a recurring basis are summarized below as of January 30, 2011 and October 31, 2010:

	January 30, 2011				October 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In millions)				(In millions)

Assets:
Money market funds	$1,256	—	$—	$1,256	$1,139	—	$—	$1,139
U.S. Treasury and agency securities	127	582	—	709	153	520	—	673
Obligations of states and political subdivisions	—	534	—	534	—	523	—	523
U.S. commercial paper, corporate bonds and medium-term notes	—	481	—	481	—	509	—	509
Other debt securities	—	326	—	326	—	263	—	263
Publicly traded equity securities	33	—	—	33	25	—	—	25
Foreign exchange derivative assets	—	4	—	4	—	6	—	6

Total	$1,416	$1,927	$—	$3,343	$1,317	$1,821	$—	$3,138

Liabilities:
Foreign exchange derivative liabilities	$—	$(2)	$—	$(2)	$—	$(1)	$—	$(1)

Total	$—	$(2)	$—	$(2)	$—	$(1)	$—	$(1)

There were no significant transfers in and out of Level 1 and Level 2 fair value measurements during both the three months ended January 30, 2011 and January 31, 2010. Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements during the three months ended January 30, 2011 and January 31, 2010, respectively.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. Equity investments in privately-held companies totaled $59 million at January 30, 2011, of which $40 million of investments were accounted for under the cost method of accounting and $19 million of investments had been measured at fair value on a non-recurring basis due to an other-than-temporary decline in value. At January 31, 2010, equity investments in privately-held companies totaled $68 million, of which $52 million of investments were accounted for under the cost method of accounting and $16 million of investments had been measured at fair value on a non-recurring basis due to an other-than-temporary decline in value.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following tables present the balances of equity securities at January 30, 2011 and January 31, 2010 that had been measured at fair value on a non-recurring basis, using the process described above, and the impairment charges recorded during the three months then ended:

				Impairment of
				Equity Investments
				in Privately-Held
	Level 1	Level 2	Level 3	Companies
	(In millions)

Equity investments in privately-held companies measured at fair value on a non-recurring basis during fiscal 2011	$—	$—	$19	$—

				Impairment of
				Equity Investments
				in Privately-Held
	Level 1	Level 2	Level 3	Companies
	(In millions)

Equity investments in privately-held companies measured at fair value on a non-recurring basis during fiscal 2010	$—	$—	$16	$1

Other

The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. At January 30, 2011, the carrying amount of long-term debt was $205 million and the estimated fair value was $240 million. At October 31, 2010, the carrying amount of long-term debt was $205 million and the estimated fair value was $238 million. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues.

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

Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income or loss (AOCI) in stockholders’ equity and is reclassified into earnings when the hedged

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

transaction affects earnings. The majority of the after-tax net income or loss related to derivative instruments included in AOCI at January 30, 2011 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized promptly in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three months ended January 30, 2011 and January 31, 2010.

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

Fair values of derivative instruments were as follows:

		Asset Derivatives			Liability Derivatives
	Balance Sheet	January 30,	October 31,	Balance Sheet	January 30,	October 31,
	Location	2011	2010	Location	2011	2010
		(In millions)			(In millions)

Derivatives Designated as Hedging Instruments

Foreign exchange contracts	Other current assets	$3	$5	Accrued expenses	$1	$1

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts	Other current assets	$1	$1	Accrued expenses	$1	$—

Total derivatives		$4	$6		$2	$1

The effect of derivative instruments on the Consolidated Condensed Statement of Operations for the three months ended January 30, 2011 and January 31, 2010 were as follows:

		Three Months Ended January 30, 2011			Three Months Ended January 31, 2010
				Ineffective Portion			Ineffective Portion
				Excluded from			Excluded from
				Effectiveness			Effectiveness
	Location of Gain	Effective Portion		Testing	Effective Portion		Testing
	or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)
	Reclassified from	Recognized in	Reclassified from	Recognized in	Recognized in	Reclassified from	Recognized in
	AOCI into Income	AOCI	AOCI into Income	Income	AOCI	AOCI into Income	Income
		(In millions)			(In millions)

Derivatives in Cash Flow Hedging Relationships

Foreign exchange contracts	Cost of products sold	$4	$4	$(2)	$(3)	$(2)	$—
Foreign exchange contracts	General and administrative	—	2	—	—	1	(1)

Total		$4	$6	$(2)	$(3)	$(1)	$(1)

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Location of Gain	Amount of Gain or (Loss) Recognized in
	or (Loss)	Income
	Recognized	Three Months Ended	Three Months Ended
	in Income	January 30, 2011	January 31, 2010
		(In millions)

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts	General and administrative	$2	$(10)

Total		$2	$(10)

Credit Risk Contingent Features

If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position was immaterial as of January 30, 2011.

Entering into foreign exchange contracts with banks exposes Applied to credit-related losses in the event of the banks’ nonperformance. However, Applied’s exposure is not considered significant.

Note 6	Accounts Receivable, Net

Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied also discounts letters of credit through various financial institutions. Applied sells its accounts receivable without recourse. Details of discounted letters of credit, factored accounts receivable and discounted promissory notes for the three months ended January 30, 2011 and January 31, 2010 were as follows:

	Three Months Ended
	January 30,	January 31,
	2011	2010
	(In millions)

Discounted letters of credit	$123	$27
Factored accounts receivable and discounted promissory notes	36	26

Total	$159	$53

Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for both periods presented.

Accounts receivable are presented net of allowance for doubtful accounts of $74 million at both January 30, 2011 and October 31, 2010. Applied sells principally to manufacturers within the semiconductor, display and solar industries. As a result of challenging economic and industry conditions, certain of these manufacturers may experience difficulties in meeting their obligations in a timely manner. While Applied believes that its allowance for doubtful accounts is adequate and represents Applied’s best estimate as of January 30, 2011, Applied will continue to closely monitor customer liquidity and other economic conditions, which may result in changes to Applied’s estimates regarding collectability.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 7	Balance Sheet Detail

	January 30,	October 31,
	2011	2010
	(In millions)

Inventories
Customer service spares	$311	$324
Raw materials	368	260
Work-in-process	444	500
Finished goods*	524	463

	$1,647	$1,547

*	Included in finished goods inventory is $208 million at January 30, 2011, and $148 million at October 31, 2010, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1.

		January 30,	October 31,
	Useful Life	2011	2010
	(In years)	(In millions)

Property, Plant and Equipment, Net
Land and improvements		$203	$227
Buildings and improvements	3-30	1,199	1,234
Demonstration and manufacturing equipment	3-5	672	670
Furniture, fixtures and other equipment	3-15	712	719
Construction in progress		22	19

Gross property, plant and equipment		2,808	2,869
Accumulated depreciation		(1,915)	(1,906)

		$893	$963

Accounts Payable and Accrued Expenses
Accounts payable	$686	$658
Compensation and employee benefits	270	435
Warranty	173	155
Other accrued taxes	101	99
Dividends payable	92	93
Restructuring reserve	58	104
Other	202	222

	$1,582	$1,766

Customer Deposits and Deferred Revenue
Customer deposits	$417	$407
Deferred revenue	638	440

	$1,055	$847

In the first quarter of fiscal 2011, Applied received $39 million in proceeds from the sale of a property located in North America and incurred a loss of $1 million on the transaction.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

As of January 30, 2011 and October 31, 2010 other accrued expenses included $22 million and $40 million, respectively, in contractual termination obligation charges.

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

Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The process of evaluating the potential impairment of goodwill and intangible assets requires significant judgment, especially in emerging markets. Applied regularly monitors current business conditions and other factors including, but not limited to, adverse industry or economic trends, restructuring actions and lower projections of profitability that may impact future operating results. For goodwill, Applied performs a two-step impairment test. In the first step, Applied compares the estimated fair value of each reporting unit to its carrying value. Applied’s reporting units are consistent with the reportable segments identified in Note 15, based on the manner in which Applied operates its business and the nature of those operations. Applied determines the fair value of each of its reporting units based on a weighting of income and market approaches. Under the income approach, Applied calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Estimated future cash flows will be impacted by a number of factors including anticipated future operating results, estimated cost of capital and/or discount rates. Under the market approach, Applied estimates the fair value based on market multiples of revenue or earnings for comparable companies, as appropriate. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then Applied would perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. Applied would then allocate the fair value of the reporting unit to all of the assets and liabilities of that unit, as if Applied had acquired the reporting unit in a business combination, with the fair value of the reporting unit being the “purchase price.” The excess of the “purchase price” over the carrying amounts assigned to assets and liabilities represents the implied fair value of goodwill. If Applied determined that the carrying value of a reporting unit’s goodwill exceeded its implied fair value, Applied would record an impairment charge equal to the difference.

Applied conducted impairment tests in the fourth quarter of fiscal 2010, and the results of the first step of the impairment test indicated that Applied’s goodwill and purchased intangible assets with indefinite useful lives for each of its reporting units were not impaired.

Effective in the first quarter of fiscal 2011, Applied transferred its SunFab thin film solar product from the Energy and Environmental Solutions segment to the Applied Global Services segment as it was determined to have reached a particular stage in the product lifecycle. As a result of this transfer, Applied reallocated $17 million of goodwill from its Energy and Environmental Solutions segment to its Applied Global Services segment.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Details of indefinite-lived intangible assets were as follows:

	January 30, 2011			October 31, 2010
		Other			Other
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
	(In millions)

Silicon Systems Group	$381	$—	$381	$381	$—	$381
Applied Global Services	194	18	212	177	18	195
Display	116	—	116	116	—	116
Energy and Environmental Solutions	645	—	645	662	—	662

Carrying amount	$1,336	$18	$1,354	$1,336	$18	$1,354

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Details of amortized intangible assets were as follows:

	January 30, 2011			October 31, 2010
		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total
	(In millions)

Silicon Systems Group	$310	$20	$330	$310	$20	$330
Applied Global Services	32	61	93	32	61	93
Display	110	33	143	110	33	143
Energy and Environmental Solutions	105	232	337	105	232	337

Gross carrying amount	$557	$346	$903	$557	$346	$903

Silicon Systems Group	$(250)	$(6)	$(256)	$(247)	$(6)	$(253)
Applied Global Services	(20)	(45)	(65)	(19)	(43)	(62)
Display	(98)	(23)	(121)	(96)	(23)	(119)
Energy and Environmental Solutions	(39)	(167)	(206)	(37)	(163)	(200)

Accumulated amortization	$(407)	$(241)	$(648)	$(399)	$(235)	$(634)

Carrying amount	$150	$105	$255	$158	$111	$269

Aggregate amortization expense was $14 million and $25 million for the three months ended January 30, 2011 and January 31, 2010, respectively.

As of January 30, 2011, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)

2011	$40
2012	51
2013	49
2014	41
2015	25
Thereafter	49

$255

Note 9	Borrowing Facilities

Applied has credit facilities for unsecured borrowings in various currencies of up to $1.1 billion, of which $1.0 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to expire in January 2012. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at January 30, 2011. Remaining credit facilities in the amount of approximately $98 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both January 30, 2011 and October 31, 2010.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 10	Restructuring Charges and Asset Impairments

On July 21, 2010, Applied announced a plan to restructure its Energy and Environmental Solutions segment, which was expected to impact between 400 to 500 positions globally. During the third quarter of fiscal 2010, Applied incurred employee severance charges of $45 million associated with this program. During the first quarter of fiscal 2011, as a result of changes in Applied’s operating environment and business requirements, Applied revised its workforce reduction under this program to approximately 200 positions and recorded a favorable adjustment of $28 million. As of January 30, 2011, the severance accrual associated with restructuring reserves under this program was $11 million.

On November 11, 2009, Applied announced a restructuring program to reduce its global workforce as of October 25, 2009 by approximately 1,300 to 1,500 positions, or 10 to 12 percent, over a period of 18 months. During the first quarter of fiscal 2010, Applied recorded restructuring charges of $104 million associated with this program. During the third quarter of fiscal 2010, as a result of changes in business requirements, Applied revised its global workforce reduction under this program to approximately 1,000 positions and recorded a favorable adjustment of $20 million. As of January 30, 2011, the severance accrual associated with restructuring reserves under this program was $41 million.

During the first quarter of fiscal 2011, Applied favorably adjusted the remaining severance accrual associated with a global restructuring program announced in the first quarter of fiscal 2009 by $4 million. As of January 30, 2011, the severance accrual associated with restructuring reserves under this program was $1 million.

Changes in severance accruals associated with restructuring reserves for the first quarter of fiscal 2011 were as follows:

Severance
(In millions)

Balance, October 31, 2010	$99
Consumption of reserves	(14)
Adjustment of restructuring reserves	(32)

Balance, January 30, 2011	$53

In addition, as of January 30, 2011, Applied had $5 million in restructuring reserves associated with facilities. During the first quarter of fiscal 2011, Applied recorded asset impairment charges of $3 million related to a facility held-for-sale.

Note 11	Stockholders’ Equity, Comprehensive Income and Share-Based Compensation

Comprehensive Income

Components of comprehensive income, on an after-tax basis where applicable, were as follows:

	Three Months Ended
	January 30,	January 31,
	2011	2010
	(In millions)

Net income	$506	$83
Change in unrealized net gain on investments	(1)	2
Change in unrealized net gain on derivative instruments qualifying as cash flow hedges	(1)	(1)

Comprehensive income	$504	$84

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Components of accumulated other comprehensive income, on an after-tax basis where applicable, were as follows:

	January 30,	October 31,
	2011	2010
	(In millions)

Pension liability	$(39)	$(39)
Unrealized gain on investments net	24	25
Unrealized gain on derivative instruments qualifying as cash flow hedges	3	4
Cumulative translation adjustments	12	12

	$—	$2

For further details on derivative instruments, see Note 5 of the Notes to Consolidated Condensed Financial Statements.

Stock Repurchase Program

On March 8, 2010, Applied’s Board of Directors approved a new stock repurchase program authorizing up to $2.0 billion in repurchases over the next three years ending in March 2013. Under this authorization, Applied renewed its systematic stock repurchase program and may also make supplemental stock repurchases from time to time, depending on market conditions, stock price and other factors. During the three months ended January 30, 2011, Applied repurchased 11 million shares of its common stock at an average price of $13.74 per share for a total cash outlay of $150 million. Applied did not repurchase any shares of its common stock during the three months ended January 31, 2010.

Dividends

In December 2010, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.07 per share that will be paid on March 23, 2011 to stockholders of record as of March 2, 2011. Applied currently anticipates that it will continue to pay cash dividends on a quarterly basis in the future, although the declaration and amount of any future cash dividend are at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of Applied’s stockholders.

Share-Based Compensation

Applied has adopted stock plans that permit grants to employees of share-based awards, including stock options, restricted stock and restricted stock units (also referred to as “performance shares” under Applied’s principal equity compensation plan, the Employee Stock Incentive Plan). In addition, the Employee Stock Incentive Plan provides for the automatic grant of restricted stock units to non-employee directors and permits the grant of share-based awards to consultants. Applied also has two Employee Stock Purchase Plans, one for United States employees and a second for international employees (collectively, ESPP), which enable eligible employees to purchase Applied common stock.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

During the three months ended January 30, 2011 and January 31, 2010, Applied recognized share-based compensation expense related to stock options, ESPP shares, restricted stock units and restricted stock. Total share-based compensation and related tax benefits were as follows:

	Three Months Ended
	January 30,	January 31,
	2011	2010
	(In millions)

Share-based compensation	$33	$34
Tax benefit recognized	$10	$9

The cost associated with share-based awards that are subject solely to time-based vesting requirements, less expected forfeitures, is recognized over the awards’ service period for the entire award on a straight-line basis. The cost associated with performance-based equity awards is recognized for each tranche over the service period, based on an assessment of the likelihood that the applicable performance goals will be achieved.

At January 30, 2011, Applied had $282 million in total unrecognized compensation expense, net of estimated forfeitures, related to stock option, restricted stock unit and restricted stock grants, which will be recognized over a weighted average period of 2.9 years. Under the stock plans, there were 154 million shares available for grant at January 30, 2011.

Stock Options

Applied grants options to purchase shares of its common stock to employees and consultants. The exercise price of each stock option equals the fair market value of Applied common stock on the date of grant. Most options are scheduled to vest over four years and expire no later than seven years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Applied’s employee stock options have characteristics significantly different from those of publicly traded options. There were no stock options granted in the three months ended January 30, 2011.

Stock option activity for the three months ended January 30, 2011 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
	(In millions, except per share amounts)

Outstanding, at October 31, 2010	51	$15.04
Granted	—	$—
Exercised	(2)	$8.99
Canceled and forfeited	(12)	$21.49

Outstanding at January 30, 2011	37	$13.14

Exercisable at January 30, 2011	24	$15.68

Restricted Stock Units and Restricted Stock

Restricted stock units are converted into shares of Applied common stock upon vesting on a one-for-one basis. Restricted stock has the same rights as other issued and outstanding shares of Applied common stock except these shares have no right to dividends and are held in escrow until the award vests. Restricted stock units and awards of restricted stock typically vest over three to four years. Vesting of restricted stock units and restricted stock usually is subject to the grantee’s continued service with Applied and, in some cases, achievement of specified performance

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

goals. The compensation expense related to these awards is determined using the fair market value of Applied common stock on the date of the grant, and the compensation expense is recognized over the vesting period. Beginning in fiscal 2007, Applied initiated a performance-based equity award program for named executive officers and other key employees. Awards of restricted stock units or restricted stock granted under this program vest only if specific performance goals set by the Human Resources and Compensation Committee of Applied’s Board of Directors (the Committee) are achieved and if the grantee remains employed by Applied through the applicable vesting date. The performance goals require the achievement of targeted adjusted annual operating profit margin levels as compared to Applied’s peer companies in at least one of the four fiscal years beginning with the fiscal year of the grant. The fair value of these performance-based awards is estimated using the fair market value of Applied common stock on the date of the grant and assumes that the specified performance goals will be achieved. If achieved, these awards vest over a specified remaining service period. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the service period and is reduced for estimated forfeitures. The Committee approved the grant of 2 million performance-based restricted stock units and 0.1 million performance-based shares of restricted stock under this program in the three months ended January 30, 2011. With respect to the performance-based awards granted in fiscal 2010, as of January 30, 2011, 40 percent of the awards had been earned, subject to additional time-based vesting requirements. The remaining 60 percent of the awards may still be earned, depending on future performance in one or more of fiscal years 2011 through 2013. With respect to most of the performance-based awards granted in fiscal 2008, as of January 30, 2011, 78 percent of the awards had been earned, subject to additional time-based vesting requirements. The remaining 22 percent of the awards may still be earned depending on performance during fiscal 2011.

Restricted stock unit and restricted stock activity for the three months ended January 30, 2011was as follows:

		Weighted	Weighted
		Average	Average
		Grant Date	Remaining
	Shares	Fair Value	Contractual Term
	(In millions, except per share amounts)

Non-vested restricted stock units and restricted stock at October 31, 2010	18	$13.33	2.8 Years
Granted	14	$12.62
Vested	(1)	$15.51
Canceled	(1)	$13.47

Non-vested restricted stock units and restricted stock at January 30, 2011	30	$12.91	3.2 Years

Employee Stock Purchase Plans

Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. No shares were issued under the ESPP during the three months ended January 30, 2011 or January 31, 2010. Compensation expense associated with the ESPP is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

Note 12	Employee Benefit Plans

Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries, and a plan that provides certain medical and vision benefits to eligible retirees. A summary of the

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

components of net periodic benefit costs of these defined and postretirement benefit plans for the three months ended January 30, 2011 and January 31, 2010 is presented below:

	Three Months Ended
	January 30,	January 31,
	2011	2010
	(In millions)

Service cost	$4	$3
Interest cost	4	4
Expected return on plan assets	(3)	(2)

Net periodic benefit cost	$5	$5

Note 13	Income Taxes

Applied’s effective income tax rate for the first quarter of fiscal 2011 and fiscal 2010 was a provision of 25.5 percent and 30.3 percent, respectively. The rate for the first quarter of fiscal 2011 was lower than the rate for the comparable period in the prior year primarily due to an increase in income in jurisdictions outside the U.S. with lower tax rates. The tax rate further benefited from tax incentives offered in several jurisdictions. The rate for the first quarter of fiscal 2011 also included the impact of legislation restoring the U.S. federal research and development tax credit, which favorably affected the effective tax rate by approximately 2 percentage points. The tax rate for the first quarter of fiscal 2010 included the impact of restructuring charges. Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, and the tax rate on equity compensation. Management carefully monitors these factors and timely adjusts the interim income tax rate accordingly.

A number of Applied’s tax returns remain subject to examination by taxing authorities. These include U.S. federal returns for fiscal 2005 and later years, California returns for fiscal 2006 and later years, tax returns for certain other states for fiscal 2005 and later years, and tax returns in certain jurisdictions outside of the United States for fiscal 2003 and later years.

The timing of the resolution of income tax examinations, as well as the amounts and timing of various tax payments that may be made as part of the resolution process, is highly uncertain. This could cause large fluctuations in the balance sheet classification of current assets and non-current assets and liabilities. Applied does not expect a material change in unrecognized tax benefits in the next 12 months.

Note 14	Warranty, Guarantees and Contingencies

Warranty

Changes in the warranty reserves during the three months ended January 30, 2011 and January 31, 2010 were as follows:

	Three Months Ended
	January 30,	January 31,
	2011	2010
	(In millions)

Beginning balance	$155	$118
Provisions for warranty	51	34
Consumption of reserves	(33)	(15)

Ending balance	$173	$137

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

Guarantees

In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 30, 2011, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $57 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.

Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of January 30, 2011, Applied Materials Inc. has provided parent guarantees to banks for approximately $185 million to cover these services.

Legal Matters

Semitool Shareholder Litigation

On November 17, 2009, Applied announced that it was making a tender offer to acquire all of the outstanding shares of Semitool, Inc. (Semitool) in accordance with an Agreement and Plan of Merger entered into with Semitool. Following this announcement, three lawsuits were filed by Semitool shareholders in the District Court of the Eleventh Judicial District Court for the State of Montana, County of Flathead, against Semitool, Semitool’s directors, Applied Materials, Inc. and Applied’s acquisition subsidiary. The actions sought certification of a class of all holders of Semitool common stock, except the defendants and their affiliates. The complaints alleged that Semitool’s directors breached their fiduciary duties by, among other things, failing to maximize shareholder value and failing to disclose material information, and that Applied aided and abetted such alleged breaches. The actions sought injunctive relief, damages and attorneys’ fees.

On December 14, 2009, all parties in these cases reached an agreement in principle to settle the matters and the plaintiffs withdrew their motion to enjoin consummation of the transaction. Without admitting any wrongdoing or fault, Semitool disclosed certain additional information in its Schedule 14D-9 filed with the Securities and Exchange Commission on December 14, 2009. Following the tender of shares representing over 95 percent of the outstanding shares of Semitool common stock, the merger of Semitool into Applied’s acquisition subsidiary was completed on December 21, 2009. Pursuant to a memorandum of understanding between the parties, plaintiffs conducted discovery to confirm the fairness and reasonableness of the settlement and defendants agreed not to object to an application by plaintiffs’ counsel for an award of attorneys’ fees and expenses in an amount up to $200,000. In November 2010, the parties filed their Stipulation and Agreement of Settlement, which, if approved by the Court, will result in a complete and final discharge of all claims. Under its order issued January 12, 2011, the Court preliminarily approved the stipulation and settlement and certified a class of Semitool’s public shareholders solely for purposes of settlement, comprised of all record and beneficial holders of Semitool common stock from November 17, 2009 through December 21, 2009 (subject to specified exclusions). The Court further approved, as to form and content, the notice to the class and set a settlement hearing for April 4, 2011.

Jusung

Applied has been engaged in several lawsuits and patent and administrative proceedings with Jusung Engineering Co., Ltd. and/or Jusung Pacific Co., Ltd. (Jusung) in Taiwan and South Korea since 2003, and more

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

recently in China, involving technology used in manufacturing LCDs. Applied believes that it has meritorious claims and defenses against Jusung that it intends to pursue vigorously.

In 2004, Applied filed a complaint for patent infringement against Jusung in the Hsinchu District Court in Taiwan seeking damages and a permanent injunction for infringement of a patent related to chemical vapor deposition (CVD) equipment. Jusung filed a counterclaim against Applied. On December 31, 2010, the Hsinchu District Court announced that it had ruled against Applied and dismissed the lawsuit and Jusung’s counterclaim. Applied appealed the dismissal of its lawsuit and Jusung appealed the dismissal of its counterclaim.. Jusung unsuccessfully sought invalidation of Applied’s CVD patent in the Taiwanese Intellectual Property Office (TIPO). In September 2010, the Supreme Administrative Court dismissed Jusung’s appeal of the TIPO’s decision. In 2009, Jusung filed a second action with the TIPO seeking invalidation of Applied’s CVD patent, which remains pending.

In 2006, Applied filed an action in the TIPO challenging the validity of a Jusung patent related to severability of the transfer chamber on a CVD tool. Jusung sued Applied and AKT America in Hsinchu District Court in Taiwan alleging infringement of the same patent. In March 2009, the Hsinchu District Court dismissed Jusung’s lawsuit, and in October, 2010, the Taiwan Intellectual Property Court dismissed Jusung’s appeal. Separately, the TIPO granted Applied’s request for invalidation and also revoked Jusung’s patent. In January 2010, the Taiwan Intellectual Property Court granted Jusung’s appeal of the TIPO decision revoking its patent and remanded the matter to the TIPO for reconsideration of validity. In November 2009, Applied filed an action in China with the Patent Reexamination Board of the State Intellectual Property Office seeking to invalidate this patent. On June 18, 2010, the Patent Reexamination Board issued a decision invalidating Jusung’s patent in China. Jusung has appealed this decision.

In 2006, Jusung filed a complaint of private prosecution in the Taipei District Court of Taiwan alleging that Applied’s outside counsel received from the Court and used a copy of an expert report that Jusung had filed in the ongoing patent infringement lawsuits that Jusung had intended to remain confidential. The complaint names as defendants Applied’s outside counsel in Taiwan, as well as Michael R. Splinter, Applied’s Chairman, President and Chief Executive Officer, as the statutory representative of Applied. The Taipei District Court dismissed the private prosecution complaint, and the matter was transferred to the Taipei District Attorney’s Office. The Taipei District Attorney’s Office issued five successive rulings not to prosecute, each of which Jusung appealed. In each instance, the Taiwan High Court District Attorney returned the matter to the Taipei District Attorney’s Office for further consideration, where it is now pending.

Korea Criminal Proceedings

In February 2010, the Seoul Prosecutor’s Office for the Eastern District of Korea (the Prosecutor’s Office) indicted employees of several companies for the alleged improper receipt and use of confidential information belonging to Samsung Electronics Co., Ltd. (Samsung), a major Applied customer based in Korea. The Prosecutor’s Office did not name Applied or any of its subsidiaries as a party to the criminal action. The individuals charged included the former head of Applied Materials Korea (AMK), who at the time of the indictment was a vice president of Applied Materials, Inc., and certain other AMK employees. Hearings on these matters are ongoing in the Seoul Eastern District Court. Applied and Samsung entered into a settlement agreement effective as of November 1, 2010, which resolves potential civil claims related to this matter, which is separate from and does not affect the criminal proceedings.

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

Applied’s four reportable segments are: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Segment information is presented based upon Applied’s management organization structure as of January 30, 2011 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.

Each reportable segment is separately managed and has separate financial results that are reviewed by Applied’s chief operating decision-maker. Each reportable segment contains closely related products that are unique to the particular segment. Segment operating income is determined based upon internal performance measures used by Applied’s chief operating decision-maker.

Applied derives the segment results directly from its internal management reporting system. The accounting policies Applied uses to derive reportable segment results are substantially the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics including orders, net sales and operating income. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. Applied does not allocate to its reportable segments certain operating expenses that it manages separately at the corporate level, which include costs related to share-based compensation; certain management, finance, legal, human resources, and research, development and engineering functions provided at the corporate level; and unabsorbed information technology and occupancy. In addition, Applied does not allocate to its reportable segments restructuring and asset impairment charges and any associated adjustments related to restructuring actions, unless these charges or adjustments pertain to a specific reportable segment. Segment operating income excludes interest income/expense and other financial charges and income taxes. Management does not consider the unallocated costs in measuring the performance of the reportable segments.

In fiscal 2010, as part of the restructuring of the Energy and Environmental Solutions segment, Applied discontinued sales to new customers of its fully-intergrated SunFab lines but continued to offer individual tools for thin film solar manufacturing. Applied is supporting existing SunFab customers with services, upgrades and capacity increases through its Applied Global Services segment as these products are considered to have reached a particular stage in the product lifecycle. Effective in the first quarter of fiscal 2011, Applied accounts for thin film products under its Applied Global Services segment.

The Silicon Systems Group segment includes semiconductor capital equipment for etch, rapid thermal processing, deposition, chemical mechanical planarization, metrology and inspection, and wafer packaging.

The Applied Global Services segment includes technically differentiated products and services to improve operating efficiency, reduce operating costs and lessen the environmental impact of semiconductor, display and solar customers’ factories. Applied Global Services’ products consist of spares, services, certain earlier generation products, remanufactured equipment, and products that have reached a particular stage in the product lifecycle. Customer demand for these products and services is fulfilled through a global distribution system with trained service engineers located in close proximity to customer sites.

The Display segment includes products for manufacturing LCDs for TVs, personal computers and other video-enabled devices.

The Energy and Environmental Solutions segment includes products for fabricating solar photovoltaic cells and modules, high throughput roll-to-roll coating systems for flexible electronics and web products, and systems used in the manufacture of energy-efficient glass.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Net sales and operating income (loss) for each reportable segment for the three months ended January 30, 2011 and January 31, 2010 were as follows:

		Operating
	Net Sales	Income (loss)
	(In millions)

2011:
Silicon Systems Group	$1,496	$543
Applied Global Services	567	85
Display	147	28
Energy and Environmental Solutions	476	144

Total Segment	$2,686	$800

2010:
Silicon Systems Group	$970	$306
Applied Global Services	426	63
Display	132	25
Energy and Environmental Solutions	321	(36)

Total Segment	$1,849	$358

In the first quarter of fiscal 2011, Applied recorded a favorable adjustment of $28 million related to a restructuring program, announced in fiscal 2010, that was reported in the Energy and Environmental Solutions segment.

Reconciliations of total segment operating income to Applied’s consolidated operating income for the three months ended January 30, 2011 and January 31, 2010 were as follows:

	Three Months Ended
	January 30,	January 31,
	2011	2010
	(In millions)

Total segment operating income	$800	$358
Corporate and unallocated costs	(127)	(138)
Restructuring and asset impairment benefit (charges), net	1	(104)

Income from operations	$674	$116

The following companies accounted for at least 10 percent of Applied’s net sales for the three months ended January 30, 2011, which were for products in multiple reportable segments.

January 30,
2011

Taiwan Semiconductor Manufacturing Company Limited	14%
Samsung Electronics Co., Ltd.	13%
Intel Corporation	10%

As of January 30, 2011, accounts receivable for those customers that accounted for at least 10% of Applied’s net sales for the three months ended January 30, 2011 were as follows:

January 30,
2011

Taiwan Semiconductor Manufacturing Company Limited	16%
Samsung Electronics Co., Ltd.	14%
Intel Corporation	15%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Applied provides manufacturing equipment, services and software to the global semiconductor, flat panel display, solar photovoltaic (PV) and related industries. Applied’s customers include manufacturers of semiconductor wafers and chips, flat panel liquid crystal displays (LCDs), solar PV cells and modules, and other electronic devices. These customers may use what they manufacture in their own end products or sell the items to other companies for use in advanced electronic components. Applied operates in four reportable segments: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. A summary of financial information for each reportable segment is found in Note 15 of Notes to Consolidated Financial Statements. A discussion of factors that could affect Applied’s operations is set forth under “Risk Factors” in Item 1A, which is incorporated herein by reference. Product development and manufacturing activities occur primarily in North America, Europe, Israel and Asia. Applied’s broad range of equipment and service products are highly technical and are sold primarily through a direct sales force.

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

The following table presents certain significant measurements for the three months ended January 30, 2011 and January 31, 2010:

	Three Months Ended
	January 30,	January 31,	Change
	2011	2010	2011 over 2010
	(In millions, except per share amounts and percentages)

New orders	$2,971	$1,965	$1,006
Net sales	$2,686	$1,849	$837
Gross margin	$1,136	$711	$425
Gross margin percent	42%	38%	4 points
Operating income	$674	$116	$558
Operating margin percent	25%	6%	19 points
Net income	$506	$83	$423
Earnings per share	$0.38	$0.06	$0.32

Fiscal 2011 contains 52 weeks, while fiscal 2010 contained 53 weeks. The first quarter of fiscal 2011 contained 13 weeks, while the first quarter of fiscal 2010 contained 14 weeks.

Financial results for the first quarter of fiscal 2011 reflected increased demand across all segments due to more favorable global economic and industry conditions compared to the first quarter of fiscal 2010. Total orders in the quarter increased year-over-year, primarily due to greater demand for semiconductor equipment and crystalline silicon (c-Si) solar PV products. Net sales and net income increased during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010, led primarily by stronger sales of semiconductor equipment and services and c-Si products. Net income in the first quarter of fiscal 2011 included a favorable adjustment to restructuring reserves of $32 million, offset by asset impairment charges of $3 million, while net income in the first quarter of 2010 included restructuring charges of $104 million.

Results of Operations

New Orders

New orders by geographic region, determined by the location of customers’ facilities, for the three months ended January 30, 2011 and January 31, 2010 were as follows:

	January 30,		Change	January 31,
	2011		2011 over 2010	2010
	($)	(%)	(%)	($)	(%)
	(In millions, except percentages)

Taiwan	745	25	13	658	34
China	653	22	204	215	11
Korea	226	8	(42)	387	20
Japan	187	6	5	178	9
Southeast Asia	135	4	8	125	6

Asia Pacific	1,946	65	25	1,563	80
North America(*)	679	23	165	256	13
Europe	346	12	137	146	7

Total	2,971	100	51	1,965	100

(*)	Primarily the United States.

New orders of $3.0 billion for the first quarter of fiscal 2011 were up 51 percent from the first quarter of fiscal 2010. The increase was primarily attributable to an increase in demand for semiconductor products from logic and foundry customers, as well as increased demand for c-Si products. For the first quarter of fiscal 2011, customers in

Taiwan accounted for $745 million of new orders, followed by North America with new orders of $679 million and China with new orders of $653 million.

Applied’s backlog for the most recent three fiscal quarters was as follows: $3.5 billion at January 30, 2011, $3.2 billion at October 31, 2010, and $3.1 billion at August 1, 2010. Backlog increased in the first quarter of fiscal 2011 primarily due to increases in new orders for the Silicon Systems Group segment and the Energy and Environmental Solutions segment reflecting increased demand for semiconductor equipment and c-Si products, respectively. Backlog consists of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; (2) contractual service revenue and maintenance fees to be earned within the next 12 months; and (3) orders for SunFab lines that are anticipated to be recognized as revenue within the next 12 months. Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods, due to the potential for customer changes in delivery schedules or cancellation of orders. The majority of sales in the Silicon Systems Group, our largest business segment, were from orders received and shipped in the same quarter.

Net Sales

Net sales by geographic region ,determined by the location of customers’ facilities, for the three months ended January 30, 2011 and January 31, 2010 were as follows:

	January 30,		Change	January 31,
	2011		2011 over 2010	2010
	($)	(%)	(%)	($)	(%)
	(In millions, except percentages)

China	674	25	372	143	8
Taiwan	635	24	23	514	28
Korea	169	6	(49)	331	18
Japan	166	6	(5)	174	9
Southeast Asia	154	6	13	136	7

Asia Pacific	1,798	67	39	1,298	70
North America(*)	610	23	153	241	13
Europe	278	10	(10)	310	17

Total	2,686	100	45	1,849	100

(*)	Primarily the United States.

Net sales of $2.7 billion for the first quarter of fiscal 2011 were up 45 percent from the first quarter of fiscal 2010. In the first quarter of fiscal 2011, customers in China accounted for $674 million of total net sales followed by Taiwan with net sales of $635 million and North America with net sales of $610 million. In the first quarter of fiscal 2011, the majority of net sales in China reflected purchases of c-Si products by solar PV manufacturers, and the majority of net sales in Taiwan were due to purchases of semiconductor products by logic and foundry customers.

Gross Margin

Gross margins for the three months ended January 30, 2011 and January 31, 2010 were as follows:

	Three Months Ended
	January 30,	January 31,	Change
	2011	2010	2011 over 2010
	(In millions, except percentages)

Gross margin	$1,136	$711	$425
Gross margin (% of net sales)	42%	38%	4 points

The increase in the gross margin for the first quarter of fiscal 2011 from the first quarter of fiscal 2010 was principally attributable to higher net sales, more favorable product mix, improved factory utilization, lower costs from continued manufacturing transition of certain Silicon Systems Group products to Applied’s Singapore Operations Center, and continued cost control measures. Gross margin during the first quarters of fiscal 2011 and 2010 included $11 million and $5 million of share-based compensation expense, respectively.

Research, Development and Engineering

Research, Development and Engineering expenses for the three months ended January 30, 2011 and January 31, 2010 were as follows:

	Three Months Ended
	January 30,	January 31,	Change
	2011	2010	2011 over 2010
	(In millions)

Research, development and engineering	$270	$269	$1

Applied’s future operating results depend to a considerable extent on its ability to maintain a competitive advantage in the equipment and service products it provides. Applied believes that it is critical to continue to make substantial investments in RD&E to assure the availability of innovative technology that meets the current and projected requirements of its customers’ most advanced designs. Applied historically has maintained its commitment to investing in RD&E in order to continue to offer new products and technologies. RD&E expenses were $270 million for the first quarter of fiscal 2011 compared to $269 million for the first quarter of fiscal 2010. RD&E expense during the first quarters of fiscal 2011 and 2010 included $10 million and $12 million of share-based compensation expense, respectively. Development cycles range from 12 to 36 months depending on whether the product is an enhancement of an existing product, which typically has a shorter development cycle, or a new product, which typically has a longer development cycle. Most of Applied’s existing products resulted from internal development activities and innovations involving new technologies, materials and processes. In certain instances, Applied acquires technologies, either in existing or new product areas, to complement its existing technology capabilities and to reduce time to market.

Marketing, Selling, General and Administrative

Marketing, selling, general and administrative expenses for the three months ended January 30, 2011 and January 31, 2010 were as follows:

	Three Months Ended
	January 30,	January 31,	Change
	2011	2010	2011 over 2010
	(In millions)

Marketing, selling, general and administrative	$221	$222	$(1)

Marketing, selling, general and administrative expenses were $221 million for the first quarter of fiscal 2011 compared to $222 million for the first quarter of fiscal 2010. The decline reflected lower general and administrative expenses as a result of the restructuring of the Energy and Environmental Solutions segment that occurred in the third quarter of fiscal 2010, offset in part by increased marketing and selling expenses. Marketing, selling and general and administrative expenses during the first quarters of fiscal 2011 and 2010 included $12 million and $17 million of share-based compensation expense, respectively.

Restructuring and Asset Impairments

Restructuring and asset impairment expenses for the three months ended January 30, 2011 and January 31, 2010 were as follows:

	Three Months Ended
	January 30,	January 31,	Change
	2011	2010	2011 over 2010
	(In millions)

Restructuring and asset impairments	$(29)	$104	$(133)

On July 21, 2010, Applied announced a plan to restructure its Energy and Environmental Solutions segment, which was expected to impact between 400 to 500 positions globally. During the third quarter of fiscal 2010, Applied incurred employee severance charges of $45 million associated with this program. During the first quarter of fiscal 2011, as a result of changes in Applied’s operating environment and business requirements, Applied revised its workforce reduction associated with this program to approximately 200 positions and recorded a favorable adjustment of $28 million. In addition, Applied favorably adjusted the remaining severance accrual associated with a global restructuring program announced in the first quarter of fiscal 2009 by $4 million. During the first quarter of fiscal 2011, Applied recorded an asset impairment charge of $3 million related to a facility held for sale.

During the first quarter of fiscal 2010, Applied announced a restructuring program to reduce its global workforce as of October 25, 2009 by approximately 1,300 to 1,500 positions, or 10 to 12 percent, over a period of 18 months. During the first quarter of fiscal 2010, Applied recorded restructuring charges of $104 million associated with this program. During the third quarter of fiscal 2010, as a result of changes in business requirements, Applied revised its global workforce reduction associated with this program to approximately 1,000 positions and recorded a favorable adjustment of $20 million.

For further details, see Note 10 of Notes to Consolidated Financial Statements.

Net Interest Income and Other Income, Net

Net interest income and other income, net, for the three months ended January 30, 2011 and January 31, 2010 were as follows:

	Three Months Ended
	January 30,	January 31,	Change
	2011	2010	2011 over 2010
	(In millions)

Net interest income and other income, net	$6	$3	$3

The increase in net interest income and other income, net in the first quarter of fiscal 2011 from the first quarter of fiscal 2010 was primarily due to an increase in gains realized on sale of investment securities.

Income Taxes

Income tax expenses for the three months ended January 30, 2011 and January 31, 2010 were as follows:

	Three Months Ended
	January 30,	January 31,	Change
	2011	2010	2011 over 2010
	(In millions, except per share amounts and percentages)

Provision for income taxes	$174	$36	$138
Effective income tax rate	26%	30%	4 points

The change in the tax rate for the first quarter of fiscal 2011 from the rate in the first quarter of fiscal 2010 was primarily due to an increase in income in jurisdictions outside the U.S. with lower tax rates. The tax rate further benefited from tax incentives offered in several jurisdictions. The rate for the first quarter of fiscal 2011 also included the impact of legislation restoring the U.S. federal research and development tax credit, which favorably affected the effective tax rate by 2 percentage points. The tax rate for the first quarter of fiscal 2010 included the impact of restructuring charges.. Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, and the tax rate on equity compensation. Management carefully monitors these factors and timely adjusts the interim income tax rate accordingly.

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

Factors that influenced the competitive environment for the Silicon Systems Group in the first quarter of fiscal 2011 included the continuing rebound in the semiconductor industry, driven by higher demand for consumer and computing devices. Higher factory utilization rates and tight device supply led manufacturers to increase their wafer fab equipment (WFE) capital spending, which is the major driver for Silicon Systems Group net sales.

Certain significant measures for the three months ended January 30, 2011 and January 31, 2010 were as follows:

	January 30,	January 31,	Change
	2011	2010	2011 over 2010
	(In millions, except percentages)

New orders	$1,610	$1,135	$475	42%
Net sales	1,496	970	526	54%
Operating income	543	306	237	78%
Operating margin	36%	32%		4 points

New orders increased by $475 million to $1.6 billion for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The increase in new orders was primarily from logic and foundry customers. Net sales increased by $526 million to $1.5 billion for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The increase in net sales was primarily due to increased investment by foundry and logic customers. Four customers accounted for 66 percent of net sales in this segment for the first quarter of fiscal 2011. Approximately 63 percent of net sales in the first quarter of fiscal 2011 were for orders received and shipped within the quarter. In the first quarter of fiscal 2011, customers in North America and Taiwan accounted for 60 percent of total net sales for the Silicon Systems Group segment. In the first quarter of fiscal 2010, customers in Taiwan and Korea accounted for 66 percent of total net sales for this segment. The book to bill ratio (new orders divided by net sales) decreased to 1.1 for the first quarter of fiscal 2011 compared to 1.2 for the first quarter of fiscal 2010, reflecting a higher year-over-year increase in net sales relative to demand. Operating income increased by $237 million to $543 million for the first quarter of fiscal 2011 compared to first quarter of fiscal 2010. The increase in operating income for the first quarter of fiscal 2011 was due to higher revenue from semiconductor equipment sales and reflected the continued recovery in the semiconductor equipment industry during the first quarter of fiscal 2011.

Operating results of the Silicon Systems Group may be affected by an agreement between Applied and Samsung Electronics Co., Ltd (Samsung) that is generally effective for a three-year period from November 1, 2010, which provides in part for volume-based rebates and other incentives to Samsung. The financial impact of the rebates and incentives on the segment will depend on the volume of semiconductor equipment purchases by Samsung.

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

In fiscal 2010, as part of the restructuring of the Energy and Environmental Solutions segment, Applied discontinued sales to new customers of its fully-intergrated SunFab lines but continued to offer individual tools for thin film solar manufacturing. Applied is supporting existing SunFab customers with services, upgrades and capacity increases through its Applied Global Services segment as these products are considered to have reached a particular stage in the product lifecycle. Effective in the first quarter of fiscal 2011, Applied accounts for thin film products under its Applied Global Services segment.

Industry conditions that affected Applied Global Services’ sales of spares and services in the first quarter of fiscal 2011 were principally semiconductor manufacturers’ wafer starts as well as additions to the tool installed base.

Certain significant measures for the three months ended January 30, 2011 and January 31, 2010 were as follows:

	January 30,	January 31,	Change
	2011	2010	2011 over 2010
	(In millions, except percentages)

New orders	$552	$474	$78	16%
Net sales	567	426	141	33%
Operating income	85	63	22	34%
Operating margin	15%	15%		—

New orders increased by $78 million to $552 million for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The increase in new orders was due primarily to higher demand for spare parts and refurbished equipment, reflecting customers’ higher factory utilization rates. Net sales increased by $141 million to $567 million for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The increase in net sales was primarily due to higher sales of refurbished equipment. The book to bill ratio decreased to 1.0 for the first quarter of fiscal 2011, reflecting a higher year-over-year increase in net sales relative to demand, compared to 1.1 for the first quarter of fiscal 2010. Operating income increased by $22 million to $85 million for the first quarter of fiscal 2011 compared to first quarter of fiscal 2010. The increase in operating income for the first quarter of fiscal 2011 primarily reflected increased sales of refurbished equipment. For the first quarter of fiscal 2011, the operating margin remained essentially unchanged as a result of lower margins on remanufactured equipment.

Display Segment

The Display segment encompasses products for manufacturing LCDs for TVs, personal computers and other video-enabled devices. The business is focused on expanding market share by differentiation with larger-scale substrates, entry into new markets, and development of products to enable cost reductions through productivity and uniformity.

The competitive environment for Applied’s Display segment in the first quarter of fiscal 2011, as compared to the fourth quarter of fiscal 2010, was characterized by decreased capacity requirements for larger flat panel televisions and growing global demand for touch screen devices.

Certain significant measures for the three months ended January 30, 2011 and January 31, 2010 were as follows:

	January 30,	January 31,	Change
	2011	2010	2011 over 2010
	(In millions, except percentages)

New orders	$142	$126	$16	13%
Net sales	147	132	15	11%
Operating income	28	25	3	11%
Operating margin	19%	19%		—

New orders increased by $16 million to $142 million for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The increase in new orders reflected increased demand for touch panel and organic light emitting diode (OLED) systems. Net sales increased by $15 million to $147 million for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The increase in net sales reflected increased purchases by customers of color filter systems. Four customers accounted for 89 percent of net sales in the Display segment for the first quarter of fiscal 2011. Customers in Taiwan and China combined accounted for 97 percent of net sales in this segment for the first quarter of fiscal 2011. In the first quarter of fiscal 2010, customers in Taiwan and Japan accounted for 64 percent of total net sales for the Display segment. The book to bill ratio was 1.0 for both of the first fiscal quarters 2011 and 2010. Operating income increased by $3 million to $28 million for the first quarter of fiscal 2011 compared to first quarter of fiscal 2010. The increase in operating income was due to an increase in net sales.

Energy and Environmental Solutions Segment

The Energy and Environmental Solutions segment includes products for fabricating c-Si solar PVs, high throughput roll-to-roll coating systems for flexible electronics and web products, and systems used in the manufacture of energy-efficient glass. This business is focused on delivering solutions to generate and conserve energy, with an emphasis on lowering the cost to produce solar power by providing equipment to enhance manufacturing scale and efficiency. The Energy and Environmental Solutions segment previously included a fully-integrated production line for manufacturing thin film solar panels. Effective in the first quarter of fiscal 2011, Applied accounts for thin film products under its Applied Global Services segment rather than its Energy and Environmental Solutions segment. During the third quarter of fiscal 2010, Applied announced a plan to restructure its Energy and Environmental Solutions segment in response to adverse market conditions for thin film solar and as a result, Applied discontinued sales to new customers of its fully-integrated SunFab lines, but is offering individual tools for thin film solar manufacturing. Applied is supporting existing SunFab line customers with services, upgrades and capacity increases through its Applied Global Services segment. RD&E efforts to improve thin film panel efficiency and high-productivity deposition is continuing under the Energy and Environmental Solutions segment.

Certain significant measures for the three months ended January 30, 2011 and January 31, 2010 were as follows:

	January 30,	January 31,	Change
	2011	2010	2011 over 2010
	(In millions, except percentages)

New orders	$668	$230	$438	190%
Net sales	476	321	155	48%
Operating income (loss)	144	(36)	180	497%
Operating margin	30%	(11)%		41 points

New orders increased by $438 million to $668 million for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The increase in orders reflected significantly increased demand for c-Si products, particularly wafering and metallization products. Net sales increased by $155 million to $476 million for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The increase in net sales primarily reflected higher sales to c-Si customers. Net sales for the first quarter of fiscal 2010 included $208 million in revenue from SunFab thin film customers. For the first quarter of fiscal 2011, customers in China accounted for 79 percent of new orders and 82 percent of net sales in this segment. Europe accounted for 69 percent of net sales in this segment for the first quarter of fiscal 2010. The book to bill ratio increased to 1.4 for the first quarter of fiscal 2011, reflecting increased demand, compared to 0.7 for the first quarter of fiscal 2010. The Energy and Environmental Solutions segment reported operating income of $144 million for the first quarter of fiscal 2011 compared to an operating loss of $36 million for the first quarter of fiscal 2010. Operating income of $144 million was attributable to higher net sales of c-Si products and to a favorable adjustment of $28 million related to a restructuring program, announced in fiscal 2010, that was reported in the Energy and Environmental Solutions segment.

Financial Condition, Liquidity and Capital Resources

Applied’s cash, cash equivalents and investments increased to $4.1 billion at January 30, 2011 from $3.9 billion at October 31, 2010, due primarily to an increase in cash generated from operating activities.

Cash, cash equivalents and investments consist of the following:

	January 30,	October 31,
	2011	2010
	(In millions)

Cash and cash equivalents	$1,974	$1,858
Short-term investments	772	727
Long-term investments	1,351	1,307

Total cash, cash-equivalents and investments	$4,097	$3,892

A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	January 30,	January 31,
	2011	2010
	(In millions)

Cash provided by operating activities	$425	$372
Cash used in investing activities	$(79)	$(489)
Cash used in financing activities	$(230)	$(60)

Applied generated $425 million of cash from operating activities for the three months ended January 30, 2011. The primary sources of cash from operating activities for the three months ended January 30, 2011 were net income, as adjusted to exclude the effect of non-cash charges including depreciation, amortization, share-based compensation, restructuring and asset impairments, and changes in components of working capital. The change in working capital for the first quarter of fiscal 2011 was negatively impacted by increased payments for variable compensation and income taxes. Applied utilized programs to discount letters of credit issued by customers of $123 million and $27 million for the three months ended January 30, 2011 and January 31, 2010, respectively. Discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. For the three months ended January 30, 2011 and January 31, 2010, Applied factored accounts receivable and discounted promissory notes totaling $36 million and $26 million, respectively. Days sales outstanding for the first quarter of fiscal 2011 increased to 66 days, compared to 58 days at the end of fiscal 2010, primarily due to a decrease in net sales from the fourth quarter of fiscal 2010, offset by the benefits of discounted letters of credit and factoring of accounts receivable. Days sales outstanding varies due to the timing of shipments and the payment terms. Applied’s working capital was $4.2 billion at January 30, 2011 and $3.9 billion at October 31, 2010.

Applied used $79 million of cash for investing activities during the three months ended January 30, 2011. Purchases of investments, net of proceeds from sales and maturities of investments, totaled $94 million for the first quarter of fiscal 2011. Capital expenditures of $24 million for the first quarter of fiscal 2011, which included construction in progress additions in North America, was offset by $39 million in proceeds received from the sale of a property located in North America. Investing activities also include investments in technology and acquisitions of companies to allow Applied to access new market opportunities or emerging technologies. In the first quarter of fiscal 2010, Applied acquired Semitool, a public company based in the state of Montana, for $323 million, net of cash acquired.

Applied used $230 million of cash for financing activities during the three months ended January 30, 2011, consisting primarily of $150 million in common stock repurchases and $93 million in cash dividends paid to stockholders, offset by $13 million in proceeds from common stock issuances related to equity compensation awards. In March 2010, Applied’s Board of Directors approved a new stock repurchase program authorizing up to $2 billion in repurchases over the next three years ending in March 2013.

In December 2010, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.07 per share that will be paid on March 23, 2011 to stockholders of record as of March 2, 2011. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.

Applied has credit facilities for unsecured borrowings in various currencies of up to $1.1 billion, of which $1.0 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to expire in January 2012. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at January 30, 2011. Remaining credit facilities in the amount of approximately $98 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both January 30, 2011 and October 31, 2010.

In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 30, 2011, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $57 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.

Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of January 30, 2011, Applied Materials Inc. has provided parent guarantees to banks for approximately $185 million to cover these services.

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

At January 30, 2011, Applied had a gross unrealized loss in its investment portfolio of $3 million due to a decrease in the fair value of certain fixed income securities. For the three months ended January 30, 2011, Applied did not recognize any impairment on its investments.

Applied did not record a bad debt provision during the three months ended January 30, 2011. During the three months ended January 31, 2010, Applied recorded a bad debt provision of $6 million as a result of certain customers’ financial condition. While Applied believes that its allowance for doubtful accounts at January 30, 2011 is adequate, it will continue to closely monitor customer liquidity and economic conditions.

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

Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $2.0 billion at January 30, 2011. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at January 30, 2011, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $28 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated condensed statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

Certain operations of Applied are conducted in foreign currencies, such as Japanese yen, euro, Israeli shekel, Taiwanese dollar and Swiss franc. Applied enters into currency forward exchange and option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 24 months. Gains and losses on these contracts are generally recognized in income at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on currency forward exchange and option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses were not material for the three months ended January 30, 2011 and January 31, 2010.

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

The information set forth above under the caption “Legal Matters” in Note 14 contained in Notes to Consolidated Condensed Financial Statements is incorporated herein by reference.

Item 1A.	Risk Factors

The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Item 1A of Applied’s 2010 Form 10-K.

The industries that Applied serves are volatile and difficult to predict.

As a supplier to the global semiconductor, flat panel display, solar and related industries, Applied is subject to business cycles, the timing, length and volatility of which can be difficult to predict and which vary by reportable segment. These industries historically have been cyclical due to sudden changes in customers’ manufacturing capacity and advanced technology requirements and spending, which depend in part on customers’ capacity utilization, production volumes, access to affordable capital, end-use demand, and inventory levels relative to demand, as well as the rate of technology transitions. These changes have affected the timing and amounts of customers’ purchases and investments in technology, and continue to affect Applied’s orders, net sales, operating expenses and net income.

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

The global semiconductor, flat panel display, solar and related industries in which Applied operates are characterized by ongoing changes affecting some or all of these industries, including:

•	increasing capital requirements for building and operating new fabrication plants and customers’ ability to raise the necessary capital, particularly when financial market conditions are difficult;

•	differences in growth rates among the semiconductor, display and solar industries;

•	the increasing importance of establishing, improving and maintaining strong relationships with customers;

•	abrupt and unforeseen shifts in the nature and amount of customer and end-user demand;

•	the increasing cost and complexity for customers to move from product design to volume manufacturing, which may slow the adoption rate for new manufacturing technology;

•	the need to reduce the total cost of manufacturing system ownership, due in part to greater demand for lower-cost consumer electronics as compared to business information technology spending;

•	the heightened importance to customers of system reliability and productivity and the effect on demand for fabrication systems as a result of their increasing productivity, device yield and reliability;

•	the increasing importance of, and difficulties in, developing products with sufficient differentiation to influence customers’ purchasing decisions;

•	requirements for shorter cycle times for the development, manufacture and installation of manufacturing equipment;

•	price and performance trends for semiconductor devices, LCDs and solar PVs, and the corresponding effect on demand for such products;

•	the increasing importance of the availability of spare parts to maximize the time that customers’ systems are available for production;

•	the increasing role for and complexity of software in Applied products; and

•	the increasing focus on reducing energy usage and improving the environmental impact and sustainability associated with manufacturing operations.

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

The greatest portion of Applied’s consolidated net sales and profitability historically has been derived from sales of manufacturing equipment by the Silicon Systems Group to the global semiconductor industry. In addition, a majority of the revenues of Applied Global Services is from sales of service products to semiconductor manufacturers. The semiconductor industry is characterized by ongoing changes particular to that industry in addition to the general industry changes described in the preceding risk factor, including:

•	the increasing cost of research and development due to many factors, including: decreasing linewidths on a chip; the use of new materials such as cobalt and yttrium; new and more complex device structures; more applications and process steps; increasing chip design costs; and the increasing cost and complexity of integrated manufacturing processes;

•	the growing number of types and varieties of semiconductors and number of applications across multiple substrate sizes;

•	differing market growth rates and capital requirements for different applications, such as NAND Flash, DRAM, logic and foundry, and the resulting effect on customers’ spending patterns and on Applied’s ability to compete in these market segments;

•	the increasing cost and complexity for semiconductor manufacturers to move more technically advanced capability and smaller linewidths to volume manufacturing, and the resulting impact on the rates of technology transition and investment in capital equipment;

•	semiconductor manufacturers’ increasing adoption of more productive 300mm systems in relation to 200mm system capacity, and the resulting effect on demand for manufacturing equipment and services;

•	the decreasing rate of capital expenditures as a percentage of semiconductor manufacturers’ revenue;

•	shorter cycle times between customers’ order placement and product shipment, which may lead to inventory write-offs and manufacturing inefficiencies that decrease gross margin;

•	technology developments in related markets, such as lithography, to which Applied may need to adapt;

•	competitive factors that make it difficult to enhance market position;

•	the importance of growing market positions in larger market segments, such as etch and inspection;

•	the increasing concentration of wafer starts in one country, Korea, where Applied’s service penetration and service-revenue-per-wafer-start have been lower than in other regions;

•	the increasing fragmentation of semiconductor markets, leading certain markets to become too small to support the cost of a new fabrication plant, while others require less technologically advanced products; and

•	the cost, technical complexity and timing of a proposed industry transition from 300mm to 450mm wafers.

If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the semiconductor industry, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes specific to the flat panel display industry.

The global flat panel display industry historically has experienced considerable volatility in capital equipment investment levels, due in part to the limited number of LCD manufacturers and the concentrated nature of LCD end-use applications. Recently, industry growth has depended to a considerable extent on consumer demand for increasingly larger and more advanced TVs. In addition to the general industry changes described above in the second risk factor, the display industry is characterized by ongoing changes particular to that industry, including:

•	the planned expansion of manufacturing facilities in China by Chinese display manufacturers as well as manufacturers from other countries, and the ability of non-Chinese manufacturers to obtain government approvals;

•	technical and financial difficulties associated with transitioning to larger substrate sizes for LCDs, which may slow or prevent substrate generation scaling;

•	the effect of a slowing rate of transition to larger substrate sizes on capital intensity and product differentiation;

•	the increasing importance of new types of displays, such as touch panels and OLEDs (organic light-emitting devices);

•	technical difficulties and costs associated with developing new technologies for use in LCD manufacturing, such as LEDs for backlighting; and

•	uncertainty with respect to future LCD technology end-use applications and growth drivers.

If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the display industry, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes specific to the solar industry.

An increasing portion of Applied’s business is in the emerging solar market, which, in addition to the general industry changes described above in the second risk factor, is characterized by ongoing changes specific to the solar industry, including:

•	the need to continually decrease the cost-per-watt of electricity produced by solar PV products to at or below grid parity by, among other things, reducing operating costs and increasing throughputs for solar PV manufacturing, and improving the conversion efficiency of solar PVs;

•	the impact on demand for solar PV products arising from the cost of electricity generated by solar PVs compared to the cost of electricity from the existing grid or other energy sources;

•	the varying energy policies of governments around the world and their effect in influencing the rate of growth of the solar PV market, including the availability and amount of government incentives for solar power such as tax credits, feed-in tariffs, rebates, renewable portfolio standards that require electricity providers to sell a targeted amount of energy from renewable sources, and goals for solar installations on government facilities;

•	the growing number of solar PV manufacturers and increasing global production capacity for solar PVs, primarily in China as a result of increased solar subsidies and lower manufacturing costs;

•	the varying levels of operating and industry experience among solar PV manufacturers and the resulting differences in the nature and extent of customer support services requested from Applied;

•	challenges associated with marketing and selling manufacturing equipment and services to a diverse and diffuse customer base;

•	the cost of polysilicon and other materials; and

•	access to affordable financing and capital by customers and end-users.

In addition, current projections for global solar PV production exceed anticipated near-term end-use demand, which is heavily dependent on installed cost-per-watt, government policies and incentives, and the availability of affordable capital. An oversupply of solar PVs may lead customers to delay or reduce investments in manufacturing capacity and new technology, and adversely impact the sales growth rates and/or profitability of Applied’s products. If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the solar industry, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to risks associated with the difficult financial markets and uncertain global economy.

The disruption in the financial markets and global economic recession that began in 2008 contributed to significant slowdowns in the industries in which Applied operates. Although economic and market conditions have improved, continuing difficulties in the financial markets and uncertainty regarding the global economic recovery are posing challenges, while some governments may implement policies to control economic growth. The markets for semiconductors and flat panel displays in particular depend largely on consumer spending. Economic uncertainty exacerbates negative trends in consumer spending and may cause certain Applied customers to push out, cancel, or refrain from placing orders for equipment or services, which may reduce net sales, reduce backlog, and affect Applied’s ability to convert backlog to sales. Difficulties in obtaining capital, uncertain market conditions, or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, leading to customers’ reduced research and development funding and/or capital expenditures and, in turn, lower sales and/or additional inventory or bad debt expense for Applied. These conditions may also similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for Applied’s products or added costs. In addition, these conditions may lead to strategic alliances by, or consolidation of, other equipment manufacturers, which could adversely affect Applied’s ability to compete effectively.

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

Furthermore, new or improved products may entail higher costs and reduced profits. Applied’s performance may be adversely affected if it does not timely, cost-effectively and successfully:

•	develop new products, improve and/or develop new applications for existing products, and adapt similar products for use by customers in different applications and/or markets with varying technical requirements;

•	appropriately price and achieve market acceptance of products;

•	differentiate its products from those of competitors and any disruptive technologies, meet performance specifications, and drive efficiencies and cost reductions;

•	maintain operating flexibility to enable different responses to different markets, customers and applications;

•	allocate resources, including people and R&D funding, among Applied’s products and between the development of new products and the enhancement of existing products, as most appropriate and effective for future growth;

•	reduce the cost of, and improve the productivity of capital invested in, R&D activities;

•	accurately forecast demand, work with suppliers and meet production schedules for its products;

•	improve its manufacturing processes and achieve cost efficiencies across product offerings;

•	adapt to changes in value offered by companies in different parts of the supply chain;

•	qualify products for evaluation and, in turn, volume manufacturing with its customers; and

•	implement changes in its design engineering methodology, including those that enable reduction of material costs and cycle time, greater commonality of platforms and types of parts used in different systems, greater effectiveness of product life cycle management, and reduced energy usage and environmental impact.

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

In the first quarter fiscal 2011, approximately 77 percent of Applied’s net sales were to customers in regions outside the United States. Certain of Applied’s R&D and manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in Singapore, Taiwan, China, Korea, Israel, Italy and Switzerland. Applied is also expanding its business and operations in new countries. The global nature of Applied’s business and operations presents challenges, including but not limited to those arising from:

•	varying regional and geopolitical business conditions and demands;

•	political and social attitudes, laws, rules, regulations and policies within countries that favor domestic companies over non-domestic companies, including customer- or government-supported efforts to promote the development and growth of local competitors;

•	variations among, and changes in, local, regional, national or international laws and regulations (including intellectual property, labor, tax, and import /export laws), as well as the interpretation and application of such laws and regulations;

•	global trade issues, including those related to the interpretation and application of import and export licenses;

•	positions taken by governmental agencies regarding possible national commercial and/or security issues posed by international business operations;

•	fluctuating raw material, commodity and energy costs;

•	challenges associated with managing more geographically diverse operations and projects ;

•	varying customs, practices and expectations of workers in different regions;

•	variations in the ability to develop relationships with local customers, suppliers and governments;

•	fluctuations in interest rates and currency exchange rates, including the relative strength or weakness of the U.S. dollar and the euro;

•	the need to provide sufficient levels of technical support in different locations;

•	political instability, natural disasters (such as earthquakes, floods or storms), pandemics, terrorism or acts of war in locations where Applied has operations, suppliers or sales, or that may influence the value chain of the industries that Applied serves;

•	cultural and language differences;

•	shipping costs and/or delays;

•	the need to continually improve the Company’s operating cost structure;

•	difficulties and uncertainties associated with the entry into new countries;

•	uncertainties with respect to economic growth rates in various countries; and

•	uncertainties with respect to growth rates for the manufacture and sales of semiconductors, LCDs and solar PVs in the developing economies of certain countries.

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

Applied’s semiconductor and flat panel display customer bases historically have been, and are becoming even more, highly concentrated as a result of economic and industry conditions. For example, in the first quarter of fiscal 2011, four semiconductor manufacturers accounted for 66 percent of Silicon Systems Group net sales, and four LCD manufacturers accounted for 89 percent of Display net sales. Certain customers have experienced significant ownership or management changes, consolidated with other manufacturers, outsourced manufacturing activities, or engaged in collaboration or cooperation arrangements with other manufacturers. In addition, customers have entered into strategic alliances or industry consortia that have increased the influence of key industry participants in technology decisions made by their partners. Also, certain semiconductor and display customers are making an increasingly greater percentage of their respective industry’s capital equipment investments.

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

If a supplier fails to meet Applied’s requirements concerning quality, cost or other performance factors, Applied may transfer its business to alternative sourcing, which could entail manufacturing delays, additional costs, or other difficulties. In addition, Applied’s need to rapidly increase its business and manufacturing capacity to meet increases in demand or expedited shipment schedules may exacerbate any interruptions in Applied’s manufacturing operations and supply chain and the associated effect on Applied’s working capital. Moreover, if actual demand for Applied’s products is different than expected, Applied may purchase more/fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. If Applied purchases inventory in anticipation of customer demand that does not materialize, or if customers reduce or delay orders, Applied may incur excess inventory charges. Any or all of these factors could materially and adversely affect Applied’s business, financial condition and results of operations.

Applied is exposed to risks associated with acquisitions and strategic investments.

Applied has made, and in the future intends to make, acquisitions of, and investments in, companies, technologies or products in existing, related or new markets for Applied. Acquisitions involve numerous risks, including but not limited to:

•	diversion of management’s attention from other operational matters;

•	inability to complete acquisitions as anticipated or at all;

•	inability to realize anticipated benefits;

•	failure to commercialize purchased technologies;

•	initial dependence on unfamiliar supply chains or relatively small supply partners;

•	inability to capitalize on characteristics of new markets that may be significantly different from Applied’s existing markets and where competitors may have stronger market positions and customer relationships;

•	failure to attract, retain and motivate key employees from the acquired business;

•	exposure to new operational risks, rules, regulations, worker expectations, customs and practices to the extent acquired businesses are located in countries where Applied has not historically conducted business;

•	challenges associated with managing new, more diverse and more widespread operations, projects and people;

•	inability to obtain and protect intellectual property rights in key technologies;

•	inadequacy or ineffectiveness of an acquired company’s internal financial controls, disclosure controls and procedures, and/or environmental, health and safety, anti-corruption, human resource, or other policies or practices;

•	impairment of acquired intangible assets and goodwill as a result of changing business conditions, technological advancements or worse-than-expected performance of the segment;

•	the risk of litigation or claims associated with a proposed or completed transaction;

•	unknown, underestimated and/or undisclosed commitments or liabilities;

•	inappropriate scale of acquired entities’ critical resources or facilities for business needs; and

•	ineffective integration of operations, systems, technologies, products or employees of an acquired business.

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

To better align its costs with market conditions, locate closer to customers, enhance productivity, and improve efficiencies, Applied conducts engineering, software development, manufacturing, sourcing and other operations in regions outside the United States, including India, China, and Korea. Applied is implementing a more distributed manufacturing model, which includes transitioning certain manufacturing and supply chain activities from the United States and Europe to Singapore, Taiwan and other countries in Asia, and completing assembly of some systems at the customer site. In addition, Applied outsources certain functions to third parties, including companies in the United States, India, China, Korea and other countries. Outsourced functions include contract manufacturing, engineering, customer support, software development, information technology support, finance and administrative activities. The expanding role of third party providers has required changes to Applied’s existing operations and the adoption of new procedures and processes for retaining and managing these providers, as well as redistributing responsibilities as warranted, in order to realize the potential productivity and operational efficiencies, assure quality and continuity of supply, and protect Applied’s intellectual property. If Applied does not accurately forecast the amount, timing and mix of demand for products, or if contract manufacturers or other outsource providers fail to perform in a timely manner or at satisfactory quality levels, Applied’s ability to meet customer requirements could suffer, particularly during a market upturn.

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

Applied’s success depends in significant part on the protection of its intellectual property and other rights. Infringement of Applied’s rights by a third party, such as the unauthorized manufacture or sale of equipment or spare parts, could result in uncompensated lost market and revenue opportunities for Applied. Applied’s intellectual property rights may not provide significant competitive advantages if they are circumvented, invalidated, rendered obsolete by the rapid pace of technological change, or if Applied does not adequately protect or assert these rights. Furthermore, the laws and practices of other countries, including China, India, Taiwan and Korea, permit the protection and enforcement of Applied’s rights to varying extents, which may not be sufficient to adequately protect Applied’s rights. Applied previously entered into an arrangement with one of its competitors to decrease the risk of patent infringement lawsuits in the future. There can be no assurance that the intended results of this arrangement will be achieved or that Applied will be able to adequately protect its intellectual property rights with the restrictions associated with the arrangement. If Applied is not able to favorably resolve or settle claims, obtain or enforce intellectual property rights, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend its intellectual property position, Applied’s business, financial condition and results of operations could be materially and adversely affected and Applied may suffer harm to its reputation.

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

To better align with the increasingly international nature of its business, Applied is transitioning certain manufacturing, supply chain, and other operations into Asia, bringing these activities closer to customers. These changes are expected to result in a reduction of future operating costs. In Singapore, Applied has received authorization to use tax incentives that provide that certain income earned in Singapore will be subject to tax holidays or reduced income tax rates. To obtain the benefit of these tax provisions, Applied must meet requirements relating to various activities. Applied’s ability to realize benefits from these provisions could be materially affected if, among other things, applicable requirements are not met, or if Applied incurs net losses for which it cannot claim a deduction.

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

Applied is subject to various risks related to: (1) new, different, inconsistent or even conflicting laws, rules and regulations that may be enacted by legislative bodies and/or regulatory agencies in the countries in which Applied operates; (2) disagreements or disputes between national or regional regulatory agencies related to international trade; and (3) the interpretation and application of laws, rules and regulations. For example, as a public company with global operations, Applied is subject to the laws of multiple jurisdictions and the rules and regulations of various governing bodies, including those related to financial and other disclosures, corporate governance, privacy, and anti-corruption. Changes in laws, regulations and standards may create uncertainty regarding compliance matters. Efforts to comply with new and changing regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If Applied is found by a court or regulatory agency not to be in compliance with applicable laws, rules or regulations, Applied could be subject to legal or regulatory sanctions, the public’s perception of Applied could decline, and Applied’s business, financial condition and results of operations could be materially and adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of January 30, 2011 with respect to the shares of common stock repurchased by Applied during the first quarter of fiscal 2011.

				Maximum Dollar
			Total Number of	Value of Shares
		Average	Shares Purchased as	That May Yet be
	Total Number of	Price Paid	Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Program*	the Program*
	( In millions, except per share amounts)

Month #1
(November 1, 2010 to November 28, 2010)	1	$12.64	1	$1,641
Month #2
(November 29, 2010 to December 26, 2010)	5	$13.32	5	$1,572
Month #3
(December 27, 2010 to January 30, 2011)	5	$14.32	5	$1,500

Total	11	$13.74	11

*	On March 8, 2010, the Board of Directors approved a stock repurchase program for up to $2.0 billion in repurchases over the next three years, ending March 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit
No		Description

10.60		Amendment No. 8 to the Applied Materials, Inc. Executive Deferred Compensation Plan.
10.61		Amendment No. 4 to the Applied Materials, Inc. 2005 Executive Deferred Compensation Plan.
10.62		Settlement Agreement between Applied Materials, Inc. and Samsung Electronics Co., Ltd. dated November 1, 2010. (Confidential treatment has been requested for redacted portions of the agreement, which redacted portions have been separately provided to the Securities and Exchange Commission.)
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB	XBRL Taxonomy Extension Definition Linkbase Document
101	.PRE	XBRL Taxonomy Extension Label Linkbase Document
101	.DEF	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ GEORGE S. DAVIS
George S. Davis
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

February 28, 2011

By:	/s/ THOMAS S. TIMKO
Thomas S. Timko
Corporate Vice President,
Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)

February 28, 2011