Form 10-Q/A
period 2011-01-30
APPLIED MATERIALS INC /DE
filed 2011-05-19
CIK 6951

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

Explanatory Note
     This Amendment No. 1 to Form 10-Q (“Amendment”) amends the Quarterly Report on Form 10-Q of Applied Materials, Inc. (“Applied”) for the first fiscal quarter ended January 30, 2011, which was originally filed on February 28, 2011 (the “2Q’11 Form 10-Q”). Applied is filing this Amendment solely for the purpose of refiling Exhibit 10.62 in connection with a request for confidential treatment. This Amendment does not modify or update any part of or information set forth in the 2Q’11 Form 10-Q other than Exhibit 10.62.
PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit
No		Description

10	.60(1)	Amendment No. 8 to the Applied Materials, Inc. Executive Deferred Compensation Plan.
10	.61(1)	Amendment No. 4 to the Applied Materials, Inc. 2005 Executive Deferred Compensation Plan.
10.62		Settlement Agreement between Applied Materials, Inc. and Samsung Electronics Co., Ltd. dated November 1, 2010. (Confidential treatment has been requested for redacted portions of the agreement, which redacted portions have been separately provided to the Securities and Exchange Commission.)
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1(1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2(1)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS(1)	XBRL Instance Document
101	.SCH(1)	XBRL Taxonomy Extension Schema Document
101	.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB(1)	XBRL Taxonomy Extension Definition Linkbase Document
101	.PRE(1)	XBRL Taxonomy Extension Label Linkbase Document
101	.DEF(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)  Filed with the 2Q’11 Form 10-Q

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MATERIALS, INC.
By:	/s/ JOSEPH J. SWEENEY
Joseph J. Sweeney
Senior Vice President, General Counsel and Corporate Secretary

Dated: May 19, 2011

3