Form 10-Q
period 2011-05-01
APPLIED MATERIALS INC /DE
filed 2011-05-31
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2011
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

Number of shares outstanding of the issuer’s common stock as of May 1, 2011: 1,318,250,161

APPLIED MATERIALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MAY 1, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010
	(Unaudited)
	(In millions, except per share amounts)

Net sales	$2,862	$2,296	$5,549	$4,144
Cost of products sold	1,673	1,369	3,224	2,506

Gross margin	1,189	927	2,325	1,638
Operating expenses:
Research, development and engineering	297	306	567	575
General and administrative	112	126	224	250
Marketing and selling	107	100	216	198
Restructuring charges and asset impairments (Note 10)	(4)	9	(33)	113

Total operating expenses	512	541	974	1,136
Income from operations	677	386	1,351	502
Impairment of strategic investments	—	4	—	5
Interest expense	5	5	10	10
Interest income and other income, net	14	10	25	19

Income before income taxes	686	387	1,366	506
Provision for income taxes	197	123	371	159

Net income	$489	$264	$995	$347

Earnings per share:
Basic and Diluted	$0.37	$0.20	$0.75	$0.26
Weighted average number of shares:
Basic	1,320	1,345	1,322	1,343
Diluted	1,333	1,352	1,333	1,351

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS*

	May 1,	October 31,
	2011	2010
	(In millions)

ASSETS
Current assets:
Cash and cash equivalents (Notes 3 and 4)	$2,558	$1,858
Short-term investments (Notes 3 and 4)	750	727
Accounts receivable, net (Note 6)	1,916	1,831
Inventories (Note 7)	1,794	1,547
Deferred income taxes, net	545	513
Prepaid income taxes	110	—
Other current assets	271	289

Total current assets	7,944	6,765
Long-term investments (Notes 3 and 4)	1,269	1,307
Property, plant and equipment, net (Note 7)	898	963
Goodwill (Note 8)	1,336	1,336
Purchased technology and other intangible assets, net (Note 8)	236	287
Deferred income taxes and other assets	274	285

Total assets	$11,957	$10,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1	$1
Accounts payable and accrued expenses (Note 7)	1,760	1,766
Customer deposits and deferred revenue (Note 7)	1,279	847
Income taxes payable	211	274

Total current liabilities	3,251	2,888
Long-term debt	204	204
Employee benefits and other liabilities (Note 12)	320	315

Total liabilities	3,775	3,407

Commitments and contingencies (Note 14)
Stockholders’ equity (Note 11):
Common stock	13	13
Additional paid-in capital	5,524	5,406
Retained earnings	12,308	11,511
Treasury stock	(9,664)	(9,396)
Accumulated other comprehensive income	1	2

Total stockholders’ equity	8,182	7,536

Total liabilities and stockholders’ equity	$11,957	$10,943

*	Amounts as of May 1, 2011 are unaudited. Amounts as of October 31, 2010 are derived from the October 31, 2010 audited consolidated financial statements.

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
Six Months Ended May 1, 2011	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Total
	(Unaudited)
	(In millions)

Balance at October 31, 2010	1,328	$13	$5,406	$11,511	537	$(9,396)	$2	$7,536
Components of comprehensive income, net of tax:
Net income	—	—	—	995	—	—	—	995
Change in unrealized net gain on investments	—	—	—	—	—	—	(2)	(2)
Change in unrealized net gain on derivative instruments	—	—	—	—	—	—	2	2
Change in defined benefit plan liability	—	—	—	—	—	—	(1)	(1)

Comprehensive income								994
Dividends	—	—	—	(198)	—	—	—	(198)
Share-based compensation	—	—	72	—	—	—	—	72
Issuance under stock plans, net of a tax benefit of $4 million and other	9	—	46	—	—	—	—	46
Common stock repurchases	(19)	—	—	—	19	(268)	—	(268)

Balance at May 1, 2011	1,318	$13	$5,524	$12,308	556	$(9,664)	$1	$8,182

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	May 1,	May 2,
	2011	2010
	(Unaudited)
	(In millions)

Cash flows from operating activities:
Net income	$995	$347
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	128	163
Loss on fixed asset retirements	1	12
Provision for bad debts	—	6
Restructuring charges and asset impairments	(33)	113
Deferred income taxes	(17)	(75)
Net recognized loss on investments	5	14
Share-based compensation	72	62
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(85)	(365)
Inventories	(246)	(1)
Prepaid income taxes	(110)	185
Other current assets	20	(1)
Other assets	(2)	(9)
Accounts payable and accrued expenses	25	211
Customer deposits and deferred revenue	432	111
Income taxes payable	(64)	138
Employee benefits and other liabilities	8	(12)

Cash provided by operating activities	1,129	899

Cash flows from investing activities:
Capital expenditures	(81)	(98)
Proceeds from sale of facility	39	—
Cash paid for acquisition, net of cash acquired	—	(323)
Proceeds from sales and maturities of investments	904	540
Purchases of investments	(896)	(829)

Cash used in investing activities	(34)	(710)

Cash flows from financing activities:
Debt repayments, net	(1)	(5)
Proceeds from common stock issuances	59	97
Common stock repurchases	(268)	(100)
Payment of dividends to stockholders	(186)	(161)

Cash used in financing activities	(396)	(169)

Effect of exchange rate changes on cash and cash equivalents	1	—

Increase in cash and cash equivalents	700	20

Cash and cash equivalents — beginning of period	1,858	1,576

Cash and cash equivalents — end of period	$2,558	$1,596

Supplemental cash flow information:
Cash payments for income taxes	$556	$98
Cash refunds for income taxes	$2	$196
Cash payments for interest	$7	$7

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1	Basis of Presentation

Basis of Presentation

In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 31, 2010 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010 (2010 Form 10-K). Applied’s results of operations for the three and six months ended May 1, 2011 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2011 contains 52 weeks, while fiscal 2010 contained 53 weeks, and the first six months of fiscal 2011 contained 26 weeks, while the first six months of fiscal 2010 contained 27 weeks.

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

Revenue Recognition

Applied recognizes revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; seller’s price to buyer is fixed or determinable; and collectability is probable. Applied’s shipping terms are customarily FOB Applied shipping point or equivalent terms. Applied’s revenue recognition policy generally results in revenue recognition at the following points: (1) for all transactions where legal title passes to the customer upon shipment, Applied recognizes revenue upon shipment for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks is deferred, and that revenue is recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer technical acceptance; (3) for transactions where legal title does not pass at shipment, revenue is recognized when legal title passes to the customer, which is generally at customer technical acceptance; and (4) for arrangements containing multiple elements, the revenue relating to the undelivered elements is deferred using the relative selling price method utilizing estimated sales prices until delivery of the deferred elements. Applied limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or adjustment. In cases where Applied has sold products that have been demonstrated to meet product specifications prior to shipment, Applied believes that at the time of delivery, it has an enforceable claim to amounts recognized as revenue. The completed contract method is used for SunFabtm thin film production lines. Spare parts revenue is generally recognized upon shipment, and services revenue is generally recognized over the period that the services are provided.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010
	(In millions, except per share amounts)

Numerator:
Net income	$489	$264	$995	$347
Denominator:
Weighted average common shares outstanding	1,320	1,345	1,322	1,343
Effect of dilutive stock options, restricted stock units and employee stock purchase plans shares	13	7	11	8

Denominator for diluted income per share	1,333	1,352	1,333	1,351

Basic and diluted earnings per share	$0.37	$0.20	$0.75	$0.26
Potentially dilutive securities	18	40	18	43

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 3	Cash, Cash Equivalents and Investments

Summary of Cash, Cash Equivalents and Investments

The following tables summarizes Applied’s cash, cash equivalents and investments by security type:

		Gross	Gross
		Unrealized	Unrealized	Estimated
May 1, 2011	Cost	Gains	Losses	Fair Value
	(In millions)

Cash	$478	$—	$—	$478

Cash equivalents:
Money market funds	1,746	—	—	1,746
U.S. commercial paper, corporate bonds and medium-term notes	169	—	—	169
U.S. Treasury and agency securities	150	—	—	150
Obligations of states and political subdivisions	15	—	—	15

Total Cash equivalents	2,080	—	—	2,080

Total Cash and Cash equivalents	$2,558	$—	$—	$2,558

Short-term and long-term investments:
U.S. Treasury and agency securities	$543	$3	$—	$546
Obligations of states and political subdivisions	516	3	—	519
U.S. commercial paper, corporate bonds and medium-term notes	456	4	—	460
Other debt securities*	400	3	1	402

Total fixed income securities	1,915	13	1	1,927
Publicly traded equity securities	8	25	—	33
Equity investments in privately-held companies	59	—	—	59

Total short-term and long-term investments	$1,982	$38	$1	$2,019

Total Cash, Cash equivalents and Investments	$4,540	$38	$1	$4,577

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
		Unrealized	Unrealized	Estimated
October 31, 2010	Cost	Gains	Losses	Fair Value
	(In millions)

Cash	$701	$—	$—	$701

Cash equivalents:
Money market funds	1,139	—	—	1,139
Obligations of states and political subdivisions	18	—	—	18

Total Cash equivalents	1,157	—	—	1,157

Total Cash and Cash equivalents	$1,858	$—	$—	$1,858

Short-term and long-term investments:
U.S. Treasury and agency securities	$665	$8	$—	$673
Obligations of states and political subdivisions	500	5	—	505
U.S. commercial paper, corporate bonds and medium-term notes	502	7	—	509
Other debt securities*	261	3	1	263

Total fixed income securities	1,928	23	1	1,950
Publicly traded equity securities	9	16	—	25
Equity investments in privately-held companies	59	—	—	59

Total short-term and long-term investments	$1,996	$39	$1	$2,034

Total Cash, Cash equivalents and Investments	$3,854	$39	$1	$3,892

*	Other debt securities consist primarily of investment grade asset-backed and mortgage-backed securities.

Maturities of Investments

The following table summarizes the contractual maturities of Applied’s investments at May 1, 2011:

		Estimated
	Cost	Fair Value
	(In millions)

Due in one year or less	$710	$712
Due after one through five years	803	811
Due after five years	3	3
No single maturity date	466	493

	$1,982	$2,019

Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Gains and Losses on Investments

Gross realized gains and losses on sales of investments during the three and six months ended May 1, 2011 and May 2, 2010 were as follows:

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010

Gross realized gains	$8	$2	$13	$2
Gross realized losses	$1	$—	$1	$1

At May 1, 2011, Applied had a gross unrealized loss of $1 million related to its investment portfolio due to a decrease in the fair value of certain fixed income securities. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss was considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied has determined that the gross unrealized losses on its marketable securities at May 1, 2011 are temporary in nature and therefore it did not recognize any impairment of its marketable securities for the three and six months ended May 1, 2011. Applied did not recognize any impairment on its equity investments in privately-held companies for both the three and six months ended May 1, 2011. Applied determined that the gross unrealized losses on its marketable securities at May 2, 2010, were temporary in nature and therefore it did not recognize any impairment of its marketable securities for the three and six months ended May 2, 2010. During the first six months of fiscal 2010, Applied determined that certain of its equity investments in privately-held companies were other-than-temporarily impaired and, accordingly, recognized impairment charges in the amounts of $4 million and $5 million for the three and six months ended May 2, 2010, respectively.

The following table provides the fair market value of Applied’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired as of May 1, 2011.

	In Loss Position for
	Less Than 12 Months		Total
		Gross		Gross
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(In millions)

Other debt securities	$127	$1	$127	$1

Total	$127	$1	$127	$1

Unrealized gains and temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive income, net of any related tax effect. Upon realization, those amounts are reclassified from accumulated other comprehensive income to results of operations.

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

Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of May 1, 2011, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities (excluding cash balances) measured at fair value on a recurring basis are summarized below as of May 1, 2011 and October 31, 2010:

	May 1, 2011				October 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In millions)				(In millions)

Assets:
Money market funds	$1,746	$—	$—	$1,746	$1,139	$—	$—	$1,139
U.S. Treasury and agency securities	84	612	—	696	153	520	—	673
U.S. commercial paper, corporate bonds and medium-term notes	—	629	—	629	—	509	—	509
Obligations of states and political subdivisions	—	534	—	534	—	523	—	523
Other debt securities	—	402	—	402	—	263	—	263
Publicly traded equity securities	33	—	—	33	25	—	—	25
Foreign exchange derivative assets	—	10	—	10	—	6	—	6

Total	$1,863	$2,187	$—	$4,050	$1,317	$1,821	$—	$3,138

Liabilities:
Foreign exchange derivative liabilities	$—	$—	$—	$—	$—	$(1)	$—	$(1)

Total	$—	$—	$—	$—	$—	$(1)	$—	$(1)

There were no significant transfers in and out of Level 1 and Level 2 fair value measurements and there were no Level 3 investments during either the three or six months ended May 1, 2011 and May 2, 2010. Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements during the three and six months ended May 1, 2011 and May 2, 2010.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. Equity investments in privately-held companies totaled $59 million at May 1, 2011, of which $46 million of investments were accounted for under the cost method of accounting and $13 million of Level 3 investments had been measured at fair value on a non-recurring basis due to an other-than-temporary decline in value. At May 2, 2010, equity investments in privately-held companies totaled $68 million, of which $52 million of investments were accounted for under the cost method of accounting and $16 million of Level 3 investments had been measured at fair value on a non-recurring basis due to an other-than-temporary decline in value. There were no impairments in our equity investments in privately-held companies for the three and six months ended May 1, 2011.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following tables present the balances of equity securities at May 1, 2011 and May 2, 2010 that had been measured at fair value on a non-recurring basis, using the process described above, and the impairment charges recorded during the three months then ended:

				Total	Total
				Impairment for	Impairment for
				the Three	the Six Months
				Months Ended	Ended
	Level 1	Level 2	Level 3	May 1, 2011	May 1, 2011
(In millions)

Equity investments in privately-held companies measured at fair value on a non-recurring basis during fiscal 2011	$—	$—	$13	$—	$—

				Total	Total
				Impairment for	Impairment for
				the Three	the Six Months
				Months Ended	Ended
	Level 1	Level 2	Level 3	May 2, 2010	May 2, 2010
(In millions)

Equity investments in privately-held companies measured at fair value on a non-recurring basis during fiscal 2010	$—	$—	$16	$4	$5

At October 31, 2010, equity investments in privately-held companies totaled $59 million, of which $40 million of investments were accounted for under the cost method of accounting and $19 million of Level 3 investments had been measured at fair value on a non-recurring basis due to an other-than-temporary decline in value.

Other

The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. The carrying amount of Applied’s long-term debt at May 1, 2011 was $205 million and the estimated fair value was $242 million. At October 31, 2010, the carrying amount of long-term debt was $205 million and the estimated fair value was $238 million. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

financial instruments are recorded at their fair value in other current assets or in accounts payable and accrued expenses.

Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income or loss (AOCI) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to derivative instruments included in AOCI at May 1, 2011 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three and six months ended May 1, 2011 and May 2, 2010.

Additionally, forward exchange contracts are generally used to hedge certain foreign currency denominated assets or liabilities. These derivatives are typically entered into once per month and are not designated for hedge accounting treatment. Accordingly, changes in the fair value of these hedges are recorded in earnings to offset the changes in the fair value of the assets or liabilities being hedged.

Fair values of derivative instruments were as follows:

		Asset Derivatives			Liability Derivatives
	Balance Sheet	May 1,		Balance Sheet	May 1,
	Location	2011	October 31, 2010	Location	2011	October 31, 2010
		(In millions)			(In millions)

Derivatives Designated as Hedging Instruments

Foreign exchange contracts	Other current assets	$9	$5	Accrued expenses	$—	$1

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts	Other current assets	$1	$1	Accrued expenses	$—	$—

Total derivatives		$10	$6		$—	$1

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The effect of derivative instruments on the Consolidated Condensed Statement of Operations for the three and six months ended May 1, 2011 and May 2, 2010 was as follows:

		Three Months Ended May 1, 2011			Three Months Ended May 2, 2010
				Ineffective Portion			Ineffective Portion
				and Amount			and Amount
				Excluded from			Excluded from
				Effectiveness			Effectiveness
	Location of Gain	Effective Portion		Testing	Effective Portion		Testing
	or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)
	Reclassified from	Recognized in	Reclassified from	Recognized in	Recognized in	Reclassified from	Recognized in
	AOCI into Income	AOCI	AOCI into Income	Income	AOCI	AOCI into Income	Income
		(In millions)			(In millions)

Derivatives in Cash Flow Hedging Relationships

Foreign exchange contracts	Cost of products sold	$8	$1	$(1)	$1	$—	$—
Foreign exchange contracts	General and administrative	—	2	(1)	—	(2)	—

Total		$8	$3	$(2)	$1	$(2)	$—

		Six Months Ended May 1, 2011			Six Months Ended May 2, 2010
				Ineffective Portion			Ineffective Portion
				and Amount			and Amount
				Excluded from			Excluded from
				Effectiveness			Effectiveness
	Location of Gain	Effective Portion		Testing	Effective Portion		Testing
	or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)
	Reclassified from	Recognized in	Reclassified from	Recognized in	Recognized in	Reclassified from	Recognized in
	AOCI into Income	AOCI	AOCI into Income	Income	AOCI	AOCI into Income	Income
		(In millions)			(In millions)

Derivatives in Cash Flow Hedging Relationships

Foreign exchange contracts	Cost of products sold	$12	$5	$(3)	$(2)	$(1)	$—
Foreign exchange contracts	General and administrative	—	3	(1)	—	(1)	(1)

Total		$12	$8	$(4)	$(2)	$(2)	$(1)

		Three Months Ended		Six Months Ended
		May 1,	May 2,	May 1,	May 2,
		2011	2010	2011	2010
	Location of Gain
	or (Loss)
	Recognized in	Amount of Gain or (Loss)		Amount of Gain or (Loss)
	Income	Recognized in Income		Recognized in Income
		(In millions)		(In millions)

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts	General and administrative	$1	$7	$3	$(4)

Total		$1	$7	$3	$(4)

Credit Risk Contingent Features

If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position was not material as of May 1, 2011.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Entering into foreign exchange contracts with banks exposes Applied to credit-related losses in the event of the banks’ nonperformance. However, Applied does not consider its exposure to be significant.

Note 6	Accounts Receivable, Net

Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied also discounts letters of credit through various financial institutions. Applied sells its accounts receivable without recourse. Details of discounted letters of credit, factored accounts receivable and discounted promissory notes for the three and six months ended May 1, 2011 and May 2, 2010 were as follows:

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010
	(In millions)

Discounted letters of credit	$50	$26	$173	$53
Factored accounts receivable and discounted promissory notes	19	24	55	50

Total	$69	$50	$228	$103

Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for both periods presented.

Accounts receivable are presented net of allowance for doubtful accounts of $74 million at both May 1, 2011 and October 31, 2010. Applied sells principally to manufacturers within the semiconductor, display and solar industries. While Applied believes that its allowance for doubtful accounts is adequate and represents Applied’s best estimate as of May 1, 2011, Applied will continue to closely monitor customer liquidity and other economic conditions, which may result in changes to Applied’s estimates regarding collectability.

Note 7	Balance Sheet Detail

	May 1,	October 31,
	2011	2010
	(In millions)

Inventories
Customer service spares	$313	$324
Raw materials	413	260
Work-in-process	476	500
Finished goods	592	463

	$1,794	$1,547

Included in finished goods inventory is $229 million at May 1, 2011, and $148 million at October 31, 2010, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

		May 1,	October 31,
	Useful Life	2011	2010
	(In years)	(In millions)

Property, Plant and Equipment, Net
Land and improvements		$204	$227
Buildings and improvements	3-30	1,184	1,234
Demonstration and manufacturing equipment	3-5	677	670
Furniture, fixtures and other equipment	3-15	705	719
Construction in progress		24	19

Gross property, plant and equipment		2,794	2,869
Accumulated depreciation		(1,896)	(1,906)

		$898	$963

Accounts Payable and Accrued Expenses
Accounts payable	$814	$658
Compensation and employee benefits	377	435
Warranty	184	155
Dividends payable	105	93
Other accrued taxes	60	99
Restructuring reserve	23	104
Other	197	222

	$1,760	$1,766

Customer Deposits and Deferred Revenue
Customer deposits	$475	$407
Deferred revenue	804	440

	$1,279	$847

In the first quarter of fiscal 2011, Applied received $39 million in proceeds from the sale of a property located in North America and incurred a loss of $1 million on the transaction. At May 1, 2011, Applied had $66 million of assets held for sale.

Other accrued expenses included contractual termination obligation charges of $15 million and $40 million as of May 1, 2011 and October 31, 2010, respectively.

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

Applied conducted impairment tests in the fourth quarter of fiscal 2010, and the results of the first step of the impairment test indicated that Applied’s goodwill and purchased intangible assets with indefinite useful lives for each of its reporting units were not impaired. The purchased intangible assets with indefinite lives consisted primarily of a trade name. In the second quarter of fiscal 2011, Applied negotiated the divestiture of certain assets and determined the trade name included in assets held for sale to be impaired, and recorded $18 million of impairment charges.

Effective in the first quarter of fiscal 2011, Applied transferred its SunFab thin film solar product from the Energy and Environmental Solutions segment to the Applied Global Services segment. As a result of this transfer, Applied reallocated $17 million of goodwill from its Energy and Environmental Solutions segment to its Applied Global Services segment.

Details of goodwill and other indefinite-lived intangible assets were as follows:

	May 1, 2011			October 31, 2010
		Other			Other
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
	(In millions)

Silicon Systems Group	$381	$—	$381	$381	$—	$381
Applied Global Services	194	—	194	177	18	195
Display	116	—	116	116	—	116
Energy and Environmental Solutions	645	—	645	662	—	662

Carrying amount	$1,336	$—	$1,336	$1,336	$18	$1,354

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

Details of amortized intangible assets were as follows:

	May 1, 2011			October 31, 2010
		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total
	(In millions)

Silicon Systems Group	$310	$20	$330	$310	$20	$330
Applied Global Services	28	50	78	32	61	93
Display	110	33	143	110	33	143
Energy and Environmental Solutions	105	232	337	105	232	337

Gross carrying amount	$553	$335	$888	$557	$346	$903

Silicon Systems Group	$(252)	$(8)	$(260)	$(247)	$(6)	$(253)
Applied Global Services	(18)	(40)	(58)	(19)	(43)	(62)
Display	(99)	(23)	(122)	(96)	(23)	(119)
Energy and Environmental Solutions	(42)	(170)	(212)	(37)	(163)	(200)

Accumulated amortization	$(411)	$(241)	$(652)	$(399)	$(235)	$(634)

Carrying amount	$142	$94	$236	$158	$111	$269

Aggregate amortization expense was $13 million and $28 million for the three months ended May 1, 2011 and May 2, 2010, respectively, and $27 million and $53 million for the six months ended May 1, 2011 and May 2, 2010, respectively. In the second quarter of fiscal 2011, Applied negotiated the divestiture of certain assets held in the Applied Global Services segment and determined identified purchased technology and finite-lived intangible assets included in assets held for sale to be impaired, and recorded $6 million of impairment charges.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

As of May 1, 2011, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)

2011	$25
2012	50
2013	48
2014	40
2015	25
Thereafter	48

$236

Note 9	Borrowing Facilities

Applied has credit facilities for unsecured borrowings in various currencies of up to $1.1 billion, of which $1.0 billion is comprised of a 5-year revolving credit agreement with a group of banks that is scheduled to expire in January 2012. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at May 1, 2011. Remaining credit facilities in the amount of approximately $96 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both May 1, 2011 and October 31, 2010.

Note 10	Restructuring and Asset Impairments

On July 21, 2010, Applied announced a plan to restructure its Energy and Environmental Solutions segment, which was expected to impact between 400 to 500 positions globally. During the third quarter of fiscal 2010, Applied incurred employee severance charges of $45 million associated with this program. During the first quarter of fiscal 2011, as a result of changes in Applied’s operating environment and business requirements, Applied revised its workforce reduction under this program to approximately 200 positions and recorded a favorable adjustment of $28 million. The improved economic environment continued in the second quarter of fiscal 2011, and as a result Applied recorded an additional favorable adjustment of $8 million. As of May 1, 2011, the remaining severance accrual associated with restructuring reserves under this program was $2 million.

On November 11, 2009, Applied announced a restructuring program to reduce its global workforce as of October 25, 2009 by approximately 1,300 to 1,500 positions, or 10 to 12 percent, over a period of 18 months. During the first quarter of fiscal 2010, Applied recorded restructuring charges of $104 million associated with this program. During the third quarter of fiscal 2010, as a result of changes in business requirements, Applied revised its global workforce reduction under this program to approximately 1,000 positions and recorded a favorable adjustment of $20 million. The improved economic environment continued in the second quarter of fiscal 2011, and as a result Applied recorded an additional favorable adjustment of $19 million. As of May 1, 2011, the remaining severance accrual associated with restructuring reserves under this program was $16 million.

During the first and second quarters of fiscal 2011, Applied favorably adjusted the severance accrual associated with a global restructuring program announced in the first quarter of fiscal 2009 by $4 million and $1 million, respectively. As of May 1, 2011, no severance accrual remained under this program.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Changes in severance accruals associated with restructuring reserves for the six months ended May 1, 2011 were as follows:

Severance
(In millions)

Balance, October 31, 2010	$99
Consumption of reserves	(14)
Adjustment of restructuring reserves	(32)

Balance, January 30, 2011	53
Consumption of reserves	(7)
Adjustment of restructuring reserves	(28)

Balance, May 1, 2011	$18

In addition, as of May 1, 2011, Applied had $5 million in restructuring reserves associated with facilities.

During the second quarter of fiscal 2011, Applied incurred impairment charges of $24 million associated with certain intangible assets and purchased technology. See Note 8 of the Notes to Consolidated Condensed Financial Statement.

During the second quarter of fiscal 2010, Applied recorded an asset impairment charge of $9 million to write down a facility to its estimated fair value based on prices for comparable local properties. The facility was reclassified as an asset held for sale. In the first quarter of fiscal 2011, Applied recorded additional impairment charges of $3 million related to this facility.

Note 11	Stockholders’ Equity, Comprehensive Income and Share-Based Compensation

Comprehensive Income

Components of comprehensive income, on an after-tax basis where applicable, were as follows:

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010
		(In millions)

Net income	$489	$264	$995	$347
Change in unrealized net gain on investments	(1)	—	(2)	2
Change in unrealized net gain on derivative instruments
qualifying as cash flow hedges	3	2	2	1
Change in defined benefit plan liability	(1)	—	(1)	—
Foreign currency translation adjustments	—	(2)	—	(2)

Comprehensive income	$490	$264	$994	$348

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Components of accumulated other comprehensive income, on an after-tax basis where applicable, were as follows:

	May 1,	October 31,
	2011	2010
	(In millions)

Pension liability	$(40)	$(39)
Unrealized gain on investments, net	23	25
Unrealized gain on derivative instruments qualifying as cash flow hedges	6	4
Cumulative translation adjustments	12	12

	$1	$2

For further details on derivative instruments, see Note 5 of the Notes to Consolidated Condensed Financial Statements.

Stock Repurchase Program

On March 8, 2010, Applied’s Board of Directors approved a new stock repurchase program authorizing up to $2.0 billion in repurchases over the next three years ending in March 2013. Under this authorization, Applied renewed its systematic stock repurchase program and may also make supplemental stock repurchases from time to time, depending on market conditions, stock price and other factors. During the three months ended May 1, 2011, Applied repurchased 8 million shares of its common stock at an average price of $15.54 per share for a total cash outlay of $118 million. During the six months ended May 1, 2011, Applied repurchased 19 million shares of its common stock at an average price of $14.48 per share for a total cash outlay of $268 million.

During the three and six months ended May 2, 2010, Applied repurchased 8 million shares of its common stock at an average price of $13.10 per share for a total cash outlay of $100 million. In light of the planned Varian acquisition (discussed in Note 16 of Notes to Consolidated Condensed Financial Statements), Applied expects to temporarily reduce the amount of its stock repurchases.

Dividends

On March 8, 2011, Applied’s Board of Directors approved an increase in the quarterly cash dividend to $0.08 per share, payable on June 22, 2011 to stockholders of record as of June 1, 2011. In December 2010, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.07 per share that was paid on March 23, 2011 to stockholders of record as of March 2, 2011. Applied currently anticipates that it will continue to pay cash dividends on a quarterly basis in the future, although the declaration and amount of any future cash dividend are at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of Applied’s stockholders.

Share-Based Compensation

Applied has adopted stock plans that permit grants to employees of share-based awards, including stock options, restricted stock and restricted stock units (also referred to as “performance shares” under Applied’s principal equity compensation plan, the Employee Stock Incentive Plan). In addition, the Employee Stock Incentive Plan provides for the automatic grant of restricted stock units to non-employee directors and permits the grant of share-based awards to consultants. Applied also has two Employee Stock Purchase Plans, one generally for United States employees and a second for employees of international subsidiaries (collectively, ESPP), which enable eligible employees to purchase Applied common stock.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

During the three and six months ended May 1, 2011 and May 2, 2010, Applied recognized equity-based compensation expense related to stock options, ESPP shares, restricted stock units and restricted stock. Total equity-based compensation and related tax benefits were as follows:

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010
	(In millions)		(In millions)

Equity-based compensation	$38	$29	$72	$62
Tax benefit recognized	$11	$9	$21	$18

The effect of share-based compensation on the results of operations for the three and six months ended May 1, 2011 and May 2, 2010 was as follows:

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010
	(In millions)		(In millions)

Cost of products sold	$13	$8	$24	$13
Research, development, and engineering	12	10	22	22
General and administrative	9	7	18	16
Marketing and selling	4	4	8	11

Total share-based compensation	$38	$29	$72	$62

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

At May 1, 2011, Applied had $253 million in total unrecognized compensation expense, net of estimated forfeitures, related to stock option, restricted stock unit, restricted stock grants and ESPP, which will be recognized over a weighted average period of 2.8 years. At May 1, 2011, there were 156 million shares available for stock option, restricted stock unit, and restricted stock grants and an additional 56 million shares available for issuance under the ESPP.

Stock Options

Applied grants options to purchase shares of its common stock to employees and consultants. The exercise price of each stock option equals the fair market value of Applied common stock on the date of grant. Most options are scheduled to vest over four years and expire no later than seven years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Applied’s employee stock options have characteristics significantly different from those of publicly traded options. There were no stock options granted in the six months ended May 1, 2011.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Stock option activity for the six months ended May 1, 2011 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
	(In millions, except per share amounts)

Outstanding, at October 31, 2010	51	$15.04
Granted	—	$—
Exercised	(4)	$9.39
Canceled and forfeited	(13)	$21.16

Outstanding at May 1, 2011	34	$13.21

Exercisable at May 1, 2011	28	$14.30

Restricted Stock Units and Restricted Stock

Restricted stock units are converted into shares of Applied common stock upon vesting on a one-for-one basis. Restricted stock has the same rights as other issued and outstanding shares of Applied common stock except these shares have no right to dividends and are held in escrow until the award vests. Restricted stock units and awards of restricted stock typically vest over three to four years. Vesting of restricted stock units and restricted stock usually is subject to the grantee’s continued service with Applied and, in some cases, achievement of specified performance goals. The compensation expense related to these awards is determined using the fair market value of Applied common stock on the date of the grant, and the compensation expense is recognized over the vesting period. Beginning in fiscal 2007, Applied initiated a performance-based equity award program for named executive officers and other key employees. Awards of restricted stock units or restricted stock granted under this program vest only if specific performance goals set by the Human Resources and Compensation Committee of Applied’s Board of Directors (the Committee) are achieved and if the grantee remains employed by Applied through the applicable vesting date. The performance goals require the achievement of targeted adjusted annual operating profit margin levels as compared to Applied’s peer companies in at least one of the four fiscal years beginning with the fiscal year of the grant. The fair value of these performance-based awards is estimated using the fair market value of Applied common stock on the date of the grant and assumes that the specified performance goals will be achieved. If achieved, these awards vest over a specified remaining service period. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the service period and is reduced for estimated forfeitures. The Committee approved the grant of 2 million performance-based restricted stock units and 0.1 million performance-based shares of restricted stock under this program in the six months ended May 1, 2011. With respect to the performance-based awards granted in fiscal 2010, as of May 1, 2011, 40 percent of the awards had been earned, subject to additional time-based vesting requirements. The remaining 60 percent of the awards may still be earned, depending on future performance in one or more of fiscal years 2011 through 2013. With respect to most of the performance-based awards granted in fiscal 2008, as of May 1, 2011, 78 percent of the awards had been earned, subject to additional time-based vesting requirements. The remaining 22 percent of the awards may still be earned depending on performance during fiscal 2011.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Restricted stock unit and restricted stock activity for the six months ended May 1, 2011 was as follows:

		Weighted	Weighted
		Average	Average
		Grant Date	Remaining
	Shares	Fair Value	Contractual Term
	(In millions, except per share amounts)

Non-vested restricted stock units and restricted stock at October 31, 2010	18	$13.33	2.8 Years
Granted	14	$12.66
Vested	(3)	$13.59
Canceled	(1)	$13.27

Non-vested restricted stock units and restricted stock at May 1, 2011	28	$12.96	3.0 Years

Employee Stock Purchase Plans

Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Based on the Black-Scholes option pricing model, the weighted average estimated fair value of purchase rights under the ESPP was $3.61 and $3.00 for the three and six months ended May 1, 2011 and May 2, 2010, respectively. The number of shares issued under the ESPP during the three and six months ended May 1, 2011 and May 2, 2010 was 3 million and 2 million, respectively. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010

ESPP:
Dividend yield	1.98%	2.24%	1.98%	2.24%
Expected volatility	27%	33%	27%	33%
Risk-free interest rate	0.17%	0.18%	0.17%	0.18%
Expected life (in years)	0.5	0.5	0.5	0.5

Note 12	Employee Benefit Plans

Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries, and a plan that provides certain medical and vision benefits to eligible retirees. A summary of the

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

components of net periodic benefit costs of these defined and postretirement benefit plans for the three and six months ended May 1, 2011 and May 2, 2010 is presented below:

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010
	(In millions)		(In millions)

Service cost	$4	$3	$8	$7
Interest cost	3	4	7	7
Expected return on plan assets	(3)	(2)	(6)	(4)
Amortization of actuarial loss	1	—	1	—

Net periodic benefit cost	$5	$5	$10	$10

Note 13	Income Taxes

Applied’s effective income tax rate for the second quarter of fiscal 2011 and fiscal 2010 was a provision of 28.8 percent and 31.8 percent, respectively. Applied’s effective income tax rate for the first six months of fiscal 2011 and fiscal 2010 was a provision of 27.2 percent and 31.5 percent, respectively. The rates for the three and six months ended May 1, 2011 were both lower than the rates for the comparable periods in the prior year primarily due to an increase in income in jurisdictions outside the U.S. with lower tax rates. The tax rates for the three and six months ended May 1, 2011 further benefited from tax incentives offered in several jurisdictions. The tax rates for the three and six months ended May 1, 2011 and May 2, 2010 included the impact of restructuring charges. Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, and the tax rate on equity compensation. Management carefully monitors these factors and timely adjusts the interim income tax rate accordingly.

At May 1, 2011, income taxes payable amounted to $211 million as compared to $274 million at October 31, 2010, a decrease of $63 million. During the same period, prepaid income taxes increased by $110 million. The changes in income taxes payable and prepaid income taxes from October 31, 2010 to May 1, 2011 were primarily due to the timing of estimated tax payments as required by IRS regulations.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 14	Commitments and Contingencies

Warranty

Changes in the warranty reserves during the three and six months ended May 1, 2011 and May 2, 2010 were as follows:

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010
	(In millions)

Beginning balance	$173	$137	$155	$117
Provisions for warranty	48	32	99	66
Consumption of reserves	(37)	(29)	(70)	(43)

Ending balance	$184	$140	$184	$140

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

Guarantees

In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of May 1, 2011, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $53 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.

Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of May 1, 2011, Applied Materials Inc. has provided parent guarantees to banks for approximately $191 million to cover these services.

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

On December 14, 2009, all parties in these cases reached an agreement in principle to settle the matters. Without admitting any wrongdoing or fault, Semitool disclosed certain additional information in its Schedule 14D-9 filed with the Securities and Exchange Commission on December 14, 2009. Following the tender of shares

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

representing over 95 percent of the outstanding shares of Semitool common stock, the merger of Semitool into Applied’s acquisition subsidiary was completed on December 21, 2009. In November 2010, the parties filed their Stipulation and Agreement of Settlement, which provided, among other things, that plaintiffs agreed to release all known and unknown claims related to the tender offer and the merger (with certain exceptions), and defendants agreed not to object to an application by plaintiffs’ counsel for an award of attorneys’ fees and expenses in an amount up to $200,000. Under its order issued January 12, 2011, the Court preliminarily approved the stipulation and settlement and certified a class of Semitool’s public shareholders solely for purposes of settlement, comprised of all record and beneficial holders of Semitool common stock from November 17, 2009 through December 21, 2009 (subject to specified exclusions). The Court further approved, as to form and content, the notice to the class and set a settlement hearing for April 4, 2011. Following the hearing on April 4, 2011, the Court issued its order and final entry of judgment approving the settlement which, upon expiration of the applicable time period, will result in a complete and final discharge of all of plaintiffs’ claims.

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

In 2004, Applied filed a complaint for patent infringement against Jusung in the Hsinchu District Court in Taiwan seeking damages and a permanent injunction for infringement of a patent related to chemical vapor deposition (CVD) equipment. Jusung filed a counterclaim against Applied. On December 31, 2010, the Hsinchu District Court announced that it had ruled against Applied and dismissed the lawsuit and Jusung’s counterclaim. Applied appealed the dismissal of its lawsuit and Jusung appealed the dismissal of its counterclaim. Jusung unsuccessfully sought invalidation of Applied’s CVD patent in the Taiwanese Intellectual Property Office (TIPO). In September 2010, the Supreme Administrative Court dismissed Jusung’s appeal of the TIPO’s decision. In 2009, Jusung filed a second action with the TIPO seeking invalidation of Applied’s CVD patent, which remains pending.

In 2006, Applied filed an action in the TIPO challenging the validity of a Jusung patent related to separability of the transfer chamber on a CVD tool. Jusung sued Applied and AKT America in Hsinchu District Court in Taiwan alleging infringement of the same patent. In March 2009, the Hsinchu District Court dismissed Jusung’s lawsuit, and in October, 2010, the Taiwan Intellectual Property Court dismissed Jusung’s appeal. Separately, the TIPO granted Applied’s request for invalidation and also revoked Jusung’s patent. In January 2010, the Taiwan Intellectual Property Court granted Jusung’s appeal of the TIPO decision revoking its patent and remanded the matter to the TIPO for reconsideration of validity. TIPO subsequently granted another party’s request for invalidation of Jusung’s patent. Jusung appealed to the Taiwan Intellectual Property Court and Applied has intervened in the appeal. In November 2009, Applied filed an action in China with the Patent Reexamination Board of the State Intellectual Property Office seeking to invalidate this patent. On June 18, 2010, the Patent Reexamination Board issued a decision invalidating Jusung’s patent in China. Jusung has appealed this decision.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

Applied’s four reportable segments are: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Segment information is presented based upon Applied’s management organization structure as of May 1, 2011 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.

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

In fiscal 2010, as part of the restructuring of the Energy and Environmental Solutions segment, Applied discontinued sales to new customers of its fully-integrated SunFab production lines but continued to offer individual tools for thin film solar manufacturing. Applied is supporting existing SunFab customers with services,

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

upgrades and capacity increases through its Applied Global Services segment as these products are considered to have reached a particular stage in the product lifecycle. Effective in the first quarter of fiscal 2011, Applied accounts for thin film products under its Applied Global Services segment.

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

The Display segment includes products for manufacturing LCDs for TVs, personal computers, tablets, smart phones and other video-enabled devices.

The Energy and Environmental Solutions segment includes products for fabricating crystalline-silicon (c-Si) solar photovoltaic cells and modules, high throughput roll-to-roll coating systems for flexible electronics and web products, and systems used in the manufacture of energy-efficient glass.

Net sales and operating income (loss) for each reportable segment for the three and six months ended May 1, 2011 and May 2, 2010 were as follows:

	Three Months Ended		Six Months Ended
		Operating		Operating
	Net Sales	Income (Loss)	Net Sales	Income (Loss)
	(In millions)		(In millions)

May 1, 2011:
Silicon Systems Group	$1,453	$491	$2,950	$1,034
Applied Global Services	614	91	1,181	176
Display	158	31	305	58
Energy and Environmental Solutions	637	170	1,113	313

Total Segment	$2,862	$783	$5,549	$1,581

May 2, 2010:
Silicon Systems Group	$1,404	$498	$2,374	$803
Applied Global Services	456	89	881	153
Display	270	90	402	115
Energy and Environmental Solutions	166	(145)	487	(181)

Total Segment	$2,296	$532	$4,144	$890

Operating results for the three and six months ended May 1, 2011 included favorable adjustments of $8 million and $36 million, respectively, related to a restructuring program, announced in fiscal 2010, which was reported in the Energy and Environmental Solutions segment.

In the second quarter of fiscal 2011, Applied negotiated the divestiture of certain assets held in the Applied Global Services segment and determined identified intangible assets and purchased technology included in assets held for sale to be impaired. Results for the three and six months ended May 1, 2011 included impairment charges of $24 million, which were reported in the Applied Global Services segment.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Reconciliations of total segment operating income to Applied’s consolidated operating income for the three and six months ended May 1, 2011 and May 2, 2010 were as follows:

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010
	(In millions)		(In millions)

Total segment operating income	$783	$532	$1,581	$890
Corporate and unallocated costs	(126)	(137)	(251)	(275)
Restructuring and asset impairment benefit (charges), net	20	(9)	21	(113)

Income from operations	$677	$386	$1,351	$502

The following companies accounted for at least 10 percent of Applied’s net sales for the six months ended May 1, 2011, which were for products in multiple reportable segments.

May 1,
2011

Taiwan Semiconductor Manufacturing Company Limited	13%
Samsung Electronics Co., Ltd.	13%

As of May 1, 2011, accounts receivable for those customers that accounted for at least 10 percent of Applied’s net sales for the six months ended May 1, 2011, as a percentage of total accounts receivable, were as follows:

May 1,
2011

Taiwan Semiconductor Manufacturing Company Limited	18%
Samsung Electronics Co., Ltd.	10%

Note 16	Subsequent Event

On May 4, 2011, Applied and Varian Semiconductor Equipment Associates, Inc. (Varian) announced the signing of a definitive merger agreement (the Merger Agreement) under which Applied agreed to acquire Varian for $63 per share in cash for a total price of approximately $4.9 billion on a fully-diluted basis. Varian designs, manufactures, markets and services semiconductor processing equipment and is the leading supplier of ion implantation equipment used by chip makers around the world. Upon completion of the acquisition, Varian will operate within Applied’s Silicon Systems Group and will continue to be based in Gloucester, Massachusetts. The closing of the acquisition is subject to customary conditions, including approval by Varian’s shareholders and review by U.S. and international regulators.

Applied expects to fund the transaction with a combination of existing cash balances and debt. Subsequent to May 1, 2011, Applied put in place a $2 billion, one-year senior bridge loan facility and plans to arrange for long-term debt financing. Subsequent to May 1, 2011, Applied also put in place a new undrawn, four-year, $1.5 billion revolving credit facility, which replaced its previous undrawn $1 billion revolving credit facility.

The Merger Agreement contains certain termination rights and provides that (i) upon the termination of the Merger Agreement under specified circumstances, including, among others, by Varian to accept a superior offer or by Applied upon a change in the recommendation of Varian’s board of directors, Varian will owe Applied a cash termination fee of $147 million; and (ii) upon termination of the Merger Agreement due to the failure to obtain certain antitrust approvals, Applied will owe Varian a cash termination fee of $200 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements in this Quarterly Report on Form 10-Q and those made by the management of Applied, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Applied’s future financial or operating results, cash flows and cash deployment strategies, declaration of dividends, share repurchases, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, research and development, acquisitions and joint ventures, growth opportunities, customers, working capital, liquidity, financing plans, investment portfolio and policies, and legal proceedings and claims, as well as industry trends and outlooks. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part II, Item 1A, “Risk Factors,” below and elsewhere in this report. Other risks and uncertainties may be disclosed in Applied’s prior Securities and Exchange Commission (SEC) filings. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Applied undertakes no obligation to revise or update any forward-looking statements.

Overview

Applied provides manufacturing equipment, services and software to the global semiconductor, flat panel display, solar photovoltaic (PV) and related industries. Applied’s customers include manufacturers of semiconductor wafers and chips, flat panel liquid crystal displays (LCDs), solar PV cells and modules, and other electronic devices. These customers may use what they manufacture in their own end products or sell the items to other companies for use in advanced electronic components. Applied operates in four reportable segments: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. A summary of financial information for each reportable segment is found in Note 15 of Notes to Consolidated Condensed Financial Statements. A discussion of factors that could affect Applied’s operations is set forth under “Risk Factors” in Item 1A, which is incorporated herein by reference. Product development and manufacturing activities occur primarily in North America, Europe, Israel and Asia. Applied’s broad range of equipment and service products are highly technical and are sold primarily through a direct sales force.

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

The following table presents certain significant measurements for the three and six months ended May 1, 2011 and May 2, 2010:

	Three Months Ended			Six Months Ended
	May 1,	May 2,	Change	May 1,	May 2,	Change
	2011	2010	2011 over 2010	2011	2010	2011 over 2010
	(In millions, except percentages)

New orders	$3,185	$2,533	$652	$6,157	$4,498	$1,659
Net sales	$2,862	$2,296	$566	$5,549	$4,144	$1,405
Gross margin	$1,189	$927	$262	$2,325	$1,638	$687
Gross margin percent	41%	40%	1 point	42%	40%	2 points
Operating income	$677	$386	$291	$1,351	$502	$849
Operating margin percent	24%	17%	7 points	24%	12%	12 points
Net income	$489	$264	$225	$995	$347	$648
Earnings per share	$0.37	$0.20	$0.17	$0.75	$0.26	$0.49

Fiscal year 2011 is a 52-week year with 26 weeks in the first six months, while fiscal year 2010 was a 53-week year with 27 weeks in the first six months.

Financial results for the second quarter of fiscal 2011 reflected continued demand for Applied’s semiconductor equipment and services and increased demand for crystalline silicon (c-Si) solar PV products due to more favorable global economic and industry conditions compared to the second quarter of fiscal 2010. Total orders, net sales and net income in the quarter increased year-over-year, primarily due to continued demand for semiconductor equipment and services and c-Si products. Operating income for the second quarter of fiscal 2011 included a favorable adjustment to restructuring reserves of $28 million, offset in part by asset impairment charges of $24 million, while net income for the second quarter of fiscal of 2010 included asset impairment charges of $9 million.

Financial results for the first six months of fiscal 2011 similarly reflected increased demand across all segments due to more favorable global economic and industry conditions compared to the first six months of fiscal 2010. Total orders, net sales and net income for the first six months of fiscal 2011 increased year-over-year, due to increased demand for semiconductor equipment and services and c-Si products. Operating income for the first six months of fiscal 2011 included a favorable adjustment to restructuring reserves of $60 million, offset in part by asset impairment charges of $27 million, while net income for the first six months of 2010 included restructuring charges of $104 million and asset impairment charges of $9 million.

On May 4, 2011, Applied and Varian Semiconductor Equipment Associates, Inc. (Varian) announced the signing of a definitive merger agreement (the Merger Agreement) under which Applied agreed to acquire Varian for $63 per share in cash for a total price of approximately $4.9 billion on a fully-diluted basis. Varian designs, manufactures, markets and services semiconductor processing equipment and is the leading supplier of ion implantation equipment used by chip makers around the world. Upon completion of the acquisition, Varian will operate within Applied’s Silicon Systems Group and will continue to be based in Gloucester, Massachusetts. The closing of the acquisition is subject to customary conditions, including approval by Varian’s shareholders and review by U.S. and international regulators. Applied expects to fund the transaction with a combination of existing cash balances and debt. Applied has put in place a $2 billion, one-year senior bridge loan facility and plans to arrange for long-term debt financing. Applied also has in place a new undrawn, four-year, $1.5 billion revolving credit facility, which replaced its previous undrawn $1 billion revolving credit facility.

In addition, in March 2011, Japan experienced a significant earthquake, aftershocks and a tsunami that resulted in widespread damage and business interruptions throughout the country. Certain of Applied’s customers and suppliers are located in Japan and the Company also has sales and service centers in the country. Applied has not experienced any material impact on its business or operations to date and it has taken actions to enhance its ability to meet customers’ requirements.

Results of Operations

New Orders

New orders by geographic region, determined by the product shipment destination specified by the customer, for the three and six months ended May 1, 2011 and May 2, 2010 were as follows:

	Three Months Ended					Six Months Ended
	May 1,		Change	May 2,		May 1,		Change	May 2,
	2011		2011 over 2010	2010		2011		2011 over 2010	2010
	($)	(%)	(%)	($)	(%)	($)	(%)	(%)	($)	(%)
	(In millions, except percentages and per share amounts)

Taiwan	782	25	19	655	26	1,528	25	16	1,314	29
China	668	21	21	551	22	1,322	21	73	766	17
Korea	367	12	(35)	561	22	593	10	(37)	948	21
Japan	269	8	70	158	6	456	7	36	335	8
Southeast Asia	143	4	(6)	152	6	278	4	—	277	6

Asia Pacific	2,229	70	7	2,077	82	4,177	67	15	3,640	81
North America(*)	710	22	137	300	12	1,389	23	150	556	12
Europe	246	8	58	156	6	591	10	96	302	7

Total	3,185	100	26	2,533	100	6,157	100	37	4,498	100

*	Primarily the United States.

New orders of $3.2 billion for the second quarter of fiscal 2011 were up 26 percent from the second quarter of fiscal 2010. The increase was primarily attributable to an increase in demand for semiconductor equipment from foundry and logic customers, as well as increased demand for c-Si products. New orders of $6.2 billion for the first six months of fiscal 2011 were up 37 percent from the first six months of fiscal 2010. The increase was primarily attributable to an increase in demand for semiconductor equipment from logic and foundry customers, as well as increased demand for c-Si products from solar manufacturers. For the three and six months ended May 1, 2011, customers in Taiwan, North America, and China combined represented slightly more than two thirds of total new orders.

New orders by reportable segment for the three and six months ended May 1, 2011 and May 2, 2010 were as follows:

	Three Months Ended					Six Months Ended
	May 1,		Change	May 2,		May 1,		Change	May 2,
	2011		2011 over 2010	2010		2011		2011 over 2010	2010
	($)	(%)	(%)	($)	(%)	($)	(%)	(%)	($)	(%)
	(In millions, except percentages)

Silicon Systems Group	1,715	54	21	1,416	56	3,325	54	30	2,551	57
Applied Global Services	603	19	25	483	19	1,155	19	21	957	21
Display	255	8	—	256	10	397	6	4	382	8
Energy and Environmental Solutions	612	19	62	378	15	1,280	21	111	608	14

Total	3,185	100	26	2,533	100	6,157	100	37	4,498	100

The Silicon Systems Group’s relative share of total new orders decreased in the three and six months ended May 1, 2011 as compared to the three and six months ended May 2, 2010, while the relative share of new orders in the Energy and Environmental Solutions segment increased.

Applied’s backlog for the most recent three fiscal quarters was as follows: $3.9 billion at May 1, 2011, $3.5 billion at January 30, 2011, and $3.2 billion at October 31, 2010. Backlog increased in the second quarter of fiscal 2011 primarily due to increases in new orders for the Silicon Systems Group segment and the Energy and Environmental Solutions segment reflecting increased demand for semiconductor equipment and c-Si products, respectively. Backlog consists of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; (2) contractual service revenue and maintenance fees to be earned within the next 12 months; and (3) orders for SunFab lines that are anticipated to be recognized as revenue within the next 12 months. Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods, due to the potential for customer changes in delivery schedules or cancellation of orders. The majority of sales in the Silicon Systems Group, Applied’s largest business segment, were from orders received and shipped in the same quarter.

Net Sales

Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped, for the three and six months ended May 1, 2011 and May 2, 2010 were as follows:

	Three Months Ended					Six Months Ended
	May 1,		Change	May 2,		May 1,		Change	May 2,
	2011		2011 over 2010	2010		2011		2011 over 2010	2010
	($)	(%)	(%)	($)	(%)	($)	(%)	(%)	($)	(%)
	(In millions, except percentages)

China	741	26	219	232	10	1,415	26	278	374	9
Taiwan	650	23	(7)	699	30	1,286	23	6	1,213	29
Korea	299	10	(53)	632	28	468	8	(51)	964	23
Japan	208	7	(11)	233	10	374	7	(8)	407	10
Southeast Asia	185	7	76	105	5	339	6	41	241	6

Asia Pacific	2,083	73	10	1,901	83	3,882	70	21	3,199	77
North America(*)	467	16	103	230	10	1,077	19	129	471	11
Europe	312	11	89	165	7	590	11	24	474	12

Total	2,862	100	25	2,296	100	5,549	100	34	4,144	100

*	Primarily the United States.

Net sales of $2.9 billion for the second quarter of fiscal 2011 were up 25 percent from the second quarter of fiscal 2010. For three and six months ended May 1, 2011, customers in China, Taiwan, and North America combined represented about two thirds of total net sales. Net sales of $5.5 billion for the first six months of fiscal 2011 were up 34 percent from the first six months of fiscal 2010. For the three and six months ended May 1, 2011, the majority of net sales in China reflected purchases of c-Si products by solar PV manufacturers, and the majority of net sales in Taiwan were due to purchases of semiconductor products by logic and foundry customers.

Net sales by reportable segment for the three and six months ended May 1, 2011 and May 2, 2010 were as follows:

	Three Months Ended					Six Months Ended
	May 1,		Change	May 2,		May 1,		Change	May 2,
	2011		2011 over 2010	2010		2011		2011 over 2010	2010
	($)	(%)	(%)	($)	(%)	($)	(%)	(%)	($)	(%)
	(In millions, except percentages)

Silicon Systems Group	1,453	51	3	1,404	61	2,950	53	24	2,374	57
Applied Global Services	614	21	35	456	20	1,181	21	34	881	21
Display	158	6	(41)	270	12	305	6	(24)	402	10
Energy and Environmental Solutions	637	22	284	166	7	1,113	20	129	487	12

Total	2,862	100	25	2,296	100	5,549	100	34	4,144	100

The Silicon Systems Group’s relative share of total net sales decreased for the three and six months ended May 1, 2011 as compared to the three and six months ended May 2, 2010, while net sales in the Energy and Environmental Solutions segment increased significantly.

Gross Margin

Gross margins for the three and six months ended May 1, 2011 and May 2, 2010 were as follows:

	Three Months Ended			Six Months Ended
	May 1,	May 2,	Change	May 1,	May 2,	Change
	2011	2010	2011 over 2010	2011	2010	2011 over 2010
	(In millions, except percentages)

Gross margin	$1,189	$927	$262	$2,325	$1,638	$687
Gross margin (% of net sales)	41%	40%	1 point	42%	40%	2 points

The increases in the gross margin for both the three and six months ended May 1, 2011 from the three and six months ended May 2, 2010 were principally attributable to higher net sales, more favorable product mix, higher factory utilization, lower costs from continued transition of the manufacturing of certain Silicon Systems Group products to Applied’s Singapore Operations Center, and continued cost control measures. Gross margin during the second quarters of fiscal 2011 and 2010 included $13 million and $8 million of share-based compensation expense, respectively. Gross margin during the first six months of fiscal 2011 and 2010 included $24 million and $13 million of share-based compensation expense, respectively.

Research, Development and Engineering

Research, Development and Engineering (RD&E) expenses for the three and six months ended May 1, 2011 and May 2, 2010 were as follows:

	Three Months Ended			Six Months Ended
	May 1,	May 2,	Change	May 1,	May 2,	Change
	2011	2010	2011 over 2010	2011	2010	2011 over 2010
	(In millions)

Research, development and engineering	$297	$306	$(9)	$567	$575	$(8)

Applied’s future operating results depend to a considerable extent on its ability to maintain a competitive advantage in the equipment and service products it provides. Applied believes that it is critical to continue to make substantial investments in RD&E to assure the availability of innovative technology that meets the current and projected requirements of its customers’ most advanced designs. Applied historically has maintained its commitment to investing in RD&E in order to continue to offer new products and technologies. The reduction in RD&E expense for the three and six months ended May 1, 2011 as compared to the comparable 2010 periods was principally due to the reduction of the thin film development activities. RD&E expense during the second quarters of fiscal 2011 and 2010 included $12 million and $10 million of share-based compensation expense, respectively. RD&E expense during the first six months of both fiscal 2011 and 2010 included $22 million of share-based compensation expense. Development cycles range from 12 to 36 months depending on whether the product is an enhancement of an existing product, which typically has a shorter development cycle, or a new product, which typically has a longer development cycle. Most of Applied’s existing products resulted from internal development activities and innovations involving new technologies, materials and processes. From time to time, Applied also acquires technologies, either in existing or new product areas, to complement its existing technology capabilities and to reduce time to market.

Marketing, Selling, General and Administrative

Marketing, selling, general and administrative expenses for the three and six months ended May 1, 2011 and May 2, 2010 were as follows:

	Three Months Ended			Six Months Ended
	May 1,	May 2,	Change	May 1,	May 2,	Change
	2011	2010	2011 over 2010	2011	2010	2011 over 2010
	(In millions)

Marketing, selling, general and administrative	$219	$226	$(7)	$440	$448	$(8)

The decrease in marketing, selling, general and administrative expenses for both the three and six months ended May 1, 2011 reflected lower general and administrative expenses as a result of the restructuring of the Energy and Environmental Solutions segment that occurred in the third quarter of fiscal 2010, offset in part by increased marketing and selling expenses. Marketing, selling and general and administrative expenses during the second quarters of fiscal 2011 and 2010 included $13 million and $11 million of share-based compensation expense, respectively. Foreign currency fluctuation gain in the second quarter of fiscal 2011 amounted to $19 million as compared to a loss of $3 million in the second quarter of fiscal 2010. Marketing, selling and general and administrative expenses during the first six months of fiscal 2011 and 2010 included $26 million and $27 million of share-based compensation expense, respectively. Foreign currency fluctuation gain in the six months ended May 1, 2011 amounted to $13 million as compared to a loss of $3 million in the six months ended May 2, 2010.

Restructuring and Asset Impairments

Restructuring and asset impairment expenses for the three and six months ended May 1, 2011 and May 2, 2010 were as follows:

	Three Months Ended			Six Months Ended
	May 1,	May 2,	Change	May 1,	May 2,	Change
	2011	2010	2011 over 2010	2011	2010	2011 over 2010
	(In millions)

Restructuring and asset impairments	$(4)	$9	$(13)	$(33)	$113	$(146)

On July 21, 2010, Applied announced a plan to restructure its Energy and Environmental Solutions segment, which was expected to impact between 400 to 500 positions globally. During the third quarter of fiscal 2010, Applied incurred employee severance charges of $45 million associated with this program. During the first quarter of fiscal 2011, as a result of changes in Applied’s operating environment and business requirements, Applied revised its workforce reduction under this program to approximately 200 positions and recorded a favorable adjustment of $28 million. The improved economic environment continued in the second quarter of fiscal 2011, and as a result Applied recorded an additional favorable adjustment of $8 million. As of May 1, 2011, the remaining severance accrual associated with restructuring reserves under this program was $2 million.

On November 11, 2009, Applied announced a restructuring program to reduce its global workforce as of October 25, 2009 by approximately 1,300 to 1,500 positions, or 10 to 12 percent, over a period of 18 months. During the first quarter of fiscal 2010, Applied recorded restructuring charges of $104 million associated with this program. During the third quarter of fiscal 2010, as a result of changes in business requirements, Applied revised its global workforce reduction under this program to approximately 1,000 positions and recorded a favorable adjustment of $20 million. The improved economic environment continued in the second quarter of fiscal 2011, and as a result Applied recorded an additional favorable adjustment of $19 million. As of May 1, 2011, the remaining severance accrual associated with restructuring reserves under this program was $16 million.

During the first and second quarters of fiscal 2011, Applied favorably adjusted the severance accrual associated with a global restructuring program announced in the first quarter of fiscal 2009 by $4 million and $1 million, respectively. As of May 1, 2011, no severance accrual remained under this program.

During the second quarter of fiscal 2011, Applied incurred impairment charges of $24 million associated with certain intangible assets and purchased technology. See Note 8 of Notes to Consolidated Condensed Financial Statements.

During the second quarter of fiscal 2010, Applied recorded an asset impairment charge of $9 million to write down a facility to its estimated fair value based on prices for comparable local properties. The facility was reclassified as an asset held for sale. In the first quarter of fiscal 2011, Applied recorded additional impairment charges of $3 million related to this facility.

For further details, see Note 10 of Notes to Consolidated Condensed Financial Statements.

Net Interest Income and Other Income, Net

Net interest income and other income, net, for the three and six months ended May 1, 2011 and May 2, 2010 were as follows:

	Three Months Ended			Six Months Ended
	May 1,	May 2,	Change	May 1,	May 2,	Change
	2011	2010	2011 over 2010	2011	2010	2011 over 2010
	(In millions)

Net interest income and other income, net	$9	$5	$4	$15	$9	$6

The increases in net interest income and other income, net for both the three and six months ended May 1, 2011 were primarily due to an increase in gains realized on sale of investment securities.

Income Taxes
+

Income tax expenses for the three and six months ended May 1, 2011 and May 2, 2010 were as follows:

	Three Months Ended			Six Months Ended
	May 1,	May 2,	Change	May 1,	May 2,	Change
	2011	2010	2011 over 2010	2011	2010	2011 over 2010
	(In millions, except percentages)

Provision for income taxes	$197	$123	$74	$371	$159	$212
Effective income tax rate	29%	32%	(3) points	27%	31%	(4) points

The rates for the first three and first six months ended May 1, 2011 were both lower than the rates for the comparable periods in the prior year primarily due to an increase in income in jurisdictions outside the U.S. with lower tax rates. The tax rates for the three and six months ended May 1, 2011 further benefited from tax incentives offered in several jurisdictions. The tax rates for the three and six months ended May 1, 2011 and May 2, 2010 included the impact of restructuring charges. Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, and the tax rate on equity compensation. Management carefully monitors these factors and timely adjusts the interim income tax rate accordingly.

At May 1, 2011, income taxes payable amounted to $211 million as compared to $274 million at October 31, 2010, a decrease of $63 million. During the same period, prepaid income taxes increased by $110 million. The changes in income taxes payable and prepaid income taxes from October 31, 2010 to May 1, 2011 were primarily due to the timing of estimated tax payments as required by IRS regulations.

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

Factors that influenced the competitive environment for the Silicon Systems Group in the first six months of fiscal 2011 included the rebound in the semiconductor industry, driven by higher demand for consumer and computing devices. Higher factory utilization rates and tight device supply led manufacturers to increase their wafer fab equipment (WFE) capital spending, which is the major driver for Silicon Systems Group net sales.

Certain significant measures for the three and six months ended May 1, 2011 and May 2, 2010 were as follows:

	Three Months Ended				Six Months Ended
	May 1,	May 2,	Change		May 1,	May 2,	Change
	2011	2010	2011 over 2010		2011	2010	2011 over 2010
	(In millions, except percentages)

New orders	$1,715	$1,416	$299	21%	$3,325	$2,551	$774	30%
Net sales	1,453	1,404	49	3%	2,950	2,374	576	24%
Operating income	491	498	(7)	(1)%	1,034	804	230	29%
Operating margin	34%	35%		(1) point	35%	34%		1 point

New orders increased by $299 million to $1.7 billion for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. The increases in new orders for the three months ended May 1, 2011 were primarily from foundry and logic customers partially offset by decreased orders from memory customers. New orders also increased by $774 million to $3.3 billion for the first six months of fiscal 2011 compared to the first six months of fiscal 2010. The increases in new orders for the six months ended May 1, 2011 were primarily from logic and foundry customers, while orders from memory customers declined.

New orders for the Silicon Systems Group by end use application for the three and six months ended May 1, 2011 and May 2, 2010 were as follows:

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010

Foundry	47%	37%	51%	39%
Memory	28%	51%	25%	50%
Logic and other	25%	12%	24%	11%

	100%	100%	100%	100%

Net sales increased by $49 million to $1.5 billion for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010, and also increased by $576 million to $3.0 billion for the first six months of fiscal 2011 compared to the first six months of fiscal 2010. The increases in net sales for the three and six months ended May 1, 2011 were from logic and foundry customers, while investment from memory customers declined. Three customers accounted for 58 percent of net sales in this segment in the first six months of fiscal 2011. Approximately 59 percent of net sales in the second quarter of fiscal 2011 were for orders received and shipped within the quarter.

The following regions accounted for at least 30 percent of total net sales for the Silicon Systems Group segment for either the three or six months ended May 1, 2011 and May 2, 2010:

	Three Months Ended					Six Months Ended
	May 1,		Change	May 2,		May 1,		Change	May 2,
	2011		2011 over 2010	2010		2011		2011 over 2010	2010
	($)	(%)	(%)	($)	(%)	($)	(%)	(%)	(%)	(%)
	(In millions, except percentages)

Taiwan	453	31	(7)	489	35	866	29	1	859	36
Korea	210	14	(54)	453	32	328	11	(55)	723	30

In the second quarter of fiscal 2011, customers in Taiwan and Korea accounted for 45 percent of total net sales for the Silicon Systems Group segment as compared to 67 percent in the second quarter of fiscal 2010. For the first six months of fiscal 2011, customers in Taiwan and Korea accounted for 40 percent of total net sales for the Silicon Systems Group segment as compared to 66 percent for the first six months of fiscal 2010.

The book to bill ratio (new orders divided by net sales) increased to 1.2 for the second quarter of fiscal 2011 compared to 1.0 for the second quarter of fiscal 2010. The increase for the three months ended May 1, 2010 reflected a higher year-over-year increase in demand. The book to bill ratio was 1.1 for the first six months of both fiscal 2011 and fiscal 2010.

Operating income decreased by $7 million to $491 million for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. The decrease in operating income for the three months ended May 1, 2011 was due to an increase in operating expenses. Operating income increased by $230 million to $1.0 billion for the first six months of fiscal 2011 compared to the first six months of fiscal 2010. Operating income for the six months ended May 1, 2011 increased due to higher revenue from semiconductor equipment sales and reflected the recovery in the semiconductor equipment industry during the first half of fiscal 2011 and lower costs from continued transition of the manufacturing of certain products to Applied’s Singapore Operations Center.

Operating results of the Silicon Systems Group may be affected by an agreement between Applied and Samsung Electronics Co., Ltd (Samsung) that is generally effective for a three-year period from November 1, 2010, which provides in part for volume-based rebates and other incentives to Samsung. The financial impact of the rebates and incentives on the segment is highly variable and depends on the volume of semiconductor equipment purchases by Samsung.

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

In fiscal 2010, as part of the restructuring of the Energy and Environmental Solutions segment, Applied discontinued sales to new customers of its fully-integrated SunFab production lines but continued to offer individual tools for thin film solar manufacturing. Applied is supporting existing SunFab customers with services, upgrades and capacity increases through its Applied Global Services segments these products are considered to have reached a particular stage in the product lifecycle. Effective in the first quarter of fiscal 2011, Applied accounts for SunFab thin film products under its Applied Global Services segment.

Industry conditions that affected Applied Global Services’ sales of spares and services in the first six months of fiscal 2011 were principally semiconductor manufacturers’ wafer starts as well as additions to the tool installed base.

Certain significant measures for the three and six months ended May 1, 2011 and May 2, 2010 were as follows:

	Three Months Ended				Six Months Ended
	May 1,	May 2,	Change		May 1,	May 2,	Change
	2011	2010	2011 over 2010		2011	2010	2011 over 2010
			(In millions, except percentages)

New orders	$603	$483	$120	25%	$1,155	$957	$198	21%
Net sales	614	456	158	35%	1,181	881	300	34%
Operating income	91	89	2	1%	176	153	23	15%
Operating margin	15%	20%		(5) points	15%	17%		(2) points

New orders increased by $120 million to $603 million for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010, and also increased by $198 million to $1.2 billion for the first six months of fiscal 2011 compared to the first six months of fiscal 2010. The increases in new orders for the three and six months ended May 1, 2011 were primarily due to higher demand for spare parts and refurbished equipment, reflecting customers’ higher factory utilization rates.

Net sales increased by $158 million to $614 million for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010, and also increased by $300 million to $1.2 billion for the first six months of fiscal

2011 compared to the first six months of fiscal 2010. The increases in net sales for the three and six months ended May 1, 2011 were due primarily to higher sales of refurbished equipment.

The book to bill ratio decreased to 1.0 for the second quarter of fiscal 2011 compared to 1.1 for the second quarter of fiscal 2010. The book to bill ratio decreased to 1.0 for the first six months of fiscal 2011 compared to 1.1 for the first six months of fiscal 2010. The decrease for both the three and six months ended May 1, 2011 reflected a higher year-over-year increase in net sales relative to demand.

Operating income increased by $2 million to $91 million for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. Operating income increased by $23 million to $176 million for the first six months of fiscal 2011 compared to the first six months of fiscal 2010. The increases in operating income for the three and six months ended May 1, 2011 primarily reflected increased sales and improved gross margins of refurbished equipment and included impairment charges of $24 million. The decreases in operating margin for the three and six months ended May 1, 2011 were due to changes in product mix and impairment charges incurred.

Display Segment

The Display segment encompasses products for manufacturing LCDs for TVs, personal computers, tablets, smart phones, and other video-enabled devices. The segment is focused on expanding market share by differentiation with larger-scale substrates, entry into new markets, and development of products to enable cost reductions through productivity and uniformity.

The competitive environment for Applied’s Display segment in the first half of fiscal 2011, as compared to the fourth quarter of fiscal 2010 was characterized by decreased capacity requirements for larger flat panel televisions and growing global demand for touch screen devices.

Certain significant measures for the three and six months ended May 1, 2011 and May 2, 2010 were as follows:

	Three Months Ended				Six Months Ended
	May 1,	May 2,	Change		May 1,	May 2,	Change
	2011	2010	2011 over 2010		2011	2010	2011 over 2010
	(In millions, except percentages)

New orders	$255	$256	$(1)	—	$397	$382	$15	4%
Net sales	158	270	(112)	(41)%	305	402	(97)	(24)%
Operating income	31	90	(59)	(66)%	58	115	(57)	(50)%
Operating margin	19%	33%		(14) points	19%	29%		(10) points

New orders remained essentially flat for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010, and increased by $15 million to $397 million for the first six months of fiscal 2011 compared to the first six months of fiscal 2010. The increase in new orders for the six months ended May 1, 2011 reflected increased demand from major panel makers for touch panel and Low-Temperature Polycrystalline Silicon (LTPS) systems.

Net sales decreased by $112 million to $158 million for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010, and also decreased by $97 million to $305 million for the first six months of fiscal 2011 compared to the first six months of fiscal 2010. The decreases in net sales for the three and six months ended May 1, 2011 reflected decreased demand for core LCD products, partially offset by increased demand for touch panel and LTPS systems. One customer accounted for 32 percent of net sales in the Display segment in the first six months of fiscal 2011.

The following regions accounted for at least 30 percent of total net sales for the Display Group segment for either the three or six months ended May 1, 2011 and May 2, 2010:

	Three Months Ended					Six Months Ended
	May 1,		Change	May 2,		May 1,		Change	May 2,
	2011		2011 over 2010	2010		2011		2011 over 2010	2010
	($)	(%)	(%)	($)	(%)	($)	(%)	(%)	($)	(%)
	(In millions, except percentages)

China	82	52	91	43	16	143	47	110	68	17
Korea	20	13	(85)	129	48	20	7	(87)	150	37
Taiwan	18	11	(79)	85	32	99	32	(26)	133	33

Customers in China accounted for 52 percent of net sales in this segment for the second quarter of fiscal 2011. In the second quarter of fiscal 2010, customers in Korea and Taiwan accounted for 80 percent of total net sales for the Display segment. For the first six months of fiscal 2011, customers in China and Taiwan combined accounted for 79 percent of net sales in this segment. For the first six months of fiscal 2010, customers in Korea and Taiwan accounted for 70 percent of total net sales for the Display segment.

The book to bill ratio increased to 1.6 for the second quarter of fiscal 2011 compared to 1.0 for the second quarter of fiscal 2010. The book to bill ratio increased to 1.3 for the first six months of fiscal 2011 compared to 1.0 for the first six months of fiscal 2010. The increase for both the three and six months ended May 1, 2010, reflected lower year-over-year net sales relative to year-over-year new orders.

Operating income decreased by $59 million to $31 million for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. Operating income decreased by $57 million to $58 million for the first six months of fiscal 2011 compared to the first six months of fiscal 2010. The decreases in operating income for the three and six months ended May 1, 2011 primarily reflected a decrease in net sales. The decreases in operating margin for the three and six months ended May 1, 2011 were due to changes in product mix.

Energy and Environmental Solutions Segment

The Energy and Environmental Solutions segment includes products for fabricating c — Si solar PVs, high throughput roll-to-roll coating systems for flexible electronics and web products, and systems used in the manufacture of energy-efficient glass. This business is focused on delivering solutions to generate and conserve energy, with an emphasis on lowering the cost to produce solar power by providing equipment to enhance manufacturing scale and efficiency. Until the first quarter of fiscal 2011, the Energy and Environmental Solutions segment included the fully-integrated SunFab production line for manufacturing thin film solar panels. During the third quarter of fiscal 2010, Applied announced a plan to restructure its Energy and Environmental Solutions segment in response to adverse market conditions for thin film solar and as a result, Applied discontinued sales to new customers of its fully-integrated SunFab lines, but is offering individual tools for thin film solar manufacturing. Applied is supporting existing SunFab line customers with services, upgrades and capacity increases through its Applied Global Services segment, and effective in the first quarter of fiscal 2011, Applied accounts for thin film products under its Applied Global Services segment rather than its Energy and Environmental Solutions segment. RD&E efforts to improve thin film panel efficiency and high-productivity deposition is continuing under the Energy and Environmental Solutions segment.

Certain significant measures for the three and six months ended May 1, 2011 and May 2, 2010 were as follows:

	Three Months Ended				Six Months Ended
	May 1,	May 2,	Change		May 1,	May 2,	Change
	2011	2010	2011 over 2010		2011	2010	2011 over 2010
			(In millions, except percentages)

New orders	$612	$378	$234	62%	$1,280	$608	$672	111%
Net sales	637	166	471	284%	1,113	487	626	129%
Operating income (loss)	170	(145)	315	217%	313	(181)	494	273%
Operating margin	27%	(87)%		114 points	28%	(37)%		65 points

New orders increased by $234 million to $612 million for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010, and also increased by $672 million to $1.3 billion for the first six months of fiscal 2011 compared to the first six months of fiscal 2010. The increases in new orders for the three and six months ended May 1, 2011 reflected significantly increased demand for c-Si products, particularly wafering and metallization products. Government subsidies for solar panel manufacturers in China drove demand by these manufacturers, leading to order growth year-over-year for both the three and six months ended May 1, 2011.

Net sales increased by $471 million to $637 million for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010, and also increased by $626 million to $1.1 billion for the first six months of fiscal 2011 compared to the first six months of fiscal 2010. The increases in net sales for the three and six months ended May 1, 2011 primarily reflected higher sales to c-Si customers. Net sales for the three and six months ended May 2, 2010 included $22 million and $230 million, respectively, in revenue from SunFab thin film customers.

The following regions accounted for at least 30 percent of total net sales for the Energy and Environmental Solutions segment for either the three or six months ended May 1, 2011 and May 2, 2010:

	Three Months Ended					Six Months Ended
	May 1,		Change	May 2,		May 1,		Change	May 2,
	2011		2011 over 2010	2010		2011		2011 over 2010	2010
	($)	(%)	(%)	($)	(%)	($)	(%)	(%)	($)	(%)
	(In millions, except percentages)

China	487	76	387	100	60	876	79	425	167	34
Europe	22	3	(21)	28	17	42	4	(83)	250	51

For the second quarter of fiscal 2011, customers in China accounted for 79 percent of new orders and 76 percent of net sales in the Energy and Environmental Solutions segment. For the first six months of fiscal 2011, customers in China accounted for 79 percent of new orders and 79 percent of net sales in this segment. In the second quarter of fiscal 2010, customers in China accounted for 60 percent of total net sales for the Energy and Environmental Solutions segment. For the first six months of fiscal 2010, customers in Europe and China accounted for 85 percent of total net sales in this segment.

The book to bill ratio decreased to 1.0 for the second quarter of fiscal 2011 compared to 2.3 for the second quarter of fiscal 2010. The book to bill ratio decreased to 1.2 for the first six months of fiscal 2011 compared to 1.3 for the first six months of fiscal 2010. The decrease for both the three and six months ended May 1, 2010 reflected a higher increase in net sales year-over-year relative to demand.

The Energy and Environmental Solutions segment reported operating income of $170 million for the second quarter of fiscal 2011 compared to an operating loss of $145 million for the second quarter of fiscal 2010. The increase in operating income in the second quarter of fiscal 2011 was attributable to higher net sales of c-Si products. The Energy and Environmental Solutions segment reported operating income of $313 million for the first six months of fiscal 2011 compared to an operating loss of $181 million for the first six months of fiscal 2010. The increase in operating income for the first six months of fiscal 2011 was attributable to significantly higher net sales of c-Si products. Operating income for the three and six months ended May 1, 2011 included favorable adjustments of $8 million and $36 million, respectively, related to a restructuring program announced in the third quarter of fiscal 2010, and reported in the Energy and Environmental Solutions segment. The increases in operating margin for the three and six months ended May 1, 2011 were due to higher manufacturing volume for c-Si products. Operating loss for the three and six months ended May 2, 2010 included an $83 million inventory charge related to thin film solar manufacturing equipment.

Financial Condition, Liquidity and Capital Resources

Applied’s cash, cash equivalents and investments increased to $4.6 billion at May 1, 2011 from $3.9 billion at October 31, 2010, due primarily to an increase in cash generated from operating activities.

Cash, cash equivalents and investments consist of the following:

	May 1,	October 31,
	2011	2010
	(In millions)

Cash and cash equivalents	$2,558	$1,858
Short-term investments	750	727
Long-term investments	1,269	1,307

Total cash, cash-equivalents and investments	$4,577	$3,892

A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	May 1,	May 2,
	2011	2010
	(In millions)

Cash provided by operating activities	$1,129	$899
Cash used in investing activities	$(34)	$(710)
Cash used in financing activities	$(396)	$(169)

Applied generated $1.1 billion of cash from operating activities for the six months ended May 1, 2011. The primary sources of cash from operating activities for the six months ended May 1, 2011 were net income, as adjusted to exclude the effect of non-cash charges including depreciation, amortization, share-based compensation, restructuring and asset impairments, and changes in components of working capital. The change in working capital for the six months ended May 1, 2011 was negatively impacted by increased payments for variable compensation and income taxes. Applied utilized programs to discount letters of credit issued by customers of $173 million and $53 million for the six months ended May 1, 2011 and May 2, 2010, respectively. Discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. For the six months ended May 1, 2011 and May 2, 2010, Applied factored accounts receivable and discounted promissory notes totaling $55 million and $50 million, respectively. Days sales outstanding for the second quarter of fiscal 2011 decreased to 61 days, compared to 66 days in the first quarter of fiscal 2011, primarily due to an increase in net sales from the first quarter of fiscal 2011. Days sales outstanding varies due to the timing of shipments and the payment terms. Applied’s working capital was $4.7 billion at May 1, 2011 and $3.9 billion at October 31, 2010. During the first six months of fiscal 2010, Applied received a U.S. federal income tax refund of approximately $130 million for the carryback of Applied’s net operating loss from fiscal 2009 to fiscal 2005.

Applied used $34 million of cash for investing activities during the six months ended May 1, 2011. Capital expenditures of $81 million for the six months ended May 1, 2011, which included construction in progress additions and purchases of equipment in North America, was offset by $39 million in proceeds received from the sale of a property located in North America. Proceeds from sales and maturities of investments, net of purchases of investments, totaled $8 million for the six months ended May 1, 2011. Investing activities also include investments in technology and acquisitions of companies to allow Applied to access new market opportunities or emerging technologies. During the six months ended May 2, 2010, Applied acquired Semitool Inc., a public company based in the state of Montana, for $323 million, net of cash acquired.

Applied used $396 million of cash for financing activities during the six months ended May 1, 2011, consisting primarily of $268 million in common stock repurchases and $186 million in cash dividends, offset in part by $59 million in proceeds from common stock issuances related to equity compensation awards. In March 2010, Applied’s Board of Directors approved a new stock repurchase program authorizing up to $2 billion in repurchases over the next three years ending in March 2013. In light of the planned Varian acquisition (discussed in Note 16 of Notes to Consolidated Condensed Financial Statements), Applied expects to temporarily reduce the amount of its stock repurchases.

On March 8, 2011, Applied’s Board of Directors approved an increase in the quarterly cash dividend to $0.08 per share, payable on June 22, 2011 to stockholders of record as of June 1, 2011. In December 2010, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.07 per share that was paid on March 23,

2011 to stockholders of record as of March 2, 2011. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.

At May 1, 2011, Applied had credit facilities for unsecured borrowings in various currencies of up to $1.1 billion, of which $1.0 billion was comprised of a 5-year revolving credit agreement with a group of banks scheduled to expire in January 2012. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at May 1, 2011. Remaining credit facilities in the amount of approximately $96 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both May 1, 2011 and October 31, 2010.

On May 4, 2011, Applied and Varian Semiconductor Equipment Associates, Inc. (Varian) announced the signing of a definitive merger agreement (the Merger Agreement) under which Applied will acquire Varian for $63 per share in cash for a total price of approximately $4.9 billion on a fully-diluted basis. Applied expects to fund the transaction with a combination of existing cash balances and debt. Applied has put in place a $2 billion, one-year senior bridge loan facility and plans to arrange for long-term debt financing. Applied also has in place a new undrawn, four-year, $1.5 billion revolving credit facility, which replaced its previous undrawn $1 billion revolving credit facility. Subsequent to the announcement, Moody’s Investors Service and Standard & Poor’s Ratings Services issued releases stating, respectively, that Applied’s “A3 long-term rating” and “A- rating and stable rating outlook” will not be affected by the planned acquisition of Varian.

The Merger Agreement contains certain termination rights and provides that (i) upon the termination of the Merger Agreement under specified circumstances, including, among others, by Varian to accept a superior offer or by Applied upon a change in the recommendation of Varian’s board of directors, Varian will owe Applied a cash termination fee of $147 million; and (ii) upon termination of the Merger Agreement due to the failure to obtain certain antitrust approvals, Applied will owe Varian a cash termination fee of $200 million.

In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of May 1, 2011, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $53 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.

Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of May 1, 2011, Applied Materials Inc. has provided parent guarantees to banks for approximately $191 million to cover these services.

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

At May 1, 2011, Applied had a gross unrealized loss in its investment portfolio of $1 million due to a decrease in the fair value of certain fixed income securities. For the six months ended May 1, 2011, Applied did not recognize any impairment on its investments.

Applied did not record a bad debt provision during the six months ended May 1, 2011. During the six months ended May 2, 2010, Applied recorded a bad debt provision of $6 million as a result of certain customers’ financial condition. While Applied believes that its allowance for doubtful accounts at May 1, 2011 is adequate, it will continue to closely monitor customer liquidity and economic conditions.

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

Non-GAAP Results

Management uses non-GAAP results to evaluate the company’s operating and financial performance in light of business objectives and for planning purposes. Applied Materials believes these measures enhance investors’ ability to review the company’s business from the same perspective as the company’s management and facilitate comparisons of this period’s results with prior periods. The non-GAAP results presented below exclude the impact of the following, where applicable: restructuring and asset impairment charges and any associated adjustment related to restructuring actions, certain discrete tax items, certain acquisition-related costs, investment impairments, and gain or loss on sale of facilities. These non-GAAP measures are not in accordance with GAAP and may differ from non-GAAP methods of accounting and reporting used by other companies. The presentation of this additional information should not be considered a substitute for results prepared in accordance with GAAP.

Non-GAAP operating income for the three and six months ended May 1, 2011 was $685 million and $1.3 billion, respectively, as compared to non-GAAP operating income of $425 million and $681 million for the three and six months ended May 2, 2010, respectively.

Non-GAAP net income for the second quarter of fiscal 2011 was $501 million, or $0.38 per share, as compared to a non-GAAP net income of $292 million or $0.22 per share for the second quarter of fiscal 2010. Non-GAAP net income for the six months ended May 1, 2011 was $985 million, or $0.74 per share, as compared to a non-GAAP net income of $471 million or $0.35 per share for the six months ended May 2, 2010.

The following table presents a reconciliation of the GAAP and non-GAAP results for the three and six months ended May 1, 2011 and May 2, 2010:

APPLIED MATERIALS, INC.

RECONCILIATION OF GAAP TO NON-GAAP RESULTS

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010
	(In millions, except per share amounts)

Non-GAAP Operating Income
Reported operating income (GAAP basis)	$677	$386	$1,351	$502
Certain items associated with acquisitions[1]	12	30	25	56
Semitool deal cost	—	—	—	10
Restructuring and asset impairments[2,3,4,5]	(4)	9	(33)	113
Loss on sale of facility	—	—	1	—

Non-GAAP operating income	$685	$425	$1,344	$681

Non-GAAP Net Income
Reported net income (GAAP basis)	$489	$264	$995	$347
Certain items associated with acquisitions[1]	12	30	25	56
Semitool deal cost	—	—	—	10
Restructuring and asset impairments[2,3,4,5]	(4)	9	(33)	113
Impairment of strategic investments	—	4	—	5
Loss on sale of facility	—	—	1	—
Reinstatement of federal R&D tax credit	—	—	(13)	—
Income tax effect of non-GAAP adjustments	4	(15)	10	(59)

Non-GAAP net income	$501	$292	$985	$471

Non-GAAP Net Income Per Diluted Share
Reported net income per diluted share (GAAP basis)	$0.37	$0.20	$0.75	$0.26
Certain items associated with acquisitions	0.01	0.02	0.01	0.03
Semitool deal cost	—	—	—	0.01
Restructuring and asset impairments	—	—	(0.01)	0.05
Impairment of strategic investments	—	—	—	—
Loss on sale of facility	—	—	—	—
Reinstatement of federal R&D tax credit	—	—	(0.01)	—
Non-GAAP net income — per diluted share	$0.38	$0.22	$0.74	$0.35
Shares used in diluted shares calculation	1,333	1,352	1,333	1,351

1	These items are incremental charges attributable to acquisitions consisting of inventory fair value adjustments on products sold and amortization of purchased intangible assets.

2	Results for the three months ended May 1, 2011 included asset impairment charges of $24 million related to certain intangible assets, offset by favorable adjustments of $8 million related to a restructuring program announced on July 21, 2010, $19 million related to a restructuring program announced on November 11, 2009, and $1 million related to a restructuring program announced on November 12, 2008.

3	Results for the six months ended May 1, 2011 included asset impairment charges of $27 million primarily related to certain intangible assets, offset by favorable adjustments of $36 million related to a restructuring program announced on July 21, 2010, $19 million related to a restructuring program announced on November 11, 2009, and $5 million related to a restructuring program announced on November 12, 2008.

4	Results for the three and six months ended May 2, 2010 included asset impairment charges of $9 million related to a facility held for sale.

5	Results for the six months ended May 2, 2010 included restructuring charges of $104 million related to a restructuring program announced on November 11, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $1.9 billion at May 1, 2011. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at May 1, 2011, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $26 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated condensed statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

Certain operations of Applied are conducted in foreign currencies, such as Japanese yen, euro, Israeli shekel, Taiwanese dollar and Swiss franc. Applied enters into currency forward exchange and option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 24 months. Gains and losses on these contracts are generally recognized in income at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on currency forward exchange and option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses were not material for the three months ended May 1, 2011 and May 2, 2010.

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

The disruption in the financial markets and global economic recession that began in 2008 contributed to significant slowdowns in the industries in which Applied operates. Although economic and market conditions have improved, continuing difficulties in the financial markets and uncertainty regarding the global economic recovery are posing challenges, while some governments may implement policies to control economic growth. The markets for semiconductors and flat panel displays in particular depend largely on consumer spending. Economic uncertainty and related factors, including unemployment, inflation and fuel prices, exacerbate negative trends in consumer spending and may cause certain Applied customers to push out, cancel, or refrain from placing orders for equipment or services, which may reduce net sales, reduce backlog, and affect Applied’s ability to convert backlog to sales. Difficulties in obtaining capital, uncertain market conditions, or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, leading to customers’ reduced research and development funding and/or capital expenditures and, in turn, lower sales and/or additional inventory or bad debt expense for Applied. These conditions may also similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for Applied’s products or added costs. In addition, these conditions may lead to strategic alliances by, or consolidation of, other equipment manufacturers, which could adversely affect Applied’s ability to compete effectively.

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

Furthermore, new or improved products may entail higher costs and reduced profits. Applied’s performance may be adversely affected if it does not timely, cost-effectively and successfully:

•	identify and address technology inflections, market changes, new applications, customer requirements and end-use demand;

•	develop new products (including disruptive technologies), improve and/or develop new applications for existing products, and adapt similar products for use by customers in different applications and/or markets with varying technical requirements;

•	appropriately price and achieve market acceptance of products;

•	differentiate its products from those of competitors and any disruptive technologies, meet performance specifications, and drive efficiencies and cost reductions;

•	maintain operating flexibility to enable different responses to different markets, customers and applications;

•	focus on sales and marketing strategies that foster strong customer relationships;

•	allocate resources, including people and R&D funding, among Applied’s products and between the development of new products and the enhancement of existing products, as most appropriate and effective for future growth;

•	reduce the cost of, and improve the productivity of capital invested in, R&D activities;

•	accurately forecast demand, work with suppliers and meet production schedules for its products;

•	improve its manufacturing processes and achieve cost efficiencies across product offerings;

•	adapt to changes in value offered by companies in different parts of the supply chain;

•	qualify products for evaluation and, in turn, volume manufacturing with its customers;

•	enhance its worldwide operations to enable both continuous quality improvement and cost reductions across all business segments; and

•	implement changes in its design engineering methodology, including those that enable reduction of material costs and cycle time, greater commonality of platforms and types of parts used in different systems, greater effectiveness of product life cycle management, and reduced energy usage and environmental impact.

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

As part of its growth strategy, Applied must successfully expand into related or new markets and industries, either with its existing products or with new products developed internally or obtained through acquisitions. The entry into different markets involves additional challenges, including those arising from:

•	the need to devote additional resources to develop new products for, and operate in, new markets;

•	the need to develop new sales and marketing strategies and cultivate relationships with new customers;

•	differing rates of profitability and growth among multiple businesses;

•	Applied’s ability to anticipate demand, capitalize on opportunities, and avoid or minimize risks;

•	the complexity of managing multiple businesses with variations in production planning, execution, supply chain management and logistics;

•	the adoption of new business models;

•	the need to undertake activities to grow demand for end-products;

•	the need to develop adequate new business processes and systems;

•	Applied’s ability to rapidly expand its operations to meet increased demand and the associated effect on working capital;

•	new materials, processes and technologies;

•	the need to attract, motivate and retain employees with skills and expertise in these new areas;

•	new and more diverse customers and suppliers, including some with limited operating histories, uncertain and/or limited funding, evolving business models and/or locations in regions where Applied does not have existing operations;

•	different customer service requirements;

•	new or different competitors with potentially more financial or other resources, industry experience and/or established customer relationships;

•	entry into new industries and countries, with differing levels of government involvement, laws and regulations, and business, employment and safety practices;

•	third parties’ intellectual property rights; and

•	the need to comply with, or work to establish, industry standards and practices.

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

In the second quarter fiscal 2011, approximately 84 percent of Applied’s net sales were to customers in regions outside the United States. Certain of Applied’s R&D and manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in Singapore, Taiwan, China, Korea, Israel, Italy and Switzerland. Applied is also expanding its business and operations in new countries. The global nature of Applied’s business and operations presents challenges, including but not limited to those arising from:

•	varying regional and geopolitical business conditions and demands;

•	political and social attitudes, laws, rules, regulations and policies within countries that favor domestic companies over non-domestic companies, including customer- or government-supported efforts to promote the development and growth of local competitors;

•	variations among, and changes in, local, regional, national or international laws and regulations (including intellectual property, labor, tax, and import /export laws), as well as the interpretation and application of such laws and regulations;

•	global trade issues, including those related to the interpretation and application of import and export licenses;

•	positions taken by governmental agencies regarding possible national commercial and/or security issues posed by international business operations;

•	fluctuating raw material, commodity and energy costs;

•	challenges associated with managing more geographically diverse operations and projects, which requires an effective organizational structure and appropriate business processes, procedures and controls ;

•	varying customs, practices and expectations of workers in different regions;

•	variations in the ability to develop relationships with local customers, suppliers and governments;

•	fluctuations in interest rates and currency exchange rates, including the relative strength or weakness of the U.S. dollar and the euro;

•	the need to provide sufficient levels of technical support in different locations;

•	political instability, natural disasters (such as earthquakes, floods or storms), pandemics, terrorism or acts of war in locations where Applied has operations, suppliers or sales, or that may influence the value chain of the industries that Applied serves;

•	the need for an effective business continuity plan if a disaster or other event occurs that could disrupt business operations;

•	the need to regularly reassess the size, capability and location of the Company’s global infrastructure and make appropriate changes;

•	cultural and language differences;

•	shipping costs and/or delays;

•	the need to continually improve the Company’s operating cost structure;

•	difficulties and uncertainties associated with the entry into new countries;

•	uncertainties with respect to economic growth rates in various countries; and

•	uncertainties with respect to growth rates for the manufacture and sales of semiconductors, LCDs and solar PVs in the developing economies of certain countries.

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

In addition, in March 2011, Japan experienced a significant earthquake, aftershocks and a tsunami that resulted in widespread damage and business interruptions throughout the country. Certain of Applied’s customers and suppliers are located in Japan and the Company also has sales and service centers in the country. While Applied has not experienced any material impact on its business or operations to date and it has taken actions to enhance its ability to meet customers’ requirements, the Company cannot predict the extent of the impact the situation in Japan may have, if any, on its future business and operations.

Applied is exposed to risks associated with a highly concentrated customer base.

Applied’s semiconductor and flat panel display customer bases historically have been, and are becoming even more, highly concentrated as a result of economic and industry conditions. For example, in the first six months of fiscal 2011, three semiconductor manufacturers accounted for 58 percent of Silicon Systems Group net sales, and one LCD manufacturer accounted for 32 percent of Display net sales. Certain customers have experienced significant ownership or management changes, consolidated with other manufacturers, outsourced manufacturing activities, or engaged in collaboration or cooperation arrangements with other manufacturers. In addition, customers have entered into strategic alliances or industry consortia that have increased the influence of key industry participants in technology decisions made by their partners. Also, certain semiconductor and display customers are making an increasingly greater percentage of their respective industry’s capital equipment investments. Customer concentration within Applied’s solar customer base varies depending on the product line. For Precision Wafering Systems, six solar manufacturers accounted for 60 percent of net sales in the first six months of fiscal 2011, while the Baccinitm cell systems business has a more diffuse customer base.

In this environment, contracts or orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of Applied’s business, which may result in added complexities in managing customer relationships and transactions. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they substantially reduce, delay or cancel orders, Applied may not be able to replace the business. As Applied’s products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant, non-recoverable costs. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to Applied. These factors could have a material adverse effect on Applied’s business, financial condition and results of operations.

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

Applied has made, and in the future intends to make, acquisitions of, and investments in, companies, technologies or products in existing, related or new markets for Applied. Most recently, Applied announced that it had signed a definitive merger agreement to acquire Varian Semiconductor Associates, Inc. (Varian), which is subject to various customary closing conditions, including approval by Varian’s stockholders and receipt of certain domestic and foreign antitrust approvals. Acquisitions involve numerous risks, including but not limited to:

•	diversion of management’s attention from other operational matters;

•	inability to complete acquisitions as anticipated or at all, which in certain circumstances may require Applied to pay a termination fee to the target company;

•	requirements imposed by government regulators in connection with their review of a transaction, which may include, among other things, divestitures and/or restrictions on the conduct of Applied’s existing business or the acquired business;

•	ineffective integration of operations, systems, technologies, products or employees of an acquired business

•	inability to realize anticipated synergies or other benefits;

•	failure to commercialize purchased technologies;

•	initial dependence on unfamiliar supply chains or relatively small supply partners;

•	inability to capitalize on characteristics of new markets that may be significantly different from Applied’s existing markets and where competitors may have stronger market positions and customer relationships;

•	failure to attract, retain and motivate key employees from the acquired business;

•	exposure to new operational risks, rules, regulations, worker expectations, customs and practices to the extent acquired businesses are located in countries where Applied has not historically conducted business;

•	challenges associated with managing new, more diverse and more widespread operations, projects and people;

•	inability to obtain and protect intellectual property rights in key technologies;

•	inadequacy or ineffectiveness of an acquired company’s internal financial controls, disclosure controls and procedures, and/or environmental, health and safety, anti-corruption, human resource, or other policies or practices;

•	impairment of acquired intangible assets and goodwill as a result of changing business conditions, technological advancements or worse-than-expected performance of the segment;

•	the risk of litigation or claims associated with a proposed or completed transaction;

•	unknown, underestimated and/or undisclosed commitments or liabilities; and

•	the inappropriate scale of acquired entities’ critical resources or facilities for business needs.

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

Applied will incur debt obligations associated with the planned Varian acquisition that could affect its ability to respond to changes in business conditions or otherwise adversely affect its business.

Applied intends to finance the anticipated acquisition of Varian through a combination of existing cash balances and debt. Applied has obtained a $2 billion, one-year senior bridge loan facility and plans to arrange for both short and long-term debt financing. Applied also has in place an existing, undrawn $1 billion revolving credit facility. Additional financing arrangements are expected to include replacement of the existing credit facility with a new four-year, $1.5 billion revolving credit facility. Applied will dedicate a portion of its cash flow from operations to payments on the indebtedness. The debt obligations will reduce the availability of cash flow for general corporate or other purposes, such as further mergers and acquisitions. This in turn may reduce Applied’s flexibility in responding to changes in its businesses and in the industries in which it operates.

The ability to attract, retain and motivate key employees is vital to Applied’s success.

Applied’s success, competitiveness and ability to execute on its global strategies and maintain a culture of innovation depend in large part on its ability to attract, retain and motivate key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, Applied’s organizational structure, competitors’ hiring practices, cost reduction activities (including workforce reductions), and the effectiveness of Applied’s compensation and benefit programs, including its share-based programs. If Applied does not successfully attract, retain and motivate key employees, Applied may be unable to capitalize on its opportunities and its operating results may be materially and adversely affected.

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

The following table provides information as of May 1, 2011 with respect to the shares of common stock repurchased by Applied during the second quarter of fiscal 2011. In light of the planned Varian acquisition (discussed in Note 16 of Notes to Consolidated Condensed Financial Statements), Applied expects to temporarily reduce the amount of its stock repurchases.

				Maximum Dollar
			Total Number of	Value of Shares
		Average	Shares Purchased as	That May Yet be
	Total Number of	Price Paid	Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Program*	the Program*
	( In millions, except per share amounts)

Month #1
(January 31, 2011 to February 27, 2011)	1	$16.10	1	$1,492
Month #2
(February 28, 2011 to March 27, 2011)	5	$15.47	5	$1,419
Month #3
(March 28, 2011 to May 1, 2011)	2	$15.57	2	$1,382

Total	8	$15.54	8

*	On March 8, 2010, the Board of Directors approved a stock repurchase program for up to $2.0 billion in repurchases over the next three years, ending March 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit
No		Description

2	.1*	Agreement and Plan of Merger dated as of May 3, 2011, among Applied Materials, Inc., Barcelona Acquisition Corp. and Varian Semiconductor Equipment Associates, Inc., incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed on May 4, 2011
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB	XBRL Taxonomy Extension Definition Linkbase Document
101	.PRE	XBRL Taxonomy Extension Label Linkbase Document
101	.DEF	XBRL Taxonomy Extension Presentation Linkbase Document

*	Schedules and certain exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Applied hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ GEORGE S. DAVIS
George S. Davis
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

May 31, 2011

By:	/s/ THOMAS S. TIMKO
Thomas S. Timko
Corporate Vice President,
Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)

May 31, 2011