Form 10-Q
period 2011-07-31
APPLIED MATERIALS INC /DE
filed 2011-08-26
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
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

Number of shares outstanding of the issuer’s common stock as of July 31, 2011: 1,317,531,478

APPLIED MATERIALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
	Ended		Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
	(Unaudited)
	(In millions, except per share amounts)

Net sales	$2,787	$2,518	$8,336	$6,662
Cost of products sold	1,603	1,658	4,827	4,164

Gross margin	1,184	860	3,509	2,498
Operating expenses:
Research, development and engineering	282	290	850	865
Selling, general and administrative	240	252	679	700
Restructuring charges and asset impairments (Note 11)	3	135	(30)	248
Gain on sale of facilities, net (Note 7)	(28)	—	(27)	—

Total operating expenses	497	677	1,472	1,813
Income from operations	687	183	2,037	685
Impairment of strategic investments	—	8	—	13
Interest and other expense (Note 10)	25	5	35	15
Interest and other income, net	7	8	33	27

Income before income taxes	669	178	2,035	684
Provision for income taxes	193	55	564	214

Net income	$476	$123	$1,471	$470

Earnings per share:
Basic	$0.36	$0.09	$1.11	$0.35
Diluted	$0.36	$0.09	$1.10	$0.35
Weighted average number of shares:
Basic	1,318	1,340	1,321	1,342
Diluted	1,330	1,349	1,333	1,351

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS*

	July 31,	October 31,
	2011	2010
	(In millions)

ASSETS
Current assets:
Cash and cash equivalents (Notes 3 and 4)	$5,018	$1,858
Short-term investments (Notes 3 and 4)	739	727
Accounts receivable, net (Note 6)	1,812	1,831
Inventories (Note 7)	1,849	1,547
Deferred income taxes, net	541	513
Other current assets	314	289

Total current assets	10,273	6,765
Long-term investments (Notes 3 and 4)	1,052	1,307
Property, plant and equipment, net (Note 7)	854	963
Goodwill (Note 8)	1,335	1,336
Purchased technology and other intangible assets, net (Note 8)	223	287
Deferred income taxes and other assets	366	285

Total assets	$14,103	$10,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 10)	$—	$1
Accounts payable and accrued expenses (Note 7)	1,653	1,766
Customer deposits and deferred revenue (Note 7)	1,347	847
Income taxes payable	278	274

Total current liabilities	3,278	2,888
Long-term debt (Note 10)	1,947	204
Employee benefits and other liabilities (Note 13)	327	315

Total liabilities	5,552	3,407

Commitments and contingencies (Note 15)
Stockholders’ equity (Note 12):
Common stock	13	13
Additional paid-in capital	5,553	5,406
Retained earnings	12,678	11,511
Treasury stock	(9,689)	(9,396)
Accumulated other comprehensive income (loss)	(4)	2

Total stockholders’ equity	8,551	7,536

Total liabilities and stockholders’ equity	$14,103	$10,943

*	Amounts as of July 31, 2011 are unaudited. Amounts as of October 31, 2010 are derived from the October 31, 2010 audited consolidated financial statements.

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

							Accumulated
							Other
			Additional				Comprehensive
	Common Stock		Paid-In	Retained	Treasury Stock		Income
Nine Months Ended July 31, 2011	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
	(Unaudited)
	(In millions)

Balance at October 31, 2010	1,328	$13	$5,406	$11,511	537	$(9,396)	$2	$7,536
Components of comprehensive income, net of tax:
Net income	—	—	—	1,471	—	—	—	1,471
Change in unrealized net gain on investments	—	—	—	—	—	—	(2)	(2)
Change in unrealized net gain on derivative instruments	—	—	—	—	—	—	(4)	(4)
Change in defined benefit plan liability	—	—	—	—	—	—	(1)	(1)
Translation adjustments	—	—	—	—	—	—	1	1

Comprehensive income								1,465
Dividends	—	—	—	(304)	—	—	—	(304)
Share-based compensation	—	—	110	—	—	—	—	110
Issuance under stock plans, net of a tax detriment of $5 and other	10	—	37	—	—	—	—	37
Common stock repurchases	(20)	—	—	—	20	(293)	—	(293)

Balance at July 31, 2011	1,318	$13	$5,553	$12,678	557	$(9,689)	$(4)	$8,551

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	July 31,	August 1,
	2011	2010
	(Unaudited)
	(In millions)

Cash flows from operating activities:
Net income	$1,471	$470
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	187	236
Net loss (gain) on dispositions and fixed asset retirements	(24)	14
Provision for bad debts	—	7
Restructuring charges and asset impairments	(30)	248
Deferred income taxes	(100)	(215)
Net recognized loss on investments	13	15
Impairment of strategic investments	—	13
Share-based compensation	110	95
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	17	(648)
Inventories	(310)	100
Prepaid income taxes	—	185
Other current assets	(36)	(38)
Other assets	1	(7)
Accounts payable and accrued expenses	(92)	374
Customer deposits and deferred revenue	498	167
Income taxes payable	4	192
Employee benefits and other liabilities	19	(10)

Cash provided by operating activities	1,728	1,198

Cash flows from investing activities:
Capital expenditures	(136)	(134)
Proceeds from sale of facilities and dispositions, net of cash sold	126	—
Cash paid for acquisition, net of cash acquired	—	(323)
Proceeds from sales and maturities of investments	1,173	967
Purchases of investments	(945)	(1,357)

Cash provided by (used in) investing activities	218	(847)

Cash flows from financing activities:
Debt borrowings (repayments), net	1,744	(6)
Payments of debt issuance costs	(14)	—
Proceeds from common stock issuances	64	99
Common stock repurchases	(293)	(200)
Payments of dividends to stockholders	(291)	(255)

Cash provided by (used in) financing activities	1,210	(362)

Effect of exchange rate changes on cash and cash equivalents	4	(1)

Increase (decrease) in cash and cash equivalents	3,160	(12)

Cash and cash equivalents — beginning of period	1,858	1,576

Cash and cash equivalents — end of period	$5,018	$1,564

Supplemental cash flow information:
Cash payments for income taxes	$661	$255
Cash refunds for income taxes	$4	$199
Cash payments for interest	$7	$7

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1	Basis of Presentation

Basis of Presentation

In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 31, 2010 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010 (2010 Form 10-K). Applied’s results of operations for the three and nine months ended July 31, 2011 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2011 contains 52 weeks, while fiscal 2010 contained 53 weeks, and the first nine months of fiscal 2011 contained 39 weeks, while the first nine months of fiscal 2010 contained 40 weeks.

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

Applied elected to early adopt amended accounting standards issued by the Financial Accounting Standards Board (FASB) for multiple deliverable revenue arrangements on a prospective basis for applicable transactions

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

originating or materially modified after October 25, 2009. The new standard changed the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The FASB also amended the accounting standards for revenue recognition to exclude software that is contained in a tangible product from the scope of software revenue guidance when the software is essential to the tangible product’s functionality. Implementation of this new authoritative guidance had an insignificant impact on reported net sales compared to net sales under previous guidance, as the new guidance did not change the units of accounting within sales arrangements and the elimination of the residual method for the allocation of arrangement consideration had an inconsequential impact on the amount and timing of reported net sales.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance is effective for Applied in the first quarter of fiscal 2012, with early adoption permitted, and should be applied retrospectively. The implementation of this authoritative guidance will change the presentation of comprehensive income only.

In May 2011, the FASB issued authoritative guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This authoritative guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. This authoritative guidance also expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for Applied in the first quarter of fiscal 2012. The implementation of this authoritative guidance is not expected to have a material impact on Applied’s financial position or results of operations.

In December 2010, the FASB amended its existing guidance for goodwill and other intangible assets. This authoritative guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This authoritative guidance becomes effective

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

for Applied in the first quarter fiscal 2012. The implementation of this authoritative guidance is not expected to have a material impact on Applied’s financial position or results of operations.

In December 2010, the FASB issued authoritative guidance on business combinations. This authoritative guidance requires a public entity that presents comparative financial statements to disclose the revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the prior annual reporting period. In addition, this authoritative guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This authoritative guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Applied will comply with this authoritative guidance in the first quarter of fiscal 2012.

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

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
	(In millions, except per share amounts)

Numerator:
Net income	$476	$123	$1,471	$470
Denominator:
Weighted average common shares outstanding	1,318	1,340	1,321	1,342
Effect of dilutive stock options, restricted stock units and employee stock purchase plans shares	12	9	12	9

Denominator for diluted earnings per share	1,330	1,349	1,333	1,351

Basic earnings per share	$0.36	$0.09	$1.11	$0.35
Diluted earnings per share	$0.36	$0.09	$1.10	$0.35
Potentially dilutive securities	17	34	17	34

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 3	Cash, Cash Equivalents and Investments

Summary of Cash, Cash Equivalents and Investments

The following tables summarizes Applied’s cash, cash equivalents and investments by security type:

		Gross	Gross
		Unrealized	Unrealized	Estimated
July 31, 2011	Cost	Gains	Losses	Fair Value
	(In millions)

Cash	$918	$—	$—	$918

Cash equivalents:
Money market funds	3,895	—	—	3,895
U.S. commercial paper, corporate bonds and medium-term notes	190	—	—	190
Obligations of states and political subdivisions	15	—	—	15

Total Cash equivalents	4,100	—	—	4,100

Total Cash and Cash equivalents	$5,018	$—	$—	$5,018

Short-term and long-term investments:
U.S. Treasury and agency securities	$483	$3	$—	$486
Obligations of states and political subdivisions	452	3	—	455
U.S. commercial paper, corporate bonds and medium-term notes	390	5	—	395
Other debt securities*	363	3	1	365

Total fixed income securities	1,688	14	1	1,701
Publicly traded equity securities	8	21	—	29
Equity investments in privately-held companies	61	—	—	61

Total short-term and long-term investments	$1,757	$35	$1	$1,791

Total Cash, Cash equivalents and Investments	$6,775	$35	$1	$6,809

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
		Unrealized	Unrealized	Estimated
October 31, 2010	Cost	Gains	Losses	Fair Value
	(In millions)

Cash	$701	$—	$—	$701

Cash equivalents:
Money market funds	1,139	—	—	1,139
Obligations of states and political subdivisions	18	—	—	18

Total Cash equivalents	1,157	—	—	1,157

Total Cash and Cash equivalents	$1,858	$—	$—	$1,858

Short-term and long-term investments:
U.S. Treasury and agency securities	$665	$8	$—	$673
Obligations of states and political subdivisions	500	5	—	505
U.S. commercial paper, corporate bonds and medium-term notes	502	7	—	509
Other debt securities*	261	3	1	263

Total fixed income securities	1,928	23	1	1,950
Publicly traded equity securities	9	16	—	25
Equity investments in privately-held companies	59	—	—	59

Total short-term and long-term investments	$1,996	$39	$1	$2,034

Total Cash, Cash equivalents and Investments	$3,854	$39	$1	$3,892

*	Other debt securities consist primarily of investment grade asset-backed and mortgage-backed securities.

Maturities of Investments

The following table summarizes the contractual maturities of Applied’s investments at July 31, 2011:

		Estimated
	Cost	Fair Value
	(In millions)

Due in one year or less	$704	$707
Due after one through five years	618	626
Due after five years	3	3
No single maturity date	432	455

	$1,757	$1,791

Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Gains and Losses on Investments

Gross realized gains and losses on sales of investments during the three and nine months ended July 31, 2011 and August 1, 2010 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
	(In millions)

Gross realized gains	$1	$1	$14	$3
Gross realized losses	$1	$1	$2	$1

At July 31, 2011, Applied had a gross unrealized loss of $1 million related to its investment portfolio due to a decrease in the fair value of certain fixed income securities. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss was considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied has determined that the gross unrealized losses on its marketable securities at July 31, 2011 are temporary in nature and therefore it did not recognize any impairment of its marketable securities for the three and nine months ended July 31, 2011. Applied determined that the gross unrealized losses on its marketable securities at August 1, 2010, were temporary in nature and therefore it did not recognize any impairment of its marketable securities for the three and nine months ended August 1, 2010.

The following table provides the fair market value of Applied’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired as of July 31, 2011.

In Loss Position for
	Less Than 12 Months		Total
		Gross		Gross
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
(In millions)

Other debt securities	$71	$1	$71	$1

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

Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of July 31, 2011, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities (excluding cash balances) measured at fair value on a recurring basis are summarized below as of July 31, 2011 and October 31, 2010:

	July 31, 2011				October 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In millions)				(In millions)

Assets:
Money market funds	$3,895	$—	$—	$3,895	$1,139	$—	$—	$1,139
U.S. Treasury and agency securities	116	370	—	486	153	520	—	673
U.S. commercial paper, corporate bonds and medium-term notes	—	585	—	585	—	509	—	509
Obligations of states and political subdivisions	—	470	—	470	—	523	—	523
Other debt securities	—	365	—	365	—	263	—	263
Publicly traded equity securities	29	—	—	29	25	—	—	25
Foreign exchange derivative assets	—	2	—	2	—	6	—	6

Total	$4,040	$1,792	$—	$5,832	$1,317	$1,821	$—	$3,138

Liabilities:
Foreign exchange derivative liabilities	$—	$(4)	$—	$(4)	$—	$(1)	$—	$(1)

Total	$—	$(4)	$—	$(4)	$—	$(1)	$—	$(1)

There were no significant transfers in and out of Level 1 and Level 2 fair value measurements and there were no Level 3 investments during either the three and nine months ended July 31, 2011 or the three and nine months ended August 1, 2010. Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements during the three and nine months ended July 31, 2011 and August 1, 2010.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. Equity investments in privately-held companies totaled $61 million at July 31, 2011, of which $39 million of investments were accounted for under the cost method of accounting and $22 million of Level 3 investments had been measured at fair value on a non-recurring basis due to an other-than-temporary decline in value. At August 1, 2010, equity investments in privately-held companies totaled $62 million, of which $39 million of investments were accounted for under the cost method of accounting and $23 million of Level 3 investments had been measured at fair value on a non-recurring basis due to an other-than-temporary decline in value.

Applied did not recognize any impairment on its equity investments in privately-held companies for both the three and nine months ended July 31, 2011. During the first nine months of fiscal 2010, Applied determined that certain of its equity investments in privately-held companies were other-than-temporarily impaired and, accordingly, recognized impairment charges in the amounts of $8 million and $13 million for the three and nine months ended August 1, 2010, respectively.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following tables present the balances of equity securities at July 31, 2011 and August 1, 2010 that had been measured at fair value on a non-recurring basis, using the process described above, and the impairment charges recorded during the three and nine months then ended:

				Total	Total
				Impairment for	Impairment for
				the Three	the Nine
				Months Ended	Months Ended
	Level 1	Level 2	Level 3	July 31, 2011	July 31, 2011
(In millions)

Equity investments in privately-held companies measured at fair value on a non-recurring basis during fiscal 2011	$—	$—	$22	$—	$—

				Total	Total
				Impairment for	Impairment for
				the Three	the Nine
				Months Ended	Months Ended
	Level 1	Level 2	Level 3	August 1, 2010	August 1, 2010
(In millions)

Equity investments in privately-held companies measured at fair value on a non-recurring basis during fiscal 2010	$—	$—	$23	$8	$13

At October 31, 2010, equity investments in privately-held companies totaled $59 million, of which $40 million of investments were accounted for under the cost method of accounting and $19 million of Level 3 investments had been measured at fair value on a non-recurring basis due to an other-than-temporary decline in value.

Other

The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. The carrying amount of Applied’s long-term debt at July 31, 2011 was $1.9 billion and the estimated fair value was $2.1 billion. At October 31, 2010, the carrying amount of long-term debt was $205 million and the estimated fair value was $238 million. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues.

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

Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income or loss (AOCI) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to derivative instruments included in AOCI at July 31, 2011 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three and nine months ended July 31, 2011 and August 1, 2010.

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

Fair values of derivative instruments were as follows:

		Asset Derivatives			Liability Derivatives
	Balance Sheet	July 31,		Balance Sheet	July 31,
	Location	2011	October 31, 2010	Location	2011	October 31, 2010
		(In millions)			(In millions)

Derivatives Designated as Hedging Instruments

Foreign exchange contracts	Other current assets	$1	$5	Accrued expenses	$4	$1

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts	Other current assets	$1	$1	Accrued expenses	$—	$—

Total derivatives		$2	$6		$4	$1

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The effect of derivative instruments on the Consolidated Condensed Statement of Operations for the three and nine months ended July 31, 2011 and August 1, 2010 was as follows:

		Three Months Ended July 31, 2011			Three Months Ended August 1, 2010
				Ineffective Portion			Ineffective Portion
				and Amount			and Amount
	Location of Gain			Excluded from			Excluded from
	or (Loss)			Effectiveness			Effectiveness
	Reclassified from	Effective Portion		Testing	Effective Portion		Testing
	AOCI into Income	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)
	or Recognized in	Recognized in	Reclassified from	Recognized in	Recognized in	Reclassified from	Recognized in
	Income	AOCI	AOCI into Income	Income	AOCI	AOCI into Income	Income
		(In millions)			(In millions)

Derivatives in Cash Flow Hedging Relationships

Foreign exchange contracts	Cost of products sold	$(7)	$1	$(2)	$(3)	$(1)	$(2)
Foreign exchange contracts	General and administrative	—	2	—	—	(3)	—

Total		$(7)	$3	$(2)	$(3)	$(4)	$(2)

		Nine Months Ended July 31, 2011			Nine Months Ended August 1, 2010
				Ineffective Portion			Ineffective Portion
				and Amount			and Amount
	Location of Gain			Excluded from			Excluded from
	or (Loss)			Effectiveness			Effectiveness
	Reclassified from	Effective Portion		Testing	Effective Portion		Testing
	AOCI into Income	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)
	or Recognized in	Recognized in	Reclassified from	Recognized in	Recognized in	Reclassified from	Recognized in
	Income	AOCI	AOCI into Income	Income	AOCI	AOCI into Income	Income
		(In millions)			(In millions)

Derivatives in Cash Flow Hedging Relationships

Foreign exchange contracts	Cost of products sold	$5	$6	$(5)	$(5)	$(3)	$(2)
Foreign exchange contracts	General and administrative	—	5	(1)	—	(4)	(1)

Total		$5	$11	$(6)	$(5)	$(7)	$(3)

		Three Months Ended		Nine Months Ended
		July 31,	August 1,	July 31,	August 1,
		2011	2010	2011	2010
	Location of Gain
	or (Loss)	Amount of Gain or		Amount of Gain or
	Recognized in	(Loss)		(Loss)
	Income	Recognized in Income		Recognized in Income
		(In millions)		(In millions)

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts	General and administrative	$(5)	$(8)	$(2)	$(12)

Total		$(5)	$(8)	$(2)	$(12)

Credit Risk Contingent Features

If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position was not material as of July 31, 2011.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Entering into foreign exchange contracts with banks exposes Applied to credit-related losses in the event of the banks’ nonperformance. However, Applied does not consider its exposure to be significant.

Note 6	Accounts Receivable, Net

Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied also discounts letters of credit through various financial institutions. Applied sells its accounts receivable without recourse. Details of discounted letters of credit, factored accounts receivable and discounted promissory notes for the three and nine months ended July 31, 2011 and August 1, 2010 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
	(In millions)

Discounted letters of credit	$38	$81	$211	$134
Factored accounts receivable and discounted promissory notes	25	56	80	106

Total	$63	$137	$291	$240

Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.

Accounts receivable are presented net of allowance for doubtful accounts of $74 million at both July 31, 2011 and October 31, 2010. Applied sells principally to manufacturers within the semiconductor, display and solar industries. While Applied believes that its allowance for doubtful accounts is adequate and represents Applied’s best estimate as of July 31, 2011, Applied will continue to closely monitor customer liquidity and other economic conditions, which may result in changes to Applied’s estimates regarding collectability.

Note 7	Balance Sheet Detail

	July 31,	October 31,
	2011	2010
	(In millions)

Inventories
Customer service spares	$328	$324
Raw materials	408	260
Work-in-process	457	500
Finished goods	656	463

	$1,849	$1,547

Included in finished goods inventory is $281 million at July 31, 2011, and $148 million at October 31, 2010, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $145 million and $117 million of evaluation inventory at July 31, 2011 and October 31, 2010, respectively.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

		July 31,	October 31,
	Useful Life	2011	2010
	(In years)	(In millions)

Property, Plant and Equipment, Net
Land and improvements		$169	$227
Buildings and improvements	3-30	1,170	1,234
Demonstration and manufacturing equipment	3-5	679	670
Furniture, fixtures and other equipment	3-15	715	719
Construction in progress		24	19

Gross property, plant and equipment		2,757	2,869
Accumulated depreciation		(1,903)	(1,906)

		$854	$963

In the first quarter of fiscal 2011, Applied received $39 million in proceeds from the sale of a property located in North America and incurred a loss of $1 million on the transaction. In the third quarter of fiscal 2011, Applied received $60 million in proceeds from the sale of a property located in North America and incurred a gain of $28 million on the transaction. In the third quarter of fiscal 2011, Applied completed the divestiture of certain assets held for sale for proceeds of $27 million, net of cash sold.

	July 31,	October 31,
	2011	2010
	(In millions)

Accounts Payable and Accrued Expenses
Accounts payable	$656	$658
Compensation and employee benefits	405	435
Warranty	188	155
Dividends payable	105	93
Other accrued taxes	76	99
Restructuring reserve	16	104
Interest payable	15	1
Other	192	221

	$1,653	$1,766

Other accrued expenses included contractual termination obligation charges of $10 million and $40 million as of July 31, 2011 and October 31, 2010, respectively.

	July 31,	October 31,
	2011	2010
	(In millions)

Customer Deposits and Deferred Revenue
Customer deposits	$442	$407
Deferred revenue	905	440

	$1,347	$847

Applied typically receives deposits on future deliverables from customers in the Energy and Environmental Solutions and Display segments. In certain instances, customer deposits may be received from customers in the Applied Global Services segment.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Details of goodwill and other indefinite-lived intangible assets were as follows:

	July 31, 2011			October 31, 2010
		Other			Other
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
	(In millions)

Silicon Systems Group	$381	$—	$381	$381	$—	$381
Applied Global Services	193	—	193	177	18	195
Display	116	—	116	116	—	116
Energy and Environmental Solutions	645	—	645	662	—	662

Carrying amount	$1,335	$—	$1,335	$1,336	$18	$1,354

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Details of amortized intangible assets were as follows:

	July 31, 2011			October 31, 2010
		Other			Other
	Purchased	Intangible		Purchased	Intangible
	Technology	Assets	Total	Technology	Assets	Total
			(In millions)

Silicon Systems Group	$310	$20	$330	$310	$20	$330
Applied Global Services	28	40	68	32	61	93
Display	110	33	143	110	33	143
Energy and Environmental Solutions	105	232	337	105	232	337

Gross carrying amount	$553	$325	$878	$557	$346	$903

Silicon Systems Group	$(255)	$(8)	$(263)	$(247)	$(6)	$(253)
Applied Global Services	(19)	(31)	(50)	(19)	(43)	(62)
Display	(100)	(24)	(124)	(96)	(23)	(119)
Energy and Environmental Solutions	(45)	(173)	(218)	(37)	(163)	(200)

Accumulated amortization	$(419)	$(236)	$(655)	$(399)	$(235)	$(634)

Carrying amount	$134	$89	$223	$158	$111	$269

Aggregate amortization expense was $13 million and $17 million for the three months ended July 31, 2011 and August 1, 2010, respectively, and $40 million and $71 million for the nine months ended July 31, 2011 and August 1, 2010, respectively. In the second quarter of fiscal 2011, Applied entered into an agreement to divest certain assets held in the Applied Global Services segment and determined certain identified purchased technology and finite-lived intangible assets included in assets held for sale to be impaired, and, accordingly, recorded $6 million of impairment charges.

As of July 31, 2011, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)

2011	$12
2012	50
2013	48
2014	40
2015	25
Thereafter	48

$223

Note 9	Business Combinations

On May 4, 2011, Applied and Varian Semiconductor Equipment Associates, Inc. (Varian) announced the signing of a definitive merger agreement (the Merger Agreement) under which Applied agreed to acquire Varian for $63 per share in cash. The total consideration is approximately $4.9 billion, which includes certain post-closing equity based compensation. Varian designs, manufactures, markets and services semiconductor processing equipment and is the leading supplier of ion implantation equipment used by chip makers around the world. Varian stockholders approved the Merger Agreement at a special meeting held on August 11, 2011. Consummation of the proposed merger remains subject to various other customary closing conditions, including receipt of certain domestic and foreign antitrust approvals (including under the U.S. Hart-Scott-Rodino Antitrust Improvements Act

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

of 1976, as amended (the HSR Act). Upon completion of the merger, Varian will operate within Applied’s Silicon Systems Group and will continue to be based in Gloucester, Massachusetts.

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

Applied expects to fund the transaction with a combination of existing cash balances and debt. On June 8, 2011, Applied issued senior unsecured notes (the Notes) in the aggregate principal amount of $1.75 billion with the intent of using the net proceeds of the Notes to fund a portion of the consideration and certain costs associated with the proposed merger. In the event that the Merger Agreement is terminated or Applied does not consummate the merger on or before May 31, 2012, Applied will be required to redeem the Notes at a redemption price of 101% of the aggregate principal amount of the accrued and unpaid interest. The indenture governing the Notes includes certain covenants with which Applied was in compliance at July 31, 2011. See Note 10 for additional discussion of long-term debt.

On June 13, 2011, Applied received a request for additional information from the Antitrust Division of the U.S. Department of Justice (DOJ) in connection with the merger as part of the regulatory process under the HSR Act. Applied is responding to the request and will continue to work cooperatively with the DOJ as the DOJ conducts its review. The effect of the DOJ’s request is to extend the waiting period imposed by the HSR Act until 30 days after Applied has substantially complied with the request and Varian has substantially complied with the request that it received.

Note 10	Borrowing Facilities and Long-Term Debt

Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a four-year revolving credit agreement with a group of banks that is scheduled to expire in May 2015. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at July 31, 2011. Remaining credit facilities in the amount of approximately $103 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both July 31, 2011 and October 31, 2010.

Long-term debt outstanding as of July 31, 2011 was as follows:

	Principal	Stated	Effective	Interest	Interest
Due Date	Amount	Interest Rate	Interest Rate	Pay Date	Pay Date
	(In millions)

June 15, 2016	$400	2.650%	2.666%	June 15	December 15
October 15, 2017	200	7.125%	7.190%	April 15	October 15
June 15, 2021	750	4.300%	4.326%	June 15	December 15
June 15, 2041	600	5.850%	5.879%	June 15	December 15
Other debt	1

	1,951
Total unamortized discount	(4)
Current portion	—

Total long-term debt	$1,947

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Long-term debt outstanding as of October 31, 2010 was as follows:

	Principal	Stated	Effective	Interest	Interest
Due Date	Amount	Interest Rate	Interest Rate	Pay Date	Pay Date
	(In millions)

October 15, 2017	$200	7.125%	7.190%	April 15	October 15
Other debt	5

	205
Total unamortized discount	—
Current portion	(1)

Total long-term debt	$204

In June 2011, Applied issued senior unsecured notes due 2016, 2021, and 2041 in the aggregate principal amount of $1.75 billion (collectively, the Notes) pursuant to the terms of an indenture and first supplemental indenture (collectively, the Indenture). The Indenture contains certain covenants with which Applied was in compliance at July 31, 2011. The Notes were sold in a public offering pursuant to a registration statement on Form S-3 and related preliminary prospectus supplement filed with the Securities and Exchange Commission (SEC) on June 1, 2011, and a related final prospectus supplement filed with the SEC on June 2, 2011. Applied intends to use the net proceeds of the Notes to fund a portion of the consideration payable in, and certain costs associated with, Applied’s proposed merger with Varian. In the event that the Merger Agreement is terminated or Applied does not consummate the merger on or before May 31, 2012, Applied will be required to redeem the Notes at a redemption price equal to 101% of the aggregate principal amount of the Notes plus any accrued and unpaid interest.

Note 11	Restructuring and Asset Impairments

On July 21, 2010, Applied announced a plan to restructure its Energy and Environmental Solutions segment, which was expected to impact between 400 to 500 positions globally. During the third quarter of fiscal 2010, Applied incurred employee severance charges of $45 million associated with this program. During the first quarter of fiscal 2011, as a result of changes in Applied’s operating environment and business requirements, Applied revised its workforce reduction under this program to approximately 200 positions and recorded a favorable adjustment of $28 million. The improved economic environment continued in the second quarter of fiscal 2011, and as a result Applied recorded an additional favorable adjustment of $8 million. As of July 31, 2011, the remaining severance accrual associated with restructuring reserves under this program was $1 million.

On November 11, 2009, Applied announced a restructuring program to reduce its global workforce as of October 25, 2009 by approximately 1,300 to 1,500 positions, or 10 to 12 percent, over a period of 18 months. During the first quarter of fiscal 2010, Applied recorded restructuring charges of $104 million associated with this program. During the third quarter of fiscal 2010, as a result of changes in business requirements, Applied revised its global workforce reduction under this program to approximately 1,000 positions and recorded a favorable adjustment of $20 million. The improved economic environment continued in the second quarter of fiscal 2011, and as a result Applied recorded an additional favorable adjustment of $19 million. As of July 31, 2011, the remaining severance accrual associated with restructuring reserves under this program was $10 million.

During the first and second quarters of fiscal 2011, Applied favorably adjusted the severance accrual associated with a global restructuring program announced in the first quarter of fiscal 2009 by $4 million and $1 million, respectively. As of July 31, 2011, no severance accrual remained under this program.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Changes in severance accruals associated with restructuring reserves for the nine months ended July 31, 2011 were as follows:

Severance
(In millions)

Balance, October 31, 2010	$99
Consumption of reserves	(14)
Adjustment of restructuring reserves	(32)

Balance, January 30, 2011	53
Consumption of reserves	(7)
Adjustment of restructuring reserves	(28)

Balance, May 1, 2011	18
Consumption of reserves	(7)

Balance, July 31, 2011	$11

In addition, as of July 31, 2011, Applied had $5 million in restructuring reserves associated with facilities.

In the second quarter of fiscal 2011, Applied incurred impairment charges of $24 million associated with certain intangible assets and purchased technology. See Note 8 of the Notes to Consolidated Condensed Financial Statement. In the third quarter of fiscal 2011, Applied incurred asset impairment charges of $3 million related to certain fixed assets.

In the second quarter of fiscal 2010, Applied recorded an asset impairment charge of $9 million to write down a facility to its estimated fair value based on prices for comparable local properties. The facility was reclassified as an asset held for sale. In the first quarter of fiscal 2011, Applied recorded additional impairment charges of $3 million related to this facility.

Note 12	Stockholders’ Equity, Comprehensive Income and Share-Based Compensation

Comprehensive Income

Components of comprehensive income, on an after-tax basis where applicable, were as follows:

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
	(In millions)

Net income	$476	$123	$1,471	$470
Change in unrealized net gain on investments	(1)	5	(2)	7
Change in unrealized net gain on derivative instruments
qualifying as cash flow hedges	(6)	1	(4)	1
Change in defined benefit plan liability	—	—	(1)	—
Foreign currency translation adjustments	1	1	1	—

Comprehensive income	$470	$130	$1,465	$478

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	July 31,	October 31,
	2011	2010
	(In millions)

Pension liability	$(40)	$(39)
Unrealized gain on investments, net	23	25
Unrealized gain on derivative instruments qualifying as cash flow hedges	—	4
Cumulative translation adjustments	13	12

Accumulated other comprehensive income (loss)	$(4)	$2

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

The following table summarizes Applied’s stock repurchases during the three and nine months ended July 31, 2011 and August 1, 2010:

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
	(In millions, except per share amounts)

Shares of common stock repurchased	2	8	20	16
Cost of stock repurchased	$25	$100	$293	$200
Average price paid per share	$12.77	$12.65	$14.31	$12.87

Dividends

The following table summarizes the dividends declared by Applied’s Board of Directors during fiscal 2011:

Date Declared	Record Date	Payable Date	Amount per Share

December 7, 2010	March 2, 2011	March 23, 2011	$0.07
March 8, 2011	June 1, 2011	June 22, 2011	$0.08
June 6, 2011	August 31, 2011	September 21, 2011	$0.08

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

share-based awards to consultants. Applied also has two Employee Stock Purchase Plans, one generally for United States employees and a second for employees of international subsidiaries (collectively, ESPP), which enable eligible employees to purchase Applied common stock.

During the three and nine months ended July 31, 2011 and August 1, 2010, Applied recognized equity-based compensation expense related to stock options, ESPP shares, restricted stock units and restricted stock. Total share-based compensation and related tax benefits were as follows:

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
	(In millions)

Share-based compensation	$38	$32	$110	$95
Tax benefit recognized	$11	$10	$33	$28

The effect of share-based compensation on the results of operations for the three and nine months ended July 31, 2011 and August 1, 2010 was as follows:

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
	(In millions)

Cost of products sold	$13	$10	$36	$23
Research, development, and engineering	12	11	35	33
General and administrative	9	8	27	24
Marketing and selling	4	3	12	15

Total share-based compensation	$38	$32	$110	$95

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

At July 31, 2011, Applied had $243 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of stock options, restricted stock units and restricted stock, and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.8 years. At July 31, 2011, there were 155 million shares available for stock option, restricted stock unit, and restricted stock grants and an additional 56 million shares available for issuance under the ESPP.

Stock Options

Applied grants options to purchase shares of its common stock to employees and consultants. The exercise price of each stock option equals the fair market value of Applied common stock on the date of grant. Options typically vest over three to four years, subject to the grantee’s continued service with Applied through the scheduled vesting date, and expire no later than seven years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Applied’s employee stock options have characteristics significantly different from those of publicly traded options. There were no stock options granted in the nine months ended July 31, 2011.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Stock option activity for the nine months ended July 31, 2011 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
	(In millions, except per share amounts)

Outstanding, at October 31, 2010	51	$15.04
Granted	—	$—
Exercised	(4)	$9.29
Canceled and forfeited	(15)	$20.76

Outstanding at July 31, 2011	32	$13.10

Exercisable at July 31, 2011	26	$14.22

Restricted Stock Units and Restricted Stock

Restricted stock units are converted into shares of Applied common stock upon vesting on a one-for-one basis. Restricted stock has the same rights as other issued and outstanding shares of Applied common stock except these shares have no right to dividends and are held in escrow until the award vests. Restricted stock units and awards of restricted stock typically vest over three to four years. Vesting of restricted stock units and restricted stock usually is subject to the grantee’s continued service with Applied and, in some cases, achievement of specified performance goals. The compensation expense related to these awards is determined using the fair market value of Applied common stock on the date of the grant, and the compensation expense is recognized over the vesting period. Beginning in fiscal 2007, Applied initiated a performance-based equity award program for named executive officers and other key employees. Awards of restricted stock units or restricted stock granted under this program vest only if specific performance goals set by the Human Resources and Compensation Committee of Applied’s Board of Directors (the Committee) are achieved and if the grantee remains employed by Applied through the applicable vesting date. The performance goals require the achievement of targeted adjusted annual operating profit margin levels compared to Applied’s peer companies in at least one of the four fiscal years beginning with the fiscal year of the grant. The fair value of these performance-based awards is estimated using the fair market value of Applied common stock on the date of the grant and assumes that the specified performance goals will be achieved. If achieved, these awards vest over a specified remaining service period. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the service period and is reduced for estimated forfeitures. The Committee approved the grant of 2 million performance-based restricted stock units and 0.1 million performance-based shares of restricted stock under this program in the nine months ended July 31, 2011. With respect to the performance-based awards granted in fiscal 2010, as of July 31, 2011, 40 percent of the awards had been earned, subject to additional time-based vesting requirements. The remaining 60 percent of the awards may still be earned, depending on future performance in one or more of fiscal years 2011 through 2013. With respect to most of the performance-based awards granted in fiscal 2008, as of July 31, 2011, 78 percent of the awards had been earned, subject to additional time-based vesting requirements. The remaining 22 percent of the awards may still be earned depending on performance during fiscal 2011.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Restricted stock unit and restricted stock activity for the nine months ended July 31, 2011 was as follows:

		Weighted	Weighted
		Average	Average
		Grant Date	Remaining
	Shares	Fair Value	Contractual Term
	(In millions, except per share amounts)

Non-vested restricted stock units and restricted stock at October 31, 2010	18	$13.33	2.8 Years
Granted	17	$12.65
Vested	(4)	$13.59
Canceled	(2)	$13.18

Non-vested restricted stock units and restricted stock at July 31, 2011	29	$12.90	2.9 Years

Employee Stock Purchase Plans

Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Based on the Black-Scholes option pricing model, the weighted average estimated fair value of purchase rights under the ESPP was $3.61 and $3.00 for the nine months ended July 31, 2011 and August 1, 2010, respectively. No shares were issued under the ESPP during the three months ended July 31, 2011 or August 1, 2010. The number of shares issued under the ESPP during the nine months ended July 31, 2011 and August 1, 2010 was 3 million and 2 million, respectively. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Nine Months Ended
	July 31,	August 1,
	2011	2010

ESPP:
Dividend yield	1.98%	2.24%
Expected volatility	27%	33%
Risk-free interest rate	0.17%	0.18%
Expected life (in years)	0.5	0.5

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 13	Employee Benefit Plans

Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries, and a plan that provides certain medical and vision benefits to eligible retirees. A summary of the components of net periodic benefit costs of these defined and postretirement benefit plans for the three and nine months ended July 31, 2011 and August 1, 2010 is presented below:

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
	(In millions)

Service cost	$4	$3	$11	$10
Interest cost	3	4	10	10
Expected return on plan assets	(3)	(2)	(8)	(6)
Amortization of actuarial loss	1	—	2	1

Net periodic benefit cost	$5	$5	$15	$15

Note 14	Income Taxes

Applied’s effective income tax rate for the third quarter of fiscal 2011 and fiscal 2010 was a provision of 28.8 percent and 30.8 percent, respectively. Applied’s effective income tax rate for the first nine months of fiscal 2011 and fiscal 2010 was a provision of 27.7 percent and 31.3 percent, respectively. The rates for the three and nine months ended July 31, 2011 were both lower than the rates for the comparable periods in the prior year primarily due to an increase in income in jurisdictions outside the U.S. with lower tax rates. The tax rates for the three and nine months ended July 31, 2011 further benefited from tax incentives offered in several jurisdictions. The tax rates for the nine months ended July 31, 2011 and for the three and nine months ended August 1, 2010 included the impact of restructuring charges. Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, and the tax rate on equity compensation. Management carefully monitors these factors and timely adjusts the interim income tax rate accordingly.

A number of Applied’s tax returns remain subject to examination by taxing authorities. These include U.S. federal returns for fiscal 2005 and later years, California returns for fiscal 2006 and later years, tax returns for certain other states for fiscal 2005 and later years, and tax returns in certain jurisdictions outside of the United States for fiscal 2003 and later years.

Applied has requested a refund of federal income tax through an amended return for fiscal 2006 that has been under audit by the Internal Revenue Service along with the Company’s fiscal 2007 return. The Internal Revenue Service has recommended a refund in the amount of $240 million plus interest, which is subject to approval by the Joint Committee on Taxation of the U.S. Congress. The Joint Committee on Taxation may complete its review by the end of fiscal 2011, which may impact Applied’s unrecognized tax benefits. The refund will be recognized when notice of congressional approval is received.

The timing of the resolution of income tax examinations, as well as the amounts and timing of various tax payments that may be made as part of the resolution process, is highly uncertain. This could cause large fluctuations in the balance sheet classification of current assets and non-current assets and liabilities.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 15	Commitments and Contingencies

Warranty

Changes in the warranty reserves during the three and nine months ended July 31, 2011 and August 1, 2010 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
	(In millions)

Beginning balance	$184	$140	$155	$117
Provisions for warranty	43	37	142	103
Consumption of reserves	(39)	(30)	(109)	(73)

Ending balance	$188	$147	$188	$147

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

Guarantees

In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of July 31, 2011, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $52 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.

Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of July 31, 2011, Applied Materials Inc. has provided parent guarantees to banks for approximately $200 million to cover these services.

Legal Matters

Varian Shareholder Litigation

In connection with the proposed merger with Varian, on July 13, 2011, a lawsuit (the “Crane lawsuit”) was filed in the U.S. District Court for the District of Massachusetts by David Crane, individually and on behalf of a putative class of Varian stockholders, against Varian and its directors, as well as Applied and Applied’s acquisition subsidiary. The Crane lawsuit alleged that Varian’s directors breached their fiduciary duties by failing to maximize shareholder value, securing benefits for certain defendants, inhibiting alternative offers and failing to disclose material information, and that Applied aided and abetted such alleged breaches. The plaintiff in the Crane lawsuit filed a motion for expedited discovery that was denied on July 18, 2011, and his renewed discovery motion was denied on July 20, 2011. On July 21, 2011, plaintiff voluntarily dismissed his action without prejudice.

On July 23, 2011, the Louisiana Municipal Police Employees Retirement Systems filed a lawsuit (the “LMPERS lawsuit”), for itself and on behalf of a putative class of Varian stockholders, in the same court and against the same defendants as, and alleging claims similar to, the Crane lawsuit. The LMPERS lawsuit seeks, among other things, an order rescinding the Merger Agreement, an injunction preventing consummation of the transaction, a

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

constructive trust in favor of the plaintiff class, and attorneys’ fees. On July 25, 2011, plaintiff in the LMPERS lawsuit filed motions for expedited discovery and for a preliminary injunction to prevent a shareholder vote on the merger. The Court denied plaintiff’s motion for expedited discovery on August 1, 2011 and denied plaintiff’s motion for a preliminary injunction on August 8, 2011.

Applied believes that the LMPERS lawsuit is without merit and that Applied has meritorious defenses that it intends to pursue vigorously.

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

On December 14, 2009, all parties in these cases reached an agreement in principle to settle the matters. Without admitting any wrongdoing or fault, Semitool disclosed certain additional information in its Schedule 14D-9 filed with the SEC on December 14, 2009. Following the tender of shares representing over 95 percent of the outstanding shares of Semitool common stock, the merger of Semitool into Applied’s acquisition subsidiary was completed on December 21, 2009. In November 2010, the parties filed their Stipulation and Agreement of Settlement, which provided, among other things, that plaintiffs agreed to release all known and unknown claims related to the tender offer and the merger (with certain exceptions), and defendants agreed not to object to an application by plaintiffs’ counsel for an award of attorneys’ fees and expenses in an amount up to $200,000. Under its order issued January 12, 2011, the Court preliminarily approved the stipulation and settlement and certified a class of Semitool’s public shareholders solely for purposes of settlement, comprised of all record and beneficial holders of Semitool common stock from November 17, 2009 through December 21, 2009 (subject to specified exclusions). The Court further approved, as to form and content, the notice to the class and set a settlement hearing for April 4, 2011. Following the hearing on April 4, 2011, the Court issued its order and final entry of judgment approving the settlement, which resulted in a complete and final discharge of all of plaintiffs’ claims in the third quarter of fiscal 2011.

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

In 2004, Applied filed a complaint for patent infringement against Jusung in the Hsinchu District Court in Taiwan seeking damages and a permanent injunction for infringement of a patent related to chemical vapor deposition (CVD) equipment. Jusung filed a counterclaim against Applied. On December 31, 2010, the Hsinchu District Court announced that it had ruled against Applied and dismissed the lawsuit and Jusung’s counterclaim. Applied appealed the dismissal of its lawsuit and Jusung appealed the dismissal of its counterclaim. Jusung unsuccessfully sought invalidation of Applied’s CVD patent in the Taiwanese Intellectual Property Office (TIPO). In September 2010, the Taipei Supreme Administrative Court dismissed Jusung’s appeal of the TIPO’s decision. In 2009, Jusung filed a second action with the TIPO seeking invalidation of Applied’s CVD patent, which action remains pending.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

In 2006, Applied filed an action in the TIPO challenging the validity of a Jusung patent related to separability of the transfer chamber on a CVD tool. Jusung sued Applied and AKT America in Hsinchu District Court in Taiwan alleging infringement of the same patent. In March 2009, the Hsinchu District Court dismissed Jusung’s lawsuit, and in October, 2010, the Taiwan Intellectual Property Court dismissed Jusung’s appeal. Separately, the TIPO granted Applied’s request for invalidation and also revoked Jusung’s patent. In January 2010, the Taiwan Intellectual Property Court granted Jusung’s appeal of the TIPO decision revoking its patent and remanded the matter to the TIPO for reconsideration of validity. TIPO subsequently granted another party’s request for invalidation of Jusung’s patent. Jusung appealed to the Taiwan Intellectual Property Court and Applied intervened in the appeal. On May 12, 2011, the Taiwan Intellectual Property Court dismissed Jusung’s appeal. Jusung has appealed this decision to the Taipei Supreme Administrative Court. In November 2009, Applied filed an action in China with the Patent Reexamination Board of the State Intellectual Property Office seeking to invalidate this patent. On June 18, 2010, the Patent Reexamination Board issued a decision invalidating Jusung’s patent in China. Jusung appealed to the Beijing No. 1 Intermediate People’s Court and on June 13, 2011, this Court dismissed Jusung’s appeal.

In 2006, Jusung filed a complaint of private prosecution in the Taipei District Court of Taiwan alleging that Applied’s outside counsel received from the Court and used a copy of an expert report that Jusung had filed in the ongoing patent infringement lawsuits that Jusung had intended to remain confidential. The complaint names as defendants Applied’s outside counsel in Taiwan, as well as Michael R. Splinter, Applied’s Chairman, President and Chief Executive Officer, as the statutory representative of Applied. The Taipei District Court dismissed the private prosecution complaint, and the matter was transferred to the Taipei District Attorney’s Office. The Taipei District Attorney’s Office issued five separate rulings not to prosecute, each of which Jusung appealed. In each instance, the Taiwan High Court District Attorney returned the matter to the Taipei District Attorney’s Office for further consideration, where it is now pending.

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

Note 16	Industry Segment Operations

Applied’s four reportable segments are: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

performance for the entire company. Segment information is presented based upon Applied’s management organization structure as of July 31, 2011 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.

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

In fiscal 2010, as part of the restructuring of the Energy and Environmental Solutions segment, Applied discontinued marketing of its fully-integrated SunFab production lines but continued to offer individual tools for thin film solar manufacturing. Applied is supporting existing SunFab customers with services, upgrades and capacity increases through its Applied Global Services segment as these products are considered to have reached a particular stage in the product lifecycle. Effective in the first quarter of fiscal 2011, Applied accounts for thin film products under its Applied Global Services segment.

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

The Display segment includes products for manufacturing LCDs for TVs, personal computers, video-enabled devices and touch panel applications.

The Energy and Environmental Solutions segment includes products for fabricating crystalline-silicon (c-Si) solar photovoltaic cells and modules, high throughput roll-to-roll coating systems for flexible electronics and web products, and systems used in the manufacture of energy-efficient glass.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Net sales and operating income (loss) for each reportable segment for the three and nine months ended July 31, 2011 and August 1, 2010 were as follows:

	Three Months Ended		Nine Months Ended
		Operating		Operating
	Net Sales	Income (Loss)	Net Sales	Income (Loss)
	(In millions)

July 31, 2011:
Silicon Systems Group	$1,398	$452	$4,348	$1,486
Applied Global Services	603	146	1,784	322
Display	223	58	528	116
Energy and Environmental Solutions	563	123	1,676	436

Total Segment	$2,787	$779	$8,336	$2,360

August 1, 2010:
Silicon Systems Group	$1,447	$525	$3,821	$1,328
Applied Global Services	468	84	1,349	237
Display	216	64	618	179
Energy and Environmental Solutions	387	(371)	874	(552)

Total Segment	$2,518	$302	$6,662	$1,192

Operating results for the nine months ended July 31, 2011 included favorable adjustments of $36 million related to a restructuring program, announced in fiscal 2010, which was reported in the Energy and Environmental Solutions segment.

In the second quarter of fiscal 2011, Applied entered into an agreement to divest certain assets held in the Applied Global Services segment and determined certain identified intangible assets and purchased technology included in assets held for sale to be impaired. Results for the nine months ended July 31, 2011 included impairment charges of $24 million, which were reported in the Applied Global Services segment.

Reconciliations of total segment operating income to Applied’s consolidated operating income for the three and nine months ended July 31, 2011 and August 1, 2010 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
	(In millions)

Total segment operating income	$779	$302	$2,360	$1,192
Corporate and unallocated costs	(120)	(139)	(371)	(414)
Restructuring and asset impairment benefit (charges), net	—	20	21	(93)
Gain on sale of facilities, net	28	—	27	—

Income from operations	$687	$183	$2,037	$685

The following companies accounted for at least 10 percent of Applied’s net sales for the nine months ended July 31, 2011, which were for products in multiple reportable segments.

July 31,
2011

Samsung Electronics Co., Ltd.	12%
Taiwan Semiconductor Manufacturing Company Limited	11%

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

As of July 31, 2011, accounts receivable for those customers that accounted for at least 10 percent of Applied’s net sales for the nine months ended July 31, 2011, as a percentage of total accounts receivable, were as follows:

July 31,
2011

Samsung Electronics Co., Ltd.	5%
Taiwan Semiconductor Manufacturing Company Limited	9%

Note 17	Subsequent Event

On August 11, 2011 the stockholders of Varian approved the Merger Agreement with Applied, which is one of the conditions to the closing of the proposed merger.

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

Overview

Applied provides manufacturing equipment, services and software to the global semiconductor, flat panel display, solar photovoltaic (PV) and related industries. Applied’s customers include manufacturers of semiconductor wafers and chips, flat panel liquid crystal displays (LCDs), solar PV cells and modules, and other electronic devices. These customers may use what they manufacture in their own end products or sell the items to other companies for use in advanced electronic components. Applied operates in four reportable segments: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. A summary of financial information for each reportable segment is found in Note 16 of Notes to Consolidated Condensed Financial Statements. A discussion of factors that could affect Applied’s operations is set forth under “Risk Factors” in Item 1A, which is incorporated herein by reference. Product development and manufacturing activities occur primarily in North America, Europe, Israel and Asia. Applied’s broad range of equipment and service products are highly technical and are sold primarily through a direct sales force.

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

The following table presents certain significant measurements for the three and nine months ended July 31, 2011 and August 1, 2010:

	Three Months Ended			Nine Months Ended
	July 31,	August 1,	Change	July 31,	August 1,	Change
	2011	2010	2011 over 2010	2011	2010	2011 over 2010
	(In millions, except percentages)

New orders	$2,390	$2,725	$(335)	$8,547	$7,723	$824
Net sales	$2,787	$2,518	$269	$8,336	$6,662	$1,674
Gross margin	$1,184	$860	$324	$3,509	$2,498	$1,011
Gross margin percentage	42%	34%	8 points	42%	37%	5 points
Operating income	$687	$183	$504	$2,037	$685	$1,352
Operating margin percentage	25%	7%	18 points	24%	10%	14 points
Net income	$476	$123	$353	$1,471	$470	$1,001
Earnings per share	$0.36	$0.09	$0.27	$1.10	$0.35	$0.75

Fiscal year 2011 is a 52-week year with 39 weeks in the first nine months, while fiscal year 2010 was a 53-week year with 40 weeks in the first nine months.

Financial results for the third quarter of fiscal 2011 reflected a decrease in total new orders year-over-year while net sales and net income increased year-over-year. New orders were down in the third quarter of fiscal 2011 for semiconductor equipment, crystalline silicon (c-Si) solar PV equipment, and LCD equipment. The decline of total new orders for the third quarter of fiscal 2011 compared to the third quarter fiscal of 2010 reflected a softening in the macroeconomic environment and industry conditions. Net sales increased for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010, primarily due to increased industry investment in c-Si equipment. Operating income for the third quarter of fiscal 2011 included a net gain on sale of facilities of $28 million offset by asset impairment charges of $3 million. Operating income for the third quarter of fiscal 2010 included inventory-related charges of $250 million, asset impairment charges of $110 million and restructuring charges of $45 million associated with the Energy and Environmental Solutions restructuring plan announced in July 2010, offset by a $20 million favorable adjustment to the restructuring plan announced in November 2009. Net income increased for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 primarily due to the absence of charges associated with the Energy and Environmental Solutions restructuring plan.

Financial results for the first nine months of fiscal 2011 reflected increased demand across all segments except for Display due to more favorable global economic and industry conditions in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. Total new orders, net sales and net income for the first nine months of fiscal 2011 increased year-over-year, due to increased demand for semiconductor equipment and services and c-Si equipment. Operating income for the first nine months of fiscal 2011 included favorable adjustments to restructuring reserves of $60 million, offset by asset impairment charges of $30 million, and a net gain on sale of facilities of $27 million. Net income for the first nine months of 2010 included restructuring charges of $129 million and asset impairment charges of $119 million.

The current macroeconomic environment and industry conditions are causing certain customers to delay capital spending.

Results of Operations

New Orders

New orders by geographic region, determined by the product shipment destination specified by the customer, for the three and nine months ended July 31, 2011 and August 1, 2010 were as follows:

	Three Months Ended					Nine Months Ended
	July 31,		Change	August 1,		July 31,		Change	August 1,
	2011		2011 over 2010	2010		2011		2011 over 2010	2010
	($)	(%)	(%)	($)	(%)	($)	(%)	(%)	($)	(%)
	(In millions, except percentages)

China	534	22	29	415	15	1,855	22	57	1,181	16
Taiwan	425	18	(42)	733	27	1,952	23	(5)	2,047	28
Japan	372	15	60	233	8	828	10	46	568	8
Korea	362	15	(30)	519	19	956	11	(35)	1,467	20
Southeast Asia	87	4	(64)	245	9	365	4	(30)	522	7

Asia Pacific	1,780	74	(17)	2,145	78	5,956	70	3	5,785	79
North America(*)	356	15	4	342	13	1,745	20	94	898	13
Europe	254	11	7	238	9	846	10	57	540	8

Total	2,390	100	(12)	2,725	100	8,547	100	18	7,223	100

*	Primarily the United States.

New orders of $2.4 billion for the third quarter of fiscal 2011 were down 12 percent from the third quarter of fiscal 2010. The decrease was primarily attributable to reduced demand for semiconductor equipment from memory and foundry customers, c-Si equipment, and LCD equipment. New orders of $8.5 billion for the first nine months of fiscal 2011 were up 18 percent from the first nine months of fiscal 2010. The increase was primarily attributable to an increase in demand during the first half of the fiscal year for semiconductor equipment and services from logic and foundry customers, as well as increased demand for c-Si equipment from solar manufacturers. Customers in China and Taiwan together represented 40 percent of total new orders for the three months ended July 31, 2011 and 45 percent of total new orders for the nine months ended July 31, 2011.

New orders by reportable segment for the three and nine months ended July 31, 2011 and August 1, 2010 were as follows:

	Three Months Ended					Nine Months Ended
	July 31,		Change	August 1,		July 31,		Change	August 1,
	2011		2011 over 2010	2010		2011		2011 over 2010	2010
	($)	(%)	(%)	($)	(%)	($)	(%)	(%)	($)	(%)
	(In millions, except percentages)

Silicon Systems Group	1,239	52	(19)	1,535	56	4,563	53	12	4,086	57
Applied Global Services	613	26	3	595	22	1,769	21	14	1,552	21
Display	220	9	(9)	242	9	617	7	(1)	624	9
Energy and Environmental Solutions	318	13	(10)	353	13	1,598	19	66	961	13

Total	2,390	100	(12)	2,725	100	8,547	100	18	7,223	100

The Silicon Systems Group’s relative share of total new orders decreased in the three months ended July 31, 2011 compared to the three months ended August 1, 2010, while the relative share of new orders in the Applied Global Services segment increased. For the nine months ended July 31, 2011, the relative share of total new orders for the Silicon Systems Group and Display decreased compared to the nine months ended August 1, 2010, while the relative share of new orders in Energy and Environmental Solutions increased. The increase in Energy and Environmental Solutions’ relative share of total new orders was due to increased demand for c-Si equipment.

Applied’s backlog for the most recent three fiscal quarters was as follows: $3.2 billion at July 31, 2011, $3.9 billion at May 1, 2011, and $3.5 billion at January 30, 2011. Backlog adjustments were negative for the quarter ended July 31, 2011 and included $248 million, consisting primarily of financial debookings. Backlog decreased in the third quarter of fiscal 2011 from the second quarter of fiscal 2011 primarily due to decreases in new orders for the Silicon Systems Group and Energy and Environmental Solutions reflecting decreased demand for semiconductor equipment and c-Si equipment, respectively. Backlog consists of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; (2) contractual service revenue and maintenance fees to be earned within the next 12 months; and (3) orders for SunFab lines that are anticipated to be recognized as revenue within the next 12 months. Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods, due to the potential for customer changes in delivery schedules or cancellation of orders. In the third quarter of fiscal 2011, approximately 49 percent of net sales in the Silicon Systems Group, Applied’s largest business segment, were for orders received and shipped within the quarter.

Net Sales

Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped, for the three and nine months ended July 31, 2011 and August 1, 2010 were as follows:

	Three Months Ended					Nine Months Ended
	July 31,		Change	August 1,		July 31,		Change	August 1,
	2011		2011 over 2010	2010		2011		2011 over 2010	2010
	($)	(%)	(%)	($)	(%)	($)	(%)	(%)	($)	(%)
	(In millions, except percentages)

China	751	27	60	469	19	2,166	26	157	843	13
Taiwan	454	16	(36)	707	28	1,740	21	(9)	1,921	29
Korea	432	16	9	398	16	900	11	(34)	1,361	20
Japan	284	10	40	203	8	658	8	8	610	9
Southeast Asia	156	6	(4)	162	6	495	6	23	403	6

Asia Pacific	2,077	75	7	1,939	77	5,959	72	16	5,138	77
North America(*)	451	16	53	294	12	1,528	18	100	765	12
Europe	259	9	(9)	285	11	849	10	12	759	11

Total	2,787	100	11	2,518	100	8,336	100	25	6,662	100

*	Primarily the United States.

Net sales of $2.8 billion for the third quarter of fiscal 2011 were up 11 percent from the third quarter of fiscal 2010. For the three months ended July 31, 2011, customers in China, Taiwan, Korea and North America combined represented 75 percent of total net sales. For the nine months ended July 31, 2011, customers in China, Taiwan, and North America combined represented 65 percent of total net sales. Net sales of $8.3 billion for the first nine months of fiscal 2011 were up 25 percent from the first nine months of fiscal 2010. For the three and nine months ended July 31, 2011, the majority of net sales in China reflected purchases of c-Si equipment by solar PV manufacturers.

Net sales by reportable segment for the three and nine months ended July 31, 2011 and August 1, 2010 were as follows:

	Three Months Ended					Nine Months Ended
	July 31,		Change	August 1,		July 31,		Change	August 1,
	2011		2011 over 2010	2010		2011		2011 over 2010	2010
	($)	(%)	(%)	($)	(%)	($)	(%)	(%)	($)	(%)
	(In millions, except percentages)

Silicon Systems Group	1,398	50	(3)	1,447	57	4,348	52	14	3,821	58
Applied Global Services	603	22	29	468	19	1,784	22	32	1,349	20
Display	223	8	3	216	9	528	6	(15)	618	9
Energy and Environmental Solutions	563	20	45	387	15	1,676	20	92	874	13

Total	2,787	100	11	2,518	100	8,336	100	25	6,662	100

The Silicon Systems Group’s relative share of total net sales decreased for the three and nine months ended July 31, 2011 compared to the three and nine months ended August 1, 2010, while net sales in the Energy and Environmental Solutions segment increased significantly. The increase in Energy and Environmental Solutions’ relative share of total net sales during the three and nine months ended July 31, 2011 was due to increased demand for c-Si equipment.

Gross Margin

Gross margins for the three and nine months ended July 31, 2011 and August 1, 2010 were as follows:

	Three Months Ended			Nine Months Ended
	July 31,	August 1,	Change	July 31,	August 1,	Change
	2011	2010	2011 over 2010	2011	2010	2011 over 2010
	(In millions, except percentages)

Gross margin	$1,184	$860	$324	$3,509	$2,498	$1,011
Gross margin (% of net sales)	42%	34%	8 points	42%	37%	5 points

Inventory-related charges of $247 million related to SunFab thin film solar equipment taken during the third quarter of fiscal 2010 in connection with the restructuring of the Energy and Environmental Solutions segment lowered gross margin for the third quarter of fiscal 2010 by approximately 10 percentage points. Inventory-related charges of $330 million associated with SunFab thin film solar equipment lowered gross margin for the first nine months of fiscal 2010 by approximately 5 percentage points. Gross margin during the third quarters of fiscal 2011 and 2010 included $13 million and $10 million of share-based compensation expense, respectively. Gross margin during the first nine months of fiscal 2011 and 2010 included $36 million and $23 million of share-based compensation expense, respectively.

Research, Development and Engineering

Research, Development and Engineering (RD&E) expenses for the three and nine months ended July 31, 2011 and August 1, 2010 were as follows:

	Three Months Ended			Nine Months Ended
	July 31,	August 1,	Change	July 31,	August 1,	Change
	2011	2010	2011 over 2010	2011	2010	2011 over 2010
	(In millions)

Research, development and engineering	$282	$290	$(8)	$850	$865	$(15)

Applied’s future operating results depend to a considerable extent on its ability to maintain a competitive advantage in the equipment and service products it provides. Applied believes that it is critical to continue to make substantial investments in RD&E to assure the availability of innovative technology that meets the current and projected requirements of its customers’ most advanced designs. Applied historically has maintained its commitment to investing in RD&E in order to continue to offer new products and technologies. The reduction in RD&E expense for the three and nine months ended July 31, 2011 compared to the comparable 2010 periods was principally due to a reduction of thin film solar development activities. RD&E expense during the third quarters of fiscal 2011 and 2010 included $12 million and $11 million of share-based compensation expense, respectively. RD&E expense during the first nine months of fiscal 2011 and 2010 included $35 million and $33 million of share-based compensation expense, respectively. Development cycles range from 12 to 36 months depending on whether the product is an enhancement of an existing product, which typically has a shorter development cycle, or a new product, which typically has a longer development cycle. Most of Applied’s existing products resulted from internal development activities and innovations involving new technologies, materials and processes. From time to time, Applied also acquires technologies, either in existing or new product areas, to complement its existing technology capabilities and to reduce time to market.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses for the three and nine months ended July 31, 2011 and August 1, 2010 were as follows:

	Three Months Ended			Nine Months Ended
	July 31,	August 1,	Change	July 31,	August 1,	Change
	2011	2010	2011 over 2010	2011	2010	2011 over 2010
	(In millions)

Selling, general and administrative	$240	$252	$(12)	$679	$700	$(21)

The decrease in SG&A expenses for both the three and nine months ended July 31, 2011 compared to the same periods in 2010 reflected lower expenses as a result of the restructuring of the Energy and Environmental Solutions segment that occurred in the third quarter of fiscal 2010. SG&A expenses for the three and nine months ended July 31, 2011 included $9 million in deal costs associated with the proposed merger with Varian Semiconductor Equipment Associates, Inc. (Varian). SG&A expenses for the nine months ended August 1, 2010 included $10 million in deal costs associated with the acquisition of Semitool, Inc. SG&A expenses during the third quarters of fiscal 2011 and 2010 included $13 million and $12 million of share-based compensation expense, respectively. SG&A expenses during the first nine months of fiscal 2011 and 2010 each included $39 million of share-based compensation expense. Foreign currency fluctuation, generally resulting from balance sheet remeasurement related activity and foreign exchange hedging activity, was a gain of $8 million in the third quarter of fiscal 2011 compared to a loss of $9 million in the third quarter of fiscal 2010. Foreign currency fluctuation gain in the nine months ended July 31, 2011 amounted to $21 million compared to a loss of $12 million in the nine months ended August 1, 2010.

Restructuring and Asset Impairments

Restructuring and asset impairment expenses for the three and nine months ended July 31, 2011 and August 1, 2010 were as follows:

	Three Months Ended			Nine Months Ended
	July 31,	August 1,	Change	July 31,	August 1,	Change
	2011	2010	2011 over 2010	2011	2010	2011 over 2010
	(In millions)

Restructuring and asset impairments	$3	$135	$(132)	$(30)	$248	$(278)

On July 21, 2010, Applied announced a plan to restructure its Energy and Environmental Solutions segment, which was expected to impact between 400 to 500 positions globally. During the third quarter of fiscal 2010, Applied incurred employee severance charges of $45 million associated with this program. During the first quarter of fiscal 2011, as a result of changes in Applied’s operating environment and business requirements, Applied revised its workforce reduction under this program to approximately 200 positions and recorded a favorable adjustment of $28 million. The improved economic environment continued in the second quarter of fiscal 2011, and as a result Applied recorded an additional favorable adjustment of $8 million. As of July 31, 2011, the remaining severance accrual associated with restructuring reserves under this program was $1 million.

On November 11, 2009, Applied announced a restructuring program to reduce its global workforce as of October 25, 2009 by approximately 1,300 to 1,500 positions, or 10 to 12 percent, over a period of 18 months. During the first quarter of fiscal 2010, Applied recorded restructuring charges of $104 million associated with this program. During the third quarter of fiscal 2010, as a result of changes in business requirements, Applied revised its global workforce reduction under this program to approximately 1,000 positions and recorded a favorable adjustment of $20 million. The improved economic environment continued in the second quarter of fiscal 2011, and as a result Applied recorded an additional favorable adjustment of $19 million. As of July 31, 2011, the remaining severance accrual associated with restructuring reserves under this program was $10 million.

During the first and second quarters of fiscal 2011, Applied favorably adjusted the severance accrual associated with a global restructuring program announced in the first quarter of fiscal 2009 by $4 million and $1 million, respectively. As of July 31, 2011, no severance accrual remained under this program.

As of July 31, 2011, Applied had $5 million in restructuring reserves associated with facilities.

In the second quarter of fiscal 2011, Applied incurred impairment charges of $24 million associated with certain intangible assets and purchased technology. See Note 8 of the Notes to Consolidated Condensed Financial Statement. In the third quarter of fiscal 2011, Applied incurred asset impairment charges of $3 million related to certain fixed assets.

In the second quarter of fiscal 2010, Applied recorded an asset impairment charge of $9 million to write down a facility to its estimated fair value based on prices for comparable local properties. The facility was reclassified as an asset held for sale. In the first quarter of fiscal 2011, Applied recorded additional impairment charges of $3 million related to this facility.

For further details, see Note 11 of Notes to Consolidated Condensed Financial Statements.

Interest and Other Expense

Interest and other expense for the three and nine months ended July 31, 2011 and August 1, 2010 were as follows:

	Three Months Ended			Nine Months Ended
	July 31,	August 1,	Change	July 31,	August 1,	Change
	2011	2010	2011 over 2010	2011	2010	2011 over 2010
	(In millions)

Interest and other expense	$25	$5	$20	$35	$15	$20

The increases in interest and other expense for three and nine months ended July 31, 2011 were primarily due to interest accrued of $11 million related to senior unsecured notes issued in the third quarter of fiscal 2011 and to fees of $8 million associated with a bridge loan facility that was entered into and terminated during the third quarter of fiscal 2011.

Income Taxes

Income tax expenses for the three and nine months ended July 31, 2011 and August 1, 2010 were as follows:

	Three Months Ended			Nine Months Ended
	July 31,	August 1,	Change	July 31,	August 1,	Change
	2011	2010	2011 over 2010	2011	2010	2011 over 2010
	(In millions, except percentages)

Provision for income taxes	$193	$55	$138	$564	$214	$350
Effective income tax rate	29%	31%	(2) points	28%	31%	(3) points

The rates for the three and nine months ended July 31, 2011 were both lower than the rates for the comparable periods in the prior year primarily due to an increase in income in jurisdictions outside the U.S. with lower tax rates. The tax rates for the three and nine months ended July 31, 2011 further benefited from tax incentives offered in several jurisdictions. The tax rates for the nine months ended July 31, 2011 and the three and nine months ended August 1, 2010 included the impact of restructuring charges. Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, and the tax rate on equity compensation. Management carefully monitors these factors and timely adjusts the interim income tax rate accordingly.

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

Certain significant measures for the three and nine months ended July 31, 2011 and August 1, 2010 were as follows:

	Three Months Ended				Nine Months Ended
	July 31,	August 1,	Change		July 31,	August 1,	Change
	2011	2010	2011 over 2010		2011	2010	2011 over 2010
	(In millions, except percentages)

New orders	$1,239	$1,535	$(296)	(19)%	$4,563	$4,086	$477	12%
Net sales	1,398	1,447	(49)	(3)%	4,348	3,821	527	14%
Operating income	452	525	(73)	(14)%	1,486	1,328	158	12%
Operating margin	32%	36%		(4) points	34%	35%		(1) point

New orders decreased by $296 million to $1.2 billion for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. The decrease in new orders for the three months ended July 31, 2011 was primarily attributable to memory and foundry customers. New orders increased by $477 million to $4.6 billion for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. The increase in new orders for the nine months ended July 31, 2011 was primarily from logic and foundry customers, while orders from memory customers declined.

New orders for the Silicon Systems Group by end use application for the three and nine months ended July 31, 2011 and August 1, 2010 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010

Foundry	37%	37%	47%	39%
Memory	38%	45%	29%	48%
Logic and other	25%	18%	24%	13%

	100%	100%	100%	100%

Net sales decreased by $49 million to $1.4 billion for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. The decrease in net sales for the three months ended July 31, 2011 was attributable to memory and foundry customers. Net sales increased by $527 million to $4.3 billion for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. The increase in net sales for the nine months ended July 31, 2011 was from logic and foundry customers, while investment from memory customers declined. Three customers accounted for 52 percent of net sales in this segment in the first nine months of fiscal 2011. Approximately 49 percent of net sales in the third quarter of fiscal 2011 were for orders received and shipped within the quarter.

The following region accounted for at least 30 percent of total net sales for the Silicon Systems Group segment for either the three or nine months ended July 31, 2011 and August 1, 2010:

	Three Months Ended					Nine Months Ended
	July 31,		Change	August 1,		July 31,		Change	August 1,
	2011		2011 over 2010	2010		2011		2011 over 2010	2010
	($)	(%)	(%)	($)	(%)	($)	(%)	(%)	(%)	(%)
	(In millions, except percentages)

Taiwan	262	19	(51)	535	37	1,128	26	(19)	1,395	36

In the third quarter of fiscal 2011, customers in Taiwan accounted for 19 percent of total net sales for the Silicon Systems Group segment compared to 37 percent in the third quarter of fiscal 2010. For the first nine months of fiscal 2011, customers in Taiwan accounted for 26 percent of total net sales for the Silicon Systems Group segment compared to 36 percent for the first nine months of fiscal 2010.

The book to bill ratio (new orders divided by net sales) decreased to 0.9 for the third quarter of fiscal 2011 compared to 1.1 for the third quarter of fiscal 2010 reflecting lower year-over-year demand. The book to bill ratio decreased to 1.0 for the first nine months of fiscal 2011 compared to 1.1 for the first nine months of fiscal 2010 reflecting a higher year-over-year increase in net sales relative to new orders.

Operating income decreased by $73 million to $452 million for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. The decrease in operating income for the three months ended July 31, 2011 was primarily due to lower sales and an increase in RD&E expenses. Operating income increased by $158 million to $1.5 billion for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. Operating income for the nine months ended July 31, 2011 increased due to higher revenue from semiconductor equipment sales and reflected the recovery in the semiconductor equipment industry during the first nine months of fiscal 2011 and lower costs from continued transition of the manufacturing of certain products to Applied’s Singapore Operations Center.

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

In fiscal 2010, as part of the restructuring of the Energy and Environmental Solutions segment, Applied discontinued sales to new customers of its fully-intergrated SunFab production lines but continued to offer individual tools for thin film solar manufacturing. Applied is supporting existing SunFab customers with services, upgrades and capacity increases through its Applied Global Services segment as these products are considered to have reached a particular stage in the product lifecycle. Effective in the first quarter of fiscal 2011, Applied accounts for SunFab thin film products under its Applied Global Services segment.

Certain significant measures for the three and nine months ended July 31, 2011 and August 1, 2010 were as follows:

	Three Months Ended				Nine Months Ended
	July 31,	August 1,	Change		July 31,	August 1,	Change
	2011	2010	2011 over 2010		2011	2010	2011 over 2010
	(In millions, except percentages)

New orders	$613	$595	$18	3%	$1,769	$1,552	$217	14%
Net sales	603	468	135	29%	1,784	1,349	435	32%
Operating income	146	84	62	74%	322	237	85	36%
Operating margin	24%	18%		6 points	18%	18%		—

New orders increased by $18 million to $613 million for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010, and also increased by $217 million to $1.8 billion for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. The increases in new orders for the three and nine months ended July 31, 2011 were primarily due to higher demand for spare parts and refurbished equipment, reflecting customers’ higher factory utilization rates.

Net sales increased by $135 million to $603 million for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010, and also increased by $435 million to $1.8 billion for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. The increases in net sales for the three and nine months ended July 31, 2011 were due primarily to higher sales of refurbished equipment.

The book to bill ratio decreased to 1.0 for the third quarter of fiscal 2011 compared to 1.3 for the third quarter of fiscal 2010 decreased to 1.0 for the first nine months of fiscal 2011 compared to 1.2 for the first nine months of fiscal 2010 reflecting a higher year-over-year increase in net sales relative to demand.

Operating income increased by $62 million to $146 million for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. Operating income increased by $85 million to $322 million for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. The increases in operating income for the three and nine months ended July 31, 2011 primarily reflected increased sales and improved gross margins of refurbished equipment. Operating results for the nine months ended July 31, 2011 included impairment charges of $24 million. The decreases in operating margin for the three and nine months ended July 31, 2011 were due to changes in product mix and impairment charges incurred.

Display Segment

The Display segment encompasses products for manufacturing LCDs for TVs, personal computers, video-enabled devices and touch panel applications. The segment is focused on expanding market share by differentiation with larger-scale substrates, entry into new markets, and development of products to enable cost reductions through productivity and uniformity.

Certain significant measures for the three and nine months ended July 31, 2011 and August 1, 2010 were as follows:

	Three Months Ended				Nine Months Ended
	July 31,	August 1,	Change		July 31,	August 1,	Change
	2011	2010	2011 over 2010		2011	2010	2011 over 2010
	(In millions, except percentages)

New orders	$220	$242	$(22)	(9)%	$617	$624	$(7)	(1)%
Net sales	223	216	7	3%	528	618	(90)	(15)%
Operating income	58	64	(6)	(9)%	116	179	(63)	(35)%
Operating margin	26%	30%		(4) points	22%	29%		(7) points

New orders decreased by $22 million to $220 million for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010, and decreased by $7 million to $617 million for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. The decrease in new orders for the three months ended July 31, 2011 was due to booking timing and investment delay offset by increased demand for touch panel tools and Low-Temperature

Polycrystalline Silicon (LTPS) systems. The decrease in new orders for the nine months ended July 31, 2011 reflected investment delay partially offset by orders for touch panel tools.

Net sales increased by $7 million to $223 million for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. The increase in net sales for the three months ended July 31, 2011 was driven by production capacity expansion for new mobile devices such as smart phones and tablets, while investment in LCD products declined. Net sales decreased by $90 million to $528 million for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. The decrease in net sales for the nine months ended July 31, 2011 reflected decreased demand for LCD products. The Display segment experienced a cyclical downturn in LCD products, which was partially offset by demand for LTPS systems and touch panel systems. Three customers accounted for 57 percent of net sales in the Display segment in the first nine months of fiscal 2011.

The following regions accounted for at least 30 percent of total net sales for the Display Group segment for either the three or nine months ended July 31, 2011 and August 1, 2010:

	Three Months Ended					Nine Months Ended
	July 31,		Change	August 1,		July 31,		Change	August 1,
	2011		2011 over 2010	2010		2011		2011 over 2010	2010
	($)	(%)	(%)	($)	(%)	($)	(%)	(%)	($)	(%)
	(In millions, except percentages)

China	111	50	41	79	37	255	48	73	147	24
Taiwan	58	26	(17)	70	33	156	30	(23)	203	33

Customers in China accounted for 50 percent of net sales in this segment for the third quarter of fiscal 2011. In the third quarter of fiscal 2010, customers in China and Taiwan accounted for 70 percent of total net sales for the Display segment. For the first nine months of fiscal 2011, customers in China and Taiwan accounted for 78 percent of total net sales in this segment compared to 57% for the first nine months of fiscal 2010.

The book to bill ratio decreased to 1.0 for the third quarter of fiscal 2011 compared to 1.1 for the third quarter of fiscal 2010. The decrease for the three months ended July 31, 2011 reflected higher year-over-year net sales relative to year-over-year new orders. The book to bill ratio increased to 1.2 for the first nine months of fiscal 2011 compared to 1.0 for the first nine months of fiscal 2010. The increase for the nine months ended July 31, 2011 reflected lower year-over-year net sales relative to year-over-year new orders.

Operating income decreased by $6 million to $58 million for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. The decrease in operating income for the three months ended July 31, 2011 primarily reflected a decrease in net sales. Operating income decreased by $63 million to $116 million for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. The decrease in operating income for the nine months ended July 31, 2011 reflected an unfavorable currency exchange rate and an unfavorable product mix. The decreases in operating margin for the three and nine months ended July 31, 2011 were due to changes in product mix.

Energy and Environmental Solutions Segment

The Energy and Environmental Solutions segment includes products for fabricating c — Si solar PVs, high throughput roll-to-roll coating systems for flexible electronics and web products. This business is focused on delivering solutions to generate and conserve energy, with an emphasis on lowering the cost to produce solar power by providing equipment to enhance manufacturing scale and efficiency. Until the first quarter of fiscal 2011, the Energy and Environmental Solutions segment included the fully-integrated SunFab production line for manufacturing thin film solar panels. During the third quarter of fiscal 2010, Applied announced a plan to restructure its Energy and Environmental Solutions segment in response to adverse market conditions for thin film solar and as a result, Applied discontinued marketing of its fully-integrated SunFab lines, but is offering individual tools for thin film solar manufacturing. Applied is supporting existing SunFab line customers with services, upgrades and capacity increases through its Applied Global Services segment, and effective in the first quarter of fiscal 2011, Applied accounts for thin film products under its Applied Global Services segment rather than its Energy and Environmental Solutions segment.

Certain significant measures for the three and nine months ended July 31, 2011 and August 1, 2010 were as follows:

	Three Months Ended				Nine Months Ended
	July 31,	August 1,	Change		July 31,	August 1,	Change
	2011	2010	2011 over 2010		2011	2010	2011 over 2010
	(In millions, except percentages)

New orders	$318	$353	$(35)	(10)%	$1,598	$961	$637	66%
Net sales	563	387	176	45%	1,676	874	802	92%
Operating income (loss)	123	(371)	494	133%	436	(552)	988	179%
Operating margin	22%	(96)%		118 points	26%	(63)%		89 points

New orders decreased by $35 million to $318 million for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. The decrease in new orders for the three months ended July 31, 2011 reflected a tightening of access to capital and excess manufacturing capacity for customers in China. New orders increased by $637 million to $1.6 billion for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. The increase in new orders for the nine months ended July 31, 2011 reflected significantly increased demand for c-Si equipment, particularly wafering and metallization products. The increased demand was partially driven by government subsidies for solar panel manufacturers in China.

Net sales increased by $176 million to $563 million for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010, and also increased by $802 million to $1.7 billion for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. The increases in net sales for the three and nine months ended July 31, 2011 primarily reflected higher sales to c-Si customers. Net sales of SunFab thin film lines for the three and nine months ended August 1, 2010 were $79 million and $309 million, respectively.

The following regions accounted for at least 30 percent of total net sales for the Energy and Environmental Solutions segment for either the three or nine months ended July 31, 2011 and August 1, 2010:

	Three Months Ended					Nine Months Ended
	July 31,		Change	August 1,		July 31,		Change	August 1,
	2011		2011 over 2010	2010		2011		2011 over 2010	2010
	($)	(%)	(%)	($)	(%)	($)	(%)	(%)	($)	(%)
	(In millions, except percentages)

China	485	86	106	236	61	1,360	81	237	403	46
Europe	7	1	(94)	122	31	49	3	(87)	372	43

For the third quarter of fiscal 2011, customers in China accounted for 76 percent of new orders and 86 percent of net sales in the Energy and Environmental Solutions segment. For the first nine months of fiscal 2011, customers in China accounted for 78 percent of new orders and 81 percent of net sales in this segment. In the third quarter of fiscal 2010, customers in China and Europe accounted for 92 percent of total net sales for the Energy and Environmental Solutions segment. For the first nine months of fiscal 2010, customers in China and Europe accounted for 89 percent of total net sales in this segment.

The book to bill ratio decreased to 0.6 for the third quarter of fiscal 2011 compared to 0.9 for the third quarter of fiscal 2010. The book to bill ratio decreased to 1.0 for the first nine months of fiscal 2011 compared to 1.1 for the first nine months of fiscal 2010. The decrease for both the three and nine months ended July 31, 2011 reflected a higher increase in net sales year-over-year relative to demand.

The Energy and Environmental Solutions segment reported operating income of $123 million for the third quarter of fiscal 2011 compared to an operating loss of $371 million for the third quarter of fiscal 2010. Operating loss for the three months ended August 1, 2010 included charges totaling $405 million associated with the Energy and Environmental Solutions restructuring plan announced in July 2010. The increase in operating income in the third quarter of fiscal 2011 was also attributable to higher net sales of c-Si equipment. The Energy and Environmental Solutions segment reported operating income of $436 million for the first nine months of fiscal 2011 compared to an operating loss of $552 million for the first nine months of fiscal 2010. Operating loss for the nine months ended August 1, 2010 included charges totaling $405 million associated with the Energy and Environmental Solutions restructuring plan announced in July 2010. The increase in operating income for the first nine months of fiscal 2011 was also attributable to significantly higher net sales of c-Si equipment and included favorable adjustments of $36 million related to the restructuring program announced in the third quarter of fiscal 2010. The increases in operating margin for the three and nine months ended July 31, 2011 were due to higher manufacturing volume for c-Si equipment.

Financial Condition, Liquidity and Capital Resources

Applied’s cash, cash equivalents and investments increased to $6.8 billion at July 31, 2011 from $3.9 billion at October 31, 2010, due primarily to the receipt of proceeds from the issuance of $1.75 billion of senior unsecured notes discussed below and cash provided by operating activities of $1.73 billion.

Cash, cash equivalents and investments consist of the following:

	July 31,	October 31,
	2011	2010
	(In millions)

Cash and cash equivalents	$5,018	$1,858
Short-term investments	739	727
Long-term investments	1,052	1,307

Total cash, cash-equivalents and investments	$6,809	$3,892

A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	July 31,	August 1,
	2011	2010
	(In millions)

Cash provided by operating activities	$1,728	$1,198
Cash provided by (used in) investing activities	$218	$(847)
Cash provided by (used in) financing activities	$1,210	$(362)

Applied generated $1.7 billion of cash from operating activities for the nine months ended July 31, 2011. The primary sources of cash from operating activities for the nine months ended July 31, 2011 were net income, as adjusted to exclude the effect of non-cash charges including depreciation, amortization, share-based compensation, restructuring and asset impairments, and changes in components of working capital. Applied’s working capital was $7.0 billion at July 31, 2011 and $3.9 billion at October 31, 2010. Applied utilized programs to discount letters of credit issued by customers of $211 million and $134 million for the nine months ended July 31, 2011 and August 1, 2010, respectively. Discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. For the nine months ended July 31, 2011 and August 1, 2010, Applied factored accounts receivable and discounted promissory notes totaling $80 million and $106 million, respectively. Days sales outstanding for the third quarter of fiscal 2011 decreased to 59 days, compared to 61 days in the second quarter of fiscal 2011, primarily due to strong collections performance offset in part by higher extended terms in ending accounts receivable from the second quarter of fiscal 2011. Days sales outstanding varies due to the timing of shipments and the payment terms. During the first nine months of fiscal 2010, Applied received a U.S. federal income tax refund of approximately $130 million for the carryback of Applied’s net operating loss from fiscal 2009 to fiscal 2005.

Applied generated $218 million of cash from investing activities during the nine months ended July 31, 2011. Capital expenditures of $136 million for the nine months ended July 31, 2011, which included construction in progress additions and purchases of equipment in North America, was offset by $99 million in proceeds received from the sale of properties located in North America and $27 million in proceeds received from completed divestiture of certain assets held for sale, net of cash sold. Proceeds from sales and maturities of investments, net of purchases of investments, totaled $227 million for the nine months ended July 31, 2011. Investing activities also include investments in technology and acquisitions of companies to allow Applied to access new market opportunities or emerging technologies. During the nine months ended August 1, 2010, Applied acquired Semitool Inc., a public company based in the state of Montana, for $323 million, net of cash acquired.

Applied generated $1.2 billion of cash from financing activities during the nine months ended July 31, 2011, consisting primarily of net proceeds received from the issuance of senior unsecured notes of $1.75 billion, as discussed further below, $64 million in proceeds from common stock issuances related to equity compensation awards, offset in part by $293 million in common stock repurchases and $291 million in cash dividends.

The following table summarizes the dividends declared by Applied’s Board of Directors during fiscal 2011:

Date Declared	Record Date	Payable Date	Amount Per Share

December 7, 2010	March 2, 2011	March 23, 2011	$0.07
March 8, 2011	June 1, 2011	June 22, 2011	$0.08
June 6, 2011	August 31, 2011	September 21, 2011	$0.08

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

Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a four-year revolving credit agreement with a group of banks that is scheduled to expire in May 2015. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at July 31, 2011. Remaining credit facilities in the amount of approximately $103 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both July 31, 2011 and October 31, 2010.

In the third quarter of fiscal 2011, Applied established a short-term debt financing program of up to $1.5 billion through the issuance of commercial paper notes. As of July 31, 2011, Applied did not have any commercial paper outstanding.

On May 4, 2011, Applied and Varian announced the signing of a definitive merger agreement (the Merger Agreement) under which Applied agreed to acquire Varian for $63 per share in cash. The total consideration amount is approximately $4.9 billion, which includes certain post-closing equity based compensation. Upon completion of the merger, the purchase price allocation will result in an increase in Applied’s goodwill and purchased intangible assets. Varian designs, manufactures, markets and services semiconductor processing equipment and is the leading supplier of ion implantation equipment used by chip makers around the world. Varian stockholders approved the Merger Agreement at a special meeting held on August 11, 2011. Consummation of the proposed merger remains subject to various other customary closing conditions, including receipt of certain domestic and foreign antitrust approvals (including under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act). Upon completion of the merger, Varian will operate within Applied’s Silicon Systems Group and will continue to be based in Gloucester, Massachusetts.

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

On June 13, 2011, Applied received a request for additional information from the Antitrust Division of the U.S. Department of Justice (DOJ) in connection with the merger as part of the regulatory process under the HSR Act. Applied is responding to the request and will continue to work cooperatively with the DOJ as the DOJ conducts its review. The effect of the DOJ’s request is to extend the waiting period imposed by the HSR Act until 30 days after Applied has substantially complied with the request and Varian has substantially complied with the request that it received.

Applied expects to fund the transaction with a combination of existing cash balances and debt. In May 2011, Applied put in place a $2.0 billion bridge loan facility, which was subsequently terminated upon issuance of senior unsecured notes, as discussed below.

In June 2011, Applied issued senior unsecured notes (collectively, the Notes) in the aggregate principal amount of $1.75 billion as follows:

			Effective
	Principal	Stated	Interest	Interest	Interest
Due Date	Amount	Interest Rate	Rate	Pay Date	Pay Date
	(In millions)

June 15, 2016	$400	2.650%	2.666%	June 15	December 15
June 15, 2021	750	4.300%	4.326%	June 15	December 15
June 15, 2041	600	5.850%	5.879%	June 15	December 15

	$1,750

Applied intends to use the net proceeds of the Notes to fund a portion of the consideration and certain costs associated with the proposed merger with Varian. In the event that the Merger Agreement is terminated or Applied does not consummate the merger on or before May 31, 2012, Applied will be required to redeem the Notes at a redemption price of 101% of the aggregate principal amount of the Notes plus any accrued and unpaid interest. The indenture governing the Notes include certain covenants with which Applied was in compliance at July 31, 2011. See Note 10 of Notes to Consolidated Condensed Financial Statements for additional discussion of long-term debt.

In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of July 31, 2011, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $52 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.

Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of July 31, 2011, Applied Materials Inc. has provided parent guarantees to banks for approximately $200 million to cover these services.

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

Long-term Contractual Obligations

Information concerning Applied’s long-term contractual obligations is contained on page 47 in the Company’s Form 10-K for the fiscal year ended October 31, 2010, and is incorporated by herein by reference, with the exception of its long-term contractual obligations related to the $1.75 billion principal amount of Notes issued in June 2011 and the associated maturity dates. See Note 10 to the Consolidated Condensed Financial Statements for detailed information about the Notes.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 1 of Notes to Consolidated Condensed Financial Statements describes the significant accounting policies used in the preparation of the consolidated condensed financial statements. Certain of these significant accounting policies are considered to be critical accounting policies.

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

In 2009, the Financial Accounting Standards Board issued amended revenue recognition guidance for arrangements with multiple deliverables and certain software sold with tangible products. This new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific evidence or third party evidence is unavailable. Applied implemented this guidance prospectively beginning in the first quarter of fiscal 2010 for transactions that were initiated or materially modified during fiscal 2010. The implementation of the new guidance had an insignificant impact on reported net sales compared to net sales under previous guidance, as the new guidance did not change the units of accounting within sales arrangements and the elimination of the residual method for the allocation of arrangement consideration had an inconsequential impact on the amount and timing of reported net sales.

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

Non-GAAP operating income for the three and nine months ended July 31, 2011 was $683 million and $2.0 billion, respectively, compared to non-GAAP operating income of $339 million and $1.0 billion for the three and nine months ended August 1, 2010, respectively.

Non-GAAP net income for the third quarter of fiscal 2011 was $467 million, or $0.35 per share, compared to a non-GAAP net income of $234 million or $0.17 per share for the third quarter of fiscal 2010. Non-GAAP net income for the nine months ended July 31, 2011 was $1.5 billion, or $1.09 per share, compared to a non-GAAP net income of $705 million or $0.52 per share for the nine months ended August 1, 2010.

The following table presents a reconciliation of the GAAP and non-GAAP results for the three and nine months ended July 31, 2011 and August 1, 2010:

APPLIED MATERIALS, INC.

RECONCILIATION OF GAAP TO NON-GAAP RESULTS

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
	(In millions, except per share amounts)

Non-GAAP Operating Income
Reported operating income (GAAP basis)	$687	$183	$2,037	$685
Certain items associated with acquisitions[1]	12	21	37	77
Varian and Semitool deal cost	9	—	9	10
Restructuring charges and asset impairments[2,3,4,5]	3	135	(30)	248
Gain on sale of facilities, net	(28)	—	(27)	—

Non-GAAP operating income	$683	$339	$2,026	$1,020

Non-GAAP Net Income
Reported net income (GAAP basis)	$476	$123	$1,471	$470
Certain items associated with acquisitions[1]	12	21	37	77
Varian and Semitool deal cost	9	—	9	10
Restructuring charges and asset impairments[2,3,4,5]	3	135	(30)	248
Impairment of strategic investments	—	8	—	13
Gain on sale of facilities, net	(28)	—	(27)	—
Reinstatement of federal R&D tax credit	—	—	(13)	—
Income tax effect of non-GAAP adjustments	(5)	(53)	5	(113)

Non-GAAP net income	$467	$234	$1,452	$705

Non-GAAP Earnings Per Diluted Share
Reported earnings per diluted share (GAAP basis)	$0.36	$0.09	$1.10	$0.35
Certain items associated with acquisitions	0.01	0.01	0.02	0.04
Varian and Semitool deal cost	—	—	0.01	0.01
Restructuring charges and asset impairments	—	0.07	(0.01)	0.12
Impairment of strategic investments	—	—	—	—
Gain on sale of facilities, net	(0.02)	—	(0.02)	—
Reinstatement of federal R&D tax credit	—	—	(0.01)	—
Non-GAAP earnings per diluted share	$0.35	$0.17	$1.09	$0.52
Weighted average number of diluted shares	1,330	1,349	1,333	1,351

1	These items are incremental charges attributable to acquisitions consisting of inventory fair value adjustments on products sold and amortization of purchased intangible assets.

2	Results for the three months ended July 31, 2011 included asset impairment charges of $3 million related to certain fixed assets.

3	Results for the three months ended August 1, 2010 included asset impairment charges of $110 million and restructuring charges of $45 million related to a restructuring program announced on July 21, 2010, offset by a $20 million favorable adjustment to a restructuring program announced on November 11, 2009.

4	Results for the nine months ended July 31, 2011 included asset impairment charges of $30 million primarily related to certain intangible assets, offset by favorable adjustments of $36 million related to a restructuring program announced on July 21, 2010, $19 million related to a restructuring program announced on November 11, 2009, and $5 million related to a restructuring program announced on November 12, 2008.

5	Results for the nine months ended August 1, 2010 included asset impairment charges of $110 million and restructuring charges of $45 million related to a restructuring program announced on July 21, 2010, restructuring charges of $84 million associated with a restructuring program announced on November 11, 2009, and asset impairment charges of $9 million related to a facility held for sale.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $1.7 billion at July 31, 2011. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at July 31, 2011, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $22 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated condensed statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

Certain operations of Applied are conducted in foreign currencies, such as Japanese yen, euro, Israeli shekel, Taiwanese dollar and Swiss franc. Applied enters into currency forward exchange and option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 24 months. Gains and losses on these contracts are generally recognized in income at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on currency forward exchange and option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses were not material for the three and nine months ended July 31, 2011 and August 1, 2010.

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

The information set forth above under the caption “Legal Matters” in Note 15 contained in Notes to Consolidated Condensed Financial Statements is incorporated herein by reference.

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

The global semiconductor, flat panel display, solar and related industries in which Applied operates are characterized by ongoing changes affecting some or all of these industries, including:

•	increasing capital requirements for building and operating new fabrication plants and customers’ ability to raise the necessary capital, particularly when financial market conditions are difficult;

•	differences in growth rates among the semiconductor, display and solar industries;

•	the increasing importance of establishing, improving and maintaining strong relationships with customers;

•	changes in end demand for electronic products over time and the effect of these changes on customers’ businesses and, in turn, demand for Applied’s products;

•	abrupt and unforeseen shifts in the nature and amount of customer and end-user demand;

•	the increasing cost and complexity for customers to move from product design to volume manufacturing, which may slow the adoption rate for new manufacturing technology;

•	the need to reduce the total cost of manufacturing system ownership, due in part to greater demand for lower-cost consumer electronics compared to business information technology spending;

•	the heightened importance to customers of system reliability and productivity and the effect on demand for fabrication systems as a result of their increasing productivity, device yield and reliability;

•	the increasing importance of, and difficulties in, developing products with sufficient differentiation to influence customers’ purchasing decisions;

•	requirements for shorter cycle times for the development, manufacture and installation of manufacturing equipment;

•	price and performance trends for semiconductor devices, LCDs and solar PVs, and the corresponding effect on demand for such products;

•	the increasing importance of the availability of spare parts to maximize the time that customers’ systems are available for production;

•	the increasing role for and complexity of software in Applied products; and

•	the increasing focus on reducing energy usage and improving the environmental impact and sustainability associated with manufacturing operations.

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

The greatest portion of Applied’s consolidated net sales and profitability historically has been derived from sales of manufacturing equipment by the Silicon Systems Group to the global semiconductor industry. In addition, a majority of the revenues of Applied Global Services is from sales of service products to semiconductor manufacturers. The semiconductor industry is characterized by ongoing changes particular to that industry in addition to the general industry changes described in the preceding risk factor, including:

•	the increasing cost of research and development due to many factors, including: decreasing linewidths on a chip; the use of new materials such as cobalt and yttrium; new and more complex device structures; more applications and process steps; increasing chip design costs; and the increasing cost and complexity of integrated manufacturing processes;

•	the growing number of types and varieties of semiconductors and number of applications across multiple substrate sizes;

•	differing market growth rates and capital requirements for different applications, such as NAND Flash, DRAM, logic and foundry, and the resulting effect on customers’ spending patterns and on Applied’s ability to compete in these market segments;

•	the increasing cost and complexity for semiconductor manufacturers to move more technically advanced capability and smaller linewidths to volume manufacturing, and the resulting impact on the rates of technology transition and investment in capital equipment;

•	the cost, technical complexity and timing of a proposed industry transition from 300mm to 450mm wafers, and the resulting effect on demand for manufacturing equipment and services;

•	the decreasing rate of capital expenditures as a percentage of semiconductor manufacturers’ revenue, and manufacturers’ increasing allocation of capital investment to markets that Applied does not serve, such as lithography;

•	shorter cycle times between customers’ order placement and product shipment, which may lead to inventory write-offs and manufacturing inefficiencies that decrease gross margin;

•	technology developments in related markets, such as lithography, to which Applied may need to adapt;

•	competitive factors that make it difficult to enhance market position;

•	the importance of increasing market positions in larger market segments, such as etch and inspection;

•	the increasing concentration of wafer starts in one country, Korea, where Applied’s service penetration and service-revenue-per-wafer-start have been lower than in other regions; and

•	the increasing fragmentation of semiconductor markets, leading certain markets to become too small to support the cost of a new fabrication plant, while others require less technologically advanced products.

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

The global flat panel display industry historically has experienced considerable volatility in capital equipment investment levels, due in part to the limited number of LCD manufacturers and the concentrated nature of LCD end-use applications. Recently, industry growth has depended to a considerable extent on consumer demand for increasingly larger and more advanced TVs. In addition to the general industry changes described above in the second risk factor, the display industry is characterized by ongoing changes particular to that industry, including:

•	the planned expansion of manufacturing facilities in China by Chinese display manufacturers and manufacturers from other countries, and the ability of non-Chinese manufacturers to obtain government approvals on a timely basis;

•	technical and financial difficulties associated with transitioning to larger substrate sizes for LCDs, which may slow or prevent substrate generation scaling;

•	the effect of a slowing rate of transition to larger substrate sizes on capital intensity and product differentiation;

•	the increasing importance of new types of displays, such as touch panels and OLEDs (organic light-emitting devices);

•	technical difficulties and costs associated with developing new technologies for use in LCD manufacturing, such as LEDs for backlighting; and

•	uncertainty with respect to future LCD technology end-use applications and growth drivers.

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

An increasing portion of Applied’s business is in the emerging solar market, which, in addition to the general industry changes described above in the second risk factor, is characterized by ongoing changes specific to the solar industry, including:

•	the need to continually decrease the cost-per-watt of electricity produced by solar PV products to at or below grid parity by, among other things, reducing operating costs and increasing throughputs for solar PV manufacturing, and improving the conversion efficiency of solar PVs;

•	the impact on demand for solar PV products arising from the cost of electricity generated by solar PVs compared to the cost of electricity from the existing grid or other energy sources;

•	the varying energy policies of governments around the world and their effect in influencing the rate of growth of the solar PV market, including the availability and amount of government incentives for solar power such as tax credits, feed-in tariffs, rebates, renewable portfolio standards that require electricity providers to sell a targeted amount of energy from renewable sources, and goals for solar installations on government facilities;

•	the growing number of solar PV manufacturers and increasing global production capacity for solar PVs, primarily in China as a result of government policies and subsidies and lower manufacturing costs;

•	the varying levels of operating and industry experience among solar PV manufacturers and the resulting differences in the nature and extent of customer support services requested from Applied;

•	challenges associated with marketing and selling manufacturing equipment and services to a diverse and diffuse customer base;

•	the increasing number of government-affiliated entities in China that are becoming customers;

•	the cost of polysilicon and other materials; and

•	access to affordable financing and capital by customers and end-users.

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

Continuing difficulties in the financial markets and uncertainty regarding the global economy are posing challenges, while some governments may implement policies to control economic growth. The markets for semiconductors and flat panel displays in particular depend largely on consumer spending. Economic uncertainty and related factors, including unemployment, inflation and fuel prices, exacerbate negative trends in business and consumer spending and may cause certain Applied customers to push out, cancel, or refrain from placing orders for equipment or services, which may reduce net sales, reduce backlog, and affect Applied’s ability to convert backlog to sales. Difficulties in obtaining capital, uncertain market conditions, or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, leading to customers’ reduced research and development funding and/or capital expenditures and, in turn, lower sales and/or additional inventory or bad debt expense for Applied. These conditions may also similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for Applied’s products or added costs. In addition, these conditions may lead to strategic alliances by, or consolidation of, other equipment manufacturers, which could adversely affect Applied’s ability to compete effectively.

Uncertainty about future economic and industry conditions also makes it more challenging for Applied to forecast its operating results, make business decisions, and identify and prioritize the risks that may affect its business, sources and uses of cash, financial condition and results of operations. Applied may be required to implement additional cost reduction efforts, including restructuring activities, and/or modify its business model, which may adversely affect Applied’s ability to capitalize on opportunities in a market recovery. In addition, Applied maintains an investment portfolio that is subject to general credit, liquidity, foreign exchange, market and interest rate risks. The risks to Applied’s investment portfolio may be exacerbated if financial market conditions deteriorate and, as a result, the value and liquidity of the investment portfolio and return on pension assets could be negatively impacted and lead to impairment charges. If Applied does not timely and appropriately adapt to changes resulting from the uncertain macroeconomic environment and industry conditions, Applied’s business, financial condition or results of operations may be materially and adversely affected.

Applied must continually innovate and adapt its business and product offerings to respond to competition and rapid technological changes.

As Applied operates in a highly competitive environment in which innovation is critical, its future success depends on many factors, including the effective commercialization and customer acceptance of its equipment, services and related products. In addition, Applied must successfully execute its growth strategy, including enhancing market share in existing markets, expanding into related markets, cultivating new markets and exceeding industry growth rates, while constantly improving its operational performance. The development, introduction and support of a broadening set of products in more varied competitive environments have grown increasingly complex and expensive over time. Furthermore, new or improved products may entail higher costs and reduced profits. Applied’s performance may be adversely affected if it does not timely, cost-effectively and successfully:

•	identify and address technology inflections, market changes, new applications, customer requirements and end-use demand;

•	develop new products (including disruptive technologies), improve and/or develop new applications for existing products, and adapt similar products for use by customers in different applications and/or markets with varying technical requirements;

•	appropriately price and achieve market acceptance of its products;

•	differentiate its products from those of competitors and any disruptive technologies, meet customers’ performance specifications, and drive efficiencies and cost reductions;

•	maintain operating flexibility to enable different responses to different markets, customers and applications;

•	focus on sales and marketing strategies that foster strong customer relationships;

•	allocate resources, including people and R&D funding, among Applied’s products and between the development of new products and the enhancement of existing products, as most appropriate and effective for future growth;

•	reduce the cost, and improve the productivity of capital invested in R&D activities;

•	accurately forecast demand, work with suppliers and meet production schedules for its products;

•	improve its manufacturing processes and achieve cost efficiencies across product offerings;

•	adapt to changes in value offered by companies in different parts of the supply chain;

•	qualify products for evaluation and, in turn, volume manufacturing with its customers;

•	enhance its worldwide operations to enable both continuous quality improvement and cost reductions across all business segments; and

•	implement changes in its design engineering methodology, including those that enable reduction of material costs and cycle time, greater commonality of platforms and types of parts used in different systems, greater effectiveness of product life cycle management, and reduced energy usage and environmental impact.

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

As part of its growth strategy, Applied must successfully expand into related or new markets and industries, either with its existing products or with new products developed internally or obtained through acquisitions. The entry into different markets involves additional challenges, including those arising from:

•	the need to devote additional resources to develop new products for, and operate in, new markets;

•	the need to develop new sales and marketing strategies and cultivate relationships with new customers;

•	differing rates of profitability and growth among multiple businesses;

•	Applied’s ability to anticipate demand, capitalize on opportunities, and avoid or minimize risks;

•	the complexity of managing multiple businesses with variations in production planning, execution, supply chain management and logistics;

•	the adoption of new business models;

•	the need to undertake activities to grow demand for end-products;

•	the need to develop adequate new business processes and systems;

•	Applied’s ability to rapidly expand its operations to meet increased demand and the associated effect on working capital;

•	new materials, processes and technologies;

•	the need to attract, motivate and retain employees with skills and expertise in these new areas;

•	new and more diverse customers and suppliers, including some with limited operating histories, uncertain and/or limited funding, evolving business models and/or locations in regions where Applied does not have, or has limited, operations;

•	different customer service requirements;

•	new or different competitors with potentially more financial or other resources, industry experience and/or established customer relationships;

•	entry into new industries and countries, with differing levels of government involvement, laws and regulations, and business, employment and safety practices;

•	third parties’ intellectual property rights; and

•	the need to comply with, or work to establish, industry standards and practices.

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

In the third quarter fiscal 2011, approximately 84 percent of Applied’s net sales were to customers in regions outside the United States. Certain of Applied’s R&D and manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in Singapore, Taiwan, China, Korea, Israel, Italy and Switzerland. Applied is also expanding its business and operations in new countries. The global nature of Applied’s business and operations presents challenges, including but not limited to those arising from:

•	varying regional and geopolitical business conditions and demands;

•	political and social attitudes, laws, rules, regulations and policies within countries that favor domestic companies over non-domestic companies, including customer- or government-supported efforts to promote the development and growth of local competitors;

•	customer- or government-supported efforts to influence Applied to conduct more of its operations in a particular country, such as Korea and China;

•	variations among, and changes in, local, regional, national or international laws and regulations (including intellectual property, labor, tax, and import /export laws), as well as the interpretation and application of such laws and regulations;

•	global trade issues, including those related to the interpretation and application of import and export licenses;

•	positions taken by governmental agencies regarding possible national commercial and/or security issues posed by international business operations;

•	fluctuating raw material, commodity and energy costs;

•	challenges associated with managing more geographically diverse operations and projects, which requires an effective organizational structure and appropriate business processes, procedures and controls;

•	a more diverse workforce with different cultures, customs, business practices and worker expectations;

•	variations in the ability to develop relationships with local customers, suppliers and governments;

•	fluctuations in interest rates and currency exchange rates, including the relative strength or weakness of the U.S. dollar against the Japanese yen, euro, Taiwanese dollar, Israeli shekel or Chinese yuan;

•	the need to provide sufficient levels of technical support in different locations around the world;

•	political instability, natural disasters (such as earthquakes, floods or storms), pandemics, terrorism or acts of war in locations where Applied has operations, suppliers or sales, or that may influence the value chain of the industries that Applied serves;

•	the need for an effective business continuity plan if a disaster or other event occurs that could disrupt business operations;

•	the need to regularly reassess the size, capability and location of the Company’s global infrastructure and make appropriate changes;

•	cultural and language differences;

•	shipping costs and/or delays;

•	the need to continually improve the Company’s operating cost structure;

•	difficulties and uncertainties associated with the entry into new countries;

•	hiring and integration of an increasing percentage of new workers, including in countries such as India and China;

•	the increasing need for the workforce to be more mobile and work in or travel to different regions;

•	uncertainties with respect to economic growth rates in various countries; and

•	uncertainties with respect to growth rates for the manufacture and sales of semiconductors, LCDs and solar PVs in the developing economies of certain countries.

Many of these challenges are present in China and Korea, which are experiencing significant growth of customers, suppliers and competitors to Applied. Applied further believes that China and Korea present large potential markets for its products and opportunity for growth over the long term, although at lower projected levels of profitability and margins for certain products than historically have been achieved in other regions. These challenges may materially and adversely affect Applied’s business, financial condition and results of operations.

In addition, in March 2011, Japan experienced a significant earthquake, aftershocks and a tsunami that resulted in widespread damage and business interruptions throughout the country. Certain of Applied’s customers and suppliers are located in Japan and Applied also has sales and service centers in the country. While Applied has not experienced any material impact on its business or operations to date and has taken actions to enhance its ability to meet customers’ requirements, Applied cannot predict the extent of the impact the situation in Japan may have, if any, on its future business and operations.

Applied is exposed to risks associated with a highly concentrated customer base.

Applied’s semiconductor and flat panel display customer bases historically have been, and are becoming even more, highly concentrated as a result of economic and industry conditions. For example, in the first nine months of fiscal 2011, three semiconductor manufacturers accounted for 52 percent of Silicon Systems Group net sales, and three LCD manufacturers accounted for 57 percent of Display net sales. Certain customers have experienced significant ownership or management changes, consolidated with other manufacturers, outsourced manufacturing activities, or engaged in collaboration or cooperation arrangements with other manufacturers. In addition, customers have entered into strategic alliances or industry consortia that have increased the influence of key industry participants in technology decisions made by their partners. Also, certain semiconductor and display customers are making an increasingly greater percentage of their respective industry’s capital equipment investments. Customer concentration within Applied’s solar customer base varies depending on the product line. For Precision Wafering Systems, five solar manufacturers accounted for 59 percent of net sales in the first nine months of fiscal 2011, while the Baccinitm cell systems business has a more diffuse customer base.

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

Applied’s business depends on its timely supply of equipment, services and related products that meet the rapidly changing technical and volume requirements of its customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers and timely performance by contract manufacturers. Some key parts may be subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers located in countries other than the United States, including China and Korea. Cyclical industry conditions and the volatility of demand for manufacturing equipment increase capital, technical, operational and other risks for companies throughout Applied’s supply chain. Further, the adverse conditions in the credit and financial markets and industry slowdowns in recent periods have caused, and may continue to cause, some suppliers to scale back operations, exit businesses, merge with other companies, or file for bankruptcy protection and possibly cease operations, potentially affecting Applied’s ability to obtain quality parts on a timely basis. Applied may experience significant interruptions of its manufacturing operations, delays in its ability to deliver products or services, increased costs or customer order cancellations as a result of:

•	the failure or inability of suppliers to timely deliver sufficient quantities of quality parts on a cost-effective basis;

•	volatility in the availability and cost of materials, including rare earth elements;

•	difficulties or delays in obtaining required import or export approvals;

•	information technology or infrastructure failures;

•	natural disasters (such as earthquakes, floods or storms); or

•	other causes (such as regional economic downturns, pandemics, political instability, terrorism, or acts of war) that could result in delayed deliveries, manufacturing inefficiencies, increased costs or order cancellations.

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

Applied has made, and in the future intends to make, acquisitions of, and investments in, companies, technologies or products in existing, related or new markets for Applied. Most recently, Applied announced that it had signed a definitive merger agreement to acquire Varian Semiconductor Associates, Inc. (Varian), which is subject to various customary closing conditions, including receipt of certain domestic and foreign antitrust approvals. Acquisitions involve numerous risks, including but not limited to:

•	diversion of management’s attention from other operational matters;

•	inability to complete acquisitions as anticipated or at all, which in certain circumstances may require Applied to pay a termination fee to the target company;

•	requirements imposed by government regulators in connection with their review of a transaction, which may include, among other things, divestitures and/or restrictions on the conduct of Applied’s existing business or the acquired business;

•	ineffective integration of operations, systems, technologies, products or employees of an acquired business;

•	inability to realize anticipated synergies or other benefits;

•	failure to commercialize purchased technologies;

•	initial dependence on unfamiliar supply chains or relatively small supply partners;

•	inability to capitalize on characteristics of new markets that may be significantly different from Applied’s existing markets and where competitors may have stronger market positions and customer relationships;

•	failure to attract, retain and motivate key employees from the acquired business;

•	exposure to new operational risks, rules, regulations, worker expectations, customs and practices to the extent acquired businesses are located in regions where Applied has not historically conducted business;

•	challenges associated with managing new, more diverse and more widespread operations, projects and people;

•	inability to obtain and protect intellectual property rights in key technologies;

•	inadequacy or ineffectiveness of an acquired company’s internal financial controls, disclosure controls and procedures, and/or environmental, health and safety, anti-corruption, human resource, or other policies or practices;

•	impairment of acquired intangible assets and goodwill as a result of changing business conditions, technological advancements or worse-than-expected performance of the segment;

•	the risk of litigation or claims associated with a proposed or completed transaction;

•	unknown, underestimated and/or undisclosed commitments or liabilities; and

•	the inappropriate scale of acquired entities’ critical resources or facilities for business needs.

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

Applied incurred debt obligations associated with the planned Varian merger that could affect its ability to respond to changes in business conditions or otherwise adversely affect its business.

Applied intends to finance the anticipated acquisition of Varian through a combination of existing cash balances and debt. In June 2011, Applied issued $1.75 billion in aggregate principal amount of senior unsecured notes. Applied also has in place a new four-year, $1.5 billion revolving credit facility, and has established a short-term commercial paper program of up to $1.5 billion. As of July 31, 2011, Applied did not have any debt outstanding under the new credit facility or commercial paper program, although it may incur indebtedness under one or both to fund a portion of the merger consideration. Applied will dedicate a portion of its cash flow from operations to payments on the indebtedness. The debt obligations will reduce the availability of cash flow for general corporate or other purposes, such as further mergers and acquisitions. This in turn may reduce Applied’s flexibility in responding to changes in its businesses and in the industries in which it operates.

The ability to attract, retain and motivate key employees is vital to Applied’s success.

Applied’s success, competitiveness and ability to execute on its global strategies and maintain a culture of innovation depend in large part on its ability to attract, retain and motivate key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, Applied’s organizational structure, competitors’ hiring practices, cost reduction activities (including workforce reductions), availability of career development opportunities, and the effectiveness of Applied’s compensation and benefit programs, including its share-based programs. If Applied does not successfully attract, retain and motivate key employees, Applied may be unable to capitalize on its opportunities and its operating results may be materially and adversely affected.

The failure to successfully implement and conduct outsourcing activities and other operational initiatives could adversely affect results of operations.

To better align its costs with market conditions, locate closer to customers, enhance productivity, and improve efficiencies, Applied conducts certain engineering, software development, manufacturing, sourcing and other operations in regions outside the United States, including India, China, and Korea. Applied is implementing a more distributed manufacturing model, which includes transitioning certain manufacturing and supply chain activities from the United States and Europe to Singapore, Taiwan and other countries in Asia, and completing assembly of some systems at customer sites. In addition, Applied outsources certain functions to third parties, including companies in the United States, India, China, Korea and other countries. Outsourced functions include contract manufacturing, engineering, customer support, software development, information technology support, finance and administrative activities. The expanding role of third party providers has required changes to Applied’s existing operations and the adoption of new procedures and processes for retaining and managing these providers, as well as redistributing responsibilities as warranted, in order to realize the potential productivity and operational efficiencies, assure quality and continuity of supply, and protect the intellectual property of Applied and its customers, suppliers and other partners. If Applied does not accurately forecast the amount, timing and mix of demand for products, or if contract manufacturers or other outsource providers fail to perform in a timely manner or at satisfactory quality levels, Applied’s ability to meet customer requirements could suffer, particularly during a market upturn.

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

Applied has a significant amount of goodwill and other acquired intangible assets related to acquisitions. Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year, and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The review compares the fair value for each of Applied’s reporting units to its associated carrying value, including goodwill. Factors that could lead to impairment of goodwill and intangible assets include adverse industry or economic trends, reduced estimates of future cash flows, declines in the market price of Applied common stock, changes in the Applied’s strategies or product portfolio, and restructuring activities. Applied’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. Applied may be required to record a charge to earnings during the period in which an impairment of goodwill or amortizable intangible assets is determined to exist, which could materially and adversely affect Applied’s results of operations.

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

The following table provides information as of July 31, 2011 with respect to the shares of common stock repurchased by Applied during the third quarter of fiscal 2011.

				Maximum Dollar
			Total Number of	Value of Shares
		Average	Shares Purchased as	That May Yet be
	Total Number of	Price Paid	Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Program*	the Program*
	(In millions, except per share amounts)

Month #1
(May 2, 2011 to May 29, 2011)	—	$—	—	$1,382
Month #2
(May 30, 2011 to June 26, 2011)	0.4	$12.58	0.4	$1,377
Month #3
(June 27, 2011 to July 31, 2011)	1.6	$12.81	1.6	$1,357

Total	2.0	$12.77	2.0

*	On March 8, 2010, the Board of Directors approved a stock repurchase program for up to $2.0 billion in repurchases over the next three years, ending March 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit
No		Description

4.2		Indenture, dated June 8, 2011, by and between Applied Materials, Inc. and U.S. Bank National Association, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed June 10, 2011.
4.3		First Supplemental Indenture, dated June 8, 2011, by and between Applied Materials, Inc. and U.S. Bank National Association, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed June 10, 2011.
10.63		Bridge Loan Agreement, dated as of May 25, 2011, among Applied Materials, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and other lenders named therein, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed May 31, 2011. (Confidential treatment has been requested for redacted portions of the agreement.)
10.64		Credit Agreement, dated as of May 25, 2011, among Applied Materials, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and other lenders named therein, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed May 31, 2011. (Confidential treatment has been requested for redacted portions of the agreement.)
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB	XBRL Taxonomy Extension Definition Linkbase Document
101	.PRE	XBRL Taxonomy Extension Label Linkbase Document
101	.DEF	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ GEORGE S. DAVIS
George S. Davis
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

August 26, 2011

By:	/s/ THOMAS S. TIMKO
Thomas S. Timko
Corporate Vice President,
Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)

August 26, 2011