Form 10-Q/A
period 2011-07-31
APPLIED MATERIALS INC /DE
filed 2011-11-18
CIK 6951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-06920

Applied Materials, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-1655526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3050 Bowers Avenue, P.O. Box 58039 Santa Clara, California	95052-8039
(Address of principal executive offices)	(Zip Code)

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

Explanatory Note

This Amendment No. 1 to Form 10-Q (“Amendment”) amends the Quarterly Report on Form 10-Q of Applied Materials, Inc. (“Applied”) for the third fiscal quarter ended July 31, 2011, which was originally filed on August 26, 2011 (the “Q3 FY’11 Form 10-Q”). Applied is filing this Amendment solely for the purpose of refiling Exhibits 10.63 and 10.64 in connection with the withdrawal of a request for confidential treatment. This Amendment does not modify or update any part of or information set forth in the Q3 FY’11 Form 10-Q other than Exhibits 10.63 and 10.64.

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit No	Description

4.2	Indenture, dated June 8, 2011, by and between Applied Materials, Inc. and U.S. Bank National Association, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed June 10, 2011.

4.3	First Supplemental Indenture, dated June 8, 2011, by and between Applied Materials, Inc. and U.S. Bank National Association, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed June 10, 2011.

10.63	Bridge Loan Agreement, dated as of May 25, 2011, among Applied Materials, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and other lenders named therein.

10.64	Credit Agreement, dated as of May 25, 2011, among Applied Materials, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and other lenders named therein.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Label Linkbase Document

101.DEF*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed with the Q3 FY’11 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ JOSEPH J. SWEENEY
Joseph J. Sweeney
Senior Vice President, General Counsel and Corporate Secretary

Dated: November 18, 2011