Form 10-K
period 2011-10-30
APPLIED MATERIALS INC /DE
filed 2011-12-06
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

Aggregate market value of the voting stock held by non-affiliates of the registrant as of May 1, 2011, based upon the closing sale price reported by the NASDAQ Global Select Market on that date: $20,652,343,218

Number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of November 20, 2011: 1,305,637,099

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for Applied Materials, Inc.’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Examples of forward-looking statements include statements regarding Applied’s future financial or operating results, cash flows and cash deployment strategies, declaration of dividends, share repurchases, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, research and development, growth opportunities, working capital, liquidity, financing plans, investment portfolio and policies, cost controls, taxes, supply chain, manufacturing, properties, and legal proceedings and claims; the acquisition of Varian Semiconductor Equipment Associates, Inc. and other businesses; customer demand and spending; end-use demand; market and industry trends and outlooks; and general economic conditions. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part II, Item 1A, “Risk Factors,” below and elsewhere in this report. Other risks and uncertainties may be disclosed in Applied’s prior Securities and Exchange Commission (SEC) filings. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Applied undertakes no obligation to revise or update any forward-looking statements.

The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report.

APPLIED MATERIALS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 30, 2011

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

Applied is the world’s largest semiconductor fabrication equipment supplier based on revenue, with the capability to provide global deployment and support services. Applied also is the leading supplier of LCD fabrication equipment to the flat panel display industry, and the leading supplier of solar PV manufacturing systems to the solar industry, based on revenue.

Applied operates in four reportable segments: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. Applied manages its business based upon these segments. A summary of financial information for each reportable segment is found in Note 16 of Notes to Consolidated Financial Statements. A discussion of factors that could affect Applied’s operations is set forth under “Risk Factors” in Item 1A, which is incorporated herein by reference.

Silicon Systems Group Segment

Applied’s Silicon Systems Group segment develops, manufactures and sells a wide range of manufacturing equipment used to fabricate semiconductor chips, also referred to as integrated circuits (ICs). Most chips are built on a silicon wafer base and include a variety of circuit components, such as transistors and other devices, that are connected by multiple layers of wiring (interconnects). Applied offers systems that perform most of the primary processes used in chip fabrication, including atomic layer deposition (ALD), chemical vapor deposition (CVD), physical vapor deposition (PVD), electrochemical deposition (ECD), rapid thermal processing (RTP), chemical mechanical planarization (CMP), wet cleaning, and wafer metrology and inspection, as well as systems that etch or inspect circuit patterns on masks used in the photolithography process. Applied’s semiconductor manufacturing systems are used by integrated device manufacturers and foundries to build and package memory, logic and other types of chips.

Most chips currently are fabricated using 45 nanometer (nm) and larger linewidth dimensions, although Applied is also working with customers on leading-edge technology for advanced nodes using 32nm, 22nm and smaller dimensions. To build a chip, the transistors, capacitors and other circuit components are first created on the surface of the wafer by performing a series of processes to deposit and selectively remove portions of successive film layers. Similar processes are then used to build the layers of wiring structures on the wafer. As the density of the circuit components increases to enable greater computing capability in the same or smaller physical area, the complexity of building the chip also increases, necessitating more process steps to form smaller structures and more intricate wiring schemes. A typical, simplified process sequence for building the wiring or interconnect portion of a chip involves initially depositing a dielectric film layer onto the base layer of circuit components using a CVD system. An etch system is then used to create openings and patterns in the dielectric layer. To form the metal interconnects, these openings and patterns are filled with conducting material using PVD and ECD technologies. A CMP step then polishes the wafer to achieve a flat surface. Additional deposition, etch and CMP steps are then performed to build up the layers needed to complete the interconnection of the circuit elements. Advanced chip designs require more than 500 steps involving these and other processes to complete the manufacturing cycle.

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

The transistor is another key area of the chip where semiconductor manufacturers are improving their device designs to enhance performance. Applied has the industry’s largest portfolio of technically advanced products for building smaller and faster transistors. One method of enhancing chip performance is strain engineering, a technique that stretches or compresses the space between atoms, allowing electrical current to flow more quickly. Multiple strain films are typically used in advanced devices since they have an additive effect on increasing transistor speed. Applied has a comprehensive portfolio of systems to enable these applications using CVD and epitaxial deposition technologies.

Major chipmakers are integrating new high dielectric constant (high-k) and metal materials and processes in their transistor gate structures to increase chip performance and reduce power consumption. Applied has a comprehensive portfolio of fully characterized processes for building these high-k/metal gates. These solutions include an integrated dielectric gate stack tool that combines four critical processes in a single system, a portfolio of metallization technologies using ALD and PVD, and an innovative high temperature etch system.

A new type of chip packaging is also emerging, known as three-dimensional (3D) ICs, as new consumer products demand higher performance in a smaller space. Providing greater functionality in a smaller footprint, 3D-ICs stack multiple chips together and electrically connect them using deep holes, called through-silicon via (TSV) structures. Applied has the industry’s most comprehensive line of production-proven systems and processes required for the majority of advanced packaging manufacturing steps, including etch, CVD, PVD, ECD, wafer cleaning and CMP systems. To facilitate the adoption of packaging technology, Applied is working with consortiums and other equipment suppliers to lower customers’ implementation costs.

Some chip manufacturers have announced that they will be employing the new 3D manufacturing methods to enhance chip performance. One method is based on new 3D transistor designs that replace the traditional two-dimensional gate with a thin 3D gate. This new structure, targeted for the 22nm technology node and below, improves the performance and energy efficiency of the chip. In 2011, the Company introduced the Applied Centura Conforma™ system, which uses conformal plasma doping technology to modify the electrical properties of 3D and planar transistor structures.

Most of Applied’s semiconductor equipment products are single-wafer systems with multiple process chambers attached to a base platform. This enables each wafer to be processed separately in its own environment, allowing precise process control, while the system’s multiple chambers enable simultaneous, high productivity manufacturing. Applied sells most of its single-wafer, multi-chamber systems on five basic platforms: the Centura®, Endura®, Producer®, Raider® and Vantage® platforms. These platforms support ALD, CVD, PVD, ECD, etch and RTP technologies.

Over time, the semiconductor industry has migrated to increasingly larger wafers to build chips. The predominant or common wafer size used today for volume production of advanced chips is 300 millimeter (mm), or 12-inch, wafers. Applied offers a comprehensive range of 300mm systems through its Silicon Systems Group segment. Applied also offers earlier-generation 200mm systems, as well as products and services to support all of its systems, which are reported under its Applied Global Services segment.

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

Atomic Layer Deposition

ALD is an advanced technology in which atoms are deposited one layer at a time to build chip structures. This technology enables customers to fabricate thin films of either conducting or insulating material with uniform coverage in nanometer-sized structures. One of the most critical areas of the transistor is its gate, which is built by depositing layers of dielectric films. At the 22nm node and below, these film layers are so thin that they must be atomically engineered. To meet this challenge, in 2011, Applied introduced its Applied Centura Integrated Gate Stack system with advanced ALD technology. The system builds ultrathin high-k film layers less than 2nm in thickness — about one hundred thousandth the width of a human hair.

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

Low k Dielectric Films — Low k dielectric materials are used in copper-based chip designs to further improve interconnect speed. Using conventional CVD equipment, the Applied Producer Black Diamond® family of low k systems provides customers with a proven, cost-effective way to integrate a variety of low k films into advanced interconnect structures. In 2011, the Company introduced its third-generation low k technologies, the Applied Producer Black Diamond 3 system and Applied Producer Nanocure 3 system. Together, these products are designed to enable smaller, higher performance and more power-efficient devices at 22nm and below.

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

Gap Fill Films — There are many steps during the chipmaking process in which very small and deep, or high aspect ratio (HAR), structures must be filled void-free with a dielectric film. Many of these applications include the deposition of silicon oxides in substrate isolation structures, contacts and interconnects. In addition to its Applied Centura Ultima HDP-CVD® (high-density plasma CVD) and Applied Producer HARP™ (high aspect ratio process) systems, the Company offers its breakthrough Applied Producer Eterna™ FCVD system. Targeted for 20nm and below chips, the Eterna system delivers a liquid-like film that flows freely into virtually any structure to provide void-free dielectric fill.

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

Through-Silicon Via Films — The Company has a comprehensive portfolio of products for TSV fabrication, including the Applied Producer InVia™ system. This product uses a unique process to deposit the critical oxide liner film layer in HAR TSV structures, enabling robust electrical isolation of the TSV, which is vital for reliable device performance. For applications where higher temperatures can damage the manufacturing process, the Applied Producer Avila™ CVD system allows high quality dielectric film deposition at stable substrate temperatures at a low cost of ownership.

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

Polysilicon Deposition — Polysilicon is a type of silicon used to form portions of the transistor structure within the integrated circuit device. The Applied Centura Polygen™ LPCVD system is a single-wafer, multi-chamber product that deposits thin polysilicon films at high temperatures to create transistor gate structures. To address the challenging requirements of shrinking gate dimensions, the Applied Centura DPN Gate Stack system integrates chambers for decoupled plasma nitridation (DPN), RTP anneal and polysilicon deposition on one platform to enable superior film quality and material properties.

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

Electrochemical Deposition

Electrochemical deposition is a process by which metal atoms from a chemical fluid (an electrolyte) are deposited on the surface of an immersed object. Its main application in the semiconductor industry is to deposit copper in interconnect wiring structures. This process step follows the deposition of barrier and seed layers which prevent the copper from contaminating other areas of the device, improve the adhesion of the copper film and enable electrodeposition to occur. Applied offers two ECD systems: the Applied Raider GT ECD for electroplating advanced chip interconnect structures, and the Applied Raider S ECD for advanced TSV packaging applications.

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

The Applied Endura CuBS (copper barrier/seed) PVD system is widely used by customers for fabricating copper-based chips. Using PVD technology, the system deposits a tantalum-based barrier film that prevents copper material from entering other areas of the device and then a copper seed layer that primes the structure for the subsequent deposition of bulk copper. The Applied Endura CuBS RFX PVD system extends cost-effective CuBS technology to the 22nm node. The Applied Endura Avenir™ RF PVD system sequentially deposits the multiple metal film layers that form the heart of the industry’s new, faster, metal gate transistors. The Applied Endura iLB PVD/ALD system advances the state-of-the-art in ALD technology, enabling customers to shrink their speed-critical contact structures for 20nm and below devices.

Applied’s Endura system has also been used for many years in back-end applications to deposit metal layers before final bump or wire bonding packaging steps are performed. The Applied Charger™ UBM PVD system, which is specifically designed for under-bump metallization (UBM) and other back-end processes, features linear architecture for reliable performance and very high productivity at a low cost per wafer.

Etch

Etching is used many times throughout the integrated circuit manufacturing process to selectively remove material from the surface of a wafer. Before etching begins, the wafer is coated with a light-sensitive film, called photoresist. A photolithography process then projects the circuit pattern onto the wafer. Etching removes material only from areas dictated by the photoresist pattern. Applied offers a wide range of systems for etching dielectric, metal and silicon films to meet the requirements of advanced processing.

Applied’s Producer Etch system utilizes the Twin-Chamber Producer platform to target cost-sensitive dielectric etch applications. To address advanced dielectric etch applications, the Applied Centura Enabler® E5 Etch system enables customers to create the 40:1 HAR contact features that are critical to the yield and performance of 32nm and below DRAM and Flash memory chips. The Applied Centura Carina™ system uses innovative, high-temperature technology to deliver the etch capability essential for scaling logic and memory devices with high-k/metal gates at 45nm and below.

In 2011, the Company introduced its Applied Centris AdvantEdge™ Mesa™ silicon etch, which features an unprecedented eight process chambers for high wafer output and proprietary system intelligence software to assure every process on every chamber precisely matches. The system also saves on power, water and gas consumption, helping customers to lower operating costs and support their sustainable manufacturing initiatives. The Applied Centura Mariana™ Trench Etch system provides customers with the capability to scale DRAM capacitors by enabling the etching of 80:1 aspect ratio structures. The Applied Centura Silvia™ system is specifically designed for etching small, deep holes for TSV applications in 3D-ICs. For etching metals, the Applied Opus™ AdvantEdge Metal Etch uses an optimized 5-chamber platform configuration that enables customers to extend aluminum interconnect technology and productivity for flash and DRAM memory applications.

Rapid Thermal Processing

RTP is a process in which a wafer is subjected to rapid bursts of intense heat that can take the wafer from room temperature to more than 1,000 degrees Celsius in less than 10 seconds. A rapid thermal process is used mainly for annealing, which modifies the properties of deposited films. The Applied Centura Radiance®Plus and Applied Vantage RadOx™ RTP systems feature advanced RTP technology with differing platform designs. While the multi-chamber Centura platform offers exceptional process flexibility, the streamlined two-chamber Vantage platform is designed for dedicated high-volume manufacturing. These single-wafer RTP systems are also used for growing high quality oxide and oxynitride films, deposition steps that traditional large batch furnaces can no longer achieve with the necessary precision and control.

Applied’s latest RTP systems address the critical need for controlling wafer temperature to increase chip performance and yield. The laser-based Applied Vantage Astra™ millisecond anneal system abruptly raises the surface temperature of the wafer locally to modify material properties at the atomic level. In 2011, the Company introduced the Applied Vantage Vulcan system, the first RTP system to heat the wafer entirely from the backside. This system brings a new level of precision and control to the anneal process, allowing chipmakers to produce more high performance devices per wafer.

Chemical Mechanical Planarization

The CMP process removes material from a wafer to create a flat (planarized) surface. This process allows subsequent photolithography patterning steps to occur with greater accuracy and enables film layers to build with minimal height variations. Applied has led the industry with its 300mm Applied Reflexion® LK system, with features such as integrated cleaning, film measurement and process control capabilities. Applied’s latest CMP product, the Applied Reflexion GT system, has an innovative dual-wafer design that increases performance while lowering system cost of ownership in fabricating copper interconnects and tungsten contacts.

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

Critical Dimension and Defect Review Scanning Electron Microscopes (CD-SEMs and DR-SEMs)

Scanning electron microscopes (SEMs) use an electron beam to form images of microscopic features of a patterned wafer at extremely high magnification. Applied’s SEM products provide customers with full automation, along with the high accuracy and sensitivity needed for measuring very small CDs. The Applied VeritySEM® 4i metrology system uses proprietary SEM imaging technology to enable precise control of the lithography and etching processes, measuring CDs at a precision of less than 0.3nm. Applied’s OPC Check™ software for the VeritySEM system performs automated qualification of OPC-based (optical proximity correction) chip designs, significantly reducing mask (see Mask Making section below) verification time over conventional manual methods.

DR-SEMs review defects on the wafer (such as particles, scratches or residues) that are first located by a defect detection system and then classify the defects to identify their source. The high-throughput, fully automatic Applied SEMVision™ Defect Analysis products enable customers to use this technology as an integral part of their production lines to analyze defects as small as 30nm with industry-leading throughput.

Wafer Inspection

Using deep ultraviolet (DUV) laser-based technology, defects can be detected on patterned wafers (wafers with printed circuit images) as they move between processing steps. Defects include particles, open circuit lines, and shorts between lines. The Applied UVision® 4 wafer inspection system detects yield-limiting defects in the critical patterning layers of 22nm and below logic and memory devices. In 2011, the Company introduced the Applied DFinder system, the first darkfield wafer inspection system to use DUV laser scanning to detect particles as small as 40nm in interconnect layers.

Mask Making

Masks are used by photolithography systems to transfer microscopic circuit designs onto wafers. Since an imperfection in a mask may be replicated on the wafer, the mask must be virtually defect-free. Applied provides systems for etching and inspecting masks.

The Applied Centura Tetra™ X Advanced Reticle Etch system is an advanced etch tool for fabricating leading-edge masks at 22nm and below. Applied’s Tetra line of systems has been used by mask makers worldwide to etch the majority of high-end masks over the last five years. The Company also addresses the challenges of detecting defects on 22nm masks with its Applied Aera3™ Mask inspection system. Using sophisticated aerial imaging technology, the Aera3 allows users to immediately see how the pattern on the mask will appear on the wafer, revealing only the defects most likely to print and significantly reducing inspection time. These systems also address the challenge of fabricating emerging extreme ultraviolet (EUV) lithography masks.

Ion Implantation

With the acquisition of Varian Semiconductor Associates, Inc. (Varian) in November 2011, Applied began to design, market, manufacture and service ion implantation systems. These systems are primarily used in the manufacture of transistors, which are a basic building block of ICs or microchips. Ion implantation systems create a beam of electrically charged particles called ions, which are implanted into transistor structures at precise locations and depths, changing the electrical properties of the semiconductor device. These implantation systems may also be used in other areas of IC manufacture for modifying the material properties of the semiconductor devices, as well as in manufacturing crystalline-silicon solar cells and light-emitting diodes (LEDs).

Applied Global Services Segment

The Applied Global Services segment encompasses products and services designed to improve the performance and productivity, and reduce the environmental impact, of the fab operations of semiconductor, LCD and solar PV manufacturers. The in-depth expertise and best known methods of Applied’s extensive global support infrastructure enable Applied to continuously support customers’ production requirements. Trained customer engineers and process support engineers are deployed in more than a dozen countries. These engineers are usually located at or near customers’ fab sites and service over 37,000 installed Applied systems, as well as non-Applied systems. Applied offers the following general types of services and products:

Fab and Equipment Services — Applied offers a portfolio of fab-wide operations services to maintain and optimize customers’ fabrication facilities. Applied Performance Services offers customers comprehensive equipment support with performance-based pricing and predictable costs to enable improved cost of ownership. Included in this program is Applied’s ExpertConnect remote diagnostic capability, providing expert support around the clock.

Applied also offers its Total Parts Management program with spare parts manufactured to Applied’s strict technical specifications and quality standards.

In addition to advanced 300mm fabs, Applied offers a wide range of products and services to extend the productive life of 200mm semiconductor fabs, including new and remanufactured 200mm equipment, system enhancements and fab transition services. Designed to maximize productivity and lower cost of ownership, these products also assist customers in implementing green manufacturing solutions. Applied’s 200mm systems are available in a broad range of production-proven technologies, including CVD, PVD, etch, implant, RTP, CMP, epitaxy, metrology and inspection tools.

Automation Systems — Applied offers automated factory-level and tool-level control software systems for semiconductor, LCD and solar PV manufacturing facilities. These enterprise solutions include manufacturing execution systems (MES) to automate the production of wafers and LCD and solar substrates, advanced process control systems, and scheduling and materials handling control systems. The Applied SmartFactory™ MES software is a factory automation solution designed to help accelerate the production ramp of emerging technologies for solar PV, chip-packaging, and LED applications.

Applied also offers computerized maintenance management systems, performance tracking and modeling and simulation tools for improving asset utilization. Applied’s E3™ equipment engineering system solution, for example, integrates all critical equipment automation and process control components. The Applied SmartSched™ system is the semiconductor industry’s first predictive scheduling solution for optimizing the movement of wafers during the lithography process to reduce cycle time and increase tool utilization.

Thin Film Solar — As a result of Applied’s restructuring of its Energy and Environmental Solutions segment in fiscal 2010, the Company discontinued sales to new customers of its fully-integrated SunFab™ thin film solar production lines, but continues to support existing SunFab customers with services, upgrades and capacity increases through the Applied Global Services segment. Thin film solar technologies are well-suited for large-scale applications, such as utility scale solar farms and commercial rooftops, where space is not a constraint.

Display Segment

Applied’s products for manufacturing thin film transistor liquid crystal displays (TFT- LCDs) for televisions, personal computers (PCs), tablet PCs, smartphones and other consumer-oriented electronic applications are reported under its Display segment. While similarities exist between the technologies utilized in chipmaking and LCD fabrication, the most significant differences are in the size and composition of the substrate. Substrates used to manufacture LCD panels can be more than 120 times larger in area than 300mm wafers and are made of glass, while wafers are made of silicon.

Applied supplies a wide range of systems that process and test different glass substrate sizes. To meet consumer demand for larger, more cost-effective LCD TVs, Applied’s latest generation (Gen) 10 systems can process substrates sized at approximately 2.85 x 3.05 meters, with each substrate enabling the production of up to six 65-inch LCD TV screens. Applied is also extending its core LCD equipment technology into new mobility display segments that require smaller, high-performance LCD or organic LED (OLED) screens and touch capability.

For fabricating the transistor layer of these panels, Applied offers a line of plasma-enhanced CVD (PECVD) systems that use multi-chamber platform architecture to deposit dielectric and semiconducting films. In 2011, the Company introduced the Applied AKT-20K PX PECVD system for manufacturing high-performance LCD and OLED displays for advanced smartphones and tablet PC products. The system deposits highly-uniform low-temperature polysilicon (LTPS) films on 1.95m2 glass sheets that are three times larger than the previous standard size, enabling larger, higher resolution screen sizes compared to previous-generation mobile products.

The AKT-PiVot™ 55KV system employs high-productivity, cost-efficient PVD technology to deposit metal and transparent conductive oxide films on the substrate. For manufacturing the color filter of LCD panels, Applied offers the AKT-NEW ARISTO™ for transparent conductive oxide film deposition. Providing customers with new levels of productivity and flexibility, the Company introduced in 2011 the Applied AKT-AristoTwin system for manufacturing touch-enabled displays. The system features two independent processing tracks on a single system, enabling customers to achieve 50% more capacity using half the manufacturing space.

To complement these systems, Applied also offers a line of electron beam test (EBT) systems for testing substrates during production for defective pixels and other imperfections, including the Gen-10 AKT-90K EBT product. Featuring one of the industry’s fastest and most accurate pixel test technologies with the lowest operating cost, the EBT systems’ non-contact test technology enables the safe testing of high-value LCD TV panels without damaging or scratching the display.

Energy and Environmental Solutions Segment

The Energy and Environmental Solutions segment includes manufacturing systems to produce products for the generation and conservation of energy. To increase the conversion efficiency and yields of solar PV devices and help reduce the cost per watt of solar-generated electricity, Applied offers manufacturing solutions for wafer-based crystalline silicon (c-Si) applications.

Applied’s portfolio of solar PV wafer and cell fabrication technologies has made it the leading supplier of c-Si equipment worldwide in terms of revenue. In addition to innovative technology, these systems offer key manufacturing benefits to customers in high productivity, advanced ultra-thin wafer handling, and extensive automation.

Wafer manufacturing — Applied’s precision wafering systems crop and square silicon ingots into bricks and slice silicon bricks into thin wafers with high productivity and minimal silicon loss. These wafers are subsequently processed by cell manufacturing systems to create the PV cells used in making c-Si solar panels. The

Applied HCT wire saw cropper and squarer systems cut silicon ingots into bricks with high productivity and minimal silicon loss. The Applied HCT B5 wire saw, a leading wafer slicing system, was designed for large load capacity in volume manufacturing and has a unique four-position architecture that provides the load flexibility for optimizing yield and productivity.

Cell manufacturing — Applied offers a comprehensive line of automated metallization and test systems for c-Si cell manufacturing with its Applied Baccini products. These systems include high-precision printing capability for increasing the efficiency of c-Si solar cells. In 2011, the Company introduced the Applied Baccini Pegaso™ platform for next-generation solar cell manufacturing. In addition to increased yield and output, a key feature of the Pegaso system is its proprietary “smart” capabilities which bring a new level of precision and control to the cell manufacturing process. The system’s modular architecture allows customers to rapidly add modules for additional processing capability, reducing the time, cost and risk of implementing new cell designs.

Other products offered under the Energy and Environmental Solutions segment include roll-to-roll, vacuum web coating systems for high-performance deposition of a range of films on flexible substrates for functional, aesthetic or optical properties. The Applied TopMet™ 4450, is the world’s largest and fastest roll-to-roll machine for depositing ultra-thin aluminum films for flexible packaging applications. The Applied SmartWeb™ system uses PVD technology to deposit critical multi-layer films required for fabricating advanced touch panels in mobile devices and other flexible electronic substrates. The system’s modular design allows up to 12 different thin film layers to be deposited simultaneously on flexible material, enabling complex structures to be created in a single pass.

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

Applied’s backlog decreased from $3.2 billion at October 31, 2010 to $2.4 billion at October 30, 2011. Applied’s backlog on any particular date is not necessarily indicative of actual sales for any succeeding period. Customers may delay delivery of products or cancel orders prior to shipment, subject to possible cancellation penalties. Delays in delivery schedules and/or a reduction of backlog during any particular period could have a material adverse effect on Applied’s business and results of operations.

Manufacturing, Raw Materials and Supplies

Applied’s manufacturing activities consist primarily of assembly, test and integration of various proprietary and commercial parts, components and subassemblies (collectively, parts) that are used to manufacture systems. Applied has implemented a distributed manufacturing model under which manufacturing and supply chain activities are conducted in various countries, including the United States, Europe, Israel, Singapore, Taiwan and other countries in Asia, and assembly of some systems is completed at customer sites. Applied uses numerous vendors, including contract manufacturers, to supply parts and assembly services for the manufacture and support of its products. Although Applied makes reasonable efforts to assure that parts are available from multiple qualified suppliers, this is not always possible. Accordingly, some key parts may be obtained from only a single supplier or a limited group of suppliers. Applied seeks to reduce costs and to lower the risks of manufacturing and service interruptions by: (1) selecting and qualifying alternate suppliers for key parts; (2) monitoring the financial condition of key suppliers; (3) maintaining appropriate inventories of key parts; (4) qualifying new parts on a timely basis; and (5) locating certain manufacturing operations in close proximity to suppliers and customers.

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

Applied’s investments in RD&E for product development and engineering programs to create or improve products and technologies over the last three years were as follows: $1.1 billion (11 percent of net sales) in fiscal 2011, $1.1 billion (12 percent of net sales) in fiscal 2010 and $934 million (19 percent of net sales) in fiscal 2009. Applied has spent an average of 13 percent of net sales in RD&E over the last five years. In addition to RD&E for specific product technologies, Applied maintains ongoing programs for automation control systems, materials research and environmental control that are applicable to its products.

In fiscal 2011, Applied developed logic and memory chip technologies to meet the requirements of manufacturing below the 22nm node. These technologies include low k dielectrics and curing for interconnect structures and high-k dielectric materials and ALD processes for fabricating transistor gates. Applied also focused on processes to help customers build new 3D gate structures. In addition, Applied continued to focus on optimizing the cost-effectiveness of TSV technologies to enable their widespread implementation. TSV is an emerging solution for interconnecting three dimensional chip stacks to provide better device performance, lower power consumption and the integration of heterogeneous devices. Applied is also investing in other new product development areas such as 450mm wafer systems. In the Display sector, Applied developed deposition systems to enable larger OLED, LCD and touch-enabled displays. In solar, Applied focused on screen printing technology to keep pace with cell manufacturers’ new higher-efficiency cell designs. A key development area was “smart” capability, which bring a new level of precision and control to the production process. RD&E also continued the development of products that enable lower-cost production of solar energy, production of LED devices for display backlighting and general lighting, and other products to enable energy conservation.

In fiscal 2010, Applied developed new technology to enable next-generation 22nm and below chip designs. These systems were designed to help customers continue their drive to pack more transistors in the same space using high-k/metal gate technologies and double patterning processes. Applied also developed technology for TSVs. In the solar PV area, Applied continued the development of its precision wafering and cell manufacturing products for lowering the cost of producing solar-generated electricity through advanced crystalline silicon technology. RD&E also included activities to develop products that enable lower-cost production of solar energy, production of LED devices for display backlighting and general lighting, and other products to enable energy conservation.

In fiscal 2009, Applied focused on developing systems for semiconductor customers’ new chip designs with 32nm and below geometries, including systems to enable faster transistors using strain engineering and high-k/metal gate technologies, as well as double patterning processes that enable customers to extend their existing 193nm lithography tools through additional technology generations. Applied also focused on developing technology for manufacturing next-generation displays. RD&E also included activities to develop products that enable lower-cost production of solar energy and other products to enable energy conservation.

Marketing and Sales

Net sales by geographic region, which are attributed according to the location of customers’ facilities, were as follows:

	2011		2010		2009
	($)	(%)	($)	(%)	($)	(%)
	(In millions, except percentages)
China	2,574	24	1,557	16	635	13
Taiwan	2,093	20	2,750	29	1,026	21
Korea	1,263	12	1,768	19	664	13
Japan	912	9	768	8	718	14
Southeast Asia	592	5	578	6	252	5

Asia Pacific	7,434	70	7,421	78	3,295	66
North America(*)	1,963	19	1,147	12	966	19
Europe	1,120	11	981	10	753	15

Total	10,517	100	9,549	100	5,014	100

(*)	Primarily the United States.

Because of the highly technical nature of its products, Applied markets and sells products worldwide almost entirely through a direct sales force. Approximately 81 percent of Applied’s fiscal 2011 net sales were to regions outside of the United States.

General economic conditions impact Applied’s business and financial results. From time to time, the markets in which products are sold experience weak economic conditions that may negatively impact sales. Applied’s business is usually not seasonal in nature, but it is highly cyclical, based on capital equipment investment by major semiconductor, flat panel display, solar PV and other manufacturers. Customers’ expenditures depend on many factors, including: anticipated market demand and pricing for semiconductors, LCDs, solar cells and modules, and other substrates; the development of new technologies; customers’ factory utilization; capital resources and financing; government policies and incentives; and global and regional economic conditions.

Information on net sales to unaffiliated customers and long-lived assets attributable to Applied’s geographic regions is included in Note 16 of Notes to Consolidated Financial Statements. The following companies accounted for at least 10 percent of Applied’s net sales in 2011, 2010, and/or 2009, which were for products in multiple reportable segments.

	2011	2010	2009
Samsung Electronics Co., Ltd.	12%	14%	10%
Taiwan Semiconductor Manufacturing Company Limited	10%	11%	*
Intel Corporation	10%	*	12%

*	Less than 10%.

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

The competitive environment for each segment is described below:

The semiconductor industry has been increasingly driven by consumer demand for lower-cost electronic products with increased capability. As a result, products within the Silicon Systems Group segment are subject to significant changes in customer requirements, including transitions to smaller dimensions, new materials and an increasing number of applications. While certain existing technologies may be adapted to new requirements, some applications create the need for an entirely different technological approach. The rapid pace of technological change can quickly diminish the value of current technologies and products and create opportunities for existing and new competitors. Applied offers a broad portfolio of technologically differentiated products that must continuously evolve to satisfy customers’ requirements in order to compete effectively. Applied allocates resources among its numerous product offerings and therefore may decide not to invest in an individual product to the same degree as competitors who specialize in fewer products. There are a number of competitors serving the semiconductor manufacturing equipment industry, with some offering a single product line and others offering multiple product lines. These competitors range from suppliers serving a single region to global, diversified companies. Factors that influenced the competitive environment for the Silicon Systems Group in fiscal 2011 included a softening in semiconductor industry, despite higher demand for tablet computers, laptop computers and cellular phones. Device supply and demand dynamics led manufacturers to reduce their annual wafer fab equipment (WFE) capital spending, which is the major driver for Silicon Systems Group net sales.

Products and services within the Applied Global Services segment complement the Silicon Systems Group, Display, and Energy and Environmental Solutions segments’ products, in markets that are characterized by demanding worldwide service requirements and a diverse group of numerous competitors. To compete effectively, Applied offers products and services to reduce costs, improve tool performance, and increase the productivity and energy efficiency of customers’ fab operations. Significant competitive factors include productivity, cost-effectiveness, and the level of technical service and support. The importance of these factors varies according to customers’ needs and the type of products or services offered. Customers with more significant operations and/or expertise may require fewer service products than customers who place greater reliance on an outsourcing model. Industry conditions that affected Applied Global Services’ sales of spares and services in fiscal 2011 were principally manufacturing capacity and utilization rates of fabs.

Products in the Display segment are generally subject to strong competition from a number of major competitors. Applied holds established market positions with its technically-differentiated TFT-LCD manufacturing solutions for PECVD, color filter PVD, PVD array, PVD touch panel, and TFT array testing, although its market position could change quickly due to customers’ evolving requirements. The competitive environment for Applied’s Display segment in fiscal 2011 was characterized by increased demand and capacity requirements for mobile devices, such as smartphones and tablets PCs, which drove demand for high-performance displays and touch screen devices. LCD TV demand and capacity also grew, but not as rapidly as in recent years. Important factors affecting the competitive position of Applied’s Display products include (i) industry trends, Applied’s ability to innovate and develop new products, and the extent to which Applied’s products are technically-differentiated, (ii) which customers within a highly concentrated customer base are making capital equipment investments, and (iii) Applied’s existing position at these customers.

Applied’s products within the Energy and Environmental Solutions segment compete in several diverse market areas, including primarily the c-Si solar equipment market. All of these markets are characterized by extreme pressure to reduce customers’ overall production costs and improve performance. With respect to its c-Si equipment products, Applied competes with a number of other companies, some of which have significant experience with solar applications and some of which are new entrants to the solar equipment business.

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

Applied enters into patent and technology licensing agreements with other companies when management determines that it is in Applied’s best interest to do so. Applied pays royalties under existing patent license agreements for the use, in several of its products, of certain patented technologies that are licensed to Applied. Applied also receives royalties from licenses granted to third parties. Royalties received from or paid to third parties have not been, and are not expected to be, material to Applied’s consolidated results of operations.

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

The most recent report on Applied’s environmental, health and safety activities can be found in the Company’s latest Citizenship Report on its website at http://www.appliedmaterials.com/about/cr/sustainability. The Citizenship Report is updated periodically. This website address is intended to be an inactive textual reference only. None of the information on, or accessible through, Applied’s website is part of this Form 10-K or is incorporated by reference herein.

Employees

At October 30, 2011, Applied employed approximately 13,000 regular employees and 900 temporary employees. In the high-technology industry, competition for highly-skilled employees is intense. Applied believes that its future success is highly dependent upon its continued ability to attract, retain and motivate qualified employees. There can be no assurance that Applied will be able to attract, hire, assimilate, motivate and retain a sufficient number of qualified employees.

Executive Officers of the Registrant

The following table and notes set forth information about Applied’s executive officers as of October 30, 2011:

Name of Individual	Position
Michael R. Splinter(1)	Chairman of Board of Directors, President and Chief Executive Officer
George S. Davis(2)	Executive Vice President, Chief Financial Officer
Mark R. Pinto(3)	Executive Vice President, General Manager Energy and Environmental Solutions
Randhir Thakur(4)	Executive Vice President, General Manager Silicon Systems
Joseph Flanagan(5)	Senior Vice President, Worldwide Operations and Supply Chain
Mary Humiston(6)	Senior Vice President, Global Human Resources
Manfred Kerschbaum(7)	Senior Vice President, Chief of Staff
Joseph J. Sweeney(8)	Senior Vice President, General Counsel and Corporate Secretary
Chris Bowers(9)	Group Vice President, Corporate Initiatives
Thomas T. Edman(10)	Group Vice President, General Manager Display Business Group
Ron Kifer(11)	Group Vice President, Chief Information Officer
Charlie Pappis(12)	Group Vice President, General Manager Applied Global Services
Omkaram Nalamasu(13)	Corporate Vice President, Chief Technology Officer
Thomas S. Timko(14)	Corporate Vice President, Corporate Controller and Chief Accounting Officer

(1)	Mr. Splinter, age 61, has been President and Chief Executive Officer of Applied since April 2003 and Chairman of the Board of Directors since March 2009. Prior to joining Applied, Mr. Splinter was an executive at Intel Corporation (Intel), a manufacturer of chips and computer, networking and communications products, where Mr. Splinter held a number of positions in his 20 years at Intel, including Executive Vice President and Director of Sales and Marketing and Executive Vice President and General Manager of the Technology and Manufacturing Group.

(2)	Mr. Davis, age 54, was promoted to Executive Vice President, Chief Financial Officer in December 2009, after serving as Senior Vice President, Chief Financial Officer, since December 2006, and appointed Group Vice President, Chief Financial Officer in November 2006. Previously, he had been Group Vice President, General Manager, Corporate Business Development since March 2005. From November 1999 to February 2005, Mr. Davis served as Vice President and Corporate Treasurer, where he managed Applied’s worldwide treasury operations and was responsible for investments, tax, financial risk management, and trade and export matters. Mr. Davis joined Applied in 1999.

(3)	Dr. Pinto, age 52, has held the position of Executive Vice President, General Manager Energy and Environmental Solutions since January 2011. Dr. Pinto was promoted to Executive Vice President in December 2009 and was previously Senior Vice President, General Manager, Energy and Environmental Solutions and Display as well as corporate Chief Technology Officer. Prior to joining Applied in January 2004, Dr. Pinto spent 19 years with Bell Laboratories (Bell Labs), a communications research and development company, and the Lucent Microelectronics Group, which later became Agere Systems Inc., an IC components company, most recently as Vice President of the Analog Products Division. Dr. Pinto holds a Ph.D. in Electrical Engineering from Stanford University.

(4)	Dr. Thakur, age 49, was promoted to Executive Vice President, General Manager Silicon Systems in December 2009, after serving as Senior Vice President, General Manager Silicon Systems since October 2009. Previously, he was Senior Vice President, General Manager, Thin Film Solar and Display. He was appointed Senior Vice President, General Manager, Strategic Operations when he rejoined Applied in May 2008. He previously was with Applied from 2000 to 2005 in a variety of executive roles including Group Vice President, General Manager for Front End Products. From September 2005 to May 2008, Dr. Thakur served as Executive Vice President of Technology and Fab Operations at SanDisk Corporation, a data storage solutions manufacturer, and as head of SanDisk’s worldwide operations. Prior to joining Applied in 2000, Dr. Thakur served in leadership roles at Steag Electronic Systems AG, an electronics company, and Micron Technology, Inc., a semiconductor manufacturer.

(5)	Mr. Flanagan, age 40, joined Applied as Senior Vice President, Worldwide Operations and Supply Chain in February 2010. Prior to joining Applied, Mr. Flanagan held executive positions in global operations for Nortel Networks Corporation, a telecommunications equipment manufacturer, since 2006, including President of Nortel Business Services from August 2009 to February 2010, and Senior Vice President of Global Operations from August 2007 until August 2009. Previously, Mr. Flanagan held a number of positions from 1993 to 2006 at General Electric Company (GE), a global infrastructure, finance and media company.

(6)	Ms. Humiston, age 46, was named Senior Vice President, Global Human Resources in July 2011. She was Corporate Vice President, Global Human Resources from July 2009 to June 2010 and then promoted to Group Vice President in July 2010. Prior to July 2009, she served as the Corporate Vice President of Human Resources for both the Energy and Environmental Solutions and Display groups. Prior to joining Applied, Ms. Humiston was Vice President of Human Resources at Honeywell International Inc., which provides technologies to address safety, security and energy, from October 2002 to June 2008, with responsibility for various corporate and international organizations. She previously held executive positions with PeoplePC, an internet service provider; Gap, Inc., an apparel retailer; and GE.

(7)	Mr. Kerschbaum, age 57, was named Senior Vice President, Chief of Staff in September 2009. Prior to that he served as Senior Vice President, General Manager, Applied Global Services from January 2005 to September 2009. Mr. Kerschbaum was Senior Vice President, Global Operations from July 2004 to January 2005 and from October 2002 to May 2003. From May 2003 to July 2004, he was Group Vice President, Foundation Engineering and Operations. From January 1996 to October 2002, he held various positions in Applied Materials North America, most recently as Group Vice President, General Manager, Applied Materials North America. Mr. Kerschbaum has served in various other operations, customer service and engineering positions since joining Applied in 1983.

(8)	Mr. Sweeney, age 63, has held the position of Senior Vice President, General Counsel and Corporate Secretary of Applied since July 2005, with responsibility for global legal affairs, intellectual property and security. From April 2002 to July 2005, Mr. Sweeney was Group Vice President, Legal Affairs and Intellectual Property, and Corporate Secretary. Mr. Sweeney joined Applied in 1993.

(9)	Mr. Bowers, age 51, has been Group Vice President, Corporate Initiatives since October 2009, working on enterprise wide transformation projects. From March 2008 to September 2009, he was Group Vice President and General Manager of Corporate Services and Chief of Staff, working closely with executives on effective business strategy execution. Prior to joining Applied, Mr. Bowers was a partner at the Hay Group, a global consulting firm, where he held various business leadership and consulting positions from 1992 to 2008. Most recently, he was Director of Client Services in Europe, the Middle East and Africa, and a member of the Hay Group Global R&D Council. Prior to the Hay Group, Mr. Bowers was a member of the U.K. Special Forces.

(10)	Mr. Edman, age 49, was appointed Group Vice President and General Manager of the Display Business Group in February 2011. Previously, he served as Group Vice President and General Manager of Corporate Business Development and Global Corporate Affairs and Marketing from June 2006 to June 2011. Prior to joining Applied, Mr. Edman served as President and Chief Executive Officer of Applied Films Corporation until the company was acquired by Applied in June 2006, and he held various executive positions at Marubeni Specialty Chemicals, Inc., a distributor of specialty chemicals. Mr. Edman also serves on the governing board of the FlexTech Alliance and on the Board of Directors of TTM Technologies, Inc. as Chairman of its compensation committee.

(11)	Mr. Kifer, age 60, joined Applied in May 2006 as Group Vice President and Chief Information Officer, Global Information Services. Prior to his appointment, Mr. Kifer spent five years with DHL, a global logistics company, in various executive management roles, most recently as the Senior Vice President and Chief Information Officer for North America, Asia Pacific and Emerging Markets.

(12)	Mr. Pappis, age 50, has been Group Vice President and General Manager of Applied Global Services since September 2009. He previously held positions in Applied Global Services as Corporate Vice President and General Manager for the Semiconductor Service Solutions group and as general manager for Equipment Productivity Services. He has held various other management positions since joining Applied in 1986.

(13)	Dr. Nalamasu, age 53, was promoted to Corporate Vice President and Chief Technology Officer for Applied in January 2011. Upon joining Applied in June 2006 to January 2011, Dr. Nalamasu was Corporate Vice President and Deputy Chief Technology Officer and served as General Manager for Applied’s Advanced Technologies Group Dr. Nalamasu was Vice President of Research and a NYSTAR Distinguished Professor of Materials Science and Engineering at Rensselaer Polytechnic Institute from 2002 to 2006. Prior to that he held various R&D leadership positions at Bell Labs and later Lucent Technologies, Inc., a telecommunications company, for 17 years.

(14)	Mr. Timko, age 43, joined Applied in March 2010 as Corporate Vice President, Corporate Controller and Chief Accounting Officer. From June 2006 until March 2010, Mr. Timko was with Delphi Automotive LLP, a supplier to the automotive, computing, communications, energy and consumer accessories markets, where he was most recently Chief Accounting Officer and Controller. He served as Assistant Controller for The Interpublic Group of Companies, Inc., a global provider of advertising and marketing services, from December 2004 to June 2006, and previously at Dover Corporation, a manufacturer of industrial products. Mr. Timko began his career in 1991 with PricewaterhouseCoopers LLC, a provider of audit and assurance, tax and advisory services, and is a certified public accountant.

Available Information

Applied’s website is http://www.appliedmaterials.com. Applied makes available free of charge, on or through its website, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing them to, the SEC. This website address is intended to be an inactive textual reference only. None of the information on, or accessible through, Applied’s website is part of this Form 10-K or is incorporated by reference herein.

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

The global semiconductor, flat panel display, solar and related industries in which Applied operates are characterized by ongoing changes affecting some or all of these industries, including:

•	increasing capital requirements for building and operating new fabrication plants and customers’ ability to raise the necessary capital, particularly when financial market conditions are difficult;

•	differences in growth rates among the semiconductor, display and solar industries;

•	the increasing importance of establishing, improving and maintaining strong relationships with customers;

•	changes in end demand for electronic products over time and the effect of these changes on customers’ businesses and, in turn, on demand for Applied’s products;

•	abrupt and unforeseen shifts in the nature and amount of customer and end-user demand;

•	the increasing cost and complexity for customers to move from product design to volume manufacturing, which may slow the adoption rate of new manufacturing technology;

•	the need to continually reduce the total cost of manufacturing system ownership, due in part to greater demand for lower-cost consumer electronics compared to business information technology spending;

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

•	the cost, technical complexity and timing of a proposed industry transition from 300mm to 450mm wafers, and the resulting effect on demand for manufacturing equipment and services;

•	the need to reduce product development time, despite the increasing difficulty of technical challenges;

•	the growing number of types and varieties of semiconductors and number of applications across multiple substrate sizes;

•

changes in demand and differing market growth rates for (i) different electronic products, such as tablets, smartphones, and personal computers, and in turn (ii) different applications/devices, such as NAND Flash, DRAM, logic, foundry and MRAM, and the resulting effect on customers’ capital spending patterns and on Applied’s ability to compete in these market segments;

•

the increasing cost and complexity for semiconductor manufacturers to move more technically advanced capability and smaller linewidths to volume manufacturing, and the resulting impact on the rates of technology transition and investment in capital equipment;

•

challenges associated with generating organic growth in light of semiconductor manufacturers’ decreasing rate of capital expenditures as a percentage of revenue, and manufacturers’ increasing allocation of capital investment to markets that Applied does not serve, such as lithography;

•

the increasing frequency and complexity of technology transitions and inflections, such as ALD, 3-D transistors, advanced interconnect, wafer-level packaging, and extreme ultraviolet lithography (EUV);

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

The global flat panel display industry historically has experienced considerable volatility in capital equipment investment levels, due in part to the limited number of LCD manufacturers and the concentrated nature of LCD end-use applications. Recently, industry growth has depended to a considerable extent on consumer demand for increasingly larger and more advanced TVs, as well as smartphones and other mobile devices, which demand is highly sensitive to cost and improvements in technologies and features. In addition to the general industry changes described above in the second risk factor, the display industry is characterized by ongoing changes particular to that industry, including:

•

the planned expansion of manufacturing facilities in China by Chinese display manufacturers and manufacturers from other countries, and the ability of non-Chinese manufacturers to obtain government approvals on a timely basis;

•

the slowing rate of transition to larger substrate sizes for LCDs and the resulting effect on capital intensity in the industry and on Applied’s product differentiation, gross margin and return on investment;

•	the increasing importance of new types of displays, such as low temperature polysilicon (LTPS) and OLEDs, and new touch panel films, such as anti-reflective and anti-fingerprint;

•	the likelihood and timing of a transition to a new CVD backplane technology, metal oxide; and

•	uncertainty with respect to future LCD technology end-use applications and growth drivers.

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

•	the growing number of solar PV manufacturers and increasing global production capacity for solar PVs, primarily in China;

•

the filing by U.S. solar manufacturers of a regulatory unfair trade action against solar PVs from China, where most of Applied’s solar equipment sales are concentrated, which could result in the U.S. government’s assessment of duties on solar cells and modules imported from China or other outcomes and, in turn, adversely impact demand for Applied’s products;

•	the varying levels of operating and industry experience among solar PV manufacturers and the resulting differences in the nature and extent of customer support services requested from Applied;

•	challenges associated with marketing and selling manufacturing equipment and services to a diverse and diffuse customer base;

•	the growth of market segments in which Applied does not participate, such as passivation and furnaces;

•	the increasing number of government-affiliated entities in China that are becoming customers;

•	the cost of polysilicon and other materials; and

•	access to affordable financing and capital by customers and end-users.

In addition, current projections for global solar PV production exceed anticipated near-term, end-use demand, which is heavily dependent on installed cost-per-watt, government policies and incentives, and the availability of affordable capital. An oversupply of solar PVs that leads customers to delay or reduce investments in manufacturing capacity and new technology adversely impacts the sales growth rates and/or profitability of Applied’s products. If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the solar industry, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to risks associated with the difficult financial markets and uncertain global economy.

Continuing difficulties in the financial markets, national debt concerns in various regions, and uncertainty regarding the global economy are posing challenges, and some governments may implement policies to control economic growth. The markets for semiconductors and flat panel displays in particular depend largely on consumer spending, while the solar market depends in part on government incentives and the availability of financing for PV installations. Economic uncertainty and related factors, including unemployment, inflation and fuel prices, exacerbate negative trends in business and consumer spending and may cause certain Applied customers to push out, cancel, or refrain from placing orders for equipment or services, which may reduce net sales, reduce backlog, and affect Applied’s ability to convert backlog to sales. Difficulties in obtaining capital, uncertain market conditions, or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, leading to customers’ reducing research and development funding and/or capital expenditures and, in turn, lower sales and/or additional inventory or bad debt expense for Applied. These conditions may also similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for Applied’s products or added costs. In addition, these conditions may lead to strategic alliances by, or consolidation of, other equipment manufacturers, which could adversely affect Applied’s ability to compete effectively.

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

In addition, Applied maintains an investment portfolio that is subject to general credit, liquidity, foreign exchange, market and interest rate risks. The risks to Applied’s investment portfolio may be exacerbated if financial market conditions deteriorate and, as a result, the value and liquidity of the investment portfolio, as well as returns on pension assets, could be negatively impacted and lead to impairment charges. Applied also maintains cash balances in various bank accounts globally in order to fund normal operations. If one or more of these financial institutions become insolvent or are taken over by a government, it could limit Applied’s ability to access cash in the affected accounts.

If Applied does not timely and appropriately adapt to changes resulting from the uncertain macroeconomic environment and industry conditions, or to difficulties in the financial markets. Applied’s business, financial condition or results of operations may be materially and adversely affected.

Applied must continually innovate and adapt its business and product offerings to respond to competition and rapid technological changes.

As Applied operates in a highly competitive environment in which innovation is critical, its future success depends on many factors, including the effective commercialization and customer acceptance of its equipment, services and related products. In addition, Applied must successfully execute its growth strategy, including enhancing market share in existing markets, expanding into related markets, cultivating new markets and exceeding industry growth rates, while constantly improving its operational performance. The development, introduction and support of a broadening set of products in more collaborative, geographically diverse, open and varied competitive environments have grown increasingly complex and expensive over time. Furthermore, new or improved products may entail higher costs and reduced profits. Applied’s performance may be adversely affected if it does not timely, cost-effectively and successfully:

•	identify and address technology inflections, market changes, new applications, customer requirements and end-use demand;

•

develop new products (including disruptive technologies), improve and/or develop new applications for existing products, and adapt similar products for use by customers in different applications and/or markets with varying technical requirements;

•	appropriately price and achieve market acceptance of its products;

•	differentiate its products from those of competitors and any disruptive technologies, and meet customers’ performance specifications;

•	maintain operating flexibility to enable different responses to different markets, customers and applications;

•

enhance its worldwide operations across all business segments to reduce cycle time, enable continuous quality improvement, reduce costs, and enhance design for manufacturability and design for serviceability;

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

Operating in multiple industries, and the entry into new markets and industries, entail additional challenges and obligations.

As part of its growth strategy, Applied must successfully expand into related or new markets and industries, either with its existing products or with new products developed internally or obtained through acquisitions. The entry into different markets involves additional challenges, including those arising from:

•	the need to devote additional resources to develop new products for, and operate in, new markets;

•	the need to develop new sales and marketing strategies and cultivate relationships with new customers;

•	differing rates of profitability and growth among multiple businesses;

•	Applied’s ability to anticipate demand, capitalize on opportunities, and avoid or minimize risks;

•	the complexity of managing multiple businesses with variations in production planning, execution, supply chain management and logistics;

•	the adoption of new business models;

•	the need to undertake activities to grow demand for end-products;

•	the need to develop and successfully implement adequate new business processes and systems;

•	Applied’s ability to rapidly expand its operations to meet increased demand and the associated effect on working capital;

•	new materials, processes and technologies;

•	the need to attract, motivate and retain employees with skills and expertise in these new areas;

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

In fiscal 2011, approximately 81 percent of Applied’s net sales were to customers in regions outside the United States. Certain of Applied’s R&D and manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in Singapore, Taiwan, China, Korea, Israel, Germany, Italy and Switzerland. Applied is also expanding its business and operations in new countries. The global nature of Applied’s business and operations presents challenges, including but not limited to those arising from:

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

•	global trade issues, including those related to the interpretation and application of import and export licenses, as well as international trade disputes;

•	positions taken by governmental agencies regarding possible national commercial and/or security issues posed by international business operations;

•	fluctuating raw material, commodity and energy costs;

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

•

political instability, natural disasters (such as earthquakes, floods or storms), pandemics, social unrest, terrorism or acts of war in locations where Applied has operations, suppliers or sales, or that may influence the value chain of the industries that Applied serves;

•

reliance on various information systems, data centers and software applications to conduct many aspects of the Company’s business, which may be vulnerable to cyberattacks by third parties or breached due to employee error, misuse or other causes that could result in business disruptions, loss of confidential information, or other adverse consequences in the event that Applied’s firewalls and security processes and practices are ineffective;

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

In addition, in March 2011, Japan experienced a significant earthquake, aftershocks, and tsunami that resulted in widespread damage and business interruptions throughout the country, including those associated with radiation concerns arising from damage to a nuclear power plant. Certain of Applied’s customers and suppliers are located in Japan and Applied also has sales and service centers in the country. While Applied has not experienced any material impact on its business or operations to date and has taken actions to enhance its ability to meet customers’ requirements, Applied cannot predict the extent of the impact the situation in Japan may have, if any, on its future business and operations.

Applied is exposed to risks associated with a highly concentrated customer base.

Applied’s semiconductor and flat panel display customer bases historically have been, and are becoming even more, highly concentrated as a result of economic and industry conditions. For example, in fiscal 2011, three semiconductor manufacturers accounted for 52 percent of Silicon Systems Group net sales, and three LCD manufacturers accounted for 54 percent of Display net sales. Further, three customers accounted for 32 percent of Applied’s consolidated net sales in fiscal 2011. Certain customers have experienced significant ownership or management changes, consolidated with other manufacturers, outsourced manufacturing activities, or engaged in collaboration or cooperation arrangements with other manufacturers. In addition, customers have entered into strategic alliances or industry consortia that have increased the influence of key industry participants in technology decisions made by their partners. Also, certain semiconductor and display customers are making an increasingly greater percentage of their respective industry’s capital equipment investments. Customer concentration within Applied’s solar customer base varies depending on the product line. For precision wafering systems, five solar manufacturers accounted for 57 percent of net sales in fiscal 2011, while the Baccini cell systems business has a more diffuse customer base. Applied’s customer base in each of the Display and Energy and Environmental Solutions segments is also geographically-concentrated. In fiscal 2011, customers in China and Taiwan accounted for a total of 78 percent of net sales for the Display segment, while customers in China accounted for 80 percent of net sales for the Energy and Environmental Solutions segment.

In this environment, contracts or orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of Applied’s business, which may result in added complexities in managing customer relationships and transactions and make it more challenging for Applied’s business units to generate organic growth. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they substantially reduce, delay or cancel orders, Applied may not be able to replace the business. As Applied’s products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant, non-recoverable costs. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to Applied. These factors could have a material adverse effect on Applied’s business, financial condition and results of operations.

Manufacturing interruptions or delays could affect Applied’s ability to meet customer demand and lead to higher costs, while the failure to estimate customer demand accurately could result in excess or obsolete inventory.

Applied’s business depends on its timely supply of equipment, services and related products that meet the rapidly changing technical and volume requirements of its customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers, including contract manufacturers. Some key parts are subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers located in countries other than the countries where Applied conducts its manufacturing, including China and Korea. Cyclical industry conditions and the volatility of demand for manufacturing equipment increase capital, technical, operational and other risks for companies throughout Applied’s supply chain. Further, the adverse conditions in the credit and financial markets and industry slowdowns in recent periods have caused, and may continue to cause, some suppliers to scale back operations, exit businesses, merge with other companies, or file for bankruptcy protection and possibly cease operations, potentially affecting Applied’s ability to obtain quality parts on a timely basis. Applied may also experience significant interruptions of its manufacturing operations, delays in its ability to deliver products or services, increased costs or customer order cancellations as a result of:

•	the failure or inability of suppliers to timely deliver sufficient quantities of quality parts on a cost-effective basis;

•	volatility in the availability and cost of materials, including rare earth elements;

•	difficulties or delays in obtaining required import or export approvals;

•	information technology or infrastructure failures;

•	natural disasters or other events (such as earthquakes, floods or storms, regional economic downturns, pandemics, social unrest, political instability, terrorism, or acts of war).

If a supplier fails to meet Applied’s requirements concerning quality, cost or other performance factors, Applied may transfer its business to alternative sources, which could entail manufacturing delays, additional costs, or other difficulties. In addition, if Applied needs to rapidly increase its business and manufacturing capacity to meet increases in demand or expedited shipment schedules, this may exacerbate any interruptions in

Applied’s manufacturing operations and supply chain and the associated effect on Applied’s working capital. Moreover, if actual demand for Applied’s products is different than expected, Applied may purchase more/fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. If Applied purchases inventory in anticipation of customer demand that does not materialize, or if customers reduce or delay orders, Applied may incur excess inventory charges. Any or all of these factors could materially and adversely affect Applied’s business, financial condition and results of operations.

Applied is exposed to risks associated with acquisitions and strategic investments.

Applied has made, and in the future intends to make, acquisitions of or investments in, companies, technologies or products in existing, related or new markets for Applied. Most recently, in November 2011, Applied completed its acquisition of Varian Semiconductor Associates, Inc. (Varian), which was the Company’s largest acquisition to date. Acquisitions involve numerous risks, including but not limited to:

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

Applied also makes strategic investments in other companies, including companies formed as joint ventures, which may decline in value and/or not meet desired objectives. The success of these investments depends on various factors over which Applied may have limited or no control and, particularly with respect to joint ven-

tures, requires ongoing and effective cooperation with strategic partners. The risks to Applied’s strategic investment portfolio may be exacerbated by unfavorable financial market and macroeconomic conditions and, as a result, the value of the investment portfolio could be negatively impacted and lead to impairment charges. Mergers and acquisitions and strategic investments are inherently subject to significant risks. If Applied does not successfully manage the risks associated with acquisitions and strategic investments, its business, financial condition and results of operations could be materially and adversely affected.

Applied used existing cash and incurred debt obligations to acquire Varian that could affect its ability to respond to changes in business conditions or otherwise adversely affect its business.

Applied financed the acquisition of Varian through a combination of existing cash balances and the net proceeds of senior unsecured notes in the aggregate principal amount of $1.75 billion issued on June 8, 2011. The reduction in cash balances, assumed lower interest income, and payments on the debt obligations will reduce the availability of cash flow for general corporate or other purposes, such as further mergers and acquisitions. This in turn may reduce Applied’s flexibility in responding to changes in its businesses and in the industries in which it operates.

The ability to attract, retain and motivate key employees is vital to Applied’s success.

Applied’s success, competitiveness and ability to execute on its global strategies and maintain a culture of innovation depend in large part on its ability to attract, retain and motivate key employees, especially in critical positions and in growing markets. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, Applied’s organizational structure, competitors’ hiring practices, cost reduction activities (including workforce reductions and unpaid shutdowns), availability of career development opportunities, and the effectiveness of Applied’s compensation and benefit programs, including its share-based programs. If Applied does not successfully attract, retain and motivate key employees, Applied may be unable to capitalize on its opportunities and its business, financial condition and operating results may be materially and adversely affected.

The failure to successfully implement and conduct outsourcing activities and other operational initiatives could adversely affect results of operations.

To better align its costs with market conditions, locate closer to customers, enhance productivity, and improve efficiencies, Applied conducts certain engineering, software development, manufacturing, sourcing and other operations in regions outside the United States, including India, Taiwan, China, and Korea. Applied has implemented a distributed manufacturing model, under which certain manufacturing and supply chain activities are conducted in various countries, including the United States, Europe, Israel, Singapore, Taiwan and other countries in Asia, and assembly of some systems is completed at customer sites. In addition, Applied outsources certain functions to third parties, including companies in the United States, India, China, Korea, Malaysia and other countries. Outsourced functions include contract manufacturing, engineering, customer support, software development, information technology support, finance and administrative activities. The expanding role of third party providers has required changes to Applied’s existing operations and the adoption of new procedures and processes for retaining and managing these providers, as well as redistributing responsibilities as warranted, in order to realize the potential productivity and operational efficiencies, assure quality and continuity of supply, and protect the intellectual property of Applied and its customers, suppliers and other partners. If Applied does not accurately forecast the amount, timing and mix of demand for products, or if contract manufacturers or other outsource providers fail to perform in a timely manner or at satisfactory quality levels, Applied’s ability to meet customer requirements could suffer, particularly during a market upturn.

In addition, Applied is implementing a comprehensive program to better align its global organizations and processes, including initiatives to enhance the Asia supply chain and improve back office and information technology infrastructure for more efficient transaction processing. Applied also is implementing a multi-year, company-wide program to transform certain business processes, including the transition to a single enterprise resource planning (ERP) software system to perform various functions. The implementation of additional func-

tionality to the ERP system entails certain risks, including difficulties with changes in business processes that could disrupt Applied’s operations, such as its ability to track orders and timely ship products, project inventory requirements, manage its supply chain and aggregate financial and operational data. The implementation of new initiatives may not achieve the anticipated benefits and may divert management’s attention from other operational activities, negatively affect employee morale, or have other unintended consequences.

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

Applied has a significant amount of goodwill and other acquired intangible assets related to acquisitions. Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year, and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The review compares the fair value for each of Applied’s reporting units to its associated carrying value, including goodwill. Factors that could lead to impairment of goodwill and intangible assets include adverse industry or economic trends, reduced estimates of future cash flows, declines in the market price of Applied common stock, changes in Applied’s strategies or product portfolio, and restructuring activities. Applied’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. Applied may be required to record a charge to earnings during the period in which an impairment of goodwill or amortizable intangible assets is determined to exist, which could materially and adversely affect Applied’s results of operations.

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

In February 2010, the Seoul Prosecutor’s Office for the Eastern District in Korea indicted certain employees of Applied Materials Korea (AMK), including the former head of AMK who at the time of indictment was a vice president of Applied Materials, Inc., along with employees of several other companies, alleging the improper receipt and use of confidential information of Samsung Electronics Co., Ltd. (Samsung), a major customer. Hearings on these matters are ongoing in the Seoul Eastern District Court. Applied and Samsung entered into a settlement agreement effective as of November 1, 2010, which resolves potential civil claims related to this matter and which is separate from and does not affect the criminal proceedings.

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

As a global company, Applied is subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Applied’s future annual and quarterly tax rates could be affected by numerous factors, including changes in the: (1) applicable tax laws; (2) amount and composition of pre-tax income in countries with differing tax rates; (3) plans of the Company to permanently reinvest certain funds held outside of the U.S.; or (4) valuation of Applied’s deferred tax assets and liabilities.

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

Applied is subject to various risks related to: (1) new, different, inconsistent or even conflicting laws, rules and regulations that may be enacted by executive order, legislative bodies and/or regulatory agencies in the countries in which Applied operates; (2) disagreements or disputes between national or regional regulatory agencies related to international trade; and (3) the interpretation and application of laws, rules and regulations. For example, as a public company with global operations, Applied is subject to the laws of multiple jurisdictions and the rules and regulations of various governing bodies, including those related to financial and other disclosures, corporate governance, privacy, and anti-corruption. Changes in laws, regulations and standards may create uncertainty regarding compliance matters. Efforts to comply with new and changing regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If Applied is found by a court or regulatory agency not to be in compliance with applicable laws, rules or regulations, Applied could be subject to legal or regulatory sanctions, the public’s and customers’ perception of Applied could decline, and Applied’s business, financial condition and results of operations could be materially and adversely affected.

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties

Information concerning Applied’s principal properties at October 30, 2011 is set forth below:

Location	Type	Principal Use	Square Footage	Ownership
Santa Clara, CA	Office, Plant & Warehouse	Headquarters; Marketing;	1,512,000	Owned
		Manufacturing; Distribution;	250,000	Leased
		Research, Development and Engineering
Austin, TX	Office, Plant & Warehouse	Manufacturing	1,719,000	Owned
			145,000	Leased
Rehovot, Israel	Office, Plant & Warehouse	Manufacturing; Research, Development and Engineering	442,000	Owned
Alzenau, Germany	Office, Plant & Warehouse	Manufacturing; Research, Development and Engineering	281,000	Leased
Kalispell, MT	Office, Plant & Warehouse	Manufacturing; Research, Development and Engineering	252,000	Owned
Cheseaux, Switzerland	Office, Plant & Warehouse	Manufacturing; Research, Development, Engineering; Customer Support	171,000	Leased
Treviso, Italy	Office, Plant & Warehouse	Manufacturing; Research, Development, Engineering; Customer Support	124,000	Leased
Singapore	Office, Plant & Warehouse	Manufacturing and Customer Support	392,000	Owned
			5,000	Leased
Tainan, Taiwan	Office, Plant & Warehouse	Manufacturing and Customer Support	320,000	Owned
Xi’an, China	Office, Plant & Warehouse	Research, Development and Engineering	567,000	Owned
Hsinchu, Taiwan	Office & Warehouse	Customer Support	90,000	Owned
			28,000	Leased
Shanghai, China	Office & Warehouse	Customer Support	95,000	Leased

Because of the interrelation of Applied’s operations, properties within a country may be shared by the segments operating within that country. Products in the Silicon Systems Group are manufactured in Austin, Texas; Rehovot, Israel; and Singapore. Remanufactured products in the Applied Global Services segment are produced primarily in Austin, Texas. Products in the Display segment are manufactured in Santa Clara, California; Alzenau, Germany; and Tainan, Taiwan. Products in the Energy and Environmental Solutions segment are primarily manufactured in Alzenau, Germany; Cheseaux, Switzerland; Treviso, Italy; and Santa Clara, California.

In addition to the above properties, Applied leases office space for marketing, sales, engineering and customer support offices in 75 locations throughout the world: 17 in Europe, 19 in Japan, 14 in North America (principally the United States), 10 in China, 7 in Korea, 6 in Southeast Asia, and 2 in Taiwan. Applied has a manufacturing facility of 261,000 square feet in Austin, Texas available for sale.

Applied also owns 112 acres of buildable land in Texas that could accommodate approximately 1,708,000 square feet of additional building space, 12.5 acres in California that could accommodate approximately 400,000 square feet of additional building space, and 10 acres in Israel that could accommodate approximately 111,000 square feet of additional building space. Applied also leases 4 acres in Italy that could accommodate approximately 180,000 square feet of additional building space.

In connection with the acquisition of Varian in November 2011, Applied added owned and leased facilities aggregating 715,000 square feet. These facilities consist of a manufacturing facility located in Gloucester, Massachusetts and multiple international sales and service offices.

Applied considers the properties that it owns or leases as adequate to meet its current and future requirements. Applied regularly assesses the size, capability and location of its global infrastructure and periodically makes adjustments based on these assessments.

Item 3:	Legal Proceedings

The information set forth under “Legal Matters” in Note 15 of Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 4:	(Removed and Reserved)

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table sets forth the high and low closing sale prices for the periods presented as reported on the NASDAQ Global Select Market.

	Price Range
	High	Low
Fiscal 2010
First quarter	$14.87	$11.89
Second quarter	$14.47	$11.80
Third quarter	$14.00	$11.78
Fourth quarter	$12.35	$10.37
Fiscal 2011
First quarter	$16.10	$12.37
Second quarter	$16.85	$14.46
Third quarter	$15.24	$12.27
Fourth quarter	$12.62	$9.85

Applied’s common stock is traded on the NASDAQ Global Select Market under the symbol AMAT. As of November 20, 2011, there were 4,192 registered holders of Applied common stock.

Performance Graph

The performance graph below shows the five-year cumulative total stockholder return on Applied common stock during the period from October 29, 2006 through October 30, 2011. This is compared with the cumulative total return of the Standard & Poor’s 500 Stock Index and the RDG Semiconductor Composite Index over the same period. The comparison assumes $100 was invested on October 29, 2006 in Applied common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Applied Materials, Inc., the S&P 500 Index

and the RDG Semiconductor Composite Index

*	$100 invested on 10/29/06 in stock or 10/31/06 in index, including reinvestment of dividends.

Indexes calculated on month-end basis.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	10/29/06	10/28/07	10/26/08	10/25/09	10/31/10	10/30/11
Applied Materials	100.00	110.51	67.66	78.53	76.51	79.98
S&P 500 Index	100.00	114.56	73.21	80.38	93.66	101.24
RDG Semiconductor Composite Index	100.00	116.74	64.72	79.94	98.31	107.61

Dividends

The following table summarizes the dividends declared by Applied’s Board of Directors during fiscal 2011:

Date declared	Record date	Payable date	Amount per share
December 7, 2010	March 2, 2011	March 23, 2011	$ 0.07
March 8, 2011	June 1, 2011	June 22, 2011	$ 0.08
June 6, 2011	August 31, 2011	September 21, 2011	$ 0.08
September 13, 2011	November 23, 2011	December 14, 2011	$ 0.08

During fiscal 2010, Applied’s Board of Directors declared three quarterly cash dividends in the amount of $0.07 per share each and one quarterly cash dividend in the amount of $0.06 per share. During fiscal 2009, Applied’s Board of Directors declared four quarterly cash dividends in the amount of $0.06 per share each. Dividends declared during fiscal 2011, 2010 and 2009 amounted to $408 million, $361 million and $320 million, respectively. Applied currently anticipates that it will continue to pay cash dividends on a quarterly basis in the future, although the declaration and amount of any future cash dividend are at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of Applied’s stockholders.

Repurchases of Applied Common Stock

The following table provides information as of October 30, 2011 with respect to the shares of common stock repurchased by Applied during the fourth quarter of fiscal 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*
	(In millions, except per share amounts)
Month #1
(August 1, 2011 to August 28, 2011)	0.9	$11.44	0.9	$1,347
Month #2
(August 29, 2011 to September 25, 2011)	10.5	$11.08	10.5	$1,231
Month #3
(September 26, 2011 to October 30, 2011)	4.5	$10.86	4.5	$1,182

Total	15.9	$11.04	15.9

*	On March 8, 2010, the Board of Directors approved a stock repurchase program for up to $2.0 billion in repurchases over the next three years, ending March 2013.

Item 6:	Selected Financial Data

The following selected financial information has been derived from Applied’s historical audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and the accompanying notes for the corresponding fiscal years:

Fiscal Year(1)	2011	2010	2009	2008	2007
	(In millions, except percentages, per share amounts and number of employees)
Net sales	$10,517	$9,549	$5,014	$8,129	$9,735
Gross margin	$4,360	$3,715	$1,431	$3,443	$4,492
(% of net sales)	41	39	29	42	46
Research, development and engineering	$1,118	$1,143	$934	$1,104	$1,142
(% of net sales)	11	12	19	14	12
Marketing, selling, general and administrative	$901	$942	$735	$965	$952
(% of net sales)	9	10	15	12	10
Operating income (loss)	$2,398	$1,384	$(394)	$1,355	$2,372
(% of net sales)	23	14	(8)	17	24
Income (loss) before income taxes	$2,378	$1,387	$(486)	$1,409	$2,440
Effective tax rate (%)	19	32	(37)	32	30
Net income (loss)	$1,926	$938	$(305)	$961	$1,710
(% of net sales)	18	10	(6)	12	18
Earnings (loss) per diluted share	$1.45	$0.70	$(0.23)	$0.70	$1.20
Weighted average common shares, diluted	1,330	1,349	1,333	1,375	1,427
New orders	$10,142	$10,249	$4,097	$9,155	$9,677
Order backlog	$2,392	$3,244	$2,735	$4,848	$3,655
Working capital	$7,561	$3,877	$3,749	$3,719	$4,226
Long-term debt	$1,947	$204	$201	$202	$202
Cash dividends declared per common share	$0.31	$0.27	$0.24	$0.24	$0.23
Stockholders’ equity	$8,800	$7,536	$7,095	$7,549	$7,821
Total assets	$13,861	$10,943	$9,574	$11,006	$10,662
Capital expenditures	$209	$169	$249	$288	$265
Regular employees	12,973	13,045	12,619	14,824	14,550

(1)	Each fiscal year ended on the last Sunday in October.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Applied provides manufacturing equipment, services and software to the global semiconductor, flat panel display, solar photovoltaic (PV) and related industries. Applied’s customers include manufacturers of semiconductor wafers and chips, flat panel liquid crystal displays (LCDs), solar PV cells and modules, and other electronic devices. These customers may use what they manufacture in their own end products or sell the items to other companies for use in advanced electronic components. Applied operates in four reportable segments: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. A summary of financial information for each reportable segment is found in Note 16 of Notes to Consolidated Financial Statements. A discussion of factors that could affect Applied’s operations is set forth under “Risk Factors” in Item 1A, which is incorporated herein by reference. Product development and manufacturing activities occur primarily in North America, Europe, Israel and Asia. Applied’s broad range of equipment and service products are highly technical and are sold primarily through a direct sales force.

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

The following table presents certain significant measurements for the past three fiscal years:

				Change
Fiscal Year	2011	2010	2009	2011 over 2010	2010 over 2009
	(In millions, except per share amounts and percentages)
New orders	$10,142	$10,249	$4,097	$(107)	$6,152
Net sales	$10,517	$9,549	$5,014	$968	$4,535
Gross margin	$4,360	$3,715	$1,431	$645	$2,284
Gross margin percent	41%	39%	29%	2 points	10 points
Operating income (loss)	$2,398	$1,384	$(394)	$1,014	$1,778
Operating margin percent	23%	14%	(8)%	9 points	22 points
Net income (loss)	$1,926	$938	$(305)	$988	$1,243
Earnings (loss) per diluted share	$1.45	$0.70	$(0.23)	$0.75	$0.93

Fiscal 2011 and 2009 contained 52 weeks each, while fiscal 2010 contained 53 weeks.

Financial results for fiscal 2011 over fiscal 2010 reflected a decrease in total new orders, while net sales increased to a record level and net income also increased. The decline in new orders reflected softening demand for semiconductor, LCD and solar equipment in the second half of the year. The semiconductor industry was negatively impacted by uncertainty in the macroeconomic environment whereas the LCD and solar equipment industries were negatively impacted by overcapacity. In the fourth quarter of fiscal 2011, new orders were $1.6 billion, down 33 percent from the prior quarter. For fiscal 2011, net sales increased year-over-year primarily due to increased industry investment in crystalline-silicon (c-Si) solar equipment and higher sales of spares and refurbished semiconductor equipment. Operating income for fiscal 2011 included favorable adjustments to restructuring reserves of $60 million, offset in part by asset impairment charges of $30 million, and a net gain on sale of facilities of $27 million. In fiscal 2010, Applied incurred charges totaling $486 million that included a plan to restructure its Energy and Environmental Solutions segment.

Financial results for fiscal 2010 over fiscal 2009 reflected significantly increased demand for manufacturing equipment and services due to more favorable global economic and industry conditions. The increase in total orders from fiscal 2009 was primarily due to increased demand for semiconductor, display and c-Si solar PV products, partially offset by decreased demand for SunFab™ thin film solar lines. Net sales increased during fiscal 2010 compared to fiscal 2009, due primarily to higher sales of semiconductor and display equipment. In fiscal 2010, Applied incurred charges totaling $486 million that included a plan to restructure its Energy and Environmental Solutions segment, consisting of inventory-related charges of $330 million related to SunFab thin film solar equipment, asset impairment charges of $108 million, employee severance charges of $45 million, and other costs of $3 million. This action was in response to adverse market conditions for thin film solar, including delays in utility-scale solar adoption, solar panel manufacturers’ challenges in obtaining affordable capital, changes and uncertainty in government renewable energy policies, and competitive pressure from c-Si solar technologies. As part of the restructuring, Applied discontinued sales to new customers of its fully-integrated SunFab lines but continued to offer individual tools for thin film solar manufacturing. Applied is supporting existing SunFab customers with services, upgrades and capacity increases through its Applied Global Services segment and is continuing RD&E efforts to improve thin film panel efficiency and high-productivity deposition. Also in fiscal 2010, Applied incurred charges totaling $84 million associated with a restructuring program to reduce its global workforce as of October 25, 2009 by approximately 1,000 positions over a period of 18 months.

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

In November 2011, Applied completed its acquisition of Varian Semiconductor Equipment Associates, Inc. (Varian) for an aggregate purchase price of approximately $4.2 billion, net of cash acquired. The acquisition enhances Applied’s product portfolio with market-leading ion implantation technology and is expected to enable Applied to become the semiconductor industry leader in transistor technologies.

Results of Operations

The following table presents certain quarterly and full fiscal year financial information:

	Fiscal Quarter				Fiscal Year
	First	Second	Third	Fourth
	(In millions, except per share amounts)
2011:
New orders	$2,971	$3,185	$2,390	$1,596	$10,142
Net sales	$2,686	$2,862	$2,787	$2,182	$10,517
Gross margin	$1,136	$1,189	$1,184	$852	$4,360
Operating income	$674	$677	$687	$361	$2,398
Net income	$506	$489	$476	$456	$1,926
Earnings per diluted share	$0.38	$0.37	$0.36	$0.34	$1.45
2010:
New orders	$1,965	$2,533	$2,725	$3,026	$10,249
Net sales	$1,849	$2,296	$2,518	$2,886	$9,549
Gross margin	$711	$927	$860	$1,217	$3,715
Operating income	$116	$386	$183	$699	$1,384
Net income	$83	$264	$123	$468	$938
Earnings per diluted share	$0.06	$0.20	$0.09	$0.35	$0.70
2009:
New orders	$903	$649	$1,072	$1,473	$4,097
Net sales	$1,333	$1,020	$1,134	$1,526	$5,014
Gross margin	$392	$156	$325	$559	$1,431
Operating income (loss)	$(196)	$(293)	$(77)	$173	$(394)
Net income (loss)	$(133)	$(255)	$(55)	$138	$(305)
Earnings (loss) per diluted share	$(0.10)	$(0.19)	$(0.04)	$0.10	$(0.23)

Demand for manufacturing equipment historically has been volatile as a result of sudden changes in chip, LCD, and solar PV supply and demand and other factors, including global economic and market conditions and rapid technological advances in fabrication processes. Applied’s business was subject to cyclical industry conditions in fiscal 2011, 2010 and 2009. As a result of these conditions and the changing global economic environment, there were significant fluctuations in Applied’s quarterly new orders and net sales, both within and across the three fiscal years. As of the end of fiscal 2011, the semiconductor, display and solar equipment industries were each in a capacity-driven downturn. The nature and timing of a recovery in capital equipment investment are expected to depend largely on the macroeconomic environment.

New Orders

New orders by geographic region, which are attributed according to the location of customers’ facilities, were as follows:

	2011		Change 2011 over 2010	2010		Change 2010 over 2009	2009
	($)	(%)	(%)	($)	(%)	(%)	($)	(%)
	(In millions, except percentages)
Taiwan	2,235	22	(19)	2,760	27	342	625	15
China	2,066	20	(4)	2,155	21	188	749	18
Korea	1,286	13	(25)	1,703	17	205	559	14
Japan	1,001	10	35	741	7	40	531	13
Southeast Asia	463	5	(31)	675	7	173	247	6

Asia Pacific	7,051	70	(12)	8,034	79	196	2,711	66
North America(*)	2,069	20	54	1,348	13	90	711	17
Europe	1,022	10	18	867	8	28	675	17

Total	10,142	100	(1)	10,249	100	150	4,097	100

(*)	Primarily the United States.

New orders of $10.1 billion for fiscal 2011 were down 1 percent from fiscal 2010. The decrease was primarily attributable to decreased demand for semiconductor equipment from memory customers and decreased demand for LCD equipment, partially offset by increased demand for touch panel tools from display customers and increased demand for c-Si equipment from solar manufacturers. Customers in China and Taiwan together represented 42 percent of total new orders for fiscal 2011.

From fiscal 2009 to fiscal 2010, new orders more than doubled to $10.2 billion. The increase was principally due to greater demand for semiconductor equipment and services, primarily from memory and foundry customers, as well as increased demand for c-Si solar manufacturing products and display equipment. The increase in new orders reflected the general recovery in the semiconductor equipment industry and the LCD market from the steep downturn experienced in fiscal 2009. Customers in Taiwan and China together represented 48 percent of total new orders for fiscal 2010.

New orders decreased 55 percent to $4.1 billion in fiscal 2009 compared to fiscal 2008. The decrease in new orders was across all segments, and particularly in the semiconductor and display businesses, reflecting the challenging economic and industry conditions prevalent during fiscal 2009. Customer demand for semiconductor and LCD equipment began to recover in the second half of fiscal 2009. Customers in China, North America, and Europe combined represented 52 percent of total new orders for fiscal 2009.

New orders by reportable segment for the past three fiscal years were as follows:

	2011		Change 2011 over 2010	2010		Change 2010 over 2009	2009
	($)	(%)	(%)	($)	(%)	(%)	($)	(%)
	(In millions, except percentages)
Silicon Systems Group	5,489	54	(5)	5,759	56	243	1,677	41
Applied Global Services	2,333	23	7	2,183	21	85	1,179	29
Display	636	6	(20)	799	8	178	287	7
Energy and Environmental Solutions	1,684	17	12	1,508	15	58	955	23

Total	10,142	100	(1)	10,249	100	150	4,098	100

For fiscal 2011 as compared to fiscal 2010, new orders by segment as well as the relative share of total new orders for the Silicon Systems Group and Display decreased, while new orders by segment as well as the relative share of new orders in Applied Global Services and Energy and Environmental Solutions increased. For fiscal 2010 as compared to fiscal 2009, new orders increased in all segments, with the relative share of total new orders increasing significantly for the Silicon Systems Group while the relative share of new orders in Applied Global Services and Energy and Environmental Solutions decreased by 8 percentage points each.

Applied’s backlog was $2.4 billion at October 30, 2011 as compared to $3.2 billion at October 31, 2010. Backlog adjustments were negative for fiscal 2011 and totaled $504 million, consisting primarily of orders with revised shipment dates outside of Applied’s order policy and included $124 million in customer cancellations. Backlog decreased in fiscal 2011 from fiscal 2010 primarily due to decreases in new orders for the Silicon Systems Group and Display, reflecting decreased demand for semiconductor equipment and a weaker LCD market, respectively. Backlog consists of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; (2) contractual service revenue and maintenance fees to be earned within the next 12 months; and (3) orders for SunFab lines that are anticipated to be recognized as revenue within the next 12 months. Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods, due to the potential for customer changes in delivery schedules or cancellation of orders. In the fourth quarter of fiscal 2011, approximately 45 percent of net sales in the Silicon Systems Group, Applied’s largest business segment, were for orders received and shipped within the quarter.

Backlog by reportable segment as of October 30, 2011 and October 31, 2010 was as follows:

	2011		Change 2011 over 2010	2010
	($)	(%)	(%)	($)	(%)
	(In millions, except percentages)
Silicon Systems Group	913	38	(17)	1,099	34
Applied Global Services	662	28	(15)	779	24
Display	337	14	(33)	505	16
Energy and Environmental Solutions	480	20	(44)	861	26

Total	2,392	100	(26)	3,244	100

Net Sales

Net sales by geographic region, which are attributed according to the location of customers’ facilities, were as follows:

	2011		Change 2011 over 2010	2010		Change 2010 over 2009	2009
	($)	(%)	(%)	($)	(%)	(%)	($)	(%)
	(In millions, except percentages)
China	2,574	24	65	1,557	16	145	635	13
Taiwan	2,093	20	(24)	2,750	29	168	1,026	21
Korea	1,263	12	(29)	1,768	19	166	664	13
Japan	912	9	19	768	8	7	718	14
Southeast Asia	592	5	2	578	6	129	252	5

Asia Pacific	7,434	70	—	7,421	78	125	3,295	66
North America(*)	1,963	19	72	1,147	12	19	966	19
Europe	1,120	11	14	981	10	30	753	15

Total	10,517	100	10	9,549	100	90	5,014	100

(*)	Primarily the United States.

Net sales of $10.5 billion for fiscal 2011 increased 10 percent from fiscal 2010, primarily due to increased industry investment in c-Si solar equipment and higher sales of spares and refurbished semiconductor equipment.

Customers in China, North America, and Taiwan combined represented 63 percent of total net sales in fiscal 2011. Net sales of $9.5 billion for fiscal 2010 increased 90 percent from fiscal 2009, primarily due to higher sales of semiconductor equipment. Customers in Taiwan and Korea combined represented 48 percent of total net sales in fiscal 2010. Net sales decreased 38 percent to $5.0 billion in fiscal 2009 compared to fiscal 2008, as a result of significantly lower sales of equipment and services to semiconductor and display customers, partially offset by increased sales of solar manufacturing equipment. Customers in Taiwan and North America combined represented 40 percent of total net sales in fiscal 2009.

Net sales by reportable segment for the past three fiscal years were as follows:

	2011		Change 2011 over 2010	2010		Change 2010 over 2009	2009
	($)	(%)	(%)	($)	(%)	(%)	($)	(%)
	(In millions, except percentages)
Silicon Systems Group	5,415	51	2	5,304	56	171	1,960	39
Applied Global Services	2,413	23	29	1,865	20	34	1,397	28
Display	699	7	(22)	899	9	79	502	10
Energy and Environmental Solutions	1,990	19	34	1,481	15	28	1,155	23

Total	10,517	100	10	9,549	100	90	5,014	100

For fiscal 2011 as compared to fiscal 2010, net sales in the Silicon Systems Group remained essentially flat while net sales in Energy and Environment Solutions and Applied Global Services increased due to increased demand for c-Si equipment, and spare parts and refurbished equipment, respectively. Net sales in Display reflected a decrease during fiscal 2011 as compared to fiscal 2010 due to a weaker LCD market. For fiscal 2011 as compared to fiscal 2010, the relative share of total net sales in the Silicon Systems Group decreased, while the relative share of total net sales in Energy and Environmental Solutions increased. The increase in Energy and Environmental Solutions’ relative share of total net sales was due to increased demand for c-Si equipment.

Gross Margin

Gross margins for the past three fiscal years were as follows:

				Change
	2011	2010	2009	2011 over 2010	2010 over 2009
	(In millions, except percentages)
Gross margin	$4,360	$3,715	$1,431	$645	$2,284
Gross margin (% of net sales)	41%	39%	29%	2 points	10 points

The increase in gross margin as a percentage of net sales in fiscal 2011 from fiscal 2010 was principally attributable to the absence of inventory-related charges incurred in fiscal 2010 associated with SunFab thin film solar equipment. The increase in gross margin as a percentage of net sales in fiscal 2010 from fiscal 2009 was principally attributable to higher net sales, more favorable product mix, improved factory utilization, and continued cost control measures, offset in part by inventory-related charges of $330 million associated with SunFab thin film solar equipment, which lowered gross margin for fiscal 2010 by approximately 3 percentage points. Gross margin during fiscal 2011, 2010 and 2009 included $48 million, $32 million and $28 million, respectively, of share-based compensation expense.

Research, Development and Engineering

Research, Development and Engineering (RD&E) expenses for the past three fiscal years were as follows:

				Change
	2011	2010	2009	2011 over 2010	2010 over 2009
	(In millions)
Research, development and engineering	$1,118	$1,143	$934	$(25)	$209

Applied’s future operating results depend to a considerable extent on its ability to maintain a competitive advantage in the equipment and service products it provides. Applied believes that it is critical to continue to make substantial investments in RD&E to assure the availability of innovative technology that meets the current and projected requirements of its customers’ most advanced designs. Applied historically has maintained its commitment to investing in RD&E in order to continue to offer new products and technologies. RD&E expenses were $1.1 billion (11 percent of net sales) in fiscal 2011, $1.1 billion (12 percent of net sales) in fiscal 2010, and $934 million (19 percent of net sales) in fiscal 2009. RD&E expense during fiscal 2011, 2010 and 2009 included $46 million, $43 million and $50 million, respectively, of share-based compensation expense. Development cycles range from 12 to 36 months depending on whether the product is an enhancement of an existing product, which typically has a shorter development cycle, or a new product, which typically has a longer development cycle. Most of Applied’s existing products resulted from internal development activities and innovations involving new technologies, materials and processes. In certain instances, Applied acquires technologies, either in existing or new product areas, to complement its existing technology capabilities and to reduce time to market.

In fiscal 2011, Applied developed logic and memory chip technologies to meet the requirements of manufacturing below the 22nm node. These systems were designed to help semiconductor customers continue their drive to pack more transistors in the same space using high-k/metal gate technologies and double patterning processes. These technologies include low k dielectrics and curing for interconnect structures and high-k dielectric materials and ALD processes for fabricating transistor gates. Applied also focused on processes to help customers build new three-dimensional (3D) gate structures. In addition, Applied continued to focus on optimizing the cost-effectiveness of through-silicon via (TSV) technologies to enable their widespread implementation. TSV technologies permit interconnecting 3D chip stacks to enable better device performance, lower power consumption and the integration of heterogeneous devices. Applied is also investing in other new product development areas such as 450mm wafer systems. In the Display sector, Applied developed deposition systems to enable larger OLED, LCD and touch-enabled displays. In solar, Applied focused on screen printing technology to keep pace with cell manufacturers’ new higher-efficiency cell designs. Another key development area was “smart” capability, which brings a new level of precision and control to the PV production process.

In fiscal 2010, Applied developed new technology to enable next-generation 22nm and below chip designs. Applied also developed technology for TSVs. In the solar PV area, Applied continued the development of its precision wafering and cell manufacturing products for lowering the cost of producing solar-generated electricity through advanced c-Si technology. RD&E also included activities to develop products that enable lower-cost production of solar energy, production of LED devices for display backlighting and general lighting, and other products to enable energy conservation.

In fiscal 2009, Applied focused on developing systems for semiconductor customers’ new chip designs with 32nm and below geometries, including systems to enable faster transistors using strain engineering and high-k/metal gate technologies, as well as double patterning processes that enable customers to extend their existing 193nm lithography tools through additional technology generations. Applied also focused on developing technology for manufacturing next-generation displays. RD&E also included activities to develop products that enable lower-cost production of solar energy and other products to enable energy conservation.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses for the past three fiscal years were as follows:

				Change
	2011	2010	2009	2011 over 2010	2010 over 2009
	(In millions)
Selling, general and administrative	$901	$942	$735	$(41)	$207

The decrease in SG&A expenses for fiscal 2011 compared to fiscal 2010 reflected lower expenses as a result of the restructuring of the Energy and Environmental Solutions segment that occurred in fiscal 2010. SG&A expenses for fiscal 2011 included $19 million in transaction costs associated with the acquisition of Varian announced on May 4, 2011. SG&A expenses for fiscal 2010 included $10 million in transaction costs associated with the acquisition of Semitool, Inc. The increase in SG&A expenses in fiscal 2010 from fiscal 2009 reflected the elimination of temporary salary reductions and shutdowns that occurred in fiscal 2009, and the resumption of variable compensation programs. SG&A expenses were 9 percent of net sales in fiscal 2011, 10 percent of net sales in fiscal 2010, and 15 percent of net sales in fiscal 2009. SG&A expenses during fiscal 2011, 2010 and 2009 included $52 million, $51 million and $69 million, respectively, of share-based compensation expense.

Restructuring and Asset Impairments

Restructuring and asset impairment expenses for the past three fiscal years were as follows:

	2011	2010	2009	Change
				2011 over 2010	2010 over 2009
	(In millions)
Restructuring and asset impairments, net	$(30)	$246	$156	$(276)	$90

Results for fiscal 2011 included favorable adjustments of $60 million related to restructuring program charges recorded in prior years offset in part by asset impairment charges of $30 million primarily related to certain intangible assets.

Results for fiscal 2010 included restructuring charges of $129 million related to two restructuring programs announced in fiscal 2010, and asset impairment charges of $117 million primarily related to a plan to restructure the Energy and Environmental Solutions segment.

Results for fiscal 2009 included restructuring charges of $141 million primarily associated with a restructuring program announced in fiscal 2009, and asset impairment charges of $15 million related to wafer cleaning equipment.

For further details, see Note 11 of Notes to Consolidated Financial Statements.

Gain on Sale of Facilities, net

In the first quarter of fiscal 2011, Applied received $39 million in proceeds from the sale of a property located in North America and incurred a loss of $1 million on the transaction. In the third quarter of fiscal 2011, Applied received $60 million in proceeds from the sale of another property located in North America and incurred a gain of $28 million on the transaction.

Interest and Other Expenses

Interest and other expenses for the past three fiscal years were as follows:

	2011	2010	2009	Change
				2011 over 2010	2010 over 2009
	(In millions)
Interest and other expense	$59	$21	$21	$38	$—

The increase in interest and other expense for fiscal 2011 from fiscal 2010 was primarily due to interest of $31 million payable on senior unsecured notes issued in fiscal 2011 and to fees of $8 million associated with a bridge loan facility that was entered into and terminated during fiscal 2011. Interest and other expense for fiscal 2010 compared to fiscal 2009 remained essentially flat.

Interest and Other Income, net

Interest and other income, net for the past three fiscal years was as follows:

	2011	2010	2009	Change
				2011 over 2010	2010 over 2009
	(In millions)
Interest and other income, net	$42	$37	$48	$5	$(11)

The increase in interest and other income in fiscal 2011 from fiscal 2010 was primarily due to an increase in gains realized on sale of investment securities. The decrease in interest income in fiscal 2010 from fiscal 2009 was primarily due to a decrease in interest rates.

Income Taxes

Income tax expenses for the past three fiscal years were as follows:

	2011	2010	2009	Change
				2011 over 2010	2010 over 2009
	(In millions, except percentages)
Provision (benefit) for income taxes	$452	$449	$(181)	$3	$630
Effective income tax rate	19%	32%	(37)%	(13) points	69 points

The tax rate for fiscal 2011 was lower than the rate for the fiscal 2010 primarily due to an increase in income in jurisdictions outside the U.S. with lower tax rates and a favorable U.S. Internal Revenue Service audit settlement. The tax rate for fiscal 2011 further benefited from tax incentives offered in several jurisdictions and from the December 2010 reinstatement of the U.S. R&D tax credit retroactive to its prior expiration in December 2009. The change in the fiscal 2010 tax rate from the fiscal 2009 rate was principally attributable to the income before taxes for fiscal 2010 as opposed to the net loss before taxes incurred in fiscal 2009. The effective income tax rate for fiscal 2010 did not include the impact of the U.S. R&D tax credit from the time it expired in December 2009. Applied’s effective income tax rate depends on various factors, such as tax legislation, and the geographic composition of Applied’s pre-tax income.

Segment Information

Applied reports financial results in four segments: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. A description of the products and services, as well as financial data, for each reportable segment can be found in Note 16 of Notes to Consolidated Financial Statements. Applied does not allocate to its reportable segments certain operating expenses that it manages separately at the corporate level. These unallocated costs include costs for share-based compensation; certain management, finance, legal, human resources, and RD&E functions provided at the corporate level; and unabsorbed information technology and occupancy. In addition, Applied does not allocate to its reportable segments restructuring and asset impairment charges and any associated adjustments related to restructuring actions, unless these charges or adjustments pertain to a specific reportable segment.

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

Certain significant measures for the past three fiscal years were as follows:

	2011	2010	2009	Change
				2011 over 2010		2010 over 2009
	(In millions, except percentages)
New orders	$5,489	$5,759	$1,677	$(270)	(5)%	$4,082	243%
Net sales	5,415	5,304	1,960	111	2%	3,344	171%
Operating income	1,764	1,892	201	(128)	(7)%	1,691	841%
Operating margin	33%	36%	10%		(3) points		26 points

New orders for the Silicon Systems Group by end use application for the past three fiscal years were as follows:

	2011	2010	2009
Foundry	47%	41%	33%
Memory	28%	43%	38%
Logic and other	25%	16%	29%

	100%	100%	100%

The following region accounted for at least 30 percent of total net sales for the Silicon Systems Group segment for one or more of the past three fiscal years:

	2011	2010	2009	Change
				2011 over 2010		2010 over 2009
	(In millions, except percentages)
Taiwan	$1,309	$1,976	$508	$(667)	(34)%	$1,468	289%

In fiscal 2011, customers in Taiwan accounted for 24 percent of total net sales for the Silicon Systems Group segment compared to 37 percent in fiscal 2010, and 26 percent in fiscal 2009.

Fiscal 2011 financial results reflected decreased demand for semiconductor manufacturing equipment compared to fiscal 2010, particularly in the second half of fiscal 2011, due primarily to uncertain global economic conditions. In the fourth quarter of fiscal 2011, new orders were $925 million, a decrease of 25 percent compared to the prior quarter. For fiscal 2011, new orders decreased by $270 million to $5.5 billion compared to fiscal 2010. The decrease in new orders was primarily due to reduced demand from memory customers. Net sales increased by $111 million to $5.4 billion for fiscal 2011 compared to fiscal 2010. The increase in net sales was primarily due to increased investment by logic customers. Three customers accounted for 52 percent of net sales in this segment in fiscal 2011. Approximately 45 percent of net sales in the fourth quarter of fiscal 2011 were for orders received and shipped within the quarter, down from 49 percent in the third quarter of fiscal 2011. The book to bill ratio (new orders divided by net sales) decreased to 1.0 for fiscal 2011, reflecting decreased demand, compared to 1.1 for fiscal 2010. Operating income in fiscal 2011 was $1.8 billion, a decrease of $128 million from the prior year. The decrease was due in part to a settlement agreement between Applied and Samsung Electronics Co., Ltd (Samsung) that provided for volume-based rebates and other incentives to Samsung. The decrease was also due to operating expenses incurred as a result of headcount increases during fiscal 2011. In 2011, Applied introduced the Applied Centura Conforma system which uses conformal plasma doping technology to modify the electrical properties of 3D and planar transistor structures.

Fiscal 2010 financial results reflected increased demand for manufacturing equipment over fiscal 2009 due to improved global economic and industry conditions. New orders increased by $4.1 billion to $5.8 billion for fiscal 2010 compared to fiscal 2009. The significant increase in new orders was primarily from memory and foundry customers and to a lesser extent logic customers, which reflected the general recovery in the semiconductor equipment industry. The majority of fiscal 2010 new orders were for customers’ capacity expansions, while fiscal 2009 orders were primarily for customers’ new technology investments. Net sales increased by $3.3 billion to $5.3 billion in fiscal 2010 compared to fiscal 2009. The increase in net sales was primarily due to increased investment by memory and foundry customers. Four customers accounted for 51 percent of net sales in this segment in fiscal 2010. Approximately 61 percent of net sales in the fourth quarter of fiscal 2010 were for orders received and shipped within the quarter. The book to bill ratio (new orders divided by net sales) increased to 1.1 for fiscal 2010, reflecting increased demand, compared to 0.9 for fiscal 2009. Operating income increased by $1.7 billion to $1.9 billion for fiscal 2010 compared to fiscal 2009. The increase in operating income for fiscal 2010 was due to considerably higher revenue from semiconductor equipment sales and reflected the general recovery in the semiconductor equipment industry during fiscal 2010. Results for fiscal 2010 included Semitool, which was acquired by Applied during the first quarter of fiscal 2010. In 2010, Applied introduced its Applied Reflexion GT CMP system, for fabricating copper interconnects and its Applied Centura AdvantEdge Mesa silicon etch system for fabricating nano-scale circuit features with angstrom-level precision.

The Company also introduced the Applied Producer EternaFCVD system, which is targeted for 20nm and below chips and delivers a liquid-like film that flows freely into virtually any structure to provide void-free dielectric fill.

Fiscal 2009 financial results reflected significantly reduced demand for manufacturing equipment due to extremely unfavorable global economic and industry conditions. Silicon Systems Group new orders decreased by $2.4 billion to $1.7 billion in fiscal 2009 compared to fiscal 2008. The decrease in new orders reflected significantly lower demand, primarily from memory and logic customers. Net sales decreased by $2.0 billion to $2.0 billion in fiscal 2009 compared to fiscal 2008. The decrease in net sales was due to decreased capital investments, primarily by memory customers. The book to bill ratio decreased to 0.9 for fiscal 2009, reflecting significantly decreased demand, compared to 1.0 for fiscal 2008. Operating income decreased by $1.0 billion to $201 million in fiscal 2009 compared to fiscal 2008. The decrease in operating income was due to significantly lower sales resulting in lower factory absorption, partially offset by lower operating expenses from cost control initiatives. Operating income for fiscal 2009 also reflected an increase in bad debt expense. After an operating loss in the first half of fiscal 2009, the Silicon Systems Group returned to operating profitability during the second half of the year, which was primarily driven by sales to foundry customers. During the year, the Company introduced a new platform specifically designed for under-bump metallization (UBM) and other back-end processes, the Applied Charger UBM PVD system.

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

In fiscal 2010, as part of the restructuring of the Energy and Environmental Solutions segment, Applied discontinued sales to new customers of its fully-integrated SunFab thin film solar production lines but continued to offer individual tools for thin film solar manufacturing. Applied is supporting existing SunFab customers with services, upgrades and capacity increases through its Applied Global Services segment as these products are considered to have reached a particular stage in the product lifecycle and, effective in the first quarter of fiscal 2011, Applied accounts for these products under its Applied Global Services segment.

Certain significant measures for the past three fiscal years were as follows:

	2011	2010	2009	Change
				2011 over 2010		2010 over 2009
	(In millions, except percentages)
New orders	$2,333	$2,183	$1,179	$150	7%	$1,004	85%
Net sales	2,413	1,865	1,397	548	29%	468	34%
Operating income	482	337	115	145	43%	222	193%
Operating margin	20%	18%	8%		2 points		10 points

Fiscal 2011 financial results reflected increased demand for services over fiscal 2010. In the fourth quarter of fiscal 2011, new orders were $564 million, a decrease of 8 percent compared to the prior quarter. For fiscal 2011, new orders increased by $150 million to $2.3 billion compared to fiscal 2010. The increase in new orders was due primarily to higher demand for spare parts and refurbished equipment. Net sales increased by $548 million to $2.4 billion for fiscal 2011, a record for the segment, compared to fiscal 2010. The increase in net sales was primarily due to higher sales in spare parts and refurbished equipment and included $71 million in sales for two thin film solar projects. The book to bill ratio decreased to 1.0 for fiscal 2011, compared to 1.2 for fiscal 2010. The decrease for fiscal 2011 reflected a higher increase in net sales year-over-year relative to demand. Operating income increased by $145 million to $482 million for fiscal 2011 compared to fiscal 2010. The increase in operating income for fiscal 2011 primarily reflected increased sales of spare parts and refurbished equipment.

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

Fiscal 2009 financial results reflected significantly reduced demand for manufacturing services due to extremely unfavorable global economic and industry conditions, as well as a significant reduction in the installed base of 200mm systems. New orders decreased by $1.1 billion to $1.2 billion in fiscal 2009 compared to fiscal 2008, due primarily to decreased demand for spares and refurbished equipment arising from semiconductor manufacturers’ low wafer production volumes. Net sales decreased by $932 million to $1.4 billion in fiscal 2009 compared to fiscal 2008, reflecting lower sales of spares and refurbished equipment. Operating income decreased by $430 million to $115 million in fiscal 2009 compared to fiscal 2008 as a result of lower sales volumes, which led to lower infrastructure cost absorption, partially offset by lower operating expenses from cost control initiatives. Operating income for fiscal 2009 also included an increase in bad debt expense. In the second half of fiscal 2009, the Applied Global Services segment returned to operating profitability as sales of spares improved. The book to bill ratio decreased to 0.8 for fiscal 2009, reflecting significantly decreased demand, compared to 1.0 for fiscal 2008.

Display Segment

The Display segment encompasses products for manufacturing LCDs for TVs, personal computers (PCs), tablet PCs, smart phones, and other consumer-oriented devices. The segment is focused on expanding market share by differentiation with larger-scale substrates, entry into new markets such as the LTPS and touch panel sectors, and development of products to enable cost reductions through productivity and uniformity.

Certain significant measures for the past three fiscal years were as follows:

	2011	2010	2009	Change
				2011 over 2010		2010 over 2009
	(In millions, except percentages)
New orders	$636	$799	$287	$(163)	(20)%	$512	179%
Net sales	699	899	502	(200)	(22)%	397	79%
Operating income	147	267	51	(120)	(45)%	216	424%
Operating margin	21%	30%	10%		(9) points		20 points

The following regions accounted for at least 30 percent of total net sales for the Display segment for one or more of the past three fiscal years:

	2011	2010	2009	Change
				2011 over 2010		2010 over 2009
	(In millions, except percentages)
China	$330	$162	$53	$168	104%	$109	206%
Taiwan	$216	$311	$165	$(95)	(31)%	$146	88%
Korea	$111	$334	$144	$(223)	(67)%	$190	132%

In fiscal 2011, customers in China accounted for 47 percent of total net sales for the Display segment compared to 18 percent in fiscal 2010, and 11 percent in fiscal 2009. Customers in Taiwan accounted for 31 percent of total net sales for the segment in fiscal 2011 compared to 35 percent in fiscal 2010, and 33 percent in fiscal 2009. Customers in Korea accounted for 16 percent of total net sales for the Display segment in fiscal 2011 compared to 37 percent in fiscal 2010, and 29 percent in fiscal 2009.

Fiscal 2011 operating financial results reflected a cyclical downturn in demand for equipment to manufacture LCD products that resulted in an extremely low level of orders in the fourth quarter of fiscal 2011. In the fourth quarter of fiscal 2011, new orders were $20 million, a decrease of 91 percent compared to the prior quarter. For fiscal 2011, new orders decreased by $163 million to $636 million compared to fiscal 2010. The decrease in new orders reflected customers’ decisions to delay investment in new LCD TV capacity, which was partially offset by increased demand for LTPS and touch panel systems, although this demand also softened in the fourth quarter of fiscal 2011 as an initial build-out of manufacturing capacity was absorbed. Net sales decreased by $200 million to $699 million for fiscal 2011 compared to fiscal 2010. The decrease in net sales reflected a decline in spending for LCD TV products, as customers delayed their investments, including plans for manufacturing in China, partially offset by increased demand for equipment to manufacture new mobile devices like smart phones and tablets. The book to bill ratio remained flat at 0.9 for fiscal 2011. Operating income decreased by $120 million to $147 million for fiscal 2011 compared to fiscal 2010. The decrease in operating income for fiscal 2011 reflected an unfavorable product mix. Three customers accounted for 54 percent of net sales for the Display segment in fiscal 2011. The decrease in operating margin in fiscal 2011 compared to fiscal 2010 was due to changes in product mix. In 2011, the Company introduced the Applied AKT-20K PX PECVD system for manufacturing high-performance OLED and LCD displays and the Applied AKT-AristoTwin system for manufacturing touch-enabled displays.

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

Fiscal 2009 financial results reflected significantly reduced demand for LCD equipment due to extremely unfavorable global economic and industry conditions. New orders decreased significantly to $287 million in fiscal 2009 compared to $1.5 billion in fiscal 2008, which reflected the slowdown in the display industry from fiscal 2008 when display manufacturers added capacity. Net sales decreased by $474 million to $502 million in fiscal 2009 compared to fiscal 2008 as a result of significantly lower orders. Operating income decreased to $51 million in fiscal 2009 from $301 million in fiscal 2008. Operating income decreased due to significantly lower revenue, partially offset by lower operating expenses due to cost control initiatives. The book to bill ratio decreased to 0.6 for fiscal 2009, reflecting significantly decreased demand, compared to 1.5 for fiscal 2008.

Energy and Environmental Solutions Segment

The Energy and Environmental Solutions segment includes products for fabricating c–Si solar PVs, high throughput roll-to-roll coating systems for flexible electronics, and web products. This business is focused on delivering solutions to generate and conserve energy, with an emphasis on lowering the cost to produce solar power by providing equipment to enhance manufacturing scale and efficiency. Until the first quarter of fiscal 2011, the Energy and Environmental Solutions segment included the fully-integrated SunFab production line for manufacturing thin film solar panels. During the third quarter of fiscal 2010, Applied announced a plan to restructure its Energy and Environmental Solutions segment in response to adverse market conditions for thin film solar and as a result, Applied discontinued sales of SunFab lines to new customers, but is offering individual tools for thin film solar manufacturing. Applied is supporting existing SunFab line customers with services, upgrades and capacity increases through its Applied Global Services segment, and effective in the first quarter of fiscal 2011, Applied accounts for these products under its Applied Global Services segment.

Certain significant measures for the past three fiscal years were as follows:

	2011	2010	2009	Change
				2011 over 2010		2010 over 2009
	(In millions, except percentages)
New orders	$1,684	$1,508	$955	$176	12%	$553	58%
Net sales	1,990	1,481	1,155	509	34%	326	28%
Operating income (loss)	453	(466)	(234)	919	197%	(232)	(99%)
Operating margin	23%	(31%)	(20%)		54 points		(11) points

The following regions accounted for at least 30 percent of total net sales for the Energy and Environmental Solutions segment for one or more of the past three fiscal years:

	2011	2010	2009	Change
				2011 over 2010		2010 over 2009
	(In millions, except percentages)
China	$1,584	$935	$442	$649	69%	$493	112%
Europe	$58	$372	$452	$(314)	(84)%	$(80)	(18%)

In fiscal 2011, customers in China accounted for 80 percent of total net sales for the Energy and Environmental Solutions segment compared to 63 percent in fiscal 2010 and 38 percent in fiscal 2009. Customers in Europe accounted for 3 percent of total net sales for the segment in fiscal 2011 compared to 25 percent in fiscal 2010, and 39 percent in fiscal 2009.

Fiscal 2011 financial results reflected increased demand for c-Si products in the first half of the year, which rapidly declined in the second half of fiscal 2011 due to excess manufacturing capacity and customers’ decreased access to capital. In the fourth quarter of fiscal 2011, new orders were $86 million, a decrease of 73 percent compared to the prior quarter. For fiscal 2011, new orders increased by $176 million to $1.7 billion compared to fiscal 2010. The increase in new orders for fiscal 2011 reflected significantly increased demand for c-Si equipment, particularly wafering and metallization products. The increased demand was partially driven by government incentives for solar. Net sales increased by $509 million to $2.0 billion for fiscal 2011 compared to fiscal 2010. The increase in net sales for fiscal 2011 primarily reflected higher sales to c-Si customers. Net sales in fiscal 2010 included $539 million from sales of SunFab thin film lines. There were no sales of SunFab thin film lines recognized in the Energy and Environmental Solutions segment in fiscal 2011. In fiscal 2011, customers in China accounted for an increased proportion of the Energy and Environment Solutions segment’s results compared to prior years, including 78 percent of new orders. The book to bill ratio decreased to 0.8 for fiscal 2011 compared to 1.0 for fiscal 2010. The decrease for fiscal 2011 reflected a higher increase in net sales year-over-year relative to demand. The Energy and Environmental Solutions segment reported operating income of $453 million for fiscal 2011 compared to an operating loss of $466 million for fiscal 2010. Operating loss for fiscal 2010 included charges totaling $486 million associated with the Energy and Environmental Solutions restructuring plan announced in July 2010. The increase in operating income for fiscal 2011 was also attributable to significantly higher net sales of c-Si equipment and included favorable adjustments of $36 million related to the restructuring program announced in the third quarter of fiscal 2010. The increase in operating margin for fiscal 2011 was due to higher manufacturing volume for c-Si equipment. In 2011, the Applied Baccini Pegaso platform for next-generation solar cell manufacturing was introduced.

In fiscal 2010, Applied incurred charges of $486 million that included a plan to restructure its Energy and Environmental Solutions segment as described above, consisting of inventory-related charges of $330 million related to SunFab thin film solar equipment, asset impairment charges of $108 million, employee severance charges of $45 million, and other costs of $3 million.

Fiscal 2010 financial results compared to fiscal 2009 reflected increased demand for c-Si products, offset by reduced demand for SunFab thin film solar manufacturing lines due to the challenging market conditions for utility-scale solar. New orders increased by $553 million to $1.5 billion for fiscal 2010 compared to fiscal 2009. The increase in orders reflected increased demand for c-Si products, particularly wafering and metallization products, offset by reduced demand for SunFab lines. Net sales increased by $326 million to $1.5 billion for fiscal 2010 compared to fiscal 2009. Net sales for fiscal 2010 primarily reflected higher sales to c-Si customers than in fiscal 2009. The relative share of the segment’s net sales attributable to SunFab customers decreased to 36 percent in fiscal 2010 from 44 percent in fiscal 2009. For fiscal 2010, customers in China and Europe accounted for 88 percent of total net sales in this segment. The book to bill ratio increased to 1.0 for fiscal 2010 compared to 0.8 for fiscal 2009. The operating loss in the Energy and Environmental Solutions segment increased by $232 million to $466 million for fiscal 2010 compared to fiscal 2009. The increase in operating loss was primarily due to restructuring, asset impairment and inventory-related charges of $486 million recognized in the second and third quarters of fiscal 2010, and lower net sales to SunFab customers, partially offset by increased sales of c-Si products and cost control initiatives. Results for the fourth quarter of fiscal 2010 reflected customer final acceptance of two SunFab lines.

Fiscal 2009 financial results reflected reduced demand for c-Si products over fiscal 2008 offset in part by higher demand for SunFab lines. New orders of $955 million in fiscal 2009 decreased from $1.3 billion in fiscal 2008. The decrease in new orders was primarily due to decreased demand from c-Si customers and reflected the challenging global economic environment, solar manufacturers’ difficulties in obtaining cost-effective capital, and a decrease in end demand. Net sales of $1.2 billion in fiscal 2009 increased from $819 million in fiscal 2008 due to an increase in sales for SunFab lines. The operating loss of $234 million in fiscal 2009 increased from $206 million in fiscal 2008 due to an increase in RD&E expenses and unfavorable gross margins associated with initial SunFab line start-ups, offset in part by cost control initiatives. The book to bill ratio decreased to 0.8 for fiscal 2009, reflecting significantly decreased demand, compared to 1.6 for fiscal 2008. In 2009, Applied introduced its Baccini Esatto Technology, a high precision, multi-step printing capability designed to increase the efficiency of c-Si solar cells.

Business Combinations

On May 4, 2011, Applied and Varian Semiconductor Equipment Associates, Inc. (Varian), a public company manufacturer of semiconductor processing equipment and the leading supplier of ion implantation equipment used by chip makers around the world, announced the signing of a definitive merger agreement dated May 3, 2011, under which Applied agreed to acquire Varian for $63 per share in cash.

In November 2011, Applied completed its acquisition of Varian. Beginning in the first quarter of fiscal 2012, the acquired business will be included in results for the Silicon Systems Group and Applied Global Services segments.

The aggregate purchase price of the acquisition was approximately $4.2 billion, net of cash acquired, and is expected to result in an increase in goodwill of approximately $2.5 billion and intangible assets of up to $1.5 billion. Applied funded the transaction with a combination of existing cash balances and debt. On June 8, 2011, Applied issued senior unsecured notes (the Notes) in the aggregate principal amount of $1.75 billion and used the net proceeds of the Notes to fund a portion of the consideration and certain costs associated with the acquisition. The indenture governing the Notes includes certain covenants with which Applied was in compliance at October 30, 2011. See Note 10 of Notes to 5 Financial Statements for additional discussion of long-term debt.

Varian designs, markets, manufactures and services ion implantation systems. These systems are primarily used in the manufacture of transistors, which are a basic building block of ICs or microchips. Ion implantation systems create a beam of electrically charged particles called ions, which are implanted into transistor structures at precise locations and depths, changing the electrical properties of the semiconductor device. These implantation systems may also be used in other areas of IC manufacture for modifying the material properties of the semiconductor devices, as well as in manufacturing crystalline-silicon solar cells and LEDs.

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

Semitool is a leading provider of wet chemical processing equipment, targeting wafer surface preparation and ECD plating applications for all areas of wafer fabrication, including device packaging. Semitool’s solutions address critical applications within the semiconductor manufacturing process, and enable its customers to manufacture more advanced semiconductor devices that feature higher levels of performance.

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

For further details, see Note 9 of Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

In September 2011, the FASB issued authoritative guidance to allow entities to use a qualitative approach to test goodwill for impairment. This authoritative guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and earlier adoption is permitted. Applied elected to adopt this authoritative guidance in fiscal 2011. The implementation of this authoritative guidance had no impact on Applied’s financial position or results of operations.

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance is effective for Applied in the first quarter of fiscal 2012, with early adoption permitted, and should be applied retrospectively. The implementation of this authoritative guidance will change only the presentation of comprehensive income and will have no impact on Applied’s financial position or results of operations.

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

In December 2010, the FASB amended its existing guidance for goodwill and other intangible assets. This authoritative guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This authoritative guidance becomes effective for Applied in the first quarter fiscal 2012. The implementation of this authoritative guidance is not expected to have a material impact on Applied’s financial position or results of operations.

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

Financial Condition, Liquidity and Capital Resources

Applied’s cash, cash equivalents and investments increased to $7.2 billion at October 30, 2011 from $3.9 billion at October 31, 2010, due primarily to the receipt of proceeds from the issuance of $1.75 billion of senior unsecured notes discussed below and cash provided by operating activities of $2.4 billion.

Cash, cash equivalents and investments consist of the following:

	October 30, 2011	October 31, 2010	October 25, 2009
	(In millions)
Cash and cash equivalents	$5,960	$1,858	$1,577
Short-term investments	283	727	638
Long-term investments	931	1,307	1,052

Total cash, cash-equivalents and investments	$7,174	$3,892	$3,267

A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	2011	2010	2009
	(In millions)
Cash provided by operating activities	$2,426	$1,723	$333
Cash provided by (used in) investing activities	$710	$(862)	$112
Cash provided by (used in) financing activities	$960	$(576)	$(281)

Applied generated cash from operating activities of $2.4 billion in fiscal 2011, $1.7 billion in fiscal 2010, and $333 million in fiscal 2009. The primary sources of cash from operating activities for fiscal 2011 were net income, as adjusted to exclude the effect of non-cash charges including depreciation, amortization, share-based compensation, restructuring and asset impairments, and changes in components of working capital. Applied utilized programs to discount letters of credit issued by customers of $211 million in fiscal 2011, $230 million in fiscal 2010, and $299 million in fiscal 2009. Discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied factored accounts receivable and discounted promissory notes of $80 million in fiscal 2011, $157 million in fiscal 2010, and $43 million in fiscal 2009. Days sales outstanding were 62 at the end of fiscal 2011, 58 at the end of fiscal 2010, and 75 at the end of fiscal 2009. Days sales outstanding varies due to the timing of shipments and the payment terms. Applied’s working capital was $7.6 billion at October 30, 2011, $3.9 billion at October 31, 2010 and $3.7 billion at October 25, 2009. During fiscal 2011, Applied received a U.S. federal income tax refund of $276 million including interest. During fiscal 2010, Applied received a U.S. federal income tax refund of approximately $130 million for the carryback of Applied’s net operating loss from fiscal 2009 to fiscal 2005.

Applied generated $710 million of cash from investing activities in 2011. Applied used $862 million of cash for investing activities in fiscal 2010 and generated $112 million of cash from investing activities in fiscal 2009. Capital expenditures were $209 million in fiscal 2011, $169 million in fiscal 2010, $249 million in fiscal 2009. Capital expenditures in fiscal 2011 was offset by $99 million in proceeds received from the sale of two properties located in North America and $31 million in proceeds received from completed divestiture of certain assets held for sale. Capital expenditures for both fiscal 2010 and fiscal 2009 were primarily for the implementation of an enterprise resource planning software system and the construction of a solar R&D/demonstration center in Xi’an,

China. Capital expenditures for fiscal 2010 and fiscal 2009 also included investment to construct a facility in Singapore. Proceeds from sales and maturities of investments, net of purchases of investments, totaled $789 million for fiscal 2011 and $361 million in fiscal 2009. Purchases of investments, net of proceeds from sales and maturities of investments, totaled $370 million in fiscal 2010.

Investing activities also included investments in technology and acquisitions of companies to allow Applied to access new market opportunities or emerging technologies. In fiscal 2010, Applied acquired Semitool, a public company based in the state of Montana, for $323 million, net of cash acquired. See Note 9 of Notes to Consolidated Financial Statements for additional details.

Applied generated $960 million of cash from financing activities in fiscal 2011, consisting primarily of net proceeds received from the issuance of senior unsecured notes of $1.75 billion, as discussed further below. Applied used cash for financing activities in the amount of $576 million for fiscal 2010 and $281 million for fiscal 2009. Financing activities included payment of cash dividends to stockholders and issuances and repurchases of common stock. Cash used to repurchase shares totaled $468 million in fiscal 2011, $350 million in fiscal 2010, and $23 million in fiscal 2009. In March 2010, Applied’s Board of Directors approved a new stock repurchase program authorizing up to $2.0 billion in repurchases over the next three years ending in March 2013. Proceeds from stock issuances related to equity compensation awards were $95 million in fiscal 2011, $129 million in fiscal 2010, and $62 million in fiscal 2009.

The following table summarizes the dividends declared by Applied’s Board of Directors during fiscal 2011:

Date declared	Record date	Payable date	Amount per share
December 7, 2010	March 2, 2011	March 23, 2011	$ 0.07
March 8, 2011	June 1, 2011	June 22, 2011	$ 0.08
June 6, 2011	August 31, 2011	September 21, 2011	$ 0.08
September 13, 2011	November 23, 2011	December 14, 2011	$ 0.08

During fiscal 2010, Applied’s Board of Directors declared three quarterly cash dividends in the amount of $0.07 per share each and one quarterly cash dividend in the amount of $0.06 per share. During fiscal 2009, Applied’s Board of Directors declared four quarterly cash dividends in the amount of $0.06 per share each quarter. Cash paid in dividends during fiscal 2011, 2010 and 2009 amounted to $397 million, $349 million and $319 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.

Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed four-year revolving credit agreement with a group of banks that is scheduled to expire in May 2015. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at October 30, 2011. Remaining credit facilities in the amount of approximately $105 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both October 30, 2011 and October 31, 2010.

In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. At October 30, 2011, Applied did not have any commercial paper outstanding.

In June 2011, Applied issued senior unsecured notes (the Notes) in the aggregate principal amount of $1.75 billion. The following table summarizes the Notes issued in June 2011:

Due Date	Principal Amount	Stated Interest Rate	Effective Interest Rate	Interest Pay Date	Interest Pay Date
	(In millions)
June 15, 2016	$400	2.650%	2.666%	June 15	December 15
June 15, 2021	750	4.300%	4.326%	June 15	December 15
June 15, 2041	600	5.850%	5.879%	June 15	December 15

	$1,750

The indenture governing the Notes includes certain covenants with which Applied was in compliance at October 30, 2011. See Note 10 of Notes to Consolidated Financial Statements for additional discussion of long-term debt.

In November 2011, Applied completed its acquisition of Varian. The aggregate purchase price of the acquisition was approximately $4.2 billion, net of cash acquired. See Business Combinations section above. Applied funded the transaction with a combination of existing cash balances, including proceeds from the Notes. Following the acquisition of Varian Applied’s cash, cash equivalents and investments totaled approximately $3.0 billion. After completion of the acquisition, Applied’s credit ratings remained unchanged. The Company’s long-term credit ratings are “A3” with Moody’s Investors Services and “A-” with Standard and Poor’s Ratings Services. The Company’s short term credit ratings, which were initiated in July, 2011, are “P-2” with Moody’s Investors Services and “A-2” with Standard and Poor’s Ratings Services.

In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of October 30, 2011, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $58 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.

Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of October 30, 2011, Applied Materials Inc. has provided parent guarantees to banks for approximately $191 million to cover these services.

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

As of October 30, 2011, less than $470 million of cash, cash equivalents, and marketable securities was held by foreign subsidiaries of Applied. If these funds are needed for Applied’s operations in the U.S., Applied may be required to accrue and pay U.S. taxes to repatriate these funds. Applied’s intent is to permanently reinvest these funds outside of the U.S. and its current plans do not demonstrate a need to repatriate these funds to the U.S.

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

Off-Balance Sheet Arrangements

During the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by Applied or its subsidiaries. As of October 30, 2011, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was $58 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.

Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of October 30, 2011, Applied Materials Inc. has provided parent guarantees to banks for approximately $191 million to cover these services.

Applied also has operating leases for various facilities. Total rental expense for operating leases was $44 million for fiscal 2011, $44 million for fiscal 2010, and $55 million for fiscal 2009.

Contractual Obligations

The following table summarizes Applied’s contractual obligations as of October 30, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Long-term debt obligations	$1,951	$—	$1	$400	$1,550
Interest expense associated with long-term debt obligations	1,515	94	184	184	1,053
Operating lease obligations	108	33	36	18	21
Purchase obligations*	3,184	3,153	29	2	—
Other long-term liabilities	221	42	57	42	80

	$6,979	$3,322	$307	$646	$2,704

*	Represents Applied’s agreements to purchase goods and services consisting of Applied’s (a) outstanding purchase orders for goods and services; and (b) contractual requirements to make specified minimum payments even if Applied does not take delivery of the contracted goods.

In addition to the contractual obligations disclosed above, the Company has certain tax obligations. Gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year have been reported as non-current liabilities on the Consolidated Balance Sheet. As of October 30, 2011, the gross liability for unrecognized tax benefits was $59 million, exclusive of interest and penalties. Increases or decreases to interest and penalties on uncertain tax positions are included in provision for income taxes in the Consolidated Statement of Operations. Interest and penalties related to uncertain tax positions were $1 million as of October 30, 2011 and $6 million as of October 31, 2010. All $1 million in interest and penalties is classified as long-term payable in the Consolidated Balance Sheets. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes and, accordingly, such amounts are not included in the above contractual obligation table.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. Applied bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as Applied’s operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties include those discussed in Part I, Item 1A, “Risk Factors.” Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that Applied’s consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America, and provide a meaningful presentation of Applied’s financial condition and results of operations.

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

In 2009, the Financial Accounting Standards Board issued amended revenue recognition guidance for arrangements with multiple deliverables and certain software sold with tangible products. This guidance eliminated the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific evidence or third party evidence is unavailable. Applied implemented this guidance prospectively beginning in the first quarter of fiscal 2010 for transactions that were initiated or materially modified during fiscal 2010. The implementation of the new guidance had an insignificant impact on reported net sales compared to net sales under previous guidance, as the new guidance did not change the units of accounting within sales arrangements and the elimination of the residual method for the allocation of arrangement consideration had an inconsequential impact on the amount and timing of reported net sales.

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

Applied accounts for income taxes by recognizing deferred tax assets and liabilities using statutory tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities, net operating losses and tax credit carryforwards. Deferred tax assets are also reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. Management has determined that it is more likely than not that Applied’s future taxable income will be sufficient to realize its deferred tax assets, net of existing valuation allowance.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with Applied’s expectations could have a material impact on Applied’s results of operations and financial condition.

Non-GAAP Results

Management uses non-GAAP results to evaluate the Company’s operating and financial performance in light of business objectives and for planning purposes. Applied believes these measures enhance investors’ ability to review the Company’s business from the same perspective as the Company’s management and facilitate comparisons of this period’s results with prior periods. The non-GAAP results presented below exclude the impact of the following, where applicable: restructuring and asset impairment charges and any associated adjustment related to restructuring actions, certain discrete tax items, certain acquisition-related costs, investment impairments, and gain or loss on sale of facilities. These non-GAAP measures are not in accordance with GAAP and may differ from non-GAAP methods of accounting and reporting used by other companies. The presentation of this additional information should not be considered a substitute for results prepared in accordance with GAAP.

Non-GAAP operating income for fiscal 2011 and 2010 were $2.4 billion and $1.7 billion, respectively. Non-GAAP operating loss for fiscal 2009 was $142 million.

Non-GAAP net income for fiscal 2011 and 2010 were $1.7 billion or $1.30 per share and $1.2 billion or $0.88 per share, respectively. Non-GAAP net loss for fiscal 2009 was $69 million or $0.05 per share.

The following table presents a reconciliation of the GAAP and non-GAAP results for the past three fiscal years:

APPLIED MATERIALS, INC.

RECONCILIATION OF GAAP TO NON-GAAP RESULTS

	Twelve Months Ended
(In millions, except per share amounts)	October 30, 2011	October 31, 2010	October 25, 2009
Non-GAAP Operating Income (Loss)
Reported operating income (loss) GAAP basis	$2,398	$1,384	$(394)
Certain items associated with acquisitions[1]	51	91	96
Varian and Semitool deal cost	19	10	—
Restructuring charges and asset impairments[2,3,4]	(30)	246	156
Gain on sale of facilities, net	(27)	—	—

Non-GAAP operating income	$2,411	$1,731	$(142)

Non-GAAP Net Income (Loss)
Reported net income (loss) GAAP basis	$1,926	$938	$(305)
Certain items associated with acquisitions[1]	51	91	96
Varian and Semitool deal cost	19	10	—
Restructuring charges and asset impairments[2,3,4]	(30)	246	156
Impairment of equity method investment and strategic investments	3	13	84
Gain on sale of facilities, net	(27)	—	—
Reinstatement of federal R&D tax credit	(13)	—	—
Resolution of audits of prior years’ income tax filings	(203)	—	—
Income tax effect of non-GAAP adjustments	(3)	(117)	(100)

Non-GAAP net income	$1,723	$1,181	$(69)

Non-GAAP Earnings (Loss) Per Diluted Share
Reported earnings (loss) per diluted share GAAP basis	$1.45	$0.70	$(0.23)
Certain items associated with acquisitions	0.03	0.05	0.05
Varian and Semitool deal cost	0.01	0.01	—
Restructuring charges and asset impairments	(0.01)	0.12	0.08
Impairment of equity method investment and strategic investments	—	—	0.05
Gain on sale of facilities, net	(0.02)	—	—
Reinstatement of federal R&D tax credit and resolution of audits of prior years’ income tax filings	(0.16)	—	—
Non-GAAP earnings (loss) per diluted share	$1.30	$0.88	$(0.05)
Weighted average number of diluted shares	1,330	1,349	1,333

1	These items are incremental charges attributable to acquisitions consisting of inventory fair value adjustments on products sold and amortization of purchased intangible assets.

2

Results for fiscal 2011 included favorable adjustments of $36 million related to a restructuring program announced on July 21, 2010, $19 million related to a restructuring program announced on November 11, 2009, and $5 million related to a restructuring program announced on November 12, 2008, offset by asset impairment charges of $30 million primarily related to certain intangible assets.

3	Results for fiscal 2010 included asset impairment charges of $108 million and restructuring charges of $45 million related to a restructuring program announced on July 21, 2010, restructuring charges of $84 million associated with a restructuring program announced on November 11, 2009, and asset impairment charges of $9 million related to a facility held for sale.

4	Results for fiscal 2009 included restructuring charges of $141 million primarily associated with a restructuring program announced on November 12, 2008 and asset impairment charges of $15 million related to wafer cleaning equipment.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk

Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $1.1 billion at October 30, 2011. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at October 30, 2011, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $19 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. At October 30, 2011, the carrying amount of debt issued by Applied was $1.9 billion with an estimated fair value of $2.2 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s debt issuances of approximately $215 million at October 30, 2011.

Certain operations of Applied are conducted in foreign currencies, such as Japanese yen, euro, Israeli shekel, Taiwanese dollar and Swiss franc. Applied enters into currency forward exchange and option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 24 months. Gains and losses on these contracts are generally recognized in income at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on currency forward exchange and option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses were not material for fiscal 2011.

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

Management’s Report on Internal Control over Financial Reporting

Applied’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of Applied’s Chief Executive Officer and Chief Financial Officer, management of Applied conducted an evaluation of the effectiveness of Applied’s internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, Applied’s management concluded that Applied’s internal control over financial reporting was effective as of October 30, 2011.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of Applied’s internal control over financial reporting as of October 30, 2011.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2011, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.

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

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Applied Materials, Inc.:

We have audited Applied Materials, Inc.’s (the Company) internal control over financial reporting as of October 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Applied Materials, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Applied Materials Inc. and subsidiaries as of October 30, 2011 and October 31, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended October 30, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. Our report dated December 6, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP
KPMG LLP

Mountain View, California

December 6, 2011

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from Applied’s Proxy Statement to be filed with the SEC in connection with the 2012 Annual Meeting of Stockholders (the Proxy Statement).

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

Applied has implemented the Standards of Business Conduct, a code of ethics with which every person who works for Applied and every member of the Board of Directors is expected to comply. If any substantive amendments are made to the Standards of Business Conduct or any waiver is granted, including any implicit waiver, from a provision of the code to Applied’s Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, Applied will disclose the nature of such amendment or waiver on its website or in a report on Form 8-K. The above information, including the Standards of Business Conduct, is available on Applied’s website under the Corporate Governance section at http://investors.appliedmaterials.com. This website address is intended to be an inactive, textual reference only. None of the material on, or accessible through, this website is part of this report or is incorporated by reference herein.

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

The following table summarizes information with respect to options and other equity awards under Applied’s equity compensation plans as of October 30, 2011:

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	(c) Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(In millions, except prices)
Equity compensation plans approved by security holders	47		$10.85	137	(3)
Equity compensation plans not approved by security holders	11	(4)	$16.98	73	(5)

Total	58		$13.05	210

(1)	Includes only options and restricted stock units (also referred to as “performance shares” under the Applied Materials, Inc. Employee Stock Incentive Plan) outstanding under Applied’s equity compensation plans, as no stock warrants or other rights were outstanding as of October 30, 2011.

(2)	The weighted average exercise price calculation does not take into account any restricted stock units as they have a de minimis purchase price.

(3)	Includes 50 million shares of Applied common stock available for future issuance under the Applied Materials, Inc. Employees’ Stock Purchase Plan. Of these 50 million shares, 2 million are subject to purchase during the purchase period in effect as of October 30, 2011.

(4)	Includes options to purchase 1 million shares of Applied common stock assumed through various mergers and acquisitions, after giving effect to the applicable exchange ratios. The assumed options had a weighted average exercise price of $14.09 per share. No further shares are available for issuance under the plans under which these assumed awards were granted.

(5)	Includes 3 million shares of Applied common stock available for future issuance under the Applied Materials, Inc. Stock Purchase Plan for Offshore Employees. Of these 3 million shares, 1 million are subject to purchase during the purchase period in effect as of October 30, 2011.

In addition to the options and other equity awards under Applied’s plans as of October 30, 2011 described above, subsequent to the end of fiscal year 2011 and as part of the acquisition of Varian in November 2011, Applied assumed certain outstanding options under Varian’s two stock plans then in effect. After giving effect to the merger exchange ratio, these Varian options were converted into options to purchase 5 million shares of Applied common stock. The converted options had a weighted average exercise price of $4.85 per share. No further shares are available for issuance under the Varian plans.

Applied has the following equity compensation plans that have not been approved by stockholders:

2000 Global Equity Incentive Plan The 2000 Global Equity Incentive Plan (the 2000 Plan) was adopted effective as of June 21, 2000. The 2000 Plan provides for the grant of non-qualified stock options to employees other than officers and directors. The administrator of the 2000 Plan (either the Board of Direc-

tors of Applied or a committee appointed by the Board) determines the terms and conditions of all stock options granted; provided, however, that (1) the exercise price generally may not be less than 100 percent of the fair market value (on the date of grant) of the stock covered by the option, and (2) the term of options can be no longer than 10 years (or 13 years in the event of death). A total of 147 million shares have been authorized for issuance under the 2000 Plan, and 70 million shares remain available for issuance as of October 30, 2011.

Stock Purchase Plan for Offshore Employees The Stock Purchase Plan for Offshore Employees (the Offshore ESPP) was adopted effective as of October 16, 1995 for the benefit of employees of Applied’s participating affiliates (other than United States citizens or residents). The Offshore ESPP provides for the grant of options to purchase shares of Applied common stock through payroll deductions pursuant to one or more offerings. The administrator of the Offshore ESPP (the Board of Directors of Applied or a committee appointed by the Board) determines the terms and conditions of all options prior to the start of an offering, including the purchase price of shares, the number of shares covered by the option and when the option may be exercised. All options granted as part of an offering must be granted on the same date. Prior to December 7, 2009, a total of 16 million shares had been authorized for issuance under the Offshore ESPP. Effective December 7, 2009, Applied amended the Offshore ESPP to increase the number of shares available for issuance under such plan by 5 million shares and correspondingly amended the stockholder-approved Applied Materials, Inc. Employees’ Stock Purchase Plan (the U.S. ESPP) to reduce the number of shares available for issuance under such plan by 5 million shares. Accordingly, as of October 30, 2011 a total of 21 million shares have been authorized for issuance under the Offshore ESPP, and 3 million shares remain available for issuance. These plan amendments did not result in any increase in the total aggregate number of shares authorized for issuance under the Offshore ESPP and the U.S. ESPP.

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

Information regarding principal accounting fees and services and the audit committee’s preapproval policies and procedures appears in the Proxy Statement under the headings “Fees Paid to KPMG LLP” and “Policy on Audit Committee’s Pre-Approval of Audit and Permissible Non-audit Services of Independent Registered Public Accounting Firm,” is incorporated herein by reference.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

APPLIED MATERIALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Year	2011	2010	2009
	(In millions, except per share amounts)
Net sales	$10,517	$9,549	$5,014
Cost of products sold	6,157	5,834	3,583

Gross margin	4,360	3,715	1,431
Operating expenses:
Research, development and engineering	1,118	1,143	934
Selling, general and administrative	901	942	735
Restructuring charges and asset impairments (Note 11)	(30)	246	156
Gain on sale of facilities, net (Note 7)	(27)	—	—

Total operating expenses	1,962	2,331	1,825
Income (loss) from operations	2,398	1,384	(394)
Pre-tax loss of equity-method investment	—	—	35
Impairments of investments and strategic investments (Notes 3 and 4)	3	13	84
Interest and other expenses (Note 10)	59	21	21
Interest and other income, net	42	37	48

Income (loss) before income taxes	2,378	1,387	(486)
Provision (benefit) for income taxes	452	449	(181)

Net income (loss)	$1,926	$938	$(305)

Earnings (loss) per share:
Basic	$1.46	$0.70	$(0.23)
Diluted	$1.45	$0.70	$(0.23)
Weighted average number of shares:
Basic	1,319	1,340	1,333
Diluted	1,330	1,349	1,333

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED BALANCE SHEETS

	October 30, 2011	October 31, 2010
	(In millions, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents (Notes 3 and 4)	$5,960	$1,858
Short-term investments (Notes 3 and 4)	283	727
Accounts receivable, net (Note 6)	1,532	1,831
Inventories (Note 7)	1,701	1,547
Deferred income taxes, net (Note 14)	580	513
Other current assets	299	289

Total current assets	10,355	6,765
Long-term investments (Notes 3 and 4)	931	1,307
Property, plant and equipment, net (Note 7)	866	963
Goodwill (Note 8)	1,335	1,336
Purchased technology and other intangible assets, net (Note 8)	211	287
Deferred income taxes and other assets (Note 14)	163	285

Total assets	$13,861	$10,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 10)	$—	$1
Accounts payable and accrued expenses (Note 7)	1,520	1,766
Customer deposits and deferred revenue (Note 7)	1,116	847
Income taxes payable (Note 14)	158	274

Total current liabilities	2,794	2,888
Long-term debt (Note 10)	1,947	204
Employee benefits and other liabilities (Note 13)	320	315

Total liabilities	5,061	3,407

Commitments and contingencies (Note 15)
Stockholders’ equity (Note 12):
Preferred stock: $.01 par value per share; 1 shares authorized; no shares issued	—	—
Common stock: $.01 par value per share; 2,500 shares authorized; 1,306 and 1,328 shares outstanding at 2011 and 2010, respectively	13	13
Additional paid-in capital	5,616	5,406
Retained earnings	13,029	11,511
Treasury stock: 573 and 537 shares at 2011 and 2010, respectively, net	(9,864)	(9,396)
Accumulated other comprehensive income	6	2

Total stockholders’ equity	8,800	7,536

Total liabilities and stockholders’ equity	$13,861	$10,943

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

			Additional Paid-In Capital				Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount
	(In millions)
Balance at October 26, 2008	1,331	$13	$5,096	$11,601	513	$(9,134)	$(27)	$7,549
Components of comprehensive loss, net of tax:
Net loss	—	—	—	(305)	—	—	—	(305)
Change in unrealized net gain on investments	—	—	—	—	—	—	45	45
Change in unrealized net gain on derivative instruments	—	—	—	—	—	—	(8)	(8)
Change in defined benefit plan liability	—	—	—	—	—	—	(12)	(12)
Change in retiree medical benefit	—	—	—	—	—	—	(1)	(1)
Translation adjustments	—	—	—	—	—	—	1	1

Comprehensive loss								(280)
Change in measurement date to apply authoritative guidance on defined benefit plans	—	—	—	(2)	—	—	—	(2)
Dividends	—	—	—	(320)	—	—	—	(320)
Share-based compensation	—	—	147	—	—	—	—	147
Issuance under stock plans, net of a tax detriment of $13 and other	12	—	(48)	(40)	(7)	111	—	23
Common stock repurchases	(2)	—	—	—	2	(23)	—	(23)

Balance at October 25, 2009	1,341	$13	$5,195	$10,934	508	$(9,046)	$(2)	$7,094
Components of comprehensive income, net of tax:
Net income	—	—	—	938	—	—	—	938
Change in unrealized net gain on investments	—	—	—	—	—	—	4	4
Change in unrealized net gain on derivative instruments	—	—	—	—	—	—	4	4
Change in defined benefit plan liability	—	—	—	—	—	—	(6)	(6)
Translation adjustments	—	—	—	—	—	—	2	2

Comprehensive income								942
Dividends	—	—	—	(361)	—	—	—	(361)
Share-based compensation	—	—	126	—	—	—	—	126
Issuance under stock plans, net of a tax detriment of $28 and other	16	—	85	—	—	—	—	85
Common stock repurchases	(29)	—	—	—	29	(350)	—	(350)

Balance at October 31, 2010	1,328	$13	$5,406	$11,511	537	$(9,396)	$2	$7,536
Components of comprehensive income, net of tax:
Net income	—	—	—	1,926	—	—	—	1,926
Change in unrealized net gain on investments	—	—	—	—	—	—	(8)	(8)
Change in unrealized net gain on derivative instruments	—	—	—	—	—	—	(4)	(4)
Change in defined benefit plan liability	—	—	—	—	—	—	14	14
Translation adjustments	—	—	—	—	—	—	2	2

Comprehensive income								1,930
Dividends	—	—	—	(408)	—	—	—	(408)
Share-based compensation	—	—	146	—	—	—	—	146
Issuance under stock plans, net of a tax detriment of $5 and other	14	—	64	—	—	—	—	64
Common stock repurchases	(36)	—	—	—	36	(468)	—	(468)

Balance at October 30, 2011	1,306	$13	$5,616	$13,029	573	$(9,864)	$6	$8,800

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Year	2011	2010	2009
	(In millions)
Cash flows from operating activities:
Net income (loss)	$1,926	$938	$(305)
Adjustments required to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	246	305	291
Net loss (gain) on dispositions and fixed asset retirements	(13)	20	24
Provision for bad debts	5	17	63
Restructuring charges and asset impairments	(30)	246	156
Deferred income taxes	122	(186)	19
Net recognized loss on investments	19	20	10
Pre-tax loss of equity method investment	—	—	35
Impairments of investments	—	13	84
Share-based compensation	146	126	147
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	292	(767)	587
Inventories	(163)	145	360
Other current assets	(23)	179	36
Other assets	(38)	(7)	(7)
Accounts payable and accrued expenses	(221)	469	(660)
Customer deposits and deferred revenue	267	(23)	(362)
Income taxes payable	(89)	262	(229)
Employee benefits and other liabilities	(20)	(34)	84

Cash provided by operating activities	2,426	1,723	333

Cash flows from investing activities:
Capital expenditures	(209)	(169)	(249)
Cash paid for acquisitions, net of cash acquired	—	(323)	—
Proceeds from sale of facilities and dispositions	130	—	—
Proceeds from sales and maturities of investments	1,926	1,408	1,317
Purchases of investments	(1,137)	(1,778)	(956)

Cash provided by (used in) investing activities	710	(862)	112

Cash flows from financing activities:
Debt borrowings (repayments), net	1,744	(6)	(1)
Payments of debt issuance costs	(14)	—	—
Proceeds from common stock issuances	95	129	62
Common stock repurchases	(468)	(350)	(23)
Payments of dividends to stockholders	(397)	(349)	(319)

Cash provided by (used in) financing activities	960	(576)	(281)

Effect of exchange rate changes on cash and cash equivalents	6	(3)	1

Increase in cash and cash equivalents	4,102	282	165
Cash and cash equivalents — beginning of year	1,858	1,576	1,411

Cash and cash equivalents — end of year	$5,960	$1,858	$1,576

Supplemental cash flow information:
Cash payments for income taxes	$761	$388	$207
Cash refunds from income taxes	$289	$201	$72
Cash payments for interest	$14	$14	$14

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Applied Materials, Inc. and its subsidiaries (Applied or the Company) after elimination of intercompany balances and transactions. All references to a fiscal year apply to Applied’s fiscal year which ends on the last Sunday in October. Fiscal 2011 and 2009 contained 52 weeks each, while fiscal 2010 contained 53 weeks. Each fiscal quarter of 2011 and 2009 contained 13 weeks. The first quarter of fiscal 2010 contained 14 weeks, while the second, third, and fourth quarters of fiscal 2010 contained 13 weeks.

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

Cash Equivalents

All highly-liquid investments with a remaining maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash equivalents consist primarily of investments in institutional money market funds.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. Applied adjusts inventory carrying value for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Applied fully reserves for inventories and noncancelable purchase orders for inventory deemed obsolete. Applied performs periodic reviews of inventory items to identify excess inventories on hand by comparing on-hand balances to anticipated usage using recent historical activity as well as anticipated or forecasted demand. If estimates of customer demand diminish further or market conditions become less favorable than those projected by Applied, additional inventory adjustments may be required. During fiscal 2010, Applied incurred inventory-related charges, including $330 million associated with SunFab™ thin film solar equipment.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Business Combinations

Effective in the first quarter of fiscal 2010, Applied adopted revised authoritative guidance on business combinations that covers the measurement of acquirer shares issued as consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. This authoritative guidance also revised the accounting for both increases and decreases in a parent’s controlling ownership interest.

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

Revenue Recognition

Applied recognizes revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; seller’s price to buyer is fixed or

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determinable; and collectability is probable. Applied’s shipping terms are customarily FOB Applied shipping point or equivalent terms. Applied’s revenue recognition policy generally results in revenue recognition at the following points: (1) for all transactions where legal title passes to the customer upon shipment, Applied recognizes revenue upon shipment for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks is deferred, and that revenue is recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer technical acceptance; (3) for transactions where legal title does not pass at shipment, revenue is recognized when legal title passes to the customer, which is generally at customer technical acceptance; (4) for arrangements containing multiple elements and initiated at or prior to October 25, 2009, the last day of fiscal 2009, the revenue relating to the undelivered elements is deferred at their estimated relative fair values until delivery of the deferred elements; and (5) for arrangements initiated or materially modified subsequent to October 25, 2009 containing multiple elements, the revenue relating to the undelivered elements is deferred using the relative selling price method utilizing estimated sales prices until delivery of the deferred elements. Applied limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or adjustment. In cases where Applied has sold products that have been demonstrated to meet product specifications prior to shipment, Applied believes that at the time of delivery, it has an enforceable claim to amounts recognized as revenue. The completed contract method is used for SunFab™ thin film production lines. Spare parts revenue is generally recognized upon shipment, and services revenue is generally recognized over the period that the services are provided.

Applied elected to early adopt amended accounting standards issued by the Financial Accounting Standards Board (FASB) for multiple deliverable revenue arrangements on a prospective basis for applicable transactions originating or materially modified after October 25, 2009. The standard changed the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The FASB also amended the accounting standards for revenue recognition to exclude software that is contained in a tangible product from the scope of software revenue guidance when the software is essential to the tangible product’s functionality. Implementation of this new authoritative guidance had an insignificant impact on reported net sales compared to net sales under previous guidance, as the new guidance did not change the units of accounting within sales arrangements and the elimination of the residual method for the allocation of arrangement consideration had an inconsequential impact on the amount and timing of reported net sales.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreign Currency Translation

As of October 30, 2011, primarily all of Applied’s subsidiaries use the United States dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, except for non-monetary assets, such as inventories and property, plant and equipment, which are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. The resulting translation gains and losses are included in the Consolidated Statements of Operations as incurred.

Concentrations of Credit Risk

Financial instruments that potentially subject Applied to significant concentrations of credit risk consist principally of cash equivalents, investments, trade accounts receivable and derivative financial instruments used in hedging activities. Applied invests in a variety of financial instruments, such as, but not limited to, certificates of deposit, corporate and municipal bonds, United States Treasury and agency securities, and asset-backed and mortgage-backed securities, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. Applied performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. Applied maintains an allowance reserve for potentially uncollectible accounts receivable based on its assessment of the collectability of accounts receivable. Applied regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. In addition, Applied utilizes letters of credit to mitigate credit risk when considered appropriate. Applied is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but does not expect any counterparties to fail to meet their obligations.

Recent Accounting Pronouncements

In September 2011, the FASB issued authoritative guidance to allow entities to use a qualitative approach to test goodwill for impairment. This authoritative guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and earlier adoption is permitted. Applied elected to adopt this authoritative guidance in fiscal 2011. The implementation of this authoritative guidance had no impact on Applied’s financial position or results of operations.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance is effective for Applied in the first quarter of fiscal 2012, with early adoption permitted, and should be applied retrospectively. The implementation of this authoritative guidance will change only the presentation of comprehensive income and will have no impact on Applied’s financial position or results of operations.

In May 2011, the FASB issued authoritative guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This authoritative guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured on a net basis, and provides guidance on the applicability of premiums and discounts. This authoritative guidance also expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for Applied in the first quarter of fiscal 2012. The implementation of this authoritative guidance is not expected to have a material impact on Applied’s financial position or results of operations.

In December 2010, the FASB amended its existing guidance for goodwill and other intangible assets. This authoritative guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This authoritative guidance becomes effective for Applied in the first quarter fiscal 2012. The implementation of this authoritative guidance is not expected to have a material impact on Applied’s financial position or results of operations.

In December 2010, the FASB issued authoritative guidance on business combinations. This authoritative guidance requires a public entity that presents comparative financial statements to disclose the revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the prior annual reporting period. In addition, this authoritative guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This authoritative guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This authoritative guidance becomes effective for Applied in the first quarter of fiscal 2012.

Note 2	Earnings (Loss) Per Share

Basic earnings (loss) per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, restricted stock units, and employee stock purchase plans shares) outstanding during the period. Applied’s net income (loss) has not been adjusted for any period presented for purposes of computing basic or diluted earnings (loss) per share due to the Company’s non-complex capital structure. For purposes of computing diluted earnings (loss) per share, weighted average potential common shares do not include stock options with an exercise price greater than the average fair market value of Applied common stock for the period as the effect would be anti-dilutive.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Potential common shares have not been included in the calculation of diluted net loss per share for the fiscal year ended October 25, 2009 as the effect would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for the fiscal year ended October 25, 2009 are the same.

	2011	2010	2009
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$1,926	$938	$(305)
Denominator:
Weighted average common shares outstanding	1,319	1,340	1,333
Effect of dilutive stock options, restricted stock units and employee stock purchase plans shares	11	9	—

Denominator for diluted earnings (loss) per share	1,330	1,349	1,333

Basic earnings (loss) per share	$1.46	$0.70	$(0.23)
Diluted earnings (loss) per share	$1.45	$0.70	$(0.23)

Potentially dilutive securities	16	34	85

Note 3	Cash, Cash Equivalents and Investments

Summary of Cash, Cash Equivalents and Investments

The following tables summarize Applied’s cash, cash equivalents and investments by security type:

October 30, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Cash	$297	$—	$—	$297

Cash equivalents:
Money market funds	5,663	—	—	5,663

Total Cash equivalents	5,663	—	—	5,663

Total Cash and Cash equivalents	$5,960	$—	$—	$5,960

Short-term and long-term investments:
U.S. Treasury and agency securities	$184	$1	$—	$185
Obligations of states and political subdivisions	371	2	—	373
U.S. commercial paper, corporate bonds and medium-term notes	256	3	1	258
Other debt securities*	307	3	1	309

Total fixed income securities	1,118	9	2	1,125
Publicly traded equity securities	8	19	—	27
Equity investments in privately-held companies	62	—	—	62

Total short-term and long-term investments	$1,188	$28	$2	$1,214

Total Cash, Cash equivalents and Investments	$7,148	$28	$2	$7,174

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 31, 2010	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Cash	$701	$—	$—	$701

Cash equivalents:
Money market funds	1,139	—	—	1,139
Obligations of states and political subdivisions	18	—	—	18

Total Cash equivalents	1,157	—	—	1,157

Total Cash and Cash equivalents	$1,858	$—	$—	$1,858

Short-term and long-term investments:
U.S. Treasury and agency securities	$665	$8	$—	$673
Obligations of states and political subdivisions	500	5	—	505
U.S. commercial paper, corporate bonds and medium-term notes	502	7	—	509
Other debt securities*	261	3	1	263

Total fixed income securities	1,928	23	1	1,950
Publicly traded equity securities	9	16	—	25
Equity investments in privately-held companies	59	—	—	59

Total short-term and long-term investments	$1,996	$39	$1	$2,034

Total Cash, Cash equivalents and Investments	$3,854	$39	$1	$3,892

*	Other debt securities consist primarily of investment grade asset-backed and mortgage-backed securities.

Maturities of Investments

The following table summarizes the contractual maturities of Applied’s investments at October 30, 2011:

	Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$253	$254
Due after one through five years	556	559
Due after five years	3	3
No single maturity date	376	398

	$1,188	$1,214

Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gains and Losses on Investments

Gross realized gains and losses on sales of investments during fiscal 2011, 2010, and 2009 were as follows:

	2011	2010	2009
	(In millions)
Gross realized gains	$20	$6	$9
Gross realized losses	$4	$2	$10

At October 30, 2011, Applied had a gross unrealized loss of $2 million related to its investment portfolio due to a decrease in the fair value of certain fixed income securities. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss was considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied determined that the gross unrealized losses on its marketable securities at October 30, 2011 and October 31, 2010 were temporary in nature and therefore it did not recognize any impairment of its marketable securities for fiscal 2011 or fiscal 2010. During fiscal 2009, Applied determined that the gross unrealized losses on its marketable securities at October 25, 2009 were other than temporary in nature and therefore recognized $2 million in impairment charges associated with its marketable securities.

The following table provides the fair market value of Applied’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired as of October 30, 2011.

	In Loss Position for Less Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
U.S. commercial paper, corporate bonds and medium-term notes	$38	$1	$38	$1
Other debt securities	77	1	77	1

Total	$115	$2	$115	$2

The following table provides the fair market value of Applied’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired as of October 31, 2010.

	In Loss Position for Less Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Other debt securities	$56	$1	$56	$1

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

Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of October 30, 2011, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities (excluding cash balances) measured at fair value on a recurring basis are summarized below as of October 30, 2011 and October 31, 2010:

	October 30, 2011				October 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In millions)				(In millions)
Assets:
Money market funds	$5,663	$—	$—	$5,663	$1,139	$—	$—	$1,139
U.S. Treasury and agency securities	109	76	—	185	153	520	—	673
U.S. commercial paper, corporate bonds and medium-term notes	—	258	—	258	—	509	—	509
Obligations of states and political subdivisions	—	373	—	373	—	523	—	523
Other debt securities	—	309	—	309	—	263	—	263
Publicly traded equity securities	27	—	—	27	25	—	—	25
Foreign exchange derivative assets	—	1	—	1	—	6	—	6

Total	$5,799	$1,017	$—	$6,816	$1,317	$1,821	$—	$3,138

Liabilities:
Foreign exchange derivative liabilities	$—	$(1)	$—	$(1)	$—	$(1)	$—	$(1)

Total	$—	$(1)	$—	$(1)	$—	$(1)	$—	$(1)

There were no significant transfers in and out of Level 1 and Level 2 fair value measurements and Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements during either the fiscal years ended October 30, 2011 or October 31, 2010.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. Equity investments in privately-held companies totaled $62 million at October 30, 2011, of which $40 million of investments were accounted for under the cost method of accounting and $22 million of investments had been measured at fair value on a non-recurring basis due to an other-than-temporary decline in value. Equity investments in privately-held companies totaled $59 million at October 31, 2010, of which $40 million of investments were accounted for under the cost method of accounting and $19 million of investments had been measured at fair value on a non-recurring basis due to an other-than-temporary decline in value.

During fiscal 2011, Applied determined that certain of its equity investments in privately-held companies were other-than-temporarily impaired and, accordingly, recognized impairment charges in the amount of $3 million. During fiscal 2010, Applied determined that certain of its equity investments in privately-held companies were other-than-temporarily impaired and, accordingly, recognized impairment charges in the amount of $13 million. Impairment charges associated with financial assets for fiscal 2009 totaled $84 million, consisting of the

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following: equity method investment, $45 million; publicly-traded equity securities, $20 million; equity investments in privately-held companies, $17 million; and marketable securities, $2 million.

The following tables present the balances of equity securities at October 30, 2011 and October 31, 2010 that had been measured at fair value on a non-recurring basis, using the process described above, and the impairment charges recorded during the fiscal year then ended:

	Level 1	Level 2	Level 3	Impairment of Equity Investments in Privately-Held Companies
	(In millions)
Equity investments in privately-held companies measured at fair value on a non-recurring basis during fiscal 2011	$—	$—	$22	$3

	Level 1	Level 2	Level 3	Impairment of Equity Investments in Privately-Held Companies
	(In millions)
Equity investments in privately-held companies measured at fair value on a non-recurring basis during fiscal 2010	$—	$—	$19	$13

Other

The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. At October 30, 2011, the carrying amount of long-term debt was $1.9 billion and the estimated fair value was $2.2 billion. At October 31, 2010, the carrying amount of long-term debt was $206 million and the estimated fair value was $238 million. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income or loss (AOCI) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to derivative instruments included in AOCI at October 30, 2011 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for fiscal 2011 or 2010. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was $25 million for fiscal 2009.

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

Fair values of derivative instruments were as follows:

		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	October 30, 2011	October 31, 2010	Balance Sheet Location	October 30, 2011	October 31, 2010
		(In millions)			(In millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts	Other current assets	$1	$5	Accrued expenses	$1	$1

Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Other current assets	$—	$1	Accrued expenses	$—	$—

Total derivatives		$1	$6		$1	$1

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of derivative instruments on the Consolidated Statement of Operations for fiscal years ended October 30, 2011 and October 31, 2010 were as follows:

		2011			2010
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income or Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income
		(In millions)			(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$(4)	$(1)	$(6)	$1	$(4)	$(2)
Foreign exchange contracts	General and administrative	—	4	(1)	—	(1)	(2)
Foreign exchange contracts	Research, development and engineering	—	—	—	—	(1)	—

Total		$(4)	$3	$(7)	$1	$(6)	$(4)

		2011	2010
	Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income
		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	General and administrative	$(4)	$(20)

Total		$(4)	$(20)

Derivative-related activity in accumulated other comprehensive loss, net of taxes, was as follows:

	2011	2010
	(In millions)
Unrealized gain on derivative instruments at beginning of year	$4	$—
Increase (decrease) in fair value of derivative instruments	(2)	2
Gain (loss) reclassified into earnings, net	(2)	2

Unrealized gain, net, on derivative instruments at end of year	$—	$4

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Risk Contingent Features

If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of October 30, 2011.

Entering into foreign exchange contracts with banks exposes Applied to credit-related losses in the event of the banks’ nonperformance. However, Applied’s exposure is not considered significant.

Note 6	Accounts Receivable, Net

Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied also discounts letters of credit through various financial institutions. Applied sells its accounts receivable without recourse. Details of discounted letters of credit, factored accounts receivable and discounted promissory notes for fiscal years ended October 30, 2011, October 31, 2010 and October 25, 2009 were as follows:

	2011	2010	2009
	(In millions)
Discounted letters of credit	$211	$230	$299
Factored accounts receivable and discounted promissory notes	80	157	43

Total	$291	$387	$342

Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Statements of Operations and were not material for all years presented.

Accounts receivable are presented net of allowance for doubtful accounts of $73 million at October 30, 2011 and $74 million at October 31, 2010. Applied sells principally to manufacturers within the semiconductor, display and solar industries. While Applied believes that its allowance for doubtful accounts is adequate and represents Applied’s best estimate as of October 30, 2011, Applied will continue to closely monitor customer liquidity and other economic conditions, which may result in changes to Applied’s estimates regarding collectability.

Note 7	Balance Sheet Detail

	October 30, 2011	October 31, 2010
	(In millions)
Inventories
Customer service spares	$328	$324
Raw materials	407	260
Work-in-process	336	500
Finished goods	630	463

	$1,701	$1,547

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in finished goods inventory is $224 million at October 30, 2011, and $148 million at October 31, 2010, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $140 million and $117 million of evaluation inventory at October 30, 2011 and October 31, 2010, respectively.

	Useful Life	October 30, 2011	October 31, 2010
	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$163	$227
Buildings and improvements	3-30	1,155	1,234
Demonstration and manufacturing equipment	3-5	686	670
Furniture, fixtures and other equipment	3-15	722	719
Construction in progress		12	19

Gross property, plant and equipment		2,738	2,869
Accumulated depreciation		(1,872)	(1,906)

		$866	$963

In fiscal 2011, Applied received $99 million in proceeds from the sale of two properties located in North America and recognized a net gain of $27 million on the transactions. Applied also completed the divestiture of certain assets held for sale for proceeds of $31 million.

	October 30, 2011	October 31, 2010
	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$484	$658
Compensation and employee benefits	455	435
Warranty	168	155
Dividends payable	104	93
Other accrued taxes	81	99
Interest payable	31	1
Restructuring reserve	11	104
Other	186	221

	$1,520	$1,766

Other accrued expenses included contractual termination obligation charges of $2 million and $40 million as of October 30, 2011 and October 31, 2010, respectively.

	October 30, 2011	October 31, 2010
	(In millions)
Customer Deposits and Deferred Revenue
Customer deposits	$249	$407
Deferred revenue	867	440

	$1,116	$847

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In fiscal 2011, Applied adopted authoritative guidance which allow entities to use a qualitative approach to test goodwill for impairment. This authoritative guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. Under the two-step goodwill impairment test, Applied would in the first step compare the estimated fair value of each reporting unit to its carrying value. Applied’s reporting units are consistent with the reportable segments identified in Note 16, Industry Segment Operations, which are based on the manner in which Applied operates its business and the nature of those operations. Applied determines the fair value of each of its reporting units based on a weighting of income and market approaches. Under the income approach, Applied calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Estimated future cash flows will be impacted by a number of factors including anticipated future operating results, estimated cost of capital and/or discount rates. Under the market approach, Applied estimates the fair value based on market multiples of revenue or earnings for comparable companies, as appropriate. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then Applied would perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. Applied would then allocate the fair value of the reporting unit to all of the assets and liabilities of that unit, as if Applied had acquired the reporting unit in a business combination, with the fair value of the reporting unit being the “purchase price.” The excess of the “purchase price” over the carrying amounts assigned to assets and liabilities represents the implied fair value of goodwill. If Applied determined that the carrying value of a reporting unit’s goodwill exceeded its implied fair value, Applied would record an impairment charge equal to the difference.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Applied performed a qualitative assessment to test goodwill for impairment in the fourth quarter of fiscal 2011 and determined that it was more likely than not that each of its reporting units fair value exceeded its carrying value and that it was not necessary to perform the two-step goodwill impairment test.

At October 31, 2010, the purchased intangible assets with indefinite lives consisted primarily of a trade name. In fiscal 2011, Applied negotiated the divestiture of certain assets and determined the trade name, which was included in assets held for sale, to be impaired, and, accordingly, recorded $18 million of impairment charges.

In fiscal 2011, Applied transferred its SunFab thin film solar product from the Energy and Environmental Solutions segment to the Applied Global Services segment. As a result of this transfer, Applied reallocated $17 million of goodwill from its Energy and Environmental Solutions segment to its Applied Global Services segment.

Details of goodwill and other indefinite-lived intangible assets were as follows:

	October 30, 2011			October 31, 2010
	Goodwill	Other Intangible Assets	Total	Goodwill	Other Intangible Assets	Total
	(In millions)
Silicon Systems Group	$381	$—	$381	$381	$—	$381
Applied Global Services	193	—	193	177	18	195
Display	116	—	116	116	—	116
Energy and Environmental Solutions	645	—	645	662	—	662

Carrying amount	$1,335	$—	$1,335	$1,336	$18	$1,354

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Details of finite-lived intangible assets were as follows:

	October 30, 2011			October 31, 2010
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total
	(In millions)
Silicon Systems Group	$310	$20	$330	$310	$20	$330
Applied Global Services	28	40	68	32	61	93
Display	110	33	143	110	33	143
Energy and Environmental Solutions	105	232	337	105	232	337

Gross carrying amount	$553	$325	$878	$557	$346	$903

Silicon Systems Group	$(256)	$(8)	$(264)	$(247)	$(6)	$(253)
Applied Global Services	(20)	(31)	(51)	(19)	(43)	(62)
Display	(102)	(25)	(127)	(96)	(23)	(119)
Energy and Environmental Solutions	(48)	(177)	(225)	(37)	(163)	(200)

Accumulated amortization	$(426)	$(241)	$(667)	$(399)	$(235)	$(634)

Carrying amount	$127	$84	$211	$158	$111	$269

In fiscal 2011, Applied entered into an agreement to divest certain assets held in the Applied Global Services segment and determined certain identified purchased technology and finite-lived intangible assets, which were included in the assets held for sale, to be impaired, and, accordingly, recorded $6 million of impairment charges. The gross carrying amount of the divested amortized intangible assets was approximately $25 million. In fiscal 2010, Applied incurred intangible impairment charges of $31 million related to a plan to restructure its Energy and Environmental Solutions segment.

Amortization expense was $52 million, $82 million and $89 million for fiscal 2011, 2010 and 2009, respectively.

As of October 30, 2011, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2012	50
2013	48
2014	40
2015	25
2016	17
Thereafter	31

$211

Note 9	Business Combinations

Varian Semiconductor Equipment Associates, Inc.

On May 4, 2011, Applied and Varian Semiconductor Equipment Associates, Inc. (Varian), a public company manufacturer of semiconductor processing equipment and the leading supplier of ion implantation equipment used by chip makers around the world, announced the signing of a definitive merger agreement dated May 3, 2011, under which Applied agreed to acquire Varian for $63 per share in cash.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As described in Note 17, Subsequent Events, on November 10, 2011, Applied completed its acquisition of Varian. Applied’s primary reasons for this acquisition were to complement its existing product offerings and to provide opportunities for future growth. Beginning in the first quarter of fiscal 2012, the acquired business will be included in results for the Silicon Systems Group and Applied Global Services segments.

The aggregate purchase price of the acquisition was approximately $4.2 billion, net of cash acquired, and Applied funded the transaction with a combination of existing cash, including proceeds from long-term debt issued in June 2011. See Note 10 for additional discussion of long-term debt.

Semitool, Inc. and Advent Solar

On December 21, 2009, Applied acquired Semitool, Inc. (Semitool), a public company based in the state of Montana, for a purchase price of $323 million in cash, net of cash acquired, pursuant to a tender offer and subsequent short-form merger. The acquired business is a leading supplier of electrochemical plating and wafer surface preparation equipment used by semiconductor packaging and manufacturing companies globally. Applied’s primary reasons for this acquisition were to complement its existing product offerings and to provide opportunities for future growth. The acquired business is included in results for the Silicon Systems Group segment.

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

Fair Market Values	Acquisitions 2010
(In millions)
Cash and cash equivalents	$39
Accounts receivable, net	38
Inventories	62
Other current assets	4
Property and equipment, net	46
Goodwill	165
Purchased intangible assets	93

Total assets acquired	447
Accounts payable and accrued expenses	(47)
Other liabilities	(25)

Total liabilities assumed	(72)

Purchase price allocated	$375

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Useful Life	Purchased Intangible Assets 2010
	(In years)	(In millions)
Developed technology	6 - 10	$66
Customer relationships	8	11
Trade names	3 - 10	6
Patents and trademarks	7 - 10	5
Backlog	1	4
Other	5	1

Total purchased intangible assets		$93

The results of operations of Semitool were not material in relation to those of Applied for any of the periods presented herein.

Goodwill is not amortized but is reviewed at least annually for impairment and purchased technology is amortized over its useful life of 1 to 15 years.

Note 10	Borrowing Facilities and Long-Term Debt

Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed four-year revolving credit agreement with a group of banks that is scheduled to expire in May 2015. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at October 30, 2011. Remaining credit facilities in the amount of approximately $105 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both October 30, 2011 and October 31, 2010.

Long-term debt outstanding as of October 30, 2011 was as follows:

Due Date	Principal Amount	Stated Interest Rate	Effective Interest Rate	Interest Pay Date	Interest Pay Date
	(In millions)
June 15, 2016	$400	2.650%	2.666%	June 15	December 15
October 15, 2017	200	7.125%	7.190%	April 15	October 15
June 15, 2021	750	4.300%	4.326%	June 15	December 15
June 15, 2041	600	5.850%	5.879%	June 15	December 15
Other debt	1

	1,951
Total unamortized discount	(4)

Total long-term debt	$1,947

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt outstanding as of October 31, 2010 was as follows:

Due Date	Principal Amount	Stated Interest Rate	Effective Interest Rate	Interest Pay Date	Interest Pay Date
	(In millions)
October 15, 2017	$200	7.125%	7.190%	April 15	October 15
Other debt	5

	205
Current portion	(1)

Total long-term debt	$204

In June 2011, Applied issued senior unsecured notes due 2016, 2021, and 2041 in the aggregate principal amount of $1.75 billion (collectively, the Notes) pursuant to the terms of an indenture and first supplemental indenture (collectively, the Indenture). The Indenture contains certain covenants with which Applied was in compliance at October 30, 2011. The Notes were sold in a public offering pursuant to a registration statement on Form S-3 and related preliminary prospectus supplement filed with the Securities and Exchange Commission (SEC) on June 1, 2011, and a related final prospectus supplement filed with the SEC on June 2, 2011. Applied used the net proceeds of the Notes to fund a portion of the consideration payable in, and certain costs associated with, Applied’s acquisition of Varian.

Applied has debt agreements that contain financial and other covenants. These covenants require Applied to maintain certain minimum financial ratios. At October 30, 2011, Applied was in compliance with all such covenants.

Note	11 Restructuring Charges and Asset Impairments

The following table summarizes major components of the restructuring and asset impairment charges during fiscal 2011, 2010 and 2009:

	2011	2010	2009
	(In millions)
Provision for restructuring reserves, severance	$(60)	$129	$142
Provision for restructuring reserves, facilities	—	—	(3)
Asset impairments	30	117	17

Total	$(30)	$246	$156

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in restructuring reserves for fiscal 2011, 2010, and 2009 related to other restructuring plans and facilities realignment programs initiated in prior periods were as follows:

	Severance	Facilities	Total
	(In millions)
Balance, October 26, 2008	5	15	20
Provision for restructuring reserves	145	—	145
Consumption of reserves	(121)	(7)	(128)
Adjustment of restructuring reserves	(3)	(3)	(6)

Balance, October 25, 2009	26	5	31
Provision for restructuring reserves	149	—	149
Consumption of reserves	(56)	—	(56)
Adjustment of restructuring reserves	(20)	—	(20)

Balance, October 31, 2010	$99	$5	$104
Consumption of reserves	(33)	—	(33)
Adjustment of restructuring reserves	(60)	—	(60)

Balance, October 30, 2011	$6	$5	$11

On July 21, 2010, Applied announced a plan to restructure its Energy and Environmental Solutions segment, which was expected to impact between 400 to 500 positions globally. During fiscal 2010, Applied incurred employee severance charges of $45 million associated with this program. During fiscal 2011, as a result of changes in Applied’s operating environment and business requirements, Applied revised its workforce reduction under this program to approximately 200 positions and recorded a favorable adjustment of $36 million. As of October 30, 2011, the remaining severance accrual associated with restructuring reserves under this program was $1 million.

On November 11, 2009, Applied announced a restructuring program to reduce its global workforce as of October 25, 2009 by approximately 1,300 to 1,500 positions, or 10 to 12 percent, over a period of 18 months. During the first quarter of fiscal 2010, Applied recorded restructuring charges of $104 million associated with this program. During the third quarter of fiscal 2010, as a result of changes in business requirements, Applied revised its global workforce reduction under this program to approximately 1,000 positions and recorded a favorable adjustment of $20 million. The improved economic environment continued in the first half of fiscal 2011, and as a result Applied recorded an additional favorable adjustment of $19 million. As of October 30, 2011, the remaining severance accrual associated with restructuring reserves under this program was $5 million.

In November 12, 2008, Applied initiated a restructuring program to reduce its global workforce by approximately 2,000 positions. During fiscal 2009, Applied incurred employee severance charges of $145 million associated with this program and $17 million in asset impairments. The restructuring charges consisted of employee-related costs to reduce the Company’s workforce through a combination of attrition, voluntary separation and other workforce reduction programs. During fiscal 2011, Applied favorably adjusted the severance accrual associated with this program by $5 million. As of October 30, 2011, no severance accrual remained under this program.

In fiscal 2011, Applied incurred impairment charges of $24 million associated with certain intangible assets and purchased technology. See Note 8 of the Notes to Consolidated Financial Statements. Applied also incurred asset impairment charges of $3 million related to certain fixed assets.

In fiscal 2010, Applied recorded asset impairment charges of $108 million related to the restructuring of its Energy and Environmental Solutions segment and of $9 million to write down a facility to its estimated fair value

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on prices for comparable local properties. The facility was reclassified as an asset held for sale. In fiscal 2011, Applied recorded additional impairment charges of $3 million related to this facility.

Note 12	Stockholders’ Equity, Comprehensive Income and Share-Based Compensation

Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	October 30, 2011	October 31, 2010
	(In millions)
Unrealized gain on investments, net	$17	$25
Unrealized gain on derivative instruments qualifying as cash flow hedges	—	4
Pension liability	(25)	(39)
Cumulative translation adjustments	14	12

	$6	$2

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

The following table summarizes Applied’s stock repurchases for fiscal 2011, 2010, and 2009:

	2011	2010	2009
	(In millions, except per share amounts)
Shares of common stock repurchased	36	29	2
Cost of stock repurchased	$468	$350	$23
Average price paid per share	$12.88	$12.15	$11.80

Applied records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid in capital. If Applied reissues treasury stock at an amount below its acquisition cost and additional paid in capital associated with prior treasury stock transactions is insufficient to cover the difference between the acquisition cost and the reissue price, this difference is recorded against retained earnings. During fiscal 2009, shares of treasury stock were issued under Applied’s Employee Stock Purchase Plans at an aggregate value that was less than the treasury stock’s acquisition price, resulting in $40 million being recorded against retained earnings.

Dividends

The following table summarizes the dividends declared by Applied’s Board of Directors during fiscal 2011:

Date declared	Record date	Payable date	Amount per share
December 7, 2010	March 2, 2011	March 23, 2011	$ 0.07
March 8, 2011	June 1, 2011	June 22, 2011	$ 0.08
June 6, 2011	August 31, 2011	September 21, 2011	$ 0.08
September 13, 2011	November 23, 2011	December 14, 2011	$ 0.08

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2010, Applied’s Board of Directors declared three quarterly cash dividends in the amount of $0.07 per share each and one quarterly cash dividend in the amount of $0.06 per share. During fiscal 2009, Applied’s Board of Directors declared four quarterly cash dividends in the amount of $0.06 per share each quarter. Dividends declared during fiscal 2011, 2010 and 2009 amounted to $408 million, $361 million and $320 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.

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

During fiscal 2011, 2010, and 2009, Applied recognized share-based compensation expense related to stock options, ESPP shares, restricted stock units and restricted stock. Total share-based compensation and related tax benefits were as follows:

	2011	2010	2009
	(In millions)
Share-based compensation	$146	$126	$147
Tax benefit recognized	$42	$38	$41

The effect of share-based compensation on the results of operations for fiscal 2011, 2010, and 2009 was as follows:

	2011	2010	2009
	(In millions)
Cost of products sold	$48	$32	$28
Research, development, and engineering	46	43	50
Selling, general and administrative	52	51	69

Total share-based compensation	$146	$126	$147

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

At October 30, 2011, Applied had $219 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of stock options, restricted stock units and restricted stock, and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.6 years. At October 30, 2011, there were 157 million shares available for stock option, restricted stock unit, restricted stock grants and other share-based awards, and an additional 54 million shares available for issuance under the ESPP.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Applied grants options to purchase, at future dates, shares of its common stock to employees and consultants. The exercise price of each stock option equals the fair market value of Applied common stock on the date of grant. Options typically vest over three to four years, subject to the grantee’s continued service with Applied through the scheduled vesting date, and expire no later than seven years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Applied’s employee stock options have characteristics significantly different from those of publicly traded options. There were no stock options granted during fiscal 2011 and 2010. The weighted average assumptions used in the model for options granted in fiscal 2009 are outlined in the following table:

2009
Stock Options:
Dividend yield	2.8%
Expected volatility	49.9%
Risk-free interest rate	1.26%
Expected life (in years)	3.0

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, Applied periodically reviews historical employee exercise behavior with respect to option grants.

The weighted average grant date fair value of options granted during fiscal 2009 was $2.52.

Options outstanding had an aggregate intrinsic value of $58 million, $73 million and $109 million at October 30, 2011, October 31, 2010, and October 25, 2009, respectively. The total grant date fair value of options granted during fiscal 2009 was $62 million. The total intrinsic value of options exercised during fiscal 2011, 2010 and 2009 was $23 million, $15 million and $1 million, respectively. The total fair value of options that vested during fiscal 2011, 2010 and 2009 was $17 million, $21 million and $14 million, respectively. Cash received from stock option exercises was $41 million, $78 million and $9 million, during fiscal 2011, 2010 and 2009, respectively. The actual tax benefit realized for the tax deductions from options exercised for fiscal 2011, 2010 and 2009 totaled $11 million, $4 million and $0.4 million, respectively.

Stock option activity for fiscal 2011, 2010 and 2009 was as follows:

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(In millions, except per share amounts)
Outstanding, beginning of year	51	$15.04	73	$14.72	61	$17.71
Granted and assumed	—	$—	—	$—	24	$8.58
Exercised	(5)	$9.21	(7)	$10.88	(1)	$11.44
Canceled and forfeited	(16)	$20.28	(15)	$15.64	(11)	$17.73

Outstanding, end of year	30	$13.05	51	$15.04	73	$14.72

Exercisable, end of year	24	$14.23	37	$17.39	50	$17.53

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information with respect to options outstanding and exercisable at October 30, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In millions)		(In years)	(In millions)	(In millions)		(In millions)
$0.01 — $9.99	14	$8.58	2.36	$58	8	$8.58	$33
$10.00 — $19.99	16	$17.08	0.82	—	16	$17.08	—
$20.00 — $29.99	—	$21.91	2.14	—	—	$21.91	—

	30	$13.05	1.56	$58	24	$14.23	$33

Options exercisable and expected to become exercisable	30	$13.08	1.55	$58

Restricted Stock Units and Restricted Stock

Restricted stock units are converted into shares of Applied common stock upon vesting on a one-for-one basis. Restricted stock has the same rights as other issued and outstanding shares of Applied common stock except these shares have no right to dividends and are held in escrow until the award vests. Restricted stock units and awards of restricted stock typically are scheduled to vest over three to four years. Vesting of restricted stock units and restricted stock usually is subject to the grantee’s continued service with Applied and, in some cases, achievement of specified performance goals. The compensation expense related to these awards is determined using the fair market value of Applied common stock on the date of the grant, and the compensation expense is recognized over the vesting period. Beginning in fiscal 2007, Applied initiated a performance-based equity award program for named executive officers and other key employees. Awards of restricted stock units or restricted stock granted under this program (performance-based awards) become eligible to vest only if specific performance goals set by the Human Resources and Compensation Committee of Applied’s Board of Directors (the Committee) are achieved and then will vest only if the grantee remains employed by Applied through each applicable vesting date.

The performance goals require the achievement of targeted adjusted annual operating profit margin levels compared to Applied’s peer companies in at least one of the four fiscal years beginning with the fiscal year of the grant and that Applied’s annual adjusted operating profit margin is positive in such year. An award that has become eligible for time-based vesting based on achievement of the performance goals will vest as to 25% of the award on December 19 of each of the four calendar years starting in the calendar year of the grant, provided that the grantee remains employed by Applied through each scheduled vesting date. Performance-based awards that do not become eligible for time-based vesting in a particular year may become eligible for time-based vesting in subsequent years up until the fourth fiscal year after grant, after which they are forfeited if the required performance goals have not been achieved. The fair value of these performance-based awards is estimated using the fair market value of Applied common stock on the date of the grant and assumes that the specified performance goals will be achieved. If achieved, these awards vest over a specified remaining service period as described above. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the service period and is reduced for estimated forfeitures. The Committee approved the grant of 2 million performance-based restricted stock units and 0.1 million performance-based shares of restricted stock under this program in each of fiscal 2011, 2010 and 2008. There were no performance-based awards granted in fiscal 2009. With respect to the performance-based awards granted in fiscal 2011, as of October 30, 2011, 100 percent of the awards had been

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earned, subject to additional time-based vesting requirements. With respect to the performance-based awards granted in fiscal 2010, as of October 30, 2011, 82 percent of the awards had been earned, subject to additional time-based vesting requirements. The remaining 18 percent of the awards may still be earned, depending on future performance in one or both of fiscal years 2012 and 2013. As of October 30, 2011, 90 percent of the performance-based awards granted in fiscal 2008, were earned.

A summary of the changes in restricted stock units outstanding under Applied’s equity compensation plans during fiscal 2011 are presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In millions, except per share amounts)
Non-vested restricted stock units and restricted stock at October 31, 2010	18	$13.33	2.8 Years	$227
Granted	17	12.62
Vested	(5)	14.64
Canceled	(2)	13.11

Non-vested restricted stock units and restricted stock at October 30, 2011	28	12.64	2.8	$345

Non-vested restricted stock units and restricted stock expected to vest	24	12.52	2.7	$304

The actual tax benefit realized for the tax deductions from vested restricted stock units totaled $22 million in each of fiscal 2011, 2010 and 2009.

Employee Stock Purchase Plans

Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Based on the Black-Scholes option pricing model, the weighted average estimated fair value of purchase rights under the ESPP was $3.03 per share for the year ended October 30, 2011, $2.76 per share for the year ended October 31, 2010 and $3.19 per share for the year ended October 25, 2009. The number of shares issued under the ESPP during fiscal 2011, 2010 and 2009 was 6 million, 5 million and 7 million, respectively. At October 30, 2011, there were 54 million available for future issuance under the ESPP. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model for fiscal 2011, 2010 and 2009 are outlined in the following table:

	2011	2010	2009
ESPP:
Dividend yield	2.53%	2.44%	2.37%
Expected volatility	31.1%	33.3%	58.8%
Risk-free interest rate	0.09%	0.19%	0.33%
Expected life (in years)	0.5	0.5	0.5

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note	13 Employee Benefit Plans

Employee Bonus Plans

Applied has various employee bonus plans. A discretionary bonus plan provides for the distribution of a percentage of pre-tax income to Applied employees who are not participants in other performance-based incentive plans, up to a maximum percentage of eligible compensation. Other plans provide for bonuses to Applied’s executives and other key contributors based on the achievement of profitability and/or other specified performance criteria. Charges under these plans were $319 million for fiscal 2011, $320 million for fiscal 2010, and no charges for fiscal 2009.

Employee Savings and Retirement Plan

Applied’s Employee Savings and Retirement Plan (401(k) Plan) is qualified under Sections 401(a) and (k) of the Internal Revenue Code. Eligible employees may make salary deferral and catch-up contributions under the 401(k) Plan on a pre-tax basis. Applied matches a percentage of each participant’s salary deferral contributions with cash contributions. Plan participants who were employed by Applied or any of its affiliates on or after January 1, 2010 became 100% vested in their Applied matching contribution account balances. Participants may direct that funds held in their 401(k) Plan accounts, including any Applied matching contributions, be invested in any of the diversified investment funds available under the 401(k) Plan or within certain limits in the Applied Materials, Inc. Common Stock Fund (Stock Fund), which invests solely in shares of Applied common stock. The Stock Fund is a non-leveraged employee stock ownership plan (within the meaning of Section 4975(e)(7) of the Internal Revenue Code) and, as a result, participants have the option of specifying that any future cash dividends paid on shares held in the Stock Fund be either reinvested in the Stock Fund or distributed directly to them in cash no later than 90 days after the calendar year for which the dividends were paid. Applied’s matching contributions under this plan were approximately $27 million for fiscal 2011; $25 million, net of $1 million in forfeitures, for fiscal 2010; and $24 million, net of $1 million in forfeitures, for fiscal 2009.

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

Applied also has a post-retirement plan that provides certain medical and vision benefits to eligible retirees who are at least age 55 and whose years of service plus their age equals at least 65 at their date of retirement. An eligible retiree also may elect coverage for an eligible spouse or domestic partner who is not eligible for Medicare. Coverage under the plan generally ends for both the retiree and spouse or domestic partner upon becoming eligible for Medicare. Applied’s liability under this post-retirement plan, which was included in other long-term liabilities in the Consolidated Balance Sheets, was $13 million at October 30, 2011 and $12 million at October 31, 2010.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in benefit obligations and plan assets, which includes post-retirement benefits, for fiscal 2011 and 2010 is presented below.

	2011	2010
	(In millions, except percentages)
Change in projected benefit obligation
Beginning projected benefit obligation	$309	$279
Service cost	15	13
Interest cost	14	13
Plan participants’ contributions	1	1
Actuarial (gain) loss	(26)	25
Curtailments, settlements and special termination benefits	(9)	(9)
Foreign currency exchange rate changes	5	(7)
Benefits paid	(8)	(6)
Plan amendments and business combinations	2	—

Ending projected benefit obligation	$303	$309

Ending accumulated benefit obligation	$273	$279

Range of assumptions to determine benefit obligations
Discount rate	1.7% - 6.5%	1.5% - 5.6%
Rate of compensation increase	2.0% - 5.0%	2.0% - 5.0%
Change in plan assets
Beginning fair value of plan assets	$162	$110
Return on plan assets	3	7
Employer contributions	26	61
Plan participants’ contributions	1	1
Foreign currency exchange rate changes	2	(3)
Divestitures, settlements and business combinations	(3)	(8)
Benefits paid	(8)	(6)

Ending fair value of plan assets	$183	$162

Funded status	$(120)	$(147)

Amounts recognized in the consolidated balance sheets
Noncurrent asset	$13	$—
Current liability	(3)	(3)
Noncurrent liability	(130)	(144)

Total	$(120)	$(147)

Estimated amortization from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year
Actuarial loss	1	2

Total	$1	$2

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$27	$48
Prior service cost (credit)	(4)	(4)

Total	$23	$44

Plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$259	$309
Fair value of plan assets	$126	$162
Plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$225	$225
Fair value of plan assets	$116	$106

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2011	2010
Plan assets — allocation
Equity securities	37%	38%
Debt securities	28%	29%
Cash	4%	—
Other	31%	33%

The following table presents a summary of the ending fair value of the plan assets:

	October 30, 2011				October 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In millions)				(In millions)
Equity securities	$67	$—	$—	$67	$62	$—	$—	$62
Debt securities	51	—	—	51	46	—	—	46
Insurance contracts	—	—	48	48	—	—	44	44
Commingled funds	—	10	—	10	—	10	—	10
Cash	7	—	—	7	—	—	—	—

Total	$125	$10	$48	$183	$108	$10	$44	$162

The following table presents the activity in Level 3 instruments during fiscal 2011:

	2011	2010
	Level 3	Level 3
	(In millions)
Balance, beginning of year	$44	$11
Actual return on plan assets:
Relating to assets still held at reporting date	1	—
Purchases, sales, settlements, net	2	32
Actual return on transfers in and/or out of Level 3, net	—	—
Currency impact	1	1

Balance, end of year	$48	$44

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the components of net periodic benefit costs and the weighted average assumptions used for net periodic benefit cost and benefit obligation calculations for fiscal 2011, 2010 and 2009 is presented below.

	2011	2010	2009
	(In millions, except percentages)
Components of net periodic benefit cost
Service cost	$15	$13	$13
Interest cost	14	13	12
Expected return on plan assets	(11)	(7)	(7)
Amortization of actuarial loss	2	1	1
Settlement loss	2	1	1
Curtailment gain	(4)	—	(2)

Net periodic benefit cost	$18	$21	$18

Weighted average assumptions
Discount rate	4.33%	4.76%	5.00%
Expected long-term return on assets	6.39%	6.92%	7.43%
Rate of compensation increase	3.42%	3.30%	3.67%

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

Future expected benefit payments for the pension plans and the post-retirement plan over the next ten fiscal years are: $11 million in fiscal 2012, $11 million in fiscal 2013, $16 million in fiscal 2014, $17 million in fiscal 2015, $17 million in fiscal 2016, and $98 million collectively for fiscal years 2017 through 2021. Company contributions to these plans for fiscal 2012 are expected to be approximately $24 million.

Executive Deferred Compensation Plans

Applied sponsors two unfunded deferred compensation plans, the Executive Deferred Compensation Plan (Predecessor EDCP) and the 2005 Executive Deferred Compensation Plan (2005 EDCP), under which certain employees may elect to defer a portion of their following year’s eligible earnings. The Predecessor EDCP was frozen as of December 31, 2004 such that no new deferrals could be made under the plan after that date and the plan would qualify for “grandfather” relief under Section 409A of the Internal Revenue Code. The Predecessor EDCP participant accounts continue to be maintained under the plan and credited with deemed interest. The 2005 EDCP was implemented by Applied effective as of January 1, 2005 and is intended to comply with the requirements of Section 409A of the Internal Revenue Code. Amounts payable, including accrued deemed interest, totaled $59 million at October 30, 2011 and $66 million at October 31, 2010, which were included in other long-term liabilities in the Consolidated Balance Sheets.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note	14 Income Taxes

The components of income (loss) from operations before income taxes for fiscal 2011, 2010 and 2009 were as follows:

	2011	2010	2009
	(In millions)
U.S.	$1,257	$787	$(555)
Foreign	1,121	600	69

	$2,378	$1,387	$(486)

The components of the provision (benefit) for income taxes for fiscal 2011, 2010 and 2009 were as follows:

	2011	2010	2009
	(In millions)
Current:
U.S.	$290	$463	$(197)
Foreign	206	134	23
State	5	34	(37)

	501	631	(211)

Deferred:
U.S.	(95)	(160)	25
Foreign	(23)	4	10
State	69	(26)	(5)

	(49)	(182)	30

	$452	$449	$(181)

A reconciliation between the statutory U.S. federal income tax rate of 35 percent and Applied’s actual effective income tax rate for fiscal 2011, 2010 and 2009 is presented below:

	2011	2010	2009
Tax provision (benefit) at U.S. statutory rate	35.0%	35.0%	(35.0)%
Favorable resolutions from audits of prior years’ income tax filings	(6.9)	—	(2.9)
Effect of foreign operations taxed at various rates	(10.1)	(3.0)	—
State income taxes, net of federal benefit	1.6	0.9	(3.9)
Research and other tax credits	(1.2)	(0.3)	(2.0)
Export sales/production benefit	(0.8)	(1.2)	—
Equity method investment loss/impairment	—	—	5.7
Share-based compensation	0.4	0.6	2.4
Other	1.0	0.4	(1.5)

	19.0%	32.4%	(37.2)%

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows:

	October 30, 2011	October 31, 2010
	(In millions)
Deferred tax assets:
Inventory reserves and basis difference	$214	$228
Installation and warranty reserves	31	39
Foreign tax credits on undistributed foreign earnings	112	18
Accrued liabilities	250	217
Restructuring reserves	4	40
Deferred revenue	53	47
Capital loss carryforward	4	18
Tax credits and net operating losses	39	65
Deferred compensation	21	26
Share-based compensation	49	46
Intangibles	10	22

Gross deferred tax assets	787	766
Valuation allowance	(13)	(13)

Total deferred tax assets	774	753

Deferred tax liabilities:
Depreciation	(61)	(43)
Purchased technology	(86)	(113)
Other	(44)	(49)

Total gross deferred tax liabilities	(191)	(205)

Net deferred tax assets	$583	$548

The following table presents the breakdown between current and non-current net deferred tax assets and liabilities:

	October 30, 2011	October 31, 2010
	(In millions)
Current deferred tax asset	$580	$513
Non-current deferred tax asset	78	112
Current deferred tax liability	(1)	(2)
Non-current deferred tax liability	(74)	(75)

	$583	$548

Current deferred tax liabilities are included in accounts payable and accrued expenses on the Consolidated Balance Sheets and non-current deferred tax liabilities are included in employee benefits and other liabilities on the Consolidated Balance Sheets.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A valuation allowance is recorded to reflect the estimated amount of deferred tax assets that may not be realized. In fiscal 2011, the valuation allowance against capital loss carryforwards was released due to recognition of sufficient capital gains. A valuation allowance was established against California Research and Development Credit carryforward where it is believed that it is not more likely than not that the carryforward will be realized.

The Company has been granted tax holidays for certain of its subsidiaries in Singapore and Israel. The tax benefit arising from these tax holidays was $128 million for 2011 ($0.10 per diluted share), The tax holidays expire at various times through 2025, excluding potential renewals, and are subject to certain conditions with which the Company expects to comply.

For fiscal 2011, U.S. income taxes have not been provided for approximately $1.0 billion of cumulative undistributed earnings of several non-U.S. subsidiaries. Applied intends to reinvest these earnings indefinitely in operations outside of the U.S. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

At October 30, 2011, Applied has a California research and development tax credit carryforward of $13 million which has an unlimited life. Applied also has net operating loss carryforwards in foreign jurisdictions of $64 million. The carryforwards have lives ranging from five years to indefinite. Management believes it is more likely than not that all loss and tax credit carryforwards at October 30, 2011, net of valuation allowance, will be utilized in future periods.

Applied’s income taxes payable have been reduced by the tax benefits associated with employee stock option transactions. These benefits, credited directly to stockholders’ equity, amounted to $4 million for fiscal 2011, $2 million for fiscal 2010, and $1 million for fiscal 2009 with a corresponding reduction to taxes payable of $4 million in fiscal 2011, $2 million for fiscal 2010, and $1 million for fiscal 2009.

Applied maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	2011	2010
	(In millions)
Beginning balance of gross unrecognized tax benefits	$328	$325
Settlements with tax authorities	(314)	—
Increases in tax positions for current years	45	3
Decreases in tax positions for prior years	—	—

Ending balance of gross unrecognized tax benefits	$59	$328

As of October 30, 2011, Applied had unrecognized tax benefits, net of federal deduction for state tax, of $59 million, all of which, if recognized, would result in a reduction of Applied’s effective tax rate.

As of October 30, 2011, the gross liability for unrecognized tax benefits was $59 million, exclusive of interest and penalties. Increases or decreases to interest and penalties on uncertain tax positions are included in provision for income taxes in the Consolidated Statement of Operations. Interest and penalties related to uncertain tax positions were $1 million as of October 30, 2011 and $6 million as of October 31, 2010. All $1 million in interest and penalties were classified as a long-term liability in the Consolidated Balance Sheets.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2011, Applied received a refund of $276 million, including interest, as a result of settling an Internal Revenue Service (IRS) audit for fiscal years 2006 and 2007. This resulted in the recognition of a tax benefit of $176 million in the Consolidated Statement of Operations for fiscal 2011, which was net of previously recognized tax benefits.

During fiscal 2011, the IRS began an examination of Applied’s federal income tax returns for fiscal years 2009 and 2008. Applied believes it has adequately reserved for any income tax uncertainties that may arise as a result of this examination.

A number of Applied’s tax returns remain subject to examination by taxing authorities. These include U.S. federal returns for fiscal 2008 and later years, California returns for fiscal 2006 and later years, tax returns for certain other states for fiscal 2006 and later years, and tax returns in certain jurisdictions outside of the United States for fiscal 2004 and later years.

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

Note 15	Warranty, Guarantees and Contingencies

Leases

Applied leases some of its facilities and equipment under non-cancelable operating leases and has options to renew most leases, with rentals to be negotiated. Total rent expense was $44 million for fiscal 2011, $44 million for fiscal 2010, and $55 million for fiscal 2009.

As of October 30, 2011, future minimum lease payments is expected to be as follows:

Lease Payments
(In millions)
2012	$33
2013	22
2014	14
2015	10
2016	8
Thereafter	21

$108

Warranty

Changes in the warranty reserves during fiscal 2011 and 2010 were as follows:

	2011	2010
	(In millions)
Beginning balance	$155	$117
Provisions for warranty	170	152
Consumption of reserves	(157)	(114)

Ending balance	$168	$155

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Guarantees

In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of October 30, 2011, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $58 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.

Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of October 30, 2011, Applied Materials Inc. has provided parent guarantees to banks for approximately $191 million to cover these services.

Legal Matters

Varian Shareholder Litigation

In connection with the proposed acquisition of Varian announced in May 2011, the Louisiana Municipal Police Employees Retirement Systems filed a lawsuit (the “LMPERS lawsuit”) on July 23, 2011, for itself and on behalf of a putative class of Varian stockholders, in the U.S. District Court for the District of Massachusetts against Varian and its directors, as well as Applied and Applied’s acquisition subsidiary. The LMPERS complaint alleged that Varian’s directors breached their fiduciary duties in connection with the transaction and that Applied aided and abetted such alleged breaches. The lawsuit sought, among other things, an order rescinding the Merger Agreement, an injunction preventing consummation of the transaction, a constructive trust in favor of the plaintiff class, and attorneys’ fees. On July 25, 2011, plaintiff in the LMPERS lawsuit filed motions for expedited discovery and for a preliminary injunction to prevent a shareholder vote on the merger. The Court denied plaintiff’s motion for expedited discovery on August 1, 2011 and denied plaintiff’s motion for a preliminary injunction on August 8, 2011. On August 30, 2011, the LMPERS plaintiff voluntarily dismissed its lawsuit without prejudice.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unsuccessfully sought invalidation of Applied’s CVD patent in the Taiwanese Intellectual Property Office (TIPO). In September 2010, the Taipei Supreme Administrative Court dismissed Jusung’s appeal of the TIPO’s decision. In 2009, Jusung filed a second action with the TIPO seeking invalidation of Applied’s CVD patent, which action remains pending.

In 2006, Applied filed an action in the TIPO challenging the validity of a Jusung patent related to separability of the transfer chamber on a CVD tool. Jusung sued Applied and AKT America in Hsinchu District Court in Taiwan alleging infringement of the same patent. In March 2009, the Hsinchu District Court dismissed Jusung’s lawsuit, and in October, 2010, the Taiwan Intellectual Property Court dismissed Jusung’s appeal. Separately, the TIPO granted Applied’s request for invalidation and also revoked Jusung’s patent. In January 2010, the Taiwan Intellectual Property Court granted Jusung’s appeal of the TIPO decision revoking its patent and remanded the matter to the TIPO for reconsideration of validity. TIPO subsequently granted another party’s request for invalidation of Jusung’s patent. Jusung appealed to the Taiwan Intellectual Property Court and Applied intervened in the appeal. On May 12, 2011, the Taiwan Intellectual Property Court dismissed Jusung’s appeal. Jusung has appealed this decision to the Taipei Supreme Administrative Court. In November 2009, Applied filed an action in China with the Patent Reexamination Board of the State Intellectual Property Office seeking to invalidate this patent. On June 18, 2010, the Patent Reexamination Board issued a decision invalidating Jusung’s patent in China. Jusung appealed to the Beijing No. 1 Intermediate People’s Court and on June 13, 2011, this Court dismissed Jusung’s appeal. Jusung appealed this decision to the Beijing High People’s Court in July 2011, and Jusung’s appeal remains pending.

In 2006, Jusung filed a complaint of private prosecution in the Taipei District Court of Taiwan alleging that Applied’s outside counsel received from the Court and used a copy of an expert report that Jusung had filed in the ongoing patent infringement lawsuits that Jusung had intended to remain confidential. The complaint names as defendants Applied’s outside counsel in Taiwan, as well as Michael R. Splinter, Applied’s Chairman, President and Chief Executive Officer, as the statutory representative of Applied. The Taipei District Court dismissed the private prosecution complaint, and the matter was transferred to the Taipei District Attorney’s Office. The Taipei District Attorney’s Office issued five separate rulings not to prosecute, each of which Jusung appealed. In the first five instances, the Taiwan High Court District Attorney returned the matter to the Taipei District Attorney’s Office for further consideration. In response to the sixth ruling not to prosecute, the Taiwan High Court District Attorney dismissed Jusung’s appeal. Jusung subsequently petitioned to the Taipei District Court for a trial and Jusung’s petition remains pending.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although the outcome of the above-described matters or these claims and proceedings cannot be predicted with certainty, Applied does not believe that any of these proceedings or other claims will have a material adverse effect on its consolidated financial condition or results of operations.

Note 16	Industry Segment Operations

Applied’s four reportable segments are: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Segment information is presented based upon Applied’s management organization structure as of October 30, 2011 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Energy and Environmental Solutions segment includes products for fabricating crystalline-silicon (c-Si) solar photovoltaic cells and modules, high throughput roll-to-roll coating systems for flexible electronics and web products, and systems used in the manufacture of energy-efficient glass.

Information for each reportable segment as of October 30, 2011, October 31, 2010 and October 25, 2009 and for the fiscal years then ended, is as follows:

	Net Sales	Operating Income (Loss)	Depreciation/ Amortization	Capital Expenditures	Segment Assets
	(In millions)
2011:
Silicon Systems Group	$5,415	$1,764	$52	$59	$2,036
Applied Global Services	2,413	482	13	7	1,337
Display	699	147	7	31	459
Energy and Environmental Solutions	1,990	453	34	16	1,438

Total Segment	$10,517	$2,846	$106	$113	$5,270

2010:
Silicon Systems Group	$5,304	$1,892	$66	$39	$2,317
Applied Global Services	1,865	337	25	5	1,285
Display	899	267	8	5	419
Energy and Environmental Solutions	1,481	(466)	57	41	1,402

Total Segment	$9,549	$2,030	$156	$90	$5,423

2009:
Silicon Systems Group	$1,960	$201	$53	$23	$1,195
Applied Global Services	1,397	115	34	15	1,043
Display	502	51	12	15	445
Energy and Environmental Solutions	1,155	(234)	80	51	1,853

Total Segment	$5,014	$133	$179	$104	$4,536

In fiscal 2011, Applied entered into an agreement to divest certain assets held in the Applied Global Services segment and determined certain identified intangible assets and purchased technology to be impaired. Operating results for fiscal 2011 included impairment charges of $24 million, which were reported in the Applied Global Services segment.

In fiscal 2010, Applied recorded charges related to a plan to restructure its Energy and Environmental Solutions segment totaling $405 million, which included inventory related charges of $247 million related to SunFab thin film solar equipment, asset impairment charges of $110 million, employee severance charges of $45 million, and other costs of $3 million. These charges were reported in the Energy and Environmental Solutions segment. Operating results in the Energy and Environmental Solutions segment for fiscal 2011 included favorable adjustments of $36 million related to this restructuring program.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of segment operating results to Applied consolidated totals for fiscal 2011, 2010 and 2009 are as follows:

	2011	2010	2009
	(In millions)
Total segment operating income	$2,846	$2,030	$133
Corporate and unallocated costs	(496)	(553)	(371)
Restructuring charges and asset impairments	21	(93)	(156)
Gain on sale of facility	27	—	—

Income (loss) from operations	$2,398	$1,384	$(394)

Reconciliations of depreciation and amortization expense to Applied consolidated totals for fiscal 2011, 2010 and 2009 are as follows:

	2011	2010	2009
	(In millions)
Total segment depreciation and amortization	$106	$156	$179
Depreciation on shared facilities and information technology assets	140	149	112

Consolidated depreciation and amortization	$246	$305	$291

Reconciliations of capital expenditures to Applied consolidated totals for fiscal 2011, 2010 and 2009 are as follows:

	2011	2010	2009
	(In millions)
Total segment capital expenditures	$113	$90	$104
Shared facilities and information technology assets	96	79	145

Consolidated capital expenditures	$209	$169	$249

Reconciliations of segment assets to Applied consolidated totals as of October 30, 2011, October 31, 2010 and October 25, 2009 are as follows:

	October 30, 2011	October 31, 2010	October 25, 2009
	(In millions)
Total segment assets	$5,270	$5,423	$4,536
Cash and investments	7,174	3,892	3,267
Allowance for bad debts	(73)	(74)	(68)
Deferred income taxes	658	625	455
Other current assets	90	93	337
Common property, plant and equipment	620	740	821
Other assets	122	244	226

Consolidated total assets	$13,861	$10,943	$9,574

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For geographical reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment and equity-method investments, and are attributed to the geographic location in which they are located. Net sales and long-lived assets by geographic region were as follows:

	Net Sales	Long-lived Assets
	(In millions)
2011:
North America(1)	$1,963	$623

China	2,574	81
Taiwan	2,093	33
Korea	1,263	8
Europe	1,120	128
Japan	912	7
Southeast Asia	592	71

Total outside North America	8,554	328

Consolidated total	$10,517	$951

2010:
North America(1)	$1,147	$715

China	1,557	78
Taiwan	2,750	32
Korea	1,768	5
Europe	981	95
Japan	768	5
Southeast Asia	578	65

Total outside North America	8,402	280

Consolidated total	$9,549	$995

2009:
North America(1)	$966	$803

China	635	98
Taiwan	1,026	33
Korea	664	5
Europe	753	115
Japan	718	7
Southeast Asia	252	57

Total outside North America	4,048	315

Consolidated total	$5,014	$1,118

(1)	Primarily the United States.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following companies accounted for at least 10 percent of Applied’s net sales in fiscal 2011, 2010, and/or 2009, which were for products in multiple reportable segments.

	2011	2010	2009
Samsung Electronics Co., Ltd.	12%	14%	10%
Taiwan Semiconductor Manufacturing Company Limited	10%	11%	*
Intel Corporation	10%	*	12%

*	Less than 10%.

Note 17	Subsequent Events

On November 10, 2011, Applied completed its acquisition of Varian. The aggregate purchase price of the acquisition was approximately $4.2 billion, net of cash acquired. The transaction was funded with a combination of cash and proceeds of long-term debt issued in June 2011. Following the acquisition of Varian Applied’s cash, cash equivalents and investments totaled approximately $3.0 billion.

Note 18	Unaudited Quarterly Consolidated Financial Data

	Fiscal Quarter
	First	Second	Third	Fourth	Fiscal Year
	(In millions, except per share amounts)
2011:
Net sales	$2,686	$2,862	$2,787	$2,182	$10,517
Gross margin	$1,136	$1,189	$1,184	$852	$4,360
Net income	$506	$489	$476	$456	$1,926
Earnings per diluted share	$0.38	$0.37	$0.36	$0.34	$1.45
2010:
Net sales	$1,849	$2,296	$2,518	$2,886	$9,549
Gross margin	$711	$927	$860	$1,217	$3,715
Net income	$83	$264	$123	$468	$938
Earnings per diluted share	$0.06	$0.20	$0.09	$0.35	$0.70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Applied Materials, Inc.:

We have audited the accompanying consolidated balance sheets of Applied Materials, Inc. and subsidiaries (the Company) as of October 30, 2011 and October 31, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended October 30, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Materials, Inc. and subsidiaries as of October 30, 2011 and October 31, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended October 30, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Accounting Standards Codification Topic 805, Business Combinations, during the year ended October 31, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Applied Materials, Inc.’s internal control over financial reporting as of October 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 6, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP
KPMG LLP

Mountain View, California

December 6, 2011

INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit No.	Description
2.1**	Agreement and Plan of Merger dated as of May 3, 2011, among Applied Materials, Inc., Barcelona Acquisition Corp. and Varian Semiconductor Equipment Associates, Inc., incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed on May 4, 2011.
3.1	Certificate of Incorporation of Applied Materials, Inc., as amended and restated through March 10, 2009, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 26, 2009 (file no. 000-06920) filed June 3, 2009.
3.2	Certificate of Designation, Preferences and Rights of the Terms of the Series A Junior Participating Preferred Stock dated as of July 9, 1999, incorporated by reference to Applied’s Form 10-Q for the quarter ended August 1, 1999 (file no. 000-06920) filed September 14, 1999.
3.3	Bylaws of Applied Materials, Inc., as amended and restated through December 8, 2008, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed December 10, 2008.
4.1	Form of Indenture (including form of debt security) between Applied Materials, Inc. and Harris Trust Company of California, as Trustee, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed August 17, 1994.
4.2	Indenture, dated June 8, 2011, by and between Applied Materials, Inc. and U.S. Bank National Association, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed June 10, 2011.
4.3	First Supplemental Indenture, dated June 8, 2011, by and between Applied Materials, Inc. and U.S. Bank National Association, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed June 10, 2011.
10.1*	Applied Materials, Inc. Executive Deferred Compensation Plan, as amended and restated on April 1, 1995, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 30, 1995 (file no. 000-06920) filed June 7, 1995.
10.2*	Amendment No. 1 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 26, 1998 (file no. 000-06920) filed September 9, 1998.
10.3*	Amendment No. 2 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 26, 1998 (file no. 000-06920) filed September 9, 1998.
10.4	Form of Indemnification Agreement between Applied Materials, Inc. and Non-Employee Directors, dated June 11, 1999, incorporated by reference to Applied’s Form 10-K for fiscal year 1999 (file no. 333-88777) filed January 31, 2000.
10.5	Form of Indemnification Agreement between Applied Materials, Inc. and certain of its officers, incorporated by reference to Applied’s Form 10-K for fiscal year 1999 (file no. 333-88777) filed January 31, 2000.
10.6*	Applied Materials, Inc. amended and restated 2000 Global Equity Incentive Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2002 (file no. 000-06920) filed January 23, 2003.
10.7	Applied Materials Profit Sharing Scheme, incorporated by reference to Applied’s S-8 (file no. 333-45011) filed January 27, 1998.
10.8*	Term Sheet for employment of Michael R. Splinter, as amended and restated December 8, 2008, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 25, 2009 (file no. 000-06920) filed March 3, 2009.
10.9	Binding Memorandum of Understanding between Applied Materials, Inc. and Novellus Systems, Inc. dated September 20, 2004, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed September 24, 2004. (Confidential treatment has been granted for the redacted portions of the agreement.)

Exhibit No.	Description
10.10*	Applied Materials, Inc. Nonemployee Director Share Purchase Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended May 1, 2005 (file no. 000-06920) filed May 31, 2005.
10.11*	Election Form to Receive Shares in lieu of Retainer and/or Meeting Fees for use under the Applied Materials, Inc. Nonemployee Director Share Purchase Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended May 1, 2005 (file no. 000-06920) filed May 31, 2005.
10.12*	Applied Materials, Inc. amended and restated Relocation Policy, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed October 31, 2005.
10.13*	Amendment No. 3 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2005 (file no. 000-06920) filed December 14, 2005.
10.14*	Amendment No. 4 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2005 (file no. 000-06920) filed December 14, 2005.
10.15*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 30, 2006 (file no. 000-06920) filed August 31, 2006.
10.16*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. 2000 Global Equity Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 30, 2006 (file no. 000-06920) filed August 31, 2006.
10.17*	Form of Performance Shares Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 30, 2006 (file no. 000-06920) filed August 31, 2006.
10.18*	Applied Materials, Inc. amended and restated Employee Financial Assistance Plan (as of December 18, 2008), incorporated by reference to Applied’s Form 10-Q for the quarter ended January 25, 2009 (file no. 000-06920) filed March 3, 2009.
10.19*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 29, 2007 (file no. 000-06920) filed May 30, 2007.
10.20*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. 2000 Global Equity Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 29, 2007 (file no. 000-06920) filed May 30, 2007.
10.21*	Form of Performance Share Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 29, 2007 (file no. 000-06920) filed May 30, 2007.
10.22*	Form of Restricted Stock Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended April 29, 2007 (file no. 000-06920) filed May 30, 2007.
10.23*	Applied Materials, Inc. amended and restated 2005 Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 8-K (file no. 000-06920) filed July 13, 2007.
10.24*	Form of Performance Shares Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-K for fiscal year 2007 (file no. 000-06920) filed December 14, 2007.
10.25*	Form of Performance Shares Agreement for Nonemployee Directors for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-K for fiscal year 2007 (file no. 000-06920) filed December 14, 2007.
10.26*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-K for fiscal year 2007 (file no. 000-06920) filed December 14, 2007.

Exhibit No.	Description
10.27*	Form of Restricted Stock Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-K for fiscal year 2007 (file no. 000-06920) filed December 14, 2007.
10.28*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. 2000 Global Equity Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-K for fiscal year 2007 (file no. 000-06920) filed December 14, 2007.
10.29*	Form of Restricted Stock Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended July 27, 2008 (file no. 000-06920) filed August 29, 2008.
10.30	Deed of Amendment to Applied Materials Profit Sharing Scheme, dated February 7, 2006, to amend Clause 20 of the Trust Deed thereunder, incorporated by reference to Applied’s Form 10-K for fiscal year 2008 (file no. 000-06920) filed December 12, 2008.
10.31	Deed of Amendment to Applied Materials Profit Sharing Scheme, dated February 7, 2006, to amend the definition of Eligible Employee in the First Schedule to the Trust Deed thereunder, incorporated by reference to Applied’s Form 10-K for fiscal year 2008 (file no. 000-06920) filed December 12, 2008.
10.32*	Amendment No. 5 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2008 (file no. 000-06920) filed December 12, 2008.
10.33*	Amendment No. 6 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 25, 2009 (file no. 000-06920) filed March 3, 2009, incorporated by reference to Applied’s Form 10-K for fiscal year 2008 (file no. 000-06920) filed December 12, 2008.
10.34*	Amendment No. 1 to the Applied Materials, Inc. 2005 Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2008 (file no. 000-06920) filed December 12, 2008.
10.35*	Amendment No. 2 to the Applied Materials, Inc. 2005 Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 25, 2009 (file no. 000-06920) filed March 3, 2009.
10.36*	Applied Materials, Inc. amended and restated Employee Stock Incentive Plan, incorporated by reference to Applied’s Form 10-K for fiscal year 2008 (file no. 000-06920) filed December 12, 2008.
10.37*	Form of Performance Shares Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-K for fiscal year 2008 (file no. 000-06920) filed December 12, 2008.
10.38*	Form of Performance Shares Agreement for Nonemployee Directors for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 25, 2009 (file no. 000-06920) filed March 3, 2009.
10.39*	Form of Non-Qualified Stock Option Agreement for Employees for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 25, 2009 (file no. 000-06920) filed March 3, 2009.
10.40*	Form of Non-Qualified Stock Option Agreement for use under the Applied Materials, Inc. 2000 Global Equity Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 25, 2009 (file no. 000-06920) filed March 3, 2009.
10.41*	Separation Agreement and Release between Applied Materials, Inc. and Thomas M. St. Dennis dated October 5, 2009, incorporated by reference to Applied’s Form 10-K for fiscal year 2009 (file no. 000-06920) file December 11, 2009.

Exhibit No.	Description
10.42*	Applied Materials, Inc. Stock Purchase Plan for Offshore Employees, amended and restated effective December 7, 2009, incorporated by reference to Applied’s Form S-8 (file no. 333-165035) filed February 23, 2010.
10.43*	Applied Materials, Inc. Employees’ Stock Purchase Plan, amended and restated effective February 23, 2010, incorporated by reference to Applied’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8 (file no. 333-143377) filed February 23, 2010.
10.44*	Amendment No. 7 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended May 2, 2010 (file no. 000-06920) filed June 9, 2010.
10.45*	Amendment No. 3 to the Applied Materials, Inc. 2005 Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended May 2, 2010 (file no. 000-06920) filed June 9, 2010.
10.46*	Amended and Restated Applied Materials, Inc. Senior Executive Bonus Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended May 2, 2010 (file no. 000-06920) filed June 9, 2010.
10.47*	Form of Performance Share Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended May 2, 2010 (file no. 000-06920) filed June 9, 2010.
10.48*	Form of Restricted Stock Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended, incorporated by reference to Applied’s Form 10-Q for the quarter ended May 2, 2010 (file no. 000-06920) filed June 9, 2010.
10.49*	Retirement Agreement and Release between Applied Materials, Inc. and Franz Janker dated July 10, 2010, incorporated by reference to Applied’s Form 10-Q for the quarter ended August 1, 2010 (file no. 000-06920) filed September 3, 2010.
10.50*	Amended and Restated Applied Materials, Inc. Applied Incentive Plan, incorporated by reference to Applied’s Form 10-K for the fiscal year ended October 31, 2011 (file no. 000-06920) filed December 10, 2010.
10.51*	Amendment No. 8 to the Applied Materials, Inc. Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 30, 2011 (file no. 000-06920) filed February 28, 2011.
10.52*	Amendment No. 4 to the Applied Materials, Inc. 2005 Executive Deferred Compensation Plan, incorporated by reference to Applied’s Form 10-Q for the quarter ended January 30, 2011 (file no. 000-06920) filed February 28, 2011.
10.53	Settlement Agreement between Applied Materials, Inc. and Samsung Electronics Co., Ltd. dated November 1, 2010, incorporated by reference to Applied’s Form 10-Q/A for the quarter ended January 30, 2011 (file no. 000-06920) filed May 19, 2011. (Confidential treatment has been granted for the redacted portions of the agreement.)
10.54	Bridge Loan Agreement, dated as of May 25, 2011, among Applied Materials, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and other lenders named therein, incorporated by reference to Applied’s Form 10-Q/A for the quarter ended July 31, 2011 (file no. 000-06920) filed November 18, 2011.
10.55	Credit Agreement, dated as of May 25, 2011, among Applied Materials, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and other lenders named therein, incorporated by reference to Applied’s Form 10-Q/A for the quarter ended July 31, 2011 (file no. 000-06920) filed November 18, 2011.
21	Subsidiaries of Applied Materials, Inc.
23	Consent of Independent Registered Public Accounting Firm, KPMG LLP.
24	Power of Attorney

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.

**	Schedules and certain exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Applied hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/S/ MICHAEL R. SPLINTER
Michael R. Splinter
President, Chief Executive Officer

Dated: December 6, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/S/ MICHAEL R. SPLINTER Michael R. Splinter	President, Chief Executive Officer (Principal Executive Officer)	December 6, 2011

/S/ GEORGE S. DAVIS George S. Davis	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	December 6, 2011

/S/ THOMAS S. TIMKO Thomas S. Timko	Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	December 6, 2011

Directors:

* Michael R. Splinter	Chairman of the Board	December 6, 2011

* Aart J. de Geus	Director	December 6, 2011

* Stephen R. Forrest	Director	December 6, 2011

* Thomas J. Iannotti	Director	December 6, 2011

* Susan M. James	Director	December 6, 2011

* Alexander A. Karsner	Director	December 6, 2011

* Gerhard H. Parker	Director	December 6, 2011

	Title	Date

* Dennis D. Powell	Director	December 6, 2011

* Willem P. Roelandts	Director	December 6, 2011

* James E. Rogers	Director	December 6, 2011

* Robert H. Swan	Director	December 6, 2011

Representing a majority of the members of the Board of Directors.

* By	/s/ MICHAEL R. SPLINTER
Michael R. Splinter
Attorney-in-Fact**

**	By authority of the power of attorney filed herewith.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Fiscal Year	Balance at Beginning of Fiscal Year	Additions — Charged to Income	Deductions — Recoveries	Deductions — Not Charged to Income	Balance at End of Fiscal Year
	(In millions)
2011	$74	$5	$(6)	$—	$73
2010	$67	$17	$(7)	$(3)	$74
2009	$5	$63	$(1)	$—	$67