Form 10-Q
period 2012-01-29
APPLIED MATERIALS INC /DE
filed 2012-02-27
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 000-06920

Applied Materials, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-1655526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3050 Bowers Avenue,	95052-8039
P.O. Box 58039 Santa Clara, California (Address of principal executive offices)	(Zip Code)

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

Number of shares outstanding of the issuer’s common stock as of January 29, 2012: 1,291,121,831

APPLIED MATERIALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JANUARY 29, 2012

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	January 29, 2012	January 30, 2011
	(Unaudited) (In millions, except per share amounts)
Net sales	$2,189	$2,686
Cost of products sold	1,403	1,550

Gross margin	786	1,136
Operating expenses:
Research, development and engineering	304	270
Selling, general and administrative	303	221
Restructuring charges and asset impairments (Note 11)	—	(29)

Total operating expenses	607	462
Income from operations	179	674
Interest and other expenses	24	5
Interest and other income, net	4	11

Income before income taxes	159	680
Provision for income taxes	42	174

Net income	$117	$506

Earnings per share:
Basic and Diluted	$0.09	$0.38
Weighted average number of shares:
Basic	1,299	1,324
Diluted	1,310	1,335

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	January 29, 2012	January 30, 2011
	(Unaudited)
	(In millions)
Net income	$117	$506

Other comprehensive income, net of tax:
Change in unrealized net gain on investments	1	(1)
Change in unrealized net gain on derivative investments	—	(1)

Other comprehensive income (loss)	1	(2)

Comprehensive income	$118	$504

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS*

	January 29, 2012	October 30, 2011
	(In millions, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents (Notes 3 and 4)	$1,681	$5,960
Short-term investments (Notes 3 and 4)	316	283
Accounts receivable, net (Note 6)	1,576	1,532
Inventories (Note 7)	1,772	1,701
Deferred income taxes, net	572	580
Other current assets	240	299

Total current assets	6,157	10,355
Long-term investments (Notes 3 and 4)	955	931
Property, plant and equipment, net (Note 7)	956	866
Goodwill (Notes 8 and 9)	3,875	1,335
Purchased technology and other intangible assets, net (Notes 8 and 9)	1,519	211
Deferred income taxes and other assets	135	163

Total assets	$13,597	$13,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2	$—
Accounts payable and accrued expenses (Note 7)	1,327	1,520
Customer deposits and deferred revenue (Note 7)	1,014	1,116
Income taxes payable	151	158

Total current liabilities	2,494	2,794
Long-term debt (Note 10)	1,947	1,947
Employee benefits and other liabilities (Note 13)	506	320

Total liabilities	4,947	5,061

Stockholders’ equity (Note 12):
Common stock	13	13
Additional paid-in capital	5,651	5,616
Retained earnings	13,043	13,029
Treasury stock	(10,064)	(9,864)
Accumulated other comprehensive income	7	6

Total stockholders’ equity	8,650	8,800

Total liabilities and stockholders’ equity	$13,597	$13,861

*	Amounts as of January 29, 2012 are unaudited. Amounts as of October 30, 2011 are derived from the October 30, 2011 audited consolidated financial statements.

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Total
	Shares	Amount			Shares	Amount
Balance at October 30, 2011	1,306	$13	$5,616	$13,029	573	$(9,864)	$6	$8,800
Net income	—	—	—	117	—	—	—	117
Other comprehensive income	—	—	—	—	—	—	1	1
Dividends	—	—	—	(103)	—	—	—	(103)
Share-based compensation	—	—	53	—	—	—	—	53
Stock options assumed in connection with acquisition	—	—	11	—	—	—	—	11
Issuance under stock plans, net of tax detriment of $14 and other	3	—	(29)	—	—	—	—	(29)
Common stock repurchases	(18)	—	—	—	18	(200)	—	(200)

Balance at January 29, 2012	1,291	$13	$5,651	$13,043	591	$(10,064)	$7	$8,650

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	January 29, 2012	January 30, 2011
	(Unaudited) (In millions)
Cash flows from operating activities:
Net income	$117	$506
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	112	63
Net loss on dispositions and fixed asset retirements	2	1
Provision for bad debts	4	—
Restructuring charges and asset impairments	—	(29)
Deferred income taxes	28	10
Net recognized loss on investments	5	4
Share-based compensation	53	33
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	147	(115)
Inventories	179	(100)
Income taxes receivable	6	1
Other current assets	90	(4)
Accounts payable and accrued expenses	(390)	(159)
Customer deposits and deferred revenue	(154)	208
Income taxes payable	(22)	1
Employee benefits and other liabilities	4	5

Cash provided by operating activities	181	425

Cash flows from investing activities:
Capital expenditures	(37)	(24)
Cash paid for acquisition, net of cash acquired	(4,179)	—
Proceeds from sale of facility	—	39
Proceeds from sales and maturities of investments	313	443
Purchases of investments	(254)	(537)

Cash used in investing activities	(4,157)	(79)

Cash flows from financing activities:
Proceeds from common stock issuances	2	13
Common stock repurchases	(200)	(150)
Payment of dividends to stockholders	(104)	(93)

Cash used in financing activities	(302)	(230)

Effect of exchange rate changes on cash and cash equivalents	(1)	—

Increase (decrease) in cash and cash equivalents	(4,279)	116

Cash and cash equivalents — beginning of period	5,960	1,858

Cash and cash equivalents — end of period	$1,681	$1,974

Supplemental cash flow information:
Cash payments for income taxes	$33	$165
Cash refunds from income taxes	$3	$1
Cash payments for interest	$41	$—

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1    Basis of Presentation

Basis of Presentation

In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 30, 2011 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 30, 2011 (2011 Form 10-K). Applied’s results of operations for the three months ended January 29, 2012 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2012 and 2011 each contains 52 weeks, and the first quarter of fiscal 2012 and 2011 each contained 13 weeks.

In November 2011, Applied completed its acquisition of Varian Semiconductor Equipment Associates, Inc. (Varian). Beginning in the first quarter of fiscal 2012, the acquired business is included in Applied’s consolidated results of operations and the results of the Silicon Systems Group and Applied Global Services segments.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Pronouncements

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The authoritative guidance also required presentation of adjustments for items that are reclassified from other comprehensive income in the statement where the components of net income and the components of other compressive income are presented, which was indefinitely deferred by the FASB in December 2011. Applied early adopted this authoritative guidance in the first quarter of fiscal 2012. The implementation of this authoritative guidance did not have an impact on Applied’s financial position or results of operations.

In May 2011, the FASB issued authoritative guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This authoritative guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured on a net basis, and provides guidance on the applicability of premiums and discounts. This authoritative guidance also expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for Applied in the first quarter of fiscal 2013. The implementation of this authoritative guidance is not expected to have a material impact on Applied’s financial position or results of operations.

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

	Three Months Ended
	January 29, 2012	January 30, 2011
	(In millions, except per share amounts)
Numerator:
Net income	$117	$506
Denominator:
Weighted average common shares outstanding	1,299	1,324
Effect of dilutive stock options, restricted stock units and employee stock purchase plans shares	11	11

Denominator for diluted earnings per share	1,310	1,335

Basic and diluted earnings per share	$0.09	$0.38
Potentially dilutive securities	18	19

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 3    Cash, Cash Equivalents and Investments

Summary of Cash, Cash Equivalents and Investments

The following tables summarizes Applied’s cash, cash equivalents and investments by security type:

January 29, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Cash	$855	$—	$—	$855

Cash equivalents:
Money market funds	819	—	—	819
Municipal securities	7	—	—	7

Total Cash equivalents	826	—	—	826

Total Cash and Cash equivalents	$1,681	$—	$—	$1,681

Short-term and long-term investments:
U.S. Treasury and agency securities	$198	$1	$—	$199
Non-U.S. government securities*	44	—	—	44
Municipal securities	367	2	—	369
Commercial paper, corporate bonds and medium-term notes	218	3	—	221
Asset-backed and mortgage-backed securities	303	3	1	305

Total fixed income securities	1,130	9	1	1,138
Publicly traded equity securities	40	20	—	60
Equity investments in privately-held companies	73	—	—	73

Total short-term and long-term investments	$1,243	$29	$1	$1,271

Total Cash, Cash equivalents and Investments	$2,924	$29	$1	$2,952

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

October 30, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Cash	$297	$—	$—	$297

Cash equivalents:
Money market funds	5,663	—	—	5,663

Total Cash equivalents	5,663	—	—	5,663

Total Cash and Cash equivalents	$5,960	$—	$—	$5,960

Short-term and long-term investments:
U.S. Treasury and agency securities	$184	$1	$—	$185
Non-U.S. government securities*	40	—	—	40
Municipal securities	371	2	—	373
Commercial paper, corporate bonds and medium-term notes	216	3	1	218
Asset-backed and mortgage-backed securities	307	3	1	309

Total fixed income securities	1,118	9	2	1,125
Publicly traded equity securities	8	19	—	27
Equity investments in privately-held companies	62	—	—	62

Total short-term and long-term investments	$1,188	$28	$2	$1,214

Total Cash, Cash equivalents and Investments	$7,148	$28	$2	$7,174

*	Includes agency and corporate debt securities guaranteed by non-U.S. governments, which consist of several Canadian provinces, Australia, Germany, the United Kingdom, and the Netherlands.

Maturities of Investments

The following table summarizes the contractual maturities of Applied’s investments at January 29, 2012:

	Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$285	$286
Due after one through five years	537	541
Due after five years	5	6
No single maturity date**	416	438

	$1,243	$1,271

**	Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Gains and Losses on Investments

Gross realized gains and losses on sales of investments during the three months ended January 29, 2012 and January 30, 2011 were as follows:

	Three Months Ended
	January 29, 2012	January 30, 2011
	(In millions)
Gross realized gains	$2	$5
Gross realized losses	$1	$1

At January 29, 2012, Applied had a gross unrealized loss of $1 million due to a decrease in the fair value of certain fixed income securities. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss was considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied has determined that the gross unrealized losses on its marketable securities at January 29, 2012 are temporary in nature and therefore it did not recognize any impairment of its marketable securities for the three months ended January 29, 2012. For the three months ended January 30, 2011, Applied did not recognize any impairment of its marketable securities.

The following table provides the fair market value of Applied’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired as of January 29, 2012.

	In Loss Position for Less Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Asset-backed and mortgage-backed securities	$57	$1	$57	$1

Total	$57	$1	$57	$1

The following table provides the fair market value of Applied’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired as of October 30, 2011.

	In Loss Position for Less Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Commercial paper, corporate bonds and medium-term notes	$32	$1	$32	$1
Asset-backed and mortgage-backed securities	77	1	77	1

Total	$109	$2	$109	$2

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

•

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

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

Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of January 29, 2012, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities (excluding cash balances) measured at fair value on a recurring basis are summarized below as of January 29, 2012 and October 30, 2011:

	January 29, 2012				October 30, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In millions)				(In millions)
Assets:
Money market funds	$819	$—	$—	$819	$5,663	$—	$—	$5,663
U.S. Treasury and agency securities	102	97	—	199	109	76	—	185
Non-U.S. government securities	—	44	—	44	—	40	—	40
Municipal securities	—	376	—	376	—	373	—	373
Commercial paper, corporate bonds and medium-term notes	—	221	—	221	—	218	—	218
Asset-backed and mortgage-backed securities	—	305	—	305	—	309	—	309
Publicly traded equity securities	60	—	—	60	27	—	—	27

Total	$981	$1,043	$—	$2,024	$5,799	$1,016	$—	$6,815

Liabilities:
Deferred compensation	$(6)	$—	$—	$(6)	$—	$—	$—	$—

Total	$(6)	$—	$—	$(6)	$—	$—	$—	$—

The deferred compensation liability represents our obligation to pay benefits under a non-qualified deferred compensation plan. The related investments, held in a rabbi trust, consist of equity securities, primarily mutual funds, and are classified as Level 1 in the valuation hierarchy.

There were no transfers in and out of Level 1 and Level 2 fair value measurements during both the three months ended January 29, 2012 and January 30, 2011. Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements during both the three months ended January 29, 2012 and January 30, 2011.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. Equity investments in privately-held companies totaled $73 million at January 29, 2012, of which $51 million of investments were accounted for under the cost method of accounting and $22 million of Level 3 investments had been measured at fair value on a non-recurring basis due to an other-than-temporary decline in value. At October 30, 2011, equity investments in privately-held companies totaled $62 million, of which $40 million of investments were accounted for under the cost method of accounting and $22 million of Level 3 investments had been measured at fair value on a non-recurring basis due to an other-than-temporary decline in value. Applied did not recognize any impairment on its equity method investments in privately-held companies for both the three months ended January 29, 2012 and January 30, 2011.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Other

The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. At January 29, 2012, the carrying amount of long-term debt was $1.9 billion and the estimated fair value was $2.2 billion. The estimated fair value of long-term debt is determined by Level 2 inputs and is based on quoted market prices for the same or similar issues.

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

Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income or loss (AOCI) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to derivative instruments included in AOCI at January 29, 2012 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized promptly in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three months ended January 29, 2012 and January 30, 2011.

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

The fair values of derivative instruments at January 29, 2012 and October 30, 2011 were not material.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The effect of derivative instruments on the Consolidated Condensed Statement of Operations for the three months ended January 29, 2012 and January 30, 2011 was as follows:

		Three Months Ended January 29, 2012			Three Months Ended January 30, 2011
		Effective Portion		Ineffective Portion Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income
		(In millions)			(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$—	$1	$—	$4	$4	$(2)
Foreign exchange contracts	General and administrative	—	(2)	—	—	2	—

Total		$—	$(1)	$—	$4	$6	$(2)

		Amount of Gain or (Loss) Recognized in Income
	Location of Gain or (Loss) Recognized in Income	Three Months Ended January 29, 2012	Three Months Ended January 30, 2011
		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	General and administrative	$6	$2

Total		$6	$2

Credit Risk Contingent Features

If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position was immaterial as of January 29, 2012.

Entering into foreign exchange contracts with banks exposes Applied to credit-related losses in the event of the banks’ nonperformance. However, Applied’s exposure is not considered significant.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 6    Accounts Receivable, Net

Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied also discounts letters of credit through various financial institutions. Applied sells its accounts receivable without recourse. Details of discounted letters of credit, factored accounts receivable and discounted promissory notes for the three months ended January 29, 2012 and January 30, 2011 were as follows:

	Three Months Ended
	January 29, 2012	January 30, 2011
	(In millions)
Discounted letters of credit	$—	$123
Factored accounts receivable and discounted promissory notes	70	36

Total	$70	$159

Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for both periods presented.

Accounts receivable are presented net of allowance for doubtful accounts of $77 million at January 29, 2012 and $73 million at October 30, 2011. Applied sells principally to manufacturers within the semiconductor, display and solar industries. As a result of challenging economic and industry conditions, certain of these manufacturers may experience difficulties in meeting their obligations in a timely manner. While Applied believes that its allowance for doubtful accounts is adequate and represents Applied’s best estimate as of January 29, 2012, Applied will continue to closely monitor customer liquidity and other economic conditions, which may result in changes to Applied’s estimates regarding collectability.

Note 7    Balance Sheet Detail

	January 29, 2012	October 31, 2011
	(In millions)
Inventories
Customer service spares	$319	$328
Raw materials	447	407
Work-in-process	319	336
Finished goods*	687	630

	$1,772	$1,701

*

Included in finished goods inventory is $192 million at January 29, 2012, and $224 million at October 30, 2011, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $195 million and $140 million of evaluation inventory at January 29, 2012 and October 30, 2011, respectively.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Useful Life	January 29, 2012	October 30, 2011
	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$170	$163
Buildings and improvements	3-30	1,188	1,155
Demonstration and manufacturing equipment	3-5	727	686
Furniture, fixtures and other equipment	3-15	730	722
Construction in progress		34	12

Gross property, plant and equipment		2,849	2,738
Accumulated depreciation		(1,893)	(1,872)

		$956	$866

In the first quarter of fiscal 2011, Applied received $39 million in proceeds from the sale of a property located in North America and incurred a loss of $1 million on the transaction.

	January 29, 2012	October 30, 2011
	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$484	$484
Compensation and employee benefits	268	455
Warranty	161	168
Dividends payable	103	104
Other accrued taxes	54	81
Interest payable	14	31
Restructuring reserve	9	11
Other	234	186

	$1,327	$1,520

As of January 29, 2012, other accrued expenses included a $23 million acquisition obligation for untendered Varian shares.

	January 29, 2012	October 30, 2011
	(In millions)
Customer Deposits and Deferred Revenue
Customer deposits	$198	$249
Deferred revenue	816	867

	$1,014	$1,116

Applied typically receives deposits on future deliverables from customers in its Energy and Environmental Solutions and Display segments. In certain instances, customer deposits may be received from customers in the Applied Global Services segment.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 8    Business Combination

On November 10, 2011, Applied completed the acquisition of Varian, a public company manufacturer of semiconductor processing equipment and the leading supplier of ion implantation equipment used by chip makers around the world, for an aggregate purchase price of $4.2 billion in cash, net of cash acquired and assumed earned equity awards of $27 million, pursuant to an Agreement and Plan of Merger (the Merger Agreement) dated as of May 3, 2011. Applied’s primary reasons for this acquisition were to complement existing product offerings and to provide opportunities for future growth. Varian designs, markets, manufactures and services ion implantation systems. These systems are primarily used in the manufacture of transistors, which are a basic building block of integrated circuits (ICs) or microchips. Ion implantation systems create a beam of electrically charged particles called ions, which are implanted into transistor structures at precise locations and depths, changing the electrical properties of the semiconductor device. These implantation systems may also be used in other areas of IC manufacture for modifying the material properties of the semiconductor devices, as well as in manufacturing crystalline-silicon solar cells and light-emitting diodes (LEDs).

Applied allocated the purchase price of this acquisition to tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values. Applied recorded $2.5 billion in goodwill, which represented the excess of the purchase price over the aggregate estimated fair values of the assets acquired and liabilities assumed in the acquisition. Of this amount, $1.7 billion of goodwill was allocated to the Silicon Systems Group segment, and the remainder was allocated to the Applied Global Services segment. Goodwill is not deductible for tax purposes. The estimated fair value assigned to identifiable intangible assets acquired and liabilities assumed was based upon preliminary estimates. Valuations and assumptions pertaining to income taxes are subject to change as additional information is obtained during the measurement period.

The following table summarizes the preliminary allocation of the assets acquired and liabilities assumed at the acquisition date:

Estimated Fair Values	Acquisition 2012
(In millions)
Cash and cash equivalents	$632
Short-term investments	56
Accounts receivable, net	194
Inventories	250
Deferred income taxes and other current assets	66
Long-term investments	62
Property and equipment, net	104
Goodwill	2,540
Purchased intangible assets	1,365
Other assets	10

Total assets acquired	5,279

Accounts payable and accrued expenses	(134)
Customer deposits and deferred revenue	(52)
Income taxes payable	(60)
Deferred income taxes	(147)
Other liabilities	(25)

Total liabilities assumed	(418)

Purchase price allocated	$4,861

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table presents detail of the purchase price allocated to purchased intangible assets of Varian at the acquisition date:

	Useful Life	Purchased Intangible Assets 2012
	(In years)	(In millions)
Developed technology	1-7	$987
Customer relationships	15	150
In-process technology		142
Patents and trademarks	10	69
Backlog	1	7
Covenant not to compete	2	10

Total purchased intangible assets		$1,365

The results of operations of Varian are included in Applied’s consolidated results of operations, primarily in the results for the Silicon Systems Group and Applied Global Services segments, beginning in the first quarter of fiscal 2012. For the three months ended January 29, 2012, net sales of Varian products of approximately $200 million and an operating loss of approximately $130 million were included in the consolidated results of operations. Results of operations included charges of $153 million attributable to inventory fair value adjustments on products sold, amortization of purchased intangible assets, share-based compensation associated with accelerated vesting, deal costs and other integration costs associated with the acquisition. Of this amount, deal costs and other acquisition-related costs of $36 million were not allocated to the segments.

The following unaudited pro forma consolidated results of operations assume the acquisition was completed as of the beginning of the fiscal reporting periods presented. The pro forma consolidated results of operations for the three months ended January 30, 2011 combine the results of Applied for the three months ended January 30, 2011, with the results of Varian for the three months ended December 31, 2010.

	Three Months Ended
	January 29, 2012	January 30, 2011
	(In millions, except per share amounts)
Net sales	$2,189	$2,969
Net income	$196	$449
Basic and diluted earnings per share	$0.15	$0.34

The pro forma results above include adjustments related to the purchase price allocation and financing of the acquisition, primarily to increase depreciation and amortization with the higher values of property, plant and equipment and identifiable intangible assets, to increase interest expense for the additional debt incurred to complete the acquisition, and to reflect the related income tax effect. The pro forma results for the three months ended January 30, 2011 include costs of $102 million, which reduced net income due to inventory fair value adjustments on products sold, share-based compensation associated with accelerated vesting and acquisition-related costs, which are not expected to occur in future quarters. The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the fiscal reporting period indicated nor is it necessarily indicative of future operating results. The pro forma information does not include any (i) potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition or (ii) transaction or integration costs relating to the acquisition.

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

In fiscal 2011, Applied adopted authoritative guidance which allows entities to use a qualitative approach to test goodwill for impairment. This authoritative guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. Under the two-step goodwill impairment test, Applied would in the first step compare the estimated fair value of each reporting unit to its carrying value. Applied’s reporting units are consistent with the reportable segments identified in Note 16, based on the manner in which Applied operates its business and the nature of those operations. Applied determines the fair value of each of its reporting units based on a weighting of income and market approaches. Under the income approach, Applied calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Estimated future cash flows will be impacted by a number of factors including anticipated future operating results, estimated cost of capital and/or discount rates. Under the market approach, Applied estimates the fair value based on market multiples of revenue or earnings for comparable companies, as appropriate. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then Applied would perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. Applied would then allocate the fair value of the reporting unit to all of the assets and liabilities of that unit, as if Applied had acquired the reporting unit in a business combination, with the fair value of the reporting unit being the “purchase price.” The excess of the “purchase price” over the carrying amounts assigned to assets and liabilities represents the implied fair value of goodwill. If Applied determined that the carrying value of a reporting unit’s goodwill exceeded its implied fair value, Applied would record an impairment charge equal to the difference.

Applied performed a qualitative assessment to test goodwill for impairment in the fourth quarter of fiscal 2011, and determined that it was more likely than not that each of its reporting units’ fair value exceeded its carrying value and that it was not necessary to perform the two-step goodwill impairment test.

During the first quarter of fiscal 2012, goodwill and other indefinite-lived intangible assets increased by $2.7 billion due to the acquisition of Varian as discussed in Note 8.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Details of indefinite-lived intangible assets were as follows:

	January 29, 2012			October 30, 2011
	Goodwill	Other Intangible Assets	Total	Goodwill	Other Intangible Assets	Total
	(In millions)
Silicon Systems Group	$2,108	$142	$2,250	$381	$—	$381
Applied Global Services	1,006	—	1,006	193	—	193
Display	116	—	116	116	—	116
Energy and Environmental Solutions	645	—	645	645	—	645

Carrying amount	$3,875	$142	$4,017	$1,335	$—	$1,335

Other intangible assets that are not subject to amortization consist primarily of in-process technology, which will be subject to amortization upon commercialization. If an in-process technology project is abandoned, the acquired technology attributable to the project will be written-off.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Details of finite-lived intangible assets were as follows:

	January 29, 2012			October 30, 2011
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total
	(In millions)
Gross carrying amount:
Silicon Systems Group	$1,300	$252	$1,552	$310	$20	$330
Applied Global Services	28	44	72	28	40	68
Display	110	33	143	110	33	143
Energy and Environmental Solutions	106	232	338	105	232	337

Gross carrying amount	$1,544	$561	$2,105	$553	$325	$878

Accumulated amortization:
Silicon Systems Group	$(295)	$(17)	$(312)	$(256)	$(8)	$(264)
Applied Global Services	(20)	(36)	(56)	(20)	(31)	(51)
Display	(103)	(25)	(128)	(102)	(25)	(127)
Energy and Environmental Solutions	(51)	(181)	(232)	(48)	(177)	(225)

Accumulated amortization	$(469)	$(259)	$(728)	$(426)	$(241)	$(667)

Carrying amount	$1,075	$302	$1,377	$127	$84	$211

During the first quarter of fiscal 2012, the change in gross carrying amount of the amortized intangible assets was approximately $1.2 billion, due to the acquisition of Varian as discussed in Note 8.

Details of amortization expense were as follows:

	Three Months Ended
	January 29, 2012	January 30, 2011
	(In millions)
Silicon Systems Group	$48	$4
Applied Global Services	5	2
Display	2	2
Energy and Environmental Solutions	6	6

Total	$61	14

For the three months ended January 29, 2012 and January 30, 2011, amortization expense was charged to the following categories:

	Three Months Ended
	January 29, 2012	January 30, 2011
	(In millions)
Cost of products sold	$52	$9
Selling, general and administrative	9	5

Total amortization expense	$61	$14

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

As of January 29, 2012, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2012	$164
2013	210
2014	199
2015	182
2016	174
Thereafter	448

$1,377

Note 10    Borrowing Facilities and Long-Term Debt

Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed four-year revolving credit agreement with a group of banks that is scheduled to expire in May 2015. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at January 29, 2012. Remaining credit facilities in the amount of approximately $103 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both January 29, 2012 and October 30, 2011.

Long-term debt outstanding as of January 29, 2012 and October 30, 2011 was as follows:

Due Date	Principal Amount	Stated Interest Rate	Effective Interest Rate	Interest Payment Dates
	(In millions)
June 15, 2016	$400	2.650%	2.666%	June 15, December 15
October 15, 2017	200	7.125%	7.190%	April 15, October 15
June 15, 2021	750	4.300%	4.326%	June 15, December 15
June 15, 2041	600	5.850%	5.879%	June 15, December 15
Other debt	1

	1,951
Total unamortized discount	(4)

Total long-term debt	$1,947

Applied has debt agreements that contain financial and other covenants. These covenants require Applied to maintain certain minimum financial ratios. At January 29, 2012, Applied was in compliance with all such covenants.

Note 11    Restructuring Charges and Asset Impairments

On July 21, 2010, Applied announced a plan to restructure its Energy and Environmental Solutions segment, which was expected to impact between 400 to 500 positions globally. During the third quarter of fiscal 2010, Applied incurred employee severance charges of $45 million associated with this program. During the first quarter of fiscal 2011, as a result of changes in Applied’s operating environment and business requirements, Applied

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

revised its workforce reduction under this program to approximately 200 positions and recorded a favorable adjustment of $28 million. As of January 29, 2012, the severance accrual associated with restructuring reserves under this program was $1 million.

On November 11, 2009, Applied announced a restructuring program to reduce its global workforce as of October 25, 2009 by approximately 1,300 to 1,500 positions, or 10 to 12 percent, over a period of 18 months. During the third quarter of fiscal 2010, Applied revised its global workforce reduction under this program to approximately 1,000 positions. In fiscal 2010, Applied recorded restructuring charges of $84 million associated with this program. As of January 29, 2012, the severance accrual associated with restructuring reserves under this program was $3 million.

During the first quarter of fiscal 2011, Applied favorably adjusted the remaining severance accrual associated with a global restructuring program announced in the first quarter of fiscal 2009 by $4 million. As of January 29, 2012, no severance accrual remained under this program.

Changes in severance accruals associated with restructuring reserves for the first quarter of fiscal 2012 were as follows:

Severance
(In millions)
Balance, October 30, 2011	$6
Consumption of reserves	(2)

Balance, January 29, 2012	$4

In addition, as of January 29, 2012, Applied had $5 million in restructuring reserves associated with facilities. During the first quarter of fiscal 2011, Applied recorded asset impairment charges of $3 million related to a facility held-for-sale.

Note 12    Stockholders’ Equity, Comprehensive Income and Share-Based Compensation

Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income, on an after-tax basis where applicable, were as follows:

	January 29, 2012	October 30, 2011
	(In millions)
Pension liability	$(25)	$(25)
Unrealized gain on investments, net	18	17
Cumulative translation adjustments	14	14

	$7	$6

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table summarizes Applied’s stock repurchases for the first quarters of fiscal 2012 and 2011:

	Three Months Ended
	January 29, 2012	January 30, 2011
	(In millions, except per share amounts)
Shares of common stock repurchased	18	11
Cost of stock repurchased	$200	$150
Average price paid per share	$10.95	$13.74

Dividends

In December 2011, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.08 per share, aggregating $103 million, that will be paid on March 15, 2012 to stockholders of record as of February 23, 2012. Applied currently anticipates that it will continue to pay cash dividends on a quarterly basis in the future, although the declaration and amount of any future cash dividend are at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of Applied and its stockholders.

Share-Based Compensation

Applied has adopted stock plans that permit grants to employees of share-based awards, including stock options, restricted stock, restricted stock units (also referred to as “performance shares” under Applied’s principal equity compensation plan, the Employee Stock Incentive Plan) and performance units. In addition, the Employee Stock Incentive Plan provides for the automatic grant of restricted stock units to non-employee directors and permits the grant of share-based awards to consultants. Applied also has two Employee Stock Purchase Plans, one for United States employees and a second for international employees (collectively, ESPP), which enable eligible employees to purchase Applied common stock.

During the three months ended January 29, 2012 and January 30, 2011, Applied recognized share-based compensation expense related to stock options, ESPP shares, restricted stock units, restricted stock and performance units. Total share-based compensation and related tax benefits were as follows:

	Three Months Ended
	January 29, 2012	January 30, 2011
	(In millions)
Share-based compensation	$53	$33
Tax benefit recognized	$15	$10

The effect of share-based compensation on the results of operations for the three months ended January 29, 2012 and January 30, 2011 was as follows:

	Three Months Ended
	January 29, 2012	January 30, 2011
	(In millions)
Cost of products sold	$13	$11
Research, development, and engineering	13	10
Selling, general and administrative	27	12

Total share-based compensation	$53	$33

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

At January 29, 2012, Applied had $313 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of stock options, restricted stock units, restricted stock, performance units and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.9 years. At January 29, 2012, there were 150 million shares available for grants of stock options, restricted stock units, restricted stock, performance units and other share-based awards, and an additional 54 million shares available for issuance under the ESPP.

Stock Options

Applied grants options to purchase, at future dates, shares of its common stock to employees and consultants. The exercise price of each stock option equals the fair market value of Applied common stock on the date of grant. Options typically vest over three to four years, subject to the grantee’s continued service with Applied through the scheduled vesting date, and expire no later than seven years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Applied’s employee stock options have characteristics significantly different from those of publicly traded options. There were no stock options granted in the three months ended January 29, 2012 and January 30, 2011.

Stock option activity for the three months ended January 29, 2012 was as follows:

	Shares	Weighted Average Exercise Price
	(In millions, except per share amounts)
Outstanding, at October 30, 2011	30	$13.05
Assumed in Varian acquisition	5	$4.85
Exercised	—	$—
Canceled and forfeited	(8)	$16.77

Outstanding at January 29, 2012	27	$10.50

Exercisable at January 29, 2012	19	$11.61

Restricted Stock Units, Restricted Stock and Performance Units

Restricted stock units are converted into shares of Applied common stock upon vesting on a one-for-one basis. Restricted stock has the same rights as other issued and outstanding shares of Applied common stock except these shares have no right to dividends and are held in escrow until the award vests. Performance units are awards that result in a payment to a grantee in shares of Applied common stock on a one-for-one basis if performance goals and/or other vesting criteria established by the Human Resources and Compensation Committee of Applied’s Board of Directors (the Committee) are achieved or the awards otherwise vest. Restricted stock units, restricted stock and performance units typically vest over four years and vesting usually is subject to the grantee’s continued service with Applied and, in some cases, achievement of specified performance goals. The compensation expense related to the service-based awards is determined using the fair market value of Applied common stock on the date of the grant, and the compensation expense is recognized over the vesting period.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Restricted stock units, restricted stock and performance units granted to certain executive officers and other key employees are also subject to the achievement of specified performance goals (performance-based awards). These performance-based awards become eligible to vest only if performance goals are achieved and then actually will vest only if the grantee remains employed by Applied through each applicable vesting date.

For performance-based awards granted during fiscal 2011, 2010 and 2008, the performance goals require (i) the achievement of targeted annual, adjusted operating profit margin levels compared to Applied’s peer companies in at least one of the four fiscal years beginning with the fiscal year of the grant, and (ii) that Applied’s annual adjusted operating profit margin is positive in such year. An award that has become eligible for time-based vesting based on achievement of the performance goals will vest over approximately four years from the date of grant, provided that the grantee remains employed by Applied through each scheduled vesting date. Performance-based awards that do not become eligible for time-based vesting in a particular year may become eligible for time-based vesting in subsequent years up until the fourth fiscal year after grant, after which they are forfeited if the required performance goals have not been achieved. During the three months ended January 29, 2012, the Committee granted performance-based awards that require the achievement of positive and relative annual, adjusted operating profit margin goals in a manner similar to the previously granted performance-based awards, with additional shares becoming eligible for time-based vesting depending on certain levels of achievement of Applied’s total shareholder return (TSR) relative to a peer group comprised of companies in the Standard & Poor’s 500 Technology Sector measured at the end of a two-year period beginning fiscal 2012. The fair value of these performance-based awards is estimated on the date of the grant and assumes that the specified performance goals will be achieved. If the goals are achieved, these awards vest over a specified remaining service period as described above. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the service period and is reduced for estimated forfeitures.

As of January 29, 2012, 100 percent of the performance-based awards granted in fiscal 2011 had been earned based on performance and became subject to the additional time-based vesting requirements. As of January 29, 2012, 82 percent of the performance-based awards granted in fiscal 2010 had been earned based on performance and became subject to the additional time-based vesting requirements. The remaining 18 percent of the awards may still be earned, depending on future performance in one or both of fiscal years 2012 and 2013. As of January 29, 2012, 90 percent of the performance-based awards granted in fiscal 2008 had been earned. The remaining 10 percent of the awards were forfeited as specified performance goals were not fully achieved. No performance-based awards were granted in fiscal 2009.

Restricted stock unit, restricted stock and performance share unit activity for the three months ended January 29, 2012 was as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
	(In millions, except per share amounts)
Non-vested restricted stock units, restricted stock and performance units at October 30, 2011	28	$12.64	2.8 Years
Granted	14	$10.64
Vested	(5)	$13.08
Canceled	(1)	$13.55

Non-vested restricted stock units, restricted stock and performance units at January 29, 2012	36	$11.79	3.1 Years

At January 29, 2012, 1 million additional performance-based awards could be earned upon certain levels of achievement of Applied’s TSR relative to a peer group at a future date.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plans

Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. No shares were issued under the ESPP during the three months ended January 29, 2012 or January 30, 2011. Compensation expense associated with the ESPP is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

Note 13    Employee Benefit Plans

Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries, and a plan that provides certain medical and vision benefits to eligible retirees. A summary of the components of net periodic benefit costs of these defined and postretirement benefit plans for the three months ended January 29, 2012 and January 30, 2011 is presented below:

	Three Months Ended
	January 29, 2012	January 30, 2011
	(In millions)
Service cost	$4	$4
Interest cost	4	4
Expected return on plan assets	(3)	(3)

Net periodic benefit cost	$5	$5

Note 14    Income Taxes

Applied’s effective income tax rate slightly increased to 26.4% for the first quarter of fiscal 2012 from 25.6% for the first quarter of fiscal 2011. The rate for the first quarter of fiscal 2011 included the impact of legislation restoring the U.S. federal research and development tax credit, which favorably affected the effective tax rate by approximately 2 percentage points. Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, and the tax rate on equity compensation. Management carefully monitors these factors and timely adjusts the interim income tax rate accordingly.

A number of Applied’s tax returns remain subject to examination by taxing authorities. These include U.S. federal returns for fiscal 2008 and later years, California returns for fiscal 2006 and later years, tax returns for certain other states for fiscal 2006 and later years, and tax returns in certain jurisdictions outside of the United States for fiscal 2004 and later years.

The timing of the resolution of income tax examinations, as well as the amounts and timing of various tax payments that may be made as part of the resolution process, is highly uncertain and could cause an impact to Applied’s consolidated results of operations. This could also cause large fluctuations in the balance sheet classification of current assets and non-current assets and liabilities. Applied expects that unrecognized tax benefits will decrease by $9 million in the next 12 months.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 15    Warranty, Guarantees and Contingencies

Warranty

Changes in the warranty reserves during the three months ended January 29, 2012 and January 30, 2011 were as follows:

	Three Months Ended
	January 29, 2012	January 30, 2011
	(In millions)
Beginning balance	$168	$155
Provisions for warranty	30	51
Consumption of reserves	(37)	(33)

Ending balance	$161	$173

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

Guarantees

In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 29, 2012, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $51 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.

Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of January 29, 2012, Applied Materials, Inc. has provided parent guarantees to banks for approximately $186 million to cover these services.

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

In 2004, Applied filed a complaint for patent infringement against Jusung in the Hsinchu District Court in Taiwan seeking damages and a permanent injunction for infringement of a patent related to chemical vapor deposition (CVD) equipment. Jusung filed a counterclaim against Applied. On December 31, 2010, the Hsinchu District Court dismissed both actions, and appeals by both parties remain pending at the Taiwan Intellectual Property Court. Jusung unsuccessfully sought invalidation of Applied’s CVD patent in the Taiwanese Intellectual

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Property Office (TIPO). In September 2010, the Taipei Supreme Administrative Court dismissed Jusung’s appeal of the TIPO’s decision. In 2009, Jusung filed a second action with the TIPO seeking invalidation of Applied’s CVD patent, which action remains pending.

In 2006, Applied filed an action in the TIPO challenging the validity of a Jusung patent related to separability of the transfer chamber on a CVD tool. Jusung sued Applied and AKT America in the Hsinchu District Court in Taiwan alleging infringement of the same patent. In March 2009, the Hsinchu District Court dismissed Jusung’s lawsuit; in October, 2010, the Taiwan Intellectual Property Court dismissed Jusung’s appeal; and on December 1, 2011, the Supreme Administrative Court dismissed Jusung’s further appeal. Separately, the TIPO granted requests by Applied and another party to invalidate Jusung’s patent. Following intermediate court appeals, on December 15, 2011, the Supreme Administrative Court dismissed Jusung’s further appeal, irrevocably invalidating Jusung’s patent. In November 2009, Applied filed an action in China with the Patent Reexamination Board of the State Intellectual Property Office seeking to invalidate a Chinese counterpart to Jusung’s separable chamber patent. On June 18, 2010, the Patent Reexamination Board issued a decision invalidating Jusung’s patent in China. Jusung appealed to the Beijing No. 1 Intermediate People’s Court and on June 13, 2011, this Court dismissed Jusung’s appeal. Jusung appealed this decision to the Beijing High People’s Court in July 2011, and Jusung’s appeal remains pending.

In 2006, Jusung filed a complaint of private prosecution in the Taipei District Court of Taiwan alleging that Applied’s outside counsel received from the Court and used a copy of an expert report that Jusung had filed in the ongoing patent infringement lawsuits that Jusung had intended to remain confidential. The complaint named as defendants Applied’s outside counsel in Taiwan, as well as Michael R. Splinter, Applied’s Chairman, President and Chief Executive Officer, as the statutory representative of Applied. The Taipei District Court dismissed the private prosecution complaint, and the matter was transferred to the Taipei District Attorney’s Office. The Taipei District Attorney’s Office issued six separate rulings not to prosecute, each of which Jusung appealed. In the first five instances, the Taiwan High Court District Attorney returned the matter to the Taipei District Attorney’s Office for further consideration. Following the sixth ruling not to prosecute, the Taiwan High Court District Attorney dismissed Jusung’s appeal. Jusung then petitioned to the Taipei District Court for a trial, and the Court announced on February 7, 2012 that it will dismiss Jusung’s petition.

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

Environmental Matters

Liabilities for future remediation costs are recorded when environmental assessments and/or remedial efforts are probable and costs can be reasonably estimated. Environmental liabilities classified as current are included in accounts payable and accrued expenses with the non-current portion included in other liabilities. Generally, the timing of these accruals is based on the completion of a feasibility study or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable undiscounted future costs based on currently available information. Should new information become available, the liability would be adjusted.

In connection with the acquisition of Varian, Applied assumed certain environmental liabilities, including environmental investigation and remediation costs. Environmental remediation costs incurred were not material for the three months ended January 29, 2012. At January 29, 2012, Applied’s environmental liability was $9 million, of which $8 million was classified as non-current and included in other liabilities. As part of accounting for the acquisition of Varian, Applied performed a review and assessment of the assumed environmental liabilities. Management believes that the liability arising from environmental-related matters is not material to Applied’s consolidated financial position.

Prior to the acquisition, Varian had entered into a settlement agreement with an insurance company to pay a portion of the past and future environmental-related expenditures. Accordingly, as part of the acquisition, Applied recorded a receivable of $2 million as of January 29, 2012, which is included in other assets.

Note 16    Industry Segment Operations

Applied’s four reportable segments are: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Segment information is presented based upon Applied’s management organization structure as of January 29, 2012, and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.

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

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

In November 2011, Applied completed its acquisition of Varian. Beginning in the first quarter of fiscal 2012, the acquired business is primarily included in the results for the Silicon Systems Group and Applied Global Services segments, with certain corporate functions included in corporate and unallocated costs.

The Silicon Systems Group segment includes semiconductor capital equipment for etch, rapid thermal processing, deposition, chemical mechanical planarization, metrology and inspection, wafer packaging, and ion implantation.

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

Net sales and operating income (loss) for each reportable segment for the three months ended January 29, 2012 and January 30, 2011 were as follows:

	Net Sales	Operating Income (loss)
	(In millions)
2012:
Silicon Systems Group	$1,344	$271
Applied Global Services	534	107
Display	104	5
Energy and Environmental Solutions	207	(23)

Total Segment	$2,189	$360

2011:
Silicon Systems Group	$1,496	$543
Applied Global Services	567	85
Display	147	28
Energy and Environmental Solutions	476	144

Total Segment	$2,686	$800

In the first quarter of fiscal 2011, Applied recorded a favorable adjustment of $28 million related to a restructuring program announced in fiscal 2010 that was reported in the Energy and Environmental Solutions segment.

APPLIED MATERIALS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Reconciliations of total segment operating income to Applied’s consolidated operating income for the three months ended January 29, 2012 and January 30, 2011 were as follows:

	Three Months Ended
	January 29, 2012	January 30, 2011
	(In millions)
Total segment operating income	$360	$800
Corporate and unallocated costs	(181)	(127)
Restructuring and asset impairment benefit, net	—	1

Income from operations	$179	$674

Corporate and unallocated costs included $36 million of deal costs and other acquisition-related costs related to the Varian acquisition.

The following companies accounted for at least 10 percent of Applied’s net sales for the three months ended January 29, 2012, which were for products in multiple reportable segments.

January 29, 2012
Samsung Electronics Co., Ltd .	27%
Taiwan Semiconductor Manufacturing Company Limited	12%

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

Overview

Applied provides manufacturing equipment, services and software to the global semiconductor, flat panel display, solar photovoltaic (PV) and related industries. Applied’s customers include manufacturers of semiconductor wafers and chips, flat panel liquid crystal displays (LCDs), solar PV cells and modules, and other electronic devices. These customers may use what they manufacture in their own end products or sell the items to other companies for use in advanced electronic components. Applied operates in four reportable segments: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. A summary of financial information for each reportable segment is found in Note 16 of Notes to Consolidated Condensed Financial Statements. A discussion of factors that could affect Applied’s operations is set forth under “Risk Factors” in Item 1A of Part II of this report, which is incorporated herein by reference. Product development and manufacturing activities occur primarily in North America, Europe, Israel and Asia. Applied’s broad range of equipment and service products are highly technical and are sold primarily through a direct sales force.

Applied’s results historically have been driven primarily by worldwide demand for semiconductors, which in turn depends on end-user demand for electronic products. Each of Applied’s businesses is subject to highly cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for chips, LCDs, solar PVs and other electronic devices, as well as other factors, such as global economic and market conditions, and technological advances in fabrication processes. In light of this cyclicality, Applied’s results can vary significantly year over year, as well as quarter over quarter.

The following table presents certain significant measurements for the three months ended January 29, 2012, October 30, 2011 and January 30, 2011:

	Three Months Ended			Change January 29, 2012 Compared to October 30, 2011	Change January 29, 2012 Compared to January 30, 2011
	January 29, 2012	October 30, 2011	January 30, 2011
	(In millions, except per share amounts and percentages)
New orders	$2,008	$1,595	$2,971	$413	$(963)
Net sales	$2,189	$2,182	$2,686	$7	$(497)
Gross margin	$786	$852	$1,136	$(66)	$(350)
Gross margin percent	36%	39%	42%	(3) points	(6) points
Operating income	$179	$361	$674	$(182)	$(495)
Operating margin percent	8%	17%	25%	(9) points	(17) points
Net income	$117	$456	$506	$(339)	$(389)
Diluted earnings per share	$0.09	$0.34	$0.38	$(0.25)	$(0.29)

Non-GAAP Results
Gross margin	$890	$862	$1,145	$28	$(255)
Gross margin percent	41%	40%	43%	1 point	(2) points
Operating income	$344	$384	$659	$(40)	$(315)
Operating margin percent	16%	18%	25%	(2) points	(9) points
Net income	$240	$271	$484	$(31)	$(244)
Diluted earnings per share	$0.18	$0.21	$0.36	$(0.03)	$(0.18)

Reconciliations of non-GAAP measures are presented under “Non-GAAP Results” below.

The first quarter of fiscal 2012, fourth quarter of fiscal 2011, and first quarter of fiscal 2011 each contained 13 weeks.

In November 2011, Applied completed its acquisition of Varian Semiconductor Equipment Associates, Inc. (Varian). Beginning in the first quarter of fiscal 2012, the acquired business is included in Applied’s consolidated results of operations and in the results for the Silicon Systems Group and Applied Global Services segments. For the three months ended January 29, 2012, net sales of Varian products were approximately $200 million.

Financial results for the first quarter of fiscal 2012 as compared to the fourth quarter of fiscal 2011 reflected an increase in new orders, while net sales remained essentially flat. The increase in new orders reflected increased demand for semiconductor equipment, partially offset by softness in spares demand and a weak industry environment for display and solar equipment. Operating income in the first quarter of fiscal 2012 included $153 million of charges attributable to the acquisition of Varian consisting of inventory fair value adjustments on products sold, amortization of purchased intangible assets, share-based compensation associated with accelerated vesting, deal costs and other integration costs. Of this amount, $96 million was recorded under cost of products sold and $57 million was included in operating expenses. Operating expenses included $36 million of deal costs and other acquisition-related costs, which were not allocated to the segments.

Financial results for the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 reflected decreased demand across all segments due to uncertain global economic and industry conditions. Total new orders and net sales in the quarter decreased year-over-year, primarily due to decreased demand for crystalline silicon (c-Si) solar PV equipment and LCD TV equipment. Operating income in the first quarter of fiscal 2011 included a favorable adjustment to restructuring reserves of $32 million, offset by asset impairment charges of $3 million.

Results of Operations

New Orders

New orders by geographic region, determined by the location of customers’ facilities, for the three months ended January 29, 2012, October 30, 2011 and January 30, 2011 were as follows:

	January 29, 2012		October 30, 2011		January 30, 2011		% Change January 29, 2012 Compared to October 30, 2011	% Change January 29, 2012 Compared to January 30, 2011
	($)	(%)	($)	(%)	($)	(%)
	(In millions, except percentages)
Korea	666	33	330	21	225	8	102	196
Taiwan	367	18	283	18	745	25	30	(51)
Japan	167	8	173	11	187	6	(3)	(11)
China	82	4	211	13	654	22	(61)	(87)
Southeast Asia	50	3	98	6	135	4	(49)	(63)

Asia Pacific	1,332	66	1,095	69	1,946	65	22	(32)
North America(*)	467	23	324	20	679	23	44	(31)
Europe	209	11	176	11	346	12	19	(40)

Total	2,008	100	1,595	100	2,971	100	26	(32)

(*)	Primarily the United States.

New orders of $2.0 billion for the first quarter of fiscal 2012, including approximately $270 million in new orders for Varian products, were up 26 percent from the fourth quarter of fiscal 2011. The increase was primarily attributable to increased demand for semiconductor equipment from foundry customers, partially offset by decreased demand from solar equipment customers

New orders for the first quarter of fiscal 2012 were down 32 percent from the first quarter of fiscal 2011. The decrease was primarily attributable to sharp decreases in demand for c-Si solar products and LCD TV equipment.

For the first quarter of fiscal 2012, orders to customers in Korea had the largest increase as compared to the fourth quarter of fiscal 2011, the majority of which were for semiconductor equipment. Orders to customers in Korea for the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 increased, while orders to customers in all other regions decreased.

New orders by reportable segment for the three months ended January 29, 2012, October 30, 2011 and January 30, 2011 were as follows:

	January 29, 2012		October 30, 2011		January 30, 2011		% Change January 29, 2012 Compared to October 30, 2011	% Change January 29, 2012 Compared to January 30, 2011
	($)	(%)	($)	(%)	($)	(%)
	(In millions, except percentages)
Silicon Systems Group	1,418	70	925	58	1,610	54	53	(12)
Applied Global Services	517	26	564	35	552	19	(8)	(6)
Display	40	2	20	1	142	5	100	(72)
Energy and Environmental Solutions	33	2	86	6	668	22	(62)	(95)

Total	2,008	100	1,595	100	2,971	100	26	(32)

For the three months ended January 29, 2012, combined new orders for the Silicon Systems Group and Applied Global Services as a percentage of total new orders slightly increased compared to the three months ended October 30, 2011, while combined new orders for Display and Energy and Environmental Solutions as a percentage of total new orders slightly decreased.

New orders for the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 reflected decreased demand across all segments. For the three months ended January 29, 2012, combined new orders for the Silicon Systems Group and Applied Global Services as a percentage of total new orders increased compared to the three months ended January 30, 2011, while combined new orders for Display and Energy and Environmental Solutions as a percentage of total new orders decreased.

Applied’s backlog for the most recent three fiscal quarters was as follows: $2.2 billion at January 29, 2012, $2.4 billion at October 30, 2011, and $3.2 billion at July 31, 2011. Backlog adjustments for the quarter ended January 29, 2012 were negative and totaled $52 million. Negative backlog adjustments of $146 million consisted of financial debookings, cancellations and foreign exchange effects primarily related to solar customers. Negative adjustments were offset in part by $94 million of acquired Varian backlog. Backlog consists of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; (2) contractual service revenue and maintenance fees to be earned within the next 12 months; and (3) orders for SunFab™ thin film solar lines that are anticipated to be recognized as revenue within the next 12 months. Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods, due to the potential for customer changes in delivery schedules or cancellation of orders. In the first quarter of fiscal 2012, approximately 67% of the net sales in the Silicon Systems Group, Applied’s largest business segment, were from orders received and shipped in the same quarter.

Backlog by reportable segment as of January 29, 2012, October 30, 2011 and January 30, 2011 was as follows:

	January 29, 2012		October 30, 2011		January 30, 2011		% Change January 29, 2012 Compared to October 30, 2011	% Change January 29, 2012 Compared to January 30, 2011
	($)	(%)	($)	(%)	($)	(%)
	(In millions, except percentages)
Silicon Systems Group	1,044	48	913	38	1,202	34	14	(13)
Applied Global Services	649	30	662	28	807	23	(2)	(20)
Display	267	12	337	14	499	14	(21)	(46)
Energy and Environmental Solutions	202	10	480	20	1,028	29	(58)	(80)

Total	2,162	100	2,392	100	3,536	100	(10)	(39)

Net Sales

Net sales by geographic region, determined by the location of customers’ facilities, for the three months ended January 29, 2012, October 30, 2011 and January 30, 2011 were as follows:

	January 29, 2012		October 30, 2011		January 30, 2011		% Change January 29, 2012 Compared to October 30, 2011	% Change January 29, 2012 Compared to January 30, 2011
	($)	(%)	($)	(%)	($)	(%)
Korea	628	29	363	17	169	6	73	272
Taiwan	489	22	353	16	635	24	39	(23)
Japan	217	10	255	12	166	6	(15)	31
China	180	8	408	19	674	25	(56)	(73)
Southeast Asia	79	4	98	4	154	6	(19)	(49)

Asia Pacific	1,593	73	1,477	68	1,798	67	8	(11)
North America(*)	417	19	434	20	610	23	(4)	(32)
Europe	179	8	271	12	278	10	(34)	(36)

Total	2,189	100	2,182	100	2,686	100	—	(19)

(*)	Primarily the United States.

Net sales of $2.2 billion for the first quarter of fiscal 2012 as compared to the fourth quarter of fiscal 2011 remained essentially flat, and were down 19 percent from the first quarter of fiscal 2011. Net sales for the first quarter of fiscal 2012 included sales of Varian products of approximately $200 million. The decrease in net sales compared to the first quarter of fiscal 2011 reflected decreased demand for c-Si solar products and LCD TV equipment.

For the first quarter of fiscal 2012, net sales to customers in Korea, the majority of which were for semiconductor equipment, had the largest increase compared to the fourth quarter of fiscal 2011 and the first quarter of fiscal 2011. In the first quarter of fiscal 2012, the majority of net sales in Korea, Taiwan and North America reflected purchases of semiconductor products.

Net sales by reportable segment for the three months ended January 29, 2012, October 30, 2011 and January 30, 2011 were as follows:

	January 29, 2012		October 30, 2011		January 30, 2011		% Change January 29, 2012 Compared to October 30, 2011	% Change January 29, 2012 Compared to January 30, 2011
	($)	(%)	($)	(%)	($)	(%)
Silicon Systems Group	1,344	61	1,067	49	1,496	56	26	(10)
Applied Global Services	534	24	629	29	567	21	(15)	(6)
Display	104	5	171	8	147	5	(39)	(29)
Energy and Environmental Solutions	207	10	315	14	476	18	(34)	(57)

Total	2,189	100	2,182	100	2,686	100	—	(19)

Net sales for the first quarter of fiscal 2012 as compared to the fourth quarter of fiscal 2011 increased for the Silicon Systems Group and decreased in all other segments. Net sales for the first quarter of fiscal 2012 decreased across all segments compared to the first quarter of fiscal 2011. For the three months ended January 29, 2012, combined net sales for the Silicon Systems Group and Applied Global Services as a percentage of net sales increased compared to the three months ended October 30, 2011 and January 30, 2011, while combined net sales in Display and Energy and Environmental Solutions as a percentage of total net sales decreased.

Gross Margin

Gross margins for the three months ended January 29, 2012, October 30, 2011 and January 30, 2011 were as follows:

	Three Months Ended			Change January 29, 2012 Compared to October 30, 2011		Change January 29, 2012 Compared to January 30, 2011
	January 29, 2012	October 30, 2011	January 30, 2011
	(In millions, except percentages)
Gross margin	$786	$852	$1,136	$(66)		$(350)
Gross margin (% of net sales)	36%	39%	42%	(3	) points	(6	) points
Non-GAAP Results
Gross margin	$890	$862	$1,145	$28		$(255)
Gross margin (% of net sales)	41%	40%	43%	1	point	(2	) points

The decrease in the gross margin for the first quarter of fiscal 2012 as compared to each of the fourth and first quarters of fiscal 2011 was principally attributable to changes in segment product mix, the amortization of acquired Varian inventory step-up and additional inventory charges. Gross margin during the first quarters of fiscal 2012 and 2011 included $13 million and $11 million of share-based compensation expense, respectively. Non-GAAP gross margin for the first quarter of fiscal 2012 was $890 million, up 1.2 points from the fourth quarter of fiscal 2011 and down from $1.1 billion for the first quarter of fiscal 2011. Reconciliations of non-GAAP measures are presented under “Non-GAAP Results” below.

Research, Development and Engineering

Research, Development and Engineering expenses for the three months ended January 29, 2012, October 30, 2011 and January 30, 2011 were as follows:

	Three Months Ended			Change January 29, 2012 Compared to October 30, 2011	Change January 29, 2012 Compared to January 30, 2011
	January 29, 2012	October 30, 2011	January 30, 2011
	(In millions)
Research, development and engineering	$304	$269	$270	$35	$34

Applied’s future operating results depend to a considerable extent on its ability to maintain a competitive advantage in the equipment and service products it provides. Applied believes that it is critical to continue to make substantial investments in RD&E to assure the availability of innovative technology that meets the current and projected requirements of its customers’ most advanced designs. Applied historically has maintained its commitment to investing in RD&E in order to continue to offer new products and technologies. The increase in RD&E expense for the first quarter of fiscal 2012 as compared to each of the fourth and first quarters of fiscal 2011 was primarily due to RD&E expenses incurred by Varian of approximately $37 million. RD&E expense during the first quarters of fiscal 2012 and 2011 included $13 million and $10 million of share-based compensation expense, respectively. Development cycles range from 12 to 36 months depending on whether the product is an enhancement of an existing product, which typically has a shorter development cycle, or a new product, which typically has a longer development cycle. Most of Applied’s existing products resulted from internal development activities and innovations involving new technologies, materials and processes. In certain instances, Applied acquires technologies, either in existing or new product areas, to complement its existing technology capabilities and to reduce time to market.

Marketing, Selling, General and Administrative

Marketing, selling, general and administrative expenses for the three months ended January 29, 2012, October 30, 2011 and January 30, 2011 were as follows:

	Three Months Ended			Change January 29, 2012 Compared to October 30, 2011	Change January 29, 2012 Compared to January 30, 2011
	January 29, 2012	October 30, 2011	January 30, 2011
	(In millions)
Marketing, selling, general and administrative	$303	$222	$221	$81	$82

The increase in marketing, selling, general and administrative expenses for the first quarter of fiscal 2012 as compared to the fourth and first quarters of fiscal 2011 was primarily due to the addition of Varian and acquisition-related costs incurred in connection with the Varian acquisition aggregating $86 million. Marketing, selling and general and administrative expenses during the first quarters of fiscal 2012 and 2011 included $27 million and $12 million of share-based compensation expense, respectively.

Restructuring Charges and Asset Impairments

Restructuring charges and asset impairment expenses for the three months ended January 29, 2012, October 30, 2011 and January 30, 2011 were as follows:

	Three Months Ended			Change January 29, 2012 Compared to October 30, 2011	Change January 29, 2012 Compared to January 30, 2011
	January 29, 2012	October 30, 2011	January 30, 2011
	(In millions)
Restructuring charges and asset impairments	$—	$—	$(29)	$—	$29

During the first quarter of fiscal 2011, as a result of changes in Applied’s operating environment and business requirements, Applied revised its workforce reduction associated with a restructuring program in its Energy and Environmental Solutions segment announced in the third quarter of fiscal 2010, and recorded a favorable adjustment of $28 million. In addition, Applied favorably adjusted the remaining severance accrual associated with a global restructuring program announced in the first quarter of fiscal 2009 by $4 million. Also, during the first quarter of fiscal 2011, Applied recorded an asset impairment charge of $3 million related to a facility held for sale.

For further details, see Note 11 of Notes to Consolidated Condensed Financial Statements.

Interest and Other Expenses

Interest and other expenses for the three months ended January 29, 2012, October 30, 2011 and January 30, 2011 were as follows:

	Three Months Ended			Change January 29, 2012 Compared to October 30, 2011	Change January 29, 2012 Compared to January 30, 2011
	January 29, 2012	October 30, 2011	January 30, 2011
	(In millions)
Interest and other expenses	$24	$24	$5	$—	$19

Interest and other expenses for the first quarter of fiscal 2012 remained flat as compared to the fourth quarter of fiscal 2011. The increase in interest and other expenses in the first quarter of fiscal 2012 from the first quarter of fiscal 2011 was primarily due to interest of $23 million on senior unsecured notes issued in the third fiscal quarter of 2011.

Interest and Other Income, Net

Interest and other income, net, for the three months ended January 29, 2012, October 30, 2011 and January 30, 2011 were as follows:

	Three Months Ended			Change January 29, 2012 Compared to October 30, 2011	Change January 29, 2012 Compared to January 30, 2011
	January 29, 2012	October 30, 2011	January 30, 2011
	(In millions)
Interest and other income, net	$4	$10	$11	$(6)	$(7)

The decrease in interest and other income, net in the first quarter of fiscal 2012 from the fourth quarter of fiscal 2011 was primarily due to a decrease in gains realized on sale of investment securities. The decrease in interest and other income, net in the first quarter of fiscal 2012 from the first quarter of fiscal 2011 was primarily due to a decrease in gains realized on sale of investment securities and lower interest rates.

Income Taxes

Income tax expenses (benefit) for the three months ended January 29, 2012, October 30, 2011 and January 30, 2011 were as follows:

	Three Months Ended			Change January 29, 2012 Compared to October 30, 2011	Change January 29, 2012 Compared to January 30, 2011
	January 29, 2012	October 30, 2011	January 30, 2011
			(In millions, except percentages)
Provision (benefit) for income taxes	$42	$(112)	$174	$154	$(132)
Effective income tax rate	26.4%	(32.6)%	25.6%	59.0 points	0.8 point

Applied’s effective income tax rate increased to 26.4% for the first quarter of fiscal 2012 from a benefit of 32.6% for the fourth quarter of fiscal 2011 and slightly increased from 25.6% for the first quarter of fiscal 2011. The rate for the fourth quarter of fiscal 2011 included a favorable U.S. Internal Revenue Service audit settlement of $203 million. The rate for the first quarter of fiscal 2011 included the impact of legislation restoring the U.S. federal research and development tax credit, which favorably affected the effective tax rate by 2 percentage points. Applied’s future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of Applied’s pre-tax income, and the tax rate on equity compensation. Management carefully monitors these factors and timely adjusts the interim income tax rate accordingly.

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

Silicon Systems Group Segment

The Silicon Systems Group segment includes semiconductor capital equipment for deposition, etch, rapid thermal processing, chemical mechanical planarization, metrology and inspection, wafer packaging and, with the addition of Varian, ion implantation. Development efforts are focused on solving customers’ key technical challenges, including transistor performance and nanoscale patterning, and improving chip manufacturing productivity to reduce costs.

The competitive environment for the Silicon Systems Group in the first quarter of fiscal 2012 reflected continued investment in the semiconductor industry driven by capacity demand for mobile computing. Foundry customers led capacity additions for leading edge technology nodes, constituting the primary driver for net sales of the Silicon Systems Group for the first quarter of fiscal 2012. DRAM investment remained low in the period due to lack of profitability and oversupply in the DRAM memory market.

Certain significant measures for the three months ended January 29, 2012, October 30, 2011 and January 30, 2011 were as follows:

	January 29, 2012	October 30, 2011	January 30, 2011	Change January 29, 2012 Compared to October 30, 2011		Change January 29, 2012 Compared to January 30, 2011
	(In millions, except percentages)
New orders	$1,418	$925	$1,610	$493	53%	$(192)	(12)%
Net sales	1,344	1,067	1,496	277	26%	(152)	(10)%
Operating income	271	278	543	(7)	(3)%	(272)	(50)%
Operating margin	20%	26%	36%		(6) points		(16) points
Non-GAAP Results
Operating income	386	284	546	102	36%	(160)	(29)%
Operating margin	29%	27%	36%		2 points		(7) points

New orders for the first quarter of fiscal 2012 increased by $493 million as compared to the fourth quarter of fiscal 2011, reflecting increased demand from foundry customers and the addition of Varian’s business. New orders included approximately $210 million for Varian products. New orders decreased by $192 million to $1.4 billion for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011, primarily due to decreased demand from logic customers.

New orders for the Silicon Systems Group by end use application for the three months ended January 29, 2012, October 30, 2011 and January 30, 2011 were as follows:

	January 29, 2012	October 30, 2011	January 30, 2011
Foundry	57%	46%	54%
Memory	29%	22%	23%
Logic and other	14%	32%	23%

Net sales for the first quarter of fiscal 2012 increased by $277 million as compared to the fourth quarter of fiscal 2011 due to increased investment by foundry customers. Net sales included approximately $150 million for Varian products. Net sales decreased by $152 million to $1.3 billion for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011, primarily due to decreased investment by logic customers. Three customers accounted for 69 percent of net sales in this segment for the first quarter of fiscal 2012. Approximately 67 percent of net sales in the first quarter of fiscal 2012 were for orders received and shipped within the quarter.

The segment’s book to bill ratio (new orders divided by net sales) for the first quarter of fiscal 2012 increased to 1.1 compared to 0.9 for the fourth quarter of fiscal 2011 and remained essentially flat at 1.1 compared to the first quarter of fiscal 2011. Operating income for the first quarter of fiscal 2012 remained essentially flat compared to the fourth quarter of fiscal 2011, while operating margin decreased from 26 percent in the fourth quarter of fiscal 2011 to 20 percent in the first quarter of fiscal 2012. The decrease in operating margin was primarily attributable to change in customer and product mix with the inclusion of Varian and incremental costs associated with Varian operations. Operating income decreased by $272 million to $271 million for the first quarter of fiscal 2012 compared to first quarter of fiscal 2011, reflecting the decrease in net sales, incremental costs associated with Varian operations, inventory fair value adjustments on products sold, amortization of purchased intangible assets, share-based compensation associated with accelerated vesting and other integration costs associated with the acquisition. Non-GAAP operating income for the first quarter of fiscal 2012 was $386 million or 29 percent of net sales, up from $284 million or 27 percent of net sales from the fourth quarter of fiscal 2011 and down from $546 million or 36 percent of net sales from the first quarter of fiscal 2011. Reconciliations of non-GAAP measures are presented under “Non-GAAP Results” below.

The following regions accounted for at least 30 percent of total net sales for the Silicon Systems Group segment for one or more of the three months ended January 29, 2012, October 30, 2011 or January 30, 2011:

	Three Months Ended
	January 29, 2012		October 30, 2011		January 30, 2011		% Change January 29, 2012 Compared to October 30, 2011	% Change January 29, 2012 Compared to January 30, 2011
	($)	(%)	($)	(%)	(%)	(%)
	(In millions, except percentages)
Korea	552	41	258	24	118	8	114	368
North America	280	21	312	29	487	33	(10)	(43)

In the first quarter of fiscal 2012, customers in Korea and North America accounted for 62 percent of total net sales for this segment. In the first quarter of fiscal 2011, customers in North America and Taiwan accounted for 60 percent of total net sales for the Silicon Systems Group segment.

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

Industry conditions that affected Applied Global Services’ sales of spares and services in the first quarter of fiscal 2012 were principally semiconductor manufacturers’ wafer starts as well as foundry utilization rates.

Certain significant measures for the three months ended January 29, 2012, October 30, 2011 and January 30, 2011 were as follows:

	January 29, 2012	October 30, 2011	January 30, 2011	Change January 29, 2012 Compared to October 30, 2011		Change January 29, 2012 Compared to January 30, 2011
	(In millions, except percentages)
New orders	$517	$564	$552	$(47)	(8)%	$(35)	(6)%
Net sales	534	629	567	(95)	(15)%	(33)	(6)%
Operating income	107	160	85	(53)	(33)%	22	26%
Operating margin	20%	25%	15%		(5) points		5 points
Non-GAAP Results
Operating income	113	162	87	(49)	(30)%	26	30%
Operating margin	21%	26%	15%		(5) points		6 points

New orders for the first quarter of fiscal 2012 decreased by $47 million as compared to the fourth quarter of fiscal 2011, and net sales decreased by $95 million, reflecting lower wafer starts, partially offset by the addition of Varian’s business. New orders included approximately $60 million for Varian products and services. Net sales for the fourth quarter of fiscal 2011 included $71 million in sales for two thin film solar projects.

New orders for the first quarter of fiscal 2012 decreased by $35 million to $517 million for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011, and net sales decreased by $33 million. The decreases in new orders and net sales were primarily due to lower demand for refurbished equipment. Net sales included approximately $50 million for Varian products and services. The book to bill ratio was 1.0 for the first quarters of both fiscal 2012 and 2011, and was 0.9 for the fourth quarter of fiscal 2011.

Operating income and non-GAAP operating income for the first quarter of fiscal 2012 both decreased as compared to the fourth quarter of fiscal 2011, reflecting decreased net sales. Operating income increased by $22 million to $107 million for the first quarter of fiscal 2012 compared to first quarter of fiscal 2011. The increase in operating income for the first quarter of fiscal 2012 was a result of improved margins on spares and remanufactured equipment. Non-GAAP operating income for the first quarter of fiscal 2012 was $113 million or 21 percent of net sales, up from $87 million or 15 percent of net sales from the first quarter of fiscal 2011. Reconciliations of non-GAAP measures are presented under “Non-GAAP Results” below.

Display Segment

The Display segment encompasses products for manufacturing LCDs for TVs, personal computers, tablet PCs, smart phones, and other consumer-oriented devices. The segment is focused on expanding market share by differentiation with larger-scale substrates for TVs, entry into new markets such as the low temperature polysilicon (LTPS) and touch panel sectors, and development of products to enable cost reductions through productivity and uniformity.

The competitive environment for Applied’s Display segment in the first quarter of fiscal 2012 was characterized by decreased capacity requirements for larger flat panel televisions and growing demand for touch screen devices compared to the prior year. The display industry remains in a down-cycle.

Certain significant measures for the three months ended January 29, 2012, October 30, 2011 and January 30, 2011 were as follows:

	January 29, 2012	October 30, 2011	January 30, 2011	Change January 29, 2012 Compared to October 30, 2011		Change January 29, 2012 Compared to January 30, 2011
	(In millions, except percentages)
New orders	$40	$20	$142	$20	100%	$(102)	(72)%
Net sales	104	171	147	(67)	(39)%	(43)	(29)%
Operating income	5	31	28	(26)	(84)%	(23)	(82)%
Operating margin	5%	18%	19%		(13) points		(14) points
Non-GAAP Results
Operating income	7	33	30	(26)	(79)%	(23)	(77)%
Operating margin	7%	19%	20%		(12) points		(13) points

New orders for the first quarter of fiscal 2012 increased by $20 million to $40 million as compared to the fourth quarter of fiscal 2011, while net sales decreased by $67 million to $104 million, reflecting ongoing weakness in LCD TV equipment demand. New orders decreased by $102 million for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 and net sales decreased by $43 million to $104 million. The decrease in new orders and net sales year over year reflected weakness in demand for LCD TV equipment, offset in part by demand for touch panel and LTPS systems to manufacture new mobile devices like smart phones and tablets.

The book to bill ratio slightly increased to 0.4 for the first quarter of fiscal 2012 compared to 0.1 for the fourth quarter of fiscal 2011. The book to bill ratio, however, decreased compared to 1.0 for the first quarter of fiscal 2011, reflecting lower new orders and net sales. For the first quarter of fiscal 2012, operating income decreased by $26 million to $5 million as compared to the fourth quarter of fiscal 2011 and decreased by $23 million compared to first quarter of fiscal 2011 reflecting the decrease in net sales. Non-GAAP operating income for the first quarter of fiscal 2012 was $7 million or 7 percent of net sales, down from $33 million or 19 percent of net sales from the fourth quarter of fiscal 2011 and down from $30 million or 20 percent of net sales from the first quarter of fiscal 2011. Reconciliations of non-GAAP measures are presented under “Non-GAAP Results” below.

The following regions accounted for at least 30 percent of total net sales for the Display segment for one or more of the three months ended January 29, 2012, October 30, 2011 or January 30, 2011:

	Three Months Ended
	January 29, 2012		October 30, 2011		January 30, 2011		% Change January 29, 2012 Compared to October 30, 2011	% Change January 29, 2012 Compared to January 30, 2011
	($)	(%)	($)	(%)	($)	(%)
	(In millions, except percentages)
Taiwan	45	43	60	35	80	54	(25)	(44)
China	18	17	75	44	62	42	(76)	(71)

Four customers accounted for 64 percent of net sales in the Display segment for the first quarter of fiscal 2012. Customers in Taiwan and China continued to account for the majority of net sales in this segment for the first quarter of fiscal 2012.

Energy and Environmental Solutions Segment

The Energy and Environmental Solutions segment includes products for fabricating c–Si solar PVs, high throughput roll-to-roll coating systems for flexible electronics and web products, and systems used in the manufacture of energy-efficient glass. This business is focused on delivering solutions to generate and conserve energy, with an emphasis on lowering the cost to produce solar power by providing equipment to enhance manufacturing scale and efficiency.

Certain significant measures for the three months ended January 29, 2012, October 30, 2011 and January 30, 2011 were as follows:

	January 29, 2012	October 30, 2011	January 30, 2011	Change January 29, 2012 Compared to October 30, 2011		Change January 29, 2012 Compared to January 30, 2011
	(In millions, except percentages)
New orders	$33	$86	$668	$(53)	(62)%	$(635)	(95)%
Net sales	207	315	476	(108)	(34)%	(269)	(57)%
Operating income (loss)	(23)	17	144	(40)	(235)%	(167)	(116)%
Operating margin	(11)%	5%	30%		(16) points		(41) points
Non-GAAP Results
Operating income	(17)	23	122	(40)	(174)%	(139)	(114)%
Operating margin	(8)%	7%	26%		(15) points		(34) points

New orders for the first quarter of fiscal 2012 decreased by $53 million to $33 million as compared to the fourth quarter of fiscal 2011, and net sales decreased by $108 million to $207 million, reflecting solar industry overcapacity. For the first quarter of fiscal 2012, new orders decreased by $635 million and net sales decreased by $269 million. The year over year decreases in new orders and net sales were also due to excess manufacturing capacity. For the first quarter of fiscal 2012, 73 percent of the segment’s net sales were from products shipped prior to fiscal 2012 and reported as deferred revenue at October 30, 2011.

The book to bill ratio decreased to 0.2 for the first quarter of fiscal 2012, reflecting decreased demand, compared to 0.3 for the fourth quarter of fiscal 2011 and 1.4 for the first quarter of fiscal 2011. The Energy and Environmental Solutions segment reported an operating loss of $23 million for the first quarter of fiscal 2012 compared to operating income of $17 million for the fourth quarter of fiscal 2011 and $144 million for the first quarter of fiscal 2011, primarily attributable to lower net sales of c-Si solar products and inventory charges of $31 million. Non-GAAP operating loss for the first quarter of fiscal 2012 was $17 million, while non-GAAP operating income was $23 million for the fourth quarter of fiscal 2011 and $122 million for the first quarter of fiscal 2011. Reconciliations of non-GAAP measures are presented under “Non-GAAP Results” below.

The following regions accounted for at least 30 percent of total net sales for the Energy and Environmental Solutions segment for one or more of the three months ended January 29, 2012, October 30, 2011 or January 30, 2011:

	January 29, 2012		October 30, 2011		January 30, 2011		% Change January 29, 2012 Compared to October 30, 2011	% Change January 29, 2012 Compared to January 30, 2011
	($)	(%)	($)	(%)	($)	(%)
	(In millions, except percentages)
Taiwan	92	44	39	12	44	9	136	109
China	85	41	224	71	389	82	(62)	(78)

For the first quarter of fiscal 2012, customers in Taiwan and China continued to account for the majority of net sales in this segment.

Financial Condition, Liquidity and Capital Resources

Applied’s cash, cash equivalents and investments decreased to $3.0 billion at January 29, 2012 from $7.2 billion at October 30, 2011, primarily due to the completion of the acquisition of Varian.

Cash, cash equivalents and investments consist of the following:

	January 29, 2012	October 30, 2011
	(In millions)
Cash and cash equivalents	$1,681	$5,960
Short-term investments	316	283
Long-term investments	955	931

Total cash, cash-equivalents and investments	$2,952	$7,174

Total cash, cash equivalents and investments decreased by $4.2 billion from October 30, 2011. The decrease in cash was the result of cash paid for the Varian acquisition, stock repurchases and dividends, which were offset in part by cash generated from operations. Cash, cash equivalents and investments at October 30, 2011 included net proceeds from the issuance of $1.75 billion of senior unsecured notes that were issued to assist in funding the Varian acquisition.

A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	January 29, 2012	January 30, 2011
	(In millions)
Cash provided by operating activities	$181	$425
Cash used in investing activities	$(4,157)	$(79)
Cash used in financing activities	$(302)	$(230)

Applied generated $181 million of cash from operating activities for the three months ended January 29, 2012. The primary sources of cash from operating activities for the three months ended January 29, 2012 were net income, as adjusted to exclude the effect of non-cash charges including depreciation, amortization, share-based compensation, and changes in components of working capital. The change in working capital for the first quarter of fiscal 2012 was negatively impacted by increased payments for variable compensation and interest. Applied did not utilize programs to discount letters of credit issued by customers for the three months ended January 29, 2012. Applied utilized programs to discount letters of credit issued by customers of $123 million for the three months ended January 30, 2011. Discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. For the three months ended January 29, 2012 and January 30, 2011, Applied factored accounts receivable and discounted promissory notes totaling $70 million and $36 million, respectively. Days sales outstanding for the first quarter of fiscal 2012 increased to 66 days, compared to 64 days at the end of the fourth quarter of fiscal 2011. Days sales outstanding varies due to the timing of shipments and the payment terms. Applied’s working capital was $3.7 billion at January 29, 2012 and $7.6 billion at October 30, 2011.

Applied used $4.2 billion of cash for investing activities during the three months ended January 29, 2012. In the first quarter of fiscal 2012, Applied acquired Varian for $4.2 billion, net of cash acquired. Proceeds from sales and maturities of investments, net of purchases of investments, totaled $59 million, and capital expenditures totaled $37 million for the first quarter of fiscal 2012.

Applied used $302 million of cash for financing activities during the three months ended January 29, 2012, consisting primarily of $200 million in common stock repurchases and $104 million in cash dividends paid to stockholders, offset by $2 million in proceeds from common stock issuances related to equity compensation awards. In March 2010, Applied’s Board of Directors approved a new stock repurchase program authorizing up to $2.0 billion in repurchases over the next three years ending in March 2013.

In December 2011, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.08 per share that will be paid on March 15, 2012 to stockholders of record as of February 23, 2012. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.

Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed four-year revolving credit agreement with a group of banks that is scheduled to expire in May 2015. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at January 29, 2012. Remaining credit facilities in the amount of approximately $103 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both January 29, 2012 and October 30, 2011.

Applied has debt agreements that contain financial and other covenants. These covenants require Applied to maintain certain minimum financial ratios. At January 29, 2012, Applied was in compliance with all such covenants. See Note 10 of Notes to Consolidated Condensed Financial Statements for additional discussion of borrowings and long-term debt.

In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 29, 2012, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $51 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.

Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of January 29, 2012, Applied Materials, Inc. has provided parent guarantees to banks for approximately $186 million to cover these services.

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

For the three months ended January 30, 2012, Applied did not recognize any impairment on its investments. At January 30, 2012, Applied had a gross unrealized loss in its investment portfolio of $1 million due to a decrease in the fair value of certain fixed income securities.

During the three months ended January 29, 2012, Applied recorded a bad debt provision of $4 million as a result of certain customers’ financial condition. Applied did not record a bad debt provision during the three months ended January 30, 2011. While Applied believes that its allowance for doubtful accounts at January 29, 2012 is adequate, it will continue to closely monitor customer liquidity and economic conditions.

At January 29, 2012, approximately $300 million of cash, cash equivalents and marketable securities held by foreign subsidiaries of Applied may be subject to U.S. taxes if repatriated for U.S. operations. Applied’s intent is to permanently reinvest these funds outside of the U.S. and its current plans do not demonstrate a need to repatriate these funds to the U.S.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K and Note 1 to Notes to Consolidated Condensed Financial Statements in this report describe the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies.

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

Non-GAAP Results

Management uses non-GAAP results to evaluate the Company’s operating and financial performance in light of business objectives and for planning purposes. Applied believes these measures enhance investors’ ability to review the Company’s business from the same perspective as the Company’s management and facilitate comparisons of this period’s results with prior periods. The non-GAAP results presented below and elsewhere in this report exclude the impact of the following, where applicable: restructuring and asset impairment charges and any associated adjustment related to restructuring actions, certain discrete tax items, certain acquisition-related costs, investment impairments, and gain or loss on sale of facilities. These non-GAAP measures are not in accordance with GAAP and may differ from non-GAAP methods of accounting and reporting used by other companies. The presentation of this additional information should not be considered a substitute for results prepared in accordance with GAAP.

Non-GAAP operating income for the three months ended January 29, 2012, October 30, 2011 and January 30, 2011 was $344 million, $384 million and $659 million, respectively.

Non-GAAP net income for the three months ended January 29, 2012, October 30, 2011 and January 30, 2011 was $240 million or $0.18 per share, $271 million or $0.21 per share and $484 million or $0.36 per share, respectively.

The following table presents a reconciliation of the GAAP and non-GAAP consolidated results for the three months ended January 29, 2012, October 30, 2011 and January 30, 2011:

APPLIED MATERIALS, INC.

RECONCILIATION OF GAAP TO NON-GAAP RESULTS

	Three Months Ended
(In millions, except per share amounts)	January 29, 2012	October 30, 2011	January 30, 2011
Non-GAAP Gross Margin
Reported gross margin (GAAP basis)	$786	$852	$1,136
Certain items associated with acquisitions[1]	104	10	9

Non-GAAP gross margin	$890	$862	$1,145

Non-GAAP gross margin percent (% of net sales)	41%	40%	43%
Non-GAAP Operating Income
Reported operating income (GAAP basis)	$179	$361	$674
Certain items associated with acquisitions[1]	142	13	13
Varian deal cost	23	10	—
Restructuring charges and asset impairments[2]	—	—	(29)
Loss on sale of facility	—	—	1

Non-GAAP operating income	$344	$384	$659

Non-GAAP operating margin percent (% of net sales)	16%	18%	25%
Non-GAAP Net Income
Reported net income (GAAP basis)	$117	$456	$506
Certain items associated with acquisitions[1]	142	13	13
Varian deal cost	23	10	—
Restructuring charges and asset impairments[2]	—	—	(29)
Impairment of strategic investments	—	3	—
Loss on sale of facility	—	—	1
Reinstatement of federal R&D tax credit	—	—	(13)
Resolution of audits of prior years’ income tax filings	—	(203)	—
Income tax effect of non-GAAP adjustments	(42)	(8)	6

Non-GAAP net income	$240	$271	$484

Non-GAAP Earnings Per Diluted Share
Reported earnings per diluted share (GAAP basis)	$0.09	$0.34	$0.38
Certain items associated with acquisitions	0.08	0.01	0.01
Varian deal cost	0.01	0.01	—
Restructuring charges and asset impairments	—	—	(0.01)
Reinstatement of federal R&D tax credit and resolution of audits of prior years’ income tax filings	—	(0.15)	(0.01)
Non-GAAP earnings per diluted share	$0.18	$0.21	$0.36
Weighted average number of diluted shares	1,310	1,321	1,335

[1]

These items are incremental charges attributable to acquisitions, consisting of inventory fair value adjustments on products sold, amortization of purchased intangible assets, shared-based compensation associated with accelerated vesting and other integration costs.

[2]

Results for the three months ended January 30, 2011 included asset impairment charges of $3 million related to a facility held-for-sale, offset by favorable adjustments of $28 million related to a restructuring program announced on July 21, 2010, and $4 million related to a restructuring program announced on November 12, 2008.

The following table presents a reconciliation of the GAAP and non-GAAP segment results for the three months ended January 29, 2012, October 30, 2011 and January 30, 2011:

APPLIED MATERIALS, INC.

RECONCILIATION OF GAAP TO NON-GAAP RESULTS

	Three Months Ended
(In millions, except percentages)	January 29, 2012	October 30, 2011	January 30, 2011
Non-GAAP SSG Operating Income
Reported operating income (GAAP basis)	$271	$278	$543
Certain items associated with acquisitions[1]	115	3	3
Varian deal cost	—	3	—

Non-GAAP operating income	$386	$284	$546

Non-GAAP operating margin percent (% of net sales)	29%	27%	36%
Non-GAAP AGS Operating Income
Reported operating income (GAAP basis)	$107	$160	$85
Certain items associated with acquisitions[1]	6	2	2

Non-GAAP operating income	$113	$162	$87

Non-GAAP operating margin percent (% of net sales)	21%	26%	15%
Non-GAAP Display Operating Income
Reported operating income (GAAP basis)	$5	$31	$28
Certain items associated with acquisitions[1]	2	2	2

Non-GAAP operating income	$7	$33	$30

Non-GAAP operating margin percent (% of net sales)	7%	19%	20%
Non-GAAP EES Operating Income (Loss)
Reported operating income (loss) (GAAP basis)	$(23)	$17	$144
Certain items associated with acquisitions[1]	6	6	6
Restructuring charges and asset impairments[2]	—	—	(28)

Non-GAAP operating income (loss)	$(17)	$23	$122

Non-GAAP operating margin percent (% of net sales)	(8)%	7%	26%

[1]

These items are incremental charges attributable to acquisitions, consisting of inventory fair value adjustments on products sold, amortization of purchased intangible assets, share-based compensation associated with accelerated vesting and other integration costs.

[2]

Results for the three months ended January 30, 2011 included asset impairment charges of $3 million related to a facility held-for-sale, offset by favorable adjustments of $28 million related to a restructuring program announced on July 21, 2010, and $4 million related to a restructuring program announced on November 12, 2008.

Note: Segment non-GAAP operating income does not include deal costs and other acquisition-related costs, which are reported within corporate and unallocated costs.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $1.2 billion at January 29, 2012. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at January 29, 2012, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $18 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated condensed statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. At January 29, 2012, the carrying amount of long-term debt was $1.9 billion with an estimated fair value of $2.2 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s debt issuances of approximately $212 million at January 29, 2012.

Certain operations of Applied are conducted in foreign currencies, such as Japanese yen, euro, Israeli shekel, Taiwanese dollar and Swiss franc. Applied enters into currency forward exchange and option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 24 months. Gains and losses on these contracts are generally recognized in income at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on currency forward exchange and option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses were not material for the three months ended January 29, 2012 and January 30, 2011.

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

The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Item 1A of Applied’s 2011 Form 10-K. These factors could materially affect Applied’s business, financial condition or results of operations and should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this report.

The industries that Applied serves are volatile and difficult to predict.

As a supplier to the global semiconductor, flat panel display, solar and related industries, Applied is subject to business cycles, the timing, length and volatility of which can be difficult to predict and which vary by reportable segment. These industries historically have been cyclical due to sudden changes in customers’ requirements for new manufacturing capacity and advanced technology, which depend in part on customers’ capacity utilization, production volumes, access to affordable capital, end-use demand, and inventory levels relative to demand, as well as the rate of technology transitions and general economic conditions. These changes have affected the timing and amounts of customers’ purchases and investments in technology, and continue to affect Applied’s orders, net sales, operating expenses and net income.

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

The largest proportion of Applied’s consolidated net sales and profitability has been and continues to be derived from sales of manufacturing equipment by the Silicon Systems Group to the global semiconductor industry. In addition, a majority of the revenues of Applied Global Services is from sales of service products to semiconductor manufacturers. The semiconductor industry is characterized by ongoing changes particular to that industry in addition to the general industry changes described in the preceding risk factor, including:

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

•	shorter cycle times between customers’ order placement and product shipment, which may lead to inventory write-offs and manufacturing inefficiencies that decrease gross margin;

•	technology developments in related markets, such as lithography, to which Applied may need to adapt;

•	competitive factors that make it difficult to enhance market position;

•	the importance of increasing market positions in under-penetrated segments, such as etch and inspection;

•	the concentration of wafer starts in Korea, where Applied’s service penetration and service-revenue-per-wafer-start have been lower than in other regions; and

•

the increasing fragmentation of semiconductor markets, leading certain markets to become too small to support the cost of a new fabrication plant, while others require less technologically advanced products.

In addition, changes in market growth rates for different electronic products, such as tablets, smartphones, and personal computers, have led to changes in demand for different devices, such as NAND flash, DRAM, logic, foundry and MRAM, impacting customers’ capital spending patterns. For example, industry investment in NAND flash memory, which uses fewer Applied products in manufacturing compared to DRAM, has increased relative to DRAM spending.

If Applied does not successfully manage the risks resulting from the ongoing changes occurring in the semiconductor industry, its business, financial condition and results of operations could be materially and adversely affected.

Applied is exposed to risks as a result of ongoing changes specific to the flat panel display industry.

The global flat panel display industry historically has experienced considerable volatility in capital equipment investment levels, due in part to the limited number of LCD manufacturers, the concentrated nature of LCD end-use applications, and excess production capacity relative to end-use demand. Industry growth has depended primarily on consumer demand for increasingly larger and more advanced LCD TVs, which demand is slowing, and more recently on demand for smartphones and other mobile devices, which demand is highly sensitive to cost and improvements in technologies and features. In addition to the general industry changes described above in the second risk factor, the display industry is characterized by ongoing changes particular to that industry, including:

•

the planned expansion of manufacturing facilities in China by Chinese display manufacturers and manufacturers from other countries, and the ability of non-Chinese manufacturers to obtain government approvals on a timely basis;

•

the slowing rate of transition to larger substrate sizes for LCD TVs and the resulting effect on capital intensity in the industry and on Applied’s product differentiation, gross margin and return on investment;

•

the increasing importance of new types of display technologies, such as low temperature polysilicon (LTPS), organic light-emitting diode (OLED) and metal oxide, and new touch panel films, such as anti-reflective and anti-fingerprint; and

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

Investment levels in capital equipment for the global solar industry have experienced considerable volatility. Current global solar PV production capacity exceeds anticipated near-term, end-use demand, causing customers to delay or reduce investments in manufacturing capacity and new technology. In addition to the general industry changes described above in the second risk factor, the global solar market is characterized by ongoing changes specific to this industry that impact demand for and/or the profitability of Applied’s solar products, including:

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

•	the number of solar PV manufacturers and increasing global production capacity for solar PVs, primarily in China;

•

the filing of regulatory unfair trade proceedings against solar PVs from China, where most of Applied’s solar equipment sales are concentrated, which could result in the assessment of duties on solar cells and modules imported from China or other outcomes;

•	the varying levels of operating and industry experience among solar PV manufacturers and the resulting differences in the nature and extent of customer support services requested from Applied;

•	challenges associated with marketing and selling manufacturing equipment and services to a diverse and diffuse customer base;

•	the growth of market segments in which Applied does not participate, such as passivation and furnaces;

•	the increasing number of government-affiliated entities in China that are becoming customers;

•	the cost of polysilicon and other materials; and

•	the financial condition of solar PV customers and their access to affordable financing and capital.

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

In addition, Applied maintains an investment portfolio that is subject to general credit, liquidity, foreign exchange, market and interest rate risks. The risks to Applied’s investment portfolio may be exacerbated if financial market conditions deteriorate and, as a result, the value and liquidity of the investment portfolio, as well as returns on pension assets could be negatively impacted and lead to impairment charges. Applied also maintains cash balances in various bank accounts globally in order to fund normal operations. If one or more of these financial institutions become insolvent or are taken over by a government, it could limit Applied’s ability to access cash in the affected accounts.

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

•	appropriately price and achieve market acceptance of its products;

•	differentiate its products from those of competitors and any disruptive technologies, and meet customers’ performance specifications;

•	maintain operating flexibility to enable different responses to different markets, customers and applications;

•	enhance its worldwide operations across all business segments to reduce cycle time, enable continuous quality improvement, reduce costs, and enhance design for manufacturability and serviceability;

•	focus on sales and marketing strategies that foster strong customer relationships;

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

Applied’s semiconductor customer base historically has been, and is becoming even more, highly concentrated as a result of economic and industry conditions. For example, in the first quarter of fiscal 2012, three semiconductor manufacturers accounted for 69 percent of Silicon Systems Group net sales, and two customers accounted for 39 percent of Applied’s consolidated net sales. Applied’s flat panel display customer base is also highly concentrated, while concentration within Applied’s solar customer base varies depending on the product line. Certain customers have experienced significant ownership or management changes, consolidated with other manufacturers, outsourced manufacturing activities, or engaged in collaboration or cooperation arrangements with other manufacturers. In addition, customers have entered into strategic alliances or industry consortia that have increased the influence of key industry participants in technology decisions made by their partners. Also, certain customers are making an increasingly greater percentage of their respective industry’s capital equipment investments.

In addition, Applied’s customer base in each of Display and Energy and Environmental Solutions segments is also geographically-concentrated. In the first quarter of fiscal 2012, customers in China and Taiwan accounted for a total of 60 percent of net sales for the Display segment, and 85 percent of net sales for the Energy and Environmental Solutions segment.

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

As part of its growth strategy, Applied must successfully expand into related or new markets and industries, either with its existing products or with new products developed internally or obtained through acquisitions. The entry into different markets involves additional challenges, including those arising from:

•	the need to devote additional resources to develop new products for, and operate in, new markets;

•	the need to develop new sales and marketing strategies and cultivate relationships with new customers;

•	differing rates of profitability and growth among multiple businesses;

•	Applied’s ability to anticipate demand, capitalize on opportunities, and avoid or minimize risks;

•	the complexity of managing multiple businesses with variations in production planning, execution, supply chain management and logistics;

•	the adoption of new business models;

•	the need to undertake activities to grow demand for end-products;

•	the need to develop and successfully implement adequate new business processes and systems;

•	Applied’s ability to rapidly expand or reduce its operations to meet increased or decreased demand, respectively, and the associated effect on working capital;

•	new materials, processes and technologies;

•	the need to attract, motivate and retain employees with skills and expertise in these new areas;

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

In the first fiscal quarter of 2012, approximately 81 percent of Applied’s net sales were to customers in regions outside the United States. Certain of Applied’s R&D and manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in Singapore, Taiwan, China, Korea, Israel, Germany, Italy and Switzerland. Applied is also expanding its business and operations in new countries. The global nature of Applied’s business and operations presents challenges, including but not limited to those arising from:

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

•	a more diverse workforce with different experience levels, cultures, customs, business practices and worker expectations;

•	variations in the ability to develop relationships with local customers, suppliers and governments;

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

•	the need for an effective business continuity plan if a disaster or other event occurs that could disrupt business operations;

•	the need to regularly reassess the size, capability and location of the Company’s global infrastructure and make appropriate changes;

•	cultural and language differences;

•	shipping costs or delays;

•	the need to continually improve the Company’s operating cost structure;

•	difficulties and uncertainties associated with the entry into new countries;

•	hiring and integration of an increasing number of new workers, including in countries such as India and China;

•	the increasing need for the workforce to be more mobile and work in or travel to different regions;

•	uncertainties with respect to economic growth rates in various countries; and

•	uncertainties with respect to growth rates for the manufacture and sales of semiconductors, LCDs and solar PVs in the developing economies of certain countries.

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

Applied’s business depends on its timely supply of equipment, services and related products that meet the rapidly changing technical and volume requirements of its customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers, including contract manufacturers. Some key parts are subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers located in countries other than the countries where Applied conducts its manufacturing, including China and Korea. Cyclical industry conditions and the volatility of demand for manufacturing equipment increase capital, technical, operational and other risks for companies throughout Applied’s supply chain. Further, the adverse conditions in the credit and financial markets and industry slowdowns have caused, and may continue to cause, some suppliers to scale back operations, exit businesses, merge with other companies, or file for bankruptcy protection and possibly cease operations. Applied may also experience significant interruptions of its manufacturing operations, delays in its ability to deliver products or services, increased costs or customer order cancellations as a result of:

•	the failure or inability of suppliers to timely deliver sufficient quantities of quality parts on a cost-effective basis;

•	volatility in the availability and cost of materials, including rare earth elements;

•	difficulties or delays in obtaining required import or export approvals;

•	information technology or infrastructure failures; and

•	natural disasters or other events (such as earthquakes, floods or storms, regional economic downturns, pandemics, social unrest, political instability, terrorism, or acts of war).

If a supplier fails to meet Applied’s requirements concerning quality, cost, socially-responsible business practices, or other performance factors, Applied may transfer its business to alternative sources, which could entail manufacturing delays, additional costs, or other difficulties. In addition, if Applied needs to rapidly increase its business and manufacturing capacity to meet increases in demand or expedited shipment schedules, this may exacerbate any interruptions in Applied’s manufacturing operations and supply chain and the associated effect on Applied’s working capital. Moreover, if actual demand for Applied’s products is different than expected, Applied may purchase more/fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. If Applied purchases inventory in anticipation of customer demand that does not materialize, or if customers reduce or delay orders, Applied may incur excess inventory charges. Any or all of these factors could materially and adversely affect Applied’s business, financial condition and results of operations.

Applied is exposed to risks associated with acquisitions and strategic investments.

Applied has made, and in the future intends to make, acquisitions of or investments in, companies, technologies or products in existing, related or new markets for Applied. In November 2011, Applied completed its acquisition of Varian Semiconductor Equipment Associates, Inc. (Varian), which was the Company’s largest acquisition to date. Acquisitions involve numerous risks that vary depending on the scale and nature of the acquisition, including but not limited to:

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

•	failure to attract, retain and motivate key employees from the acquired business;

•	reductions in cash balances and/or increases in debt obligations to finance the acquisition, which reduce the availability of cash flow for general corporate or other purposes;

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

In addition, Applied must regularly implement or update comprehensive programs and processes to better align its global organizations, including initiatives to enhance the Asia supply chain and improve back office and information technology infrastructure for more efficient transaction processing. Applied also is implementing a multi-year, company-wide program to transform certain business processes or extend established processes, including the transition to a single enterprise resource planning (ERP) software system to perform various functions. The implementation of additional functionality to the ERP system entails certain risks, including difficulties with changes in business processes that could disrupt Applied’s operations, such as its ability to track orders and timely ship products, project inventory requirements, manage its supply chain and aggregate financial and operational data. During transitions Applied must continue to rely on legacy information systems, which may be costly or inefficient, while the implementation of new initiatives may not achieve the anticipated benefits and may divert management’s attention from other operational activities, negatively affect employee morale, or have other unintended consequences.

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

In February 2010, the Seoul Prosecutor’s Office for the Eastern District in Korea indicted certain employees of Applied Materials Korea (AMK), including the former head of AMK who at the time of indictment was a vice president of Applied Materials, Inc., along with employees of several other companies, alleging the improper receipt and use of confidential information of Samsung Electronics Co., Ltd. (Samsung), a major customer. Hearings on these matters are ongoing in the Seoul Eastern District Court. Applied and Samsung entered into a settlement agreement effective as of November 1, 2010, which resolved potential civil claims related to this matter and which is separate from and does not affect the criminal proceedings.

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

To better align with the increasingly international nature of its business, Applied is transitioning certain manufacturing, supply chain, and other operations into Asia, bringing these activities closer to customers. These changes are expected to result in a reduction of future operating costs. Applied has received authorization to use tax incentives that provide that income earned in certain countries outside the U.S. will be subject to tax holidays or reduced income tax rates. To obtain the benefit of these tax provisions, Applied must meet requirements relating to various activities. Applied’s ability to realize benefits from these provisions could be materially affected if, among other things, applicable requirements are not met, or if Applied incurs net losses for which it cannot claim a deduction.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of January 29, 2012 with respect to the shares of common stock repurchased by Applied during the first quarter of fiscal 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*
	( In millions, except per share amounts)
Month #1
(October 31, 2011 to November 27, 2011)	2.5	$10.94	2.5	$1,155
Month #2
(November 28, 2011 to December 25, 2011)	8.8	$10.66	8.8	$1,061
Month #3
(December 26, 2011 to January 29, 2012)	7.0	$11.33	7.0	$982

Total	18.3	$10.95	18.3

*	On March 8, 2010, the Board of Directors approved a stock repurchase program for up to $2.0 billion in repurchases over the next three years, ending March 2013.

Item 6.    Exhibits

Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

3.1	Amended and Restated Bylaws of Applied Materials, Inc., effective December 6, 2011	8-K	000-06920	3.1	12/7/2011

10.1	Form of Performance Unit Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended†

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ GEORGE S. DAVIS
George S. Davis Executive Vice President, Chief Financial Officer (Principal Financial Officer)

February 27, 2012

By:	/s/ THOMAS S. TIMKO
Thomas S. Timko Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

February 27, 2012