Form 10-Q
period 2012-04-29
APPLIED MATERIALS INC /DE
filed 2012-05-24
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of April 29, 2012: 1,281,712,814

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2012

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
	(Unaudited) (In millions, except per share amounts)
Net sales	$2,541	$2,862	$4,730	$5,549
Cost of products sold	1,530	1,673	2,933	3,224
Gross margin	1,011	1,189	1,797	2,325
Operating expenses:
Research, development and engineering	321	297	625	567
Selling, general and administrative	281	219	584	440
Restructuring charges and asset impairments	—	(4)	—	(33)
Total operating expenses	602	512	1,209	974
Income from operations	409	677	588	1,351
Impairment of strategic investments (Notes 3 and 4)	3	—	3	—
Interest and other expenses	23	5	47	10
Interest and other income, net	4	14	8	25
Income before income taxes	387	686	546	1,366
Provision for income taxes	98	197	140	371
Net income	$289	$489	$406	$995

Earnings per share:
Basic and diluted	$0.22	$0.37	$0.31	$0.75
Weighted average number of shares:
Basic	1,289	1,320	1,294	1,322
Diluted	1,301	1,333	1,305	1,333

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
	(Unaudited) (In millions)
Net income	$289	$489	$406	$995
Other comprehensive income, net of tax:
Change in unrealized net gain on investments	2	(1)	3	(2)
Change in unrealized net gain on derivative investments	—	3	—	2
Change in defined benefit plan liability	—	(1)	—	(1)
Change in cumulative translation adjustments	(2)	—	(2)	—
Other comprehensive income (loss)	—	1	1	(1)
Comprehensive income	$289	$490	$407	$994

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS*

	April 29, 2012	October 30, 2011
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents (Notes 3 and 4)	$1,761	$5,960
Short-term investments (Notes 3 and 4)	409	283
Accounts receivable, net (Note 6)	1,785	1,532
Inventories (Note 7)	1,594	1,701
Deferred income taxes, net	572	580
Other current assets	209	299
Total current assets	6,330	10,355
Long-term investments (Notes 3 and 4)	1,071	931
Property, plant and equipment, net (Note 7)	939	866
Goodwill (Notes 8 and 9)	3,939	1,335
Purchased technology and other intangible assets, net (Notes 8 and 9)	1,464	211
Deferred income taxes and other assets	134	163
Total assets	$13,877	$13,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1	$—
Accounts payable and accrued expenses (Note 7)	1,466	1,520
Customer deposits and deferred revenue (Note 7)	1,113	1,116
Income taxes payable	86	158
Total current liabilities	2,666	2,794
Long-term debt (Note 10)	1,946	1,947
Employee benefits and other liabilities	562	320
Total liabilities	5,174	5,061
Stockholders’ equity (Note 11):
Common stock	13	13
Additional paid-in capital	5,730	5,616
Retained earnings	13,217	13,029
Treasury stock	(10,264)	(9,864)
Accumulated other comprehensive income	7	6
Total stockholders’ equity	8,703	8,800
Total liabilities and stockholders’ equity	$13,877	$13,861

*	Amounts as of April 29, 2012 are unaudited. Amounts as of October 30, 2011 are derived from the October 30, 2011 audited consolidated financial statements.

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Total
	Shares	Amount			Shares	Amount
	(Unaudited) (In millions)
Balance at October 30, 2011	1,306	$13	$5,616	$13,029	573	$(9,864)	$6	$8,800
Net income	—	—	—	406	—	—	—	406
Other comprehensive income	—	—	—	—	—	—	1	1
Dividends	—	—	—	(218)	—	—	—	(218)
Share-based compensation	—	—	96	—	—	—	—	96
Stock options assumed in connection with acquisition	—	—	11	—	—	—	—	11
Issuance under stock plans, net of tax detriment of $14 and other	10	—	7	—	—	—	—	7
Common stock repurchases	(34)	—	—	—	34	(400)	—	(400)
Balance at April 29, 2012	1,282	$13	$5,730	$13,217	607	$(10,264)	$7	$8,703

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	April 29, 2012	May 1, 2011
	(Unaudited) (In millions)
Cash flows from operating activities:
Net income	$406	$995
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	220	128
Net loss on dispositions and fixed asset retirements	3	1
Provision for bad debts	9	—
Restructuring charges and asset impairments	—	(33)
Deferred income taxes	28	(17)
Net recognized loss on investments	10	5
Impairment of strategic investments	3	—
Share-based compensation	96	72
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(67)	(85)
Inventories	357	(246)
Prepaid income taxes	18	(110)
Other current assets	114	20
Other assets	—	(2)
Accounts payable and accrued expenses	(268)	25
Customer deposits and deferred revenue	(55)	432
Income taxes payable	(93)	(64)
Employee benefits and other liabilities	3	8
Cash provided by operating activities	784	1,129
Cash flows from investing activities:
Capital expenditures	(76)	(81)
Cash paid for acquisition, net of cash acquired	(4,186)	—
Proceeds from sale of facility	—	39
Proceeds from sales and maturities of investments	560	904
Purchases of investments	(714)	(896)
Cash used in investing activities	(4,416)	(34)
Cash flows from financing activities:
Debt repayments	—	(1)
Proceeds from common stock issuances	45	59
Common stock repurchases	(400)	(268)
Payment of dividends to stockholders	(208)	(186)
Cash used in financing activities	(563)	(396)
Effect of exchange rate changes on cash and cash equivalents	(4)	1
Increase (decrease) in cash and cash equivalents	(4,199)	700
Cash and cash equivalents — beginning of period	5,960	1,858
Cash and cash equivalents — end of period	$1,761	$2,558
Supplemental cash flow information:
Cash payments for income taxes	$179	$556
Cash refunds from income taxes	$4	$2
Cash payments for interest	$48	$7
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 30, 2011 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 30, 2011 (2011 Form 10-K). Applied’s results of operations for the three and six months ended April 29, 2012 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2012 and 2011 each contain 52 weeks, and the first half of fiscal 2012 and 2011 each contained 26 weeks.
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
Revenue Recognition
Applied recognizes revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; seller’s price to buyer is fixed or determinable; and collectability is probable. Applied’s shipping terms are customarily FOB Applied shipping point or equivalent terms. Applied’s revenue recognition policy generally results in revenue recognition at the following points: (1) for all transactions where legal title passes to the customer upon shipment, Applied recognizes revenue upon shipment for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks is deferred, and that revenue is recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer technical acceptance; (3) for transactions where legal title does not pass at shipment, revenue is recognized when legal title passes to the customer, which is generally at customer technical acceptance; and (4) for arrangements containing multiple elements, the revenue relating to the undelivered elements is deferred using the relative selling price method utilizing estimated sales prices until delivery of the deferred elements. Applied limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or adjustment. In cases where Applied has sold products that have been demonstrated to meet product specifications prior to shipment, Applied believes that at the time of delivery, it has an enforceable claim to amounts recognized as revenue. The completed contract method is used for thin film solar lines. Spare parts revenue is generally recognized upon shipment, and services revenue is generally recognized over the period that the services are provided.

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

Note 2    Earnings Per Share
Basic earnings per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, restricted stock units, and employee stock purchase plan shares) outstanding during the period. Applied’s net income has not been adjusted for any period presented for purposes of computing basic or diluted earnings per share due to the Company’s non-complex capital structure.

	Three Months Ended		Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
	(In millions, except per share amounts)
Numerator:
Net income	$289	$489	$406	$995
Denominator:
Weighted average common shares outstanding	1,289	1,320	1,294	1,322
Effect of dilutive stock options, restricted stock units and employee stock purchase plan shares	12	13	11	11
Denominator for diluted earnings per share	1,301	1,333	1,305	1,333
Basic and diluted earnings per share	$0.22	$0.37	$0.31	$0.75
Potentially dilutive securities	8	18	13	18

Potentially dilutive securities attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted net income per share because the combined exercise price, average unamortized fair value and assumed tax benefits upon the exercise of options and the vesting of restricted stock units were greater than the average market price of the Company’s shares, and therefore their inclusion would have been anti-dilutive.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 3    Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

April 29, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Cash	$620	$—	$—	$620
Cash equivalents:
Money market funds	1,141	—	—	1,141
Total Cash equivalents	1,141	—	—	1,141
Total Cash and Cash equivalents	$1,761	$—	$—	$1,761
Short-term and long-term investments:
U.S. Treasury and agency securities	$302	$1	$—	$303
Non-U.S. government securities*	22	—	—	22
Municipal securities	395	2	—	397
Commercial paper, corporate bonds and medium-term notes	314	3	—	317
Asset-backed and mortgage-backed securities	301	3	1	303
Total fixed income securities	1,334	9	1	1,342
Publicly traded equity securities	45	30	6	69
Equity investments in privately-held companies	69	—	—	69
Total short-term and long-term investments	$1,448	$39	$7	$1,480
Total Cash, Cash equivalents and Investments	$3,209	$39	$7	$3,241
______________

*	Includes agency and corporate debt securities guaranteed by non-U.S. governments, which consist of Canada, Australia, and Germany.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

October 30, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Cash	$297	$—	$—	$297
Cash equivalents:
Money market funds	5,663	—	—	5,663
Total Cash equivalents	5,663	—	—	5,663
Total Cash and Cash equivalents	$5,960	$—	$—	$5,960
Short-term and long-term investments:
U.S. Treasury and agency securities	$184	$1	$—	$185
Non-U.S. government securities	40	—	—	40
Municipal securities	371	2	—	373
Commercial paper, corporate bonds and medium-term notes	216	3	1	218
Asset-backed and mortgage-backed securities	307	3	1	309
Total fixed income securities	1,118	9	2	1,125
Publicly traded equity securities	8	19	—	27
Equity investments in privately-held companies	62	—	—	62
Total short-term and long-term investments	$1,188	$28	$2	$1,214
Total Cash, Cash equivalents and Investments	$7,148	$28	$2	$7,174

Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments at April 29, 2012:

	Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$365	$365
Due after one through five years	667	672
Due after five years	1	2
No single maturity date**	415	441
	$1,448	$1,480
______________

**	Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Gains and Losses on Investments
Gross realized gains and losses on sales of investments during the three and six months ended April 29, 2012 and May 1, 2011 were as follows:

	Three Months Ended		Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
	(In millions)
Gross realized gains	$1	$8	$2	$13
Gross realized losses	$1	$1	$2	$1
At April 29, 2012, Applied had a gross unrealized loss of $1 million due to a decrease in the fair value of certain fixed income securities. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss was considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied determined that the gross unrealized losses on its marketable securities at April 29, 2012 and May 1, 2011 were temporary in nature and therefore it did not recognize any impairment of its marketable securities for the three and six months ended April 29, 2012 and May 1, 2011. During the first half of fiscal 2012, Applied determined that certain of its equity investments held in privately held companies were other-than-temporarily impaired and, accordingly, recognized impairment charges of $3 million for the three and six months ended April 29, 2012. Applied did not recognize any impairment on its equity investments in privately-held companies for the three and six months ended May 1, 2011.
The following table provides the fair market value of Applied’s investments with unrealized losses that were not deemed to be other-than-temporarily impaired as of April 29, 2012.

	In Loss Position for Less Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Asset-backed and mortgage-backed securities	$42	$1	$42	$1
Publicly traded equity securities	$19	$6	$19	$6
Total	$61	$7	$61	$7
The following table provides the fair market value of Applied’s investments with unrealized losses that were not deemed to be other-than-temporarily impaired as of October 30, 2011.

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
Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of April 29, 2012, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities (excluding cash balances) measured at fair value on a recurring basis are summarized below as of April 29, 2012 and October 30, 2011:

	April 29, 2012			October 30, 2011
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In millions)
Assets:
Money market funds	$1,141	$—	$1,141	$5,663	$—	$5,663
U.S. Treasury and agency securities	93	210	303	109	76	185
Non-U.S. government securities	—	22	22	—	40	40
Municipal securities	—	397	397	—	373	373
Commercial paper, corporate bonds and medium-term notes	—	317	317	—	218	218
Asset-backed and mortgage-backed securities	—	303	303	—	309	309
Publicly traded equity securities	69	—	69	27	—	27
Total	$1,303	$1,249	$2,552	$5,799	$1,016	$6,815
Liabilities:
Deferred compensation	$7	$—	$7	$—	$—	$—
Total	$7	$—	$7	$—	$—	$—
The deferred compensation liability represents our obligation to pay benefits under a non-qualified deferred compensation plan. The related investments, held in a rabbi trust, consist of equity securities, primarily mutual funds, and are classified as Level 1 in the valuation hierarchy.
There were no transfers in and out of Level 1 and Level 2 fair value measurements during either the three or six months ended April 29, 2012 and May 1, 2011. Applied did not have any financial assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of April 29, 2012 or October 30, 2011.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. Equity investments in privately-held companies totaled $69 million at April 29, 2012, of which $52 million of investments were accounted for under the cost method of accounting and $17 million of Level 3 investments had been measured at fair value on a non-recurring basis due to an other-than-temporary decline in value. At October 30, 2011, equity investments in privately-held companies totaled $62 million, of which $40 million of investments were accounted for under the cost method of accounting and $22 million of Level 3 investments had been measured at fair value on a non-recurring basis due to an other-than-temporary decline in value. During the three and six months ended April 29, 2012, Level 3 equity investments in privately-held companies of $5 million were transferred to Level 1 assets measured at fair value on a recurring basis due to change in investee structure which improved price transparency.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

During the first half of fiscal 2012, Applied determined that certain of its equity investments held in privately held companies were other-than-temporarily impaired and, accordingly, recognized impairment charges of $3 million for the three and six months ended April 29, 2012. Applied did not recognize any impairment on its equity method investments in privately-held companies for the three and six months ended May 1, 2011.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. At April 29, 2012, the carrying amount of long-term debt was $1.9 billion and the estimated fair value was $2.2 billion. The estimated fair value of long-term debt is determined by Level 2 inputs and is based on quoted market prices for the same or similar issues.

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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income or loss (AOCI) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to derivative instruments included in AOCI at April 29, 2012 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized promptly in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three and six months ended April 29, 2012 and May 1, 2011.
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
The fair values of derivative instruments at April 29, 2012 and October 30, 2011 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The effect of derivative instruments on the Consolidated Condensed Statement of Operations for the three and six months ended April 29, 2012 and May 1, 2011 was as follows:

		Three Months Ended April 29, 2012			Three Months Ended May 1, 2011
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income
		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$6	$4	$(1)	$8	$1	$(1)
Foreign exchange contracts	General and administrative	—	1	—	—	2	(1)
Total		$6	$5	$(1)	$8	$3	$(2)

		Six Months Ended April 29, 2012			Six Months Ended May 1, 2011
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income
		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$5	$6	$—	$12	$5	$(3)
Foreign exchange contracts	General and administrative	—	(2)	(1)	—	3	(1)
Total		$5	$4	$(1)	$12	$8	$(4)

		Amount of Gain or (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
	Location of Gain or (Loss) Recognized in Income	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	General and administrative	$8	$1	$14	$3
Total		$8	$1	$14	$3

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position was immaterial as of April 29, 2012.
Entering into foreign exchange contracts with banks exposes Applied to credit-related losses in the event of the banks’ nonperformance. However, Applied’s exposure is not considered significant.

Note 6    Accounts Receivable, Net
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied also discounts letters of credit through various financial institutions. Applied sells its accounts receivable without recourse. Details of discounted letters of credit, factored accounts receivable and discounted promissory notes for the three and six months ended April 29, 2012 and May 1, 2011 were as follows:

	Three Months Ended		Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
	(In millions)
Discounted letters of credit	$—	$50	$—	$173
Factored accounts receivable and discounted promissory notes	—	19	70	55
Total	$—	$69	$70	$228
Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for both periods presented.
Accounts receivable are presented net of allowance for doubtful accounts of $82 million at April 29, 2012 and $73 million at October 30, 2011. Applied sells principally to manufacturers within the semiconductor, display and solar industries. As a result of challenging economic and industry conditions, certain of these manufacturers may experience difficulties in meeting their obligations in a timely manner. While Applied believes that its allowance for doubtful accounts is adequate and represents Applied’s best estimate as of April 29, 2012, Applied will continue to closely monitor customer liquidity and other economic conditions, which may result in changes to Applied’s estimates regarding collectability.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 7    Balance Sheet Detail

	April 29, 2012	October 30, 2011
	(In millions)
Inventories
Customer service spares	$306	$328
Raw materials	383	407
Work-in-process	338	336
Finished goods*	567	630
	$1,594	$1,701
 _______________

*
Included in finished goods inventory is $186 million at April 29, 2012, and $224 million at October 30, 2011, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1, Basis of Presentation. Finished goods inventory also includes $195 million and $140 million of evaluation inventory at April 29, 2012 and October 30, 2011, respectively.

	Useful Life	April 29, 2012	October 30, 2011
	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$169	$163
Buildings and improvements	3-30	1,190	1,155
Demonstration and manufacturing equipment	3-5	753	686
Furniture, fixtures and other equipment	3-15	735	722
Construction in progress		31	12
Gross property, plant and equipment		2,878	2,738
Accumulated depreciation		(1,939)	(1,872)
		$939	$866

In the first quarter of fiscal 2011, Applied received $39 million in proceeds from the sale of a property located in North America and incurred a loss of $1 million on the transaction.

	April 29, 2012	October 30, 2011
	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$507	$484
Compensation and employee benefits	355	455
Warranty	152	168
Dividends payable	115	104
Other accrued taxes	70	81
Interest payable	30	31
Restructuring reserve	6	11
Other	231	186
	$1,466	$1,520
As of April 29, 2012, other accrued expenses included a $16 million acquisition obligation for untendered Varian shares.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	April 29, 2012	October 30, 2011
	(In millions)
Customer Deposits and Deferred Revenue
Customer deposits	$191	$249
Deferred revenue	922	867
	$1,113	$1,116
Applied typically receives deposits on future deliverables from customers in its Energy and Environmental Solutions and Display segments. In certain instances, customer deposits may be received from customers in the Applied Global Services segment.

Note 8    Business Combination
On November 10, 2011, Applied completed the acquisition of Varian, a public company manufacturer of semiconductor processing equipment and the leading supplier of ion implantation equipment used by chip makers around the world, for an aggregate purchase price of $4.2 billion in cash, net of cash acquired and assumed earned equity awards of $27 million, pursuant to an Agreement and Plan of Merger (the Merger Agreement) dated as of May 3, 2011. Applied’s primary reasons for this acquisition were to complement existing product offerings and to provide opportunities for future growth. Varian designs, markets, manufactures and services ion implantation systems. These systems are primarily used in the manufacture of transistors, which are a basic building block of integrated circuits (ICs) or microchips. Ion implantation systems create a beam of electrically charged particles called ions, which are implanted into transistor structures at precise locations and depths, changing the electrical properties of the semiconductor device. These implantation systems may also be used in other areas of IC manufacture for modifying the material properties of the semiconductor devices, as well as in manufacturing crystalline-silicon solar cells.
Applied allocated the purchase price of this acquisition to tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values. Applied preliminarily recorded $2.6 billion in goodwill, which represented the excess of the purchase price over the aggregate estimated fair values of the assets acquired and liabilities assumed in the acquisition. Of this amount, $1.8 billion of goodwill was allocated to the Silicon Systems Group segment, and the remainder was allocated to the Applied Global Services segment. Goodwill associated with the acquisition is primarily attributable to the opportunities from the addition of Varian's product portfolio which complement Applied's Silicon Systems Group's suite of products, including providing integrated process solutions to customers. Goodwill is not deductible for tax purposes. A discussion of the subsequent revision made during the second quarter of fiscal 2012 to the initial preliminary purchase price allocation is included in Note 9, Goodwill, Purchased Technology and Other Intangible Assets. The estimated fair value assigned to identifiable assets acquired and liabilities assumed was based upon preliminary estimates. Valuations and assumptions pertaining to income taxes are subject to change as additional information is obtained during the measurement period.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the preliminary allocation of the assets acquired and liabilities assumed at the acquisition date:

Estimated Fair Values	Acquisition 2012
(In millions)
Cash and cash equivalents	$632
Short-term investments	56
Accounts receivable, net	194
Inventories	250
Deferred income taxes and other current assets	66
Long-term investments	62
Property and equipment, net	104
Goodwill	2,604
Purchased intangible assets	1,365
Other assets	10
Total assets acquired	5,343
Accounts payable and accrued expenses	(134)
Customer deposits and deferred revenue	(52)
Income taxes payable	(60)
Deferred income taxes	(211)
Other liabilities	(25)
Total liabilities assumed	(482)
Purchase price allocated	$4,861

The following table presents detail of the purchase price allocated to purchased intangible assets of Varian at the acquisition date:

	Useful Life	Purchased Intangible Assets 2012
	(In years)	(In millions)
Developed technology	1-7	$987
Customer relationships	15	150
In-process technology		142
Patents and trademarks	10	69
Backlog	1	7
Covenant not to compete	2	10
Total purchased intangible assets		$1,365

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The results of operations of Varian are included in Applied’s consolidated results of operations, primarily in the results for the Silicon Systems Group and Applied Global Services segments, beginning in the first quarter of fiscal 2012. For the three months ended April 29, 2012, net sales of Varian products of approximately $333 million and an operating loss of approximately $1 million were included in the consolidated results of operations. For the six months ended April 29, 2012, net sales of Varian products of approximately $535 million and an operating loss of approximately $131 million were included in the consolidated results of operations. For the three and six months ended April 29, 2012, results of operations included charges of $69 million and $222 million, respectively, attributable to inventory fair value adjustments on products sold, amortization of purchased intangible assets, share-based compensation associated with accelerated vesting, deal costs and other integration costs associated with the acquisition. Of these amounts, deal costs and other acquisition-related costs of $1 million and $37 million were not allocated to the segments for the three and six months ended April 29, 2012, respectively. Deal costs are included in selling, general and administrative expenses in Applied's consolidated results of operations.
The following unaudited pro forma consolidated results of operations assume the acquisition was completed as of the beginning of the fiscal reporting periods presented. The pro forma consolidated results of operations for the three and six months ended May 1, 2011 combine the results of Applied for the three and six months ended May 1, 2011, with the results of Varian for the three and six months ended April 1, 2011.

	Three Months Ended		Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
	(In millions, except per share amounts)
Net sales	$2,541	$3,192	$4,730	$6,161
Net income	$308	$508	$503	$957
Basic and diluted earnings per share	$0.24	$0.38	$0.39	$0.72
The pro forma results above include adjustments related to the purchase price allocation and financing of the acquisition, primarily to increase depreciation and amortization with the higher values of property, plant and equipment and identifiable intangible assets, to increase interest expense for the additional debt incurred to complete the acquisition, and to reflect the related income tax effect. The pro forma results for the three and six months ended May 1, 2011 include costs of $15 million and $117 million, respectively, which reduced net income due to inventory fair value adjustments on products sold, share-based compensation associated with accelerated vesting and acquisition-related costs, which are not expected to occur in future quarters. The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the fiscal reporting period indicated nor is it necessarily indicative of future operating results. The pro forma information does not include any (i) potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition or (ii) transaction or integration costs relating to the acquisition.

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
In fiscal 2011, Applied adopted authoritative guidance which allows entities to use a qualitative approach to test goodwill for impairment. This authoritative guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. In the first step of the two-step goodwill impairment test, Applied would compare the estimated fair value of each reporting unit to its carrying value. Applied’s reporting units are consistent with the reportable segments identified in Note 15, Industry Segment Operations, based on the manner in which Applied operates its business and the nature of those operations. Applied determines the fair value of each of its reporting units based on a weighting of income and market approaches. Under the income approach, Applied calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Estimated future cash flows will be impacted by a number of factors including anticipated future operating results, estimated cost of capital and/or discount rates. Under the market approach, Applied estimates the fair value based on market multiples of revenue or earnings for comparable companies, as appropriate. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then Applied would perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. Applied would then allocate the fair value of the reporting unit to all of the assets and liabilities of that unit, as if Applied had acquired the reporting unit in a business combination, with the fair value of the reporting unit being the “purchase price.” The excess of the “purchase price” over the carrying amounts assigned to assets and liabilities represents the implied fair value of goodwill. If Applied determined that the carrying value of a reporting unit’s goodwill exceeded its implied fair value, Applied would record an impairment charge equal to the difference.
In the second quarter of fiscal 2011, Applied negotiated the divestiture of certain assets held in the Applied Global Services segment and determined the trade name included in assets held for sale to be impaired and recorded $18 million of impairment charges. Applied performed a qualitative assessment to test goodwill for impairment in the fourth quarter of fiscal 2011, and determined that it was more likely than not that each of its reporting units’ fair value exceeded its carrying value and that it was not necessary to perform the two-step goodwill impairment test. Applied tested goodwill of the Energy and Environmental Solutions reporting unit for potential impairment during the second quarter of fiscal 2012 in light of second quarter developments that included current industry trends, financial performance, weaker short-term outlooks, and other adverse operating conditions within the solar industry. The results of the first step of the impairment test indicated that goodwill of the Energy and Environmental Solutions reporting unit was not impaired.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Applied utilized an equal weighting of both the discounted cash flow method of the income approach and the guideline company method of the market approach to estimate the fair value of the Energy and Environmental Solutions reporting unit. The results of the first step of the impairment test indicated that goodwill within the Energy and Environmental Solutions reporting unit was not impaired, as the estimated fair value in excess of carrying value was approximately $700 million (or 73 percent over the carrying value of the reporting unit) at April 1, 2012. The evaluation of goodwill for impairment requires the exercise of significant judgment. The estimates used in the impairment testing were consistent with the discrete forecasts that Applied uses to manage its business, and considered the significant developments that occurred during the quarter. Under the discounted cash flow method, cash flows beyond the discrete forecasts were estimated using a terminal growth rate, which considered the long-term earnings growth rate specific to the Energy and Environmental Solutions reporting unit. The estimated future cash flows were discounted to present value using a discount rate that was the value-weighted average of the reporting unit's estimated cost of equity and debt derived using both known and estimated market metrics, and was adjusted to reflect risk factors that considered both the timing and risks associated with the estimated cash flows. The tax rate used in the discounted cash flow method reflected the international structure currently in place, which is consistent with the market participant perspective. Under the guideline company method, market multiples were applied to forecasted revenues and earnings before interest, taxes, depreciation and amortization. The market multiples used were consistent with the median multiples based on comparable publicly-traded companies. While there are inherent uncertainties related to the significant assumptions used and management's application of these assumptions in conducting the goodwill impairment analysis, Applied believes that the assumptions used provide a reasonable estimate of the fair value of the Energy and Environmental Solutions reporting unit.

Applied also tested goodwill of the Display reporting unit for potential impairment during the second quarter of fiscal 2012 in light of second quarter developments that included current industry trends, the Display reporting unit's financial performance and short-term outlook. The results of the first step of the impairment test indicated that goodwill of the Display reporting unit was not impaired and the estimated fair value of the reporting unit was more than 100 percent over the carrying value of the reporting unit.

In the event of future changes in business conditions in the markets in which the Display and Energy and Environmental Solutions reporting units operate, Applied will be required to reassess and update its forecasts and estimates used in future impairment analyses. If the results of these analyses are lower than current estimates, a material impairment charge may result at that time. As discussed in Note 16, Subsequent Event, on May 10, 2012, Applied announced that a committee of the Board of Directors approved a plan to restructure the Energy and Environmental Solutions segment. The restructuring plan is not expected to have a significant impact on the fair value of the Energy and Environmental Solutions reporting unit.
During the first half of fiscal 2012, goodwill and other indefinite-lived intangible assets increased by $2.7 billion due to the acquisition of Varian as discussed in Note 8, Business Combination. Of this amount, an adjustment of $64 million to increase goodwill was recorded in the second quarter of fiscal 2012 related to the changes in net assets acquired from the Varian acquisition during the measurement period as Applied obtained the necessary information to compute the U.S. tax liability on undistributed earnings of non-U.S. subsidiaries as of the acquisition date. Of the total adjustment in the second quarter of fiscal 2012, $44 million was allocated to the Silicon Systems Group segment and the remainder was allocated to Applied Global Services segment.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Details of indefinite-lived intangible assets were as follows:

	April 29, 2012			October 30, 2011
	Goodwill	Other Intangible Assets	Total	Goodwill	Other Intangible Assets	Total
	(In millions)
Silicon Systems Group	$2,151	$142	$2,293	$381	$—	$381
Applied Global Services	1,027	—	1,027	193	—	193
Display	116	—	116	116	—	116
Energy and Environmental Solutions	645	—	645	645	—	645
Carrying amount	$3,939	$142	$4,081	$1,335	$—	$1,335
Other intangible assets that are not subject to amortization consist primarily of in-process technology, which will be subject to amortization upon commercialization. The fair value assigned to in-process technology was determined using the income approach based on estimates and judgments regarding risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. If an in-process technology project is abandoned, the acquired technology attributable to the project will be written-off.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Details of finite-lived intangible assets were as follows:

	April 29, 2012			October 30, 2011
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total
	(In millions)
Gross carrying amount:
Silicon Systems Group	$1,300	$252	$1,552	$310	$20	$330
Applied Global Services	28	44	72	28	40	68
Display	110	33	143	110	33	143
Energy and Environmental Solutions	106	232	338	105	232	337
Gross carrying amount	$1,544	$561	$2,105	$553	$325	$878
Accumulated amortization:
Silicon Systems Group	$(334)	$(23)	$(357)	$(256)	$(8)	$(264)
Applied Global Services	(21)	(37)	(58)	(20)	(31)	(51)
Display	(104)	(26)	(130)	(102)	(25)	(127)
Energy and Environmental Solutions	(54)	(184)	(238)	(48)	(177)	(225)
Accumulated amortization	$(513)	$(270)	$(783)	$(426)	$(241)	$(667)
Carrying amount	$1,031	$291	$1,322	$127	$84	$211
During the first half of fiscal 2012, the change in gross carrying amount of the amortized intangible assets was approximately $1.2 billion, due to the acquisition of Varian as discussed in Note 8, Business Combination.
In the second quarter of fiscal 2011, Applied negotiated the divestiture of certain assets held in the Applied Global Services segment and determined identified purchased technology and finite-lived intangible assets included in assets held for sale to be impaired and recorded $6 million of impairment charges.
Details of amortization expense were as follows:

	Three Months Ended		Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
	(In millions)
Silicon Systems Group	$45	$3	$93	$7
Applied Global Services	2	2	7	4
Display	2	2	3	4
Energy and Environmental Solutions	6	6	13	12
Total	$55	$13	$116	$27

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

For the three and six months ended April 29, 2012 and May 1, 2011, amortization expense was charged to the following categories:

	Three Months Ended		Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
	(In millions)
Cost of products sold	$45	$9	$97	$18
Research, development and engineering	1	—	1	—
Selling, general and administrative	9	4	18	9
Total amortization expense	$55	$13	$116	$27

As of April 29, 2012, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2012	$109
2013	209
2014	199
2015	183
2016	174
Thereafter	448
$1,322

Note 10    Borrowing Facilities and Long-Term Debt
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed four-year revolving credit agreement with a group of banks that is scheduled to expire in May 2015. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at April 29, 2012. Remaining credit facilities in the amount of approximately $99 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of the credit facilities at April 29, 2012 or October 30, 2011.
Long-term debt outstanding was as follows:

	Principal Amount
Due Date	April 29, 2012	October 30, 2011	Stated Interest Rate	Effective Interest Rate	Interest Payment Dates
	(In millions)
June 15, 2016	$400	$400	2.650%	2.666%	June 15, December 15
October 15, 2017	200	200	7.125%	7.190%	April 15, October 15
June 15, 2021	750	750	4.300%	4.326%	June 15, December 15
June 15, 2041	600	600	5.850%	5.879%	June 15, December 15
Other debt	—	1
	1,950	1,951
Total unamortized discount	(4)	(4)
Total long-term debt	$1,946	$1,947
Applied has debt agreements that contain financial and other covenants. These covenants require Applied to maintain certain minimum financial ratios. At April 29, 2012, Applied was in compliance with all such covenants.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 11    Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income
Components of accumulated other comprehensive income, on an after-tax basis where applicable, were as follows:

	April 29, 2012	October 30, 2011
	(In millions)
Pension liability	$(25)	$(25)
Unrealized gain on investments, net	20	17
Cumulative translation adjustments	12	14
	$7	$6
Stock Repurchase Program
On March 5, 2012, Applied's Board of Directors approved a new stock repurchase program authorizing up to $3.0 billion in repurchases over the next three years ending in March 2015. Under this authorization, Applied purchased shares of its common stock under a systematic stock repurchase program and may also make supplemental stock repurchases from time to time, depending on market conditions, stock price and other factors. Applied's stock repurchase program authorized on March 8, 2010 was terminated concurrent with the start of the new repurchase program.

The following table summarizes Applied’s stock repurchases for the three and six months ended April 29, 2012 and May 1, 2011:

	Three Months Ended		Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
	(In millions, except per share amounts)
Shares of common stock repurchased	16	8	34	19
Cost of stock repurchased	$200	$118	$400	$268
Average price paid per share	$12.33	$15.54	$11.60	$14.48
Dividends
The following table summarizes the dividends declared by Applied's Board of Directors during fiscal 2012:

Date Declared	Record Date	Payable Date	Amount per Share	Aggregate Amount (In millions)
December 6, 2011	February 23, 2012	March 15, 2012	$0.08	$103
March 5, 2012	May 24, 2012	June 14, 2012	$0.09	$115
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation
Applied has adopted stock plans that permit grants to employees of share-based awards, including stock options, restricted stock, restricted stock units, performance shares and performance units. In addition, the Employee Stock Incentive Plan provides for the automatic grant of restricted stock units to non-employee directors and permits the grant of share-based awards to non-employee directors and consultants. Applied also has two Employee Stock Purchase Plans, one for United States employees and a second for international employees (collectively, ESPP), which enable eligible employees to purchase Applied common stock.
During the three and six months ended April 29, 2012 and May 1, 2011, Applied recognized share-based compensation expense related to stock options, ESPP shares, restricted stock units, restricted stock, performance shares and performance units. Total share-based compensation and related tax benefits were as follows:

	Three Months Ended		Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
	(In millions)
Share-based compensation	$43	$38	$96	$72
Tax benefit recognized	$12	$11	$27	$21

The effect of share-based compensation on the results of operations for the three and six months ended April 29, 2012 and May 1, 2011 was as follows:

	Three Months Ended		Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
	(In millions)
Cost of products sold	$14	$13	$27	$24
Research, development, and engineering	13	12	26	22
Selling, general and administrative	16	13	43	26
Total share-based compensation	$43	$38	$96	$72

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
At April 29, 2012, Applied had $289 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of stock options, restricted stock units, restricted stock, performance units, performance shares and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.7 years. On March 6, 2012, Applied's stockholders approved the amended and restated Employee Stock Incentive Plan (the Plan), which included an increase of 125 million shares of Applied common stock available for issuance under the Plan and other amendments to the Plan. Also, upon approval of the amended and restated Plan, the 2000 Global Equity Incentive Plan, which had approximately 76 million shares available for issuance, became unavailable for any future grants. At April 29, 2012, there were 199 million shares available for grants of stock options, restricted stock units, restricted stock, performance units, performance shares and other share-based awards under the Plan, and an additional 51 million shares available for issuance under the ESPP .

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Stock Options
Applied grants options to purchase, at future dates, shares of its common stock to employees and consultants. The exercise price of each stock option equals the fair market value of Applied common stock on the date of grant. Options typically vest over three to four years, subject to the grantee’s continued service with Applied through the scheduled vesting date, and expire no later than seven years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Applied’s employee stock options have characteristics significantly different from those of publicly traded options. There were no stock options granted in the six months ended April 29, 2012 and May 1, 2011.
Stock option activity for the six months ended April 29, 2012 was as follows:

	Shares	Weighted Average Exercise Price
	(In millions, except per share amounts)
Outstanding at October 30, 2011	30	$13.05
Assumed in Varian acquisition	5	$4.85
Exercised	(2)	$6.72
Canceled and forfeited	(8)	$16.70
Outstanding at April 29, 2012	25	$10.78
Exercisable at April 29, 2012	23	$11.13
Restricted Stock Units, Restricted Stock, Performance Shares and Performance Units
Restricted stock units are converted into shares of Applied common stock upon vesting on a one-for-one basis. Restricted stock has the same rights as other issued and outstanding shares of Applied common stock except these shares have no right to dividends and are held in escrow until the award vests. Performance shares and performance units are awards that result in a payment to a grantee in shares of Applied common stock on a one-for-one basis if performance goals and/or other vesting criteria established by the Human Resources and Compensation Committee of Applied’s Board of Directors (the Committee) are achieved or the awards otherwise vest. Restricted stock units, restricted stock and performance units typically vest over four years and vesting usually is subject to the grantee’s continued service with Applied and, in some cases, achievement of specified performance goals. The compensation expense related to the service-based awards is determined using the fair market value of Applied common stock on the date of the grant, and the compensation expense is recognized over the vesting period.

Restricted stock units, restricted stock, performance shares and performance units granted to certain executive officers and other key employees are also subject to the achievement of specified performance goals (performance-based awards). These performance-based awards become eligible to vest only if performance goals are achieved and then actually will vest only if the grantee remains employed by Applied through each applicable vesting date.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

For performance-based awards granted during fiscal 2011 and 2010, the performance goals require (i) the achievement of targeted annual, adjusted operating profit margin levels compared to Applied’s peer companies in at least one of the four fiscal years beginning with the fiscal year of the grant, and (ii) that Applied’s annual adjusted operating profit margin is positive in such year. An award that has become eligible for time-based vesting based on achievement of the performance goals will vest over approximately four years from the date of grant, provided that the grantee remains employed by Applied through each scheduled vesting date. Performance-based awards that do not become eligible for time-based vesting in a particular year may become eligible for time-based vesting in subsequent years up until the fourth fiscal year after grant, after which they are forfeited if the required performance goals have not been achieved. During the six months ended April 29, 2012 the Committee granted performance-based awards that require the achievement of positive and relative annual, adjusted operating profit margin goals in a manner similar to the previously granted performance-based awards, with additional shares becoming eligible for time-based vesting depending on certain levels of achievement of Applied’s total shareholder return (TSR) relative to a peer group comprised of companies in the Standard & Poor’s 500 Information Technology Index measured at the end of a two-year period beginning fiscal 2012. The fair value of these performance-based awards is estimated on the date of the grant and assumes that the specified performance goals will be achieved. If the goals are achieved, these awards vest over a specified remaining service period as described above. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the service period and is reduced for estimated forfeitures.
As of April 29, 2012, 100 percent of the performance-based awards granted in fiscal 2011 had been earned based on performance and became subject to the additional time-based vesting requirements. As of April 29, 2012, 82 percent of the performance-based awards granted in fiscal 2010 had been earned based on performance and became subject to the additional time-based vesting requirements. The remaining 18 percent of the awards may still be earned, depending on future performance in one or both of fiscal years 2012 and 2013.
Restricted stock unit, restricted stock and performance unit activity for the six months ended April 29, 2012 was as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
	(In millions, except per share amounts)
Non-vested restricted stock units, restricted stock and performance units at October 30, 2011	28	$12.64	2.8	Years
Granted	15	$10.69
Vested	(7)	$12.86
Canceled	(1)	$12.89
Non-vested restricted stock units, restricted stock and performance units at April 29, 2012	35	$11.76	2.9	Years
At April 29, 2012, 1 million additional performance-based awards could be earned upon certain levels of achievement of Applied’s TSR relative to a peer group at a future date.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Based on the Black-Scholes option pricing model, the weighted average estimated fair value of purchase rights under the ESPP was $2.89 and $3.61 for the three and six months ended April 29, 2012 and May 1, 2011, respectively. The number of shares issued under the ESPP during the three and six months ended April 29, 2012 and May 1, 2011 was 3 million. Compensation expense associated with the ESPP is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Three Months Ended		Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
ESPP:
Dividend yield	2.94%	1.98%	2.94%	1.98%
Expected volatility	33%	27%	33%	27%
Risk-free interest rate	0.12%	0.17%	0.12%	0.17%
Expected life (in years)	0.5	0.5	0.5	0.5

Note 12    Employee Benefit Plans
Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries, and a plan that provides certain medical and vision benefits to eligible retirees. A summary of the components of net periodic benefit costs of these defined and postretirement benefit plans for the three and six months ended April 29, 2012 and May 1, 2011 is presented below:

	Three Months Ended		Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
	(In millions)
Service cost	$4	$4	$8	$8
Interest cost	3	3	7	7
Expected return on plan assets	(3)	(3)	(6)	(6)
Amortization of actuarial loss	1	1	1	1
Net periodic benefit cost	$5	$5	$10	$10

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 13    Income Taxes
Applied’s effective income tax rate for the second quarter of fiscal 2012 and fiscal 2011 was a provision of 25.3 percent and 28.7 percent, respectively. Applied's effective income tax rate for the first six months of fiscal 2012 and fiscal 2011 was a provision of 25.6 percent and 27.2 percent, respectively. The rates for the three and six months ended April 29, 2012 were both lower than the rates for the comparable periods in the prior year primarily due to a favorable U.S. Internal Revenue Service audit settlement and changes in the composition of income in jurisdictions outside the U.S. with tax incentives. Applied’s future effective income tax rate depends on various factors, such as tax legislation and the geographic composition of Applied’s pre-tax income. Management carefully monitors these factors and timely adjusts the interim income tax rate accordingly.
Applied’s tax returns remain subject to examination by taxing authorities for fiscal 2004 and later years.
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

Note 14    Warranty, Guarantees and Contingencies
Warranty
Changes in the warranty reserves during the three and six months ended April 29, 2012 and May 1, 2011 were as follows:

	Three Months Ended		Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
	(In millions)
Beginning balance	$161	$173	$168	$155
Provisions for warranty	33	48	62	99
Consumption of reserves	(42)	(37)	(78)	(70)
Ending balance	$152	$184	$152	$184
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of April 29, 2012, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $49 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of April 29, 2012, Applied Materials, Inc. has provided parent guarantees to banks for approximately $188 million to cover these services.
Legal Matters
Jusung
Applied has been engaged in several lawsuits and patent and administrative proceedings with Jusung Engineering Co., Ltd. and/or Jusung Pacific Co., Ltd. (Jusung) in Taiwan and South Korea since 2003, and more recently in China, involving technology used in manufacturing liquid crystal displays (LCDs). Applied believes that it has meritorious claims and defenses against Jusung that it intends to pursue vigorously.
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
In 2006, Jusung filed a complaint of private prosecution in the Taipei District Court of Taiwan alleging that Applied’s outside counsel received from the Court and used a copy of an expert report that Jusung had filed in the ongoing patent infringement lawsuits that Jusung had intended to remain confidential. The complaint named as defendants Applied’s outside counsel in Taiwan, as well as Michael R. Splinter, Applied’s Chairman, President and Chief Executive Officer, as the statutory representative of Applied. The Taipei District Court dismissed the private prosecution complaint, and the matter was transferred to the Taipei District Attorney’s Office. The Taipei District Attorney’s Office issued six separate rulings not to prosecute, each of which Jusung appealed. In the first five instances, the Taiwan High Court District Attorney returned the matter to the Taipei District Attorney’s Office for further consideration. Following the sixth ruling not to prosecute, the Taiwan High Court District Attorney dismissed Jusung’s appeal. Jusung then petitioned to the Taipei District Court for a trial, and on February 7, 2012, the Court dismissed Jusung’s petition.

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
In connection with the acquisition of Varian, Applied assumed certain environmental liabilities, including environmental investigation and remediation costs. Environmental remediation costs incurred were not material for the three and six months ended April 29, 2012. At April 29, 2012, Applied’s environmental liability was $9 million, of which $8 million was classified as non-current and included in other liabilities. As part of accounting for the acquisition of Varian, Applied performed a review and assessment of the assumed environmental liabilities. Management believes that the liability arising from environmental-related matters is not material to Applied’s consolidated financial position.
Prior to the acquisition, Varian had entered into a settlement agreement with an insurance company to pay a portion of the past and future environmental-related expenditures. Accordingly, as part of the acquisition, Applied recorded a receivable of $2 million as of April 29, 2012, which is included in other assets.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 15    Industry Segment Operations

Applied’s four reportable segments are: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Segment information is presented based upon Applied’s management organization structure as of April 29, 2012, and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.

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

The Display segment encompasses products for manufacturing LCDs, organic light-emitting diodes, and other display technologies for TVs, personal computers, tablets, smart phones, and other consumer-oriented devices.

The Energy and Environmental Solutions segment includes products for fabricating solar photovoltaic cells and modules, high throughput roll-to-roll coating systems for flexible electronics and web products, and systems used in the manufacture of energy-efficient glass.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Net sales and operating income (loss) for each reportable segment for the three and six months ended April 29, 2012 and May 1, 2011 were as follows:

	Three Months Ended		Six Months Ended
	Net Sales	Operating Income (loss)	Net Sales	Operating Income (loss)
	(In millions)
April 29, 2012:
Silicon Systems Group	$1,777	$504	$3,121	$775
Applied Global Services	551	109	1,085	216
Display	134	7	238	12
Energy and Environmental Solutions	79	(63)	286	(86)
Total Segment	$2,541	$557	$4,730	$917
May 1, 2011:
Silicon Systems Group	$1,453	$491	$2,950	$1,034
Applied Global Services	614	91	1,181	176
Display	158	31	305	58
Energy and Environmental Solutions	637	170	1,113	313
Total Segment	$2,862	$783	$5,549	$1,581

Operating results for the three and six months ended May 1, 2011 included favorable adjustments of $8 million and $36 million, respectively, related to a restructuring program announced in fiscal 2010, which was reported in the Energy and Environmental Solutions segment.

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

As discussed in Note 16, Subsequent Event, on May 10, 2012, Applied announced that a committee of the Board of Directors approved a plan to restructure the Energy and Environmental Solutions segment.

Reconciliations of total segment operating income to Applied’s consolidated operating income for the three and six months ended April 29, 2012 and May 1, 2011 were as follows:

	Three Months Ended		Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
	(In millions)
Total segment operating income	$557	$783	$917	$1,581
Corporate and unallocated costs	(148)	(126)	(329)	(251)
Restructuring and asset impairment benefit, net	—	20	—	21
Income from operations	$409	$677	$588	$1,351

Corporate and unallocated costs for the three and six months ended April 29, 2012 included deal costs and other acquisition-related costs related to the Varian acquisition of $1 million and $37 million, respectively.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following companies accounted for at least 10 percent of Applied’s net sales for the six months ended April 29, 2012, which were for products in multiple reportable segments.

April 29, 2012
Samsung Electronics Co., Ltd .	30%
Taiwan Semiconductor Manufacturing Company Limited	13%

Note 16    Subsequent Event
On May 10, 2012, Applied announced that a committee of the Board of Directors approved a plan (the Restructuring Plan) to restructure the Company’s Energy and Environmental Solutions segment in light of challenging industry conditions affecting the solar photovoltaic and light-emitting diode (LED) equipment markets. These actions are consistent with the Company’s previously-stated goal to reduce the Energy and Environmental Solutions segment’s annual revenue breakeven level. As part of the Restructuring Plan, Applied expects to relocate manufacturing, business operations and customer support functions of precision wafering systems and significantly reduce LED development activities, which will impact up to approximately 250 positions globally. The total estimated pre-tax cost of implementing the Restructuring Plan is expected to be in the range of approximately $70 million to $100 million, which will be incurred over a period of 12 to 18 months beginning in the third quarter of fiscal 2012.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
All statements in this Quarterly Report on Form 10-Q and those made by the management of Applied, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Applied’s future financial or operating results, cash flows and cash deployment strategies, declaration of dividends, share repurchases, expected nature and impact of restructuring activities, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, research and development, acquisitions and joint ventures, growth opportunities, customers, working capital, liquidity, investment portfolio and policies, and legal proceedings and claims, as well as industry trends and outlooks. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part II, Item 1A, “Risk Factors” below and elsewhere in this report. Other risks and uncertainties may be disclosed in Applied’s prior Securities and Exchange Commission (SEC) filings. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Applied undertakes no obligation to revise or update any forward-looking statements.

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
The Silicon Systems Group continues to reflect investment in the semiconductor industry driven by capacity demand for mobile devices. Foundry customers are expected to lead capacity additions for advanced technology nodes, and are the primary drivers for net sales of the Silicon Systems Group.

The following tables present certain significant measurements for the periods indicated:

	Three Months Ended			Change Q2 2012 over Q1 2012	Change Q2 2012 over Q2 2011
	April 29, 2012	January 29, 2012	May 1, 2011
	(In millions, except per share amounts and percentages)
New orders	$2,765	$2,008	$3,185	$757	$(420)
Net sales	$2,541	$2,189	$2,862	$352	$(321)
Gross margin	$1,011	$786	$1,189	$225	$(178)
Gross margin percent	40%	36%	42%	4 points	(2) points
Operating income	$409	$179	$677	$230	$(268)
Operating margin percent	16%	8%	24%	8 points	(8) points
Net income	$289	$117	$489	$172	$(200)
Diluted earnings per share	$0.22	$0.09	$0.37	$0.13	$(0.15)
Non-GAAP Results
Gross margin	$1,070	$890	$1,198	$180	$(128)
Gross margin percent	42%	41%	42%	1 point	—
Operating income	$490	$344	$685	$146	$(195)
Operating margin percent	19%	16%	24%	3 points	(5) points
Net income	$349	$240	$501	$109	$(152)
Diluted earnings per share	$0.27	$0.18	$0.38	$0.09	$(0.11)

	Six Months Ended		Change First Half 2012 over First Half 2011
	April 29, 2012	May 1, 2011
	(In millions, except per share amounts and percentages)
New orders	$4,773	$6,157	$(1,384)
Net sales	$4,730	$5,549	$(819)
Gross margin	$1,797	$2,325	$(528)
Gross margin percent	38%	42%	(4) points
Operating income	$588	$1,351	$(763)
Operating margin percent	12%	24%	(12) points
Net income	$406	$995	$(589)
Diluted earnings per share	$0.31	$0.75	$(0.44)
Non-GAAP Results
Gross margin	$1,960	$2,343	$(383)
Gross margin percent	41%	42%	(1) point
Operating income	$834	$1,344	$(510)
Operating margin percent	18%	24%	(6) points
Net income	$589	$985	$(396)
Diluted earnings per share	$0.45	$0.74	$(0.29)
Reconciliations of non-GAAP measures are presented under “Non-GAAP Results.”
Fiscal years 2012 and 2011 are both 52-week years with 26 weeks in the first six months.

In November 2011, Applied completed its acquisition of Varian Semiconductor Equipment Associates, Inc. (Varian). As of the beginning of the first quarter of fiscal 2012, the acquired business is included in Applied’s consolidated results of operations and in the results for the Silicon Systems Group and Applied Global Services segments. For the three and six months ended April 29, 2012, net sales of Varian products were $333 million and $535 million, respectively.
Financial results for the second quarter of fiscal 2012 compared to the first quarter of fiscal 2012 reflected an increase in both new orders and net sales, primarily driven by strong demand for semiconductor manufacturing equipment. Operating income in the second quarter of fiscal 2012 included $69 million of charges attributable to the acquisition of Varian consisting of inventory fair value adjustments on products sold, amortization of purchased intangible assets, share-based compensation associated with accelerated vesting, deal costs and other integration costs. Of this amount, $51 million was recorded under cost of products sold and $18 million was included in operating expenses.
Financial results for the second quarter and first half of fiscal 2012 compared to the comparable periods in the prior year were characterized by the continued strong demand for semiconductor equipment and the addition of Varian's products, offset by decreased demand for display and solar equipment due to cyclical downturns in those industries. Operating income for the first six months of fiscal 2012 included $222 million of charges attributable to the acquisition of Varian as described above. Of this amount, $147 million was recorded under cost of products sold and $75 million was included in operating expenses. Operating expenses included $37 million of deal costs and other acquisition-related costs, which were not allocated to the segments. Operating income in the second quarter and first half of fiscal 2011 included $4 million and $33 million, respectively, of favorable adjustments to restructuring reserves, net of asset impairment charges.
On May 10, 2012, Applied announced that a committee of the Board of Directors approved a plan (the Restructuring Plan) to restructure the Company’s Energy and Environmental Solutions segment in light of challenging industry conditions affecting the solar photovoltaic and LED equipment markets. These actions are consistent with the Company’s previously-stated goal to reduce the Energy and Environmental Solutions segment’s annual revenue breakeven level. As part of the Restructuring Plan, Applied expects to relocate manufacturing, business operations and customer support functions of precision wafering systems and significantly reduce LED development activities, which will impact up to approximately 250 positions globally. The total estimated pre-tax cost of implementing the Restructuring Plan is expected to be in the range of approximately $70 million to $100 million, which will be incurred over a period of 12 to 18 months beginning in the third quarter of fiscal 2012.

Results of Operations
New Orders
New orders by geographic region, determined by the product shipment destination specified by the customer, for the periods indicated were as follows:

	Three Months Ended						Change Q2 2012 over Q1 2012	Change Q2 2012 over Q2 2011
	April 29, 2012		January 29, 2012		May 1, 2011
	($)	(%)	($)	(%)	($)	(%)
	(In millions, except percentages)
Korea	704	26	666	33	367	12	6%	92%
Taiwan	810	29	367	18	782	25	121%	4%
Japan	121	4	167	8	269	8	(28)%	(55)%
China	118	4	82	4	668	21	44%	(82)%
Southeast Asia	68	3	50	3	143	4	36%	(52)%
Asia Pacific	1,821	66	1,332	66	2,229	70	37%	(18)%
North America(*)	673	24	467	23	710	22	44%	(5)%
Europe	271	10	209	11	246	8	30%	10%
Total	2,765	100	2,008	100	3,185	100	38%	(13)%
________________

(*)	Primarily the United States.

	Six Months Ended				Change First Half 2012 over First Half 2011
	April 29, 2012		May 1, 2011
	($)	(%)	($)	(%)
	(In millions, except percentages)
Korea	1,370	29	593	10	131%
Taiwan	1,177	25	1,528	25	(23)%
Japan	288	6	456	7	(37)%
China	200	4	1,322	21	(85)%
Southeast Asia	118	2	278	4	(58)%
Asia Pacific	3,153	66	4,177	67	(25)%
North America(*)	1,140	24	1,389	23	(18)%
Europe	480	10	591	10	(19)%
Total	4,773	100	6,157	100	(22)%
________________

(*)	Primarily the United States.
New orders for the second quarter of fiscal 2012 increased from the first quarter of fiscal 2012, primarily attributable to increased demand for semiconductor equipment primarily from foundry customers. New orders for the second and first quarters of fiscal 2012 included $366 million and $267 million of new orders for Varian products, respectively. New orders for the second quarter of fiscal 2012 also included a $95 million single order of thin film solar equipment. New orders for the second quarter and first six months of fiscal 2012 decreased from the comparable periods in the prior year, reflecting sharp decreases in demand for c-Si solar and LCD TV equipment, partially offset by orders for Varian products.
For the second quarter of fiscal 2012, orders to customers in Taiwan had the largest increase compared to the first quarter of fiscal 2012, while orders to customers in Korea had the largest increase compared to the second quarter of fiscal 2011, reflecting increased orders of semiconductor equipment. Orders to customers in Korea for the first half of fiscal 2012 increased compared to the first half of fiscal 2011, while orders to customers in all other regions decreased.
New orders by reportable segment for the periods indicated were as follows:

	Three Months Ended						Change Q2 2012 over Q1 2012	Change Q2 2012 over Q2 2011
	April 29, 2012		January 29, 2012		May 1, 2011
	($)	(%)	($)	(%)	($)	(%)
	(In millions, except percentages)
Silicon Systems Group	1,969	71	1,418	70	1,715	54	39%	15%
Applied Global Services	650	24	517	26	603	19	26%	8%
Display	84	3	40	2	255	8	110%	(67)%
Energy and Environmental Solutions	62	2	33	2	612	19	88%	(90)%
Total	2,765	100	2,008	100	3,185	100	38%	(13)%

	Six Months Ended				Change First Half 2012 over First Half 2011
	April 29, 2012		May 1, 2011
	($)	(%)	($)	(%)
	(In millions, except percentages)
Silicon Systems Group	3,387	71	3,325	54	2%
Applied Global Services	1,167	24	1,155	19	1%
Display	124	3	397	6	(69)%
Energy and Environmental Solutions	95	2	1,280	21	(93)%
Total	4,773	100	6,157	100	(22)%
New orders for the second quarter of fiscal 2012 compared to the first quarter of fiscal 2012 increased for all segments, led by increased demand for semiconductor equipment led by foundry customers. New orders for the second quarter and first half of fiscal 2012 increased for the Silicon Systems Group and Applied Global Services, but decreased for Display and Energy and Environmental Solutions from the comparable periods in the prior year. The Silicon Systems Group's relative share of total new orders increased for both the three and six month periods ended April 29, 2012 from the prior quarter and the comparable periods in the prior year.
Applied’s backlog for the most recent three fiscal quarters was as follows: $2.4 billion at April 29, 2012, $2.2 billion at January 29, 2012, and $2.4 billion at October 30, 2011. Backlog adjustments for the quarter ended April 29, 2012 were negative and totaled $24 million. Negative backlog adjustments of $97 million consisted of financial debookings, cancellations and foreign exchange effects primarily related to services and semiconductor equipment customers. Negative adjustments were offset in part by $73 million of rebookings primarily related to display customers. Backlog consists of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; and (2) contractual service revenue and maintenance fees to be earned within the next 12 months. Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods, due to the potential for customer changes in delivery schedules or cancellation of orders. In the second quarter of fiscal 2012, approximately 71 percent of the net sales in the Silicon Systems Group, Applied’s largest business segment, were from orders received and shipped in the same quarter.
Backlog by reportable segment as of April 29, 2012, January 29, 2012, and October 30, 2011 was as follows:

	April 29, 2012		January 29, 2012		October 30, 2011		Change Q2 2012 over Q1 2012	Change Q2 2012 over Q4 2011
	($)	(%)	($)	(%)	($)	(%)
	(In millions, except percentages)
Silicon Systems Group	1,220	51	1,044	48	913	38	17%	34%
Applied Global Services	703	30	649	30	662	28	8%	6%
Display	291	12	267	12	337	14	9%	(14)%
Energy and Environmental Solutions	158	7	202	10	480	20	(22)%	(67)%
Total	2,372	100	2,162	100	2,392	100	10%	(1)%

Net Sales
Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped, for the periods indicated were as follows:

	Three Months Ended						Change Q2 2012 over Q1 2012	Change Q2 2012 over Q2 2011
	April 29, 2012		January 29, 2012		May 1, 2011
	($)	(%)	($)	(%)	($)	(%)
	(In millions, except percentages)
Korea	750	30	628	29	299	10	19%	151%
Taiwan	654	26	489	22	650	23	34%	1%
Japan	169	7	217	10	208	7	(22)%	(19)%
China	157	6	180	8	741	26	(13)%	(79)%
Southeast Asia	64	2	79	4	185	7	(19)%	(65)%
Asia Pacific	1,794	71	1,593	73	2,083	73	13%	(14)%
North America(*)	518	20	417	19	467	16	24%	11%
Europe	229	9	179	8	312	11	28%	(27)%
Total	2,541	100	2,189	100	2,862	100	16%	(11)%

	Six Months Ended				Change First Half 2012 over First Half 2011
	April 29, 2012		May 1, 2011
	$	%	$	%
	(In millions, except percentages)
Korea	1,378	29	468	8	194%
Taiwan	1,143	24	1,286	23	(11)%
Japan	386	8	374	7	3%
China	337	7	1,415	26	(76)%
Southeast Asia	143	3	339	6	(58)%
Asia Pacific	3,387	71	3,882	70	(13)%
North America(*)	935	20	1,077	19	(13)%
Europe	408	9	590	11	(31)%
Total	4,730	100	5,549	100	(15)%

(*)	Primarily the United States.

Net sales for the second quarter of fiscal 2012 increased compared to the first quarter of fiscal 2012 as a result of strong investments in semiconductor equipment driven by foundry customers and continued investment in touch panel and low temperature polysilicon (LTPS) systems by display customers, offset by decreased investment in c-Si solar equipment. The decrease in net sales for the second quarter and first half of fiscal 2012 from the comparable periods in the prior year reflected decreased demand for c-Si solar products and LCD TV equipment, partially offset by the addition of Varian. Net sales for the second quarter and first half of fiscal 2012 included sales of Varian products of approximately $333 million and $535 million, respectively.
For the second quarter of fiscal 2012, net sales to customers in Taiwan, the majority of which were for semiconductor equipment, had the largest increase compared to the first quarter of fiscal 2012, while Korea had the largest increase compared to the second quarter of fiscal 2011. In the second quarter of fiscal 2012, the majority of net sales in Korea, Taiwan and North America reflected purchases of semiconductor products.

Net sales by reportable segment for the periods indicated were as follows:

	Three Months Ended						Change Q2 2012 over Q1 2012	Change Q2 2012 over Q2 2011
	April 29, 2012		January 29, 2012		May 1, 2011
	($)	(%)	($)	(%)	($)	(%)
	(In millions, except percentages)
Silicon Systems Group	1,777	70	1,344	61	1,453	51	32%	22%
Applied Global Services	551	22	534	24	614	21	3%	(10)%
Display	134	5	104	5	158	6	29%	(15)%
Energy and Environmental Solutions	79	3	207	10	637	22	(62)%	(88)%
Total	2,541	100	2,189	100	2,862	100	16%	(11)%

	Six Months Ended				Change First Half 2012 over First Half 2011
	April 29, 2012		May 1, 2011
	$	%	$	%
	(In millions, except percentages)
Silicon Systems Group	3,121	66	2,950	53	6%
Applied Global Services	1,085	23	1,181	21	(8)%
Display	238	5	305	6	(22)%
Energy and Environmental Solutions	286	6	1,113	20	(74)%
Total	4,730	100	5,549	100	(15)%
Net sales for the second quarter of fiscal 2012 compared to the first quarter of fiscal 2012 increased for all segments except Energy and Environmental Solutions, which continued to be impacted by excess manufacturing capacity in the solar industry. Net sales for the second quarter and first half of fiscal 2012 decreased from comparable periods in the prior year across all segments except the Silicon Systems Group. The decrease reflected lower demand for c-Si solar and LCD TV equipment, partially offset by orders for Varian products. The Silicon Systems Group's relative share of total net sales increased for both the three and six month periods ended April 29, 2012 compared to the prior quarter and the comparable periods in the prior year.
Gross Margin
Gross margins for the periods indicated were as follows:

	Three Months Ended			Change Q2 2012 over Q1 2012	Change Q2 2012 over Q2 2011	Six Months Ended		Change First Half 2012 over First Half 2011
	April 29, 2012	January 29, 2012	May 1, 2011			April 29, 2012	May 1, 2011
	(In millions, except percentages)
Gross margin	$1,011	$786	$1,189	$225	$(178)	$1,797	$2,325	$(528)
Gross margin (% of net sales)	40%	36%	42%	4 points	(2) points	38%	42%	(4) points
Non-GAAP Results
Gross margin	$1,070	$890	$1,198	$180	$(128)	$1,960	$2,343	$(383)
Gross margin (% of net sales)	42%	41%	42%	1 point	—	41%	42%	(1) point

The increase in the gross margin for the second quarter of fiscal 2012 compared to the first quarter of fiscal 2012 was principally attributable to higher net sales, changes in segment mix and a decrease in Varian acquisition-related costs. Gross margin for the three and six months ended April 29, 2012 decreased from the comparable periods in the prior year primarily due to changes in segment mix, inventory fair value adjustments and intangible asset amortization associated with purchase accounting and additional inventory charges. Inventory fair value adjustments and intangible asset amortization associated with purchase accounting were $50 million and $128 million for the three and six months ended April 29, 2012, respectively. Gross margin during the three month periods ended April 29, 2012, January 29, 2012 and May 1, 2011 included $14 million, $13 million and $13 million of share-based compensation expense, respectively. Gross margin during the first six months of fiscal 2012 and 2011 included $27 million and $24 million of share-based compensation expense, respectively. Reconciliations of non-GAAP measures are presented under “Non-GAAP Results.”

Research, Development and Engineering
Research, development and engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended			Change Q2 2012 over Q1 2012	Change Q2 2012 over Q2 2011	Six Months Ended		Change First Half 2012 over First Half 2011
	April 29, 2012	January 29, 2012	May 1, 2011			April 29, 2012	May 1, 2011
	(In millions)
Research, development and engineering	$321	$304	$297	$17	$24	$625	$567	$58
Applied’s future operating results depend to a considerable extent on its ability to maintain a competitive advantage in the equipment and service products it provides. Applied believes that it is critical to continue to make substantial investments in RD&E to assure the availability of innovative technology that meets the current and projected requirements of its customers’ most advanced designs. Applied historically has maintained its commitment to investing in RD&E in order to continue to offer new products and technologies. The increase in RD&E expense for the second quarter of fiscal 2012 compared to the first quarter of fiscal 2012 was in line with accelerated technology adoption and continued investments in new product development areas such as 450mm wafer systems. RD&E expense for the second quarter and first six months of fiscal 2012 increased from the comparable periods in the prior year due to RD&E expenses related to Varian of approximately $48 million and $86 million for the three and six months ended April 29, 2012, respectively. RD&E expense during each of the three month periods ended April 29, 2012, January 29, 2012 and May 1, 2011 included $13 million, $13 million and $12 million of share-based compensation expense, respectively. RD&E expense during the first six months of fiscal 2012 and 2011 included $26 million and $22 million of share-based compensation expense, respectively. Development cycles range from 12 to 36 months depending on whether the product is an enhancement of an existing product, which typically has a shorter development cycle, or a new product, which typically has a longer development cycle. Most of Applied’s existing products resulted from internal development activities and innovations involving new technologies, materials and processes. In certain instances, Applied acquires technologies, either in existing or new product areas, to complement its existing technology capabilities and to reduce time to market.

Marketing, Selling, General and Administrative
Marketing, selling, general and administrative expenses for the periods indicated were as follows:

	Three Months Ended			Change Q2 2012 over Q1 2012	Change Q2 2012 over Q2 2011	Six Months Ended		Change First Half 2012 over First Half 2011
	April 29, 2012	January 29, 2012	May 1, 2011			April 29, 2012	May 1, 2011
	(In millions)
Marketing, selling, general and administrative	$281	$303	$219	$(22)	$62	$584	$440	$144
The decrease in marketing, selling, general and administrative expenses for the second quarter of fiscal 2012 compared to the first quarter of fiscal 2012 was primarily attributable to decreases in deal costs and share-based compensation expense, partially offset by lower savings associated with temporary shutdowns. Marketing, selling, general and administrative expenses increased during the three and six months ended April 29, 2012 from the comparable periods in the prior year primarily due to acquisition-related costs and other expenses incurred in connection with Varian aggregating $44 million and $129 million, respectively. Marketing, selling, general and administrative expenses during each of the three month periods ended April 29, 2012, January 29, 2012 and May 1, 2011 included $16 million, $27 million and $13 million of share-based compensation expense, respectively. Marketing, selling, general and administrative expenses during the first six months of fiscal 2012 and 2011 included $43 million and $26 million of share-based compensation expense, respectively.
Restructuring Charges and Asset Impairments
Restructuring charges and asset impairment expenses for the periods indicated were as follows:

	Three Months Ended			Change Q2 2012 over Q1 2012	Change Q2 2012 over Q2 2011	Six Months Ended		Change First Half 2012 over First Half 2011
	April 29, 2012	January 29, 2012	May 1, 2011			April 29, 2012	May 1, 2011
	(In millions)
Restructuring charges and asset impairments	$—	$—	$(4)	$—	$4	$—	$(33)	$33

During the second quarter of fiscal 2011, as a result of changes in Applied’s operating environment and business requirements, total favorable adjustments of $28 million related to various restructuring programs announced in prior years were recorded, partially offset by intangible asset impairment charges of $24 million. During the first half of fiscal 2011, total favorable adjustments of $60 million related to various restructuring programs announced in prior years were recorded, partially offset by asset impairment charges of $27 million related to certain intangible assets, as a result of changes in Applied’s operating environment and business requirements.

As discussed in the Overview section, on May 10, 2012, Applied announced that a committee of the Board of Directors approved a plan to restructure the Energy and Environmental Solutions segment.

Interest and Other Expenses
Interest and other expenses for the periods indicated were as follows:

	Three Months Ended			Change Q2 2012 over Q1 2012	Change Q2 2012 over Q2 2011	Six Months Ended		Change First Half 2012 over First Half 2011
	April 29, 2012	January 29, 2012	May 1, 2011			April 29, 2012	May 1, 2011
	(In millions)
Interest and other expenses	$23	$24	$5	$(1)	$18	$47	$10	$37

Interest and other expenses for the second quarter of fiscal 2012 remained essentially flat compared to the first quarter of fiscal 2012. Interest and other expenses in the second quarter and first of half of fiscal 2012 increased from the comparable periods in the prior year, primarily due to interest on the senior unsecured notes issued in the third fiscal quarter of 2011.
Interest and Other Income, Net
Interest and other income, net, for the periods indicated were as follows:

	Three Months Ended			Change Q2 2012 over Q1 2012	Change Q2 2012 over Q2 2011	Six Months Ended		Change First Half 2012 over First Half 2011
	April 29, 2012	January 29, 2012	May 1, 2011			April 29, 2012	May 1, 2011
	(In millions)
Interest and other income, net	$4	$4	$14	$—	$(10)	$8	$25	$(17)

Interest and other income, net remained flat in the second quarter of fiscal 2012 from the first quarter of fiscal 2012. The decrease in interest and other income, net in the second quarter and first half of fiscal 2012 from the comparable periods in the prior year was primarily due to a decrease in gains realized on sale of investment securities and lower interest rates.
Income Taxes
Income tax expenses (benefit) for the periods indicated were as follows:

	Three Months Ended			Change Q2 2012 over Q1 2012	Change Q2 2012 over Q2 2011	Six Months Ended		Change First Half 2012 over First Half 2011
	April 29, 2012	January 29, 2012	May 1, 2011			April 29, 2012	May 1, 2011
	(In millions, except percentages
Provision for income taxes	$98	$42	$197	$56	$(99)	$140	$371	$(231)
Effective income tax rate	25.3%	26.4%	28.7%	(1.1) points	(3.4) points	25.6%	27.2%	(1.6) points

Applied's effective tax rate for the second quarter of fiscal 2012 slightly decreased compared to the prior quarter. Applied's effective tax rates for the three and six months ended April 29, 2012 were both lower than the rates for the comparable periods in the prior year primarily due to a net favorable U.S. Internal Revenue Service audit settlement and changes in the composition of income in jurisdictions outside the U.S. with tax incentives. Applied’s future effective income tax rate depends on various factors, such as tax legislation and the geographic composition of Applied’s pre-tax income. Management carefully monitors these factors and timely adjusts the interim income tax rate accordingly.

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
Silicon Systems Group Segment

The Silicon Systems Group segment includes semiconductor capital equipment for deposition, etch, rapid thermal processing, chemical mechanical planarization, metrology and inspection, wafer-level packaging and, with the addition of Varian, ion implantation. Development efforts are focused on solving customers' key technical challenges in transistor, patterning, interconnect and packaging performance as devices scale to advanced technology nodes.
The competitive environment for the Silicon Systems Group in the first half of fiscal 2012 reflected continued investment in the semiconductor industry driven by capacity demand for mobile computing. Foundry customers led capacity additions for advanced technology nodes and were the primary drivers for net sales of the Silicon Systems Group. Investment by DRAM customers remained low in the period due to lack of profitability and oversupply in the DRAM memory market.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change Q2 2012 over Q1 2012		Change Q2 2012 over Q2 2011
	April 29, 2012	January 29, 2012	May 1, 2011
	(In millions, except percentages)
New orders	$1,969	$1,418	$1,715	$551	39%	$254	15%
Net sales	1,777	1,344	1,453	433	32%	324	22%
Operating income	504	271	491	233	86%	13	3%
Operating margin	28%	20%	34%		8 points		(6) points
Non-GAAP Results
Operating income	574	386	493	188	49%	81	16%
Operating margin	32%	29%	34%		3 points		(2) points

	Six Months Ended		Change First Half 2012 over First Half 2011
	April 29, 2012	May 1, 2011
	(In millions, except percentages)
New orders	$3,387	$3,325	$62	2%
Net sales	3,121	2,950	171	6%
Operating income	775	1,034	(259)	(25)%
Operating margin	25%	35%		(10) points
Non-GAAP Results
Operating income	960	1,039	(79)	(8)%
Operating margin	31%	35%		(4) points
Reconciliations of non-GAAP measures are presented under “Non-GAAP Results.”

The increases in new orders and net sales for the second quarter of fiscal 2012 compared to the first quarter of fiscal 2012 were primarily attributable to increased demand from foundry customers. Approximately 71 percent of net sales in the second quarter of fiscal 2012 were for orders received and shipped within the quarter. The segment’s book to bill ratio (new orders divided by net sales) for the second quarter of fiscal 2012 remained flat at 1.1 compared to the first quarter of fiscal 2012. Operating income and non-GAAP operating income for the second quarter of fiscal 2012 increased compared to the prior quarter, reflecting an increase in net sales and lower acquisition-related costs associated with Varian, partially offset by additional inventory charges of $20 million.
The increases in new orders and net sales for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 were primarily due to increased demand from foundry customers, which was partially driven by demand for Varian products. Varian products contributed approximately $315 million and $277 million in new orders and net sales, respectively, in the second quarter of fiscal 2012. The segment’s book to bill ratio of 1.1 for the second quarter of fiscal 2012 decreased compared to 1.2 for the second quarter of fiscal 2011, reflecting lower increases in new orders relative to net sales. Operating income for the second quarter of fiscal 2012 increased compared to the second quarter of fiscal 2011, reflecting higher net sales, partially offset by costs associated with Varian operations, Varian acquisition-related costs, and additional inventory charges of $20 million. However, operating margin, as a percentage of net sales, decreased for the second quarter of fiscal 2012 compared to the same period in the prior year due to increased costs associated with Varian operations and acquisition relative to the increase in net sales.
New orders and net sales for the first half of fiscal 2012 increased compared to the first half of fiscal 2011, primarily due to the addition of Varian, partially offset by decreased demand from logic customers. New orders and net sales of Varian products for the first half of fiscal 2012 were $523 million and $430 million, respectively. The segment’s book to bill ratio for the first half of fiscal 2012 remained flat at 1.1 compared to the first half of fiscal 2011. Operating income decreased for the first half of fiscal 2012 compared to the same period in the prior year due to changes in customer and product mix with the inclusion of Varian, costs associated with Varian operations, Varian acquisition-related costs, and additional inventory charges.
New orders for the Silicon Systems Group by end use application for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 29, 2012	January 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Foundry	72%	57%	47%	66%	51%
Memory	16%	29%	28%	22%	25%
Logic and other	12%	14%	25%	12%	24%
	100%	100%	100%	100%	100%
The following regions accounted for at least 30 percent of total net sales for the Silicon Systems Group segment for one or more of the periods indicated:

	Three Months Ended						Change Q2 2012 over Q1 2012	Change Q2 2012 over Q2 2011
	April 29, 2012		January 29, 2012		May 1, 2011
	($)	(%)	($)	(%)	($)	(%)
	(In millions, except percentages)
Korea	650	37	552	41	210	14	18%	210%
Taiwan	473	27	275	20	453	31	72%	4%

	Six Months Ended				Change First Half 2012 over First Half 2011
	April 29, 2012		May 1, 2011
	($)	(%)	($)	(%)
	(In millions, except percentages)
Korea	1,203	39	328	11	267%
Taiwan	748	24	866	29	(14)%

Two customers accounted for 60 percent of net sales in this segment for the second quarter of fiscal 2012. Customers in Korea, Taiwan and North America accounted for 84 percent and 82 percent of total net sales for this segment in the second and first quarters of fiscal 2012, respectively. In the second quarter of fiscal 2011, customers in North America and Taiwan accounted for 54 percent of total net sales for the Silicon Systems Group segment. In the first half of fiscal 2012, customers in Korea, Taiwan and North America accounted for 83 percent of total net sales for this segment, while Taiwan and North America accounted for 57 percent of net sales for this segment during the first half of fiscal 2011.
Applied Global Services Segment

The Applied Global Services segment encompasses technically differentiated products, including spares, services, certain earlier generation equipment products, remanufactured equipment, and products that have reached a particular stage in the product lifecycle, to improve operating efficiency, reduce operating costs, and lessen the environmental impact of semiconductor, display and solar customers' factories. Customer demand for products and services is fulfilled through a global distribution system with trained service engineers located in close proximity to customer sites.
Industry conditions that affected Applied Global Services' sales of spares and services in the first half of fiscal 2012 were principally semiconductor manufacturers' wafer starts as well as foundry utilization rates.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change Q2 2012 over Q1 2012		Change Q2 2012 over Q2 2011
	April 29, 2012	January 29, 2012	May 1, 2011
	(In millions, except percentages)
New orders	$650	$517	$603	$133	26%	$47	8%
Net sales	551	534	614	17	3%	(63)	(10)%
Operating income	109	107	91	2	2%	18	20%
Operating margin	20%	20%	15%		—		5 points
Non-GAAP Results
Operating income	111	113	117	(2)	(2)%	(6)	(5)%
Operating margin	20%	21%	19%		(1) point		1 point

	Six Months Ended		Change First Half 2012 over First Half 2011
	April 29, 2012	May 1, 2011
	(In millions, except percentages)
New orders	$1,167	$1,155	$12	1%
Net sales	1,085	1,181	(96)	(8)%
Operating income	216	176	40	23%
Operating margin	20%	15%		5 points
Non-GAAP Results
Operating income	224	204	20	10%
Operating margin	21%	17%		4 points
Reconciliations of non-GAAP measures are presented under “Non-GAAP Results.”
New orders and net sales increased for the second quarter of fiscal 2012 compared to the prior quarter primarily due to higher demand for semiconductor spares and services. New orders for the second quarter of fiscal 2012 also included a $95 million single order of thin film solar equipment. The book to bill ratio for the second quarter of fiscal 2012 increased to 1.2 compared to 1.0 for the first quarter of fiscal 2012, reflecting increased new orders and net sales. Operating income remained relatively flat, despite the increase in net sales, due to additional inventory reserve charges for evaluation units.

New orders for the second quarter and first half of fiscal 2012 increased over the comparable periods in the prior year, due to a thin film solar equipment order. Net sales decreased in the second quarter and first half of fiscal 2012 over the comparable periods in the prior year as a result of a reduction in the installed based of 200mm systems, partially offset by sales of Varian products. New orders and net sales for the second quarter of fiscal 2012 included approximately $51 million and $56 million, respectively, of Varian products and services. The book to bill ratio of 1.2 for the second quarter of fiscal 2012 increased compared to 1.0 for the second quarter of fiscal 2011. The book to bill ratio for the first six months of fiscal 2012 increased to 1.1 compared to 1.0 for the first six months of fiscal 2011, as a result of higher new orders. Operating income year-over-year increased primarily due to impairment charges recorded in the second quarter of fiscal 2011.
Display Segment

The Display segment encompasses products for manufacturing LCDs, OLEDs, and other display technologies for TVs, personal computers, tablets, smart phones, and other consumer-oriented devices. The segment is focused on expanding market share by differentiation with larger-scale manufacturing equipment for TVs, entry into new markets such as the LTPS, metal oxide, and touch panel sectors, and development of products that enable manufacturing cost reductions through productivity and uniformity.
The market environment for Applied's Display segment in the first half of fiscal 2012 was characterized by decreased capacity requirements for larger flat panel televisions and continued demand for touch screen and high-end mobile devices compared to the prior year. The display industry overall remains in a down cycle.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change Q2 2012 over Q1 2012		Change Q2 2012 over Q2 2011
	April 29, 2012	January 29, 2012	May 1, 2011
	(In millions, except percentages)
New orders	$84	$40	$255	$44	110%	$(171)	(67)%
Net sales	134	104	158	30	29%	(24)	(15)%
Operating income	7	5	31	2	40%	(24)	(77)%
Operating margin	5%	5%	20%		—		(15) points
Non-GAAP Results
Operating income	9	7	33	2	29%	(24)	(73)%
Operating margin	7%	7%	21%		—		(14) points

	Six Months Ended		Change First Half 2012 over First Half 2011
	April 29, 2012	May 1, 2011
	(In millions, except percentages)
New orders	$124	$397	$(273)	(69)%
Net sales	238	305	(67)	(22)%
Operating income	12	58	(46)	(79)%
Operating margin	5%	19%		(14) points
Non-GAAP Results
Operating income	16	62	(46)	(74)%
Operating margin	7%	20%		(13) points
Reconciliations of non-GAAP measures are presented under “Non-GAAP Results.”

New orders and net sales increased for the second quarter of fiscal 2012 compared to a low level of orders in the first quarter of fiscal 2012, reflecting slightly higher demand for touch panel and LTPS systems to manufacture new mobile devices such as smart phones and tablets. The book to bill ratio slightly increased to 0.6 for the second quarter of fiscal 2012 compared to 0.4 for the first quarter of fiscal 2012. Operating income and non-GAAP operating income slightly increased reflecting higher net sales.
New orders and net sales were lower in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011, and also were lower for the first six months of fiscal 2012 compared to the first six months of fiscal 2011, resulting from weakness in demand for large substrate LCD TV equipment. The book to bill ratio of 0.6 for the second quarter of fiscal 2012 decreased compared to 1.6 for the second quarter of fiscal 2011 and also decreased to 0.5 for the first six months of fiscal 2012 compared to 1.3 for the first six months of fiscal 2011. The decrease for both the second quarter and first six months of fiscal 2012 reflected lower year-over-year increases in new orders relative to net sales. Operating income and non-GAAP operating income decreased in the second quarter of fiscal 2012 and in the first six months of fiscal 2012 from the comparable periods from the prior year resulting from the down cycle in the display industry.
The following regions accounted for at least 30 percent of total net sales for the Display segment for one or more of the periods indicated:

	Three Months Ended						Change Q2 2012 over Q1 2012	Change Q2 2012 over Q2 2011
	April 29, 2012		January 29, 2012		May 1, 2011
	($)	(%)	($)	(%)	($)	(%)
	(In millions, except percentages)
Taiwan	92	69	45	43	18	11	104%	411%
China	1	1	18	17	82	52	(94)%	(99)%

	Six Months Ended				Change First Half 2012 over First Half 2011
	April 29, 2012		May 1, 2011
	($)	(%)	($)	(%)
	(In millions, except percentages)
Taiwan	137	58	99	32	38%
China	20	8	143	47	(86)%
Four customers accounted for 87 percent of net sales in the Display segment for the second quarter of fiscal 2012. Customers in Taiwan accounted for the majority of net sales in this segment for each of the first and second quarters of fiscal 2012, as well as the first half of fiscal 2012, while customers in China and Taiwan accounted for the majority of net sales during the second quarter and first half of fiscal 2011.

Applied tested goodwill of the Display reporting unit for potential impairment during the second quarter of fiscal 2012 in light of second quarter developments that included current industry trends and financial performance and short-term outlook. The results of the first step of the impairment test indicated that goodwill of the Display reporting unit was not impaired and the estimated fair value of the reporting unit was more than 100 percent over the carrying value of the reporting unit. In the event of future changes in business conditions in the market in which the Display reporting unit operates, Applied will be required to reassess and update its forecasts and estimates used in future impairment analysis.

Energy and Environmental Solutions Segment

The Energy and Environmental Solutions segment is focused on delivering solutions to generate and conserve energy, with an emphasis on lowering the cost to produce solar power by providing equipment to enhance manufacturing scale and the energy conversion efficiency of PV cells. Product offerings include equipment for fabricating c-Si solar cells, as well as high-throughput roll-to-roll coating systems for flexible electronics.
The solar PV industry environment in the first half of fiscal 2012 was characterized by excess manufacturing capacity relative to end-market demand.  As a result, solar cell and wafering customers are deferring purchases of new capacity while making limited investments in capital equipment upgrades to reduce production costs.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change Q2 2012 over Q1 2012		Change Q2 2012 over Q2 2011
	April 29, 2012	January 29, 2012	May 1, 2011
	(In millions, except percentages)
New orders	$62	$33	$612	$29	88%	$(550)	(90)%
Net sales	79	207	637	(128)	(62)%	(558)	(88)%
Operating income (loss)	(63)	(23)	170	(40)	174%	(233)	(137)%
Operating margin	(80)%	(11)%	27%		(69) points		(107) points
Non-GAAP Results
Operating income (loss)	(57)	(17)	168	(40)	235%	(225)	(134)%
Operating margin	(72)%	(8)%	26%		(64) points		(98) points

	Six Months Ended		Change First Half 2012 over First Half 2011
	April 29, 2012	May 1, 2011
	(In millions, except percentages)
New orders	$95	$1,280	$(1,185)	(93)%
Net sales	286	1,113	(827)	(74)%
Operating income (loss)	(86)	313	(399)	(127)%
Operating margin	(30)%	28%		(58) points
Non-GAAP Results
Operating income (loss)	(74)	289	(363)	(126)%
Operating margin	(26)%	26%		(52) points
Reconciliations of non-GAAP measures are presented under “Non-GAAP Results.”
New orders for the second quarter of fiscal 2012 increased compared to a low level of orders in the first quarter of fiscal 2012, while net sales decreased reflecting continued industry overcapacity. For the three and six months ended April 29, 2012, approximately 53 percent and 68 percent of the segment’s net sales were from products shipped prior to January 29, 2012. The book to bill ratio increased to 0.8 for the second quarter of fiscal 2012, reflecting higher new orders, compared to 0.2 for the first quarter of fiscal 2012. Operating loss increased for the second quarter of fiscal 2012 compared to the prior quarter, primarily attributable to lower net sales and under-absorption of production costs. Inventory charges of $20 million and $31 million were recorded during the second and first quarters of fiscal 2012, respectively.
Financial performance for the three and six months ended April 29, 2012 decreased from the comparable periods in the prior year due to continued excess manufacturing capacity in the solar industry. The book to bill ratio for the first half of fiscal 2012 was 0.3, and the book to bill ratio for the second quarter of fiscal 2011 and first half of fiscal 2011 were 1.0 and 1.2, respectively.

The following regions accounted for at least 30 percent of total net sales for the Energy and Environmental Solutions segment for one or more of the periods indicated:

	Three Months Ended						Change Q2 2012 over Q1 2012	Change Q2 2012 over Q2 2011
	April 29, 2012		January 29, 2012		May 1, 2011
	($)	(%)	($)	(%)	($)	(%)
	(In millions, except percentages)
Taiwan	7	9	92	44	86	14	(92)%	(92)%
China	42	53	85	41	487	76	(51)%	(91)%

	Six Months Ended				Change First Half 2012 over First Half 2011
	April 29, 2012		May 1, 2011
	($)	(%)	($)	(%)
	(In millions, except percentages)
Taiwan	98	34	130	12	(25)%
China	127	44	876	79	(86)%
For the second quarter and first half of fiscal 2012, customers in Taiwan and China continued to account for the majority of net sales in this segment, while a majority of sales were to customers in China for the second quarter and first half of fiscal 2011.
Applied tested goodwill of the Energy and Environmental Solutions reporting unit for potential impairment during the second quarter of fiscal 2012 in light of second quarter developments that included current industry trends, financial performance, weaker short-term outlooks, and other adverse operating conditions within the solar industry. The results of the first step of the impairment test indicated that goodwill of the Energy and Environmental Solutions reporting unit was not impaired, as the estimated fair value in excess of carrying value was approximately $697 million (or 72 percent over the carrying value of the reporting unit) at April 1, 2012.

In the event of future changes in business conditions in the market in which the Energy and Environmental Solutions reporting unit operates, Applied will be required to reassess and update its forecasts and estimates used in future impairment analysis. If the results of this analysis are lower than current estimates, a material impairment charge may result at that time. Details on the impairment analysis performed for the Energy and Environmental Solutions reporting unit are included in Note 9 of the Notes to the Consolidated Condensed Financial Statements. As discussed in the Overview section, on May 10, 2012, Applied announced that a committee of the Board of Directors approved a plan to restructure the Energy and Environmental Solutions segment.

Financial Condition, Liquidity and Capital Resources
Applied’s cash, cash equivalents and investments decreased to $3.2 billion at April 29, 2012 from $7.2 billion at October 30, 2011.
Cash, cash equivalents and investments consist of the following:

	April 29, 2012	October 30, 2011
	(In millions)
Cash and cash equivalents	$1,761	$5,960
Short-term investments	409	283
Long-term investments	1,071	931
Total cash, cash-equivalents and investments	$3,241	$7,174

The decrease in cash was the result of the completion of the acquisition of Varian during the first quarter of fiscal 2012, and cash paid for stock repurchases and dividends, which were offset in part by cash generated from operations. Cash, cash equivalents and investments at October 30, 2011 included net proceeds from the issuance of $1.75 billion of senior unsecured notes that were issued to assist in funding the Varian acquisition.
A summary of cash provided by (used in) operating, investing, and financing activities for the six months ended April 29, 2012 and May 1, 2011 is as follows:

	April 29, 2012	May 1, 2011
	(In millions)
Cash provided by operating activities	$784	$1,129
Cash used in investing activities	$(4,416)	$(34)
Cash used in financing activities	$(563)	$(396)
Applied generated $784 million of cash from operating activities for the six months ended April 29, 2012. The primary sources of cash from operating activities for the six months ended April 29, 2012 were net income, as adjusted to exclude the effect of non-cash charges including depreciation, amortization, share-based compensation, deferred income taxes and changes in components of working capital. Applied did not utilize programs to discount letters of credit issued by customers for the six months ended April 29, 2012. Applied utilized programs to discount letters of credit issued by customers of $173 million for the six months ended May 1, 2011. Discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. For the six months ended April 29, 2012 and May 1, 2011, Applied factored accounts receivable and discounted promissory notes totaling $70 million and $55 million, respectively. Days sales outstanding for the second quarter of fiscal 2012 of 64 days decreased compared to 66 days at the end of the first quarter of fiscal 2012 and increased compared to 61 days for the quarter ended May 1, 2011. Days sales outstanding varies due to the timing of shipments and the payment terms. Applied’s working capital was $3.7 billion at April 29, 2012 and $7.6 billion at October 30, 2011.
Applied used $4.4 billion of cash for investing activities during the six months ended April 29, 2012. In the first half of fiscal 2012, Applied acquired Varian for $4.2 billion, net of cash acquired. Purchases of investments, net of proceeds from sales and maturities of investments, totaled $154 million, and capital expenditures totaled $76 million for the first half of fiscal 2012.
Applied used $563 million of cash for financing activities during the six months ended April 29, 2012, consisting primarily of $400 million in common stock repurchases and $208 million in cash dividends paid to stockholders, offset by $45 million in proceeds from common stock issuances related to equity compensation awards. In March 2010, Applied’s Board of Directors approved a stock repurchase program authorizing up to $2.0 billion in repurchases over the three year period ending in March 2013. On March 5, 2012, the Board of Directors approved a new stock repurchase program authorizing up to $3.0 billion in repurchases over the next three years, ending March 2015. The stock repurchase program that began in 2010 terminated concurrent with the start of the new stock repurchase program.

The following table summarizes the dividends declared by Applied's Board of Directors during fiscal 2012:

Date Declared	Record Date	Payable Date	Amount per Share	Aggregate Amount (In millions)
December 6, 2011	February 23, 2012	March 15, 2012	$0.08	$103
March 5, 2012	May 24, 2012	June 14, 2012	$0.09	$115
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
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed four-year revolving credit agreement with a group of banks that is scheduled to expire in May 2015. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at April 29, 2012. Remaining credit facilities in the amount of approximately $99 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both April 29, 2012 and October 30, 2011.

Applied has debt agreements that contain financial and other covenants. These covenants require Applied to maintain certain minimum financial ratios. At April 29, 2012, Applied was in compliance with all such covenants. See Note 10 of Notes to Consolidated Condensed Financial Statements for additional discussion of borrowings and long-term debt.
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of April 29, 2012, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $49 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of April 29, 2012, Applied Materials, Inc. has provided parent guarantees to banks for approximately $188 million to cover these services.
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
For the six months ended April 29, 2012, Applied did not recognize any impairment on its marketable securities. At April 29, 2012, Applied had a gross unrealized loss in its investment portfolio of $1 million due to a decrease in the fair value of certain fixed income securities.
During the six months ended April 29, 2012, Applied recorded a bad debt provision of $9 million as a result of certain customers’ financial condition. Applied did not record a bad debt provision during the six months ended May 1, 2011. While Applied believes that its allowance for doubtful accounts at April 29, 2012 is adequate, it will continue to closely monitor customer liquidity and economic conditions.
At April 29, 2012, approximately $550 million of cash, cash equivalents and marketable securities held by foreign subsidiaries of Applied may be subject to U.S. taxes if repatriated for U.S. operations. Of this amount, Applied intends to permanently reinvest approximately $180 million outside of the U.S. and does not plan to repatriate these funds. For the remaining cash, cash equivalents and marketable securities held by foreign subsidiaries, U.S. taxes have been provided in the financial statements.
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
Warranty Costs
Applied provides for the estimated cost of warranty when revenue is recognized. Estimated warranty costs are determined by analyzing specific product data, current and historical configuration statistics and regional warranty support costs. Applied’s warranty obligation is affected by product and component failure rates, material usage and labor costs incurred in correcting product failures during the warranty period. As Applied’s customer engineers and process support engineers are highly trained and deployed globally, labor availability is a significant factor in determining labor costs. The quantity and availability of critical replacement parts is another significant factor in estimating warranty costs. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. If actual warranty costs differ substantially from Applied’s estimates, revisions to the estimated warranty liability would be required, which could have a material adverse effect on Applied’s business, financial condition and results of operations.
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
Goodwill and Intangible Assets
Applied reviews goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also annually reviews goodwill and intangibles with indefinite lives for impairment. Intangible assets, such as purchased technology, are generally recorded in connection with a business acquisition. The value assigned to intangible assets is usually based on estimates and judgments regarding expectations for the success and life cycle of products and technology acquired. If actual product acceptance differs significantly from the estimates, Applied may be required to record an impairment charge to reduce the carrying value of the reporting unit to its realizable value. The fair value of a reporting unit is estimated using both the income approach and the market approach taking into account such factors as future anticipated operating results and estimated cost of capital. Management uses significant judgment when assessing goodwill for potential impairment, especially in emerging markets. If Applied were to encounter challenging economic conditions, such as a decline in operating results, an unfavorable industry or macroeconomic environment, or any other adverse change in market conditions, Applied may be required to perform the two-step quantitative goodwill impairment analysis. If such conditions have the effect of changing one of the critical assumptions or estimates used in the quantitative goodwill impairment analysis, it could result in an unexpected impairment charge for impaired goodwill, which could have a material adverse effect on Applied’s business, financial condition and results of operations.
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
Non-GAAP operating income for the three months ended April 29, 2012, January 29, 2012, and May 1, 2011 was $490 million, $344 million, and $685 million, respectively. Non-GAAP operating income for the six months ended April 29, 2012 and May 1, 2011 was $834 million and $1.3 billion, respectively.
Non-GAAP net income for the three months ended April 29, 2012, January 29, 2012, and May 1, 2011 was $349 million or $0.27 per share, $240 million or $0.18 per share, and $501 million or $0.38 per share, respectively. Non-GAAP net income for the six months ended April 29, 2012 and May 1, 2011 was $589 million or $0.45 per share and $985 million or $0.74 per share, respectively.

The following table presents a reconciliation of the GAAP and non-GAAP consolidated results:
APPLIED MATERIALS, INC.
RECONCILIATION OF GAAP TO NON-GAAP RESULTS

	Three Months Ended			Six Months Ended
(In millions, except per share amounts and percentages)	April 29, 2012	January 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Non-GAAP Gross Margin
Reported gross margin (GAAP basis)	$1,011	$786	$1,189	$1,797	$2,325
Certain items associated with acquisitions[1]	59	104	9	163	18
Non-GAAP gross margin	$1,070	$890	$1,198	$1,960	$2,343
Non-GAAP gross margin percent (% of net sales)	42%	41%	42%	41%	42%
Non-GAAP Operating Income
Reported operating income (GAAP basis)	$409	$179	$677	$588	$1,351
Certain items associated with acquisitions[1]	80	142	12	222	25
Varian deal cost	1	23	—	24	—
Restructuring charges and asset impairments[2,3]	—	—	(4)	—	(33)
Loss on sale of facility	—	—	—	—	1
Non-GAAP operating income	$490	$344	$685	$834	$1,344
Non-GAAP operating margin percent (% of net sales)	19%	16%	24%	18%	24%
Non-GAAP Net Income
Reported net income (GAAP basis)	$289	$117	$489	$406	$995
Certain items associated with acquisitions[1]	80	142	12	222	25
Varian deal cost	1	23	—	24	—
Restructuring charges and asset impairments[2,3]	—	—	(4)	—	(33)
Impairment of strategic investments	3	—	—	3	—
Loss on sale of facility	—	—	—	—	1
Reinstatement of federal R&D tax credit	—	—	—	—	(13)
Resolution of audits of prior years’ income tax filings	(7)	—	—	(7)	—
Income tax effect of non-GAAP adjustments	(17)	(42)	4	(59)	10
Non-GAAP net income	$349	$240	$501	$589	$985
Non-GAAP Earnings Per Diluted Share
Reported earnings per diluted share (GAAP basis)	$0.22	$0.09	$0.37	$0.31	$0.75
Certain items associated with acquisitions	0.05	0.08	0.01	0.13	0.01
Varian deal cost	—	0.01	—	0.01	—
Restructuring charges and asset impairments	—	—	—	—	(0.01)
Reinstatement of federal R&D tax credit and resolution of audits of prior years’ income tax filings	—	—	—	—	(0.01)
Non-GAAP earnings per diluted share	$0.27	$0.18	$0.38	$0.45	$0.74
Weighted average number of diluted shares	1,301	1,310	1,333	1,305	1,333

[1]
These items are incremental charges attributable to acquisitions, consisting of inventory fair value adjustments on products sold, amortization of purchased intangible assets, shared-based compensation associated with accelerated vesting and other integration costs.

[2]
Results for the three months ended May 1, 2011 included favorable adjustments of $8 million related to a restructuring program announced on July 21, 2010, $19 million related to a restructuring program announced on November 11, 2009, and $1 million related to a restructuring program announced on November 12, 2008, offset by asset impairment charges of $24 million related to certain intangible assets.

[3]
Results for the six months ended May 1, 2011 included favorable adjustments of $36 million related to a restructuring program announced on July 21, 2010, $19 million related to a restructuring program announced on November 11, 2009, and $5 million related to a restructuring program announced on November 12, 2008, offset by asset impairment charges of $27 million primarily related to certain intangible assets.

The following table presents a reconciliation of the GAAP and non-GAAP segment results:
APPLIED MATERIALS, INC.
RECONCILIATION OF GAAP TO NON-GAAP RESULTS

	Three Months Ended			Six Months Ended
(In millions, except percentages)	April 29, 2012	January 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Non-GAAP SSG Operating Income
Reported operating income (GAAP basis)	$504	$271	$491	$775	$1,034
Certain items associated with acquisitions[1]	70	115	2	185	5
Non-GAAP operating income	$574	$386	$493	$960	$1,039
Non-GAAP operating margin percent (% of net sales)	32%	29%	34%	31%	35%
Non-GAAP AGS Operating Income
Reported operating income (GAAP basis)	$109	$107	$91	$216	$176
Certain items associated with acquisitions[1]	2	6	2	8	4
Restructuring charges and asset impairments[2,3]	—	—	24	—	24
Non-GAAP operating income	$111	$113	$117	$224	$204
Non-GAAP operating margin percent (% of net sales)	20%	21%	19%	21%	17%
Non-GAAP Display Operating Income
Reported operating income (GAAP basis)	$7	$5	$31	$12	$58
Certain items associated with acquisitions[1]	2	2	2	4	4
Non-GAAP operating income	$9	$7	$33	$16	$62
Non-GAAP operating margin percent (% of net sales)	7%	7%	21%	7%	20%
Non-GAAP EES Operating Income (Loss)
Reported operating income (loss) (GAAP basis)	$(63)	$(23)	$170	$(86)	$313
Certain items associated with acquisitions[1]	6	6	6	12	12
Restructuring charges and asset impairments[2,3]	—	—	(8)	—	(36)
Non-GAAP operating income (loss)	$(57)	$(17)	$168	$(74)	$289
Non-GAAP operating margin percent (% of net sales)	(72)%	(8)%	26%	(26)%	26%

[1]
These items are incremental charges attributable to acquisitions, consisting of inventory fair value adjustments on products sold, amortization of purchased intangible assets, shared-based compensation associated with accelerated vesting and other integration costs.

[2]
Results for the three months ended May 1, 2011 included favorable adjustments of $8 million related to a restructuring program announced on July 21, 2010 and asset impairment charges of $24 million related certain intangible assets.

3
Results for the six months ended May 1, 2011 included favorable adjustments of $36 million related to a restructuring program announced on July 21, 2010 and asset impairment charges of $24 million primarily related to certain intangible assets.

Note: Segment non-GAAP operating income does not include deal costs and other acquisition-related costs, which are reported within corporate and unallocated costs.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $1.3 billion at April 29, 2012. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at April 29, 2012, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $23 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated condensed statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. At April 29, 2012, the carrying amount of long-term debt was $1.9 billion with an estimated fair value of $2.2 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s debt issuances of approximately $215 million at April 29, 2012.
Certain operations of Applied are conducted in foreign currencies, such as Japanese yen, euro, Israeli shekel, Taiwanese dollar and Swiss franc. Applied enters into currency forward exchange and option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 24 months. Gains and losses on these contracts are generally recognized in income at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on currency forward exchange and option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses were not material for the three and six months ended April 29, 2012 and May 1, 2011.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
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
Changes in Internal Control Over Financial Reporting
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
To meet rapidly changing demand in the industries it serves, Applied must accurately forecast demand and effectively manage its resources and production capacity for each of its segments as well as across multiple segments, and may incur unexpected or additional costs to align its business operations. During periods of increasing demand for its products, Applied must have sufficient manufacturing capacity and inventory to meet customer demand; effectively manage its supply chain; attract, retain and motivate a sufficient number of qualified employees; and continue to control costs. During periods of decreasing demand, Applied must reduce costs and align its cost structure with prevailing market conditions; effectively manage its supply chain; and motivate and retain key employees. If Applied does not accurately forecast and timely and appropriately adapt to changes in its business environment, Applied’s business, financial condition and results of operations may be materially and adversely affected.
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

•
challenges in generating organic growth given semiconductor manufacturers’ decreasing capital expenditures as a percentage of revenue, and their increasing capital investment in market segments that Applied does not serve, such as lithography, or segments where Applied's products have lower relative market share;

•	the importance of increasing market positions in under-penetrated segments, such as etch and inspection;

•
the growing demand for mobility products, such as tablets and smartphones, and corresponding industry investment in devices that require fewer Applied products to manufacture, such as NAND flash memory, than are needed to make devices used in other applications, such as DRAM for personal computers;

•
the increasing frequency and complexity of technology transitions and inflections, such as ALD, 3-D transistors, advanced interconnect, wafer-level packaging, and extreme ultraviolet lithography (EUV);

•	shorter cycle times between customers’ order placement and product shipment, which may lead to inventory write-offs and manufacturing inefficiencies that decrease gross margin;

•	competitive factors that make it difficult to enhance market position;

•	the concentration of new wafer starts in Korea, where Applied’s service penetration and service-revenue-per-wafer-start have been lower than in other regions; and

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
Investment levels in capital equipment for the global solar industry have experienced considerable volatility. Current global solar PV production capacity exceeds anticipated near-term, end-use demand, causing customers to significantly reduce or delay investments in manufacturing capacity and new technology. In addition to the general industry changes described above in the second risk factor, the global solar market is characterized by ongoing changes specific to this industry that impact demand for and/or the profitability of Applied’s solar products, including:

•
the need to continually decrease the cost-per-watt of electricity produced by solar PV products to at or below grid parity by, among other things, reducing operating costs and increasing throughputs for solar PV manufacturing, and improving the conversion efficiency of solar PVs;

•
the variability and uncertainty of government energy policies and their effect in influencing the rate of growth of the solar PV market, including the availability and amount of incentives for solar power such as tax credits, feed-in tariffs, rebates, renewable portfolio standards that require electricity providers to sell a targeted amount of energy from renewable sources, and goals for solar installations on government facilities;

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

If Applied does not timely and appropriately adapt to changes resulting from the uncertain macroeconomic environment and industry conditions, or to difficulties in the financial markets, Applied’s business, financial condition and results of operations may be materially and adversely affected.
Applied must continually innovate, commercialize its products, and adapt its business and product offerings to respond to competition and rapid technological changes.
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

•	reduce the cost and improve the productivity of capital invested in R&D activities;

•	accurately forecast demand, work with suppliers and meet production schedules for its products;

•	improve its manufacturing processes and achieve cost efficiencies across product offerings;

•	adapt to changes in value offered by companies in different parts of the supply chain;

•	qualify products for evaluation and, in turn, volume manufacturing with its customers; and

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
Applied’s semiconductor customer base historically has been, and is becoming even more, highly concentrated as a result of economic and industry conditions. For example, in the second quarter of fiscal 2012, two semiconductor manufacturers accounted for 60 percent of Silicon Systems Group net sales and 43 percent of Applied’s consolidated net sales. Applied’s flat panel display customer base is also highly concentrated, while concentration within Applied’s solar customer base varies depending on the product line. Certain customers have experienced significant ownership or management changes, consolidated with other manufacturers, outsourced manufacturing activities, or engaged in collaboration or cooperation arrangements with other manufacturers. In addition, customers have entered into strategic alliances or industry consortia that have increased the influence of key industry participants in technology decisions made by their partners. Also, certain customers are making an increasingly greater percentage of their respective industry’s capital equipment investments.
In addition, Applied’s customer base in each of Display and Energy and Environmental Solutions segments is also geographically-concentrated. In the second quarter of fiscal 2012, customers in China and Taiwan accounted for a total of 70 percent of net sales for the Display segment, and 62 percent of net sales for the Energy and Environmental Solutions segment.
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
In addition, Applied from time to time receives funding from United States and other government agencies for certain strategic development programs to increase its R&D resources and address new market opportunities. As a condition to this government funding, Applied may be subject to certain record-keeping, audit, intellectual property rights-sharing and/or other obligations.
If Applied does not successfully manage the risks resulting from its diversification and entry into new markets and industries, its business, financial condition and results of operations could be materially and adversely affected.
Applied is exposed to the risks of operating a global business.
In the second fiscal quarter of 2012, approximately 80 percent of Applied’s net sales were to customers in regions outside the United States. Certain of Applied’s R&D and manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in Singapore, Taiwan, China, Korea, Israel, Germany, Italy and Switzerland. Applied is also expanding its business and operations in new countries. The global nature of Applied’s business and operations presents challenges, including but not limited to those arising from:

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
Applied’s success, competitiveness and ability to execute on its global strategies and maintain a culture of innovation depend in large part on its ability to attract, retain and motivate key employees, especially in critical positions. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, Applied’s organizational structure, competitors’ hiring practices, cost reduction activities (including workforce reductions and unpaid shutdowns), availability of career development opportunities, the ability to obtain necessary authorizations for workers to provide services in non-native countries, and the effectiveness of Applied’s compensation and benefit programs, including its share-based programs. If Applied does not successfully attract, retain and motivate key employees, Applied may be unable to capitalize on its opportunities and its business, financial condition and operating results may be materially and adversely affected.
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
If Applied does not effectively develop and implement its outsourcing and relocation strategies, if required export and other governmental approvals are not timely obtained, if Applied’s third party providers do not perform as anticipated, or if there are delays or difficulties in enhancing business processes, Applied may not realize anticipated productivity improvements or cost efficiencies, and may experience operational difficulties, increased costs (including energy and transportation), manufacturing interruptions or delays, inefficiencies in the structure and/or operation of its supply chain, loss of its intellectual property rights, quality issues, reputational harm, increased product time-to-market, and/or inefficient allocation of human resources, any or all of which could materially and adversely affect Applied’s business, financial condition and results of operations.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information as of April 29, 2012 with respect to the shares of common stock repurchased by Applied during the second quarter of fiscal 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*
	( In millions, except per share amounts)
Month #1
(January 30, 2012 to February 26, 2012)	1.7	$12.79	1.7	$960
Month #2
(February 27, 2012 to March 25, 2012)	6.3	$12.48	6.3	$2,946
Month #3
(March 26, 2012 to April 29, 2012)	8.2	$12.12	8.2	$2,846
Total	16.2	$12.33	16.2

*
On March 8, 2010, the Board of Directors approved a stock repurchase program for up to $2.0 billion in repurchases over the three year period ending March 2013. On March 5, 2012, the Board of Directors approved a new stock repurchase program authorizing up to $3.0 billion in repurchases over the next three years, ending March 2015. The stock repurchase program that began in 2010 terminated concurrent with the start of the new stock repurchase program.

Item 6.    Exhibits
Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.1	Applied Materials, Inc. Employee Stock Incentive Plan, as amended and restated effective March 6, 2012	8-K	000-06920	10.1	3/9/2012
10.2	Applied Materials, Inc. Senior Executive Bonus Plan, as amended and restated effective March 6, 2012	8-K	000-06920	10.2	3/9/2012
10.3	Form of Restricted Stock Unit Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended and restated†
10.4	Form of Restricted Stock Unit Agreement for Nonemployee Directors for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended and restated†
10.5	Form of Performance Shares Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended and restated†
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

†	Filed herewith.

‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ GEORGE S. DAVIS
George S. Davis Executive Vice President, Chief Financial Officer (Principal Financial Officer)
May 24, 2012

By:	/s/ THOMAS S. TIMKO
Thomas S. Timko Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
May 24, 2012