Form 10-Q
period 2012-07-29
APPLIED MATERIALS INC /DE
filed 2012-08-23
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of July 29, 2012: 1,237,495,151

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 29, 2012

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
	(Unaudited) (In millions, except per share amounts)
Net sales	$2,343	$2,787	$7,073	$8,336
Cost of products sold	1,413	1,603	4,347	4,827
Gross margin	930	1,184	2,726	3,509
Operating expenses:
Research, development and engineering	309	282	933	850
Selling, general and administrative	255	240	839	679
Restructuring charges and asset impairments (Note 11)	44	3	44	(30)
Gain on sale of facilities, net (Note 7)	—	(28)	—	(27)
Total operating expenses	608	497	1,816	1,472
Income from operations	322	687	910	2,037
Impairment of strategic investments (Notes 3 and 4)	—	—	3	—
Interest and other expenses	24	25	72	35
Interest and other income, net	4	7	13	33
Income before income taxes	302	669	848	2,035
Provision for income taxes	84	193	224	564
Net income	$218	$476	$624	$1,471

Earnings per share:
Basic	$0.17	$0.36	$0.49	$1.11
Diluted	$0.17	$0.36	$0.48	$1.10
Weighted average number of shares:
Basic	1,257	1,318	1,282	1,321
Diluted	1,268	1,330	1,292	1,333

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
	(Unaudited) (In millions)
Net income	$218	$476	$624	$1,471
Other comprehensive income, net of tax:
Change in unrealized net gain (loss) on investments	(9)	(1)	(6)	(2)
Change in unrealized net gain (loss) on derivative investments	(4)	(6)	(4)	(4)
Change in defined benefit plan liability	—	—	—	(1)
Change in cumulative translation adjustments	1	1	(1)	1
Other comprehensive income (loss)	(12)	(6)	(11)	(6)
Comprehensive income	$206	$470	$613	$1,465

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	July 29, 2012	October 30, 2011
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents (Notes 3 and 4)	$1,529	$5,960
Short-term investments (Notes 3 and 4)	635	283
Accounts receivable, net (Note 6)	1,535	1,532
Inventories (Note 7)	1,380	1,701
Deferred income taxes, net	498	580
Other current assets	288	299
Total current assets	5,865	10,355
Long-term investments (Notes 3 and 4)	1,058	931
Property, plant and equipment, net (Note 7)	917	866
Goodwill (Notes 8 and 9)	3,939	1,335
Purchased technology and other intangible assets, net (Notes 8 and 9)	1,410	211
Deferred income taxes and other assets	131	163
Total assets	$13,320	$13,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (Note 7)	$1,410	$1,520
Customer deposits and deferred revenue (Note 7)	937	1,116
Income taxes payable	61	158
Total current liabilities	2,408	2,794
Long-term debt (Note 10)	1,946	1,947
Deferred income taxes and income taxes payable	386	104
Employee benefits and other liabilities	241	216
Total liabilities	4,981	5,061
Stockholders’ equity (Note 12):
Common stock	12	13
Additional paid-in capital	5,772	5,616
Retained earnings	13,323	13,029
Treasury stock	(10,763)	(9,864)
Accumulated other comprehensive income (loss)	(5)	6
Total stockholders’ equity	8,339	8,800
Total liabilities and stockholders’ equity	$13,320	$13,861

Amounts as of July 29, 2012 are unaudited. Amounts as of October 30, 2011 are derived from the October 30, 2011 audited consolidated financial statements.

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
	(Unaudited) (In millions)
Balance at October 30, 2011	1,306	$13	$5,616	$13,029	573	$(9,864)	$6	$8,800
Net income	—	—	—	624	—	—	—	624
Other comprehensive income (loss)	—	—	—	—	—	—	(11)	(11)
Dividends	—	—	—	(330)	—	—	—	(330)
Share-based compensation	—	—	138	—	—	—	—	138
Stock options assumed in connection with acquisition	—	—	11	—	—	—	—	11
Issuance under stock plans, net of tax detriment of $15 and other	12	—	7	—	—	—	—	7
Common stock repurchases	(81)	(1)	—	—	81	(899)	—	(900)
Balance at July 29, 2012	1,237	$12	$5,772	$13,323	654	$(10,763)	$(5)	$8,339

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	July 29, 2012	July 31, 2011
	(Unaudited) (In millions)
Cash flows from operating activities:
Net income	$624	$1,471
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	325	187
Net loss (gain) on dispositions and fixed asset retirements	11	(24)
Provision for bad debts	9	—
Restructuring charges and asset impairments	44	(30)
Deferred income taxes	105	(100)
Net loss on investments and amortization on debt securities	16	13
Impairment of strategic investments	3	—
Share-based compensation	138	110
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	183	17
Inventories	571	(310)
Other current assets	43	(36)
Other assets	4	1
Accounts payable and accrued expenses	(356)	(92)
Customer deposits and deferred revenue	(230)	498
Income taxes payable	(49)	4
Employee benefits and other liabilities	(1)	19
Cash provided by operating activities	1,440	1,728
Cash flows from investing activities:
Capital expenditures	(121)	(136)
Cash paid for acquisition, net of cash acquired	(4,189)	—
Proceeds from sale of facilities and dispositions, net of cash sold	—	126
Proceeds from sales and maturities of investments	765	1,173
Purchases of investments	(1,152)	(945)
Cash provided by (used in) investing activities	(4,697)	218
Cash flows from financing activities:
Debt borrowings (repayments), net	(1)	1,744
Payments of debt issuance costs	—	(14)
Proceeds from common stock issuances	52	64
Common stock repurchases	(900)	(293)
Payments of dividends to stockholders	(323)	(291)
Cash provided by (used in) financing activities	(1,172)	1,210
Effect of exchange rate changes on cash and cash equivalents	(2)	4
Increase (decrease) in cash and cash equivalents	(4,431)	3,160
Cash and cash equivalents — beginning of period	5,960	1,858
Cash and cash equivalents — end of period	$1,529	$5,018
Supplemental cash flow information:
Cash payments for income taxes	$233	$661
Cash refunds from income taxes	$5	$4
Cash payments for interest	$87	$7
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 30, 2011 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 30, 2011 (2011 Form 10-K). Applied’s results of operations for the three and nine months ended July 29, 2012 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2012 and 2011 each contain 52 weeks, and the first nine months of fiscal 2012 and 2011 each contained 39 weeks.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

When a sales arrangement contains multiple elements, such as hardware and services and/or software products, Applied allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available. Applied generally utilizes the ESP due to the nature of its products. In multiple element arrangements where more-than-incidental software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then allocated to each software deliverable using the guidance for recognizing software revenue.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board amended its existing guidance for goodwill and other intangible assets. This authoritative guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. To perform a qualitative assessment, a company must identify and evaluate changes in economic, industry and company-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. This authoritative guidance becomes effective for Applied in the first quarter of fiscal 2013, with early adoption permitted. The implementation of this authoritative guidance is not expected to have a material impact on Applied's financial position or results of operations.

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

	Three Months Ended		Nine Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
	(In millions, except per share amounts)
Numerator:
Net income	$218	$476	$624	$1,471
Denominator:
Weighted average common shares outstanding	1,257	1,318	1,282	1,321
Effect of dilutive stock options, restricted stock units and employee stock purchase plan shares	11	12	10	12
Denominator for diluted earnings per share	1,268	1,330	1,292	1,333
Basic earnings per share	$0.17	$0.36	$0.49	$1.11
Diluted earnings per share	$0.17	$0.36	$0.48	$1.10
Potentially dilutive securities	11	17	12	17

Potentially dilutive securities attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted earnings per share because the combined exercise price, average unamortized fair value and assumed tax benefits upon the exercise of options and the vesting of restricted stock units were greater than the average market price of Applied common stock, and therefore their inclusion would have been anti-dilutive.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 3    Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

July 29, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Cash	$734	$—	$—	$734
Cash equivalents:
Money market funds	758	—	—	758
Municipal securities	19	—	—	19
Commercial paper, corporate bonds and medium-term notes	18	—	—	18
Total Cash equivalents	795	—	—	795
Total Cash and Cash equivalents	$1,529	$—	$—	$1,529
Short-term and long-term investments:
U.S. Treasury and agency securities	$399	$1	$—	$400
Non-U.S. government securities*	55	—	—	55
Municipal securities	386	2	—	388
Commercial paper, corporate bonds and medium-term notes	413	3	—	416
Asset-backed and mortgage-backed securities	305	4	1	308
Total fixed income securities	1,558	10	1	1,567
Publicly traded equity securities	45	21	12	54
Equity investments in privately-held companies	72	—	—	72
Total short-term and long-term investments	$1,675	$31	$13	$1,693
Total Cash, Cash equivalents and Investments	$3,204	$31	$13	$3,222
______________

*	Includes agency and corporate debt securities guaranteed by non-U.S. governments, which consist of Canada, Germany and Australia.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

October 30, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Cash	$297	$—	$—	$297
Cash equivalents:
Money market funds	5,663	—	—	5,663
Total Cash equivalents	5,663	—	—	5,663
Total Cash and Cash equivalents	$5,960	$—	$—	$5,960
Short-term and long-term investments:
U.S. Treasury and agency securities	$184	$1	$—	$185
Non-U.S. government securities	40	—	—	40
Municipal securities	371	2	—	373
Commercial paper, corporate bonds and medium-term notes	216	3	1	218
Asset-backed and mortgage-backed securities	307	3	1	309
Total fixed income securities	1,118	9	2	1,125
Publicly traded equity securities	8	19	—	27
Equity investments in privately-held companies	62	—	—	62
Total short-term and long-term investments	$1,188	$28	$2	$1,214
Total Cash, Cash equivalents and Investments	$7,148	$28	$2	$7,174

Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments at July 29, 2012:

	Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$600	$600
Due after one through five years	652	658
Due after five years	1	1
No single maturity date**	422	434
	$1,675	$1,693
______________

**	Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Gains and Losses on Investments
Gross realized gains and losses on sales of investments during the three and nine months ended July 29, 2012 and July 31, 2011 were as follows:

	Three Months Ended		Nine Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
	(In millions)
Gross realized gains	$1	$1	$2	$14
Gross realized losses	$1	$1	$2	$2
At July 29, 2012, Applied had a gross unrealized loss of $1 million due to a decrease in the fair value of certain fixed income securities. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss was considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied determined that the gross unrealized losses on its marketable securities at July 29, 2012 and July 31, 2011 were temporary in nature and therefore it did not recognize any impairment of its marketable securities for the three and nine months ended July 29, 2012 and July 31, 2011. During the nine months ended July 29, 2012, Applied determined that certain of its equity investments held in privately-held companies were other-than-temporarily impaired and, accordingly, recognized impairment charges of $3 million. Applied did not recognize any impairment on its equity investments in privately-held companies for the three months ended July 29, 2012 or for three and nine months ended July 31, 2011.
The following table provides the fair market value of Applied’s investments with unrealized losses that were not deemed to be other-than-temporarily impaired as of July 29, 2012.

	In Loss Position for Less Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Asset-backed and mortgage-backed securities	$42	$1	$42	$1
Publicly traded equity securities	14	12	14	12
Total	$56	$13	$56	$13
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
Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of July 29, 2012, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities (excluding cash balances) measured at fair value on a recurring basis are summarized below as of July 29, 2012 and October 30, 2011:

	July 29, 2012			October 30, 2011
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In millions)
Assets:
Money market funds	$758	$—	$758	$5,663	$—	$5,663
U.S. Treasury and agency securities	123	277	400	109	76	185
Non-U.S. government securities	—	55	55	—	40	40
Municipal securities	—	407	407	—	373	373
Commercial paper, corporate bonds and medium-term notes	—	434	434	—	218	218
Asset-backed and mortgage-backed securities	—	308	308	—	309	309
Publicly traded equity securities	54	—	54	27	—	27
Total	$935	$1,481	$2,416	$5,799	$1,016	$6,815
Liabilities:
Deferred compensation	$6	$—	$6	$—	$—	$—
Total	$6	$—	$6	$—	$—	$—
The deferred compensation liability represents our obligation to pay benefits under a non-qualified deferred compensation plan. The related investments, held in a rabbi trust, consist of equity securities, primarily mutual funds, and are classified as Level 1 in the valuation hierarchy.
There were no transfers between Level 1 and Level 2 fair value measurements during either the three or nine months ended July 29, 2012 and July 31, 2011. Applied did not have any financial assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of July 29, 2012 or October 30, 2011.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. Equity investments in privately-held companies totaled $72 million at July 29, 2012, of which $55 million of investments were accounted for under the cost method of accounting and $17 million of Level 3 investments had been measured at fair value on a non-recurring basis due to an other-than-temporary decline in value. At October 30, 2011, equity investments in privately-held companies totaled $62 million, of which $40 million of investments were accounted for under the cost method of accounting and $22 million of Level 3 investments had been measured at fair value on a non-recurring basis due to an other-than-temporary decline in value. During the three months ended July 29, 2012 and July 31, 2011, there were no transfers in and out of Level 3 equity investments in privately held companies. During the nine months ended July 29, 2012, Level 3 equity investments in privately-held companies of $5 million were transferred to Level 1 assets measured at fair value on a recurring basis due to change in investee structure which improved price transparency. During the nine months ended July 31, 2011, there were no transfers in and out of Level 3 equity investments in privately held companies.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

During the nine months ended July 29, 2012, Applied determined that certain of its equity investments held in privately held companies were other-than-temporarily impaired and, accordingly, recognized impairment charges of $3 million. Applied did not recognize any impairment on its equity method investments in privately-held companies for the three months ended July 29, 2012 and for the three and nine months ended July 31, 2011.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. At July 29, 2012, the carrying amount of long-term debt was $1.9 billion and the estimated fair value was $2.3 billion. The estimated fair value of long-term debt is determined by Level 2 inputs and is based on quoted market prices for the same or similar issues.

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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income or loss (AOCI) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to derivative instruments included in AOCI at July 29, 2012 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized promptly in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in selling, general and administrative expenses. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three and nine months ended July 29, 2012 and July 31, 2011.
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
The fair values of derivative instruments at July 29, 2012 and October 30, 2011 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The effect of derivative instruments on the Consolidated Condensed Statement of Operations for the three and nine months ended July 29, 2012 and July 31, 2011 was as follows:

		Three Months Ended July 29, 2012			Three Months Ended July 31, 2011
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income
		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$(8)	$—	$(1)	$(7)	$1	$(2)
Foreign exchange contracts	General and administrative	—	(2)	—	—	2	—
Total		$(8)	$(2)	$(1)	$(7)	$3	$(2)

		Nine Months Ended July 29, 2012			Nine Months Ended July 31, 2011
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income
		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$(3)	$5	$(1)	$5	$6	$(5)
Foreign exchange contracts	General and administrative	—	(3)	(1)	—	5	(1)
Total		$(3)	$2	$(2)	$5	$11	$(6)

		Amount of Gain or (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
	Location of Gain or (Loss) Recognized in Income	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	General and administrative	$(11)	$(5)	$3	$(2)
Total		$(11)	$(5)	$3	$(2)

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position was immaterial as of July 29, 2012.
Entering into foreign exchange contracts with banks exposes Applied to credit-related losses in the event of the banks’ nonperformance. However, Applied’s exposure is not considered significant.

Note 6    Accounts Receivable, Net
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied also discounts letters of credit through various financial institutions. Applied sells its accounts receivable without recourse. Details of discounted letters of credit, factored accounts receivable and discounted promissory notes for the three and nine months ended July 29, 2012 and July 31, 2011 were as follows:

	Three Months Ended		Nine Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
	(In millions)
Discounted letters of credit	$—	$38	$—	$211
Factored accounts receivable and discounted promissory notes	—	25	70	80
Total	$—	$63	$70	$291
Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for both periods presented.
Accounts receivable are presented net of allowance for doubtful accounts of $82 million at July 29, 2012 and $73 million at October 30, 2011. Applied sells principally to manufacturers within the semiconductor, display and solar industries. As a result of challenging economic and industry conditions, certain of these manufacturers may experience difficulties in meeting their obligations in a timely manner. While Applied believes that its allowance for doubtful accounts is adequate and represents Applied’s best estimate as of July 29, 2012, Applied will continue to closely monitor customer liquidity and other economic conditions, which may result in changes to Applied’s estimates regarding collectability.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 7    Balance Sheet Detail

	July 29, 2012	October 30, 2011
	(In millions)
Inventories
Customer service spares	$318	$328
Raw materials	302	407
Work-in-process	301	336
Finished goods*	459	630
	$1,380	$1,701
 _______________

*
Included in finished goods inventory is $88 million at July 29, 2012, and $224 million at October 30, 2011, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1, Basis of Presentation. Finished goods inventory also includes $180 million and $140 million of evaluation inventory at July 29, 2012 and October 30, 2011, respectively.

	Useful Life	July 29, 2012	October 30, 2011
	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$169	$163
Buildings and improvements	3-30	1,195	1,155
Demonstration and manufacturing equipment	3-5	749	686
Furniture, fixtures and other equipment	3-15	733	722
Construction in progress		46	12
Gross property, plant and equipment		2,892	2,738
Accumulated depreciation		(1,975)	(1,872)
		$917	$866

During the third quarter of fiscal 2012, fixed asset impairment charges of $11 million were recorded in relation to the Energy and Environmental Solutions segment restructuring plan, as discussed in Note 11, Restructuring Charges and Asset Impairments.

In the third quarter of fiscal 2011, Applied received $60 million in proceeds from the sale of a property located in North America and recognized a gain of $28 million on the transaction. Applied also completed the divestiture of certain assets held for sale for proceeds of $27 million, net of cash sold. In the first quarter of fiscal 2011, Applied received $39 million in proceeds from the sale of a property located in North America and incurred a loss of $1 million on the transaction.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	July 29, 2012	October 30, 2011
	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$443	$484
Compensation and employee benefits	396	455
Warranty	137	168
Dividends payable	111	104
Other accrued taxes	49	81
Interest payable	14	31
Restructuring reserve	26	11
Other	234	186
	$1,410	$1,520

As of July 29, 2012, other accrued expenses included a $13 million acquisition obligation for untendered Varian shares.

	July 29, 2012	October 30, 2011
	(In millions)
Customer Deposits and Deferred Revenue
Customer deposits	$229	$249
Deferred revenue	708	867
	$937	$1,116

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
Applied allocated the purchase price of this acquisition to tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values. Applied recorded $2.6 billion in goodwill, which represented the excess of the purchase price over the aggregate estimated fair values of the assets acquired and liabilities assumed in the acquisition. Of this amount, $1.8 billion of goodwill was allocated to the Silicon Systems Group segment, and the remainder was allocated to the Applied Global Services segment. Goodwill associated with the acquisition is primarily attributable to the opportunities from the addition of Varian's product portfolio which complement Applied's Silicon Systems Group's suite of products, including providing integrated process solutions to customers. Goodwill is not deductible for tax purposes. A discussion of the revision made during the second quarter of fiscal 2012 to the initial preliminary purchase price allocation is included in Note 9, Goodwill, Purchased Technology and Other Intangible Assets. During the three months ended July 29, 2012, Applied completed the purchase price allocation for the Varian acquisition and no changes were made since the second quarter of fiscal 2012.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the allocation of the assets acquired and liabilities assumed at the acquisition date:

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

The following table presents details of the purchase price as allocated to purchased intangible assets of Varian at the acquisition date:

	Useful Life	Purchased Intangible Assets 2012
	(In years)	(In millions)
Developed technology	1-7	$987
Customer relationships	15	150
In-process technology		142
Patents and trademarks	10	69
Backlog	1	7
Covenant not to compete	2	10
Total purchased intangible assets		$1,365

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The results of operations of Varian are included in Applied’s consolidated results of operations, primarily in the results for the Silicon Systems Group and Applied Global Services segments, beginning in the first quarter of fiscal 2012. For the three months ended July 29, 2012, net sales of approximately $294 million and operating income of approximately $14 million attributable to Varian were included in the consolidated results of operations. For the nine months ended July 29, 2012, net sales of approximately $829 million and operating loss of approximately $117 million attributable to Varian were included in the consolidated results of operations. For the three and nine months ended July 29, 2012, results of operations included charges of $53 million and $275 million, respectively, attributable to inventory fair value adjustments on products sold, amortization of purchased intangible assets, share-based compensation associated with accelerated vesting, deal costs and other integration costs associated with the acquisition. Of these amounts, deal costs and other acquisition-related costs of $1 million and $38 million were not allocated to the segments for the three and nine months ended July 29, 2012, respectively. Deal costs are included in selling, general and administrative expenses in Applied's consolidated results of operations.
The following unaudited pro forma consolidated results of operations assume the acquisition was completed as of the beginning of the fiscal reporting periods presented. The pro forma consolidated results of operations for the three and nine months ended July 31, 2011 combine the results of Applied for the three and nine months ended July 31, 2011, with the results of Varian for the three and nine months ended July 1, 2011.

	Three Months Ended		Nine Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
	(In millions, except per share amounts)
Net sales	$2,343	$3,115	$7,073	$9,276
Net income	$227	$495	$730	$1,453
Basic earnings per share	$0.18	$0.38	$0.57	$1.10
Diluted earnings per share	$0.18	$0.37	$0.56	$1.09
The pro forma results above include adjustments related to the purchase price allocation and financing of the acquisition, primarily to increase depreciation and amortization with the higher values of property, plant and equipment and identifiable intangible assets, to increase interest expense for the additional debt incurred to complete the acquisition, and to reflect the related income tax effect. The pro forma results for the three and nine months ended July 31, 2011 include costs of $4 million and $121 million, respectively, which reduced net income due to inventory fair value adjustments on products sold, share-based compensation associated with accelerated vesting and acquisition-related costs, which are not expected to occur in future quarters. The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the fiscal reporting period indicated nor is it necessarily indicative of future operating results. The pro forma information does not include any potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition.

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
In fiscal 2011, Applied adopted authoritative guidance which allows entities to use a qualitative approach to test goodwill for impairment. This authoritative guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. In the first step of the two-step goodwill impairment test, Applied would compare the estimated fair value of each reporting unit to its carrying value. Applied’s reporting units are consistent with the reportable segments identified in Note 16, Industry Segment Operations, based on the manner in which Applied operates its business and the nature of those operations. Applied determines the fair value of each of its reporting units based on a weighting of income and market approaches. Under the income approach, Applied calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Estimated future cash flows will be impacted by a number of factors including anticipated future operating results, estimated cost of capital and/or discount rates. Under the market approach, Applied estimates the fair value based on market multiples of revenue or earnings for comparable companies, as appropriate. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then Applied would perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. Applied would then allocate the fair value of the reporting unit to all of the assets and liabilities of that unit, as if Applied had acquired the reporting unit in a business combination, with the fair value of the reporting unit being the “purchase price.” The excess of the “purchase price” over the carrying amounts assigned to assets and liabilities represents the implied fair value of goodwill. If Applied determined that the carrying value of a reporting unit’s goodwill exceeded its implied fair value, Applied would record an impairment charge equal to the difference.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Applied utilized an equal weighting of both the discounted cash flow method of the income approach and the guideline company method of the market approach to estimate the fair value of the Energy and Environmental Solutions reporting unit. The results of the first step of the impairment test indicated that goodwill within the Energy and Environmental Solutions reporting unit was not impaired, as the estimated fair value in excess of carrying value was approximately $700 million (or 73 percent over the carrying value of the reporting unit) at April 1, 2012. The evaluation of goodwill for impairment requires the exercise of significant judgment. The estimates used in the impairment testing were consistent with the discrete forecasts that Applied uses to manage its business, and considered the significant developments that occurred during the quarter. Under the discounted cash flow method, cash flows beyond the discrete forecasts were estimated using a terminal growth rate, which considered the long-term earnings growth rate specific to the Energy and Environmental Solutions reporting unit. The estimated future cash flows were discounted to present value using a discount rate that was the value-weighted average of the reporting unit's estimated cost of equity and debt derived using both known and estimated market metrics, and was adjusted to reflect risk factors that considered both the timing and risks associated with the estimated cash flows. The tax rate used in the discounted cash flow method reflected the international structure currently in place, which is consistent with the market participant perspective. Under the guideline company method, market multiples were applied to forecasted revenues and earnings before interest, taxes, depreciation and amortization. The market multiples used were consistent with the median multiples based on comparable publicly-traded companies. While there are inherent uncertainties related to the significant assumptions used and management's application of these assumptions in conducting the goodwill impairment analysis, Applied believes that the assumptions used provide a reasonable estimate of the fair value of the Energy and Environmental Solutions reporting unit. As discussed in Note 11, Restructuring Charges and Asset Impairments, on May 10, 2012, Applied announced a plan to restructure the Energy and Environmental Solutions segment. The restructuring did not have a significant impact on the fair value of the Energy and Environmental Solutions reporting unit.
Applied also tested goodwill of the Display reporting unit for potential impairment during the second quarter of fiscal 2012 in light of second quarter developments that included current industry trends, the Display reporting unit's financial performance and short-term outlook. The results of the first step of the impairment test indicated that goodwill of the Display reporting unit was not impaired and that the estimated fair value of the reporting unit was more than 100 percent over the carrying value of the reporting unit.
Although the business conditions in the industries in which the Display and Energy and Environmental Solutions reporting units operate remain weak, Applied is not aware of changes in the industries that would significantly impact the last impairment test performed in the second quarter of fiscal 2012. In the event of future changes in business conditions, Applied will be required to reassess and update its forecasts and estimates used in future impairment analyses. If the results of these analyses are lower than current estimates, a material impairment charge may result at that time.
During the first nine months of fiscal 2012, goodwill and other indefinite-lived intangible assets increased by $2.7 billion due to the acquisition of Varian as discussed in Note 8, Business Combination. Of this amount, an adjustment of $64 million to increase goodwill was recorded in the second quarter of fiscal 2012 related to the changes in net assets acquired from the Varian acquisition during the measurement period as Applied obtained the necessary information to compute the U.S. tax liability on undistributed earnings of non-U.S. subsidiaries as of the acquisition date. Of the total adjustment in the second quarter of fiscal 2012, $44 million was allocated to the Silicon Systems Group segment and the remainder was allocated to the Applied Global Services segment.
A summary of Applied's purchased technology and intangible assets follows:

	July 29, 2012	October 30, 2011
	(In millions)
Purchased technology, net	$988	$127
Intangible assets - finite-lived, net	280	84
Intangible assets - indefinite-lived	142	—
Total	$1,410	$211

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Details of indefinite-lived intangible assets were as follows:

	July 29, 2012			October 30, 2011
	Goodwill	Other Intangible Assets	Total	Goodwill	Other Intangible Assets	Total
	(In millions)
Silicon Systems Group	$2,151	$142	$2,293	$381	$—	$381
Applied Global Services	1,027	—	1,027	193	—	193
Display	116	—	116	116	—	116
Energy and Environmental Solutions	645	—	645	645	—	645
Carrying amount	$3,939	$142	$4,081	$1,335	$—	$1,335
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Details of finite-lived intangible assets were as follows:

	July 29, 2012			October 30, 2011
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total
	(In millions)
Gross carrying amount:
Silicon Systems Group	$1,300	$252	$1,552	$310	$20	$330
Applied Global Services	28	44	72	28	40	68
Display	110	33	143	110	33	143
Energy and Environmental Solutions	105	232	337	105	232	337
Gross carrying amount	$1,543	$561	$2,104	$553	$325	$878
Accumulated amortization:
Silicon Systems Group	$(373)	$(29)	$(402)	$(256)	$(8)	$(264)
Applied Global Services	(21)	(38)	(59)	(20)	(31)	(51)
Display	(105)	(27)	(132)	(102)	(25)	(127)
Energy and Environmental Solutions	(56)	(187)	(243)	(48)	(177)	(225)
Accumulated amortization	$(555)	$(281)	$(836)	$(426)	$(241)	$(667)
Carrying amount	$988	$280	$1,268	$127	$84	$211
During the nine months ended July 29, 2012, the change in gross carrying amount of the amortized intangible assets was approximately $1.2 billion due to the acquisition of Varian as discussed in Note 8, Business Combination.
Details of amortization expense were as follows:

	Three Months Ended		Nine Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
	(In millions)
Silicon Systems Group	$45	$3	$138	$10
Applied Global Services	1	2	8	6
Display	2	2	5	6
Energy and Environmental Solutions	6	6	19	18
Total	$54	$13	$170	$40

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

For the three and nine months ended July 29, 2012 and July 31, 2011, amortization expense was charged to the following categories:

	Three Months Ended		Nine Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
	(In millions)
Cost of products sold	$44	$9	$141	$27
Research, development and engineering	—	—	1	—
Selling, general and administrative	10	4	28	13
Total amortization expense	$54	$13	$170	$40

As of July 29, 2012, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2012	$54
2013	209
2014	198
2015	184
2016	175
Thereafter	448
$1,268

Note 10    Borrowing Facilities and Long-Term Debt
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that was extended by one year in May 2012 and is scheduled to expire in May 2016. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at July 29, 2012. Remaining credit facilities in the amount of approximately $103 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of the credit facilities at July 29, 2012 or October 30, 2011 and Applied has not received any advances from these credit facilities.
Long-term debt outstanding was as follows:

	Principal Amount
	July 29, 2012	October 30, 2011	Effective Interest Rate	Interest Payment Dates
	(In millions)
2.650% Senior Notes Due 2016	$400	$400	2.666%	June 15, December 15
7.125% Senior Notes Due 2017	200	200	7.190%	April 15, October 15
4.300% Senior Notes Due 2021	750	750	4.326%	June 15, December 15
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
Other debt	—	1
	1,950	1,951
Total unamortized discount	(4)	(4)
Total long-term debt	$1,946	$1,947
Applied has debt agreements that contain financial and other covenants. These covenants require Applied to maintain certain minimum financial ratios. At July 29, 2012, Applied was in compliance with all such covenants.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 11    Restructuring Charges and Asset Impairments

Applied records restructuring charges and asset impairments associated with management-approved restructuring plans to either reorganize one or more of Applied's business segments, or to remove duplicative headcount or infrastructure associated with business acquisitions.
On May 10, 2012, Applied announced a plan to restructure its Energy and Environmental Solutions segment in light of challenging industry conditions affecting the solar photovoltaic and light-emitting diode (LED) equipment markets. As part of the EES Restructuring Plan, Applied expects to relocate manufacturing, business operations and customer support functions of its precision wafering systems business and cease LED development activities. The EES Restructuring Plan also impacts certain LED support activities in the Applied Global Services segment. The total estimated pre-tax cost of implementing this plan is expected to be in the range of approximately $70 million to $100 million, which will be incurred over a period of 12 to 18 months beginning in the third quarter of fiscal 2012, and will be reported primarily in the Energy and Environmental Solutions segment. This estimate consists of: (i) up to $30 million in fixed asset impairment charges; (ii) up to $15 million of inventory-related charges; (iii) up to $15 million in charges arising from lease terminations and other obligations, and (iv) up to $40 million in severance and other employee-related costs. The EES Restructuring Plan will impact up to approximately 250 positions globally.

During the third quarter of fiscal 2012, Applied recognized $9 million of severance and other employee-related costs in connection with the integration of Varian. These costs were reported in the Silicon Systems Group and Applied Global Services segments.

The following table summarizes the major components of restructuring charges and asset impairments:

Three and Nine Months Ended July 29, 2012
(In millions)
EES Restructuring Plan
Severance and other employee-related costs	$24
Asset impairments	11
Varian Integration
Severance and other employee-related costs	9
Total	$44

In addition to the above, inventory-related charges of $13 million related to the EES Restructuring Plan were recorded in cost of products sold during the three months ended July 29, 2012 and reported in the Energy and Environmental Solutions segment.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Restructuring charges and asset impairments by segment were as follows:

Three and Nine Months Ended July 29, 2012
(In millions)
Silicon Systems Group	$1
Applied Global Services	11
Energy and Environmental Solutions	32
Total	$44

Changes in restructuring reserves related to the restructuring plans described above for the three months ended July 29, 2012 were as follows:

Severance and other employee-related costs
(In millions)
Balance, April 29, 2012	$—
Provision for restructuring	33
Consumption of reserves	(6)
Foreign exchange	(1)
Balance, July 29, 2012	$26

Certain severance and other employee-related costs have not been recognized as these costs are subject to negotiations with employees and employee representative bodies, and, as such, are not currently estimable.

Results for the nine months ended July 31, 2011 included favorable adjustments of $36 million related to a restructuring plan announced on July 21, 2010, $19 million related to a restructuring plan announced on November 11, 2009, and $5 million related to a restructuring plan announced on November 12, 2008, partially offset by asset impairment charges of $30 million primarily related to certain fixed and intangible assets.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 12    Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income
Components of accumulated other comprehensive income, on an after-tax basis where applicable, were as follows:

	July 29, 2012	October 30, 2011
	(In millions)
Pension liability	$(25)	$(25)
Unrealized gain (loss) on investments, net	11	17
Unrealized gain (loss) on derivative instruments	(4)	—
Cumulative translation adjustments	13	14
	$(5)	$6

Stock Repurchase Program
On March 5, 2012, Applied's Board of Directors approved a new stock repurchase program authorizing up to $3.0 billion in repurchases over the next three years ending in March 2015. Under this authorization, Applied purchases shares of its common stock under a systematic stock repurchase program and may also make supplemental stock repurchases from time to time, depending on market conditions, stock price and other factors. Applied's stock repurchase program authorized on March 8, 2010 was terminated concurrent with the start of the new repurchase program.

The following table summarizes Applied’s stock repurchases for the three and nine months ended July 29, 2012 and July 31, 2011:

	Three Months Ended		Nine Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
	(In millions, except per share amounts)
Shares of common stock repurchased	47	2	81	20
Cost of stock repurchased	$500	$25	$900	$293
Average price paid per share	$10.71	$12.77	$11.09	$14.31
Dividends
The following table summarizes the dividends declared during fiscal 2012:

Date Declared	Record Date	Payable Date	Amount per Share	Aggregate Amount (In millions)
December 6, 2011	February 23, 2012	March 15, 2012	$0.08	$103
March 5, 2012	May 24, 2012	June 14, 2012	$0.09	$115
June 12, 2012	August 23, 2012	September 13, 2012	$0.09	$111
Unpaid dividends were estimated based on the number of outstanding shares at the end of the fiscal quarter prior to the applicable record date.

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
During the three and nine months ended July 29, 2012 and July 31, 2011, Applied recognized share-based compensation expense related to stock options, ESPP shares, restricted stock units, restricted stock, performance shares and performance units. Total share-based compensation and related tax benefits were as follows:

	Three Months Ended		Nine Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
	(In millions)
Share-based compensation	$42	$38	$138	$110
Tax benefit recognized	$12	$11	$39	$33

The effect of share-based compensation on the results of operations for the three and nine months ended July 29, 2012 and July 31, 2011 was as follows:

	Three Months Ended		Nine Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
	(In millions)
Cost of products sold	$13	$13	$40	$36
Research, development, and engineering	14	12	40	35
Selling, general and administrative	15	13	58	39
Total share-based compensation	$42	$38	$138	$110

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
At July 29, 2012, Applied had $286 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of stock options, restricted stock units, restricted stock, performance units, performance shares and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.6 years. On March 6, 2012, Applied's stockholders approved the amended and restated Employee Stock Incentive Plan, which included an increase of 125 million shares of Applied common stock available for issuance under the plan and other amendments to the plan. Also, upon approval of the amended and restated plan, the 2000 Global Equity Incentive Plan, which had approximately 76 million shares available for issuance, became unavailable for any future grants. At July 29, 2012, there were 194 million shares available for grants of stock options, restricted stock units, restricted stock, performance units, performance shares and other share-based awards under the Employee Stock Incentive Plan, and an additional 51 million shares available for issuance under the ESPP .

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Stock Options
Applied grants options to purchase, at future dates, shares of its common stock to employees and consultants. The exercise price of each stock option equals the fair market value of Applied common stock on the date of grant. Options typically vest over three to four years, subject to the grantee’s continued service with Applied through the scheduled vesting date, and expire no later than seven years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Applied’s employee stock options have characteristics significantly different from those of publicly traded options. There were no stock options granted in the nine months ended July 29, 2012 and July 31, 2011.
Stock option activity for the nine months ended July 29, 2012 was as follows:

	Shares	Weighted Average Exercise Price
	(In millions, except per share amounts)
Outstanding at October 30, 2011	30	$13.05
Assumed in Varian acquisition	5	$4.85
Exercised	(3)	$7.01
Canceled and forfeited	(9)	$16.70
Outstanding at July 29, 2012	23	$10.73
Exercisable at July 29, 2012	22	$11.00
Restricted Stock Units, Restricted Stock, Performance Shares and Performance Units
Restricted stock units are converted into shares of Applied common stock upon vesting on a one-for-one basis. Restricted stock has the same rights as other issued and outstanding shares of Applied common stock except these shares have no right to dividends and are held in escrow until the award vests. Performance shares and performance units are awards that result in a payment to a grantee in shares of Applied common stock on a one-for-one basis if performance goals and/or other vesting criteria established by the Human Resources and Compensation Committee of Applied’s Board of Directors (the Committee) are achieved or the awards otherwise vest. Restricted stock units, restricted stock, performance shares and performance units typically vest over four years and vesting usually is subject to the grantee’s continued service with Applied and, in some cases, achievement of specified performance goals. The compensation expense related to the service-based awards is determined using the fair market value of Applied common stock on the date of the grant, and the compensation expense is recognized over the vesting period.

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
During the nine months ended July 29, 2012, the Committee granted performance-based awards that require the achievement of positive and relative adjusted operating profit margin goals in a manner generally similar to the previously granted performance-based awards. For the fiscal 2012 awards, additional shares become eligible for time-based vesting depending on certain levels of achievement of Applied’s total shareholder return (TSR) relative to a peer group comprised of companies in the Standard & Poor’s 500 Information Technology Index measured at the end of a two-year period. The fair value of these performance-based awards is estimated on the date of the grant and assumes that the specified performance goals will be achieved. If the goals are achieved, these awards vest over a specified remaining service period of generally three or four years, provided that the grantee remain employed by Applied through each scheduled vesting date. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the service period and is reduced for estimated forfeitures.
As of July 29, 2012, 100 percent of the performance-based awards granted in fiscal 2011 had been earned based on performance and became subject to the additional time-based vesting requirements. As of July 29, 2012, 82 percent of the performance-based awards granted in fiscal 2010 had been earned based on performance and became subject to the additional time-based vesting requirements. The remaining 18 percent of the awards may still be earned, depending on future performance in one or both of fiscal years 2012 and 2013.
Restricted stock unit, restricted stock, performance share and performance unit activity for the nine months ended July 29, 2012 was as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
	(In millions, except per share amounts)
Non-vested restricted stock units, restricted stock and performance units at October 30, 2011	28	$12.64	2.8	Years
Granted	19	$10.61
Vested	(8)	$12.91
Canceled	(2)	$12.56
Non-vested restricted stock units, restricted stock and performance units at July 29, 2012	37	$11.54	2.8	Years
At July 29, 2012, 2 million additional performance-based awards could be earned upon certain levels of achievement of Applied’s TSR relative to a peer group at a future date.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Based on the Black-Scholes option pricing model, the weighted average estimated fair value of purchase rights under the ESPP was $2.89 and $3.61 for the nine months ended July 29, 2012 and July 31, 2011, respectively. The number of shares issued under the ESPP during each of the nine months ended July 29, 2012 and July 31, 2011 was 3 million. Compensation expense associated with the ESPP is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Nine Months Ended
	July 29, 2012	July 31, 2011
ESPP:
Dividend yield	2.94%	1.98%
Expected volatility	33%	27%
Risk-free interest rate	0.12%	0.17%
Expected life (in years)	0.5	0.5

Note 13    Employee Benefit Plans
Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries, and a plan that provides certain medical and vision benefits to eligible retirees. A summary of the components of net periodic benefit costs of these defined and postretirement benefit plans for the three and nine months ended July 29, 2012 and July 31, 2011 is presented below:

	Three Months Ended		Nine Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
	(In millions)
Service cost	$4	$4	$12	$11
Interest cost	4	3	11	10
Expected return on plan assets	(2)	(3)	(8)	(8)
Amortization of actuarial loss	—	1	1	2
Net periodic benefit cost	$6	$5	$16	$15

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Note 14    Income Taxes
Applied’s effective income tax rate for the third quarter of fiscal 2012 and fiscal 2011 was a provision of 27.8 percent and 28.8 percent, respectively. Applied's effective income tax rate for the first nine months of fiscal 2012 and fiscal 2011 was a provision of 26.4 percent and 27.7 percent, respectively. The rates for the three and nine months ended July 29, 2012 were both lower than the rates for the comparable periods in the prior year primarily due to changes in the composition of income in jurisdictions outside the U.S. with tax incentives. Applied’s future effective income tax rate depends on various factors, such as tax legislation and the geographic composition of Applied’s pre-tax income. Management carefully monitors these factors and timely adjusts the interim effective income tax rate accordingly.
Applied’s tax returns remain subject to examination by taxing authorities for fiscal 2005 and later years.
The timing of the resolution of income tax examinations, as well as the amounts and timing of various tax payments that may be made as part of the resolution process, is highly uncertain and could cause an impact to Applied’s consolidated results of operations. This could also cause large fluctuations in the balance sheet classification of current assets and non-current assets and liabilities. Applied expects that unrecognized tax benefits will decrease by $9 million in the next 12 months. At July 29, 2012, non-current deferred taxes and income taxes payable increased $282 million from October 30, 2011.  The increase was principally attributable to the Varian acquisition.

Note 15    Warranty, Guarantees and Contingencies
Warranty
Changes in the warranty reserves during the three and nine months ended July 29, 2012 and July 31, 2011 were as follows:

	Three Months Ended		Nine Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
	(In millions)
Beginning balance	$152	$184	$168	$155
Provisions for warranty	25	43	87	142
Consumption	(40)	(39)	(118)	(109)
Ending balance	$137	$188	$137	$188
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of July 29, 2012, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $45 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of July 29, 2012, Applied Materials, Inc. has provided parent guarantees to banks for approximately $181 million to cover these services.
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
In 2004, Applied filed a complaint for patent infringement against Jusung in the Hsinchu District Court in Taiwan seeking damages and a permanent injunction for infringement of a patent related to chemical vapor deposition (CVD) equipment. Jusung filed a counterclaim against Applied. On December 31, 2010, the Hsinchu District Court dismissed both actions, and appeals by both parties remain pending at the Taiwan Intellectual Property Court. Jusung unsuccessfully sought invalidation of Applied's CVD patent in the Taiwanese Intellectual Property Office (TIPO). In September 2010, the Taipei Supreme Administrative Court dismissed Jusung's appeal of the TIPO's decision. In 2009, Jusung filed a second action with the TIPO seeking invalidation of Applied's CVD patent, which action remains pending.
In November 2009, Applied filed an action in China with the Patent Reexamination Board of the State Intellectual Property Office seeking to invalidate a Jusung patent related to separability of the transfer chamber on a CVD tool. The Patent Reexamination Board invalidated Jusung's patent in China and Jusung's appeal was dismissed by the Beijing No. 1 Intermediate People's Court. Jusung appealed this decision to the Beijing High People's Court and on June 20, 2012, the Court rejected Jusung's appeal.
Korea Criminal Proceedings
In February 2010, the Seoul Prosecutor’s Office for the Eastern District of Korea (the Prosecutor’s Office) indicted employees of several companies for the alleged improper receipt and use of confidential information belonging to Samsung Electronics Co., Ltd. (Samsung), a major Applied customer based in Korea. The Prosecutor’s Office did not name Applied or any of its subsidiaries as a party to the criminal action. The individuals charged included the former head of Applied Materials Korea (AMK), who at the time of the indictment was a vice president of Applied Materials, Inc., and certain other AMK employees. Hearings on these matters are ongoing in the Seoul Eastern District Court. Applied and Samsung entered into a settlement agreement effective as of November 1, 2010, to resolve potential civil claims related to this matter, which is separate from and does not affect the criminal proceedings.
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
In connection with the acquisition of Varian, Applied assumed certain environmental liabilities, including environmental investigation and remediation costs. Environmental remediation costs incurred were not material for the three and nine months ended July 29, 2012. At July 29, 2012, Applied’s environmental liability was $9 million, of which $8 million was classified as non-current and included in other liabilities. As part of accounting for the acquisition of Varian, Applied performed a review and assessment of the assumed environmental liabilities. Management believes that the liability arising from environmental-related matters is not material to Applied’s consolidated financial position.
Prior to the acquisition, Varian had entered into a settlement agreement with an insurance company to pay a portion of the past and future environmental-related expenditures. Accordingly, as part of the acquisition, Applied recorded a receivable of $2 million as of July 29, 2012, which is included in other assets.

Note 16    Industry Segment Operations

Applied’s four reportable segments are: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. Applied’s chief operating decision-maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Segment information is presented based upon Applied’s management organization structure as of July 29, 2012, and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.

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

The Display segment encompasses products for manufacturing LCDs, organic light-emitting diodes (OLEDs), and other display technologies for TVs, personal computers, tablets, smart phones, and other consumer-oriented devices.

The Energy and Environmental Solutions segment includes products for fabricating solar photovoltaic cells and modules, high throughput roll-to-roll coating systems for flexible electronics and web products.
Net sales and operating income (loss) for each reportable segment for the three and nine months ended July 29, 2012 and July 31, 2011 were as follows:

	Three Months Ended		Nine Months Ended
	Net Sales	Operating Income (loss)	Net Sales	Operating Income (loss)
	(In millions)
July 29, 2012
Silicon Systems Group	$1,545	$427	$4,666	$1,202
Applied Global Services	579	122	1,664	338
Display	142	10	380	23
Energy and Environmental Solutions	77	(102)	363	(188)
Total Segment	$2,343	$457	$7,073	$1,375
July 31, 2011
Silicon Systems Group	$1,398	$452	$4,348	$1,486
Applied Global Services	603	146	1,784	322
Display	223	58	528	116
Energy and Environmental Solutions	563	123	1,676	436
Total Segment	$2,787	$779	$8,336	$2,360

Operating results for the nine months ended July 31, 2011 included favorable adjustments of $36 million related to a restructuring plan announced in fiscal 2010, which was reported in the Energy and Environmental Solutions segment. Operating results for the three and nine months ended July 29, 2012 included restructuring charges and asset impairments of $35 million related to the restructuring program announced on May 10, 2012, of which $32 million was reported in the Energy and Environmental Solutions segment and the remainder was reported in the Applied Global Services segment. Operating results for the three and nine months ended July 29, 2012 also included severance charges of $9 million in connection with the integration of Varian, of which $8 million was reported in the Applied Global Services segment and the remainder in the Silicon Systems Group segment.

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Reconciliations of total segment operating income to Applied’s consolidated operating income for the three and nine months ended July 29, 2012 and July 31, 2011 were as follows:

	Three Months Ended		Nine Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
	(In millions)
Total segment operating income	$457	$779	$1,375	$2,360
Corporate and unallocated costs	(135)	(120)	(465)	(371)
Restructuring and asset impairment benefit, net	—	—	—	21
Gain on sale of facilities, net	—	28	—	27
Income from operations	$322	$687	$910	$2,037

Corporate and unallocated costs for the three and nine months ended July 29, 2012 included deal costs and other acquisition-related costs related to the Varian acquisition of $1 million and $38 million, respectively.
The following companies accounted for at least 10 percent of Applied’s net sales for the nine months ended July 29, 2012, which were for products in multiple reportable segments.

July 29, 2012
Samsung Electronics Co., Ltd .	23%
Taiwan Semiconductor Manufacturing Company Limited	17%

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

Overview
Applied provides manufacturing equipment, services and software to the global semiconductor, flat panel display, and solar industries. Applied’s customers include manufacturers of semiconductor wafers and chips, flat panel liquid crystal displays (LCDs), crystalline silicon (c-Si) solar photovoltaic cells and modules (PVs), and other electronic devices. These customers may use what they manufacture in their own end products or sell the items to other companies for use in advanced electronic components. Applied operates in four reportable segments: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. A summary of financial information for each reportable segment is found in Note 16 of Notes to Consolidated Condensed Financial Statements. A discussion of factors that could affect Applied’s operations is set forth under “Risk Factors” in Item 1A of Part II of this report, which is incorporated herein by reference. Product development and manufacturing activities occur primarily in North America, Europe, Israel and Asia. Applied’s broad range of equipment and service products are highly technical and are sold primarily through a direct sales force.
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
The first half of fiscal 2012 was characterized by strong demand for semiconductor equipment led by foundry customers while weakness continued in the display and solar industries. In the third quarter of fiscal 2012, demand for semiconductor equipment from foundry and logic customers softened as a result of a slowdown in the semiconductor industry and uncertain global economic conditions, while demand for display and solar equipment remained weak. Applied expects semiconductor equipment investments across all categories of customers to decline further in the fourth quarter of fiscal 2012, as fluctuations in consumer buying patterns and global macroeconomic uncertainties cause chipmakers to significantly delay their capital equipment spending until they see signs of stronger consumer demand.  Applied also expects the low investment levels for display and solar equipment to continue in the fourth quarter of fiscal 2012 as conditions in those industries remain challenging.
Financial results for the third quarter and first nine months of fiscal 2012 compared to the prior year reflected decreased demand for display and solar equipment, partially offset by the addition of sales attributable to Varian Semiconductor Equipment Associates, Inc. (Varian) and foundry customers.
Financial results for the third quarter of fiscal 2012 compared to the second quarter of fiscal 2012 reflected a decrease in both new orders and net sales, primarily from foundry and logic customers.

The following tables present certain significant measurements for the periods indicated:

	Three Months Ended			Change Q3 2012 over Q2 2012	Change Q3 2012 over Q3 2011
	July 29, 2012	April 29, 2012	July 31, 2011
	(In millions, except per share amounts and percentages)
New orders	$1,799	$2,765	$2,390	$(966)	$(591)
Net sales	$2,343	$2,541	$2,787	$(198)	$(444)
Gross margin	$930	$1,011	$1,184	$(81)	$(254)
Gross margin percent	39.7%	39.8%	42.5%	(0.1) point	(2.8) points
Operating income	$322	$409	$687	$(87)	$(365)
Operating margin percent	13.7%	16.1%	24.7%	(2.4) points	(11.0) points
Net income	$218	$289	$476	$(71)	$(258)
Diluted earnings per share	$0.17	$0.22	$0.36	$(0.05)	$(0.19)
Non-GAAP Results
Gross margin	$974	$1,070	$1,193	$(96)	$(219)
Gross margin percent	41.6%	42.1%	42.8%	(0.5) point	(1.2) points
Operating income	$431	$490	$683	$(59)	$(252)
Operating margin percent	18.4%	19.3%	24.5%	(0.9) point	(6.1) points
Net income	$300	$349	$467	$(49)	$(167)
Diluted earnings per share	$0.24	$0.27	$0.35	$(0.03)	$(0.11)

	Nine Months Ended		Change YTD 2012 over YTD 2011
	July 29, 2012	July 31, 2011
	(In millions, except per share amounts and percentages)
New orders	$6,572	$8,547	$(1,975)
Net sales	$7,073	$8,336	$(1,263)
Gross margin	$2,726	$3,509	$(783)
Gross margin percent	38.5%	42.1%	(3.6) points
Operating income	$910	$2,037	$(1,127)
Operating margin percent	12.9%	24.4%	(11.5) points
Net income	$624	$1,471	$(847)
Diluted earnings per share	$0.48	$1.10	$(0.62)
Non-GAAP Results
Gross margin	$2,935	$3,536	$(601)
Gross margin percent	41.5%	42.4%	(0.9) point
Operating income	$1,266	$2,026	$(760)
Operating margin percent	17.9%	24.3%	(6.4) points
Net income	$889	$1,452	$(563)
Diluted earnings per share	$0.69	$1.09	$(0.40)
Reconciliations of non-GAAP measures are presented under “Non-GAAP Results.”
Fiscal years 2012 and 2011 are both 52-week years with 39 weeks in the first nine months.

In November 2011, Applied completed its acquisition of Varian. As of the beginning of the first quarter of fiscal 2012, the acquired business is included in Applied’s consolidated results of operations and in results for the Silicon Systems Group and Applied Global Services segments. For the three and nine months ended July 29, 2012, net sales attributable to Varian were $294 million and $829 million, respectively.
Results for the third quarter of fiscal 2012 included $44 million of restructuring and asset impairment charges, consisting of $35 million of costs associated with the restructuring of the Energy and Environmental Solutions segment announced on May 10, 2012 and $9 million of costs related to Varian integration activities.
Operating income in the third quarter of fiscal 2012 included $53 million of charges attributable to the acquisition of Varian consisting of amortization of purchased intangible assets and integration costs. Of this amount, $36 million was recorded under cost of products sold and $17 million was included in operating expenses.
Operating income for the first nine months of fiscal 2012 included $275 million of expenses attributable to the acquisition of Varian. Of this amount, $183 million was recorded under cost of products sold and $92 million was included in operating expenses. Operating expenses also included $38 million of deal costs and other acquisition-related costs, which were not allocated to the segments. Operating income in the third quarter of fiscal 2011 included $3 million of asset impairment charges, while the first nine months of fiscal 2011 included $30 million of favorable adjustments to restructuring reserves, net of asset impairment charges.

Results of Operations
New Orders
New orders by geographic region, determined by the product shipment destination specified by the customer, for the periods indicated were as follows:

	Three Months Ended						Change Q3 2012 over Q2 2012	Change Q3 2012 over Q3 2011
	July 29, 2012		April 29, 2012		July 31, 2011
	(In millions, except percentages)
Korea	$299	17%	$704	26%	$362	15%	(58)%	(17)%
Taiwan	588	33%	810	29%	425	18%	(27)%	38%
Japan	128	7%	121	4%	372	15%	6%	(66)%
China	101	6%	118	4%	534	22%	(14)%	(81)%
Southeast Asia	91	5%	68	3%	87	4%	34%	5%
Asia Pacific	1,207	68%	1,821	66%	1,780	74%	(34)%	(32)%
North America(*)	420	23%	673	24%	356	15%	(38)%	18%
Europe	172	9%	271	10%	254	11%	(37)%	(32)%
Total	$1,799	100%	$2,765	100%	$2,390	100%	(35)%	(25)%
________________

(*)	Primarily the United States.

	Nine Months Ended				Change YTD 2012 over YTD 2011
	July 29, 2012		July 31, 2011
	(In millions, except percentages)
Korea	$1,670	25%	$956	11%	75%
Taiwan	1,765	27%	1,952	23%	(10)%
Japan	416	6%	828	10%	(50)%
China	302	5%	1,855	22%	(84)%
Southeast Asia	209	3%	365	4%	(43)%
Asia Pacific	4,362	66%	5,956	70%	(27)%
North America(*)	1,559	24%	1,745	20%	(11)%
Europe	651	10%	846	10%	(23)%
Total	$6,572	100%	$8,547	100%	(23)%
________________

(*)	Primarily the United States.
New orders for the third quarter of fiscal 2012 decreased from the prior quarter, primarily due to lower demand from foundry and logic customers. New orders for the third and second quarters of fiscal 2012 included $241 million and $366 million of new orders attributable to Varian, respectively. New orders for the third quarter and first nine months of fiscal 2012 decreased from the comparable periods in the prior year, reflecting sharp decreases in demand for c-Si solar and LCD TV equipment, partially offset by new orders attributable to Varian. New orders for the first nine months of fiscal 2012 included $874 million of new orders attributable to Varian.
Orders from customers in Asia Pacific continue to comprise the majority of new orders. For the third quarter of fiscal 2012, orders to customers in Korea, the majority of which were for semiconductor equipment, had the largest decrease compared to the prior quarter. Orders to customers in China had the largest decrease compared to the third quarter of fiscal 2011, primarily due to reduced demand for display and solar equipment. Orders to customers in Korea for the first nine months of fiscal 2012 increased compared to the same period in fiscal 2011, while orders to customers in all other regions decreased.
New orders by reportable segment for the periods indicated were as follows:

	Three Months Ended						Change Q3 2012 over Q2 2012	Change Q3 2012 over Q3 2011
	July 29, 2012		April 29, 2012		July 31, 2011
	(In millions, except percentages)
Silicon Systems Group	$1,166	65%	$1,969	71%	$1,239	52%	(41)%	(6)%
Applied Global Services	531	29%	650	24%	613	26%	(18)%	(13)%
Display	67	4%	84	3%	220	9%	(20)%	(70)%
Energy and Environmental Solutions	35	2%	62	2%	318	13%	(44)%	(89)%
Total	$1,799	100%	$2,765	100%	$2,390	100%	(35)%	(25)%

	Nine Months Ended				Change YTD 2012 over YTD 2011
	July 29, 2012		July 31, 2011
	(In millions, except percentages)
Silicon Systems Group	$4,552	69%	$4,563	53%	—%
Applied Global Services	1,697	26%	1,769	21%	(4)%
Display	192	3%	617	7%	(69)%
Energy and Environmental Solutions	131	2%	1,598	19%	(92)%
Total	$6,572	100%	$8,547	100%	(23)%
New orders for the third quarter of fiscal 2012 compared to the second quarter of fiscal 2012 decreased for all segments, primarily due to decreased demand for semiconductor equipment from foundry and logic customers. New orders for the third quarter and first nine months of fiscal 2012 decreased for all segments compared to the same periods in the prior year, mostly due to the down cycle in the display industry and excess manufacturing capacity in the solar industry, partially offset by the addition of orders attributable to Varian.
Applied’s backlog for the most recent three fiscal quarters was as follows: $1.8 billion at July 29, 2012, $2.4 billion at April 29, 2012, and $2.2 billion at January 29, 2012. Net backlog adjustments for the quarter ended July 29, 2012 were negative and totaled $20 million. Negative backlog adjustments of $50 million consisted of financial debookings, cancellations and foreign exchange effects primarily related to services and semiconductor equipment customers. Negative adjustments were partially offset by $30 million of rebookings primarily related to semiconductor equipment customers. Backlog consists of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; and (2) contractual service revenue and maintenance fees to be earned within the next 12 months. Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods, due to the potential for customer changes in delivery schedules or cancellation of orders. In the third quarter of fiscal 2012, approximately 53 percent of the net sales in the Silicon Systems Group, Applied’s largest business segment, were from orders received and shipped in the same quarter.
Backlog by reportable segment as of the most recent three fiscal quarters was as follows:

	July 29, 2012		April 29, 2012		January 29, 2012		Change Q3 2012 over Q2 2012	Change Q3 2012 over Q1 2012
	(In millions, except percentages)
Silicon Systems Group	$853	47%	$1,220	51%	$1,044	48%	(30)%	(18)%
Applied Global Services	641	35%	703	30%	649	30%	(9)%	(1)%
Display	216	12%	291	12%	267	12%	(26)%	(19)%
Energy and Environmental Solutions	111	6%	158	7%	202	10%	(30)%	(45)%
Total	$1,821	100%	$2,372	100%	$2,162	100%	(23)%	(16)%

Net Sales
Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped, for the periods indicated were as follows:

	Three Months Ended						Change Q3 2012 over Q2 2012	Change Q3 2012 over Q3 2011
	July 29, 2012		April 29, 2012		July 31, 2011
	(In millions, except percentages)
Korea	$392	17%	$750	30%	$432	16%	(48)%	(9)%
Taiwan	811	34%	654	26%	454	16%	24%	79%
Japan	189	8%	169	7%	284	10%	12%	(33)%
China	254	11%	157	6%	751	27%	62%	(66)%
Southeast Asia	72	3%	64	2%	156	6%	13%	(54)%
Asia Pacific	1,718	73%	1,794	71%	2,077	75%	(4)%	(17)%
North America(*)	441	19%	518	20%	451	16%	(15)%	(2)%
Europe	184	8%	229	9%	259	9%	(20)%	(29)%
Total	$2,343	100%	$2,541	100%	$2,787	100%	(8)%	(16)%

	Nine Months Ended				Change YTD 2012 over YTD 2011
	July 29, 2012		July 31, 2011
	(In millions, except percentages)
Korea	$1,770	25%	$900	11%	97%
Taiwan	1,954	28%	1,740	21%	12%
Japan	574	8%	658	8%	(13)%
China	592	8%	2,166	26%	(73)%
Southeast Asia	215	3%	495	6%	(57)%
Asia Pacific	5,105	72%	5,959	72%	(14)%
North America(*)	1,376	20%	1,528	18%	(10)%
Europe	592	8%	849	10%	(30)%
Total	$7,073	100%	$8,336	100%	(15)%

(*)	Primarily the United States.

Net sales for the third quarter of fiscal 2012 decreased compared to the prior quarter primarily as a result of lower investments in semiconductor equipment by foundry customers. The decrease in net sales for the third quarter and first nine months of fiscal 2012 from the comparable periods in the prior year reflected decreased demand for c-Si solar products and LCD TV equipment, partially offset by sales attributable to Varian. Net sales attributable to Varian for the third quarter, second quarter and first nine months of fiscal 2012 were approximately $294 million, $333 million and $829 million, respectively.
For the third quarter of fiscal 2012, net sales to customers in Korea, the majority of which were for semiconductor equipment, had the largest decrease compared to the second quarter of fiscal 2012, while China had the largest decrease compared to the third quarter of fiscal 2011. In the third quarter of fiscal 2012, the majority of net sales in Korea, Taiwan and North America reflected purchases of semiconductor products.

Net sales by reportable segment for the periods indicated were as follows:

	Three Months Ended						Change Q3 2012 over Q2 2012	Change Q3 2012 over Q3 2011
	July 29, 2012		April 29, 2012		July 31, 2011
	(In millions, except percentages)
Silicon Systems Group	$1,545	66%	$1,777	70%	$1,398	50%	(13)%	11%
Applied Global Services	579	25%	551	22%	603	22%	5%	(4)%
Display	142	6%	134	5%	223	8%	6%	(36)%
Energy and Environmental Solutions	77	3%	79	3%	563	20%	(3)%	(86)%
Total	$2,343	100%	$2,541	100%	$2,787	100%	(8)%	(16)%

	Nine Months Ended				Change YTD 2012 over YTD 2011
	July 29, 2012		July 31, 2011
	(In millions, except percentages)
Silicon Systems Group	$4,666	66%	$4,348	52%	7%
Applied Global Services	1,664	24%	1,784	22%	(7)%
Display	380	5%	528	6%	(28)%
Energy and Environmental Solutions	363	5%	1,676	20%	(78)%
Total	$7,073	100%	$8,336	100%	(15)%
Net sales for the third quarter of fiscal 2012 compared to the prior quarter decreased, mostly in the Silicon Systems Group. Net sales for the third quarter and first nine months of fiscal 2012 decreased from comparable periods in the prior year across all segments except the Silicon Systems Group. The decrease reflected lower investments in c-Si solar and LCD TV equipment, partially offset by sales attributable to Varian. The Silicon Systems Group's relative share of total net sales decreased compared to the prior quarter but increased for each of the three and nine month periods ended July 29, 2012 compared to the same periods in the prior year.

Gross Margin
Gross margins for the periods indicated were as follows:

	Three Months Ended			Change Q3 2012 over Q2 2012	Change Q3 2012 over Q3 2011	Nine Months Ended		Change YTD 2012 over YTD 2011
	July 29, 2012	April 29, 2012	July 31, 2011			July 29, 2012	July 31, 2011
	(In millions, except percentages)
Gross margin	$930	$1,011	$1,184	$(81)	$(254)	$2,726	$3,509	$(783)
Gross margin (% of net sales)	39.7%	39.8%	42.5%	(0.1) point	(2.8) points	38.5%	42.1%	(3.6) points
Non-GAAP Results
Gross margin	$974	$1,070	$1,193	$(96)	$(219)	$2,935	$3,536	$(601)
Gross margin (% of net sales)	41.6%	42.1%	42.8%	(0.5) point	(1.2) points	41.5%	42.4%	(0.9) point

The decrease in the gross margin for the third quarter of fiscal 2012 compared to the prior quarter was principally attributable to lower net sales and changes in segment mix. In addition, $13 million of inventory charges were recorded during the third quarter of fiscal 2012 in connection with the restructuring of the Energy and Environmental Solutions segment. Gross margin for the three and nine months ended July 29, 2012 decreased from the comparable periods in the prior year primarily due to changes in segment mix, inventory fair value adjustments and intangible asset amortization associated with purchase accounting, additional inventory charges, and lower net sales. Inventory fair value adjustments and intangible asset amortization associated with purchase accounting were $36 million and $164 million for the three and nine months ended July 29, 2012, respectively. Gross margin during the three month periods ended July 29, 2012, April 29, 2012, and July 31, 2011 included $13 million, $14 million and $13 million of share-based compensation expense, respectively. Gross margin during the first nine months of fiscal 2012 and 2011 included $40 million and $36 million of share-based compensation expense, respectively. Reconciliations of non-GAAP measures are presented under “Non-GAAP Results.”

Research, Development and Engineering
Research, development and engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended			Change Q3 2012 over Q2 2012	Change Q3 2012 over Q3 2011	Nine Months Ended		Change YTD 2012 over YTD 2011
	July 29, 2012	April 29, 2012	July 31, 2011			July 29, 2012	July 31, 2011
	(In millions)
Research, development and engineering	$309	$321	$282	$(12)	$27	$933	$850	$83
Applied’s future operating results depend to a considerable extent on its ability to maintain a competitive advantage in the equipment and service products it provides. Applied believes it is critical to continue to make substantial investments in RD&E to assure the availability of innovative technology that meets the current and projected requirements of its customers’ most advanced designs. Applied historically has maintained its commitment to investing in RD&E in order to continue to offer new products and technologies. The decrease in RD&E expense for the third quarter of fiscal 2012 compared to the prior quarter was due to reductions in variable compensation, partially offset by continued investments in new product development areas such as 450mm wafer systems. RD&E expense for the third quarter and first nine months of fiscal 2012 increased from the comparable periods in the prior year primarily due to RD&E expenses related to Varian of approximately $45 million and $131 million for the three and nine months ended July 29, 2012, respectively. RD&E expense during each of the three month periods ended July 29, 2012, April 29, 2012 and July 31, 2011 included $14 million, $13 million and $12 million of share-based compensation expense, respectively. RD&E expense during the first nine months of fiscal 2012 and 2011 included $40 million and $35 million of share-based compensation expense, respectively. Development cycles range from 12 to 36 months depending on whether the product is an enhancement of an existing product, which typically has a shorter development cycle, or a new product, which typically has a longer development cycle. Most of Applied’s existing products resulted from internal development activities and innovations involving new technologies, materials and processes. In certain instances, Applied acquires technologies, either in existing or new product areas, to complement its existing technology capabilities and to reduce time to market.

Selling, General and Administrative
Selling, general and administrative expenses for the periods indicated were as follows:

	Three Months Ended			Change Q3 2012 over Q2 2012	Change Q3 2012 over Q3 2011	Nine Months Ended		Change YTD 2012 over YTD 2011
	July 29, 2012	April 29, 2012	July 31, 2011			July 29, 2012	July 31, 2011
	(In millions)
Selling, general and administrative	$255	$281	$240	$(26)	$15	$839	$679	$160
The decrease in selling, general and administrative expenses for the third quarter of fiscal 2012 compared to the second quarter of fiscal 2012 was primarily attributable to reductions in variable compensation, additional savings associated with temporary shutdowns, and the absence of certain customer-related expenses recorded in the prior quarter. Selling, general and administrative expenses increased during the three and nine months ended July 29, 2012 from the comparable periods in the prior year primarily due to acquisition-related costs and other expenses incurred in connection with Varian which aggregated to $35 million and $164 million, respectively. Selling, general and administrative expenses during each of the three month periods ended July 29, 2012, April 29, 2012 and July 31, 2011 included $15 million, $16 million and $13 million of share-based compensation expense, respectively. Selling, general and administrative expenses during the first nine months of fiscal 2012 and 2011 included $58 million and $39 million of share-based compensation expense, respectively.
Restructuring Charges and Asset Impairments
Restructuring charges and asset impairment expenses for the periods indicated were as follows:

	Three Months Ended			Change Q3 2012 over Q2 2012	Change Q3 2012 over Q3 2011	Nine Months Ended		Change YTD 2012 over YTD 2011
	July 29, 2012	April 29, 2012	July 31, 2011			July 29, 2012	July 31, 2011
	(In millions)
Restructuring charges and asset impairments	$44	$—	$3	$44	$41	$44	$(30)	$74

On May 10, 2012, Applied announced a plan to restructure its Energy and Environmental Solutions segment in light of challenging industry conditions affecting the solar PV and LED equipment markets. As part of the EES Restructuring Plan, Applied expects to relocate manufacturing, business operations and customer support functions of its precision wafering systems business and to cease LED development activities. The EES Restructuring Plan also impacts certain LED support activities in the Applied Global Services segment. This plan will impact up to approximately 250 positions globally. During the three months ended July 29, 2012, Applied incurred $24 million of severance charges and $11 million of asset impairment charges associated with this plan. In addition, Applied incurred $9 million of severance charges during the third quarter of fiscal 2012 related to integration activities associated with the Varian acquisition.

Results for the nine months ended July 31, 2011 included favorable adjustments of $36 million related to a restructuring plan announced on July 21, 2010, $19 million related to a restructuring plan announced on November 11, 2009, and $5 million related to a restructuring plan announced on November 12, 2008, partially offset by asset impairment charges of $30 million primarily related to certain fixed and intangible assets.

Interest and Other Expenses
Interest and other expenses for the periods indicated were as follows:

	Three Months Ended			Change Q3 2012 over Q2 2012	Change Q3 2012 over Q3 2011	Nine Months Ended		Change YTD 2012 over YTD 2011
	July 29, 2012	April 29, 2012	July 31, 2011			July 29, 2012	July 31, 2011
	(In millions)
Interest and other expenses	$24	$23	$25	$1	$(1)	$72	$35	$37

Interest and other expenses for the third quarter of fiscal 2012 remained essentially flat compared to the prior quarter and compared to the same period in the prior year. Interest and other expenses in the first nine months of fiscal 2012 increased from the same period in the prior year, primarily due to interest on the senior unsecured notes issued in the third fiscal quarter of 2011. During the third quarter of fiscal 2011, Applied also incurred fees of $8 million associated with a bridge loan facility that was entered into and terminated during the same quarter.
Interest and Other Income, Net
Interest and other income, net, for the periods indicated were as follows:

	Three Months Ended			Change Q3 2012 over Q2 2012	Change Q3 2012 over Q3 2011	Nine Months Ended		Change YTD 2012 over YTD 2011
	July 29, 2012	April 29, 2012	July 31, 2011			July 29, 2012	July 31, 2011
	(In millions)
Interest and other income, net	$4	$4	$7	$—	$(3)	$13	$33	$(20)

Interest and other income, net remained flat in the third quarter of fiscal 2012 from the second quarter of fiscal 2012. The decrease in interest and other income, net in the third quarter and first nine months of fiscal 2012 from the comparable periods in the prior year was primarily due to a decrease in gains realized on sale of investment securities and lower interest rates.
Income Taxes
Income tax expenses for the periods indicated were as follows:

	Three Months Ended			Change Q3 2012 over Q2 2012	Change Q3 2012 over Q3 2011	Nine Months Ended		Change YTD 2012 over YTD 2011
	July 29, 2012	April 29, 2012	July 31, 2011			July 29, 2012	July 31, 2011
	(In millions, except percentages)
Provision for income taxes	$84	$98	$193	$(14)	$(109)	$224	$564	$(340)
Effective income tax rate	27.8%	25.3%	28.8%	2.5 points	(1.0) point	26.4%	27.7%	(1.3) points

Applied's effective tax rate for the third quarter of fiscal 2012 increased compared to the prior quarter due to a change in forecasted earnings and composition of income in jurisdictions outside the U.S. with tax incentives. Applied's effective tax rates for the three and nine months ended July 29, 2012 were both lower than the rates for the comparable periods in the prior year primarily due to changes in the composition of income in jurisdictions outside the U.S. with tax incentives. Applied’s future effective income tax rate depends on various factors, such as tax legislation and the geographic composition of Applied’s pre-tax income. Management carefully monitors these factors and timely adjusts the interim effective income tax rate accordingly.

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
The competitive environment for the Silicon Systems Group in the first nine months of fiscal 2012 reflected continued investment in the semiconductor industry driven by capacity demand for mobile computing. Foundry customers led capacity additions for advanced technology nodes and were the primary drivers for net sales of the Silicon Systems Group. Investment by DRAM customers remained low in the period due to lack of profitability and oversupply in the DRAM memory market.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change Q3 2012 over Q2 2012		Change Q3 2012 over Q3 2011
	July 29, 2012	April 29, 2012	July 31, 2011
	(In millions, except percentages and ratios)
New orders	$1,166	$1,969	$1,239	$(803)	(41)%	$(73)	(6)%
Net sales	$1,545	$1,777	$1,398	$(232)	(13)%	$147	11%
Book to bill ratio	0.8	1.1	0.9
Operating income	$427	$504	$452	$(77)	(15)%	$(25)	(6)%
Operating margin	27.6%	28.4%	32.3%		(0.8) point		(4.7) points
Non-GAAP Results
Operating income	$482	$574	$455	$(92)	(16)%	$27	6%
Operating margin	31.2%	32.3%	32.5%		(1.1) points		(1.3) points

	Nine Months Ended		Change YTD 2012 over YTD 2011
	July 29, 2012	July 31, 2011
	(In millions, except percentages and ratios)
New orders	$4,552	$4,563	$(11)	—%
Net sales	$4,666	$4,348	$318	7%
Book to bill ratio	1.0	1.0
Operating income	$1,202	$1,486	$(284)	(19)%
Operating margin	25.8%	34.2%		(8.4) points
Non-GAAP Results
Operating income	$1,442	$1,494	$(52)	(3)%
Operating margin	30.9%	34.4%		(3.5) points
Reconciliations of non-GAAP measures are presented under “Non-GAAP Results.”

The decreases in new orders and net sales for the third quarter of fiscal 2012 compared to the prior quarter were primarily attributable to decreased demand from foundry and logic customers. Approximately 53 percent of net sales in the third quarter of fiscal 2012 were for orders received and shipped within the quarter. Operating income and non-GAAP operating income for the third quarter of fiscal 2012 decreased compared to the prior quarter, reflecting a decrease in net sales, partially offset by lower variable compensation.
New orders decreased in the third quarter of fiscal 2012 compared to the same period in fiscal 2011 due to decreased demand from memory and logic customers, partially offset by increased demand from foundry customers and the addition of orders attributable to Varian of $199 million. The increase in net sales for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 was primarily due to the addition of net sales attributable to Varian of $238 million during the third quarter of fiscal 2012, partially offset by decreased demand from memory and logic customers. Operating income for the third quarter of fiscal 2012 decreased compared to the third quarter of fiscal 2011, reflecting inclusion of costs associated with Varian operations and Varian acquisition-related costs, partially offset by higher net sales.
New orders decreased slightly for the first nine months of fiscal 2012 compared to the same period in fiscal 2011 due to lower demand from memory and logic customers, partially offset by increased demand from foundry customers and the addition of orders attributable to Varian of $722 million. The increase in net sales for the first nine months of fiscal 2012 compared to the same period in fiscal 2011 was primarily due to the addition of net sales attributable to Varian of $668 million. Segment operating income for the first nine months of fiscal 2012 decreased compared to the same period in the prior year due to changes in customer and product mix with the inclusion of Varian, costs associated with Varian operations, Varian acquisition-related costs, and additional inventory charges.
New orders for the Silicon Systems Group by end use application for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 29, 2012	April 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Foundry	58%	72%	37%	64%	47%
Memory	29%	16%	38%	23%	29%
Logic and other	13%	12%	25%	13%	24%
	100%	100%	100%	100%	100%
The following regions accounted for at least 30 percent of total net sales for the Silicon Systems Group segment for one or more of the periods indicated:

	Three Months Ended						Change Q3 2012 over Q2 2012	Change Q3 2012 over Q3 2011
	July 29, 2012		April 29, 2012		July 31, 2011
	(In millions, except percentages)
Korea	$294	19%	$650	37%	$301	22%	(55)%	(2)%
Taiwan	680	44%	473	27%	262	19%	44%	160%

	Nine Months Ended				Change YTD 2012 over YTD 2011
	July 29, 2012		July 31, 2011
	(In millions, except percentages)
Korea	$1,496	32%	$629	14%	138%
Taiwan	1,428	31%	1,128	26%	27%

Four customers accounted for 67 percent of net sales in this segment for the third quarter of fiscal 2012. Customers in Korea, Taiwan and North America together accounted for 82 percent, 84 percent and 64 percent of total net sales for this segment in the third and second quarters of fiscal 2012 and the third quarter of fiscal 2011, respectively. In the first nine months of fiscal 2012 and 2011, customers in Korea, Taiwan and North America together accounted for 83 percent and 68 percent of total net sales for this segment, respectively.
Applied Global Services Segment

The Applied Global Services segment encompasses spares, upgrades, services, remanufactured  earlier generation equipment and factory automation software.  These products  are designed to improve customers' operating efficiency, optimize their operating costs and lessen the environmental impact of semiconductor, display and solar customers' factories. Customer demand for products and services is fulfilled through a global distribution system and with trained service engineers located in close proximity to customer sites.
Industry conditions that affected Applied Global Services' sales of spares and services in the first nine months of fiscal 2012 were principally semiconductor manufacturers' wafer starts as well as foundry utilization rates.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change Q3 2012 over Q2 2012		Change Q3 2012 over Q3 2011
	July 29, 2012	April 29, 2012	July 31, 2011
	(In millions, except percentages and ratios)
New orders	$531	$650	$613	$(119)	(18)%	$(82)	(13)%
Net sales	$579	$551	$603	$28	5%	$(24)	(4)%
Book to bill ratio	0.9	1.2	1.0
Operating income	$122	$109	$146	$13	12%	$(24)	(16)%
Operating margin	21.1%	19.8%	24.2%		1.3 points		(3.1) points
Non-GAAP Results
Operating income	$135	$111	$147	$24	22%	$(12)	(8)%
Operating margin	23.3%	20.1%	24.4%		3.2 points		(1.1) points

	Nine Months Ended		Change YTD 2012 over YTD 2011
	July 29, 2012	July 31, 2011
	(In millions, except percentages and ratios)
New orders	$1,697	$1,769	$(72)	(4)%
Net sales	$1,664	$1,784	$(120)	(7)%
Book to bill ratio	1.0	1.0
Operating income	$338	$322	$16	5%
Operating margin	20.3%	18.0%		2.3 points
Non-GAAP Results
Operating income	$359	$351	$8	2%
Operating margin	21.6%	19.7%		1.9 points
Reconciliations of non-GAAP measures are presented under “Non-GAAP Results.”
New orders decreased for the third quarter of fiscal 2012 compared to the prior quarter. The decrease was attributable to an order for thin film solar equipment of $95 million in the prior quarter and a $24 million decline in orders for other segment products. Net sales increased for the third quarter of fiscal 2012 compared to the prior quarter primarily due to higher investment in semiconductor spares and services. Operating income and non-GAAP operating income increased, reflecting increased net sales.

New orders decreased for the third quarter of fiscal 2012 compared to the same period in the prior year, due to lower demand for semiconductor spares and services and 200mm systems, partially offset by the addition of orders attributable to Varian of $42 million. Net sales decreased due to lower sales of 200mm systems, offset in part by the addition of net sales attributable to Varian of $56 million. Operating income decreased for the third quarter of fiscal 2012, reflecting lower net sales and aggregate restructuring charges of $11 million associated with the restructuring plan and Varian integration. Details on restructuring charges and asset impairments are included in Note 11 of the Notes to the Consolidated Condensed Financial Statements.
New orders and net sales decreased for the first nine months of fiscal 2012 compared to the same period in the prior year, due primarily to lower demand for 200mm systems, partially offset by the addition new orders and net sales attributable to Varian. New orders and net sales for the first nine months of fiscal 2012 included approximately $152 million and $161 million, respectively, attributable to Varian. Operating income year-over-year increased primarily due to asset impairment charges recorded in the second quarter of fiscal 2011.
Display Segment

The Display segment encompasses products for manufacturing LCDs, OLEDs, and other display technologies for TVs, personal computers, tablets, smart phones, and other consumer-oriented devices. The segment is focused on expanding market share by differentiation with larger-scale manufacturing equipment for TVs, entry into new markets such as the low-temperature polysilicon, metal oxide, and touch panel sectors, and development of products that enable manufacturing cost reductions through productivity and uniformity.
The market environment for Applied's Display segment in the first nine months of fiscal 2012 was characterized by decreased capacity requirements for larger flat panel televisions and continued demand for touch screen and high-end mobile devices compared to the prior year. The display industry overall remains in a down cycle.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change Q3 2012 over Q2 2012		Change Q3 2012 over Q3 2011
	July 29, 2012	April 29, 2012	July 31, 2011
	(In millions, except percentages and ratios)
New orders	$67	$84	$220	$(17)	(20)%	$(153)	(70)%
Net sales	$142	$134	$223	$8	6%	$(81)	(36)%
Book to bill ratio	0.5	0.6	1.0
Operating income	$10	$7	$58	$3	43%	$(48)	(83)%
Operating margin	7.0%	5.2%	26.0%		1.8 points		(19.0) points
Non-GAAP Results
Operating income	$12	$9	$60	$3	33%	$(48)	(80)%
Operating margin	8.5%	6.7%	26.9%		1.8 points		(18.4) points

	Nine Months Ended		Change YTD 2012 over YTD 2011
	July 29, 2012	July 31, 2011
	(In millions, except percentages and ratios)
New orders	$192	$617	$(425)	(69)%
Net sales	$380	$528	$(148)	(28)%
Book to bill ratio	0.5	1.2
Operating income	$23	$116	$(93)	(80)%
Operating margin	6.1%	22.0%		(15.9) points
Non-GAAP Results
Operating income	$29	$122	$(93)	(76)%
Operating margin	7.6%	23.1%		(15.5) points
Reconciliations of non-GAAP measures are presented under “Non-GAAP Results.”

New orders decreased for the third quarter of fiscal 2012 compared to the second quarter of fiscal 2012, reflecting continued weakness in demand for LCD TV equipment. Net sales, however, increased slightly in the third quarter of fiscal 2012, from a low level in the prior quarter. Operating income and non-GAAP operating income increased slightly in the third quarter of fiscal 2012 as a result of higher net sales.
New orders, net sales, and operating income for the third quarter and first nine months of fiscal 2012 were lower compared to the same periods in the prior year, resulting from large substrate LCD TV equipment industry overcapacity, partially offset by increased demand for advanced mobile display equipment compared to the prior year.
The following regions accounted for at least 30 percent of total net sales for the Display segment for one or more of the periods indicated:

	Three Months Ended						Change Q3 2012 over Q2 2012	Change Q3 2012 over Q3 2011
	July 29, 2012		April 29, 2012		July 31, 2011
	(In millions, except percentages)
Taiwan	$8	6%	$92	69%	$58	26%	(91)%	(86)%
China	58	41%	1	1%	111	50%	5,700%	(48)%
Japan	46	32%	11	8%	—	—%	318%	—%

	Nine Months Ended				Change YTD 2012 over YTD 2011
	July 29, 2012		July 31, 2011
	(In millions, except percentages)
Taiwan	$145	38%	$156	30%	(7)%
China	78	21%	255	48%	(69)%
Japan	71	19%	38	7%	87%
Three customers accounted for 81 percent of net sales in the Display segment for the third quarter of fiscal 2012. Customers in Japan and China accounted for the majority of net sales in this segment for the third quarter of fiscal 2012, while customers in Taiwan accounted for the majority of net sales in this segment for the prior quarter. Customers in Taiwan and China accounted for the majority of the sales for the third quarter of fiscal 2011 and the first nine months of fiscals 2012 and 2011.

Applied tested goodwill of the Display reporting unit for potential impairment during the second quarter of fiscal 2012 in light of second quarter developments that included current industry trends and financial performance and short-term outlook. The results of the first step of the impairment test indicated that goodwill of the Display reporting unit was not impaired and the estimated fair value of the reporting unit was more than 100 percent over the carrying value of the reporting unit. Although the business conditions in the industry in which the Display reporting unit operates remain weak, Applied is not aware of changes in the industry that would significantly impact the last impairment test performed in the second quarter of fiscal 2012. In the event of future changes in business conditions in the market in which the Display reporting unit operates, Applied will be required to reassess and update its forecasts and estimates used in future impairment analysis.

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
The solar PV industry environment in the first nine months of fiscal 2012 was characterized by excess manufacturing capacity relative to end-market demand.  As a result, solar cell and wafering customers are deferring purchases of new capacity to preserve capital.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change Q3 2012 over Q2 2012		Change Q3 2012 over Q3 2011
	July 29, 2012	April 29, 2012	July 31, 2011
	(In millions, except percentages and ratios)
New orders	$35	$62	$318	$(27)	(44)%	$(283)	(89)%
Net sales	$77	$79	$563	$(2)	(3)%	$(486)	(86)%
Book to bill ratio	0.5	0.8	0.6
Operating income (loss)	$(102)	$(63)	$123	$(39)	62%	$(225)	(183)%
Operating margin	(132.5)%	(79.7)%	21.8%		(52.8) points		(154.3) points
Non-GAAP Results
Operating income (loss)	$(64)	$(57)	$132	$(7)	12%	$(196)	(148)%
Operating margin	(83.1)%	(72.2)%	23.4%		(10.9) points		(106.5) points

	Nine Months Ended		Change YTD 2012 over YTD 2011
	July 29, 2012	July 31, 2011
	(In millions, except percentages and ratios)
New orders	$131	$1,598	$(1,467)	(92)%
Net sales	$363	$1,676	$(1,313)	(78)%
Book to bill ratio	0.4	1.0
Operating income (loss)	$(188)	$436	$(624)	(143)%
Operating margin	(51.8)%	26.0%		(77.8) points
Non-GAAP Results
Operating income (loss)	$(138)	$421	$(559)	(133)%
Operating margin	(38.0)%	25.1%		(63.1) points
Reconciliations of non-GAAP measures are presented under “Non-GAAP Results.”

Financial performance for the three and nine months ended July 29, 2012 decreased from the prior quarter and comparable periods in the prior year due to continued excess manufacturing capacity in the solar industry. During the third quarter of fiscal 2012, approximately 67 percent of the segment's net sales were from products shipped in earlier periods.

On May 10, 2012, Applied announced a plan to restructure the Energy and Environmental Solutions segment. During the three months ended July 29, 2012, Applied incurred $35 million of severance and asset impairment charges associated with this plan, of which $32 million was included in the Energy and Environmental Solutions segment. In addition, $13 million of inventory charges were recorded in cost of products sold during the third quarter of fiscal 2012 associated with the restructuring. Details on restructuring charges and asset impairments are included in Note 11 of the Notes to the Consolidated Condensed Financial Statements.

The following regions accounted for at least 30 percent of total net sales for the Energy and Environmental Solutions segment for one or more of the periods indicated:

	Three Months Ended						Change Q3 2012 over Q2 2012	Change Q3 2012 over Q3 2011
	July 29, 2012		April 29, 2012		July 31, 2011
	(In millions, except percentages)
Taiwan	$15	19%	$7	9%	$44	8%	114%	(66)%
China	45	58%	42	53%	485	86%	7%	(91)%

	Nine Months Ended				Change YTD 2012 over YTD 2011
	July 29, 2012		July 31, 2011
	(In millions, except percentages)
Taiwan	$114	31%	$174	10%	(34)%
China	171	47%	1,360	81%	(87)%
For the third quarter and first nine months of fiscal 2012, customers in Taiwan and China continued to account for the majority of net sales in this segment, while a majority of sales were to customers in China for the third quarter and first nine months of fiscal 2011.
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

Although the business conditions in the industry in which the Energy and Environmental Solutions reporting unit operates remain weak, Applied is not aware of changes in the industry that would significantly impact the last impairment test performed in the second quarter of fiscal 2012. In the event of future changes in business conditions in the market in which the Energy and Environmental Solutions reporting unit operates, Applied will be required to reassess and update its forecasts and estimates used in future impairment analysis. If the results of this analysis are lower than current estimates, a material impairment charge may result at that time. Details on the impairment analysis performed for the Energy and Environmental Solutions reporting unit are included in Note 9 of the Notes to the Consolidated Condensed Financial Statements.

Financial Condition, Liquidity and Capital Resources
Applied’s cash, cash equivalents and investments decreased to $3.2 billion at July 29, 2012 from $7.2 billion at October 30, 2011.
Cash, cash equivalents and investments consisted of the following:

	July 29, 2012	October 30, 2011
	(In millions)
Cash and cash equivalents	$1,529	$5,960
Short-term investments	635	283
Long-term investments	1,058	931
Total cash, cash-equivalents and investments	$3,222	$7,174

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
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Nine Months Ended
	July 29, 2012	July 31, 2011
	(In millions)
Cash provided by operating activities	$1,440	$1,728
Cash provided by (used in) investing activities	$(4,697)	$218
Cash provided by (used in) financing activities	$(1,172)	$1,210
Applied generated $1.4 billion of cash from operating activities for the nine months ended July 29, 2012. The primary sources of cash from operating activities for the nine months ended July 29, 2012 were net income, as adjusted to exclude the effect of non-cash charges including depreciation, amortization, share-based compensation, deferred income taxes, asset impairment charges and changes in components of working capital. Applied did not utilize programs to discount letters of credit issued by customers for the nine months ended July 29, 2012. Applied utilized programs to discount letters of credit issued by customers of $211 million for the nine months ended July 31, 2011. Discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. For the nine months ended July 29, 2012 and July 31, 2011, Applied factored accounts receivable and discounted promissory notes totaling $70 million and $80 million, respectively. Applied’s working capital was $3.5 billion at July 29, 2012 and $7.6 billion at October 30, 2011.
Days sales and inventory outstanding for the periods indicated were:

	Three Months Ended
	July 29, 2012	April 29, 2012	July 31, 2011
Days sales outstanding	60	64	59
Days inventory outstanding	89	95	105
Days sales outstanding varies due to the timing of shipments and customer payment terms. The improving trends for days sales outstanding and days inventory outstanding represent increased cash flows from changes in accounts receivable and inventory during the nine months ended July 29, 2012. The changes in accounts receivable and inventory resulted from lower net sales for the nine months ended July 29, 2012 compared to the same period in the prior year. Decreases in accounts payable, accrued expenses, customer deposits and deferred revenues partially offset these cash flow increases reflecting lower business volume.
Applied used $4.7 billion of cash for investing activities during the nine months ended July 29, 2012. In the first nine months of fiscal 2012, Applied acquired Varian for $4.2 billion, net of cash acquired. Purchases of investments, net of proceeds from sales and maturities of investments, totaled $387 million, and capital expenditures totaled $121 million for the first nine months of fiscal 2012.

Applied used $1.2 billion of cash for financing activities during the nine months ended July 29, 2012, consisting primarily of $900 million in common stock repurchases and $323 million in cash dividends paid to stockholders, offset by $52 million in proceeds from common stock issuances related to equity compensation awards. On March 5, 2012, the Board of Directors approved a new stock repurchase program authorizing up to $3.0 billion in repurchases over the next three years, ending March 2015.
The following table summarizes Applied’s stock repurchases for the three and nine months ended July 29, 2012 and July 31, 2011:

	Three Months Ended		Nine Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
	(In millions, except per share amounts)
Shares of common stock repurchased	47	2	81	20
Cost of stock repurchased	$500	$25	$900	$293
Average price paid per share	$10.71	$12.77	$11.09	$14.31
During the three months ended July 29, 2012, Applied repurchased 47 million shares, resulting in a 3.6 percent reduction in shares outstanding from the beginning of the quarter.
The following table summarizes the dividends declared during fiscal 2012:

Date Declared	Record Date	Payable Date	Amount per Share	Aggregate Amount (In millions)
December 6, 2011	February 23, 2012	March 15, 2012	$0.08	$103
March 5, 2012	May 24, 2012	June 14, 2012	$0.09	$115
June 12, 2012	August 23, 2012	September 13, 2012	$0.09	$111
Unpaid dividends were estimated based on the number of outstanding shares at the end of the fiscal quarter prior to the applicable record date.
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
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that was extended by one year in May 2012 and is scheduled to expire in May 2016. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at July 29, 2012. Remaining credit facilities in the amount of approximately $103 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both July 29, 2012 and October 30, 2011 and Applied has not received any advances from these credit facilities.

Applied has debt agreements that contain financial and other covenants. These covenants require Applied to maintain certain minimum financial ratios. At July 29, 2012, Applied was in compliance with the debt covenants. See Note 10 of Notes to Consolidated Condensed Financial Statements for additional discussion of borrowings and long-term debt.
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of July 29, 2012, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $45 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.

Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of July 29, 2012, Applied Materials, Inc. has provided parent guarantees to banks for approximately $181 million to cover these services.
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
For the nine months ended July 29, 2012, Applied did not recognize any impairment on its marketable securities. At July 29, 2012, Applied had a gross unrealized loss in its investment portfolio of $1 million due to a decrease in the fair value of certain fixed income securities.
During the nine months ended July 29, 2012, Applied recorded a bad debt provision of $9 million as a result of certain customers’ financial condition. Applied did not record a bad debt provision during the nine months ended July 31, 2011. While Applied believes that its allowance for doubtful accounts at July 29, 2012 is adequate, it will continue to closely monitor customer liquidity and economic conditions.
At July 29, 2012, approximately $950 million of cash, cash equivalents and marketable securities held by foreign subsidiaries may be subject to U.S. taxes if repatriated for U.S. operations. Of this amount, Applied intends to permanently reinvest approximately $400 million outside of the U.S. and does not plan to repatriate these funds. For the remaining cash, cash equivalents and marketable securities held by foreign subsidiaries, U.S. taxes have been provided in the financial statements.
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

The following table presents a reconciliation of the GAAP and non-GAAP consolidated results:
APPLIED MATERIALS, INC.
RECONCILIATION OF GAAP TO NON-GAAP RESULTS

	Three Months Ended			Nine Months Ended
(In millions, except per share amounts and percentages)	July 29, 2012	April 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Non-GAAP Gross Margin
Reported gross margin (GAAP basis)	$930	$1,011	$1,184	$2,726	$3,509
Certain items associated with acquisitions[1]	44	59	9	209	27
Non-GAAP gross margin	$974	$1,070	$1,193	$2,935	$3,536
Non-GAAP gross margin percent (% of net sales)	41.6%	42.1%	42.8%	41.5%	42.4%
Non-GAAP Operating Income
Reported operating income (GAAP basis)	$322	$409	$687	$910	$2,037
Certain items associated with acquisitions[1]	57	71	12	242	37
Varian integration and deal costs	8	10	9	70	9
Restructuring charges and asset impairments[2,3,4]	44	—	3	44	(30)
Gain on sale of facilities, net	—	—	(28)	—	(27)
Non-GAAP operating income	$431	$490	$683	$1,266	$2,026
Non-GAAP operating margin percent (% of net sales)	18.4%	19.3%	24.5%	17.9%	24.3%
Non-GAAP Net Income
Reported net income (GAAP basis)	$218	$289	$476	$624	$1,471
Certain items associated with acquisitions[1]	57	71	12	242	37
Varian integration and deal costs	8	10	9	70	9
Restructuring charges and asset impairments[2,3,4]	44	—	3	44	(30)
Impairment of strategic investments	—	3	—	3	—
Gain on sale of facilities, net	—	—	(28)	—	(27)
Reinstatement of federal R&D tax credit	—	—	—	—	(13)
Resolution of audits of prior years’ income tax filings	(10)	(7)	—	(17)	—
Income tax effect of non-GAAP adjustments	(17)	(17)	(5)	(77)	5
Non-GAAP net income	$300	$349	$467	$889	$1,452
Non-GAAP Earnings Per Diluted Share
Reported earnings per diluted share (GAAP basis)	$0.17	$0.22	$0.36	$0.48	$1.10
Certain items associated with acquisitions	0.04	0.05	0.01	0.15	0.02
Varian integration and deal costs	0.01	—	—	0.04	0.01
Restructuring charges and asset impairments	0.03	—	—	0.03	(0.01)
Gain on sale of facilities, net	—	—	(0.02)	—	(0.02)
Reinstatement of federal R&D tax credit and resolution of audits of prior years’ income tax filings	(0.01)	—	—	(0.01)	(0.01)
Non-GAAP earnings per diluted share	$0.24	$0.27	$0.35	$0.69	$1.09
Weighted average number of diluted shares	1,268	1,301	1,330	1,292	1,333

1	These items are incremental charges attributable to acquisitions, consisting of inventory fair value adjustments on products sold, and amortization of purchased intangible assets.

2
Results for the three and nine months ended July 29, 2012 included severance and other charges of $24 million and asset impairment charges of $11 million related to the restructuring program announced on May 10, 2012 and severance charges of $9 million related to Varian integration.

3	Results for the three months ended July 31, 2011 included asset impairment charges of $3 million related to certain fixed assets.

4
Results for the nine months ended July 31, 2011 included favorable adjustments of $36 million related to a restructuring program announced on July 21, 2010, $19 million related to a restructuring program announced on November 11, 2009, and $5 million related to a restructuring program announced on November 12, 2008, partially offset by asset impairment charges of $30 million primarily related to certain fixed and intangible assets.

The following table presents a reconciliation of the GAAP and non-GAAP segment results:
APPLIED MATERIALS, INC.
RECONCILIATION OF GAAP TO NON-GAAP RESULTS

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	July 29, 2012	April 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Non-GAAP SSG Operating Income
Reported operating income (GAAP basis)	$427	$504	$452	$1,202	$1,486
Certain items associated with acquisitions[1]	47	61	3	208	8
Varian integration costs	7	9	—	31	—
Restructuring charges and asset impairments[2]	$1	$—	$—	$1	$—
Non-GAAP operating income	$482	$574	$455	$1,442	$1,494
Non-GAAP operating margin percent (% of net sales)	31.2%	32.3%	32.5%	30.9%	34.4%
Non-GAAP AGS Operating Income
Reported operating income (GAAP basis)	$122	$109	$146	$338	$322
Certain items associated with acquisitions[1]	2	2	1	10	5
Restructuring charges and asset impairments[2,3,4]	11	—	—	11	24
Non-GAAP operating income	$135	$111	$147	$359	$351
Non-GAAP operating margin percent (% of net sales)	23.3%	20.1%	24.4%	21.6%	19.7%
Non-GAAP Display Operating Income
Reported operating income (GAAP basis)	$10	$7	$58	$23	$116
Certain items associated with acquisitions[1]	2	2	2	6	6
Non-GAAP operating income	$12	$9	$60	$29	$122
Non-GAAP operating margin percent (% of net sales)	8.5%	6.7%	26.9%	7.6%	23.1%
Non-GAAP EES Operating Income (Loss)
Reported operating income (loss) (GAAP basis)	$(102)	$(63)	$123	$(188)	$436
Certain items associated with acquisitions[1]	6	6	6	18	18
Restructuring charges and asset impairments[2,3,4]	32	—	3	32	(33)
Non-GAAP operating income (loss)	$(64)	$(57)	$132	$(138)	$421
Non-GAAP operating margin percent (% of net sales)	(83.1)%	(72.2)%	23.4%	(38.0)%	25.1%

1	These items are incremental charges attributable to acquisitions, consisting of inventory fair value adjustments on products sold, and amortization of purchased intangible assets.

2
Results for the three and nine months ended July 29, 2012 included severance and other charges of $24 million and asset impairment charges of $11 million related to the restructuring program announced on May 10, 2012 and severance charges of $9 million related to Varian integration.

3	Results for the three months ended July 31, 2011 included asset impairment charges of $3 million related to certain fixed assets.

4
Results for the nine months ended July 31, 2011 included favorable adjustments of $36 million related to a restructuring program announced on July 21, 2010, partially offset by asset impairment charges of $27 million related to certain intangible assets and fixed assets.

Note: Segment non-GAAP operating income does not include deal costs and other acquisition-related costs, which are reported within corporate and unallocated costs.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $1.6 billion at July 29, 2012. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at July 29, 2012, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $24 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated condensed statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. At July 29, 2012, the carrying amount of long-term debt was $1.9 billion with an estimated fair value of $2.3 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s debt issuances of approximately $227 million at July 29, 2012.
Certain operations of Applied are conducted in foreign currencies, such as Japanese yen, euro, Israeli shekel, Taiwanese dollar and Swiss franc. Applied enters into currency forward exchange and option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 24 months. Gains and losses on these contracts are generally recognized in income at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on currency forward exchange and option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses were not material for the three and nine months ended July 29, 2012 and July 31, 2011.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act), Applied’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of Applied’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Applied’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report in ensuring that information required to be disclosed in Applied’s SEC reports is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to Applied’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
As a supplier to the global semiconductor, flat panel display, and solar industries, Applied is subject to business cycles, the timing, length and volatility of which can be difficult to predict and which vary by reportable segment. These industries historically have been cyclical due to sudden changes in customers’ requirements for new manufacturing capacity and advanced technology, which depend in part on customers’ capacity utilization, production volumes, access to affordable capital, end-use demand, and inventory levels relative to demand, as well as the rate of technology transitions and general economic conditions. These changes have affected the timing and amounts of customers’ purchases and investments in technology, and continue to affect Applied’s orders, net sales, operating expenses and net income.
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
Applied is exposed to risks associated with the uncertain global economy.
Uncertain global economic conditions and slowing growth in China, Europe, and the United States, along with continuing difficulties in the financial markets, national debt concerns in various regions, and government austerity measures, are posing challenges to the industries in which Applied operates. The markets for semiconductors and flat panel displays in particular depend largely on consumer spending, while the solar market depends in part on government incentives and the availability of financing for PV installations. Economic uncertainty and related factors, including unemployment, inflation and fuel prices, exacerbate negative trends in business and consumer spending and may cause certain Applied customers to push out, cancel, or refrain from placing orders for equipment or services, which may in turn reduce Applied's net sales, reduce backlog, and affect Applied’s ability to convert backlog to sales. Uncertain market conditions, difficulties in obtaining capital, or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, which can also result in lower sales and/or additional inventory or bad debt expense for Applied. These conditions may similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for Applied’s products or added costs. In addition, these conditions may lead to strategic alliances by, or consolidation of, other equipment manufacturers, which could adversely affect Applied’s ability to compete effectively.
Uncertainty about future economic and industry conditions also makes it more challenging for Applied to forecast its operating results, make business decisions, and identify and prioritize the risks that may affect its businesses, sources and uses of cash, financial condition and results of operations. Applied may be required to implement additional cost reduction efforts, including restructuring activities, and/or modify its business model, which may adversely affect Applied’s ability to capitalize on opportunities in a market recovery. In addition, Applied maintains an investment portfolio that is subject to general credit, liquidity, foreign exchange, market and interest rate risks. The risks to Applied’s investment portfolio may be exacerbated if financial market conditions deteriorate and, as a result, the value and liquidity of the investment portfolio, as well as returns on pension assets, could be negatively impacted and lead to impairment charges. Applied also maintains cash balances in various bank accounts globally in order to fund normal operations. If one or more of these financial institutions become insolvent or are taken over by a government, it could limit Applied’s ability to access cash in the affected accounts.
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
The global semiconductor, flat panel display, solar and related industries in which Applied operates are characterized by ongoing changes affecting some or all of these industries, including:

•
changes in end demand for electronic products, including those related to fluctuations in consumer buying patterns tied to the introduction of new mobility products, and the effect of these changes on customers’ businesses and, in turn, on demand for Applied’s products;

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
Investment levels in capital equipment for the global solar industry have experienced considerable volatility. Current global solar PV production capacity exceeds anticipated near-term end-use demand, causing customers to significantly reduce or delay investments in manufacturing capacity and new technology, or to cease operations. In addition to the general industry changes described above in the third risk factor, the global solar market is characterized by ongoing changes specific to this industry that impact demand for and/or the profitability of Applied’s solar products, including:

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

•
the filing of regulatory unfair trade proceedings against solar PVs from China, where most of Applied’s solar equipment sales are concentrated, which has resulted in the assessment of duties on solar cells and modules imported from China and which could lead to further trade-related conflicts or other outcomes;

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
The global flat panel display industry historically has experienced considerable volatility in capital equipment investment levels, due in part to the limited number of LCD manufacturers, the concentrated nature of LCD end-use applications, and excess production capacity relative to end-use demand. Industry growth has depended primarily on consumer demand for increasingly larger and more advanced LCD TVs, which demand is slowing, and more recently on demand for smartphones and other mobile devices, which demand is highly sensitive to cost and improvements in technologies and features. In addition to the general industry changes described above in the third risk factor, the display industry is characterized by ongoing changes particular to that industry, including:

•
the timing and extent of a planned expansion of manufacturing facilities in China by Chinese display manufacturers and manufacturers from other countries, and the ability of non-Chinese manufacturers to obtain government approvals on a timely basis;

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
Applied’s semiconductor customer base historically has been, and is becoming even more, highly concentrated as a result of economic and industry conditions. For example, in the third quarter of fiscal 2012, four semiconductor manufacturers accounted for 67 percent of Silicon Systems Group net sales and two customers accounted for 40 percent of Applied’s consolidated net sales. Applied’s flat panel display customer base is also highly concentrated, while concentration within Applied’s solar customer base varies depending on the product line but is increasing due to challenging industry conditions. Applied’s customer base in each of the Display and Energy and Environmental Solutions segments is also geographically-concentrated. In the third quarter of fiscal 2012, customers in China and Japan accounted for a total of 73 percent of net sales for the Display segment, while customers in China and Taiwan accounted for 77 percent of net sales for the Energy and Environmental Solutions segment.
In addition, certain customers have experienced significant ownership or management changes, consolidated with other manufacturers, outsourced manufacturing activities, or engaged in collaboration or cooperation arrangements with other manufacturers. In addition, customers have entered into strategic alliances or industry consortia that have increased the influence of key industry participants in technology decisions made by their partners. Also, certain customers are making an increasingly greater percentage of their respective industry’s capital equipment investments. Recently, certain semiconductor customers have invested in another wafer fabrication equipment supplier to help fund research and development of 450mm and other new technologies, which may influence the timing of the wafer size and other technology transitions, as well as research and development funding allocations or other matters.
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
In the third fiscal quarter of 2012, approximately 80 percent of Applied’s net sales were to customers in regions outside the United States. Moreover, China now represents the largest market for various electronic products, such as TVs, PCs, and smartphones. Certain of Applied’s R&D and manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in Singapore, Taiwan, China, Korea, Israel, Germany, Italy and Switzerland. Applied is also expanding its business and operations in new countries. The global nature of Applied’s business and operations, combined with the need to continually improve the Company’s operating cost structure, presents challenges, including but not limited to those arising from:

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

•	global trade issues, including those related to the interpretation and application of import and export licenses, as well as international trade disputes;

•	positions taken by governmental agencies regarding possible national commercial and/or security issues posed by international business operations;

•	fluctuating raw material, commodity, energy and shipping costs or shipping delays;

•
challenges associated with managing more geographically diverse operations and projects, which require an effective organizational structure and appropriate business processes, procedures and controls;

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

•	the need to regularly reassess the size, capability and location of the Company’s global infrastructure and make appropriate changes;

•	cultural and language differences;

•	difficulties and uncertainties associated with the entry into new countries;

•	hiring and integration of an increasing number of new workers, including in countries such as India and China;

•	the increasing need for the workforce to be more mobile and work in or travel to different regions;

•	uncertainties with respect to economic growth rates in various countries; and

•	uncertainties with respect to growth rates for the manufacture and sale of semiconductors, LCDs and solar PVs in the developing economies of certain countries.
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
As part of its growth strategy, Applied must successfully expand into related or new markets and industries, either with its existing products or with new products developed internally or obtained through acquisitions. The entry into different markets involves additional challenges, including those arising from:

•	the need to devote additional resources to develop new products for, and operate in, new markets;

•	the need to develop new sales and marketing strategies, cultivate relationships with new customers and meet different customer service requirements;

•	differing rates of profitability and growth among multiple businesses;

•	Applied’s ability to anticipate demand, capitalize on opportunities, and avoid or minimize risks;

•	the complexity of managing multiple businesses with variations in production planning, execution, supply chain management and logistics;

•	the adoption of new business models, business processes and systems;

•	Applied’s ability to rapidly expand or reduce its operations to meet increased or decreased demand, respectively, and the associated effect on working capital;

•new materials, processes and technologies;

•	the need to attract, motivate and retain employees with skills and expertise in these new areas;

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

•
natural disasters or other events beyond Applied's control (such as earthquakes, floods or storms, regional economic downturns, pandemics, social unrest, political instability, terrorism, or acts of war).

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
Applied has made, and in the future intends to make, acquisitions of or investments in companies, technologies or products in existing, related or new markets for Applied. In November 2011, Applied completed its acquisition of Varian Semiconductor Equipment Associates, Inc. (Varian), which was the Company’s largest acquisition to date. Acquisitions involve numerous risks that vary depending on the scale and nature of the acquisition, including but not limited to:

•	diversion of management’s attention from other operational matters;

•	inability to complete acquisitions as anticipated or at all;

•
requirements imposed by government regulators in connection with their review of a transaction, which may include, among other things, divestitures and/or restrictions on the conduct of Applied’s existing business or the acquired business;

•	ineffective integration of operations, systems, technologies, products or employees of an acquired business, which can impact the ability to realize anticipated synergies or other benefits;

•	failure to commercialize purchased technologies;

•	initial dependence on unfamiliar supply chains or relatively small supply partners;

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
Applied’s success, competitiveness and ability to execute on its global strategies and maintain a culture of innovation depend in large part on its ability to attract, retain and motivate key employees, especially in critical positions. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, management changes, Applied’s organizational structure, competitors’ hiring practices, cost reduction activities (including workforce reductions and unpaid shutdowns), availability of career development opportunities, the ability to obtain necessary authorizations for workers to provide services in non-native countries, and the effectiveness of Applied’s compensation and benefit programs, including its share-based programs. If Applied does not successfully attract, retain and motivate key employees, Applied may be unable to capitalize on its opportunities and its business, financial condition and operating results may be materially and adversely affected.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information as of July 29, 2012 with respect to the shares of common stock repurchased by Applied during the third quarter of fiscal 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*
	( In millions, except per share amounts)
Month #1
(April 30, 2012 to May 27, 2012)	8.2	$10.60	8.2	$2,760
Month #2
(May 28, 2012 to June 24, 2012)	29.2	$10.65	29.2	$2,449
Month #3
(June 25, 2012 to July 29, 2012)	9.3	$11.02	9.3	$2,346
Total	46.7	$10.71	46.7

*	On March 5, 2012, the Board of Directors approved a new stock repurchase program authorizing up to $3.0 billion in repurchases over the next three years, ending March 2015.

Item 6.    Exhibits
Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.1	Amendment No. 1 and Extension Agreement, dated as of May 25, 2012, to Credit Agreement, dated as of May 25, 2011, among Applied Materials, Inc., JPMorgan Chase Bank, N.A. as administrative agent, and other lenders named therein	8-K	000-06920	10.1	5/30/2012
10.2	Offer Letter, dated June 14, 2012, between Applied Materials, Inc. and Gary E. Dickerson†
10.3	Form of Restricted Stock Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended and restated†
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

†	Filed herewith.

‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ GEORGE S. DAVIS
George S. Davis Executive Vice President, Chief Financial Officer (Principal Financial Officer)
August 23, 2012

By:	/s/ THOMAS S. TIMKO
Thomas S. Timko Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
August 23, 2012