Form 10-Q
period 2013-01-27
APPLIED MATERIALS INC /DE
filed 2013-02-21
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 27, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of January 27, 2013: 1,200,044,358

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JANUARY 27, 2013

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	January 27, 2013	January 29, 2012
	(Unaudited)
	(In millions, except per share amounts)
Net sales	$1,573	$2,189
Cost of products sold	991	1,403
Gross margin	582	786
Operating expenses:
Research, development and engineering	304	304
Selling, general and administrative	230	303
Restructuring charges and asset impairments (Note 10)	9	—
Total operating expenses	543	607
Income from operations	39	179
Interest and other expenses (Note 9)	24	24
Interest and other income, net	3	4
Income before income taxes	18	159
Provision for income taxes	(16)	42
Net income	$34	$117
Earnings per share:
Basic and diluted	$0.03	$0.09
Weighted average number of shares:
Basic	1,198	1,299
Diluted	1,212	1,310
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	January 27, 2013	January 29, 2012
	(Unaudited)
	(In millions)
Net income	$34	$117
Other comprehensive income, net of tax:
Change in unrealized net gain on investments	—	1
Change in unrealized net gain on derivative investments	5	—
Change in defined benefit plan liability (Note 12)	(3)	—
Change in cumulative translation adjustments	(3)	—
Other comprehensive income (loss), net of tax	(1)	1
Comprehensive income	$33	$118
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	January 27, 2013	October 28, 2012

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents (Notes 3 and 4)	$1,523	$1,392
Short-term investments (Notes 3 and 4)	230	545
Accounts receivable, net (Note 6)	1,109	1,220
Inventories (Note 7)	1,278	1,272
Other current assets (Note 7)	625	673
Total current assets	4,765	5,102
Long-term investments (Notes 3 and 4)	1,062	1,055
Property, plant and equipment, net (Note 7)	900	910
Goodwill (Note 8)	3,518	3,518
Purchased technology and other intangible assets, net (Note 8)	1,302	1,355
Deferred income taxes and other assets (Note 13)	167	162
Total assets	$11,714	$12,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (Note 7)	$1,287	$1,510
Customer deposits and deferred revenue (Note 7)	678	755
Total current liabilities	1,965	2,265
Long-term debt (Note 9)	1,946	1,946
Other liabilities (Note 7)	662	656
Total liabilities	4,573	4,867
Stockholders’ equity (Note 11):
Common stock	12	12
Additional paid-in capital	5,892	5,863
Retained earnings	12,626	12,700
Treasury stock	(11,327)	(11,279)
Accumulated other comprehensive loss	(62)	(61)
Total stockholders’ equity	7,141	7,235
Total liabilities and stockholders’ equity	$11,714	$12,102
Amounts as of January 27, 2013 are unaudited. Amounts as of October 28, 2012 are derived from the October 28, 2012 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount

	(Unaudited)
	(In millions)
Balance at October 28, 2012	1,197	$12	$5,863	$12,700	699	$(11,279)	$(61)	$7,235
Net income	—	—	—	34	—	—	—	34
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	(1)
Dividends	—	—	—	(108)	—	—	—	(108)
Share-based compensation	—	—	42	—	—	—	—	42
Issuance under stock plans, net of a tax detriment of $6 and other	7	—	(13)	—	—	—	—	(13)
Common stock repurchases	(4)	—	—	—	4	(48)	—	(48)
Balance at January 27, 2013	1,200	$12	$5,892	$12,626	703	$(11,327)	$(62)	$7,141
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	January 27, 2013	January 29, 2012

	(Unaudited)
	(In millions)
Cash flows from operating activities:
Net income	$34	$117
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	106	112
Restructuring charges and asset impairments	9	—
Deferred income taxes and other	(78)	39
Share-based compensation	42	53
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	112	147
Inventories	(6)	179
Other current and non current assets	80	96
Accounts payable and accrued expenses	(248)	(412)
Customer deposits and deferred revenue	(77)	(154)
Other liabilities	42	4
Cash provided by operating activities	16	181
Cash flows from investing activities:
Capital expenditures	(49)	(37)
Cash paid for acquisitions, net of cash acquired	—	(4,179)
Proceeds from sales and maturities of investments	445	313
Purchases of investments	(143)	(254)
Cash provided by (used in) investing activities	253	(4,157)
Cash flows from financing activities:
Proceeds from common stock issuances	18	2
Common stock repurchases	(48)	(200)
Payments of dividends to stockholders	(108)	(104)
Cash used in financing activities	(138)	(302)
Effect of exchange rate changes on cash and cash equivalents	—	(1)
Increase (decrease) in cash and cash equivalents	131	(4,279)
Cash and cash equivalents — beginning of year	1,392	5,960
Cash and cash equivalents — end of year	$1,523	$1,681
Supplemental cash flow information:
Cash payments for income taxes	$32	$33
Cash refunds from income taxes	$65	$3
Cash payments for interest	$39	$41

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 28, 2012 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 28, 2012 (2012 Form 10-K). Applied’s results of operations for the three months ended January 27, 2013 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2013 and 2012 each contain 52 weeks, and the first quarter of fiscal 2013 and 2012 each contained 13 weeks.
Certain prior year amounts have been reclassified to conform to current year presentation.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

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
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued authoritative guidance that will require a public entity to present in its annual and interim financial statements information about reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. The authoritative guidance becomes effective for Applied in the first quarter of fiscal 2014, with early adoption permitted, and is not expected to have an impact on Applied's financial position or results of operations.

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

	Three Months Ended
	January 27, 2013	January 29, 2012

	(In millions, except per share amounts)
Numerator:
Net income	$34	$117
Denominator:
Weighted average common shares outstanding	1,198	1,299
Effect of dilutive stock options, restricted stock units and employee stock purchase plan shares	14	11
Denominator for diluted earnings per share	1,212	1,310
Basic and diluted earnings per share	$0.03	$0.09
Potentially dilutive securities	8	18

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3	Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

January 27, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$709	$—	$—	$709
Cash equivalents:
Money market funds	814	—	—	814
Total Cash equivalents	814	—	—	814
Total Cash and Cash equivalents	$1,523	$—	$—	$1,523
Short-term and long-term investments:
U.S. Treasury and agency securities	$210	$1	$—	$211
Non-U.S. government securities*	13	—	—	13
Municipal securities	389	2	—	391
Commercial paper, corporate bonds and medium-term notes	270	3	—	273
Asset-backed and mortgage-backed securities	283	3	—	286
Total fixed income securities	1,165	9	—	1,174
Publicly traded equity securities	30	16	—	46
Equity investments in privately-held companies	72	—	—	72
Total short-term and long-term investments	$1,267	$25	$—	$1,292
Total Cash, Cash equivalents and Investments	$2,790	$25	$—	$2,815
 _________________________
* Includes agency and corporate debt securities guaranteed by non-U.S. governments, which consist of Canada, Germany and Australia.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

October 28, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$876	$—	$—	$876
Cash equivalents:
Money market funds	483	—	—	483
Municipal securities	33	—	—	33
Total Cash equivalents	516	—	—	516
Total Cash and Cash equivalents	$1,392	$—	$—	$1,392
Short-term and long-term investments:
U.S. Treasury and agency securities	$373	$1	$—	$374
Non-U.S. government securities	29	—	—	29
Municipal securities	396	2	—	398
Commercial paper, corporate bonds and medium-term notes	381	3	—	384
Asset-backed and mortgage-backed securities	294	4	—	298
Total fixed income securities	1,473	10	—	1,483
Publicly traded equity securities	32	15	—	47
Equity investments in privately-held companies	70	—	—	70
Total short-term and long-term investments	$1,575	$25	$—	$1,600
Total Cash, Cash equivalents and Investments	$2,967	$25	$—	$2,992

 Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments at January 27, 2013:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$200	$201
Due after one through five years	682	687
No single maturity date**	385	404
	$1,267	$1,292
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
At January 27, 2013 and October 28, 2012, gross unrealized losses related to Applied's investment portfolio were not material. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss was considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied determined that the gross unrealized losses on its marketable securities at January 27, 2013 and January 29, 2012 were temporary in nature and therefore it did not recognize any impairment of its marketable securities during the three months ended January 27, 2013 or January 29, 2012. Applied did not recognize any impairment on its equity investments in privately-held companies for the three months ended January 27, 2013 or January 29, 2012.
Unrealized gains and temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive income (loss), net of any related tax effect. Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss) to results of operations.

Note 4	Fair Value Measurements
Applied’s financial assets are measured and recorded at fair value, except for equity investments in privately-held companies. These equity investments are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when events or circumstances indicate that an other-than-temporary decline in value may have occurred. Applied’s nonfinancial assets, such as goodwill, intangible assets, and property, plant and equipment, are recorded at cost and are assessed for impairment when events or circumstances indicate that an other-than-temporary decline in value may have occurred.
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
Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of January 27, 2013, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities (excluding cash balances) measured at fair value on a recurring basis are summarized below as of January 27, 2013 and October 28, 2012:

	January 27, 2013			October 28, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Money market funds	$814	$—	$814	$483	$—	$483
U.S. Treasury and agency securities	108	103	211	128	246	374
Non-U.S. government securities	—	13	13	—	29	29
Municipal securities	—	391	391	—	431	431
Commercial paper, corporate bonds and medium-term notes	—	273	273	—	384	384
Asset-backed and mortgage-backed securities	—	286	286	—	298	298
Publicly traded equity securities	46	—	46	47	—	47
Total	$968	$1,066	$2,034	$658	$1,388	$2,046
There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended January 27, 2013 or January 29, 2012. Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of January 27, 2013 or October 28, 2012.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. At January 27, 2013, equity investments in privately-held companies totaled $72 million, of which $59 million of investments were accounted for under the cost method of accounting and $13 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. At October 28, 2012, equity investments in privately-held companies totaled $70 million, of which $57 million of investments were accounted for under the cost method of accounting and $13 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. Applied did not recognize any impairment on its equity investments in privately-held companies during the three months ended January 27, 2013 or January 29, 2012.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. At January 27, 2013, the carrying amount of long-term debt was $1.9 billion and the estimated fair value was $2.2 billion. At October 28, 2012, the carrying amount of long-term debt was $1.9 billion and the estimated fair value was $2.3 billion. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues.

Note 5	Derivative Instruments and Hedging Activities
Derivative Financial Instruments
Applied conducts business in a number of foreign countries, with certain transactions denominated in local currencies, such as Japanese yen, euro, Israeli shekel, Taiwanese dollar and Swiss franc. Applied uses derivative financial instruments, such as forward exchange contracts and currency option contracts, to hedge certain forecasted foreign currency denominated transactions expected to occur typically up to the next 24 months. The purpose of Applied’s foreign currency management is to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged. Applied does not use derivative financial instruments for trading or speculative purposes.
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

Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income or loss (AOCI) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to derivative instruments included in AOCI at January 27, 2013 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three months ended January 27, 2013 and January 29, 2012.
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
The fair values of derivative instruments at January 27, 2013 and October 28, 2012 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effect of derivative instruments on the Consolidated Condensed Statements of Operations for the three months ended January 27, 2013 and January 29, 2012 was as follows:

		Three Months Ended January 27, 2013			Three Months Ended January 29, 2012
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income
		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$10	$2	$(1)	$—	$1	$—
Foreign exchange contracts	General and administrative	—	—	—	—	(2)	—
Total		$10	$2	$(1)	$—	$(1)	$—

		Amount of Gain or (Loss) Recognized in Income
		Three Months Ended
	Location of Gain or (Loss) Recognized in Income	January 27, 2013	January 29, 2012
		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	General and administrative	$13	$6
Total		$13	$6

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of January 27, 2013.
Entering into foreign exchange contracts with banks exposes Applied to credit-related losses in the event of the banks’ nonperformance. However, Applied’s exposure is not considered significant.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 6	Accounts Receivable, Net
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied, from time to time, also discounts letters of credit through various financial institutions. Applied sells its accounts receivable without recourse.
 Applied did not utilize programs to discount letters of credit issued by customers during the three months ended January 27, 2013 and January 29, 2012. Discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. There was no factoring of accounts receivable or discounting of promissory notes during the three months ended January 27, 2013. Applied factored accounts receivable and discounted promissory notes of $70 million during the three months ended January 29, 2012. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for doubtful accounts of $82 million at January 27, 2013 and $87 million at October 28, 2012. Applied sells principally to manufacturers within the semiconductor, display and solar industries. While Applied believes that its allowance for doubtful accounts is adequate and represents Applied’s best estimate as of January 27, 2013, Applied continues to closely monitor customer liquidity and other economic conditions, which may result in changes to Applied’s estimates regarding collectability.

Note 7	Balance Sheet Detail

	January 27, 2013	October 28, 2012

	(In millions)
Inventories
Customer service spares	$291	$312
Raw materials	318	331
Work-in-process	242	234
Finished goods	427	395
	$1,278	$1,272

Included in finished goods inventory are $93 million at January 27, 2013, and $60 million at October 28, 2012, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $196 million and $176 million of evaluation inventory at January 27, 2013 and October 28, 2012, respectively.

	January 27, 2013	October 28, 2012

	(In millions)
Other Current Assets
Deferred income taxes, net	$394	$369
Prepaid expenses	110	101
Income taxes receivable	9	87
Other	112	116
	$625	$673

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	Useful Life	January 27, 2013	October 28, 2012

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$169	$169
Buildings and improvements	3-30	1,203	1,196
Demonstration and manufacturing equipment	3-5	779	760
Furniture, fixtures and other equipment	3-15	739	734
Construction in progress		47	58
Gross property, plant and equipment		2,937	2,917
Accumulated depreciation		(2,037)	(2,007)
		$900	$910

	January 27, 2013	October 28, 2012

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$430	$396
Compensation and employee benefits	261	426
Warranty	109	119
Dividends payable	108	108
Income taxes payable	44	74
Other accrued taxes	34	18
Interest payable	14	30
Restructuring reserve	73	133
Other	214	206
	$1,287	$1,510

	January 27, 2013	October 28, 2012

	(In millions)
Customer Deposits and Deferred Revenue
Customer deposits	$154	$143
Deferred revenue	524	612
	$678	$755

Applied typically receives deposits on future deliverables from customers in the Energy and Environmental Solutions and Display segments. In certain instances, customer deposits may be received from customers in the Applied Global Services segment.

	January 27, 2013	October 28, 2012

	(In millions)
Other Liabilities
Deferred income taxes	$165	$201
Income taxes payable	136	140
Defined benefit pension plan liability	190	184
Other	171	131
	$662	$656

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 8	Goodwill, Purchased Technology and Other Intangible Assets
Goodwill and Purchased Intangible Assets
Applied’s methodology for allocating the purchase price relating to purchase acquisitions is determined through established and generally accepted valuation techniques. Goodwill is measured as the excess of the purchase price over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. Applied assigns assets acquired (including goodwill) and liabilities assumed to one or more reporting units as of the date of acquisition. Typically, acquisitions relate to a single reporting unit and thus do not require the allocation of goodwill to multiple reporting units. If the products obtained in an acquisition are assigned to multiple reporting units, the goodwill is distributed to the respective reporting units as part of the purchase price allocation process.
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
To test goodwill for impairment, Applied first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. Under the two-step goodwill impairment test, Applied would in the first step compare the estimated fair value of each reporting unit to its carrying value. If the carrying value of a reporting unit exceeds its fair value, Applied would then perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If Applied determined that the carrying value of a reporting unit’s goodwill exceeded its implied fair value, Applied would record an impairment charge equal to the difference. Applied’s reporting units are consistent with the reportable segments identified in Note 15, Industry Segment Operations, which are based on the manner in which Applied operates its business and the nature of those operations. Applied determines the fair value of each of its reporting units based on a weighting of income and market approaches.
The evaluation of goodwill for impairment requires the exercise of significant judgment. In the event of future changes in business conditions, Applied will be required to reassess and update its forecasts and estimates used in future impairment analyses. If the results of these analyses are lower than current estimates, a material impairment charge may result at that time.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

A summary of Applied's purchased technology and intangible assets is set forth below:

	January 27, 2013	October 28, 2012

	(In millions)
Purchased technology, net	$903	$945
Intangible assets - finite-lived, net	257	268
Intangible assets - indefinite-lived	142	142
Total	$1,302	$1,355
Details of goodwill and other indefinite-lived intangible assets were as follows as of January 27, 2013 and October 28, 2012:

	Goodwill	Other Intangible Assets	Total

	(In millions)
Silicon Systems Group	$2,151	$142	$2,293
Applied Global Services	1,027	—	1,027
Display	116	—	116
Energy and Environmental Solutions	224	—	224
Carrying amount	$3,518	$142	$3,660
Other intangible assets that are not subject to amortization consist primarily of in-process technology, which will be subject to amortization upon commercialization. The fair value assigned to in-process technology was determined using the income approach based on estimates and judgments regarding risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. If an in-process technology project is abandoned, the acquired technology attributable to the project will be written off.
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
Intangible assets, such as purchased technology, are generally recorded in connection with a business acquisition. The value assigned to intangible assets is usually based on estimates and judgments regarding expectations for the success and life cycle of products and technology acquired. Applied evaluates the useful lives of its intangible assets each reporting period to determine whether events and circumstances require revising the remaining period of amortization. In addition, Applied reviews intangible assets for impairment when events or changes in circumstances indicate their carrying value may not be recoverable. Management considers such indicators as significant differences in actual product acceptance from the estimates, changes in the competitive and economic environments, technological advances, and changes in cost structure.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Details of finite-lived intangible assets were as follows:

	January 27, 2013			October 28, 2012
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Silicon Systems Group	$1,300	$252	$1,552	$1,300	$252	$1,552
Applied Global Services	28	44	72	28	44	72
Display	110	33	143	110	33	143
Energy and Environmental Solutions	105	232	337	105	232	337
Gross carrying amount	$1,543	$561	$2,104	$1,543	$561	$2,104
Accumulated amortization:
Silicon Systems Group	$(449)	$(42)	$(491)	$(411)	$(36)	$(447)
Applied Global Services	(22)	(40)	(62)	(22)	(39)	(61)
Display	(107)	(28)	(135)	(106)	(27)	(133)
Energy and Environmental Solutions	(62)	(194)	(256)	(59)	(191)	(250)
Accumulated amortization	$(640)	$(304)	$(944)	$(598)	$(293)	$(891)
Carrying amount	$903	$257	$1,160	$945	$268	$1,213
Details of amortization expense by segment for the three months ended January 27, 2013 and January 29, 2012 were as follows:

	Three Months Ended
	January 27, 2013	January 29, 2012

	(In millions)
Silicon Systems Group	$44	$48
Applied Global Services	1	5
Display	2	2
Energy and Environmental Solutions	6	6
Total	$53	$61
For the three months ended January 27, 2013 and January 29, 2012, amortization expense was charged to the following categories:

	Three Months Ended
	January 27, 2013	January 29, 2012

	(In millions)
Cost of products sold	$43	$52
Selling, general and administrative	10	9
Total	$53	$61

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

As of January 27, 2013, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2013	160
2014	198
2015	184
2016	175
2017	174
Thereafter	269
Total	$1,160

Note 9	Borrowing Facilities and Long-Term Debt
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in May 2016. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at January 27, 2013. Remaining credit facilities in the amount of approximately $91 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both January 27, 2013 and October 28, 2012 and Applied has not utilized these credit facilities.
Long-term debt outstanding as of January 27, 2013 and October 28, 2012 was as follows:

	Principal Amount	Effective Interest Rate	Interest Pay Dates
	(In millions)
2.650% Senior Notes Due 2016	$400	2.666%	June 15, December 15
7.125% Senior Notes Due 2017	200	7.190%	April 15, October 15
4.300% Senior Notes Due 2021	750	4.326%	June 15, December 15
5.850% Senior Notes Due 2041	600	5.879%	June 15, December 15
	1,950
Total unamortized discount	(4)
Total long-term debt	$1,946

Applied has debt agreements that contain financial and other covenants. These covenants require Applied to maintain certain minimum financial ratios. At January 27, 2013, Applied was in compliance with all such covenants.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 10	Restructuring Charges and Asset Impairments

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
The following table summarizes major components of the restructuring and asset impairment charges during the three months ended January 27, 2013:

January 27, 2013

(In millions)
2012 Global Restructuring Plan
Severance and other employee-related costs, net[1]	$4
2012 EES Restructuring Plan
Asset impairments	3
Others
Severance and other employee-related costs	2
$9
__________________
1 Consisted primarily of share-based compensation expense which was recorded in additional paid-in capital.

Restructuring and asset impairment charges were recorded as follows:

January 27, 2013

(In millions)
Silicon Systems Group	$1
Applied Global Services	1
Energy and Environmental Solutions	3
Corporate Unallocated	4
Total	$9

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

In connection with the 2012 Global Restructuring Plan, Applied expects to incur aggregate pre-tax restructuring charges comprised of severance and other termination benefits in the range of $120 million to $160 million (including costs incurred to date of $110 million discussed below), which is below the original estimate of $180 million to $230 million. The change in the estimate is primarily due to lower relative participation in the voluntary retirement program and a reduced estimate of the final cost of benefits. Applied began recording these restructuring charges in the fourth quarter of fiscal 2012 and expects that the remainder will be recorded during fiscal 2013. The change in the range of estimated pre-tax restructuring costs of this plan did not have an effect on the restructuring charges recognized to date.
During the first quarter of fiscal 2013, Applied recognized $4 million of employee-related costs in connection with the 2012 Global Restructuring Plan, which was primarily related to share-based compensation expense for accelerated vesting of certain stock awards as part of the voluntary retirement program. These costs were not allocated to the segments. As of January 27, 2013, severance and other termination benefits of $110 million have been incurred since the inception of this plan.
2012 EES Restructuring Plan
On May 10, 2012, Applied announced a plan (the 2012 EES Restructuring Plan) to restructure its Energy and Environmental Solutions segment in light of challenging industry conditions affecting the solar photovoltaic and light-emitting diode (LED) equipment markets. As of January 27, 2013, as part of this plan, Applied was in the process of relocating certain manufacturing, business operations and customer support functions of its precision wafering systems business and had ceased LED development activities. This plan also impacted certain LED support activities in the Applied Global Services segment. The total estimated pre-tax cost of implementing this plan is expected to be in the range of approximately $70 million to $100 million, which will be incurred over a period of 12 to 18 months beginning in the third quarter of fiscal 2012, and reported primarily in the Energy and Environmental Solutions segment. This estimate consists of: (i) up to $30 million in fixed asset impairment charges; (ii) up to $15 million of inventory-related charges; (iii) up to $15 million in charges arising from lease terminations and other obligations, and (iv) up to $40 million in severance and other employee-related costs. The 2012 EES Restructuring Plan impacted up to approximately 250 positions globally. During the first quarter of fiscal 2013, Applied recognized $3 million of asset impairment charges in connection with this plan, which were reported in the Energy and Environmental Solutions segment. As of January 27, 2013, total costs incurred in implementing this plan totaled $64 million, of which $13 million were inventory-related charges.
Integration of Varian Semiconductor Associates, Inc. (Varian)
During the first quarter of fiscal 2013, Applied recognized $2 million of severance and other employee-related costs in connection with the integration of Varian, which were reported in the Silicon Systems Group and Applied Global Services segments. As of January 27, 2013, the remaining severance accrual associated with restructuring reserves under this program was $3 million.

Restructuring Reserves
Changes in restructuring reserves during the three months ended January 27, 2013 were as follows:

	2012 Global Restructuring Plan	2012 EES Restructuring Plan		Others
	Severance and Other Employee-Related Costs	Severance and Other Employee-Related Costs	Contract Cancellation and Other Costs	Severance and Other Employee-Related Costs	Contract Cancellation and Other Costs	Total

	(In millions)
Balance, October 28, 2012	$106	$16	$1	$5	$5	$133
Provision for restructuring reserves	—	—	—	2	—	2
Consumption of reserves	(52)	(6)	—	(4)	—	(62)
Balance, January 27, 2013	$54	10	1	$3	$5	$73

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 11	Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	January 27, 2013	October 28, 2012

	(In millions)
Unrealized gain on investments, net	$16	$16
Unrealized gain on derivative instruments qualifying as cash flow hedges	6	1
Pension liability	(93)	(90)
Cumulative translation adjustments	9	12
	$(62)	$(61)
Stock Repurchase Program

On March 5, 2012, Applied's Board of Directors approved a stock repurchase program authorizing up to $3.0 billion in repurchases over the next three years ending in March 2015. Under this authorization, Applied purchases shares of its common stock under a systematic stock repurchase program and may also make supplemental stock repurchases from time to time, depending on market conditions, stock price and other factors. At January 27, 2013, $1.8 billion remained available for future stock repurchases under this repurchase program.
The following table summarizes Applied’s stock repurchases for the periods indicated:

	Three Months Ended
	January 27, 2013	January 29, 2012

	(In millions, except per share amounts)
Shares of common stock repurchased	4	18
Cost of stock repurchased	$48	$200
Average price paid per share	$11.15	$10.95
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
Dividends
In December 2012, Applied's Board of Directors declared a quarterly cash dividend in the amount of $0.09 per share that will be paid on March 13, 2013 to stockholders of record as of February 20, 2013. Dividends declared during the three months ended January 27, 2013 and January 29, 2012 were $108 million and $103 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Share-Based Compensation
Applied has a stockholder-approved equity plan, the Employee Stock Incentive Plan, which permits grants to employees of share-based awards, including stock options, restricted stock, restricted stock units, performance shares and performance units. In addition, the plan provides for the automatic grant of restricted stock units to non-employee directors and permits the grant of share-based awards to non-employee directors and consultants. Share-based awards made beginning in March 2012 under the plan may be subject to accelerated vesting under certain circumstances in the event of a change in control of Applied. Applied also has two Employee Stock Purchase Plans, one generally for United States employees and a second for employees of international subsidiaries (collectively, ESPP), which enable eligible employees to purchase Applied common stock.
During the three months ended January 27, 2013 and January 29, 2012, Applied recognized share-based compensation expense related to stock options, ESPP shares, restricted stock, restricted stock units, performance shares and performance units. Total share-based compensation and related tax benefits were as follows:

	Three Months Ended
	January 27, 2013	January 29, 2012

	(In millions)
Share-based compensation	$42	$53
Tax benefit recognized	$12	$15
The effect of share-based compensation on the results of operations for the three months ended January 27, 2013 and January 29, 2012 was as follows:

	Three Months Ended
	January 27, 2013	January 29, 2012

Cost of products sold	$12	$13
Research, development, and engineering	12	13
Selling, general and administrative	13	27
Restructuring charge	5	—
Total	$42	$53
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
At January 27, 2013, Applied had $340 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.8 years. At January 27, 2013, there were 182 million shares available for grants of share-based awards under the Employee Stock Incentive Plan, and an additional 47 million shares available for issuance under the ESPP.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Stock Options
Applied grants options to purchase, at future dates, shares of its common stock to employees and consultants. The exercise price of each stock option equals the fair market value of Applied common stock on the date of grant. Options typically vest over three to four years, subject to the grantee’s continued service with Applied through the scheduled vesting date, and expire no later than seven years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Applied employee stock options have characteristics significantly different from those of publicly traded options. There were no stock options granted during the three months ended January 27, 2013 and January 29, 2012. As part of the acquisition of Varian in the first quarter of fiscal 2012, stock options to purchase 5 million shares of Applied common stock were assumed.

Stock option activity for the three months ended January 27, 2013 was as follows:

	Shares	Weighted Average Exercise Price

	(In millions, except per share amounts)
Outstanding at October 28, 2012	21	$10.53
Granted	—	$—
Exercised	(2)	$8.18
Canceled and forfeited	(4)	$18.41
Outstanding at January 27, 2013	15	$9.17
Exercisable at January 27, 2013	15	$9.26

Restricted Stock Units, Restricted Stock, Performance Shares and Performance Units
Restricted stock units are converted into shares of Applied common stock upon vesting on a one-for-one basis. Restricted stock has the same rights as other issued and outstanding shares of Applied common stock except these shares generally have no right to dividends and are held in escrow until the award vests. Performance shares and performance units are awards that result in a payment to a grantee in shares of Applied common stock on a one-for-one basis if performance goals and/or other vesting criteria established by the Human Resources and Compensation Committee of Applied's Board of Directors (the Committee) are achieved or the awards otherwise vest. Restricted stock units, restricted stock, performance shares and performance units typically vest over four years and vesting is usually subject to the grantee’s continued service with Applied and, in some cases, achievement of specified performance goals. The compensation expense related to the service-based awards is determined using the fair market value of Applied common stock on the date of the grant, and the compensation expense is recognized over the vesting period.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Restricted stock, performance shares and performance units granted to certain executive officers are also subject to the achievement of specified performance goals (performance-based awards). These performance-based awards become eligible to vest only if performance goals are achieved and then actually will vest only if the grantee remains employed by Applied through each applicable vesting date. The fair value of these performance-based awards is estimated on the date of grant and assumes that the specified performance goals will be achieved. If the goals are achieved, these awards vest over a specified remaining service period of generally three or four years, provided that the grantee remain employed by Applied through each scheduled vesting date. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the service period and is reduced for estimated forfeitures.
For performance-based awards granted during fiscal 2011 and 2010, the performance goals require (i) the achievement of targeted adjusted annual operating profit margin levels compared to Applied’s peer companies in at least one of the four fiscal years beginning with the fiscal year of the grant, and (ii) that Applied’s annual adjusted operating profit margin is positive in such year. Performance-based awards that do not become eligible to vest in a particular year may become eligible to vest in subsequent years up until the fourth fiscal year after grant, after which they are forfeited if the required performance goals have not been achieved.

In fiscal 2013 and fiscal 2012, the Committee granted performance-based awards that require the achievement of positive and relative adjusted operating profit margin goals in a manner generally similar to the previously granted performance-based awards. For the fiscal 2013 and fiscal 2012 awards, additional shares become eligible for time-based vesting if Applied achieves certain levels of total shareholder return (TSR) relative to a peer group comprised of companies in the Standard & Poor's 500 Information Technology Index measured at the end of a two-year period.

A summary of the performance-based awards approved by the Committee is presented below:

	Number of Performance-Based Awards Granted
Fiscal Year Granted	Performance Shares/Performance Units	Shares of Restricted Stock	Percent Earned as of January 27, 2013*
	(in millions)
2013	3	—	0%
2012	3	1	0%
2011	2	0.1	100%
2010	2	0.1	82%
___________________
* subject to additional time-based vesting requirements

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

A summary of the changes in restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans during the three months ended January 27, 2013 is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term

	(In millions, except per share amounts)
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 28, 2012	36	$11.53	2.6 Years
Granted	16	$10.07
Vested	(7)	$11.45
Canceled	(2)	$11.34
Non-vested restricted stock units, restricted stock, performance shares and performance units at January 27, 2013	43	$11.00	3.0 Years
At January 27, 2013, 3 million additional performance-based awards could be earned upon certain levels of achievement of Applied's TSR relative to a peer group at a future date.
Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. No shares were issued during the three months ended January 27, 2013 and January 29, 2012. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

Note 12    Employee Benefit Plans
Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries, and a plan that provides certain medical and vision benefits to eligible retirees. A summary of the components of net periodic benefit costs of these defined and postretirement benefit plans for the three months ended January 27, 2013 and January 29, 2012 is presented below:

	Three Months Ended
	January 27, 2013	January 29, 2012
	(In millions)
Service cost	$5	$4
Interest cost	4	4
Expected return on plan assets	(3)	(3)
Amortization of actuarial loss	2	—
Net periodic benefit cost	$8	$5

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 13    Income Taxes
Applied’s effective income tax rate for the first quarter of fiscal 2013 was a benefit of 88.9 percent compared to a provision of 26.4 percent for the first quarter of fiscal 2012. The change in the rate for the first quarter of fiscal 2013 from the comparable period in the prior year was primarily due to an $11 million benefit arising from the resolution of prior uncertainties related to Varian and a $10 million benefit resulting from reinstatement of the U.S. federal research and development tax credit, retroactive to January 1, 2012. The tax rates were also affected by changes in composition of income in jurisdictions outside the U.S. with tax incentives. Applied’s future effective income tax rate depends on various factors, such as tax legislation and the geographic composition of Applied’s pre-tax income. Management carefully monitors these factors and timely adjusts the interim effective income tax rate accordingly.
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

Note 14	Warranty, Guarantees and Contingencies
Warranty
Changes in the warranty reserves during the three months ended January 27, 2013 and January 29, 2012 were as follows:

	Three Months Ended
	January 27, 2013	January 29, 2012

	(In millions)
Beginning balance	$119	$168
Provisions for warranty	24	30
Consumption of reserves	(34)	(37)
Ending balance	$109	$161

Applied products are generally sold with a warranty for a 12-month period following installation. The provision for the estimated cost of warranty is recorded when revenue is recognized. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product, configuration and geographic region. Quarterly warranty consumption is generally associated with sales that occurred during the preceding four quarters, and quarterly warranty provisions are generally related to the current quarter’s sales.
Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 27, 2013, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $45 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of January 27, 2013, Applied Materials Inc. has provided parent guarantees to banks for approximately $102 million to cover these arrangements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Legal Matters
Jusung
Applied has been engaged in several lawsuits and patent and administrative proceedings with Jusung Engineering Co., Ltd. and/or Jusung Pacific Co., Ltd. (Jusung) in Asia since 2003 involving technology used in manufacturing liquid crystal displays (LCDs). Applied believes that it has meritorious claims and defenses against Jusung that it intends to pursue vigorously.
In 2004, Applied filed a complaint for patent infringement against Jusung in the Hsinchu District Court in Taiwan seeking damages and a permanent injunction for infringement of a patent related to chemical vapor deposition (CVD) equipment. Jusung filed a counterclaim against Applied. On December 31, 2010, the Hsinchu District Court dismissed both actions, and appeals by both parties remain pending at the Taiwan Intellectual Property Court. Jusung unsuccessfully sought invalidation of Applied's CVD patent in the Taiwanese Intellectual Property Office (TIPO). In September 2010, the Taipei Supreme Administrative Court dismissed Jusung's appeal of the TIPO's decision. A second action filed by Jusung with the TIPO in 2009 seeking invalidation of Applied's CVD patent remains pending.
Korea Criminal Proceedings
In 2010, the Seoul Eastern District Court began hearings on indictments brought by the Seoul Prosecutor's Office for the Eastern District of Korea (the Prosecutor's Office) alleging that employees of several companies improperly received and used confidential information belonging to Samsung Electronics Co., Ltd. (Samsung), a major Applied customer based in Korea. The individuals charged included the former head of Applied Materials Korea (AMK), who at the time of the indictment was a vice president of Applied Materials, Inc., and certain other AMK employees. Neither Applied nor any of its subsidiaries was named as a party to the proceedings. Hearings on these matters concluded in November 2012 and the Court issued its decision on February 7, 2013. As part of the ruling, nine AMK employees (including the former head of AMK) were acquitted of all charges, while one AMK employee was found guilty on some of the charges and received a suspended jail sentence. The Prosecutor's Office has filed notices of appeal.

Other Matters
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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 15	Industry Segment Operations
Applied’s four reportable segments are: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. As defined under the accounting literature, Applied’s chief operating decision-maker are both the Chief Executive Officer and the President, who review operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of January 27, 2013 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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

The Energy and Environmental Solutions segment includes products for fabricating crystalline-silicon (c-Si) solar photovoltaic cells and modules, as well as high throughput roll-to-roll coating (web) systems for flexible electronics and other applications.
With the acquisition of Varian, Applied acquired ion implantation technology for c-Si solar cell manufacturing, which was recorded under the Silicon Systems Group segment in fiscal 2012. In fiscal 2013, Applied began marketing the solar implant products commercially through its Energy and Environmental Solutions segment. Accordingly, effective in the first quarter of fiscal 2013, Applied accounts for its solar implant products under the Energy and Environmental Solutions segment. The effect of the solar implant products was not material to the operations of either the Silicon Systems Group and Energy or Environmental Solutions segments.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales and operating income (loss) for each reportable segment for the three months ended January 27, 2013 and January 29, 2012 were as follows:

	Net Sales	Operating Income (Loss)

	(In millions)
Three months ended January 27, 2013:
Silicon Systems Group	$969	$134
Applied Global Services	471	89
Display	87	3
Energy and Environmental Solutions	46	(54)
Total Segment	$1,573	$172
Three months ended January 29, 2012:
Silicon Systems Group	$1,344	$271
Applied Global Services	534	107
Display	104	5
Energy and Environmental Solutions	207	(23)
Total Segment	$2,189	$360

Operating results for the three months ended January 27, 2013 included restructuring charges and asset impairments as discussed in detail in Note 10, Restructuring Charges and Asset Impairments.

Reconciliations of total segment operating results to Applied consolidated totals for the three months ended January 27, 2013 and January 29, 2012 were as follows:

	Three Months Ended
	January 27, 2013	January 29, 2012

Total segment operating income	$172	$360
Corporate and unallocated costs	(129)	(181)
Restructuring charges and asset impairments	(4)	—
Income from operations	$39	$179
Corporate and unallocated costs for the three months ended January 29, 2012 included deal costs and other acquisition-related costs related to the Varian acquisition of $36 million.

The following companies accounted for at least 10 percent of Applied’s net sales for the three months ended January 27, 2013, which were for products in multiple reportable segments.

Percentage of Net Sales
Taiwan Semiconductor Manufacturing Company Limited	30%
Samsung Electronics Co., Ltd.	16%
Intel Corporation	10%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis is provided in addition to the accompanying consolidated condensed financial statements and notes to assist in understanding Applied's results of operations and financial condition. Financial information as of January 27, 2013 should be read in conjunction with the financial statements for the fiscal year ended October 28, 2012 contained in the Company's Form 10-K filed December 5, 2012.
All statements in this report and those made by the management of Applied, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include those regarding Applied’s future financial or operating results, cash flows and cash deployment strategies, declaration of dividends, share repurchases, nature and impact of restructuring activities, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, research and development, acquisitions and joint ventures, growth opportunities, customers, working capital, liquidity, investment portfolio and policies, and legal proceedings and claims, as well as industry trends and outlooks. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential” and “continue,” the negative of these terms, or other comparable terminology. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Any expectations based on forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part II, Item 1A, “Risk Factors” below and elsewhere in this report. Other risks and uncertainties may be disclosed in Applied’s prior Securities and Exchange Commission (SEC) filings. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Applied undertakes no obligation to revise or update any forward-looking statements.

Overview
Applied provides manufacturing equipment, services and software to the global semiconductor, flat panel display, solar photovoltaic (PV) and related industries. Applied’s customers include manufacturers of semiconductor wafers and chips, flat panel liquid crystal displays (LCDs), solar PV cells and modules, and other electronic devices. These customers may use what they manufacture in their own end products or sell the items to other companies for use in advanced electronic components. Applied operates in four reportable segments: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. A summary of financial information for each reportable segment is found in Note 15 of Notes to Consolidated Condensed Financial Statements. A discussion of factors that could affect Applied’s operations is set forth under “Risk Factors” in Item 1A, which is incorporated herein by reference. Product development and manufacturing activities occur primarily in United States, Europe, Israel and Asia. Applied’s broad range of equipment and service products are highly technical and are sold primarily through a direct sales force.
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

The following table presents certain significant measurements for the periods indicated:

	Three Months Ended			Change
	January 27, 2013	October 28, 2012	January 29, 2012	Q1 2013 over Q4 2012	Q1 2013 over Q1 2012

	(In millions, except per share amounts and percentages)
New orders	$2,113	$1,465	$2,008	$648	$105
Net sales	$1,573	$1,646	$2,189	$(73)	$(616)
Gross margin	$582	$586	$786	$(4)	$(204)
Gross margin percent	37.0%	35.6%	35.9%	1.4 points	1.1 points
Operating income	$39	$(499)	$179	$538	$(140)
Operating margin percent	2.5%	(30.3)%	8.2%	32.8 points	(5.7) points
Net income	$34	$(515)	$117	$549	$(83)
Earnings per diluted share	$0.03	$(0.42)	$0.09	$0.45	$(0.06)
Non-GAAP Adjusted Results
Non-GAAP adjusted gross margin	$626	$632	$890	$(6)	$(264)
Non-GAAP adjusted gross margin percent	39.8%	38.4%	40.7%	1.4 points	(0.9) points
Non-GAAP adjusted operating income	$112	$114	$344	$(2)	$(232)
Non-GAAP adjusted operating margin percent	7.1%	6.9%	15.7%	0.2 points	(8.6) points
Non-GAAP adjusted net income	$69	$70	$240	$(1)	$(171)
Non-GAAP adjusted earnings per diluted share	$0.06	$0.06	$0.18	$—	$(0.12)

Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below. Fiscal 2013 and 2012 each contain 52 weeks, and the first quarter of both fiscal years each contained 13 weeks.
The first quarter of fiscal 2013 was characterized by increased orders for semiconductor equipment, which is Applied's largest business, led by foundry customers. Mobility, connectivity and cloud computing trends continued to drive semiconductor industry spending, with mobility as the largest influence. Mobility also continued to represent a major portion of display industry spending. While demand for LCD TV manufacturing capacity has begun to show signs of improvement, customers remain conservative with investment plans largely depending on the macro environment. In the solar industry, the first quarter of fiscal 2013 was characterized by continued excess manufacturing capacity and investment in fabrication equipment remained low.

Results of Operations

New Orders
New orders by reportable segment for the periods indicated were as follows:

	Three Months Ended						Change
	January 27, 2013		October 28, 2012		January 29, 2012		Q1 2013 over Q4 2012	Q1 2013 over Q1 2012

	(In millions, except percentages)
Silicon Systems Group	$1,363	64%	$741	51%	$1,418	70%	84%	(4)%
Applied Global Services	544	26%	576	39%	517	26%	(6)%	5%
Display	138	7%	83	6%	40	2%	66%	245%
Energy and Environmental Solutions	68	3%	65	4%	33	2%	5%	106%
Total	$2,113	100%	$1,465	100%	$2,008	100%	44%	5%
New orders for the first quarter of fiscal 2013 increased compared to the prior quarter, with substantially all of the increase attributable to higher demand for semiconductor equipment, led by foundry customers. Demand for LCD TV equipment during the first quarter of fiscal 2013 also contributed to the increase in new orders. The Silicon Systems Group's proportion of total new orders relative to other segments also increased compared to the prior quarter.
New orders for the first quarter of fiscal 2013 slightly increased compared to the first quarter of fiscal 2012, as a result of demand from Display and Energy and Environmental Solutions customers improving from the low level of orders for the same period in the prior year.
New orders by geographic region, determined by the product shipment destination specified by the customer, were as follows:

	Three Months Ended						Change
	January 27, 2013		October 28, 2012		January 29, 2012		Q1 2013 over Q4 2012	Q1 2013 over Q1 2012

	(In millions, except percentages)
Taiwan	$906	43%	$390	27%	$367	18%	132%	147%
China	238	11%	102	7%	82	4%	133%	190%
Korea	198	9%	115	8%	666	33%	72%	(70)%
Japan	181	9%	184	12%	167	8%	(2)%	8%
Southeast Asia	65	3%	74	5%	50	3%	(12)%	30%
Asia Pacific	1,588	75%	865	59%	1,332	66%	84%	19%
United States	391	19%	435	30%	467	23%	(10)%	(16)%
Europe	134	6%	165	11%	209	11%	(19)%	(36)%
Total	$2,113	100%	$1,465	100%	$2,008	100%	44%	5%
The increase in new orders from customers in Taiwan, China and Korea in the first quarter of fiscal 2013 compared to the prior quarter primarily reflected higher demand for semiconductor equipment from foundry and memory customers, as well as increased demand for LCD TV equipment.
The increase in new orders from customers in China in the first quarter of fiscal 2013 compared to the same period in the prior year was primarily due to improved demand for display equipment, while changes in orders from customers in Taiwan, Korea, United States and Europe were primarily attributable to changes in customer mix.

Changes in backlog during the three months ended January 27, 2013 were as follows:

January 27, 2013
(In millions)
Beginning balance	$1,606
New orders	2,113
Net sales	(1,573)
Net adjustments (customer cancellations)	(40)
Ending balance	$2,106
Backlog consists of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; and (2) contractual service revenue and maintenance fees to be earned within the next 12 months. Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods, due to the potential for customer changes in delivery schedules or cancellation of orders. Approximately 75 percent of the backlog as of the end of the first quarter of fiscal 2013 is anticipated to be shipped within the next two quarters of fiscal 2013.
Backlog by reportable segment as of the most recent three fiscal quarters was as follows:

	January 27, 2013		October 28, 2012		July 29, 2012		Q1 2013 over Q4 2012	Q1 2013 over Q3 2012

	(In millions, except percentages)
Silicon Systems Group	$1,076	51%	$705	44%	$853	47%	53%	26%
Applied Global Services	633	30%	580	36%	641	35%	9%	(1)%
Display	246	12%	206	13%	216	12%	19%	14%
Energy and Environmental Solutions	151	7%	115	7%	111	6%	31%	36%
Total	$2,106	100%	$1,606	100%	$1,821	100%	31%	16%
Backlog increased across all segments in the first quarter of fiscal 2013 from the prior quarter, the majority of which was due to demand for semiconductor equipment. In the first quarter of fiscal 2013, approximately 71 percent of net sales in the Silicon Systems Group, Applied’s largest business segment, were for orders received and shipped within the quarter, up from 53 percent in the fourth quarter of fiscal 2012.
Net Sales
Net sales by reportable segment for the periods indicated were as follows:

	Three Months Ended						Change
	January 27, 2013		October 28, 2012		January 29, 2012		Q1 2013 over Q4 2012	Q1 2013 over Q1 2012

	(In millions, except percentages)
Silicon Systems Group	$969	62%	$870	53%	$1,344	61%	11%	(28)%
Applied Global Services	471	30%	621	38%	534	24%	(24)%	(12)%
Display	87	5%	93	5%	104	5%	(6)%	(16)%
Energy and Environmental Solutions	46	3%	62	4%	207	10%	(26)%	(78)%
Total	$1,573	100%	$1,646	100%	$2,189	100%	(4)%	(28)%

For the first quarter of fiscal 2013 compared to the prior quarter, net sales decreased due to lower investments in c-Si solar and LCD TV equipment by solar and display customers, partially offset by increased investments in semiconductor equipment from foundry customers. In addition, net sales for the fourth quarter of fiscal 2012 included $85 million in sales for a thin film solar production line. The Silicon Systems Group's relative share of total net sales increased compared to the prior quarter and remains the largest contributor of net sales.
For the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012, net sales decreased across all segments due to lower investments in semiconductor equipment, spares and services, and LCD TV and c-Si equipment. The Silicon Systems Group and Applied Global Services comprised more than 80 percent of Applied's total net sales for all periods presented.
Net sales by geographic region, determined by the location of customers' facilities to which products were shipped, were as follows:

	Three Months Ended						Change
	January 27, 2013		October 28, 2012		January 29, 2012		Q1 2013 over Q4 2012	Q1 2013 over Q1 2012

	(In millions, except percentages)
Taiwan	$565	36%	$457	28%	$489	22%	24%	16%
China	127	8%	192	11%	180	8%	(34)%	(29)%
Korea	205	13%	127	8%	628	29%	61%	(67)%
Japan	98	6%	129	8%	217	10%	(24)%	(55)%
Southeast Asia	58	4%	97	6%	79	4%	(40)%	(27)%
Asia Pacific	1,053	67%	1,002	61%	1,593	73%	5%	(34)%
United States	401	25%	373	23%	417	19%	8%	(4)%
Europe	119	8%	271	16%	179	8%	(56)%	(34)%
Total	$1,573	100%	$1,646	100%	$2,189	100%	(4)%	(28)%
Gross Margin
Gross margins for the periods indicated were as follows:

	Three Months Ended			Change
	January 27, 2013	October 28, 2012	January 29, 2012	Q1 2013 over Q4 2012	Q1 2013 over Q1 2012

	(In millions, except percentages)
Gross margin	$582	$586	$786	$(4)	$(204)
Gross margin (% of net sales)	37.0%	35.6%	35.9%	1.4 points	1.1 points
Non-GAAP Adjusted Results
Non-GAAP adjusted gross margin	$626	$632	$890	$(6)	$(264)
Non-GAAP adjusted gross margin percent	39.8%	38.4%	40.7%	1.4 points	(0.9) points
Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below.
Gross margin and non-GAAP adjusted gross margin increased in the first quarter of fiscal 2013 from the prior quarter due primarily to a higher mix of semiconductor equipment revenue and lower inventory charges. The gross margin and non-GAAP adjusted gross margin during the fourth quarter of fiscal 2012 benefited from the sale of a thin film solar production line, for which inventory had been fully reserved prior to fiscal 2012. Gross margin in the first quarter of fiscal 2013 also increased as compared to the first quarter of fiscal 2012, primarily due to inventory fair value and other purchase accounting adjustments associated with the acquisition of Varian during the first quarter of fiscal 2012. Non-GAAP adjusted gross margin in the first quarter of fiscal 2013 slightly decreased compared to the same period in the prior year reflecting lower net sales. Gross margin and non-GAAP adjusted gross margin during the three months ended January 27, 2013, October 28, 2012 and January 29, 2012 included $12 million, $14 million and $13 million, of share-based compensation expense, respectively.

Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended			Change
	January 27, 2013	October 28, 2012	January 29, 2012	Q1 2013 over Q4 2012	Q1 2013 over Q1 2012

	(In millions)
Research, development and engineering	$304	$303	$304	$1	$—

Applied’s future operating results depend to a considerable extent on its ability to maintain a competitive advantage in the equipment and service products it provides. Applied believes that it is critical to continue to make substantial investments in RD&E to assure the availability of innovative technology that meets the current and projected requirements of its customers’ most advanced designs. Applied historically has maintained its commitment to investing in RD&E in order to continue to offer new products and technologies. RD&E remained essentially flat in the first quarter of fiscal 2013 compared to the prior quarter and the same period in the prior year as the Company continues to focus on priority R&D projects. As a result of the Company's actions, including workforce reductions and reprioritization of existing spending, Applied expects to increase funding for investments in technical capabilities and critical R&D programs in current and new markets. Development cycles range from 12 to 36 months depending on whether the product is an enhancement of an existing product, which typically has a shorter development cycle, or a new product, which typically has a longer development cycle. Most of Applied’s existing products resulted from internal development activities and innovations involving new technologies, materials and processes. In certain instances, Applied acquires technologies, either in existing or new product areas, to complement its existing technology capabilities and to reduce time to market. RD&E expense during the three months ended January 27, 2013, October 28, 2012 and January 29, 2012 included $12 million, $14 million and $13 million of share-based compensation expense, respectively.
Selling, General and Administrative
Selling, general and administrative (SG&A) expenses for the periods indicated were as follows:

	Three Months Ended			Change
	January 27, 2013	October 28, 2012	January 29, 2012	Q1 2013 over Q4 2012	Q1 2013 over Q1 2012

	(In millions)
Selling, general and administrative	$230	$237	$303	$(7)	$(73)
SG&A expenses for the first quarter of fiscal 2013 decreased slightly from the prior quarter due to additional savings from temporary shutdowns, a favorable adjustment to the allowance for doubtful accounts, and lower share-based compensation due to workforce reductions as part of the previously announced restructuring plans, while SG&A expenses for the fourth quarter of fiscal 2012 included a favorable variable compensation adjustment and a provision for doubtful accounts. The decrease in SG&A expenses for the first quarter of fiscal 2013 compared to the same period in fiscal 2012 was primarily attributable to the absence of $23 million of deal costs and $19 million of share-based compensation for accelerated vesting of certain awards associated with the acquisition of Varian. SG&A expenses during the three months ended January 27, 2013, October 28, 2012 and January 29, 2012 included $13 million, $16 million and $27 million of share-based compensation, respectively.

Restructuring and Asset Impairments
Restructuring and asset impairment expenses for the periods indicated were as follows:

	Three Months Ended			Change
	January 27, 2013	October 28, 2012	January 29, 2012	Q1 2013 over Q4 2012	Q1 2013 over Q1 2012

	(In millions)
Restructuring and asset impairments, net	$9	$124	$—	$(115)	$9
On October 3, 2012, Applied announced a restructuring plan (the 2012 Global Restructuring Plan) to realign its global workforce and enhance its ability to invest for growth. Under this plan, Applied implemented a voluntary retirement program and other workforce reduction actions that are expected to affect approximately 900 to 1,300 positions, or 6 percent to 9 percent of its global workforce. Applied expects to incur aggregate pre-tax restructuring charges comprised of severance and other termination benefits in the range of $120 million to $160 million (including costs incurred to date of $110 million discussed below), which is below the original estimate of $180 million to $230 million. The change in the estimate is primarily due to lower relative participation in the voluntary retirement program and a reduced estimate of the final cost of benefits. The change in the range of estimated pre-tax restructuring costs of this plan did not have an effect on the restructuring charges recognized to date. The Company expects annual savings and headcount reductions to be within the ranges originally provided.
During the first quarter of fiscal 2013, Applied recognized $4 million of employee-related costs in connection with the 2012 Global Restructuring Plan due primarily to accelerated vesting of certain stock awards as part of the voluntary retirement program. These costs were not allocated to the segments. During the fourth quarter of fiscal 2012, severance and other termination benefits of $106 million was recognized related to this plan. As of January 27, 2013, severance and other termination benefits of $110 million have been incurred since the inception of this plan.
On May 10, 2012, Applied announced a plan (the 2012 EES Restructuring Plan) to restructure its Energy and Environmental Solutions segment in light of challenging industry conditions affecting the solar photovoltaic and light-emitting diode (LED) equipment markets. As of January 27, 2013, as part of the 2012 EES Restructuring Plan, Applied was in the process of relocating certain manufacturing, business operations and customer support functions of its precision wafering systems business, and had ceased LED development activities. During the first quarter of fiscal 2013, Applied incurred asset impairment charges of $3 million related to this plan. During the fourth quarter of fiscal 2012, restructuring and asset impairment charges of $12 million were recognized related to this plan. As of January 27, 2013, total costs incurred in implementing this plan totaled $64 million, of which $13 million were inventory-related charges.
Also, during the first quarter of fiscal 2013 and prior quarter, Applied incurred severance costs of $2 million and $6 million, respectively, associated with the integration of Varian.
For further details, see Note 10 of Notes to Consolidated Condensed Financial Statements.

Interest and Other Expenses
Interest and other expenses for the periods indicated were as follows:

	Three Months Ended			Change
	January 27, 2013	October 28, 2012	January 29, 2012	Q1 2013 over Q4 2012	Q1 2013 over Q1 2012

	(In millions)
Interest and other expense	$24	$24	$24	$—	$—
Interest and other expense remained flat in the first quarter of fiscal 2013 compared to the prior quarter and to the first quarter of fiscal 2012. Interest expenses incurred were primarily associated with the senior unsecured notes issued in June 2011.
Interest and Other Income, net
Interest and other income, net for the periods indicated was as follows:

	Three Months Ended			Change
	January 27, 2013	October 28, 2012	January 29, 2012	Q1 2013 over Q4 2012	Q1 2013 over Q1 2012

	(In millions)
Interest and other income, net	$3	$5	$4	$(2)	$(1)

The decrease in interest and other income in the first quarter of fiscal 2013 compared to the prior quarter and to the comparable period in fiscal 2012 was due to lower cash and investment balances as a result of increased cash requirements for severance and variable compensation programs during the first quarter of fiscal 2013.
Income Taxes
Income tax expenses for the periods indicated were as follows:

	Three Months Ended			Change
	January 27, 2013	October 28, 2012	January 29, 2012	Q1 2013 over Q4 2012	Q1 2013 over Q1 2012

	(In millions, except percentages)
Provision (benefit) for income taxes	$(16)	$(17)	$42	$1	$(58)
Effective income tax rate	(88.9)%	3.2%	26.4%	(92.1) points	(115.3) points
The effective income tax rate for the first quarter of fiscal 2013 was a benefit of 88.9 percent, which included an $11 million benefit resulting from the resolution of prior uncertainties related to Varian and a $10 million benefit resulting from reinstatement of U.S. federal research and development tax credit, retroactive to January 1, 2012. The effective income tax rate for the fourth quarter of fiscal 2012 was a benefit of 3.2 percent, reflecting the exclusion of the effects of goodwill impairment charges, which are not deductible for tax purposes. The tax rates for the periods presented were also affected by changes in composition of income in jurisdictions outside the U.S. with tax incentives. Applied’s effective income tax rate depends on various factors, such as tax legislation and the geographic composition of Applied’s pre-tax income.

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
Silicon Systems Group Segment
The Silicon Systems Group segment includes semiconductor capital equipment for deposition, etch, ion implantation, rapid thermal processing, chemical mechanical planarization, metrology and inspection, and wafer packaging. Development efforts are focused on solving customers' key technical challenges in transistor, patterning, interconnect and packaging performance as devices scale to advanced technology nodes. The mobility trend remains the largest influence on industry spending, as it drives device manufacturers to deliver high-performance, low-power processors and affordable solid-state storage in a small form factor.
The competitive environment for the Silicon Systems Group in the first quarter of fiscal 2013 reflected continued investment in the semiconductor industry driven by capacity demand for mobile computing. Foundry customers led capacity additions for advanced technology nodes and were the primary drivers for net sales of the Silicon Systems Group. Investment by DRAM customers remained low in the period due to lack of profitability and oversupply conditions in the DRAM memory market.
With the acquisition of Varian, Applied acquired ion implantation technology for c-Si solar cell manufacturing which was recorded under the Silicon Systems Group segment in fiscal 2012. In fiscal 2013, Applied began marketing the solar implant products commercially through its Energy and Environmental Solutions segment. Accordingly, effective in the first quarter of fiscal 2013, Applied accounts for its solar implant products under the Energy and Environmental Solutions segment. The effect of the solar implant products was not material to the operations of either the Silicon Systems Group or Energy and Environmental Solutions segments.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	January 27, 2013	October 28, 2012	January 29, 2012	Q1 2013 over Q4 2012		Q1 2013 over Q1 2012

	(In millions, except percentages and ratios)
New orders	$1,363	$741	$1,418	$622	84%	$(55)	(4)%
Net sales	969	870	1,344	99	11%	(375)	(28)%
Book to bill ratio	1.4	0.9	1.1
Operating income	134	41	271	93	227%	(137)	(51)%
Operating margin	13.8%	4.7%	20.2%		9.1 points		(6.4) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$180	$95	$386	85	89%	(206)	(53)%
Non-GAAP adjusted operating margin percent	18.6%	10.9%	28.7%		7.7 points		(10.1) points

Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below.

New orders for the Silicon Systems Group by end use application for the three months ended January 27, 2013, October 28, 2012 and January 29, 2012 were as follows:

	Three Months Ended
	January 27, 2013	October 28, 2012	January 29, 2012
Foundry	73%	47%	57%
Memory	15%	13%	29%
Logic and other	12%	40%	14%
	100%	100%	100%
New orders for the first quarter of fiscal 2013 increased compared to the prior quarter primarily due to increased demand from foundry and memory customers, partially offset by lower demand from logic customers. Net sales for the first quarter of fiscal 2013 increased compared to the prior quarter primarily due to increased investments from foundry customers, partially offset by lower investments from memory customers. Approximately 71 percent of net sales in the first quarter of fiscal 2013 were for orders received and shipped within the quarter. Operating income and non-GAAP adjusted operating income also increased in the first quarter of fiscal 2013 compared to the prior quarter, reflecting an increase in net sales, lower inventory charges and changes in product mix. Three customers accounted for approximately 75 percent of this segment's total new orders and net sales for the first quarter of fiscal 2013.
New orders for the first quarter of fiscal 2013 decreased compared to the same period in fiscal 2012 mainly due to lower demand from memory customers, partially offset by increased demand from foundry customers. Net sales during the current quarter decreased compared to the same period in fiscal 2012 due mostly to decreased sales to memory customers. Operating income and non-GAAP adjusted operating income decreased in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012, reflecting a decrease in net sales and an unfavorable product mix.
The following regions accounted for at least 30 percent of total net sales for the Silicon Systems Group segment for one or more of the periods indicated:

	Three Months Ended						Change
	January 27, 2013		October 28, 2012		January 29, 2012		Q1 2013 over Q4 2012	Q1 2013 over Q1 2012

	(In millions, except percentages)
Taiwan	$462	48%	$316	36%	$275	20%	46%	68%
Korea	$116	12%	$49	6%	$552	41%	137%	(79)%

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
Industry conditions that affected Applied Global Services' sales of spares and services during the first quarter of fiscal 2013 were principally lower semiconductor manufacturers' wafer starts as well as utilization rates.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	January 27, 2013	October 28, 2012	January 29, 2012	Q1 2013 over Q4 2012		Q1 2013 over Q1 2012

	(In millions, except percentages and ratios)
New orders	$544	$576	$517	$(32)	(6)%	$27	5%
Net sales	471	621	534	(150)	(24)%	(63)	(12)%
Book to bill ratio	1.2	0.9	1.0
Operating income	89	164	107	(75)	(46)%	(18)	(17)%
Operating margin	18.9%	26.4%	20.0%		(7.5) points		(1.1) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	91	171	113	(80)	(47)%	(22)	(19)%
Non-GAAP adjusted operating margin percent	19.3%	27.5%	21.2%		(8.2) points		(1.9) points

Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below.
New orders for the first quarter of fiscal 2013 decreased compared to the prior quarter primarily due to decreased demand in 200mm systems and semiconductor spares, partially offset by an increase in orders for services. The decrease in net sales, operating income and non-GAAP adjusted operating income for the first quarter of fiscal 2013 from the prior quarter was mostly due to the $85 million in sales for a thin film solar production line included in the fourth quarter of fiscal 2012, for which inventory had been fully reserved prior to fiscal 2012. Operating income for the first quarter of fiscal 2013 and fourth quarter of fiscal 2012 included restructuring and asset impairment charges of $1 million and $4 million, respectively, associated with the 2012 EES Restructuring Plan and the integration of Varian.
New orders for the first quarter of fiscal 2013 increased compared to the same period in fiscal 2012 mainly attributable to increased demand for semiconductor services. Net sales for the first quarter of fiscal 2013 decreased compared to the same period in fiscal 2012 primarily due to lower sales of 200mm systems, semiconductor spares and services. Operating income and non-GAAP adjusted operating income decreased in the first quarter of fiscal 2013, reflecting the decrease in net sales.
There was no individual region that accounted for at least 30 percent of total net sales for the Applied Global Services segment for any of the periods presented.

Display Segment
The Display segment encompasses products for manufacturing LCDs, OLEDs, and other display technologies for TVs, personal computers (PCs), tablets, smart phones, and other consumer-oriented devices. The segment is focused on expanding market share by differentiation with larger-scale manufacturing equipment for TVs, entry into new markets such as the low-temperature polysilicon (LTPS), metal oxide, and touch panel sectors, and development of products that enable cost reductions through productivity and uniformity. Historically, display industry growth has depended primarily on consumer demand for increasingly larger and more advanced LCD TVs, for which demand has slowed significantly. More recently, mobility-related markets have represented the majority of this segment's orders and net sales.
The market environment for Applied's Display segment in the first quarter of fiscal 2013 was characterized by continued demand for touch screen and high-end mobile devices. Capacity requirements for LCD TVs have begun to show signs of improvement, however customers remain conservative with investment plans.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	January 27, 2013	October 28, 2012	January 29, 2012	Q1 2013 over Q4 2012		Q1 2013 over Q1 2012

	(In millions, except percentages and ratios)
New orders	$138	$83	$40	$55	66%	$98	245%
Net sales	87	93	104	(6)	(6)%	(17)	(16)%
Book to bill ratio	1.6	0.9	0.4
Operating income	3	3	5	—	—%	(2)	(40)%
Operating margin	3.4%	3.2%	4.8%		0.2 points		(1.4) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$5	$4	$7	1	25%	(2)	(29)%
Non-GAAP adjusted operating margin percent	5.7%	4.3%	6.7%		1.4 points		(1.0) points

Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below.
New orders for the first quarter of fiscal 2013 increased compared to the prior quarter primarily due to increased demand for LCD TV equipment and continued demand for touch panel and LTPS systems. Net sales slightly decreased for the first quarter of fiscal 2013 compared to the prior quarter, with mobility-related products representing more than 80 percent of net sales. Display remained profitable and operating income remained flat during the first quarter of fiscal 2013 despite a low level of net sales. Operating income and non-GAAP adjusted operating income were primarily affected by changes in product mix. Two customers accounted for 99 percent of net sales for the Display segment in the first quarter of fiscal 2013.
New orders for the first quarter of fiscal 2013 increased compared to the same period in the prior year primarily due to increased demand for LCD TV equipment and increased demand for touch panel and LTPS systems. Net sales, operating income and non-GAAP adjusted operating income for the first quarter of fiscal 2013 decreased compared to the same period in fiscal 2012 primarily due to lower investments in LCD TV equipment, as the display industry was affected by the down cycle in fiscal 2012.

The following regions accounted for at least 30 percent of total net sales for the Display segment for one or more of the periods indicated:

	Three Months Ended						Change
	January 27, 2013		October 28, 2012		January 29, 2012		Q1 2013 over Q4 2012	Q1 2013 over Q1 2012

	(In millions, except percentages)
Taiwan	$—	—%	$34	37%	$45	43%	(100)%	(100)%
Korea	$43	49%	$15	16%	$20	19%	187%	115%
China	$44	51%	$55	59%	$18	17%	(20)%	144%
Energy and Environmental Solutions Segment
The Energy and Environmental Solutions segment includes products for fabricating c-Si solar PVs, as well as high throughput roll-to-roll coating (web) systems for flexible electronics and other applications. This business is focused on delivering solutions to generate and conserve energy, with an emphasis on lowering the cost to produce solar power by providing equipment to enhance manufacturing scale and efficiency. While end-demand for solar PVs has been robust over the last several years, investment levels in capital equipment have experienced considerable volatility. Current global solar PV production capacity exceeds anticipated near-term demand, which has caused solar PV manufacturers to significantly reduce or delay investments in manufacturing capacity and new technology, or in some instances, to cease operations.
The solar PV industry environment in the first quarter of fiscal 2013 was characterized by continued excess manufacturing capacity despite continued growth in end-market demand.  As a result, solar cell and wafering customers are deferring purchases of new capacity to preserve capital.
With the acquisition of Varian, Applied acquired ion implantation technology for c-Si solar cell manufacturing which was recorded under the Silicon Systems Group segment in fiscal 2012. In fiscal 2013, Applied began marketing the solar implant products commercially through its Energy and Environmental Solutions segment. Accordingly, effective in the first quarter of fiscal 2013, Applied accounts for its solar implant products under the Energy and Environmental Solutions segment. The effect of the solar implant products was not material to the operations of either the Silicon Systems Group or Energy and Environmental Solutions segments.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	January 27, 2013	October 28, 2012	January 29, 2012	Q1 2013 over Q4 2012		Q1 2013 over Q1 2012

	(In millions, except percentages and ratios)
New orders	$68	$65	$33	$3	5%	$35	106%
Net sales	46	62	207	(16)	(26)%	(161)	(78)%
Book to bill ratio	1.5	1.0	0.2
Operating loss	(54)	(480)	(23)	426	89%	(31)	135%
Operating margin	(117.4)%	(774.2)%	(11.1)%		656.8 points		(106.3) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	(44)	(46)	(17)	2	4%	(27)	159%
Non-GAAP adjusted operating margin percent	(95.7)%	(74.2)%	(8.2)%		(21.5) points		(87.5) points

Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below.

Financial performance during the first quarter of fiscal 2013 continued to reflect the excess manufacturing capacity in the solar industry. More than 70 percent of new orders during the first quarter of fiscal 2013 and the fourth quarter of fiscal 2012 related to roll-to-roll deposition equipment. During the fourth quarter of fiscal 2012, Applied recorded a $421 million goodwill impairment charge, which resulted in a lower operating loss in the first quarter of fiscal 2013 compared to the prior quarter. Non-GAAP adjusted operating loss decreased slightly on lower net sales due primarily to lower inventory charges and change in product mix. Three customers accounted for 40 percent of net sales for the Energy and Environmental Solutions segment in the first quarter of fiscal 2013. Operating income for the first quarter of fiscal 2013 and fourth quarter of fiscal 2012 included restructuring and asset impairment charges of $3 million and $6 million, respectively, associated with the 2012 EES Restructuring Plan.
New orders increased for the first quarter of fiscal 2013 compared to the low level of orders in the same period in fiscal 2012 primarily due to increased demand for roll-to-roll deposition equipment. Net sales, operating income and non-GAAP adjusted operating income for the first quarter of fiscal 2013 decreased compared to the same period in fiscal 2012 primarily due to continued excess manufacturing capacity in the solar industry.
The following region accounted for at least 30 percent of total net sales for the Energy and Environmental Solutions segment for one or more of the past three fiscal years:

	Three Months Ended						Change
	January 27, 2013		October 28, 2012		January 29, 2012		Q1 2013 over Q4 2012	Q1 2013 over Q1 2012

	(In millions, except percentages)
Taiwan	$7	15%	$3	5%	$92	44%	133%	(92)%
China	$15	33%	$39	63%	$85	41%	(62)%	(82)%

Financial Condition, Liquidity and Capital Resources
Applied's cash, cash equivalents and investments consist of the following:

	January 27, 2013	October 28, 2012

	(In millions)
Cash and cash equivalents	$1,523	$1,392
Short-term investments	230	545
Long-term investments	1,062	1,055
Total cash, cash-equivalents and investments	$2,815	$2,992
Applied’s cash, cash equivalents and investments decreased to $2.8 billion at January 27, 2013 from $3.0 billion at October 28, 2012. A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Three Months Ended
	January 27, 2013	January 29, 2012

	(In millions)
Cash provided by operating activities	$16	$181
Cash provided by (used in) investing activities	$253	$(4,157)
Cash used in financing activities	$(138)	$(302)
The primary sources of cash from operating activities for the three months ended January 27, 2013 were net income, as adjusted to exclude the effect of non-cash charges including depreciation, amortization, share-based compensation, restructuring and asset impairments, deferred income taxes and changes in components of operating assets and liabilities. During the first quarter of fiscal 2013, Applied used cash for its existing restructuring plans and variable compensation programs. Applied did not utilize programs to discount letters of credit issued by customers during the three months ended January 27, 2013 and January 29, 2012. Discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. There was no factoring of accounts receivable or discounting of promissory notes during the three months ended January 27, 2013. Applied factored accounts receivable and discounted promissory notes of $70 million during the three months ended January 29, 2012. Applied’s working capital was $2.8 billion both at January 27, 2013 and at October 28, 2012.
Days sales, inventory and payable outstanding at the end of each of the periods indicated are:

	January 27, 2013	October 28, 2012	January 29, 2012

Days sales outstanding	64	67	66
Days inventory outstanding	117	109	115
Days payable outstanding	39	34	31
Days sales outstanding varies due to the timing of shipments and the payment terms. Days sales outstanding decreased in the first quarter of fiscal 2013 compared to the prior quarter primarily due to better collection performance. Days inventory outstanding and days payable outstanding increased in the first quarter of fiscal 2013 compared to the prior quarter due to higher inventory and accounts payable balances, reflecting increased new orders and consequently higher inventory purchases that also increased accounts payable balances. Days inventory outstanding and days payable outstanding were also affected by lower sales during the quarter and consequently, lower cost of products sold.
Applied generated $253 million of cash from investing activities during the three months ended January 27, 2013. Proceeds from sales and maturities of investments, net of purchases of investments, totaled $302 million and capital expenditures were $49 million during the three months ended January 27, 2013. During the three months ended January 29, 2012, Applied used $4.2 billion in investing activities, primarily due to the acquisition of Varian.

Applied used cash for financing activities in the amount of $138 million during the three months ended January 27, 2013, consisting primarily of $108 million in payment of cash dividends to stockholders and $48 million in repurchases of common stock, offset by proceeds from stock issuances related to equity compensation awards of $18 million.
In December 2012, Applied's Board of Directors declared a quarterly cash dividend in the amount of $0.09 per share that will be paid on March 13, 2013 to stockholders of record as of February 20, 2013. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in May 2016. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at January 27, 2013. Remaining credit facilities in the amount of approximately $91 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both January 27, 2013 and October 28, 2012 and Applied has not utilized these credit facilities.
Applied has debt agreements that contain financial and other covenants. These covenants require Applied to maintain certain minimum financial ratios. At January 27, 2013, Applied was in compliance with all such covenants. See Note 9 of Notes to Consolidated Condensed Financial Statements for additional discussion of long-term debt.
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 27, 2013, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $45 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of January 27, 2013, Applied Materials, Inc. has provided parent guarantees to banks for approximately $102 million to cover these arrangements.
Applied’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, municipal bonds, corporate bonds and mortgage-backed and asset-backed securities, as well as equity securities. Applied regularly monitors the credit risk in its investment portfolio and takes appropriate measures, which may include the sale of certain securities, to manage such risks prudently in accordance with its investment policies. During the three months ended January 27, 2013, Applied did not recognize any impairment of its marketable securities. At January 27, 2013, gross unrealized losses due to a decrease in the fair value of certain fixed income securities were not material.
During the three months ended January 27, 2013, Applied recorded a favorable adjustment of $5 million to the allowance for doubtful accounts as a result of improvements in general risk exposure. While Applied believes that its allowance for doubtful accounts at January 27, 2013 is adequate, it will continue to closely monitor customer liquidity and economic conditions.
As of January 27, 2013, approximately $1.2 billion of cash, cash equivalents, and marketable securities held by foreign subsidiaries may be subject to U.S. taxes if repatriated for U.S. operations. Of this amount, Applied intends to permanently reinvest approximately $0.9 billion of these funds outside of the U.S. and does not plan to repatriate these funds. For the remaining cash, cash equivalents and marketable securities held by foreign subsidiaries, U.S. taxes have been provided for in the financial statements.
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

Critical Accounting Policies and Estimates
The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K and Note 1 of Notes to Consolidated Condensed Financial Statements in this report describe the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies.
A critical accounting policy is defined as one that is both material to the presentation of Applied's consolidated financial statements and that requires management to make difficult, subjective or complex judgments that could have a material effect on Applied's financial condition or results of operations. Specifically, these policies have the following attributes: (1) Applied is required to make assumptions about matters that are highly uncertain at the time of the estimate; and (2) different estimates Applied could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on Applied's financial condition or results of operations.
Estimates and assumptions about future events and their effects cannot be determined with certainty. Applied bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as Applied's operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties include those discussed in Part II, Item 1A, “Risk Factors.” Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that Applied's consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America, and provide a meaningful presentation of Applied's financial condition and results of operations.
Management believes that the following are critical accounting policies and estimates:
Revenue Recognition
Applied recognizes revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; sales price is fixed or determinable; and collectability is probable. Each sale arrangement may contain commercial terms that differ from other arrangements. In addition, Applied frequently enters into contracts that contain multiple deliverables. Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria of revenue recognition have been met in order for revenue recognition to occur in the appropriate accounting period. While changes in the allocation of the estimated sales price between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could have a material effect on Applied's financial condition and results of operations.
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

Allowance for Doubtful Accounts
Applied maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. This allowance is based on historical experience, credit evaluations, specific customer collection history and any customer-specific issues Applied has identified. Changes in circumstances, such as an unexpected material adverse change in a major customer's ability to meet its financial obligation to Applied or its payment trends, may require Applied to further adjust its estimates of the recoverability of amounts due to Applied, which could have a material adverse effect on Applied's business, financial condition and results of operations.
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
Goodwill and Intangible Assets
Applied reviews goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also annually reviews goodwill and intangibles with indefinite lives for impairment. Intangible assets, such as purchased technology, are generally recorded in connection with a business acquisition. The value assigned to intangible assets is usually based on estimates and judgments regarding expectations for the success and life cycle of products and technology acquired. If actual product acceptance differs significantly from the estimates, Applied may be required to record an impairment charge to reduce the carrying value of the reporting unit to its realizable value. The fair value of a reporting unit is estimated using both the income approach and the market approach taking into account such factors as future anticipated operating results and estimated cost of capital. Management uses significant judgment when assessing goodwill for potential impairment, especially in emerging markets. A severe decline in market value could result in an unexpected impairment charge for impaired goodwill, which could have a material adverse effect on Applied's business, financial condition and results of operations.
Income Taxes
The effective tax rate is highly dependent upon the geographic composition of worldwide earnings, tax regulations governing each region, non-tax deductible expenses incurred in connection with acquisitions and availability of tax credits. Management carefully monitors the changes in many factors and adjusts the effective income tax rate as required. If actual results differ from these estimates, Applied could be required to record a valuation allowance on deferred tax assets or adjust its effective income tax rate, which could have a material adverse effect on Applied's business, financial condition and results of operations.
Applied accounts for income taxes by recognizing deferred tax assets and liabilities using statutory tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities, net operating losses and tax credit carryforwards. Deferred tax assets are also reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. Management has determined that it is more likely than not that Applied's future taxable income will be sufficient to realize its deferred tax assets, net of existing valuation allowance.
The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with Applied's expectations could have a material impact on Applied's results of operations and financial condition.

Non-GAAP Adjusted Results
Management uses non-GAAP adjusted results to evaluate operating and financial performance in light of business objectives and for planning purposes. Applied believes these measures enhance investors’ ability to review the Company’s business from the same perspective as management and facilitate comparisons of this period’s results with prior periods. The non-GAAP adjusted results presented below exclude the impact of the following, where applicable: certain discrete tax items; restructuring charges and any associated adjustments; certain acquisition-related costs; impairments of assets, goodwill, or investments; and/or gain or loss on sale of facilities. These non-GAAP adjusted measures are not in accordance with GAAP and may differ from non-GAAP methods of accounting and reporting used by other companies. The presentation of this additional information should not be considered a substitute for results prepared in accordance with GAAP.

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results for the three months ended January 27, 2013, October 28, 2012 and January 29, 2012:
APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended
(In millions, except percentages)	January 27, 2013	October 28, 2012	January 29, 2012

Non-GAAP Adjusted Gross Margin
Reported gross margin (GAAP basis)	$582	$586	$786
Certain items associated with acquisitions[1]	43	46	104
Acquisition integration and deal costs	1	—	—
Non-GAAP adjusted gross margin	$626	$632	$890
Non-GAAP adjusted gross margin percent (% of net sales)	39.8%	38.4%	40.7%
Non-GAAP Adjusted Operating Income
Reported operating income (loss) (GAAP basis)	$39	$(499)	$179
Certain items associated with acquisitions[1]	54	55	115
Acquisition integration and deal costs	10	13	50
Impairment of goodwill	—	421	—
Restructuring charges and asset impairments[2,3]	9	124	—
Non-GAAP adjusted operating income	$112	$114	$344
Non-GAAP adjusted operating margin percent (% of net sales)	7.1%	6.9%	15.7%
Non-GAAP Adjusted Net Income
Reported net income (loss) (GAAP basis)	$34	$(515)	$117
Certain items associated with acquisitions[1]	54	55	115
Acquisition integration and deal costs	10	13	50
Impairment of goodwill	—	421	—
Restructuring charges and asset impairments[2,3]	9	124	—
Impairment of strategic investments	—	14	—
Reinstatement of federal R&D tax credit	(10)	—	—
Resolution of prior uncertainties and audits of prior years’ income tax filings	(11)	(5)	—
Income tax effect of non-GAAP adjustments	(17)	(37)	(42)
Non-GAAP adjusted net income	$69	$70	$240

1	These items are incremental charges attributable to acquisitions, consisting of inventory fair value adjustments on products sold, and amortization of purchased intangible assets.

2
Results for the three months ended January 27, 2013 included $4 million of employee-related costs, net, related to the restructuring program announced on October 3, 2012, asset impairment charges of $3 million related to the restructuring program announced on May 10, 2012 and severance charges of $2 million related to the integration of Varian.

3
Results for the three months ended October 28, 2012 included severance and other employee-related costs of $106 million related to the restructuring program announced on October 3, 2012, restructuring and asset impairment charges of $12 million related to the restructuring program announced on May 10, 2012, and severance charges of $6 million related to the integration of Varian.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended
(In millions, except per share amounts)	January 27, 2013	October 28, 2012	January 29, 2012

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings (loss) per diluted share (GAAP basis)	$0.03	$(0.42)	$0.09
Certain items associated with acquisitions	0.03	0.04	0.07
Acquisition integration and deal costs	0.01	0.01	0.02
Impairment of goodwill	—	0.34	—
Restructuring charges and asset impairments	0.01	0.08	—
Impairment of strategic investments	—	0.01	—
Reinstatement of federal R&D tax credit and resolution of prior uncertainties and audits of prior years’ income tax filings	(0.02)	—	—
Non-GAAP adjusted earnings per diluted share	$0.06	$0.06	$0.18
Weighted average number of diluted shares	1,212	1,234	1,310

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results for the three months ended January 27, 2013, October 28, 2012 and January 29, 2012:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended
(In millions, except percentages)	January 27, 2013	October 28, 2012	January 29, 2012

Non-GAAP SSG Adjusted Operating Income
Reported operating income (GAAP basis)	$134	$41	$271
Certain items associated with acquisitions[1]	44	45	101
Acquisition integration and deal costs	1	6	14
Restructuring charges and asset impairments[2,3]	1	3	—
Non-GAAP adjusted operating income	$180	$95	$386
Non-GAAP adjusted operating margin percent (% of net sales)	18.6%	10.9%	28.7%
Non-GAAP AGS Adjusted Operating Income
Reported operating income (GAAP basis)	$89	$164	$107
Certain items associated with acquisitions[1]	1	3	6
Restructuring charges and asset impairments[2,3]	1	4	—
Non-GAAP adjusted operating income	$91	$171	$113
Non-GAAP adjusted operating margin percent (% of net sales)	19.3%	27.5%	21.2%
Non-GAAP Display Adjusted Operating Income
Reported operating income (GAAP basis)	$3	$3	$5
Certain items associated with acquisitions[1]	2	1	2
Non-GAAP adjusted operating income	$5	$4	$7
Non-GAAP adjusted operating margin percent (% of net sales)	5.7%	4.3%	6.7%
Non-GAAP EES Adjusted Operating Income
Reported operating loss (GAAP basis)	$(54)	$(480)	$(23)
Certain items associated with acquisitions[1]	7	7	6
Impairment of goodwill	—	421	—
Restructuring charges and asset impairments[2,3]	3	6	—
Non-GAAP adjusted operating loss	$(44)	$(46)	$(17)
Non-GAAP adjusted operating margin percent (% of net sales)	(95.7)%	(74.2)%	(8.2)%

1	These items are incremental charges attributable to acquisitions, consisting of inventory fair value adjustments on products sold, and amortization of purchased intangible assets.

2
Results for the three months ended January 27, 2013 included asset impairment charges of $3 million related to the restructuring program announced on May 10, 2012 and severance charges of $2 million related to the integration of Varian.

3
Results for the three months ended October 28, 2012 included restructuring and asset impairment charges of $7 million related to the restructuring program announced on May 10, 2012, and severance charges of $6 million related to the integration of Varian.

Note: The reconciliation of GAAP and non-GAAP adjusted segment results above does not include certain operating expenses that are managed separately at the corporate level and certain expenses that are not absorbed by the segments, which are reported within corporate and unallocated costs and included in consolidated operating income.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $1.2 billion at January 27, 2013. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at January 27, 2013, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $23 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. At January 27, 2013, the carrying amount of debt issued by Applied was $1.9 billion with an estimated fair value of $2.2 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s debt issuances of approximately $208 million at January 27, 2013.
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

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, management of Applied conducted an evaluation, under the supervision and with the participation of Applied’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Applied’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, Applied’s Chief Executive Officer and Chief Financial Officer concluded that Applied’s disclosure controls and procedures were effective as of the end of the period covered by this report in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Applied in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the first quarter of fiscal 2013, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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

Item 1A:	Risk Factors
The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Part I, Item 1A of Applied’s 2012 Form 10-K. These factors could materially and adversely affect Applied’s business, financial condition or results of operations and cause reputational harm, and they should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this report.
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
Uncertain global economic conditions and low or negative growth in China, Europe, and the United States, along with difficulties in the financial markets, national debt and fiscal concerns in various regions, and government austerity measures, are posing challenges to the industries in which Applied operates. The markets for semiconductors and flat panel displays in particular depend largely on consumer spending, while the solar market depends in part on government incentives and the availability of financing for PV installations. Economic uncertainty and related factors exacerbate negative trends in business and consumer spending and may cause certain Applied customers to push out, cancel, or refrain from placing orders for equipment or services, which may in turn reduce Applied's net sales, reduce backlog, and affect Applied’s ability to convert backlog to sales. Uncertain market conditions, difficulties in obtaining capital, or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, which can also result in lower sales and/or additional inventory or bad debt expense for Applied. These conditions may similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for Applied’s products or added costs. In addition, these conditions may lead to strategic alliances by, or consolidation of, other equipment manufacturers, which could adversely affect Applied’s ability to compete effectively.
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
The global semiconductor, flat panel display, solar and related industries in which Applied operates are characterized by ongoing changes affecting some or all of these industries, including:

•
the nature, timing and degree of visibility of changes in end demand for electronic products, including those related to fluctuations in consumer buying patterns tied to seasonality or the introduction of new products, and the effects of these changes on customers’ businesses and, in turn, on demand for Applied’s products;

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
The largest proportion of Applied’s consolidated net sales and profitability has been and continues to be derived from sales of manufacturing equipment by the Silicon Systems Group to the global semiconductor industry. In addition, a majority of the revenues of Applied Global Services is from sales of service products to semiconductor manufacturers. The semiconductor industry is characterized by ongoing changes particular to this industry, including:

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

•
challenges in generating organic growth given semiconductor manufacturers’ levels of capital expenditures and the allocation of capital investment to market segments that Applied does not serve, such as lithography, or segments where Applied's products have lower relative market share;

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

•	competitive factors that make it difficult to enhance market share, including challenges in securing development-tool-of-record (DTOR) and production-tool-of-record (PTOR) positions with customers;

•	shifts in sourcing strategies by computer and electronics companies that impact the equipment requirements of Applied's foundry customers;

•	the concentration of new wafer starts in Korea, where Applied’s service penetration and service-revenue-per-wafer-start have been lower than in other regions; and

•
the increasing fragmentation of semiconductor markets, leading certain markets to become too small to support the cost of a new fabrication plant, while others require less technologically advanced products.

Applied must accurately forecast, and allocate appropriate resources and investment towards addressing, key technology changes and inflections, such as the transition to 20nm devices, in order to enable opportunities for market share gains. In addition, the industry transition from 300mm to 450mm wafers presents opportunities as well as risks and uncertainties, including those related to cost, technical complexity, timing, and the resulting effect on demand for manufacturing equipment and services. Recently, several semiconductor customers have invested in another wafer fabrication equipment supplier to help fund development of 450mm and other new technologies, which may influence the timing of technology transitions, funding allocations or other matters.
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

•	the varying levels of operating and industry experience among solar PV manufacturers and the resulting differences in the nature and extent of customer support services requested from Applied;

•	challenges associated with marketing and selling manufacturing equipment and services to a diverse and diffuse customer base;

•	the growth of market segments in which Applied does not participate, such as passivation and furnaces;

•	complexities associated with government-affiliated entities as customers, for example in China;

•	the financial condition of solar PV customers and their access to affordable financing and capital; and

•
solar panel manufacturing overcapacity, which has led to weak industry operating performance and outlooks, deterioration of the solar equipment market, and a worsening of the financial condition of certain customers.

Applied is exposed to risks as a result of ongoing changes specific to the flat panel display industry.
The global flat panel display industry historically has experienced considerable volatility in capital equipment investment levels, due in part to the limited number of LCD manufacturers, the concentrated nature of LCD end-use applications, excess production capacity relative to end-use demand, and panel manufacturer profitability. Industry growth has depended primarily on consumer demand for increasingly larger and more advanced LCD TVs, which demand has slowed significantly, and more recently on demand for smartphones and other mobile devices, which demand is highly sensitive to cost and improvements in technologies and features.The display industry is characterized by ongoing changes particular to this industry, including:

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

•
the importance of new types of display technologies, such as low temperature polysilicon (LTPS), organic light-emitting diode (OLED) and metal oxide, and new touch panel films, such as anti-reflective and anti-fingerprint; and

•	uncertainty with respect to future LCD technology end-use applications and growth drivers.
Applied must continually innovate, commercialize its products, and adapt its business and product offerings to respond to competition and rapid technological changes.
As Applied operates in a highly competitive environment in which innovation is critical, its future success depends on many factors, including the effective commercialization and customer acceptance of its equipment, services and related products. In addition, Applied must successfully execute its growth strategy, including enhancing market share in existing markets, expanding into related markets, cultivating new markets and exceeding industry growth rates, while constantly improving its operational performance. The development, introduction and support of a broadening set of products in more collaborative, geographically diverse, open and varied competitive environments have grown more complex and expensive over time. Furthermore, new or improved products may entail higher costs and reduced profits. Applied’s performance may be adversely affected if it does not timely, cost-effectively and successfully:

•	identify and address technology inflections, market changes, new applications, customer requirements and end-use demand;

•
develop new products (including disruptive technologies), improve and/or develop new applications for existing products, and adapt similar products for use by customers in different applications and/or markets with varying technical requirements;

•	differentiate its products from those of competitors and any disruptive technologies, meet customers’ performance specifications, appropriately price products, and achieve market acceptance;

•	maintain operating flexibility to enable different responses to different markets, customers and applications;

•	enhance its worldwide operations across all business segments to reduce cycle time, enable continuous quality improvement, reduce costs, and enhance design for manufacturability and serviceability;

•	focus on product development and sales and marketing strategies that address customers' high value problems and foster strong customer relationships;

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
Applied’s semiconductor customer base historically has been, and is becoming even more, highly concentrated as a result of economic and industry conditions. In the first quarter of fiscal 2013, three semiconductor manufacturers accounted for 75 percent of Silicon Systems Group net sales as well as 56 percent of Applied’s consolidated net sales. Applied’s display customer base is also highly concentrated, while concentration within Applied’s solar customer base varies depending on the product line but is increasing due to challenging industry conditions. Applied’s customer base is also geographically-concentrated. In the first quarter of fiscal 2013, customers in Taiwan accounted for 48 percent of net sales for the Silicon Systems Group segment; customers in Korea and China accounted for essentially all of the net sales for the Display segment; and customers in China accounted for 33 percent of net sales for the Energy and Environmental Solutions segment.
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
In the first quarter of fiscal 2013, approximately 75 percent of Applied’s net sales were to customers in regions outside the United States. Moreover, China now represents the largest market for various electronic products, such as TVs, PCs, and smartphones. Certain of Applied’s R&D and manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in Singapore, Taiwan, China, Korea, Israel, Germany, Italy and Switzerland. Applied is also expanding its business and operations in new countries. The global nature of Applied’s business and operations, combined with the need to continually improve the Company’s operating cost structure, presents challenges, including but not limited to those arising from:

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

•
natural disasters or other events beyond Applied's control (such as earthquakes, floods or storms, regional economic downturns, pandemics, social unrest, political instability, terrorism, or acts of war), particularly where it conducts manufacturing.

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
Applied’s success, competitiveness and ability to execute on its global strategies and maintain a culture of innovation depend in large part on its ability to attract, retain and motivate key employees, especially in critical positions. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, management changes, Applied’s organizational structure, hiring practices of competitors and other companies, cost reduction activities (including workforce reductions and unpaid shutdowns), availability of career development opportunities, the ability to obtain necessary authorizations for workers to provide services outside their home countries, and the effectiveness of Applied’s compensation and benefit programs, including its share-based programs. Restructuring programs present particular challenges to the extent they involve the departure of knowledgeable and experienced employees and the resulting need to identify and train existing or new workers to perform necessary functions, which may result in unexpected costs, reduced productivity, and/or difficulties with respect to internal processes and controls.

Applied is exposed to risks associated with acquisitions and strategic investments.
Applied has made, and in the future intends to make, acquisitions of or investments in companies, technologies or products in existing, related or new markets for Applied. In November 2011, Applied completed its acquisition of Varian Semiconductor Equipment Associates, Inc. (Varian), which was the Company’s largest acquisition to date. Acquisitions involve numerous risks that vary depending on the scale and nature of the acquisition, including but not limited to:

•	diversion of management’s attention from other operational matters;

•	inability to complete acquisitions as anticipated or at all;

•	the failure of acquired businesses to meet or exceed expected returns;

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

Applied is exposed to various risks related to protection and enforcement of intellectual property rights and cybersecurity threats.
Applied’s success depends in significant part on the protection of its intellectual property and other rights. Infringement of Applied’s rights by a third party, such as the unauthorized manufacture or sale of equipment or spare parts, could result in uncompensated lost market and revenue opportunities for Applied. Policing any unauthorized use of intellectual property is difficult and costly and Applied cannot be certain that the measures the Company has implemented will prevent misuse. Applied’s intellectual property rights may not provide significant competitive advantages if they are circumvented, invalidated, rendered obsolete by the rapid pace of technological change, or if Applied does not adequately protect or assert these rights or obtain necessary licenses on commercially reasonable terms. Furthermore, the laws and practices of other countries, including China, India, Taiwan and Korea, permit the protection and enforcement of Applied’s rights to varying extents, which may not be sufficient to adequately protect Applied’s rights. In addition, changes in intellectual property laws or their interpretation, such as recent changes in U.S. patent laws, may impact Applied's ability to protect and assert its intellectual property rights, increase costs and uncertainties in the prosecution of patent applications and enforcement or defense of issued patents, and diminish the value of Applied's intellectual property.
Applied has experienced and expects to continue to be subject to global cybersecurity threats and incidents, ranging from employee error or misuse to individual attempts to gain unauthorized access to information systems to sophisticated and targeted measures known as advanced persistent threats. These could result in business disruption; misappropriation, corruption or loss of confidential information (Applied's and/or that of third parties) and critical data; reputational damage; litigation with third parties; diminution in the value of Applied's investment in research, development and engineering; data privacy issues; and increased cybersecurity protection and remediation costs.

Applied is exposed to various risks related to legal proceedings.
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
If Applied does not effectively develop and implement its outsourcing and relocation strategies, if required export and other governmental approvals are not timely obtained, if Applied’s third party providers do not perform as anticipated, or if there are delays or difficulties in enhancing business processes, Applied may not realize anticipated productivity improvements or cost efficiencies, and may experience operational difficulties, increased costs (including energy and transportation), manufacturing interruptions or delays, inefficiencies in the structure and/or operation of its supply chain, loss of its intellectual property rights, quality issues, reputational harm, increased product time-to-market, and/or inefficient allocation of human resources.
Applied may incur impairment charges to goodwill or long-lived assets.
Applied has a significant amount of goodwill and other acquired intangible assets related to acquisitions. Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year, and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The review compares the fair value for each of Applied’s reporting units to its associated carrying value, including goodwill. Factors that could lead to impairment of goodwill and intangible assets include adverse industry or economic trends, reduced estimates of future cash flows, declines in the market price of Applied common stock, changes in Applied’s strategies or product portfolio, and restructuring activities. Applied’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. Applied may be required to record future charges to earnings during the period in which an impairment of goodwill or amortizable intangible assets is determined to exist.
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
To better align with the international nature of its business, Applied conducts certain manufacturing, supply chain, and other operations in Asia, bringing these activities closer to customers and reducing operating costs. Applied has received authorization to use tax incentives that provide that income earned in certain countries outside the U.S. will be subject to tax holidays or reduced income tax rates. To obtain the benefit of these tax provisions, Applied must meet requirements relating to various activities. Applied’s ability to realize benefits from these provisions could be materially affected if, among other things, applicable requirements are not met, or if Applied incurs net losses for which it cannot claim a deduction.
In addition, Applied is subject to regular examination by the Internal Revenue Service and other tax authorities, and from time to time initiates amendments to previously filed tax returns. Applied regularly assesses the likelihood of favorable or unfavorable outcomes resulting from these examinations and amendments to determine the adequacy of its provision for income taxes, which requires estimates and judgments. Although Applied believes its tax estimates are reasonable, there can be no assurance that the tax authorities will agree with such estimates. Applied may have to engage in litigation to achieve the results reflected in the estimates, which may be time-consuming and expensive. There can be no assurance that Applied will be successful or that any final determination will not be materially different from the treatment reflected in Applied’s historical income tax provisions and accruals.

Applied is subject to risks of non-compliance with environmental and safety regulations.
Applied is subject to environmental and safety regulations in connection with its global business operations, including but not limited to: regulations related to the development, manufacture and use of its products; recycling and disposal of materials used in its products or in producing its products; the operation of its facilities; and the use of its real property. The failure or inability to comply with existing or future environmental and safety regulations, such as those related to climate change, could result in: (1) significant remediation liabilities; (2) the imposition of fines; (3) the suspension or termination of the development, manufacture, sale or use of certain of its products; (4) limitations on the operation of its facilities or ability to use its real property; and/or (5) a decrease in the value of its real property.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information as of January 27, 2013 with respect to the shares of common stock repurchased by Applied during the first quarter of fiscal 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*

	(In millions, except per share amounts)
Month #1
(October 29, 2012 to November 25, 2012)	0.5	$10.41	$5	0.5	$1,825
Month #2
(November 26, 2012 to December 23, 2012)	2.2	$10.95	24	2.2	$1,801
Month #3
(December 24, 2012 to January 27, 2013)	1.6	$11.62	19	1.6	$1,782
Total	4.3	$11.15	$48	4.3

*	On March 5, 2012, the Board of Directors approved a stock repurchase program authorizing up to $3.0 billion in repurchases over the next three years, ending March 2015.

Item 6.    Exhibits
Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

†	Filed herewith.

‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ GEORGE S. DAVIS
George S. Davis Executive Vice President, Chief Financial Officer (Principal Financial Officer)
February 21, 2013

By:	/s/ THOMAS S. TIMKO
Thomas S. Timko Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
February 21, 2013