Form 10-Q
period 2013-04-28
APPLIED MATERIALS INC /DE
filed 2013-05-23
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of April 28, 2013: 1,201,600,676

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 28, 2013

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
	(Unaudited)
	(In millions, except per share amounts)
Net sales	$1,973	$2,541	$3,546	$4,730
Cost of products sold	1,165	1,530	2,156	2,933
Gross margin	808	1,011	1,390	1,797
Operating expenses:
Research, development and engineering	344	321	648	625
Selling, general and administrative	244	281	474	584
Impairment of goodwill and intangible assets (Note 8)	278	—	278	—
Restructuring charges and asset impairments (Note 10)	10	—	19	—
Total operating expenses	876	602	1,419	1,209
Income (loss) from operations	(68)	409	(29)	588
Impairments of strategic investments (Notes 3 and 4)	2	3	2	3
Interest and other expenses (Note 9)	24	23	48	47
Interest and other income, net	4	4	7	8
Income (loss) before income taxes	(90)	387	(72)	546
Provision for income taxes	39	98	23	140
Net income (loss)	$(129)	$289	$(95)	$406
Earnings (loss) per share:
Basic and diluted	$(0.11)	$0.22	$(0.08)	$0.31
Weighted average number of shares:
Basic	1,203	1,289	1,200	1,294
Diluted	1,203	1,301	1,200	1,305
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
	(Unaudited)
	(In millions)
Net income (loss)	$(129)	$289	$(95)	$406
Other comprehensive income (loss), net of tax:
Change in unrealized net gain on investments	7	2	7	3
Change in unrealized net gain on derivative investments	2	—	7	—
Change in defined benefit plan liability (Note 12)	1	—	(2)	—
Change in cumulative translation adjustments	(2)	(2)	(5)	(2)
Other comprehensive income (loss), net of tax	8	—	7	1
Comprehensive income (loss)	$(121)	$289	$(88)	$407
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	April 28, 2013	October 28, 2012

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents (Notes 3 and 4)	$1,545	$1,392
Short-term investments (Notes 3 and 4)	225	545
Accounts receivable, net (Note 6)	1,275	1,220
Inventories (Note 7)	1,318	1,272
Other current assets (Note 7)	750	673
Total current assets	5,113	5,102
Long-term investments (Notes 3 and 4)	1,080	1,055
Property, plant and equipment, net (Note 7)	886	910
Goodwill (Note 8)	3,294	3,518
Purchased technology and other intangible assets, net (Note 8)	1,194	1,355
Deferred income taxes and other assets (Note 13)	128	162
Total assets	$11,695	$12,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (Note 7)	$1,462	$1,510
Customer deposits and deferred revenue (Note 7)	739	755
Total current liabilities	2,201	2,265
Long-term debt (Note 9)	1,946	1,946
Other liabilities (Note 7)	650	656
Total liabilities	4,797	4,867
Stockholders’ equity (Note 11):
Common stock	12	12
Additional paid-in capital	5,989	5,863
Retained earnings	12,378	12,700
Treasury stock	(11,427)	(11,279)
Accumulated other comprehensive loss	(54)	(61)
Total stockholders’ equity	6,898	7,235
Total liabilities and stockholders’ equity	$11,695	$12,102
Amounts as of April 28, 2013 are unaudited. Amounts as of October 28, 2012 are derived from the October 28, 2012 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount

	(Unaudited)
	(In millions)
Balance at October 28, 2012	1,197	$12	$5,863	$12,700	699	$(11,279)	$(61)	$7,235
Net loss	—	—	—	(95)	—	—	—	(95)
Other comprehensive income, net of tax	—	—	—	—	—	—	7	7
Dividends	—	—	—	(227)	—	—	—	(227)
Share-based compensation	—	—	81	—	—	—	—	81
Issuance under stock plans, net of a tax detriment of $3 and other	17	—	45	—	—	—	—	45
Common stock repurchases	(12)	—	—	—	12	(148)	—	(148)
Balance at April 28, 2013	1,202	$12	$5,989	$12,378	711	$(11,427)	$(54)	$6,898
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	April 28, 2013	April 29, 2012

	(Unaudited)
	(In millions)
Cash flows from operating activities:
Net income (loss)	$(95)	$406
Adjustments required to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	212	220
Impairment of goodwill and intangible assets	278	—
Restructuring charges and asset impairments	19	—
Deferred income taxes and other	(46)	53
Share-based compensation	81	96
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(54)	(67)
Inventories	(46)	357
Other assets	(29)	132
Accounts payable and accrued expenses	(96)	(361)
Customer deposits and deferred revenue	(16)	(55)
Other liabilities	32	3
Cash provided by operating activities	240	784
Cash flows from investing activities:
Capital expenditures	(100)	(76)
Cash paid for acquisitions, net of cash acquired	(1)	(4,186)
Proceeds from sales and maturities of investments	603	560
Purchases of investments	(310)	(714)
Cash provided by (used in) investing activities	192	(4,416)
Cash flows from financing activities:
Proceeds from common stock issuances	85	45
Common stock repurchases	(148)	(400)
Payments of dividends to stockholders	(216)	(208)
Cash used in financing activities	(279)	(563)
Effect of exchange rate changes on cash and cash equivalents	—	(4)
Increase (decrease) in cash and cash equivalents	153	(4,199)
Cash and cash equivalents — beginning of year	1,392	5,960
Cash and cash equivalents — end of year	$1,545	$1,761
Supplemental cash flow information:
Cash payments for income taxes	$154	$179
Cash refunds from income taxes	$67	$4
Cash payments for interest	$46	$48

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 28, 2012 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 28, 2012 (2012 Form 10-K). Applied’s results of operations for the three and six months ended April 28, 2013 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2013 and 2012 each contain 52 weeks, and the first half of fiscal 2013 and 2012 each contained 26 weeks.
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
Basic earnings (loss) per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, restricted stock units, and employee stock purchase plans shares) outstanding during the period. Net income (loss) has not been adjusted for any period presented for purposes of computing basic or diluted earnings (loss) per share as Applied has a non-complex capital structure.

	Three Months Ended		Six Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012

	(In millions, except per share amounts)
Numerator:
Net income (loss)	$(129)	$289	$(95)	$406
Denominator:
Weighted average common shares outstanding	1,203	1,289	1,200	1,294
Effect of dilutive stock options, restricted stock units and employee stock purchase plan shares	—	12	—	11
Denominator for diluted earnings (loss) per share	1,203	1,301	1,200	1,305
Basic and diluted earnings (loss) per share	$(0.11)	$0.22	$(0.08)	$0.31
Potentially dilutive securities	50	8	50	13

Potentially dilutive securities attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted earnings per share for the three and six months ended April 29, 2012 because the combined exercise price, average unamortized fair value and assumed tax benefits upon the exercise of options and the vesting of restricted stock units were greater than the average market price of Applied common stock, and therefore their inclusion would have been anti-dilutive. Due to the net loss for the three and six months ended April 28, 2013, all potentially dilutive securities were excluded from the calculation of diluted loss per share, as their inclusion would have been anti-dilutive.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3	Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

April 28, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$590	$—	$—	$590
Cash equivalents:
Money market funds	955	—	—	955
Total Cash equivalents	955	—	—	955
Total Cash and Cash equivalents	$1,545	$—	$—	$1,545
Short-term and long-term investments:
U.S. Treasury and agency securities	$217	$1	$—	$218
Non-U.S. government securities*	14	—	—	14
Municipal securities	385	2	—	387
Commercial paper, corporate bonds and medium-term notes	262	3	—	265
Asset-backed and mortgage-backed securities	289	3	1	291
Total fixed income securities	1,167	9	1	1,175
Publicly traded equity securities	31	26	—	57
Equity investments in privately-held companies	73	—	—	73
Total short-term and long-term investments	$1,271	$35	$1	$1,305
Total Cash, Cash equivalents and Investments	$2,816	$35	$1	$2,850
 _________________________
* Includes agency and corporate debt securities guaranteed by non-U.S. governments, which consist of Canada, Germany and Australia.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

October 28, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$876	$—	$—	$876
Cash equivalents:
Money market funds	483	—	—	483
Municipal securities	33	—	—	33
Total Cash equivalents	516	—	—	516
Total Cash and Cash equivalents	$1,392	$—	$—	$1,392
Short-term and long-term investments:
U.S. Treasury and agency securities	$373	$1	$—	$374
Non-U.S. government securities	29	—	—	29
Municipal securities	396	2	—	398
Commercial paper, corporate bonds and medium-term notes	381	3	—	384
Asset-backed and mortgage-backed securities	294	4	—	298
Total fixed income securities	1,473	10	—	1,483
Publicly traded equity securities	32	15	—	47
Equity investments in privately-held companies	70	—	—	70
Total short-term and long-term investments	$1,575	$25	$—	$1,600
Total Cash, Cash equivalents and Investments	$2,967	$25	$—	$2,992

 Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments at April 28, 2013:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$189	$189
Due after one through five years	689	695
No single maturity date**	393	421
	$1,271	$1,305
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
At April 28, 2013 and October 28, 2012, gross unrealized losses related to Applied's investment portfolio were not material. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss was considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied determined that the gross unrealized losses on its marketable securities at April 28, 2013 and April 29, 2012 were temporary in nature and therefore it did not recognize any impairment of its marketable securities during the three and six months ended April 28, 2013 or April 29, 2012. Applied recognized $2 million of impairment charges on its equity investments in privately-held companies during the three and six months ended April 28, 2013 and $3 million of impairment charges during the three and six months ended April 29, 2012.
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
Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of April 28, 2013, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities (excluding cash balances) measured at fair value on a recurring basis are summarized below as of April 28, 2013 and October 28, 2012:

	April 28, 2013			October 28, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Money market funds	$955	$—	$955	$483	$—	$483
U.S. Treasury and agency securities	98	120	218	128	246	374
Non-U.S. government securities	—	14	14	—	29	29
Municipal securities	—	387	387	—	431	431
Commercial paper, corporate bonds and medium-term notes	—	265	265	—	384	384
Asset-backed and mortgage-backed securities	—	291	291	—	298	298
Publicly traded equity securities	57	—	57	47	—	47
Total	$1,110	$1,077	$2,187	$658	$1,388	$2,046
There were no transfers between Level 1 and Level 2 fair value measurements during the three and six months ended April 28, 2013 or April 29, 2012. Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of April 28, 2013 or October 28, 2012.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. At April 28, 2013, equity investments in privately-held companies totaled $73 million, of which $62 million of investments were accounted for under the cost method of accounting and $11 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. At October 28, 2012, equity investments in privately-held companies totaled $70 million, of which $57 million of investments were accounted for under the cost method of accounting and $13 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. Applied recognized $2 million of impairment charges on its equity investments in privately-held companies during the three and six months ended April 28, 2013 and $3 million during the three and six months ended April 29, 2012.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. At April 28, 2013, the carrying amount of long-term debt was $1.9 billion and the estimated fair value was $2.2 billion. At October 28, 2012, the carrying amount of long-term debt was $1.9 billion and the estimated fair value was $2.3 billion. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues.

Note 5	Derivative Instruments and Hedging Activities
Derivative Financial Instruments
Applied conducts business in a number of foreign countries, with certain transactions denominated in local currencies, such as the Japanese yen, euro, Israeli shekel, Taiwanese dollar and Swiss franc. Applied uses derivative financial instruments, such as forward exchange contracts and currency option contracts, to hedge certain forecasted foreign currency denominated transactions expected to occur typically up to the next 24 months. The purpose of Applied’s foreign currency management is to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged. Applied does not use derivative financial instruments for trading or speculative purposes.
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

Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income or loss (AOCI) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to derivative instruments included in AOCI at April 28, 2013 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three and six months ended April 28, 2013 and April 29, 2012.
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
The fair values of derivative instruments at April 28, 2013 and October 28, 2012 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effect of derivative instruments on the Consolidated Condensed Statements of Operations for the three and six months ended April 28, 2013 and April 29, 2012 was as follows:

		Three Months Ended April 28, 2013			Three Months Ended April 29, 2012
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income
		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$13	$6	$—	$6	$4	$(1)
Foreign exchange contracts	General and administrative	—	3	(1)	—	1	—
Total		$13	$9	$(1)	$6	$5	$(1)

		Six Months Ended April 28, 2013			Six Months Ended April 29, 2012
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income
		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$22	$9	$(1)	$5	$6	$—
Foreign exchange contracts	General and administrative	—	3	(1)	—	(2)	(1)
Total		$22	$12	$(2)	$5	$4	$(1)

		Amount of Gain or (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
	Location of Gain or (Loss) Recognized in Income	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	General and administrative	$17	$8	$29	$14
Total		$17	$8	$29	$14

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of April 28, 2013.
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
Applied did not utilize programs to discount letters of credit issued by customers during the three and six months ended April 28, 2013 and April 29, 2012. Discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. There was no factoring of accounts receivable or discounting of promissory notes during the three and six months ended April 28, 2013 or the three months ended April 29, 2012. Applied factored accounts receivable and discounted promissory notes of $70 million during the six months ended April 29, 2012. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for doubtful accounts of $82 million at April 28, 2013 and $87 million at October 28, 2012. Applied sells principally to manufacturers within the semiconductor, display and solar industries. While Applied believes that its allowance for doubtful accounts is adequate and represents Applied’s best estimate as of April 28, 2013, Applied continues to closely monitor customer liquidity and other economic conditions, which may result in changes to Applied’s estimates regarding collectability.

Note 7	Balance Sheet Detail

	April 28, 2013	October 28, 2012

	(In millions)
Inventories
Customer service spares	$278	$312
Raw materials	311	331
Work-in-process	248	234
Finished goods	481	395
	$1,318	$1,272

Included in finished goods inventory are $123 million at April 28, 2013, and $60 million at October 28, 2012, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $173 million and $176 million of evaluation inventory at April 28, 2013 and October 28, 2012, respectively.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	April 28, 2013	October 28, 2012

	(In millions)
Other Current Assets
Deferred income taxes, net	$398	$369
Prepaid expenses	110	101
Income taxes receivable	52	87
Other	190	116
	$750	$673

	Useful Life	April 28, 2013	October 28, 2012

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$168	$169
Buildings and improvements	3-30	1,208	1,196
Demonstration and manufacturing equipment	3-5	797	760
Furniture, fixtures and other equipment	3-15	602	734
Construction in progress		47	58
Gross property, plant and equipment		2,822	2,917
Accumulated depreciation		(1,936)	(2,007)
		$886	$910

	April 28, 2013	October 28, 2012

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$531	$396
Compensation and employee benefits	362	426
Warranty	104	119
Dividends payable	120	108
Income taxes payable	60	74
Other accrued taxes	20	18
Interest payable	30	30
Restructuring reserve	25	133
Other	210	206
	$1,462	$1,510

	April 28, 2013	October 28, 2012

	(In millions)
Customer Deposits and Deferred Revenue
Customer deposits	$150	$143
Deferred revenue	589	612
	$739	$755

Applied typically receives deposits on future deliverables from customers in the Display and Energy and Environmental Solutions segments. In certain instances, customer deposits may be received from customers in the Applied Global Services segment.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	April 28, 2013	October 28, 2012

	(In millions)
Other Liabilities
Deferred income taxes	$152	$201
Income taxes payable	147	140
Defined benefit pension plan liability	190	184
Other	161	131
	$650	$656

Note 8	Goodwill, Purchased Technology and Other Intangible Assets
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
To test goodwill for impairment, Applied first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, Applied then performs the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. Under the two-step goodwill impairment test, Applied would in the first step compare the estimated fair value of each reporting unit to its carrying value. Applied determines the fair value of each of its reporting units based on a weighting of income and market approaches. If the carrying value of a reporting unit exceeds its fair value, Applied would then perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If Applied determines that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, Applied would record an impairment charge equal to the difference. Applied’s reporting units are consistent with the reportable segments identified in Note 15, Industry Segment Operations, which are based on the manner in which Applied operates its business and the nature of those operations.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

During the second quarter of fiscal 2013, the solar industry experienced further deterioration of market conditions associated with continued manufacturing overcapacity and weaker operating performance and outlook, resulting in increased uncertainties regarding the timing and nature of a recovery in solar capital equipment expenditures. Taking these factors into account, Applied reassessed its financial outlook for the Energy and Environmental Solutions reporting unit and consequently reevaluated the recoverability of this reporting unit's goodwill. Applied performed the two-step impairment test and concluded that the Energy and Environmental Solutions reporting unit's carrying value exceeded its fair value. Based on Applied's analyses, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the reporting unit. As a result, in the second quarter of fiscal 2013, Applied recorded a goodwill impairment charge of $224 million, representing all of the remaining goodwill for this reporting unit. Applied also performed an impairment test for long-lived assets associated with the reporting unit and determined that the majority of intangible assets were impaired mostly due to the lower long-term revenue and profitability outlook associated with products related to these intangible assets. Accordingly, during the second quarter of fiscal 2013, Applied recorded an impairment charge of $54 million related to these intangible assets, which was the amount by which the carrying value of these intangible assets exceeded their estimated fair value, based on discounted projected cash flows.
The evaluation of goodwill and intangible assets for impairment requires the exercise of significant judgment. In the event of future changes in business conditions, Applied will be required to reassess and update its forecasts and estimates used in future impairment analyses. If the results of these future analyses are lower than current estimates, a material impairment charge may result at that time.
Details of goodwill and other indefinite-lived intangible assets as of April 28, 2013 and October 28, 2012 were as follows :

	April 28, 2013			October 28, 2012
	Goodwill	Other Intangible Assets	Total	Goodwill	Other Intangible Assets	Total

	(In millions)
Silicon Systems Group	$2,151	$142	$2,293	$2,151	$142	$2,293
Applied Global Services	1,027	—	1,027	1,027	—	1,027
Display	116	—	116	116	—	116
Energy and Environmental Solutions	—	—	—	224	—	224
Carrying amount	$3,294	$142	$3,436	$3,518	$142	$3,660
Other intangible assets that are not subject to amortization consist primarily of in-process technology, which will be subject to amortization upon commercialization. The fair value assigned to in-process technology was determined using the income approach taking into account estimates and judgments regarding risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. If an in-process technology project is abandoned, the acquired technology attributable to the project will be written off.

A summary of Applied's purchased technology and intangible assets is set forth below:

	April 28, 2013	October 28, 2012

	(In millions)
Purchased technology, net	$824	$945
Intangible assets - finite-lived, net	228	268
Intangible assets - indefinite-lived	142	142
Total	$1,194	$1,355

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

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

Details of finite-lived intangible assets were as follows as of April 28, 2013 and October 28, 2012:

	April 28, 2013			October 28, 2012
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Silicon Systems Group	$1,300	$252	$1,552	$1,300	$252	$1,552
Applied Global Services	28	44	72	28	44	72
Display	110	33	143	110	33	143
Energy and Environmental Solutions	4	16	20	105	232	337
Gross carrying amount	$1,442	$345	$1,787	$1,543	$561	$2,104
Accumulated amortization:
Silicon Systems Group	$(486)	$(49)	$(535)	$(411)	$(36)	$(447)
Applied Global Services	(23)	(40)	(63)	(22)	(39)	(61)
Display	(109)	(28)	(137)	(106)	(27)	(133)
Energy and Environmental Solutions	—	—	—	(59)	(191)	(250)
Accumulated amortization	$(618)	$(117)	$(735)	$(598)	$(293)	$(891)
Carrying amount	$824	$228	$1,052	$945	$268	$1,213

During the second quarter of fiscal 2013, the impact of impairment of certain intangible assets associated with the Energy and Environmental Solutions segment on the gross carrying amount and accumulated amortization of the finite-lived intangible assets was approximately $317 million and $262 million, respectively.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Details of amortization expense by segment for the three and six months ended April 28, 2013 and April 29, 2012 were as follows:

	Three Months Ended		Six Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012

	(In millions)
Silicon Systems Group	$44	$45	$88	$93
Applied Global Services	1	2	2	7
Display	2	2	4	3
Energy and Environmental Solutions	7	6	13	13
Total	$54	$55	$107	$116
For the three and six months ended April 28, 2013 and April 29, 2012, amortization expense was charged to the following categories:

	Three Months Ended		Six Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012

	(In millions)
Cost of products sold	$43	$45	$86	$97
Research, development and engineering	1	1	1	1
Selling, general and administrative	10	9	20	18
Total	$54	$55	$107	$116
As of April 28, 2013, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2013	92
2014	180
2015	175
2016	168
2017	166
Thereafter	271
Total	$1,052

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 9	Borrowing Facilities and Long-Term Debt
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in May 2016. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at April 28, 2013. Remaining credit facilities in the amount of approximately $81 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both April 28, 2013 and October 28, 2012 and Applied has not utilized these credit facilities.
Long-term debt outstanding as of April 28, 2013 and October 28, 2012 was as follows:

	Principal Amount	Effective Interest Rate	Interest Pay Dates
	(In millions)
2.650% Senior Notes Due 2016	$400	2.666%	June 15, December 15
7.125% Senior Notes Due 2017	200	7.190%	April 15, October 15
4.300% Senior Notes Due 2021	750	4.326%	June 15, December 15
5.850% Senior Notes Due 2041	600	5.879%	June 15, December 15
	1,950
Total unamortized discount	(4)
Total long-term debt	$1,946

Applied has debt agreements that contain financial and other covenants. These covenants require Applied to maintain certain minimum financial ratios. At April 28, 2013, Applied was in compliance with all such covenants.

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
The following table summarizes major components of the restructuring and asset impairment charges during the three and six months ended April 28, 2013:

	Three Months Ended	Six Months Ended
	April 28, 2013	April 28, 2013

	(In millions)
2012 Global Restructuring Plan
Severance and other employee-related costs[1]	$4	$8
2012 EES Restructuring Plan
Severance and other employee-related costs[2]	2	2
Contract cancellation and other costs	2	2
Asset impairments	2	5
Others
Severance and other employee-related costs	—	2
	$10	$19
______________________________
1 Includes share-based compensation expense which was recorded in additional paid-in capital.
2 Includes post-retirement benefit expense which was recorded in accumulated other comprehensive loss.

Restructuring and asset impairment charges were recorded as follows:

	Three Months Ended	Six Months Ended
	April 28, 2013	April 28, 2013

	(In millions)
Silicon Systems Group	$—	$1
Applied Global Services	1	2
Energy and Environmental Solutions	5	8
Corporate Unallocated	4	8
Total	$10	$19

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

In connection with the 2012 Global Restructuring Plan, Applied expects to incur aggregate pre-tax restructuring charges comprised of severance and other termination benefits in the range of $120 million to $160 million (including costs incurred to date of $114 million discussed below), which is below the original estimate of $180 million to $230 million. The change in the estimate is primarily due to lower relative participation in the voluntary retirement program and a reduced estimate of the final cost of benefits. Applied began recording these restructuring charges in the fourth quarter of fiscal 2012 and expects that the remainder will be recorded during fiscal 2013. The change in the range of estimated pre-tax restructuring costs of this plan did not have an effect on the restructuring charges recognized to date.
During the second quarter and first half of fiscal 2013, Applied recognized $4 million and $8 million of employee-related costs in connection with the 2012 Global Restructuring Plan, respectively. These costs were not allocated to the segments. As of April 28, 2013, employee-related costs of $114 million have been incurred since the inception of this plan.
2012 EES Restructuring Plan
On May 10, 2012, Applied announced a plan (the 2012 EES Restructuring Plan) to restructure its Energy and Environmental Solutions segment in light of challenging industry conditions affecting the solar photovoltaic and light-emitting diode (LED) equipment markets. As of April 28, 2013, as part of this plan, Applied was in the process of relocating certain manufacturing, business operations and customer support functions of its precision wafering systems business and had ceased LED development activities. This plan also impacted certain LED support activities in the Applied Global Services segment. The total estimated pre-tax cost of implementing this plan is expected to be in the range of approximately $70 million to $100 million, which will be incurred over a period of 12 to 18 months beginning in the third quarter of fiscal 2012, and reported primarily in the Energy and Environmental Solutions segment. This estimate consists of: (i) up to $30 million in fixed asset impairment charges; (ii) up to $15 million of inventory-related charges; (iii) up to $15 million in charges arising from lease terminations and other obligations, and (iv) up to $40 million in severance and other employee-related costs. The 2012 EES Restructuring Plan impacted up to approximately 250 positions globally. As the Energy and Environmental Solutions segment continues to consolidate infrastructure and reduce its operating expenses, Applied expects approximately 150 additional positions to be impacted globally. No changes in the estimated pre-tax cost of the implementation of this plan are anticipated. During the second quarter and first half of fiscal 2013, Applied recognized $6 million and $9 million, respectively, of restructuring and asset impairment charges in connection with this plan, which were reported in the Energy and Environmental Solutions segment. As of April 28, 2013, total costs incurred in implementing this plan totaled $70 million, of which $13 million were inventory-related charges.
Integration of Varian Semiconductor Associates, Inc. (Varian)
During the first half of fiscal 2013, Applied recognized $2 million of severance and other employee-related costs in connection with the integration of Varian, acquired in the first quarter of fiscal 2012, which costs were reported in the Silicon Systems Group and Applied Global Services segments. As of April 28, 2013, the remaining severance accrual associated with restructuring reserves under this program was $2 million.

Restructuring Reserves
Changes in restructuring reserves during the six months ended April 28, 2013 were as follows:

	2012 Global Restructuring Plan	2012 EES Restructuring Plan		Others
	Severance and Other Employee-Related Costs	Severance and Other Employee-Related Costs	Contract Cancellation and Other Costs	Severance and Other Employee-Related Costs	Contract Cancellation and Other Costs	Total

	(In millions)
Balance, October 28, 2012	$106	$16	$1	$5	$5	$133
Provision for restructuring reserves	4	1	2	2	—	9
Consumption of reserves	(99)	(12)	(1)	(5)	—	(117)
Balance, April 28, 2013	$11	5	2	$2	$5	$25

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 11	Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	April 28, 2013	October 28, 2012

	(In millions)
Unrealized gain on investments, net	$23	$16
Unrealized gain on derivative instruments qualifying as cash flow hedges	8	1
Pension liability	(92)	(90)
Cumulative translation adjustments	7	12
	$(54)	$(61)
Stock Repurchase Program

On March 5, 2012, Applied's Board of Directors approved a stock repurchase program authorizing up to $3.0 billion in repurchases over the next three years ending in March 2015. Under this authorization, Applied purchases shares of its common stock under a systematic stock repurchase program and may also make supplemental stock repurchases from time to time, depending on market conditions, stock price and other factors. At April 28, 2013, $1.7 billion remained available for future stock repurchases under this repurchase program.
The following table summarizes Applied’s stock repurchases for the periods indicated:

	Three Months Ended		Six Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012

	(In millions, except per share amounts)
Shares of common stock repurchased	8	16	12	34
Cost of stock repurchased	$100	$200	$148	$400
Average price paid per share	$13.41	$12.33	$12.58	$11.60
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
Dividends
In March 2013, Applied's Board of Directors declared a quarterly cash dividend in the amount of $0.10 per share, and in December 2012, declared a quarterly cash dividend in the amount of $0.09 per share. Dividends declared during the six months ended April 28, 2013 and April 29, 2012 were $227 million and $218 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.

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
During the three and six months ended April 28, 2013 and April 29, 2012, Applied recognized share-based compensation expense related to stock options, ESPP shares, restricted stock, restricted stock units, performance shares and performance units. Total share-based compensation and related tax benefits were as follows:

	Three Months Ended		Six Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012

	(In millions)
Share-based compensation	$39	$43	$81	$96
Tax benefit recognized	$11	$12	$23	$27
The effect of share-based compensation on the results of operations for the three and six months ended April 28, 2013 and April 29, 2012 was as follows:

	Three Months Ended		Six Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012

	(In millions)
Cost of products sold	$12	$14	$24	$27
Research, development, and engineering	13	13	25	26
Selling, general and administrative	14	16	27	43
Restructuring charge	—	—	5	—
Total	$39	$43	$81	$96
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
At April 28, 2013, Applied had $306 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.7 years. At April 28, 2013, there were 183 million shares available for grants of share-based awards under the Employee Stock Incentive Plan, and an additional 44 million shares available for issuance under the ESPP.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Stock Options
Applied grants options to purchase, at future dates, shares of its common stock to employees and consultants. The exercise price of each stock option equals the fair market value of Applied common stock on the date of grant. Options typically vest over three to four years, subject to the grantee’s continued service with Applied through the scheduled vesting date, and expire no later than seven years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Applied employee stock options have characteristics significantly different from those of publicly traded options. There were no stock options granted during the three and six months ended April 28, 2013 and April 29, 2012. As part of the acquisition of Varian in the first quarter of fiscal 2012, stock options to purchase 5 million shares of Applied common stock were assumed.

Stock option activity for the six months ended April 28, 2013 was as follows:

	Shares	Weighted Average Exercise Price

	(In millions, except per share amounts)
Outstanding at October 28, 2012	21	$10.53
Granted	—	$—
Exercised	(6)	$8.04
Canceled and forfeited	(4)	$18.26
Outstanding at April 28, 2013	11	$9.35
Exercisable at April 28, 2013	10	$9.44

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Restricted stock, performance shares and performance units granted to certain executive officers are also subject to the achievement of specified performance goals (performance-based awards). These performance-based awards become eligible to vest only if performance goals are achieved and then actually will vest only if the grantee remains employed by Applied through each applicable vesting date. The fair value of these performance-based awards is estimated on the date of grant and assumes that the specified performance goals will be achieved. If the goals are achieved, these awards vest over a specified remaining service period of generally three or four years, provided that the grantee remains employed by Applied through each scheduled vesting date. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the service period and is reduced for estimated forfeitures.
For performance-based awards granted during fiscal 2011 and fiscal 2010, the performance goals require (i) the achievement of targeted adjusted annual operating profit margin levels compared to Applied’s peer companies in at least one of the four fiscal years beginning with the fiscal year of the grant, and (ii) that Applied’s annual adjusted operating profit margin is positive in such year. Performance-based awards that do not become eligible to vest in a particular year may become eligible to vest in subsequent years up until the fourth fiscal year after grant, after which they are forfeited if the required performance goals have not been achieved.

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

A summary of the performance-based awards approved by the Committee is presented below:

	Number of Performance-Based Awards Granted
Fiscal Year Granted	Performance Shares/Performance Units	Shares of Restricted Stock	Percent Earned as of April 28, 2013*
	(in millions)
2013	3	—	0%
2012	3	1	0%
2011	2	0.1	100%
2010	2	0.1	82%
___________________
* subject to additional time-based vesting requirements

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

A summary of the changes in restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans during the six months ended April 28, 2013 is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term

	(In millions, except per share amounts)
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 28, 2012	36	$11.53	2.6 years
Granted	17	$10.20
Vested	(9)	$11.59
Canceled	(4)	$11.35
Non-vested restricted stock units, restricted stock, performance shares and performance units at April 28, 2013	40	$10.97	2.9 years
At April 28, 2013, 2 million additional performance-based awards could be earned upon certain levels of achievement of Applied's TSR relative to a peer group at a future date.
Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Based on the Black-Scholes option pricing model, the weighted average estimated fair value of purchase rights under the ESPP was $2.90 and $2.89 for the three and six months ended April 28, 2013 and April 29, 2012, respectively. The number of shares issued under the ESPP during the three and six months ended April 28, 2013 and April 29, 2012 was 3 million. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Three and Six Months Ended
	April 28, 2013	April 29, 2012
ESPP:
Dividend yield	2.94%	2.94%
Expected volatility	24.3%	33.0%
Risk-free interest rate	0.12%	0.12%
Expected life (in years)	0.5	0.5

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 12    Employee Benefit Plans
Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries, and a plan that provides certain medical and vision benefits to eligible retirees. A summary of the components of net periodic benefit costs of these defined and postretirement benefit plans for the three and six months ended April 28, 2013 and April 29, 2012 is presented below:

	Three Months Ended		Six Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
	(In millions)
Service cost	$5	$4	$10	$8
Interest cost	4	3	8	7
Expected return on plan assets	(3)	(3)	(6)	(6)
Amortization of actuarial loss	1	1	3	1
Net periodic benefit cost	$7	$5	$15	$10

Note 13    Income Taxes
Applied’s effective income tax rates for the second quarter of fiscal 2013 and fiscal 2012 were tax provisions of 43.3 percent and 25.3 percent, respectively. Applied’s effective income tax rates for the first six months of fiscal 2013 and 2012 were tax provisions of 31.9 percent and 25.6 percent, respectively. The effective tax rate for the second quarter of fiscal 2013 was a provision of 43.3 percent as there was an income tax provision against a loss before income taxes because the goodwill impairment charge was not deductible. The change in the effective income tax rates was also due to an $11 million benefit resulting from the resolution of uncertainties related to Varian during the first quarter of fiscal 2013 and a $13 million benefit from the reinstatement of the U.S. federal research and development tax credit retroactive to January 1, 2012 during the first half of fiscal 2013. The tax rates were further affected by changes in composition of income in jurisdictions outside the U.S., including jurisdictions with tax incentives. Applied’s future effective income tax rate depends on various factors, such as tax legislation and the geographic composition of Applied’s pre-tax income. Management carefully monitors these factors and timely adjusts the interim effective income tax rate accordingly.
The timing of the resolution of income tax examinations, as well as the amounts and timing of various tax payments that may be made as part of the resolution process, is highly uncertain and could cause an impact to Applied’s consolidated results of operations. This could also cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. Applied does not expect a material change in unrecognized tax benefits in the next 12 months.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 14	Warranty, Guarantees and Contingencies
Warranty
Changes in the warranty reserves during the three and six months ended April 28, 2013 and April 29, 2012 were as follows:

	Three Months Ended		Six Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012

	(In millions)
Beginning balance	$109	$161	$119	$168
Provisions for warranty	26	33	49	62
Consumption of reserves	(31)	(42)	(64)	(78)
Ending balance	$104	$152	$104	$152

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
Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of April 28, 2013, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $43 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of April 28, 2013, Applied Materials, Inc. has provided parent guarantees to banks for approximately $102 million to cover these arrangements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Legal Matters
Jusung
Applied has been engaged in several lawsuits and patent and administrative proceedings with Jusung Engineering Co., Ltd. and/or Jusung Pacific Co., Ltd. (Jusung) in Asia since 2003 involving technology used in manufacturing liquid crystal displays (LCDs), of which the following remain pending. In 2004, Applied filed a complaint for patent infringement against Jusung in the Hsinchu District Court in Taiwan seeking damages and a permanent injunction for infringement of a patent related to chemical vapor deposition (CVD) equipment. Jusung filed a counterclaim against Applied. On December 31, 2010, the Hsinchu District Court dismissed both actions, and appeals by both parties remain pending at the Taiwan Intellectual Property Court. In 2009, Jusung filed an action seeking invalidation of Applied's CVD patent in the Taiwan Intellectual Property Office which remains pending. Applied believes that it has meritorious claims and defenses against Jusung that it intends to pursue vigorously.
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
Applied’s four reportable segments are: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. As defined in the accounting literature, Applied’s chief operating decision-maker are its Chief Executive Officer and its President, who both review operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of April 28, 2013 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
Each reportable segment is separately managed and has separate financial results that are reviewed by Applied’s chief operating decision-maker. Each reportable segment contains closely related products that are unique to the particular segment. Segment operating income is determined based upon internal performance measures used by Applied’s chief operating decision-maker.
Applied derives the segment results directly from its internal management reporting system. The accounting policies Applied uses to derive reportable segment results are substantially the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics including orders, net sales and operating income. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. Applied does not allocate to its reportable segments certain operating expenses that it manages separately at the corporate level, which include costs related to share-based compensation; certain management, finance, legal, human resources, and research, development and engineering functions provided at the corporate level; and unabsorbed information technology and occupancy. In addition, Applied does not allocate to its reportable segments restructuring and asset impairment charges and any associated adjustments related to restructuring actions, unless these actions pertain to a specific reportable segment. Segment operating income excludes interest income/expense and other financial charges and income taxes. Management does not consider the unallocated costs in measuring the performance of the reportable segments.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales and operating income (loss) for each reportable segment for the three and six months ended April 28, 2013 and April 29, 2012 were as follows:

	Three Months Ended		Six Months Ended
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

	(In millions)
April 28, 2013:
Silicon Systems Group	$1,291	$283	$2,260	$417
Applied Global Services	517	118	988	207
Display	127	19	214	22
Energy and Environmental Solutions	38	(322)	84	(376)
Total Segment	$1,973	$98	$3,546	$270
April 29, 2012:
Silicon Systems Group	$1,777	$504	$3,121	$775
Applied Global Services	551	109	1,085	216
Display	134	7	238	12
Energy and Environmental Solutions	79	(63)	286	(86)
Total Segment	$2,541	$557	$4,730	$917

Operating results for the three and six months ended April 28, 2013 included restructuring charges and asset impairments as discussed in detail in Note 10, Restructuring Charges and Asset Impairments.

Reconciliations of total segment operating results to Applied consolidated totals for the three and six months ended April 28, 2013 and April 29, 2012 were as follows:

	Three Months Ended		Six Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012

			(In millions)
Total segment operating income	$98	$557	$270	$917
Corporate and unallocated costs	(162)	(148)	(291)	(329)
Restructuring charges and asset impairments	(4)	—	(8)	—
Income (loss) from operations	$(68)	$409	$(29)	$588

The following companies accounted for at least 10 percent of Applied’s net sales for the six months ended April 28, 2013, which were for products in multiple reportable segments.

Percentage of Net Sales
Taiwan Semiconductor Manufacturing Company Limited	32%
Samsung Electronics Co., Ltd.	14%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis is provided in addition to the accompanying consolidated condensed financial statements and notes to assist in understanding Applied's results of operations and financial condition. Financial information as of April 28, 2013 should be read in conjunction with the financial statements for the fiscal year ended October 28, 2012 contained in the Company's Form 10-K filed December 5, 2012.
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

Overview
Applied provides manufacturing equipment, services and software to the global semiconductor, flat panel display, solar photovoltaic (PV) and related industries. Applied’s customers include manufacturers of semiconductor wafers and chips, flat panel liquid crystal displays (LCDs), solar PV cells and modules, and other electronic devices. These customers may use what they manufacture in their own end products or sell the items to other companies for use in advanced electronic components. Applied operates in four reportable segments: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. A summary of financial information for each reportable segment is found in Note 15 of Notes to Consolidated Condensed Financial Statements. A discussion of factors that could affect Applied’s operations is set forth under “Risk Factors” in Part II, Item 1A, which is incorporated herein by reference. Product development and manufacturing activities occur primarily in the United States, Europe, Israel and Asia. Applied’s broad range of equipment and service products are highly technical and are sold primarily through a direct sales force.
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

The following tables presents certain significant measurements for the periods indicated:

	Three Months Ended			Change
	April 28, 2013	January 27, 2013	April 29, 2012	Q2 2013 over Q1 2013	Q2 2013 over Q2 2012

	(In millions, except per share amounts and percentages)
New orders	$2,266	$2,113	$2,765	$153	$(499)
Net sales	$1,973	$1,573	$2,541	$400	$(568)
Gross margin	$808	$582	$1,011	$226	$(203)
Gross margin percent	41.0%	37.0%	39.8%	4.0 points	1.2 points
Operating income (loss)	$(68)	$39	$409	$(107)	$(477)
Operating margin percent	(3.4)%	2.5%	16.1%	(5.9) points	(19.5) points
Net income (loss)	$(129)	$34	$289	$(163)	$(418)
Earnings (loss) per diluted share	$(0.11)	$0.03	$0.22	$(0.14)	$(0.33)
Non-GAAP Adjusted Results
Non-GAAP adjusted gross margin	$852	$626	$1,070	$226	$(218)
Non-GAAP adjusted gross margin percent	43.2%	39.8%	42.1%	3.4 points	1.1 points
Non-GAAP adjusted operating income	$285	$112	$490	$173	$(205)
Non-GAAP adjusted operating margin percent	14.4%	7.1%	19.3%	7.3 points	(4.9) points
Non-GAAP adjusted net income	$199	$69	$349	$130	$(150)
Non-GAAP adjusted earnings per diluted share	$0.16	$0.06	$0.27	$0.10	$(0.11)

	Six Months Ended		Change
	April 28, 2013	April 29, 2012	YTD Q2 2013 over YTD Q2 2012

	(In millions, except per share amounts and percentages)
New orders	$4,379	$4,773	$(394)
Net sales	$3,546	$4,730	$(1,184)
Gross margin	$1,390	$1,797	$(407)
Gross margin percent	39.2%	38.0%	1.2 points
Operating income (loss)	$(29)	$588	$(617)
Operating margin percent	(0.8)%	12.4%	(13.2) points
Net income (loss)	$(95)	$406	$(501)
Earnings (loss) per diluted share	$(0.08)	$0.31	$(0.39)
Non-GAAP Adjusted Results
Non-GAAP adjusted gross margin	$1,478	$1,960	$(482)
Non-GAAP adjusted gross margin percent	41.7%	41.4%	0.3 points
Non-GAAP adjusted operating income	$397	$834	$(437)
Non-GAAP adjusted operating margin percent	11.2%	17.6%	(6.4) points
Non-GAAP adjusted net income	$268	$589	$(321)
Non-GAAP adjusted earnings per diluted share	$0.22	$0.45	$(0.23)

Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below. Fiscal 2013 and 2012 each contain 52 weeks, and the first half of both fiscal years each contained 26 weeks.

The second quarter of fiscal 2013 was characterized by increased orders for semiconductor equipment, which is Applied's largest business, and increased orders for LCD TV equipment. Mobility, connectivity and cloud computing trends continued to drive semiconductor industry spending, with mobility as the largest influence. Mobility remained a strong driver of display industry spending, and demand for LCD TV manufacturing equipment also improved. Orders for solar PV equipment remained very low due to continued excess manufacturing capacity.
Results of Operations

New Orders
New orders by reportable segment for the periods indicated were as follows:

	Three Months Ended						Change
	April 28, 2013		January 27, 2013		April 29, 2012		Q2 2013 over Q1 2013	Q2 2013 over Q2 2012

	(In millions, except percentages)
Silicon Systems Group	$1,551	68%	$1,363	64%	$1,969	71%	14%	(21)%
Applied Global Services	481	21%	544	26%	650	24%	(12)%	(26)%
Display	195	9%	138	7%	84	3%	41%	132%
Energy and Environmental Solutions	39	2%	68	3%	62	2%	(43)%	(37)%
Total	$2,266	100%	$2,113	100%	$2,765	100%	7%	(18)%

	Six Months Ended				Change
	April 28, 2013		April 29, 2012		YTD Q2 2013 over YTD Q2 2012

	(In millions, except percentages)
Silicon Systems Group	$2,914	67%	$3,387	71%	(14)%
Applied Global Services	1,025	23%	1,167	24%	(12)%
Display	333	8%	124	3%	169%
Energy and Environmental Solutions	107	2%	95	2%	13%
Total	$4,379	100%	$4,773	100%	(8)%
New orders for the second quarter of fiscal 2013 increased compared to the prior quarter mainly attributable to higher demand for semiconductor and LCD TV equipment, partially offset by lower demand for services related to the timing of service contract renewals (which typically occur during the first quarter of a fiscal year) and lower demand for solar equipment. The Silicon Systems Group's proportion of total new orders relative to other segments increased compared to the prior quarter.
New orders for the second quarter and first half of fiscal 2013 decreased compared to the comparable periods in fiscal 2012, primarily as a result of lower demand for semiconductor equipment and service products, partially offset by improvement in demand for LCD TV equipment.

New orders by geographic region, determined by the product shipment destination specified by the customer, were as follows:

	Three Months Ended						Change
	April 28, 2013		January 27, 2013		April 29, 2012		Q2 2013 over Q1 2013	Q2 2013 over Q2 2012

	(In millions, except percentages)
Taiwan	$902	40%	$906	43%	$810	29%	—%	11%
China	276	12%	238	11%	118	4%	16%	134%
Korea	259	11%	198	9%	704	26%	31%	(63)%
Japan	191	8%	181	9%	121	4%	6%	58%
Southeast Asia	67	3%	65	3%	68	3%	3%	(1)%
Asia Pacific	1,695	74%	1,588	75%	1,821	66%	7%	(7)%
United States	398	18%	391	19%	673	24%	2%	(41)%
Europe	173	8%	134	6%	271	10%	29%	(36)%
Total	$2,266	100%	$2,113	100%	$2,765	100%	7%	(18)%

	Six Months Ended				Change
	April 28, 2013		April 29, 2012		YTD Q2 2013 over YTD Q2 2012

	(In millions, except percentages)
Taiwan	$1,808	41%	$1,177	25%	54%
China	514	12%	200	4%	157%
Korea	457	11%	1,370	29%	(67)%
Japan	372	8%	288	6%	29%
Southeast Asia	132	3%	118	2%	12%
Asia Pacific	3,283	75%	3,153	66%	4%
United States	789	18%	1,140	24%	(31)%
Europe	307	7%	480	10%	(36)%
Total	$4,379	100%	$4,773	100%	(8)%
The increase in new orders from customers in China and Korea in the second quarter of fiscal 2013 compared to the prior quarter primarily reflected higher demand for semiconductor equipment from memory customers, as well as increased demand for LCD TV equipment.
The increase in new orders from customers in China in the second quarter and first half of fiscal 2013 compared to the comparable periods in the prior year was primarily due to improved demand for display equipment. The decrease in new orders for these same periods from Korea and the United States was primarily due to lower demand for semiconductor equipment, while the decrease in Europe was mainly related to reduced demand for service products.

Changes in backlog during the six months ended April 28, 2013 were as follows:

April 28, 2013
(In millions)
Beginning balance	$1,606
New orders	4,379
Net sales	(3,546)
Net adjustments	(142)
Ending balance	$2,297
Backlog consists of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; and (2) contractual service revenue and maintenance fees to be earned within the next 12 months. Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods due to the potential for customer changes in delivery schedules or cancellation of orders. Backlog adjustments included $82 million of order cancellations and other adjustments for items not meeting above criteria, as well as $36 million of currency adjustments. Approximately 75 percent of the backlog as of the end of the second quarter of fiscal 2013 is anticipated to be shipped within the next two quarters of fiscal 2013.
Backlog by reportable segment as of the end of the most recent three fiscal quarters was as follows:

	April 28, 2013		January 27, 2013		October 28, 2012		Q2 2013 over Q1 2013	Q2 2013 over Q4 2012

	(In millions, except percentages)
Silicon Systems Group	$1,261	55%	$1,076	51%	$705	44%	17%	79%
Applied Global Services	572	25%	633	30%	580	36%	(10)%	(1)%
Display	315	14%	246	12%	206	13%	28%	53%
Energy and Environmental Solutions	149	6%	151	7%	115	7%	(1)%	30%
Total	$2,297	100%	$2,106	100%	$1,606	100%	9%	43%
Backlog increased in the second quarter of fiscal 2013 from the prior quarter, primarily due to increased demand for semiconductor and LCD TV equipment, partially offset by lower demand for services. In the second quarter of fiscal 2013, approximately 61 percent of net sales in the Silicon Systems Group, Applied’s largest business segment, were for orders received and shipped within the quarter, down from 71 percent in the prior quarter.

Net Sales
Net sales by reportable segment for the periods indicated were as follows:

	Three Months Ended						Change
	April 28, 2013		January 27, 2013		April 29, 2012		Q2 2013 over Q1 2013	Q2 2013 over Q2 2012

	(In millions, except percentages)
Silicon Systems Group	$1,291	65%	$969	62%	$1,777	70%	33%	(27)%
Applied Global Services	517	26%	471	30%	551	22%	10%	(6)%
Display	127	7%	87	5%	134	5%	46%	(5)%
Energy and Environmental Solutions	38	2%	46	3%	79	3%	(17)%	(52)%
Total	$1,973	100%	$1,573	100%	$2,541	100%	25%	(22)%

	Six Months Ended				Change
	April 28, 2013		April 29, 2012		YTD Q2 2013 over YTD Q2 2012

	(In millions, except percentages)
Silicon Systems Group	$2,260	64%	$3,121	66%	(28)%
Applied Global Services	988	28%	1,085	23%	(9)%
Display	214	6%	238	5%	(10)%
Energy and Environmental Solutions	84	2%	286	6%	(71)%
Total	$3,546	100%	$4,730	100%	(25)%
For the second quarter of fiscal 2013 compared to the prior quarter, net sales increased primarily due to increased investments in semiconductor equipment from memory and foundry customers, 200mm equipment systems, and low-temperature polysilicon (LTPS) display systems. The Silicon Systems Group's relative share of total net sales increased compared to the prior quarter and remains the largest contributor of net sales.
For the second quarter and first half of fiscal 2013 compared to the same periods in the prior year, net sales decreased across all segments due to lower customer investments in semiconductor equipment, semiconductor spares, LCD TV equipment, and c-Si equipment. The Silicon Systems Group and Applied Global Services comprised more than 85 percent of Applied's total net sales for all periods presented.
Net sales by geographic region, determined by the location of customers' facilities to which products were shipped, were as follows:

	Three Months Ended						Change
	April 28, 2013		January 27, 2013		April 29, 2012		Q2 2013 over Q1 2013	Q2 2013 over Q2 2012

	(In millions, except percentages)
Taiwan	$828	42%	$565	36%	$654	26%	47%	27%
China	183	9%	127	8%	157	6%	44%	17%
Korea	226	12%	205	13%	750	30%	10%	(70)%
Japan	157	8%	98	6%	169	7%	60%	(7)%
Southeast Asia	73	4%	58	4%	64	2%	26%	14%
Asia Pacific	1,467	75%	1,053	67%	1,794	71%	39%	(18)%
United States	362	18%	401	25%	518	20%	(10)%	(30)%
Europe	144	7%	119	8%	229	9%	21%	(37)%
Total	$1,973	100%	$1,573	100%	$2,541	100%	25%	(22)%

	Six Months Ended				Change
	April 28, 2013		April 29, 2012		YTD Q2 2013 over YTD Q2 2012

	(In millions, except percentages)
Taiwan	$1,393	39%	$1,143	24%	22%
China	310	9%	337	7%	(8)%
Korea	431	12%	1,378	29%	(69)%
Japan	255	7%	386	8%	(34)%
Southeast Asia	131	4%	143	3%	(8)%
Asia Pacific	2,520	71%	3,387	71%	(26)%
United States	763	22%	935	20%	(18)%
Europe	263	7%	408	9%	(36)%
Total	$3,546	100%	$4,730	100%	(25)%
The increase in net sales from customers in Taiwan, Japan and China in the second quarter of fiscal 2013 compared to the prior quarter primarily reflected higher investments in semiconductor equipment from foundry and memory customers. An increase in investments in mobility-related display products also contributed to the increase in net sales from customers in Japan.
The decrease in net sales from customers in Korea, United States and Europe in the second quarter and first half of fiscal 2013 compared to the same periods in the prior year was primarily due to lower demand for semiconductor equipment and changes in customer mix.
Gross Margin
Gross margins for the periods indicated were as follows:

	Three Months Ended			Change		Six Months Ended		Change
	April 28, 2013	January 27, 2013	April 29, 2012	Q2 2013 over Q1 2013	Q2 2013 over Q2 2012	April 28, 2013	April 29, 2012	YTD Q2 2013 over YTD Q2 2012

	(In millions, except percentages)
Gross margin	$808	$582	$1,011	$226	$(203)	$1,390	$1,797	$(407)
Gross margin percent	41.0%	37.0%	39.8%	4.0 points	1.2 points	39.2%	38.0%	1.2 points
Non-GAAP Adjusted Results
Non-GAAP adjusted gross margin	$852	$626	$1,070	$226	$(218)	$1,478	$1,960	$(482)
Non-GAAP adjusted gross margin percent	43.2%	39.8%	42.1%	3.4 points	1.1 points	41.7%	41.4%	0.3 points
Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below.
Gross margin and non-GAAP adjusted gross margin, as well as gross margin percent and non-GAAP adjusted gross margin percent increased in the second quarter of fiscal 2013 from the prior quarter due primarily to a higher net sales and lower inventory charges, partially offset by an unfavorable change in product mix. Gross margin and non-GAAP adjusted gross margin in the second quarter and first half of fiscal 2013 decreased as compared to the comparable periods in the prior year primarily reflecting lower net sales. Gross margin percent and non-GAAP adjusted gross margin percent in the second quarter and first half of fiscal 2013 increased as compared to the comparable periods in the prior year primarily due to lower inventory charges and a favorable change in product mix. Gross margin and non-GAAP adjusted gross margin during the three months ended April 28, 2013, January 27, 2013 and April 29, 2012 included $12 million, $12 million and $14 million, of share-based compensation expense, respectively. Gross margin and non-GAAP adjusted gross margin during the six months ended April 28, 2013 and April 29, 2012 included $24 million and $27 million, of share-based compensation expense, respectively.

Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended			Change		Six Months Ended		Change
	April 28, 2013	January 27, 2013	April 29, 2012	Q2 2013 over Q1 2013	Q2 2013 over Q2 2012	April 28, 2013	April 29, 2012	YTD Q2 2013 over YTD Q2 2012

	(In millions)
Research, development and engineering	$344	$304	$321	$40	$23	$648	$625	$23

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

As a result of the Company's actions, including workforce reductions and reprioritization of existing spending, Applied is increasing funding for investments in technical capabilities and critical R&D programs in current and new markets. Consequently, RD&E expenses increased in the second quarter and first half of fiscal 2013 compared to the prior quarter and the same periods in the prior year as the Company continues to focus on priority semiconductor R&D projects. Additional variable compensation charges also contributed to the increase in RD&E expenses during the second quarter of fiscal 2013. RD&E expense during the three months ended April 28, 2013, January 27, 2013 and April 29, 2012 included $13 million, $12 million and $13 million of share-based compensation expense, respectively. RD&E expense during the six months ended April 28, 2013 and April 29, 2012 included $25 million and $26 million of share-based compensation expense, respectively.
Selling, General and Administrative
Selling, general and administrative (SG&A) expenses for the periods indicated were as follows:

	Three Months Ended			Change		Six Months Ended		Change
	April 28, 2013	January 27, 2013	April 29, 2012	Q2 2013 over Q1 2013	Q2 2013 over Q2 2012	April 28, 2013	April 29, 2012	YTD Q2 2013 over YTD Q2 2012

	(In millions)
Selling, general and administrative	$244	$230	$281	$14	$(37)	$474	$584	$(110)
SG&A expenses for the second quarter of fiscal 2013 increased from the prior quarter due to absence of savings from temporary shutdowns and additional variable compensation charges. The decrease in SG&A expenses for the second quarter and first half of fiscal 2013 compared to the same periods in fiscal 2012 was primarily attributable to savings from restructuring programs and the absence of certain costs incurred during fiscal 2012 associated with the acquisition of Varian, including share-based compensation for accelerated vesting of certain awards. SG&A expenses during the three months ended April 28, 2013, January 27, 2013 and April 29, 2012 included $14 million, $13 million and $16 million of share-based compensation, respectively. SG&A expenses during the six months ended April 28, 2013 and April 29, 2012 included $27 million and $43 million of share-based compensation, respectively.

Impairment of Goodwill and Intangible Assets
During the second quarter of fiscal 2013, the solar industry experienced further deterioration of market conditions associated with continued manufacturing overcapacity and weaker operating performance and outlook, resulting in increased uncertainties regarding the timing and nature of a recovery in solar capital equipment expenditures. Taking these factors into account, Applied reassessed its financial outlook for the Energy and Environmental Solutions reporting unit and consequently reevaluated the recoverability of this reporting unit's goodwill. Applied performed the two-step impairment test and concluded that the Energy and Environmental Solutions reporting unit's carrying value exceeded its fair value. Based on Applied's analyses, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the reporting unit. As a result, in the second quarter of fiscal 2013, Applied recorded a goodwill impairment charge of $224 million, representing all of the remaining goodwill for this reporting unit. Applied also performed an impairment test for long-lived assets associated with the reporting unit and determined that a majority of intangible assets were impaired mostly due to the lower long-term revenue and profitability outlook associated with the products related to these intangible assets. Accordingly, during the second quarter of fiscal 2013, Applied recorded an impairment charge of $54 million related to these intangible assets, which was the amount by which the carrying value of these intangible assets exceeded their estimated fair value, based on discounted projected cash flows.
The evaluation of goodwill and intangible assets for impairment requires the exercise of significant judgment. In the event of future changes in business conditions, Applied will be required to reassess and update its forecasts and estimates used in future impairment analyses. If the results of these future analyses are lower than current estimates, a material impairment charge may result at that time.
For further details, see Note 8 of Notes to Consolidated Condensed Financial Statements.
Restructuring and Asset Impairments
Restructuring and asset impairment expenses for the periods indicated were as follows:

	Three Months Ended			Change		Six Months Ended		Change
	April 28, 2013	January 27, 2013	April 29, 2012	Q2 2013 over Q1 2013	Q2 2013 over Q2 2012	April 28, 2013	April 29, 2012	YTD Q2 2013 over YTD Q2 2012

	(In millions)
Restructuring and asset impairments, net	$10	$9	$—	$1	$10	$19	$—	$19
On October 3, 2012, Applied announced a restructuring plan (the 2012 Global Restructuring Plan) to realign its global workforce and enhance its ability to invest for growth. Under this plan, Applied implemented a voluntary retirement program and other workforce reduction actions that are expected to affect approximately 900 to 1,300 positions, or 6 percent to 9 percent of its global workforce. Applied expects to incur aggregate pre-tax restructuring charges comprised of severance and other termination benefits in the range of $120 million to $160 million (including costs incurred to date of $114 million discussed below), which is below the original estimate of $180 million to $230 million. The change in the estimate is primarily due to lower relative participation in the voluntary retirement program and a reduced estimate of the final cost of benefits. The change in the range of estimated pre-tax restructuring costs of this plan did not have an effect on the restructuring charges recognized to date. The Company expects annual savings and headcount reductions to be within the ranges originally provided.
During the second quarter and first half of fiscal 2013, Applied recognized $4 million and $8 million of employee-related costs in connection with the 2012 Global Restructuring Plan, respectively. These costs were not allocated to the segments. As of April 28, 2013, severance and other termination benefits of $114 million have been incurred since the inception of this plan.

On May 10, 2012, Applied announced a plan (the 2012 EES Restructuring Plan) to restructure its Energy and Environmental Solutions segment in light of challenging industry conditions affecting the solar photovoltaic and light-emitting diode (LED) equipment markets. As of April 28, 2013, as part of the 2012 EES Restructuring Plan, Applied was in the process of relocating certain manufacturing, business operations and customer support functions of its precision wafering systems business, and had ceased LED development activities. As the Energy and Environmental Solutions segment continues to consolidate infrastructure and reduce its operating expenses, Applied expects approximately 150 additional positions to be impacted globally. No changes in the estimated pre-tax cost of the implementation of this plan are anticipated. During the second quarter and first half of fiscal 2013, Applied recognized $6 million and $9 million of restructuring and asset impairment charges in connection with this plan, which were reported in the Energy and Environmental Solutions segment. As of April 28, 2013, total costs incurred in implementing this plan totaled $70 million, of which $13 million were inventory-related charges.
Also, during the second quarter and first half of fiscal 2013, Applied incurred severance costs of $2 million associated with the integration of Varian.
For further details, see Note 10 of Notes to Consolidated Condensed Financial Statements.
Interest and Other Expenses
Interest and other expenses for the periods indicated were as follows:

	Three Months Ended			Change		Six Months Ended		Change
	April 28, 2013	January 27, 2013	April 29, 2012	Q2 2013 over Q1 2013	Q2 2013 over Q2 2012	April 28, 2013	April 29, 2012	YTD Q2 2013 over YTD Q2 2012

	(In millions)
Interest and other expense	$24	$24	$23	$—	$1	$48	$47	$1
Interest and other expense remained essentially flat in the second quarter of fiscal 2013 compared to the prior quarter and for the second quarter and the first half of fiscal 2013 compared to the comparable periods in fiscal 2012. Interest expenses incurred were primarily associated with the senior unsecured notes issued in June 2011.
Interest and Other Income, net
Interest and other income, net for the periods indicated was as follows:

	Three Months Ended			Change		Six Months Ended		Change
	April 28, 2013	January 27, 2013	April 29, 2012	Q2 2013 over Q1 2013	Q2 2013 over Q2 2012	April 28, 2013	April 29, 2012	YTD Q2 2013 over YTD Q2 2012

	(In millions)
Interest and other income, net	$4	$3	$4	$1	$—	$7	$8	$(1)

Interest and other income, net remained essentially flat in the second quarter and first half of fiscal 2013 compared to the prior quarter and to the comparable periods in fiscal 2012. Interest and other income, net primarily includes interest earned on cash and investments and realized gains on sale of securities.

Income Taxes
Income tax expenses for the periods indicated were as follows:

	Three Months Ended			Change		Six Months Ended		Change
	April 28, 2013	January 27, 2013	April 29, 2012	Q2 2013 over Q1 2013	Q2 2013 over Q2 2012	April 28, 2013	April 29, 2012	YTD Q2 2013 over YTD Q2 2012

	(In millions, except percentages)
Provision (benefit) for income taxes	$39	$(16)	$98	$55	$(59)	$23	$140	$(117)
Effective income tax rate	(43.3)%	(88.9)%	25.3%	45.6 points	(68.6) points	(31.9)%	25.6%	(57.5) points
The effective income tax rate for the second quarter of fiscal 2013 was a provision of 43.3 percent as there was an income tax provision against a loss before income taxes because the goodwill impairment charge was not deductible. The effective income tax rate for the prior quarter was a benefit of 88.9 percent reflected benefits resulting from the resolution of uncertainties related to Varian and from the reinstatement of the U.S. federal research and development tax credit, retroactive to January 1, 2012. The tax rates for the periods presented were also affected by changes in geographic composition of income, including income outside the U.S. in jurisdictions with tax incentives. Applied’s effective income tax rate depends on various factors, such as tax legislation and the geographic composition of Applied’s pre-tax income.

Segment Information
Applied reports financial results in four segments: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. A description of the products, as well as financial data, for each reportable segment can be found in Note 15 of Notes to Consolidated Condensed Financial Statements. Applied does not allocate to its reportable segments certain operating expenses that it manages separately at the corporate level. These unallocated costs include costs for share-based compensation; certain management, finance, legal, human resources, and RD&E functions provided at the corporate level; and unabsorbed information technology and occupancy. In addition, Applied does not allocate to its reportable segments restructuring and asset impairment charges and any associated adjustments related to restructuring actions, unless these actions pertain to a specific reportable segment.
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
The competitive environment for the Silicon Systems Group in the first half of fiscal 2013 reflected continued investment in the semiconductor industry, driven by the demands of mobile computing. Foundry customers added significant capacity for advanced technology nodes and remain the primary driver of net sales of the Silicon Systems Group. Investment by memory customers increased during the period but remained at low levels, as manufacturers of DRAM and NAND balance supply with demand in their markets. Memory spending remained focused on technology conversions to fulfill growing demand for mobility-related end markets.
With the acquisition of Varian, Applied acquired ion implantation technology for c-Si solar cell manufacturing that was recorded under the Silicon Systems Group segment in fiscal 2012. In fiscal 2013, Applied began marketing the solar implant products commercially through its Energy and Environmental Solutions segment. Accordingly, effective in the first quarter of fiscal 2013, Applied accounts for its solar implant products under the Energy and Environmental Solutions segment. The effect of the solar implant products was not material to the operations of either the Silicon Systems Group or Energy and Environmental Solutions segments.

Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	April 28, 2013	January 27, 2013	April 29, 2012	Q2 2013 over Q1 2013		Q2 2013 over Q2 2012

	(In millions, except percentages and ratios)
New orders	$1,551	$1,363	$1,969	$188	14%	$(418)	(21)%
Net sales	1,291	969	1,777	322	33%	(486)	(27)%
Book to bill ratio	1.2	1.4	1.1
Operating income	283	134	504	149	111%	(221)	(44)%
Operating margin	21.9%	13.8%	28.4%		8.1 points		(6.5) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$329	$180	$574	149	83%	(245)	(43)%
Non-GAAP adjusted operating margin percent	25.5%	18.6%	32.3%		6.9 points		(6.8) points

	Six Months Ended		Change
	April 28, 2013	April 29, 2012	YTD Q2 2013 over YTD Q2 2012

	(In millions, except percentages and ratios)
New orders	$2,914	$3,387	$(473)	(14)%
Net sales	2,260	3,121	(861)	(28)%
Book to bill ratio	1.3	1.1
Operating income	417	775	(358)	(46)%
Operating margin	18.5%	24.8%		(6.3) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$509	$960	(451)	(47)%
Non-GAAP adjusted operating margin percent	22.5%	30.8%		(8.3) points

Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below.

New orders for the Silicon Systems Group by end use application for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 28, 2013	January 27, 2013	April 29, 2012	April 28, 2013	April 29, 2012
Foundry	66%	73%	72%	69%	66%
Memory	21%	15%	16%	18%	22%
Logic and other	13%	12%	12%	13%	12%
	100%	100%	100%	100%	100%

New orders for the second quarter of fiscal 2013 increased compared to the prior quarter primarily due to increased demand from memory and logic and other customers. Net sales for the second quarter of fiscal 2013 increased compared to the prior quarter primarily due to increased investments from foundry and memory customers. Approximately 61 percent of net sales in the second quarter of fiscal 2013 were for orders received and shipped within the quarter. Operating income and non-GAAP adjusted operating income also increased in the first quarter of fiscal 2013 compared to the prior quarter, reflecting an increase in net sales and lower inventory charges, partially offset by increased spending on RD&E activities and changes in product mix. Three customers accounted for approximately 68 percent of this segment's total new orders and net sales for the second quarter of fiscal 2013.
New orders for the second quarter of fiscal 2013 decreased compared to the same period in fiscal 2012 mainly due to lower demand from foundry customers. Net sales during the current quarter decreased compared to the same period in fiscal 2012 due mostly to lower sales to foundry and memory customers. Both new orders and net sales for the first half of fiscal 2013 decreased compared to the prior year primarily due to lower demand and spending from foundry and memory customers. Operating income and non-GAAP adjusted operating income decreased in the second quarter and first half of fiscal 2013 compared to the same periods in the prior year, reflecting a decrease in net sales and changes in product mix.
The following regions accounted for at least 30 percent of total net sales for the Silicon Systems Group segment for one or more of the periods indicated:

	Three Months Ended						Change
	April 28, 2013		January 27, 2013		April 29, 2012		Q2 2013 over Q1 2013	Q2 2013 over Q2 2012

	(In millions, except percentages)
Taiwan	$716	55%	$462	48%	$473	27%	55%	51%
Korea	$113	9%	$116	12%	$650	37%	(3)%	(83)%

	Six Months Ended				Change
	April 28, 2013		April 29, 2012		YTD Q2 2013 over YTD Q2 2012

	(In millions, except percentages)
Taiwan	$1,178	52%	$748	24%	57%
Korea	$229	10%	$1,203	39%	(81)%

Applied Global Services Segment
The Applied Global Services segment encompasses spares, upgrades, services, remanufactured earlier generation equipment (including 200mm systems) and factory automation software for semiconductor, display and solar manufacturing. These products are designed to improve customers' operating efficiency, optimize their operating costs, and lessen the environmental impact of their factories. Customer demand for products and services is fulfilled through a global distribution system with trained service engineers located in close proximity to customer sites.
Industry conditions that affected Applied Global Services' sales of spares and services during the first half of fiscal 2013 were principally semiconductor manufacturers' wafer starts as well as utilization rates.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	April 28, 2013	January 27, 2013	April 29, 2012	Q2 2013 over Q1 2013		Q2 2013 over Q2 2012

	(In millions, except percentages and ratios)
New orders	$481	$544	$650	$(63)	(12)%	$(169)	(26)%
Net sales	517	471	551	46	10%	(34)	(6)%
Book to bill ratio	0.9	1.2	1.2
Operating income	118	89	109	29	33%	9	8%
Operating margin	22.8%	18.9%	19.8%		3.9 points		3.0 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	120	91	111	29	32%	9	8%
Non-GAAP adjusted operating margin percent	23.2%	19.3%	20.1%		3.9 points		3.1 points

	Six Months Ended		Change
	April 28, 2013	April 29, 2012	YTD Q2 2013 over YTD Q2 2012

	(In millions, except percentages and ratios)
New orders	$1,025	$1,167	$(142)	(12)%
Net sales	988	1,085	(97)	(9)%
Book to bill ratio	1.0	1.1
Operating income	207	216	(9)	(4)%
Operating margin	21.0%	19.9%		1.1 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$211	$224	(13)	(6)%
Non-GAAP adjusted operating margin percent	21.4%	20.6%		0.8 points

Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below.

New orders for the second quarter of fiscal 2013 decreased compared to the prior quarter primarily due to the timing of service contract renewals which typically occur during the first quarter of a fiscal year, partially offset by increased demand for 200mm equipment systems. The increase in net sales for the second quarter of fiscal 2013 from the prior quarter was mostly due to increased investments in 200mm equipment systems, which together with a favorable change in product mix, resulted in increased operating income and non-GAAP adjusted operating income. Operating income for each of the second and first quarters of fiscal 2013 included restructuring and asset impairment charges of $1 million associated with the 2012 EES Restructuring Plan and the integration of Varian.
New orders for the second quarter and first half of fiscal 2013 decreased compared to the same periods in fiscal 2012 mainly due to an order for thin film solar equipment of $95 million in the second quarter of fiscal 2012 and decreased demand for semiconductor spares and services. Net sales for the second quarter of fiscal 2013 decreased compared to the same period in the prior year due mainly to decreased investments in semiconductor spares, while net sales for the first half of fiscal 2013 decreased compared to the same period in fiscal 2012 primarily due to decreased investments in semiconductor spares and services, and 200mm equipment systems. Operating income and non-GAAP adjusted operating income increased in the second quarter of fiscal 2013 from the second quarter of fiscal 2012 due mostly to changes in product mix, material cost reduction and headcount reduction. Operating income and non-GAAP adjusted operating income decreased in the first half of fiscal 2013, reflecting the decrease in net sales.
There was no single region that accounted for at least 30 percent of total net sales for the Applied Global Services segment for any of the periods presented.
Display Segment
The Display segment encompasses products for manufacturing LCDs, organic light-emitting diodes (OLEDs), and other display technologies for TVs, personal computers (PCs), tablets, smart phones, and other consumer-oriented devices. The segment is focused on expanding market share through technologically-differentiated equipment for manufacturing large-scale TVs; entry into new markets such as the LTPS, metal oxide, and touch panel sectors; and development of products that enable cost reductions through productivity and uniformity. Historically, display industry growth has depended primarily on consumer demand for increasingly larger and more advanced LCD TVs. More recently, mobility-related markets have represented the majority of this segment's orders and net sales.
The market environment for Applied's Display segment in the first half of fiscal 2013 was characterized by continued demand for touch screen and high-end mobile devices, as well as the initial recovery of the LCD TV equipment market.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	April 28, 2013	January 27, 2013	April 29, 2012	Q2 2013 over Q1 2013		Q2 2013 over Q2 2012

	(In millions, except percentages and ratios)
New orders	$195	$138	$84	$57	41%	$111	132%
Net sales	127	87	134	40	46%	(7)	(5)%
Book to bill ratio	1.5	1.6	0.6
Operating income	19	3	7	16	533%	12	171%
Operating margin	15.0%	3.4%	5.2%		11.6 points		9.8 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$21	$5	$9	16	320%	12	133%
Non-GAAP adjusted operating margin percent	16.5%	5.7%	6.7%		10.8 points		9.8 points

	Six Months Ended		Change
	April 28, 2013	April 29, 2012	YTD Q2 2013 over YTD Q2 2012

	(In millions, except percentages and ratios)
New orders	$333	$124	$209	169%
Net sales	214	238	(24)	(10)%
Book to bill ratio	1.6	0.5
Operating income	22	12	10	83%
Operating margin	10.3%	5.0%		5.3 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$26	$16	10	63%
Non-GAAP adjusted operating margin percent	12.1%	6.7%		5.4 points

Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below.
New orders for the second quarter of fiscal 2013 increased compared to the prior quarter primarily reflecting increased demand for LCD TV equipment and continued demand for LTPS systems. Net sales also increased for the second quarter of fiscal 2013 compared to the prior quarter, with mobility-related products representing approximately 70 percent of net sales. Operating income and non-GAAP adjusted operating income were primarily affected by the higher level of net sales and improved operating efficiency as Applied continues to reduce its operating costs. Three customers accounted for 79 percent of net sales for the Display segment in the second quarter of fiscal 2013, of which one customer accounted for 41 percent of net sales for the segment.
New orders for the second quarter and first half of fiscal 2013 increased compared to the same periods in the prior year primarily due to increased demand for LCD TV equipment as a result of improvement in LCD TV market conditions. Net sales for the second quarter and first half of fiscal 2013 decreased compared to the same periods in fiscal 2012 primarily due to lower investments in LCD TV equipment, reflecting lower orders during the industry down cycle in fiscal 2012. Operating income and non-GAAP adjusted operating income increased for the second quarter and first half of fiscal 2013 compared to the comparable periods in fiscal 2012, despite decreases in net sales, as a result of favorable changes in product mix and operating cost reductions.
The following regions accounted for at least 30 percent of total net sales for the Display segment for one or more of the periods indicated:

	Three Months Ended						Change
	April 28, 2013		January 27, 2013		April 29, 2012		Q2 2013 over Q1 2013	Q2 2013 over Q2 2012

	(In millions, except percentages)
Korea	$59	46%	$43	49%	$26	19%	37%	127%
China	$30	24%	$44	51%	$1	1%	(32)%	—
Taiwan	$9	7%	$—	—%	$92	69%	100%	(90)%

	Six Months Ended				Change
	April 28, 2013		April 29, 2012		YTD Q2 2013 over YTD Q2 2012

	(In millions, except percentages)
Korea	$102	48%	$46	19%	122%
China	$74	35%	$20	8%	270%
Taiwan	$9	4%	$137	58%	(93)%

Energy and Environmental Solutions Segment
The Energy and Environmental Solutions segment includes products for fabricating c-Si solar PVs, as well as high throughput roll-to-roll coating (web) systems for flexible electronics and other applications. This business is focused on delivering solutions to generate and conserve energy, with an emphasis on lowering the cost to produce solar power by providing equipment to enhance manufacturing scale and efficiency. While end-demand for solar PVs has been robust over the last several years, investment levels in capital equipment have experienced considerable volatility. Global solar PV production capacity exceeds anticipated demand, which has caused solar PV manufacturers to significantly reduce or delay investments in manufacturing capacity and new technology, or in some instances, to cease operations.
The solar PV industry environment in the first half of fiscal 2013 was characterized by continued excess manufacturing capacity despite continued growth in end-market demand.  As a result, solar cell and wafering customers are deferring purchases of new equipment.
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
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	April 28, 2013	January 27, 2013	April 29, 2012	Q2 2013 over Q1 2013			Q2 2013 over Q2 2012

	(In millions, except percentages and ratios)
New orders	$39	$68	$62	$(29)	(43)%		$(23)	(37)%
Net sales	38	46	79	(8)	(17)%		(41)	(52)%
Book to bill ratio	1.0	1.5	0.8
Operating loss	(322)	(54)	(63)	(268)	(496)%		(259)	(411)%
Operating margin	(847.4)%	(117.4)%	(79.7)%		(730.0) points			(767.7) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating loss	(34)	(44)	(57)	10	23%		23	40%
Non-GAAP adjusted operating margin percent	(89.5)%	(95.7)%	(72.2)%		6.2	points		(17.3) points

	Six Months Ended		Change
	April 28, 2013	April 29, 2012	YTD Q2 2013 over YTD Q2 2012

	(In millions, except percentages and ratios)
New orders	$107	$95	$12	13%
Net sales	84	286	(202)	(71)%
Book to bill ratio	1.3	0.3
Operating loss	(376)	(86)	(290)	(337)%
Operating margin	(447.6)%	(30.1)%		(417.5) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating loss	$(78)	$(74)	(4)	(5)%
Non-GAAP adjusted operating margin percent	(92.9)%	(25.9)%		(67.0) points

Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below.

New orders and net sales for the second quarter and first half of fiscal 2013 remained at low levels due to continued excess manufacturing capacity in the solar industry, which resulted in operating losses for the segment. Non-GAAP adjusted operating loss slightly decreased for the second quarter of fiscal 2013 compared to the prior quarter and second quarter of fiscal 2012 due to spending reductions resulting from restructuring activities and continued cost reduction measures. More than 80 percent of new orders and more than 60 percent of net sales during the second quarter of fiscal 2013 related to roll-to-roll deposition equipment. One customer accounted for approximately 34 percent of net sales for the Energy and Environmental Solutions segment in the second quarter of fiscal 2013.
The following regions accounted for at least 30 percent of total net sales for the Energy and Environmental Solutions segment for one or more of the periods presented:

	Three Months Ended						Change
	April 28, 2013		January 27, 2013		April 29, 2012		Q2 2013 over Q1 2013	Q2 2013 over Q2 2012

	(In millions, except percentages)
Taiwan	$3	8%	$7	15%	$7	9%	(57)%	(57)%
China	$21	55%	$15	33%	$42	53%	40%	(50)%

	Six Months Ended				Change
	April 28, 2013		April 29, 2012		YTD Q2 2013 over YTD Q2 2012

	(In millions, except percentages)
Taiwan	$10	12%	$98	34%	(90)%
China	$36	43%	$127	44%	(72)%
Operating income for the second quarter and first half of fiscal 2013 included restructuring and asset impairment charges of $6 million and $9 million, respectively, associated with the 2012 EES Restructuring Plan discussed above.
During the second quarter of fiscal 2013, Applied performed a two-step goodwill impairment test. Applied concluded that the Energy and Environmental Solutions reporting unit's carrying value exceeded its fair value and therefore recorded a $224 million goodwill impairment charge. In addition, Applied also performed an impairment test for long-lived assets associated with the reporting unit and determined that the majority of intangible assets were impaired. Accordingly, Applied recorded an impairment charge of $54 million related to these intangible assets. See discussion in the Impairment of Goodwill and Intangible Assets section above and Note 8 of Notes to the Consolidated Condensed Financial Statements for further details.

Financial Condition, Liquidity and Capital Resources
Applied's cash, cash equivalents and investments consist of the following:

	April 28, 2013	October 28, 2012

	(In millions)
Cash and cash equivalents	$1,545	$1,392
Short-term investments	225	545
Long-term investments	1,080	1,055
Total cash, cash-equivalents and investments	$2,850	$2,992
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Six Months Ended
	April 28, 2013	April 29, 2012

	(In millions)
Cash provided by operating activities	$240	$784
Cash provided by (used in) investing activities	$192	$(4,416)
Cash used in financing activities	$(279)	$(563)
Cash from operating activities for the six months ended April 28, 2013 was $240 million, which reflects the excess of non-cash charges over the changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation, impairment of goodwill and intangible assets, and restructuring and asset impairments. Cash from operations was negatively affected by increases in accounts receivable, inventories and other assets, and decreases in accounts payable and accrued expenses. The increases in accounts receivable and inventories were mainly due to higher net sales and inventory purchases, reflecting increased new orders. The decreases in accounts payable and accrued expenses were mostly related to cash usage for existing restructuring plans and variable compensation programs, partially offset by higher inventory purchases.
Applied did not utilize programs to discount letters of credit issued by customers during the three and six months ended April 28, 2013 and April 29, 2012. Discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. There was no factoring of accounts receivable or discounting of promissory notes during the three and six months ended April 28, 2013 and during the three months ended April 29, 2012. Applied factored accounts receivable and discounted promissory notes of $70 million during the six months ended April 29, 2012. Applied’s working capital was $2.9 billion both at April 28, 2013 and at October 28, 2012.
Days sales, inventory and payable outstanding at the end of each of the periods indicated are:

	April 28, 2013	January 27, 2013	April 29, 2012

Days sales outstanding	59	64	64
Days inventory outstanding	103	117	95
Days payable outstanding	41	39	30
Days sales outstanding varies due to the timing of shipments and the payment terms. Days sales outstanding decreased in the second quarter of fiscal 2013 compared to the prior quarter primarily due to an increase in net sales, better linearity and reduction of extended payment terms, partially offset by slightly slower collection rate. Days inventory outstanding decreased in the second quarter of fiscal 2013 compared to the prior quarter due to the increase in net sales, while days payable outstanding increased quarter over quarter due to higher inventory purchases and accounts payable balances due to increased new orders.
Applied generated $192 million of cash from investing activities during the six months ended April 28, 2013. Proceeds from sales and maturities of investments, net of purchases of investments, totaled $293 million and capital expenditures were $100 million during the six months ended April 28, 2013. During the six months ended April 29, 2012, Applied used $4.4 billion in investing activities, primarily due to the acquisition of Varian.

Applied used cash for financing activities in the amount of $279 million during the six months ended April 28, 2013, consisting primarily of $216 million in payment of cash dividends to stockholders and $148 million in repurchases of common stock, offset by proceeds from stock issuances related to equity compensation awards of $85 million.
In March 2013, Applied's Board of Directors declared a quarterly cash dividend in the amount of $0.10 per share, and in December 2012, declared a quarterly cash dividend in the amount of $0.09 per share. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in May 2016. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at April 28, 2013. Remaining credit facilities in the amount of approximately $81 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both April 28, 2013 and October 28, 2012 and Applied has not utilized these credit facilities.
Applied has debt agreements that contain financial and other covenants. These covenants require Applied to maintain certain minimum financial ratios. At April 28, 2013, Applied was in compliance with all such covenants. See Note 9 of Notes to Consolidated Condensed Financial Statements for additional discussion of long-term debt.
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of April 28, 2013, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $43 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of April 28, 2013, Applied Materials, Inc. has provided parent guarantees to banks for approximately $102 million to cover these arrangements.
Applied’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, municipal bonds, corporate bonds and mortgage-backed and asset-backed securities, as well as equity securities. Applied regularly monitors the credit risk in its investment portfolio and takes appropriate measures, which may include the sale of certain securities, to manage such risks prudently in accordance with its investment policies. During the three and six months ended April 28, 2013, Applied did not recognize any impairment of its marketable securities. At April 28, 2013, gross unrealized losses due to a decrease in the fair value of certain fixed income securities were not material.
During the six months ended April 28, 2013, Applied recorded a favorable adjustment of $5 million to the allowance for doubtful accounts. While Applied believes that its allowance for doubtful accounts at April 28, 2013 is adequate, it will continue to closely monitor customer liquidity and economic conditions.
As of April 28, 2013, approximately $1.3 billion of cash, cash equivalents, and marketable securities held by foreign subsidiaries may be subject to U.S. taxes if repatriated for U.S. operations. Of this amount, Applied intends to permanently reinvest approximately $0.9 billion of these funds outside of the U.S. and does not plan to repatriate these funds. For the remaining cash, cash equivalents and marketable securities held by foreign subsidiaries, U.S. taxes have been provided for in the financial statements.
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

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results:
APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended			Six Months Ended
(In millions, except percentages)	April 28, 2013	January 27, 2013	April 29, 2012	April 28, 2013	April 29, 2012

Non-GAAP Adjusted Gross Margin
Reported gross margin (GAAP basis)	$808	$582	$1,011	$1,390	$1,797
Certain items associated with acquisitions[1]	43	43	59	86	163
Acquisition integration and deal costs	1	1	—	2	—
Non-GAAP adjusted gross margin	$852	$626	$1,070	$1,478	$1,960
Non-GAAP adjusted gross margin percent (% of net sales)	43.2%	39.8%	42.1%	41.7%	41.4%
Non-GAAP Adjusted Operating Income
Reported operating income (loss) (GAAP basis)	$(68)	$39	$409	$(29)	$588
Impairment of goodwill and intangible assets	278	—	—	278	—
Certain items associated with acquisitions[1]	53	54	71	107	186
Acquisition integration and deal costs	12	10	10	22	60
Restructuring charges and asset impairments[2,3,4]	10	9	—	19	—
Non-GAAP adjusted operating income	$285	$112	$490	$397	$834
Non-GAAP adjusted operating margin percent (% of net sales)	14.4%	7.1%	19.3%	11.2%	17.6%
Non-GAAP Adjusted Net Income
Reported net income (loss) (GAAP basis)	$(129)	$34	$289	$(95)	$406
Impairment of goodwill and intangible assets	278	—	—	278	—
Certain items associated with acquisitions[1]	53	54	71	107	186
Acquisition integration and deal costs	12	10	10	22	60
Restructuring charges and asset impairments[2,3,4]	10	9	—	19	—
Impairment of strategic investments	2	—	3	2	3
Reinstatement of federal R&D tax credit	(3)	(10)	—	(13)	—
Resolution of prior uncertainties and audits of prior years’ income tax filings	—	(11)	(7)	(11)	(7)
Income tax effect of non-GAAP adjustments	(24)	(17)	(17)	(41)	(59)
Non-GAAP adjusted net income	$199	$69	$349	$268	$589

1	These items are incremental charges attributable to acquisitions, consisting of inventory fair value adjustments on products sold, and amortization of purchased intangible assets.

2
Results for the three months ended April 28, 2013 included $4 million of employee-related costs related to the restructuring program announced on October 3, 2012 and restructuring and asset impairment charges of $6 million related to the restructuring program announced on May 10, 2012.

3
Results for the three months ended January 27, 2013 included $4 million of employee-related costs, net, related to the restructuring program announced on October 3, 2012, asset impairment charges of $3 million related to the restructuring program announced on May 10, 2012 and severance charges of $2 million related to the integration of Varian.

4
Results for the six months ended April 28, 2013 included $8 million of employee-related costs, net, related to the restructuring program announced on October 3, 2012, restructuring and asset impairment charges of $9 million related to the restructuring program announced on May 10, 2012 and severance charges of $2 million related to the integration of Varian

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended			Six Months Ended
(In millions, except per share amounts)	April 28, 2013	January 27, 2013	April 29, 2012	April 28, 2013	April 29, 2012

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings (loss) per diluted share (GAAP basis)	$(0.11)	$0.03	$0.22	$(0.08)	$0.31
Impairment of goodwill and intangible assets	0.22	—	—	0.22	—
Certain items associated with acquisitions	0.04	0.03	0.04	0.07	0.11
Acquisition integration and deal costs	0.01	0.01	0.01	0.02	0.03
Restructuring charges and asset impairments	—	0.01	—	0.01	—
Reinstatement of federal R&D tax credit and resolution of prior uncertainties and audits of prior years’ income tax filings	—	(0.02)	—	(0.02)	—
Non-GAAP adjusted earnings per diluted share	$0.16	$0.06	$0.27	$0.22	$0.45
Weighted average number of diluted shares	1,217	1,212	1,301	1,216	1,305

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended			Six Months Ended
(In millions, except percentages)	April 28, 2013	January 27, 2013	April 29, 2012	April 28, 2013	April 29, 2012

SSG Non-GAAP Adjusted Operating Income
Reported operating income (GAAP basis)	$283	$134	$504	$417	$775
Certain items associated with acquisitions[1]	45	44	60	89	161
Acquisition integration and deal costs	1	1	10	2	24
Restructuring charges and asset impairments[3,4]	—	1	—	1	—
Non-GAAP adjusted operating income	$329	$180	$574	$509	$960
Non-GAAP adjusted operating margin percent (% of net sales)	25.5%	18.6%	32.3%	22.5%	30.8%
AGS Non-GAAP Adjusted Operating Income
Reported operating income (GAAP basis)	$118	$89	$109	$207	$216
Certain items associated with acquisitions[1]	1	1	2	2	8
Restructuring charges and asset impairments[2,3,4]	1	1	—	2	—
Non-GAAP adjusted operating income	$120	$91	$111	$211	$224
Non-GAAP adjusted operating margin percent (% of net sales)	23.2%	19.3%	20.1%	21.4%	20.6%
Display Non-GAAP Adjusted Operating Income
Reported operating income (GAAP basis)	$19	$3	$7	$22	$12
Certain items associated with acquisitions[1]	2	2	2	4	4
Non-GAAP adjusted operating income	$21	$5	$9	$26	$16
Non-GAAP adjusted operating margin percent (% of net sales)	16.5%	5.7%	6.7%	12.1%	6.7%
EES Non-GAAP Adjusted Operating Loss
Reported operating loss (GAAP basis)	$(322)	$(54)	$(63)	$(376)	$(86)
Impairment of goodwill and intangible assets	278	—	—	278	—
Certain items associated with acquisitions[1]	5	7	6	12	12
Restructuring charges and asset impairments[2,3,4]	5	3	—	8	—
Non-GAAP adjusted operating loss	$(34)	$(44)	$(57)	$(78)	$(74)
Non-GAAP adjusted operating margin percent (% of net sales)	(89.5)%	(95.7)%	(72.2)%	(92.9)%	(25.9)%

1	These items are incremental charges attributable to acquisitions, consisting of inventory fair value adjustments on products sold, and amortization of purchased intangible assets.

2	Results for the three months ended April 28, 2013 included restructuring and asset impairment charges of $6 million related to the restructuring program announced on May 10, 2012.

3
Results for the three months ended January 27, 2013 included asset impairment charges of $3 million related to the restructuring program announced on May 10, 2012 and severance charges of $2 million related to the integration of Varian.

4
Results for the six months ended April 28, 2013 included restructuring and asset impairment charges of $9 million related to the restructuring program announced on May 10, 2012 and severance charges of $2 million related to the integration of Varian.

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
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $1.2 billion at April 28, 2013. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at April 28, 2013, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $22 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. At April 28, 2013, the carrying amount of debt issued by Applied was $1.9 billion with an estimated fair value of $2.2 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s debt issuances of approximately $204 million at April 28, 2013.
Certain operations of Applied are conducted in foreign currencies, such as Japanese yen, euro, Israeli shekel, Taiwanese dollar and Swiss franc. Applied enters into currency forward exchange and option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions generally expected to occur within the next 24 months. Gains and losses on these contracts are generally recognized in income at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on currency forward exchange and option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes.

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
Changes in Internal Control Over Financial Reporting
During the second quarter of fiscal 2013, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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
As a supplier to the global semiconductor, flat panel display, and solar industries, Applied is subject to business cycles, the timing, length and volatility of which can be difficult to predict and which vary by reportable segment. These industries historically have been cyclical due to sudden changes in customers’ requirements for new manufacturing capacity and advanced technology, which depend in part on customers’ capacity utilization, production volumes, access to affordable capital, end-use demand, consumer buying patterns, and inventory levels relative to demand, as well as the rate of technology transitions and general economic conditions. These changes have affected the timing and amounts of customers’ purchases and investments in technology, and continue to affect Applied’s orders, net sales, operating expenses and net income.
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
Uncertainty about future economic and industry conditions also makes it more challenging for Applied to forecast its operating results, make business decisions, and identify and prioritize the risks that may affect its businesses, sources and uses of cash, financial condition and results of operations. Applied may be required to implement additional cost reduction efforts, including restructuring activities, which may adversely affect Applied’s ability to capitalize on opportunities. In addition, Applied maintains an investment portfolio that is subject to general credit, liquidity, foreign exchange, market and interest rate risks. The risks to Applied’s investment portfolio may be exacerbated if financial market conditions deteriorate and, as a result, the value and liquidity of the investment portfolio, as well as returns on pension assets, could be negatively impacted and lead to impairment charges. Applied also maintains cash balances in various bank accounts globally in order to fund normal operations. If any of these financial institutions becomes insolvent, it could limit Applied’s ability to access cash in the affected accounts.

Applied is exposed to risks as a result of ongoing changes in the various industries in which it operates.
The global semiconductor, flat panel display, solar and related industries in which Applied operates are characterized by ongoing changes affecting some or all of these industries that impact demand for and/or the profitability of Applied's products, including:

•
the nature, timing and degree of visibility of changes in end demand for electronic products, including those related to fluctuations in consumer buying patterns tied to seasonality or the introduction of new products, and the effects of these changes on customers’ businesses and, in turn, on demand for Applied’s products;

•	increasing capital requirements for building and operating new fabrication plants and customers’ ability to raise the necessary capital;

•	differences in growth rates among the semiconductor, display and solar industries;

•	the increasing importance of establishing, improving and maintaining strong relationships with customers;

•	the increasing cost and complexity for customers to move from product design to volume manufacturing, which may slow the adoption rate of new manufacturing technology;

•	the need to continually reduce the total cost of manufacturing system ownership, due in part to greater demand for lower-cost consumer electronics compared to business information technology spending;

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
The largest proportion of Applied’s consolidated net sales and profitability has been and continues to be derived from sales of manufacturing equipment by the Silicon Systems Group to the global semiconductor industry. In addition, a majority of the revenues of Applied Global Services is from sales of service products to semiconductor manufacturers. The semiconductor industry is characterized by ongoing changes particular to this industry that impact demand for and/or the profitability of Applied's semiconductor equipment and service products, including:

•
the increasing cost of research and development due to many factors, including: decreasing linewidths on a chip, the use of new materials, new and more complex device structures, more applications and process steps, increasing chip design costs, and the increasing cost and complexity of integrated manufacturing processes;

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
Investment levels in capital equipment for the global solar industry have experienced considerable volatility. Global solar PV production capacity exceeds anticipated end-use demand, causing customers to significantly reduce or delay investments in manufacturing capacity and new technology, or to cease operations. The global solar market is characterized by ongoing changes specific to this industry that impact demand for and/or the profitability of Applied’s solar products, including:

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

•	the varying levels of operating and industry experience among solar PV manufacturers and the resulting differences in the nature and extent of customer support services requested from Applied;

•	challenges associated with marketing and selling manufacturing equipment and services to a diverse and diffuse customer base;

•	the growth of market segments in which Applied does not participate, such as passivation and furnaces;

•	the availability and condition of used solar equipment, which impacts demand for new equipment;

•	complexities associated with government-affiliated entities as customers, for example in China;

•	the financial condition of solar PV customers and their access to affordable financing and capital; and

•
solar panel manufacturing overcapacity, which has led to weak industry operating performance and outlooks, deterioration of the solar equipment market, and a worsening of the financial condition of certain customers.

Applied is exposed to risks as a result of ongoing changes specific to the flat panel display industry.
The global flat panel display industry historically has experienced considerable volatility in capital equipment investment levels, due in part to the limited number of LCD manufacturers, the concentrated nature of LCD end-use applications, excess production capacity relative to end-use demand, and panel manufacturer profitability. Industry growth has depended primarily on consumer demand for increasingly larger and more advanced LCD TVs and, more recently, on demand for smartphones and other mobile devices, which demand is highly sensitive to cost and improvements in technologies and features. The display industry is characterized by ongoing changes particular to this industry that impact demand for and/or the profitability of Applied's display products, including:

•
the timing and extent of a planned expansion of manufacturing facilities in China by Chinese display manufacturers and manufacturers from other countries, and the ability of non-Chinese manufacturers to obtain government approvals on a timely basis;

•
the rate of transition to larger substrate sizes for LCD TVs and the resulting effect on capital intensity in the industry and on Applied’s product differentiation, gross margin and return on investment;

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
Applied’s semiconductor customer base historically has been, and is becoming even more, highly concentrated as a result of economic and industry conditions. In the second quarter of fiscal 2013, three semiconductor manufacturers accounted for 68 percent of Silicon Systems Group net sales and two customers accounted for 46 percent of Applied’s consolidated net sales. Applied’s display customer base is also highly concentrated, while concentration within Applied’s solar customer base varies depending on the product line but is increasing due to challenging industry conditions. Applied’s customer base is also geographically-concentrated. In the second quarter of fiscal 2013, customers in Taiwan accounted for 55 percent of net sales for the Silicon Systems Group segment; customers in Korea and China accounted for 70 percent of the net sales for the Display segment; and customers in China accounted for 55 percent of net sales for the Energy and Environmental Solutions segment.
In addition, certain customers have experienced significant ownership or management changes, consolidated with other manufacturers, outsourced manufacturing activities, or engaged in collaboration or cooperation arrangements with other manufacturers. Customers have entered into strategic alliances or industry consortia that have increased the influence of key industry participants in technology decisions made by their partners. Also, certain customers are making an increasingly greater percentage of their respective industry’s capital equipment investments. Further, claims or litigation involving key industry participants have resulted and may continue to result in changes in their sourcing strategies and other outcomes. In this environment, contracts or orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of Applied’s business. The mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they substantially reduce, delay or cancel orders, Applied may not be able to replace the business. As Applied’s products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant, non-recoverable costs. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to Applied.
Applied is exposed to the risks of operating a global business.
In the second quarter of fiscal 2013, approximately 82 percent of Applied’s net sales were to customers in regions outside the United States. Moreover, China now represents the largest market for various electronic products, such as TVs, PCs, and smartphones. Certain of Applied’s R&D and manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in Singapore, Taiwan, China, Korea, Israel, Germany and Italy. Applied is also expanding its business and operations in new countries. The global nature of Applied’s business and operations, combined with the need to continually improve the Company’s operating cost structure, presents challenges, including but not limited to those arising from:

•	varying regional and geopolitical business conditions and demands;

•
political and social attitudes, laws, rules, regulations and policies within countries that favor domestic companies over non-domestic companies, including customer- or government-supported efforts to promote the development and growth of local competitors;

•	customer- or government-supported efforts to influence Applied to conduct more of its operations and sourcing in a particular country, such as Korea and China;

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
Applied’s business depends on its timely supply of equipment, services and related products that meet the rapidly changing technical and volume requirements of its customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers, including contract manufacturers. Some key parts are subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers located in countries other than the countries where Applied conducts its manufacturing, including China and Korea. Cyclical industry conditions and the volatility of demand for manufacturing equipment increase capital, technical, operational and other risks for Applied and for companies throughout its supply chain. Further, the uncertain global economic conditions and industry slowdowns have caused, and may continue to cause, some suppliers to scale back operations, exit businesses, merge with other companies, or file for bankruptcy protection and possibly cease operations. Applied may also experience significant interruptions of its manufacturing operations, delays in its ability to deliver products or services, increased costs or customer order cancellations as a result of:

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
Applied has a significant amount of goodwill and other acquired intangible assets related to acquisitions. Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year, and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The review compares the fair value for each of Applied’s reporting units to its associated carrying value, including goodwill. Factors that could lead to impairment of goodwill and intangible assets include adverse industry or economic trends, reduced estimates of future cash flows, declines in the market price of Applied common stock, changes in Applied’s strategies or product portfolio, and restructuring activities. Applied’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. For example, in the second quarter of fiscal 2013, Applied recorded goodwill and intangible asset impairment charges. Applied may be required to record future charges to earnings during the period in which an impairment of goodwill or amortizable intangible assets is determined to exist.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information as of April 28, 2013 with respect to the shares of common stock repurchased by Applied during the second quarter of fiscal 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*

	(In millions, except per share amounts)
Month #1
(January 28, 2013 to February 24, 2013)	1.2	$13.49	$16	1.2	$1,766
Month #2
(February 25, 2013 to March 24, 2013)	3.3	$13.46	44	3.3	$1,722
Month #3
(March 25, 2013 to April 28, 2013)	3.0	$13.32	40	3.0	$1,682
Total	7.5	$13.41	$100	7.5

*	On March 5, 2012, the Board of Directors approved a stock repurchase program authorizing up to $3.0 billion in repurchases over the next three years, ending March 2015.

Item 6.    Exhibits
Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

†	Filed herewith.

‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ ROBERT J. HALLIDAY
Robert J. Halliday Senior Vice President, Chief Financial Officer (Principal Financial Officer)
May 23, 2013