Form 10-Q
period 2013-07-28
APPLIED MATERIALS INC /DE
filed 2013-08-22
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of July 28, 2013: 1,202,826,487

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 28, 2013

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
	(Unaudited)
	(In millions, except per share amounts)
Net sales	$1,975	$2,343	$5,521	$7,073
Cost of products sold	1,169	1,413	3,325	4,347
Gross margin	806	930	2,196	2,726
Operating expenses:
Research, development and engineering	334	309	982	933
Marketing and selling	111	118	334	374
General and administrative	97	137	348	465
Impairment of goodwill and intangible assets (Note 8)	—	—	278	—
Restructuring charges and asset impairments (Note 10)	14	44	33	44
Total operating expenses	556	608	1,975	1,816
Income from operations	250	322	221	910
Impairments of strategic investments (Notes 3 and 4)	3	—	5	3
Interest and other expenses (Note 9)	23	24	71	72
Interest and other income, net	4	4	11	13
Income before income taxes	228	302	156	848
Provision for income taxes	60	84	83	224
Net income	$168	$218	$73	$624
Earnings per share:
Basic	$0.14	$0.17	$0.06	$0.49
Diluted	$0.14	$0.17	$0.06	$0.48
Weighted average number of shares:
Basic	1,203	1,257	1,201	1,282
Diluted	1,220	1,268	1,218	1,292
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
	(Unaudited)
	(In millions)
Net income	$168	$218	$73	$624
Other comprehensive income (loss), net of tax:
Change in unrealized net gain on investments	(4)	(9)	3	(6)
Change in unrealized net gain on derivative investments	(2)	(4)	5	(4)
Change in defined benefit plan liability (Note 12)	—	—	(2)	—
Change in cumulative translation adjustments	(1)	1	(6)	(1)
Other comprehensive income (loss), net of tax	(7)	(12)	—	(11)
Comprehensive income	$161	$206	$73	$613
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	July 28, 2013	October 28, 2012

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents (Notes 3 and 4)	$1,745	$1,392
Short-term investments (Notes 3 and 4)	230	545
Accounts receivable, net (Note 6)	1,170	1,220
Inventories (Note 7)	1,358	1,272
Other current assets (Note 7)	734	673
Total current assets	5,237	5,102
Long-term investments (Notes 3 and 4)	1,055	1,055
Property, plant and equipment, net (Note 7)	872	910
Goodwill (Note 8)	3,294	3,518
Purchased technology and other intangible assets, net (Note 8)	1,148	1,355
Deferred income taxes and other assets (Note 13)	145	162
Total assets	$11,751	$12,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (Note 7)	$1,446	$1,510
Customer deposits and deferred revenue (Note 7)	756	755
Total current liabilities	2,202	2,265
Long-term debt (Note 9)	1,946	1,946
Other liabilities (Note 7)	649	656
Total liabilities	4,797	4,867
Stockholders’ equity (Note 11):
Common stock	12	12
Additional paid-in capital	6,055	5,863
Retained earnings	12,425	12,700
Treasury stock	(11,477)	(11,279)
Accumulated other comprehensive loss	(61)	(61)
Total stockholders’ equity	6,954	7,235
Total liabilities and stockholders’ equity	$11,751	$12,102
Amounts as of July 28, 2013 are unaudited. Amounts as of October 28, 2012 are derived from the October 28, 2012 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount

	(Unaudited)
	(In millions)
Balance at October 28, 2012	1,197	$12	$5,863	$12,700	699	$(11,279)	$(61)	$7,235
Net income	—	—	—	73	—	—	—	73
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—
Dividends	—	—	—	(348)	—	—	—	(348)
Share-based compensation	—	—	121	—	—	—	—	121
Issuance under stock plans, net of a tax benefit of $3 and other	21	—	71	—	—	—	—	71
Common stock repurchases	(15)	—	—	—	15	(198)	—	(198)
Balance at July 28, 2013	1,203	$12	$6,055	$12,425	714	$(11,477)	$(61)	$6,954
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	July 28, 2013	July 29, 2012

	(Unaudited)
	(In millions)
Cash flows from operating activities:
Net income	$73	$624
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	312	325
Impairment of goodwill and intangible assets	278	—
Restructuring charges and asset impairments	33	44
Deferred income taxes and other	(102)	144
Share-based compensation	121	138
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	51	183
Inventories	(85)	571
Other assets	18	47
Accounts payable and accrued expenses	(132)	(405)
Customer deposits and deferred revenue	—	(230)
Other liabilities	37	(1)
Cash provided by operating activities	604	1,440
Cash flows from investing activities:
Capital expenditures, net	(140)	(121)
Cash paid for acquisitions, net of cash acquired	(1)	(4,189)
Proceeds from sales and maturities of investments	737	765
Purchases of investments	(438)	(1,152)
Cash provided by (used in) investing activities	158	(4,697)
Cash flows from financing activities:
Proceeds from common stock issuances and others, net	125	51
Common stock repurchases	(198)	(900)
Payments of dividends to stockholders	(336)	(323)
Cash used in financing activities	(409)	(1,172)
Effect of exchange rate changes on cash and cash equivalents	—	(2)
Increase (decrease) in cash and cash equivalents	353	(4,431)
Cash and cash equivalents — beginning of year	1,392	5,960
Cash and cash equivalents — end of year	$1,745	$1,529
Supplemental cash flow information:
Cash payments for income taxes	$184	$233
Cash refunds from income taxes	$67	$5
Cash payments for interest	$85	$87

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 28, 2012 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 28, 2012 (2012 Form 10-K). Applied’s results of operations for the three and nine months ended July 28, 2013 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2013 and 2012 each contain 52 weeks, and the first nine months of fiscal 2013 and 2012 each contained 39 weeks.
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
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (FASB) issued authoritative guidance that will require an unrecognized tax benefit to be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, with certain exceptions. The authoritative guidance becomes effective for Applied in the first quarter of fiscal 2015, with early adoption permitted. The guidance is not expected to have an impact on Applied's financial position or results of operations.
In February 2013, the FASB issued authoritative guidance that will require a public entity to present in its annual and interim financial statements information about reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. The authoritative guidance becomes effective for Applied in the first quarter of fiscal 2014, with early adoption permitted, and is not expected to have an impact on Applied's financial position or results of operations.

Note 2	Earnings Per Share
Basic earnings per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, restricted stock units, and employee stock purchase plans shares) outstanding during the period. Net income has not been adjusted for any period presented for purposes of computing basic or diluted earnings per share as Applied has a non-complex capital structure.

	Three Months Ended		Nine Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012

	(In millions, except per share amounts)
Numerator:
Net income	$168	$218	$73	$624
Denominator:
Weighted average common shares outstanding	1,203	1,257	1,201	1,282
Effect of dilutive stock options, restricted stock units and employee stock purchase plan shares	17	11	17	10
Denominator for diluted earnings per share	1,220	1,268	1,218	1,292
Basic earnings per share	$0.14	$0.17	$0.06	$0.49
Diluted earnings per share	$0.14	$0.17	$0.06	$0.48
Potentially dilutive securities	1	11	1	12

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3	Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

July 28, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$600	$—	$—	$600
Cash equivalents:
Money market funds	1,145	—	—	1,145
Total Cash equivalents	1,145	—	—	1,145
Total Cash and Cash equivalents	$1,745	$—	$—	$1,745
Short-term and long-term investments:
U.S. Treasury and agency securities	$229	$1	$1	$229
Non-U.S. government securities*	11	—	—	11
Municipal securities	378	1	1	378
Commercial paper, corporate bonds and medium-term notes	257	2	1	258
Asset-backed and mortgage-backed securities	281	2	2	281
Total fixed income securities	1,156	6	5	1,157
Publicly traded equity securities	30	27	—	57
Equity investments in privately-held companies	71	—	—	71
Total short-term and long-term investments	$1,257	$33	$5	$1,285
Total Cash, Cash equivalents and Investments	$3,002	$33	$5	$3,030
 _________________________
* Includes agency and corporate debt securities guaranteed by non-U.S. governments, which consist of Australia, Canada and Germany.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

October 28, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$876	$—	$—	$876
Cash equivalents:
Money market funds	483	—	—	483
Municipal securities	33	—	—	33
Total Cash equivalents	516	—	—	516
Total Cash and Cash equivalents	$1,392	$—	$—	$1,392
Short-term and long-term investments:
U.S. Treasury and agency securities	$373	$1	$—	$374
Non-U.S. government securities	29	—	—	29
Municipal securities	396	2	—	398
Commercial paper, corporate bonds and medium-term notes	381	3	—	384
Asset-backed and mortgage-backed securities	294	4	—	298
Total fixed income securities	1,473	10	—	1,483
Publicly traded equity securities	32	15	—	47
Equity investments in privately-held companies	70	—	—	70
Total short-term and long-term investments	$1,575	$25	$—	$1,600
Total Cash, Cash equivalents and Investments	$2,967	$25	$—	$2,992

 Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments at July 28, 2013:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$195	$195
Due after one through five years	681	682
No single maturity date**	381	408
	$1,257	$1,285
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
At July 28, 2013 and October 28, 2012, gross unrealized losses related to Applied's investment portfolio were not material. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss was considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied determined that the gross unrealized losses on its marketable securities at July 28, 2013 and July 29, 2012 were temporary in nature and therefore it did not recognize any impairment of its marketable securities during the three and nine months ended July 28, 2013 or July 29, 2012. Applied recognized $3 million and $5 million of impairment charges on its equity investments in privately-held companies during the three and nine months ended July 28, 2013, respectively, and $3 million of impairment charges during the nine months ended July 29, 2012.
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
Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of July 28, 2013, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities (excluding cash balances) measured at fair value on a recurring basis are summarized below as of July 28, 2013 and October 28, 2012:

	July 28, 2013			October 28, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Money market funds	$1,145	$—	$1,145	$483	$—	$483
U.S. Treasury and agency securities	105	124	229	128	246	374
Non-U.S. government securities	—	11	11	—	29	29
Municipal securities	—	378	378	—	431	431
Commercial paper, corporate bonds and medium-term notes	—	258	258	—	384	384
Asset-backed and mortgage-backed securities	—	281	281	—	298	298
Publicly traded equity securities	57	—	57	47	—	47
Total	$1,307	$1,052	$2,359	$658	$1,388	$2,046
There were no transfers between Level 1 and Level 2 fair value measurements during the three and nine months ended July 28, 2013 or July 29, 2012. Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of July 28, 2013 or October 28, 2012.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. At July 28, 2013, equity investments in privately-held companies totaled $71 million, of which $61 million of investments were accounted for under the cost method of accounting and $10 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. At October 28, 2012, equity investments in privately-held companies totaled $70 million, of which $57 million of investments were accounted for under the cost method of accounting and $13 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. Applied recognized $3 million and $5 million of impairment charges on its equity investments in privately-held companies during the three and nine months ended July 28, 2013, respectively, and $3 million of impairment charges during the nine months ended July 29, 2012.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate fair value due to their short maturities. At July 28, 2013, the carrying amount of long-term debt was $1.9 billion and the estimated fair value was $2.1 billion. At October 28, 2012, the carrying amount of long-term debt was $1.9 billion and the estimated fair value was $2.3 billion. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues.

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

Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income or loss (AOCI) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to derivative instruments included in AOCI at July 28, 2013 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three and nine months ended July 28, 2013 and July 29, 2012.
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
The fair values of derivative instruments at July 28, 2013 and October 28, 2012 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effect of derivative instruments on the Consolidated Condensed Statements of Operations for the three and nine months ended July 28, 2013 and July 29, 2012 was as follows:

		Three Months Ended July 28, 2013			Three Months Ended July 29, 2012
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income
		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$7	$7	$(1)	$(8)	$—	$(1)
Foreign exchange contracts	General and administrative	—	3	(1)	—	(2)	—
Total		$7	$10	$(2)	$(8)	$(2)	$(1)

		Nine Months Ended July 28, 2013			Nine Months Ended July 29, 2012
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income
		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$29	$16	$(2)	$(3)	$5	$(1)
Foreign exchange contracts	General and administrative	—	6	(1)	—	(3)	(1)
Total		$29	$22	$(3)	$(3)	$2	$(2)

		Amount of Gain or (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
	Location of Gain or (Loss) Recognized in Income	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	General and administrative	$2	$(11)	$31	$3
Total		$2	$(11)	$31	$3

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of July 28, 2013.
Entering into foreign exchange contracts with banks exposes Applied to credit-related losses in the event of the banks’ nonperformance. However, Applied’s exposure is not considered significant.

Note 6    Accounts Receivable, Net
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied sells its accounts receivable without recourse. Applied, from time to time, also discounts letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements.
There was no factoring of accounts receivable or discounting of promissory notes during the three and nine months ended July 28, 2013 or the three months ended July 29, 2012. Applied factored accounts receivable and discounted promissory notes of $70 million during the nine months ended July 29, 2012. Applied did not utilize programs to discount letters of credit issued by customers during the three and nine months ended July 28, 2013 and July 29, 2012. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for doubtful accounts of $82 million at July 28, 2013 and $87 million at October 28, 2012. Applied sells principally to manufacturers within the semiconductor, display and solar industries. While Applied believes that its allowance for doubtful accounts is adequate and represents Applied’s best estimate as of July 28, 2013, Applied continues to closely monitor customer liquidity and other economic conditions, which may result in changes to Applied’s estimates regarding collectability.

Note 7	Balance Sheet Detail

	July 28, 2013	October 28, 2012

	(In millions)
Inventories
Customer service spares	$270	$312
Raw materials	311	331
Work-in-process	267	234
Finished goods	510	395
	$1,358	$1,272

Included in finished goods inventory are $128 million at July 28, 2013, and $60 million at October 28, 2012, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $175 million and $176 million of evaluation inventory at July 28, 2013 and October 28, 2012, respectively.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	July 28, 2013	October 28, 2012

	(In millions)
Other Current Assets
Deferred income taxes, net	$431	$369
Prepaid expenses	127	101
Income taxes receivable	30	87
Other	146	116
	$734	$673

	Useful Life	July 28, 2013	October 28, 2012

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$167	$169
Buildings and improvements	3-30	1,210	1,196
Demonstration and manufacturing equipment	3-5	787	760
Furniture, fixtures and other equipment	3-15	607	734
Construction in progress		55	58
Gross property, plant and equipment		2,826	2,917
Accumulated depreciation		(1,954)	(2,007)
		$872	$910

	July 28, 2013	October 28, 2012

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$515	$396
Compensation and employee benefits	394	426
Warranty	100	119
Dividends payable	120	108
Income taxes payable	44	74
Other accrued taxes	28	18
Interest payable	14	30
Restructuring reserve	17	133
Other	214	206
	$1,446	$1,510

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	July 28, 2013	October 28, 2012

	(In millions)
Customer Deposits and Deferred Revenue
Customer deposits	$145	$143
Deferred revenue	611	612
	$756	$755

Applied typically receives deposits on future deliverables from customers in the Display and Energy and Environmental Solutions segments. In certain instances, customer deposits may be received from customers in the Applied Global Services segment.

	July 28, 2013	October 28, 2012

	(In millions)
Other Liabilities
Deferred income taxes	$146	$201
Income taxes payable	153	140
Defined benefit pension plan liability	190	184
Other	160	131
	$649	$656

Note 8	Goodwill, Purchased Technology and Other Intangible Assets
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
Details of goodwill and other indefinite-lived intangible assets as of July 28, 2013 and October 28, 2012 were as follows :

	July 28, 2013			October 28, 2012
	Goodwill	Other Intangible Assets	Total	Goodwill	Other Intangible Assets	Total

	(In millions)
Silicon Systems Group	$2,151	$142	$2,293	$2,151	$142	$2,293
Applied Global Services	1,027	—	1,027	1,027	—	1,027
Display	116	—	116	116	—	116
Energy and Environmental Solutions	—	—	—	224	—	224
Carrying amount	$3,294	$142	$3,436	$3,518	$142	$3,660
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

A summary of Applied's purchased technology and intangible assets is set forth below:

	July 28, 2013	October 28, 2012

	(In millions)
Purchased technology, net	$786	$945
Intangible assets - finite-lived, net	220	268
Intangible assets - indefinite-lived	142	142
Total	$1,148	$1,355

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

Details of finite-lived intangible assets were as follows as of July 28, 2013 and October 28, 2012:

	July 28, 2013			October 28, 2012
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Silicon Systems Group	$1,301	$252	$1,553	$1,300	$252	$1,552
Applied Global Services	28	44	72	28	44	72
Display	110	33	143	110	33	143
Energy and Environmental Solutions	5	15	20	105	232	337
Gross carrying amount	$1,444	$344	$1,788	$1,543	$561	$2,104
Accumulated amortization:
Silicon Systems Group	$(524)	$(53)	$(577)	$(411)	$(36)	$(447)
Applied Global Services	(23)	(41)	(64)	(22)	(39)	(61)
Display	(110)	(29)	(139)	(106)	(27)	(133)
Energy and Environmental Solutions	(1)	(1)	(2)	(59)	(191)	(250)
Accumulated amortization	$(658)	$(124)	$(782)	$(598)	$(293)	$(891)
Carrying amount	$786	$220	$1,006	$945	$268	$1,213

During the second quarter of fiscal 2013, the impact of the impairment of certain intangible assets associated with the Energy and Environmental Solutions segment on the gross carrying amount and accumulated amortization of the finite-lived intangible assets was approximately $317 million and $262 million, respectively.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Details of amortization expense by segment for the three and nine months ended July 28, 2013 and July 29, 2012 were as follows:

	Three Months Ended		Nine Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012

	(In millions)
Silicon Systems Group	$42	$45	$130	$138
Applied Global Services	1	1	3	8
Display	2	2	6	5
Energy and Environmental Solutions	1	6	14	19
Total	$46	$54	$153	$170
For the three and nine months ended July 28, 2013 and July 29, 2012, amortization expense was charged to the following categories:

	Three Months Ended		Nine Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012

	(In millions)
Cost of products sold	$40	$44	$126	$141
Research, development and engineering	—	—	1	1
Marketing and selling	5	8	21	23
General and administrative	1	2	5	5
Total	$46	$54	$153	$170
As of July 28, 2013, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2013	46
2014	180
2015	175
2016	168
2017	165
Thereafter	272
Total	$1,006

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 9	Borrowing Facilities and Long-Term Debt
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that was extended by one year in May 2013 and is scheduled to expire in May 2017. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at July 28, 2013. Remaining credit facilities in the amount of approximately $80 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both July 28, 2013 and October 28, 2012 and Applied has not utilized these credit facilities.
Long-term debt outstanding as of July 28, 2013 and October 28, 2012 was as follows:

	Principal Amount	Effective Interest Rate	Interest Pay Dates
	(In millions)
2.650% Senior Notes Due 2016	$400	2.666%	June 15, December 15
7.125% Senior Notes Due 2017	200	7.190%	April 15, October 15
4.300% Senior Notes Due 2021	750	4.326%	June 15, December 15
5.850% Senior Notes Due 2041	600	5.879%	June 15, December 15
	1,950
Total unamortized discount	(4)
Total long-term debt	$1,946

Applied has debt agreements that contain financial and other covenants. These covenants require Applied to maintain certain minimum financial ratios. At July 28, 2013, Applied was in compliance with all such covenants.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 10	Restructuring Charges and Asset Impairments

From time to time, Applied initiates restructuring activities to appropriately align its cost structure relative to prevailing economic and industry conditions and associated customer demand as well as in connection with certain acquisitions. Costs associated with restructuring actions can include termination benefits and related charges, in addition to facility closure, contract termination and other related activities.
The following table summarizes major components of the restructuring and asset impairment charges during the three and nine months ended July 28, 2013:

	Three Months Ended		Nine Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012

	(In millions)
2012 Global Restructuring Plan
Severance and other employee-related costs[1]	$4	$—	$12	$—
2012 EES Restructuring Plan
Severance and other employee-related costs[2]	3	24	5	24
Contract cancellation and other costs	1	—	3	—
Asset impairments	6	11	11	11
Others
Severance and other employee-related costs	—	9	2	9
	$14	$44	$33	$44
______________________________
1 Includes share-based compensation expense which was recorded in additional paid-in capital.
2 Includes post-retirement benefit expense which was recorded in accumulated other comprehensive loss.

Restructuring and asset impairment charges were recorded as follows:

	Three Months Ended		Nine Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012

	(In millions)
Silicon Systems Group	$—	$1	$1	$1
Applied Global Services	—	11	2	11
Energy and Environmental Solutions	10	32	18	32
Corporate Unallocated	4	—	12	—
Total	$14	$44	$33	$44

Global Restructuring Plan
On October 3, 2012, Applied announced a restructuring plan (the 2012 Global Restructuring Plan) to realign its global workforce and enhance its ability to invest for growth. Under this plan, Applied implemented a voluntary retirement program and other workforce reduction actions that were expected to affect approximately 900 to 1,300 positions, or 6 percent to 9 percent of its global workforce. The voluntary retirement program was available to certain U.S. employees who met minimum age and length of service requirements, as well as other business-specific criteria. Applied implemented other workforce reduction actions globally across multiple business segments and functions, the extent of which depended on the number of employees who participated in the voluntary retirement program and other considerations.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

In connection with the 2012 Global Restructuring Plan, Applied expects to incur aggregate pre-tax restructuring charges comprised of severance and other termination benefits in the range of $120 million to $160 million (including costs incurred to date of $118 million discussed below). Applied expected to substantially complete this plan by the end of the third quarter of fiscal 2013. Applied has extended this plan and expects to substantially complete it by the end of the first quarter of fiscal 2014.
During the third quarter and first nine months of fiscal 2013, Applied recognized $4 million and $12 million, respectively, of employee-related costs in connection with the 2012 Global Restructuring Plan. These costs were not allocated to the segments. Applied has incurred aggregate pre-tax restructuring charges comprised of severance and other termination benefits of $118 million under this plan.
2012 EES Restructuring Plan
On May 10, 2012, Applied announced a plan (the 2012 EES Restructuring Plan) to restructure its Energy and Environmental Solutions segment in light of challenging industry conditions affecting the solar photovoltaic and light-emitting diode (LED) equipment markets. As part of this plan, Applied relocated certain manufacturing, business operations and customer support functions of its precision wafering systems business and ceased LED development activities. This plan also impacted certain LED support activities in the Applied Global Services segment. The total estimated pre-tax cost of implementing this plan is expected to be in the range of approximately $70 million to $100 million, which will be incurred over a period of up to 18 months beginning in the third quarter of fiscal 2012, and reported primarily in the Energy and Environmental Solutions segment. This estimate consists of: (i) up to $30 million in fixed asset impairment charges; (ii) up to $15 million of inventory-related charges; (iii) up to $15 million in charges arising from lease terminations and other obligations, and (iv) up to $40 million in severance and other employee-related costs. The 2012 EES Restructuring Plan has impacted approximately 250 positions globally. As the Energy and Environmental Solutions segment continues to consolidate infrastructure and reduce its operating expenses, Applied expects approximately 150 additional positions to be impacted globally. No changes in the estimated pre-tax cost of the implementation of this plan are anticipated. During the third quarter and first nine months of fiscal 2013, Applied recognized $10 million and $19 million, respectively, of restructuring and asset impairment charges in connection with this plan, which were primarily reported in the Energy and Environmental Solutions segment. As of July 28, 2013, total costs incurred in implementing this plan were $80 million, of which $13 million were inventory-related charges.
Integration of Varian Semiconductor Associates, Inc. (Varian)
During the first nine months of fiscal 2013, Applied recognized $2 million of severance and other employee-related costs in connection with the integration of Varian, acquired in the first quarter of fiscal 2012, which costs were reported in the Silicon Systems Group and Applied Global Services segments. As of July 28, 2013, the remaining severance accrual associated with restructuring reserves under this program was $2 million.

Restructuring Reserves
Changes in restructuring reserves during the nine months ended July 28, 2013 were as follows:

	2012 Global Restructuring Plan	2012 EES Restructuring Plan		Others
	Severance and Other Employee-Related Costs	Severance and Other Employee-Related Costs	Contract Cancellation and Other Costs	Severance and Other Employee-Related Costs	Contract Cancellation and Other Costs	Total

	(In millions)
Balance, October 28, 2012	$106	$16	$1	$5	$5	$133
Provision for restructuring reserves	8	4	3	2	—	17
Consumption of reserves	(106)	(16)	(2)	(5)	—	(129)
Reclassification of restructuring reserves[1]	(4)	—	—	—	—	(4)
Balance, July 28, 2013	$4	4	2	$2	$5	$17
______________________________
1 Includes reclassification of post-retirement benefit liability to other liabilities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 11	Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	July 28, 2013	October 28, 2012

	(In millions)
Unrealized gain on investments, net	$19	$16
Unrealized gain on derivative instruments qualifying as cash flow hedges	6	1
Pension liability	(92)	(90)
Cumulative translation adjustments	6	12
	$(61)	$(61)
Stock Repurchase Program

On March 5, 2012, Applied's Board of Directors approved a stock repurchase program authorizing up to $3.0 billion in repurchases over the next three years ending in March 2015. Under this authorization, Applied purchases shares of its common stock under a systematic stock repurchase program and may also make supplemental stock repurchases from time to time, depending on market conditions, stock price and other factors. At July 28, 2013, $1.6 billion remained available for future stock repurchases under this repurchase program.
The following table summarizes Applied’s stock repurchases for the periods indicated:

	Three Months Ended		Nine Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012

	(In millions, except per share amounts)
Shares of common stock repurchased	3	47	15	81
Cost of stock repurchased	$50	$500	$198	$900
Average price paid per share	$15.33	$10.71	$13.18	$11.09
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
Dividends
In June 2013, March 2013 and December 2012, Applied's Board of Directors declared a quarterly cash dividend in the amount of $0.10, $0.10 and $0.09 per share, respectively. Dividends declared during the nine months ended July 28, 2013 and July 29, 2012 were $348 million and $330 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.

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
During the three and nine months ended July 28, 2013 and July 29, 2012, Applied recognized share-based compensation expense related to stock options, ESPP shares, restricted stock, restricted stock units, performance shares and performance units. Total share-based compensation and related tax benefits were as follows:

	Three Months Ended		Nine Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012

	(In millions)
Share-based compensation	$40	$42	$121	$138
Tax benefit recognized	$11	$12	$34	$39
The effect of share-based compensation on the results of operations for the three and nine months ended July 28, 2013 and July 29, 2012 was as follows:

	Three Months Ended		Nine Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012

	(In millions)
Cost of products sold	$13	$13	$37	$40
Research, development, and engineering	14	14	39	40
Marketing and selling	5	5	15	17
General and administrative	8	10	25	41
Restructuring charge	—	—	5	—
Total	$40	$42	$121	$138
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
At July 28, 2013, Applied had $270 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.5 years. At July 28, 2013, there were 185 million shares available for grants of share-based awards under the Employee Stock Incentive Plan, and an additional 44 million shares available for issuance under the ESPP.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Stock Options
Applied grants options to purchase, at future dates, shares of its common stock to employees and consultants. The exercise price of each stock option equals the fair market value of Applied common stock on the date of grant. Options typically vest over three to four years, subject to the grantee’s continued service with Applied through the scheduled vesting date, and expire no later than seven years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Applied employee stock options have characteristics significantly different from those of publicly traded options. There were no stock options granted during the three and nine months ended July 28, 2013 and July 29, 2012. As part of the acquisition of Varian in the first quarter of fiscal 2012, stock options to purchase 5 million shares of Applied common stock were assumed.

Stock option activity for the nine months ended July 28, 2013 was as follows:

	Shares	Weighted Average Exercise Price

	(In millions, except per share amounts)
Outstanding at October 28, 2012	21	$10.53
Granted	—	$—
Exercised	(10)	$8.00
Canceled and forfeited	(5)	$17.63
Outstanding at July 28, 2013	6	$8.69
Exercisable at July 28, 2013	6	$8.77

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

A summary of the performance-based awards approved by the Committee is presented below:

	Number of Performance-Based Awards Granted		Percent of Performance-Based Awards Earned as of July 28, 2013*
Fiscal Year Granted	Performance Shares/Performance Units	Shares of Restricted Stock
	(in millions)
2013	3	—	0%
2012	3	1	14%
2011	2	0.1	100%
2010	2	0.1	82%
___________________
* subject to additional time-based vesting requirements

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

A summary of the changes in restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans during the nine months ended July 28, 2013 is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term

	(In millions, except per share amounts)
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 28, 2012	36	$11.53	2.6 years
Granted	18	$10.36
Vested	(11)	$11.46
Canceled	(5)	$11.33
Non-vested restricted stock units, restricted stock, performance shares and performance units at July 28, 2013	38	$11.03	2.7 years
At July 28, 2013, 2 million additional performance-based awards could be earned upon certain levels of achievement of Applied's TSR relative to a peer group at a future date.
Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Based on the Black-Scholes option pricing model, the weighted average estimated fair value of purchase rights under the ESPP was $2.90 and $2.89 for the nine months ended July 28, 2013 and July 29, 2012, respectively. The number of shares issued under the ESPP during the nine months ended July 28, 2013 and July 29, 2012 was 3 million. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Nine Months Ended
	July 28, 2013	July 29, 2012
ESPP:
Dividend yield	2.94%	2.94%
Expected volatility	24.3%	33.0%
Risk-free interest rate	0.12%	0.12%
Expected life (in years)	0.5	0.5

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 12    Employee Benefit Plans
Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries, and a plan that provides certain medical and vision benefits to eligible retirees. A summary of the components of net periodic benefit costs of these defined and postretirement benefit plans for the three and nine months ended July 28, 2013 and July 29, 2012 is presented below:

	Three Months Ended		Nine Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
	(In millions)
Service cost	$5	$4	$15	$12
Interest cost	4	4	12	11
Expected return on plan assets	(3)	(2)	(9)	(8)
Amortization of actuarial loss	1	—	4	1
Net periodic benefit cost	$7	$6	$22	$16

Note 13    Income Taxes
Applied’s effective tax rates for the third quarter of fiscal 2013 and 2012 were 26.3 percent and 27.8 percent, respectively. The effective tax rate for the third quarter of fiscal 2013 decreased compared to the same period in the prior year primarily due to changes in the geographic composition of income, including jurisdictions with tax incentives, and benefits resulting from resolution of prior years’ income tax filings.
Applied’s effective tax rates for the first nine months of fiscal 2013 and 2012 were 53.2 percent and 26.4 percent, respectively. The effective tax rate for the first nine months of fiscal 2013 increased compared to the same period in the prior year primarily due to the goodwill impairment charge recorded in the second quarter of fiscal 2013 that was not deductible. The effective tax rate for the first nine months of fiscal 2013 also reflected a $14 million benefit resulting from the resolution of prior years’ income tax filings and a $13 million benefit from the reinstatement of the U.S. federal research and development tax credit retroactive to January 1, 2012 during fiscal 2013. The effective tax rates were further affected by changes in the geographic composition of income, including jurisdictions with tax incentives. Applied’s future effective income tax rate depends on various factors, such as tax legislation and the geographic composition of Applied’s pre-tax income. Management carefully monitors these factors and timely adjusts the interim effective income tax rate accordingly.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 14	Warranty, Guarantees and Contingencies
Warranty
Changes in the warranty reserves during the three and nine months ended July 28, 2013 and July 29, 2012 were as follows:

	Three Months Ended		Nine Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012

	(In millions)
Beginning balance	$104	$152	$119	$168
Provisions for warranty	27	25	76	87
Consumption of reserves	(31)	(40)	(95)	(118)
Ending balance	$100	$137	$100	$137

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
Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of July 28, 2013, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $41 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of July 28, 2013, Applied Materials, Inc. has provided parent guarantees to banks for approximately $102 million to cover these arrangements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Legal Matters
Jusung
Applied has been engaged in several lawsuits and patent and administrative proceedings with Jusung Engineering Co., Ltd. and/or Jusung Pacific Co., Ltd. (Jusung) in Asia since 2003 involving technology used in manufacturing liquid crystal displays (LCDs), including the following. In 2004, Applied filed a complaint for patent infringement against Jusung in the Hsinchu District Court in Taiwan seeking damages and a permanent injunction for infringement of a patent related to chemical vapor deposition (CVD) equipment, and Jusung filed a counterclaim. On December 31, 2010, the Hsinchu District Court dismissed both actions. Both parties appealed to the Taiwan Intellectual Property Court, and on August 12, 2013, the Court dismissed both appeals. In 2009, Jusung filed an action seeking invalidation of Applied's CVD patent in the Taiwan Intellectual Property Office which remains pending but which Applied does not believe is material.
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

Although the outcome of the above-described matters, claims and proceedings cannot be predicted with certainty, Applied does not believe that any will have a material adverse effect on its consolidated financial condition or results of operations.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 15	Industry Segment Operations
Applied’s four reportable segments are: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. As defined in the accounting literature, Applied’s chief operating decision-maker are its Chief Executive Officer and its President, who both review operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of July 28, 2013 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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

The Energy and Environmental Solutions segment includes products for fabricating crystalline-silicon (c-Si) solar photovoltaic cells and modules. This segment also includes products for high throughput roll-to-roll deposition equipment for flexible electronics and other applications.
With the acquisition of Varian, Applied acquired ion implantation technology for semiconductor as well as for c-Si solar cell manufacturing, which was recorded under the Silicon Systems Group segment in fiscal 2012. In fiscal 2013, Applied began marketing the solar implant products commercially through its Energy and Environmental Solutions segment. Accordingly, effective in the first quarter of fiscal 2013, Applied accounts for its solar implant products under the Energy and Environmental Solutions segment. The effect of the solar implant products was not material to the operations of either the Silicon Systems Group or Energy and Environmental Solutions segments.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales and operating income (loss) for each reportable segment for the three and nine months ended July 28, 2013 and July 29, 2012 were as follows:

	Three Months Ended		Nine Months Ended
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

	(In millions)
July 28, 2013:
Silicon Systems Group	$1,272	$246	$3,532	$663
Applied Global Services	497	114	1,485	321
Display	161	33	375	55
Energy and Environmental Solutions	45	(27)	129	(403)
Total Segment	$1,975	$366	$5,521	$636
July 29, 2012:
Silicon Systems Group	$1,545	$427	$4,666	$1,202
Applied Global Services	579	122	1,664	338
Display	142	10	380	23
Energy and Environmental Solutions	77	(102)	363	(188)
Total Segment	$2,343	$457	$7,073	$1,375

Operating results for the three and nine months ended July 28, 2013 and July 29, 2012 included restructuring charges and asset impairments as discussed in detail in Note 10, Restructuring Charges and Asset Impairments.

Reconciliations of total segment operating results to Applied consolidated totals for the three and nine months ended July 28, 2013 and July 29, 2012 were as follows:

	Three Months Ended		Nine Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012

	(In millions)
Total segment operating income	$366	$457	$636	$1,375
Corporate and unallocated costs	(112)	(135)	(403)	(465)
Restructuring charges and asset impairments	(4)	—	(12)	—
Income from operations	$250	$322	$221	$910

The following companies accounted for at least 10 percent of Applied’s net sales for the nine months ended July 28, 2013, which were for products in multiple reportable segments.

Percentage of Net Sales
Taiwan Semiconductor Manufacturing Company Limited	29%
Samsung Electronics Co., Ltd.	15%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis is provided in addition to the accompanying consolidated condensed financial statements and notes to assist in understanding Applied's results of operations and financial condition. Financial information as of July 28, 2013 should be read in conjunction with the financial statements for the fiscal year ended October 28, 2012 contained in the Company's Form 10-K filed December 5, 2012.
All statements in this report and those made by the management of Applied, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include those regarding Applied’s future financial or operating results, cash flows and cash deployment strategies, declaration of dividends, share repurchases, restructuring activities, business strategies, costs, products, competitive positions, management’s plans and objectives for future operations, research and development, acquisitions and joint ventures, growth opportunities, customers, working capital, liquidity, investment portfolio and policies, and legal proceedings and claims, as well as industry trends and outlooks. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential” and “continue,” the negative of these terms, or other comparable terminology. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Any expectations based on forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part II, Item 1A, “Risk Factors” below and elsewhere in this report. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Applied undertakes no obligation to revise or update any forward-looking statements.

Overview
Applied provides manufacturing equipment, services and software to the global semiconductor, flat panel display, solar photovoltaic (PV) and related industries. Applied’s customers include manufacturers of semiconductor wafers and chips, flat panel liquid crystal and other displays, solar PV cells and modules, and other electronic devices. These customers may use what they manufacture in their own end products or sell the items to other companies for use in advanced electronic components. Applied operates in four reportable segments: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. A summary of financial information for each reportable segment is found in Note 15 of Notes to Consolidated Condensed Financial Statements. A discussion of factors that could affect Applied’s operations is set forth under “Risk Factors” in Part II, Item 1A, which is incorporated herein by reference. Product development and manufacturing activities occur primarily in the United States, Europe, Israel and Asia. Applied’s broad range of equipment and service products are highly technical and are sold primarily through a direct sales force.
Applied’s results are driven primarily by worldwide demand for semiconductors, which in turn depends on end-user demand for electronic products. Each of Applied’s businesses is subject to highly cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for chips, liquid crystal displays (LCDs), solar PVs and other electronic devices, as well as other factors, such as global economic and market conditions, and technological advances in fabrication processes. In light of this cyclicality, Applied's results can vary significantly year-over-year, as well as quarter-over-quarter.

The following tables presents certain significant measurements for the periods indicated:

	Three Months Ended			Change
	July 28, 2013	April 28, 2013	July 29, 2012	Q3 2013 over Q2 2013	Q3 2013 over Q3 2012

	(In millions, except per share amounts and percentages)
New orders	$1,995	$2,266	$1,799	$(271)	$196
Net sales	$1,975	$1,973	$2,343	$2	$(368)
Gross margin	$806	$808	$930	$(2)	$(124)
Gross margin percent	40.8%	41.0%	39.7%	(0.2) point	1.1 points
Operating income (loss)	$250	$(68)	$322	$318	$(72)
Operating margin percent	12.7%	(3.4)%	13.7%	16.1 points	(1.0) point
Net income (loss)	$168	$(129)	$218	$297	$(50)
Earnings (loss) per diluted share	$0.14	$(0.11)	$0.17	$0.25	$(0.03)
Non-GAAP Adjusted Results
Non-GAAP adjusted gross margin	$847	$852	$974	$(5)	$(127)
Non-GAAP adjusted gross margin percent	42.9%	43.2%	41.6%	(0.3) point	1.3 points
Non-GAAP adjusted operating income	$312	$285	$431	$27	$(119)
Non-GAAP adjusted operating margin percent	15.8%	14.4%	18.4%	1.4 points	(2.6) points
Non-GAAP adjusted net income	$223	$199	$300	$24	$(77)
Non-GAAP adjusted earnings per diluted share	$0.18	$0.16	$0.24	$0.02	$(0.06)

	Nine Months Ended		Change
	July 28, 2013	July 29, 2012	YTD Q3 2013 over YTD Q3 2012

	(In millions, except per share amounts and percentages)
New orders	$6,374	$6,572	$(198)
Net sales	$5,521	$7,073	$(1,552)
Gross margin	$2,196	$2,726	$(530)
Gross margin percent	39.8%	38.5%	1.3 points
Operating income	$221	$910	$(689)
Operating margin percent	4.0%	12.9%	(8.9) points
Net income	$73	$624	$(551)
Earnings per diluted share	$0.06	$0.48	$(0.42)
Non-GAAP Adjusted Results
Non-GAAP adjusted gross margin	$2,325	$2,935	$(610)
Non-GAAP adjusted gross margin percent	42.1%	41.5%	0.6 point
Non-GAAP adjusted operating income	$709	$1,266	$(557)
Non-GAAP adjusted operating margin percent	12.8%	17.9%	(5.1) points
Non-GAAP adjusted net income	$491	$889	$(398)
Non-GAAP adjusted earnings per diluted share	$0.40	$0.69	$(0.29)

Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below. Fiscal 2013 and 2012 each contain 52 weeks, and the first nine months of both fiscal years each contained 39 weeks.

Mobility continued to be the largest influence on semiconductor industry spending during the third quarter of fiscal 2013. The first half of fiscal 2013 was characterized by strong demand for semiconductor equipment by foundry customers. In the third quarter of fiscal 2013, demand from foundry customers softened from the prior quarter, reflecting seasonal consumer buying patterns for mobility products, while demand from memory and logic customers improved. Mobility also represents a significant driver of display industry spending, with demand for mobile display equipment remaining strong during the third quarter of fiscal 2013. Demand for LCD TV manufacturing equipment also increased during the third quarter of fiscal 2013 on higher consumer demand in emerging markets and demand for larger LCD TVs. Investment in solar equipment remained low during the third quarter of fiscal 2013 due to continued excess manufacturing capacity in the industry.
Results of Operations

New Orders
New orders by reportable segment for the periods indicated were as follows:

	Three Months Ended						Change
	July 28, 2013		April 28, 2013		July 29, 2012		Q3 2013 over Q2 2013	Q3 2013 over Q3 2012

	(In millions, except percentages)
Silicon Systems Group	$1,203	60%	$1,551	68%	$1,166	65%	(22)%	3%
Applied Global Services	517	26%	481	21%	531	29%	7%	(3)%
Display	256	13%	195	9%	67	4%	31%	282%
Energy and Environmental Solutions	19	1%	39	2%	35	2%	(51)%	(46)%
Total	$1,995	100%	$2,266	100%	$1,799	100%	(12)%	11%

	Nine Months Ended				Change
	July 28, 2013		July 29, 2012		YTD Q3 2013 over YTD Q3 2012

	(In millions, except percentages)
Silicon Systems Group	$4,117	65%	$4,552	69%	(10)%
Applied Global Services	1,542	24%	1,697	26%	(9)%
Display	589	9%	192	3%	207%
Energy and Environmental Solutions	126	2%	131	2%	(4)%
Total	$6,374	100%	$6,572	100%	(3)%
New orders for the third quarter of fiscal 2013 decreased compared to the prior quarter due to lower demand for semiconductor equipment, partially offset by increased demand for LCD TV equipment. The Silicon Systems Group's proportion of total new orders relative to other segments decreased compared to the prior quarter but still comprise the majority of the Company's total new orders.
New orders for the third quarter of fiscal 2013 increased compared to the same period in fiscal 2012, primarily as a result of improvement in demand for LCD TV equipment. New orders for the first nine months of fiscal 2013 slightly decreased from the comparable period in fiscal 2012, mainly due to lower demand for semiconductor equipment and service products, partially offset by increased demand for LCD TV equipment.

New orders by geographic region, determined by the product shipment destination specified by the customer, were as follows:

	Three Months Ended						Change
	July 28, 2013		April 28, 2013		July 29, 2012		Q3 2013 over Q2 2013	Q3 2013 over Q3 2012

	(In millions, except percentages)
Taiwan	$356	18%	$902	40%	$588	33%	(61)%	(39)%
China	339	17%	276	12%	101	6%	23%	236%
Korea	249	12%	259	11%	299	17%	(4)%	(17)%
Japan	333	17%	191	8%	128	7%	74%	160%
Southeast Asia	124	6%	67	3%	91	5%	85%	36%
Asia Pacific	1,401	70%	1,695	74%	1,207	68%	(17)%	16%
United States	369	19%	398	18%	420	23%	(7)%	(12)%
Europe	225	11%	173	8%	172	9%	30%	31%
Total	$1,995	100%	$2,266	100%	$1,799	100%	(12)%	11%

	Nine Months Ended				Change
	July 28, 2013		July 29, 2012		YTD Q3 2013 over YTD Q3 2012

	(In millions, except percentages)
Taiwan	$2,164	34%	$1,765	27%	23%
China	853	14%	302	5%	182%
Korea	706	11%	1,670	25%	(58)%
Japan	705	11%	416	6%	69%
Southeast Asia	256	4%	209	3%	22%
Asia Pacific	4,684	74%	4,362	66%	7%
United States	1,158	18%	1,559	24%	(26)%
Europe	532	8%	651	10%	(18)%
Total	$6,374	100%	$6,572	100%	(3)%
The decrease in new orders from customers in Taiwan in the third quarter of fiscal 2013 compared to the prior quarter primarily reflected lower demand for semiconductor equipment from foundry customers, while the increase in new orders from customers in Japan was due to improved demand for semiconductor equipment from memory customers. The increase in new orders from customers in China reflected increased demand for LCD TV equipment.
The increase in new orders from customers in China in the third quarter and first nine months of fiscal 2013 from the comparable periods in the prior year was primarily due to improved demand for LCD TV equipment. The changes in new orders for these same periods from Japan, Korea, Taiwan and North America were primarily due to changes in relative demand for semiconductor equipment among foundry, memory and logic customers.

Changes in backlog during the nine months ended July 28, 2013 were as follows:

July 28, 2013
(In millions)
Beginning balance	$1,606
New orders	6,374
Net sales	(5,521)
Net adjustments	(170)
Ending balance	$2,289
Backlog consists of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; and (2) contractual service revenue and maintenance fees to be earned within the next 12 months. Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods due to the potential for customer changes in delivery schedules or cancellation of orders. Backlog adjustments included $137 million of order cancellations and other adjustments for items not meeting above criteria, as well as $33 million of currency adjustments. Approximately 82 percent of the backlog as of the end of the third quarter of fiscal 2013 is anticipated to be shipped within the next two quarters.
Backlog by reportable segment as of the end of the most recent three fiscal quarters was as follows:

	July 28, 2013		April 28, 2013		January 27, 2013		Q3 2013 over Q2 2013	Q3 2013 over Q1 2013

	(In millions, except percentages)
Silicon Systems Group	$1,171	51%	$1,261	55%	$1,076	51%	(7)%	9%
Applied Global Services	585	26%	572	25%	633	30%	2%	(8)%
Display	409	18%	315	14%	246	12%	30%	66%
Energy and Environmental Solutions	124	5%	149	6%	151	7%	(17)%	(18)%
Total	$2,289	100%	$2,297	100%	$2,106	100%	—%	9%
Total backlog remained essentially flat in the third quarter of fiscal 2013 compared to the prior quarter, while the backlog composition changed due to increased demand for LCD TV equipment and lower demand for semiconductor equipment. In the third quarter of fiscal 2013, approximately 45 percent of net sales in the Silicon Systems Group, Applied’s largest business segment, were for orders received and shipped within the quarter, down from 61 percent in the prior quarter.

Net Sales
Net sales by reportable segment for the periods indicated were as follows:

	Three Months Ended						Change
	July 28, 2013		April 28, 2013		July 29, 2012		Q3 2013 over Q2 2013	Q3 2013 over Q3 2012

	(In millions, except percentages)
Silicon Systems Group	$1,272	65%	$1,291	65%	$1,545	66%	(1)%	(18)%
Applied Global Services	497	25%	517	26%	579	25%	(4)%	(14)%
Display	161	8%	127	7%	142	6%	27%	13%
Energy and Environmental Solutions	45	2%	38	2%	77	3%	18%	(42)%
Total	$1,975	100%	$1,973	100%	$2,343	100%	—%	(16)%

	Nine Months Ended				Change
	July 28, 2013		July 29, 2012		YTD Q3 2013 over YTD Q3 2012

	(In millions, except percentages)
Silicon Systems Group	$3,532	64%	$4,666	66%	(24)%
Applied Global Services	1,485	27%	1,664	24%	(11)%
Display	375	7%	380	5%	(1)%
Energy and Environmental Solutions	129	2%	363	5%	(64)%
Total	$5,521	100%	$7,073	100%	(22)%
Net sales were essentially flat for the third quarter of fiscal 2013 compared to the prior quarter. During the third quarter of fiscal 2013, increased investments in LCD TV equipment were offset by lower investments in semiconductor equipment from foundry customers. The Silicon Systems Group's relative share of total net sales remained unchanged compared to the prior quarter and remains the largest contributor of net sales.
For the third quarter of fiscal 2013 compared to the same period in the prior year, net sales decreased due to lower customer investments in semiconductor and solar equipment, partially offset by increased investments in LCD TV equipment. For the first nine months of fiscal 2013 compared to the same period in the prior year, net sales decreased across all segments.
The Silicon Systems Group and Applied Global Services comprised at least 90 percent of Applied's total net sales for all periods presented.
Net sales by geographic region, determined by the location of customers' facilities to which products were shipped, were as follows:

	Three Months Ended						Change
	July 28, 2013		April 28, 2013		July 29, 2012		Q3 2013 over Q2 2013	Q3 2013 over Q3 2012

	(In millions, except percentages)
Taiwan	$658	33%	$828	42%	$811	34%	(21)%	(19)%
China	273	14%	183	9%	254	11%	49%	7%
Korea	262	13%	226	12%	392	17%	16%	(33)%
Japan	154	8%	157	8%	189	8%	(2)%	(19)%
Southeast Asia	100	5%	73	4%	72	3%	37%	39%
Asia Pacific	1,447	73%	1,467	75%	1,718	73%	(1)%	(16)%
United States	353	18%	362	18%	441	19%	(2)%	(20)%
Europe	175	9%	144	7%	184	8%	22%	(5)%
Total	$1,975	100%	$1,973	100%	$2,343	100%	—%	(16)%

	Nine Months Ended				Change
	July 28, 2013		July 29, 2012		YTD Q3 2013 over YTD Q3 2012

	(In millions, except percentages)
Taiwan	$2,051	37%	$1,954	28%	5%
China	583	11%	592	8%	(2)%
Korea	693	13%	1,770	25%	(61)%
Japan	409	7%	574	8%	(29)%
Southeast Asia	231	4%	215	3%	7%
Asia Pacific	3,967	72%	5,105	72%	(22)%
United States	1,116	20%	1,376	20%	(19)%
Europe	438	8%	592	8%	(26)%
Total	$5,521	100%	$7,073	100%	(22)%
The increase in net sales from customers in China in the third quarter of fiscal 2013 compared to the prior quarter primarily reflected higher investments in LCD TV equipment, while the decrease in net sales from customers in Taiwan was mainly due to reduced investments in semiconductor equipment from foundry customers.
The decrease in net sales from customers in Korea, United States and Europe in the third quarter and first nine months of fiscal 2013 compared to the same periods in the prior year was primarily due to lower investment in semiconductor equipment and changes in customer mix.
Gross Margin
Gross margins for the periods indicated were as follows:

	Three Months Ended			Change		Nine Months Ended		Change
	July 28, 2013	April 28, 2013	July 29, 2012	Q3 2013 over Q2 2013	Q3 2013 over Q3 2012	July 28, 2013	July 29, 2012	YTD Q3 2013 over YTD Q3 2012

	(In millions, except percentages)
Gross margin	$806	$808	$930	$(2)	$(124)	$2,196	$2,726	$(530)
Gross margin percent	40.8%	41.0%	39.7%	(0.2) point	1.1 points	39.8%	38.5%	1.3 points
Non-GAAP Adjusted Results
Non-GAAP adjusted gross margin	$847	$852	$974	$(5)	$(127)	$2,325	$2,935	$(610)
Non-GAAP adjusted gross margin percent	42.9%	43.2%	41.6%	(0.3) point	1.3 points	42.1%	41.5%	0.6 point
Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below.
Gross margin and non-GAAP adjusted gross margin, as well as gross margin percent and non-GAAP adjusted gross margin percent were essentially flat in the third quarter of fiscal 2013 as compared to the prior quarter, with the slight changes driven mostly by an unfavorable change in product mix. Gross margin and non-GAAP adjusted gross margin in the third quarter and first nine months of fiscal 2013 decreased from the comparable periods in the prior year primarily reflecting lower net sales. Gross margin percent and non-GAAP adjusted gross margin percent in the third quarter and first nine months of fiscal 2013 increased slightly from the comparable periods in the prior year primarily due to lower inventory charges and a favorable change in product mix. Gross margin and non-GAAP adjusted gross margin during the three months ended July 28, 2013, April 28, 2013 and July 29, 2012 included $13 million, $12 million and $13 million, respectively, of share-based compensation expense. Gross margin and non-GAAP adjusted gross margin during the nine months ended July 28, 2013 and July 29, 2012 included $37 million and $40 million, respectively, of share-based compensation expense.

Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended			Change		Nine Months Ended		Change
	July 28, 2013	April 28, 2013	July 29, 2012	Q3 2013 over Q2 2013	Q3 2013 over Q3 2012	July 28, 2013	July 29, 2012	YTD Q3 2013 over YTD Q3 2012

	(In millions)
Research, development and engineering	$334	$344	$309	$(10)	$25	$982	$933	$49

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

As a result of the Company's actions, including workforce reductions and reprioritization of existing spending, Applied is increasing funding for investments in technical capabilities and critical R&D programs in current and new markets, with a focus on semiconductor technologies. Consequently, RD&E expenses increased in the third quarter and first nine months of fiscal 2013 compared to the same periods in the prior year. The decrease in RD&E expenses in the third quarter of fiscal 2013 compared to the prior quarter was primarily due to lower variable compensation. RD&E expense during the three months ended July 28, 2013, April 28, 2013 and July 29, 2012 included $14 million, $13 million and $14 million, respectively, of share-based compensation expense. RD&E expense during the nine months ended July 28, 2013 and July 29, 2012 included $39 million and $40 million, respectively, of share-based compensation expense.
Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended			Change		Nine Months Ended		Change
	July 28, 2013	April 28, 2013	July 29, 2012	Q3 2013 over Q2 2013	Q3 2013 over Q3 2012	July 28, 2013	July 29, 2012	YTD Q3 2013 over YTD Q3 2012

	(In millions)
Marketing and selling	$111	$118	$118	$(7)	$(7)	$334	$374	$(40)
Marketing and selling expenses for the third quarter of fiscal 2013 decreased slightly from the prior quarter and from the same period in fiscal 2012. The decrease in marketing and selling expenses for the first nine months of fiscal 2013 compared to the same period in fiscal 2012 was primarily attributable to savings from restructuring programs and the absence of provision for bad debts during the first nine months of fiscal 2013. Marketing and selling expenses during the three months ended July 28, 2013, April 28, 2013 and July 29, 2012 each included $5 million of share-based compensation. Marketing and selling expenses during the nine months ended July 28, 2013 and July 29, 2012 included $15 million and $17 million, respectively, of share-based compensation.

General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended			Change		Nine Months Ended		Change
	July 28, 2013	April 28, 2013	July 29, 2012	Q3 2013 over Q2 2013	Q3 2013 over Q3 2012	July 28, 2013	July 29, 2012	YTD Q3 2013 over YTD Q3 2012

	(In millions)
General and administrative	$97	$126	$137	$(29)	$(40)	$348	$465	$(117)
G&A expenses for the third quarter of fiscal 2013 decreased from the prior quarter due to lower variable compensation, savings from temporary shutdowns and continued cost reduction activities. The decrease in G&A expenses for the third quarter and first nine months of fiscal 2013 compared to the same periods in fiscal 2012 was primarily attributable to savings from restructuring programs and the absence of certain costs incurred during fiscal 2012 associated with the acquisition of Varian, including share-based compensation for accelerated vesting of certain awards. G&A expenses during the three months ended July 28, 2013, April 28, 2013 and July 29, 2012 included $8 million, $8 million and $10 million, respectively, of share-based compensation. G&A expenses during the nine months ended July 28, 2013 and July 29, 2012 included $25 million and $41 million, respectively, of share-based compensation.
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
For further details, see Note 8 of Notes to Consolidated Condensed Financial Statements.

Restructuring Charges and Asset Impairments
Restructuring charges and asset impairments for the periods indicated were as follows:

	Three Months Ended			Change		Nine Months Ended		Change
	July 28, 2013	April 28, 2013	July 29, 2012	Q3 2013 over Q2 2013	Q3 2013 over Q3 2012	July 28, 2013	July 29, 2012	YTD Q3 2013 over YTD Q3 2012

	(In millions)
Restructuring charges and asset impairments	$14	$10	$44	$4	$(30)	$33	$44	$(11)
On October 3, 2012, Applied announced a restructuring plan (the 2012 Global Restructuring Plan) to realign its global workforce and enhance its ability to invest for growth. Under this plan, Applied implemented a voluntary retirement program and other workforce reduction actions that were expected to affect approximately 900 to 1,300 positions, or 6 percent to 9 percent of its global workforce. In connection with the 2012 Global Restructuring Plan, Applied expects to incur aggregate pre-tax restructuring charges comprised of severance and other termination benefits in the range of $120 million to $160 million (including costs incurred to date of $118 million discussed below). Applied expected to substantially complete this plan by the end of the third quarter of fiscal 2013. Applied has extended this plan and expects to substantially complete it by the end of the first quarter of fiscal 2014.
During the third quarter and first nine months of fiscal 2013, Applied recognized $4 million and $12 million of employee-related costs in connection with the 2012 Global Restructuring Plan, respectively. These costs were not allocated to the segments. Applied has incurred aggregate pre-tax restructuring charges comprised of severance and other termination benefits of $118 million under this plan.
On May 10, 2012, Applied announced a plan (the 2012 EES Restructuring Plan) to restructure its Energy and Environmental Solutions segment in light of challenging industry conditions affecting the solar photovoltaic and light-emitting diode (LED) equipment markets. As part of the 2012 EES Restructuring Plan, Applied relocated certain manufacturing, business operations and customer support functions of its precision wafering systems business, and ceased LED development activities. As the Energy and Environmental Solutions segment continues to consolidate infrastructure and reduce its operating expenses, Applied expects approximately 150 additional positions to be impacted globally. No changes in the estimated pre-tax cost of the implementation of this plan are anticipated. During the third quarter and first nine months of fiscal 2013, Applied recognized $10 million and $19 million of restructuring and asset impairment charges in connection with this plan, which were primarily reported in the Energy and Environmental Solutions segment. As of July 28, 2013, total costs incurred in implementing this plan were $80 million, of which $13 million were inventory-related charges.
Also, during the first nine months of fiscal 2013, Applied incurred severance costs of $2 million associated with the integration of Varian.
For further details, see Note 10 of Notes to Consolidated Condensed Financial Statements.

Interest and Other Expenses
Interest and other expenses for the periods indicated were as follows:

	Three Months Ended			Change		Nine Months Ended		Change
	July 28, 2013	April 28, 2013	July 29, 2012	Q3 2013 over Q2 2013	Q3 2013 over Q3 2012	July 28, 2013	July 29, 2012	YTD Q3 2013 over YTD Q3 2012

	(In millions)
Interest and other expense	$23	$24	$24	$(1)	$(1)	$71	$72	$(1)
Interest and other expense remained essentially flat in the third quarter of fiscal 2013 compared to the prior quarter and for the third quarter and the first nine months of fiscal 2013 compared to the comparable periods in fiscal 2012. Interest expenses incurred were primarily associated with the senior unsecured notes issued in June 2011.
Interest and Other Income, net
Interest and other income, net for the periods indicated was as follows:

	Three Months Ended			Change		Nine Months Ended		Change
	July 28, 2013	April 28, 2013	July 29, 2012	Q3 2013 over Q2 2013	Q3 2013 over Q3 2012	July 28, 2013	July 29, 2012	YTD Q3 2013 over YTD Q3 2012

	(In millions)
Interest and other income, net	$4	$4	$4	$—	$—	$11	$13	$(2)

Interest and other income, net remained essentially flat in the third quarter and first nine months of fiscal 2013 compared to the prior quarter and to the comparable periods in fiscal 2012. Interest and other income, net primarily includes interest earned on cash and investments and realized gains on sale of securities.

Income Taxes
Income tax expenses for the periods indicated were as follows:

	Three Months Ended			Change		Nine Months Ended		Change
	July 28, 2013	April 28, 2013	July 29, 2012	Q3 2013 over Q2 2013	Q3 2013 over Q3 2012	July 28, 2013	July 29, 2012	YTD Q3 2013 over YTD Q3 2012

	(In millions, except percentages)
Provision for income taxes	$60	$39	$84	$21	$(24)	$83	$224	$(141)
Effective tax rate	26.3%	(43.3)%	27.8%	69.6 points	(1.5) points	53.2%	26.4%	26.8 points
The effective tax rates for the third and second quarters of fiscal 2013 were 26.3 percent and negative 43.3 percent, respectively. The change in the effective tax rate for the third quarter of fiscal 2013 from the prior quarter was primarily due to the goodwill impairment charge recorded in the second quarter of fiscal 2013 that was not deductible. The goodwill impairment charge also resulted in an income tax provision on a loss before income taxes that caused a negative effective tax rate for the second quarter of fiscal 2013.
The effective tax rate for the third quarter of fiscal 2013 decreased compared to the same period in the prior year primarily due to changes in the geographic composition of income, including jurisdictions with tax incentives, and benefits resulting from resolution of prior years’ income tax filings.

The effective tax rate increased for the first nine months of fiscal 2013 compared to the same period in the prior year primarily due to the goodwill impairment charge recorded in the prior quarter that was not deductible. The effective tax rate for the first nine months of fiscal 2013 also reflected a $14 million benefit resulting from the resolution of prior years’ income tax filings and a $13 million benefit from the reinstatement of the U.S. federal research and development tax credit, retroactive to January 1, 2012.
The effective tax rates for the periods presented were also affected by changes in geographic composition of income, including income outside the U.S. in jurisdictions with tax incentives. Applied’s effective income tax rate depends on various factors, such as tax legislation and the geographic composition of Applied’s pre-tax income.

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
The competitive environment for the Silicon Systems Group in the first nine months of fiscal 2013 reflected continued investment in the semiconductor industry, driven by the demands of mobile computing. Foundry customers remain the primary driver of net sales of the Silicon Systems Group. As manufacturers of DRAM and NAND balance supply with demand in their markets, capacity requirements improved moderately from the same period last year. Memory spending remained focused on technology conversions to fulfill growing demand for mobility-related end markets.
With the acquisition of Varian, Applied acquired ion implantation technology for semiconductor as well as c-Si solar cell manufacturing, which was recorded under the Silicon Systems Group segment in fiscal 2012. In fiscal 2013, Applied began marketing the solar implant products commercially through its Energy and Environmental Solutions segment. Accordingly, effective in the first quarter of fiscal 2013, Applied accounts for its solar implant products under the Energy and Environmental Solutions segment. The effect of the solar implant products was not material to the operations of either the Silicon Systems Group or Energy and Environmental Solutions segments.

Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	July 28, 2013	April 28, 2013	July 29, 2012	Q3 2013 over Q2 2013		Q3 2013 over Q3 2012

	(In millions, except percentages and ratios)
New orders	$1,203	$1,551	$1,166	$(348)	(22)%	$37	3%
Net sales	1,272	1,291	1,545	(19)	(1)%	(273)	(18)%
Book to bill ratio	0.9	1.2	0.8
Operating income	246	283	427	(37)	(13)%	(181)	(42)%
Operating margin	19.3%	21.9%	27.6%		(2.6) points		(8.3) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$283	$329	$482	(46)	(14)%	(199)	(41)%
Non-GAAP adjusted operating margin percent	22.2%	25.5%	31.2%		(3.3) points		(9.0) points

	Nine Months Ended		Change
	July 28, 2013	July 29, 2012	YTD Q3 2013 over YTD Q3 2012

	(In millions, except percentages and ratios)
New orders	$4,117	$4,552	$(435)	(10)%
Net sales	3,532	4,666	(1,134)	(24)%
Book to bill ratio	1.2	1.0
Operating income	663	1,202	(539)	(45)%
Operating margin	18.8%	25.8%		(7.0) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$792	$1,442	(650)	(45)%
Non-GAAP adjusted operating margin percent	22.4%	30.9%		(8.5) points

Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below.

New orders for the Silicon Systems Group by end use application for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 28, 2013	April 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Foundry	45%	66%	58%	62%	64%
Memory	38%	21%	29%	24%	23%
Logic and other	17%	13%	13%	14%	13%
	100%	100%	100%	100%	100%

New orders for the third quarter of fiscal 2013 decreased and net sales slightly declined compared to the prior quarter, primarily due to lower demand and spending from foundry customers, partially offset by increased demand and spending from memory and logic customers. Approximately 45 percent of net sales in the third quarter of fiscal 2013 were for orders received and shipped within the quarter. Operating income and non-GAAP adjusted operating income decreased in the third quarter of fiscal 2013 compared to the prior quarter, primarily reflecting changes in product mix. In the third quarter of fiscal 2013, four customers accounted for approximately 56 percent of this segment's total new orders, while two customers accounted for 49 percent of net sales.
New orders for the third quarter of fiscal 2013 increased slightly compared to the same period in fiscal 2012 mainly due to increased demand from memory customers, partially offset by lower demand from foundry customers. Net sales during the current quarter decreased compared to the same period in fiscal 2012 due to lower sales across all customer categories. Both new orders and net sales for the first nine months of fiscal 2013 decreased compared to the prior year primarily due to lower demand and spending from foundry and memory customers. Operating income and non-GAAP adjusted operating income decreased in the third quarter and first nine months of fiscal 2013 compared to the same periods in the prior year, reflecting the decrease in net sales and changes in product mix.
The following regions accounted for at least 30 percent of total net sales for the Silicon Systems Group segment for one or more of the periods indicated:

	Three Months Ended						Change
	July 28, 2013		April 28, 2013		July 29, 2012		Q3 2013 over Q2 2013	Q3 2013 over Q3 2012

	(In millions, except percentages)
Taiwan	$533	42%	$716	55%	$680	44%	(26)%	(22)%
Korea	$190	15%	$113	9%	$294	19%	68%	(35)%

	Nine Months Ended				Change
	July 28, 2013		July 29, 2012		YTD Q3 2013 over YTD Q3 2012

	(In millions, except percentages)
Taiwan	$1,711	48%	$1,428	31%	20%
Korea	$419	12%	$1,496	32%	(72)%

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
Industry conditions that affected Applied Global Services' sales of spares and services during the first nine months of fiscal 2013 were principally semiconductor manufacturers' wafer starts as well as utilization rates.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	July 28, 2013	April 28, 2013	July 29, 2012	Q3 2013 over Q2 2013		Q3 2013 over Q3 2012

	(In millions, except percentages and ratios)
New orders	$517	$481	$531	$36	7%	$(14)	(3)%
Net sales	497	517	579	(20)	(4)%	(82)	(14)%
Book to bill ratio	1.0	0.9	0.9
Operating income	114	118	122	(4)	(3)%	(8)	(7)%
Operating margin	22.9%	22.8%	21.1%		0.1 point		1.8 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	116	120	135	(4)	(3)%	(19)	(14)%
Non-GAAP adjusted operating margin percent	23.3%	23.2%	23.3%		0.1 point		—%

	Nine Months Ended		Change
	July 28, 2013	July 29, 2012	YTD Q3 2013 over YTD Q3 2012

	(In millions, except percentages and ratios)
New orders	$1,542	$1,697	$(155)	(9)%
Net sales	1,485	1,664	(179)	(11)%
Book to bill ratio	1.0	1.0
Operating income	321	338	(17)	(5)%
Operating margin	21.6%	20.3%		1.3 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$327	$359	(32)	(9)%
Non-GAAP adjusted operating margin percent	22.0%	21.6%		0.4 point

Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below.

New orders for the third quarter of fiscal 2013 increased compared to the prior quarter primarily due to increased demand for spares and equipment upgrades. Net sales for the third quarter of fiscal 2013 decreased slightly from the prior quarter, which resulted in slightly lower operating income and non-GAAP adjusted operating income.
New orders for the third quarter and first nine months of fiscal 2013 decreased compared to the same periods in fiscal 2012 mainly due to decreased demand for semiconductor spares and services. The decrease in new orders for the first nine months of fiscal 2013 was also attributable to an order for thin film solar equipment of $95 million recorded during the first nine months of fiscal 2012. Net sales for the third quarter and first nine months of fiscal 2013 decreased compared to the same periods in the prior year due mainly to decreased spending in semiconductor spares and services. Operating income and non-GAAP adjusted operating income decreased in the third quarter and first nine months of fiscal 2013 compared to the same periods in the prior year, reflecting the decrease in net sales. Operating income for the first nine months of fiscal 2013 included restructuring and asset impairment charges of $2 million associated with the 2012 EES Restructuring Plan and the integration of Varian.
There was no single region that accounted for at least 30 percent of total net sales for the Applied Global Services segment for any of the periods presented.
Display Segment
The Display segment encompasses products for manufacturing LCDs, organic light-emitting diodes (OLEDs), and other display technologies for TVs, personal computers (PCs), tablets, smart phones, and other consumer-oriented devices. The segment is focused on expanding market share through technologically-differentiated equipment for manufacturing large-scale TVs; entry into new markets such as the low temperature polysilicon (LTPS), metal oxide, and touch panel sectors; and development of products that enable cost reductions through productivity and uniformity. Historically, display industry growth has depended primarily on consumer demand for increasingly larger and more advanced LCD TVs.
The market environment for Applied's Display segment in the first nine of fiscal 2013 was characterized by continued demand for touch screen and high-end mobile devices, as well as a recovery in the LCD TV equipment market.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	July 28, 2013	April 28, 2013	July 29, 2012	Q3 2013 over Q2 2013		Q3 2013 over Q3 2012

	(In millions, except percentages and ratios)
New orders	$256	$195	$67	$61	31%	$189	282%
Net sales	161	127	142	34	27%	19	13%
Book to bill ratio	1.6	1.5	0.5
Operating income	33	19	10	14	74%	23	230%
Operating margin	20.5%	15.0%	7.0%		5.5 points		13.5 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$34	$21	$12	13	62%	22	183%
Non-GAAP adjusted operating margin percent	21.1%	16.5%	8.5%		4.6 points		12.6 points

	Nine Months Ended		Change
	July 28, 2013	July 29, 2012	YTD Q3 2013 over YTD Q3 2012

	(In millions, except percentages and ratios)
New orders	$589	$192	$397	207%
Net sales	375	380	(5)	(1)%
Book to bill ratio	1.6	0.5
Operating income	55	23	32	139%
Operating margin	14.7%	6.1%		8.6 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$60	$29	31	107%
Non-GAAP adjusted operating margin percent	16.0%	7.6%		8.4 points

Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below.
New orders and net sales for the third quarter of fiscal 2013 increased compared to the prior quarter primarily reflecting increased demand for LCD TV equipment. Operating income and non-GAAP adjusted operating income increased primarily due to higher level of net sales. One customer accounted for approximately 70 percent of new orders for the Display segment in the third quarter of fiscal 2013. Three customers accounted for 74 percent of net sales for this segment in the third quarter of fiscal 2013, with one of the customers accounting for 43 percent of net sales.
New orders for the third quarter and first nine months of fiscal 2013 increased compared to the same periods in the prior year primarily due to increased demand for LCD TV equipment as a result of improvement in end-market conditions. Net sales for the third quarter of fiscal 2013 increased compared to the same period in fiscal 2012 primarily due to increased investments in LCD TV equipment, while net sales for the first nine months of fiscal 2013 were essentially flat compared to the prior year. Operating income and non-GAAP adjusted operating income increased for the third quarter and first nine months of fiscal 2013 from the comparable periods in fiscal 2012, as a result of favorable changes in product mix and operating cost reductions.
The following regions accounted for at least 30 percent of total net sales for the Display segment for one or more of the periods indicated:

	Three Months Ended						Change
	July 28, 2013		April 28, 2013		July 29, 2012		Q3 2013 over Q2 2013	Q3 2013 over Q3 2012

	(In millions, except percentages)
Korea	$26	16%	$59	46%	$28	20%	(56)%	(7)%
China	$113	70%	$30	24%	$58	41%	277%	95%
Taiwan	$14	9%	$9	7%	$8	6%	56%	75%
Japan	$8	5%	$28	22%	$46	32%	(71)%	(83)%

	Nine Months Ended				Change
	July 28, 2013		July 29, 2012		YTD Q3 2013 over YTD Q3 2012

	(In millions, except percentages)
Korea	$128	34%	$74	19%	73%
China	$187	50%	$78	21%	140%
Taiwan	$24	6%	$145	38%	(83)%
Japan	$36	10%	$71	19%	(49)%

Energy and Environmental Solutions Segment
The Energy and Environmental Solutions segment includes products for fabricating c-Si solar PVs, as well as high throughput roll-to-roll deposition equipment for flexible electronics, packaging and other applications. This business is focused on delivering solutions to generate and conserve energy, with an emphasis on lowering the cost to produce solar power and increasing conversion efficiency. While end-demand for solar PVs has been robust over the last several years, investment levels in capital equipment remain depressed. Global solar PV production capacity exceeds anticipated demand, which has caused solar PV manufacturers to significantly reduce or delay investments in manufacturing capacity and new technology, or in some instances to cease operations.
The solar PV industry environment in the first nine months of fiscal 2013 was characterized by continued excess manufacturing capacity despite continued growth in end-market demand, uncertainty related to international trade disputes, and tightened access to capital.  As a result, solar cell and wafering customers are deferring purchases of new equipment.
With the acquisition of Varian, Applied acquired ion implantation technology for semiconductor as well as c-Si solar cell manufacturing which was recorded under the Silicon Systems Group segment in fiscal 2012. In fiscal 2013, Applied began marketing the solar implant products commercially through its Energy and Environmental Solutions segment. Accordingly, effective in the first quarter of fiscal 2013, Applied accounts for its solar implant products under the Energy and Environmental Solutions segment. The effect of the solar implant products was not material to the operations of either the Silicon Systems Group or Energy and Environmental Solutions segments.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	July 28, 2013	April 28, 2013	July 29, 2012	Q3 2013 over Q2 2013		Q3 2013 over Q3 2012

	(In millions, except percentages and ratios)
New orders	$19	$39	$35	$(20)	(51)%	$(16)	(46)%
Net sales	45	38	77	7	18%	(32)	(42)%
Book to bill ratio	0.4	1.0	0.5
Operating loss	(27)	(322)	(102)	295	92%	75	74%
Operating margin	(60.0)%	(847.4)%	(132.5)%		787.4 points		72.5 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating loss	(15)	(34)	(64)	19	56%	49	77%
Non-GAAP adjusted operating margin percent	(33.3)%	(89.5)%	(83.1)%		56.2 points		49.8 points

	Nine Months Ended		Change
	July 28, 2013	July 29, 2012	YTD Q3 2013 over YTD Q3 2012

	(In millions, except percentages and ratios)
New orders	$126	$131	$(5)	(4)%
Net sales	129	363	(234)	(64)%
Book to bill ratio	1.0	0.4
Operating loss	(403)	(188)	(215)	(114)%
Operating margin	(312.4)%	(51.8)%		(260.6) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating loss	$(93)	$(138)	45	33%
Non-GAAP adjusted operating margin percent	(72.1)%	(38.0)%		(34.1) points

Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below.

New orders and net sales for the third quarter and first nine months of fiscal 2013 remained at low levels due to continued excess manufacturing capacity in the solar industry, which resulted in operating losses for the segment. One customer accounted for approximately 15 percent of new orders and net sales for this segment during the third quarter of fiscal 2013. Non-GAAP adjusted operating loss decreased for the third quarter of fiscal 2013 compared to the prior quarter and third quarter of fiscal 2012 due to spending reductions resulting from restructuring activities and continued cost reduction measures.
The following regions accounted for at least 30 percent of total net sales for the Energy and Environmental Solutions segment for one or more of the periods presented:

	Three Months Ended						Change
	July 28, 2013		April 28, 2013		July 29, 2012		Q3 2013 over Q2 2013	Q3 2013 over Q3 2012

	(In millions, except percentages)
Taiwan	$7	16%	$3	8%	$15	19%	133%	(53)%
China	$30	67%	$21	55%	$45	58%	43%	(33)%

	Nine Months Ended				Change
	July 28, 2013		July 29, 2012		YTD Q3 2013 over YTD Q3 2012

	(In millions, except percentages)
Taiwan	$17	13%	$114	31%	(85)%
China	$66	51%	$171	47%	(61)%
Operating income for the third quarter and first nine months of fiscal 2013 included restructuring and asset impairment charges of $10 million and $18 million, respectively, associated with the 2012 EES Restructuring Plan discussed above.
During the second quarter of fiscal 2013, Applied performed a two-step goodwill impairment test. Applied concluded that the Energy and Environmental Solutions reporting unit's carrying value exceeded its fair value and therefore recorded a $224 million goodwill impairment charge. In addition, Applied performed an impairment test for long-lived assets associated with the reporting unit and determined that the majority of intangible assets were impaired. Accordingly, Applied recorded an impairment charge of $54 million related to these intangible assets. See discussion in the Impairment of Goodwill and Intangible Assets section above and Note 8 of Notes to the Consolidated Condensed Financial Statements for further details.

Financial Condition, Liquidity and Capital Resources
Applied's cash, cash equivalents and investments consist of the following:

	July 28, 2013	October 28, 2012

	(In millions)
Cash and cash equivalents	$1,745	$1,392
Short-term investments	230	545
Long-term investments	1,055	1,055
Total cash, cash-equivalents and investments	$3,030	$2,992
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Nine Months Ended
	July 28, 2013	July 29, 2012

	(In millions)
Cash provided by operating activities	$604	$1,440
Cash provided by (used in) investing activities	$158	$(4,697)
Cash used in financing activities	$(409)	$(1,172)
Cash from operating activities for the nine months ended July 28, 2013 was $604 million, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation, impairment of goodwill and intangible assets, and restructuring and asset impairments. Cash from operations was negatively affected by increases in inventories and decreases in accounts payable and accrued expenses. The increases in inventories were mainly due to slightly higher deferred inventory at the end of the third quarter of fiscal 2013. The decreases in accounts payable and accrued expenses were mostly related to cash usage for existing restructuring plans and variable compensation programs.
Applied did not utilize programs to discount letters of credit issued by customers during the three and nine months ended July 28, 2013 and July 29, 2012. Discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. There was no factoring of accounts receivable or discounting of promissory notes during the three and nine months ended July 28, 2013 and during the three months ended July 29, 2012. Applied factored accounts receivable and discounted promissory notes of $70 million during the nine months ended July 29, 2012.
Applied’s working capital was $3.0 billion at July 28, 2013 and $2.8 billion at October 28, 2012.
Days sales, inventory and payable outstanding at the end of each of the periods indicated are:

	July 28, 2013	April 28, 2013	July 29, 2012

Days sales outstanding	54	59	60
Days inventory outstanding	106	103	89
Days payable outstanding	40	41	29
Days sales outstanding varies due to the timing of shipments and the payment terms. Days sales outstanding decreased in the third quarter of fiscal 2013 compared to the prior quarter primarily due to better sales linearity and improved collection performance. Days inventory outstanding increased in the third quarter of fiscal 2013 compared to the prior quarter due to slightly higher deferred inventory at quarter end, while days payable outstanding remained relatively flat. Days inventory outstanding and days payable outstanding increased during the third quarter of fiscal 2013 compared to the same period in the prior year reflecting lower business volumes.
Applied generated $158 million of cash from investing activities during the nine months ended July 28, 2013. Proceeds from sales and maturities of investments, net of purchases of investments, totaled $299 million and capital expenditures, net were $140 million during the nine months ended July 28, 2013. During the nine months ended July 29, 2012, Applied used $4.7 billion in investing activities, primarily due to the acquisition of Varian.

Applied used cash for financing activities in the amount of $409 million during the nine months ended July 28, 2013, consisting primarily of $336 million in payment of cash dividends to stockholders and $198 million in repurchases of common stock, offset by proceeds from stock issuances related to equity compensation awards of $125 million.
In June 2013, March 2013 and December 2012, Applied's Board of Directors declared a quarterly cash dividend in the amount of $0.10, $0.10 and $0.09 per share, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks was extended by one year in May 2013 and is scheduled to expire in May 2017. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at July 28, 2013. Remaining credit facilities in the amount of approximately $80 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both July 28, 2013 and October 28, 2012 and Applied has not utilized these credit facilities.
Applied has debt agreements that contain financial and other covenants. These covenants require Applied to maintain certain minimum financial ratios. At July 28, 2013, Applied was in compliance with all such covenants. See Note 9 of Notes to Consolidated Condensed Financial Statements for additional discussion of long-term debt.
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of July 28, 2013, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $41 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of July 28, 2013, Applied Materials, Inc. has provided parent guarantees to banks for approximately $102 million to cover these arrangements.
Applied’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, municipal bonds, corporate bonds and mortgage-backed and asset-backed securities, as well as equity securities. Applied regularly monitors the credit risk in its investment portfolio and takes appropriate measures, which may include the sale of certain securities, to manage such risks prudently in accordance with its investment policies. During the three and nine months ended July 28, 2013, Applied did not recognize any impairment of its fixed income and publicly traded equity securities. At July 28, 2013, gross unrealized losses due to a decrease in the fair value of certain fixed income securities were not material.
During the nine months ended July 28, 2013, Applied recorded a favorable adjustment of $5 million to the allowance for doubtful accounts. While Applied believes that its allowance for doubtful accounts at July 28, 2013 is adequate, it will continue to closely monitor customer liquidity and economic conditions.
As of July 28, 2013, approximately $1.3 billion of cash, cash equivalents, and marketable securities held by foreign subsidiaries may be subject to U.S. taxes if repatriated for U.S. operations. Of this amount, Applied intends to permanently reinvest approximately $0.9 billion of these funds outside of the U.S. and does not plan to repatriate these funds. For the remaining cash, cash equivalents and marketable securities held by foreign subsidiaries, U.S. taxes have been provided for in the financial statements.
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

Non-GAAP Adjusted Results
Management uses non-GAAP adjusted results to evaluate operating and financial performance in light of business objectives and for planning purposes. Applied believes these measures enhance investors’ ability to review the Company’s business from the same perspective as management and facilitate comparisons of this period’s results with prior periods. The non-GAAP adjusted results presented below exclude the impact of the following, where applicable: certain acquisition-related costs; restructuring charges and any associated adjustments; impairments of assets, goodwill, or investments; gain or loss on sale of facilities; and certain tax items. These non-GAAP adjusted measures are not in accordance with GAAP and may differ from non-GAAP methods of accounting and reporting used by other companies. The presentation of this additional information should not be considered a substitute for results prepared in accordance with GAAP.

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results:
APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	July 28, 2013	April 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012

Non-GAAP Adjusted Gross Margin
Reported gross margin (GAAP basis)	$806	$808	$930	$2,196	$2,726
Certain items associated with acquisitions[1]	40	43	44	126	209
Acquisition integration and deal costs	1	1	—	3	—
Non-GAAP adjusted gross margin	$847	$852	$974	$2,325	$2,935
Non-GAAP adjusted gross margin percent (% of net sales)	42.9%	43.2%	41.6%	42.1%	41.5%
Non-GAAP Adjusted Operating Income
Reported operating income (loss) (GAAP basis)	$250	$(68)	$322	$221	$910
Impairment of goodwill and intangible assets	—	278	—	278	—
Certain items associated with acquisitions[1]	47	53	57	154	242
Acquisition integration and deal costs	5	12	8	27	70
Restructuring charges and asset impairments[2,3,4,5]	14	10	44	33	44
Gain on sale of facility	(4)	—	—	(4)	—
Non-GAAP adjusted operating income	$312	$285	$431	$709	$1,266
Non-GAAP adjusted operating margin percent (% of net sales)	15.8%	14.4%	18.4%	12.8%	17.9%
Non-GAAP Adjusted Net Income
Reported net income (loss) (GAAP basis)	$168	$(129)	$218	$73	$624
Impairment of goodwill and intangible assets	—	278	—	278	—
Certain items associated with acquisitions[1]	47	53	57	154	242
Acquisition integration and deal costs	5	12	8	27	70
Restructuring charges and asset impairments[2,3,4,5]	14	10	44	33	44
Impairment of strategic investments	3	2	—	5	3
Gain on sale of facility	(4)	—	—	(4)	—
Reinstatement of federal R&D tax credit	—	(3)	—	(13)	—
Resolution of prior years’ income tax filings	(3)	—	(10)	(14)	(17)
Income tax effect of non-GAAP adjustments	(7)	(24)	(17)	(48)	(77)
Non-GAAP adjusted net income	$223	$199	$300	$491	$889

1	These items are incremental charges attributable to acquisitions, consisting of inventory fair value adjustments on products sold, and amortization of purchased intangible assets.

2
Results for the three months ended July 28, 2013 included $4 million of employee-related costs related to the restructuring program announced on October 3, 2012 and restructuring and asset impairment charges of $10 million related to the restructuring program announced on May 10, 2012.

3
Results for the three months ended April 28, 2013 included $4 million of employee-related costs related to the restructuring program announced on October 3, 2012 and restructuring and asset impairment charges of $6 million related to the restructuring program announced on May 10, 2012.

4
Results for the three and nine months ended July 29, 2012 included $35 million of restructuring and asset impairment charges related to the restructuring program announced on May 10, 2012 and severance charges of $9 million related to the integration of Varian.

5
Results for the nine months ended July 28, 2013 included $12 million of employee-related costs, net, related to the restructuring program announced on October 3, 2012, restructuring and asset impairment charges of $19 million related to the restructuring program announced on May 10, 2012 and severance charges of $2 million related to the integration of Varian.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended			Nine Months Ended
(In millions, except per share amounts)	July 28, 2013	April 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings (loss) per diluted share (GAAP basis)	$0.14	$(0.11)	$0.17	$0.06	$0.48
Impairment of goodwill and intangible assets	—	0.22	—	0.22	—
Certain items associated with acquisitions	0.03	0.04	0.04	0.10	0.15
Acquisition integration and deal costs	—	0.01	0.01	0.02	0.04
Restructuring charges and asset impairments	0.01	—	0.03	0.02	0.03
Reinstatement of federal R&D tax credit and resolution of prior years’ income tax filings	—	—	(0.01)	(0.02)	(0.01)
Non-GAAP adjusted earnings per diluted share	$0.18	$0.16	$0.24	$0.40	$0.69
Weighted average number of diluted shares	1,220	1,217	1,268	1,218	1,292

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	July 28, 2013	April 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012

SSG Non-GAAP Adjusted Operating Income
Reported operating income (GAAP basis)	$246	$283	$427	$663	$1,202
Certain items associated with acquisitions[1]	42	45	47	131	208
Acquisition integration and deal costs, net	(5)	1	7	(3)	31
Restructuring charges and asset impairments[4,5]	—	—	1	1	1
Non-GAAP adjusted operating income	$283	$329	$482	$792	$1,442
Non-GAAP adjusted operating margin percent (% of net sales)	22.2%	25.5%	31.2%	22.4%	30.9%
AGS Non-GAAP Adjusted Operating Income
Reported operating income (GAAP basis)	$114	$118	$122	$321	$338
Certain items associated with acquisitions[1]	2	1	2	4	10
Restructuring charges and asset impairments[3,4,5]	—	1	11	2	11
Non-GAAP adjusted operating income	$116	$120	$135	$327	$359
Non-GAAP adjusted operating margin percent (% of net sales)	23.3%	23.2%	23.3%	22.0%	21.6%
Display Non-GAAP Adjusted Operating Income
Reported operating income (GAAP basis)	$33	$19	$10	$55	$23
Certain items associated with acquisitions[1]	1	2	2	5	6
Non-GAAP adjusted operating income	$34	$21	$12	$60	$29
Non-GAAP adjusted operating margin percent (% of net sales)	21.1%	16.5%	8.5%	16.0%	7.6%
EES Non-GAAP Adjusted Operating Loss
Reported operating loss (GAAP basis)	$(27)	$(322)	$(102)	$(403)	$(188)
Impairment of goodwill and intangible assets	—	278	—	278	—
Certain items associated with acquisitions[1]	2	5	6	14	18
Restructuring charges and asset impairments[2,3,4,5]	10	5	32	18	32
Non-GAAP adjusted operating loss	$(15)	$(34)	$(64)	$(93)	$(138)
Non-GAAP adjusted operating margin percent (% of net sales)	(33.3)%	(89.5)%	(83.1)%	(72.1)%	(38.0)%

1	These items are incremental charges attributable to acquisitions, consisting of inventory fair value adjustments on products sold, and amortization of purchased intangible assets.

2	Results for the three months ended July 28, 2013 included restructuring and asset impairment charges of $10 million related to the restructuring program announced on May 10, 2012.

3	Results for the three months ended April 28, 2013 included restructuring and asset impairment charges of $6 million related to the restructuring program announced on May 10, 2012.

4
Results for the three and nine months ended July 29, 2012 included restructuring and asset impairment charges of $35 million related to the restructuring program announced on May 10, 2012 and severance charges of $9 million related to the integration of Varian.

5
Results for the nine months ended July 28, 2013 included restructuring and asset impairment charges of $19 million related to the restructuring program announced on May 10, 2012 and severance charges of $2 million related to the integration of Varian.

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
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $1.2 billion at July 28, 2013. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at July 28, 2013, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $20 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. At July 28, 2013, the carrying amount of debt issued by Applied was $1.9 billion with an estimated fair value of $2.1 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s debt issuances of approximately $180 million at July 28, 2013.
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
Changes in Internal Control Over Financial Reporting
During the third quarter of fiscal 2013, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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
The global semiconductor, flat panel display, solar and related industries in which Applied operates are characterized by ongoing changes affecting some or all of these industries that impact demand for and/or the profitability of Applied's products, including:

•
the nature, timing and degree of visibility of changes in end demand for electronic products, including those related to fluctuations in consumer buying patterns tied to seasonality or the introduction of new products, and the effects of these changes on foundry and other customers’ businesses and, in turn, on demand for Applied’s products;

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

•	the increasing importance of, and difficulties in, developing products with sufficient differentiation to influence customers’ purchasing decisions;

•	requirements for shorter cycle times for the development, manufacture and installation of manufacturing equipment;

•	price and performance trends for semiconductor devices, displays and solar PVs, and the corresponding effect on demand for such products;

•	the increasing importance of the availability of spare parts to maximize the time that customers’ systems are available for production;

•	the increasing role for and complexity of software in Applied products; and

•	the increasing focus on reducing energy usage and improving the environmental impact and sustainability associated with manufacturing operations.
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

•	competitive factors that make it difficult to enhance market share, including challenges in securing development-tool-of-record (DTOR) and production-tool-of-record (PTOR) positions with customers;

•	shifts in sourcing strategies by computer and electronics companies that impact the equipment requirements of Applied's foundry customers;

•	the concentration of new wafer starts in Korea and Taiwan, where Applied’s service penetration and service-revenue-per-wafer-start have been lower than in other regions; and

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
The global flat panel display industry historically has experienced considerable volatility in capital equipment investment levels, due in part to the limited number of display manufacturers, the concentrated nature of end-use applications, excess production capacity relative to end-use demand, and panel manufacturer profitability. Industry growth has depended primarily on consumer demand for increasingly larger and more advanced TVs and, more recently, on demand for smartphones and other mobile devices, which demand is highly sensitive to cost and improvements in technologies and features. The display industry is characterized by ongoing changes particular to this industry that impact demand for and/or the profitability of Applied's display products, including:

•
the timing and extent of an expansion of manufacturing facilities in China by Chinese display manufacturers and manufacturers from other countries, and the ability of non-Chinese manufacturers to obtain government approvals on a timely basis;

•	the rate of transition to larger substrate sizes for TVs and the resulting effect on capital intensity in the industry and on Applied’s product differentiation, gross margin and return on investment;

•
the importance of new types of display technologies, such as low temperature polysilicon (LTPS), organic light-emitting diode (OLED) and metal oxide, and new touch panel films, such as anti-reflective and anti-fingerprint; and

•	uncertainty with respect to future display technology end-use applications and growth drivers.

Applied is exposed to risks as a result of ongoing changes specific to the solar industry.
Investment levels in capital equipment for the global solar industry have experienced considerable volatility. In recent years, global solar PV production capacity has exceeded end-use demand, causing customers to significantly reduce or delay investments in manufacturing capacity and new technology, or to cease operations. The global solar market is characterized by ongoing changes specific to this industry that impact demand for and/or the profitability of Applied’s solar products, including:

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
Applied’s semiconductor customer base historically has been, and is becoming even more, highly concentrated as a result of economic and industry conditions. In the third quarter of fiscal 2013, two semiconductor manufacturers accounted for 49 percent of Silicon Systems Group net sales and two customers accounted for 44 percent of Applied’s consolidated net sales. Applied’s display customer base is also highly concentrated, while concentration within Applied’s solar customer base varies depending on the product line but is increasing due to challenging industry conditions. Applied’s customer base is also geographically-concentrated. In the third quarter of fiscal 2013, customers in Taiwan accounted for 42 percent of net sales for the Silicon Systems Group segment; customers in China and Korea accounted for 86 percent of the net sales for the Display segment; and customers in China accounted for 67 percent of net sales for the Energy and Environmental Solutions segment.
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
In the third quarter of fiscal 2013, approximately 82 percent of Applied’s net sales were to customers in regions outside the United States. Moreover, China now represents the largest market for various electronic products, such as TVs, PCs, and smartphones. Certain of Applied’s R&D and manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in Singapore, Taiwan, China, Korea, Israel, Germany and Italy. Applied is also expanding its business and operations in new countries. The global nature of Applied’s business and operations, combined with the need to continually improve the Company’s operating cost structure, presents challenges, including but not limited to those arising from:

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

•	the need for an effective business continuity plan if a disaster or other event occurs that could disrupt business operations;

•	the need to regularly reassess the size, capability and location of global infrastructure and make appropriate changes;

•	cultural and language differences;

•	difficulties and uncertainties associated with the entry into new countries;

•	hiring and integration of an increasing number of new workers, including in countries such as India and China;

•	the increasing need for the workforce to be more mobile and work in or travel to different regions;

•	uncertainties with respect to economic growth rates in various countries; and

•	uncertainties with respect to growth rates for the manufacture and sale of semiconductors, displays and solar PVs in the developing economies of certain countries.
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
Applied’s success depends in significant part on the protection of its intellectual property and other rights. Infringement of Applied’s rights by a third party, such as the unauthorized manufacture or sale of equipment or spare parts, could result in uncompensated lost market and revenue opportunities for Applied. Policing any unauthorized use of intellectual property is difficult and costly and Applied cannot be certain that the measures it has implemented will prevent misuse. Applied’s intellectual property rights may not provide significant competitive advantages if they are circumvented, invalidated, rendered obsolete by the rapid pace of technological change, or if Applied does not adequately protect or assert these rights or obtain necessary licenses on commercially reasonable terms. Furthermore, the laws and practices of other countries, including China, India, Taiwan and Korea, permit the protection and enforcement of Applied’s rights to varying extents, which may not be sufficient to adequately protect Applied’s rights. In addition, changes in intellectual property laws or their interpretation, such as recent changes in U.S. patent laws, may impact Applied's ability to protect and assert its intellectual property rights, increase costs and uncertainties in the prosecution of patent applications and enforcement or defense of issued patents, and diminish the value of Applied's intellectual property.
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
Applied has a significant amount of goodwill and other acquired intangible assets related to acquisitions. Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year, and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The review compares the fair value for each of Applied’s reporting units to its associated carrying value, including goodwill. Factors that could lead to impairment of goodwill and intangible assets include adverse industry or economic trends, reduced estimates of future cash flows, declines in the market price of Applied common stock, changes in Applied’s strategies or product portfolio, and restructuring activities. Applied’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. For example, in the second quarter of fiscal 2013, Applied recorded goodwill and intangible asset impairment charges. Applied may be required to record future charges to earnings during the period in which an impairment of goodwill or intangible assets is determined to exist.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information as of July 28, 2013 with respect to the shares of common stock repurchased by Applied during the third quarter of fiscal 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*

	(In millions, except per share amounts)
Month #1
(April 29, 2013 to May 26, 2013)	0.8	$14.72	$12	0.8	$1,670
Month #2
(May 27, 2013 to June 23, 2013)	1.3	$15.37	20	1.3	$1,650
Month #3
(June 24, 2013 to July 28, 2013)	1.2	$15.69	18	1.2	$1,632
Total	3.3	$15.33	$50	3.3

*	On March 5, 2012, the Board of Directors approved a stock repurchase program authorizing up to $3.0 billion in repurchases over the next three years, ending March 2015.

Item 6.    Exhibits
Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.1	Extension Agreement, dated as of May 25, 2013, to Credit Agreement, dated as of May 25, 2011, as amended, among Applied Materials, Inc., JPMorgan Chase Bank, N.A. as administrative agent and the lenders parties thereto	8-K	000-06920	10.1	5/28/2013
10.2	Offer Letter, dated August 14, 2013, between Applied Materials, Inc. and Gary E. Dickerson†
10.3	Offer Letter, dated August 15, 2013, between Applied Materials, Inc. and Michael R. Splinter†
10.4	Form of Non-Qualified Stock Option Agreement for Employees for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended†
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

†	Filed herewith.

‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ ROBERT J. HALLIDAY
Robert J. Halliday Senior Vice President, Chief Financial Officer (Principal Financial Officer)
August 22, 2013