Form 10-K
period 2013-10-27
APPLIED MATERIALS INC /DE
filed 2013-12-04
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 27, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 26, 2013, based upon the closing sale price reported by the NASDAQ Global Select Market on that date: $16,956,394,267
Number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of November 21, 2013: 1,204,183,467
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for Applied Materials, Inc.’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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
Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Examples of forward-looking statements include statements regarding Applied’s future financial or operating results, as well as its plans or expectations regarding cash flows and cash deployment strategies, declaration of dividends, share repurchases, business strategies and priorities, costs and cost controls, products, competitive positions, management's plans and objectives for future operations, research and development, strategic acquisitions and investments, the proposed business combination with Tokyo Electron Limited, growth opportunities, the nature and impact of restructuring activities, backlog, working capital, liquidity, investment portfolio and policies, taxes, supply chain, manufacturing, properties, legal proceedings and claims, customer demand and spending, end-use demand, market and industry trends and outlooks, and general economic conditions. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part I, Item 1A, “Risk Factors,” below and elsewhere in this report. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Applied undertakes no obligation to revise or update any forward-looking statements.
The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report.

APPLIED MATERIALS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 27, 2013

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
In November 2011, Applied completed the acquisition of Varian Semiconductor Equipment Associates, Inc. (Varian), a leading supplier of ion implantation equipment to the semiconductor and solar industries. The acquisition expanded Applied's technologies for chip and solar module manufacturing. The acquired business is primarily included in consolidated results of operations and the results of the Silicon Systems Group and Applied Global Services segments.
Net sales by reportable segment for the past three fiscal years were as follows:

	2013		2012		2011

	(In millions, except percentages)
Silicon Systems Group	$4,775	64%	$5,536	64%	$5,415	51%
Applied Global Services	2,023	27%	2,285	26%	2,413	23%
Display	538	7%	473	5%	699	7%
Energy and Environmental Solutions	173	2%	425	5%	1,990	19%
Total	$7,509	100%	$8,719	100%	$10,517	100%
Silicon Systems Group Segment
The Silicon Systems Group segment develops, manufactures and sells manufacturing equipment used to fabricate semiconductor chips, also referred to as integrated circuits (ICs). Most chips are built on a silicon wafer base and include a variety of circuit components, such as transistors and other devices, that are connected by multiple layers of wiring (interconnects). Applied offers systems that perform various processes used in chip fabrication, including atomic layer deposition (ALD), chemical vapor deposition (CVD), physical vapor deposition (PVD), electrochemical deposition (ECD), rapid thermal processing (RTP), ion implantation, chemical mechanical planarization (CMP), wet cleaning, and wafer metrology and inspection, as well as systems that etch or inspect circuit patterns on masks used in the photolithography process. Applied’s semiconductor manufacturing systems are used by integrated device manufacturers and foundries to build and package memory, logic and other types of chips.
The majority of the Company's new equipment sales are for leading-edge technology for advanced nodes using 28 nanometer (nm) and smaller dimensions. To build a chip, the transistors, capacitors and other circuit components are first created on the surface of the wafer by performing a series of processes to deposit and selectively remove portions of successive film layers. Similar processes are then used to build the layers of wiring structures on the wafer. As the density of the circuit components increases to enable greater computing capability in the same or smaller physical area, the complexity of building the chip also increases, necessitating more process steps to form smaller transistor structures and more intricate wiring schemes. Advanced chip designs require more than 500 steps involving these and other processes to complete the manufacturing cycle.

Today's advanced interconnects are made using copper as the main wiring material. Copper has low resistance and can carry a large amount of current in a small area, which allows signals to travel quickly. Applied is a leading supplier of systems for manufacturing copper-based interconnects, including equipment for depositing, etching and planarizing these multi-layer structures.

To increase the speed of interconnect signals even further, low dielectric constant (low k) films are used to insulate the copper wiring. Applied provides systems for depositing low k dielectric films that enable higher device performance and longer battery life.
The transistor is another key area of the chip where semiconductor manufacturers are improving their device designs to enhance performance. Applied has technically advanced products for building smaller and faster transistors. One method of enhancing chip performance is strain engineering, a technique that stretches or compresses the space between atoms, allowing electrical current to flow more quickly. Multiple strain films are typically used in advanced devices since they have an additive effect on increasing transistor speed. Applied has systems to enable these applications using CVD and epitaxial deposition technologies.
Major chipmakers are integrating high dielectric constant (high-k) and metal materials and processes in their transistor gate structures to increase chip performance and reduce power consumption. Applied has fully characterized processes for building these high-k/metal gates. These solutions include an integrated dielectric gate stack tool that combines four critical processes in a single system, a portfolio of metallization technologies using ALD and PVD, and an innovative high temperature etch system.
To address the need for higher performance in a smaller space driven by new consumer products, a new type of chip packaging at wafer level is emerging, which enables three-dimensional (3D) ICs. Providing greater functionality in a smaller footprint, 3D ICs stack multiple chips together and electrically connect them using deep holes, called through-silicon via (TSV) structures. Applied has production-proven systems and processes required for advanced packaging manufacturing, including etch, CVD, PVD, ECD, wafer cleaning and CMP systems.
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
Over time, the semiconductor industry has migrated to increasingly larger wafers to build chips. The predominant or common wafer size used today for volume production of advanced chips is 300 millimeter (mm), or 12-inch, wafers. Applied offers 300mm systems through its Silicon Systems Group segment. The Company also offers earlier-generation 200mm systems, as well as products and services to support all of its systems, which are reported under its Applied Global Services segment.
The following discusses in more detail the portfolio of products and their associated process technology areas reported under the Silicon Systems Group segment.
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
The Applied Producer CVD platform — The Producer high-throughput platform features Twin-Chamber® modules that have two single-wafer process chambers per unit. Up to three Twin-Chamber modules can be mounted on each Producer platform, giving it a simultaneous processing capacity of six wafers. Many dielectric CVD processes can be performed on this platform. The highest productivity model of this system is the Applied Producer GT, which features fast wafer handling performance and compact design.
Low k Dielectric Films — Low k dielectric materials are used in copper-based chip designs to further improve interconnect speed. Using conventional CVD equipment, the Applied Producer Black Diamond® family of low k systems provides customers with a proven, cost-effective way to integrate a variety of low k films into advanced interconnect structures. The Company's latest third-generation low k technologies are featured on the Applied Producer Black Diamond 3 system and Applied Producer Nanocure 3 system. In addition, the Company offers its Applied Producer® OnyxTM process, an innovative film treatment that optimizes the molecular structure of low k films. Together, these products are designed to enable smaller, higher performance and more power-efficient devices at 22nm and below.
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
Gap Fill Films — There are many steps during the chipmaking process in which extremely small and deep, or high aspect ratio (HAR), structures must be filled void-free with a dielectric film. Many of these applications include the deposition of silicon oxides in substrate isolation structures, contacts and interconnects. Applied's most advanced gap fill system is its Applied Producer Eterna™ FCVD™ system. Targeted for 20nm and below chips, the Eterna system delivers a liquid-like film that flows freely into virtually any structure to provide void-free dielectric fill.
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

Through-Silicon Via Films — Applied offers products for TSV fabrication, including the Applied Producer InVia™ system. This product uses an innovative process to deposit the critical oxide liner film layer in HAR TSV structures, enabling robust electrical isolation of the TSV, which is vital for reliable device performance. For applications where higher temperatures can damage the manufacturing process, the Applied Producer Avila™ CVD system and Applied Producer Optiva CVD system allow high quality dielectric film deposition at stable substrate temperatures at a low cost of ownership.
Epitaxial Deposition — Epitaxial silicon (epitaxy or epi) is a layer of pure silicon grown in a uniform crystalline structure on the wafer to form a high quality base for the device circuitry. Epi technology is used in an increasing number of IC devices in both the wafer substrate and transistor areas of a chip to enhance speed. The Applied Centura Epi system integrates pre- and post-epi processes on the same system to improve film quality and reduce production costs. This system is also used for SiGe epi technology, which reduces power usage and increases speed in certain types of advanced chips. For emerging transistor designs, the Applied Centura RP Epi system offers selective epi processes to enable faster transistor switching through strain engineering techniques.

Polysilicon Deposition — Polysilicon is a type of silicon used to form portions of the transistor structure within the IC device. The Applied Centura Polygen™ LPCVD system is a single-wafer, multi-chamber product that deposits thin polysilicon films at high temperatures to create transistor gate structures. To address the challenging requirements of shrinking gate dimensions, the Applied Centura DPN Gate Stack system integrates chambers for decoupled plasma nitridation (DPN), RTP anneal, and polysilicon deposition on one platform to enable superior film quality and material properties.
Tungsten Deposition — Tungsten is used in the contact area of a chip that connects the transistors to the wiring circuitry. In aluminum-based devices, tungsten is also used in the structures that connect the multiple layers of aluminum wiring. Applied has two products for depositing tungsten: the Applied Centura Sprint® Tungsten CVD system and the Applied Centura iSprint ALD/CVD system which provide tungsten filling capability to 20nm and below.
Electrochemical Deposition
ECD is a process by which metal atoms from a chemical fluid (an electrolyte) are deposited on the surface of an immersed object. One application is to deposit copper in interconnect wiring structures. This process step follows the deposition of barrier and seed layers which prevent the copper from contaminating other areas of the device, improve the adhesion of the copper film and enable electrodeposition to occur. Another application is wafer level packaging for deposition of copper to fill TSV 3D chip-to-chip connections. Applied offers special configurations of the Applied Raider system for these ECD applications.
Physical Vapor Deposition
PVD is a physical process in which atoms of a gas, such as argon, are accelerated toward a metal target. The metal atoms chip off, or sputter away, and are then deposited on the wafer. The Applied Endura PVD system offers various advanced metal deposition processes, including aluminum, aluminum alloys, cobalt, titanium/titanium nitride, tantalum/tantalum nitride, tungsten/tungsten nitride, nickel, vanadium and copper. Introduced 23 years ago, the Company's Applied Endura platform is the most successful metal deposition system in the history of the semiconductor industry.
The Applied Endura CuBS (copper barrier/seed) PVD system is widely used by customers for fabricating copper-based chips. Using PVD technology, the system deposits a tantalum-based barrier film that prevents copper material from entering other areas of the device and then a copper seed layer that primes the structure for the subsequent deposition of bulk copper. The Applied Endura CuBS RFX PVD system extends cost-effective CuBS technology to the 22nm node. The Applied Endura Avenir™ RF PVD system sequentially deposits the multiple metal film layers that form the heart of the industry’s new, faster, metal gate transistors. The Applied Endura iLB PVD/ALD system advances the state-of-the-art in ALD technology, enabling customers to shrink their speed-critical contact structures for 20nm and below devices. The Applied Endura AmberTM PVD system uses copper reflow technology to achieve rapid, void-free fill of interconnect structures at virtually any device node.
Applied’s Endura system has also been used for many years in back-end applications to deposit metal layers before final bump or wire bonding packaging steps are performed. Additionally, the Applied Charger® UBM PVD system, which is specifically designed for under-bump metallization (UBM) and other back-end processes, features linear architecture for reliable performance and very high productivity at a low cost per wafer.
Etch
Etching is used many times throughout the IC manufacturing process to selectively remove material from the surface of a wafer. Before etching begins, the wafer is coated with a light-sensitive film, called photoresist. A photolithography process then projects the circuit pattern onto the wafer. Etching removes material only from areas dictated by the photoresist pattern. Applied offers systems for etching dielectric, metal, and silicon films to meet the requirements of advanced processing.
For etching silicon, the Applied Centris AdvantEdge™ Mesa™ system features eight process chambers for high wafer output and proprietary system intelligence software to assure every process on every chamber precisely matches. The system also saves on power, water and gas consumption, helping customers to lower operating costs and support their sustainable manufacturing initiatives. Chip manufacturers are also beginning to employ 3D architectures in advance memory chips to provide higher-density storage capacity. These structures require the precise etching of exceptionally deep and narrow structures. To meet this industry requirement, Applied offers its Applied Centura AvatarTM dielectric etch system that can etch holes and trenches up to 80:1 depth-to-width aspect ratios. Also for 3D chip manufacturing, the Applied Centura Silvia® system is specifically designed for etching small, deep holes for TSV applications.

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
Applied offers a line of single-wafer ion implantation equipment that covers the entire energy and current range required to manufacture advanced devices. The VIISta 3000XP implanter delivers the angle precision required for advanced high-energy applications, while the VIISta 900XP implanter provides medium current precision doping. The VIISta PLAD implanter enables manufacturers to rapidly implant high dopant concentrations over the entire wafer using a low-energy process that preserves sensitive circuit features in next-generation devices. The VIISta Trident high current ion implanter provides the precise dose and angle control needed for advanced transistor structures.
Chemical Mechanical Planarization
The CMP process removes material from a wafer to create a flat (planarized) surface. This process allows subsequent photolithography patterning and material deposition steps to occur with greater accuracy, resulting in more highly uniform film layers with minimal thickness variations. Applied has led the industry with its 300mm Applied Reflexion® LK system, with features such as integrated cleaning, film measurement and process control capabilities. Applied’s latest CMP product, the Applied Reflexion GT system, has an innovative dual-wafer design that increases performance while lowering system cost of ownership in fabricating copper interconnects and tungsten contacts.

Metrology and Wafer Inspection
Applied offers several products for measuring features and inspecting defects on the wafer during various stages of the fabrication process. These systems enable customers to characterize and control critical dimension (CD) and defect issues, especially at advanced generation technology nodes.
Critical Dimension and Defect Review Scanning Electron Microscopes (CD-SEMs and DR-SEMs) — Scanning electron microscopes (SEMs) use an electron beam to form images of microscopic features of a patterned wafer at extremely high magnification. Applied’s SEM products provide customers with full automation, along with the high accuracy and sensitivity needed for measuring very small CDs. The Applied VeritySEM® 4i+ metrology system uses proprietary SEM imaging technology to enable precise control of the lithography and etching processes, measuring CDs at a precision of less than 0.3nm. Applied’s OPC Check™ software for the VeritySEM system performs automated qualification of OPC-based (optical proximity correction) chip designs, significantly reducing mask verification time over conventional manual methods.
DR-SEMs review defects on the wafer (such as particles, scratches or residues) that are first located by a defect detection system and then classify the defects to identify their source. The high-throughput, fully automatic Applied SEMVision™ Defect Analysis products enable customers to use this technology as an integral part of their production lines to analyze critical defects with industry-leading throughput. In 2013, Applied introduced the latest generation of defect review and classification technology with its Applied SEMVision G6 system, designed to accelerate time-to-yield for leading-edge chip manufacturing at the 1X-nm node and beyond. The system delivers a 30% resolution improvement over the previous SEMVision generation, making it the highest available in the industry.
Wafer Inspection — Using deep ultraviolet (DUV) laser-based technology, defects can be detected on patterned wafers (wafers with printed circuit images) as they move between processing steps. Defects include particles, open circuit lines, and shorts between lines. The Applied UVision® 5 wafer inspection system detects yield-limiting defects in the critical patterning layers of logic and memory devices.
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

Applied Global Services Segment
The Applied Global Services segment encompasses services, products and integrated solutions to optimize equipment and fab performance and productivity. Leveraging the Company's experience with complex manufacturing technology and processes, skilled equipment and process engineers are deployed at or near customer sites in more than a dozen countries to support approximately 33,000 installed Applied semiconductor, display and solar manufacturing systems worldwide. Applied offers the following general types of services and products under the Applied Global Services segment:
Fab and Equipment Services — Applied's fab and equipment services are designed to help customers improve cost of ownership, process control and device performance. They include corrective and preventive maintenance programs, comprehensive spare parts packages, and consulting and advanced service offerings.
For example, Applied Performance Services offers customers comprehensive equipment support with performance-based pricing and predictable costs. This program includes Applied’s ExpertConnect remote diagnostic capability, providing specialized support around the clock. In addition, Applied FabVantage™ Consulting Services are delivered by teams of technology, equipment and engineering experts who provide key insights to help customers solve some of their most difficult manufacturing challenges. Applied’s TechEdge™ advanced service offerings combine equipment and engineering expertise with software and connectivity technologies to address manufacturing issues like excursion control and predictive maintenance.
Legacy Systems — Applied offers products to extend the performance and productive life of 200mm semiconductor fabs, including new and remanufactured 200mm equipment, system enhancements to lower cost of ownership and extend technology and fab transition services. Applied’s 200mm systems are available in production-proven technologies that provide productive, cost-effective manufacturing solutions for mainstream, as well as specialty processes including micro-electro-mechanical systems (MEMS), power transistors and image sensors.
Automation Systems — Applied offers automated factory-level and tool-level control software systems for semiconductor, display and solar manufacturing facilities. These enterprise solutions include manufacturing execution systems (MES) to automate the production of wafers, display and solar substrates; advanced process control systems; and scheduling and materials handling control systems.
Applied also offers computerized maintenance management systems, performance tracking, and modeling and simulation tools for improving asset utilization. Applied’s E3™ equipment engineering system solution, for example, integrates all critical equipment automation and process control components.
Display Segment
Applied’s products for manufacturing liquid crystal displays (LCDs), organic light-emitting diodes (OLEDs), and other display technologies for televisions, personal computers (PCs), tablets, smartphones, and other consumer-oriented devices are reported under its Display segment. While similarities exist between the technologies utilized in chipmaking and display fabrication, the most significant differences are in the size and composition of the substrate. Substrates used to manufacture display panels can be more than 120 times larger in area than 300mm wafers and are made of glass, while wafers used in semiconductor fabrication are made of silicon.
Applied supplies systems that process and test different glass substrate sizes. To meet consumer demand for larger, more cost-effective LCD TVs, Applied’s latest generation (Gen) 10 systems can process substrates sized at approximately 2.85 x 3.05 meters, with each substrate enabling the production of up to six 65-inch LCD TV screens.
Applied is also extending its core LCD technology to enable ultra-high resolution displays for next-generation smartphones, tablet PCs, and OLED TVs. These higher-performance displays are fabricated using newer materials such as low-temperature polysilicon (LTPS) and metal oxide films in the transistor layer of the panel to gain significantly faster switching speeds. Applied also offers its line of plasma-enhanced CVD (PECVD) systems for depositing LTPS films with the AKT-15K PX, AKT-25K PX, and AKT-55K PX systems. These CVD systems are available for a range of display substrate sizes to enable manufacturers to achieve economies of scale.

Applied also offers technology for fabricating advanced metal oxide-based transistors in displays. The AKT-PiVot™ PVD system, which features rotary cathode array technology, deposits indium gallium zinc oxide (IZGO) film to form the transistor channel. The AKT-PECVD system is used to deposit the dielectric film needed to insulate the transistor gate. Together, these systems offer a cost-effective solution for producing smaller, faster switching pixels to create higher resolution screens.
For manufacturing the color filter of LCD panels, Applied offers the AKT-NEW ARISTO™ system for transparent conductive oxide film deposition. Providing customers with new levels of productivity and flexibility, the Applied AKT-AristoTwin system is used for manufacturing touch-enabled displays. The system's two independent processing tracks achieve more capacity with a smaller footprint than traditional platforms.
To complement these systems, Applied also offers a line of electron beam array test (EBT) systems for testing substrates during production for defective pixels and other imperfections, including the Gen-10 AKT-90K EBT product. Featuring one of the industry’s fastest and most accurate pixel test technologies, the EBT systems’ non-contact test technology enables the safe testing of thin film transistors (TFTs) used in high-value TV panels without damaging or scratching the display.
Energy and Environmental Solutions Segment
The Energy and Environmental Solutions segment includes systems for manufacturing wafer-based crystalline silicon (c-Si) cells and modules. These systems are designed to increase the conversion efficiency and yields of solar PV devices in order to help reduce the cost per watt of solar generated electricity. The segment also includes high-throughput roll-to-roll, vacuum web coating systems for high-performance deposition of a range of films on flexible substrates for flexible electronics, packaging and other applications.
The solar equipment products offered under this segment include:
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
Ion implantation — Applied offers ion implantation technology for c-Si cell manufacturing, a process that enables the volume production of high efficiency c-Si cells with better yield and reduced cost.

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
Backlog by reportable segment as of October 27, 2013 and October 28, 2012 was as follows:

	2013		2012

	(In millions, except percentages)
Silicon Systems Group	$1,295	55%	$705	44%
Applied Global Services	591	25%	580	36%
Display	361	15%	206	13%
Energy and Environmental Solutions	125	5%	115	7%
Total	$2,372	100%	$1,606	100%

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
Applied’s investments in RD&E for product development and engineering programs to create or improve products and technologies over the last three years were as follows: $1.3 billion (18 percent of net sales) in fiscal 2013, $1.2 billion (14 percent of net sales) in fiscal 2012, and $1.1 billion (11 percent of net sales) in fiscal 2011. Applied has spent an average of 14 percent of net sales in RD&E over the last five years. In addition to RD&E for specific product technologies, Applied maintains ongoing programs for automation control systems, materials research, and environmental control that are applicable to its products.

Marketing and Sales
Net sales by geographic region, determined by the location of customers' facilities to which products were shipped, were as follows:

	2013		2012		2011

	(In millions, except percentages)
Taiwan	$2,640	35%	$2,411	28%	$2,093	20%
China	787	11%	783	9%	2,574	24%
Korea	924	12%	1,897	22%	1,263	12%
Japan	685	9%	704	8%	912	9%
Southeast Asia	320	4%	312	3%	592	5%
Asia Pacific	5,356	71%	6,107	70%	7,434	70%
United States	1,473	20%	1,749	20%	1,963	19%
Europe	680	9%	863	10%	1,120	11%
Total	$7,509	100%	$8,719	100%	$10,517	100%

Because of the highly technical nature of its products, Applied markets and sells products worldwide almost entirely through a direct sales force. Approximately 80 percent of Applied’s fiscal 2013 net sales were to regions outside of the United States.
General economic conditions impact Applied’s business and financial results. From time to time, the markets in which products are sold experience weak economic conditions that may negatively impact sales. Applied’s business is usually not seasonal in nature, but it is highly cyclical, based on capital equipment investment by major semiconductor, flat panel display, solar PV and other manufacturers. Customers’ expenditures depend on many factors, including: anticipated market demand and pricing for semiconductors, display, solar cells and modules, and other substrates; the development of new technologies; customers’ factory utilization; capital resources and financing; government policies and incentives; and global and regional economic conditions.
Information on net sales to unaffiliated customers and long-lived assets attributable to Applied’s geographic regions is included in Note 16 of Notes to Consolidated Financial Statements. The following companies accounted for at least 10 percent of Applied’s net sales in 2013, 2012, and 2011, which were for products in multiple reportable segments.

	2013	2012	2011
Taiwan Semiconductor Manufacturing Company Limited	27%	16%	10%
Samsung Electronics Co., Ltd.	13%	20%	12%
Intel Corporation	*	*	10%
 ________________________

*	Less than 10%.
Competition
The industries in which Applied operates are highly competitive and characterized by rapid technological change. Applied’s ability to compete generally depends on its ability to timely commercialize its technology, continually improve its products, and develop new products that meet constantly evolving customer requirements. Significant competitive factors include technical capability and differentiation, productivity and cost-effectiveness. The importance of these factors varies according to customers’ needs, including product mix and respective product requirements, applications, and the timing and circumstances of purchasing decisions. Substantial competition exists in all areas of Applied’s business. Competitors range from small companies that compete in a single region, which may benefit from policies and regulations that favor domestic companies, to global, diversified companies. Applied’s ability to compete requires a high level of investment in RD&E, marketing and sales, and global customer support activities. Management believes that many of Applied’s products have strong competitive positions.

The competitive environment for each segment is described below.
The semiconductor industry has been increasingly driven by consumer demand for lower-cost electronic products with increased capability. As a result, products within the Silicon Systems Group segment are subject to significant changes in customer requirements, including transitions to smaller dimensions, new materials and an increasing number of applications. While certain existing technologies may be adapted to new requirements, some applications create the need for an entirely different technological approach. The rapid pace of technological change can quickly diminish the value of current technologies and products and create opportunities for existing and new competitors. Applied offers a variety of technologically differentiated products that must continuously evolve to satisfy customers’ requirements in order to compete effectively. Applied allocates resources among its numerous product offerings and therefore may decide not to invest in an individual product to the same degree as competitors who specialize in fewer products. There are a number of competitors serving the semiconductor manufacturing equipment industry, with some offering a single product line and others offering multiple product lines. These competitors range from suppliers serving a single region to global, diversified companies. The competitive environment for the Silicon Systems Group in fiscal 2013 reflected continued investment in the semiconductor industry driven by capacity demand for mobile computing. Foundry customers led capacity additions for advanced technology nodes and were the primary drivers for net sales of the Silicon Systems Group in fiscal 2013.
Products and services within the Applied Global Services segment complement the Silicon Systems Group, Display, and Energy and Environmental Solutions segments’ products, in markets that are characterized by demanding worldwide service requirements and a diverse group of numerous competitors. To compete effectively, Applied offers products and services to improve tool performance, lower overall cost of ownership, and increase the productivity and energy efficiency of customers’ fab operations. Significant competitive factors include productivity, cost-effectiveness, and the level of technical service and support. The importance of these factors varies according to customers’ needs and the type of products or services offered. Industry conditions that affected Applied Global Services’ sales of spares and services in fiscal 2013 were principally semiconductor manufacturers' wafer starts and factory utilization rates.
Products in the Display segment are generally subject to strong competition from a number of major competitors primarily in Asia. Applied holds established market positions with its technically-differentiated LCD and OLED manufacturing solutions for PECVD, color filter PVD, PVD array, PVD touch panel, and TFT array testing, although its market position could change quickly due to customers' evolving requirements. The competitive environment for the Display segment in fiscal 2013 was characterized by a recovery in demand for TV manufacturing equipment compared to weak industry levels the prior year, while demand continued for equipment to make touch screen and high-end mobile devices. Important factors affecting the competitive position of Applied's Display products include: industry trends, Applied's ability to innovate and develop new products, and the extent to which Applied's products are technically-differentiated, as well as which customers within a highly concentrated customer base are making capital equipment investments and Applied's existing position at these customers.
Applied's products within the Energy and Environmental Solutions segment compete in several diverse market areas, including primarily the c-Si solar equipment market. The solar equipment market is characterized by significant pressure to reduce customers' overall production costs and improve performance. In fiscal 2013, while solar end-market demand continued to be robust as the industry further reduced manufacturing costs and made conversion efficiency improvements, enabling PV-generated electricity to reach parity with retail electricity rates in an increasing number of areas around the world, investment levels in capital equipment remained depressed. Global solar PV production capacity exceeds end-demand, resulting in a continued challenging environment and causing solar cell and wafering customers to defer purchases of new capacity to preserve capital. The rationalization of capacity will be an important factor in determining when supply and demand come back into balance. Adding to market uncertainty are international trade actions against Chinese solar manufacturers commenced in the U.S. and other regions that have resulted in the imposition of some import sanctions, with others still under consideration. With respect to its c-Si equipment products, Applied competes with a number of other companies, some of which have significant experience with solar applications and some of which are new entrants to the solar equipment market. The solar industry downturn has affected many of Applied's competitors and customers adversely, with some companies going through extensive financial and organizational restructuring, and in some instances ceasing operations.

Patents and Licenses
Management believes that Applied’s competitive position significantly depends upon the Company’s research, development, engineering, manufacturing and marketing capabilities, and not just on its patent position. However, protection of Applied’s technological assets through enforcement of its intellectual property rights, including patents, is important. Therefore, Applied’s practice is to file patent applications in the United States and other countries for inventions that Applied considers significant. Applied has approximately 10,400 patents in the United States and other countries, and additional applications are pending for new inventions. Although Applied does not consider its business materially dependent upon any one patent, the rights of Applied and the products made and sold under its patents, taken as a whole, are a significant element of Applied’s business. In addition to patents, Applied also possesses other intellectual property, including trademarks, know-how, trade secrets, and copyrights.
Applied enters into patent and technology licensing agreements with other companies when management determines that it is in Applied’s best interest to do so. Applied pays royalties under existing patent license agreements for the use, in several of its products, of certain patented technologies. Applied also receives royalties from licenses granted to third parties. Royalties received from or paid to third parties have not been, and are not expected to be, material to Applied’s consolidated results of operations.
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
Employees
At October 27, 2013, Applied employed approximately 13,700 regular employees and 800 temporary employees. In the high-technology industry, competition for highly-skilled employees is intense. Applied believes that its future success is highly dependent upon its continued ability to attract, retain, and motivate qualified employees. There can be no assurance that Applied will be able to attract, hire, assimilate, motivate, and retain a sufficient number of qualified employees.

Executive Officers of the Registrant
The following table and notes set forth information about Applied’s executive officers as of October 27, 2013:

Name of Individual	Position
Michael R. Splinter(1)	Executive Chairman of the Board of Directors
Gary E. Dickerson(2)	President, Chief Executive Officer
Randhir Thakur(3)	Executive Vice President, General Manager Silicon Systems
Robert J. Halliday(4)	Senior Vice President, Chief Financial Officer
Mary Humiston(5)	Senior Vice President, Human Resources, Communications and Public Affairs
Thomas F. Larkins(6)	Senior Vice President, General Counsel and Corporate Secretary
Omkaram Nalamasu(7)	Senior Vice President, Chief Technology Officer
Ali Salehpour(8)	Senior Vice President, General Manager Applied Global Services and Growth Markets
Jay Kerley(9)	Group Vice President, Chief Information Officer
Charles Read(10)	Corporate Vice President, Corporate Controller and Chief Accounting Officer

(1)
Mr. Splinter, age 63, has been Executive Chairman of the Board of Directors of Applied since September 2013 and Chairman of the Board of Directors since March 2009. Mr. Splinter served as Chief Executive Officer of Applied from April 2003 until September 2013, and as President from April 2003 to June 2012. Prior to joining Applied, Mr. Splinter was an executive at Intel Corporation, a manufacturer of chips and computer, networking and communications products, where he held a number of positions, including Executive Vice President and Director of Sales and Marketing, and Executive Vice President and General Manager of the Technology and Manufacturing Group.

(2)
Mr. Dickerson, age 56, has been Chief Executive Officer and member of the Board of Directors of Applied since September 2013. Mr. Dickerson was named President of Applied in June 2012, after joining Applied following its acquisition of Varian in November 2011. Mr. Dickerson had served as Chief Executive Officer and a director of Varian since 2004. Prior to joining Varian in 2004, Mr. Dickerson served 18 years with KLA-Tencor Corporation (KLA-Tencor), a supplier of process control and yield management solutions for the semiconductor and related industries, where he held a variety of operations and product development roles before being appointed Chief Operating Officer in 1999 and then President and Chief Operating Officer in 2002. Mr. Dickerson started his semiconductor career in manufacturing and engineering management at General Motors' Delco Electronics Division and then AT&T, Inc.

(3)
Dr. Thakur, age 51, has been Executive Vice President, General Manager Silicon Systems Group since December 2009, after serving as Senior Vice President, General Manager Silicon Systems Group since October 2009. Previously, he was Senior Vice President, General Manager, Thin Film Solar and Display. He was appointed Senior Vice President, General Manager, Strategic Operations when he rejoined Applied in May 2008. He previously was with Applied from 2000 to 2005 in a variety of executive roles including Group Vice President, General Manager for Front End Products. From September 2005 to May 2008, Dr. Thakur served as Executive Vice President of Technology and Fab Operations at SanDisk Corporation, a data storage solutions manufacturer, and as head of SanDisk’s worldwide operations.

(4)
Mr. Halliday, age 59, has been Senior Vice President, Chief Financial Officer of Applied since February 2013. Mr. Halliday previously served as a group vice president and general manager in Applied’s Silicon Systems Group segment following the completion of Applied’s acquisition of Varian in November 2011. Mr. Halliday had served as Chief Financial Officer of Varian since 2001 and as an Executive Vice President of Varian since 2004. Mr. Halliday served as Varian's Treasurer from November 2002 to October 2006 and from February 2009 to February 2010.

(5)
Ms. Humiston, age 48, has been Senior Vice President, Human Resources, Communications and Public Affairs since February 2013. She served as Senior Vice President, Global Human Resources from July 2011 to February 2013; Group Vice President, Global Human Resources from July 2010 to July 2011; and Corporate Vice President, Global Human Resources from June 2009 to June 2010. Prior to June 2009, she served as the Corporate Vice President of Human Resources for both the Energy and Environmental Solutions and Display groups. Prior to joining Applied, Ms. Humiston was Vice President of Human Resources at Honeywell International Inc. (Honeywell), a diversified global technology and manufacturing company, from October 2002 to June 2008, with responsibility for various corporate and international organizations.

(6)
Mr. Larkins, age 52, has been Senior Vice President, General Counsel and Corporate Secretary of Applied since November 2012. Previously, Mr. Larkins was employed by Honeywell, where he was Vice President, Corporate Secretary and Deputy General Counsel from 2002 until joining Applied.  Mr. Larkins served in various other positions at Honeywell (formerly AlliedSignal) after joining the company in 1997.

(7)
Dr. Nalamasu, age 55, has been Senior Vice President, Chief Technology Officer since June 2013, and had served as Group Vice President, Chief Technology Officer from January 2012 to June 2013, and as Corporate Vice President, Chief Technology Officer from January 2011 to January 2012. Upon joining Applied in June 2006 until January 2011, Dr. Nalamasu was an Appointed Vice President of Research and served as Deputy Chief Technology Officer and General Manager for the Advanced Technologies Group. From 2002 to 2006, Dr. Nalamasu was a NYSTAR distinguished professor of Materials Science and Engineering at Rensselaer Polytechnic Institute, where he also served as Vice President of Research from 2005 to 2006.

(8)
Mr. Salehpour, age 52, has been Senior Vice President, General Manager Applied Global Services and Growth Markets since September 2013. He previously served as Group Vice President, General Manager Energy and Environmental Solutions and Display Business Groups, since joining Applied in November 2012. Prior to Applied, Mr. Salehpour worked at KLA-Tencor for 16 years, where he served most recently as Senior Vice President and General Manager SFS-ADE Divisions from 2008.

(9)
Mr. Kerley, age 47, has been Group Vice President, Chief Information Officer since March 2013. Mr. Kerley joined Applied in 2006, and has served as Chief Information Officer since October 2011. Mr. Kerley has more than 20 years of information technology (IT) experience in various industries, leading IT transformation and globalization.

(10)
Mr. Read, age 47, has been Corporate Vice President, Corporate Controller and Chief Accounting Officer of Applied since joining the Company in September 2013. Prior to Applied, Mr. Read worked at Brocade Communications Systems, Inc., a provider of semiconductor and software-based network solutions, since October 2002, where he most recently served as Vice President, Corporate Controller. Prior to Brocade, Mr. Read worked at KPMG LLP, an audit, tax and advisory firm, from 1996 to 2002.

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
The following factors could materially and adversely affect Applied’s business, financial condition or results of operations and cause reputational harm, and they should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this report.
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
Uncertain global economic conditions and weak or moderate growth in China, Europe, and the United States, along with uncertainties in the financial markets, national debt and fiscal concerns in various regions, and government austerity measures, are posing challenges to the industries in which Applied operates. The markets for semiconductors and flat panel displays in particular depend largely on consumer spending, while the solar market depends in part on government incentives and the availability of financing for PV installations. Economic uncertainty and related factors exacerbate negative trends in business and consumer spending and may cause certain Applied customers to push out, cancel, or refrain from placing orders for equipment or services, which may in turn reduce Applied's net sales, reduce backlog, and affect Applied’s ability to convert backlog to sales. Uncertain market conditions, difficulties in obtaining capital, or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, which can also result in lower sales and/or additional inventory or bad debt expense for Applied. These conditions may similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for Applied’s products or added costs. In addition, these conditions may lead to strategic alliances by, or consolidation of, other equipment manufacturers, which could adversely affect Applied’s ability to compete effectively.
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

•	manufacturers’ ability to reconfigure and re-use fabrication systems;

•	the increasing importance of, and difficulties in, developing products with sufficient differentiation to influence customers’ purchasing decisions;

•	requirements for shorter cycle times for the development, manufacture and installation of manufacturing equipment;

•	price and performance trends for semiconductor devices, displays and solar PVs, and the corresponding effect on demand for such products;

•	the increasing importance of the availability of spare parts to maximize the time that customers’ systems are available for production;

•	the increasing role for and complexity of software in Applied products; and

•	the increasing focus on reducing energy usage and improving the environmental impact and sustainability associated with manufacturing operations.
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

•
challenges in generating organic growth given semiconductor manufacturers’ levels of capital expenditures and the allocation of capital investment to market segments that Applied does not serve, such as lithography, or segments where Applied's products have lower relative market presence;

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

•
the increasing frequency and complexity of technology transitions and inflections, such as 3-D transistors and advanced interconnects, and Applied’s ability to timely and effectively anticipate and adapt to these changes;

•
shorter cycle times between order placements by customers (particularly foundries) and product shipment, which may lead to inventory write-offs and manufacturing inefficiencies that decrease gross margin;

•	competitive factors that make it difficult to enhance position, including challenges in securing development-tool-of-record (DTOR) and production-tool-of-record (PTOR) positions with customers;

•	shifts in sourcing strategies by computer and electronics companies that impact the equipment requirements of Applied's foundry customers;

•	the concentration of new wafer starts in Korea and Taiwan, where Applied’s service penetration and service-revenue-per-wafer-start have been lower than in other regions; and

•
the increasing fragmentation of semiconductor markets, leading certain markets to become too small to support the cost of a new fabrication plant, while others require less technologically advanced products.

Applied must accurately forecast, and allocate appropriate resources and investment towards addressing, key technology changes and inflections, such as the transition to 20nm devices, in order to enable opportunities for gains. In addition, the industry transition from 300mm to 450mm wafers presents opportunities as well as risks and uncertainties, including those related to cost, technical complexity, timing, and the resulting effect on demand for manufacturing equipment and services. Several semiconductor customers have invested in another wafer fabrication equipment supplier to help fund development of 450mm and other new technologies, which may influence the timing of technology transitions, funding allocations or other matters.
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
As Applied operates in a highly competitive environment in which innovation is critical, its future success depends on many factors, including the effective commercialization and customer acceptance of its equipment, services and related products. In addition, Applied must successfully execute its growth strategy, including enhancing its presence in existing markets, expanding into related markets, cultivating new markets and exceeding industry growth rates, while constantly improving its operational performance. The development, introduction and support of a broadening set of products in more collaborative, geographically diverse, open and varied competitive environments have grown more complex and expensive over time. Furthermore, new or improved products may entail higher costs and reduced profits. Applied’s performance may be adversely affected if it does not timely, cost-effectively and successfully:

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
Applied’s semiconductor customer base historically has been, and is becoming even more, highly concentrated as a result of economic and industry conditions. In fiscal 2013, three semiconductor manufacturers accounted for approximately 65 percent of Silicon Systems Group net sales and two customers accounted for 40 percent of Applied’s consolidated net sales. Applied’s display customer base is also highly concentrated, while concentration within Applied’s solar customer base varies depending on the product line but is increasing due to challenging industry conditions. Applied’s customer base is also geographically-concentrated. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for tabular presentations of net sales by geographic region.
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
In fiscal 2013, approximately 80 percent of Applied’s net sales were to customers in regions outside the United States. Moreover, China now represents the largest market for various electronic products, such as TVs, PCs, and smartphones. Certain of Applied’s R&D and manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in Singapore, Taiwan, China, Korea, Israel, Germany and Italy. Applied is also expanding its business and operations in new countries. The global nature of Applied’s business and operations, combined with the need to continually improve the Company’s operating cost structure, presents challenges, including but not limited to those arising from:

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
Applied is exposed to risks associated with business combinations, acquisitions and strategic investments.
Applied has made, and in the future may make, acquisitions of or investments in companies, technologies or products in existing, related or new markets for Applied. Business combinations, acquisitions and investments involve numerous risks that vary depending on their scale and nature, including but not limited to:

•	diversion of management’s attention from other operational matters;

•	contractual restrictions on the conduct of Applied’s business during the pendency of a proposed transaction;

•	inability to complete proposed transactions as anticipated or at all and any ensuing obligation to pay a termination fee;

•	the failure of acquired businesses to meet or exceed expected returns;

•
requirements imposed by government regulators in connection with their review of a transaction, which may include, among other things, divestitures and/or restrictions on the conduct of Applied’s existing business or the acquired business;

•	ineffective integration of operations, systems, technologies, products or employees, which can impact the ability to realize anticipated synergies or other benefits;

•	failure to commercialize purchased technologies;

•	initial dependence on unfamiliar supply chains or relatively small supply partners;

•
inability to capitalize on characteristics of new markets that may be significantly different from Applied’s existing markets and where competitors may have stronger market positions and customer relationships;

•	failure to attract, retain and motivate key employees;

•	the potential impact of the announcement or consummation of a proposed transaction on relationships with third parties;

•	potential changes in Applied’s credit rating, which could adversely impact the Company’s access to and cost of capital;

•
reductions in cash balances and/or increases in debt obligations to finance activities associated with a transaction, which reduce the availability of cash flow for general corporate or other purposes;

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

The proposed business combination with Tokyo Electron Limited may not be completed or, if completed, the intended benefits may not be fully realized.
On September 24, 2013, Applied entered into an agreement with Tokyo Electron Limited (TEL), a Japanese corporation and global provider of semiconductor, flat panel display and photovoltaic panel production equipment, to effect a strategic combination of their respective businesses. The closing of the transaction is subject to customary conditions, including approval by Applied’s and TEL’s shareholders and regulatory approvals. The proposed business combination is subject to the risk factors described immediately above, including the risks that the combination may not be consummated in a timely manner or at all; that required  regulatory approvals may not be obtained or may be subject to conditions that reduce the estimated benefits of the combination; that the businesses and operations of Applied and TEL may not be integrated successfully; and, following completion of the transaction, that the inability to effectively integrate operations, systems, technologies, products or employees, or other factors, may impact the combined company’s ability to realize anticipated synergies and benefits.
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
Applied’s business depends on its timely supply of equipment, services and related products that meet the rapidly changing technical and volume requirements of its customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers, including contract manufacturers. Some key parts are subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers located in countries other than the countries where Applied conducts its manufacturing, including China and Korea. Cyclical industry conditions and the volatility of demand for manufacturing equipment increase capital, technical, operational and other risks for Applied and for companies throughout its supply chain. Further, these conditions may cause some suppliers to scale back operations, exit businesses, merge with other companies, or file for bankruptcy protection and possibly cease operations. Applied may also experience significant interruptions of its manufacturing operations, delays in its ability to deliver products or services, increased costs or customer order cancellations as a result of:

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
Applied is exposed to various risks related to protection and enforcement of intellectual property rights.
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

Applied is exposed to risks related to cybersecurity threats and incidents.
In the conduct of its business, Applied collects, uses, transmits and stores data on information technology systems. This data includes confidential information belonging to Applied or its customers or other business partners, as well as personally-identifiable information of individuals. Applied has experienced, and expects to continue to be subject to, cybersecurity threats and incidents, ranging from employee error or misuse to individual attempts to gain unauthorized access to information systems to sophisticated and targeted measures known as advanced persistent threats, none of which have been material to the Company to date. Applied devotes significant resources to network security, data encryption and other measures to protect its systems and data from unauthorized access or misuse. However, depending on their nature and scope, cybersecurity incidents could result in business disruption; the misappropriation, corruption or loss of confidential information and critical data (Applied's and that of third parties); reputational damage; litigation with third parties; diminution in the value of Applied's investment in research, development and engineering; data privacy issues; and increased cybersecurity protection and remediation costs.

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

Item 1B:	Unresolved Staff Comments
None.

Item 2:	Properties
Information concerning Applied’s principal properties at October 27, 2013 is set forth below:

Location	Type	Principal Use	Square Footage	Ownership
Santa Clara, CA	Office, Plant & Warehouse	Headquarters; Marketing; Manufacturing; Distribution; Research, Development, Engineering; Customer Support	1,476,000 150,000	Owned Leased
Austin, TX	Office, Plant & Warehouse	Manufacturing	1,719,000 145,000	Owned Leased
Rehovot, Israel	Office, Plant & Warehouse	Manufacturing; Research, Development, Engineering; Customer Support	417,000 5,000	Owned Leased
Singapore	Office, Plant & Warehouse	Manufacturing and Customer Support	392,000 10,000	Owned Leased
Gloucester, MA	Office, Plant & Warehouse	Manufacturing; Research, Development, Engineering; Customer Support	315,000 131,000	Owned Leased
Tainan, Taiwan	Office, Plant & Warehouse	Manufacturing and Customer Support	320,000	Owned

Because of the interrelation of Applied’s operations, properties within a country may be shared by the segments operating within that country. Products in the Silicon Systems Group are manufactured in Austin, Texas; Singapore; Gloucester, Massachusetts; and Rehovot, Israel. Remanufactured equipment products in the Applied Global Services segment are produced primarily in Austin, Texas. Products in the Display segment are manufactured in Tainan, Taiwan; Santa Clara, California; and Alzenau, Germany. Products in the Energy and Environmental Solutions segment are primarily manufactured in Alzenau, Germany; Treviso, Italy; and Cheseaux, Switzerland.
In addition to the above properties, Applied also owns and leases offices, plants and/or warehouse locations in 78 locations throughout the world: 18 in Europe, 21 in Japan, 15 in North America (principally the United States), 8 in China, 7 in Korea, 6 in Southeast Asia, and 3 in Taiwan. These facilities are principally used for manufacturing; research, development and engineering; and marketing, sales and/or customer support.
Applied also owns a total of approximately 139 acres of buildable land in Texas, California, Israel and Italy that could accommodate additional building space.
Applied considers the properties that it owns or leases as adequate to meet its current and future requirements. Applied regularly assesses the size, capability and location of its global infrastructure and periodically makes adjustments based on these assessments.

Item 3:	Legal Proceedings
The information set forth under “Legal Matters” in Note 15 of Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 4:	Mine Safety Disclosures
None.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The following table sets forth the high and low closing sale prices for the periods presented as reported on the NASDAQ Global Select Market.

	Price Range
	High	Low
Fiscal 2013
First quarter	$12.83	$10.15
Second quarter	$14.15	$12.80
Third quarter	$16.69	$14.40
Fourth quarter	$18.10	$14.97
Fiscal 2012
First quarter	$12.73	$10.13
Second quarter	$13.21	$11.49
Third quarter	$11.99	$10.01
Fourth quarter	$12.05	$10.65
Applied’s common stock is traded on the NASDAQ Global Select Market under the symbol AMAT. As of November 21, 2013, there were 3,676 registered holders of Applied common stock.

Performance Graph
The performance graph below shows the five-year cumulative total stockholder return on Applied common stock during the period from October 26, 2008 through October 27, 2013. This is compared with the cumulative total return of the Standard & Poor’s 500 Stock Index and the RDG Semiconductor Composite Index over the same period. The comparison assumes $100 was invested on October 26, 2008 in Applied common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Applied Materials, Inc., the S&P 500 Index
and the RDG Semiconductor Composite Index

* Assumes $100 invested on 10/26/08 in stock or 10/31/08 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.
“S&P” is a registered trademark of Standard & Poor’s Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc.

	10/26/2008	10/25/2009	10/31/2010	10/30/2011	10/28/2012	10/27/2013
Applied Materials	100.00	116.07	113.08	118.21	102.77	175.76
S&P 500 Index	100.00	109.80	127.94	138.29	159.32	202.61
RDG Semiconductor Composite Index	100.00	124.98	153.98	166.89	149.81	200.47
Dividends
During fiscal 2013, Applied’s Board of Directors declared three quarterly cash dividends of $0.10 per share each and one quarterly cash dividend of $0.09 per share. During fiscal 2012, Applied’s Board of Directors declared three quarterly cash dividends of $0.09 per share each and one quarterly cash dividend of $0.08 per share. During fiscal 2011, Applied’s Board of Directors declared three quarterly cash dividends of $0.08 per share each and one quarterly cash dividend of $0.07. Dividends declared during fiscal 2013, 2012 and 2011 totaled $469 million, $438 million and $408 million, respectively. Applied currently anticipates that it will continue to pay cash dividends on a quarterly basis in the future, although the declaration and amount of any future cash dividends are at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of Applied’s stockholders.

Repurchases of Applied Common Stock
The following table provides information as of October 27, 2013, with respect to the shares of common stock repurchased by Applied during the fourth quarter of fiscal 2013 pursuant to the publicly-announced stock repurchase program approved by the Board of Directors on March 5, 2012, which authorized up to $3.0 billion in repurchases over the next three years ending March 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program

	(In millions, except per share amounts)
Month #1
(July 29, 2013 to August 25, 2013)	0.8	$15.78	$13	0.8	$1,619
Month #2
(August 26, 2013 to September 22, 2013)	2.1	$15.58	33	2.1	$1,586
Month #3
(September 23, 2013 to October 27, 2013)	0.1	$15.97	1	0.1	$1,585
Total	3.0	$15.65	$47	3.0

Item 6:	Selected Financial Data
The following selected financial information has been derived from Applied’s historical audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and the accompanying notes for the corresponding fiscal years:

Fiscal Year(1)	2013	2012	2011	2010	2009

	(In millions, except percentages and per share amounts)
New orders	$8,466	$8,037	$10,142	$10,249	$4,097
Net sales	$7,509	$8,719	$10,517	$9,549	$5,014
Gross margin	$2,991	$3,313	$4,360	$3,715	$1,431
(% of net sales)	39.8	38.0	41.5	38.9	28.5
Research, development and engineering	$1,320	$1,237	$1,118	$1,143	$934
Operating income (loss)	$432	$411	$2,398	$1,384	$(394)
(% of net sales)	5.8	4.7	22.8	14.5	(7.9)
Income (loss) before income taxes	$350	$316	$2,378	$1,387	$(486)
Net income (loss)	$256	$109	$1,926	$938	$(305)
Earnings (loss) per diluted share	$0.21	$0.09	$1.45	$0.70	$(0.23)
Long-term debt	$1,946	$1,946	$1,947	$204	$201
Cash dividends declared per common share	$0.39	$0.35	$0.31	$0.27	$0.24
Total assets	$12,043	$12,102	$13,861	$10,943	$9,574

(1)	Each fiscal year ended on the last Sunday in October. Fiscal 2013, 2012, 2011 and 2009 each contained 52 weeks, while fiscal 2010 contained 53 weeks.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to facilitate an understanding of Applied’s business and results of operations. This MD&A should be read in conjunction with Applied’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. The following discussion contains forward-looking statements and should also be read in conjunction with the cautionary statement set forth at the beginning of this Form 10-K. MD&A consists of the following sections:

•	Overview: a summary of Applied’s business and measurements

•	Results of Operations: a discussion of operating results

•	Segment Information: a discussion of segment operating results

•	Business Combinations: a summary of announced or completed business combinations and acquisitions

•	Recent Accounting Pronouncements: a discussion of new accounting pronouncements and its impact to Applied's consolidated financial statements

•	Financial Condition, Liquidity and Capital Resources: an analysis of cash flows, sources and uses of cash, contractual obligations and financial position

•	Off-Balance Sheet Arrangements and Contractual Obligations

•	Critical Accounting Policies and Estimates: a discussion of critical accounting policies that require the exercise of judgments and estimates

•	Non-GAAP Adjusted Results: a presentation of results reconciling GAAP to non-GAAP adjusted measures
Overview
Applied provides manufacturing equipment, services and software to the global semiconductor, flat panel display, solar photovoltaic (PV) and related industries. Applied’s customers include manufacturers of semiconductor wafers and chips, flat panel liquid crystal and other displays, solar PV cells and modules, and other electronic devices. These customers may use what they manufacture in their own end products or sell the items to other companies for use in advanced electronic components. Applied operates in four reportable segments: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. A summary of financial information for each reportable segment is found in Note 16 of Notes to Consolidated Financial Statements. A discussion of factors that could affect Applied’s operations is set forth under “Risk Factors” in Part I, Item 1A, which is incorporated herein by reference. Product development and manufacturing activities occur primarily in North America, Europe and Asia. Applied’s equipment and service products are highly technical and are sold primarily through a direct sales force.
Applied’s results historically have been driven primarily by worldwide demand for semiconductors, which in turn depends on end-user demand for electronic products. Each of Applied’s businesses is subject to highly cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for chips, display technologies, solar PVs and other electronic devices, as well as other factors, such as global economic and market conditions, and technological advances in fabrication processes. In light of this cyclicality, Applied's results can vary significantly year-over-year, as well as quarter-over-quarter. As a result of these conditions and the changing global economic environment, there were significant fluctuations in Applied’s quarterly new orders and net sales within and across the last three fiscal years.
Applied's strategic priorities for fiscal 2014 include growing its presence in wafer fab equipment and display, reducing its losses in the solar business, and expanding its overall available market. As part of this strategy, the Company has implemented initiatives to decrease overhead spending and further reduce solar operating expense to fund research and development in semiconductor and other key product areas. In semiconductor equipment, Applied intends to continue investment in 300mm, 450mm and other semiconductor technologies to strengthen the product pipeline and investment in the enhancement of technical relationships with customers.
On September 24, 2013, Applied entered into an agreement with Tokyo Electron Limited (TEL), a Japanese corporation and global supplier of semiconductor, flat panel display and photovoltaic panel production equipment, to effect a combination of their respective businesses into a new combined company. The combination is expected to bring together leading technologies and products and create an expanded set of capabilities in precision materials engineering and patterning. The closing of the transaction is subject to customary conditions, including approval by Applied’s and TEL’s stockholders and regulatory approvals.

Results of Operations
The following table presents certain significant measurements for the past three fiscal years:

				Change
Fiscal Year	2013	2012	2011	2013 over 2012	2012 over 2011

	(In millions, except per share amounts and percentages)
New orders	$8,466	$8,037	$10,142	$429	$(2,105)
Net sales	$7,509	$8,719	$10,517	$(1,210)	$(1,798)
Gross margin	$2,991	$3,313	$4,360	$(322)	$(1,047)
Gross margin percent	39.8%	38.0%	41.5%	1.8 points	(3.5) points
Operating income	$432	$411	$2,398	$21	$(1,987)
Operating margin percent	5.8%	4.7%	22.8%	1.1 points	(18.1) points
Net income	$256	$109	$1,926	$147	$(1,817)
Earnings per diluted share	$0.21	$0.09	$1.45	$0.12	$(1.36)
Non-GAAP Adjusted Results
Non-GAAP adjusted gross margin	$3,160	$3,566	$4,397	$(406)	$(831)
Non-GAAP adjusted gross margin percent	42.1%	40.9%	41.8%	1.2 points	(0.9) points
Non-GAAP adjusted operating income	$1,032	$1,379	$2,411	$(347)	$(1,032)
Non-GAAP adjusted operating margin percent	13.7%	15.8%	22.9%	(2.1) points	(7.1) points
Non-GAAP adjusted net income	$718	$960	$1,717	$(242)	$(757)
Non-GAAP adjusted earnings per diluted share	$0.59	$0.75	$1.29	$(0.16)	$(0.54)

Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below. Fiscal 2013, 2012 and 2011 each contained 52 weeks.
Mobility continued to be the largest influence on semiconductor industry spending during fiscal 2013. The first half of fiscal 2013 was characterized by strong demand for semiconductor equipment from foundry customers driven by demand for advanced mobile chips. In the second half of the year, demand from foundry customers softened, reflecting seasonal consumer buying patterns for mobility products, while demand from memory and logic customers improved. Mobility also represents a significant driver of display industry spending, and demand for mobile display equipment remained strong during fiscal 2013. Fiscal 2013 was also characterized by a recovery in demand for TV manufacturing equipment compared to weak industry levels in the prior year, resulting from higher consumer demand in emerging markets and for larger LCD TVs. In solar, while end market growth continued, investment in solar equipment remained low during fiscal 2013 due to continued excess manufacturing capacity in the industry.
Applied expects the mobility trend to remain the main growth driver for the semiconductor industry, and in turn for the Silicon Systems Group, in 2014. Applied also expects the overall display investment cycle to continue into 2014, while solar equipment demand is expected to remain soft in 2014.
Fiscal 2012 was characterized by significant fluctuations in demand for semiconductor equipment, coupled with an extremely weak market environment for display and solar equipment. Applied completed its acquisition of Varian Semiconductor Equipment Associates, Inc. (Varian) in the first quarter of fiscal 2012. Mobility was the greatest influence on semiconductor industry spending in fiscal 2012. Consumer buying patterns for electronic products, combined with growing semiconductor customer concentration, contributed to a seasonality effect, with relatively strong demand for semiconductor equipment led by foundry customers during the first half of fiscal 2012, followed by softening of demand from foundry and logic customers in the third quarter of fiscal 2012 and further declines across all categories of wafer fab equipment customers in the fourth quarter of fiscal 2012.  Low investment levels for display equipment continued in fiscal 2012 due to decreased capacity requirements for larger flat panel televisions as conditions in this industry remained challenging. As with the semiconductor industry, demand for mobility products, such as smartphones and tablets, significantly influenced equipment spending in the display industry. In the solar industry, fiscal 2012 was characterized by continued excess manufacturing capacity, which led to significantly reduced demand for crystalline-silicon (c-Si) equipment, as well as weaker operating performance and outlook by the fourth quarter.

The first nine months of fiscal 2011 reflected increased demand across all segments except Display, due to improved global economic and industry conditions, although demand softened for semiconductor, display and solar equipment in the last quarter of fiscal 2011. Towards the end of fiscal 2011, each of the semiconductor, display and solar industries was negatively impacted by uncertainty in the macroeconomic environment, and the display and solar equipment industries were also negatively impacted by overcapacity.

New Orders
New orders by reportable segment for the past three fiscal years were as follows:

	2013		Change 2013 over 2012	2012		Change 2012 over 2011	2011

	(In millions, except percentages)
Silicon Systems Group	$5,507	65%	4%	$5,294	66%	(4)%	$5,489	54%
Applied Global Services	2,090	25%	(8)%	2,274	28%	(3)%	2,333	23%
Display	703	8%	157%	274	4%	(57)%	636	6%
Energy and Environmental Solutions	166	2%	(15)%	195	2%	(88)%	1,684	17%
Total	$8,466	100%	5%	$8,037	100%	(21)%	$10,142	100%
New orders for fiscal 2013 increased compared to fiscal 2012, primarily due to a recovery in demand for display manufacturing equipment and increased demand in semiconductor equipment, partially offset by lower demand for service products, as well as depressed demand for c-Si solar equipment due to continued excess manufacturing capacity in the solar industry. New orders for the Silicon Systems Group and Applied Global Services continued to comprise a majority of Applied's consolidated total new orders.
New orders for fiscal 2012 decreased for all segments compared to the same periods in the prior year, mostly due to the lower demand for c-Si solar and display equipment due to excess manufacturing capacity in the solar industry and the continued down cycle in the display industry, respectively, partially offset by the addition of orders attributable to Varian of $1.0 billion. The Silicon Systems Group's and Applied Global Services' relative share of total new orders increased compared to the prior year as a result of the addition of Varian and the sharp decrease in orders in Display and Energy and Environmental Solutions.
New orders by geographic region, determined by the product shipment destination specified by the customer, were as follows:

	2013		Change 2013 over 2012	2012		Change 2012 over 2011	2011

	(In millions, except percentages)
Taiwan	$2,885	34%	34%	$2,155	27%	(4)%	$2,235	22%
China	1,339	16%	232%	403	5%	(80)%	2,066	20%
Korea	915	11%	(49)%	1,784	22%	39%	1,286	13%
Japan	822	10%	37%	600	7%	(40)%	1,001	10%
Southeast Asia	351	4%	24%	283	4%	(39)%	463	5%
Asia Pacific	6,312	75%	21%	5,225	65%	(26)%	7,051	70%
United States	1,419	17%	(29)%	1,995	25%	(4)%	2,069	20%
Europe	735	8%	(10)%	817	10%	(20)%	1,022	10%
Total	$8,466	100%	5%	$8,037	100%	(21)%	$10,142	100%
 The recovery in demand for display manufacturing equipment in fiscal 2013 led to the increase in new orders from customers in China. The change in the composition of new orders from customers in Taiwan, Korea, Japan and the United States was primarily related to changes in customer demand for semiconductor equipment.
The decrease in new orders from customers in China in fiscal 2012 compared to fiscal 2011 primarily reflected reduced investments by solar manufacturers due to industry overcapacity.

Changes in backlog during fiscal 2013 and 2012 were as follows:

	2013	2012
	(In millions)
Beginning balance	$1,606	$2,392
New orders	8,466	8,037
Net sales	(7,509)	(8,719)
Net adjustments	(191)	(104)
Ending balance	$2,372	$1,606
Backlog consists of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; and (2) contractual service revenue and maintenance fees to be earned within the next 12 months. Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods, due to the potential for customer changes in delivery schedules or cancellation of orders. Approximately 80 percent of the backlog as of the end of fiscal 2013 is anticipated to be shipped within the first two quarters of fiscal 2014.
Applied’s backlog was $2.4 billion at October 27, 2013 compared to $1.6 billion at October 28, 2012. Backlog adjustments were negative for fiscal 2013 and totaled $191 million, primarily consisting of customer cancellations and financial debookings.
Backlog by reportable segment as of October 27, 2013 and October 28, 2012 was as follows:

	2013		Change 2013 over 2012	2012

	(In millions, except percentages)
Silicon Systems Group	$1,295	55%	84%	$705	44%
Applied Global Services	591	25%	2%	580	36%
Display	361	15%	75%	206	13%
Energy and Environmental Solutions	125	5%	9%	115	7%
Total	$2,372	100%	48%	$1,606	100%
Backlog increased in fiscal 2013 from fiscal 2012 across all segments. The increase in backlog was primarily due to increases in demand from memory customers and the recovery in demand for display manufacturing equipment. In the fourth quarter of fiscal 2013 approximately 49 percent of net sales in the Silicon Systems Group, Applied’s largest business segment, were for orders received and shipped within the quarter, down from 53 percent in the fourth quarter of fiscal 2012.

Net Sales
Net sales by reportable segment for the past three fiscal years were as follows:

	2013		Change 2013 over 2012	2012		Change 2012 over 2011	2011

	(In millions, except percentages)
Silicon Systems Group	$4,775	64%	(14)%	$5,536	64%	2%	$5,415	51%
Applied Global Services	2,023	27%	(11)%	2,285	26%	(5)%	2,413	23%
Display	538	7%	14%	473	5%	(32)%	699	7%
Energy and Environmental Solutions	173	2%	(59)%	425	5%	(79)%	1,990	19%
Total	$7,509	100%	(14)%	$8,719	100%	(17)%	$10,517	100%
For fiscal 2013 as compared to fiscal 2012, net sales in Display increased, reflecting the recovery of TV manufacturing equipment investment, while net sales across all other segments decreased. The decrease primarily reflected continued excess manufacturing capacity in the solar industry and lower investments in semiconductor equipment, spares and services. The Silicon Systems Group remains the largest contributor of net sales.
For fiscal 2012 as compared to fiscal 2011, net sales in the Silicon Systems Group increased slightly while net sales across all other segments decreased. The decreases reflected lower investments in c-Si solar and LCD TV equipment, partially offset by sales attributable to Varian.
Net sales by geographic region, determined by the location of customers' facilities to which products were shipped, were as follows:

	2013		Change 2013 over 2012	2012		Change 2012 over 2011	2011

	(In millions, except percentages)
Taiwan	$2,640	35%	9%	$2,411	28%	15%	$2,093	20%
China	787	11%	1%	783	9%	(70)%	2,574	24%
Korea	924	12%	(51)%	1,897	22%	50%	1,263	12%
Japan	685	9%	(3)%	704	8%	(23)%	912	9%
Southeast Asia	320	4%	3%	312	3%	(47)%	592	5%
Asia Pacific	5,356	71%	(12)%	6,107	70%	(18)%	7,434	70%
United States	1,473	20%	(16)%	1,749	20%	(11)%	1,963	19%
Europe	680	9%	(21)%	863	10%	(23)%	1,120	11%
Total	$7,509	100%	(14)%	$8,719	100%	(17)%	$10,517	100%
The increase in net sales from customers in China in fiscal 2013 was primarily due to the recovery in demand for display manufacturing equipment. The changes in net sales from customers in Korea, the United States and Taiwan were primarily related to changes in customer demand for semiconductor equipment.
The decrease in net sales from customers in China in fiscal 2012 compared to fiscal 2011 primarily reflected decreased investments in the solar and display industries due to overcapacity.

Gross Margin
Gross margins for the past three fiscal years were as follows:

				Change
	2013	2012	2011	2013 over 2012	2012 over 2011

	(In millions, except percentages)
Gross margin	$2,991	$3,313	$4,360	$(322)	$(1,047)
Gross margin (% of net sales)	39.8%	38.0%	41.5%	1.8 points	(3.5) points
Non-GAAP Adjusted Results
Non-GAAP adjusted gross margin	$3,160	$3,566	$4,397	$(406)	$(831)
Non-GAAP adjusted gross margin (% of net sales)	42.1%	40.9%	41.8%	1.2 points	(0.9) points
Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below.
Gross margin and non-GAAP adjusted gross margin decreased in fiscal 2013 compared to fiscal 2012 reflecting lower sales. Gross margin percent and non-GAAP adjusted gross margin percent increased in fiscal 2013 compared to fiscal 2012 despite lower sales, due primarily to lower inventory charges, a favorable product mix, and material cost reductions. Gross margin and non-GAAP adjusted gross margin decreased in fiscal 2012 from fiscal 2011 due primarily to changes in segment and customer mix, additional inventory charges, and lower net sales, partially offset by sales for a thin film solar production line in fiscal 2012, for which inventory was fully reserved prior to fiscal 2012. In addition, the decrease in gross margin in fiscal 2012 was also affected by inventory fair value adjustments and intangible asset amortization associated with purchase accounting, mostly associated with the acquisition of Varian, which amounted to $253 million in fiscal 2012. Gross margin and non-GAAP adjusted gross margin during fiscal 2013, 2012 and 2011 included $50 million, $54 million and $48 million, respectively, of share-based compensation expense.
Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the past three fiscal years were as follows:

				Change
	2013	2012	2011	2013 over 2012	2012 over 2011

	(In millions)
Research, development and engineering	$1,320	$1,237	$1,118	$83	$119

Applied’s future operating results depend to a considerable extent on its ability to maintain a competitive advantage in the equipment and service products it provides. Applied believes that it is critical to continue to make substantial investments in RD&E to assure the availability of innovative technology that meets the current and projected requirements of its customers’ most advanced designs. Applied has maintained and intends to continue its commitment to investing in RD&E in order to continue to offer new products and technologies. Development cycles range from 12 to 36 months depending on whether the product is an enhancement of an existing product, which typically has a shorter development cycle, or a new product, which typically has a longer development cycle. Most of Applied’s existing products resulted from internal development activities and innovations involving new technologies, materials and processes. In certain instances, Applied acquires technologies, either in existing or new product areas, to complement its existing technology capabilities and to reduce time to market.

In fiscal 2013, Applied increased its investment in 300mm product development. Applied developed new applications for its epitaxial technology, enabling industry transition to NMOS transistors at the 20nm node and enabling chip makers to build faster devices and deliver next-generation mobile computing power. Applied also released its next-generation defect review and classification technology that delivers industry-leading resolution used for finding, identifying and analyzing defects in 3D FinFET and high aspect ratio structures at 10nm nodes. Applied also continued to invest in the development of 450mm wafer fabrication equipment.
RD&E expenses increased in fiscal 2013 compared to the prior year. As part of its growth strategy, Applied has taken certain actions, including workforce reductions and reprioritization of existing spend, to enable increased funding for investments in technical capabilities and critical R&D programs in current and new markets, with a focus on semiconductor technologies. The increase in RD&E for fiscal 2012 compared to fiscal 2011 was primarily due to RD&E expenses related to Varian of approximately $180 million and continued investment in the development of equipment for smaller linewidths and 450mm wafers, partially offset by lower investments in solar R&D projects and the cessation of light-emitting diode (LED) equipment development. RD&E expense during fiscal 2013, 2012 and 2011 included $53 million, $54 million and $46 million, respectively, of share-based compensation expense.
Marketing and Selling
Marketing and selling expenses for the past three fiscal years were as follows:

				Change
	2013	2012	2011	2013 over 2012	2012 over 2011

	(In millions)
Marketing and selling	$433	$481	$432	$(48)	$49
The decrease in marketing and selling expenses for fiscal 2013 compared to fiscal 2012 was primarily attributable to savings from restructuring programs along with a reduction in the bad debt provision during the year as a result of lower risk exposures in display and solar customers. The increase in marketing and selling expenses for fiscal 2012 compared to fiscal 2011 was primarily attributable to marketing and selling expenses incurred in connection with the acquisition of Varian. Marketing and selling expenses during fiscal 2013, 2012 and 2011 included $20 million, $22 million and $16 million, respectively, of share-based compensation expense.
General and Administrative
General and administrative (G&A) expenses for the past three fiscal years were as follows:

				Change
	2013	2012	2011	2013 over 2012	2012 over 2011

	(In millions)
General and administrative	$469	$595	$469	$(126)	$126
The decrease in G&A for fiscal 2013 compared to fiscal 2012 was primarily due to the absence of certain costs incurred during fiscal 2012 associated with the acquisition of Varian, savings from restructuring programs, and lower share-based compensation expense, partially offset by costs incurred associated with the business combination with TEL. The increase in G&A expenses for fiscal 2012 compared to fiscal 2011 is primarily attributable to acquisition-related costs and other G&A expenses incurred in connection with the acquisition of Varian, partially offset by lower variable compensation and savings associated with temporary shutdowns. G&A expenses during fiscal 2013, 2012 and 2011 included $34 million, $52 million and $36 million respectively, of share-based compensation expense.

Impairment of Goodwill

During fiscal 2012, the solar industry faced increasing challenges, including manufacturing overcapacity and weak operating performance and outlook, which led to a deterioration in market conditions. As a result, Applied performed a two-step goodwill impairment test and recorded a $421 million goodwill impairment charge in its Energy and Environmental Solutions segment.
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
In the fourth quarter of fiscal 2013, Applied also performed a qualitative assessment to test goodwill for the remaining reporting units for impairment and determined that it was more likely than not that each of the Silicon Systems Group, Applied Global Services, and Display reporting units' fair values exceeded its respective carrying values and that it was not necessary to perform the two-step goodwill impairment test for these reporting units.
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
For further details, see Note 9 of Notes to Consolidated Financial Statements.
Restructuring and Asset Impairments
Restructuring and asset impairment expenses for the past three fiscal years were as follows:

				Change
	2013	2012	2011	2013 over 2012	2012 over 2011

	(In millions)
Restructuring and asset impairments, net	$63	$168	$(30)	$(105)	$198
On October 3, 2012, Applied announced a restructuring plan (the 2012 Global Restructuring Plan) to realign its global workforce and enhance its ability to invest for growth. Under this plan, Applied implemented a voluntary retirement program and other workforce reduction actions that were expected to affect approximately 900 to 1,300 positions, or 6 percent to 9 percent of its global workforce. In connection with the 2012 Global Restructuring Plan, Applied expects to incur aggregate pre-tax restructuring charges comprised of severance and other termination benefits of up to $160 million (including costs incurred to date of $145 million discussed below). Applied expects to substantially complete this plan by the end of the first quarter of fiscal 2014.
During fiscal 2013 and 2012, Applied recognized $39 million and $106 million, respectively, of employee-related costs in connection with the 2012 Global Restructuring Plan. These costs were not allocated to the segments. Applied has incurred aggregate pre-tax restructuring charges comprised of severance and other termination benefits of $145 million under this plan.

On May 10, 2012, Applied announced a plan (the 2012 EES Restructuring Plan) to restructure its Energy and Environmental Solutions segment in light of challenging industry conditions affecting the solar photovoltaic and light-emitting diode (LED) equipment markets. As part of the 2012 EES Restructuring Plan, Applied relocated certain manufacturing, business operations and customer support functions of its precision wafering systems business and ceased LED development activities. This plan impacted approximately 300 positions globally. As of October 27, 2013, principal activities related to this plan were complete. Total costs incurred in implementing this plan were $87 million, of which $13 million were inventory-related charges.
During fiscal 2013 and 2012, Applied recognized $26 million and $48 million, respectively, of restructuring and asset impairment charges in connection with the 2012 EES Restructuring Plan. As of October 27, 2013, remaining severance accrual associated with restructuring reserves under this program was $5 million.
Also in fiscal 2013 and 2012, Applied incurred $2 million and $14 million, respectively of severance and other employee-related costs in connection with the integration of Varian.
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
Impairments of Strategic Investments
Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During fiscal 2013, 2012 and 2011, Applied determined that certain of its equity investments held in privately-held companies were other-than-temporarily impaired and, accordingly, recognized impairment charges of $6 million, $17 million and $3 million, respectively.
Interest Expense and Interest and Other Income, net
Interest expense and interest and other income, net for the past three fiscal years were as follows:

				Change
	2013	2012	2011	2013 over 2012	2012 over 2011

	(In millions)
Interest expense	$95	$95	$59	$—	$36
Interest and other income, net	$19	$17	$42	$2	$(25)
Interest expenses incurred were primarily associated with the senior unsecured notes issued in June 2011 to fund a portion of the consideration and certain costs associated with the acquisition of Varian. Interest expense remained flat during fiscal 2013 from the prior year, while interest expense increased in fiscal 2012 compared to fiscal 2011 mainly due to the full year of interest expense incurred on the senior unsecured notes in fiscal 2012.
Interest income primarily includes interest earned on cash and investments and realized gains on sale of securities. Interest and other income was essentially flat for fiscal 2013 from fiscal 2012. The decrease in interest income in fiscal 2012 from fiscal 2011 is due to lower cash and investment balances after completion of the acquisition of Varian, decreased realized gains on investment securities, and lower interest rates.

Income Taxes
Income tax expenses for the past three fiscal years were as follows:

				Change
	2013	2012	2011	2013 over 2012	2012 over 2011

	(In millions, except percentages)
Provision for income taxes	$94	$207	$452	$(113)	$(245)
Effective income tax rate	26.9%	65.5%	19.0%	(38.6) points	46.5 points
The effective tax rate for fiscal 2013 was significantly lower than the rate for fiscal 2012 due primarily to the geographic composition of Applied's pre-tax income, lower nondeductible goodwill impairment charges, and reinstatement of the U.S. federal research and development tax credit retroactive to its expiration in December 2012. These reductions were partially offset by a lower benefit in fiscal 2013 from the U.S. federal domestic production deduction, which was limited by U.S. federal taxable income.
The effective income tax rate for fiscal 2012 was significantly higher than the rate for fiscal 2011 due primarily to nondeductible goodwill impairment charges in fiscal 2012 and the fiscal 2011 benefit from the December 2010 reinstatement of the U.S. R&D tax credit retroactive to its expiration in December 2009.

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

Certain significant measures for the past three fiscal years were as follows:

				Change
	2013	2012	2011	2013 over 2012		2012 over 2011

	(In millions, except percentages and ratios)
New orders	$5,507	$5,294	$5,489	$213	4%	$(195)	(4)%
Net sales	4,775	5,536	5,415	(761)	(14)%	121	2%
Book to bill ratio	1.2	1.0	1.0
Operating income	876	1,243	1,764	(367)	(30)%	(521)	(30)%
Operating margin	18.3%	22.5%	32.6%		(4.2) points		(10.1) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$1,050	$1,537	$1,779	(487)	(32)%	(242)	(14)%
Non-GAAP adjusted operating margin	22.0%	27.8%	32.9%		(5.8) points		(5.1) points

Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below.

New orders for the Silicon Systems Group by end use application for the past three fiscal years were as follows:

	2013	2012	2011
Foundry	58%	62%	47%
Memory	27%	22%	28%
Logic and other	15%	16%	25%
	100%	100%	100%
The following region accounted for at least 30 percent of total net sales for the Silicon Systems Group segment for one or more of the past three fiscal years:

				Change
	2013	2012	2011	2013 over 2012		2012 over 2011

	(In millions, except percentages)
Taiwan	$2,171	$1,744	$1,309	$427	24%	$435	33%
Customers in Taiwan accounted for 45 percent, 32 percent and 24 percent of the total net sales of the Silicon Systems Group in fiscal 2013, 2012 and 2011, respectively. Customers in Korea and United States together contributed 31 percent, 49 percent and 43 percent of the total net sales for this segment in fiscal 2013, 2012 and 2011, respectively.
The increase in new orders in fiscal 2013 compared to fiscal 2012 primarily reflected increased demand from memory customers. In the fourth quarter of fiscal 2013, new orders were $1.4 billion, an increase of 16 percent compared to the prior quarter. Net sales decreased in fiscal 2013 from the prior year due to overall decreased wafer fab equipment spending in the semiconductor industry. Three customers accounted for approximately 65 percent of new orders and net sales in this segment in fiscal 2013. Approximately 49 percent of net sales in the fourth quarter of fiscal 2013 were for orders received and shipped within the quarter, which increased from 45 percent in the third quarter of fiscal 2013. Operating income and non-GAAP adjusted operating income for fiscal 2013 decreased compared to fiscal 2012, reflecting the decrease in net sales, changes in product mix and higher RD&E spend.

Fiscal 2012 financial results reflected continued uncertain global economic conditions that led to decreased demand for semiconductor manufacturing equipment compared to fiscal 2011, particularly in the second half of fiscal 2012. In the fourth quarter of fiscal 2012, new orders were $741 million, a decrease of 36 percent compared to the third quarter of fiscal 2012. The decrease in new orders in fiscal 2012 from the prior year was primarily due to reduced demand from memory and logic customers, partially offset by the addition of Varian. Net sales increased slightly in fiscal 2012 from the prior year due to the addition of net sales attributable to Varian, partially offset by decreased investment from memory and logic customers. Three customers accounted for 60 percent of net sales in this segment in fiscal 2012. Approximately 53 percent of net sales in the fourth quarter of fiscal 2012 were for orders received and shipped within the quarter, which remained flat from the third quarter of fiscal 2012. Operating income and non-GAAP adjusted operating income for fiscal 2012 decreased compared to fiscal 2011, due to changes in customer and product mix with the inclusion of Varian, costs associated with Varian operations, and additional inventory charges. Operating income for fiscal 2012 also included Varian acquisition-related costs of $290 million.
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
Certain significant measures for the past three fiscal years were as follows:

				Change
	2013	2012	2011	2013 over 2012		2012 over 2011

	(In millions, except percentages and ratios)
New orders	$2,090	$2,274	$2,333	$(184)	(8)%	$(59)	(3)%
Net sales	2,023	2,285	2,413	(262)	(11)%	(128)	(5)%
Book to bill ratio	1.0	1.0	1.0
Operating income	436	502	482	(66)	(13)%	20	4%
Operating margin	21.6%	22.0%	20.0%		(0.4) points		2.0 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	443	530	513	(87)	(16)%	17	3%
Non-GAAP adjusted operating margin	21.9%	23.2%	21.3%		(1.3) points		1.9 points

Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below.
There were no individual regions that accounted for at least 30 percent of total net sales for the Applied Global Services segment for any of the past three fiscal years.
For fiscal 2013, new orders and net sales decreased compared to fiscal 2012 due primarily to lower demand and investments for semiconductor spares and services. In addition, the decrease in net sales was also due to lower investments in display upgrades. Fiscal 2012 net sales also included $85 million in sales for a thin film solar production line. Operating income and non-GAAP adjusted operating income decreased in fiscal 2013 compared to fiscal 2012, reflecting lower sales and a $20 million customs duty assessment, partially offset by lower operating expenses from spending controls.

For fiscal 2012, new orders and net sales decreased compared to fiscal 2011 due primarily to lower sales of 200mm systems, offset in part by the addition of Varian. Operating income and non-GAAP adjusted operating income increased in fiscal 2012 compared to fiscal 2011 primarily due to the sale of the thin film solar line, for which inventory had been fully reserved prior to fiscal 2012, partially offset by inventory charges of approximately $57 million. Operating income also included restructuring and asset impairment charges of $15 million associated with the 2012 EES Restructuring Plan and the integration of Varian.
Display Segment
The Display segment encompasses products for manufacturing LCDs, OLEDs, and other display technologies for TVs, personal computers (PCs), tablets, smart phones, and other consumer-oriented devices. The segment is focused on expanding its presence through technologically-differentiated equipment for manufacturing larger-scale TVs; entry into new markets such as the LTPS, metal oxide, and touch panel sectors; and development of products that enable cost reductions through productivity and uniformity. Display industry growth depends primarily on consumer demand for increasingly larger and more advanced LCD TVs and high resolution displays for next generation mobile devices.
Certain significant measures for the past three fiscal years were as follows:

				Change
	2013	2012	2011	2013 over 2012		2012 over 2011

	(In millions, except percentages and ratios)
New orders	$703	$274	$636	$429	157%	$(362)	(57)%
Net sales	538	473	699	65	14%	(226)	(32)%
Book to bill ratio	1.3	0.6	0.9
Operating income	74	25	147	49	196%	(122)	(83)%
Operating margin	13.8%	5.3%	21.0%		8.5 points		(15.7) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$80	$32	$154	48	150%	(122)	(79)%
Non-GAAP adjusted operating margin	14.9%	6.8%	22.0%		8.1 points		(15.2) points

Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below.
The following regions accounted for at least 30 percent of total net sales for the Display segment for one or more of the past three fiscal years:

				Change
	2013	2012	2011	2013 over 2012		2012 over 2011

	(In millions, except percentages)
Taiwan	$50	$179	$216	$(129)	(72)%	$(37)	(17)%
China	$260	$133	$330	$127	95%	$(197)	(60)%
Korea	$175	$88	$111	$87	99%	$(23)	(21)%
In fiscal 2013, customers in China accounted for 48 percent of total net sales for the Display segment compared to 28 percent in fiscal 2012, and 47 percent in fiscal 2011. Customers in Korea accounted for 33 percent of total net sales for the Display segment in fiscal 2013 compared to 19 percent in fiscal 2012, and 16 percent in fiscal 2011. Customers in Taiwan accounted for 9 percent of total net sales for the segment in fiscal 2013 compared to 38 percent in fiscal 2012, and 31 percent in fiscal 2011. The increase in net sales from customers in China and Korea reflected the recovery in demand for TV manufacturing equipment, while the decrease in net sales from customers in Taiwan primarily related to lower sales of mobile display manufacturing equipment.

Fiscal 2013 operating results reflected a recovery in demand for TV manufacturing equipment and continued demand for advanced mobile display equipment, which resulted in increased new orders, net sales, operating income and non-GAAP adjusted operating income compared to fiscal 2012. In the fourth quarter of fiscal 2013, new orders were $114 million, down 55 percent from the prior quarter, and reflected customer push-outs of orders. Net sales in the fourth quarter of fiscal 2013 were $163 million, almost flat compared to the prior quarter. Two customers accounted for approximately 50 percent of net sales for the Display segment in fiscal 2013.
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
Certain significant measures for the past three fiscal years were as follows:

				Change
	2013	2012	2011	2013 over 2012		2012 over 2011

	(In millions, except percentages and ratios)
New orders	$166	$195	$1,684	$(29)	(15)%	$(1,489)	(88)%
Net sales	173	425	1,990	(252)	(59)%	(1,565)	(79)%
Book to bill ratio	1.0	0.5	0.8
Operating income (loss)	(433)	(668)	453	235	35%	(1,121)	(247)%
Operating margin	(250.3)%	(157.2)%	22.8%		(93.1) points		(180.0) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income (loss)	(115)	(184)	444	69	38%	(628)	(141)%
Non-GAAP adjusted operating margin	(66.5)%	(43.3)%	22.3%		(23.2) points		(65.6) points

Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below.

The following region accounted for at least 30 percent of total net sales for the Energy and Environmental Solutions segment for one or more of the past three fiscal years:

				Change
	2013	2012	2011	2013 over 2012		2012 over 2011

	(In millions, except percentages)
China	$100	$210	$1,584	$(110)	(52)%	$(1,374)	(87)%
In fiscal 2013, customers in China accounted for 58 percent of total net sales for the Energy and Environmental Solutions segment compared to 49 percent in fiscal 2012, and 80 percent in fiscal 2011.
Fiscal 2013 financial results continued to reflect excess manufacturing capacity in the solar industry, which resulted in low levels of new orders and net sales, and consequently an operating loss for the segment. In the fourth quarter of fiscal 2013, new orders were $40 million, up from $19 million in the prior quarter and net sales were $44 million, almost flat from the prior quarter. Operating loss for fiscal 2013 included restructuring and asset impairment charges of $25 million associated with the 2012 EES Restructuring Plan discussed above. Details on restructuring and asset impairment charges are also included in Note 11 of the Notes to the Consolidated Financial Statements.

Operating loss for fiscal 2013 also included goodwill and intangible asset impairment charges of $278 million. During the second quarter of fiscal 2013, Applied performed the two-step impairment test and concluded that the Energy and Environmental Solutions reporting unit's carrying value exceeded its fair value and therefore recorded a goodwill impairment charge of $224 million, representing all of the remaining goodwill for this reporting unit. Applied also performed an impairment test for long-lived assets associated with the reporting unit and determined that the majority of intangible assets were impaired. Accordingly, during the second quarter of fiscal 2013, Applied recorded an impairment charge of $54 million related to these intangible assets. See discussion in the Impairment of Goodwill section above and Note 9 of Notes to Consolidated Financial Statements for further details.
Fiscal 2012 financial results reflected continued excess manufacturing capacity in the solar industry, the impairment of a portion of the segment's goodwill and a restructuring program. In the fourth quarter of fiscal 2012, new orders were $65 million, an increase of 86 percent compared to the third quarter of fiscal 2012's low level of $35 million in new orders. During fiscal 2012, 65 percent of the segment's net sales were from products shipped in earlier periods than fiscal 2012. For fiscal 2012, new orders and net sales decreased compared to fiscal 2011 reflecting significantly decreased demand for c-Si equipment. The Energy and Environmental Solutions segment reported an operating loss of $668 million for fiscal 2012 compared to an operating income of $453 million for fiscal 2011 due primarily to lower sales, additional inventory charges, impairment and restructuring charges during the year. Restructuring and asset impairment charges of $38 million and a goodwill impairment charge of $421 million were recorded in fiscal 2012.

Business Combinations
Tokyo Electron Limited
On September 24, 2013, Applied and TEL entered into a definitive agreement to effect a strategic combination of their respective businesses into a new combined company through a “merger of equals.” TEL, a Japanese corporation, is a global provider of semiconductor, flat panel display and photovoltaic panel production equipment. Under the terms of the agreement, TEL shareholders will receive 3.25 shares of the new combined company for every TEL share held. Applied stockholders will receive one share of the new combined company for every Applied share held. Based on the number of shares of Applied common stock and shares of TEL common stock expected to be issued and outstanding immediately prior to the closing of the transaction, it is anticipated that, immediately following the transaction, former Applied stockholders and former TEL shareholders will own approximately 68% and 32%, respectively, of the new combined company.
The new combined company will have a new name, dual headquarters in Tokyo and Santa Clara, and a dual listing on the Tokyo Stock Exchange and NASDAQ, and will be incorporated in the Netherlands. The closing of the transaction is subject to customary conditions, including approval by Applied’s and TEL’s shareholders and regulatory approvals. It is expected that the combined company will commence a $3.0 billion stock repurchase program targeted to be executed within 12 months following the closing of the transaction.
The business combination agreement contains mutual pre-closing covenants, including the obligation of Applied and TEL to conduct their businesses in the ordinary course consistent in all material respects with past practices. The agreement also contains termination rights for Applied and TEL and provides that upon certain events, such as a termination due to a change in recommendation by the other party or a termination relating to certain tax rulings, a termination fee of $400 million is payable.
Varian Semiconductor Equipment Associates, Inc.
On November 10, 2011, Applied completed the acquisition of Varian, a public company manufacturer of semiconductor processing equipment and the leading supplier of ion implantation equipment used by chip makers globally, for an aggregate purchase price of $4.2 billion in cash, net of cash acquired and assumed earned equity awards of $27 million, pursuant to an Agreement and Plan of Merger dated as of May 3, 2011. Applied's primary reasons for this acquisition were to complement existing product offerings and to provide opportunities for future growth. The acquired business is primarily included in results for the Silicon Systems Group and Applied Global Services segments.
Applied funded the transaction with a combination of existing cash balances and debt. On June 8, 2011, Applied issued senior unsecured notes in the aggregate principal amount of $1.75 billion and used the net proceeds of the Notes to fund a portion of the consideration and certain costs associated with the acquisition. See Note 10 of Notes to Consolidated Financial Statements for additional discussion of long-term debt.
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

Financial Condition, Liquidity and Capital Resources
Applied’s cash, cash equivalents and investments decreased to $2.9 billion at October 27, 2013 from $3.0 billion at October 28, 2012.
Cash, cash equivalents and investments consist of the following:

	October 27, 2013	October 28, 2012

	(In millions)
Cash and cash equivalents	$1,711	$1,392
Short-term investments	180	545
Long-term investments	1,005	1,055
Total cash, cash-equivalents and investments	$2,896	$2,992
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	2013	2012	2011

	(In millions)
Cash provided by operating activities	$623	$1,851	$2,429
Cash provided by (used in) investing activities	$215	$(4,660)	$707
Cash provided by (used in) financing activities	$(519)	$(1,754)	$960
Operating Activities
Cash from operating activities for fiscal 2013 was $623 million, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation, impairment of goodwill and intangible assets, restructuring and asset impairments and deferred income taxes. The decrease in cash from operating activities from fiscal 2012 to fiscal 2013 was primarily due to increases in accounts receivable and inventory balances. The increase in accounts receivable resulted from a higher proportion of shipments near the end of the year, while inventories grew to support projected customer demand.
Applied did not utilize programs to discount letters of credit issued by customers in fiscal 2013 and 2012. Applied utilized programs to discount letters of credit issued by customers of $211 million in fiscal 2011. Discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. There was no factoring of accounts receivable or discounting of promissory notes in fiscal 2013. Applied factored accounts receivable and discounted promissory notes of $93 million in fiscal 2012, and $80 million in fiscal 2011.
Applied’s working capital was $3.2 billion at October 27, 2013 and $2.8 billion at October 28, 2012. During fiscal 2011, Applied received a U.S. federal income tax refund of $276 million including interest.
Days sales, inventory and payable outstanding at the end of each of the periods indicated are:

	2013	2012	2011

Days sales outstanding	75	67	62
Days inventory outstanding	108	109	116
Days payable outstanding	44	34	33
Days sales outstanding varies due to the timing of shipments and the payment terms. The days sales outstanding in fiscal 2012 included a favorable impact from the timing of the sale of thin film production line during the year. Days inventory outstanding decreased slightly from fiscal 2012 to fiscal 2013, while days payable outstanding increased. The increase in days payable outstanding primarily reflected an increase in accounts payable due to increase in inventory purchases near the end of the period to support projected customer demand.

Investing Activities
Applied generated $215 million of cash from investing activities in fiscal 2013 and $707 million in fiscal 2011. Applied used $4.7 billion of cash for investing activities in fiscal 2012. Capital expenditures were $197 million in fiscal 2013, $162 million in fiscal 2012, and $209 million in fiscal 2011. Capital expenditures in fiscal 2013 were primarily for demonstration and test equipment as well as laboratory tools and equipment upgrades in North America. Capital expenditures in fiscal 2012 were primarily for various information technology expenditures in North America, including the addition of Varian, and expansion of semiconductor assembly centers in Singapore. Capital expenditures in fiscal 2011 were offset by $99 million in proceeds received from the sale of two properties located in North America and $31 million in proceeds received from the completed divestiture of certain assets held for sale. Proceeds from sales and maturities of investments, net of purchases of investments, totaled $406 million for fiscal 2013 and $786 million in fiscal 2011, while purchases of investments, net of proceeds from sales and maturities of investments, totaled $308 million for fiscal 2012. Investing activities also included investments in technology and acquisitions of companies to allow Applied to access new market opportunities or emerging technologies. In fiscal 2012, Applied acquired Varian for $4.2 billion, net of cash acquired.
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
Financing Activities
Applied used cash for financing activities in the amount of $519 million for fiscal 2013 and $1.8 billion for fiscal 2012. Applied generated $960 million of cash from financing activities in fiscal 2011, consisting primarily of net proceeds received from the issuance of senior unsecured notes of $1.75 billion. Financing activities for these periods included payment of cash dividends to stockholders and issuances and repurchases of common stock. Cash used to repurchase shares totaled $245 million in fiscal 2013, $1.4 billion in fiscal 2012, and $468 million in fiscal 2011. In March 2012, Applied’s Board of Directors approved a new stock repurchase program authorizing up to $3.0 billion in repurchases over the next three years ending in March 2015. Proceeds from stock issuances related to equity compensation awards were $182 million in fiscal 2013, $97 million in fiscal 2012, and $95 million in fiscal 2011.
During fiscal 2013, Applied’s Board of Directors declared three quarterly cash dividends of $0.10 per share each and one quarterly cash dividend of $0.09 per share. During fiscal 2012, Applied’s Board of Directors declared three quarterly cash dividends of $0.09 per share each and one quarterly cash dividend of $0.08 per share. During fiscal 2011, Applied’s Board of Directors declared three quarterly cash dividends of $0.08 per share each and one quarterly cash dividend of $0.07. Cash paid in dividends during fiscal 2013, 2012 and 2011 amounted to $456 million, $434 million and $397 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that was extended by one year in May 2013 and is scheduled to expire in May 2017. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at October 27, 2013. Remaining credit facilities in the amount of approximately $82 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both October 27, 2013 and October 28, 2012 and Applied has not utilized these credit facilities.
In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. At October 27, 2013 and October 28, 2012, Applied did not have any commercial paper outstanding.

In June 2011, Applied issued senior unsecured notes in the aggregate principal amount of $1.75 billion. The following table summarizes the notes issued in June 2011:

Due Date	Principal Amount	Effective Interest Rate	Interest Payment Dates
	(In millions)
2.650% Senior Notes Due 2016	$400	2.666%	June 15, December 15
4.300% Senior Notes Due 2021	750	4.326%	June 15, December 15
5.850% Senior Notes Due 2041	600	5.879%	June 15, December 15
	$1,750
The indenture governing the notes includes certain covenants with which Applied was in compliance at October 27, 2013. See Note 10 of Notes to Consolidated Financial Statements for additional discussion of long-term debt.
Others
During fiscal 2013, Applied did not record any additional bad debt provision but reversed $13 million of its allowance for doubtful accounts as a result of lower risk exposures in display and solar customers. While Applied believes that its allowance for doubtful accounts at October 27, 2013 is adequate, it will continue to closely monitor customer liquidity and economic conditions.
As of October 27, 2013, approximately $1.2 billion of cash, cash equivalents, and marketable securities held by foreign subsidiaries may be subject to U.S. taxes if repatriated for U.S. operations. Of this amount, Applied intends to permanently reinvest approximately $800 million of these funds outside of the U.S. and does not plan to repatriate these funds. For the remaining cash, cash equivalents and marketable securities held by foreign subsidiaries, U.S. taxes have been provided for in the financial statements.
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
Off-Balance Sheet Arrangements
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of October 27, 2013, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $41 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of October 27, 2013, Applied Materials Inc. has provided parent guarantees to banks for approximately $102 million to cover these arrangements.
Applied also has operating leases for various facilities. Total rent expense was $36 million for fiscal 2013, $38 million for fiscal 2012, and $44 million for fiscal 2011.

Contractual Obligations
The following table summarizes Applied’s contractual obligations as of October 27, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

	(In millions)
Long-term debt obligations	$1,950	$—	$400	$200	$1,350
Interest expense associated with long-term debt obligations	1,330	92	185	149	904
Operating lease obligations	87	28	32	17	10
Purchase obligations[1]	1,244	1,212	32	—	—
Other long-term liabilities[2]	278	—	94	42	142
	$4,889	$1,332	$743	$408	$2,406
______________________

[1]
Represents Applied’s agreements to purchase goods and services consisting of Applied’s (a) outstanding purchase orders for goods and services; and (b) contractual requirements to make specified minimum payments even if Applied does not take delivery of the contracted goods.

[2]
Other long-term liabilities do not include noncurrent income taxes payable, noncurrent deferred income taxes payable and certain tax-related liabilities due to the uncertainty in the timing of future payments.

In addition to the contractual obligations disclosed above, Applied has certain tax obligations. Gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year have been reported as non-current liabilities on the Consolidated Balance Sheet. As of October 27, 2013, the gross liability for unrecognized tax benefits was $194 million. Increases or decreases to interest and penalties on uncertain tax positions are included in provision for income taxes in the Consolidated Statement of Operations. Interest and penalties accrued related to uncertain tax positions were $7 million as of October 27, 2013 and $7 million as of October 28, 2012, which were classified as a noncurrent liability in the Consolidated Balance Sheets. At this time, Applied is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes and, accordingly, such amounts are not included in the above contractual obligation table.

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
Goodwill and Intangible Assets
Applied reviews goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also annually reviews goodwill and intangibles with indefinite lives for impairment. Intangible assets, such as purchased technology, are generally recorded in connection with a business acquisition. The value assigned to intangible assets is usually based on estimates and judgments regarding expectations for the success and life cycle of products and technology acquired. If actual product acceptance differs significantly from the estimates, Applied may be required to record an impairment charge to reduce the carrying value of the reporting unit to its estimated fair value. The fair value of a reporting unit is estimated using both the income approach and the market approach taking into account such factors as future anticipated operating results and estimated cost of capital. Management uses significant judgment when assessing goodwill for potential impairment, especially in emerging markets. A severe decline in market conditions could result in an unexpected impairment charge for impaired goodwill, which could have a material adverse effect on Applied’s business, financial condition and results of operations.
Income Taxes
The effective tax rate is highly dependent upon the geographic composition of worldwide earnings, tax regulations governing each region, nondeductible expenses incurred in connection with acquisitions and availability of tax credits. Management carefully monitors the changes in many factors and adjusts the effective tax rate as required. If actual results differ from these estimates, Applied could be required to record a valuation allowance on deferred tax assets or adjust its effective tax rate, which could have a material adverse effect on Applied’s business, financial condition and results of operations.
Applied accounts for income taxes by recognizing deferred tax assets and liabilities using statutory tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities, net operating losses and tax credit carryovers. Deferred tax assets are also reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. Management has determined that it is more likely than not that Applied’s future taxable income will be sufficient to realize its deferred tax assets, net of existing valuation allowance.
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

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results for the past three fiscal years:
APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	2013	2012	2011
	(In millions, except percentages)
Non-GAAP Adjusted Gross Margin
Reported gross margin - GAAP basis	$2,991	$3,313	$4,360
Certain items associated with acquisitions[1]	166	253	37
Acquisition integration and deal costs	3	—	—
Non-GAAP adjusted gross margin	$3,160	$3,566	$4,397
Non-GAAP adjusted gross margin percent (% of net sales)	42.1%	40.9%	41.8%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$432	$411	$2,398
Impairment of goodwill and intangible assets	278	421	—
Certain items associated with acquisitions[1]	201	298	51
Acquisition integration and deal costs	38	81	19
Certain items associated with announced business combination[5]	24	—	—
Restructuring charges and asset impairments[2,3,4]	63	168	(30)
Gain on sale of facilities, net	(4)	—	(27)
Non-GAAP adjusted operating income	$1,032	$1,379	$2,411
Non-GAAP adjusted operating margin percent (% of net sales)	13.7%	15.8%	22.9%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis	$256	$109	$1,926
Impairment of goodwill and intangible assets	278	421	—
Certain items associated with acquisitions[1]	201	298	51
Acquisition integration and deal costs	38	81	19
Certain items associated with announced business combination[5]	24	—	—
Restructuring charges and asset impairments[2,3,4]	63	168	(30)
Impairment (gain on sale) of strategic investments	1	17	(6)
Gain on sale of facilities, net	(4)	—	(27)
Reinstatement of federal R&D tax credit	(13)	—	(13)
Resolution of prior years’ income tax filings and other tax items	(24)	(22)	(203)
Income tax effect of non-GAAP adjustments	(102)	(112)	—
Non-GAAP adjusted net income	$718	$960	$1,717

1	These items are incremental charges attributable to completed acquisitions, consisting of inventory fair value adjustments on products sold, and amortization of purchased intangible assets.

2
Results for the twelve months ended October 27, 2013 included $39 million of employee-related costs, net, related to the restructuring program announced on October 3, 2012, and restructuring and asset impairment charges of $26 million related to the restructuring program announced on May 10, 2012, partially offset by a favorable adjustment of $2 million related to other restructuring plans.

3
Results for the twelve months ended October 28, 2012 included employee-related costs of $106 million related to the restructuring program announced on October 3, 2012, restructuring and asset impairment charges of $48 million related to the restructuring program announced on May 10, 2012, and severance charges of $14 million related to the integration of Varian.

4
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

5	These items are incremental charges related to the announced business combination agreement with Tokyo Electron Limited, consisting of acquisition-related costs and other charges.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	2013	2012	2011
	(In millions, except per share amounts)
Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis	$0.21	$0.09	$1.45
Impairment of goodwill and intangible assets	0.21	0.33	—
Certain items associated with acquisitions	0.14	0.19	0.03
Acquisition integration and deal costs	0.02	0.05	0.01
Certain items associated with announced business combination	0.01	—	—
Restructuring charges and asset impairments	0.03	0.10	(0.01)
Impairment of strategic investments	—	0.01	(0.01)
Gain on sale of facilities, net	—	—	(0.02)
Reinstatement of federal R&D tax credit and resolution of prior years’ income tax filings and other tax items	(0.03)	(0.02)	(0.16)
Non-GAAP adjusted earnings per diluted share	$0.59	$0.75	$1.29
Weighted average number of diluted shares	1,219	1,277	1,330

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results for the past three fiscal years:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	2013	2012	2011
	(In millions, except percentages)
SSG Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$876	$1,243	$1,764
Certain items associated with acquisitions[1]	175	253	12
Acquisition integration and deal costs, net	(2)	37	3
Restructuring charges and asset impairments[2]	1	4	—
Non-GAAP adjusted operating income	$1,050	$1,537	$1,779
Non-GAAP adjusted operating margin percent (% of net sales)	22.0%	27.8%	32.9%
AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$436	$502	$482
Certain items associated with acquisitions[1]	5	13	7
Restructuring charges and asset impairments[2,3]	2	15	24
Non-GAAP adjusted operating income	$443	$530	$513
Non-GAAP adjusted operating margin percent (% of net sales)	21.9%	23.2%	21.3%
Display Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$74	$25	$147
Certain items associated with acquisitions[1]	6	7	7
Non-GAAP adjusted operating income	$80	$32	$154
Non-GAAP adjusted operating margin percent (% of net sales)	14.9%	6.8%	22.0%
EES Non-GAAP Adjusted Operating Income (Loss)
Reported operating income (loss) - GAAP basis	$(433)	$(668)	$453
Impairment of goodwill and intangible assets	278	421	—
Certain items associated with acquisitions[1]	15	25	25
Restructuring charges and asset impairments[2,3,4]	25	38	(34)
Non-GAAP adjusted operating income (loss)	$(115)	$(184)	$444
Non-GAAP adjusted operating margin percent (% of net sales)	(66.5)%	(43.3)%	22.3%

1	These items are incremental charges attributable to completed acquisitions, consisting of inventory fair value adjustments on products sold, and amortization of purchased intangible assets.

2
Results for the twelve months ended October 27, 2013 included restructuring and asset impairment charges of $26 million related to the restructuring program announced on May 10, 2012 and severance charges of $2 million related to the integration of Varian.

3
Results for the twelve months ended October 28, 2012 included restructuring and asset impairment charges of $43 million related to the restructuring program announced on May 10, 2012 and severance charges of $14 million related to the integration of Varian.

4
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
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $1.0 billion at October 27, 2013. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at October 27, 2013, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $18 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. At October 27, 2013, the carrying amount of debt issued by Applied was $1.9 billion with an estimated fair value of $2.1 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s debt issuances of approximately $170 million at October 27, 2013.
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
In certain cases, Applied uses derivatives to hedge specific foreign currency exposures. During the fourth quarter of fiscal 2013, as part of an overall risk management strategy, Applied purchased foreign exchange option contracts to limit its foreign exchange risk associated with the announced business combination with TEL in the event there is a significant weakening in the Japanese yen as compared to the U.S. dollar. The derivatives used to hedge the currency exposure did not qualify for hedge accounting treatment. At October 27, 2013, the fair value of the foreign exchange currency option contracts was approximately $17 million. Applied recognized a loss of $7 million during the fourth quarter of fiscal 2013 related to such contracts. Changes in the exchange rate between the U.S. dollar and the Japanese yen would impact Applied's consolidated financial statements.  The future maximum loss exposure on this option contract is generally limited to its fair value as of the most recent balance sheet date. For further details, see Note 5 of Notes to Consolidated Financial Statements.

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
Management’s Report on Internal Control over Financial Reporting
Applied’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of Applied’s Chief Executive Officer and Chief Financial Officer, management of Applied conducted an evaluation of the effectiveness of Applied’s internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, Applied’s management concluded that Applied’s internal control over financial reporting was effective as of October 27, 2013.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of Applied’s internal control over financial reporting as of October 27, 2013.
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2013, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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
None

PART III
Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from Applied’s Proxy Statement to be filed with the SEC in connection with the 2014 Annual Meeting of Stockholders (the Proxy Statement).

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
The following table summarizes information with respect to options and other equity awards under Applied’s equity compensation plans as of October 27, 2013:
Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	(c) Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))

	(In millions, except prices)
Equity compensation plans approved by security holders	41		$10.56	187	(3)
Equity compensation plans not approved by security holders	2	(4)	$6.83	14	(5)
Total	43		$9.12	201

(1)
Includes only options, restricted stock units performance shares and performance units outstanding under Applied’s equity compensation plans, as no stock warrants or other rights were outstanding as of October 27, 2013.

(2)	The weighted average exercise price calculation does not take into account any restricted stock units, and performance shares or performance units as they have a de minimis purchase price.

(3)
Includes 27 million shares of Applied common stock available for future issuance under the Applied Materials, Inc. Employees’ Stock Purchase Plan. Of these 27 million shares, 2 million are subject to purchase during the purchase period in effect as of October 27, 2013.

(4)
Includes options to purchase 2 million shares of Applied common stock assumed through various mergers and acquisitions, after giving effect to the applicable exchange ratios. The assumed options had a weighted average exercise price of $6.63 per share. No further shares are available for issuance under the plans under which these assumed awards were granted.

(5)
Includes 14 million shares of Applied common stock available for future issuance under the Applied Materials, Inc. Stock Purchase Plan for Offshore Employees. Of these 14 million shares, 1 million are subject to purchase during the purchase period in effect as of October 27, 2013.

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
Stock Purchase Plan for Offshore Employees. The Stock Purchase Plan for Offshore Employees (the Offshore ESPP) was adopted effective as of October 16, 1995 for the benefit of employees of Applied’s participating affiliates (other than United States citizens or residents). The Offshore ESPP provides for the grant of options to purchase shares of Applied common stock through payroll deductions pursuant to one or more offerings. The administrator of the Offshore ESPP (the Board of Directors of Applied or a committee appointed by the Board) determines the terms and conditions of all options prior to the start of an offering, including the purchase price of shares, the number of shares covered by the option and when the option may be exercised. All options granted as part of an offering must be granted on the same date. As of October 27, 2013, a total of 36 million shares have been authorized for issuance under the Offshore ESPP, and 14 million shares remain available for issuance.
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

PART IV

Item 15:	Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Applied Materials, Inc.:

We have audited the accompanying consolidated balance sheets of Applied Materials, Inc. and subsidiaries (the Company) as of October 27, 2013 and October 28, 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended October 27, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Materials, Inc. and subsidiaries as of October 27, 2013 and October 28, 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended October 27, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Applied Materials, Inc.’s internal control over financial reporting as of October 27, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 4, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP
KPMG LLP

Santa Clara, California
December 4, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Applied Materials, Inc.:

We have audited Applied Materials, Inc.’s (the Company) internal control over financial reporting as of October 27, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Applied Materials, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 27, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Applied Materials, Inc. and subsidiaries as of October 27, 2013 and October 28, 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 27, 2013. Our report dated December 4, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP

Santa Clara, California
December 4, 2013

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Year	2013	2012	2011
	(In millions, except per share amounts)
Net sales	$7,509	$8,719	$10,517
Cost of products sold	4,518	5,406	6,157
Gross margin	2,991	3,313	4,360
Operating expenses:
Research, development and engineering	1,320	1,237	1,118
Marketing and selling	433	481	432
General and administrative	469	595	469
Impairment of goodwill and intangible assets	278	421	—
Restructuring charges and asset impairments	63	168	(30)
Gain on sale of facilities, net	(4)	—	(27)
Total operating expenses	2,559	2,902	1,962
Income from operations	432	411	2,398
Impairment of strategic investments	6	17	3
Interest expense	95	95	59
Interest and other income, net	19	17	42
Income before income taxes	350	316	2,378
Provision for income taxes	94	207	452
Net income	$256	$109	$1,926
Earnings per share:
Basic	$0.21	$0.09	$1.46
Diluted	$0.21	$0.09	$1.45
Weighted average number of shares:
Basic	1,202	1,266	1,319
Diluted	1,219	1,277	1,330
See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal Year	2013	2012	2011
	(In millions)
Net income	$256	$109	$1,926
Other comprehensive income (loss), net of tax:
Change in unrealized net gain on investments	9	(1)	(8)
Change in unrealized net gain on derivative investments	1	1	(4)
Change in defined benefit plan liability	18	(65)	14
Change in cumulative translation adjustments	(5)	(2)	2
Other comprehensive income (loss), net of tax	23	(67)	4
Comprehensive income	$279	$42	$1,930
See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED BALANCE SHEETS

	October 27, 2013	October 28, 2012

	(In millions, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,711	$1,392
Short-term investments	180	545
Accounts receivable, net	1,633	1,220
Inventories	1,413	1,272
Other current assets	705	673
Total current assets	5,642	5,102
Long-term investments	1,005	1,055
Property, plant and equipment, net	850	910
Goodwill	3,294	3,518
Purchased technology and other intangible assets, net	1,103	1,355
Deferred income taxes and other assets	149	162
Total assets	$12,043	$12,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,649	$1,510
Customer deposits and deferred revenue	794	755
Total current liabilities	2,443	2,265
Long-term debt	1,946	1,946
Other liabilities	566	656
Total liabilities	4,955	4,867
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $.01 par value per share; 1 shares authorized; no shares issued	—	—
Common stock: $.01 par value per share; 2,500 shares authorized; 1,204 and 1,197 shares outstanding at 2013 and 2012, respectively	12	12
Additional paid-in capital	6,151	5,863
Retained earnings	12,487	12,700
Treasury stock: 717 and 699 shares at 2013 and 2012, respectively, net	(11,524)	(11,279)
Accumulated other comprehensive loss	(38)	(61)
Total stockholders’ equity	7,088	7,235
Total liabilities and stockholders’ equity	$12,043	$12,102
See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount

	(In millions)
Balance at October 31, 2010	1,328	$13	$5,406	$11,511	537	$(9,396)	$2	$7,536
Net income	—	—	—	1,926	—	—	—	1,926
Other comprehensive income, net of tax	—	—	—	—	—	—	4	4
Dividends	—	—	—	(408)	—	—	—	(408)
Share-based compensation	—	—	146	—	—	—	—	146
Issuance under stock plans, net of a tax detriment of $5 and other	14	—	64	—	—	—	—	64
Common stock repurchases	(36)	—	—	—	36	(468)	—	(468)
Balance at October 30, 2011	1,306	$13	$5,616	$13,029	573	$(9,864)	$6	$8,800
Net income	—	—	—	109	—	—	—	109
Other comprehensive loss, net of tax	—	—	—	—	—	—	(67)	(67)
Dividends	—	—	—	(438)	—	—	—	(438)
Share-based compensation	—	—	182	—	—	—	—	182
Stock options assumed in connection with acquisition	—	—	11	—	—	—	—	11
Issuance under stock plans, net of a tax detriment of $12 and other	17	—	54	—	—	—	—	54
Common stock repurchases	(126)	(1)	—	—	126	(1,415)	—	(1,416)
Balance at October 28, 2012	1,197	$12	$5,863	$12,700	699	$(11,279)	$(61)	$7,235
Net income	—	—	—	256	—	—	—	256
Other comprehensive income, net of tax	—	—	—	—	—	—	23	23
Dividends	—	—	—	(469)	—	—	—	(469)
Share-based compensation	—	—	162	—	—	—	—	162
Issuance under stock plans, net of a tax benefit of $14 and other	25	—	126	—	—	—	—	126
Common stock repurchases	(18)	—	—	—	18	(245)	—	(245)
Balance at October 27, 2013	1,204	$12	$6,151	$12,487	717	$(11,524)	$(38)	$7,088

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Year	2013	2012	2011

	(In millions)
Cash flows from operating activities:
Net income	$256	$109	$1,926
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	410	422	246
Impairment of goodwill and intangible assets	278	421	—
Restructuring charges and asset impairments	63	168	(30)
Deferred income taxes and other	(91)	222	136
Share-based compensation	162	182	146
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(404)	493	292
Inventories	(141)	679	(163)
Other assets	(63)	46	(61)
Accounts payable and accrued expenses	78	(469)	(310)
Customer deposits and deferred revenue	39	(412)	267
Other liabilities	36	(10)	(20)
Cash provided by operating activities	623	1,851	2,429
Cash flows from investing activities:
Capital expenditures	(197)	(162)	(209)
Cash paid for acquisitions, net of cash acquired	(1)	(4,190)	—
Proceeds from sale of facilities	7	—	130
Proceeds from sales and maturities of investments	1,013	1,019	1,923
Purchases of investments	(607)	(1,327)	(1,137)
Cash provided by (used in) investing activities	215	(4,660)	707
Cash flows from financing activities:
Debt borrowings (repayments), net	—	(1)	1,730
Proceeds from common stock issuances and others, net	182	97	95
Common stock repurchases	(245)	(1,416)	(468)
Payments of dividends to stockholders	(456)	(434)	(397)
Cash provided by (used in) financing activities	(519)	(1,754)	960
Effect of exchange rate changes on cash and cash equivalents	—	(5)	6
Increase (decrease) in cash and cash equivalents	319	(4,568)	4,102
Cash and cash equivalents — beginning of year	1,392	5,960	1,858
Cash and cash equivalents — end of year	$1,711	$1,392	$5,960
Supplemental cash flow information:
Cash payments for income taxes	$196	$243	$761
Cash refunds from income taxes	$102	$79	$289
Cash payments for interest	$92	$94	$14

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Applied Materials, Inc. and its subsidiaries (Applied or the Company) after elimination of intercompany balances and transactions. All references to a fiscal year apply to Applied’s fiscal year which ends on the last Sunday in October. Fiscal 2013, 2012 and 2011 contained 52 weeks each. Each fiscal quarter of 2013, 2012 and 2011 contained 13 weeks.
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
Investments
All of Applied’s investments, except equity investments held in privately-held companies, are classified as available-for-sale at the respective balance sheet dates. Investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and any temporary difference between the cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income (loss). The specific identification method is used to determine the gains and losses on investments. Interest earned on cash and investments, as well as realized gains and losses on sale of securities, are included in interest income in the accompanying Consolidated Statements of Operations.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
Applied recognizes revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; seller’s price to buyer is fixed or determinable; and collectability is probable. Applied’s shipping terms are customarily FOB Applied shipping point or equivalent terms. Applied’s revenue recognition policy generally results in revenue recognition at the following points: (1) for all transactions where legal title passes to the customer upon shipment or delivery, Applied recognizes revenue upon passage of title for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks is deferred, and that revenue is recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer technical acceptance; (3) for transactions where legal title does not pass at shipment or delivery, revenue is recognized when legal title passes to the customer, which is generally at customer technical acceptance; and (4) for arrangements containing multiple elements, the revenue relating to the undelivered elements is deferred using the relative selling price method utilizing estimated sales prices until delivery of the deferred elements. Applied limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or adjustment. In cases where Applied has sold products that have been demonstrated to meet product specifications prior to shipment, Applied believes that at the time of delivery, it has an enforceable claim to amounts recognized as revenue. Spare parts revenue is generally recognized upon shipment, and services revenue is generally recognized over the period that the services are provided.
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
Foreign Currencies
As of October 27, 2013, primarily all of Applied’s subsidiaries use the United States dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are remeasured using exchange rates in effect at the end of the period, except for non-monetary assets, such as inventories and property, plant and equipment, which are remeasured using historical exchange rates. Foreign currency-denominated revenues and costs are remeasured using average exchange rates for the period, except for costs related to those balance sheet items that are remeasured using historical exchange rates. The resulting remeasurement gains and losses are included in general and administrative expenses in the Consolidated Statements of Operations as incurred.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk
Financial instruments that potentially subject Applied to significant concentrations of credit risk consist principally of cash equivalents, investments, trade accounts receivable and derivative financial instruments used in hedging activities. Applied invests in a variety of financial instruments, such as, but not limited to, certificates of deposit, corporate and municipal bonds, United States Treasury and agency securities, and asset-backed and mortgage-backed securities, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. Applied performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. Applied maintains an allowance reserve for potentially uncollectible accounts receivable based on its assessment of the collectability of accounts receivable. Applied regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. In addition, Applied utilizes letters of credit to mitigate credit risk when considered appropriate. Applied is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but does not expect any counterparties to fail to meet their obligations. In some instances, Applied has entered into security arrangements which require the counterparties to post collateral to further mitigate credit exposure.
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

	2013	2012	2011

	(In millions, except per share amounts)
Numerator:
Net income	$256	$109	$1,926
Denominator:
Weighted average common shares outstanding	1,202	1,266	1,319
Effect of dilutive stock options, restricted stock units and employee stock purchase plan shares	17	11	11
Denominator for diluted earnings per share	1,219	1,277	1,330
Basic earnings per share	$0.21	$0.09	$1.46
Diluted earnings per share	$0.21	$0.09	$1.45
Potentially dilutive securities	2	9	16

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3	Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

October 27, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$611	$—	$—	$611
Cash equivalents:
Money market funds	1,095	—	—	1,095
Municipal securities	5	—	—	5
Total Cash equivalents	1,100	—	—	1,100
Total Cash and Cash equivalents	$1,711	$—	$—	$1,711
Short-term and long-term investments:
U.S. Treasury and agency securities	$170	$—	$—	$170
Non-U.S. government securities*	11	—	—	11
Municipal securities	379	2	—	381
Commercial paper, corporate bonds and medium-term notes	218	2	1	219
Asset-backed and mortgage-backed securities	268	2	2	268
Total fixed income securities	1,046	6	3	1,049
Publicly traded equity securities	27	33	—	60
Equity investments in privately-held companies	76	—	—	76
Total short-term and long-term investments	$1,149	$39	$3	$1,185
Total Cash, Cash equivalents and Investments	$2,860	$39	$3	$2,896
 _________________________
* Includes agency and corporate debt securities guaranteed by non-U.S. governments, which consist of Germany, Canada and Australia.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 28, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$876	$—	$—	$876
Cash equivalents:
Money market funds	483	—	—	483
Municipal securities	33	—	—	33
Total Cash equivalents	516	—	—	516
Total Cash and Cash equivalents	$1,392	$—	$—	$1,392
Short-term and long-term investments:
U.S. Treasury and agency securities	$373	$1	$—	$374
Non-U.S. government securities	29	—	—	29
Municipal securities	396	2	—	398
Commercial paper, corporate bonds and medium-term notes	381	3	—	384
Asset-backed and mortgage-backed securities	294	4	—	298
Total fixed income securities	1,473	10	—	1,483
Publicly traded equity securities	32	15	—	47
Equity investments in privately-held companies	70	—	—	70
Total short-term and long-term investments	$1,575	$25	$—	$1,600
Total Cash, Cash equivalents and Investments	$2,967	$25	$—	$2,992

Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments at October 27, 2013:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$149	$149
Due after one through five years	629	632
No single maturity date**	371	404
	$1,149	$1,185
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gains and Losses on Investments
Gross realized gains and losses on sales of investments during fiscal 2013, 2012, and 2011 were as follows:

	2013	2012	2011

	(In millions)
Gross realized gains	$7	$3	$20
Gross realized losses	$2	$3	$4
At October 27, 2013, gross unrealized losses related to Applied's investment portfolio were not material. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss was considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied determined that the gross unrealized losses on its marketable securities at October 27, 2013, October 28, 2012 and October 30, 2011 were temporary in nature and therefore it did not recognize any impairment of its marketable securities for fiscal 2013, 2012 or 2011. During fiscal 2013, 2012 and 2011, Applied determined that certain of its equity investments held in privately-held companies were other-than-temporarily impaired and, accordingly, recognized impairment charges of $6 million, $17 million and $3 million, respectively.
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
Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of October 27, 2013, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below as of October 27, 2013 and October 28, 2012:

	October 27, 2013			October 28, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Money market funds	$1,095	$—	$1,095	$483	$—	$483
U.S. Treasury and agency securities	66	104	170	128	246	374
Non-U.S. government securities	—	11	11	—	29	29
Municipal securities	—	386	386	—	431	431
Commercial paper, corporate bonds and medium-term notes	—	219	219	—	384	384
Asset-backed and mortgage-backed securities	—	268	268	—	298	298
Publicly traded equity securities	60	—	60	47	—	47
Foreign exchange derivative assets	—	20	20	—	4	4
Total	$1,221	$1,008	$2,229	$658	$1,392	$2,050
There were no transfers between Level 1 and Level 2 fair value measurements during fiscal 2013 and 2012 and Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of October 27, 2013 or October 28, 2012.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. Equity investments in privately-held companies totaled $76 million at October 27, 2013, of which $66 million of investments were accounted for under the cost method of accounting and $10 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. Equity investments in privately-held companies totaled $70 million at October 28, 2012, of which $57 million of investments were accounted for under the cost method of accounting and $13 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value.
During fiscal 2013, 2012 and 2011, Applied determined that certain of its equity investments held in privately-held companies were other-than-temporarily impaired and, accordingly, recognized impairment charges of $6 million, $17 million and $3 million, respectively.
The inputs used to measure the fair value of goodwill and intangible assets of the Energy and Environmental Solutions segment are classified as a Level 3 fair value measurement due to the significance of unobservable inputs using company-specific information. The valuation methodology used to estimate the fair value of goodwill and intangible assets are discussed in Note 9, Goodwill, Purchased Technology and Other Intangible Assets.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. At October 27, 2013, the carrying amount of long-term debt was $1.9 billion and the estimated fair value was $2.1 billion. At October 28, 2012, the carrying amount of long-term debt was $1.9 billion and the estimated fair value was $2.3 billion. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues.

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

Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income or loss (AOCI) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to derivative instruments included in AOCI at October 27, 2013 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for fiscal 2013, 2012 or 2011.
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
During the fourth quarter of fiscal 2013, the Company purchased foreign exchange option contracts to limit its foreign exchange risk associated with the announced business combination with Tokyo Electron Limited (TEL). The derivatives used to hedge our currency exposure did not qualify for hedge accounting treatment. These derivatives are marked to market at the end of each reporting period with gains and losses recognized as general and administrative expenses. At October 27, 2013, the fair value of these foreign exchange option contracts was approximately $17 million. The Company recognized a loss of $7 million during the fourth quarter of fiscal 2013 related to such contracts. The cash flow impact of this derivative has been classified as operating cash flows in the consolidated statements of cash flows. To further mitigate credit exposure in connection with these foreign exchange option contracts, the Company entered into security arrangements with certain counterparties, which require the counterparties to post collateral amounting to the approximate fair value of the derivative contracts. The cash collateral is included in cash and cash equivalents in the consolidated statements of financial position, with the corresponding liability included in accounts payable and accrued expenses.
Other than the foreign exchange option contracts discussed in the preceding paragraph, the fair values of other derivative instruments at October 27, 2013 and October 28, 2012 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effects of derivative instruments on the Consolidated Statements of Operations for fiscal 2013 and 2012 were as follows:

		2013			2012
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income
		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$29	$21	$(3)	$2	$4	$(1)
Foreign exchange contracts	General and administrative	—	7	(1)	—	(5)	(1)
Total		$29	$28	$(4)	$2	$(1)	$(2)

		Amount of Gain or (Loss) Recognized in Income
	Location of Gain or (Loss) Recognized in Income	2013	2012
		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	General and administrative	$19	$8
Total		$19	$8

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of October 27, 2013.
Entering into foreign exchange contracts with banks exposes Applied to credit-related losses in the event of the banks’ nonperformance. However, Applied’s exposure is not considered significant.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6	Accounts Receivable, Net
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied sells its accounts receivable without recourse. Applied, from time to time, also discounts letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Details of discounted letters of credit, factored accounts receivable and discounted promissory notes for fiscal years ended October 27, 2013, October 28, 2012 and October 30, 2011 were as follows:

	2013	2012	2011

	(In millions)
Discounted letters of credit	$—	$—	$211
Factored accounts receivable and discounted promissory notes	—	93	80
Total	$—	$93	$291
Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Statements of Operations and were not material for all years presented.
Accounts receivable are presented net of allowance for doubtful accounts of $74 million at October 27, 2013 and $87 million at October 28, 2012. Changes in allowance for doubtful accounts were as follows:

	2013	2012	2011
	(In millions)
Beginning balance	$87	$73	$74
Provision	—	14	5
Deductions[1]	(13)	—	(6)
Ending balance	$74	$87	$73
_____________________________
1 Fiscal 2013 deductions represent releases of allowance for doubtful accounts credited to expense as a result of lower risk exposures in display and solar customers
Applied sells principally to manufacturers within the semiconductor, display and solar industries. While Applied believes that its allowance for doubtful accounts is adequate and represents Applied’s best estimate as of October 27, 2013, Applied continues to closely monitor customer liquidity and other economic conditions, which may result in changes to Applied’s estimates regarding collectability.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7	Balance Sheet Detail

	October 27, 2013	October 28, 2012

	(In millions)
Inventories
Customer service spares	$274	$312
Raw materials	325	331
Work-in-process	283	234
Finished goods	531	395
	$1,413	$1,272

Included in finished goods inventory is $136 million at October 27, 2013, and $60 million at October 28, 2012, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $177 million and $176 million of evaluation inventory at October 27, 2013 and October 28, 2012, respectively.

	October 27, 2013	October 28, 2012

	(In millions)
Other Current Assets
Deferred income taxes, net	$323	$369
Prepaid expenses	135	101
Income taxes receivable	7	87
Other	240	116
	$705	$673

	Useful Life	October 27, 2013	October 28, 2012

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$167	$169
Buildings and improvements	3-30	1,217	1,196
Demonstration and manufacturing equipment	3-5	792	760
Furniture, fixtures and other equipment	3-15	589	734
Construction in progress		52	58
Gross property, plant and equipment		2,817	2,917
Accumulated depreciation		(1,967)	(2,007)
		$850	$910

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense was $211 million, $198 million and $194 million for fiscal 2013, 2012 and 2011, respectively.
During fiscal 2013 and 2012, fixed asset impairment charges of $12 million and $20 million, respectively, were recorded in relation to the Energy and Environmental Solutions segment restructuring plan, as discussed in Note 11, Restructuring Charges and Asset Impairments.
In fiscal 2011, Applied received $99 million in proceeds from the sale of two properties located in North America and recognized a net gain of $27 million on the transactions. Applied also completed the divestiture of certain assets held for sale for proceeds of $31 million.

	October 27, 2013	October 28, 2012

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$582	$396
Compensation and employee benefits	417	426
Warranty	102	119
Income taxes payable	73	74
Dividends payable	121	108
Other accrued taxes	41	18
Interest payable	30	30
Restructuring reserve	39	133
Other	244	206
	$1,649	$1,510

	October 27, 2013	October 28, 2012

	(In millions)
Customer Deposits and Deferred Revenue
Customer deposits	$175	$143
Deferred revenue	619	612
	$794	$755

Applied typically receives deposits on future deliverables from customers in the Energy and Environmental Solutions and Display segments. In certain instances, customer deposits may be received from customers in the Applied Global Services segment.

	October 27, 2013	October 28, 2012

	(In millions)
Other Liabilities
Deferred income taxes	$71	$200
Income taxes payable	174	140
Defined benefit pension plan liability	193	216
Other	128	100
	$566	$656

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8	Business Combinations
Tokyo Electron Limited
On September 24, 2013, Applied and TEL entered into a definitive agreement to effect a strategic combination of their respective businesses into a new combined company through a “merger of equals.” TEL, a Japanese corporation, is a global provider of semiconductor, flat panel display and photovoltaic panel production equipment. Under the terms of the Agreement, TEL shareholders will receive 3.25 shares of the new combined company for every TEL share held. Applied shareholders will receive one share of the new combined company for every Applied share held. Based on the number of shares of Applied common stock and shares of TEL common stock expected to be issued and outstanding immediately prior to the closing of the transaction, it is anticipated that, immediately following the transaction, former Applied stockholders and former TEL shareholders will own approximately 68% and 32%, respectively, of the new combined company.
The new combined company will have a new name, dual headquarters in Tokyo and Santa Clara, and a dual listing on the Tokyo Stock Exchange and NASDAQ, and will be incorporated in the Netherlands. The closing of the transaction is subject to customary conditions, including approval by Applied’s and TEL’s shareholders and regulatory approvals. It is expected that the combined company will commence a $3.0 billion stock repurchase program targeted to be executed within 12 months following the closing of the transaction.
The business combination agreement contains mutual pre-closing covenants, including the obligation of Applied and TEL to conduct their businesses in the ordinary course consistent in all material respects with past practices. The agreement also contains termination rights for Applied and TEL and provides that upon certain events, such as a termination due to a change in recommendation by the other party or a termination relating to certain tax rulings, a termination fee of $400 million is payable.
Varian Semiconductor Equipment Associates, Inc.
On November 10, 2011, Applied completed the acquisition of Varian, a public company manufacturer of semiconductor processing equipment and the leading supplier of ion implantation equipment used by chip makers globally, for an aggregate purchase price of $4.2 billion in cash, net of cash acquired and assumed earned equity awards of $27 million, pursuant to an Agreement and Plan of Merger dated as of May 3, 2011. Applied's primary reasons for this acquisition were to complement existing product offerings and to provide opportunities for future growth. Varian designs, markets, manufactures and services ion implantation systems.
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
The following table summarizes the allocation of the assets acquired and liabilities assumed at the acquisition date:

Estimated Fair Values
(In millions)
Fair value of net tangible assets acquired	$892
Goodwill	2,604
Purchased intangible assets	1,365
Purchase price allocated	$4,861

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents details of the purchase price allocated to purchased intangible assets of Varian at the acquisition date:

	Useful Life	Purchased Intangible Assets
	(In years)	(In millions)
Developed technology	1 - 7	$987
Customer relationships	15	150
In-process technology		142
Patents and trademarks	10	69
Backlog	1	7
Covenant not to compete	2	10
Total purchased intangible assets		$1,365

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
To test goodwill for impairment, Applied first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, Applied then performs the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. Under the two-step goodwill impairment test, Applied would, in the first step, compare the estimated fair value of each reporting unit to its carrying value. Applied determines the fair value of each of its reporting units based on a weighting of income and market approaches. If the carrying value of the net assets assigned to the reporting unit exceeds its fair value, then Applied would then perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If Applied determines that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, Applied would record an impairment charge equal to the difference. Applied’s reporting units are consistent with the reportable segments identified in Note 16, Industry Segment Operations, which are based on the manner in which Applied operates its business and the nature of those operations.

During fiscal 2012, the solar industry faced increasing challenges, including manufacturing overcapacity and weak operating performance and outlook, which led to a deterioration in market conditions. As a result, Applied performed a two-step goodwill impairment test and recorded a $421 million goodwill impairment charge in its Energy and Environmental Solutions segment.
During the second quarter of fiscal 2013, the solar industry experienced further deterioration of market conditions associated with continued manufacturing overcapacity and weaker operating performance and outlook, resulting in increased uncertainties regarding the timing and nature of a recovery in solar capital equipment expenditures. Taking these factors into account, Applied reassessed its financial outlook for the Energy and Environmental Solutions reporting unit and consequently reevaluated the recoverability of this reporting unit's goodwill. Applied performed the two-step impairment test and concluded that the Energy and Environmental Solutions reporting unit's carrying value exceeded its fair value. Based on Applied's analyses, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the reporting unit. As a result, in the second quarter of fiscal 2013, Applied recorded a goodwill impairment charge of $224 million, representing all of the remaining goodwill for this reporting unit. As of October 27, 2013, accumulated goodwill impairment charges amounted to $645 million which were recorded in the Energy and Environmental Solutions segment.
Applied also performed an impairment test for long-lived assets associated with the Energy and Environmental Solutions reporting unit and determined that the majority of intangible assets were impaired mostly due to the lower long-term revenue and profitability outlook associated with products related to these intangible assets. Accordingly, during the second quarter of fiscal 2013, Applied recorded an impairment charge of $54 million related to these intangible assets, which was the amount by which the carrying value of these intangible assets exceeded their estimated fair value, based on discounted projected cash flows.

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

In the fourth quarter of fiscal 2013, Applied performed a qualitative assessment to test goodwill for all reporting units for impairment and determined that it was more likely than not that each of the Silicon Systems Group, Applied Global Services, and Display reporting units' fair values exceeded their respective carrying values and that it was not necessary to perform the two-step goodwill impairment test for these reporting units.
The evaluation of goodwill and intangible assets for impairment requires the exercise of significant judgment. In the event of future changes in business conditions, Applied will be required to reassess and update its forecasts and estimates used in future impairment analyses. If the results of these analyses are lower than current estimates, a material impairment charge may result at that time.
Details of goodwill and other indefinite-lived intangible assets were as follows:

	October 27, 2013			October 28, 2012
	Goodwill	Other Intangible Assets	Total	Goodwill	Other Intangible Assets	Total

	(In millions)
Silicon Systems Group	$2,151	$142	$2,293	$2,151	$142	$2,293
Applied Global Services	1,027	—	1,027	1,027	—	1,027
Display	116	—	116	116	—	116
Energy and Environmental Solutions	—	—	—	224	—	224
Carrying amount	$3,294	$142	$3,436	$3,518	$142	$3,660
During fiscal 2013, goodwill and other indefinite-lived intangible assets decreased by $224 million due to the impairment of goodwill recorded in the second quarter of fiscal 2013.
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
A summary of Applied's purchased technology and intangible assets is set forth below:

	October 27, 2013	October 28, 2012

	(In millions)
Purchased technology, net	$748	$945
Intangible assets - finite-lived, net	213	268
Intangible assets - indefinite-lived	142	142
Total	$1,103	$1,355

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
Intangible assets, such as purchased technology, are generally recorded in connection with a business acquisition. The value assigned to intangible assets is usually based on estimates and judgments regarding expectations for the success and life cycle of products and technology acquired. Applied evaluates the useful lives of its intangible assets each reporting period to determine whether events and circumstances require revising the remaining period of amortization. In addition, Applied reviews intangible assets for impairment when events or changes in circumstances indicate their carrying value may not be recoverable. Management considers such indicators as significant differences in actual product acceptance from the estimates, changes in the competitive and economic environment, technological advances, and changes in cost structure. In the fourth quarter of fiscal 2013, Applied performed an impairment analysis on the carrying value of its intangible assets and determined that there was no impairment.

Details of finite-lived intangible assets were as follows:

	October 27, 2013			October 28, 2012
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Silicon Systems Group	$1,301	$252	$1,553	$1,300	$252	$1,552
Applied Global Services	28	44	72	28	44	72
Display	110	33	143	110	33	143
Energy and Environmental Solutions	5	15	20	105	232	337
Gross carrying amount	$1,444	$344	$1,788	$1,543	$561	$2,104
Accumulated amortization:
Silicon Systems Group	$(562)	$(58)	$(620)	$(411)	$(36)	$(447)
Applied Global Services	(23)	(42)	(65)	(22)	(39)	(61)
Display	(110)	(29)	(139)	(106)	(27)	(133)
Energy and Environmental Solutions	(1)	(2)	(3)	(59)	(191)	(250)
Accumulated amortization	$(696)	$(131)	$(827)	$(598)	$(293)	$(891)
Carrying amount	$748	$213	$961	$945	$268	$1,213
During fiscal 2013, the impact of the impairment of certain intangible assets associated with the Energy and Environmental Solutions segment on the gross carrying amount and accumulated amortization of the finite-lived intangible assets was approximately $317 million and $262 million, respectively.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Details of amortization expense by segment for fiscal 2013, 2012 and 2011 were as follows:

	2013	2012	2011

	(In millions)
Silicon Systems Group	$172	$183	$13
Applied Global Services	5	9	7
Display	6	7	8
Energy and Environmental Solutions	16	25	24
Total	$199	$224	$52
For fiscal 2013, 2012 and 2011, amortization expense was charged to the following categories:

	2013	2012	2011

	(In millions)
Cost of products sold	$166	$185	$36
Research, development and engineering	1	1	—
Marketing and selling	26	30	16
General and administrative	6	8	—
Total	$199	$224	$52
As of October 27, 2013, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2014	181
2015	175
2016	169
2017	165
2018	163
Thereafter	108
Total	$961

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10	Borrowing Facilities and Long-Term Debt
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that was extended by one year in May 2013 and is scheduled to expire in May 2017. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at October 27, 2013. Remaining credit facilities in the amount of approximately $82 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both October 27, 2013 and October 28, 2012 and Applied has not utilized these credit facilities.
Long-term debt outstanding as of October 27, 2013 and October 28, 2012 was as follows:

	Principal Amount	Effective Interest Rate	Interest Pay Dates
	(In millions)
2.650% Senior Notes Due 2016	$400	2.666%	June 15, December 15
7.125% Senior Notes Due 2017	200	7.190%	April 15, October 15
4.300% Senior Notes Due 2021	750	4.326%	June 15, December 15
5.850% Senior Notes Due 2041	600	5.879%	June 15, December 15
	1,950
Total unamortized discount	(4)
Total long-term debt	$1,946

Applied has debt agreements that contain financial and other covenants. These covenants require Applied to maintain certain minimum financial ratios. At October 27, 2013, Applied was in compliance with all such covenants.

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
The following table summarizes major components of the restructuring and asset impairment charges during fiscal 2013, 2012 and 2011:

	2013	2012	2011

	(In millions)
2012 Global Restructuring Plan
Severance and other employee-related costs[1]	$39	$106	$—
2012 EES Restructuring Plan
Severance and other employee-related costs[2]	8	27	—
Contract cancellation and other costs	6	1	—
Asset impairments	12	20	—
2010 EES Restructuring Plan
Severance and other employee-related costs	—	—	(36)
Asset impairments	—	—	—
2010 Global Restructuring Plan
Severance and other employee-related costs	—	—	(19)
Others
Severance and other employee-related costs	2	14	(5)
Contract cancellation and other costs	(4)	—	—
Non-Restructuring Related
Asset impairments	—	—	30
	$63	$168	$(30)
_____________________________
1 Includes share-based compensation expense, with the offset recorded in additional paid-in capital.
2 Includes post-retirement benefit expense, with the offset recorded in accumulated other comprehensive loss.

Restructuring and asset impairment charges were recorded as follows:

	2013	2012	2011

	(In millions)
Silicon Systems Group	$1	$4	$—
Applied Global Services	2	15	24
Energy and Environmental Solutions	25	38	(33)
Corporate Unallocated	35	111	(21)
Total	$63	$168	$(30)

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In connection with the 2012 Global Restructuring Plan, Applied expects to incur aggregate pre-tax restructuring charges comprised of severance and other termination benefits of up to $160 million (including costs incurred to date of $145 million discussed below). Applied expects to substantially complete this plan by the end of the first quarter of fiscal 2014.
During fiscal 2013 and 2012, Applied recognized $39 million and $106 million, respectively, of employee-related costs in connection with the 2012 Global Restructuring Plan. These costs were not allocated to the segments. Applied has incurred aggregate pre-tax restructuring charges comprised of severance and other termination benefits of $145 million under this plan.
2012 EES Restructuring Plan
On May 10, 2012, Applied announced a plan (the 2012 EES Restructuring Plan) to restructure its Energy and Environmental Solutions segment in light of challenging industry conditions affecting the solar photovoltaic and light-emitting diode (LED) equipment markets. As part of this plan, Applied relocated certain manufacturing, business operations and customer support functions of its precision wafering systems business and ceased LED development activities. The 2012 EES Restructuring Plan also impacted certain LED support activities in the Applied Global Services segment. The 2012 EES Restructuring Plan impacted approximately 300 positions globally. As of October 27, 2013, principal activities related to this plan were complete. Total costs incurred in implementing this plan were $87 million, of which $13 million were inventory-related charges.
During fiscal 2013 and 2012, Applied recognized $26 million and $48 million, respectively, of restructuring and asset impairment charges in connection with the 2012 EES Restructuring Plan. These costs were reported in the Energy and Environmental Solutions and Applied Global Services segments. As of October 27, 2013, remaining severance accrual associated with restructuring reserves under this program was $5 million.
Integration of Varian and Prior Year Restructuring Plans
During fiscal 2013 and 2012, Applied also recognized $2 million and $14 million, respectively of severance and other employee-related costs in connection with the integration of Varian. These costs were reported in the Silicon Systems Group and Applied Global Services segments. As of October 27, 2013, remaining severance accrual associated with restructuring reserves under this program was $2 million.
In fiscal 2011, Applied had favorable adjustments of $60 million related to a restructuring programs announced prior to fiscal 2012, partially offset by asset impairment charges of $30 million primarily related to certain fixed and intangible assets.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in restructuring reserves for fiscal 2013, 2012, and 2011 were as follows:

	2012 Global Restructuring Plan	2012 EES Restructuring Plan		2010 EES Restructuring Plan	2010 Global Restructuring Plan	Others
	Severance and Other Employee-Related Costs	Severance and Other Employee-Related Costs	Contract Cancellation and Other Costs	Severance and Other Employee-Related Costs	Severance and Other Employee-Related Costs	Severance and Other Employee-Related Costs	Contract Cancellation and Other Costs	Total

	(In millions)
Balance, October 31, 2010	$—	$—	$—	$42	$51	$6	$5	$104
Consumption of reserves	—	—	—	(5)	(27)	(1)	—	(33)
Adjustment of restructuring reserves	—	—	—	(36)	(19)	(5)	—	(60)
Balance, October 30, 2011	$—	$—	$—	$1	$5	$—	$5	$11
Provision for restructuring reserves	106	27	1	—	—	14	—	148
Consumption of reserves	—	(11)	—	(1)	(5)	(9)	—	(26)
Balance, October 28, 2012	$106	$16	$1	$—	$—	$5	$5	$133
Provision for restructuring reserves	35	7	8	—	—	2	—	52
Consumption of reserves	(111)	(18)	(2)	—	—	(5)	—	(136)
Adjustment of restructuring reserves[1]	(4)	—	(2)	—	—	—	(4)	(10)
Balance, October 27, 2013	$26	5	5	—	—	$2	$1	$39
_______________________________
1 Adjustment of restructuring reserves for 2012 Global Restructuring plan represents reclassification of post-retirement benefit liability to other liabilities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12	Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss, on an after-tax basis, were as follows:

	October 27, 2013	October 28, 2012

	(In millions)
Unrealized gain on investments, net	$25	$16
Unrealized gain on derivative instruments qualifying as cash flow hedges	2	1
Pension liability	(72)	(90)
Cumulative translation adjustments	7	12
	$(38)	$(61)
The decrease in accumulated other comprehensive loss associated with pension liability amounted to $18 million, net of income tax effect of $7 million.
Stock Repurchase Program

On March 5, 2012, Applied's Board of Directors approved a new stock repurchase program authorizing up to $3.0 billion in repurchases over the next three years ending in March 2015. Under this authorization, Applied purchases shares of its common stock under a systematic stock repurchase program and may also make supplemental stock repurchases from time to time, depending on market conditions, stock price and other factors. At October 27, 2013, $1.6 billion remains available for future stock repurchases under this repurchase program.
The following table summarizes Applied’s stock repurchases:

	2013	2012	2011

	(In millions, except per share amounts)
Shares of common stock repurchased	18	126	36
Cost of stock repurchased	$245	$1,416	$468
Average price paid per share	$13.60	$11.22	$12.88
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends
During fiscal 2013, Applied’s Board of Directors declared three quarterly cash dividends of $0.10 per share each and one quarterly cash dividend of $0.09 per share. During fiscal 2012, Applied’s Board of Directors declared three quarterly cash dividends of $0.09 per share each and one quarterly cash dividend of $0.08 per share. During fiscal 2011, Applied’s Board of Directors declared three quarterly cash dividends of $0.08 per share each and one quarterly cash dividend of $0.07. Dividends declared during fiscal 2013, 2012 and 2011 amounted to $469 million, $438 million and $408 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Share-Based Compensation
Applied has a stockholder approved equity plan, the Employee Stock Incentive Plan, which permits grants to employees of share-based awards, including stock options, restricted stock, restricted stock units, performance shares and performance units. In addition, the plan provides for the automatic grant of restricted stock units to non-employee directors and permits the grant of share-based awards to non-employee directors and consultants. Share-based awards made beginning in March 2012 under the plan may be subject to accelerated vesting under certain circumstances in the event of a change in control of Applied. Applied also has two Employee Stock Purchase Plans, one generally for United States employees and a second for employees of international subsidiaries (collectively, ESPP), which enable eligible employees to purchase Applied common stock.
During fiscal 2013, 2012, and 2011, Applied recognized share-based compensation expense related to stock options, ESPP shares, restricted stock, restricted stock units, performance shares and performance units. Total share-based compensation and related tax benefits were as follows:

	2013	2012	2011

	(In millions)
Share-based compensation	$162	$182	$146
Tax benefit recognized	$45	$52	$42
The effect of share-based compensation on the results of operations for fiscal 2013, 2012, and 2011 was as follows:

	2013	2012	2011

	(In millions)
Cost of products sold	$50	$54	$48
Research, development, and engineering	53	54	46
Marketing and selling	20	22	16
General and administrative	34	52	36
Restructuring charge	5	—	—
Total	$162	$182	$146
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
At October 27, 2013, Applied had $250 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.4 years. At October 27, 2013, there were 183 million shares available for grants of share-based awards under the Employee Stock Incentive Plan, and an additional 40 million shares available for issuance under the ESPP.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options
Applied grants options to purchase, at future dates, shares of its common stock to employees and consultants. The exercise price of each stock option equals the fair market value of Applied common stock on the date of grant. Options typically vest over three to four years, subject to the grantee’s continued service with Applied through the scheduled vesting date, and expire no later than seven years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Applied’s employee stock options have characteristics significantly different from those of publicly traded options. The weighted average assumptions used in the model for the stock options granted and assumed are outlined below:

	2013	2012
Stock Options:
Dividend yield	2.7%	2.6%
Expected volatility	29.5%	38.7%
Risk-free interest rate	1.44%	0.52%
Expected life (in years)	4.5	3.3

Information with respect to stock options is as follows:

	2013	2012	2011
	(In millions)
Aggregate intrinsic value of outstanding stock options	$49	$43	$58
Total intrinsic value of stock options exercised	$63	$21	$23
Total fair value of stock options vested	$4	$41	$17
Cash received from stock option exercises	$88	$33	$41
Actual tax benefit realized from options exercised	$19	$7	$11

Stock option activity for fiscal 2013, 2012 and 2011 was as follows:

	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

	(In millions, except per share amounts)
Outstanding, beginning of year	21	$10.53	30	$13.05	51	$15.04
Granted and assumed in Varian acquisition	1	$15.06	5	$4.85	—	$—
Exercised	(11)	$8.16	(4)	$7.30	(5)	$9.21
Canceled and forfeited	(5)	$17.62	(10)	$16.76	(16)	$20.28
Outstanding, end of year	6	$9.12	21	$10.53	30	$13.05
Exercisable, end of year	5	$7.90	20	$10.71	24	$14.23

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information with respect to options outstanding and exercisable at October 27, 2013:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In millions)		(In years)	(In millions)	(In millions)		(In millions)
$3.09 — $9.99	5	$7.23	1.47	$46	4	$7.26	$44
$10.00 — $19.99	1	$15.00	5.55	3	1	$14.77	1
	6	$9.12	2.38	$49	5	$7.90	$45
Options exercisable and expected to become exercisable	6	$8.95	2.25	$49

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
Restricted stock, performance shares and performance units granted to certain executive officers are also subject to the achievement of specified performance goals (performance-based awards). These performance-based awards become eligible to vest only if performance goals are achieved and then actually will vest only if the grantee remains employed by Applied through each applicable vesting date. These performance-based awards require the achievement of targeted levels of relative adjusted annual operating profit margin. For the fiscal 2013 and fiscal 2012 performance-based awards, additional shares become eligible for time-based vesting if Applied achieves certain levels of total shareholder return (TSR) relative to a peer group comprised of companies in the Standard & Poor's 500 Information Technology Index measured at the end of a two-year period.
In September 2013, the Committee approved the amendment of certain outstanding performance-based awards, so that applicable performance goals will be deemed satisfied at target levels effective as of either three days prior to the closing of the announced business combination between Applied and TEL, or the date the proposed business combination is terminated. The vesting of the awards will remain subject to time-based vesting. In addition, the Committee also approved the amendment of certain outstanding awards held by executive officers to provide that if the award is outstanding and subject solely to time-based vesting as of three trading days prior to the closing of the business combination agreement with TEL, vesting of the portion of the award that is otherwise scheduled to vest during calendar year 2014 will accelerate.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the performance-based awards approved by the Committee is presented below:

	Number of Performance-Based Awards Granted		Percent of Performance-Based Awards Earned as of October 27, 2013*
Fiscal Year Granted	Performance Shares/Performance Units	Shares of Restricted Stock
	(in millions)
2013	3	—	0%
2012	3	1	14%
2011	2	0.1	100%
2010	2	0.1	82%
___________________
* subject to additional time-based vesting requirements
A summary of the changes in restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans during fiscal 2013, 2012 and 2011 are presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

	(In millions, except per share amounts)
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 31, 2010	18	$13.33	2.8 years	$227
Granted	17	$12.62
Vested	(5)	$14.64
Canceled	(2)	$13.11
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 30, 2011	28	$12.64	2.8 years	$345
Granted	19	$10.61
Vested	(9)	$12.87
Canceled	(2)	$12.26
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 28, 2012	36	$11.53	2.6 years	$376
Granted	19	$10.55
Vested	(11)	$11.44
Canceled	(6)	$11.28
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 27, 2013	38	$11.11	2.4 years	$662
Non-vested restricted stock units, restricted stock, performance shares and performance units expected to vest	34	$10.93	2.4 years	$594
At October 27, 2013, 2 million additional performance-based awards could be earned upon certain levels of achievement of Applied's TSR relative to a peer group at a future date.
The actual tax benefit realized for the tax deductions from vested restricted stock units totaled $42 million in fiscal 2013, $27 million in fiscal 2012 and $22 million in fiscal 2011.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Based on the Black-Scholes option pricing model, the weighted average estimated fair value of purchase rights under the ESPP was $3.08 per share for the year ended October 27, 2013, $2.73 per share for the year ended October 28, 2012 and $3.03 per share for the year ended October 30, 2011. The number of shares issued under the ESPP during fiscal 2013, 2012 and 2011 was 7 million, 7 million and 6 million, respectively. At October 27, 2013, there were 40 million available for future issuance under the ESPP. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model for fiscal 2013, 2012 and 2011 are outlined in the following table:

	2013	2012	2011
ESPP:
Dividend yield	2.80%	3.01%	2.53%
Expected volatility	24.8%	29.6%	31.1%
Risk-free interest rate	0.09%	0.13%	0.09%
Expected life (in years)	0.5	0.5	0.5

Note 13	Employee Benefit Plans
Employee Bonus Plans
Applied has various employee bonus plans. A discretionary bonus plan provides for the distribution of a percentage of pre-tax income to Applied employees who are not participants in other performance-based incentive plans, up to a maximum percentage of eligible compensation. Other plans provide for bonuses to Applied’s executives and other key contributors based on the achievement of profitability and/or other specified performance criteria. Charges under these plans were $269 million for fiscal 2013, $271 million for fiscal 2012, and $319 million charges for fiscal 2011.
Employee Savings and Retirement Plan
Applied’s Employee Savings and Retirement Plan (the 401(k) Plan) is qualified under Sections 401(a) and (k) of the Internal Revenue Code (the Code). Effective as of the close of the stock market on December 31, 2012, the Varian-sponsored 401(k) plan was merged with and into the 401(k) Plan, with the 401(k) Plan being the surviving plan. Eligible employees may make salary deferral and catch-up contributions under the 401(k) Plan on a pre-tax basis and/or (effective as of the first payroll period beginning on or after December 22, 2012) on a Roth basis, subject to an annual dollar limit established by the Code.
Applied matches 100% of participant salary and/or Roth deferral contributions up to the first 3% of eligible contribution and then 50% of every dollar between 4% and 6% of eligible contribution. Applied does not make matching contributions on any catch-up contributions made by participants. Plan participants who were employed by Applied or any of its affiliates on or after January 1, 2010 became 100% vested in their Applied matching contribution account balances. Applied’s matching contributions under the 401(k) Plan were approximately $29 million, net of $1 million in forfeitures for fiscal 2013, $37 million for fiscal 2012 and $27 million for fiscal 2011.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Benefit Pension Plans of Foreign Subsidiaries and Other Post-Retirement Benefits
Several of Applied’s foreign subsidiaries have defined benefit pension plans covering substantially all of their eligible employees. Benefits under these plans are typically based on years of service and final average compensation levels. The plans are managed in accordance with applicable local statutes and practices. Applied deposits funds for certain of these plans with insurance companies, pension trustees, government-managed accounts, and/or accrues the expense for the unfunded portion of the benefit obligation on its Consolidated Financial Statements. Applied’s practice is to fund the various pension plans in amounts sufficient to meet the minimum requirements as established by applicable local governmental oversight and taxing authorities. Depending on the design of the plan, local custom and market circumstances, the liabilities of a plan may exceed qualified plan assets. The differences between the aggregate projected benefit obligations and aggregate plan assets of these plans have been recorded as liabilities by Applied and are included in other liabilities and accrued expenses in the Consolidated Balance Sheets.
Applied also has a U.S. post-retirement plan that provides certain medical and vision benefits to eligible retirees who are at least age 55 and whose years of service plus their age equals at least 65 at their date of retirement. An eligible retiree also may elect coverage for an eligible spouse or domestic partner who is not eligible for Medicare. Coverage under the plan generally ends for both the retiree and spouse or domestic partner upon becoming eligible for Medicare. In addition, Applied also has a post-retirement benefit plan as a result of the acquisition of Varian. Applied’s liability under these post-retirement plans, which was included in other liabilities in the Consolidated Balance Sheets, was $34 million at October 27, 2013 and $33 million at October 28, 2012.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in benefit obligations and plan assets, which includes post-retirement benefits, for fiscal 2013 and 2012 is presented below.

	2013	2012

	(In millions, except percentages)
Change in projected benefit obligation
Beginning projected benefit obligation	$434	$303
Service cost	20	16
Interest cost	15	14
Plan participants’ contributions	1	1
Actuarial (gain) loss	(16)	96
Curtailments, settlements and special termination benefits	(8)	(3)
Foreign currency exchange rate changes	10	(4)
Benefits paid	(10)	(7)
Plan amendments and business combinations	(1)	18
Ending projected benefit obligation	$445	$434
Ending accumulated benefit obligation	$409	$395
Range of assumptions to determine benefit obligations
Discount rate	1.1% - 4.5%	1.3% - 4.7%
Rate of compensation increase	2.0% - 4.7%	2.0% - 8.0%
Change in plan assets
Beginning fair value of plan assets	$214	$183
Return on plan assets	18	14
Employer contributions	24	31
Plan participants’ contributions	1	1
Foreign currency exchange rate changes	8	(4)
Divestitures, settlements and business combinations	(7)	(4)
Benefits paid	(10)	(7)
Ending fair value of plan assets	$248	$214
Funded status	$(197)	$(220)
Amounts recognized in the consolidated balance sheets
Noncurrent asset	$9	$5
Current liability	(4)	(4)
Noncurrent liability	(202)	(221)
Total	$(197)	$(220)
Estimated amortization from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year
Actuarial loss	$4	$6
Prior service cost (credit)	—	(1)
Total	$4	$5
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$91	$117
Prior service cost (credit)	2	(3)
Total	$93	$114
Plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$438	$428
Fair value of plan assets	$233	$202
Plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$269	$389
Fair value of plan assets	$99	$202

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2013	2012
Plan assets — allocation
Equity securities	37%	37%
Debt securities	36%	33%
Insurance contracts	19%	23%
Commingled funds	5%	5%
Cash	3%	2%
The following table presents a summary of the ending fair value of the plan assets:

	October 27, 2013				October 28, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(In millions)
Equity securities	$92	$—	$—	$92	$79	$—	$—	$79
Debt securities	90	—	—	90	70	—	—	70
Insurance contracts	—	—	47	47	—	—	49	49
Commingled funds	—	12	—	12	—	12	—	12
Cash	7	—	—	7	4	—	—	4
Total	$189	$12	$47	$248	$153	$12	$49	$214
The following table presents the activity in Level 3 instruments during fiscal 2013 and 2012:

	2013	2012

	(In millions)
Balance, beginning of year	$49	$48
Actual return on plan assets:
Relating to assets still held at reporting date	(1)	1
Purchases, sales, settlements, net	(4)	3
Currency impact	3	(3)
Balance, end of year	$47	$49
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the components of net periodic benefit costs and the weighted average assumptions used for net periodic benefit cost and benefit obligation calculations for fiscal 2013, 2012 and 2011 is presented below.

	2013	2012	2011

	(In millions, except percentages)
Components of net periodic benefit cost
Service cost	$20	$16	$15
Interest cost	15	14	14
Expected return on plan assets	(12)	(11)	(11)
Amortization of actuarial loss and prior service credit	6	—	2
Settlement and curtailment loss (gain)	—	6	(2)
Net periodic benefit cost	$29	$25	$18
Weighted average assumptions
Discount rate	3.46%	4.53%	4.33%
Expected long-term return on assets	5.38%	5.91%	6.39%
Rate of compensation increase	3.07%	3.09%	3.42%
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
Future expected benefit payments for the pension plans and the post-retirement plan over the next ten fiscal years are as follows:

Benefit Payments
(In millions)
2014	$14
2015	14
2016	15
2017	15
2018	17
2019-2023	98
$173
Company contributions to these plans for fiscal 2014 are expected to be approximately $18 million.
Executive Deferred Compensation Plans
Applied sponsors two unfunded deferred compensation plans, the Executive Deferred Compensation Plan (Predecessor EDCP) and the 2005 Executive Deferred Compensation Plan (2005 EDCP), under which certain employees may elect to defer a portion of their following year’s eligible earnings. The Predecessor EDCP was frozen as of December 31, 2004 such that no new deferrals could be made under the plan after that date and the plan would qualify for “grandfather” relief under Section 409A of the Code. The Predecessor EDCP participant accounts continue to be maintained under the plan and credited with deemed interest. The 2005 EDCP was implemented by Applied effective as of January 1, 2005 and is intended to comply with the requirements of Section 409A of the Code. In addition, Applied also sponsors a non-qualified deferred compensation plan as a result of the acquisition of Varian. Amounts payable, including accrued deemed interest, totaled $49 million at October 27, 2013 and $57 million at October 28, 2012, which were included in other liabilities in the Consolidated Balance Sheets. Under the Predecessor EDCP and 2005 EDCP, in the event of change of control (as defined under these plans), the distribution of all deferred balances would be required.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14	Income Taxes
The components of income before income taxes for fiscal 2013, 2012 and 2011 were as follows:

	2013	2012	2011

	(In millions)
U.S.	$194	$381	$1,257
Foreign	156	(65)	1,121
	$350	$316	$2,378
The components of the provision for income taxes for fiscal 2013, 2012 and 2011 were as follows:

	2013	2012	2011

	(In millions)
Current:
U.S.	$3	$74	$290
Foreign	72	75	206
State	2	8	5
	77	157	501
Deferred:
U.S.	34	52	(95)
Foreign	(19)	(4)	(23)
State	2	2	69
	17	50	(49)
	$94	$207	$452
A reconciliation between the statutory U.S. federal income tax rate of 35 percent  and Applied’s actual effective income tax rate for fiscal 2013, 2012 and 2011 is presented below:

	2013	2012	2011
Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
Resolutions from prior years’ income tax filings	(4.7)	(6.0)	(6.9)
Effect of foreign operations taxed at various rates	(19.4)	(8.5)	(8.1)
State income taxes, net of federal benefit	0.8	2.0	1.6
Research and other tax credits	(5.4)	(1.0)	(1.2)
Production benefit	(1.0)	(8.0)	(0.8)
Goodwill impairment	22.5	47.0	—
Share-based compensation	2.2	4.0	0.4
Other	(3.1)	1.0	(1.0)
	26.9%	65.5%	19.0%

The effective tax rate for fiscal 2013 was significantly lower than the rate for fiscal 2012 due primarily to the geographic composition of Applied's pre-tax income, lower nondeductible goodwill impairment charges, and reinstatement of the U.S. federal research and development tax credit retroactive to its expiration in December 2012. These reductions were partially offset by a lower benefit in fiscal 2013 from the U.S. federal domestic production deduction, which was limited by U.S. federal taxable income. The effective income tax rate for fiscal 2012 was significantly higher than the rate for fiscal 2011 due primarily to the nondeductible goodwill impairment charges in fiscal 2012 and the fiscal 2011 benefit from the December 2010 reinstatement of the U.S. R&D tax credit retroactive to its expiration in December 2009.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows:

	October 27, 2013	October 28, 2012

	(In millions)
Deferred tax assets:
Inventory reserves and basis difference	$134	$124
Installation and warranty reserves	14	27
Accrued liabilities	201	211
Restructuring reserves	5	23
Deferred revenue	27	36
Tax credits and net operating losses	182	111
Deferred compensation	33	41
Share-based compensation	60	51
Gross deferred tax assets	656	624
Valuation allowance	(116)	(46)
Total deferred tax assets	540	578
Deferred tax liabilities:
Fixed assets	(54)	(71)
Intangible assets	(94)	(178)
Undistributed foreign earnings	(75)	(92)
Other	(14)	(18)
Total gross deferred tax liabilities	(237)	(359)
Net deferred tax assets	$303	$219
The following table presents the breakdown between current and non-current net deferred tax assets and liabilities:

	October 27, 2013	October 28, 2012

	(In millions)
Current deferred tax asset	$323	$369
Non-current deferred tax asset	53	51
Current deferred tax liability	(2)	(1)
Non-current deferred tax liability	(71)	(200)
	$303	$219
Current deferred tax liabilities are included in accounts payable and accrued expenses on the Consolidated Balance Sheets and non-current deferred tax liabilities are included in other liabilities on the Consolidated Balance Sheets.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A valuation allowance is recorded to reflect the estimated amount of deferred tax assets that may not be realized. A valuation allowance was established against state research and development credit carryforwards and non-U.S. net operating loss carryforwards where it is believed that it is not more likely than not that the carryforwards will be realized.
Applied has been granted tax holidays for certain of its subsidiaries in Singapore, China and Israel. The tax benefit arising from these tax holidays was $15 million for 2013 ($0.08 per diluted share). The tax holidays expire at various times through 2026, excluding potential renewals, and are subject to certain conditions with which the Company expects to comply.
For fiscal 2013, U.S. income taxes have not been provided for approximately $2.2 billion of cumulative undistributed earnings of several non-U.S. subsidiaries. Applied intends to reinvest these earnings indefinitely in operations outside of the U.S. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, Applied would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.
At October 27, 2013, Applied has state research and development tax credit carryforwards of $109 million, including $89 million of credits that are carried over until exhausted and $19 million which are carried over for 15 years and begin to expire in fiscal 2021. Applied has a $51 million federal foreign tax credit carryforward which may be carried over 10 years and expires in fiscal 2022. Applied has a $19 million federal research and development tax credit carryover which may be carried over for 20 years and begins to expire in fiscal 2032. Applied has a net operating loss carryover in state jurisdictions of $65 million which begin to expire in fiscal 2018. Management believes it is more likely than not that all loss and tax credit carryovers at October 27, 2013, net of valuation allowance, will be utilized in future periods.
Applied’s income taxes payable have been reduced by the tax benefits associated with employee stock option transactions. These benefits, credited directly to stockholders’ equity with a corresponding reduction to taxes payable, amounted to $11 million for fiscal 2013, $2 million for fiscal 2012, and $4 million for fiscal 2011.
Applied maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	2013	2012

	(In millions)
Beginning balance of gross unrecognized tax benefits	$174	$59
Uncertainties arising from the acquisition of Varian	—	70
Settlements with tax authorities	(15)	(15)
Lapses of statutes of limitation	(15)	—
Increases in tax positions for current years	48	42
Increases in tax positions for prior years	2	51
Decreases in tax positions for prior years	—	(33)
Ending balance of gross unrecognized tax benefits	$194	$174

Increases or decreases to interest and penalties on uncertain tax positions were included in the provision for income taxes in the Consolidated Statement of Operations. Interest and penalties related to uncertain tax positions were $7 million as of October 27, 2013 and $7 million as of October 28, 2012 and were classified as a non-current liability in the Consolidated Balance Sheets.

In fiscal 2013, Applied received a refund of $31 million, including interest, as a result of settling an Internal Revenue Service (IRS) audit of fiscal 2008 and fiscal 2009. This resulted in the recognition of a tax benefit of $12 million in the Consolidated Statement of Operations. In fiscal 2013, Applied paid $14 million to the IRS as part of an ongoing audit of the Varian subsidiary for fiscal 2010 through fiscal 2012. No tax expense or benefit was recognized. In fiscal 2011, Applied received a refund of $276 million, including interest, as a result of settling an IRS audit for fiscal years 2006 and 2007. This resulted in the recognition of a tax benefit of $176 million in the Consolidated Statement of Operations for fiscal 2011, which was net of previously recognized tax benefits.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A number of Applied’s tax returns remain subject to examination by taxing authorities. These include U.S. federal returns for fiscal 2010 and later years, California returns for fiscal 2009 and later years, tax returns for certain other states for fiscal 2009 and later years, and tax returns in certain jurisdictions outside of the United States for fiscal 2007 and later years.
The timing of the resolution of income tax examinations, as well as the amounts and timing of various tax payments that may be part of the settlement process, is highly uncertain. This could cause large fluctuations in the balance sheet classification of current assets and non-current assets and liabilities. Applied continues to have ongoing negotiations with various taxing authorities throughout the year.  During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitation could reduce our unrecognized tax benefits by up to $115 million.

Note 15	Warranty, Guarantees and Contingencies
Leases
Applied leases some of its facilities and equipment under non-cancelable operating leases and has options to renew most leases, with rentals to be negotiated. Total rent expense was $36 million for fiscal 2013, $38 million for fiscal 2012, and $44 million for fiscal 2011.
As of October 27, 2013, future minimum lease payments are expected to be as follows:

Lease Payments
(In millions)
2014	$28
2015	19
2016	13
2017	10
2018	7
Thereafter	10
$87
Warranty
Changes in the warranty reserves during fiscal 2013 and 2012 were as follows:

	2013	2012

	(In millions)
Beginning balance	$119	$168
Provisions for warranty	103	107
Consumption of reserves	(120)	(156)
Ending balance	$102	$119

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of October 27, 2013, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $41 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of October 27, 2013, Applied Materials Inc. has provided parent guarantees to banks for approximately $102 million to cover these arrangements.
Legal Matters
Korea Criminal Proceedings
In 2010, the Seoul Eastern District Court began hearings on indictments brought by the Seoul Prosecutor's Office for the Eastern District of Korea (the Prosecutor's Office) alleging that employees of several companies improperly received and used confidential information belonging to Samsung Electronics Co., Ltd. (Samsung), a major Applied customer based in Korea. The individuals charged included the former head of Applied Materials Korea (AMK), who at the time of the indictment was a vice president of Applied Materials, Inc., and certain other AMK employees. Neither Applied nor any of its subsidiaries was named as a party to the proceedings. Hearings on these matters concluded in November 2012 and the Court issued its decision on February 7, 2013. As part of the ruling, nine AMK employees (including the former head of AMK) were acquitted of all charges, while one AMK employee was found guilty on some of the charges and received a suspended jail sentence. The Prosecutor's Office and various individuals filed notices of appeal, and hearings are underway in the appeals. The current round of hearings in the appeals is scheduled to conclude at the end of December 2013, with final briefing and a ruling expected early in 2014.
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

Although the outcome of the above-described matters, claims and proceedings cannot be predicted with certainty, Applied does not believe that any will have a material effect on its consolidated financial condition or results of operations.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16	Industry Segment Operations
Applied’s four reportable segments are: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. As defined under the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of October 27, 2013 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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

The Energy and Environmental Solutions segment includes products for fabricating solar photovoltaic cells and modules, high throughput roll-to-roll deposition equipment for flexible electronics and other applications.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information for each reportable segment as of October 27, 2013, October 28, 2012 and October 30, 2011 and for the fiscal years then ended, is as follows:

	Net Sales	Operating Income (Loss)	Depreciation/ Amortization	Capital Expenditures	Segment Assets

	(In millions)
2013:
Silicon Systems Group	$4,775	$876	$260	$118	$5,525
Applied Global Services	2,023	436	13	7	1,958
Display	538	74	8	6	293
Energy and Environmental Solutions	173	(433)	22	1	183
Total Segment	$7,509	$953	$303	$132	$7,959
2012:
Silicon Systems Group	$5,536	$1,243	$256	$71	$5,106
Applied Global Services	2,285	502	17	8	2,035
Display	473	25	8	1	278
Energy and Environmental Solutions	425	(668)	38	6	513
Total Segment	$8,719	$1,102	$319	$86	$7,932
2011:
Silicon Systems Group	$5,415	$1,764	$52	$59	$2,036
Applied Global Services	2,413	482	13	7	1,337
Display	699	147	7	31	459
Energy and Environmental Solutions	1,990	453	34	16	1,438
Total Segment	$10,517	$2,846	$106	$113	$5,270

Operating results for fiscal 2013, 2012 and 2011 included restructuring charges and asset impairments as discussed in detail in Note 11, Restructuring Charges and Asset Impairments.

Reconciliations of segment operating results to Applied consolidated totals for fiscal 2013, 2012 and 2011 are as follows:

	2013	2012	2011

	(In millions)
Total segment operating income	$953	$1,102	$2,846
Corporate and unallocated costs	(490)	(580)	(496)
Restructuring charges and asset impairments	(35)	(111)	21
Gain on sale of facility	4	—	27
Income from operations	$432	$411	$2,398
Corporate and unallocated costs for fiscal 2013 and fiscal 2012 included deal costs and other acquisition-related costs of $17 million and $45 million, respectively.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of depreciation and amortization expense to Applied consolidated totals for fiscal 2013, 2012 and 2011 are as follows:

	2013	2012	2011

	(In millions)
Total segment depreciation and amortization	$303	$319	$106
Depreciation on shared facilities and information technology assets	107	103	140
Consolidated depreciation and amortization	$410	$422	$246
Reconciliations of capital expenditures to Applied consolidated totals for fiscal 2013, 2012 and 2011 are as follows:

	2013	2012	2011

	(In millions)
Total segment capital expenditures	$132	$86	$113
Shared facilities and information technology assets	65	76	96
Consolidated capital expenditures	$197	$162	$209
Reconciliations of segment assets to Applied consolidated totals as of October 27, 2013, and October 28, 2012 are as follows:

	October 27, 2013	October 28, 2012

	(In millions)
Total segment assets	$7,959	$7,932
Cash and investments	2,896	2,992
Allowance for bad debts	(74)	(87)
Deferred income taxes	376	420
Other current assets	203	98
Common property, plant and equipment	541	588
Other assets	142	159
Consolidated total assets	$12,043	$12,102

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For geographical reporting, revenue by geographic location is determined by the location of customers’ facilities to which products were shipped. Long-lived assets consist primarily of property, plant and equipment and equity-method investments, and are attributed to the geographic location in which they are located. Net sales and long-lived assets by geographic region were as follows:

	Net Sales	Long-lived Assets

	(In millions)
2013:
United States	$1,473	$620
Taiwan	2,640	37
China	787	65
Korea	924	8
Japan	685	4
Europe	680	99
Southeast Asia	320	81
Total outside United States	6,036	294
Consolidated total	$7,509	$914
2012:
United States	$1,749	$666
Taiwan	2,411	36
China	783	74
Korea	1,897	9
Japan	704	6
Europe	863	110
Southeast Asia	312	87
Total outside United States	6,970	322
Consolidated total	$8,719	$988
2011:
United States	$1,963	$623
Taiwan	2,093	33
China	2,574	81
Korea	1,263	8
Japan	912	7
Europe	1,120	128
Southeast Asia	592	71
Total outside United States	8,554	328
Consolidated total	$10,517	$951

The following companies accounted for at least 10 percent of Applied’s net sales in fiscal 2013, 2012, and/or 2011, which were for products in multiple reportable segments.

	2013	2012	2011
Taiwan Semiconductor Manufacturing Company Limited	27%	16%	10%
Samsung Electronics Co., Ltd.	13%	20%	12%
Intel Corporation	*	*	10%
 _____________________________

*	Less than 10%.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17	Unaudited Quarterly Consolidated Financial Data

	Fiscal Quarter
	First	Second	Third	Fourth	Fiscal Year

	(In millions, except per share amounts)
2013:
Net sales	$1,573	$1,973	$1,975	$1,988	$7,509
Gross margin	$582	$808	$806	$795	$2,991
Net income (loss)	$34	$(129)	$168	$183	$256
Earnings (loss) per diluted share	$0.03	$(0.11)	$0.14	$0.15	$0.21
2012:
Net sales	$2,189	$2,541	$2,343	$1,646	$8,719
Gross margin	$786	$1,011	$930	$586	$3,313
Net income (loss)	$117	$289	$218	$(515)	$109
Earnings (loss) per diluted share	$0.09	$0.22	$0.17	$(0.42)	$0.09

INDEX TO EXHIBITS
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
2.1**	Business Combination Agreement, dated as of September 24, 2013, between Applied Materials, Inc. and Tokyo Electron Limited	8-K	000-06920	2.1	9/24/2013
3.1	Certificate of Incorporation of Applied Materials, Inc., as amended and restated through March 10, 2009	10-Q	000-06920	3.1	6/3/2009
3.2	Certificate of Designation, Preferences and Rights of the Terms of the Series A Junior Participating Preferred Stock dated as of July 9, 1999	10-Q	000-06920	3(i)(a)	9/14/1999
3.3	Bylaws of Applied Materials, Inc., amended and restated to December 6, 2011	8-K	000-06920	3.1	12/7/2011
4.1	Form of Indenture (including form of debt security) between Applied Materials, Inc. and Harris Trust Company of California, as Trustee	8-K	000-06920	4.1	8/17/1994
4.2	Indenture, dated June 8, 2011, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.1	6/10/2011
4.3	First Supplemental Indenture, dated June 8, 2011, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.2	6/10/2011
10.1*	Applied Materials, Inc. Executive Deferred Compensation Plan, as amended and restated on April 1, 1995	10-Q	000-06920	10.24	6/7/1995
10.2*	Amendment No. 1 to the Applied Materials, Inc. Executive Deferred Compensation Plan	10-Q	000-06920	10.1	9/9/1998
10.3*	Amendment No. 2 to the Applied Materials, Inc. Executive Deferred Compensation Plan	10-Q	000-06920	10.2	9/9/1998
10.4	Form of Indemnification Agreement between Applied Materials, Inc. and Non-Employee Directors	10-K	000-06920	10.44	1/31/2000
10.5	Form of Indemnification Agreement between Applied Materials, Inc. and certain of its officers	10-K	000-06920	10.46	1/31/2000
10.6*	Applied Materials, Inc. 2000 Global Equity Incentive Plan, amended and restated to April 16, 2002	10-K	000-06920	10.31	1/23/2003
10.7	Applied Materials, Inc. Profit Sharing Scheme (Ireland)	S-8	333-45011	4.1	1/27/1998
10.8*	Applied Materials, Inc. amended and restated Relocation Policy	8-K	000-06920	10.46	10/31/2005
10.9*	Amendment No. 3 to the Applied Materials, Inc. Executive Deferred Compensation Plan	10-K	000-06920	10.46	12/14/2005
10.10*	Amendment No. 4 to the Applied Materials, Inc. Executive Deferred Compensation Plan	10-K	000-06920	10.47	12/14/2005
10.11*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.53	8/31/2006
10.12*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. 2000 Global Equity Incentive Plan, as amended	10-Q	000-06920	10.54	8/31/2006
10.13*	Applied Materials, Inc. Employee Financial Assistance Plan, amended and restated as of December 18, 2008	10-Q	000-06920	10.58	3/3/2009

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.14*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.45	5/30/2007
10.15*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. 2000 Global Equity Incentive Plan, as amended	10-Q	000-06920	10.46	5/30/2007
10.16*	Applied Materials, Inc. amended and restated 2005 Executive Deferred Compensation Plan	8-K	000-06920	10.49	7/13/2007
10.17*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-K	000-06920	10.50	12/14/2007
10.18*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. 2000 Global Equity Incentive Plan, as amended	10-K	000-06920	10.52	12/14/2007
10.19*	Form of Restricted Stock Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.57	8/29/2008
10.20	Deed of Amendment to Applied Materials Profit Sharing Scheme, dated February 7, 2006, to amend Clause 20 of the Trust Deed thereunder	10-K	000-06920	10.48	12/12/2008
10.21	Deed of Amendment to Applied Materials Profit Sharing Scheme, dated February 7, 2006, to amend the definition of Eligible Employee in the First Schedule to the Trust Deed thereunder.	10-K	000-06920	10.49	12/12/2008
10.22*	Amendment No. 5 to the Applied Materials, Inc. Executive Deferred Compensation Plan	10-K	000-06920	10.50	12/12/2008
10.23*	Amendment No. 6 to the Applied Materials, Inc. Executive Deferred Compensation Plan	10-Q	000-06920	10.59	3/3/2009
10.24*	Amendment No. 1 to the Applied Materials, Inc. 2005 Executive Deferred Compensation Plan	10-K	000-06920	10.51	12/12/2008
10.25*	Amendment No. 2 to the Applied Materials, Inc. 2005 Executive Deferred Compensation Plan	10-Q	000-06920	10.60	3/3/2009
10.26*	Form of Performance Shares Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-K	000-06920	10.56	12/12/2008
10.27*	Form of Performance Shares Agreement for Nonemployee Directors for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.61	3/3/2009
10.28*	Form of Non-Qualified Stock Option Agreement for Employees for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.63	3/3/2009
10.29*	Form of Non-Qualified Stock Option Agreement for use under the Applied Materials, Inc. 2000 Global Equity Incentive Plan, as amended	10-Q	000-06920	10.64	3/3/2009
10.30*	Amendment No. 7 to the Applied Materials, Inc. Executive Deferred Compensation Plan	10-Q	000-06920	10.67	6/9/2010
10.31*	Amendment No. 3 to the Applied Materials, Inc. 2005 Executive Deferred Compensation Plan	10-Q	000-06920	10.68	6/9/2010
10.32*	Form of Performance Share Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.71	6/9/2010

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.33*	Form of Restricted Stock Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.72	6/9/2010
10.34*	Applied Materials, Inc. Applied Incentive Plan, amended and restated effective August 13, 2010	10-K	000-06920	10.59	12/10/2010
10.35*	Amendment No. 8 to the Applied Materials, Inc. Executive Deferred Compensation Plan	10-Q	000-06920	10.60	2/28/2011
10.36*	Amendment No. 4 to the Applied Materials, Inc. 2005 Executive Deferred Compensation Plan	10-Q	000-06920	10.61	2/28/2011
10.37	Credit Agreement, dated as of May 25, 2011, among Applied Materials, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and other lenders named therein	10-Q/A	000-06920	10.64	11/18/2011
10.38*	Form of Performance Unit Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.1	2/27/2012
10.39*	Applied Materials, Inc. Employee Stock Incentive Plan, amended and restated effective March 6, 2012	8-K	000-06920	10.1	3/9/2012
10.40*	Applied Materials, Inc. Senior Executive Bonus Plan, amended and restated effective March 6, 2012	8-K	000-06920	10.2	3/9/2012
10.41*	Form of Restricted Stock Unit Agreement for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.3	5/24/2012
10.42*	Form of Restricted Stock Unit Agreement for Nonemployee Directors for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.4	5/24/2012
10.43*	Form of Performance Shares Agreement for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.5	5/24/2012
10.44	Amendment No. 1 and Extension Agreement, dated as of May 25, 2012, to Credit Agreement, dated as of May 25, 2011, among Applied Materials, Inc., JPMorgan Chase Bank, N.A. as administrative agent, and other lenders named therein	8-K	000-06920	10.1	5/30/2012
10.45*	Form of Restricted Stock Agreement for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.3	8/23/2012
10.46*	Applied Materials, Inc. Employees' Stock Purchase Plan, amended and restated effective October 28, 2012	10-K	000-06920	10.54	12/5/2012
10.47*	Applied Materials, Inc. Stock Purchase Plan for Offshore Employees, amended and restated effective October 28, 2012	10-K	000-06920	10.55	12/5/2012
10.48	Extension Agreement, dated as of May 25, 2013, to Credit Agreement, dated as of May 25, 2011, as amended, among Applied Materials, Inc., JPMorgan Chase Bank, N.A. as administrative agent and the lenders parties thereto	8-K	000-06920	10.1	5/28/2013
10.49*	Offer Letter, dated August 14, 2013, between Applied Materials, Inc. and Gary E. Dickerson	10-Q	000-06920	10.2	8/22/2013
10.50*	Offer Letter, dated August 15, 2013, between Applied Materials, Inc. and Michael R. Splinter	10-Q	000-06920	10.3	8/22/2013
10.51*	Form of Non-Qualified Stock Option Agreement for Employees for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.4	8/22/2013
10.52*	Offer Letter, dated May 3, 2011, between Applied Materials, Inc. and Robert J. Halliday†
10.53*	Form of Retention Bonus and Equity Award Amendment Agreement entered into between Applied Materials, Inc. and certain officers identified in the attached schedule†

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
21	Subsidiaries of Applied Materials, Inc. †
23	Consent of Independent Registered Public Accounting Firm, KPMG LLP†
24	Power of Attorney†
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.

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

APPLIED MATERIALS, INC.

By:	/S/ GARY E. DICKERSON
Gary E. Dickerson
President, Chief Executive Officer
Dated: December 4, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/S/ GARY E. DICKERSON	President, Chief Executive Officer (Principal Executive Officer)	December 4, 2013
Gary E. Dickerson
/S/ ROBERT J. HALLIDAY	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	December 4, 2013
Robert J. Halliday
/S/ CHARLES W. READ	Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	December 4, 2013
Charles W. Read
Directors:
*
Michael R. Splinter	Executive Chairman of the Board	December 4, 2013
*
Aart J. de Geus	Director	December 4, 2013
*
Gary E. Dickerson	Director	December 4, 2013
*
Stephen R. Forrest	Director	December 4, 2013
*
Thomas J. Iannotti	Director	December 4, 2013
*
Susan M. James	Director	December 4, 2013
*
Alexander A. Karsner	Director	December 4, 2013
*
Gerhard H. Parker	Director	December 4, 2013
*
Dennis D. Powell	Director	December 4, 2013
*
Willem P. Roelandts	Director	December 4, 2013
*
James E. Rogers	Director	December 4, 2013
*
Robert H. Swan	Director	December 4, 2013
Representing a majority of the members of the Board of Directors.

* By	/s/ GARY E. DICKERSON
Gary E. Dickerson
Attorney-in-Fact**

**	By authority of the power of attorney filed herewith.