Form 10-Q
period 2014-01-26
APPLIED MATERIALS INC /DE
filed 2014-02-20
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 26, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of January 31, 2014: 1,211,068,250

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JANUARY 26, 2014

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	January 26, 2014	January 27, 2013
	(Unaudited)
	(In millions, except per share amounts)
Net sales	$2,190	$1,573
Cost of products sold	1,299	991
Gross margin	891	582
Operating expenses:
Research, development and engineering	356	304
Marketing and selling	109	105
General and administrative	89	125
Restructuring charges and asset impairments	7	9
Total operating expenses	561	543
Income from operations	330	39
Impairment of strategic investments	3	—
Interest expense	25	24
Interest and other income, net	13	3
Income before income taxes	315	18
Provision (benefit) for income taxes	62	(16)
Net income	$253	$34
Earnings per share:
Basic and diluted	$0.21	$0.03
Weighted average number of shares:
Basic	1,206	1,198
Diluted	1,225	1,212
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	January 26, 2014	January 27, 2013
	(Unaudited)
	(In millions)
Net income	$253	$34
Other comprehensive income (loss), net of tax:
Change in unrealized net gain on investments	(3)	—
Change in unrealized net gain on derivative investments	(1)	5
Change in defined benefit plan liability	—	(3)
Change in cumulative translation adjustments	(2)	(3)
Other comprehensive income (loss), net of tax	(6)	(1)
Comprehensive income	$247	$33
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	January 26, 2014	October 27, 2013

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,144	$1,711
Short-term investments	145	180
Accounts receivable, net	1,510	1,633
Inventories	1,533	1,413
Other current assets	682	705
Total current assets	6,014	5,642
Long-term investments	833	1,005
Property, plant and equipment, net	846	850
Goodwill	3,294	3,294
Purchased technology and other intangible assets, net	1,057	1,103
Deferred income taxes and other assets	155	149
Total assets	$12,199	$12,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,576	$1,649
Customer deposits and deferred revenue	901	794
Total current liabilities	2,477	2,443
Long-term debt	1,946	1,946
Other liabilities	535	566
Total liabilities	4,958	4,955
Stockholders’ equity:
Common stock	12	12
Additional paid-in capital	6,178	6,151
Retained earnings	12,619	12,487
Treasury stock	(11,524)	(11,524)
Accumulated other comprehensive loss	(44)	(38)
Total stockholders’ equity	7,241	7,088
Total liabilities and stockholders’ equity	$12,199	$12,043
Amounts as of January 26, 2014 are unaudited. Amounts as of October 27, 2013 are derived from the October 27, 2013 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount

	(Unaudited)
	(In millions)
Balance at October 27, 2013	1,204	$12	$6,151	$12,487	717	$(11,524)	$(38)	$7,088
Net income	—	—	—	253	—	—	—	253
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6)	(6)
Dividends	—	—	—	(121)	—	—	—	(121)
Share-based compensation	—	—	46	—	—	—	—	46
Issuance under stock plans, net of a tax benefit of $18 and other	7	—	(19)	—	—	—	—	(19)
Balance at January 26, 2014	1,211	$12	$6,178	$12,619	717	$(11,524)	$(44)	$7,241
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	January 26, 2014	January 27, 2013

	(Unaudited)
	(In millions)
Cash flows from operating activities:
Net income	$253	$34
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	94	106
Restructuring charges and asset impairments	7	9
Unrealized gain on derivative associated with announced business combination	(24)	—
Share-based compensation	46	42
Other	(16)	(78)
Changes in operating assets and liabilities:
Accounts receivable	123	112
Inventories	(119)	(6)
Other assets	37	80
Accounts payable and accrued expenses	(86)	(248)
Customer deposits and deferred revenue	107	(77)
Other liabilities	(50)	42
Cash provided by operating activities	372	16
Cash flows from investing activities:
Capital expenditures	(48)	(49)
Proceeds from sales and maturities of investments	364	445
Purchases of investments	(163)	(143)
Cash provided by investing activities	153	253
Cash flows from financing activities:
Proceeds from common stock issuances and others	28	18
Common stock repurchases	—	(48)
Payments of dividends to stockholders	(120)	(108)
Cash used in financing activities	(92)	(138)
Increase in cash and cash equivalents	433	131
Cash and cash equivalents — beginning of year	1,711	1,392
Cash and cash equivalents — end of year	$2,144	$1,523
Supplemental cash flow information:
Cash payments for income taxes	$26	$32
Cash refunds from income taxes	$9	$65
Cash payments for interest	$39	$39

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 27, 2013 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 27, 2013 (2013 Form 10-K). Applied’s results of operations for the three months ended January 26, 2014 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2014 and 2013 each contain 52 weeks, and the first three months of fiscal 2014 and 2013 each contained 13 weeks.
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
Basic earnings per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, restricted stock units, and employee stock purchase plans shares) outstanding during the period. Applied's net income has not been adjusted for any period presented for purposes of computing basic or diluted earnings per share due to the Company's non-complex capital structure.

	Three Months Ended
	January 26, 2014	January 27, 2013

	(In millions, except per share amounts)
Numerator:
Net income	$253	$34
Denominator:
Weighted average common shares outstanding	1,206	1,198
Effect of dilutive stock options, restricted stock units and employee stock purchase plan shares	19	14
Denominator for diluted earnings per share	1,225	1,212
Basic and diluted earnings per share	$0.21	$0.03
Potentially dilutive securities	1	8

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3	Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

January 26, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$872	$—	$—	$872
Cash equivalents:
Money market funds	1,267	—	—	1,267
Municipal securities	5	—	—	5
Total Cash equivalents	1,272	—	—	1,272
Total Cash and Cash equivalents	$2,144	$—	$—	$2,144
Short-term and long-term investments:
U.S. Treasury and agency securities	$74	$—	$—	$74
Non-U.S. government securities*	14	—	—	14
Municipal securities	380	2	—	382
Commercial paper, corporate bonds and medium-term notes	148	1	—	149
Asset-backed and mortgage-backed securities	234	1	2	233
Total fixed income securities	850	4	2	852
Publicly traded equity securities	22	28	—	50
Equity investments in privately-held companies	76	—	—	76
Total short-term and long-term investments	$948	$32	$2	$978
Total Cash, Cash equivalents and Investments	$3,092	$32	$2	$3,122
 _________________________
* Includes agency debt securities guaranteed by non-U.S. governments, which consist of Germany and Canada.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

October 27, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$611	$—	$—	$611
Cash equivalents:
Money market funds	1,095	—	—	1,095
Municipal securities	5	—	—	5
Total Cash equivalents	1,100	—	—	1,100
Total Cash and Cash equivalents	$1,711	$—	$—	$1,711
Short-term and long-term investments:
U.S. Treasury and agency securities	$170	$—	$—	$170
Non-U.S. government securities	11	—	—	11
Municipal securities	379	2	—	381
Commercial paper, corporate bonds and medium-term notes	218	2	1	219
Asset-backed and mortgage-backed securities	268	2	2	268
Total fixed income securities	1,046	6	3	1,049
Publicly traded equity securities	27	33	—	60
Equity investments in privately-held companies	76	—	—	76
Total short-term and long-term investments	$1,149	$39	$3	$1,185
Total Cash, Cash equivalents and Investments	$2,860	$39	$3	$2,896

 Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments at January 26, 2014:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$127	$128
Due after one through five years	489	491
No single maturity date**	332	359
	$948	$978
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
During the three months ended January 26, 2014, gross realized gains on investments were $12 million and gross realized losses on investments were not material. During the three months ended January 27, 2013, gross realized gains and losses on investments were not material.
At January 26, 2014 and October 27, 2013, gross unrealized losses related to Applied's investment portfolio were not material. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss is considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied determined that the gross unrealized losses on its marketable securities at January 26, 2014 and January 27, 2013 were temporary in nature and therefore it did not recognize any impairment of its marketable securities during the three months ended January 26, 2014 or January 27, 2013. Applied recognized $3 million of impairment charges on its equity investments in privately-held companies during the three months ended January 26, 2014, and did not record any impairment charges on its equity investments in privately-held companies during the three months ended January 27, 2013.
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
Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of January 26, 2014, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below as of January 26, 2014 and October 27, 2013:

	January 26, 2014			October 27, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Money market funds	$1,267	$—	$1,267	$1,095	$—	$1,095
U.S. Treasury and agency securities	33	41	74	66	104	170
Non-U.S. government securities	—	14	14	—	11	11
Municipal securities	—	387	387	—	386	386
Commercial paper, corporate bonds and medium-term notes	—	149	149	—	219	219
Asset-backed and mortgage-backed securities	—	233	233	—	268	268
Publicly traded equity securities	50	—	50	60	—	60
Foreign exchange derivative assets	—	43	43	—	20	20
Total	$1,350	$867	$2,217	$1,221	$1,008	$2,229
There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended January 26, 2014 or January 27, 2013. Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of January 26, 2014 or October 27, 2013.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. At January 26, 2014 and October 27, 2013, equity investments in privately-held companies totaled $76 million, of which $66 million of investments were accounted for under the cost method of accounting and $10 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. Applied recognized $3 million of impairment charges on its equity investments in privately-held companies during the three months ended January 26, 2014, and did not record any impairment charges on its equity investments in privately-held companies during the three months ended January 27, 2013.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate fair value due to their short maturities. At January 26, 2014 and October 27, 2013, the carrying amount of long-term debt was $1.9 billion and the estimated fair value was $2.1 billion. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

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

Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income or loss (AOCI) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to derivative instruments included in AOCI at January 26, 2014 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three months ended January 26, 2014 and January 27, 2013.
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
During the fourth quarter of fiscal 2013, the Company purchased foreign exchange option contracts to limit its foreign exchange risk associated with the announced business combination with Tokyo Electron Limited (TEL). The derivatives used to hedge our currency exposure did not qualify for hedge accounting treatment. These derivatives are marked to market at the end of each reporting period with gains and losses recorded as general and administrative expenses. At January 26, 2014, the fair value of these foreign exchange option contracts was approximately $41 million. The Company recorded an unrealized gain of $24 million during the first quarter of fiscal 2014 related to such contracts. The cash flow impact of this derivative has been classified as operating cash flows in the Consolidated Condensed Statements of Cash Flows. To further mitigate credit exposure in connection with these foreign exchange option contracts, the Company entered into security arrangements with certain counterparties, which require the counterparties to post collateral amounting to the approximate fair value of the derivative contracts. The cash collateral is included in cash and cash equivalents in the Consolidated Condensed Statements of Financial Position, with the corresponding liability included in accounts payable and accrued expenses.
Other than the foreign exchange option contracts discussed in the preceding paragraph, the fair values of other derivative instruments at January 26, 2014 and October 27, 2013 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects of derivative instruments on the Consolidated Condensed Statements of Operations for the three months ended January 26, 2014 and January 27, 2013 were as follows:

		Three Months Ended January 26, 2014			Three Months Ended January 27, 2013
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income
		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$5	$3	$—	$10	$2	$(1)
Foreign exchange contracts	General and administrative	—	3	(1)	—	—	—
Total		$5	$6	$(1)	$10	$2	$(1)

		Amount of Gain or (Loss) Recognized in Income
		Three Months Ended
	Location of Gain or (Loss) Recognized in Income	January 26, 2014	January 27, 2013
		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	General and administrative	$39	$13
Total		$39	$13

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of January 26, 2014.
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
Applied factored accounts receivable of $45 million during the three months ended January 26, 2014 and none during the three months ended January 27, 2013. Applied did not discount promissory notes or utilize programs to discount letters of credit issued by customers during the three months ended January 26, 2014 and January 27, 2013. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for doubtful accounts of $74 million at both January 26, 2014 and October 27, 2013. Applied sells principally to manufacturers within the semiconductor, display and solar industries. While Applied believes that its allowance for doubtful accounts is adequate and represents Applied’s best estimate as of January 26, 2014, Applied continues to closely monitor customer liquidity and other economic conditions, which may result in changes to Applied’s estimates regarding collectability.

Note 7	Balance Sheet Detail

	January 26, 2014	October 27, 2013

	(In millions)
Inventories
Customer service spares	$280	$274
Raw materials	335	325
Work-in-process	292	283
Finished goods	626	531
	$1,533	$1,413

Included in finished goods inventory are $194 million at January 26, 2014, and $136 million at October 27, 2013, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $190 million and $177 million of evaluation inventory at January 26, 2014 and October 27, 2013, respectively.

	January 26, 2014	October 27, 2013

	(In millions)
Other Current Assets
Deferred income taxes, net	$315	$323
Prepaid expenses	161	135
Prepaid income taxes and income taxes receivable	147	178
Other	59	69
	$682	$705

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	Useful Life	January 26, 2014	October 27, 2013

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$167	$167
Buildings and improvements	3-30	1,230	1,217
Demonstration and manufacturing equipment	3-5	815	792
Furniture, fixtures and other equipment	3-15	592	589
Construction in progress		43	52
Gross property, plant and equipment		2,847	2,817
Accumulated depreciation		(2,001)	(1,967)
		$846	$850

	January 26, 2014	October 27, 2013

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$645	$582
Compensation and employee benefits	326	417
Warranty	106	102
Dividends payable	121	121
Income taxes payable	49	73
Other accrued taxes	31	41
Interest payable	14	30
Restructuring reserve	28	39
Other	256	244
	$1,576	$1,649

	January 26, 2014	October 27, 2013

	(In millions)
Customer Deposits and Deferred Revenue
Customer deposits	$147	$175
Deferred revenue	754	619
	$901	$794

Applied typically receives deposits on future deliverables from customers in the Display and Energy and Environmental Solutions segments. In certain instances, customer deposits may be received from customers in the Applied Global Services segment.

	January 26, 2014	October 27, 2013

	(In millions)
Other Liabilities
Deferred income taxes	$65	$71
Income taxes payable	200	174
Defined and postretirement benefit plans	192	193
Other	78	128
	$535	$566

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 8	Business Combination
On September 24, 2013, Applied and Tokyo Electron Limited (TEL) entered into the Business Combination Agreement, which was amended on February 14, 2014, to effect a strategic combination of their respective businesses into a new combined company. TEL, a Japanese corporation, is a global supplier of semiconductor and flat panel display production equipment, and a provider of technical support and services for semiconductor, flat panel display and photovoltaic panel production equipment. Under the terms of the Business Combination Agreement, TEL shareholders will receive 3.25 shares of the new combined company for every TEL share held. Applied shareholders will receive one share of the new combined company for every Applied share held. Based on the number of shares of Applied common stock and shares of TEL common stock expected to be issued and outstanding immediately prior to the closing of the transaction, it is anticipated that, immediately following the transaction, former Applied stockholders and former TEL shareholders will own approximately 68% and 32%, respectively, of the new combined company.
The new combined company will have a new name, dual headquarters in Tokyo and Santa Clara, and dual listing of its shares on the Tokyo Stock Exchange and NASDAQ, and will be incorporated in the Netherlands. The closing of the transaction is subject to customary conditions, including approval by Applied’s and TEL’s shareholders and regulatory approvals. It is expected that the combined company will commence a $3.0 billion stock repurchase program targeted to be executed within 12 months following the closing of the transaction.
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
Details of goodwill and other indefinite-lived intangible assets as of January 26, 2014 and October 27, 2013 were as follows :

	Goodwill	Other Intangible Assets	Total

	(In millions)
Silicon Systems Group	$2,151	$142	$2,293
Applied Global Services	1,027	—	1,027
Display	116	—	116
Carrying amount	$3,294	$142	$3,436
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

A summary of Applied's purchased technology and intangible assets is set forth below:

	January 26, 2014	October 27, 2013

	(In millions)
Purchased technology, net	$709	$748
Intangible assets - finite-lived, net	206	213
Intangible assets - indefinite-lived	142	142
Total	$1,057	$1,103

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

Details of finite-lived intangible assets were as follows as of January 26, 2014 and October 27, 2013:

	January 26, 2014			October 27, 2013
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Silicon Systems Group	$1,301	$252	$1,553	$1,301	$252	$1,553
Applied Global Services	28	44	72	28	44	72
Display	110	33	143	110	33	143
Energy and Environmental Solutions	5	15	20	5	15	20
Gross carrying amount	$1,444	$344	$1,788	$1,444	$344	$1,788
Accumulated amortization:
Silicon Systems Group	$(599)	$(63)	$(662)	$(562)	$(58)	$(620)
Applied Global Services	(24)	(42)	(66)	(23)	(42)	(65)
Display	(110)	(30)	(140)	(110)	(29)	(139)
Energy and Environmental Solutions	(2)	(3)	(5)	(1)	(2)	(3)
Accumulated amortization	$(735)	$(138)	$(873)	$(696)	$(131)	$(827)
Carrying amount	$709	$206	$915	$748	$213	$961

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Details of amortization expense by segment for the three months ended January 26, 2014 and January 27, 2013 were as follows:

	Three Months Ended
	January 26, 2014	January 27, 2013

	(In millions)
Silicon Systems Group	$42	$44
Applied Global Services	1	1
Display	1	2
Energy and Environmental Solutions	2	6
Total	$46	$53
For the three months ended January 26, 2014 and January 27, 2013, amortization expense was charged to the following categories:

	Three Months Ended
	January 26, 2014	January 27, 2013

	(In millions)
Cost of products sold	$40	$43
Marketing and selling	5	8
General and administrative	1	2
Total	$46	$53
As of January 26, 2014, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2014	135
2015	175
2016	169
2017	165
2018	163
Thereafter	108
Total	$915

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 10	Borrowing Facilities and Long-Term Debt
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in May 2017. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at January 26, 2014. Remaining credit facilities in the amount of approximately $77 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both January 26, 2014 and October 27, 2013 and Applied has not utilized these credit facilities.
Long-term debt outstanding as of January 26, 2014 and October 27, 2013 was as follows:

	Principal Amount	Effective Interest Rate	Interest Pay Dates
	(In millions)
2.650% Senior Notes Due 2016	$400	2.666%	June 15, December 15
7.125% Senior Notes Due 2017	200	7.190%	April 15, October 15
4.300% Senior Notes Due 2021	750	4.326%	June 15, December 15
5.850% Senior Notes Due 2041	600	5.879%	June 15, December 15
	1,950
Total unamortized discount	(4)
Total long-term debt	$1,946

Applied has debt agreements that contain financial and other covenants. These covenants require Applied to maintain certain minimum financial ratios. At January 26, 2014, Applied was in compliance with all such covenants.

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
The following table summarizes major components of the restructuring and asset impairment charges during the three months ended January 26, 2014 and January 27, 2013:

	Three Months Ended
	January 26, 2014	January 27, 2013

	(In millions)
2012 Global Restructuring Plan
Severance and other employee-related costs	$7	$4
2012 EES Restructuring Plan
Asset impairments	—	3
Others
Severance and other employee-related costs	—	2
	$7	$9

Restructuring and asset impairment charges were recorded as follows:

	Three Months Ended
	January 26, 2014	January 27, 2013

	(In millions)
Silicon Systems Group	$—	$1
Applied Global Services	—	1
Energy and Environmental Solutions	—	3
Corporate Unallocated	7	4
Total	$7	$9

2012 Global Restructuring Plan
On October 3, 2012, Applied announced a restructuring plan (the 2012 Global Restructuring Plan) to realign its global workforce and enhance its ability to invest for growth. Under this plan, Applied implemented a voluntary retirement program and other workforce reduction actions. The voluntary retirement program was available to certain U.S. employees who met minimum age and length of service requirements, as well as other business-specific criteria. Applied implemented other workforce reduction actions globally across multiple business segments and functions, the extent of which depended on the number of employees who participated in the voluntary retirement program and other considerations. A total of approximately 1,300 positions were affected under this plan.
During the three months ended January 26, 2014 and January 27, 2013, Applied recognized $7 million and $4 million, respectively, of employee-related costs in connection with the 2012 Global Restructuring Plan. These costs were not allocated to the segments. As of January 26, 2014, principal activities related to this plan were complete. Total costs incurred in implementing this plan were $152 million.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Restructuring Reserves
Changes in restructuring reserves during the three months ended January 26, 2014 were as follows:

	2012 Global Restructuring Plan	2012 EES Restructuring Plan		Others
	Severance and Other Employee-Related Costs	Severance and Other Employee-Related Costs	Contract Cancellation and Other Costs	Severance and Other Employee-Related Costs	Contract Cancellation and Other Costs	Total

	(In millions)
Balance, October 27, 2013	$26	$5	$5	$2	$1	$39
Provision for restructuring reserves	7	—	—	—	—	7
Consumption of reserves	(15)	(1)	—	(1)	—	(17)
Reclassification of restructuring reserves	—	(1)	—	—	—	(1)
Balance, January 26, 2014	$18	3	5	$1	$1	$28

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 12	Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of AOCI, net of tax, were as follows:

	Unrealized Gain on Investments, Net	Unrealized Gain on Derivative Instruments Qualifying as Cash Flow Hedges	Pension Liability	Cumulative Translation Adjustments	Total
	(in millions)
Balance at October 27, 2013	$25	$2	$(72)	$7	$(38)
Other comprehensive income before reclassifications	2	3	—	(2)	3
Amounts reclassified out of AOCI	(5)	(4)	—	—	(9)
Other comprehensive loss, net of tax	(3)	(1)	—	(2)	(6)
Balance at January 26, 2014	$22	$1	$(72)	$5	$(44)

The effects on net income of amounts reclassified from AOCI for the three months ended January 26, 2014 were as follows:

Comprehensive Income Components	Location	Gains (Losses) Reclassified from AOCI
		(in millions)
Unrealized Gain on Investments, Net	Interest and other income, net	$8
	Provision for income taxes	(3)
	Net of tax	$5

Unrealized Gain on Derivative Instruments Qualifying as Cash Flow Hedges	Costs of products sold	$3
	General and administrative	3
	Provision for income taxes	(2)
	Net of tax	$4

Total amount reclassified from AOCI, net of tax		$9

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Stock Repurchase Program

On March 5, 2012, Applied's Board of Directors approved a stock repurchase program authorizing up to $3.0 billion in repurchases over the next three years ending in March 2015. Under this authorization, Applied purchases shares of its common stock on the open market. Applied did not repurchase any shares of its common stock during the three months ended January 26, 2014. At January 26, 2014, $1.6 billion remained available for future stock repurchases under this repurchase program.
The following table summarizes Applied’s stock repurchases for the three months ended January 27, 2013:

Three Months Ended
January 27, 2013

(In millions, except per share amounts)
Shares of common stock repurchased	4
Cost of stock repurchased	$48
Average price paid per share	$11.15
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
Dividends
In December 2013, Applied's Board of Directors declared a quarterly cash dividend in the amount of $0.10 per share to be paid in March 2014. Dividends declared during the three months ended January 26, 2014 and January 27, 2013 were $121 million and $108 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.

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
During the three months ended January 26, 2014 and January 27, 2013, Applied recognized share-based compensation expense related to stock options, ESPP shares, restricted stock, restricted stock units, performance shares and performance units. Total share-based compensation and related tax benefits were as follows:

	Three Months Ended
	January 26, 2014	January 27, 2013

	(In millions)
Share-based compensation	$46	$42
Tax benefit recognized	$13	$12
The effect of share-based compensation on the results of operations for the three months ended January 26, 2014 and January 27, 2013 was as follows:

	Three Months Ended
	January 26, 2014	January 27, 2013

	(In millions)
Cost of products sold	$14	$12
Research, development, and engineering	17	12
Marketing and selling	6	5
General and administrative	9	8
Restructuring charge	—	5
Total	$46	$42
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
At January 26, 2014, Applied had $305 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.8 years. At January 26, 2014, there were 177 million shares available for grants of share-based awards under the Employee Stock Incentive Plan, and an additional 40 million shares available for issuance under the ESPP.

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

Stock option activity for the three months ended January 26, 2014 was as follows:

	Shares	Weighted Average Exercise Price

	(In millions, except per share amounts)
Outstanding at October 27, 2013	6	$9.12
Granted	—	$—
Exercised	(1)	$8.45
Canceled and forfeited	(1)	$18.93
Outstanding at January 26, 2014	4	$8.98
Exercisable at January 26, 2014	3	$7.18

Restricted Stock Units, Restricted Stock, Performance Shares and Performance Units
Restricted stock units are converted into shares of Applied common stock upon vesting on a one-for-one basis. Restricted stock has the same rights as other issued and outstanding shares of Applied common stock except these shares generally have no right to dividends and are held in escrow until the award vests. Performance shares and performance units are awards that result in a payment to a grantee, generally in shares of Applied common stock on a one-for-one basis if performance goals and/or other vesting criteria established by the Human Resources and Compensation Committee of Applied's Board of Directors (the Committee) are achieved or the awards otherwise vest. Restricted stock units, restricted stock, performance shares and performance units typically vest over four years and vesting is usually subject to the grantee’s continued service with Applied and, in some cases, achievement of specified performance goals. The compensation expense related to the service-based awards is determined using the fair market value of Applied common stock on the date of the grant, and the compensation expense is recognized over the vesting period.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Restricted stock, performance shares and performance units granted to certain executive officers are also subject to the achievement of specified performance goals (performance-based awards). These performance-based awards become eligible to vest only if performance goals are achieved and then actually will vest only if the grantee remains employed by Applied through each applicable vesting date. These performance-based awards require the achievement of targeted levels of adjusted annual operating profit margin. For the fiscal 2013 and fiscal 2012 performance-based awards, additional shares become eligible for time-based vesting if Applied achieves certain levels of total shareholder return (TSR) relative to a peer group, comprised of companies in the Standard & Poor's 500 Information Technology Index, measured at the end of a two-year period.
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

A summary of the performance-based awards approved by the Committee is presented below:

	Number of Performance-Based Awards Granted		Percent of Performance-Based Awards Earned as of January 26, 2014*
Fiscal Year Granted	Performance Shares/Performance Units	Shares of Restricted Stock
	(in millions)
2013	3	—	0%
2012	3	1	14%
2011	2	0.1	100%
___________________
* subject to additional time-based vesting requirements

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

A summary of the changes in restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans during the three months ended January 26, 2014 is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term

	(In millions, except per share amounts)
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 27, 2013	38	$11.11	2.4 years
Granted	8	$16.10
Vested	(9)	$10.79
Canceled	(1)	$11.28
Non-vested restricted stock units, restricted stock, performance shares and performance units at January 26, 2014	36	$12.07	2.8 years
At January 26, 2014, 2 million additional performance-based awards could be earned upon certain levels of achievement of Applied's TSR relative to a peer group at a future date.

Note 13    Employee Benefit Plans
Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries, and a plan that provides certain medical and vision benefits to eligible retirees. A summary of the components of net periodic benefit costs of these defined and postretirement benefit plans for the three months ended January 26, 2014 and January 27, 2013 is presented below:

	Three Months Ended
	January 26, 2014	January 27, 2013
	(In millions)
Service cost	$4	$5
Interest cost	4	4
Expected return on plan assets	(3)	(3)
Amortization of actuarial loss	1	2
Net periodic benefit cost	$6	$8

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 14    Income Taxes
Applied’s effective tax rates for the first quarter of fiscal 2014 and 2013 were 19.7 percent and (88.9) percent, respectively.
The effective tax rate for the first quarter of fiscal 2014 was higher than in the same period in the prior year primarily due to an $11 million benefit in the first quarter of fiscal 2013 related to the resolution of income tax filings for Varian, a $10 million benefit in the first quarter of fiscal 2013 related to reinstatement of the U.S. federal research and development (R&D) tax credit retroactive to January 1, 2012, expiration of the U.S. federal R&D tax credit during the first quarter of fiscal 2014 and changes in the geographical composition of income.
During the next twelve months, it is reasonably possible that existing liabilities for unrecognized tax benefits could be reduced by up to $127 million as a result of agreements with taxing authorities and the expiration of statutes of limitation. Applied expects that such reductions will not have a material impact on its annual effective tax rate.

Note 15	Warranty, Guarantees and Contingencies
Warranty
Changes in the warranty reserves during the three months ended January 26, 2014 and January 27, 2013 were as follows:

	Three Months Ended
	January 26, 2014	January 27, 2013

	(In millions)
Beginning balance	$102	$119
Provisions for warranty	27	24
Consumption of reserves	(23)	(34)
Ending balance	$106	$109

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
Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 26, 2014, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $43 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of January 26, 2014, Applied Materials, Inc. has provided parent guarantees to banks for approximately $102 million to cover these arrangements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Legal Matters
Korea Criminal Proceedings
In 2010, the Seoul Eastern District Court began hearings on indictments brought by the Seoul Prosecutor's Office for the Eastern District of Korea (the Prosecutor's Office) alleging that employees of several companies improperly received and used confidential information belonging to Samsung Electronics Co., Ltd. (Samsung), a major Applied customer based in Korea. The individuals charged included the former head of Applied Materials Korea (AMK), who at the time of the indictment was a vice president of Applied Materials, Inc., and certain other AMK employees. Neither Applied nor any of its subsidiaries was named as a party to the proceedings. Hearings on these matters concluded in November 2012 and the Court issued its decision on February 7, 2013. As part of the ruling, nine AMK employees (including the former head of AMK) were acquitted of all charges, while one AMK employee was found guilty on some of the charges and received a suspended jail sentence. The Prosecutor's Office and various individuals filed notices of appeal, and hearings are underway in the appeals. A ruling is expected later in 2014.

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
Applied’s four reportable segments are: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. As defined in the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of January 26, 2014 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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

The Energy and Environmental Solutions segment includes products for fabricating solar photovoltaic cells and modules, as well as high throughput roll-to-roll deposition equipment for flexible electronics and other applications.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales and operating income (loss) for each reportable segment for the three months ended January 26, 2014 and January 27, 2013 were as follows:

	Three Months Ended
	Net Sales	Operating Income (Loss)

	(In millions)
January 26, 2014:
Silicon Systems Group	$1,484	$314
Applied Global Services	507	125
Display	159	26
Energy and Environmental Solutions	40	(11)
Total Segment	$2,190	$454
January 27, 2013:
Silicon Systems Group	$969	$134
Applied Global Services	471	89
Display	87	3
Energy and Environmental Solutions	46	(54)
Total Segment	$1,573	$172

Operating results for the three months ended January 26, 2014 and January 27, 2013 included restructuring charges and asset impairments as discussed in detail in Note 11, Restructuring Charges and Asset Impairments.

Reconciliations of total segment operating results to Applied consolidated totals for the three months ended January 26, 2014 and January 27, 2013 were as follows:

	Three Months Ended
	January 26, 2014	January 27, 2013

	(In millions)
Total segment operating income	$454	$172
Corporate and unallocated costs	(117)	(129)
Restructuring charges and asset impairments	(7)	(4)
Income from operations	$330	$39

The following customers accounted for at least 10 percent of Applied’s net sales for the three months ended January 26, 2014, which were for products in multiple reportable segments.

Percentage of Net Sales
Taiwan Semiconductor Manufacturing Company Limited	27%
Samsung Electronics Co., Ltd.	24%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis is provided in addition to the accompanying consolidated condensed financial statements and notes to assist in understanding Applied's results of operations and financial condition. Financial information as of January 26, 2014 should be read in conjunction with the financial statements for the fiscal year ended October 27, 2013 contained in the Company's Form 10-K filed December 4, 2013.
All statements in this report and those made by the management of Applied, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include those regarding Applied’s future financial or operating results, cash flows and cash deployment strategies, declaration of dividends, share repurchases, business strategies and priorities, costs and cost controls, products, competitive positions, management’s plans and objectives for future operations, research and development, strategic acquisitions and joint ventures, the proposed business combination with Tokyo Electron Limited, growth opportunities, restructuring activities, customer demand and spending, backlog, working capital, liquidity, investment portfolio and policies, and legal proceedings and claims, as well as industry trends and outlooks. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential” and “continue,” the negative of these terms, or other comparable terminology. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Any expectations based on forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part II, Item 1A, “Risk Factors” below and elsewhere in this report. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Applied undertakes no obligation to revise or update any forward-looking statements.

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
Applied’s results are driven primarily by worldwide demand for semiconductors, which in turn depends on end-user demand for electronic products. Each of Applied’s businesses is subject to highly cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for chips, display technologies, solar PVs and other electronic devices, as well as other factors, such as global economic and market conditions, and the nature and timing of technological advances in fabrication processes. In light of this cyclicality, Applied's results can vary significantly year-over-year, as well as quarter-over-quarter.

The following table presents certain significant measurements for the periods indicated:

	Three Months Ended			Change
	January 26, 2014	October 27, 2013	January 27, 2013	Q1 2014 over Q4 2013	Q1 2014 over Q1 2013

	(In millions, except per share amounts and percentages)
New orders	$2,285	$2,092	$2,113	$193	$172
Net sales	$2,190	$1,988	$1,573	$202	$617
Gross margin	$891	$795	$582	$96	$309
Gross margin percent	40.7%	40.0%	37.0%	0.7 point	3.7 points
Operating income	$330	$211	$39	$119	$291
Operating margin percent	15.1%	10.6%	2.5%	4.5 points	12.6 points
Net income	$253	$183	$34	$70	$219
Earnings per diluted share	$0.21	$0.15	$0.03	$0.06	$0.18
Non-GAAP Adjusted Results
Non-GAAP adjusted gross margin	$930	$835	$626	$95	$304
Non-GAAP adjusted gross margin percent	42.5%	42.0%	39.8%	0.5 point	2.7 points
Non-GAAP adjusted operating income	$380	$323	$112	$57	$268
Non-GAAP adjusted operating margin percent	17.4%	16.2%	7.1%	1.2 points	10.3 points
Non-GAAP adjusted net income	$279	$228	$69	$51	$210
Non-GAAP adjusted earnings per diluted share	$0.23	$0.19	$0.06	$0.04	$0.17

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results." Fiscal 2014 and 2013 each contain 52 weeks, and the first three months of fiscal 2014 and 2013 each contained 13 weeks.
Mobility continues to be the largest influence on semiconductor industry spending. The first quarter of fiscal 2014 was characterized by strong demand for semiconductor equipment by foundry customers driven by demand for advanced mobile chips. Mobility also represents a significant driver of display industry spending, resulting in continued capacity expansion for mobile applications. Demand for TV manufacturing equipment continues to be driven by the market for larger LCD TVs, although this sector remains susceptible to highly cyclical conditions. Investment in solar equipment remained low during the first quarter of fiscal 2014, despite continued end-market growth, due to ongoing excess manufacturing capacity in the industry.
On September 24, 2013, Applied announced an agreement with Tokyo Electron Limited (TEL), a Japanese corporation and global supplier of semiconductor and flat panel display production equipment, and provider of technical support and services for semiconductor, flat panel display and PV panel production equipment, to effect a combination of their respective businesses into a new combined company. The combination is expected to bring together leading technologies and products and create an expanded set of capabilities in precision materials engineering and patterning. Under the agreement, which was amended February 14, 2014, the closing of the transaction is subject to customary conditions, including approval by Applied’s and TEL’s stockholders and regulatory approvals.

Results of Operations

New Orders
New orders by reportable segment for the periods indicated were as follows:

	Three Months Ended						Change
	January 26, 2014		October 27, 2013		January 27, 2013		Q1 2014 over Q4 2013	Q1 2014 over Q1 2013

	(In millions, except percentages)
Silicon Systems Group	$1,569	69%	$1,390	66%	$1,363	64%	13%	15%
Applied Global Services	597	26%	548	26%	544	26%	9%	10%
Display	79	3%	114	6%	138	7%	(31)%	(43)%
Energy and Environmental Solutions	40	2%	40	2%	68	3%	—%	(41)%
Total	$2,285	100%	$2,092	100%	$2,113	100%	9%	8%
New orders for the first quarter of fiscal 2014 increased compared to the prior quarter due to higher demand for semiconductor equipment and for services, partially offset by lower demand for display equipment due to the segment's uneven orders pattern. The Silicon Systems Group's proportion of total new orders relative to other segments increased compared to the prior quarter and continues to comprise the majority of the Company's total new orders.
New orders for the first quarter of fiscal 2014 increased compared to the same period in fiscal 2013, primarily as a result of increased demand for semiconductor equipment and spares, partially offset by lower demand for display and solar equipment.
New orders by geographic region, determined by the product shipment destination specified by the customer, were as follows:

	Three Months Ended						Change
	January 26, 2014		October 27, 2013		January 27, 2013		Q1 2014 over Q4 2013	Q1 2014 over Q1 2013

	(In millions, except percentages)
Taiwan	$984	43%	$721	34%	$906	43%	36%	9%
China	326	14%	486	23%	238	11%	(33)%	37%
Korea	240	11%	209	10%	198	9%	15%	21%
Japan	163	7%	117	6%	181	9%	39%	(10)%
Southeast Asia	50	2%	95	5%	65	3%	(47)%	(23)%
Asia Pacific	1,763	77%	1,628	78%	1,588	75%	8%	11%
United States	403	18%	261	12%	391	19%	54%	3%
Europe	119	5%	203	10%	134	6%	(41)%	(11)%
Total	$2,285	100%	$2,092	100%	$2,113	100%	9%	8%

The change in new order composition by region in the first quarter of fiscal 2014 compared to the prior quarter primarily reflected changes in relative demand for semiconductor equipment among foundry, memory and logic customers. The decrease in new orders from customers in China reflected lower demand for TV equipment compared to the prior quarter, due to timing of customer orders.
The increase in new orders from customers in China in the first quarter of fiscal 2014 from the first quarter of fiscal 2013 was primarily due to higher demand for semiconductor equipment, partially offset by lower orders for TV and solar manufacturing equipment. The increases in new orders for these same periods from Taiwan and Korea were primarily due to improved demand for semiconductor equipment from foundry customers.

Changes in backlog during the three months ended January 26, 2014 were as follows:

January 26, 2014
(In millions)
Beginning balance	$2,372
New orders	2,285
Net sales	(2,190)
Net adjustments	(32)
Ending balance	$2,435
Backlog consists of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; and (2) contractual service revenue and maintenance fees to be earned within the next 12 months. Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods due to the potential for customer changes in delivery schedules or cancellation of orders. Backlog adjustments included $33 million of currency adjustments. Approximately 83 percent of the backlog as of the end of the first quarter of fiscal 2014 is anticipated to be shipped within the next two quarters.
Backlog by reportable segment as of the end of the most recent three fiscal quarters was as follows:

	January 26, 2014		October 27, 2013		July 28, 2013		Q1 2014 over Q4 2013	Q1 2014 over Q3 2013

	(In millions, except percentages)
Silicon Systems Group	$1,370	56%	$1,295	55%	$1,171	51%	6%	17%
Applied Global Services	659	27%	591	25%	585	26%	12%	13%
Display	281	12%	361	15%	409	18%	(22)%	(31)%
Energy and Environmental Solutions	125	5%	125	5%	124	5%	—%	1%
Total	$2,435	100%	$2,372	100%	$2,289	100%	3%	6%
Total backlog increased slightly in the first quarter of fiscal 2014 compared to the prior quarter, and backlog composition changed, due to higher demand for semiconductor equipment and services and lower orders for TV equipment due to uneven customer order patterns. In the first quarter of fiscal 2014, approximately 47 percent of net sales in the Silicon Systems Group, Applied’s largest business segment, were for orders received and shipped within the quarter, slightly down from 49 percent in the prior quarter.

Net Sales
Net sales by reportable segment for the periods indicated were as follows:

	Three Months Ended						Change
	January 26, 2014		October 27, 2013		January 27, 2013		Q1 2014 over Q4 2013	Q1 2014 over Q1 2013

	(In millions, except percentages)
Silicon Systems Group	$1,484	68%	$1,243	63%	$969	62%	19%	53%
Applied Global Services	507	23%	538	27%	471	30%	(6)%	8%
Display	159	7%	163	8%	87	5%	(2)%	83%
Energy and Environmental Solutions	40	2%	44	2%	46	3%	(9)%	(13)%
Total	$2,190	100%	$1,988	100%	$1,573	100%	10%	39%

Net sales for the first quarter of fiscal 2014 increased compared to the prior quarter primarily reflecting increased investments in semiconductor equipment. The Silicon Systems Group’s relative share of total net sales increased compared to the prior quarter and remains the largest contributor of net sales. The Silicon Systems Group and Applied Global Services comprised at least 90 percent of Applied's total net sales for all periods presented.
For the first quarter of fiscal 2014 compared to the same period in the prior year, net sales increased due to higher customer investments in semiconductor and display equipment.
Net sales by geographic region, determined by the location of customers' facilities to which products were shipped, were as follows:

	Three Months Ended						Change
	January 26, 2014		October 27, 2013		January 27, 2013		Q1 2014 over Q4 2013	Q1 2014 over Q1 2013

	(In millions, except percentages)
Taiwan	$705	32%	$589	30%	$565	36%	20%	25%
China	589	27%	204	10%	127	8%	189%	364%
Korea	201	9%	231	12%	205	13%	(13)%	(2)%
Japan	164	8%	276	14%	98	6%	(41)%	67%
Southeast Asia	87	4%	89	4%	58	4%	(2)%	50%
Asia Pacific	1,746	80%	1,389	70%	1,053	67%	26%	66%
United States	280	13%	357	18%	401	25%	(22)%	(30)%
Europe	164	7%	242	12%	119	8%	(32)%	38%
Total	$2,190	100%	$1,988	100%	$1,573	100%	10%	39%

The increase in net sales from customers in China in the first quarter of fiscal 2014 compared to the prior quarter primarily reflected higher investments in semiconductor and display equipment, while the decrease in net sales from customers in Japan and Europe was mainly due to reduced investments in semiconductor equipment.
The changes in net sales from customers in China, Taiwan and United States in the first quarter of fiscal 2014 compared to the same period in the prior year were primarily due to changes in relative demand for semiconductor equipment among foundry, memory and logic customers.

Gross Margin
Gross margins for the periods indicated were as follows:

	Three Months Ended			Change
	January 26, 2014	October 27, 2013	January 27, 2013	Q1 2014 over Q4 2013	Q1 2014 over Q1 2013

	(In millions, except percentages)
Gross margin	$891	$795	$582	$96	$309
Gross margin percent	40.7%	40.0%	37.0%	0.7 point	3.7 points
Non-GAAP Adjusted Results
Non-GAAP adjusted gross margin	$930	$835	$626	$95	$304
Non-GAAP adjusted gross margin percent	42.5%	42.0%	39.8%	0.5 point	2.7 points
Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
Gross margin and non-GAAP adjusted gross margin, as well as gross margin percent and non-GAAP adjusted gross margin percent, increased in the first quarter of fiscal 2014 compared to the prior quarter and the comparable period in the prior year, primarily reflecting higher net sales, the absence of a regional customs duty assessment charge recorded in the fourth quarter of the fiscal 2013, and lower inventory charges and manufacturing costs. Gross margin and non-GAAP adjusted gross margin during the three months ended January 26, 2014, October 27, 2013 and January 27, 2013 included $14 million, $13 million and $12 million, respectively, of share-based compensation expense.
Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended			Change
	January 26, 2014	October 27, 2013	January 27, 2013	Q1 2014 over Q4 2013	Q1 2014 over Q1 2013

	(In millions)
Research, development and engineering	$356	$338	$304	$18	$52

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

As part of its growth strategy, Applied has taken certain actions, including workforce reductions and reprioritization of existing spending, to enable increased funding for investments in technical capabilities and critical RD&E programs that address profitable opportunities in current and new markets, with a focus on semiconductor technologies. RD&E expenses in the first quarter of fiscal 2014 were higher than in the prior quarter and in the first quarter of fiscal 2013, reflecting the impact of these ongoing product development initiatives. RD&E expenses in the first quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013 also reflected the absence of a favorable variable compensation adjustment recorded in the prior quarter. RD&E expenses during the three months ended January 26, 2014, October 27, 2013 and January 27, 2013 included $17 million, $14 million and $12 million, respectively, of share-based compensation expense.

Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended			Change
	January 26, 2014	October 27, 2013	January 27, 2013	Q1 2014 over Q4 2013	Q1 2014 over Q1 2013

	(In millions)
Marketing and selling	$109	$99	$105	$10	$4
Marketing and selling expenses for the first quarter of fiscal 2014 were higher than in the prior quarter and the same period in fiscal 2013 primarily due to the reversal of provisions for bad debts recorded in the prior quarters. Marketing and selling expenses during the three months ended January 26, 2014, October 27, 2013 and January 27, 2013 included $6 million, $5 million, $5 million, respectively, of share-based compensation.
General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended			Change
	January 26, 2014	October 27, 2013	January 27, 2013	Q1 2014 over Q4 2013	Q1 2014 over Q1 2013

	(In millions)
General and administrative	$89	$117	$125	$(28)	$(36)
G&A expenses for the first quarter of fiscal 2014 decreased from the prior quarter and the comparable period in fiscal 2013 primarily due to the favorable impact of an unrealized gain of $24 million related to foreign exchange option contracts associated with the announced business combination with TEL. G&A expenses during the three months ended January 26, 2014, October 27, 2013 and January 27, 2013 included $9 million, $9 million and $8 million, respectively, of share-based compensation.
Restructuring Charges and Asset Impairments
Restructuring charges and asset impairments for the periods indicated were as follows:

	Three Months Ended			Change
	January 26, 2014	October 27, 2013	January 27, 2013	Q1 2014 over Q4 2013	Q1 2014 over Q1 2013

	(In millions)
Restructuring charges and asset impairments	$7	$30	$9	$(23)	$(2)
On October 3, 2012, Applied announced a restructuring plan (the 2012 Global Restructuring Plan) to realign its global workforce and enhance its ability to invest for growth. Under this plan, Applied implemented a voluntary retirement program and other workforce reduction actions that affected approximately 1,300 positions. During the three months months ended January 26, 2014, October 27, 2013 and January 27, 2013, Applied recognized $7 million, $27 million and $4 million, respectively, of employee-related costs in connection with the 2012 Global Restructuring Plan. These costs were not allocated to the segments. As of January 26, 2014, principal activities related to this plan were complete. Total costs incurred in implementing this plan were $152 million.
For further details, see Note 11 of Notes to Consolidated Condensed Financial Statements.

Impairments of Strategic Investments
Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. Applied recognized $3 million of impairment charges on its equity investments in privately-held companies during the three months ended January 26, 2014, and did not record any impairment charges on its equity investments in privately-held companies during the three months ended January 27, 2013.
Interest Expense and Interest and Other Income, net
Interest expense and interest and other income, net for the periods indicated were as follows:

	Three Months Ended			Change
	January 26, 2014	October 27, 2013	January 27, 2013	Q1 2014 over Q4 2013	Q1 2014 over Q1 2013

	(In millions)
Interest expense	$25	$24	$24	$1	$1
Interest and other income, net	$13	$8	$3	$5	$10
Interest expense remained essentially flat in the first quarter of fiscal 2014 compared to the prior quarter and to the comparable period in fiscal 2013. Interest expenses incurred were primarily associated with the senior unsecured notes issued in June 2011.

Interest and other income, net increased in the first quarter of fiscal 2014 compared to the prior quarter and to the comparable period in fiscal 2013 primarily due to realized gains on sales of securities.

Income Taxes
Income tax expense for the periods indicated was as follows:

	Three Months Ended			Change
	January 26, 2014	October 27, 2013	January 27, 2013	Q1 2014 over Q4 2013	Q1 2014 over Q1 2013

	(In millions, except percentages)
Provision for income taxes	$62	$11	$(16)	$51	$78
Effective tax rate	19.7%	5.7%	(88.9)%	14.0 points	108.6 points
Applied’s tax rate is affected by the relative amount of income earned in different jurisdictions, including jurisdictions with income tax incentives, and the tax rates in those jurisdictions. It is also affected by discrete events that are not consistent from period to period such as changes in income tax legislation and income tax examinations. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly. The timing of the resolution of income tax examinations, and the amounts and timing of various tax payments that may be part of the settlement process, are highly uncertain.
The effective tax rates for the first quarter of fiscal 2014 and fourth quarter of fiscal 2013 were 19.7 percent and 5.7 percent, respectively. The effective tax rate for the first quarter of fiscal 2014 was higher than in the prior quarter primarily due to a $12 million tax benefit in the fourth quarter of fiscal 2013 related to the resolution of income tax filings, expiration of the U.S. federal R&D tax credit during the first quarter of fiscal 2014, and changes in the geographical composition of income.
The effective tax rates for the first quarter of fiscal 2014 and first quarter of fiscal 2013 were 19.7 percent and (88.9) percent, respectively. The effective tax rate for the first quarter of fiscal 2014 was higher than that in the same period in the prior year primarily due to an $11 million benefit related to the resolution of income tax filings for Varian during the first quarter of fiscal 2013, reinstatement of the U.S. federal R&D tax credit retroactive to January 1, 2012 during the first quarter of fiscal 2013, expiration of the U.S. federal R&D tax credit during the first quarter of fiscal 2014, and changes in the geographical composition of income.

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
The competitive environment for the Silicon Systems Group in the first quarter of fiscal 2014 reflected continued investment by the semiconductor industry, with foundries remaining the primary driver of the segment’s net sales as customers ramp new factories to meet demand for advanced mobile chips. As manufacturers of DRAM and NAND balance supply with demand in their markets, net sales to memory customers improved from the same period last year.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	January 26, 2014	October 27, 2013	January 27, 2013	Q1 2014 over Q4 2013		Q1 2014 over Q1 2013

	(In millions, except percentages and ratios)
New orders	$1,569	$1,390	$1,363	$179	13%	$206	15%
Net sales	1,484	1,243	969	241	19%	515	53%
Book to bill ratio	1.1	1.1	1.4
Operating income	314	213	134	101	47%	180	134%
Operating margin	21.2%	17.1%	13.8%		4.1 points		7.4 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$357	$258	$180	99	38%	177	98%
Non-GAAP adjusted operating margin percent	24.1%	20.8%	18.6%		3.3 points		5.5 points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."

New orders for the Silicon Systems Group by end use application for the periods indicated were as follows:

	Three Months Ended
	January 26, 2014	October 27, 2013	January 27, 2013
Foundry	60%	47%	73%
Memory	32%	36%	15%
Logic and other	8%	17%	12%
	100%	100%	100%

New orders for the first quarter of fiscal 2014 increased from the fourth quarter of fiscal 2013 primarily due to higher demand from foundry customers, partially offset by decreased demand from logic customers. Net sales for the first quarter of fiscal 2014 increased sequentially primarily due to higher spending from memory customers. Approximately 47 percent of net sales in the first quarter of fiscal 2014 were for orders received and shipped within the quarter. Operating income and non-GAAP adjusted operating income increased in the first quarter of fiscal 2014 compared to the prior quarter, primarily reflecting increased net sales. In the first quarter of fiscal 2014, two customers accounted for approximately 64 percent of this segment's total new orders and 65 percent of net sales.
New orders and net sales for the first quarter of fiscal 2014 increased compared to the first quarter of fiscal 2013 mainly due to increased demand and spending from memory customers. Operating income and non-GAAP adjusted operating income increased in the first quarter of fiscal 2013 compared to the same period in the prior year, reflecting the increase in net sales, partially offset by increased RD&E spending and unfavorable changes in product mix.
The following regions accounted for at least 30 percent of total net sales for the Silicon Systems Group segment for one or more of the periods indicated:

	Three Months Ended						Change
	January 26, 2014		October 27, 2013		January 27, 2013		Q1 2014 over Q4 2013	Q1 2014 over Q1 2013

	(In millions, except percentages)
Taiwan	$593	40%	$460	37%	$462	48%	29%	28%

Applied Global Services Segment
The Applied Global Services segment encompasses services, products and integrated solutions to optimize equipment and fab performance and productivity, including spares, upgrades, services, remanufactured earlier generation equipment and factory automation software for semiconductor, display and solar products. Customer demand for products and services is fulfilled through a global distribution system with trained service engineers located in close proximity to customer sites.
Industry conditions that affected Applied Global Services' sales of spares and services during the first quarter of fiscal 2014 were principally semiconductor manufacturers' wafer starts, as well as utilization rates.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	January 26, 2014	October 27, 2013	January 27, 2013	Q1 2014 over Q4 2013		Q1 2014 over Q1 2013

	(In millions, except percentages and ratios)
New orders	$597	$548	$544	$49	9%	$53	10%
Net sales	507	538	471	(31)	(6)%	36	8%
Book to bill ratio	1.2	1.0	1.2
Operating income	125	115	89	10	9%	36	40%
Operating margin	24.7%	21.4%	18.9%		3.3 points		5.8 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	126	116	91	10	9%	35	38%
Non-GAAP adjusted operating margin percent	24.9%	21.6%	19.3%		3.3 points		5.6 points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
New orders for the first quarter of fiscal 2014 increased compared to the prior quarter primarily due to increased demand for 200mm equipment and services. Net sales for the first quarter of fiscal 2014 decreased from the prior quarter primarily due to lower investment in display and mask equipment upgrades, semiconductor service and spares, as well as display spares. Operating income and non-GAAP adjusted operating income were higher than in the prior quarter, despite a decrease in net sales, primarily due to the absence of a regional customs duty assessment charge recorded in the prior quarter, as well as lower operating expenses from spending controls, favorable product mix and variable compensation adjustment.
New orders for the first quarter of fiscal 2014 increased compared to the same period in fiscal 2013 mainly due to increased demand for 200mm equipment and display equipment upgrades and semiconductor spares, partially offset by lower service demand due to timing of service renewals. Net sales for the first quarter of fiscal 2014 increased compared to the same period in fiscal 2013 primarily due to increased demand for 200mm equipment and upgrades, semiconductor services and display equipment upgrades. Operating income and non-GAAP adjusted operating income increased in the first quarter of fiscal 2014 compared to the same period in the prior year, reflecting the increase in net sales.
There was no single region that accounted for at least 30 percent of total net sales for the Applied Global Services segment for any of the periods presented.

Display Segment
The Display segment encompasses products for manufacturing LCDs, organic light-emitting diodes (OLEDs), and other display technologies for TVs, personal computers (PCs), tablets, smart phones, and other consumer-oriented devices. The segment is focused on expanding its presence through technologically-differentiated equipment for manufacturing large-scale TVs; entry into new markets such as the low temperature polysilicon (LTPS), metal oxide, and touch panel sectors; and development of products that enable cost reductions through productivity and uniformity. Display industry growth depends primarily on consumer demand for increasingly larger and more advanced LCD TVs and high resolution displays for next generation mobile devices.
The market environment for Applied's Display segment in 2014 is characterized by continued demand for manufacturing equipment for TV and high-end mobile devices, although this sector remains susceptible to highly cyclical conditions.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	January 26, 2014	October 27, 2013	January 27, 2013	Q1 2014 over Q4 2013		Q1 2014 over Q1 2013

	(In millions, except percentages and ratios)
New orders	$79	$114	$138	$(35)	(31)%	$(59)	(43)%
Net sales	159	163	87	(4)	(2)%	72	83%
Book to bill ratio	0.5	0.7	1.6
Operating income	26	19	3	7	37%	23	767%
Operating margin	16.4%	11.7%	3.4%		4.7 points		13.0 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$27	$20	$5	7	35%	22	440%
Non-GAAP adjusted operating margin percent	17.0%	12.3%	5.7%		4.7 points		11.3 points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
New orders for the first quarter of fiscal 2014 decreased compared to the prior quarter primarily due to the uneven order and revenue patterns of this business, which can cause significant fluctuations quarter-over-quarter, as well as year-over year. Net sales were flat compared to the prior quarter. Operating income and non-GAAP adjusted operating income increased as a result of better installation and warranty performance and material and manufacturing cost reductions. One customer accounted for approximately 36 percent of new orders for the Display segment in the first quarter of fiscal 2014. Two customers accounted for 90 percent of net sales for this segment in the first quarter of fiscal 2014, with each customer accounting for more than 40 percent of net sales.
New orders for the first quarter of fiscal 2014 decreased compared to the same period in the prior year primarily due to timing of customer demand. Net sales for the first quarter of fiscal 2014 increased compared to the same period in fiscal 2013 primarily due to increased investments in TV manufacturing equipment. Operating income and non-GAAP adjusted operating income increased for the first quarter of fiscal 2014 from the comparable period in fiscal 2013, reflecting increased net sales.
The following regions accounted for at least 30 percent of total net sales for the Display segment for one or more of the periods indicated:

	Three Months Ended						Change
	January 26, 2014		October 27, 2013		January 27, 2013		Q1 2014 over Q4 2013	Q1 2014 over Q1 2013

	(In millions, except percentages)
China	$155	97%	$69	42%	$44	51%	125%	252%
Korea	$4	3%	$46	28%	$43	49%	(91)%	(91)%

Energy and Environmental Solutions Segment
The Energy and Environmental Solutions segment includes products for fabricating c-Si solar PV wafers and cells, as well as high throughput roll-to-roll deposition equipment for flexible electronics, packaging and other applications. This business is focused on delivering solutions to generate and conserve energy, with an emphasis on lowering the cost to produce solar modules and increasing conversion efficiency. While end-demand for solar PVs has been robust over the last several years, investment levels in capital equipment remain depressed. Global PV production capacity exceeds anticipated demand, which has caused solar PV manufacturers to reduce or delay investments in manufacturing capacity and new technology, or in some instances to cease operations.
The solar PV industry environment in the first quarter of fiscal 2014 was characterized by continued excess manufacturing capacity despite continued growth in end-market demand, uncertainty related to international trade disputes, and tightened access to capital.  As a result, solar cell and wafering customers are deferring purchases of new equipment.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	January 26, 2014	October 27, 2013	January 27, 2013	Q1 2014 over Q4 2013		Q1 2014 over Q1 2013

	(In millions, except percentages and ratios)
New orders	$40	$40	$68	$—	—%	$(28)	(41)%
Net sales	40	44	46	(4)	(9)%	(6)	(13)%
Book to bill ratio	1.0	0.9	1.5
Operating loss	(11)	(30)	(54)	19	63%	43	80%
Operating margin	(27.5)%	(68.2)%	(117.4)%		40.7 points		89.9 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating loss	(10)	(22)	(44)	12	55%	34	77%
Non-GAAP adjusted operating margin percent	(25.0)%	(50.0)%	(95.7)%		25.0 points		70.7 points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results.".
New orders and net sales for the first quarter of fiscal 2014 remained at low levels due to continued excess manufacturing capacity in the solar industry, which resulted in operating losses for the segment. Three customers each accounted for approximately 20 percent of net sales for this segment during the first quarter of fiscal 2014. Operating loss and non-GAAP adjusted operating loss decreased for the first quarter of fiscal 2014 compared to the prior quarter and the same period in fiscal 2013, despite lower net sales, due to lower inventory charges, continued cost reduction measures and spending reductions resulting from restructuring activities.
The following regions accounted for at least 30 percent of total net sales for the Energy and Environmental Solutions segment for one or more of the periods presented:

	Three Months Ended						Change
	January 26, 2014		October 27, 2013		January 27, 2013		Q1 2014 over Q4 2013	Q1 2014 over Q1 2013

	(In millions, except percentages)
China	$11	28%	$34	77%	$15	33%	(68)%	(27)%
Europe	$17	43%	$3	7%	$8	17%	467%	113%

Financial Condition, Liquidity and Capital Resources
Applied's cash, cash equivalents and investments consist of the following:

	January 26, 2014	October 27, 2013

	(In millions)
Cash and cash equivalents	$2,144	$1,711
Short-term investments	145	180
Long-term investments	833	1,005
Total cash, cash-equivalents and investments	$3,122	$2,896
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Three Months Ended
	January 26, 2014	January 27, 2013

	(In millions)
Cash provided by operating activities	$372	$16
Cash provided by investing activities	$153	$253
Cash used in financing activities	$(92)	$(138)
Operating Activities
Cash from operating activities for the three months ended January 26, 2014 was $372 million, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation, and restructuring and asset impairments. Cash from operations reflected higher business volumes and improved collection performance, partially offset by increases in inventories and decreases in accounts payable and accrued expenses. The increases in inventories were mainly due to higher deferred inventory at the end of the first quarter of fiscal 2014. The decreases in accounts payable and accrued expenses were mostly related to cash usage for variable compensation program, dividend and debt interest payments.
Applied did not discount promissory notes or utilize programs to discount letters of credit issued by customers during the three months ended January 26, 2014 and January 27, 2013. Discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied factored accounts receivable of $45 million during the three months ended January 26, 2014 and none during the three months ended January 27, 2013.
Applied’s working capital was $3.5 billion at January 26, 2014 and $3.2 billion at October 27, 2013.
Days sales, inventory and payable outstanding at the end of each of the periods indicated were:

	January 26, 2014	October 27, 2013	January 27, 2013

Days sales outstanding	63	75	64
Days inventory outstanding	107	108	117
Days payable outstanding	45	44	39
Days sales outstanding varies due to the timing of shipments and payment terms. Days sales outstanding decreased in the first quarter of fiscal 2014 compared to the prior quarter primarily due to better sales linearity and improved collection performance. Days inventory outstanding and days payable outstanding in the first quarter of fiscal 2014 remained relatively flat compared to the prior quarter. Days inventory outstanding decreased during the first quarter of fiscal 2014 compared to the same period in the prior year reflecting higher business volumes, partially offset by higher deferred inventory at quarter end. Days payable outstanding increased during the first quarter of fiscal 2014 compared to the same period in the prior year reflecting higher inventory purchases and accounts payable balances due to increased business volumes.

Investing Activities
Applied generated $153 million of cash from investing activities during the three months ended January 26, 2014. Proceeds from sales and maturities of investments, net of purchases of investments, totaled $201 million and capital expenditures were $48 million during the three months ended January 26, 2014.
Financing Activities
Applied used cash for financing activities in the amount of $92 million during the three months ended January 26, 2014, consisting primarily of $120 million in payment of cash dividends to stockholders, offset by proceeds from stock issuances related to equity compensation awards, including associated tax benefits, of $28 million.
In December 2013, Applied's Board of Directors declared a quarterly cash dividend in the amount of $0.10 per share payable in March 2014. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in May 2017. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at January 26, 2014. Remaining credit facilities in the amount of approximately $77 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both January 26, 2014 and October 27, 2013 and Applied has not utilized these credit facilities.
Applied has debt agreements that contain financial and other covenants. These covenants require Applied to maintain certain minimum financial ratios. At January 26, 2014, Applied was in compliance with all such covenants. See Note 10 of Notes to Consolidated Condensed Financial Statements for additional discussion of long-term debt.
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 26, 2014, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $43 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of January 26, 2014, Applied Materials, Inc. has provided parent guarantees to banks for approximately $102 million to cover these arrangements.
Others
During the fourth quarter of fiscal 2013, the Company purchased foreign exchange option contracts to limit its foreign exchange risk associated with the announced business combination with TEL. At January 26, 2014, the fair value of these foreign exchange option contracts was approximately $41 million. To further mitigate credit exposure in connection with these foreign exchange option contracts, the Company entered into security arrangements with certain counterparties, which require the counterparties to post collateral amounting to the approximate fair value of the derivative contracts. The cash collateral is included in cash and cash equivalents in the Consolidated Condensed Statements of Financial Position, with the corresponding liability included in accounts payable and accrued expenses. See Note 5 of Notes to Consolidated Condensed Financial Statements for additional discussion of derivative instruments.

Applied’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, municipal bonds, corporate bonds and mortgage-backed and asset-backed securities, as well as equity securities. Applied regularly monitors the credit risk in its investment portfolio and takes appropriate measures, which may include the sale of certain securities, to manage such risks prudently in accordance with its investment policies. During the three months ended January 26, 2014, Applied did not recognize any impairment of its fixed income and publicly traded equity securities. At January 26, 2014, gross unrealized losses due to a decrease in the fair value of certain fixed income securities were not material.
During the three months ended January 26, 2014, Applied did not record a bad debt provision. While Applied believes that its allowance for doubtful accounts at January 26, 2014 is adequate, it will continue to closely monitor customer liquidity and economic conditions.
As of January 26, 2014, approximately $1.7 billion of cash, cash equivalents, and marketable securities held by foreign subsidiaries may be subject to U.S. taxes if repatriated for U.S. operations. Of this amount, Applied intends to permanently reinvest approximately $1.2 billion of these funds outside of the U.S. and does not plan to repatriate these funds. For the remaining cash, cash equivalents and marketable securities held by foreign subsidiaries, U.S. taxes have been provided for in the financial statements.
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
Income Taxes
The effective tax rate is highly dependent upon the geographic composition of worldwide earnings, tax regulations governing each region, nondeductible expenses incurred in connection with acquisitions and availability of tax credits. Management carefully monitors the changes in many factors and adjusts the effective tax rate as required. If actual results differ from these estimates, Applied could be required to record a valuation allowance on deferred tax assets or adjust its effective tax rate, which could have a material adverse effect on Applied's business, financial condition and results of operations.
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

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results:
APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended
(In millions, except percentages)	January 26, 2014	October 27, 2013	January 27, 2013

Non-GAAP Adjusted Gross Margin
Reported gross margin - GAAP basis	$891	$795	$582
Certain items associated with acquisitions[1]	39	40	43
Acquisition integration and deal costs	—	—	1
Non-GAAP adjusted gross margin	$930	$835	$626
Non-GAAP adjusted gross margin percent (% of net sales)	42.5%	42.0%	39.8%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$330	$211	$39
Certain items associated with acquisitions[1]	45	47	54
Acquisition integration and deal costs	11	11	10
Unrealized loss (gain) on derivative associated with announced business combination	(24)	7	—
Certain items associated with announced business combination[2]	11	17	—
Restructuring charges and asset impairments[3,4,5]	7	30	9
Non-GAAP adjusted operating income	$380	$323	$112
Non-GAAP adjusted operating margin percent (% of net sales)	17.4%	16.2%	7.1%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis	$253	$183	$34
Certain items associated with acquisitions[1]	45	47	54
Acquisition integration and deal costs	11	11	10
Unrealized loss (gain) on derivative associated with announced business combination	(24)	7	—
Certain items associated with announced business combination[2]	11	17	—
Restructuring charges and asset impairments[3,4,5]	7	30	9
Impairment (gain on sale) of strategic investments, net	(5)	(3)	—
Reinstatement of federal R&D tax credit	—	—	(10)
Resolution of prior years’ income tax filings and other tax items	(15)	(10)	(11)
Income tax effect of non-GAAP adjustments	(4)	(54)	(17)
Non-GAAP adjusted net income	$279	$228	$69

1	These items are incremental charges attributable to completed acquisitions, consisting of inventory fair value adjustments on products sold, and amortization of purchased intangible assets.

2	These items are incremental charges related to the announced business combination agreement with Tokyo Electron Limited, consisting of acquisition-related and integration costs.

3	Results for the three months ended January 26, 2014 included employee-related costs of $7 million related to the restructuring program announced on October 3, 2012.

4
Results for the three months ended October 27, 2013 included $27 million of employee-related costs related to the restructuring program announced on October 3, 2012, and restructuring and asset impairment charges of $7 million related to the restructuring program announced on May 10, 2012, partially offset by a favorable adjustment of $4 million in restructuring charges related to other restructuring plans.

5
Results for the three months ended January 27, 2013 included $4 million of employee-related costs related to the restructuring program announced on October 3, 2012, asset impairment charges of $3 million related to the restructuring program announced on May 10, 2012 and severance charges of $2 million related to the integration of Varian.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended
(In millions, except per share amounts)	January 26, 2014	October 27, 2013	January 27, 2013

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis	$0.21	$0.15	$0.03
Certain items associated with acquisitions	0.03	0.03	0.03
Acquisition integration and deal costs	0.01	—	0.01
Unrealized gain on derivative associated with announced business combination	(0.01)	—	—
Certain items associated with announced business combination	—	0.01	—
Restructuring charges and asset impairments	—	0.01	0.01
Reinstatement of federal R&D tax credit and resolution of prior years’ income tax filings and other tax items	(0.01)	(0.01)	(0.02)
Non-GAAP adjusted earnings per diluted share	$0.23	$0.19	$0.06
Weighted average number of diluted shares	1,225	1,222	1,212

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended
(In millions, except percentages)	January 26, 2014	October 27, 2013	January 27, 2013

SSG Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$314	$213	$134
Certain items associated with acquisitions[1]	42	44	44
Acquisition integration and deal costs, net	1	1	1
Restructuring charges and asset impairments[3]	—	—	1
Non-GAAP adjusted operating income	$357	$258	$180
Non-GAAP adjusted operating margin percent (% of net sales)	24.1%	20.8%	18.6%
AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$125	$115	$89
Certain items associated with acquisitions[1]	1	1	1
Restructuring charges and asset impairments[3]	—	—	1
Non-GAAP adjusted operating income	$126	$116	$91
Non-GAAP adjusted operating margin percent (% of net sales)	24.9%	21.6%	19.3%
Display Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$26	$19	$3
Certain items associated with acquisitions[1]	1	1	2
Non-GAAP adjusted operating income	$27	$20	$5
Non-GAAP adjusted operating margin percent (% of net sales)	17.0%	12.3%	5.7%
EES Non-GAAP Adjusted Operating Loss
Reported operating loss - GAAP basis	$(11)	$(30)	$(54)
Certain items associated with acquisitions[1]	1	1	7
Restructuring charges and asset impairments[2,3]	—	7	3
Non-GAAP adjusted operating loss	$(10)	$(22)	$(44)
Non-GAAP adjusted operating margin percent (% of net sales)	(25.0)%	(50.0)%	(95.7)%

1	These items are incremental charges attributable to completed acquisitions, consisting of inventory fair value adjustments on products sold, and amortization of purchased intangible assets.

2	Results for the three months ended October 27, 2013 included restructuring and asset impairment charges of $7 million related to the restructuring program announced on May 10, 2012.

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
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $0.9 billion at January 26, 2014. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at January 26, 2014, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $14 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. At January 26, 2014, the carrying amount of debt issued by Applied was $1.9 billion with an estimated fair value of $2.1 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s debt issuances of approximately $170 million at January 26, 2014.
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
In certain cases, Applied uses derivatives to hedge specific foreign currency exposures. During the fourth quarter of fiscal 2013, as part of an overall risk management strategy, Applied purchased foreign exchange option contracts to limit its foreign exchange risk associated with the announced business combination with TEL in the event there is a significant weakening in the Japanese yen as compared to the U.S. dollar. The derivatives used to hedge the currency exposure did not qualify for hedge accounting treatment. At January 26, 2014, the fair value of the foreign exchange currency option contracts was approximately $41 million. Applied recorded an unrealized gain of $24 million during the first quarter of fiscal 2014 related to such contracts. Changes in the exchange rate between the U.S. dollar and the Japanese yen would impact Applied's consolidated financial statements.  The future maximum loss exposure on this option contract is generally limited to its fair value as of the most recent balance sheet date. For further details, see Note 5 of Notes to Consolidated Condensed Financial Statements.

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
Changes in Internal Control Over Financial Reporting
During the first quarter of fiscal 2014, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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
The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Part I, Item 1A of Applied’s 2013 Form 10-K. These factors could materially and adversely affect Applied’s business, financial condition or results of operations and cause reputational harm, and they should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this report.
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
Applied’s semiconductor customer base historically has been, and is becoming even more, highly concentrated as a result of economic and industry conditions. In the first quarter of fiscal 2013, two semiconductor manufacturers accounted for approximately 65 percent of Silicon Systems Group net sales and two customers accounted for 51 percent of Applied’s consolidated net sales. Applied’s display customer base is also highly concentrated, while concentration within Applied’s solar customer base varies depending on the product line but is increasing due to challenging industry conditions. Applied’s customer base is also geographically-concentrated. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for tabular presentations of net sales by geographic region.
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
In this environment, contracts or orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of Applied’s business. The mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. As Applied’s products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant, non-recoverable costs. If customers do not place orders, or they substantially reduce, delay or cancel orders, Applied may not be able to replace the business, which could have a material adverse effect on the Company’s results of operations. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to Applied.
Applied is exposed to the risks of operating a global business.
In the first quarter of fiscal 2014, approximately 87 percent of Applied’s net sales were to customers in regions outside the United States. Moreover, China now represents the largest market for various electronic products, such as TVs, PCs, and smartphones. Certain of Applied’s R&D and manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in Singapore, Taiwan, China, Korea, Israel, Germany and Italy. Applied is also expanding its business and operations in new countries. The global nature of Applied’s business and operations, combined with the need to continually improve the Company’s operating cost structure, presents challenges, including but not limited to those arising from:

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
On September 24, 2013, Applied announced an agreement with Tokyo Electron Limited (TEL), a Japanese corporation and global supplier of semiconductor and flat panel display production equipment, and provider of technical support and services for semiconductor, flat panel display and PV panel production equipment, to effect a strategic combination of their respective businesses. Under the agreement, which was amended February 14, 2014, the closing of the transaction is subject to customary conditions, including approval by Applied’s and TEL’s shareholders and regulatory approvals. The proposed business combination is subject to the risk factors described immediately above, including the risks that the combination may not be consummated in a timely manner or at all; that required  regulatory approvals may not be obtained or may be subject to conditions that reduce the estimated benefits of the combination; that the businesses and operations of Applied and TEL may not be integrated successfully; and, following completion of the transaction, that the inability to effectively integrate operations, systems, technologies, products or employees, or other factors, may impact the combined company’s ability to realize anticipated synergies and benefits.
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
Applied is subject to various risks related to: (1) new, different, inconsistent or conflicting laws, rules and regulations that may be enacted by executive order, legislative bodies or regulatory agencies in the countries in which Applied operates; (2) disagreements or disputes between national or regional regulatory agencies related to international trade; and (3) the interpretation and application of laws, rules and regulations. As a public company with global operations, Applied is subject to the laws of multiple jurisdictions and the rules and regulations of various governing bodies, including those related to financial and other disclosures, corporate governance, privacy, and anti-corruption. One such law imposes new disclosure requirements regarding the use of certain minerals, referred to as “conflict minerals,” originating from mines in or near the Democratic Republic of Congo. This requirement could affect the price, sourcing and availability of these or related minerals used to make components incorporated in Applied products, and it also requires Applied to incur costs and maintain processes to investigate its supply chain to determine the source of any of the covered minerals in its products. Applied’s supply chain is complex, and industry tracing protocols are still under development, so the Company may be unable to verify the origin of all such minerals in its products. These and other changes and ambiguities in laws, regulations and standards create uncertainty and challenges regarding compliance matters. Efforts to comply with new and changing regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal 2014, there were no shares of common stock repurchased by Applied. On March 5, 2012, the Board of Directors approved a stock repurchase program authorizing up to $3.0 billion in repurchases over the next three years, ending March 2015. At January 26, 2014, $1.6 billion remained available for future stock repurchases under this repurchase program.

Item 6.    Exhibits
Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.1	Retention and Equity Award Amendment Agreement, dated December 20, 2013, between Applied Materials, Inc. and Michael R. Splinter†
10.2	Form of Performance Unit Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended†
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

†	Filed herewith.

‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ ROBERT J. HALLIDAY
Robert J. Halliday Senior Vice President, Chief Financial Officer (Principal Financial Officer)
February 20, 2014

By:	/s/ CHARLES W. READ
Charles W. Read Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
February 20, 2014