Form 10-Q
period 2014-04-27
APPLIED MATERIALS INC /DE
filed 2014-05-22
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of May 9, 2014: 1,217,401,400

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 27, 2014

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013
	(Unaudited)
	(In millions, except per share amounts)
Net sales	$2,353	$1,973	$4,543	$3,546
Cost of products sold	1,352	1,165	2,651	2,156
Gross margin	1,001	808	1,892	1,390
Operating expenses:
Research, development and engineering	355	344	711	648
Marketing and selling	107	118	216	223
General and administrative	152	126	241	251
Impairment of goodwill and intangible assets	—	278	—	278
Restructuring charges and asset impairments	—	10	7	19
Total operating expenses	614	876	1,175	1,419
Income (loss) from operations	387	(68)	717	(29)
Interest expense	23	24	48	48
Interest and other income, net	1	2	11	5
Income (loss) before income taxes	365	(90)	680	(72)
Provision for income taxes	103	39	165	23
Net income (loss)	$262	$(129)	$515	$(95)
Earnings (loss) per share:
Basic	$0.22	$(0.11)	$0.43	$(0.08)
Diluted	$0.21	$(0.11)	$0.42	$(0.08)
Weighted average number of shares:
Basic	1,216	1,203	1,211	1,200
Diluted	1,229	1,203	1,227	1,200
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013
	(Unaudited)
	(In millions)
Net income (loss)	$262	$(129)	$515	$(95)
Other comprehensive income (loss), net of tax:
Change in unrealized net gain on investments	3	7	—	7
Change in unrealized net gain on derivative investments	(1)	2	(2)	7
Change in defined and postretirement benefit plans	—	1	—	(2)
Change in cumulative translation adjustments	1	(2)	(1)	(5)
Other comprehensive income (loss), net of tax	3	8	(3)	7
Comprehensive income (loss)	$265	$(121)	$512	$(88)
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	April 27, 2014	October 27, 2013

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,453	$1,711
Short-term investments	146	180
Accounts receivable, net	1,615	1,633
Inventories	1,564	1,413
Other current assets	623	705
Total current assets	6,401	5,642
Long-term investments	836	1,005
Property, plant and equipment, net	855	850
Goodwill	3,294	3,294
Purchased technology and other intangible assets, net	1,018	1,103
Deferred income taxes and other assets	151	149
Total assets	$12,555	$12,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,663	$1,649
Customer deposits and deferred revenue	999	794
Total current liabilities	2,662	2,443
Long-term debt	1,947	1,946
Other liabilities	471	566
Total liabilities	5,080	4,955
Stockholders’ equity:
Common stock	12	12
Additional paid-in capital	6,269	6,151
Retained earnings	12,759	12,487
Treasury stock	(11,524)	(11,524)
Accumulated other comprehensive loss	(41)	(38)
Total stockholders’ equity	7,475	7,088
Total liabilities and stockholders’ equity	$12,555	$12,043
Amounts as of April 27, 2014 are unaudited. Amounts as of October 27, 2013 are derived from the October 27, 2013 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount

	(Unaudited)
	(In millions)
Balance at October 27, 2013	1,204	$12	$6,151	$12,487	717	$(11,524)	$(38)	$7,088
Net income	—	—	—	515	—	—	—	515
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3)	(3)
Dividends	—	—	—	(243)	—	—	—	(243)
Share-based compensation	—	—	88	—	—	—	—	88
Issuance under stock plans, net of a tax benefit of $25 and other	13	—	30	—	—	—	—	30
Balance at April 27, 2014	1,217	$12	$6,269	$12,759	717	$(11,524)	$(41)	$7,475
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	April 27, 2014	April 28, 2013

	(Unaudited)
	(In millions)
Cash flows from operating activities:
Net income (loss)	$515	$(95)
Adjustments required to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	188	212
Impairment of goodwill and intangible assets	—	278
Restructuring charges and asset impairments	7	19
Unrealized gain on derivative associated with announced business combination	(1)	—
Share-based compensation	88	81
Other	(11)	(46)
Changes in operating assets and liabilities:
Accounts receivable	18	(54)
Inventories	(151)	(46)
Other assets	67	(29)
Accounts payable and accrued expenses	(71)	(96)
Customer deposits and deferred revenue	205	(16)
Other liabilities	(45)	32
Cash provided by operating activities	809	240
Cash flows from investing activities:
Capital expenditures	(113)	(101)
Proceeds from sales and maturities of investments	521	603
Purchases of investments	(324)	(310)
Cash provided by investing activities	84	192
Cash flows from financing activities:
Proceeds from common stock issuances and other	91	85
Common stock repurchases	—	(148)
Payments of dividends to stockholders	(242)	(216)
Cash used in financing activities	(151)	(279)
Increase in cash and cash equivalents	742	153
Cash and cash equivalents — beginning of year	1,711	1,392
Cash and cash equivalents — end of year	$2,453	$1,545
Supplemental cash flow information:
Cash payments for income taxes	$59	$154
Cash refunds from income taxes	$12	$67
Cash payments for interest	$46	$46

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 27, 2013 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 27, 2013 (2013 Form 10-K). Applied’s results of operations for the three and six months ended April 27, 2014 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2014 and 2013 each contain 52 weeks, and the first half of fiscal 2014 and 2013 each contained 26 weeks.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

When a sales arrangement contains multiple elements, such as hardware and services and/or software products, Applied allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available. Applied generally utilizes the ESP due to the nature of its products. In multiple element arrangements where more-than-incidental software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables, and to the software deliverables as a group, using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then allocated to each software deliverable using the guidance for recognizing software revenue.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued authoritative guidance that raises the threshold for a disposal transaction to qualify as a discontinued operation and requires additional disclosures about discontinued operations and disposals of individually significant components that do not qualify as discontinued operations. The authoritative guidance becomes effective prospectively for Applied in the first quarter of fiscal 2016. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued.
In July 2013, the FASB issued authoritative guidance that will require an unrecognized tax benefit to be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, with certain exceptions. The authoritative guidance becomes effective for Applied in the first quarter of fiscal 2015, with early adoption permitted. The guidance is not expected to have an impact on Applied's financial position or results of operations.

Note 2	Earnings (loss) Per Share
Basic earnings (loss) per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, restricted stock units, and employee stock purchase plan shares) outstanding during the period. Applied's net income (loss) has not been adjusted for any period presented for purposes of computing basic or diluted earnings (loss) per share due to the Company's non-complex capital structure.

	Three Months Ended		Six Months Ended
	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013

	(In millions, except per share amounts)
Numerator:
Net income (loss)	$262	$(129)	$515	$(95)
Denominator:
Weighted average common shares outstanding	1,216	1,203	1,211	1,200
Effect of dilutive stock options, restricted stock units and employee stock purchase plan shares	13	—	16	—
Denominator for diluted earnings (loss) per share	1,229	1,203	1,227	1,200
Basic earnings (loss) per share	$0.22	$(0.11)	$0.43	$(0.08)
Diluted earnings (loss) per share	$0.21	$(0.11)	$0.42	$(0.08)
Potentially dilutive securities	—	50	—	50

Potentially dilutive securities attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted earnings per share for the three and six months ended April 27, 2014 because the combined exercise price, average unamortized fair value and assumed tax benefits upon the exercise of options and the vesting of restricted stock units were greater than the average market price of Applied common stock, and therefore their inclusion would have been anti-dilutive. Due to the net loss for the three and six months ended April 28, 2013, all potentially dilutive securities were excluded from the calculation of diluted loss per share, as their inclusion would have been anti-dilutive.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3	Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

April 27, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$691	$—	$—	$691
Cash equivalents:
Money market funds	1,762	—	—	1,762
Total Cash equivalents	1,762	—	—	1,762
Total Cash and Cash equivalents	$2,453	$—	$—	$2,453
Short-term and long-term investments:
U.S. Treasury and agency securities	$68	$—	$—	$68
Non-U.S. government securities*	15	—	—	15
Municipal securities	378	2	—	380
Commercial paper, corporate bonds and medium-term notes	151	1	—	152
Asset-backed and mortgage-backed securities	235	1	2	234
Total fixed income securities	847	4	2	849
Publicly traded equity securities	22	34	—	56
Equity investments in privately-held companies	77	—	—	77
Total short-term and long-term investments	$946	$38	$2	$982
Total Cash, Cash equivalents and Investments	$3,399	$38	$2	$3,435
 _________________________
* Includes agency debt securities guaranteed by non-U.S. governments, which consist of Germany and Canada.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

October 27, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$611	$—	$—	$611
Cash equivalents:
Money market funds	1,095	—	—	1,095
Municipal securities	5	—	—	5
Total Cash equivalents	1,100	—	—	1,100
Total Cash and Cash equivalents	$1,711	$—	$—	$1,711
Short-term and long-term investments:
U.S. Treasury and agency securities	$170	$—	$—	$170
Non-U.S. government securities	11	—	—	11
Municipal securities	379	2	—	381
Commercial paper, corporate bonds and medium-term notes	218	2	1	219
Asset-backed and mortgage-backed securities	268	2	2	268
Total fixed income securities	1,046	6	3	1,049
Publicly traded equity securities	27	33	—	60
Equity investments in privately-held companies	76	—	—	76
Total short-term and long-term investments	$1,149	$39	$3	$1,185
Total Cash, Cash equivalents and Investments	$2,860	$39	$3	$2,896

 Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments at April 27, 2014:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$124	$124
Due after one through five years	488	490
No single maturity date**	334	368
	$946	$982
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
During the six months ended April 27, 2014, gross realized gains on investments were $12 million. During the three months ended April 27, 2014 and the three and six months ended April 28, 2013, gross realized gains and losses on investments were not material.
At April 27, 2014 and October 27, 2013, gross unrealized losses related to Applied's investment portfolio were not material. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss is considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied determined that the gross unrealized losses on its marketable securities at April 27, 2014 and April 28, 2013 were temporary in nature and therefore it did not recognize any impairment of its marketable securities during the three and six months ended April 27, 2014 or April 28, 2013. Applied recognized $3 million and $6 million of impairment charges on its equity investments in privately-held companies during the three and six months ended April 27, 2014, respectively, and recorded $2 million of impairment charges on its equity investments in privately-held companies during the three and six months ended April 28, 2013. These impairment charges are included in interest and other income, net in the consolidated condensed statement of operations.
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
Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of April 27, 2014, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below as of April 27, 2014 and October 27, 2013:

	April 27, 2014			October 27, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Money market funds	$1,762	$—	$1,762	$1,095	$—	$1,095
U.S. Treasury and agency securities	32	36	68	66	104	170
Non-U.S. government securities	—	15	15	—	11	11
Municipal securities	—	380	380	—	386	386
Commercial paper, corporate bonds and medium-term notes	—	152	152	—	219	219
Asset-backed and mortgage-backed securities	—	234	234	—	268	268
Publicly traded equity securities	56	—	56	60	—	60
Foreign exchange derivative assets	—	19	19	—	20	20
Total	$1,850	$836	$2,686	$1,221	$1,008	$2,229
There were no transfers between Level 1 and Level 2 fair value measurements during the three and six months ended April 27, 2014 or April 28, 2013. Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of April 27, 2014 or October 27, 2013.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. At April 27, 2014, equity investments in privately-held companies totaled $77 million, of which $70 million of investments were accounted for under the cost method of accounting and $7 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. At October 27, 2013, equity investments in privately-held companies totaled $76 million, of which $66 million of investments were accounted for under the cost method of accounting and $10 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. Applied recognized $3 million and $6 million of impairment charges on its equity investments in privately-held companies during the three and six months ended April 27, 2014, respectively, and $2 million during the three and six months ended April 28, 2013.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate fair value due to their short maturities. At April 27, 2014, the carrying amount of long-term debt was $1.9 billion and the estimated fair value was $2.2 billion. At October 27, 2013, the carrying amount of long-term debt was $1.9 billion and the estimated fair value was $2.1 billion.The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues.

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

Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income or loss (AOCI) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to derivative instruments included in AOCI at April 27, 2014 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three and six months ended April 27, 2014 and April 28, 2013.
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
During the fourth quarter of fiscal 2013, Applied purchased foreign exchange option contracts to limit its foreign exchange risk associated with the announced business combination with Tokyo Electron Limited (TEL). The derivatives used to hedge currency exposure did not qualify for hedge accounting treatment. These derivatives are marked to market at the end of each reporting period with gains and losses recorded as general and administrative expenses. At April 27, 2014, January 26, 2014 and October 27, 2013, the fair value of these foreign exchange option contracts was approximately $18 million, $41 million and $17 million, respectively. Applied recorded an unrealized loss of $23 million and an unrealized gain of $24 million during the three months ended April 27, 2014 and January 26, 2014, respectively, related to such contracts. The cash flow impact of this derivative has been classified as operating cash flows in the Consolidated Condensed Statements of Cash Flows. To further mitigate credit exposure in connection with these foreign exchange option contracts, the Company entered into security arrangements with certain counterparties, which require the counterparties to post collateral amounting to the approximate fair value of the derivative contracts. The cash collateral is included in cash and cash equivalents in the Consolidated Condensed Statements of Financial Position, with the corresponding liability included in accounts payable and accrued expenses.
Other than the foreign exchange option contracts discussed in the preceding paragraph, the fair values of other derivative instruments at April 27, 2014 and October 27, 2013 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects of derivative instruments on the Consolidated Condensed Statements of Operations for the three and six months ended April 27, 2014 and April 28, 2013 were as follows:

		Three Months Ended April 27, 2014			Three Months Ended April 28, 2013
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income
		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$(1)	$1	$(2)	$13	$6	$—
Foreign exchange contracts	General and administrative	—	—	—	—	3	(1)
Total		$(1)	$1	$(2)	$13	$9	$(1)

		Six Months Ended April 27, 2014			Six Months Ended April 28, 2013
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income
		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$4	$4	$(2)	$22	$9	$(1)
Foreign exchange contracts	General and administrative	—	3	(1)	—	3	(1)
Total		$4	$7	$(3)	$22	$12	$(2)

		Amount of Gain or (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
	Location of Gain or (Loss) Recognized in Income	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013
		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	General and administrative	$(26)	$17	$13	$29
Total		$(26)	$17	$13	$29

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of April 27, 2014.
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
Applied factored accounts receivable of $45 million during the six months ended April 27, 2014 and none during the three months ended April 27, 2014 or the three and six months ended April 28, 2013. Applied discounted $29 million of letters of credit issued by customers during the three and six months ended April 27, 2014 and none during the three and six months ended April 28, 2013. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for doubtful accounts of $74 million at both April 27, 2014 and October 27, 2013. Applied sells principally to manufacturers within the semiconductor, display and solar industries. While Applied believes that its allowance for doubtful accounts is adequate and represents Applied’s best estimate as of April 27, 2014, Applied continues to closely monitor customer liquidity and industry and economic conditions, which may result in changes to Applied’s estimates regarding collectability.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 7	Balance Sheet Detail

	April 27, 2014	October 27, 2013

	(In millions)
Inventories
Customer service spares	$285	$274
Raw materials	379	325
Work-in-process	240	283
Finished goods	660	531
	$1,564	$1,413

Included in finished goods inventory are $204 million at April 27, 2014, and $136 million at October 27, 2013, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $184 million and $177 million of evaluation inventory at April 27, 2014 and October 27, 2013, respectively.

	April 27, 2014	October 27, 2013

	(In millions)
Other Current Assets
Deferred income taxes, net	$318	$323
Prepaid expenses	164	135
Prepaid income taxes and income taxes receivable	72	178
Other	69	69
	$623	$705

	Useful Life	April 27, 2014	October 27, 2013

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$167	$167
Buildings and improvements	3-30	1,234	1,217
Demonstration and manufacturing equipment	3-5	818	792
Furniture, fixtures and other equipment	3-15	548	589
Construction in progress		46	52
Gross property, plant and equipment		2,813	2,817
Accumulated depreciation		(1,958)	(1,967)
		$855	$850

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	April 27, 2014	October 27, 2013

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$606	$582
Compensation and employee benefits	414	417
Warranty	109	102
Dividends payable	122	121
Income taxes payable	94	73
Other accrued taxes	40	41
Interest payable	30	30
Restructuring reserve	15	39
Other	233	244
	$1,663	$1,649

	April 27, 2014	October 27, 2013

	(In millions)
Customer Deposits and Deferred Revenue
Customer deposits	$152	$175
Deferred revenue	847	619
	$999	$794

Applied typically receives deposits on future deliverables from customers in the Display and Energy and Environmental Solutions segments. In certain instances, customer deposits may be received from customers in the Applied Global Services segment.

	April 27, 2014	October 27, 2013

	(In millions)
Other Liabilities
Deferred income taxes	$65	$71
Income taxes payable	132	174
Defined and postretirement benefit plans	198	193
Other	76	128
	$471	$566

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 8	Business Combination
On September 24, 2013, Applied and Tokyo Electron Limited (TEL) entered into a Business Combination Agreement, which was amended on February 14, 2014, to effect a strategic combination of their respective businesses into a new combined company. TEL, a Japanese corporation, is a global supplier of semiconductor and flat panel display production equipment, and a provider of technical support and services for semiconductor, flat panel display and photovoltaic panel production equipment. Under the terms of the Business Combination Agreement, TEL shareholders will receive 3.25 shares of the new combined company for every TEL share held. Applied shareholders will receive one share of the new combined company for every Applied share held. Based on the number of shares of Applied common stock and shares of TEL common stock expected to be issued and outstanding immediately prior to the closing of the transaction, it is anticipated that, immediately following the transaction, former Applied stockholders and former TEL shareholders will own approximately 68% and 32%, respectively, of the new combined company.
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
Details of goodwill and other indefinite-lived intangible assets as of April 27, 2014 and October 27, 2013 were as follows :

	April 27, 2014			October 27, 2013
	Goodwill	Other Intangible Assets	Total	Goodwill	Other Intangible Assets	Total

	(In millions)
Silicon Systems Group	$2,151	$142	$2,293	$2,151	$142	$2,293
Applied Global Services	1,027	6	1,033	1,027	—	1,027
Display	116	—	116	116	—	116
Carrying amount	$3,294	$148	$3,442	$3,294	$142	$3,436
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

A summary of Applied's purchased technology and intangible assets is set forth below:

	April 27, 2014	October 27, 2013

	(In millions)
Purchased technology, net	$671	$748
Intangible assets - finite-lived, net	199	213
Intangible assets - indefinite-lived	148	142
Total	$1,018	$1,103

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

Details of finite-lived intangible assets were as follows as of April 27, 2014 and October 27, 2013:

	April 27, 2014			October 27, 2013
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Silicon Systems Group	$1,301	$252	$1,553	$1,301	$252	$1,553
Applied Global Services	28	44	72	28	44	72
Display	110	33	143	110	33	143
Energy and Environmental Solutions	5	15	20	5	15	20
Gross carrying amount	$1,444	$344	$1,788	$1,444	$344	$1,788
Accumulated amortization:
Silicon Systems Group	$(637)	$(67)	$(704)	$(562)	$(58)	$(620)
Applied Global Services	(24)	(44)	(68)	(23)	(42)	(65)
Display	(110)	(30)	(140)	(110)	(29)	(139)
Energy and Environmental Solutions	(2)	(4)	(6)	(1)	(2)	(3)
Accumulated amortization	$(773)	$(145)	$(918)	$(696)	$(131)	$(827)
Carrying amount	$671	$199	$870	$748	$213	$961

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Details of amortization expense by segment for the three and six months ended April 27, 2014 and April 28, 2013 were as follows:

	Three Months Ended		Six Months Ended
	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013

	(In millions)
Silicon Systems Group	$42	$44	$84	$88
Applied Global Services	2	1	3	2
Display	—	2	1	4
Energy and Environmental Solutions	1	7	3	13
Total	$45	$54	$91	$107
For the three and six months ended April 27, 2014 and April 28, 2013, amortization expense was charged to the following categories:

	Three Months Ended		Six Months Ended
	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013

	(In millions)
Cost of products sold	$39	$43	$79	$86
Research, development and engineering	—	1	—	1
Marketing and selling	6	8	11	5
General and administrative	—	2	1	15
Total	$45	$54	$91	$107
As of April 27, 2014, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2014	89
2015	175
2016	169
2017	165
2018	163
Thereafter	109
Total	$870

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 10	Borrowing Facilities and Long-Term Debt
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in May 2017. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at April 27, 2014. Remaining credit facilities in the amount of approximately $78 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both April 27, 2014 and October 27, 2013 and Applied has not utilized these credit facilities.
Long-term debt outstanding as of April 27, 2014 and October 27, 2013 was as follows:

	Principal Amount
	April 27, 2014	October 27, 2013	Effective Interest Rate	Interest Pay Dates
	(In millions)
2.650% Senior Notes Due 2016	$400	$400	2.666%	June 15, December 15
7.125% Senior Notes Due 2017	200	200	7.190%	April 15, October 15
4.300% Senior Notes Due 2021	750	750	4.326%	June 15, December 15
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
	1,950	1,950
Total unamortized discount	(3)	(4)
Total long-term debt	$1,947	$1,946

Applied has debt agreements that contain financial and other covenants. These covenants require Applied to maintain certain minimum financial ratios. At April 27, 2014, Applied was in compliance with all such covenants.

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
The following table summarizes major components of the restructuring and asset impairment charges during the three and six months ended April 27, 2014 and April 28, 2013:

	Three Months Ended		Six Months Ended
	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013

	(In millions)
2012 Global Restructuring Plan
Severance and other employee-related costs	$—	$4	$7	$8
2012 EES Restructuring Plan
Severance and other employee-related costs[1]	—	2	—	2
Contract cancellation and other costs	—	2	—	2
Asset impairments	—	2	—	5
Others
Severance and other employee-related costs	—	—	—	2
	$—	$10	$7	$19
____________________________
1 Includes post-retirement benefit expense which was recorded in accumulated other comprehensive loss.

Restructuring and asset impairment charges were recorded as follows:

	Three Months Ended		Six Months Ended
	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013

	(In millions)
Silicon Systems Group	$—	$—	$—	$1
Applied Global Services	—	1	—	2
Energy and Environmental Solutions	—	5	—	8
Corporate Unallocated	—	4	7	8
Total	$—	$10	$7	$19

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

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
During the three months ended January 26, 2014, Applied recognized $7 million of employee-related costs in connection with the 2012 Global Restructuring Plan. During the three and six months ended April 28, 2013, Applied recognized $4 million and $8 million, respectively, of employee-related costs in connection with the 2012 Global Restructuring Plan. These costs were not allocated to the segments. As of January 26, 2014, principal activities related to this plan were complete. Total costs incurred in implementing this plan were $152 million.

Restructuring Reserves
Changes in restructuring reserves during the six months ended April 27, 2014 were as follows:

	2012 Global Restructuring Plan	2012 EES Restructuring Plan		Others
	Severance and Other Employee-Related Costs	Severance and Other Employee-Related Costs	Contract Cancellation and Other Costs	Severance and Other Employee-Related Costs	Contract Cancellation and Other Costs	Total

	(In millions)
Balance, October 27, 2013	$26	$5	$5	$2	$1	$39
Provision for restructuring reserves	7	—	—	—	—	7
Consumption of reserves	(25)	(2)	(1)	(2)	—	(30)
Reclassification of restructuring reserves	—	(1)	—	—	—	(1)
Balance, April 27, 2014	$8	2	4	$—	$1	$15

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 12	Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of AOCI, net of tax, were as follows:

	Unrealized Gain on Investments, Net	Unrealized Gain on Derivative Instruments Qualifying as Cash Flow Hedges	Pension Liability	Cumulative Translation Adjustments	Total
	(in millions)
Balance at October 27, 2013	$25	$2	$(72)	$7	$(38)
Other comprehensive income (loss) before reclassifications	5	3	—	(1)	7
Amounts reclassified out of AOCI	(5)	(5)	—	—	(10)
Other comprehensive loss, net of tax	—	(2)	—	(1)	(3)
Balance at April 27, 2014	$25	$—	$(72)	$6	$(41)

The effects on net income of amounts reclassified from AOCI for the three and six months ended April 27, 2014 were not material.
Stock Repurchase Program

On March 5, 2012, Applied's Board of Directors approved a stock repurchase program authorizing up to $3.0 billion in repurchases over the next three years ending in March 2015. Under this authorization, Applied purchases shares of its common stock on the open market. At April 27, 2014, $1.6 billion remained available for future stock repurchases under this repurchase program.
Applied did not repurchase any shares of its common stock during the three and six months ended April 27, 2014. The following table summarizes Applied’s stock repurchases for the three and six months ended April 28, 2013:

	Three Months Ended	Six Months Ended
	April 28, 2013	April 28, 2013

	(In millions, except per share amounts)
Shares of common stock repurchased	8	12
Cost of stock repurchased	$100	$148
Average price paid per share	$13.41	$12.58
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
Dividends
In March 2014 and December 2013, Applied's Board of Directors declared quarterly cash dividends in the amount of $0.10 per share. Dividends declared during the six months ended April 27, 2014 and April 28, 2013 were $243 million and $227 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.

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
During the three and six months ended April 27, 2014 and April 28, 2013, Applied recognized share-based compensation expense related to stock options, ESPP shares, restricted stock, restricted stock units, performance shares and performance units. Total share-based compensation and related tax benefits were as follows:

	Three Months Ended		Six Months Ended
	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013

	(In millions)
Share-based compensation	$42	$39	$88	$81
Tax benefit recognized	$12	$11	$25	$23
The effect of share-based compensation on the results of operations for the three and six months ended April 27, 2014 and April 28, 2013 was as follows:

	Three Months Ended		Six Months Ended
	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013

	(In millions)
Cost of products sold	$13	$12	$27	$24
Research, development, and engineering	16	13	33	25
Marketing and selling	5	5	11	10
General and administrative	8	9	17	17
Restructuring charge	—	—	—	5
Total	$42	$39	$88	$81
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
At April 27, 2014, Applied had $290 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.7 years. At April 27, 2014, there were 177 million shares available for grants of share-based awards under the Employee Stock Incentive Plan, and an additional 37 million shares available for issuance under the ESPP.

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

Stock option activity for the six months ended April 27, 2014 was as follows:

	Shares	Weighted Average Exercise Price

	(In millions, except per share amounts)
Outstanding at October 27, 2013	6	$9.12
Exercised	(3)	$7.98
Canceled and forfeited	(1)	$15.40
Outstanding at April 27, 2014	2	$10.34
Exercisable at April 27, 2014	1	$5.84

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Restricted stock, performance shares and performance units granted to certain executive officers are subject to the achievement of specified performance goals (performance-based awards). These performance-based awards become eligible to vest only if performance goals are achieved and then actually will vest only if the grantee remains employed by Applied through each applicable vesting date. These performance-based awards require the achievement of targeted levels of adjusted annual operating profit margin. For the fiscal 2013 and fiscal 2012 performance-based awards, additional shares become eligible for time-based vesting if Applied achieves certain levels of total shareholder return (TSR) relative to a peer group, comprised of companies in the Standard & Poor's 500 Information Technology Index, measured at the end of a two-year period.
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

A summary of the performance-based awards approved by the Committee is presented below:

	Number of Performance-Based Awards Granted		Percent of Performance-Based Awards Earned as of April 27, 2014*
Fiscal Year Granted	Performance Shares/Performance Units	Shares of Restricted Stock
	(in millions)
2013	3	—	0%
2012	3	1	14%
2011	2	0.1	100%
___________________
* subject to additional time-based vesting requirements

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

A summary of the changes in restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans during the six months ended April 27, 2014 is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term

	(In millions, except per share amounts)
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 27, 2013	38	$11.11	2.4 years
Granted	9	$16.34
Vested	(11)	$11.03
Canceled	(2)	$11.43
Non-vested restricted stock units, restricted stock, performance shares and performance units at April 27, 2014	34	$12.27	2.7 years
At April 27, 2014, 2 million additional performance-based awards could be earned upon certain levels of achievement of Applied's TSR relative to a peer group at a future date.
Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Based on the Black-Scholes option pricing model, the weighted average estimated fair value of purchase rights under the ESPP was $4.07 and $2.90 for the three and six months ended April 27, 2014 and April 28, 2013, respectively. The number of shares issued under the ESPP during the three and six months ended April 27, 2014 and April 28, 2013 was 3 million. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Three and Six Months Ended
	April 27, 2014	April 28, 2013
ESPP:
Dividend yield	2.14%	2.94%
Expected volatility	25.3%	24.3%
Risk-free interest rate	0.08%	0.12%
Expected life (in years)	0.5	0.5

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 13    Employee Benefit Plans
Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries, and a plan that provides certain medical and vision benefits to eligible retirees. A summary of the components of net periodic benefit costs of these defined and postretirement benefit plans for the three and six months ended April 27, 2014 and April 28, 2013 is presented below:

	Three Months Ended		Six Months Ended
	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013
	(In millions)
Service cost	$4	$5	$8	$10
Interest cost	4	4	8	8
Expected return on plan assets	(3)	(3)	(6)	(6)
Amortization of actuarial loss	1	1	2	3
Net periodic benefit cost	$6	$7	$12	$15

Note 14    Income Taxes
Applied’s effective tax rates for the second quarters of fiscal 2014 and 2013 were 28.2 percent and negative 43.3 percent, respectively. Applied’s effective tax rates for the first six months of fiscal 2014 and 2013 were 24.3 percent and negative 31.9 percent, respectively. The effective tax rates for the second quarter and first six months of fiscal 2013 were negative primarily due to a goodwill impairment charge recorded in the second quarter of fiscal 2013 that was not deductible.
As a result of agreements with taxing authorities during the second quarter, existing liabilities for unrecognized tax benefits were reduced by $127 million with a corresponding increase in taxes payable.  The reduction did not have a material impact on Applied’s effective tax rate.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 15	Warranty, Guarantees and Contingencies
Warranty
Changes in the warranty reserves during the three and six months ended April 27, 2014 and April 28, 2013 were as follows:

	Three Months Ended		Six Months Ended
	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013

	(In millions)
Beginning balance	$106	$109	$102	$119
Provisions for warranty	29	26	56	49
Consumption of reserves	(26)	(31)	(49)	(64)
Ending balance	$109	$104	$109	$104

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
Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of April 27, 2014, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $51 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of April 27, 2014, Applied Materials, Inc. has provided parent guarantees to banks for approximately $102 million to cover these arrangements.

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
Applied’s four reportable segments are: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. As defined in the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of April 27, 2014 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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
The Display segment includes products for manufacturing liquid crystal displays (LCDs), organic light-emitting diodes (OLEDs), and other display technologies for TVs, personal computers, tablets, smart phones, and other consumer-oriented devices.

The Energy and Environmental Solutions segment includes products for fabricating solar photovoltaic cells and modules, as well as high throughput roll-to-roll deposition equipment for flexible electronics and other applications.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales and operating income (loss) for each reportable segment for the three and six months ended April 27, 2014 and April 28, 2013 were as follows:

	Three Months Ended		Six Months Ended
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

	(In millions)
April 27, 2014:
Silicon Systems Group	$1,584	$391	$3,068	$705
Applied Global Services	534	148	1,041	273
Display	147	26	306	52
Energy and Environmental Solutions	88	5	128	(6)
Total Segment	$2,353	$570	$4,543	$1,024
April 28, 2013:
Silicon Systems Group	$1,291	$283	$2,260	$417
Applied Global Services	517	118	988	207
Display	127	19	214	22
Energy and Environmental Solutions	38	(322)	84	(376)
Total Segment	$1,973	$98	$3,546	$270

Operating results for the six months ended April 27, 2014, and the three and six months ended April 28, 2013, included restructuring charges and asset impairments as discussed in detail in Note 11, Restructuring Charges and Asset Impairments.

Reconciliations of total segment operating results to Applied consolidated totals for the three and six months ended April 27, 2014 and April 28, 2013 were as follows:

	Three Months Ended		Six Months Ended
	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013

	(In millions)
Total segment operating income	$570	$98	$1,024	$270
Corporate and unallocated costs	(183)	(162)	(300)	(291)
Restructuring charges and asset impairments	—	(4)	(7)	(8)
Income (loss) from operations	$387	$(68)	$717	$(29)

The following customers accounted for at least 10 percent of Applied’s net sales for the six months ended April 27, 2014, which were for products in multiple reportable segments.

Percentage of Net Sales
Taiwan Semiconductor Manufacturing Company Limited	25%
Samsung Electronics Co., Ltd.	17%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis is provided in addition to the accompanying consolidated condensed financial statements and notes to assist in understanding Applied's results of operations and financial condition. Financial information as of April 27, 2014 should be read in conjunction with the financial statements for the fiscal year ended October 27, 2013 contained in the Company's Form 10-K filed December 4, 2013.
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

The following tables present certain significant measurements for the periods indicated:

	Three Months Ended			Change
	April 27, 2014	January 26, 2014	April 28, 2013	Q2 2014 over Q1 2014	Q2 2014 over Q2 2013

	(In millions, except per share amounts and percentages)
New orders	$2,629	$2,285	$2,266	$344	$363
Net sales	$2,353	$2,190	$1,973	$163	$380
Gross margin	$1,001	$891	$808	$110	$193
Gross margin percent	42.5%	40.7%	41.0%	1.8 points	1.5 points
Operating income (loss)	$387	$330	$(68)	$57	$455
Operating margin percent	16.4%	15.1%	(3.4)%	1.3 points	19.8 points
Net income (loss)	$262	$253	$(129)	$9	$391
Earnings (loss) per diluted share	$0.21	$0.21	$(0.11)	$—	$0.32
Non-GAAP Adjusted Results
Non-GAAP adjusted gross margin	$1,041	$930	$852	$111	$189
Non-GAAP adjusted gross margin percent	44.2%	42.5%	43.2%	1.7 points	1.0 point
Non-GAAP adjusted operating income	$482	$380	$285	$102	$197
Non-GAAP adjusted operating margin percent	20.5%	17.4%	14.4%	3.1 points	6.1 points
Non-GAAP adjusted net income	$348	$279	$199	$69	$149
Non-GAAP adjusted earnings per diluted share	$0.28	$0.23	$0.16	$0.05	$0.12

	Six Months Ended		Change
	April 27, 2014	April 28, 2013	YTD Q2 2014 over YTD Q2 2013

	(In millions, except per share amounts and percentages)
New orders	$4,914	$4,379	$535
Net sales	$4,543	$3,546	$997
Gross margin	$1,892	$1,390	$502
Gross margin percent	41.6%	39.2%	2.4 points
Operating income (loss)	$717	$(29)	$746
Operating margin percent	15.8%	(0.8)%	16.6 points
Net income (loss)	$515	$(95)	$610
Earnings (loss) per diluted share	$0.42	$(0.08)	$0.50
Non-GAAP Adjusted Results
Non-GAAP adjusted gross margin	$1,971	$1,478	$493
Non-GAAP adjusted gross margin percent	43.4%	41.7%	1.7 points
Non-GAAP adjusted operating income	$862	$397	$465
Non-GAAP adjusted operating margin percent	19.0%	11.2%	7.8 points
Non-GAAP adjusted net income	$627	$268	$359
Non-GAAP adjusted earnings per diluted share	$0.51	$0.22	$0.29

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results." Fiscal 2014 and 2013 each contain 52 weeks, and the first half of fiscal years 2014 and 2013 each contained 26 weeks.
Mobility continues to be the largest influence on semiconductor industry spending. The first half of fiscal 2014 was characterized by continued demand for semiconductor equipment by foundry customers driven by demand for advanced mobile chips. In addition, demand for semiconductor equipment from memory customers improved during the first half of fiscal 2014 as manufacturers balance supply with demand in their markets. Mobility also represents a significant driver of display industry spending, which has resulted in continued capacity expansion for mobile applications. Demand for TV manufacturing equipment continues to be driven by the market for larger LCD TVs, although this sector remains susceptible to highly cyclical conditions. Investment in solar equipment remained low during the first half of fiscal 2014, despite continued end-market growth, due to ongoing excess manufacturing capacity in the industry.
On September 24, 2013, Applied announced an agreement with Tokyo Electron Limited (TEL), a Japanese corporation and global supplier of semiconductor and flat panel display production equipment, and provider of technical support and services for semiconductor, flat panel display and PV panel production equipment, to effect a combination of their respective businesses into a new combined company. The combination is expected to bring together leading technologies and products and create an expanded set of capabilities in precision materials engineering and patterning. Under the agreement, which was amended February 14, 2014, the closing of the transaction is subject to customary conditions, including approval by Applied’s and TEL’s stockholders and regulatory approvals. A meeting of Applied stockholders is scheduled for June 23, 2014, and a meeting of TEL shareholders is scheduled for June 20, 2014, to approve the business combination.
Results of Operations

New Orders
New orders by reportable segment for the periods indicated were as follows:

	Three Months Ended						Change
	April 27, 2014		January 26, 2014		April 28, 2013		Q2 2014 over Q1 2014	Q2 2014 over Q2 2013

	(In millions, except percentages)
Silicon Systems Group	$1,664	63%	$1,569	69%	$1,551	68%	6%	7%
Applied Global Services	537	20%	597	26%	481	21%	(10)%	12%
Display	340	13%	79	3%	195	9%	330%	74%
Energy and Environmental Solutions	88	4%	40	2%	39	2%	120%	126%
Total	$2,629	100%	$2,285	100%	$2,266	100%	15%	16%

	Six Months Ended				Change
	April 27, 2014		April 28, 2013		YTD Q2 2014 over YTD Q2 2013

	(In millions, except percentages)
Silicon Systems Group	$3,233	66%	$2,914	67%	11%
Applied Global Services	1,134	23%	1,025	23%	11%
Display	419	8%	333	8%	26%
Energy and Environmental Solutions	128	3%	107	2%	20%
Total	$4,914	100%	$4,379	100%	12%
New orders for the second quarter of fiscal 2014 increased compared to the prior quarter due to higher demand for display and semiconductor equipment, partially offset by lower orders for semiconductor services due to the timing of contract renewals. New orders increased compared to the same period in fiscal 2013 due to higher demand for display and semiconductor equipment. The Silicon Systems Group's proportion of total new orders relative to other segments decreased compared to the prior quarter but continues to comprise the majority of the Company's total new orders.

New orders for the first half of fiscal 2014 increased compared to the same period in fiscal 2013, primarily as a result of increased demand for display and semiconductor equipment, as well as semiconductor spares and services and equipment upgrades.
New orders by geographic region, determined by the product shipment destination specified by the customer, were as follows:

	Three Months Ended						Change
	April 27, 2014		January 26, 2014		April 28, 2013		Q2 2014 over Q1 2014	Q2 2014 over Q2 2013

	(In millions, except percentages)
Taiwan	$660	25%	$984	43%	$902	40%	(33)%	(27)%
China	596	23%	326	14%	276	12%	83%	116%
Korea	378	14%	240	11%	259	11%	58%	46%
Japan	203	8%	163	7%	191	8%	25%	6%
Southeast Asia	72	3%	50	2%	67	3%	44%	7%
Asia Pacific	1,909	73%	1,763	77%	1,695	74%	8%	13%
United States	521	20%	403	18%	398	18%	29%	31%
Europe	199	7%	119	5%	173	8%	67%	15%
Total	$2,629	100%	$2,285	100%	$2,266	100%	15%	16%

	Six Months Ended				Change
	April 27, 2014		April 28, 2013		YTD Q2 2014 over YTD Q2 2013

	(In millions, except percentages)
Taiwan	$1,644	34%	$1,808	41%	(9)%
China	922	19%	514	12%	79%
Korea	618	13%	457	11%	35%
Japan	366	7%	372	8%	(2)%
Southeast Asia	122	2%	132	3%	(8)%
Asia Pacific	3,672	75%	3,283	75%	12%
United States	924	19%	789	18%	17%
Europe	318	6%	307	7%	4%
Total	$4,914	100%	$4,379	100%	12%
The increase in new orders from customers in China in the second quarter and first half of fiscal 2014 compared to the first quarter of fiscal 2014 and the comparable periods in the prior year primarily reflected increased demand for TV manufacturing equipment. The increase in new orders from customers in China in the second quarter of fiscal 2014 was partially offset by decreased demand for semiconductor equipment. The changes in new orders from customers in Taiwan, Korea and United States in the second quarter and first half of fiscal 2014 compared to the first quarter of fiscal 2014 and the comparable periods in the prior year primarily reflected changes in relative demand for semiconductor equipment among foundry, memory and logic customers.

Changes in backlog during the six months ended April 27, 2014 were as follows:

April 27, 2014
(In millions)
Beginning balance	$2,372
New orders	4,914
Net sales	(4,543)
Net adjustments	(8)
Ending balance	$2,735
Backlog consists of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; and (2) contractual service revenue and maintenance fees to be earned within the next 12 months. Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods due to the potential for customer changes in delivery schedules or cancellation of orders. Backlog adjustments included an unfavorable foreign currency impact, partially offset by re-bookings. Approximately 80 percent of the backlog as of the end of the second quarter of fiscal 2014 is anticipated to be shipped within the next two quarters.
Backlog by reportable segment as of the end of the most recent three fiscal quarters was as follows:

	April 27, 2014		January 26, 2014		October 27, 2013		Q2 2014 over Q1 2014	Q2 2014 over Q4 2013

	(In millions, except percentages)
Silicon Systems Group	$1,449	53%	$1,370	56%	$1,295	55%	6%	12%
Applied Global Services	642	24%	659	27%	591	25%	(3)%	9%
Display	475	17%	281	12%	361	15%	69%	32%
Energy and Environmental Solutions	169	6%	125	5%	125	5%	35%	35%
Total	$2,735	100%	$2,435	100%	$2,372	100%	12%	15%
Total backlog increased in the second quarter of fiscal 2014 compared to the prior quarter primarily due to higher demand for display equipment. In the second quarter of fiscal 2014, approximately 54 percent of net sales in the Silicon Systems Group, Applied’s largest business segment, were for orders received and shipped within the quarter, up from 47 percent in the prior quarter.

Net Sales
Net sales by reportable segment for the periods indicated were as follows:

	Three Months Ended						Change
	April 27, 2014		January 26, 2014		April 28, 2013		Q2 2014 over Q1 2014	Q2 2014 over Q2 2013

	(In millions, except percentages)
Silicon Systems Group	$1,584	67%	$1,484	68%	$1,291	65%	7%	23%
Applied Global Services	534	23%	507	23%	517	26%	5%	3%
Display	147	6%	159	7%	127	7%	(8)%	16%
Energy and Environmental Solutions	88	4%	40	2%	38	2%	120%	132%
Total	$2,353	100%	$2,190	100%	$1,973	100%	7%	19%

	Six Months Ended				Change
	April 27, 2014		April 28, 2013		YTD Q2 2014 over YTD Q2 2013

	(In millions, except percentages)
Silicon Systems Group	$3,068	67%	$2,260	64%	36%
Applied Global Services	1,041	23%	988	28%	5%
Display	306	7%	214	6%	43%
Energy and Environmental Solutions	128	3%	84	2%	52%
Total	$4,543	100%	$3,546	100%	28%
Net sales for the second quarter of fiscal 2014 increased compared to the prior quarter primarily reflecting increased customer spending on semiconductor and solar equipment, as well as equipment upgrades, partially offset by lower customer spending on display equipment due to uneven spending patterns. The Silicon Systems Group’s relative share of total net sales remained essentially flat compared to the prior quarter and remains the largest contributor of net sales. The Silicon Systems Group and Applied Global Services comprised at least 90 percent of Applied's total net sales for all periods presented.
For the second quarter and first half of fiscal 2014 compared to the same periods in the prior year, net sales increased across all segments primarily due to increased customer investments in semiconductor, display and solar equipment.
Net sales by geographic region, determined by the location of customers' facilities to which products were shipped, were as follows:

	Three Months Ended						Change
	April 27, 2014		January 26, 2014		April 28, 2013		Q2 2014 over Q1 2014	Q2 2014 over Q2 2013

	(In millions, except percentages)
Taiwan	$781	33%	$705	32%	$828	42%	11%	(6)%
China	428	18%	589	27%	183	9%	(27)%	134%
Korea	351	15%	201	9%	226	12%	75%	55%
Japan	215	9%	164	8%	157	8%	31%	37%
Southeast Asia	52	2%	87	4%	73	4%	(40)%	(29)%
Asia Pacific	1,827	77%	1,746	80%	1,467	75%	5%	25%
United States	370	16%	280	13%	362	18%	32%	2%
Europe	156	7%	164	7%	144	7%	(5)%	8%
Total	$2,353	100%	$2,190	100%	$1,973	100%	7%	19%

	Six Months Ended				Change
	April 27, 2014		April 28, 2013		YTD Q2 2014 over YTD Q2 2013

	(In millions, except percentages)
Taiwan	$1,486	33%	$1,393	39%	7%
China	1,017	23%	310	9%	228%
Korea	552	12%	431	12%	28%
Japan	379	8%	255	7%	49%
Southeast Asia	139	3%	131	4%	6%
Asia Pacific	3,573	79%	2,520	71%	42%
United States	650	14%	763	22%	(15)%
Europe	320	7%	263	7%	22%
Total	$4,543	100%	$3,546	100%	28%
The changes in net sales from customers in China, Korea and United States in the second quarter of fiscal 2014 compared to the prior quarter primarily reflected changes in relative demand for semiconductor equipment among foundry and memory customers.
The increase in net sales from customers in China in the second quarter and first half of fiscal 2014 compared to the same periods in the prior year were primarily due to increased investment in TV manufacturing equipment and semiconductor equipment. The increase in net sales from customers in Korea in the second quarter and first half of fiscal 2014 compared to the same periods in the prior year were primarily due to increased investment in semiconductor equipment from memory customers.
Gross Margin
Gross margins for the periods indicated were as follows:

	Three Months Ended			Change		Six Months Ended		Change
	April 27, 2014	January 26, 2014	April 28, 2013	Q2 2014 over Q1 2014	Q2 2014 over Q2 2013	April 27, 2014	April 28, 2013	YTD Q2 2014 over YTD Q2 2013

	(In millions, except percentages)
Gross margin	$1,001	$891	$808	$110	$193	$1,892	$1,390	$502
Gross margin percent	42.5%	40.7%	41.0%	1.8 points	1.5 points	41.6%	39.2%	2.4 points
Non-GAAP Adjusted Results
Non-GAAP adjusted gross margin	$1,041	$930	$852	$111	$189	$1,971	$1,478	$493
Non-GAAP adjusted gross margin percent	44.2%	42.5%	43.2%	1.7 points	1.0 point	43.4%	41.7%	1.7 points
Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
Gross margin and non-GAAP adjusted gross margin, as well as gross margin percent and non-GAAP adjusted gross margin percent, increased in the second quarter of fiscal 2014 compared to the prior quarter and the comparable periods in the prior year, primarily reflecting higher net sales, the partial recovery of a regional customs duty assessment charge, sale of solar wafering tools that were written down in prior years and lower inventory charges and manufacturing costs. Gross margin and non-GAAP adjusted gross margin during the three months ended April 27, 2014, January 26, 2014 and April 28, 2013 included $13 million, $14 million and $12 million, respectively, of share-based compensation expense. Gross margin and non-GAAP adjusted gross margin during the six months ended April 27, 2014 and April 28, 2013 included $27 million and $24 million, respectively, of share-based compensation expense.

Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended			Change		Six Months Ended		Change
	April 27, 2014	January 26, 2014	April 28, 2013	Q2 2014 over Q1 2014	Q2 2014 over Q2 2013	April 27, 2014	April 28, 2013	YTD Q2 2014 over YTD Q2 2013

	(In millions)
Research, development and engineering	$355	$356	$344	$(1)	$11	$711	$648	$63

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

As part of its growth strategy, Applied has taken certain actions, including workforce reductions and reprioritization of existing spending, to enable increased funding for investments in technical capabilities and critical RD&E programs that address profitable opportunities in current and new markets, with a focus on semiconductor technologies. RD&E expenses in the second quarter of fiscal 2014 were flat compared to the prior quarter. RD&E expenses in the second quarter and first half of fiscal 2014 were higher compared to the comparable periods in fiscal 2013, reflecting the impact of ongoing product development initiatives. RD&E expenses during the three months ended April 27, 2014, January 26, 2014 and April 28, 2013 included $16 million, $17 million and $13 million, respectively, of share-based compensation expense. RD&E expense during the six months ended April 27, 2014 and April 28, 2013 included $33 million and $25 million, respectively, of share-based compensation expense.

Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended			Change		Six Months Ended		Change
	April 27, 2014	January 26, 2014	April 28, 2013	Q2 2014 over Q1 2014	Q2 2014 over Q2 2013	April 27, 2014	April 28, 2013	YTD Q2 2014 over YTD Q2 2013

	(In millions)
Marketing and selling	$107	$109	$118	$(2)	$(11)	$216	$223	$(7)
Marketing and selling expenses for the second quarter of fiscal 2014 were flat compared to the prior quarter. Marketing and selling expenses for the second quarter and first half of fiscal 2014 decreased from the same periods in fiscal 2013 mainly due to headcount reductions. Marketing and selling expenses during the three months ended April 27, 2014, January 26, 2014 and April 28, 2013 included $5 million, $6 million, $5 million, respectively, of share-based compensation. Marketing and selling expenses during the six months ended April 27, 2014 and April 28, 2013 included $11 million and $10 million, respectively, of share-based compensation.
General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended			Change		Six Months Ended		Change
	April 27, 2014	January 26, 2014	April 28, 2013	Q2 2014 over Q1 2014	Q2 2014 over Q2 2013	April 27, 2014	April 28, 2013	YTD Q2 2014 over YTD Q2 2013

	(In millions)
General and administrative	$152	$89	$126	$63	$26	$241	$251	$(10)
G&A expenses for the second quarter of fiscal 2014 increased from the prior quarter and the comparable period in fiscal 2013. During the second quarter of fiscal 2014, an unrealized loss of $23 million was recorded, related to foreign exchange option contracts associated with the announced business combination with TEL, while an unrealized gain of $24 million related to these contracts was recorded in the first quarter of fiscal 2014. In addition, the first quarter of fiscal 2014 included temporary shutdown savings. G&A expenses for the first half of fiscal 2014 decreased from the same period in the prior year primarily due to lower administrative function expenses as a result of previously announced restructuring activities, partially offset by increase in deal and integration costs. G&A expenses during the three months ended April 27, 2014, January 26, 2014 and April 28, 2013 included $8 million, $9 million and $9 million, respectively, of share-based compensation. G&A expenses during the six months ended April 27, 2014 and April 28, 2013 each included $17 million, of share-based compensation.

Restructuring Charges and Asset Impairments
Restructuring charges and asset impairments for the periods indicated were as follows:

	Three Months Ended			Change		Six Months Ended		Change
	April 27, 2014	January 26, 2014	April 28, 2013	Q2 2014 over Q1 2014	Q2 2014 over Q2 2013	April 27, 2014	April 28, 2013	YTD Q2 2014 over YTD Q2 2013

	(In millions)
Restructuring charges and asset impairments	$—	$7	$10	$(7)	$(10)	$7	$19	$(12)
On October 3, 2012, Applied announced a restructuring plan (the 2012 Global Restructuring Plan) to realign its global workforce and enhance its ability to invest for growth. Under this plan, Applied implemented a voluntary retirement program and other workforce reduction actions that affected approximately 1,300 positions. During the three months ended January 26, 2014, Applied recognized $7 million of employee-related costs in connection with the 2012 Global Restructuring Plan. During the three and six months ended April 28, 2013, Applied recognized $4 million and $8 million, respectively, of employee-related costs in connection with the 2012 Global Restructuring Plan. These costs were not allocated to the segments. As of January 26, 2014, principal activities related to this plan were complete. Total costs incurred in implementing this plan were $152 million.
For further details, see Note 11 of Notes to Consolidated Condensed Financial Statements.
Interest Expense and Interest and Other Income, net
Interest expense and interest and other income, net for the periods indicated were as follows:

	Three Months Ended			Change		Six Months Ended		Change
	April 27, 2014	January 26, 2014	April 28, 2013	Q2 2014 over Q1 2014	Q2 2014 over Q2 2013	April 27, 2014	April 28, 2013	YTD Q2 2014 over YTD Q2 2013

	(In millions)
Interest expense	$23	$25	$24	$(2)	$(1)	$48	$48	$—
Interest and other income, net	$1	$10	$2	$(9)	$(1)	$11	$5	$6
Interest expense remained flat in the second quarter of fiscal 2014 compared to the prior quarter and for the second quarter and first half of fiscal 2014 compared to the same periods in fiscal 2013. Interest expenses incurred were primarily associated with the senior unsecured notes issued in June 2011.

Interest and other income, net decreased in the second quarter of fiscal 2014 compared to the prior quarter and increased in the first half of fiscal 2014 compared to the same period in fiscal 2013, primarily due to realized gains on sales of securities recorded during the first quarter of fiscal 2014.

Income Taxes
Provision for income taxes and effective tax rates for the periods indicated are as follows:

	Three Months Ended			Change		Six Months Ended		Change
	April 27, 2014	January 26, 2014	April 28, 2013	Q2 2014 over Q1 2014	Q2 2014 over Q2 2013	April 27, 2014	April 28, 2013	YTD Q2 2014 over YTD Q2 2013

	(In millions, except percentages)
Provision for income taxes	$103	$62	$39	$41	$64	$165	$23	$142
Effective tax rate	28.2%	19.7%	(43.3)%	8.5 points	71.5 points	24.3%	(31.9)%	56.2 points
Applied’s effective tax rate is affected by the relative amount of income earned in different jurisdictions, including jurisdictions with income tax incentives, and the tax rates in those jurisdictions. It is also affected by discrete events that are not consistent from period to period such as changes in income tax legislation and income tax examinations.
The effective tax rates for the second quarter of fiscal 2014 and first quarter of fiscal 2014 were 28.2 percent and 19.7 percent, respectively. The effective tax rate for the second quarter of fiscal 2014 was higher than the effective tax rate in the prior quarter primarily due to the resolution of income tax filings and changes in the geographical composition of income. The effective tax rates for the second quarter and first six months of fiscal 2013 were negative primarily due to a goodwill impairment charge recorded in the second quarter of fiscal 2013 that was not deductible.

Segment Information
Applied reports financial results in four segments: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. A description of the products and services, as well as financial data, for each reportable segment can be found in Note 16 of Notes to Consolidated Condensed Financial Statements. Applied does not allocate to its reportable segments certain operating expenses that it manages separately at the corporate level. These unallocated costs include costs for share-based compensation; certain management, finance, legal, human resource, and RD&E functions provided at the corporate level; and unabsorbed information technology and occupancy. In addition, Applied does not allocate to its reportable segments restructuring and asset impairment charges and any associated adjustments related to restructuring actions, unless these actions pertain to a specific reportable segment.
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
The competitive environment for the Silicon Systems Group in the first half of fiscal 2014 reflected continued investment by the semiconductor industry, with foundries remaining the primary driver of the segment’s net sales as customers ramp new factories to meet demand for advanced mobile chips. Net sales to memory customers also improved as manufacturers of DRAM and NAND balance supply with demand in their markets.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	April 27, 2014	January 26, 2014	April 28, 2013	Q2 2014 over Q1 2014		Q2 2014 over Q2 2013

	(In millions, except percentages and ratios)
New orders	$1,664	$1,569	$1,551	$95	6%	$113	7%
Net sales	1,584	1,484	1,291	100	7%	293	23%
Book to bill ratio	1.1	1.1	1.2
Operating income	391	314	283	77	25%	108	38%
Operating margin	24.7%	21.2%	21.9%		3.5 points		2.8 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$433	$357	$329	76	21%	104	32%
Non-GAAP adjusted operating margin percent	27.3%	24.1%	25.5%		3.2 points		1.8 points

	Six Months Ended		Change
	April 27, 2014	April 28, 2013	YTD Q2 2014 over YTD Q2 2013

	(In millions, except percentages and ratios)
New orders	$3,233	$2,914	$319	11%
Net sales	3,068	2,260	808	36%
Book to bill ratio	1.1	1.3
Operating income	705	417	288	69%
Operating margin	23.0%	18.5%		4.5 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$790	$509	281	55%
Non-GAAP adjusted operating margin percent	25.7%	22.5%		3.2 points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."

New orders for the Silicon Systems Group by end use application for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 27, 2014	January 26, 2014	April 28, 2013	April 27, 2014	April 28, 2013
Foundry	50%	60%	66%	55%	69%
Memory	38%	32%	21%	35%	18%
Logic and other	12%	8%	13%	10%	13%
	100%	100%	100%	100%	100%
New orders for the second quarter of fiscal 2014 increased from the first quarter of fiscal 2014 primarily due to higher demand from logic and memory customers, partially offset by decreased demand from foundry customers. New orders from foundry customers still comprise the majority of this segment's new orders. Net sales for the second quarter of fiscal 2014 increased sequentially primarily due to higher spending from memory customers. Approximately 54 percent of net sales in the first quarter of fiscal 2014 were for orders received and shipped within the quarter. Operating income and non-GAAP adjusted operating income increased in the second quarter of fiscal 2014 compared to the prior quarter, primarily reflecting increased net sales and favorable product mix. In the second quarter of fiscal 2014, three customers accounted for approximately 60 percent of this segment's total new orders and net sales.
New orders and net sales for the second quarter and first half of fiscal 2014 increased compared to the same periods in fiscal 2013 mainly due to increased demand and spending from memory customers. Operating income and non-GAAP adjusted operating income increased in the second quarter and first half of fiscal 2014 compared to the same periods in the prior year, reflecting the increase in net sales, partially offset by increased RD&E spending and unfavorable changes in product mix.
The following regions accounted for at least 30 percent of total net sales for the Silicon Systems Group segment for one or more of the periods indicated:

	Three Months Ended						Change
	April 27, 2014		January 26, 2014		April 28, 2013		Q2 2014 over Q1 2014	Q2 2014 over Q2 2013

	(In millions, except percentages)
Taiwan	$652	41%	$593	40%	$716	55%	10%	(9)%

	Six Months Ended				Change
	April 27, 2014		April 28, 2013		YTD Q2 2014 over YTD Q2 2013

	(In millions, except percentages)
Taiwan	$1,245	41%	$1,178	52%	6%

Applied Global Services Segment
The Applied Global Services segment encompasses integrated solutions to optimize equipment and fab performance and productivity, including spares, upgrades, services, remanufactured earlier generation equipment and factory automation software for semiconductor, display and solar products. Customer demand for products and services is fulfilled through a global distribution system with trained service engineers located in close proximity to customer sites.
Industry conditions that affected Applied Global Services' sales of spares and services during the first half of fiscal 2014 were principally semiconductor manufacturers' wafer starts, as well as utilization rates.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	April 27, 2014	January 26, 2014	April 28, 2013	Q2 2014 over Q1 2014		Q2 2014 over Q2 2013

	(In millions, except percentages and ratios)
New orders	$537	$597	$481	$(60)	(10)%	$56	12%
Net sales	534	507	517	27	5%	17	3%
Book to bill ratio	1.0	1.2	0.9
Operating income	148	125	118	23	18%	30	25%
Operating margin	27.7%	24.7%	22.8%		3.0 points		4.9 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	150	126	120	24	19%	30	25%
Non-GAAP adjusted operating margin percent	28.1%	24.9%	23.2%		3.2 points		4.9 points

	Six Months Ended		Change
	April 27, 2014	April 28, 2013	YTD Q2 2014 over YTD Q2 2013

	(In millions, except percentages and ratios)
New orders	$1,134	$1,025	$109	11%
Net sales	1,041	988	53	5%
Book to bill ratio	1.1	1.0
Operating income	273	207	66	32%
Operating margin	26.2%	21.0%		5.2 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$276	$211	65	31%
Non-GAAP adjusted operating margin percent	26.5%	21.4%		5.1 points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
New orders for the second quarter of fiscal 2014 decreased compared to the prior quarter primarily due to the timing of service contract renewals, which typically occur in the first quarter. Net sales for the second quarter of fiscal 2014 increased from the prior quarter primarily due to higher investment in display equipment upgrades and semiconductor spares. Operating income and non-GAAP adjusted operating income were higher than in the prior quarter, primarily due to higher net sales, partial recovery of a regional customs duty assessment charge, lower operating expenses from spending controls and favorable product mix.
New orders for the second quarter of fiscal 2014 increased compared to the same period in fiscal 2013 mainly due to increased demand for mask equipment upgrades and semiconductor spares and services. Net sales for the second quarter of fiscal 2014 increased slightly compared to the same period in fiscal 2013 primarily due to increased demand for display equipment upgrades and semiconductor spares and services. Operating income and non-GAAP adjusted operating income increased in the second quarter of fiscal 2014 compared to the same period in the prior year, reflecting the increase in net sales.
New orders and net sales for the first half of fiscal 2014 increased compared to the same period in fiscal 2013 mainly due to increased demand for semiconductor spares and services, as well as equipment upgrades. Operating income and non-GAAP adjusted operating income increased in the first half of fiscal 2014 compared to the same period in the prior year, reflecting the increase in net sales as well as the partial recovery of a regional customs duty assessment charge.
There was no single region that accounted for at least 30 percent of total net sales for the Applied Global Services segment for any of the periods presented.
Display Segment
The Display segment encompasses products for manufacturing liquid crystal displays (LCDs), organic light-emitting diodes (OLEDs), and other display technologies for TVs, personal computers (PCs), tablets, smart phones, and other consumer-oriented devices. The segment is focused on expanding its presence through technologically-differentiated equipment for manufacturing large-scale TVs; entry into new markets such as the low temperature polysilicon (LTPS), metal oxide, and touch panel sectors; and development of products that enable cost reductions through productivity and uniformity. Display industry growth depends primarily on consumer demand for increasingly larger and more advanced LCD TVs and high resolution displays for next generation mobile devices.
The market environment for Applied's Display segment in 2014 is characterized by continued demand for manufacturing equipment for TV and high-end mobile devices, although this sector remains susceptible to highly cyclical conditions.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	April 27, 2014	January 26, 2014	April 28, 2013	Q2 2014 over Q1 2014		Q2 2014 over Q2 2013

	(In millions, except percentages and ratios)
New orders	$340	$79	$195	$261	330%	$145	74%
Net sales	147	159	127	(12)	(8)%	20	16%
Book to bill ratio	2.3	0.5	1.5
Operating income	26	26	19	—	—%	7	37%
Operating margin	17.7%	16.4%	15.0%		1.3 points		2.7 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$26	$27	$21	(1)	(4)%	5	24%
Non-GAAP adjusted operating margin percent	17.7%	17.0%	16.5%		0.7 point		1.2 points

	Six Months Ended		Change
	April 27, 2014	April 28, 2013	YTD Q2 2014 over YTD Q2 2013

	(In millions, except percentages and ratios)
New orders	$419	$333	$86	26%
Net sales	306	214	92	43%
Book to bill ratio	1.4	1.6
Operating income	52	22	30	136%
Operating margin	17.0%	10.3%		6.7 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$53	$26	27	104%
Non-GAAP adjusted operating margin percent	17.3%	12.1%		5.2 points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
New orders for the second quarter of fiscal 2014 increased compared to the prior quarter primarily reflecting higher demand for TV manufacturing equipment in China. Net sales were slightly lower compared to the prior quarter. Uneven order and revenue patterns in the Display segment can cause significant fluctuations quarter-over-quarter, as well as year-over year. Operating income and non-GAAP adjusted operating income were essentially flat. Operating margin percent and non-GAAP adjusted operating margin percent increased over the prior quarter, despite a decrease in net sales, as a result of lower inventory reserves. Two customers accounted for approximately 99 percent of new orders for the Display segment in the second quarter of fiscal 2014, with each customer accounting for more than 40 percent of new orders. One customer accounted for 68 percent of net sales for this segment in the second quarter of fiscal 2014.
New orders and net sales for the second quarter and first half of fiscal 2014 increased compared to the same periods in the prior year primarily due to higher demand for TV manufacturing equipment. Operating income and non-GAAP adjusted operating income increased for the second quarter and first half of fiscal 2014 from the comparable periods in fiscal 2013, reflecting increased net sales, better installation and warranty performance, and material and manufacturing cost reductions, partially offset by increased research and development expenses.
The following regions accounted for at least 30 percent of total net sales for the Display segment for one or more of the periods indicated:

	Three Months Ended						Change
	April 27, 2014		January 26, 2014		April 28, 2013		Q2 2014 over Q1 2014	Q2 2014 over Q2 2013

	(In millions, except percentages)
China	$135	92%	$155	97%	$30	24%	(13)%	350%
Korea	$1	1%	$4	3%	$59	46%	(75)%	(98)%

	Six Months Ended				Change
	April 27, 2014		April 28, 2013		YTD Q2 2014 over YTD Q2 2013

	(In millions, except percentages)
China	$290	95%	$74	35%	292%
Korea	$5	2%	$102	48%	(95)%

Energy and Environmental Solutions Segment
The Energy and Environmental Solutions segment includes products for fabricating crystalline-silicon (c-Si) solar PV wafers and cells, as well as high throughput roll-to-roll deposition equipment for flexible electronics, packaging and other applications. This business is focused on delivering solutions to generate and conserve energy, with an emphasis on lowering the cost to produce solar modules and increasing conversion efficiency. While end-demand for solar PVs has been robust over the last several years, investment in capital equipment has remained low as global PV production capacity exceeds anticipated demand. The solar equipment environment improved slightly in the first half of fiscal 2014 relative to the same period in the previous year.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	April 27, 2014	January 26, 2014	April 28, 2013	Q2 2014 over Q1 2014		Q2 2014 over Q2 2013

	(In millions, except percentages and ratios)
New orders	$88	$40	$39	$48	120%	$49	126%
Net sales	88	40	38	48	120%	50	132%
Book to bill ratio	1.0	1.0	1.0
Operating income (loss)	5	(11)	(322)	16	145%	327	102%
Operating margin	5.7%	(27.5)%	(847.4)%		33.2 points		853.1 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income (loss)	7	(10)	(34)	17	170%	41	121%
Non-GAAP adjusted operating margin percent	8.0%	(25.0)%	(89.5)%		33.0 points		97.5 points

	Six Months Ended		Change
	April 27, 2014	April 28, 2013	YTD Q2 2014 over YTD Q2 2013

	(In millions, except percentages and ratios)
New orders	$128	$107	$21	20%
Net sales	128	84	44	52%
Book to bill ratio	1.0	1.3
Operating loss	(6)	(376)	370	98%
Operating margin	(4.7)%	(447.6)%		442.9 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating loss	$(3)	$(78)	75	96%
Non-GAAP adjusted operating margin percent	(2.3)%	(92.9)%		90.6 points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results.".
New orders and net sales for the second quarter and first half of fiscal 2014, while higher than in the prior quarter and the same periods in fiscal 2013, still remained at low levels due to continued excess manufacturing capacity in the solar industry. Two customers accounted for approximately 60 percent of net sales for this segment during the second quarter of fiscal 2014. Operating margin and non-GAAP adjusted operating margin increased for the second quarter and first half of fiscal 2014 compared to the prior quarter and the same periods in fiscal 2013, due to lower inventory charges, sales of solar wafering tools that were written down in prior years and continued cost reduction measures and spending controls. Operating loss for the second quarter and first half of fiscal 2013 included $278 million in goodwill and intangible asset impairment charges.
The following regions accounted for at least 30 percent of total net sales for the Energy and Environmental Solutions segment for one or more of the periods presented:

	Three Months Ended						Change
	April 27, 2014		January 26, 2014		April 28, 2013		Q2 2014 over Q1 2014	Q2 2014 over Q2 2013

	(In millions, except percentages)
China	$65	74%	$11	28%	$21	55%	491%	210%
Europe	$9	10%	$17	43%	$9	24%	(47)%	—%

	Six Months Ended				Change
	April 27, 2014		April 28, 2013		YTD Q2 2014 over YTD Q2 2013

	(In millions, except percentages)
China	$76	59%	$36	43%	111%
Europe	$26	20%	$18	22%	44%

Financial Condition, Liquidity and Capital Resources
Applied's cash, cash equivalents and investments consist of the following:

	April 27, 2014	October 27, 2013

	(In millions)
Cash and cash equivalents	$2,453	$1,711
Short-term investments	146	180
Long-term investments	836	1,005
Total cash, cash-equivalents and investments	$3,435	$2,896
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Six Months Ended
	April 27, 2014	April 28, 2013

	(In millions)
Cash provided by operating activities	$809	$240
Cash provided by investing activities	$84	$192
Cash used in financing activities	$(151)	$(279)
Operating Activities
Cash from operating activities for the six months ended April 27, 2014 was $809 million, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation, and restructuring and asset impairments. Cash from operations reflected higher business volumes and increases in deferred revenue, partially offset by increases in inventories. The increases in inventories were mainly due to higher deferred inventory at the end of the second quarter of fiscal 2014.
Applied discounted $29 million of letters of credit issued by customers during the three and six months ended April 27, 2014 and none during the three and six months ended April 28, 2013. Discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied factored accounts receivable of $45 million during the six months ended April 27, 2014 and none during the three months ended April 27, 2014 or the three and the six months ended April 28, 2013.
Applied’s working capital was $3.7 billion at April 27, 2014 and $3.2 billion at October 27, 2013.
Days sales, inventory and payable outstanding at the end of each of the periods indicated were:

	April 27, 2014	January 26, 2014	April 28, 2013

Days sales outstanding	62	63	59
Days inventory outstanding	105	107	103
Days payable outstanding	41	45	41
Days sales outstanding varies due to the timing of shipments and payment terms, and decreased slightly in the second quarter of fiscal 2014 compared to the prior quarter. Days inventory outstanding and days payable outstanding decreased in the second quarter of fiscal 2014 compared to the prior quarter reflecting higher business volumes, partially offset by higher deferred inventory at quarter end. Days inventory outstanding increased during the second quarter of fiscal 2014 compared to the same period in the prior year reflecting higher inventory purchases due to increased business volumes.

Investing Activities
Applied generated $84 million of cash from investing activities during the six months ended April 27, 2014. Proceeds from sales and maturities of investments, net of purchases of investments, totaled $197 million and capital expenditures were $113 million during the six months ended April 27, 2014.
Financing Activities
Applied used cash for financing activities in the amount of $151 million during the six months ended April 27, 2014, consisting primarily of $242 million in payment of cash dividends to stockholders, offset by proceeds from stock issuances related to equity compensation awards, including associated tax benefits, of $91 million.
In March 2014 and December 2013, Applied's Board of Directors declared quarterly cash dividends in the amount of $0.10 per share. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in May 2017. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at April 27, 2014. Remaining credit facilities in the amount of approximately $78 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both April 27, 2014 and October 27, 2013 and Applied has not utilized these credit facilities.
Applied has debt agreements that contain financial and other covenants. These covenants require Applied to maintain certain minimum financial ratios. At April 27, 2014, Applied was in compliance with all such covenants. See Note 10 of Notes to Consolidated Condensed Financial Statements for additional discussion of long-term debt.
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of April 27, 2014, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $51 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of April 27, 2014, Applied Materials, Inc. has provided parent guarantees to banks for approximately $102 million to cover these arrangements.
Others
During the fourth quarter of fiscal 2013, Applied purchased foreign exchange option contracts to limit its foreign exchange risk associated with the announced business combination with TEL. At April 27, 2014, the fair value of these foreign exchange option contracts was approximately $18 million. To further mitigate credit exposure in connection with these foreign exchange option contracts, the Company entered into security arrangements with certain counterparties, which require the counterparties to post collateral amounting to the approximate fair value of the derivative contracts. The cash collateral is included in cash and cash equivalents in the Consolidated Condensed Statements of Financial Position, with the corresponding liability included in accounts payable and accrued expenses. See Note 5 of Notes to Consolidated Condensed Financial Statements for additional discussion of derivative instruments.
Applied’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, municipal bonds, corporate bonds and mortgage-backed and asset-backed securities, as well as equity securities. Applied regularly monitors the credit risk in its investment portfolio and takes appropriate measures, which may include the sale of certain securities, to manage such risks prudently in accordance with its investment policies. During the three and six months ended April 27, 2014, Applied did not recognize any impairment of its fixed income and publicly traded equity securities. At April 27, 2014, gross unrealized losses due to a decrease in the fair value of certain fixed income securities were not material.

During the six months ended April 27, 2014, Applied did not record a bad debt provision. While Applied believes that its allowance for doubtful accounts at April 27, 2014 is adequate, it will continue to closely monitor customer liquidity and economic conditions.
As of April 27, 2014, approximately $2.1 billion of cash, cash equivalents, and marketable securities held by foreign subsidiaries may be subject to U.S. taxes if repatriated for U.S. operations. Of this amount, Applied intends to permanently reinvest approximately $1.6 billion of these funds outside of the U.S. and does not plan to repatriate these funds. For the remaining cash, cash equivalents and marketable securities held by foreign subsidiaries, U.S. taxes have been provided for in the financial statements.
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

Critical Accounting Policies and Estimates
The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 1 of Notes to Consolidated Financial Statements in Applied's Annual Report on Form 10-K and Note 1 of Notes to Consolidated Condensed Financial Statements in this report describe the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies.
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

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results:
APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended			Six Months Ended
(In millions, except percentages)	April 27, 2014	January 26, 2014	April 28, 2013	April 27, 2014	April 28, 2013

Non-GAAP Adjusted Gross Margin
Reported gross margin - GAAP basis	$1,001	$891	$808	$1,892	$1,390
Certain items associated with acquisitions[1]	39	39	43	78	86
Acquisition integration costs	1	—	1	1	2
Non-GAAP adjusted gross margin	$1,041	$930	$852	$1,971	$1,478
Non-GAAP adjusted gross margin percent (% of net sales)	44.2%	42.5%	43.2%	43.4%	41.7%
Non-GAAP Adjusted Operating Income
Reported operating income (loss) - GAAP basis	$387	$330	$(68)	$717	$(29)
Impairment of goodwill and intangible assets	—	—	278	—	278
Certain items associated with acquisitions[1]	46	45	53	91	107
Acquisition integration costs	10	11	12	21	22
Unrealized loss (gain) on derivative associated with announced business combination	23	(24)	—	(1)	—
Certain items associated with announced business combination[2]	16	11	—	27	—
Restructuring charges and asset impairments[3,4,5]	—	7	10	7	19
Non-GAAP adjusted operating income	$482	$380	$285	$862	$397
Non-GAAP adjusted operating margin percent (% of net sales)	20.5%	17.4%	14.4%	19.0%	11.2%
Non-GAAP Adjusted Net Income
Reported net income (loss) - GAAP basis	$262	$253	$(129)	$515	$(95)
Impairment of goodwill and intangible assets	—	—	278	—	278
Certain items associated with acquisitions[1]	46	45	53	91	107
Acquisition integration costs	10	11	12	21	22
Unrealized loss (gain) on derivative associated with announced business combination	23	(24)	—	(1)	—
Certain items associated with announced business combination[2]	16	11	—	27	—
Restructuring charges and asset impairments[3,4,5]	—	7	10	7	19
Impairment (gain on sale) of strategic investments, net	2	(5)	2	(3)	2
Reinstatement of federal R&D tax credit	—	—	(3)	—	(13)
Resolution of prior years’ income tax filings and other tax items	12	(15)	—	(3)	(11)
Income tax effect of non-GAAP adjustments	(23)	(4)	(24)	(27)	(41)
Non-GAAP adjusted net income	$348	$279	$199	$627	$268

1	These items are incremental charges attributable to completed acquisitions, consisting of inventory fair value adjustments on products sold, and amortization of purchased intangible assets.

2	These items are incremental charges related to the announced business combination agreement with Tokyo Electron Limited, consisting of acquisition-related and integration costs.

3	Results for the three months ended January 26, 2014 and six months ended April 27, 2014 included employee-related costs of $7 million related to the restructuring program announced on October 3, 2012.

4
Results for the three months ended April 28, 2013 included $4 million of employee-related costs related to the restructuring program announced on October 3, 2012 and restructuring and asset impairment charges of $6 million related to the restructuring program announced on May 10, 2012.

5
Results for the six months ended April 28, 2013 included $8 million of employee-related costs, net, related to the restructuring program announced on October 3, 2012, restructuring and asset impairment charges of $9 million related to the restructuring program announced on May 10, 2012 and employee-related costs of $2 million related to the integration of Varian Semiconductor Equipment Associates, Inc (Varian).

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended			Six Months Ended
(In millions, except per share amounts)	April 27, 2014	January 26, 2014	April 28, 2013	April 27, 2014	April 28, 2013

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings (loss) per diluted share - GAAP basis	$0.21	$0.21	$(0.11)	$0.42	$(0.08)
Impairment of goodwill and intangible assets	—	—	0.22	—	0.22
Certain items associated with acquisitions	0.03	0.03	0.04	0.06	0.07
Acquisition integration costs	0.01	0.01	0.01	0.01	0.02
Unrealized loss (gain) on derivative associated with announced business combination	0.01	(0.01)	—	—	—
Certain items associated with announced business combination	0.01	—	—	0.02	—
Restructuring charges and asset impairments	—	—	—	—	0.01
Reinstatement of federal R&D tax credit and resolution of prior years’ income tax filings and other tax items	0.01	(0.01)	—	—	(0.02)
Non-GAAP adjusted earnings per diluted share	$0.28	$0.23	$0.16	$0.51	$0.22
Weighted average number of diluted shares	1,229	1,225	1,217	1,227	1,216

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended			Six Months Ended
(In millions, except percentages)	April 27, 2014	January 26, 2014	April 28, 2013	April 27, 2014	April 28, 2013

SSG Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$391	$314	$283	$705	$417
Certain items associated with acquisitions[1]	42	42	45	84	89
Acquisition integration costs	—	1	1	1	2
Restructuring charges and asset impairments[3]	—	—	—	—	1
Non-GAAP adjusted operating income	$433	$357	$329	$790	$509
Non-GAAP adjusted operating margin percent (% of net sales)	27.3%	24.1%	25.5%	25.7%	22.5%
AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$148	$125	$118	$273	$207
Certain items associated with acquisitions[1]	2	1	1	3	2
Restructuring charges and asset impairments[2,3]	—	—	1	—	2
Non-GAAP adjusted operating income	$150	$126	$120	$276	$211
Non-GAAP adjusted operating margin percent (% of net sales)	28.1%	24.9%	23.2%	26.5%	21.4%
Display Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$26	$26	$19	$52	$22
Certain items associated with acquisitions[1]	—	1	2	1	4
Non-GAAP adjusted operating income	$26	$27	$21	$53	$26
Non-GAAP adjusted operating margin percent (% of net sales)	17.7%	17.0%	16.5%	17.3%	12.1%
EES Non-GAAP Adjusted Operating Income (Loss)
Reported operating income (loss) - GAAP basis	$5	$(11)	$(322)	$(6)	$(376)
Impairment of goodwill and intangible assets	—	—	278	—	278
Certain items associated with acquisitions[1]	2	1	5	3	12
Restructuring charges and asset impairments[2,3]	—	—	5	—	8
Non-GAAP adjusted operating income (loss)	$7	$(10)	$(34)	$(3)	$(78)
Non-GAAP adjusted operating margin percent (% of net sales)	8.0%	(25.0)%	(89.5)%	(2.3)%	(92.9)%

1	These items are incremental charges attributable to completed acquisitions, consisting of inventory fair value adjustments on products sold, and amortization of purchased intangible assets.

2	Results for the three months ended April 28, 2013 included restructuring and asset impairment charges of $6 million related to the restructuring program announced on May 10, 2012.

3
Results for the six months ended April 28, 2013 included restructuring and asset impairment charges of $9 million related to the restructuring program announced on May 10, 2012 and employee-related costs of $2 million related to the integration of Varian.

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
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $0.8 billion at April 27, 2014. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at April 27, 2014, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $14 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. At April 27, 2014, the carrying amount of debt issued by Applied was $1.9 billion with an estimated fair value of $2.2 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s debt issuances of approximately $179 million at April 27, 2014.
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
In certain cases, Applied uses derivatives to hedge specific foreign currency exposures. During the fourth quarter of fiscal 2013, as part of an overall risk management strategy, Applied purchased foreign exchange option contracts to limit its foreign exchange risk associated with the announced business combination with TEL in the event there is a significant weakening in the Japanese yen as compared to the U.S. dollar. The derivatives used to hedge the currency exposure did not qualify for hedge accounting treatment. At April 27, 2014, the fair value of the foreign exchange currency option contracts was approximately $18 million. Applied recorded an unrealized loss of $23 million during the second quarter of fiscal 2014 related to such contracts. Changes in the exchange rate between the U.S. dollar and the Japanese yen would impact Applied's consolidated financial statements.  The future maximum loss exposure on this option contract is generally limited to its fair value as of the most recent balance sheet date. For further details, see Note 5 of Notes to Consolidated Condensed Financial Statements.

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
Changes in Internal Control Over Financial Reporting
During the second quarter of fiscal 2014, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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
Applied’s semiconductor customer base historically has been, and is becoming even more, highly concentrated as a result of economic and industry conditions. In the first half of fiscal 2014, three semiconductor manufacturers accounted for approximately 66 percent of Silicon Systems Group net sales and two customers accounted for 42 percent of Applied’s consolidated net sales. Applied’s display customer base is also highly concentrated, while concentration within Applied’s solar customer base varies depending on the product line but is increasing due to challenging industry conditions. Applied’s customer base is also geographically-concentrated. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for tabular presentations of net sales by geographic region.
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
In the second quarter of fiscal 2014, approximately 84 percent of Applied’s net sales were to customers in regions outside the United States. Moreover, China now represents the largest market for various electronic products, such as TVs, PCs, and smartphones. Certain of Applied’s R&D and manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in Singapore, Taiwan, China, Korea, Israel, Germany and Italy. Applied is also expanding its business and operations in new countries. The global nature of Applied’s business and operations, combined with the need to continually improve the Company’s operating cost structure, presents challenges, including but not limited to those arising from:

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
On September 24, 2013, Applied announced an agreement with Tokyo Electron Limited (TEL), a Japanese corporation and global supplier of semiconductor and flat panel display production equipment, and provider of technical support and services for semiconductor, flat panel display and PV panel production equipment, to effect a strategic combination of their respective businesses. Under the agreement, which was amended February 14, 2014, the closing of the transaction is subject to customary conditions, including approval by Applied’s and TEL’s shareholders and regulatory approvals. The proposed business combination is subject to the risk factors described immediately above, including the risks that the combination may not be consummated in a timely manner or at all; that required  regulatory approvals may not be obtained or may be subject to conditions that reduce the estimated benefits of the combination; that the businesses and operations of Applied and TEL may not be integrated successfully; and, following completion of the transaction, that the inability to effectively integrate operations, systems, technologies, products or employees, changes in laws or regulations, or other factors, may impact the combined company’s ability to realize anticipated synergies and benefits.
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
As a global company, Applied is subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Applied’s future annual and quarterly tax rates could be affected by numerous factors, including changes in the: (1) applicable tax laws; (2) amount and composition of pre-tax income in countries with differing tax rates; (3) plans of the Company to permanently reinvest certain funds held outside of the U.S.; and (4) valuation of Applied’s deferred tax assets and liabilities.
To better align with the international nature of its business, Applied conducts certain manufacturing, supply chain, and other operations in Asia, bringing these activities closer to customers and reducing operating costs. Applied has received authorization to use tax incentives that provide that income earned in certain countries outside the U.S. will be subject to tax holidays or reduced income tax rates. To obtain the benefit of these tax incentives, Applied must meet requirements relating to various activities. Applied’s ability to realize benefits from these incentives could be materially affected if, among other things, applicable requirements are not met or Applied incurs net losses for which it cannot claim a deduction.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of fiscal 2014, there were no shares of common stock repurchased by Applied. On March 5, 2012, the Board of Directors approved a stock repurchase program authorizing up to $3.0 billion in repurchases over the next three years, ending March 2015. At April 27, 2014, $1.6 billion remained available for future stock repurchases under this repurchase program.

Item 6.    Exhibits
Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
2.1	Amendment No.1 to Business Combination Agreement, dated as of February 14, 2014, by and among Applied Materials, Inc., Tokyo Electron Limited and TEL-Applied Holdings B.V.	8-K	000-06920	2.1	2/18/14
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

†	Filed herewith.

‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ ROBERT J. HALLIDAY
Robert J. Halliday Senior Vice President, Chief Financial Officer (Principal Financial Officer)
May 22, 2014

By:	/s/ CHARLES W. READ
Charles W. Read Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
May 22, 2014