Form 10-Q
period 2014-07-27
APPLIED MATERIALS INC /DE
filed 2014-08-21
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of July 27, 2014: 1,218,394,316

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 27, 2014

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
	(Unaudited)
	(In millions, except per share amounts)
Net sales	$2,265	$1,975	$6,808	$5,521
Cost of products sold	1,273	1,169	3,924	3,325
Gross margin	992	806	2,884	2,196
Operating expenses:
Research, development and engineering	357	334	1,068	982
Marketing and selling	108	111	324	334
General and administrative	136	97	377	348
Impairment of goodwill and intangible assets	—	—	—	278
Restructuring charges and asset impairments	—	14	7	33
Total operating expenses	601	556	1,776	1,975
Income from operations	391	250	1,108	221
Interest expense	24	23	72	71
Interest and other income, net	3	1	14	6
Income before income taxes	370	228	1,050	156
Provision for income taxes	69	60	234	83
Net income	$301	$168	$816	$73
Earnings per share:
Basic	$0.25	$0.14	$0.67	$0.06
Diluted	$0.24	$0.14	$0.66	$0.06
Weighted average number of shares:
Basic	1,218	1,203	1,213	1,201
Diluted	1,233	1,220	1,230	1,218
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
	(Unaudited)
	(In millions)
Net income	$301	$168	$816	$73
Other comprehensive income (loss), net of tax:
Change in unrealized net gain on investments	(1)	(4)	(1)	3
Change in unrealized net gain on derivative investments	—	(2)	(2)	5
Change in defined and postretirement benefit plans	—	—	—	(2)
Change in cumulative translation adjustments	—	(1)	(1)	(6)
Other comprehensive income (loss), net of tax	(1)	(7)	(4)	—
Comprehensive income	$300	$161	$812	$73
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	July 27, 2014	October 27, 2013

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,726	$1,711
Short-term investments	145	180
Accounts receivable, net	1,622	1,633
Inventories	1,547	1,413
Other current assets	600	705
Total current assets	6,640	5,642
Long-term investments	957	1,005
Property, plant and equipment, net	849	850
Goodwill	3,294	3,294
Purchased technology and other intangible assets, net	979	1,103
Deferred income taxes and other assets	132	149
Total assets	$12,851	$12,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,689	$1,649
Customer deposits and deferred revenue	1,066	794
Total current liabilities	2,755	2,443
Long-term debt	1,947	1,946
Other liabilities	465	566
Total liabilities	5,167	4,955
Stockholders’ equity:
Common stock	12	12
Additional paid-in capital	6,300	6,151
Retained earnings	12,938	12,487
Treasury stock	(11,524)	(11,524)
Accumulated other comprehensive loss	(42)	(38)
Total stockholders’ equity	7,684	7,088
Total liabilities and stockholders’ equity	$12,851	$12,043
Amounts as of July 27, 2014 are unaudited. Amounts as of October 27, 2013 are derived from the October 27, 2013 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount

	(Unaudited)
	(In millions)
Balance at October 27, 2013	1,204	$12	$6,151	$12,487	717	$(11,524)	$(38)	$7,088
Net income	—	—	—	816	—	—	—	816
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4)	(4)
Dividends	—	—	—	(365)	—	—	—	(365)
Share-based compensation	—	—	132	—	—	—	—	132
Issuance under stock plans, net of a tax benefit of $26 and other	14	—	17	—	—	—	—	17
Balance at July 27, 2014	1,218	$12	$6,300	$12,938	717	$(11,524)	$(42)	$7,684
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	July 27, 2014	July 28, 2013

	(Unaudited)
	(In millions)
Cash flows from operating activities:
Net income	$816	$73
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	281	312
Impairment of goodwill and intangible assets	—	278
Restructuring charges and asset impairments	7	33
Unrealized loss on derivative associated with announced business combination	9	—
Share-based compensation	132	121
Other	37	(102)
Changes in operating assets and liabilities:
Accounts receivable	11	51
Inventories	(133)	(85)
Other assets	70	18
Accounts payable and accrued expenses	(62)	(132)
Customer deposits and deferred revenue	271	—
Other liabilities	(46)	37
Cash provided by operating activities	1,393	604
Cash flows from investing activities:
Capital expenditures	(178)	(141)
Proceeds from sales and maturities of investments	702	737
Purchases of investments	(632)	(438)
Cash provided by (used in) investing activities	(108)	158
Cash flows from financing activities:
Proceeds from common stock issuances and other	93	125
Common stock repurchases	—	(198)
Payments of dividends to stockholders	(363)	(336)
Cash used in financing activities	(270)	(409)
Increase in cash and cash equivalents	1,015	353
Cash and cash equivalents — beginning of year	1,711	1,392
Cash and cash equivalents — end of year	$2,726	$1,745
Supplemental cash flow information:
Cash payments for income taxes	$108	$184
Cash refunds from income taxes	$33	$67
Cash payments for interest	$85	$85

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 27, 2013 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 27, 2013 (2013 Form 10-K). Applied’s results of operations for the three and nine months ended July 27, 2014 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2014 and 2013 each contain 52 weeks, and the first nine months of fiscal 2014 and 2013 each contained 39 weeks.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued authoritative guidance that requires revenue recognition to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new standard will supersede most current revenue recognition guidance, including industry-specific guidance. The guidance becomes effective for Applied in the first quarter of fiscal 2018, and can be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is prohibited. Applied is currently evaluating the impact of this new guidance on Applied's financial position and results of operations.
In April 2014, the FASB issued authoritative guidance that raises the threshold for a disposal transaction to qualify as a discontinued operation and requires additional disclosures about discontinued operations and disposals of individually significant components that do not qualify as discontinued operations. The authoritative guidance becomes effective prospectively for Applied in the first quarter of fiscal 2016. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued.
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

	Three Months Ended		Nine Months Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013

	(In millions, except per share amounts)
Numerator:
Net income	$301	$168	$816	$73
Denominator:
Weighted average common shares outstanding	1,218	1,203	1,213	1,201
Effect of dilutive stock options, restricted stock units and employee stock purchase plan shares	15	17	17	17
Denominator for diluted earnings per share	1,233	1,220	1,230	1,218
Basic earnings per share	$0.25	$0.14	$0.67	$0.06
Diluted earnings per share	$0.24	$0.14	$0.66	$0.06
Potentially dilutive securities	—	1	—	1

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3	Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

July 27, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$745	$—	$—	$745
Cash equivalents:
Money market funds	1,978	—	—	1,978
Municipal securities	3	—	—	3
Total Cash equivalents	1,981	—	—	1,981
Total Cash and Cash equivalents	$2,726	$—	$—	$2,726
Short-term and long-term investments:
U.S. Treasury and agency securities	$72	$—	$—	$72
Non-U.S. government securities*	15	—	—	15
Municipal securities	390	2	—	392
Commercial paper, corporate bonds and medium-term notes	228	1	—	229
Asset-backed and mortgage-backed securities	272	1	2	271
Total fixed income securities	977	4	2	979
Publicly traded equity securities	19	31	—	50
Equity investments in privately-held companies	73	—	—	73
Total short-term and long-term investments	$1,069	$35	$2	$1,102
Total Cash, Cash equivalents and Investments	$3,795	$35	$2	$3,828
 _________________________
* Includes agency debt securities guaranteed by non-U.S. governments, which consist of Germany and Canada.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

October 27, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$611	$—	$—	$611
Cash equivalents:
Money market funds	1,095	—	—	1,095
Municipal securities	5	—	—	5
Total Cash equivalents	1,100	—	—	1,100
Total Cash and Cash equivalents	$1,711	$—	$—	$1,711
Short-term and long-term investments:
U.S. Treasury and agency securities	$170	$—	$—	$170
Non-U.S. government securities	11	—	—	11
Municipal securities	379	2	—	381
Commercial paper, corporate bonds and medium-term notes	218	2	1	219
Asset-backed and mortgage-backed securities	268	2	2	268
Total fixed income securities	1,046	6	3	1,049
Publicly traded equity securities	27	33	—	60
Equity investments in privately-held companies	76	—	—	76
Total short-term and long-term investments	$1,149	$39	$3	$1,185
Total Cash, Cash equivalents and Investments	$2,860	$39	$3	$2,896

 Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments at July 27, 2014:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$134	$134
Due after one through five years	571	573
No single maturity date**	364	395
	$1,069	$1,102
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
During the three and nine months ended July 27, 2014, gross realized gains on investments were $9 million and $21 million, respectively, and gross realized losses on investments were not material. During the three and nine months ended July 28, 2013, gross realized gains and losses on investments were not material.
At July 27, 2014 and October 27, 2013, gross unrealized losses related to Applied's investment portfolio were not material. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss is considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied determined that the gross unrealized losses on its marketable securities at July 27, 2014 and July 28, 2013 were temporary in nature and therefore it did not recognize any impairment of its marketable securities during the three and nine months ended July 27, 2014 or July 28, 2013. Applied recognized $7 million and $13 million of impairment charges on its equity investments in privately-held companies during the three and nine months ended July 27, 2014, respectively, and recorded $3 million and $5 million of impairment charges on its equity investments in privately-held companies during the three and nine months ended July 28, 2013. These impairment charges are included in interest and other income, net in the consolidated condensed statement of operations.
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
Applied’s investments consist primarily of debt securities that are classified as available-for-sale and recorded at their fair values. In determining the fair value of investments, Applied uses pricing information from pricing services that value securities based on quoted market prices and models that utilize observable market inputs. In the event a fair value estimate is unavailable from a pricing service, Applied generally obtains non-binding price quotes from brokers. Applied then reviews the information provided by the pricing services or brokers to determine the fair value of its short-term and long-term investments. In addition, to validate pricing information obtained from pricing services, Applied periodically performs supplemental analysis on a sample of securities. Applied reviews any significant unanticipated differences identified through this analysis to determine the appropriate fair value.
Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of July 27, 2014, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below as of July 27, 2014 and October 27, 2013:

	July 27, 2014			October 27, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Money market funds	$1,978	$—	$1,978	$1,095	$—	$1,095
U.S. Treasury and agency securities	42	30	72	66	104	170
Non-U.S. government securities	—	15	15	—	11	11
Municipal securities	—	395	395	—	386	386
Commercial paper, corporate bonds and medium-term notes	—	229	229	—	219	219
Asset-backed and mortgage-backed securities	—	271	271	—	268	268
Publicly traded equity securities	50	—	50	60	—	60
Foreign exchange derivative assets	—	11	11	—	20	20
Total	$2,070	$951	$3,021	$1,221	$1,008	$2,229
There were no transfers between Level 1 and Level 2 fair value measurements during the three and nine months ended July 27, 2014 or July 28, 2013. Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of July 27, 2014 or October 27, 2013.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. At July 27, 2014, equity investments in privately-held companies totaled $73 million, of which $63 million of investments were accounted for under the cost method of accounting and $10 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. At October 27, 2013, equity investments in privately-held companies totaled $76 million, of which $66 million of investments were accounted for under the cost method of accounting and $10 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. Applied recognized $7 million and $13 million of impairment charges on its equity investments in privately-held companies during the three and nine months ended July 27, 2014, respectively, and $3 million and $5 million during the three and nine months ended July 28, 2013, respectively.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate fair value due to their short maturities. At July 27, 2014, the carrying amount of long-term debt was $1.9 billion and the estimated fair value was $2.2 billion. At October 27, 2013, the carrying amount of long-term debt was $1.9 billion and the estimated fair value was $2.1 billion.The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues.

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

Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income or loss (AOCI) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to derivative instruments included in AOCI at July 27, 2014 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three and nine months ended July 27, 2014 and July 28, 2013.
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
During the fourth quarter of fiscal 2013, Applied purchased foreign exchange option contracts to limit its foreign exchange risk associated with the announced business combination with Tokyo Electron Limited (TEL). The derivatives used to hedge currency exposure did not qualify for hedge accounting treatment. These derivatives are marked to market at the end of each reporting period with gains and losses recorded as general and administrative expenses. At July 27, 2014, April 27, 2014 and October 27, 2013, the fair value of these foreign exchange option contracts was approximately $8 million, $18 million and $17 million, respectively. Applied recorded unrealized losses of $10 million and $9 million during the three and nine months ended July 27, 2014, respectively, related to such contracts. The cash flow impact of this derivative has been classified as operating cash flows in the Consolidated Condensed Statements of Cash Flows. To further mitigate credit exposure in connection with these foreign exchange option contracts, Applied entered into security arrangements with certain counterparties, which require the counterparties to post collateral amounting to the approximate fair value of the derivative contracts. The cash collateral is included in cash and cash equivalents in the Consolidated Condensed Statements of Financial Position, with the corresponding liability included in accounts payable and accrued expenses.
Other than the foreign exchange option contracts discussed in the preceding paragraph, the fair values of other derivative instruments at July 27, 2014 and October 27, 2013 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects of derivative instruments on the Consolidated Condensed Statements of Operations for the three and nine months ended July 27, 2014 and July 28, 2013 were as follows:

		Three Months Ended July 27, 2014			Three Months Ended July 28, 2013
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income
		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$1	$—	$—	$7	$7	$(1)
Foreign exchange contracts	General and administrative	—	—	—	—	3	(1)
Total		$1	$—	$—	$7	$10	$(2)

		Nine Months Ended July 27, 2014			Nine Months Ended July 28, 2013
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income
		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$5	$4	$(2)	$29	$16	$(2)
Foreign exchange contracts	General and administrative	—	3	(1)	—	6	(1)
Total		$5	$7	$(3)	$29	$22	$(3)

		Amount of Gain or (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
	Location of Gain or (Loss) Recognized in Income	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	General and administrative	$(11)	$2	$2	$31
Total		$(11)	$2	$2	$31

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of July 27, 2014.
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
Applied factored accounts receivable of $45 million during the nine months ended July 27, 2014 and none during the three months ended July 27, 2014 or the three and nine months ended July 28, 2013. Applied discounted $29 million of letters of credit issued by customers during the nine months ended July 27, 2014 and none during the three months ended July 27, 2014 or the three and nine months ended July 28, 2013. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for doubtful accounts of $73 million at July 27, 2014 and $74 million at October 27, 2013. Applied sells its products principally to manufacturers within the semiconductor, display and solar industries. While Applied believes that its allowance for doubtful accounts is adequate and represents its best estimate as of July 27, 2014, it continues to closely monitor customer liquidity and industry and economic conditions, which may result in changes to Applied’s estimates regarding collectability.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 7	Balance Sheet Detail

	July 27, 2014	October 27, 2013

	(In millions)
Inventories
Customer service spares	$302	$274
Raw materials	377	325
Work-in-process	304	283
Finished goods	564	531
	$1,547	$1,413

Included in finished goods inventory are $184 million at July 27, 2014, and $136 million at October 27, 2013, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $165 million and $177 million of evaluation inventory at July 27, 2014 and October 27, 2013, respectively.

	July 27, 2014	October 27, 2013

	(In millions)
Other Current Assets
Deferred income taxes, net	$291	$323
Prepaid expenses	166	135
Prepaid income taxes and income taxes receivable	70	178
Other	73	69
	$600	$705

	Useful Life	July 27, 2014	October 27, 2013

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$156	$167
Buildings and improvements	3-30	1,220	1,217
Demonstration and manufacturing equipment	3-5	822	792
Furniture, fixtures and other equipment	3-15	574	589
Construction in progress		57	52
Gross property, plant and equipment		2,829	2,817
Accumulated depreciation		(1,980)	(1,967)
		$849	$850

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	July 27, 2014	October 27, 2013

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$583	$582
Compensation and employee benefits	478	417
Warranty	112	102
Dividends payable	122	121
Income taxes payable	107	73
Other accrued taxes	50	41
Interest payable	14	30
Restructuring reserve	11	39
Other	212	244
	$1,689	$1,649

	July 27, 2014	October 27, 2013

	(In millions)
Customer Deposits and Deferred Revenue
Customer deposits	$262	$175
Deferred revenue	804	619
	$1,066	$794

Applied typically receives deposits on future deliverables from customers in the Display and Energy and Environmental Solutions segments. In certain instances, customer deposits may be received from customers in the Applied Global Services segment.

	July 27, 2014	October 27, 2013

	(In millions)
Other Liabilities
Deferred income taxes	$64	$71
Income taxes payable	128	174
Defined and postretirement benefit plans	202	193
Other	71	128
	$465	$566

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 8	Business Combination
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
The new combined company, Eteris N.V., will have dual headquarters in Tokyo and Santa Clara and dual listing of its shares on the Tokyo Stock Exchange and NASDAQ, and will be incorporated in the Netherlands. In June 2014, the shareholders of Applied and TEL approved the proposed business combination. The closing of the transaction remains subject to customary conditions, including regulatory approvals. It is expected that the combined company will commence a $3.0 billion stock repurchase program targeted to be executed within 12 months following the closing of the transaction.
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
Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The process of evaluating the potential impairment of goodwill and intangible assets requires significant judgment, especially in emerging markets. Applied regularly monitors current business conditions and considers other factors including, but not limited to, adverse industry or economic trends, restructuring actions and lower projections of profitability that may impact future operating results.
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
Details of goodwill and other indefinite-lived intangible assets as of July 27, 2014 and October 27, 2013 were as follows :

	July 27, 2014			October 27, 2013
	Goodwill	Other Intangible Assets	Total	Goodwill	Other Intangible Assets	Total

	(In millions)
Silicon Systems Group	$2,151	$142	$2,293	$2,151	$142	$2,293
Applied Global Services	1,027	6	1,033	1,027	—	1,027
Display	116	—	116	116	—	116
Carrying amount	$3,294	$148	$3,442	$3,294	$142	$3,436
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

A summary of Applied's purchased technology and intangible assets is set forth below:

	July 27, 2014	October 27, 2013

	(In millions)
Purchased technology, net	$639	$748
Intangible assets - finite-lived, net	192	213
Intangible assets - indefinite-lived	148	142
Total	$979	$1,103

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

Details of finite-lived intangible assets were as follows as of July 27, 2014 and October 27, 2013:

	July 27, 2014			October 27, 2013
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Silicon Systems Group	$1,307	$252	$1,559	$1,301	$252	$1,553
Applied Global Services	28	44	72	28	44	72
Display	110	33	143	110	33	143
Energy and Environmental Solutions	5	15	20	5	15	20
Gross carrying amount	$1,450	$344	$1,794	$1,444	$344	$1,788
Accumulated amortization:
Silicon Systems Group	$(674)	$(72)	$(746)	$(562)	$(58)	$(620)
Applied Global Services	(24)	(44)	(68)	(23)	(42)	(65)
Display	(110)	(31)	(141)	(110)	(29)	(139)
Energy and Environmental Solutions	(3)	(5)	(8)	(1)	(2)	(3)
Accumulated amortization	$(811)	$(152)	$(963)	$(696)	$(131)	$(827)
Carrying amount	$639	$192	$831	$748	$213	$961

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Details of amortization expense by segment for the three and nine months ended July 27, 2014 and July 28, 2013 were as follows:

	Three Months Ended		Nine Months Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013

	(In millions)
Silicon Systems Group	$42	$42	$126	$130
Applied Global Services	—	1	3	3
Display	1	2	2	6
Energy and Environmental Solutions	2	1	5	14
Total	$45	$46	$136	$153
For the three and nine months ended July 27, 2014 and July 28, 2013, amortization expense was charged to the following categories:

	Three Months Ended		Nine Months Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013

	(In millions)
Cost of products sold	$38	$40	$117	$126
Research, development and engineering	1	—	1	1
Marketing and selling	5	5	16	21
General and administrative	1	1	2	5
Total	$45	$46	$136	$153
As of July 27, 2014, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2014	45
2015	176
2016	169
2017	166
2018	164
Thereafter	111
Total	$831

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 10	Borrowing Facilities and Long-Term Debt
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in May 2017. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at July 27, 2014. Remaining credit facilities in the amount of approximately $78 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both July 27, 2014 and October 27, 2013, and Applied has not utilized these credit facilities. In connection with the proposed business combination with TEL, Applied intends to amend or replace its undrawn $1.5 billion unsecured revolving credit agreement.
Long-term debt outstanding as of July 27, 2014 and October 27, 2013 was as follows:

	Principal Amount
	July 27, 2014	October 27, 2013	Effective Interest Rate	Interest Pay Dates
	(In millions)
2.650% Senior Notes Due 2016	$400	$400	2.666%	June 15, December 15
7.125% Senior Notes Due 2017	200	200	7.190%	April 15, October 15
4.300% Senior Notes Due 2021	750	750	4.326%	June 15, December 15
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
	1,950	1,950
Total unamortized discount	(3)	(4)
Total long-term debt	$1,947	$1,946

Applied has debt agreements that contain financial and other covenants. These covenants require Applied to maintain certain minimum financial ratios. At July 27, 2014, Applied was in compliance with all such covenants.

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
The following table summarizes major components of the restructuring and asset impairment charges during the three and nine months ended July 27, 2014 and July 28, 2013:

	Three Months Ended		Nine Months Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013

	(In millions)
2012 Global Restructuring Plan
Severance and other employee-related costs	$—	$4	$7	$12
2012 EES Restructuring Plan
Severance and other employee-related costs[1]	—	3	—	5
Contract cancellation and other costs	—	1	—	3
Asset impairments	—	6	—	11
Others
Severance and other employee-related costs	—	—	—	2
	$—	$14	$7	$33
____________________________
1 Includes post-retirement benefit expense which was recorded in accumulated other comprehensive loss.

Restructuring and asset impairment charges were recorded as follows:

	Three Months Ended		Nine Months Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013

	(In millions)
Silicon Systems Group	$—	$—	$—	$1
Applied Global Services	—	—	—	2
Energy and Environmental Solutions	—	10	—	18
Corporate Unallocated	—	4	7	12
Total	$—	$14	$7	$33

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
During the nine months ended July 27, 2014, Applied recognized $7 million of employee-related costs in connection with this plan. During the three and nine months ended July 28, 2013, Applied recognized $4 million and $12 million, respectively, of employee-related costs in connection with the plan. Total costs incurred in implementing this plan were $152 million, none of which were allocated to the segments.

Restructuring Reserves
Changes in restructuring reserves during the nine months ended July 27, 2014 were as follows:

	2012 Global Restructuring Plan	2012 EES Restructuring Plan		Others
	Severance and Other Employee-Related Costs	Severance and Other Employee-Related Costs	Contract Cancellation and Other Costs	Severance and Other Employee-Related Costs	Contract Cancellation and Other Costs	Total

	(In millions)
Balance, October 27, 2013	$26	$5	$5	$2	$1	$39
Provision for restructuring reserves	7	—	—	—	—	7
Consumption of reserves	(27)	(4)	(1)	(2)	—	(34)
Reclassification of restructuring reserves	—	(1)	—	—	—	(1)
Balance, July 27, 2014	$6	—	4	$—	$1	$11

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 12	Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of AOCI, net of tax, were as follows:

	Unrealized Gain on Investments, Net	Unrealized Gain on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total
	(in millions)
Balance at October 27, 2013	$25	$2	$(72)	$7	$(38)
Other comprehensive income (loss) before reclassifications	8	3	—	(1)	10
Amounts reclassified out of AOCI	(9)	(5)	—	—	(14)
Other comprehensive loss, net of tax	(1)	(2)	—	(1)	(4)
Balance at July 27, 2014	$24	$—	$(72)	$6	$(42)

The effects on net income of amounts reclassified from AOCI for the three and nine months ended July 27, 2014 were not material.
Stock Repurchase Program

On March 5, 2012, Applied's Board of Directors approved a stock repurchase program authorizing up to $3.0 billion in repurchases over the next three years ending in March 2015. Under this authorization, Applied purchases shares of its common stock on the open market. At July 27, 2014, $1.6 billion remained available for future stock repurchases under this repurchase program.
Applied did not purchase any shares of its common stock during the three and nine months ended July 27, 2014. The following table summarizes Applied’s stock repurchases for the three and nine months ended July 28, 2013:

	July 28, 2013
	Three Months Ended	Nine Months Ended

	(In millions, except per share amounts)
Shares of common stock repurchased	3	15
Cost of stock repurchased	$50	$198
Average price paid per share	$15.33	$13.18
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Dividends
In June 2014, March 2014 and December 2013, Applied's Board of Directors declared quarterly cash dividends in the amount of $0.10 per share, resulting in total dividends declared during the nine months ended July 27, 2014 of $365 million. Dividends declared during the nine months ended July 28, 2013 totaled $348 million. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
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
During the three and nine months ended July 27, 2014 and July 28, 2013, Applied recognized share-based compensation expense related to stock options, ESPP shares, restricted stock, restricted stock units, performance shares and performance units. Total share-based compensation and related tax benefits were as follows:

	Three Months Ended		Nine Months Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013

	(In millions)
Share-based compensation	$44	$40	$132	$121
Tax benefit recognized	$12	$11	$37	$34
The effect of share-based compensation on the results of operations for the three and nine months ended July 27, 2014 and July 28, 2013 was as follows:

	Three Months Ended		Nine Months Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013

	(In millions)
Cost of products sold	$13	$13	$40	$37
Research, development, and engineering	16	14	49	39
Marketing and selling	6	5	17	15
General and administrative	9	8	26	25
Restructuring charge	—	—	—	5
Total	$44	$40	$132	$121
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
At July 27, 2014, Applied had $261 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.6 years. At July 27, 2014, there were 177 million shares available for grants of share-based awards under the Employee Stock Incentive Plan, and an additional 37 million shares available for issuance under the ESPP.

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

Stock option activity for the nine months ended July 27, 2014 was as follows:

	Shares	Weighted Average Exercise Price

	(In millions, except per share amounts)
Outstanding at October 27, 2013	6	$9.12
Exercised	(4)	$7.87
Outstanding at July 27, 2014	2	$10.78
Exercisable at July 27, 2014	1	$5.88

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

A summary of the performance-based awards approved by the Committee is presented below:

	Number of Performance-Based Awards Granted		Percent of Performance-Based Awards Earned as of July 27, 2014*
Fiscal Year Granted	Performance Shares/Performance Units	Shares of Restricted Stock
	(in millions)
2013	3	—	0%
2012	3	1	29%
2011	2	0.1	100%
___________________
* subject to additional time-based vesting requirements

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

A summary of the changes in restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans during the nine months ended July 27, 2014 is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term

	(In millions, except per share amounts)
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 27, 2013	38	$11.11	2.4 years
Granted	10	$16.35
Vested	(12)	$11.07
Canceled	(3)	$11.62
Non-vested restricted stock units, restricted stock, performance shares and performance units at July 27, 2014	33	$12.45	2.5 years
At July 27, 2014, 1 million additional performance-based awards could be earned upon certain levels of achievement of Applied's TSR relative to a peer group at a future date.
Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Based on the Black-Scholes option pricing model, the weighted average estimated fair value of purchase rights under the ESPP was $4.07 and $2.90 for the nine months ended July 27, 2014 and July 28, 2013, respectively. The number of shares issued under the ESPP during each of the nine months ended July 27, 2014 and July 28, 2013 was 3 million. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Nine Months Ended
	July 27, 2014	July 28, 2013
ESPP:
Dividend yield	2.14%	2.94%
Expected volatility	25.3%	24.3%
Risk-free interest rate	0.08%	0.12%
Expected life (in years)	0.5	0.5

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 13    Employee Benefit Plans
Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries, and a plan that provides certain medical and vision benefits to eligible retirees. A summary of the components of net periodic benefit costs of these defined and postretirement benefit plans for the three and nine months ended July 27, 2014 and July 28, 2013 is presented below:

	Three Months Ended		Nine Months Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
	(In millions)
Service cost	$5	$5	$13	$15
Interest cost	4	4	12	12
Expected return on plan assets	(4)	(3)	(10)	(9)
Amortization of actuarial loss	1	1	3	4
Net periodic benefit cost	$6	$7	$18	$22

Note 14    Income Taxes
Applied’s effective tax rates for the third quarters of fiscal 2014 and 2013 were 18.6 percent and 26.3 percent, respectively. The effective tax rate for the third quarter of fiscal 2014 was lower than in the same period in the prior year primarily due to the resolution of income tax filings and changes in the geographical composition of income.
Applied’s effective tax rates for the first nine months of fiscal 2014 and 2013 were 22.3 percent and 53.2 percent, respectively. The effective tax rate for the first nine months of fiscal 2014 was lower than in the same period in the prior year primarily due to a goodwill impairment charge recorded in the second quarter of fiscal 2013 that was not deductible, the resolution of income tax filings and changes in the geographical composition of income.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 15	Warranty, Guarantees and Contingencies
Warranty
Changes in the warranty reserves during the three and nine months ended July 27, 2014 and July 28, 2013 were as follows:

	Three Months Ended		Nine Months Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013

	(In millions)
Beginning balance	$109	$104	$102	$119
Provisions for warranty	29	27	85	76
Consumption of reserves	(26)	(31)	(75)	(95)
Ending balance	$112	$100	$112	$100

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
Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of July 27, 2014, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $45 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of July 27, 2014, Applied Materials, Inc. has provided parent guarantees to banks for approximately $102 million to cover these arrangements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Legal Matters
Korea Criminal Proceedings
In 2010, the Seoul Eastern District Court began hearings on indictments brought by the Seoul Prosecutor's Office for the Eastern District of Korea (the Prosecutor's Office) alleging that employees of several companies improperly received and used confidential information belonging to Samsung Electronics Co., Ltd. (Samsung), a major Applied customer based in Korea. The individuals charged included the former head of Applied Materials Korea (AMK), who at the time of the indictment was a vice president of Applied Materials, Inc., and certain other AMK employees. Neither Applied nor any of its subsidiaries was named as a party to the proceedings. Hearings on these matters concluded in November 2012 and the Court issued its decision on February 7, 2013. As part of the ruling, nine AMK employees (including the former head of AMK) were acquitted of all charges, while one AMK employee was found guilty on some of the charges and received a suspended jail sentence. The Prosecutor's Office and various individuals appealed the matter to the High Court. On June 20, 2014, the High Court rendered its decision, finding all defendants not guilty, including all ten AMK employees. The prosecutor has appealed the High Court decision to the Korean Supreme Court.

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
Applied’s four reportable segments are: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. As defined in the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of July 27, 2014 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales and operating income (loss) for each reportable segment for the three and nine months ended July 27, 2014 and July 28, 2013 were as follows:

	Three Months Ended		Nine Months Ended
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

	(In millions)
July 27, 2014:
Silicon Systems Group	$1,476	$381	$4,544	$1,086
Applied Global Services	567	154	1,608	427
Display	119	25	425	77
Energy and Environmental Solutions	103	24	231	18
Total Segment	$2,265	$584	$6,808	$1,608
July 28, 2013:
Silicon Systems Group	$1,272	$246	$3,532	$663
Applied Global Services	497	114	1,485	321
Display	161	33	375	55
Energy and Environmental Solutions	45	(27)	129	(403)
Total Segment	$1,975	$366	$5,521	$636

Operating results for the nine months ended July 27, 2014, and the three and nine months ended July 28, 2013, included restructuring charges and asset impairments as discussed in detail in Note 11, Restructuring Charges and Asset Impairments.

Reconciliations of total segment operating results to Applied consolidated totals for the three and nine months ended July 27, 2014 and July 28, 2013 were as follows:

	Three Months Ended		Nine Months Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013

	(In millions)
Total segment operating income	$584	$366	$1,608	$636
Corporate and unallocated costs	(193)	(112)	(493)	(403)
Restructuring charges and asset impairments	—	(4)	(7)	(12)
Income from operations	$391	$250	$1,108	$221

The following customers accounted for at least 10 percent of Applied’s net sales for the nine months ended July 27, 2014, which were for products in multiple reportable segments.

Percentage of Net Sales
Taiwan Semiconductor Manufacturing Company Limited	23%
Samsung Electronics Co., Ltd.	14%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis is provided in addition to the accompanying consolidated condensed financial statements and notes to assist in understanding Applied's results of operations and financial condition. Financial information as of July 27, 2014 should be read in conjunction with the financial statements for the fiscal year ended October 27, 2013 contained in the Company's Form 10-K filed December 4, 2013.
This report contains forward-looking statements that involve a number of risks and uncertainties. Examples of forward-looking statements include those regarding Applied’s future financial or operating results, cash flows and cash deployment strategies, declaration of dividends, share repurchases, business strategies and priorities, costs and cost controls, products, competitive positions, management’s plans and objectives for future operations, research and development, strategic acquisitions and joint ventures, the proposed business combination with Tokyo Electron Limited, growth opportunities, restructuring activities, customer demand and spending, backlog, working capital, liquidity, investment portfolio and policies, and legal proceedings and claims, as well as industry trends and outlooks. Forward-looking statements include statements other than those of historical fact and may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential” and “continue,” the negative of these terms, or other comparable terminology. These forward-looking statements, including their underlying assumptions, are based on management’s current estimates, projections and expectations as of the date hereof. All forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part II, Item 1A, “Risk Factors” below and elsewhere in this report. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Applied undertakes no obligation to revise or update any forward-looking statements.

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

The following tables present certain significant measurements for the periods indicated:

	Three Months Ended			Change
	July 27, 2014	April 27, 2014	July 28, 2013	Q3 2014 over Q2 2014	Q3 2014 over Q3 2013

	(In millions, except per share amounts and percentages)
New orders	$2,479	$2,629	$1,995	$(150)	$484
Net sales	$2,265	$2,353	$1,975	$(88)	$290
Gross margin	$992	$1,001	$806	$(9)	$186
Gross margin percent	43.8%	42.5%	40.8%	1.3 points	3.0 points
Operating income	$391	$387	$250	$4	$141
Operating margin	17.3%	16.4%	12.7%	0.9 point	4.6 points
Net income	$301	$262	$168	$39	$133
Earnings per diluted share	$0.24	$0.21	$0.14	$0.03	$0.10
Non-GAAP Adjusted Results
Non-GAAP adjusted gross margin	$1,030	$1,041	$847	$(11)	$183
Non-GAAP adjusted gross margin percent	45.5%	44.2%	42.9%	1.3 points	2.6 points
Non-GAAP adjusted operating income	$477	$482	$312	$(5)	$165
Non-GAAP adjusted operating margin	21.1%	20.5%	15.8%	0.6 point	5.3 points
Non-GAAP adjusted net income	$349	$348	$222	$1	$127
Non-GAAP adjusted earnings per diluted share	$0.28	$0.28	$0.18	$—	$0.10

	Nine Months Ended		Change
	July 27, 2014	July 28, 2013	YTD Q3 2014 over YTD Q3 2013

	(In millions, except per share amounts and percentages)
New orders	$7,393	$6,374	$1,019
Net sales	$6,808	$5,521	$1,287
Gross margin	$2,884	$2,196	$688
Gross margin percent	42.4%	39.8%	2.6 points
Operating income	$1,108	$221	$887
Operating margin	16.3%	4.0%	12.3 points
Net income	$816	$73	$743
Earnings per diluted share	$0.66	$0.06	$0.60
Non-GAAP Adjusted Results
Non-GAAP adjusted gross margin	$3,001	$2,325	$676
Non-GAAP adjusted gross margin percent	44.1%	42.1%	2.0 points
Non-GAAP adjusted operating income	$1,339	$709	$630
Non-GAAP adjusted operating margin	19.7%	12.8%	6.9 points
Non-GAAP adjusted net income	$976	$490	$486
Non-GAAP adjusted earnings per diluted share	$0.79	$0.40	$0.39

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results." Fiscal 2014 and 2013 each contain 52 weeks, and the first nine months of fiscal years 2014 and 2013 each contained 39 weeks.

Mobility, and the increasing technological functionality of mobile devices, continues to be the largest drivers of semiconductor industry spending. The first nine months of fiscal 2014 were characterized by continued demand for semiconductor equipment by foundry customers driven by demand for advanced mobile chips. In addition, demand for semiconductor equipment from memory customers improved during the first nine months of fiscal 2014 as manufacturers invest in technology upgrades. Mobility also represents a significant driver of display industry spending, which has resulted in continued manufacturing capacity expansion for mobile applications. Demand for larger LCD TVs is also driving investment in display equipment, although the TV manufacturing sector remains susceptible to highly cyclical conditions. Investment in solar equipment remained low during the first nine months of fiscal 2014, despite continued end-market growth, due to ongoing excess manufacturing capacity in the industry.
On September 24, 2013, Applied announced an agreement with Tokyo Electron Limited (TEL), a Japanese corporation and global supplier of semiconductor and flat panel display production equipment, and provider of technical support and services for semiconductor, flat panel display and PV panel production equipment, to effect a combination of their respective businesses into a new combined company. The combination is expected to bring together leading technologies and products and create an expanded set of capabilities in precision materials engineering and patterning. In June 2014, the shareholders of Applied and TEL approved the proposed business combination. Under the agreement, which was amended February 14, 2014, the closing of the transaction is subject to customary conditions, including regulatory approvals.
Results of Operations

New Orders
New orders by reportable segment for the periods indicated were as follows:

	Three Months Ended						Change
	July 27, 2014		April 27, 2014		July 28, 2013		Q3 2014 over Q2 2014	Q3 2014 over Q3 2013

	(In millions, except percentages)
Silicon Systems Group	$1,565	63%	$1,664	63%	$1,203	60%	(6)%	30%
Applied Global Services	552	22%	537	20%	517	26%	3%	7%
Display	296	12%	340	13%	256	13%	(13)%	16%
Energy and Environmental Solutions	66	3%	88	4%	19	1%	(25)%	247%
Total	$2,479	100%	$2,629	100%	$1,995	100%	(6)%	24%

	Nine Months Ended				Change
	July 27, 2014		July 28, 2013		YTD Q3 2014 over YTD Q3 2013

	(In millions, except percentages)
Silicon Systems Group	$4,798	65%	$4,117	65%	17%
Applied Global Services	1,686	23%	1,542	24%	9%
Display	715	10%	589	9%	21%
Energy and Environmental Solutions	194	2%	126	2%	54%
Total	$7,393	100%	$6,374	100%	16%
New orders for the third quarter of fiscal 2014 decreased compared to the prior quarter primarily due to lower orders for semiconductor and display equipment, partially offset by higher demand for semiconductor services and spares. New orders for the third quarter and first nine months of fiscal 2014 increased compared to the same periods in fiscal 2013, primarily due to higher demand for semiconductor equipment, semiconductor spares and services, and display equipment. The Silicon Systems Group's proportion of total new orders relative to other segments remained unchanged compared to the prior quarter and continues to constitute the majority of total new orders.

New orders by geographic region, determined by the product shipment destination specified by the customer, were as follows:

	Three Months Ended						Change
	July 27, 2014		April 27, 2014		July 28, 2013		Q3 2014 over Q2 2014	Q3 2014 over Q3 2013

	(In millions, except percentages)
Taiwan	$497	20%	$660	25%	$356	18%	(25)%	40%
China	384	16%	596	23%	339	17%	(36)%	13%
Korea	217	9%	378	14%	249	12%	(43)%	(13)%
Japan	378	15%	203	8%	333	17%	86%	14%
Southeast Asia	177	7%	72	3%	124	6%	146%	43%
Asia Pacific	1,653	67%	1,909	73%	1,401	70%	(13)%	18%
United States	680	27%	521	20%	369	19%	31%	84%
Europe	146	6%	199	7%	225	11%	(27)%	(35)%
Total	$2,479	100%	$2,629	100%	$1,995	100%	(6)%	24%

	Nine Months Ended				Change
	July 27, 2014		July 28, 2013		YTD Q3 2014 over YTD Q3 2013

	(In millions, except percentages)
Taiwan	$2,141	29%	$2,164	34%	(1)%
China	1,306	18%	853	14%	53%
Korea	835	11%	706	11%	18%
Japan	744	10%	705	11%	6%
Southeast Asia	299	4%	256	4%	17%
Asia Pacific	5,325	72%	4,684	74%	14%
United States	1,604	22%	1,158	18%	39%
Europe	464	6%	532	8%	(13)%
Total	$7,393	100%	$6,374	100%	16%
The changes in new orders from customers in Taiwan, Korea, Japan and the United States in the third quarter of fiscal 2014 compared to the prior quarter primarily reflected changes in customer mix. The decrease in new orders from customers in China in the third quarter of fiscal 2014 compared to the prior quarter primarily reflected changes in timing of orders received for display equipment. The increases in new orders from customers in the United States and Taiwan in the third quarter of fiscal 2014 compared to the same period in fiscal 2013, were primarily attributable to increased demand for semiconductor equipment.
The increases in new orders from customers in the United States, China and Korea in the first nine months of fiscal 2014 compared to the same periods in the prior year primarily reflected increased demand for semiconductor equipment. Increased demand for display equipment also contributed to the increase in new orders from customers in China during the first nine months of fiscal 2014.

Changes in backlog during the nine months ended July 27, 2014 were as follows:

July 27, 2014
(In millions)
Beginning balance	$2,372
New orders	7,393
Net sales	(6,808)
Net adjustments	11
Ending balance	$2,968
Backlog consists of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; and (2) contractual service revenue and maintenance fees to be earned within the next 12 months. Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods due to the potential for customer changes in delivery schedules or cancellation of orders. Backlog adjustments included re-bookings, partially offset by an unfavorable foreign currency impact. Approximately 85 percent of backlog as of the end of the third quarter of fiscal 2014 is anticipated to be shipped within the next two quarters.
Backlog by reportable segment as of the end of the most recent three fiscal quarters was as follows:

	July 27, 2014		April 27, 2014		January 26, 2014		Q3 2014 over Q2 2014	Q3 2014 over Q1 2014

	(In millions, except percentages)
Silicon Systems Group	$1,514	51%	$1,449	53%	$1,370	56%	4%	11%
Applied Global Services	648	22%	642	24%	659	27%	1%	(2)%
Display	651	22%	475	17%	281	12%	37%	132%
Energy and Environmental Solutions	155	5%	169	6%	125	5%	(8)%	24%
Total	$2,968	100%	$2,735	100%	$2,435	100%	9%	22%
Total backlog increased in the third quarter of fiscal 2014 compared to the prior quarter primarily due to the timing of orders received for display equipment in anticipation of future shipments. In the third quarter of fiscal 2014, approximately 43 percent of net sales in the Silicon Systems Group, Applied’s largest business segment, were for orders received and shipped within the quarter, down from 54 percent in the prior quarter.

Net Sales
Net sales by reportable segment for the periods indicated were as follows:

	Three Months Ended						Change
	July 27, 2014		April 27, 2014		July 28, 2013		Q3 2014 over Q2 2014	Q3 2014 over Q3 2013

	(In millions, except percentages)
Silicon Systems Group	$1,476	65%	$1,584	67%	$1,272	65%	(7)%	16%
Applied Global Services	567	25%	534	23%	497	25%	6%	14%
Display	119	5%	147	6%	161	8%	(19)%	(26)%
Energy and Environmental Solutions	103	5%	88	4%	45	2%	17%	129%
Total	$2,265	100%	$2,353	100%	$1,975	100%	(4)%	15%

	Nine Months Ended				Change
	July 27, 2014		July 28, 2013		YTD Q3 2014 over YTD Q3 2013

	(In millions, except percentages)
Silicon Systems Group	$4,544	67%	$3,532	64%	29%
Applied Global Services	1,608	24%	1,485	27%	8%
Display	425	6%	375	7%	13%
Energy and Environmental Solutions	231	3%	129	2%	79%
Total	$6,808	100%	$5,521	100%	23%
Net sales for the third quarter of fiscal 2014 decreased slightly compared to the prior quarter led by lower customer spending on semiconductor equipment. The Silicon Systems Group’s relative share of total net sales decreased slightly compared to the prior quarter but remains the largest contributor of net sales. The Silicon Systems Group and Applied Global Services represented at least 90 percent of Applied's total net sales for all periods presented.
For the third quarter and first nine months of fiscal 2014 compared to the same periods in the prior year, net sales increased primarily due to increased customer investments in semiconductor equipment.
Net sales by geographic region, determined by the location of customers' facilities to which products were shipped, were as follows:

	Three Months Ended						Change
	July 27, 2014		April 27, 2014		July 28, 2013		Q3 2014 over Q2 2014	Q3 2014 over Q3 2013

	(In millions, except percentages)
Taiwan	$598	26%	$781	33%	$658	33%	(23)%	(9)%
China	288	13%	428	18%	273	14%	(33)%	5%
Korea	226	10%	351	15%	262	13%	(36)%	(14)%
Japan	229	10%	215	9%	154	8%	7%	49%
Southeast Asia	81	4%	52	2%	100	5%	56%	(19)%
Asia Pacific	1,422	63%	1,827	77%	1,447	73%	(22)%	(2)%
United States	683	30%	370	16%	353	18%	85%	93%
Europe	160	7%	156	7%	175	9%	3%	(9)%
Total	$2,265	100%	$2,353	100%	$1,975	100%	(4)%	15%

	Nine Months Ended				Change
	July 27, 2014		July 28, 2013		YTD Q3 2014 over YTD Q3 2013

	(In millions, except percentages)
Taiwan	$2,084	31%	$2,051	37%	2%
China	1,305	19%	583	11%	124%
Korea	778	11%	693	13%	12%
Japan	608	9%	409	7%	49%
Southeast Asia	220	3%	231	4%	(5)%
Asia Pacific	4,995	73%	3,967	72%	26%
United States	1,333	20%	1,116	20%	19%
Europe	480	7%	438	8%	10%
Total	$6,808	100%	$5,521	100%	23%
The changes in net sales from customers in Taiwan, Korea, China and the United States in the third quarter of fiscal 2014 compared to the prior quarter primarily reflected changes in customer mix and timing of shipments.
The increases in net sales from customers in the United States and Japan in the third quarter and first nine months of fiscal 2014 compared to the same periods in the prior year were primarily due to increased investment in semiconductor equipment. The increase in net sales from customers in China in the first nine months of fiscal 2014 compared to the same period in the prior year was primarily due to increased investment in semiconductor, display and solar equipment.
Gross Margin
Gross margins for the periods indicated were as follows:

	Three Months Ended			Change		Nine Months Ended		Change
	July 27, 2014	April 27, 2014	July 28, 2013	Q3 2014 over Q2 2014	Q3 2014 over Q3 2013	July 27, 2014	July 28, 2013	YTD Q3 2014 over YTD Q3 2013

	(In millions, except percentages)
Gross margin	$992	$1,001	$806	$(9)	$186	$2,884	$2,196	$688
Gross margin percent	43.8%	42.5%	40.8%	1.3 points	3 points	42.4%	39.8%	2.6 points
Non-GAAP Adjusted Results
Non-GAAP adjusted gross margin	$1,030	$1,041	$847	$(11)	$183	$3,001	$2,325	$676
Non-GAAP adjusted gross margin percent	45.5%	44.2%	42.9%	1.3 points	2.6 points	44.1%	42.1%	2.0 points
Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
Gross margin and non-GAAP adjusted gross margin decreased in the third quarter of fiscal 2014 compared to the prior quarter, primarily reflecting lower net sales. Gross margin percent and non-GAAP adjusted gross margin percent increased in the third quarter of fiscal 2014 compared to prior quarter, despite lower net sales, primarily due to favorable changes in product mix and the sale of display tools that had been written down previously. Gross margin and non-GAAP adjusted gross margin increased in the third quarter of fiscal 2014 and first nine months compared to the same periods in the prior year, primarily reflecting higher net sales, the recovery of a regional customs duty assessment charge, sales of display and solar tools that had been written down previously, and lower inventory charges and manufacturing costs. Gross margin and non-GAAP adjusted gross margin during each of the three months ended July 27, 2014, April 27, 2014 and July 28, 2013 included $13 million of share-based compensation expense. Gross margin and non-GAAP adjusted gross margin during the nine months ended July 27, 2014 and July 28, 2013 included $40 million and $37 million, respectively, of share-based compensation expense.

Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended			Change		Nine Months Ended		Change
	July 27, 2014	April 27, 2014	July 28, 2013	Q3 2014 over Q2 2014	Q3 2014 over Q3 2013	July 27, 2014	July 28, 2013	YTD Q3 2014 over YTD Q3 2013

	(In millions)
Research, development and engineering	$357	$355	$334	$2	$23	$1,068	$982	$86

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

As part of its growth strategy, Applied has taken certain actions, including workforce reductions and reprioritization of existing spending, to enable increased funding for investments in technical capabilities and critical RD&E programs that address profitable opportunities in current and new markets, with a focus on semiconductor technologies. RD&E expenses in the third quarter of fiscal 2014 were flat compared to the prior quarter. RD&E expenses in the third quarter and first nine months of fiscal 2014 were higher compared to the same periods in fiscal 2013, reflecting the impact of ongoing product development initiatives. RD&E expenses during the three months ended July 27, 2014, April 27, 2014 and July 28, 2013 included $16 million, $16 million and $14 million, respectively, of share-based compensation expense. RD&E expenses during the nine months ended July 27, 2014 and July 28, 2013 included $49 million and $39 million, respectively, of share-based compensation expense.

Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended			Change		Nine Months Ended		Change
	July 27, 2014	April 27, 2014	July 28, 2013	Q3 2014 over Q2 2014	Q3 2014 over Q3 2013	July 27, 2014	July 28, 2013	YTD Q3 2014 over YTD Q3 2013

	(In millions)
Marketing and selling	$108	$107	$111	$1	$(3)	$324	$334	$(10)
Marketing and selling expenses for the third quarter of fiscal 2014 were flat compared to the prior quarter and the comparable period in fiscal 2013. Marketing and selling expenses for the first nine months of fiscal 2014 decreased from the same period in fiscal 2013 mainly due to headcount reductions. Marketing and selling expenses during the three months ended July 27, 2014, April 27, 2014 and July 28, 2013 included $6 million, $5 million, and $5 million, respectively, of share-based compensation expense. Marketing and selling expenses during the nine months ended July 27, 2014 and July 28, 2013 included $17 million and $15 million, respectively, of share-based compensation expense.
General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended			Change		Nine Months Ended		Change
	July 27, 2014	April 27, 2014	July 28, 2013	Q3 2014 over Q2 2014	Q3 2014 over Q3 2013	July 27, 2014	July 28, 2013	YTD Q3 2014 over YTD Q3 2013

	(In millions)
General and administrative	$136	$152	$97	$(16)	$39	$377	$348	$29
G&A expenses for the third quarter of fiscal 2014 decreased from the prior quarter primarily due to proceeds from a favorable litigation outcome and a decrease in unrealized loss related to the foreign exchange option contracts associated with the proposed business combination with TEL, partially offset by an increase in integration planning costs related to the proposed business combination. The third and second quarters of fiscal 2014 included unrealized losses of $10 million and $23 million, respectively, related to foreign exchange option contracts associated with the announced business combination with TEL. G&A expenses for the third quarter and first nine months of fiscal 2014 increased from the comparable period in fiscal 2013 primarily due to integration planning costs and unrealized loss on the foreign exchange option contracts related to TEL, partially offset by proceeds from a favorable litigation outcome and lower administrative function expenses as a result of previously announced restructuring activities. G&A expenses during the three months ended July 27, 2014, April 27, 2014 and July 28, 2013 included $9 million, $8 million and $8 million, respectively, of share-based compensation expense. G&A expenses during the nine months ended July 27, 2014 and July 28, 2013 included $26 million and $25 million, respectively, of share-based compensation expense.

Restructuring Charges and Asset Impairments
Restructuring charges and asset impairments for the periods indicated were as follows:

	Three Months Ended			Change		Nine Months Ended		Change
	July 27, 2014	April 27, 2014	July 28, 2013	Q3 2014 over Q2 2014	Q3 2014 over Q3 2013	July 27, 2014	July 28, 2013	YTD Q3 2014 over YTD Q3 2013

	(In millions)
Restructuring charges and asset impairments	$—	$—	$14	$—	$(14)	$7	$33	$(26)
On October 3, 2012, Applied announced a restructuring plan (the 2012 Global Restructuring Plan) to realign its global workforce and enhance its ability to invest for growth. Under this plan, Applied implemented a voluntary retirement program and other workforce reduction actions that affected approximately 1,300 positions. As of January 26, 2014, principal activities related to this plan were complete. During the nine months ended July 27, 2014, Applied recognized $7 million of employee-related costs in connection with this plan. During the three and nine months ended July 28, 2013, Applied recognized $4 million and $12 million, respectively, of employee-related costs in connection with the plan. Total costs incurred in implementing this plan were $152 million, none of which were allocated to the segments.
For further details, see Note 11 of Notes to Consolidated Condensed Financial Statements.
Interest Expense and Interest and Other Income, net
Interest expense and interest and other income, net for the periods indicated were as follows:

	Three Months Ended			Change		Nine Months Ended		Change
	July 27, 2014	April 27, 2014	July 28, 2013	Q3 2014 over Q2 2014	Q3 2014 over Q3 2013	July 27, 2014	July 28, 2013	YTD Q3 2014 over YTD Q3 2013

	(In millions)
Interest expense	$24	$23	$23	$1	$1	$72	$71	$1
Interest and other income, net	$3	$1	$1	$2	$2	$14	$6	$8
Interest expense remained flat in the third quarter of fiscal 2014 compared to the prior quarter, and for the third quarter and first nine months of fiscal 2014 compared to the same periods in fiscal 2013. Interest expenses incurred were primarily associated with the senior unsecured notes issued in June 2011.

Interest and other income, net increased in the third quarter of fiscal 2014 compared to the prior quarter and in the first nine months of fiscal 2014 compared to the same period in fiscal 2013, primarily due to realized gains on sales of securities recorded during fiscal 2014, partially offset by increases in impairments of strategic investments.

Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

	Three Months Ended			Change		Nine Months Ended		Change
	July 27, 2014	April 27, 2014	July 28, 2013	Q3 2014 over Q2 2014	Q3 2014 over Q3 2013	July 27, 2014	July 28, 2013	YTD Q3 2014 over YTD Q3 2013

	(In millions, except percentages)
Provision for income taxes	$69	$103	$60	$(34)	$9	$234	$83	$151
Effective tax rate	18.6%	28.2%	26.3%	(9.6) points	(7.7) points	22.3%	53.2%	(30.9) points
Applied’s effective tax rate is affected by the geographical composition of income, which includes jurisdictions with income tax incentives and differing tax rates. It is also affected by discrete events that are not consistent from period to period, such as changes in income tax legislation and the resolution of income tax filings.
Applied’s effective tax rates for the third and second quarters of fiscal 2014 were 18.6 percent and 28.2 percent, respectively. Applied’s effective tax rate for the third quarter of fiscal 2013 was 26.3 percent. The effective tax rate for the third quarter of fiscal 2014 was lower than the prior quarter and the same period in the prior year primarily due to the resolution of income tax filings and changes in the geographical composition of income.
Applied’s effective tax rates for the first nine months of fiscal 2014 and 2013 were 22.3 percent and 53.2 percent, respectively. The effective tax rate for the first nine months of fiscal 2014 was lower than in the same period in the prior year primarily due to a goodwill impairment charge recorded in the second quarter of fiscal 2013 that was not deductible, the resolution of income tax filings and changes in the geographical composition of income.

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
The competitive environment for the Silicon Systems Group in the first nine months of fiscal 2014 reflected continued investment by semiconductor manufacturers, with foundries remaining the primary driver of the segment’s net sales as customers ramp wafer starts at advanced nodes to meet demand for advanced mobile chips. Net sales to memory customers also improved during this period as manufacturers of DRAM and NAND products invest in technology upgrades.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	July 27, 2014	April 27, 2014	July 28, 2013	Q3 2014 over Q2 2014		Q3 2014 over Q3 2013

	(In millions, except percentages and ratios)
New orders	$1,565	$1,664	$1,203	$(99)	(6)%	$362	30%
Net sales	1,476	1,584	1,272	(108)	(7)%	204	16%
Book to bill ratio	1.1	1.1	0.9
Operating income	381	391	246	(10)	(3)%	135	55%
Operating margin	25.8%	24.7%	19.3%		1.1 points		6.5 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$423	$433	$283	(10)	(2)%	140	49%
Non-GAAP adjusted operating margin	28.7%	27.3%	22.2%		1.4 points		6.5 points

	Nine Months Ended		Change
	July 27, 2014	July 28, 2013	YTD Q3 2014 over YTD Q3 2013

	(In millions, except percentages and ratios)
New orders	$4,798	$4,117	$681	17%
Net sales	4,544	3,532	1,012	29%
Book to bill ratio	1.1	1.2
Operating income	1,086	663	423	64%
Operating margin	23.9%	18.8%		5.1 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$1,213	$792	421	53%
Non-GAAP adjusted operating margin	26.7%	22.4%		4.3 points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."

New orders for the Silicon Systems Group by end use application for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 27, 2014	April 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Foundry	50%	50%	45%	53%	62%
Memory	36%	38%	38%	36%	24%
Logic and other	14%	12%	17%	11%	14%
	100%	100%	100%	100%	100%
New orders for the third quarter of fiscal 2014 decreased from the prior quarter primarily due to lower demand from memory and foundry customers. New orders from foundry customers still constitute the majority of this segment's new orders. Net sales for the third quarter of fiscal 2014 decreased sequentially primarily due to lower spending from memory customers, partially offset by increased investments from foundry customers. Approximately 43 percent of net sales in the third quarter of fiscal 2014 were for orders received and shipped within the quarter. Operating income and non-GAAP adjusted operating income decreased in the third quarter of fiscal 2014 compared to the prior quarter, reflecting lower net sales, while operating income margin and non-GAAP adjusted operating income margin increased primarily due to favorable changes in product mix. In the third quarter of fiscal 2014, four customers accounted for approximately 63 percent of this segment's total new orders, while one customer accounted for approximately 26 percent of this segment's net sales.
New orders and net sales for the third quarter and first nine months of fiscal 2014 increased compared to the same periods in fiscal 2013 mainly due to increased demand and spending from foundry and memory customers. Operating income and non-GAAP adjusted operating income increased in the third quarter and first nine months of fiscal 2014 compared to the same periods in the prior year, reflecting the increase in net sales, partially offset by increased RD&E spending.
The following regions accounted for at least 30 percent of total net sales for the Silicon Systems Group segment for one or more of the periods indicated:

	Three Months Ended						Change
	July 27, 2014		April 27, 2014		July 28, 2013		Q3 2014 over Q2 2014	Q3 2014 over Q3 2013

	(In millions, except percentages)
Taiwan	$466	32%	$652	41%	$533	42%	(29)%	(13)%
United States	$544	37%	$234	15%	$231	18%	132%	135%

	Nine Months Ended				Change
	July 27, 2014		July 28, 2013		YTD Q3 2014 over YTD Q3 2013

	(In millions, except percentages)
Taiwan	$1,711	38%	$1,711	48%	—%
United States	$934	21%	$734	21%	27%

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
Industry conditions that affected Applied Global Services' sales of spares and services during the first nine months of fiscal 2014 were principally semiconductor manufacturers' wafer starts, as well as utilization rates.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	July 27, 2014	April 27, 2014	July 28, 2013	Q3 2014 over Q2 2014		Q3 2014 over Q3 2013

	(In millions, except percentages and ratios)
New orders	$552	$537	$517	$15	3%	$35	7%
Net sales	567	534	497	33	6%	70	14%
Book to bill ratio	1.0	1.0	1.0
Operating income	154	148	114	6	4%	40	35%
Operating margin	27.2%	27.7%	22.9%		(0.5) point		4.3 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	154	150	116	4	3%	38	33%
Non-GAAP adjusted operating margin	27.2%	28.1%	23.3%		(0.9) point		3.9 points

	Nine Months Ended		Change
	July 27, 2014	July 28, 2013	YTD Q3 2014 over YTD Q3 2013

	(In millions, except percentages and ratios)
New orders	$1,686	$1,542	$144	9%
Net sales	1,608	1,485	123	8%
Book to bill ratio	1.0	1.0
Operating income	427	321	106	33%
Operating margin	26.6%	21.6%		5.0 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$430	$327	103	31%
Non-GAAP adjusted operating margin	26.7%	22.0%		4.7 points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
New orders for the third quarter of fiscal 2014 increased compared to the prior quarter primarily due to increased demand for semiconductor spares and services. Net sales for the third quarter of fiscal 2014 increased from the prior quarter primarily due to higher investment in semiconductor spares and services as well as display and semiconductor remanufactured equipment. Operating income and non-GAAP adjusted operating income were slightly higher than in the prior quarter primarily due to higher net sales. Operating margin and non-GAAP adjusted operating margin slightly decreased from the prior quarter primarily due to a lower recovery of the remaining regional customs duty assessment charge.
New orders and net sales for the third quarter of fiscal 2014 increased compared to the same period in fiscal 2013 mainly due to increased demand for semiconductor spares and services. In addition, increased investments in display equipment upgrades and 200mm equipment systems contributed to the increase in net sales for the third quarter of fiscal 2014 compared to the same period in fiscal 2013. Operating income and non-GAAP adjusted operating income increased in the third quarter of fiscal 2014 compared to the same period in the prior year, reflecting the increase in net sales.
New orders and net sales for the first nine months of fiscal 2014 increased compared to the same period in fiscal 2013 mainly due to increased demand for semiconductor spares and services, as well as 200mm equipment systems and equipment upgrades. Operating income and non-GAAP adjusted operating income increased in the first nine months of fiscal 2014 compared to the same period in the prior year, reflecting the increase in net sales as well as the recovery of a regional customs duty assessment charge.
There was no single region that accounted for at least 30 percent of total net sales for the Applied Global Services segment for any of the periods presented.
Display Segment
The Display segment encompasses products for manufacturing liquid crystal displays (LCDs), organic light-emitting diodes (OLEDs), and other display technologies for TVs, personal computers (PCs), tablets, smart phones, and other consumer-oriented devices. The segment is focused on expanding its presence through technologically-differentiated equipment for manufacturing large-scale TVs; entry into new markets such as low temperature polysilicon (LTPS), metal oxide, and touch panel sectors; and development of products that enable cost reductions through productivity and uniformity. Display industry growth depends primarily on consumer demand for increasingly larger and more advanced LCD TVs and high resolution displays for next generation mobile devices.
The market environment for Applied's Display segment in 2014 has been characterized by continued demand for manufacturing equipment for TV and high-end mobile devices, although this sector remains susceptible to highly cyclical conditions. Uneven order and revenue patterns in the Display segment can cause significant fluctuations quarter-over-quarter, as well as year-over year.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	July 27, 2014	April 27, 2014	July 28, 2013	Q3 2014 over Q2 2014		Q3 2014 over Q3 2013

	(In millions, except percentages and ratios)
New orders	$296	$340	$256	$(44)	(13)%	$40	16%
Net sales	119	147	161	(28)	(19)%	(42)	(26)%
Book to bill ratio	2.5	2.3	1.6
Operating income	25	26	33	(1)	(4)%	(8)	(24)%
Operating margin	21.0%	17.7%	20.5%		3.3 points		0.5 point
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$26	$26	$34	—	—%	(8)	(24)%
Non-GAAP adjusted operating margin	21.8%	17.7%	21.1%		4.1 points		0.7 point

	Nine Months Ended		Change
	July 27, 2014	July 28, 2013	YTD Q3 2014 over YTD Q3 2013

	(In millions, except percentages and ratios)
New orders	$715	$589	$126	21%
Net sales	425	375	50	13%
Book to bill ratio	1.7	1.6
Operating income	77	55	22	40%
Operating margin	18.1%	14.7%		3.4 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$79	$60	19	32%
Non-GAAP adjusted operating margin	18.6%	16.0%		2.6 points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
New orders for the third quarter of fiscal 2014 decreased compared to the prior quarter but remained at relatively high levels. Net sales also were lower compared to the prior quarter due to timing of shipments. Operating income and non-GAAP adjusted operating income were essentially flat compared to the prior quarter. Operating margin and non-GAAP adjusted operating margin increased over the prior quarter, despite a decrease in net sales, due primarily to sales of tools for which inventory had been fully reserved previously. Four customers accounted for approximately 85 percent of new orders for the Display segment in the third quarter of fiscal 2014, with one customer accounting for more than 40 percent of new orders. Three customers accounted for approximately 80 percent of net sales for this segment in the third quarter of fiscal 2014.
New orders for the third quarter of fiscal 2014 increased compared to the same period in the prior year primarily due to higher demand for TV manufacturing equipment, while net sales were lower compared to the same period in the prior year mainly due to timing of shipments. Operating income and non-GAAP adjusted operating income decreased for the third quarter of fiscal 2014 from the comparable period in fiscal 2013, reflecting decreased net sales.
New orders and net sales for the first nine months of fiscal 2014 increased compared to the same period in the prior year primarily due to higher demand for TV manufacturing equipment. Operating income and non-GAAP adjusted operating income also increased, reflecting higher net sales, better installation and warranty performance, and material and manufacturing cost reductions, partially offset by increased research and development expenses.
The following regions accounted for at least 30 percent of total net sales for the Display segment for one or more of the periods indicated:

	Three Months Ended						Change
	July 27, 2014		April 27, 2014		July 28, 2013		Q3 2014 over Q2 2014	Q3 2014 over Q3 2013

	(In millions, except percentages)
China	$65	55%	$135	92%	$113	70%	(52)%	(42)%
Korea	$36	30%	$1	1%	$26	16%	3,500%	38%

	Nine Months Ended				Change
	July 27, 2014		July 28, 2013		YTD Q3 2014 over YTD Q3 2013

	(In millions, except percentages)
China	$355	84%	$187	50%	90%
Korea	$41	10%	$128	34%	(68)%

Energy and Environmental Solutions Segment
The Energy and Environmental Solutions segment includes products for fabricating crystalline-silicon (c-Si) solar PV wafers and cells, as well as high throughput roll-to-roll deposition equipment for flexible electronics, packaging and other applications. This business is focused on delivering solutions to generate and conserve energy, with an emphasis on lowering the cost to produce solar modules and increasing conversion efficiency. While end-demand for solar PVs has been robust over the last several years, investment in capital equipment has remained low as global PV production capacity exceeds anticipated demand. The solar equipment environment improved slightly in the first nine months of fiscal 2014 relative to the same period in the previous year.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	July 27, 2014	April 27, 2014	July 28, 2013	Q3 2014 over Q2 2014		Q3 2014 over Q3 2013

	(In millions, except percentages and ratios)
New orders	$66	$88	$19	$(22)	(25)%	$47	247%
Net sales	103	88	45	15	17%	58	129%
Book to bill ratio	0.6	1.0	0.4
Operating income (loss)	24	5	(27)	19	380%	51	189%
Operating margin	23.3%	5.7%	(60.0)%		17.6 points		83.3 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income (loss)	25	7	(15)	18	257%	40	267%
Non-GAAP adjusted operating margin	24.3%	8.0%	(33.3)%		16.3 points		57.6 points

	Nine Months Ended		Change
	July 27, 2014	July 28, 2013	YTD Q3 2014 over YTD Q3 2013

	(In millions, except percentages and ratios)
New orders	$194	$126	$68	54%
Net sales	231	129	102	79%
Book to bill ratio	0.8	1.0
Operating income (loss)	18	(403)	421	104%
Operating margin	7.8%	(312.4)%		320.2 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income (loss)	$22	$(93)	115	124%
Non-GAAP adjusted operating margin	9.5%	(72.1)%		81.6 points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results.".
New orders and net sales for the third quarter and first nine months of fiscal 2014 remained at low levels due to continued excess manufacturing capacity in the solar industry. Two customers accounted for approximately 40 percent of net sales for this segment during the third quarter of fiscal 2014. Operating margin and non-GAAP adjusted operating margin increased for the third quarter compared to the prior quarter, primarily due to proceeds from a favorable litigation outcome. Operating margin and non-GAAP operating margin for the third quarter and first nine months of fiscal 2014 were also higher compared to the same periods in the prior year primarily due to proceeds from a favorable litigation outcome, lower inventory charges, sales of solar tools that were written down previously and continued cost reduction measures and spending controls. Operating loss for the first nine months of fiscal 2013 included $278 million in goodwill and intangible asset impairment charges.
The following regions accounted for at least 30 percent of total net sales for the Energy and Environmental Solutions segment for one or more of the periods presented:

	Three Months Ended						Change
	July 27, 2014		April 27, 2014		July 28, 2013		Q3 2014 over Q2 2014	Q3 2014 over Q3 2013

	(In millions, except percentages)
China	$72	70%	$65	74%	$30	67%	11%	140%

	Nine Months Ended				Change
	July 27, 2014		July 28, 2013		YTD Q3 2014 over YTD Q3 2013

	(In millions, except percentages)
China	$148	64%	$66	51%	124%

Financial Condition, Liquidity and Capital Resources
Applied's cash, cash equivalents and investments consist of the following:

	July 27, 2014	October 27, 2013

	(In millions)
Cash and cash equivalents	$2,726	$1,711
Short-term investments	145	180
Long-term investments	957	1,005
Total cash, cash-equivalents and investments	$3,828	$2,896
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Nine Months Ended
	July 27, 2014	July 28, 2013

	(In millions)
Cash provided by operating activities	$1,393	$604
Cash provided by (used in) investing activities	$(108)	$158
Cash used in financing activities	$(270)	$(409)
Operating Activities
Cash from operating activities for the nine months ended July 27, 2014 was $1.4 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation, and restructuring and asset impairments. Cash from operating activities reflected higher business volumes and increases in deferred revenue, partially offset by increases in inventories. The increases in inventories were mainly due to higher deferred inventory at the end of the third quarter of fiscal 2014.
Applied discounted $29 million of letters of credit issued by customers during the nine months ended July 27, 2014. Applied did not discount any letters of credit during the three months ended July 27, 2014 or the three and nine months ended July 28, 2013. Discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied factored accounts receivable of $45 million during the nine months ended July 27, 2014. There was no factoring of accounts receivable during the three months ended July 27, 2014 or the three and the nine months ended July 28, 2013.
Applied’s working capital was $3.9 billion at July 27, 2014 and $3.2 billion at October 27, 2013.
Days sales, inventory and payable outstanding at the end of each of the periods indicated were:

	July 27, 2014	April 27, 2014	July 28, 2013

Days sales outstanding	65	62	54
Days inventory outstanding	111	105	106
Days payable outstanding	42	41	40
Days sales outstanding varies due to the timing of shipments and payment terms. Days sales outstanding increased in the third quarter of fiscal 2014 compared to the prior quarter primarily due to a decrease in revenue and slightly unfavorable revenue linearity, partially offset by improved collection performance. Days inventory outstanding and days payable outstanding increased during the third quarter of fiscal 2014 compared to the prior quarter reflecting slightly lower business volumes.
Days sales outstanding increased in the third quarter of fiscal 2014 compared to the same period in fiscal 2013 primarily due to unfavorable revenue linearity. Days inventory outstanding increased in the third quarter of fiscal 2014 compared to the same period in fiscal 2013 primarily due to a higher inventory balance reflecting increased business volumes.

Investing Activities
Applied used $108 million of cash in investing activities during the nine months ended July 27, 2014. Proceeds from sales and maturities of investments, net of purchases of investments, totaled $70 million and capital expenditures were $178 million during the nine months ended July 27, 2014.
Financing Activities
Applied used cash for financing activities in the amount of $270 million during the nine months ended July 27, 2014, consisting primarily of $363 million in payment of cash dividends to stockholders, offset by proceeds from stock issuances related to equity compensation awards, including associated tax benefits, of $93 million.
In June 2014, March 2014 and December 2013, Applied's Board of Directors declared quarterly cash dividends in the amount of $0.10 per share. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in May 2017. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at July 27, 2014. Remaining credit facilities in the amount of approximately $78 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both July 27, 2014 and October 27, 2013, and Applied has not utilized these credit facilities. In connection with the proposed business combination with TEL, Applied intends to amend or replace its undrawn $1.5 billion unsecured revolving credit agreement.
Applied has debt agreements that contain financial and other covenants. These covenants require Applied to maintain certain minimum financial ratios. At July 27, 2014, Applied was in compliance with all such covenants. See Note 10 of Notes to Consolidated Condensed Financial Statements for additional discussion of long-term debt.
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of July 27, 2014, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $45 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of July 27, 2014, Applied Materials, Inc. has provided parent guarantees to banks for approximately $102 million to cover these arrangements.
Others
During the fourth quarter of fiscal 2013, Applied purchased foreign exchange option contracts to limit its foreign exchange risk associated with the announced business combination with TEL. At July 27, 2014, the fair value of these foreign exchange option contracts was approximately $8 million. To further mitigate credit exposure in connection with these foreign exchange option contracts, Applied entered into security arrangements with certain counterparties, which require the counterparties to post collateral amounting to the approximate fair value of the derivative contracts. The cash collateral is included in cash and cash equivalents in the Consolidated Condensed Statements of Financial Position, with the corresponding liability included in accounts payable and accrued expenses. See Note 5 of Notes to Consolidated Condensed Financial Statements for additional discussion of derivative instruments.
Applied’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, municipal bonds, corporate bonds and mortgage-backed and asset-backed securities, as well as equity securities. Applied regularly monitors the credit risk in its investment portfolio and takes appropriate measures, which may include the sale of certain securities, to manage such risks prudently in accordance with its investment policies. During the three and nine months ended July 27, 2014, Applied did not recognize any impairment of its fixed income or publicly traded equity securities. At July 27, 2014, gross unrealized losses due to a decrease in the fair value of certain fixed income securities were not material.

During the nine months ended July 27, 2014, Applied did not record a bad debt provision. While Applied believes that its allowance for doubtful accounts at July 27, 2014 is adequate, it will continue to closely monitor customer liquidity and economic conditions.
As of July 27, 2014, approximately $2.4 billion of cash, cash equivalents, and marketable securities held by foreign subsidiaries may be subject to U.S. taxes if repatriated for U.S. operations. Of this amount, Applied intends to permanently reinvest approximately $1.8 billion of these funds outside of the U.S. and does not plan to repatriate these funds. For the remaining cash, cash equivalents and marketable securities held by foreign subsidiaries, U.S. taxes have been provided for in the financial statements.
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

Non-GAAP Adjusted Results
Management uses non-GAAP adjusted results to evaluate operating and financial performance in light of business objectives and for planning purposes. Applied believes these measures enhance investors’ ability to review the Company’s business from the same perspective as management and facilitate comparisons of this period’s results with prior periods. The non-GAAP adjusted results presented below exclude the impact of the following, where applicable: certain acquisition-related costs; restructuring charges and any associated adjustments; impairments of assets, goodwill, or investments; gain or loss on sale of facilities and investments; and certain tax items. These non-GAAP adjusted measures are not in accordance with GAAP and may differ from non-GAAP methods of accounting and reporting used by other companies. The presentation of this additional information should not be considered a substitute for results prepared in accordance with GAAP.

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results:
APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	July 27, 2014	April 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013

Non-GAAP Adjusted Gross Margin
Reported gross margin - GAAP basis	$992	$1,001	$806	$2,884	$2,196
Certain items associated with acquisitions[1]	38	39	40	116	126
Acquisition integration costs	—	1	1	1	3
Non-GAAP adjusted gross margin	$1,030	$1,041	$847	$3,001	$2,325
Non-GAAP adjusted gross margin percent (% of net sales)	45.5%	44.2%	42.9%	44.1%	42.1%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$391	$387	$250	$1,108	$221
Impairment of goodwill and intangible assets	—	—	—	—	278
Certain items associated with acquisitions[1]	44	46	47	135	154
Acquisition integration costs	9	10	5	30	27
Unrealized loss on derivative associated with announced business combination	10	23	—	9	—
Certain items associated with announced business combination[2]	23	16	—	50	—
Restructuring charges and asset impairments[3,4,5]	—	—	14	7	33
Gain on sale of facility	—	—	(4)	—	(4)
Non-GAAP adjusted operating income	$477	$482	$312	$1,339	$709
Non-GAAP adjusted operating margin percent (% of net sales)	21.1%	20.5%	15.8%	19.7%	12.8%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis	$301	$262	$168	$816	$73
Impairment of goodwill and intangible assets	—	—	—	—	278
Certain items associated with acquisitions[1]	44	46	47	135	154
Acquisition integration costs	9	10	5	30	27
Unrealized loss on derivative associated with announced business combination	10	23	—	9	—
Certain items associated with announced business combination[2]	23	16	—	50	—
Restructuring charges and asset impairments[3,4,5]	—	—	14	7	33
Impairment (gain on sale) of strategic investments, net	(1)	2	2	(4)	4
Gain on sale of facility	—	—	(4)	—	(4)
Reinstatement of federal R&D tax credit	—	—	—	—	(13)
Resolution of prior years’ income tax filings and other tax items	(19)	12	(3)	(22)	(14)
Income tax effect of non-GAAP adjustments	(18)	(23)	(7)	(45)	(48)
Non-GAAP adjusted net income	$349	$348	$222	$976	$490

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

2	These items are incremental charges related to the announced business combination agreement with Tokyo Electron Limited, consisting of acquisition-related and integration planning costs.

3	Results for the nine months ended July 27, 2014 included employee-related costs of $7 million related to the restructuring program announced on October 3, 2012.

4
Results for the three months ended July 28, 2013 included $4 million of employee-related costs related to the restructuring program announced on October 3, 2012, and restructuring and asset impairment charges of $10 million related to the restructuring program announced on May 10, 2012.

5
Results for the nine months ended July 28, 2013 included $12 million of employee-related costs, net, related to the restructuring program announced on October 3, 2012, restructuring and asset impairment charges of $19 million related to the restructuring program announced on May 10, 2012, and severance charges of $2 million related to the integration of Varian Semiconductor Equipment Associates, Inc (Varian).

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended			Nine Months Ended
(In millions, except per share amounts)	July 27, 2014	April 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis	$0.24	$0.21	$0.14	$0.66	$0.06
Impairment of goodwill and intangible assets	—	—	—	—	0.22
Certain items associated with acquisitions	0.03	0.03	0.03	0.09	0.10
Acquisition integration costs	0.01	0.01	—	0.02	0.02
Unrealized loss on derivative associated with announced business combination	—	0.01	—	—	—
Certain items associated with announced business combination	0.02	0.01	—	0.04	—
Restructuring charges and asset impairments	—	—	0.01	—	0.02
Reinstatement of federal R&D tax credit and resolution of prior years’ income tax filings and other tax items	(0.02)	0.01	—	(0.02)	(0.02)
Non-GAAP adjusted earnings per diluted share	$0.28	$0.28	$0.18	$0.79	$0.40
Weighted average number of diluted shares	1,233	1,229	1,220	1,230	1,218

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	July 27, 2014	April 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013

SSG Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$381	$391	$246	$1,086	$663
Certain items associated with acquisitions[1]	42	42	42	126	131
Acquisition integration costs	—	—	(5)	1	(3)
Restructuring charges and asset impairments[3]	—	—	—	—	1
Non-GAAP adjusted operating income	$423	$433	$283	$1,213	$792
Non-GAAP adjusted operating margin percent (% of net sales)	28.7%	27.3%	22.2%	26.7%	22.4%
AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$154	$148	$114	$427	$321
Certain items associated with acquisitions[1]	—	2	2	3	4
Restructuring charges and asset impairments[3]	—	—	—	—	2
Non-GAAP adjusted operating income	$154	$150	$116	$430	$327
Non-GAAP adjusted operating margin percent (% of net sales)	27.2%	28.1%	23.3%	26.7%	22.0%
Display Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$25	$26	$33	$77	$55
Certain items associated with acquisitions[1]	1	—	1	2	5
Non-GAAP adjusted operating income	$26	$26	$34	$79	$60
Non-GAAP adjusted operating margin percent (% of net sales)	21.8%	17.7%	21.1%	18.6%	16.0%
EES Non-GAAP Adjusted Operating Income (Loss)
Reported operating income (loss) - GAAP basis	$24	$5	$(27)	$18	$(403)
Impairment of goodwill and intangible assets	—	—	—	—	278
Certain items associated with acquisitions[1]	1	2	2	4	14
Restructuring charges and asset impairments[2,3]	—	—	10	—	18
Non-GAAP adjusted operating income (loss)	$25	$7	$(15)	$22	$(93)
Non-GAAP adjusted operating margin percent (% of net sales)	24.3%	8.0%	(33.3)%	9.5%	(72.1)%

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

2	Results for the three months ended July 28, 2013 included restructuring and asset impairment charges of $10 million related to the restructuring program announced on May 10, 2012.

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
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $1.0 billion at July 27, 2014. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at July 27, 2014, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $15 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. At July 27, 2014, the carrying amount of debt issued by Applied was $1.9 billion with an estimated fair value of $2.2 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s debt issuances of approximately $180 million at July 27, 2014.
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
In certain cases, Applied uses derivatives to hedge specific foreign currency exposures. During the fourth quarter of fiscal 2013, as part of an overall risk management strategy, Applied purchased foreign exchange option contracts to limit its foreign exchange risk associated with the announced business combination with TEL in the event there is a significant weakening in the Japanese yen as compared to the U.S. dollar. The derivatives used to hedge the currency exposure did not qualify for hedge accounting treatment. At July 27, 2014, the fair value of the foreign exchange currency option contracts was approximately $8 million. Applied recorded an unrealized loss of $10 million during the third quarter of fiscal 2014 related to such contracts. Changes in the exchange rate between the U.S. dollar and the Japanese yen would impact Applied's consolidated financial statements.  The future maximum loss exposure on this option contract is generally limited to its fair value as of the most recent balance sheet date. For further details, see Note 5 of Notes to Consolidated Condensed Financial Statements.

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
Changes in Internal Control Over Financial Reporting
During the third quarter of fiscal 2014, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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
Applied’s semiconductor customer base historically has been, and is becoming even more, highly concentrated as a result of economic and industry conditions. In the first nine months of fiscal 2014, three semiconductor manufacturers accounted for approximately 58 percent of Silicon Systems Group net sales and two customers accounted for 37 percent of Applied’s consolidated net sales. Applied’s display customer base is also highly concentrated, while concentration within Applied’s solar customer base varies depending on the product line but is increasing due to challenging industry conditions. Applied’s customer base is also geographically-concentrated. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for tabular presentations of net sales by geographic region.
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
In the third quarter of fiscal 2014, approximately 70 percent of Applied’s net sales were to customers in regions outside the United States. Moreover, China now represents the largest market for various electronic products, such as TVs, PCs, and smartphones. Certain of Applied’s R&D and manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in Singapore, Taiwan, China, Korea, Israel, Germany and Italy. Applied is also expanding its business and operations in new countries. The global nature of Applied’s business and operations, combined with the need to continually improve the Company’s operating cost structure, presents challenges, including but not limited to those arising from:

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
On September 24, 2013, Applied announced an agreement with Tokyo Electron Limited (TEL), a Japanese corporation and global supplier of semiconductor and flat panel display production equipment, and provider of technical support and services for semiconductor, flat panel display and PV panel production equipment, to effect a strategic combination of their respective businesses. Under the agreement, which was amended February 14, 2014, the closing of the transaction is subject to customary conditions, including regulatory approvals. The proposed business combination is subject to the risk factors described immediately above, including the risks that the combination may not be consummated in a timely manner or at all; that required  regulatory approvals may not be obtained or may be subject to conditions that reduce the estimated benefits of the combination; that the businesses, operations, systems, technologies, products or employees of Applied and TEL may not be integrated successfully; and, following completion of the transaction, that ineffective integration, changes in laws or regulations, or other factors, may impact the combined company’s ability to realize anticipated synergies and benefits.
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
In addition, Applied must regularly implement or update comprehensive programs and processes to better align its global organizations, including initiatives to enhance the Asia supply chain and improve back office and information technology infrastructure for more efficient transaction processing. Applied also is implementing a multi-year, company-wide program to transform certain business processes or extend established processes, including enhancements or replacements to certain enterprise resource planning (ERP) software systems. The implementation of additional functionality to the ERP system entails certain risks, including difficulties with changes in business processes that could disrupt Applied’s operations, such as its ability to track orders and timely ship products, project inventory requirements, manage its supply chain and aggregate financial and operational data. During transitions Applied must continue to rely on legacy information systems, which may be costly or inefficient, while the implementation of new initiatives may not achieve the anticipated benefits and may divert management’s attention from other operational activities, negatively affect employee morale, or have other unintended consequences.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of fiscal 2014, there were no shares of common stock repurchased by Applied. On March 5, 2012, the Board of Directors approved a stock repurchase program authorizing up to $3.0 billion in repurchases over the next three years, ending March 2015. At July 27, 2014, $1.6 billion remained available for future stock repurchases under this repurchase program.

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
August 21, 2014

By:	/s/ CHARLES W. READ
Charles W. Read Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
August 21, 2014