Form 10-K
period 2014-10-26
APPLIED MATERIALS INC /DE
filed 2014-12-17
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 26, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 27, 2014, based upon the closing sale price reported by the NASDAQ Global Select Market on that date: $22,617,248,500
Number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of December 12, 2014: 1,221,471,983
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of Part III will be provided in accordance with Instruction G(3) to Form 10-K no later than February 23, 2015.

Caution Regarding Forward-Looking Statements
This Annual Report on Form 10-K (report or Form 10-K) of Applied Materials, Inc. and its subsidiaries (Applied or the Company), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks and uncertainties.
Examples of forward-looking statements include those regarding Applied’s future financial or operating results, cash flows and cash deployment strategies, declaration of dividends, share repurchases, business strategies and priorities, costs and cost controls, products, competitive positions, management's plans and objectives for future operations, research and development, strategic acquisitions and investments, the proposed business combination with Tokyo Electron Limited, growth opportunities, restructuring activities, backlog, working capital, liquidity, investment portfolio and policies, taxes, supply chain, manufacturing, properties, legal proceedings and claims, customer demand and spending, end-use demand, market and industry trends and outlooks, general economic conditions, and other statements that are not historical facts, as well as their underlying assumptions. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential” and “continue,” the negative of these terms, or other comparable terminology. All forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part I, Item 1A, “Risk Factors,” below and elsewhere in this report. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Forward-looking statements are based on management’s estimates, projections and expectations as of the date hereof, and Applied undertakes no obligation to revise or update any such statements.
The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report.

APPLIED MATERIALS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 26, 2014

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
Net sales by reportable segment for the past three fiscal years were as follows:

	2014		2013		2012

	(In millions, except percentages)
Silicon Systems Group	$5,978	66%	$4,775	64%	$5,536	64%
Applied Global Services	2,200	24%	2,023	27%	2,285	26%
Display	615	7%	538	7%	473	5%
Energy and Environmental Solutions	279	3%	173	2%	425	5%
Total	$9,072	100%	$7,509	100%	$8,719	100%
Silicon Systems Group Segment
The Silicon Systems Group segment develops, manufactures and sells manufacturing equipment used to fabricate semiconductor chips, also referred to as integrated circuits (ICs). Most chips are built on a silicon wafer base and include a variety of circuit components, such as transistors and other devices, that are connected by multiple layers of wiring (interconnects). Applied offers systems that perform various processes used in chip fabrication, including chemical vapor deposition (CVD), physical vapor deposition (PVD), etch, electrochemical deposition (ECD), rapid thermal processing (RTP), ion implantation, chemical mechanical planarization (CMP), epitaxy (Epi), wet cleaning, atomic layer deposition (ALD), wafer metrology and inspection, and systems that etch or inspect circuit patterns on masks used in the photolithography process. Applied’s semiconductor manufacturing systems are used by integrated device manufacturers and foundries to build and package memory, logic and other types of chips.
The majority of the Company's new equipment sales are for leading-edge technology for advanced 2X nanometer (nm) nodes and smaller dimensions. To build a chip, the transistors, capacitors and other circuit components are first created on the surface of the wafer by performing a series of processes to deposit and selectively remove portions of successive film layers. Similar processes are then used to build the layers of wiring structures on the wafer. As the density of the circuit components increases to enable greater computing capability in the same or smaller physical area, the complexity of building the chip also increases, necessitating more process steps to form smaller transistor structures and more intricate wiring schemes. Advanced chip designs require more than 500 steps involving these and other processes to complete the manufacturing cycle.

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
The transistor is another key area of the chip where semiconductor manufacturers are improving their device designs to enhance performance. Applied has technically-advanced products for building smaller and faster transistors. One method of enhancing chip performance is strain engineering, a technique that stretches or compresses the space between atoms, allowing electrical current to flow more quickly. Multiple strain films are typically used in advanced devices since they have an additive effect on increasing transistor speed. Applied has systems to enable these applications using CVD and epitaxial deposition technologies.
Major chipmakers are integrating high dielectric constant (high-k) and metal materials and processes in their transistor gate structures to increase chip performance and reduce power consumption. Applied has fully characterized processes for building these high-k/metal gates. These solutions include an integrated gate stack tool that combines multiple critical steps in a single system, including a portfolio of metallization technologies using CVD, ALD and PVD processes.
To address the need for higher performance in a smaller space driven by new consumer products, a new type of chip packaging at wafer level is emerging, which enables three-dimensional (3D) ICs. Providing greater functionality in a smaller footprint, 3D ICs stack multiple chips together and electrically connect them using deep holes, called through-silicon via (TSV) structures. Applied has production-proven systems and processes required for advanced packaging, including etch, CVD, PVD, ECD, wafer cleaning and CMP systems.
Most of Applied’s semiconductor equipment products are single-wafer systems with multiple process chambers attached to a base platform. This enables each wafer to be processed separately in its own environment, allowing precise process control, while the system’s multiple chambers enable simultaneous, high productivity manufacturing. Applied sells most of its single-wafer, multi-chamber systems on eight basic platforms: the Endura®,, Centura®, Producer®, CentrisTM, Reflection®, Raider®, VIISta® and Vantage® platforms. These platforms support ALD, CVD, ECD, PVD, etch, ion implantation, and RTP technologies.
Over time, the semiconductor industry has migrated to increasingly larger wafers to build chips. The predominant or common wafer size used today for volume production of advanced chips is 300 millimeter (mm), or 12-inch, wafers. Applied offers 300mm systems through its Silicon Systems Group segment. In addition, Applied offers earlier-generation 200mm systems, as well as products and services to support all of its systems, which are reported under its Applied Global Services segment.
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

Atomic Layer Deposition
ALD is an advanced technology in which atoms are deposited one layer at a time to build chip structures. This technology enables customers to fabricate thin films of either conducting or insulating material with uniform coverage in nanometer-sized structures. One of the most critical areas of the transistor is its gate, which is built by depositing layers of dielectric films. At the 22nm node and below, these film layers are so thin that they must be atomically engineered. The Applied Centura Integrated Gate Stack system features advanced ALD technology that builds ultrathin high-k film layers less than 2nm in thickness.

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
Low k Dielectric Films — Low k dielectric materials are used in copper-based chip designs to further improve interconnect speed. Using conventional CVD equipment, the Applied Producer Black Diamond® family of low k systems provides customers with a proven, cost-effective way to integrate a variety of low k films into advanced interconnect structures. The Company's latest third-generation low k technologies are featured on the Applied Producer Black Diamond 3 system and Applied Producer Nanocure 3 system. In addition, the Company offers its Applied Producer OnyxTM process, an innovative film treatment that optimizes the molecular structure of low k films. Together, these products are designed to enable smaller, higher performance and more power-efficient devices at 22nm and below.
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

Through-Silicon Via Films — Applied offers products for TSV fabrication, including the Applied Producer InVia™ system. This product uses an innovative process to deposit the critical oxide liner film layer in HAR TSV structures, enabling robust electrical isolation of the TSV, which is vital for reliable device performance. For applications where higher temperatures can damage the manufacturing process, the Applied Producer Avila™ CVD system and Applied Producer OptivaTM CVD system allow high-quality dielectric film deposition at stable substrate temperatures.

3D NAND and FinFET Films — 3D NAND requires deposition technology for vertical gate formation and complex patterning applications. Applied offers products for FinFET and 3D NAND fabrication, including the Applied Producer XP PrecisionTM CVD system released in 2014, which addresses the deposition challenges presented by vertical 3D architectures. Designed for high-volume manufacturing, the XP Precision system combines production-proven Producer CVD technology with more efficient, faster processing chamber technology.

Copper Interconnect Encapsulation Solutions — In 2014, Applied introduced its Endura VoltaTM CVD Cobalt system for encapsulating copper interconnects in logic chips smaller than the 28nm node. The system deposits a conformal cobalt liner and selective cobalt capping layer to provide complete enclosure of copper lines, improving reliability while reducing yield-limiting issues.

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
Tungsten Deposition — Tungsten is used in the contact area of a chip that connects the transistors to the wiring circuitry. In aluminum-based devices, tungsten is also used in the structures that connect the multiple layers of aluminum wiring. Applied has two products for depositing tungsten: the Applied Centura Sprint® Tungsten CVD system and the Applied Centura iSprint® ALD/CVD system which provide tungsten filling capability to 20nm and below.
Electrochemical Deposition
ECD is a process by which metal atoms from a chemical fluid (an electrolyte) are deposited on the surface of an immersed object. One application is to deposit copper in interconnect wiring structures. This process step follows the deposition of barrier and seed layers that prevent the copper from contaminating other areas of the device, improve the adhesion of the copper film and enable electrodeposition to occur. Another application is wafer level packaging for deposition of copper to fill TSV 3D chip-to-chip connections. Applied offers special configurations of the Applied Raider system for these ECD applications.
Physical Vapor Deposition
PVD is a physical process in which atoms of a gas, such as argon, are accelerated toward a metal target. The metal atoms chip off, or sputter away, and are then deposited on the wafer. The Applied Endura PVD system offers various advanced metal deposition processes, including aluminum, aluminum alloys, cobalt, titanium nitride, tantalum/tantalum nitride, tungsten/tungsten nitride, nickel, vanadium and copper. Introduced 24 years ago, the Company's Applied Endura platform is the most successful metal deposition system in the history of the semiconductor industry.
The Applied Endura CuBS (copper barrier/seed) PVD system is widely used by customers for fabricating copper-based chips. The system deposits a tantalum-based barrier film that prevents copper material from entering other areas of the device and then a copper seed layer that primes the structure for the subsequent deposition of bulk copper. The Applied Endura CuBS RFX PVD system extends cost-effective CuBS technology to the 2Xnm node. The Applied Endura Avenir™ RF PVD system sequentially deposits the multiple metal film layers that form the heart of the industry’s new, faster, metal gate transistors. The Applied Endura iLB PVD/CVD system enables customers to shrink their speed-critical contact structures for 20nm and below devices. The Applied Endura AmberTM PVD system uses copper reflow technology to achieve rapid, void-free fill of interconnect structures at virtually any device node.
In 2014, Applied introduced the Endura VenturaTM PVD system, incorporating the latest industry-leading PVD technologies. The Ventura system supports the use of titanium in volume manufacturing as an alternative barrier material and expands Applied's comprehensive toolset for wafer level packaging applications, including through silicon vias, redistribution layers, and bump technology used to connect the die to the substrates.
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
For etching silicon, the Applied Centris AdvantEdge™ Mesa™ system features eight process chambers for high wafer output and proprietary system intelligence software to assure every process on every chamber precisely matches. The system also saves on power, water and gas consumption, helping customers to lower operating costs and support their sustainable manufacturing initiatives. Chip manufacturers are also beginning to employ 3D architectures in advanced memory chips to provide higher-density storage capacity. These structures require the precise etching of exceptionally deep and narrow structures. To meet this industry requirement, Applied offers its Applied Centura AvatarTM dielectric etch system that can etch holes and trenches up to 80:1 depth-to-width aspect ratios. Also for 3D chip manufacturing, the Applied Centura Silvia® system is specifically designed for etching small, deep holes for TSV applications.
Rapid Thermal Processing
RTP is a process in which a wafer is subjected to rapid bursts of intense heat that can take the wafer from room temperature to more than 1,000 degrees Celsius in less than 10 seconds. A rapid thermal process is used mainly for annealing, which modifies the properties of deposited films. The Applied Centura Radiance®Plus and Applied Vantage® RadOx™ RTP systems feature advanced RTP technology with differing platform designs. While the multi-chamber Centura platform offers exceptional process flexibility, the streamlined two-chamber Vantage platform is designed for dedicated high-volume manufacturing. These single-wafer RTP systems are also used for growing high quality oxide and oxynitride films, deposition steps that traditional large batch furnaces can no longer achieve with the necessary precision and control.
Applied’s latest RTP systems address the critical need for controlling wafer temperature to increase chip performance and yield. The laser-based Applied Vantage Astra™ millisecond anneal system abruptly raises the surface temperature of the wafer locally to modify material properties at the atomic level. The Applied Vantage Vulcan system, the first RTP system to heat the wafer entirely from the backside, brings a new level of precision and control to the anneal process, allowing chipmakers to produce more high-performance devices per wafer.
Ion Implantation
Ion implantation is a key technology for forming transistors and is used many times during chip fabrication. During ion implantation, wafers are bombarded by a beam of electrically-charged ions, called dopants, which change the electrical properties of the exposed surface films. These dopants are accelerated to an energy that permits them to penetrate the substrate at a precise quantity and depth. Dopant concentration is determined by controlling the number of ions in the beam and the number of times the wafer passes through the beam, while the depth of the dopants is determined by the energy of the beam. Ion implantation systems may also be used in other areas of IC manufacturing to modify the material properties of the semiconductor devices, as well as in manufacturing crystalline-silicon solar cells.
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
Applied's latest CMP product, the Applied Reflexion LK PrimeTM, is a critical enabler for FinFET gate and 3D NAND staircase structures.

Metrology and Wafer Inspection
Applied offers several products for locating, measuring and analyzing defects and features on the wafer during various stages of the fabrication process. These systems enable customers to characterize and control critical dimension (CD) and defect issues, especially at advanced generation technology nodes.
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
DR-SEMs review defects on the wafer (such as particles, scratches or residues) that are first located by a defect detection system and then classify the defects to identify their source. The high-throughput, fully automatic Applied SEMVision™ Defect Analysis products enable customers to use this technology as an integral part of their production lines to analyze critical defects with industry-leading throughput. The Applied SEMVision G6 system, designed to accelerate time-to-yield for leading-edge chip manufacturing at the 1Xnm node and beyond and enhanced by the Purity™ Automatic Defect Classification (ADC), is the most advanced of the SEMVision family of products.
Wafer Inspection — Using deep ultraviolet (DUV) laser-based technology, defects can be detected on patterned wafers (wafers with printed circuit images) as they move between processing steps. Defects include particles, open circuit lines, and shorts between lines. The Applied UVision® 6 wafer inspection system detects yield-limiting defects in the critical patterning layers of logic and memory devices.
Mask Making
Masks are used by photolithography systems to transfer microscopic circuit designs onto wafers. Since an imperfection in a mask may be replicated on the wafer, the mask must be virtually defect-free. Applied provides systems for etching and inspecting masks.
Applied's Tetra™ systems have been used by mask makers worldwide to etch the majority of high-end masks including 28nm/14nm nodes. The Applied Centura Tetra EUV (extreme ultraviolet) Advanced Reticle Etch system fabricates leading-edge masks at 22nm and smaller dimensions. The Applied Aera3™ Mask inspection uses sophisticated aerial imaging technology that allows users to immediately see how the pattern on the mask will appear on the wafer, revealing only the defects most likely to print and significantly reducing inspection time. These systems also address the challenge of fabricating emerging EUV lithography masks.

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
Legacy Systems — Applied offers products to extend the performance and productive life of 200mm semiconductor fabrication plants, including new and remanufactured 200mm equipment, system enhancements to lower cost of ownership and extend technology, and fab transition services. Applied’s 200mm systems are available in production-proven technologies that provide productive, cost-effective manufacturing solutions for mainstream, as well as specialty processes including micro-electro-mechanical systems (MEMS), power transistors and image sensors.
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
Applied supplies systems that process and test different glass substrate sizes. To meet consumer demand for larger, more cost-effective LCD TVs, Applied’s generation (Gen) 10 systems can process substrates sized at approximately 2.85 x 3.05 meters, with each substrate enabling the production of up to six 65-inch LCD TV screens.
Applied is also extending its core LCD technology to enable ultra-high resolution displays for next-generation smartphones, tablet PCs, and OLED TVs. These higher-performance displays are fabricated using newer materials such as low-temperature polysilicon (LTPS) and metal oxide films in the transistor layer of the panel to gain significantly faster switching speeds. Applied also offers plasma-enhanced CVD (PECVD) products for depositing LTPS films with its AKT PX family of systems, which are available for a range of display substrate sizes to enable manufacturers to achieve economies of scale.

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
Solar equipment applications include:
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
The Energy and Environmental Solutions segment also includes high-throughput, roll-to-roll vacuum web coating systems for high-performance deposition of a range of films on flexible substrates for flexible electronics, packaging and other applications. These include the SmartWEBTM system, a modular platform for sputtering multiple thin layers on flexible roll-to-roll plastic substrates for manufacturing flexible touch panels, flexible displays, and other applications, at high throughput.

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
Backlog by reportable segment as of October 26, 2014 and October 27, 2013 was as follows:

	2014		2013

	(In millions, except percentages)
Silicon Systems Group	$1,400	48%	$1,295	55%
Applied Global Services	775	27%	591	25%
Display	593	20%	361	15%
Energy and Environmental Solutions	149	5%	125	5%
Total	$2,917	100%	$2,372	100%

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
Research, Development and Engineering
Applied’s long-term growth strategy requires continued development of new products, including products that enable expansion into new markets. The Company’s significant investment in research, development and engineering (RD&E) has generally enabled it to deliver new products and technologies before the emergence of strong demand, thus allowing customers to incorporate these products into their manufacturing plans at an early stage in the technology selection cycle. Applied works closely with its global customers to design systems and processes that meet their planned technical and production requirements. Product development and engineering organizations are located primarily in the United States, as well as in Europe, Israel, Taiwan, and China. In addition, Applied outsources certain RD&E activities, some of which are performed outside the United States, primarily in India and Singapore. Process support and customer demonstration laboratories are located in the United States, China, Taiwan, Europe, and Israel.
Applied’s investments in RD&E for product development and engineering programs to create or improve products and technologies over the last three years were as follows: $1.4 billion (16 percent of net sales) in fiscal 2014, $1.3 billion (18 percent of net sales) in fiscal 2013, and $1.2 billion (14 percent of net sales) in fiscal 2012. Applied has spent an average of 13 percent of net sales in RD&E over the last five years. In addition to RD&E for specific product technologies, Applied maintains ongoing programs for automation control systems, materials research, and environmental control that are applicable to its products.

Marketing and Sales
Net sales by geographic region, determined by the location of customers' facilities to which products were shipped, were as follows:

	2014		2013		2012

	(In millions, except percentages)
Taiwan	$2,702	30%	$2,640	35%	$2,411	28%
China	1,608	18%	787	11%	783	9%
Korea	965	10%	924	12%	1,897	22%
Japan	817	9%	685	9%	704	8%
Southeast Asia	356	4%	320	4%	312	3%
Asia Pacific	6,448	71%	5,356	71%	6,107	70%
United States	1,966	22%	1,473	20%	1,749	20%
Europe	658	7%	680	9%	863	10%
Total	$9,072	100%	$7,509	100%	$8,719	100%

Because of the highly technical nature of its products, Applied markets and sells products worldwide almost entirely through a direct sales force. Approximately 78 percent of Applied’s fiscal 2014 net sales were to regions outside of the United States.
General economic conditions impact Applied’s business and financial results. From time to time, the markets in which products are sold experience weak economic conditions that may negatively impact sales. Applied’s business is cyclical, based on capital equipment investment by major semiconductor, flat panel display, solar PV and other manufacturers. Customers’ expenditures depend on many factors, including: anticipated market demand and pricing for semiconductors, display, solar cells and modules, and other substrates; the development of new technologies; customers’ factory utilization; capital resources and financing; government policies and incentives; and global and regional economic conditions. In addition, a significant driver in the semiconductor and display industries is end-demand for mobile consumer products, which is characterized by seasonality that impacts the timing of customer investments in manufacturing equipment and, in turn, Applied's business.
Information on net sales to unaffiliated customers and long-lived assets attributable to Applied’s geographic regions is included in Note 16 of Notes to Consolidated Financial Statements. The following companies accounted for at least 10 percent of Applied’s net sales in fiscal 2014, 2013, or 2012, which were for products in multiple reportable segments.

	2014	2013	2012
Taiwan Semiconductor Manufacturing Company Limited	21%	27%	16%
Samsung Electronics Co., Ltd.	12%	13%	20%

Competition
The industries in which Applied operates are highly competitive and characterized by rapid technological change. Applied’s ability to compete generally depends on its ability to timely commercialize its technology, continually improve its products, and develop new products that meet constantly evolving customer requirements. Significant competitive factors include technical capability and differentiation, productivity, cost-effectiveness and the ability to support a global customer base. The importance of these factors varies according to customers’ needs, including product mix and respective product requirements, applications, and the timing and circumstances of purchasing decisions. Substantial competition exists in all areas of Applied’s business. Competitors range from small companies that compete in a single region, which may benefit from policies and regulations that favor domestic companies, to global, diversified companies. Applied’s ability to compete requires a high level of investment in RD&E, marketing and sales, and global customer support activities. Management believes that many of Applied’s products have strong competitive positions.

The competitive environment for each segment is described below.
The semiconductor industry has been increasingly driven by consumer demand for lower-cost electronic products with increased capability, particularly mobility devices such as smartphones and tablets. As a result, products within the Silicon Systems Group segment are subject to significant changes in customer requirements, including transitions to smaller dimensions, new materials and an increasing number of applications. While certain existing technologies may be adapted to new requirements, some applications create the need for an entirely different technological approach. The rapid pace of technological change can quickly diminish the value of current technologies and products and create opportunities for existing and new competitors. Applied offers a variety of technologically-differentiated products that must continuously evolve to satisfy customers’ requirements in order to compete effectively in the marketplace. Applied allocates resources among its numerous product offerings and therefore may decide not to invest in an individual product to the same degree as competitors who specialize in fewer products. There are a number of competitors serving the semiconductor manufacturing equipment industry, with some offering a single product line and others offering multiple product lines. These competitors range from suppliers serving a single region to global, diversified companies. The competitive environment for the Silicon Systems Group in fiscal 2014 reflected continued investment in the semiconductor industry driven by capacity demand for mobile computing. Foundry customers led capacity additions for advanced technology nodes and were the primary drivers for net sales of the Silicon Systems Group in fiscal 2014.
Products and services within the Applied Global Services segment complement the Silicon Systems Group, Display, and Energy and Environmental Solutions segments’ products, in markets that are characterized by demanding worldwide service requirements and a diverse group of numerous competitors. To compete effectively, Applied offers products and services to improve tool performance, lower overall cost of ownership, and increase the productivity and energy efficiency of customers’ fab operations. Significant competitive factors include productivity, cost-effectiveness, and the level of technical service and support. The importance of these factors varies according to customers’ needs and the type of products or services offered. Industry conditions that affected Applied Global Services’ sales of spares and services in fiscal 2014 were principally semiconductor manufacturers' wafer starts and factory utilization rates.
Products in the Display segment are generally subject to strong competition from a number of major competitors primarily in Asia. Applied holds established market positions with its technically-differentiated LCD and OLED manufacturing solutions for PECVD, color filter PVD, PVD array, PVD touch panel, and TFT array testing, although its market position could change quickly due to customers' evolving requirements. The competitive environment for the Display segment in fiscal 2014 was characterized by an increase in demand for TV manufacturing equipment, particularly in China, and continued demand for equipment to manufacture displays for high-end mobile devices. Demand for larger LCD TVs continues to drive investment in display equipment, although the TV manufacturing sector remains susceptible to cyclical conditions. Important factors affecting the competitive position of Applied's Display products include: industry trends, Applied's ability to innovate and develop new products, and the extent to which Applied's products are technically-differentiated, as well as which customers within a highly concentrated customer base are making capital equipment investments and Applied's existing position at these customers.
Applied's products within the Energy and Environmental Solutions segment compete in several diverse market areas, including the c-Si solar equipment market. The solar equipment market has been characterized by significant pressure to reduce customers' overall production costs and improve performance. In fiscal 2014, the solar end-market demand continued to be robust, as the industry further reduced manufacturing costs, enabling PV-generated electricity to reach parity with retail electricity rates in an increasing number of areas around the world. However, investment levels in capital equipment remained low, with spending focused on upgrades and improving conversion efficiencies as global solar PV production capacity exceeds end-demand, and the rationalization of capacity will be an important factor in determining when supply and demand comes back into balance. Adding to market uncertainty are international trade actions that have resulted in the imposition of some import sanctions, with others still under consideration. With respect to its c-Si equipment products, Applied competes with a number of other companies, some of which have significant experience with solar applications and some of which are new entrants to the solar equipment market. The solar industry downturn has affected many of Applied's competitors and customers adversely, with some companies going through extensive financial and organizational restructuring, and in some instances ceasing operations.

Patents and Licenses
Management believes that Applied’s competitive position significantly depends upon the Company’s research, development, engineering, manufacturing and marketing capabilities, and not just on its patent position. However, protection of Applied’s technological assets through enforcement of its intellectual property rights, including patents, is important. Therefore, Applied’s practice is to file patent applications in the United States and other countries for inventions that Applied considers significant. Applied has approximately 10,500 patents in the United States and other countries, and additional applications are pending for new inventions. Although Applied does not consider its business materially dependent upon any one patent, the rights of Applied and the products made and sold under its patents, taken as a whole, are a significant element of Applied’s business. In addition to patents, Applied also possesses other intellectual property, including trademarks, know-how, trade secrets, and copyrights.
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
The most recent report on Applied’s environmental, health, and safety activities can be found in the Company’s latest Citizenship Report on its website at http://www.appliedmaterials.com/company/corporate-responsibility/reports. The Citizenship Report is updated periodically. This website address is intended to be an inactive textual reference only. None of the information on, or accessible through, Applied’s website is part of this Form 10-K or is incorporated by reference herein.
Employees
At October 26, 2014, Applied employed approximately 14,000 regular employees and 950 temporary employees. In the high-technology industry, competition for highly-skilled employees is intense. Applied believes that its future success is highly dependent upon its continued ability to attract, retain, and motivate qualified employees. There can be no assurance that Applied will be able to attract, hire, assimilate, motivate, and retain a sufficient number of qualified employees.

Executive Officers of the Registrant
The following table and notes set forth information about Applied’s executive officers:

Name of Individual	Position
Michael R. Splinter(1)	Executive Chairman of the Board of Directors
Gary E. Dickerson(2)	President, Chief Executive Officer
Randhir Thakur(3)	Executive Vice President, General Manager, Silicon Systems
Ginetto Addiego(4)	Senior Vice President, Engineering
Robert J. Halliday(5)	Senior Vice President, Chief Financial Officer
Thomas F. Larkins(6)	Senior Vice President, General Counsel and Corporate Secretary
Omkaram Nalamasu(7)	Senior Vice President, Chief Technology Officer
Ali Salehpour(8)	Senior Vice President, General Manager, New Markets and Service Group
Charles Read(9)	Corporate Vice President, Corporate Controller and Chief Accounting Officer

(1)
Mr. Splinter, age 64, has been Executive Chairman of the Board of Directors of Applied since September 2013 and Chairman of the Board of Directors since March 2009. Mr. Splinter served as Chief Executive Officer of Applied from April 2003 until September 2013, and also as President from April 2003 to June 2012. Prior to joining Applied, Mr. Splinter was an executive at Intel Corporation, a manufacturer of chips and computer, networking and communications products, where he held a number of positions, including Executive Vice President and Director of Sales and Marketing, and Executive Vice President and General Manager of the Technology and Manufacturing Group.

(2)
Mr. Dickerson, age 57, has been Chief Executive Officer and a member of the Board of Directors of Applied since September 2013. Mr. Dickerson was named President of Applied in June 2012, after joining Applied following its acquisition of Varian Semiconductor Equipment Associates, Inc. (Varian) in November 2011. Mr. Dickerson had served as Chief Executive Officer and a director of Varian since 2004. Prior to joining Varian in 2004, Mr. Dickerson served 18 years with KLA-Tencor Corporation (KLA-Tencor), a supplier of process control and yield management solutions for the semiconductor and related industries, where he held a variety of operations and product development roles, including President and Chief Operating Officer. Mr. Dickerson started his semiconductor career in manufacturing and engineering management at General Motors' Delco Electronics Division and then AT&T, Inc.

(3)
Dr. Thakur, age 52, has been Executive Vice President, General Manager, Silicon Systems Group since December 2009, after serving as Senior Vice President, General Manager Silicon Systems Group since October 2009. He had served as Senior Vice President, General Manager, Thin Film Solar and Display, and Senior Vice President, General Manager, Strategic Operations since rejoining Applied in May 2008. Dr. Thakur previously was with Applied from 2000 to 2005 in a variety of executive roles, including Group Vice President, General Manager for Front End Products. From September 2005 to May 2008, Dr. Thakur served as Executive Vice President of Technology and Fab Operations at SanDisk Corporation, a data storage solutions manufacturer, and as head of SanDisk’s worldwide operations. Dr. Thakur also serves on the board of directors of Marvell Technology Group Ltd.

(4)
Dr. Addiego, age 55, has been Senior Vice President, Engineering since rejoining Applied in March 2014. He previously was with Applied from 1996 to 2005, leading various product groups as well as global organizations, including Global Operations, Manufacturing, Foundation Engineering, and Information Technology. From March 2011 to March 2014, Dr. Addiego was President and Chief Operating Officer of Ultra Clean Technology Corp., a supplier of critical subsystems for the semiconductor capital equipment, medical device, energy, research, and flat panel industries. From February 2005 to March 2011, Dr. Addiego worked at Novellus Systems, Inc., a provider of advanced process equipment for the semiconductor industry, where he served as Executive Vice President and Chief Administrative Officer and Executive Vice President of Corporate Operations.

(5)
Mr. Halliday, age 60, has been Senior Vice President, Chief Financial Officer of Applied since February 2013. He previously served as a Group Vice President and General Manager in Applied’s Silicon Systems Group segment following the completion of Applied’s acquisition of Varian in November 2011. Mr. Halliday had served as Chief Financial Officer of Varian since 2001 and as an Executive Vice President of Varian since 2004. He was Varian's Treasurer from November 2002 to October 2006 and from February 2009 to February 2010.

(6)
Mr. Larkins, age 53, has been Senior Vice President, General Counsel and Corporate Secretary of Applied since November 2012. Previously, Mr. Larkins was employed by Honeywell International Inc., a diversified global technology and manufacturing company, where he was Vice President, Corporate Secretary and Deputy General Counsel from 2002 until joining Applied.  Mr. Larkins served in various other positions at Honeywell (formerly AlliedSignal) after joining the company in 1997.

(7)
Dr. Nalamasu, age 56, has been Senior Vice President, Chief Technology Officer since June 2013, and had served as Group Vice President, Chief Technology Officer from January 2012 to June 2013, and as Corporate Vice President, Chief Technology Officer from January 2011 to January 2012. Upon joining Applied in June 2006 until January 2011, Dr. Nalamasu was an Appointed Vice President of Research and served as Deputy Chief Technology Officer and General Manager for the Advanced Technologies Group. From 2002 to 2006, Dr. Nalamasu was a NYSTAR distinguished professor of Materials Science and Engineering at Rensselaer Polytechnic Institute, where he also served as Vice President of Research from 2005 to 2006. Prior to Rensselaer, Dr. Nalamasu served in several leadership roles at Bell Laboratories.

(8)
Mr. Salehpour, age 53, has been Senior Vice President, General Manager, New Markets and Service Group since September 2013. He previously served as Group Vice President, General Manager Energy and Environmental Solutions and Display Business Groups, since joining Applied in November 2012. Prior to Applied, Mr. Salehpour worked at KLA-Tencor for 16 years, where he served as a Senior Vice President and General Manager.

(9)
Mr. Read, age 48, has been Corporate Vice President, Corporate Controller and Chief Accounting Officer of Applied since joining the Company in September 2013. Prior to Applied, Mr. Read worked at Brocade Communications Systems, Inc., a provider of semiconductor and software-based network solutions, since October 2002, where he most recently served as Vice President, Corporate Controller. Prior to Brocade, Mr. Read worked at KPMG LLP, an audit, tax and advisory firm, from 1996 to 2002.

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
Applied’s semiconductor customer base historically has been, and is becoming even more, highly concentrated as a result of economic and industry conditions. In fiscal 2014, three semiconductor manufacturers accounted for approximately 54 percent of Silicon Systems Group net sales and two customers accounted for 33 percent of Applied’s consolidated net sales. Applied’s display customer base is also highly concentrated, while concentration within Applied’s solar customer base varies depending on the product line but is increasing due to challenging industry conditions. Applied’s customer base is also geographically-concentrated. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for tabular presentations of net sales by geographic region.
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
In fiscal 2014, approximately 78 percent of Applied’s net sales were to customers in regions outside the United States. Moreover, China now represents the largest market for various electronic products, such as TVs, PCs, and smartphones. Certain of Applied’s R&D and manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in Singapore, Taiwan, China, Korea, Israel, Germany and Italy. Applied is also expanding its business and operations in new countries. The global nature of Applied’s business and operations, combined with the need to continually improve the Company’s operating cost structure, presents challenges, including but not limited to those arising from:

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
On September 24, 2013, Applied announced an agreement with Tokyo Electron Limited (TEL), a Japanese corporation and global supplier of semiconductor and flat panel display production equipment, and provider of technical support and services for semiconductor, flat panel display and PV panel production equipment, to effect a strategic combination of their respective businesses. Under the agreement, which was amended February 14, 2014, the closing of the transaction is subject to customary conditions, including regulatory approvals. The proposed business combination is subject to the risk factors described immediately above, including the risks that the combination may not be consummated in a timely manner or at all; that required  regulatory approvals may not be obtained or may be subject to conditions that reduce the estimated benefits of the combination; that the businesses, operations, systems, technologies, products or employees of Applied and TEL may not be integrated successfully; and, following completion of the transaction, that ineffective integration, changes in laws or regulations, including tax laws or other factors, may impact the combined company’s ability to realize anticipated synergies and benefits.
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
As a global company, Applied is subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Applied’s future annual and quarterly tax rates could be affected by numerous factors, including changes in the: (1) applicable tax laws; (2) amount and composition of pre-tax income in countries with differing tax rates; (3) plans of the Company to permanently reinvest certain funds held outside of the U.S.; and (4) valuation of Applied’s deferred tax assets and liabilities. As of October 26, 2014, Applied intends to permanently reinvest approximately $2.1 billion of these funds outside of the U.S. and does not plan to repatriate these funds.
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

Item 1B:	Unresolved Staff Comments
None.

Item 2:	Properties
Information concerning Applied’s principal properties at October 26, 2014 is set forth below:

Location	Type	Principal Use	Square Footage	Ownership
Santa Clara, CA	Office, Plant & Warehouse	Headquarters; Marketing; Manufacturing; Distribution; Research, Development, Engineering; Customer Support	1,358,000 164,000	Owned Leased
Austin, TX	Office, Plant & Warehouse	Manufacturing	1,676,000 145,000	Owned Leased
Rehovot, Israel	Office, Plant & Warehouse	Manufacturing; Research, Development, Engineering; Customer Support	381,000 5,400	Owned Leased
Singapore	Office, Plant & Warehouse	Manufacturing and Customer Support	408,000 11,000	Owned Leased
Gloucester, MA	Office, Plant & Warehouse	Manufacturing; Research, Development, Engineering; Customer Support	315,000 125,000	Owned Leased
Tainan, Taiwan	Office, Plant & Warehouse	Manufacturing and Customer Support	320,000	Owned

Because of the interrelation of Applied’s operations, properties within a country may be shared by the segments operating within that country. Products in the Silicon Systems Group are manufactured in Austin, Texas; Singapore; Gloucester, Massachusetts; and Rehovot, Israel. Remanufactured equipment products in the Applied Global Services segment are produced primarily in Austin, Texas. Products in the Display segment are manufactured in Tainan, Taiwan and Santa Clara, California. Products in the Energy and Environmental Solutions segment are primarily manufactured in Alzenau, Germany; Treviso, Italy; and Cheseaux, Switzerland.
In addition to the above properties, Applied also owns and leases offices, plants and/or warehouse locations in 75 locations throughout the world: 16 in Europe, 20 in Japan, 16 in North America (principally the United States), 7 in China, 3 in India, 7 in Korea, 3 in Southeast Asia, and 3 in Taiwan. These facilities are principally used for manufacturing; research, development and engineering; and marketing, sales and/or customer support.
Applied also owns a total of approximately 150 acres of buildable land in Texas, California, Massachusetts, Israel and Italy that could accommodate additional building space.
Applied considers the properties that it owns or leases as adequate to meet its current and future requirements. Applied regularly assesses the size, capability and location of its global infrastructure and periodically makes adjustments based on these assessments.

Item 3:	Legal Proceedings
The information set forth under “Legal Matters” in Note 15 of Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 4:	Mine Safety Disclosures
None.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The following table sets forth the high and low closing sale prices for the periods presented as reported on the NASDAQ Global Select Market.

	Price Range
	High	Low
Fiscal 2014
First quarter	$18.01	$16.50
Second quarter	$20.84	$16.72
Third quarter	$23.27	$18.67
Fourth quarter	$23.11	$18.92
Fiscal 2013
First quarter	$12.83	$10.15
Second quarter	$14.15	$12.80
Third quarter	$16.69	$14.40
Fourth quarter	$18.10	$14.97
Applied’s common stock is traded on the NASDAQ Global Select Market under the symbol AMAT. As of December 12, 2014, there were 3,408 registered holders of Applied common stock.

Performance Graph
The performance graph below shows the five-year cumulative total stockholder return on Applied common stock during the period from October 25, 2009 through October 26, 2014. This is compared with the cumulative total return of the Standard & Poor’s 500 Stock Index and the RDG Semiconductor Composite Index over the same period. The comparison assumes $100 was invested on October 25, 2009 in Applied common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Applied Materials, Inc., the S&P 500 Index
and the RDG Semiconductor Composite Index

* Assumes $100 invested on 10/25/09 in stock or 10/30/09 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.
“S&P” is a registered trademark of Standard & Poor’s Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc.

	10/25/2009	10/31/2010	10/30/2011	10/28/2012	10/27/2013	10/26/2014
Applied Materials	100.00	97.43	101.85	88.54	151.43	183.29
S&P 500 Index	100.00	116.52	125.94	145.09	184.52	216.39
RDG Semiconductor Composite Index	100.00	121.00	132.42	124.95	163.20	207.93
Dividends
During fiscal 2014, Applied’s Board of Directors declared four quarterly cash dividends of $0.10 per share each. During fiscal 2013, Applied’s Board of Directors declared three quarterly cash dividends of $0.10 per share each and one quarterly cash dividend of $0.09 per share. During fiscal 2012, Applied’s Board of Directors declared three quarterly cash dividends of $0.09 per share each and one quarterly cash dividend of $0.08. Dividends declared during fiscal 2014, 2013 and 2012 totaled $487 million, $469 million and $438 million, respectively. Applied currently anticipates that it will continue to pay cash dividends on a quarterly basis in the future, although the declaration and amount of any future cash dividends are at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of Applied’s stockholders.

Repurchases of Applied Common Stock
During the fourth quarter of fiscal 2014, there were no shares of common stock repurchased by Applied. On March 5, 2012, the Board of Directors approved a stock repurchase program authorizing up to $3.0 billion in repurchases over the next three years, ending March 2015. At October 26, 2014, $1.6 billion remained available for future stock repurchases under this repurchase program.

Item 6:	Selected Financial Data
The following selected financial information has been derived from Applied’s historical audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and the accompanying notes for the corresponding fiscal years:

Fiscal Year(1)	2014	2013	2012	2011	2010

	(In millions, except percentages and per share amounts)
New orders	$9,648	$8,466	$8,037	$10,142	$10,249
Net sales	$9,072	$7,509	$8,719	$10,517	$9,549
Gross margin	$3,843	$2,991	$3,313	$4,360	$3,715
(% of net sales)	42.4	39.8	38.0	41.5	38.9
Research, development and engineering	$1,428	$1,320	$1,237	$1,118	$1,143
Operating income	$1,520	$432	$411	$2,398	$1,384
(% of net sales)	16.8	5.8	4.7	22.8	14.5
Income before income taxes	$1,448	$350	$316	$2,378	$1,387
Net income(2)	$1,072	$256	$109	$1,926	$938
Earnings per diluted share(2)	$0.87	$0.21	$0.09	$1.45	$0.70
Long-term debt	$1,947	$1,946	$1,946	$1,947	$204
Cash dividends declared per common share	$0.40	$0.39	$0.35	$0.31	$0.27
Total assets	$13,174	$12,043	$12,102	$13,861	$10,943

(1)	Each fiscal year ended on the last Sunday in October. Fiscal 2014, 2013, 2012 and 2011 each contained 52 weeks, while fiscal 2010 contained 53 weeks.

(2)
Fiscal 2014 amount differs from the unaudited consolidated financial statements included in Applied’s press release issued on November 13, 2014, reflecting an increase to provision for income taxes of $34 million and a decrease to earnings per diluted share of $0.03. This adjustment is not considered material and does not affect Applied’s previously announced Non-GAAP Adjusted Results.

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
Overview
Applied provides manufacturing equipment, services and software to the global semiconductor, flat panel display, solar photovoltaic (PV) and related industries. Applied’s customers include manufacturers of semiconductor wafers and chips, flat panel liquid crystal and other displays, solar PV cells and modules, and other electronic devices. These customers may use what they manufacture in their own end products or sell the items to other companies for use in advanced electronic components. Applied operates in four reportable segments: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. A summary of financial information for each reportable segment is found in Note 16 of Notes to Consolidated Financial Statements. A discussion of factors that could affect Applied’s operations is set forth under “Risk Factors” in Part I, Item 1A, which is incorporated herein by reference. Product development and manufacturing activities occur primarily in the United States, Europe, Israel, and Asia. Applied’s broad range of equipment and service products are highly technical and are sold primarily through a direct sales force.
Applied’s results are driven primarily by worldwide demand for semiconductors, which in turn depends on end-user demand for electronic products. Each of Applied’s businesses is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for chips, display technologies, solar PVs and other electronic devices, as well as other factors, such as global economic and market conditions, and the nature and timing of technological advances in fabrication processes. In addition, a significant driver in the semiconductor and display industries is end-demand for mobile consumer products, which is characterized by seasonality that impacts the timing of customer investments in manufacturing equipment and, in turn, Applied's business. In light of these conditions, Applied's results can vary significantly year-over-year, as well as quarter-over-quarter.
Applied's strategic priorities for fiscal 2015 include growing its presence in wafer fab and display equipment and services, and improving profitability in solar, as well as expanding Applied's overall available market.
On September 24, 2013, Applied announced an agreement with Tokyo Electron Limited (TEL), a Japanese corporation and global supplier of semiconductor, and flat panel display production equipment, and provider of technical support and services for semiconductor, flat panel display and PV panel production equipment, to effect a combination of their respective businesses into a new combined company. The combination is expected to bring together leading technologies and products and create an expanded set of capabilities in precision materials engineering and patterning. In June 2014, the shareholders of Applied and TEL approved the proposed business combination. Under the agreement, which was amended February 14, 2014, the closing of the transaction is subject to customary conditions, including regulatory approvals.

Results of Operations
The following table presents certain significant measurements for the past three fiscal years:

				Change
Fiscal Year	2014	2013	2012	2014 over 2013	2013 over 2012

	(In millions, except per share amounts and percentages)
New orders	$9,648	$8,466	$8,037	$1,182	$429
Net sales	$9,072	$7,509	$8,719	$1,563	$(1,210)
Gross margin	$3,843	$2,991	$3,313	$852	$(322)
Gross margin percent	42.4%	39.8%	38.0%	2.6 points	1.8 points
Operating income	$1,520	$432	$411	$1,088	$21
Operating margin	16.8%	5.8%	4.7%	11.0 points	1.1 points
Net income(1)	$1,072	$256	$109	$816	$147
Earnings per diluted share(1)	$0.87	$0.21	$0.09	$0.66	$0.12
Non-GAAP Adjusted Results
Non-GAAP adjusted gross margin	$4,002	$3,160	$3,566	$842	$(406)
Non-GAAP adjusted gross margin percent	44.1%	42.1%	40.9%	2.0 points	1.2 points
Non-GAAP adjusted operating income	$1,781	$1,032	$1,379	$749	$(347)
Non-GAAP adjusted operating margin percent	19.6%	13.7%	15.8%	5.9 points	(2.1) points
Non-GAAP adjusted net income	$1,314	$718	$960	$596	$(242)
Non-GAAP adjusted earnings per diluted share	$1.07	$0.59	$0.75	$0.48	$(0.16)

(1)
Fiscal 2014 amount differs from the unaudited consolidated financial statements included in Applied’s press release issued on November 13, 2014, reflecting an increase to provision for income taxes of $34 million and a decrease to earnings per diluted share of $0.03. This adjustment is not considered material and does not affect Applied’s previously announced Non-GAAP Adjusted Results.

Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below. Fiscal 2014, 2013 and 2012 each contained 52 weeks.
Mobility, including the increasing technological functionality of mobile devices, continued to be the largest driver of semiconductor industry spending in fiscal 2014. During the year, demand for advanced mobile chips drove continued demand for semiconductor equipment by foundry customers. In addition, demand for semiconductor equipment from memory customers improved as manufacturers invested in technology upgrades. Mobility also represents a significant driver of display industry spending, which has resulted in continued manufacturing capacity expansion for mobile applications. Demand for larger LCD TVs is also driving investment in display equipment, although the TV manufacturing sector remains susceptible to cyclical conditions. Investment in solar equipment remained low during fiscal 2014, despite continued end-market growth, due to ongoing excess manufacturing capacity in the industry.
Applied expects the mobility trend to remain the main growth driver for the semiconductor industry, and in turn for the Silicon Systems Group, in 2015. The growth in the semiconductor manufacturing equipment industry is expected to be driven by foundry and memory spending. Applied also expects display equipment investment to remain healthy in 2015.
Fiscal 2013 was characterized by strong demand for semiconductor equipment from foundry customers driven by demand for advanced mobile chips. In the second half of fiscal 2013, demand from foundry customers softened, reflecting seasonal consumer buying patterns for mobility products, while demand from memory and logic customers improved. Mobility also represented a significant driver of display industry spending, and demand for mobile display equipment remained strong during fiscal 2013. Fiscal 2013 was also characterized by a recovery in demand for TV manufacturing equipment compared to weak industry levels in fiscal 2012, resulting from higher consumer demand in emerging markets and for larger LCD TVs. Investment in solar equipment remained low during fiscal 2013 due to continued excess manufacturing capacity in the industry.

Fiscal 2012 was characterized by significant fluctuations in demand for semiconductor equipment, coupled with an extremely weak market environment for display and solar equipment. Applied completed its acquisition of Varian Semiconductor Equipment Associates, Inc. (Varian) in the first quarter of fiscal 2012. Mobility was the greatest influence on semiconductor industry spending in fiscal 2012. Investment levels for display equipment were low in fiscal 2012 due to decreased capacity requirements for larger flat panel televisions, while demand for mobility products, such as smartphones and tablets, significantly influenced equipment spending. In the solar industry, fiscal 2012 was characterized by excess manufacturing capacity, which led to significantly reduced demand for crystalline-silicon (c-Si) equipment, as well as weak operating performance and outlook.

New Orders
New orders by reportable segment for the past three fiscal years were as follows:

	2014		Change 2014 over 2013	2013		Change 2013 over 2012	2012

	(In millions, except percentages)
Silicon Systems Group	$6,132	64%	11%	$5,507	65%	4%	$5,294	66%
Applied Global Services	2,433	25%	16%	2,090	25%	(8)%	2,274	28%
Display	845	9%	20%	703	8%	157%	274	4%
Energy and Environmental Solutions	238	2%	43%	166	2%	(15)%	195	2%
Total	$9,648	100%	14%	$8,466	100%	5%	$8,037	100%
New orders increased in fiscal 2014 from fiscal 2013 across all segments, primarily due to higher demand for semiconductor equipment, semiconductor spares and services, and display equipment. New orders for the Silicon Systems Group and Applied Global Services continued to comprise a majority of Applied's consolidated total new orders.
New orders for fiscal 2013 increased compared to fiscal 2012, primarily due to a recovery in demand for display manufacturing equipment and increased demand in semiconductor equipment, partially offset by lower demand for service products, as well as depressed demand for c-Si solar equipment due to excess manufacturing capacity in the solar industry.
New orders by geographic region, determined by the product shipment destination specified by the customer, were as follows:

	2014		Change 2014 over 2013	2013		Change 2013 over 2012	2012

	(In millions, except percentages)
Taiwan	$2,740	28%	(5)%	$2,885	34%	34%	$2,155	27%
China	1,517	16%	13%	1,339	16%	232%	403	5%
Korea	1,086	11%	19%	915	11%	(49)%	1,784	22%
Japan	1,031	11%	25%	822	10%	37%	600	7%
Southeast Asia	412	4%	17%	351	4%	24%	283	4%
Asia Pacific	6,786	70%	8%	6,312	75%	21%	5,225	65%
United States	2,200	23%	55%	1,419	17%	(29)%	1,995	25%
Europe	662	7%	(10)%	735	8%	(10)%	817	10%
Total	$9,648	100%	14%	$8,466	100%	5%	$8,037	100%
The changes in new orders from customers in the United States, Japan, Taiwan and Korea for fiscal 2014 compared to fiscal 2013 primarily reflected changes in customers mix in the Silicon Systems Group, while the increase in new orders from China resulted from increased demand from display manufacturing equipment.
The recovery in demand for display manufacturing equipment in fiscal 2013 led to the increase in new orders from customers in China. The change in the composition of new orders from customers in Taiwan, Korea, Japan and the United States was primarily related to changes in customer demand for semiconductor equipment.

Changes in backlog during fiscal 2014 and 2013 were as follows:

	2014	2013
	(In millions)
Beginning balance	$2,372	$1,606
New orders	9,648	8,466
Net sales	(9,072)	(7,509)
Net adjustments	(31)	(191)
Ending balance	$2,917	$2,372
Backlog consists of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; and (2) contractual service revenue and maintenance fees to be earned within the next 12 months. Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods, due to the potential for customer changes in delivery schedules or cancellation of orders. Approximately 80 percent of the backlog as of the end of fiscal 2014 is anticipated to be shipped within the first two quarters of fiscal 2015.
Applied’s backlog was $2.9 billion at October 26, 2014 compared to $2.4 billion at October 27, 2013. Backlog adjustments were negative for fiscal 2014 and totaled $31 million, consisting of financial debookings, foreign exchange and other adjustments.
Backlog by reportable segment as of October 26, 2014 and October 27, 2013 was as follows:

	2014		Change 2014 over 2013	2013

	(In millions, except percentages)
Silicon Systems Group	$1,400	48%	8%	$1,295	55%
Applied Global Services	775	27%	31%	591	25%
Display	593	20%	64%	361	15%
Energy and Environmental Solutions	149	5%	19%	125	5%
Total	$2,917	100%	23%	$2,372	100%
Backlog increased in fiscal 2014 from fiscal 2013 across all segments. The increase in backlog was primarily due to increases in demand for display manufacturing equipment and semiconductor spares and services. In the fourth quarter of fiscal 2014 approximately 44 percent of net sales in the Silicon Systems Group, Applied’s largest business segment, were for orders received and shipped within the quarter, down from 49 percent in the fourth quarter of fiscal 2013.

Net Sales
Net sales by reportable segment for the past three fiscal years were as follows:

	2014		Change 2014 over 2013	2013		Change 2013 over 2012	2012

	(In millions, except percentages)
Silicon Systems Group	$5,978	66%	25%	$4,775	64%	(14)%	$5,536	64%
Applied Global Services	2,200	24%	9%	2,023	27%	(11)%	2,285	26%
Display	615	7%	14%	538	7%	14%	473	5%
Energy and Environmental Solutions	279	3%	61%	173	2%	(59)%	425	5%
Total	$9,072	100%	21%	$7,509	100%	(14)%	$8,719	100%
Net sales for all segments increased in fiscal 2014 compared to fiscal 2013. The increase primarily reflected increased customer investments in semiconductor and display equipment, as well as semiconductor spares and services. The Silicon Systems Group remains the largest contributor of net sales.
For fiscal 2013 as compared to fiscal 2012, net sales in Display increased, reflecting the recovery of TV manufacturing equipment investment, while net sales across all other segments decreased. The decrease primarily reflected continued excess manufacturing capacity in the solar industry and lower investments in semiconductor equipment, spares and services.
Net sales by geographic region, determined by the location of customers' facilities to which products were shipped, were as follows:

	2014		Change 2014 over 2013	2013		Change 2013 over 2012	2012

	(In millions, except percentages)
Taiwan	$2,702	30%	2%	$2,640	35%	9%	$2,411	28%
China	1,608	18%	104%	787	11%	1%	783	9%
Korea	965	10%	4%	924	12%	(51)%	1,897	22%
Japan	817	9%	19%	685	9%	(3)%	704	8%
Southeast Asia	356	4%	11%	320	4%	3%	312	3%
Asia Pacific	6,448	71%	20%	5,356	71%	(12)%	6,107	70%
United States	1,966	22%	33%	1,473	20%	(16)%	1,749	20%
Europe	658	7%	(3)%	680	9%	(21)%	863	10%
Total	$9,072	100%	21%	$7,509	100%	(14)%	$8,719	100%
Net sales from customers in China increased for fiscal 2014 compared to fiscal 2013 primarily due to greater investments in semiconductor, display and solar manufacturing equipment, while net sales from customers in the United States increased due to higher investments in semiconductor equipment.
The increase in net sales from customers in China in fiscal 2013 was primarily due to the recovery in demand for display manufacturing equipment. The changes in net sales from customers in Korea, the United States and Taiwan were primarily related to changes in customer demand for semiconductor equipment.

Gross Margin
Gross margins for the past three fiscal years were as follows:

				Change
	2014	2013	2012	2014 over 2013	2013 over 2012

	(In millions, except percentages)
Gross margin	$3,843	$2,991	$3,313	$852	$(322)
Gross margin (% of net sales)	42.4%	39.8%	38.0%	2.6 points	1.8 points
Non-GAAP Adjusted Results
Non-GAAP adjusted gross margin	$4,002	$3,160	$3,566	$842	$(406)
Non-GAAP adjusted gross margin (% of net sales)	44.1%	42.1%	40.9%	2.0 points	1.2 points
Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below.
Gross margin and non-GAAP gross margin increased in fiscal 2014 compared to fiscal 2013 primarily reflecting higher net sales, the recovery of a regional customs duty assessment charge recorded in fiscal 2013, sales of display and solar tools that had been written down previously, lower manufacturing costs and change in product mix.
Gross margin and non-GAAP adjusted gross margin decreased in fiscal 2013 compared to fiscal 2012 primarily reflecting lower sales. Gross margin percent and non-GAAP adjusted gross margin percent increased in fiscal 2013 compared to fiscal 2012 despite lower sales, due primarily to lower inventory charges, a favorable product mix, and material cost reductions. Gross margin and non-GAAP adjusted gross margin during fiscal 2014, 2013 and 2012 included $53 million, $50 million and $54 million, respectively, of share-based compensation expense.
Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the past three fiscal years were as follows:

				Change
	2014	2013	2012	2014 over 2013	2013 over 2012

	(In millions)
Research, development and engineering	$1,428	$1,320	$1,237	$108	$83

Applied’s future operating results depend to a considerable extent on its ability to maintain a competitive advantage in the equipment and service products it provides. Management believes that it is critical to continue to make substantial investments in RD&E to assure the availability of innovative technology that meets the current and projected requirements of its customers’ most advanced designs. Applied has maintained and intends to continue its commitment to investing in RD&E in order to continue to offer new products and technologies. Development cycles range from 12 to 36 months depending on whether the product is an enhancement of an existing product, which typically has a shorter development cycle, or a new product, which typically has a longer development cycle. Most of Applied’s existing products resulted from internal development activities and innovations involving new technologies, materials and processes. In certain instances, Applied acquires technologies, either in existing or new product areas, to complement its existing technology capabilities and to reduce time to market.
In fiscal 2014, Applied increased its investments primarily in the areas of 3D chip technology and 300mm product development. Applied's 3D RD&E investments were focused on products for overcoming the challenges of FinFET and 3D NAND designs at sub-2x nanometer nodes and enabling cost-effective manufacturing of these high-performance 3D chips. Applied also developed new applications for its epitaxial technology to enable the industry’s transition to NMOS transistors at the 20nm node, thereby enabling chip makers to build faster devices and deliver next-generation mobile computing power.

RD&E expenses increased in fiscal 2014 compared to the prior year and also in fiscal 2013 compared to fiscal 2012, reflecting the impact of ongoing product development initiatives. As part of its growth strategy, Applied has taken certain actions, including workforce reductions and reprioritization of existing spend, to enable increased funding for investments in technical capabilities and critical RD&E programs in current and new markets, with a focus on semiconductor technologies. RD&E expense during fiscal 2014, 2013 and 2012 included $66 million, $53 million and $54 million, respectively, of share-based compensation expense.
Marketing and Selling
Marketing and selling expenses for the past three fiscal years were as follows:

				Change
	2014	2013	2012	2014 over 2013	2013 over 2012

	(In millions)
Marketing and selling	$423	$433	$481	$(10)	$(48)
The decrease in marketing and selling expenses for fiscal 2014 compared to fiscal 2013 was mainly due to headcount reductions. The decrease in marketing and selling expenses for fiscal 2013 compared to fiscal 2012 was primarily attributable to savings from restructuring programs along with a reduction in the bad debt provision during the year as a result of lower risk exposures among display and solar customers. Marketing and selling expenses during fiscal 2014, 2013 and 2012 included $23 million, $20 million and $22 million, respectively, of share-based compensation expense.
General and Administrative
General and administrative (G&A) expenses for the past three fiscal years were as follows:

				Change
	2014	2013	2012	2014 over 2013	2013 over 2012

	(In millions)
General and administrative	$467	$465	$595	$2	$(130)
G&A expenses for fiscal 2014 increased slightly compared to fiscal 2013 primarily due to integration planning costs associated with the announced business combination with TEL, partially offset by a gain on the sale of foreign exchange option contracts associated with the business combination and proceeds from a favorable litigation outcome. The decrease in G&A for fiscal 2013 compared to fiscal 2012 was primarily due to the absence of certain costs incurred during fiscal 2012 associated with the acquisition of Varian, savings from restructuring programs, and lower share-based compensation expense, partially offset by costs associated with the proposed business combination with TEL. G&A expenses during fiscal 2014, 2013 and 2012 included $35 million, $34 million and $52 million respectively, of share-based compensation expense.

Impairment of Goodwill
In the fourth quarter of fiscal 2014, Applied performed an annual qualitative assessment to test goodwill for all of its reporting units for impairment. Applied determined that it was more likely than not that each of its reporting units' fair values exceeded its respective carrying values and that it was not necessary to perform the two-step goodwill impairment test for any of its reporting units.
During fiscal 2013 and 2012, the solar industry faced a deterioration in market conditions associated with manufacturing overcapacity and weak operating performance and outlook, resulting in uncertainties regarding the timing and nature of a recovery in solar capital equipment expenditures. Applied performed a two-step goodwill impairment test and, as a result, recorded $224 million and $421 million of goodwill impairment charges in its Energy and Environmental Solutions segment in fiscal 2013 and 2012, respectively. In fiscal 2013, Applied also performed an impairment test for long-lived assets associated with the Energy and Environmental Solutions reporting unit and determined that the majority of intangible assets were impaired, mostly due to the lower long-term revenue and profitability outlook associated with products related to these intangible assets. Accordingly, during fiscal 2013, Applied recorded an impairment charge of $54 million related to these intangible assets, which was the amount by which the carrying value of these intangible assets exceeded their estimated fair value, based on discounted projected cash flows.
The evaluation of goodwill and intangible assets for impairment requires the exercise of significant judgment. In the event of future changes in business conditions, Applied will reassess and update its forecasts and estimates used in future impairment analyses. If the results of these analyses are lower than current estimates, a material impairment charge may result at that time.
For further details, see Note 9 of Notes to Consolidated Financial Statements.
Restructuring and Asset Impairments
Restructuring and asset impairment expenses for the past three fiscal years were as follows:

				Change
	2014	2013	2012	2014 over 2013	2013 over 2012

	(In millions)
Restructuring and asset impairments, net	$5	$63	$168	$(58)	$(105)
On October 3, 2012, Applied announced a restructuring plan (the 2012 Global Restructuring Plan) to realign its global workforce and enhance its ability to invest for growth. Under this plan, Applied implemented a voluntary retirement program and other workforce reduction actions that affected approximately 1,300 positions. As of January 26, 2014, principal activities related to this plan were complete. During fiscal 2014, 2013 and 2012, Applied recognized $5 million, $39 million and $106 million, respectively, of employee-related costs in connection with the 2012 Global Restructuring Plan. Total costs incurred in implementing this plan were $150 million, none of which were allocated to the operating segments.
On May 10, 2012, Applied announced a plan (the 2012 EES Restructuring Plan) to restructure its Energy and Environmental Solutions segment in light of challenging industry conditions affecting the solar photovoltaic and light-emitting diode (LED) equipment markets. As part of the 2012 EES Restructuring Plan, Applied relocated certain manufacturing, business operations and customer support functions of its precision wafering systems business and ceased LED development activities. This plan impacted approximately 300 positions globally. As of October 27, 2013, principal activities related to this plan were complete. Total costs incurred in implementing this plan were $87 million, of which $13 million were inventory-related charges. During fiscal 2013 and 2012, Applied recognized $26 million and $48 million, respectively, of restructuring and asset impairment charges in connection with the 2012 EES Restructuring Plan. As of October 26, 2014, there were no remaining severance accruals associated with restructuring reserves under this program.
Also in fiscal 2013 and 2012, Applied incurred $2 million and $14 million, respectively, of severance and other employee-related costs in connection with the integration of Varian.
For further details, see Note 11 of Notes to Consolidated Financial Statements.

Interest Expense and Interest and Other Income, net
Interest expense and interest and other income, net for the past three fiscal years were as follows:

				Change
	2014	2013	2012	2014 over 2013	2013 over 2012

	(In millions)
Interest expense	$95	$95	$95	$—	$—
Interest and other income, net	$23	$13	$—	$10	$13
Interest expenses incurred were primarily associated with the senior unsecured notes issued in June 2011 to fund a portion of the consideration and certain costs associated with the acquisition of Varian. Interest expense remained flat during fiscal 2014 from the prior year and in fiscal 2013 compared to fiscal 2012.
Interest income primarily includes interest earned on cash and investments and realized gains on sale of securities. Interest and other income, net increased in fiscal 2014 compared to fiscal 2013 primarily due to realized gains on sales of securities recorded during fiscal 2014, partially offset by increased impairments of strategic investments. Interest and other income, net increased in fiscal 2013 from fiscal 2012 primarily due to decreased impairments of strategic investments.
Income Taxes
Income tax expenses for the past three fiscal years were as follows:

				Change
	2014	2013	2012	2014 over 2013	2013 over 2012

	(In millions, except percentages)
Provision for income taxes	$376	$94	$207	$282	$(113)
Effective income tax rate	26.0%	26.9%	65.5%	(0.9) point	(38.6) points

The effective tax rate for fiscal 2014 was lower than the rate for fiscal 2013 due primarily to nondeductible goodwill impairment charges in fiscal 2013, offset by resolutions and changes related to prior years and expiration of the U.S. federal research and development tax credit.
The effective tax rate for fiscal 2013 was significantly lower than the rate for fiscal 2012 due primarily to the geographic composition of Applied's pre-tax income, lower nondeductible goodwill impairment charges, and reinstatement of the U.S. federal research and development tax credit retroactive to its expiration in December 2012. These reductions were partially offset by a lower benefit in fiscal 2013 from the U.S. federal domestic production deduction.

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
Silicon Systems Group Segment
The Silicon Systems Group segment includes semiconductor capital equipment for deposition, etch, ion implantation, rapid thermal processing, chemical mechanical planarization, metrology and inspection, and wafer packaging. Development efforts are focused on solving customers' key technical challenges in transistor, patterning, interconnect and packaging performance as devices scale to advanced technology nodes. The mobility trend remains the largest influence on industry spending, as it drives device manufacturers to continually improve their ability to deliver high-performance, low-power processors and affordable solid-state storage in a small form factor.
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
Certain significant measures for the past three fiscal years were as follows:

				Change
	2014	2013	2012	2014 over 2013		2013 over 2012

	(In millions, except percentages and ratios)
New orders	$6,132	$5,507	$5,294	$625	11%	$213	4%
Net sales	5,978	4,775	5,536	1,203	25%	(761)	(14)%
Book to bill ratio	1.0	1.2	1.0
Operating income	1,391	876	1,243	515	59%	(367)	(30)%
Operating margin	23.3%	18.3%	22.5%		5.0 points		(4.2) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$1,565	$1,050	$1,537	515	49%	(487)	(32)%
Non-GAAP adjusted operating margin	26.2%	22.0%	27.8%		4.2 points		(5.8) points

Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below.

The composition of new orders for the Silicon Systems Group by end use application for the past three fiscal years was as follows:

	2014	2013	2012
Foundry	52%	58%	62%
Memory	35%	27%	22%
Logic and other	13%	15%	16%
	100%	100%	100%
One region accounted for at least 30 percent of total net sales for the Silicon Systems Group segment for one or more of the past three fiscal years:

				Change
	2014	2013	2012	2014 over 2013		2013 over 2012

	(In millions, except percentages)
Taiwan	$2,186	$2,171	$1,744	$15	1%	$427	24%
Customers in Taiwan accounted for 37 percent, 45 percent and 32 percent of total net sales for the Silicon Systems Group in fiscal 2014, 2013 and 2012, respectively. Customers in the United States, China and Korea together contributed 47 percent, 37 percent and 54 percent of the total net sales for this segment in fiscal 2014, 2013 and 2012, respectively.
Financial results in the Silicon Systems Group for fiscal 2014 compared to fiscal 2013 reflected the overall increase in wafer fab equipment spending in the semiconductor industry. The increase in new orders and net sales in fiscal 2014 compared to fiscal 2013 primarily reflected increased demand and spending from memory customers, as well as continued demand from foundry customers. Three customers accounted for approximately 54 percent of net sales and three customers accounted for 75 percent of new orders in this segment in fiscal 2014. Operating income and non-GAAP adjusted operating income for fiscal 2014 increased compared to fiscal 2013, reflecting the increase in net sales, partially offset by changes in product mix and higher RD&E spend. In the fourth quarter of fiscal 2014, new orders were $1.3 billion, a decrease of 15 percent compared to the prior quarter, primarily due to lower orders from memory and foundry customers. Approximately 44 percent of net sales in the fourth quarter of fiscal 2014 were for orders received and shipped within the quarter, which increased slightly from 43 percent in the third quarter of fiscal 2014.
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
Certain significant measures for the past three fiscal years were as follows:

				Change
	2014	2013	2012	2014 over 2013		2013 over 2012

	(In millions, except percentages and ratios)
New orders	$2,433	$2,090	$2,274	$343	16%	$(184)	(8)%
Net sales	2,200	2,023	2,285	177	9%	(262)	(11)%
Book to bill ratio	1.1	1.0	1.0
Operating income	573	436	502	137	31%	(66)	(13)%
Operating margin	26.0%	21.6%	22.0%		4.4 points		(0.4) point
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	576	443	530	133	30%	(87)	(16)%
Non-GAAP adjusted operating margin	26.2%	21.9%	23.2%		4.3 points		(1.3) points

Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below.
There were no individual regions that accounted for at least 30 percent of total net sales for the Applied Global Services segment for any of the past three fiscal years.
New orders and net sales for fiscal 2014 increased compared to fiscal 2013 mainly due to increased demand for semiconductor spares and services, as well as 200mm equipment systems and equipment upgrades. Operating income and non-GAAP adjusted operating income increased in fiscal 2014 compared to the prior year, reflecting the increase in net sales as well as the recovery of a regional customs duty assessment charge recorded in fiscal 2013.
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
Certain significant measures for the past three fiscal years were as follows:

				Change
	2014	2013	2012	2014 over 2013		2013 over 2012

	(In millions, except percentages and ratios)
New orders	$845	$703	$274	$142	20%	$429	157%
Net sales	615	538	473	77	14%	65	14%
Book to bill ratio	1.4	1.3	0.6
Operating income	129	74	25	55	74%	49	196%
Operating margin	21.0%	13.8%	5.3%		7.2 points		8.5 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$131	$80	$32	51	64%	48	150%
Non-GAAP adjusted operating margin	21.3%	14.9%	6.8%		6.4 points		8.1 points

Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below.
The following regions accounted for at least 30 percent of total net sales for the Display segment for one or more of the past three fiscal years:

				Change
	2014	2013	2012	2014 over 2013		2013 over 2012

	(In millions, except percentages)
Taiwan	$22	$50	$179	$(28)	(56)%	$(129)	(72)%
China	$491	$260	$133	$231	89%	$127	95%
Korea	$99	$175	$88	$(76)	(43)%	$87	99%
In fiscal 2014, 2013, and 2012, customers in China accounted for 80 percent, 48 percent and 28 percent, respectively, of the Display segment's total net sales. Customers in Korea and Taiwan together accounted for 20 percent of total net sales for the Display segment in fiscal 2014 compared to 42 percent in fiscal 2013, and 57 percent in fiscal 2012. The increase in net sales from customers in China reflected TV manufacturing capacity expansion, while the decrease in net sales from customers in Korea and Taiwan primarily related to lower sales of mobile display manufacturing equipment.

New orders and net sales for fiscal 2014 increased compared to the prior year reflecting strong TV manufacturing capacity expansions. Operating income and non-GAAP adjusted operating income increased over the prior year, due primarily to higher net sales, sales of tools for which inventory had been written down previously, better installation and warranty performance, and material and manufacturing cost reductions, partially offset by increased research and development expenses. Four customers accounted for approximately 87 percent of new orders for the Display segment in fiscal 2014, with two customers accounting for approximately 50 percent of new orders. Four customers accounted for approximately 77 percent of net sales for this segment in fiscal 2014, with one customer accounting for approximately 40 percent of net sales. In the fourth quarter of fiscal 2014, new orders were $130 million, down 56 percent from the prior quarter, primarily reflecting continued variability in industry order patterns. Net sales in the fourth quarter of fiscal 2014 were $190 million, up 60 percent compared to the prior quarter as a result of shipment of TV manufacturing equipment to customers in China.
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
Energy and Environmental Solutions Segment
The Energy and Environmental Solutions segment includes products for fabricating crystalline-silicon (c-Si), solar PV wafers and cells, as well as high throughput roll-to-roll deposition equipment for flexible electronics, packaging and other applications. This business is focused on delivering solutions to generate and conserve energy, with an emphasis on lowering the cost to produce solar modules and increasing conversion efficiency. While end-demand for solar PVs has been robust over the last several years, investment in capital equipment remained low as global PV production capacity exceeds anticipated demand. The solar equipment environment improved slightly in fiscal 2014 compared to the previous year.
Certain significant measures for the past three fiscal years were as follows:

				Change
	2014	2013	2012	2014 over 2013		2013 over 2012

	(In millions, except percentages and ratios)
New orders	$238	$166	$195	$72	43%	$(29)	(15)%
Net sales	279	173	425	106	61%	(252)	(59)%
Book to bill ratio	0.9	1.0	0.5
Operating income (loss)	15	(433)	(668)	448	103%	235	35%
Operating margin	5.4%	(250.3)%	(157.2)%		255.7 points		(93.1) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income (loss)	21	(115)	(184)	136	118%	69	38%
Non-GAAP adjusted operating margin	7.5%	(66.5)%	(43.3)%		74.0 points		(23.2) points

Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below.

The following region accounted for at least 30 percent of total net sales for the Energy and Environmental Solutions segment for one or more of the past three fiscal years:

				Change
	2014	2013	2012	2014 over 2013		2013 over 2012

	(In millions, except percentages)
China	$173	$100	$210	$73	73%	$(110)	(52)%
In fiscal 2014, customers in China accounted for 62 percent of total net sales for the Energy and Environmental Solutions segment compared to 58 percent in fiscal 2013, and 49 percent in fiscal 2012.
New orders and net sales for fiscal 2014 increased compared to fiscal 2013 but remained at low levels due to continued excess manufacturing capacity in the solar industry. One customer accounted for approximately 23 percent of net sales for this segment during fiscal 2014. Operating margin and non-GAAP adjusted operating margin increased for fiscal 2014 compared to prior year, reflecting increased net sales, lower inventory charges, sales of solar tools that were written down previously and continued cost reduction measures, proceeds from a favorable litigation outcome, and spending controls. In the fourth quarter of fiscal 2014, new orders were $44 million, down from $66 million in the prior quarter, and net sales were $48 million, down 53 percent from the prior quarter.
Fiscal 2013 financial results continued to reflect excess manufacturing capacity in the solar industry, which resulted in low levels of new orders and net sales, and consequently an operating loss for the segment. Operating loss for fiscal 2013 included $278 million of goodwill and intangible asset impairment charges, as well as restructuring and asset impairment charges of $25 million associated with the 2012 EES Restructuring Plan discussed above. Details on goodwill and intangible asset impairment and restructuring and asset impairment charges are also included in Note 9 and Note 11 of the Notes to the Consolidated Financial Statements.

Business Combinations
Tokyo Electron Limited
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
For further details, see Note 8 of Notes to Consolidated Financial Statements.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued authoritative guidance that requires revenue recognition to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new standard will supersede most current revenue recognition guidance, including industry-specific guidance. The guidance becomes effective for Applied in the first quarter of fiscal 2018, and can be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is prohibited. Applied is currently evaluating the effect of this new guidance on Applied's financial position and its ongoing financial reporting, including the selection of a transition method.
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
In July 2013, the FASB issued authoritative guidance that will require an unrecognized tax benefit to be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, with certain exceptions. The authoritative guidance becomes effective for Applied in the first quarter of fiscal 2015, with early adoption permitted. The guidance is not expected to have a significant impact on Applied's financial position.

Financial Condition, Liquidity and Capital Resources
Applied’s cash, cash equivalents and investments increased to $4.1 billion at October 26, 2014 from $2.9 billion at October 27, 2013.
Cash, cash equivalents and investments consist of the following:

	October 26, 2014	October 27, 2013

	(In millions)
Cash and cash equivalents	$3,002	$1,711
Short-term investments	160	180
Long-term investments	935	1,005
Total cash, cash-equivalents and investments	$4,097	$2,896
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	2014	2013	2012

	(In millions)
Cash provided by operating activities	$1,800	$623	$1,851
Cash provided by (used in) investing activities	$(161)	$215	$(4,660)
Cash used in financing activities	$(348)	$(519)	$(1,754)
Operating Activities
Cash from operating activities for fiscal 2014 was $1.8 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation, unrealized loss on derivatives associated with announced business combination, restructuring and asset impairments and deferred income taxes. The increase in cash from operating activities from fiscal 2013 to fiscal 2014 was primarily due to higher business volume and improved working capital performance.
Applied discounted $29 million of letters of credit issued by customers in fiscal 2014. Applied did not utilize programs to discount letters of credit issued by customers in fiscal 2013 and 2012. Discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied factored accounts receivable and discounted promissory notes of $45 million in fiscal 2014, and $93 million in fiscal 2012. There was no factoring of accounts receivable or discounting of promissory notes in fiscal 2013.
Applied’s working capital was $4.1 billion at October 26, 2014 and $3.2 billion at October 27, 2013.
Days sales, inventory and payable outstanding at the end of each of the periods indicated are:

	2014	2013	2012

Days sales outstanding	67	75	67
Days inventory outstanding	109	108	109
Days payable outstanding	43	44	34
Days sales outstanding varies due to the timing of shipments and the payment terms. Days sales outstanding decreased at the end of fiscal 2014 compared to fiscal 2013 primarily due to an increase in revenue and better linearity. The days sales outstanding in fiscal 2012 included a favorable impact from the timing of the sale of thin film production line during the year. Days inventory outstanding remained flat in fiscal 2012, 2013 and 2014. The increase in days payable outstanding from fiscal 2012 to fiscal 2013 primarily reflected an increase in accounts payable due to increase in inventory purchases near the end of the period to support projected customer demand.

Investing Activities
Applied used $161 million of cash in investing activities in fiscal 2014 and $4.7 billion in fiscal 2012. Applied generated $215 million in cash from investing activities in fiscal 2013. Capital expenditures were $241 million in fiscal 2014, $197 million in fiscal 2013, and $162 million in fiscal 2012. Capital expenditures in fiscal 2014 were primarily for demonstration and test equipment and infrastructure improvements in North America, including creation of a new pilot operation facility and distribution center. Capital expenditures in fiscal 2013 were primarily for demonstration and test equipment as well as laboratory tools and equipment upgrades in North America. Capital expenditures in fiscal 2012 were primarily for various information technology expenditures in North America, including the addition of Varian, and expansion of semiconductor assembly centers in Singapore. Proceeds from sales and maturities of investments, net of purchases of investments, totaled $67 million in fiscal 2014 and $406 million in fiscal 2013, while purchases of investments, net of proceeds from sales and maturities of investments, totaled $308 million in fiscal 2012. Investing activities also included investments in technology and acquisitions of companies to allow Applied to access new market opportunities or emerging technologies. In fiscal 2012, Applied acquired Varian for $4.2 billion, net of cash acquired.
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
Financing Activities
Applied used cash in financing activities in the amount of $348 million in fiscal 2014, $519 million in fiscal 2013, and $1.8 billion in fiscal 2012 which activities included payment of cash dividends to stockholders and issuances and repurchases of common stock. Applied did not repurchase any shares of its common stock during fiscal 2014. Cash used to repurchase shares totaled $245 million in fiscal 2013 and $1.4 billion in fiscal 2012. The majority of these repurchases were made under a share repurchase program approved in March 2012 by Applied’s Board of Directors authorizing up to $3.0 billion in repurchases over the next three years ending in March 2015, of which $1.6 billion remained available for future stock repurchases at October 26, 2014. Proceeds from stock issuances related to equity compensation awards were $137 million in fiscal 2014, $182 million in fiscal 2013, and $96 million in fiscal 2012.
During fiscal 2014, Applied’s Board of Directors declared four quarterly cash dividends of $0.10 per share each. During fiscal 2013, Applied’s Board of Directors declared three quarterly cash dividends of $0.10 per share each and one quarterly cash dividend of $0.09 per share. During fiscal 2012, Applied’s Board of Directors declared three quarterly cash dividends of $0.09 per share each and one quarterly cash dividend of $0.08 per share. Cash paid in dividends during fiscal 2014, 2013 and 2012 amounted to $485 million, $456 million and $434 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in May 2017. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants. These covenants require Applied to maintain certain minimum financial ratios. Applied was in compliance with all such covenants at October 26, 2014. Remaining credit facilities in the amount of approximately $75 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both October 26, 2014 and October 27, 2013, and Applied has not utilized these credit facilities. In connection with the proposed business combination with TEL, Applied intends to amend or replace its undrawn $1.5 billion unsecured revolving credit agreement.
In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. At October 26, 2014 and October 27, 2013, Applied did not have any commercial paper outstanding.

Applied issued senior unsecured notes in the aggregate principal amount of $1.95 billion. The following table summarizes the notes issued:

Due Date	Principal Amount	Effective Interest Rate	Interest Payment Dates
	(In millions)
2.650% Senior Notes Due 2016	$400	2.666%	June 15, December 15
7.125% Senior Notes Due 2017	200	7.190%	April 15, October 15
4.300% Senior Notes Due 2021	750	4.326%	June 15, December 15
5.850% Senior Notes Due 2041	600	5.879%	June 15, December 15
	$1,950
The indenture governing the notes includes certain covenants with which Applied was in compliance at October 26, 2014. See Note 10 of Notes to Consolidated Financial Statements for additional discussion of long-term debt.
Others
During fiscal 2014 and 2013, Applied did not record any additional bad debt provision but released $16 million and $13 million, respectively, of its allowance for doubtful accounts as a result of an overall lower risk profile of Applied's customers. While Applied believes that its allowance for doubtful accounts at October 26, 2014 is adequate, it will continue to closely monitor customer liquidity and economic conditions.
As of October 26, 2014, approximately $2.7 billion of cash, cash equivalents, and marketable securities held by foreign subsidiaries may be subject to U.S. taxes if repatriated for U.S. operations. Of this amount, Applied intends to permanently reinvest approximately $2.1 billion of these funds outside of the U.S. and does not plan to repatriate these funds. For the remaining cash, cash equivalents and marketable securities held by foreign subsidiaries, U.S. taxes have been provided for in the financial statements.
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

Off-Balance Sheet Arrangements
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of October 26, 2014, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $46 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of October 26, 2014, Applied Materials Inc. has provided parent guarantees to banks for approximately $102 million to cover these arrangements.
Applied also has operating leases for various facilities. Total rent expense was $37 million for fiscal 2014, $36 million for fiscal 2013, and $38 million for fiscal 2012.
Contractual Obligations
The following table summarizes Applied’s contractual obligations as of October 26, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

	(In millions)
Long-term debt obligations	$1,950	$—	$600	$—	$1,350
Interest expense associated with long-term debt obligations	1,238	92	174	135	837
Operating lease obligations	70	28	28	9	5
Purchase obligations[1]	1,565	1,527	38	—	—
Other long-term liabilities[2]	254	—	55	30	169
	$5,077	$1,647	$895	$174	$2,361
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

In addition to the contractual obligations disclosed above, Applied has certain tax obligations. Gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year have been reported as non-current liabilities on the Consolidated Balance Sheet. As of October 26, 2014, the gross liability for unrecognized tax benefits was $134 million. Increases or decreases to interest and penalties on uncertain tax positions are included in provision for income taxes in the Consolidated Statement of Operations. Interest and penalties related to uncertain tax positions were $25 million as of October 26, 2014 and $7 million as of October 27, 2013, and were classified as a noncurrent liability in the Consolidated Balance Sheets. At this time, Applied is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes and, accordingly, such amounts are not included in the above contractual obligations table.

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
Non-GAAP Adjusted Results
Management uses non-GAAP adjusted results to evaluate operating and financial performance in light of business objectives and for planning purposes. Applied believes these measures enhance investors’ ability to review the Company’s business from the same perspective as management and facilitate comparisons of this period’s results with prior periods. The non-GAAP adjusted results presented below exclude the impact of the following, where applicable: certain items related to acquisitions or the announced business combination; restructuring charges and any associated adjustments; impairments of assets, goodwill, or investments; gain or loss on sale of strategic investments or facilities; and certain tax items. These non-GAAP adjusted measures are not in accordance with GAAP and may differ from non-GAAP methods of accounting and reporting used by other companies. The presentation of this additional information should not be considered a substitute for results prepared in accordance with GAAP.

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results for the past three fiscal years:
APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	2014	2013	2012
	(In millions, except percentages)
Non-GAAP Adjusted Gross Margin
Reported gross margin - GAAP basis	$3,843	$2,991	$3,313
Certain items associated with acquisitions[1]	158	166	253
Acquisition integration costs	1	3	—
Non-GAAP adjusted gross margin	$4,002	$3,160	$3,566
Non-GAAP adjusted gross margin percent (% of net sales)	44.1%	42.1%	40.9%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$1,520	$432	$411
Impairment of goodwill and intangible assets	—	278	421
Certain items associated with acquisitions[1]	183	201	298
Acquisition integration costs	34	38	81
Loss (gain) on derivative associated with announced business combination, net	(30)	7	—
Certain items associated with announced business combination[4]	73	17	—
Restructuring charges and asset impairments[2,3]	5	63	168
Gain on sale of facility	(4)	(4)	—
Non-GAAP adjusted operating income	$1,781	$1,032	$1,379
Non-GAAP adjusted operating margin percent (% of net sales)	19.6%	13.7%	15.8%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis[5]	$1,072	$256	$109
Impairment of goodwill and intangible assets	—	278	421
Certain items associated with acquisitions[1]	183	201	298
Acquisition integration costs	34	38	81
Loss (gain) on derivative associated with announced business combination, net	(30)	7	—
Certain items associated with announced business combination[4]	73	17	—
Restructuring charges and asset impairments[2,3]	5	63	168
Impairment (gain on sale) of strategic investments, net	(9)	1	17
Gain on sale of facility	(4)	(4)	—
Reinstatement of federal R&D tax credit	—	(13)	—
Resolution of prior years’ income tax filings and other tax items[5]	28	(24)	(22)
Income tax effect of non-GAAP adjustments	(38)	(102)	(112)
Non-GAAP adjusted net income	$1,314	$718	$960

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

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

4	These items are incremental charges related to the announced business combination agreement with Tokyo Electron Limited, consisting of acquisition-related and integration planning costs.

5
Fiscal 2014 amount differs from the unaudited consolidated financial statements included in Applied’s press release issued on
November 13, 2014, reflecting an increase to provision for income taxes of $34 million. This adjustment is not considered material and does not affect Applied’s previously announced Non-GAAP Adjusted Results.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	2014	2013	2012
	(In millions, except per share amounts)
Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis[1]	$0.87	$0.21	$0.09
Impairment of goodwill and intangible assets	—	0.21	0.33
Certain items associated with acquisitions	0.13	0.14	0.19
Acquisition integration costs	0.02	0.02	0.05
Gain on derivative associated with announced business combination, net	(0.02)	—	—
Certain items associated with announced business combination	0.05	0.01	—
Restructuring charges and asset impairments	—	0.03	0.10
Impairment of strategic investments, net	—	—	0.01
Reinstatement of federal R&D tax credit and resolution of prior years’ income tax filings and other tax items[1]	0.02	(0.03)	(0.02)
Non-GAAP adjusted earnings per diluted share	$1.07	$0.59	$0.75
Weighted average number of diluted shares	1,231	1,219	1,277

1
Fiscal 2014 amount differs from the unaudited consolidated financial statements included in Applied’s press release issued on
November 13, 2014, reflecting an increase to provision for income taxes of $34 million and a decrease to earnings per diluted share of $0.03. This adjustment is not considered material and does not affect Applied’s previously announced Non-GAAP Adjusted Results.

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results for the past three fiscal years:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	2014	2013	2012
	(In millions, except percentages)
SSG Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$1,391	$876	$1,243
Certain items associated with acquisitions[1]	172	175	253
Acquisition integration costs	2	(2)	37
Restructuring charges and asset impairments[2]	—	1	4
Non-GAAP adjusted operating income	$1,565	$1,050	$1,537
Non-GAAP adjusted operating margin percent (% of net sales)	26.2%	22.0%	27.8%
AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$573	$436	$502
Certain items associated with acquisitions[1]	3	5	13
Restructuring charges and asset impairments[2,3]	—	2	15
Non-GAAP adjusted operating income	$576	$443	$530
Non-GAAP adjusted operating margin percent (% of net sales)	26.2%	21.9%	23.2%
Display Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$129	$74	$25
Certain items associated with acquisitions[1]	2	6	7
Non-GAAP adjusted operating income	$131	$80	$32
Non-GAAP adjusted operating margin percent (% of net sales)	21.3%	14.9%	6.8%
EES Non-GAAP Adjusted Operating Income (Loss)
Reported operating income (loss) - GAAP basis	$15	$(433)	$(668)
Certain items associated with acquisitions[1]	6	15	25
Impairment of goodwill and intangible assets	—	278	421
Restructuring charges and asset impairments[2,3]	—	25	38
Non-GAAP adjusted operating income (loss)	$21	$(115)	$(184)
Non-GAAP adjusted operating margin percent (% of net sales)	7.5%	(66.5)%	(43.3)%

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

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
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $1.0 billion at October 26, 2014. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at October 26, 2014, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $16 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. At October 26, 2014, the carrying amount of debt issued by Applied was $1.9 billion with an estimated fair value of $2.2 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s debt issuances of approximately $180 million at October 26, 2014.
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
In certain cases, Applied uses derivatives to hedge specific foreign currency exposures. During fiscal 2014 and 2013, as part of an overall risk management strategy, Applied purchased foreign exchange option contracts to limit its foreign exchange risk associated with the announced business combination with TEL in the event there is a significant weakening in the Japanese yen as compared to the U.S. dollar. The derivatives used to hedge the currency exposure did not qualify for hedge accounting treatment. At October 26, 2014, the fair value of the foreign exchange currency option contracts was approximately $52 million. Applied recorded an unrealized loss of $12 million during the fourth quarter of fiscal 2014 related to such contracts. Changes in the exchange rate between the U.S. dollar and the Japanese yen would impact Applied's consolidated financial statements.  The future maximum loss exposure on this option contract is generally limited to its fair value as of the most recent balance sheet date. For further details, see Note 5 of Notes to Consolidated Financial Statements.

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
Management’s Report on Internal Control over Financial Reporting
Applied’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of Applied’s Chief Executive Officer and Chief Financial Officer, management of Applied conducted an evaluation of the effectiveness of Applied’s internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, Applied’s management concluded that Applied’s internal control over financial reporting was effective as of October 26, 2014.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of Applied’s internal control over financial reporting as of October 26, 2014.
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2014, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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

Item 9B:	Other Information
None

PART III

Item 10:	Directors, Executive Officers and Corporate Governance
Except for the information regarding executive officers required by Item 401 of Regulation S-K (which is included in Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers of the Registrant”) and code of ethics (which is set forth below), the information required by this item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 23, 2015.
Applied has implemented the Standards of Business Conduct, a code of ethics with which every person who works for Applied and every member of the Board of Directors is expected to comply. If any substantive amendments are made to the Standards of Business Conduct or any waiver is granted, including any implicit waiver, from a provision of the code to Applied’s Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, Applied will disclose the nature of such amendment or waiver on its website or in a report on Form 8-K. The above information, including the Standards of Business Conduct, is available on Applied’s website under the Governance section at http://www.appliedmaterials.com/investor-relations. This website address is intended to be an inactive, textual reference only. None of the materials on, or accessible through, this website is part of this report or is incorporated by reference herein.

Item 11:	Executive Compensation
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 23, 2015.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except for the information regarding securities authorized for issuance under equity compensation plans (which is set forth below), the information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 23, 2015.
The following table summarizes information with respect to options and other equity awards under Applied’s equity compensation plans as of October 26, 2014:
Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	(c) Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))

	(In millions, except prices)
Equity compensation plans approved by security holders	34		$15.06	167	(3)
Equity compensation plans not approved by security holders	1	(4)	$5.85	11	(5)
Total	35		$10.87	178

(1)
Includes only options, restricted stock units performance shares and performance units outstanding under Applied’s equity compensation plans, as no stock warrants or other rights were outstanding as of October 26, 2014.

(2)	The weighted average exercise price calculation does not take into account any restricted stock units, and performance shares or performance units as they have a de minimis purchase price.

(3)
Includes 23 million shares of Applied common stock available for future issuance under the Applied Materials, Inc. Employees’ Stock Purchase Plan. Of these 23 million shares, 1 million are subject to purchase during the purchase period in effect as of October 26, 2014.

(4)
Includes options to purchase 1 million shares of Applied common stock assumed through various mergers and acquisitions, after giving effect to the applicable exchange ratios. The assumed options had a weighted average exercise price of $5.85 per share. No further shares are available for issuance under the plans under which these assumed awards were granted.

(5)
Includes 11 million shares of Applied common stock available for future issuance under the Applied Materials, Inc. Stock Purchase Plan for Offshore Employees. Of these 11 million shares, 1 million are subject to purchase during the purchase period in effect as of October 26, 2014.

Applied has the following equity compensation plans that have not been approved by stockholders:
Stock Purchase Plan for Offshore Employees. The Stock Purchase Plan for Offshore Employees (the Offshore ESPP) was adopted effective as of October 16, 1995 for the benefit of employees of Applied’s participating affiliates (other than United States citizens or residents). The Offshore ESPP provides for the grant of options to purchase shares of Applied common stock through payroll deductions pursuant to one or more offerings. The administrator of the Offshore ESPP (the Board of Directors of Applied or a committee appointed by the Board) determines the terms and conditions of all options prior to the start of an offering, including the purchase price of shares, the number of shares covered by the option and when the option may be exercised. All options granted as part of an offering must be granted on the same date. As of October 26, 2014, a total of 36 million shares have been authorized for issuance under the Offshore ESPP, and 11 million shares remain available for issuance.
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

Item 13:	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 23, 2015.

Item 14:	Principal Accounting Fees and Services
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 23, 2015.

PART IV

Item 15:	Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Applied Materials, Inc.:

We have audited the accompanying consolidated balance sheets of Applied Materials, Inc. and subsidiaries (the Company) as of October 26, 2014 and October 27, 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended October 26, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Materials, Inc. and subsidiaries as of October 26, 2014 and October 27, 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended October 26, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Applied Materials, Inc.’s internal control over financial reporting as of October 26, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 17, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP
KPMG LLP

Santa Clara, California
December 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Applied Materials, Inc.:

We have audited Applied Materials, Inc.’s (the Company) internal control over financial reporting as of October 26, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Applied Materials, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 26, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Applied Materials, Inc. and subsidiaries as of October 26, 2014 and October 27, 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 26, 2014, and our report dated December 17, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP

Santa Clara, California
December 17, 2014

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Year	2014	2013	2012
	(In millions, except per share amounts)
Net sales	$9,072	$7,509	$8,719
Cost of products sold	5,229	4,518	5,406
Gross margin	3,843	2,991	3,313
Operating expenses:
Research, development and engineering	1,428	1,320	1,237
Marketing and selling	423	433	481
General and administrative	467	465	595
Impairment of goodwill and intangible assets	—	278	421
Restructuring charges and asset impairments	5	63	168
Total operating expenses	2,323	2,559	2,902
Income from operations	1,520	432	411
Interest expense	95	95	95
Interest and other income, net	23	13	—
Income before income taxes	1,448	350	316
Provision for income taxes	376	94	207
Net income	$1,072	$256	$109
Earnings per share:
Basic	$0.88	$0.21	$0.09
Diluted	$0.87	$0.21	$0.09
Weighted average number of shares:
Basic	1,215	1,202	1,266
Diluted	1,231	1,219	1,277
See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal Year	2014	2013	2012
	(In millions)
Net income	$1,072	$256	$109
Other comprehensive income (loss), net of tax:
Change in unrealized net gain on investments	(1)	9	(1)
Change in unrealized net gain on derivative investments	(2)	1	1
Change in defined and postretirement benefit plans	(33)	18	(65)
Change in cumulative translation adjustments	(2)	(5)	(2)
Other comprehensive income (loss), net of tax	(38)	23	(67)
Comprehensive income	$1,034	$279	$42
See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED BALANCE SHEETS

	October 26, 2014	October 27, 2013

	(In millions, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,002	$1,711
Short-term investments	160	180
Accounts receivable, net	1,670	1,633
Inventories	1,567	1,413
Other current assets	568	705
Total current assets	6,967	5,642
Long-term investments	935	1,005
Property, plant and equipment, net	861	850
Goodwill	3,304	3,294
Purchased technology and other intangible assets, net	951	1,103
Deferred income taxes and other assets	156	149
Total assets	$13,174	$12,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,883	$1,649
Customer deposits and deferred revenue	940	794
Total current liabilities	2,823	2,443
Long-term debt	1,947	1,946
Other liabilities	536	566
Total liabilities	5,306	4,955
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock: $.01 par value per share; 1 shares authorized; no shares issued	—	—
Common stock: $.01 par value per share; 2,500 shares authorized; 1,221 and 1,204 shares outstanding at 2014 and 2013, respectively	12	12
Additional paid-in capital	6,384	6,151
Retained earnings	13,072	12,487
Treasury stock: 717 shares at 2014 and 2013, net	(11,524)	(11,524)
Accumulated other comprehensive loss	(76)	(38)
Total stockholders’ equity	7,868	7,088
Total liabilities and stockholders’ equity	$13,174	$12,043
See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount

	(In millions)
Balance at October 30, 2011	1,306	$13	$5,616	$13,029	573	$(9,864)	$6	$8,800
Net income	—	—	—	109	—	—	—	109
Other comprehensive loss, net of tax	—	—	—	—	—	—	(67)	(67)
Dividends	—	—	—	(438)	—	—	—	(438)
Share-based compensation	—	—	182	—	—	—	—	182
Stock options assumed in connection with acquisition	—	—	11	—	—	—	—	11
Issuance under stock plans, net of a tax detriment of $12 and other	17	—	54	—	—	—	—	54
Common stock repurchases	(126)	(1)	—	—	126	(1,415)	—	(1,416)
Balance at October 28, 2012	1,197	$12	$5,863	$12,700	699	$(11,279)	$(61)	$7,235
Net income	—	—	—	256	—	—	—	256
Other comprehensive income, net of tax	—	—	—	—	—	—	23	23
Dividends	—	—	—	(469)	—	—	—	(469)
Share-based compensation	—	—	162	—	—	—	—	162
Issuance under stock plans, net of a tax benefit of $14 and other	25	—	126	—	—	—	—	126
Common stock repurchases	(18)	—	—	—	18	(245)	—	(245)
Balance at October 27, 2013	1,204	$12	$6,151	$12,487	717	$(11,524)	$(38)	$7,088
Net income	—	—	—	1,072	—	—	—	1,072
Other comprehensive loss, net of tax	—	—	—	—	—	—	(38)	(38)
Dividends	—	—	—	(487)	—	—	—	(487)
Share-based compensation	—	—	177	—	—	—	—	177
Issuance under stock plans, net of a tax benefit of $27 and other	17	—	56	—	—	—	—	56
Balance at October 26, 2014	1,221	$12	$6,384	$13,072	717	$(11,524)	$(76)	$7,868

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Year	2014	2013	2012

	(In millions)
Cash flows from operating activities:
Net income	$1,072	$256	$109
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	375	410	422
Impairment of goodwill and intangible assets	—	278	421
Restructuring charges and asset impairments	5	63	168
Unrealized loss on derivative associated with announced business combination	21	7	—
Deferred income taxes and other	36	(91)	222
Share-based compensation	177	162	182
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(21)	(404)	493
Inventories	(154)	(141)	679
Other assets	5	(70)	46
Accounts payable and accrued expenses	79	21	(435)
Customer deposits and deferred revenue	146	39	(412)
Income taxes payable	142	57	(34)
Other liabilities	(83)	36	(10)
Cash provided by operating activities	1,800	623	1,851
Cash flows from investing activities:
Capital expenditures	(241)	(197)	(162)
Cash paid for acquisitions, net of cash acquired	(12)	(1)	(4,190)
Proceeds from sale of facilities	25	7	—
Proceeds from sales and maturities of investments	878	1,013	1,019
Purchases of investments	(811)	(607)	(1,327)
Cash provided by (used in) investing activities	(161)	215	(4,660)
Cash flows from financing activities:
Proceeds from common stock issuances and others, net	137	182	96
Common stock repurchases	—	(245)	(1,416)
Payments of dividends to stockholders	(485)	(456)	(434)
Cash used in financing activities	(348)	(519)	(1,754)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5)
Increase (decrease) in cash and cash equivalents	1,291	319	(4,568)
Cash and cash equivalents — beginning of year	1,711	1,392	5,960
Cash and cash equivalents — end of year	$3,002	$1,711	$1,392
Supplemental cash flow information:
Cash payments for income taxes	$195	$196	$243
Cash refunds from income taxes	$111	$102	$79
Cash payments for interest	$92	$92	$94

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Applied Materials, Inc. and its subsidiaries (Applied or the Company) after elimination of intercompany balances and transactions. All references to a fiscal year apply to Applied’s fiscal year which ends on the last Sunday in October. Fiscal 2014, 2013 and 2012 contained 52 weeks each. Each fiscal quarter of 2014, 2013 and 2012 contained 13 weeks.
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
Allowance for Doubtful Accounts
Applied maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. This allowance is based on historical experience, credit evaluations, specific customer collection history and any customer-specific issues Applied has identified. Changes in circumstances, such as an unexpected material adverse change in a major customer’s ability to meet its financial obligation to Applied or its payment trends, may require Applied to further adjust its estimates of the recoverability of amounts due to Applied. Bad debt expense and any reversals are recorded in marketing and selling expense in the Consolidated Statement of Operations.

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
Long-Lived Assets
Applied reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets or asset group may not be recoverable. Applied assesses these assets for impairment based on estimated future cash flows from these assets.
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
Foreign Currencies
As of October 26, 2014, primarily all of Applied’s subsidiaries use the United States dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are remeasured using exchange rates in effect at the end of the period, except for non-monetary assets, such as inventories and property, plant and equipment, which are remeasured using historical exchange rates. Foreign currency-denominated revenues and costs are remeasured using average exchange rates for the period, except for costs related to those balance sheet items that are remeasured using historical exchange rates. The resulting remeasurement gains and losses are included in general and administrative expenses in the Consolidated Statements of Operations as incurred.

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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued authoritative guidance that requires revenue recognition to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new standard will supersede most current revenue recognition guidance, including industry-specific guidance. The guidance becomes effective for Applied in the first quarter of fiscal 2018, and can be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is prohibited. Applied is currently evaluating the effect of this new guidance on Applied's financial position, results of operations and its ongoing financial reporting, including the selection of a transition method.
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
In July 2013, the FASB issued authoritative guidance that will require an unrecognized tax benefit to be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, with certain exceptions. The authoritative guidance becomes effective for Applied in the first quarter of fiscal 2015, with early adoption permitted. The guidance is not expected to have a significant impact on Applied's financial position.

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

	2014	2013	2012

	(In millions, except per share amounts)
Numerator:
Net income	$1,072	$256	$109
Denominator:
Weighted average common shares outstanding	1,215	1,202	1,266
Effect of dilutive stock options, restricted stock units and employee stock purchase plan shares	16	17	11
Denominator for diluted earnings per share	1,231	1,219	1,277
Basic earnings per share	$0.88	$0.21	$0.09
Diluted earnings per share	$0.87	$0.21	$0.09
Potentially dilutive securities	1	2	9

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3	Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

October 26, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$508	$—	$—	$508
Cash equivalents:
Money market funds	2,494	—	—	2,494
Total Cash equivalents	2,494	—	—	2,494
Total Cash and Cash equivalents	$3,002	$—	$—	$3,002
Short-term and long-term investments:
U.S. Treasury and agency securities	$62	$—	$—	$62
Non-U.S. government securities*	14	—	—	14
Municipal securities	391	2	—	393
Commercial paper, corporate bonds and medium-term notes	223	1	—	224
Asset-backed and mortgage-backed securities	287	1	2	286
Total fixed income securities	977	4	2	979
Publicly traded equity securities	19	31	—	50
Equity investments in privately-held companies	66	—	—	66
Total short-term and long-term investments	$1,062	$35	$2	$1,095
Total Cash, Cash equivalents and Investments	$4,064	$35	$2	$4,097
 _________________________
* Includes agency debt securities guaranteed by non-U.S. governments, which consist of Germany and Canada.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 27, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$611	$—	$—	$611
Cash equivalents:
Money market funds	1,095	—	—	1,095
Municipal securities	5	—	—	5
Total Cash equivalents	1,100	—	—	1,100
Total Cash and Cash equivalents	$1,711	$—	$—	$1,711
Short-term and long-term investments:
U.S. Treasury and agency securities	$170	$—	$—	$170
Non-U.S. government securities	11	—	—	11
Municipal securities	379	2	—	381
Commercial paper, corporate bonds and medium-term notes	218	2	1	219
Asset-backed and mortgage-backed securities	268	2	2	268
Total fixed income securities	1,046	6	3	1,049
Publicly traded equity securities	27	33	—	60
Equity investments in privately-held companies	76	—	—	76
Total short-term and long-term investments	$1,149	$39	$3	$1,185
Total Cash, Cash equivalents and Investments	$2,860	$39	$3	$2,896

Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments at October 26, 2014:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$151	$151
Due after one through five years	539	542
No single maturity date**	372	402
	$1,062	$1,095
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gains and Losses on Investments
Gross realized gains and losses on sales of investments during fiscal 2014, 2013, and 2012 were as follows:

	2014	2013	2012

	(In millions)
Gross realized gains	$27	$7	$3
Gross realized losses	$2	$2	$3
At October 26, 2014, gross unrealized losses related to Applied's investment portfolio were not material. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss was considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied determined that the gross unrealized losses on its marketable securities at October 26, 2014, October 27, 2013 and October 28, 2012 were temporary in nature and therefore it did not recognize any impairment of its marketable securities for fiscal 2014, 2013 or 2012. During fiscal 2014, 2013 and 2012, Applied determined that certain of its equity investments held in privately-held companies were other-than-temporarily impaired and, accordingly, recognized impairment charges of $15 million, $6 million and $17 million, respectively. These impairment charges are included in interest and other income, net in the Consolidated Statement of Operations.
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
Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of October 26, 2014, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below as of October 26, 2014 and October 27, 2013:

	October 26, 2014			October 27, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Money market funds	$2,494	$—	$2,494	$1,095	$—	$1,095
U.S. Treasury and agency securities	43	19	62	66	104	170
Non-U.S. government securities	—	14	14	—	11	11
Municipal securities	—	393	393	—	386	386
Commercial paper, corporate bonds and medium-term notes	—	224	224	—	219	219
Asset-backed and mortgage-backed securities	—	286	286	—	268	268
Publicly traded equity securities	50	—	50	60	—	60
Foreign exchange derivative assets	—	52	52	—	20	20
Total	$2,587	$988	$3,575	$1,221	$1,008	$2,229
There were no transfers between Level 1 and Level 2 fair value measurements during fiscal 2014 and 2013 and Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of October 26, 2014 or October 27, 2013.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. Equity investments in privately-held companies totaled $66 million at October 26, 2014, of which $57 million of investments were accounted for under the cost method of accounting and $9 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. Equity investments in privately-held companies totaled $76 million at October 27, 2013, of which $66 million of investments were accounted for under the cost method of accounting and $10 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value.
During fiscal 2014, 2013 and 2012, Applied determined that certain of its equity investments held in privately-held companies were other-than-temporarily impaired and, accordingly, recognized impairment charges of $15 million, $6 million and $17 million, respectively.
In fiscal 2013 and 2012, Applied recorded goodwill and intangible asset impairment charges related to the Energy and Environmental Solutions segment. The inputs used to measure the fair value of goodwill and intangible assets of the Energy and Environmental Solutions segment are classified as a Level 3 fair value measurement due to the significance of unobservable inputs using company-specific information. The valuation methodology used to estimate the fair value of goodwill and intangible assets is discussed in Note 9, Goodwill, Purchased Technology and Other Intangible Assets.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate fair value due to their short maturities. At October 26, 2014, the carrying amount of long-term debt was $1.9 billion and the estimated fair value was $2.2 billion. At October 27, 2013, the carrying amount of long-term debt was $1.9 billion and the estimated fair value was $2.1 billion. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues.

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

Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income or loss (AOCI) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to derivative instruments included in AOCI at October 26, 2014 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for fiscal 2014, 2013 or 2012.
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
During the fourth quarters of fiscal 2013 and fiscal 2014, Applied purchased foreign exchange option contracts to limit its foreign exchange risk associated with the announced business combination with Tokyo Electron Limited (TEL). The derivatives used to hedge our currency exposure did not qualify for hedge accounting treatment. These derivatives are marked to market at the end of each reporting period with gains and losses recognized as general and administrative expenses. At October 27, 2013, the fair value of the foreign exchange option contracts was approximately $17 million, and the Company recognized an unrealized loss of $7 million during fiscal 2013 related to such contracts. During fiscal 2014, the derivatives purchased in fiscal 2013 were sold, and the Company recorded gains of $51 million and $42 million, respectively, for the three and twelve month periods ended October 26, 2014. Concurrently, during the fourth quarter of fiscal 2014, the Company purchased new foreign exchange option contracts for the same purpose with an extended maturity. At October 26, 2014, the fair value of the option contracts purchased in fiscal 2014 was approximately $52 million and Applied recorded an unrealized loss of $12 million in fiscal 2014 related to these option contracts. The cash flow impacts of these derivatives have been classified as operating cash flows in the Consolidated Statements of Cash Flows. To further mitigate credit exposure in connection with these foreign exchange option contracts, the Company entered into security arrangements with certain counterparties, which require the counterparties to post collateral amounting to the approximate fair value of the derivative contracts. The cash collateral is included in cash and cash equivalents in the Consolidated Statements of Financial Position, with the corresponding liability included in accounts payable and accrued expenses.
Other than the foreign exchange option contracts discussed in the preceding paragraph, the fair values of other derivative instruments at October 26, 2014 and October 27, 2013 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effects of derivative instruments on the Consolidated Statements of Operations for fiscal 2014 and 2013 were as follows:

		2014			2013
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income
		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$7	$8	$(2)	$29	$21	$(3)
Foreign exchange contracts	General and administrative	—	1	(2)	—	7	(1)
Total		$7	$9	$(4)	$29	$28	$(4)

		Amount of Gain or (Loss) Recognized in Income
	Location of Gain or (Loss) Recognized in Income	2014	2013
		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	General and administrative	$49	$19
Total		$49	$19

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of October 26, 2014 and October 27, 2013.
Entering into foreign exchange contracts with banks exposes Applied to credit-related losses in the event of the banks’ nonperformance. However, Applied’s exposure is not considered significant.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6	Accounts Receivable, Net
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied sells its accounts receivable without recourse. Applied, from time to time, also discounts letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Details of discounted letters of credit, factored accounts receivable and discounted promissory notes for fiscal years ended October 26, 2014, October 27, 2013 and October 28, 2012 were as follows:

	2014	2013	2012

	(In millions)
Discounted letters of credit	$29	$—	$—
Factored accounts receivable and discounted promissory notes	45	—	93
Total	$74	$—	$93
Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Statements of Operations and were not material for all years presented.
Accounts receivable are presented net of allowance for doubtful accounts of $58 million at October 26, 2014 and $74 million at October 27, 2013. Changes in allowance for doubtful accounts were as follows:

	2014	2013	2012
	(In millions)
Beginning balance	$74	$87	$73
Provision	—	—	14
Deductions[1]	(16)	(13)	—
Ending balance	$58	$74	$87
_____________________________
1 Fiscal 2014 and 2013 deductions represent releases of allowance for doubtful accounts credited to expense as a result of an overall lower risk profile of Applied's customers.
Applied sells its products principally to manufacturers within the semiconductor, display and solar industries. While Applied believes that its allowance for doubtful accounts is adequate and represents its best estimate as of October 26, 2014, it continues to closely monitor customer liquidity and industry and economic conditions, which may result in changes to Applied’s estimates regarding collectability.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7	Balance Sheet Detail

	October 26, 2014	October 27, 2013

	(In millions)
Inventories
Customer service spares	$316	$283
Raw materials	405	361
Work-in-process	316	292
Finished goods	530	477
	$1,567	$1,413

Included in finished goods inventory is $104 million at October 26, 2014, and $136 million at October 27, 2013, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $192 million and $177 million of evaluation inventory at October 26, 2014 and October 27, 2013, respectively.

	October 26, 2014	October 27, 2013

	(In millions)
Other Current Assets
Deferred income taxes, net	$232	$323
Prepaid expenses	172	135
Prepaid income taxes and income taxes receivable	79	178
Other	85	69
	$568	$705

	Useful Life	October 26, 2014	October 27, 2013

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$156	$167
Buildings and improvements	3-30	1,227	1,217
Demonstration and manufacturing equipment	3-5	829	792
Furniture, fixtures and other equipment	3-15	575	589
Construction in progress		61	52
Gross property, plant and equipment		2,848	2,817
Accumulated depreciation		(1,987)	(1,967)
		$861	$850

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense was $191 million, $211 million and $198 million for fiscal 2014, 2013 and 2012, respectively.
During fiscal 2013 and 2012, fixed asset impairment charges of $12 million and $20 million, respectively were recorded in relation to the Energy and Environmental Solutions segment restructuring plan, as discussed in Note 11, Restructuring Charges and Asset Impairments.

	October 26, 2014	October 27, 2013

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$613	$582
Compensation and employee benefits	524	417
Warranty	113	102
Income taxes payable	142	73
Dividends payable	122	121
Other accrued taxes	51	41
Interest payable	30	30
Restructuring reserve	9	39
Other	279	244
	$1,883	$1,649

	October 26, 2014	October 27, 2013

	(In millions)
Customer Deposits and Deferred Revenue
Customer deposits	$286	$175
Deferred revenue	654	619
	$940	$794

Applied typically receives deposits on future deliverables from customers in the Energy and Environmental Solutions and Display segments. In certain instances, customer deposits may be received from customers in the Applied Global Services segment.

	October 26, 2014	October 27, 2013

	(In millions)
Other Liabilities
Deferred income taxes	$32	$71
Income taxes payable	225	174
Defined and postretirement benefit plans	208	193
Other	71	128
	$536	$566

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8	Business Combinations
Tokyo Electron Limited
On September 24, 2013, Applied and TEL entered into a Business Combination Agreement, which was amended on February 14, 2014, to effect a strategic combination of their respective businesses into a new combined company. TEL, a Japanese corporation, is a global supplier of semiconductor and flat panel display production equipment, and a provider of technical support and services for semiconductor, flat panel display and photovoltaic panel production equipment. Under the terms of the Business Combination Agreement, TEL shareholders will receive 3.25 shares of the new combined company for every TEL share held. Applied shareholders will receive one share of the new combined company for every Applied share held. Based on the number of shares of Applied common stock and shares of TEL common stock expected to be issued and outstanding immediately prior to the closing of the transaction, it is anticipated that, immediately following the transaction, former Applied stockholders and former TEL shareholders will own approximately 68% and 32%, respectively, of the new combined company.
The new combined company, Eteris N.V., will have dual headquarters in Tokyo and Santa Clara, and dual listing of its shares on the Tokyo Stock Exchange and NASDAQ, and will be incorporated in the Netherlands. In June 2014, the shareholders of Applied and TEL approved the proposed business combination. The closing of the transaction remains subject to customary conditions, including regulatory approvals. It is expected that the combined company will commence a $3.0 billion stock repurchase program targeted to be executed within 12 months following the closing of the transaction.
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
Applied allocated the purchase price of this acquisition to tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values. These estimates were determined through established and generally accepted valuation techniques. Applied recorded $2.6 billion in goodwill, of which $1.8 billion was allocated to the Silicon Systems Group segment, and the remainder was allocated to the Applied Global Services segment.
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
Other
From time to time, Applied makes acquisitions of or investments in companies related to existing or new markets for Applied. Applied completed an acquisition during fiscal 2014 which was not significant to Applied's consolidated results of operations and financial position. Substantially all of the consideration was allocated to goodwill and acquisition-related intangible assets. See Note 9 Goodwill, Purchased Technology and Other Intangible Assets for more information.

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

In the fourth quarter of fiscal 2014, Applied performed an annual qualitative assessment to test goodwill for all of its reporting units for impairment. Applied determined that it was more likely than not that each of its reporting units' fair values exceeded their respective carrying values and that it was not necessary to perform the two-step goodwill impairment test for any of its reporting units.
During fiscal 2013 and 2012, the solar industry faced a deterioration in market conditions associated with manufacturing overcapacity and weak operating performance and outlook, resulting in uncertainties regarding the timing and nature of a recovery in solar capital equipment expenditures. Applied performed a two-step goodwill impairment test and, as a result, recorded $224 million and $421 million of goodwill impairment charges in its Energy and Environmental Solutions segment in fiscal 2013 and 2012, respectively. As of October 27, 2014, accumulated goodwill impairment charges amounted to $645 million all of which were recorded in the Energy and Environmental Solutions segment.
In fiscal 2013, Applied also performed an impairment test for long-lived assets associated with the Energy and Environmental Solutions reporting unit and determined that the majority of intangible assets were impaired, mostly due to the lower long-term revenue and profitability outlook associated with products related to these intangible assets. Accordingly, during fiscal 2013, Applied recorded an impairment charge of $54 million related to these intangible assets, which was the amount by which the carrying value of these intangible assets exceeded their estimated fair value, based on discounted projected cash flows.

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
Details of goodwill and other indefinite-lived intangible assets were as follows:

	October 26, 2014			October 27, 2013
	Goodwill	Other Intangible Assets	Total	Goodwill	Other Intangible Assets	Total

	(In millions)
Silicon Systems Group	$2,151	$103	$2,254	$2,151	$142	$2,293
Applied Global Services	1,027	6	1,033	1,027	—	1,027
Display	126	18	144	116	—	116
Carrying amount	$3,304	$127	$3,431	$3,294	$142	$3,436
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
During fiscal 2014, goodwill and other indefinite lived intangible assets decreased by $5 million primarily due to commercialization of in-process technology in the Silicon Systems Group segment, partially offset by increases in goodwill and in-process technology as a result of an acquisition in the Display segment. The acquisition is not material to the consolidated financial position and results of operations of Applied.
A summary of Applied's purchased technology and intangible assets is set forth below:

	October 26, 2014	October 27, 2013

	(In millions)
Purchased technology, net	$636	$748
Intangible assets - finite-lived, net	188	213
Intangible assets - indefinite-lived	127	142
Total	$951	$1,103

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

Details of finite-lived intangible assets were as follows:

	October 26, 2014			October 27, 2013
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Silicon Systems Group	$1,346	$252	$1,598	$1,301	$252	$1,553
Applied Global Services	28	44	72	28	44	72
Display	110	33	143	110	33	143
Energy and Environmental Solutions	5	17	22	5	15	20
Gross carrying amount	$1,489	$346	$1,835	$1,444	$344	$1,788
Accumulated amortization:
Silicon Systems Group	$(716)	$(77)	$(793)	$(562)	$(58)	$(620)
Applied Global Services	(24)	(44)	(68)	(23)	(42)	(65)
Display	(110)	(31)	(141)	(110)	(29)	(139)
Energy and Environmental Solutions	(3)	(6)	(9)	(1)	(2)	(3)
Accumulated amortization	$(853)	$(158)	$(1,011)	$(696)	$(131)	$(827)
Carrying amount	$636	$188	$824	$748	$213	$961

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Details of amortization expense by segment for fiscal 2014, 2013 and 2012 were as follows:

	2014	2013	2012

	(In millions)
Silicon Systems Group	$173	$172	$183
Applied Global Services	3	5	9
Display	2	6	7
Energy and Environmental Solutions	6	16	25
Total	$184	$199	$224
For fiscal 2014, 2013 and 2012, amortization expense was charged to the following categories:

	2014	2013	2012

	(In millions)
Cost of products sold	$159	$166	$185
Research, development and engineering	1	1	1
Marketing and selling	21	26	30
General and administrative	3	6	8
Total	$184	$199	$224
As of October 26, 2014, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2015	182
2016	175
2017	171
2018	170
2019	30
Thereafter	96
Total	$824

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10	Borrowing Facilities and Long-Term Debt
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in May 2017. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants. Remaining credit facilities in the amount of approximately $75 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both October 26, 2014 and October 27, 2013 and Applied has not utilized these credit facilities. In connection with the proposed business combination with TEL, Applied intends to amend or replace its undrawn $1.5 billion unsecured revolving credit agreement. In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. At October 26, 2014 and October 27, 2013, Applied did not have any commercial paper outstanding.
Long-term debt outstanding as of October 26, 2014 and October 27, 2013 was as follows:

	Principal Amount
	October 26, 2014	October 27, 2013	Effective Interest Rate	Interest Pay Dates
	(In millions)
2.650% Senior Notes Due 2016	$400	$400	2.666%	June 15, December 15
7.125% Senior Notes Due 2017	200	200	7.190%	April 15, October 15
4.300% Senior Notes Due 2021	750	750	4.326%	June 15, December 15
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
	1,950	1,950
Total unamortized discount	(3)	(4)
Total long-term debt	$1,947	$1,946

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11	Restructuring Charges and Asset Impairments

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
The following table summarizes major components of the restructuring and asset impairment charges during fiscal 2014, 2013 and 2012:

	2014	2013	2012

	(In millions)
2012 Global Restructuring Plan
Severance and other employee-related costs	$5	$39	$106
2012 EES Restructuring Plan
Severance and other employee-related costs	—	8	27
Contract cancellation and other costs	—	6	1
Asset impairments	—	12	20
Others
Severance and other employee-related costs	—	2	14
Contract cancellation and other costs	—	(4)	—
	$5	$63	$168

Restructuring and asset impairment charges were recorded as follows:

	2014	2013	2012

	(In millions)
Silicon Systems Group	$—	$1	$4
Applied Global Services	—	2	15
Energy and Environmental Solutions	—	25	38
Corporate Unallocated	5	35	111
Total	$5	$63	$168

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
During fiscal 2014, 2013 and 2012, Applied recognized $5 million, $39 million and $106 million, respectively, of employee-related costs in connection with the 2012 Global Restructuring Plan. Total costs incurred in implementing this plan were $150 million, none of which were allocated to the operating segments.
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
During fiscal 2013 and 2012, Applied recognized $26 million and $48 million respectively, of restructuring and asset impairment charges in connection with the 2012 EES Restructuring Plan. These costs were reported in the Energy and Environmental Solutions and Applied Global Services segments. As of October 26, 2014, there were no remaining severance accruals associated with restructuring reserves under this program.
Integration of Varian and Prior Year Restructuring Plans
During fiscal 2013 and 2012, Applied also recognized $2 million and $14 million, respectively, of severance and other employee-related costs in connection with the integration of Varian. These costs were reported in the Silicon Systems Group and Applied Global Services segments. As of October 26, 2014, there were no remaining severance accrual associated with restructuring reserves under this program.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in restructuring reserves for fiscal 2014, 2013, and 2012 were as follows:

	2012 Global Restructuring Plan	2012 EES Restructuring Plan		Others
	Severance and Other Employee-Related Costs	Severance and Other Employee-Related Costs	Contract Cancellation and Other Costs	Severance and Other Employee-Related Costs	Contract Cancellation and Other Costs	Total

	(In millions)
Balance, October 30, 2011	$—	$—	$—	$6	$5	$11
Provision for restructuring reserves	106	27	1	14	—	148
Consumption of reserves	—	(11)	—	(15)	—	(26)
Balance, October 28, 2012	$106	$16	$1	$5	$5	$133
Provision for restructuring reserves	35	7	8	2	—	52
Consumption of reserves	(111)	(18)	(2)	(5)	—	(136)
Adjustment of restructuring reserves	(4)	—	(2)	—	(4)	(10)
Balance, October 27, 2013	$26	$5	$5	$2	$1	$39
Provision for restructuring reserves	7	—	—	—	—	7
Consumption of reserves	(27)	(5)	(1)	(2)	—	(35)
Adjustment of restructuring reserves	(2)	—	—	—	—	(2)
Balance, October 26, 2014	$4	—	4	$—	$1	$9

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12	Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of AOCI, net of tax, were as follows:

	Unrealized Gain on Investments, Net	Unrealized Gain on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total
	(in millions)
Balance at October 27, 2013	$25	$2	$(72)	$7	$(38)
Other comprehensive income (loss) before reclassifications	8	4	(36)	(2)	(26)
Amounts reclassified out of AOCI	(9)	(6)	3	—	(12)
Other comprehensive loss, net of tax	(1)	(2)	(33)	(2)	(38)
Balance at October 26, 2014	$24	$—	$(105)	$5	$(76)
Stock Repurchase Program

On March 5, 2012, Applied's Board of Directors approved a stock repurchase program authorizing up to $3.0 billion in repurchases over the next three years ending in March 2015. Under this authorization, Applied purchases shares of its common stock on the open market. At October 26, 2014, $1.6 billion remained available for future stock repurchases under this repurchase program.
Applied did not repurchase any shares of its common stock during fiscal 2014. The following table summarizes Applied’s stock repurchases for fiscal 2013 and 2012:

	2013	2012

	(In millions, except per share amounts)
Shares of common stock repurchased	18	126
Cost of stock repurchased	$245	$1,416
Average price paid per share	$13.60	$11.22
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends
During fiscal 2014, Applied’s Board of Directors declared four quarterly cash dividends of $0.10 per share each. During fiscal 2013, Applied’s Board of Directors declared three quarterly cash dividends of $0.10 per share each and one quarterly cash dividend of $0.09 per share. During fiscal 2012, Applied’s Board of Directors declared three quarterly cash dividends of $0.09 per share each and one quarterly cash dividend of $0.08 per share. Dividends declared during fiscal 2014, 2013 and 2012 amounted to $487 million, $469 million and $438 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
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
During fiscal 2014, 2013, and 2012, Applied recognized share-based compensation expense related to stock options, ESPP shares, restricted stock, restricted stock units, performance shares and performance units. Total share-based compensation and related tax benefits were as follows:

	2014	2013	2012

	(In millions)
Share-based compensation	$177	$162	$182
Tax benefit recognized	$50	$45	$52
The effect of share-based compensation on the results of operations for fiscal 2014, 2013, and 2012 was as follows:

	2014	2013	2012

	(In millions)
Cost of products sold	$53	$50	$54
Research, development, and engineering	66	53	54
Marketing and selling	23	20	22
General and administrative	35	34	52
Restructuring charge	—	5	—
Total	$177	$162	$182
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
At October 26, 2014, Applied had $241 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.5 years. At October 26, 2014, there were 176 million shares available for grants of share-based awards under the Employee Stock Incentive Plan, and an additional 34 million shares available for issuance under the ESPP.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options
Applied grants options to purchase, at future dates, shares of its common stock to employees and consultants. The exercise price of each stock option equals the fair market value of Applied common stock on the date of grant. Options typically vest over three to four years, subject to the grantee’s continued service with Applied through the scheduled vesting date, and expire no later than seven years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Applied’s employee stock options have characteristics significantly different from those of publicly traded options. There were no stock options granted during fiscal 2014. The weighted average assumptions used in the model for the stock options granted and assumed are outlined below:

	2013	2012
Stock Options:
Dividend yield	2.7%	2.6%
Expected volatility	29.5%	38.7%
Risk-free interest rate	1.44%	0.52%
Expected life (in years)	4.5	3.3

Information with respect to stock options is as follows:

	2014	2013	2012
	(In millions)
Aggregate intrinsic value of outstanding stock options	$19	$49	$43
Total intrinsic value of stock options exercised	$39	$63	$21
Total fair value of stock options vested	$1	$4	$41
Cash received from stock option exercises	$29	$88	$33
Actual tax benefit realized from options exercised	$12	$19	$7

Stock option activity for fiscal 2014, 2013 and 2012 was as follows:

	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

	(In millions, except per share amounts)
Outstanding, beginning of year	6	$9.12	21	$10.53	30	$13.05
Granted and assumed in Varian acquisition	—	$—	1	$15.06	5	$4.85
Exercised	(4)	$7.85	(11)	$8.16	(4)	$7.30
Canceled and forfeited	—	$—	(5)	$17.62	(10)	$16.76
Outstanding, end of year	2	$10.87	6	$9.12	21	$10.53
Exercisable, end of year	1	$7.97	5	$7.90	20	$10.71

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information with respect to options outstanding and exercisable at October 26, 2014:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In millions)		(In years)	(In millions)	(In millions)		(In millions)
$3.36 — $9.99	1	$5.31	1.81	$12	1	$5.30	$12
$10.00 — $15.06	1	$14.96	5.59	7	—	$14.71	2
	2	$10.87	3.99	$19	1	$7.97	$14
Options exercisable and expected to become exercisable	2	$10.87	3.99	$19

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
Restricted stock, performance shares and performance units granted to certain executive officers are subject to the achievement of specified performance goals (performance-based awards). These performance-based awards become eligible to vest only if performance goals are achieved and then actually will vest only if the grantee remains employed by Applied through each applicable vesting date. These performance-based awards require the achievement of targeted levels of adjusted annual operating profit margin. For the fiscal 2013 performance-based awards, additional shares become eligible for time-based vesting if Applied achieves certain levels of total shareholder return (TSR) relative to a peer group, comprised of companies in the Standard & Poor's 500 Information Technology Index, measured at the end of a two-year period.
The fair value of these performance-based awards is estimated on the date of grant and assumes that the specified performance goals will be achieved. If the goals are achieved, these awards vest over a specified remaining service period of generally three or four years, provided that the grantee remains employed by Applied through each scheduled vesting date. If the performance goals are not met as of the end of the performance period, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the service period and is reduced for estimated forfeitures.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans during fiscal 2014, 2013 and 2012 are presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

	(In millions, except per share amounts)
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 30, 2011	28	$12.64	2.8 years	$345
Granted	19	$10.61
Vested	(9)	$12.87
Canceled	(2)	$12.26
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 28, 2012	36	$11.53	2.6 years	$376
Granted	19	$10.55
Vested	(11)	$11.44
Canceled	(6)	$11.28
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 27, 2013	38	$11.11	2.4 years	$662
Granted	11	$16.58
Vested	(13)	$11.13
Canceled	(3)	$11.72
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 26, 2014	33	$12.59	2.3 years	$698
Non-vested restricted stock units, restricted stock, performance shares and performance units expected to vest	30	$12.47	2.1 years	$630
At October 26, 2014, 1 million additional performance-based awards could be earned upon certain levels of achievement of Applied's TSR relative to a peer group at a future date.
The actual tax benefit realized for the tax deductions from vested restricted stock units totaled $61 million in fiscal 2014, $42 million in fiscal 2013 and $27 million in fiscal 2012.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Based on the Black-Scholes option pricing model, the weighted average estimated fair value of purchase rights under the ESPP was $4.56 per share for the year ended October 26, 2014, $3.08 per share for the year ended October 27, 2013 and $2.73 per share for the year ended October 28, 2012. The number of shares issued under the ESPP during fiscal October 26, 2014, October 27, 2013 and October 28, 2012 was 6 million, 7 million and 7 million, respectively. At October 26, 2014, there were 34 million available for future issuance under the ESPP. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model for fiscal 2014, 2013 and 2012 are outlined in the following table:

	2014	2013	2012
ESPP:
Dividend yield	1.96%	2.80%	3.01%
Expected volatility	26.3%	24.8%	29.6%
Risk-free interest rate	0.06%	0.09%	0.13%
Expected life (in years)	0.5	0.5	0.5

Note 13	Employee Benefit Plans
Employee Bonus Plans
Applied has various employee bonus plans. A discretionary bonus plan provides for the distribution of a percentage of pre-tax income to Applied employees who are not participants in other performance-based incentive plans, up to a maximum percentage of eligible compensation. Other plans provide for bonuses to Applied’s executives and other key contributors based on the achievement of profitability and/or other specified performance criteria. Charges under these plans were $290 million for fiscal 2014, $269 million for fiscal 2013, and $271 million charges for fiscal 2012.
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
Applied matches 100% of participant salary and/or Roth deferral contributions up to the first 3% of eligible contribution and then 50% of every dollar between 4% and 6% of eligible contribution. Applied does not make matching contributions on any catch-up contributions made by participants. Plan participants who were employed by Applied or any of its affiliates on or after January 1, 2010 became 100% vested in their Applied matching contribution account balances. Applied’s matching contributions under the 401(k) Plan were approximately $29 million, net of $1 million in forfeitures for fiscal 2014 and fiscal 2013 and $37 million for fiscal 2012.

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
Applied also has a U.S. post-retirement plan that provides certain medical and vision benefits to eligible retirees who are at least age 55 and whose years of service plus their age equals at least 65 at their date of retirement. An eligible retiree also may elect coverage for an eligible spouse or domestic partner who is not eligible for Medicare. Coverage under the plan generally ends for both the retiree and spouse or domestic partner upon becoming eligible for Medicare. In addition, Applied also has a post-retirement benefit plan as a result of the acquisition of Varian. Applied’s liability under these post-retirement plans, which was included in other liabilities in the Consolidated Balance Sheets, was $34 million at October 26, 2014 and October 27, 2013.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in benefit obligations and plan assets, which includes post-retirement benefits, for fiscal October 26, 2014 and October 27, 2013 is presented below.

	2014	2013

	(In millions, except percentages)
Change in projected benefit obligation
Beginning projected benefit obligation	$445	$434
Service cost	17	20
Interest cost	17	15
Plan participants’ contributions	1	1
Actuarial (gain) loss	62	(16)
Curtailments, settlements and special termination benefits	(26)	(8)
Foreign currency exchange rate changes	(22)	10
Benefits paid	(12)	(10)
Plan amendments and business combinations	(3)	(1)
Ending projected benefit obligation	$479	$445
Ending accumulated benefit obligation	$446	$409
Range of assumptions to determine benefit obligations
Discount rate	1.0% - 4.4%	1.1% - 4.5%
Rate of compensation increase	2.0% - 4.0%	2.0% - 4.7%
Change in plan assets
Beginning fair value of plan assets	$248	$214
Return on plan assets	20	18
Employer contributions	48	24
Plan participants’ contributions	1	1
Foreign currency exchange rate changes	(11)	8
Divestitures, settlements and business combinations	(26)	(7)
Benefits paid	(12)	(10)
Ending fair value of plan assets	$268	$248
Funded status	$(211)	$(197)
Amounts recognized in the consolidated balance sheets
Noncurrent asset	$17	$9
Current liability	(3)	(4)
Noncurrent liability	(225)	(202)
Total	$(211)	$(197)
Estimated amortization from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year
Actuarial loss	$6	$4
Prior service cost (credit)	—	—
Total	$6	$4
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$134	$91
Prior service cost (credit)	(1)	2
Total	$133	$93
Plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$326	$438
Fair value of plan assets	$98	$233
Plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$297	$269
Fair value of plan assets	$98	$99

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2014	2013
Plan assets — allocation
Equity securities	39%	37%
Debt securities	38%	36%
Insurance contracts	15%	19%
Other investments	5%	5%
Cash	3%	3%
The following table presents a summary of the ending fair value of the plan assets:

	October 26, 2014				October 27, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(In millions)
Equity securities	$38	$66	$—	$104	$27	$65	$—	$92
Debt securities	8	94	—	102	6	84	—	90
Insurance contracts	—	—	41	41	—	—	47	47
Other investments	—	12	—	12	—	12	—	12
Cash	9	—	—	9	7	—	—	7
Total	$55	$172	$41	$268	$40	$161	$47	$248
The following table presents the activity in Level 3 instruments during fiscal 2014 and 2013:

	2014	2013

	(In millions)
Balance, beginning of year	$47	$49
Actual return on plan assets:
Relating to assets still held at reporting date	—	(1)
Purchases, sales, settlements, net	(2)	(4)
Currency impact	(4)	3
Balance, end of year	$41	$47
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the components of net periodic benefit costs and the weighted average assumptions used for net periodic benefit cost and benefit obligation calculations for fiscal 2014, 2013 and 2012 is presented below.

	2014	2013	2012

	(In millions, except percentages)
Components of net periodic benefit cost
Service cost	$17	$20	$16
Interest cost	17	15	14
Expected return on plan assets	(14)	(12)	(11)
Amortization of actuarial loss and prior service credit	4	6	—
Settlement and curtailment loss	3	—	6
Net periodic benefit cost	$27	$29	$25
Weighted average assumptions
Discount rate	3.68%	3.46%	4.53%
Expected long-term return on assets	5.64%	5.38%	5.91%
Rate of compensation increase	3.29%	3.07%	3.09%
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
Future expected benefit payments for the pension plans and the post-retirement plan over the next ten fiscal years are as follows:

Benefit Payments
(In millions)
2015	$12
2016	13
2017	13
2018	14
2019	14
2020-2024	81
$147
Company contributions to these plans for fiscal 2015 are expected to be approximately $9 million.
Executive Deferred Compensation Plans
Applied sponsors two unfunded deferred compensation plans, the Executive Deferred Compensation Plan (Predecessor EDCP) and the 2005 Executive Deferred Compensation Plan (2005 EDCP), under which certain employees may elect to defer a portion of their following year’s eligible earnings. The Predecessor EDCP was frozen as of December 31, 2004 such that no new deferrals could be made under the plan after that date and the plan would qualify for “grandfather” relief under Section 409A of the Code. The Predecessor EDCP participant accounts continue to be maintained under the plan and credited with deemed interest. The 2005 EDCP was implemented by Applied effective as of January 1, 2005 and is intended to comply with the requirements of Section 409A of the Code. The ability to elect new deferrals of compensation under the 2005 EDCP was suspended effective as of October 1, 2014. In addition, Applied also sponsors a non-qualified deferred compensation plan as a result of the acquisition of Varian. Amounts payable, including accrued deemed interest, totaled $40 million at October 26, 2014, of which $35 million was included in accounts payable and accrued expenses and $5 million was included in other liabilities in the Consolidated Balance Sheets. Amounts payable, including accrued deemed interest, totaled $49 million at October 27, 2013, which was included in other liabilities in the Consolidated Balance Sheets. Under the Predecessor EDCP and 2005 EDCP, in the event of change of control (as defined under these plans), the distribution of all deferred balances would be required.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14	Income Taxes
The components of income before income taxes for fiscal 2014, 2013 and 2012 were as follows:

	2014	2013	2012

	(In millions)
U.S.	$612	$194	$381
Foreign	836	156	(65)
	$1,448	$350	$316
The components of the provision for income taxes for fiscal 2014, 2013 and 2012 were as follows:

	2014	2013	2012

	(In millions)
Current:
U.S.	$270	$3	$74
Foreign	97	72	75
State	27	2	8
	394	77	157
Deferred:
U.S.	(9)	34	52
Foreign	(3)	(19)	(4)
State	(6)	2	2
	(18)	17	50
	$376	$94	$207
A reconciliation between the statutory U.S. federal income tax rate of 35 percent and Applied’s actual effective income tax rate for fiscal 2014, 2013 and 2012 is presented below:

	2014	2013	2012
Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
Resolutions from prior years’ income tax filings	2.0	(4.7)	(6.0)
Effect of foreign operations taxed at various rates	(10.9)	(21.1)	(8.5)
State income taxes, net of federal benefit	1.0	0.8	2.0
Research and other tax credits	(0.3)	(5.4)	(1.0)
Production benefit	(1.3)	(1.0)	(8.0)
Acquisition costs	0.8	—	—
Goodwill impairment	—	22.5	47.0
Share-based compensation	0.4	2.2	4.0
Other	(0.7)	(1.4)	1.0
	26.0%	26.9%	65.5%

The effective tax rate for fiscal 2014 was lower than the rate for fiscal 2013 due primarily to nondeductible goodwill impairment charges in fiscal 2013, offset by resolutions and changes related to prior years and expiration of the U.S. federal research and development tax credit. The effective tax rate for fiscal 2013 was significantly lower than the rate for fiscal 2012 due primarily to the geographic composition of Applied's pre-tax income, lower nondeductible goodwill impairment charges, and reinstatement of the U.S. federal research and development tax credit retroactive to its expiration in December 2012. These reductions were partially offset by a lower benefit in fiscal 2013 from the U.S. federal domestic production deduction.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the reconciliation between the statutory U.S. federal income tax rate and the actual effective income tax rate for fiscal 2014, the effect of foreign operations taxed at various rates represents the difference between an income tax provision at the U.S. federal statutory income tax rate and the recorded income tax provision, with the difference expressed as a percentage of worldwide income before income taxes. This effect is substantially related to the tax effect of foreign income before income taxes generated in jurisdictions with lower statutory tax rates. The foreign operations with the most significant effective tax rate impact are Singapore and Israel. The fiscal 2014 statutory tax rates for Singapore and Israel are 17% and 26.5%, respectively. Applied has been granted tax holidays for both jurisdictions that expire in fiscal 2025 and fiscal 2017, respectively, excluding potential renewals and subject to certain conditions with which Applied expects to comply. The tax benefit arising from these tax holidays was $85 million for fiscal 2014 or $0.07 per diluted share.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities were as follows:

	October 26, 2014	October 27, 2013

	(In millions)
Deferred tax assets:
Allowance for doubtful accounts	$26	$27
Inventory reserves and basis difference	128	134
Installation and warranty reserves	18	14
Accrued liabilities	123	138
Deferred revenue	32	27
Tax credits and net operating losses	160	182
Deferred compensation	44	33
Share-based compensation	57	60
Fixed assets	16	(34)
Other	27	13
Gross deferred tax assets	631	594
Valuation allowance	(173)	(116)
Total deferred tax assets	458	478
Deferred tax liabilities:
Intangible assets	(92)	(82)
Undistributed foreign earnings	(87)	(75)
Foreign exchange	(12)	(18)
Total gross deferred tax liabilities	(191)	(175)
Net deferred tax assets	$267	$303
The following table presents the breakdown between current and non-current net deferred tax assets and liabilities:

	October 26, 2014	October 27, 2013

	(In millions)
Current deferred tax asset	$232	$323
Non-current deferred tax asset	67	53
Current deferred tax liability	—	(2)
Non-current deferred tax liability	(32)	(71)
	$267	$303

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current deferred tax liabilities are included in accounts payable and accrued expenses on the Consolidated Balance Sheets and non-current deferred tax liabilities are included in other liabilities on the Consolidated Balance Sheets.

A valuation allowance is recorded to reflect the estimated amount of deferred tax assets that may not be realized. During fiscal 2014, the valuation allowance against current state research and development credit carryforwards increased by $39 million and the valuation allowance against foreign deferred tax assets increased by $18 million.
For fiscal 2014, U.S. income taxes have not been provided for approximately $2.7 billion of cumulative undistributed earnings of several foreign subsidiaries. Applied intends to reinvest these earnings indefinitely in operations outside of the U.S. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, Applied would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.
At October 26, 2014, Applied has state research and development tax credit carryforwards of $146 million, including $112 million of credits that are carried over until exhausted and $34 million which are carried over for 15 years and begin to expire in fiscal 2021. Applied has a net operating loss carryover in state jurisdictions of $45 million which begin to expire in fiscal 2018. Management believes it is more likely than not that all loss and tax credit carryovers at October 26, 2014, net of valuation allowance, will be utilized in future periods.
Applied’s income taxes payable have been reduced by the tax benefits associated with employee stock option transactions. These benefits, credited directly to stockholders’ equity with a corresponding reduction to taxes payable, amounted to $27 million for fiscal 2014, $11 million for fiscal 2013, and $2 million for fiscal 2012.
Applied maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	2014	2013

	(In millions)
Beginning balance of gross unrecognized tax benefits	$194	$174
Settlements with tax authorities	(143)	(15)
Lapses of statutes of limitation	(2)	(15)
Increases in tax positions for current year	52	48
Increases in tax positions for prior years	42	2
Decreases in tax positions for prior years	(9)	—
Ending balance of gross unrecognized tax benefits	$134	$194

In the provision for income taxes in the Consolidated Statement of Operations, tax expense of $18 million was realized in fiscal 2014 and a tax benefit of $1 million was realized in fiscal 2013 related to interest and penalties on unrecognized tax benefits. The liability for interest and penalties was $25 million as of October 26, 2014 and $7 million as of October 27, 2013 and was classified as a non-current liability in the Consolidated Balance Sheets.

Included in the ending balance of unrecognized tax benefits for fiscal 2014 and fiscal 2013 are $124 million and $183 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the ending balance of unrecognized tax benefits for fiscal 2014 and fiscal 2013 are $9 million and $10 million respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

In fiscal 2014, Applied received a refund of $18 million, including interest, as a result of settling an audit of fiscal 2008 through fiscal 2012 in Korea, and received a refund of $17 million, including interest, as a result of settling an Internal Revenue Service (IRS) audit of Varian for fiscal 2010. These settlements resulted in the recognition of a tax benefit of $3 million in the Consolidated Statement of Operations. In fiscal 2013, Applied received a refund of $31 million, including interest, as a result of settling an IRS audit of fiscal 2008 and fiscal 2009. This resulted in the recognition of a tax benefit of $12 million in the Consolidated Statement of Operations. In fiscal 2013, Applied paid $14 million to the IRS as part of an ongoing audit of Varian for fiscal 2010 through fiscal 2012. No tax expense or benefit was recognized.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A number of Applied’s tax returns remain subject to examination by taxing authorities. These include U.S. federal returns for fiscal 2010 and later years, California returns for fiscal 2010 and later years, tax returns for certain other states for fiscal 2010 and later years, and tax returns in certain jurisdictions outside of the United States for fiscal 2007 and later years.
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

Note 15	Warranty, Guarantees, Commitments and Contingencies
Leases
Applied leases some of its facilities and equipment under non-cancelable operating leases and has options to renew most leases, with rentals to be negotiated. Total rent expense was $37 million for fiscal 2014, $36 million for fiscal 2013, and $38 million for fiscal 2012.
As of October 26, 2014, future minimum lease payments are expected to be as follows:

Lease Payments
(In millions)
2015	$28
2016	18
2017	10
2018	6
2019	3
Thereafter	5
$70
Warranty
Changes in the warranty reserves during fiscal 2014 and 2013 were as follows:

	2014	2013

	(In millions)
Beginning balance	$102	$119
Provisions for warranty	115	103
Consumption of reserves	(104)	(120)
Ending balance	$113	$102

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of October 26, 2014, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $46 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of October 26, 2014, Applied Materials Inc. has provided parent guarantees to banks for approximately $102 million to cover these arrangements.
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
Applied’s four reportable segments are: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. As defined under the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of October 26, 2014 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information for each reportable segment as of October 26, 2014, October 27, 2013 and October 28, 2012 and for the fiscal years then ended, is as follows:

	Net Sales	Operating Income (Loss)	Depreciation/ Amortization	Capital Expenditures	Segment Assets

	(In millions)
2014:
Silicon Systems Group	$5,978	$1,391	$268	$134	$5,508
Applied Global Services	2,200	573	11	7	2,042
Display	615	129	5	4	423
Energy and Environmental Solutions	279	15	9	1	173
Total Segment	$9,072	$2,108	$293	$146	$8,146
2013:
Silicon Systems Group	$4,775	$876	$260	$118	$5,525
Applied Global Services	2,023	436	13	7	1,958
Display	538	74	8	6	293
Energy and Environmental Solutions	173	(433)	22	1	183
Total Segment	$7,509	$953	$303	$132	$7,959
2012:
Silicon Systems Group	$5,536	$1,243	$256	$71	$5,106
Applied Global Services	2,285	502	17	8	2,035
Display	473	25	8	1	278
Energy and Environmental Solutions	425	(668)	38	6	513
Total Segment	$8,719	$1,102	$319	$86	$7,932

Operating results for fiscal 2014, 2013 and 2012 included restructuring charges and asset impairments as discussed in detail in Note 11, Restructuring Charges and Asset Impairments.

Reconciliations of segment operating results to Applied consolidated totals for fiscal 2014, 2013 and 2012 are as follows:

	2014	2013	2012

	(In millions)
Total segment operating income	$2,108	$953	$1,102
Corporate and unallocated costs	(540)	(462)	(580)
Restructuring charges and asset impairments	(5)	(35)	(111)
Certain items associated with announced business combination	(73)	(17)	—
Gain (loss) on derivative associated with announced business combination	30	(7)	—
Income from operations	$1,520	$432	$411
Corporate and unallocated costs for fiscal 2012 included deal and other costs related to completed acquisitions of $45 million.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of depreciation and amortization expense to Applied consolidated totals for fiscal 2014, 2013 and 2012 are as follows:

	2014	2013	2012

	(In millions)
Total segment depreciation and amortization	$293	$303	$319
Depreciation on shared facilities and information technology assets	82	107	103
Consolidated depreciation and amortization	$375	$410	$422
Reconciliations of capital expenditures to Applied consolidated totals for fiscal 2014, 2013 and 2012 are as follows:

	2014	2013	2012

	(In millions)
Total segment capital expenditures	$146	$132	$86
Shared facilities and information technology assets	95	65	76
Consolidated capital expenditures	$241	$197	$162
Reconciliations of segment assets to Applied consolidated totals as of October 26, 2014, and October 27, 2013 are as follows:

	October 26, 2014	October 27, 2013

	(In millions)
Total segment assets	$8,146	$7,959
Cash and investments	4,060	2,896
Allowance for bad debts	(58)	(74)
Deferred income taxes	299	376
Other current assets	147	203
Common property, plant and equipment	522	541
Other assets	58	142
Consolidated total assets	$13,174	$12,043

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For geographical reporting, revenue by geographic location is determined by the location of customers’ facilities to which products were shipped. Long-lived assets consist primarily of property, plant and equipment and equity-method investments, and are attributed to the geographic location in which they are located. Net sales and long-lived assets by geographic region were as follows:

	Net Sales	Long-lived Assets

	(In millions)
2014:
United States	$1,966	$636
Taiwan	2,702	34
China	1,608	61
Korea	965	12
Japan	817	5
Europe	658	99
Southeast Asia	356	77
Total outside United States	7,106	288
Consolidated total	$9,072	$924
2013:
United States	$1,473	$620
Taiwan	2,640	37
China	787	65
Korea	924	8
Japan	685	4
Europe	680	99
Southeast Asia	320	81
Total outside United States	6,036	294
Consolidated total	$7,509	$914
2012:
United States	$1,749	$666
Taiwan	2,411	36
China	783	74
Korea	1,897	9
Japan	704	6
Europe	863	110
Southeast Asia	312	87
Total outside United States	6,970	322
Consolidated total	$8,719	$988

The following companies accounted for at least 10 percent of Applied’s net sales in fiscal 2014, 2013, or 2012, which were for products in multiple reportable segments.

	2014	2013	2012
Taiwan Semiconductor Manufacturing Company Limited	21%	27%	16%
Samsung Electronics Co., Ltd.	12%	13%	20%

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17	Unaudited Quarterly Consolidated Financial Data

	Fiscal Quarter
	First	Second	Third	Fourth	Fiscal Year

	(In millions, except per share amounts)
2014:
Net sales	$2,190	$2,353	$2,265	$2,264	$9,072
Gross margin	$891	$1,001	$992	$959	$3,843
Net income	$253	$262	$301	$256	$1,072
Earnings per diluted share	$0.21	$0.21	$0.24	$0.21	$0.87
2013:
Net sales	$1,573	$1,973	$1,975	$1,988	$7,509
Gross margin	$582	$808	$806	$795	$2,991
Net income (loss)	$34	$(129)	$168	$183	$256
Earnings (loss) per diluted share	$0.03	$(0.11)	$0.14	$0.15	$0.21

INDEX TO EXHIBITS
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
2.1**	Business Combination Agreement, dated as of September 24, 2013, between Applied Materials, Inc. and Tokyo Electron Limited	8-K	000-06920	2.1	9/24/2013
2.2**	Amendment No.1 to Business Combination Agreement, dated as of February 14, 2014, by and among Applied Materials, Inc., Tokyo Electron Limited and TEL-Applied Holdings B.V.	8-K	000-06920	2.1	2/18/2014
3.1	Certificate of Incorporation of Applied Materials, Inc., as amended and restated through March 10, 2009	10-Q	000-06920	3.1	6/3/2009
3.2	Certificate of Designation, Preferences and Rights of the Terms of the Series A Junior Participating Preferred Stock dated as of July 9, 1999	10-Q	000-06920	3(i)(a)	9/14/1999
3.3	Bylaws of Applied Materials, Inc., amended and restated to December 6, 2011	8-K	000-06920	3.1	12/7/2011
4.1	Form of Indenture (including form of debt security) between Applied Materials, Inc. and Harris Trust Company of California, as Trustee	8-K	000-06920	4.1	8/17/1994
4.2	Indenture, dated June 8, 2011, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.1	6/10/2011
4.3	First Supplemental Indenture, dated June 8, 2011, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.2	6/10/2011
10.1*	Applied Materials, Inc. Executive Deferred Compensation Plan, as amended and restated on April 1, 1995	10-Q	000-06920	10.24	6/7/1995
10.2*	Amendment No. 1 to the Applied Materials, Inc. Executive Deferred Compensation Plan	10-Q	000-06920	10.1	9/9/1998
10.3*	Amendment No. 2 to the Applied Materials, Inc. Executive Deferred Compensation Plan	10-Q	000-06920	10.2	9/9/1998
10.4	Form of Indemnification Agreement between Applied Materials, Inc. and Non-Employee Directors	10-K	000-06920	10.44	1/31/2000
10.5	Form of Indemnification Agreement between Applied Materials, Inc. and certain of its officers	10-K	000-06920	10.46	1/31/2000
10.6	Applied Materials, Inc. Profit Sharing Scheme (Ireland)	S-8	333-45011	4.1	1/27/1998
10.7*	Applied Materials, Inc. amended and restated Relocation Policy	8-K	000-06920	10.46	10/31/2005
10.8*	Amendment No. 3 to the Applied Materials, Inc. Executive Deferred Compensation Plan	10-K	000-06920	10.46	12/14/2005
10.9*	Amendment No. 4 to the Applied Materials, Inc. Executive Deferred Compensation Plan	10-K	000-06920	10.47	12/14/2005
10.10*	Applied Materials Inc. Employee Financial Assistance Plan, amended and restated as of December 18, 2008	10-Q	000-06920	10.58	3/3/2009
10.11*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.45	5/30/2007
10.12*	Applied Materials, Inc. amended and restated 2005 Executive Deferred Compensation Plan	8-K	000-06920	10.49	7/13/2007

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.13*	Form of Non-Qualified Stock Option Grant Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-K	000-06920	10.50	12/14/2007
10.14*	Form of Restricted Stock Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.57	8/29/2008
10.15	Deed of Amendment to Applied Materials Profit Sharing Scheme, dated February 7, 2006, to amend Clause 20 of the Trust Deed thereunder	10-K	000-06920	10.48	12/12/2008
10.16	Deed of Amendment to Applied Materials Profit Sharing Scheme, dated February 7, 2006, to amend the definition of Eligible Employee in the First Schedule to the Trust Deed thereunder.	10-K	000-06920	10.49	12/12/2008
10.17*	Amendment No. 5 to the Applied Materials, Inc. Executive Deferred Compensation Plan	10-K	000-06920	10.50	12/12/2008
10.18*	Amendment No. 6 to the Applied Materials, Inc. Executive Deferred Compensation Plan	10-Q	000-06920	10.59	3/3/2009
10.19*	Amendment No. 1 to the Applied Materials, Inc. 2005 Executive Deferred Compensation Plan	10-K	000-06920	10.51	12/12/2008
10.20*	Amendment No. 2 to the Applied Materials, Inc. 2005 Executive Deferred Compensation Plan	10-Q	000-06920	10.60	3/3/2009
10.21*	Form of Performance Shares Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-K	000-06920	10.56	12/12/2008
10.22*	Form of Performance Shares Agreement for Nonemployee Directors for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.61	3/3/2009
10.23*	Form of Non-Qualified Stock Option Agreement for Employees for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.63	3/3/2009
10.24*	Amendment No. 7 to the Applied Materials, Inc. Executive Deferred Compensation Plan	10-Q	000-06920	10.67	6/9/2010
10.25*	Amendment No. 3 to the Applied Materials, Inc. 2005 Executive Deferred Compensation Plan	10-Q	000-06920	10.68	6/9/2010
10.26*	Form of Performance Share Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.71	6/9/2010
10.27*	Form of Restricted Stock Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.72	6/9/2010
10.28*	Amendment No. 8 to the Applied Materials, Inc. Executive Deferred Compensation Plan	10-Q	000-06920	10.60	2/28/2011
10.29*	Amendment No. 4 to the Applied Materials, Inc. 2005 Executive Deferred Compensation Plan	10-Q	000-06920	10.61	2/28/2011
10.30	Credit Agreement, dated as of May 25, 2011, among Applied Materials, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and other lenders named therein	10-Q/A	000-06920	10.64	11/18/2011
10.31*	Form of Performance Unit Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.1	2/27/2012
10.32*	Applied Materials, Inc. Employee Stock Incentive Plan, amended and restated effective March 6, 2012	8-K	000-06920	10.1	3/9/2012

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.33*	Applied Materials, Inc. Senior Executive Bonus Plan, amended and restated effective March 6, 2012	8-K	000-06920	10.2	3/9/2012
10.34*	Form of Restricted Stock Unit Agreement for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.3	5/24/2012
10.35*	Form of Restricted Stock Unit Agreement for Nonemployee Directors for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.4	5/24/2012
10.36*	Form of Performance Shares Agreement for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.5	5/24/2012
10.37	Amendment No. 1 and Extension Agreement, dated as of May 25, 2012, to Credit Agreement, dated as of May 25, 2011, among Applied Materials, Inc., JPMorgan Chase Bank, N.A. as administrative agent, and other lenders named therein	8-K	000-06920	10.1	5/30/2012
10.38*	Form of Restricted Stock Agreement for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.3	8/23/2012
10.39*	Applied Materials, Inc. Employees' Stock Purchase Plan, amended and restated effective October 28, 2012	10-K	000-06920	10.54	12/5/2012
10.40*	Applied Materials, Inc. Stock Purchase Plan for Offshore Employees, amended and restated effective October 28, 2012	10-K	000-06920	10.55	12/5/2012
10.41	Extension Agreement, dated as of May 25, 2013, to Credit Agreement, dated as of May 25, 2011, as amended, among Applied Materials, Inc., JPMorgan Chase Bank, N.A. as administrative agent and the lenders parties thereto	8-K	000-06920	10.1	5/28/2013
10.42*	Offer Letter, dated August 14, 2013, between Applied Materials, Inc. and Gary E. Dickerson	10-Q	000-06920	10.2	8/22/2013
10.43*	Offer Letter, dated August 15, 2013, between Applied Materials, Inc. and Michael R. Splinter	10-Q	000-06920	10.3	8/22/2013
10.44*	Form of Non-Qualified Stock Option Agreement for Employees for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.4	8/22/2013
10.45*	Offer Letter, dated May 3, 2011, between Applied Materials, Inc. and Robert J. Halliday	10-K	000-06920	10.52	12/4/2013
10.46*	Form of Retention Bonus and Equity Award Amendment Agreement entered into between Applied Materials, Inc. and certain officers identified in the attached schedule	10-K	000-06920	10.53	12/4/2013
10.47*	Retention and Equity Award Amendment Agreement, dated December 20, 2013, between Applied Materials, Inc. and Michael R. Splinter	10-Q	000-06920	10.1	2/20/2014
10.48*	Form of Performance Unit Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.2	2/20/2014
10.49*	Form of Letter of Understanding for Long-Term Assignment†
10.50*	Applied Materials, Inc. Applied Incentive Plan, amended and restated effective October 28, 2013†
10.51*	Amendment No. 5 to the Applied Materials, Inc. 2005 Executive Deferred Compensation Plan†

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
21	Subsidiaries of Applied Materials, Inc. †
23	Consent of Independent Registered Public Accounting Firm, KPMG LLP†
24	Power of Attorney†
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.

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
Dated: December 17, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/S/ GARY E. DICKERSON	President, Chief Executive Officer (Principal Executive Officer)	December 17, 2014
Gary E. Dickerson
/S/ ROBERT J. HALLIDAY	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	December 17, 2014
Robert J. Halliday
/S/ CHARLES W. READ	Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	December 17, 2014
Charles W. Read
Directors:
*
Michael R. Splinter	Executive Chairman of the Board	December 17, 2014
*
Aart J. de Geus	Director	December 17, 2014
*
Gary E. Dickerson	Director	December 17, 2014
*
Stephen R. Forrest	Director	December 17, 2014
*
Thomas J. Iannotti	Director	December 17, 2014
*
Susan M. James	Director	December 17, 2014
*
Alexander A. Karsner	Director	December 17, 2014
*
Gerhard H. Parker	Director	December 17, 2014
*
Dennis D. Powell	Director	December 17, 2014
*
Willem P. Roelandts	Director	December 17, 2014
*
James E. Rogers	Director	December 17, 2014
*
Robert H. Swan	Director	December 17, 2014
Representing a majority of the members of the Board of Directors.

* By	/s/ GARY E. DICKERSON
Gary E. Dickerson
Attorney-in-Fact**

**	By authority of the power of attorney filed herewith.