Form 10-Q
period 2015-01-25
APPLIED MATERIALS INC /DE
filed 2015-02-19
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 25, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of February 11, 2015: 1,228,696,722

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JANUARY 25, 2015

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	January 25, 2015	January 26, 2014
	(Unaudited)
	(In millions, except per share amounts)
Net sales	$2,359	$2,190
Cost of products sold	1,400	1,299
Gross profit	959	891
Operating expenses:
Research, development and engineering	351	356
Marketing and selling	111	109
General and administrative	117	120
Gain on derivatives associated with announced business combination	(78)	(24)
Total operating expenses	501	561
Income from operations	458	330
Interest expense	23	25
Interest and other income, net	2	10
Income before income taxes	437	315
Provision for income taxes	89	62
Net income	$348	$253
Earnings per share:
Basic and diluted	$0.28	$0.21
Weighted average number of shares:
Basic	1,224	1,206
Diluted	1,240	1,225
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	January 25, 2015	January 26, 2014
	(Unaudited)
	(In millions)
Net income	$348	$253
Other comprehensive income (loss), net of tax:
Change in unrealized net gain on investments	(1)	(3)
Change in unrealized net gain on derivative investments	1	(1)
Change in cumulative translation adjustments	(1)	(2)
Other comprehensive income (loss), net of tax	(1)	(6)
Comprehensive income	$347	$247
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	January 25, 2015	October 26, 2014

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,929	$3,002
Short-term investments	158	160
Accounts receivable, net	1,580	1,670
Inventories	1,641	1,567
Other current assets	625	568
Total current assets	6,933	6,967
Long-term investments	930	935
Property, plant and equipment, net	864	861
Goodwill	3,304	3,304
Purchased technology and other intangible assets, net	905	951
Deferred income taxes and other assets	137	156
Total assets	$13,073	$13,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,737	$1,883
Customer deposits and deferred revenue	784	940
Total current liabilities	2,521	2,823
Long-term debt	1,947	1,947
Other liabilities	533	536
Total liabilities	5,001	5,306
Stockholders’ equity:
Common stock	12	12
Additional paid-in capital	6,364	6,384
Retained earnings	13,297	13,072
Treasury stock	(11,524)	(11,524)
Accumulated other comprehensive loss	(77)	(76)
Total stockholders’ equity	8,072	7,868
Total liabilities and stockholders’ equity	$13,073	$13,174
Amounts as of January 25, 2015 are unaudited. Amounts as of October 26, 2014 are derived from the October 26, 2014 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended January 25, 2015	Shares	Amount			Shares	Amount

	(Unaudited)
	(In millions)
Balance at October 26, 2014	1,221	$12	$6,384	$13,072	717	$(11,524)	$(76)	$7,868
Net income	—	—	—	348	—	—	—	348
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	(1)
Dividends	—	—	—	(123)	—	—	—	(123)
Share-based compensation	—	—	48	—	—	—	—	48
Issuance under stock plans, net of a tax benefit of $39 and other	8	—	(68)	—	—	—	—	(68)
Balance at January 25, 2015	1,229	$12	$6,364	$13,297	717	$(11,524)	$(77)	$8,072

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended January 26, 2014	Shares	Amount			Shares	Amount

	(Unaudited)
	(In millions)
Balance at October 27, 2013	1,204	$12	$6,151	$12,487	717	$(11,524)	$(38)	$7,088
Net income	—	—	—	253	—	—	—	253
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6)	(6)
Dividends	—	—	—	(121)	—	—	—	(121)
Share-based compensation	—	—	46	—	—	—	—	46
Issuance under stock plans, net of a tax benefit of $18 and other	7	—	(19)	—	—	—	—	(19)
Balance at January 26, 2014	1,211	$12	$6,178	$12,619	717	$(11,524)	$(44)	$7,241

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	January 25, 2015	January 26, 2014

	(Unaudited)
	(In millions)
Cash flows from operating activities:
Net income	$348	$253
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	92	94
Unrealized gain on derivatives associated with announced business combination	(78)	(24)
Share-based compensation	48	46
Excess tax benefits from share-based compensation	(39)	(18)
Deferred income taxes and other	36	9
Changes in operating assets and liabilities:
Accounts receivable	90	123
Inventories	(74)	(119)
Other assets	1	37
Accounts payable and accrued expenses	(156)	(106)
Customer deposits and deferred revenue	(156)	107
Income taxes payable	(39)	20
Other liabilities	(13)	(50)
Cash provided by operating activities	60	372
Cash flows from investing activities:
Capital expenditures	(49)	(48)
Proceeds from sales and maturities of investments	140	364
Purchases of investments	(141)	(163)
Cash provided by (used in) investing activities	(50)	153
Cash flows from financing activities:
Proceeds from common stock issuances and other	—	10
Excess tax benefits from share-based compensation	39	18
Payments of dividends to stockholders	(122)	(120)
Cash used in financing activities	(83)	(92)
Increase (decrease) in cash and cash equivalents	(73)	433
Cash and cash equivalents — beginning of period	3,002	1,711
Cash and cash equivalents — end of period	$2,929	$2,144
Supplemental cash flow information:
Cash payments for income taxes	$89	$26
Cash refunds from income taxes	$3	$9
Cash payments for interest	$39	$39

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 26, 2014 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 26, 2014 (2014 Form 10-K). Applied’s results of operations for the three months ended January 25, 2015 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2015 and 2014 each contain 52 weeks, and the first three months of fiscal 2015 and 2014 each contained 13 weeks.
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

	Three Months Ended
	January 25, 2015	January 26, 2014

	(In millions, except per share amounts)
Numerator:
Net income	$348	$253
Denominator:
Weighted average common shares outstanding	1,224	1,206
Effect of dilutive stock options, restricted stock units and employee stock purchase plan shares	16	19
Denominator for diluted earnings per share	1,240	1,225
Basic and diluted earnings per share	$0.28	$0.21
Potentially dilutive securities	1	1

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3	Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

January 25, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$491	$—	$—	$491
Cash equivalents:
Money market funds	2,438	—	—	2,438
Total Cash equivalents	2,438	—	—	2,438
Total Cash and Cash equivalents	$2,929	$—	$—	$2,929
Short-term and long-term investments:
U.S. Treasury and agency securities	$79	$—	$—	$79
Non-U.S. government securities*	12	—	—	12
Municipal securities	374	2	—	376
Commercial paper, corporate bonds and medium-term notes	221	1	—	222
Asset-backed and mortgage-backed securities	284	1	2	283
Total fixed income securities	970	4	2	972
Publicly traded equity securities	19	30	—	49
Equity investments in privately-held companies	67	—	—	67
Total short-term and long-term investments	$1,056	$34	$2	$1,088
Total Cash, Cash equivalents and Investments	$3,985	$34	$2	$4,017
 _________________________
* Includes agency debt securities guaranteed by non-U.S. governments, which consist of Germany and Canada.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

October 26, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$508	$—	$—	$508
Cash equivalents:
Money market funds	2,494	—	—	2,494
Total Cash equivalents	2,494	—	—	2,494
Total Cash and Cash equivalents	$3,002	$—	$—	$3,002
Short-term and long-term investments:
U.S. Treasury and agency securities	$62	$—	$—	$62
Non-U.S. government securities	14	—	—	14
Municipal securities	391	2	—	393
Commercial paper, corporate bonds and medium-term notes	223	1	—	224
Asset-backed and mortgage-backed securities	287	1	2	286
Total fixed income securities	977	4	2	979
Publicly traded equity securities	19	31	—	50
Equity investments in privately-held companies	66	—	—	66
Total short-term and long-term investments	$1,062	$35	$2	$1,095
Total Cash, Cash equivalents and Investments	$4,064	$35	$2	$4,097

 Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments at January 25, 2015:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$149	$149
Due after one through five years	537	539
No single maturity date**	370	400
	$1,056	$1,088
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
During the three months ended January 25, 2015, gross realized gains and losses on investments were not material. During the three months ended January 26, 2014, gross realized gains on investments were $12 million and gross realized losses on investments were not material.
At January 25, 2015 and October 26, 2014, gross unrealized losses related to Applied's investment portfolio were not material. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss is considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied determined that the gross unrealized losses on its marketable securities at January 25, 2015 and January 26, 2014 were temporary in nature and therefore it did not recognize any impairment of its marketable securities during the three months ended January 25, 2015 or January 26, 2014. Impairment charges on equity investments in privately-held companies during the three months ended January 25, 2015 and January 26, 2014 were not material. These impairment charges are included in interest and other income, net in the consolidated condensed statement of operations.
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
Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of January 25, 2015, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below as of January 25, 2015 and October 26, 2014:

	January 25, 2015			October 26, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Money market funds	$2,438	$—	$2,438	$2,494	$—	$2,494
U.S. Treasury and agency securities	56	23	79	43	19	62
Non-U.S. government securities	—	12	12	—	14	14
Municipal securities	—	376	376	—	393	393
Commercial paper, corporate bonds and medium-term notes	—	222	222	—	224	224
Asset-backed and mortgage-backed securities	—	283	283	—	286	286
Publicly traded equity securities	49	—	49	50	—	50
Foreign exchange derivative assets	—	131	131	—	52	52
Total	$2,543	$1,047	$3,590	$2,587	$988	$3,575
There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended January 25, 2015 or January 26, 2014. Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of January 25, 2015 or October 26, 2014.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. At January 25, 2015, equity investments in privately-held companies totaled $67 million, of which $58 million of investments were accounted for under the cost method of accounting and $9 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. At October 26, 2014, equity investments in privately-held companies totaled $66 million, of which $57 million of investments were accounted for under the cost method of accounting and $9 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. Impairment charges on equity investments in privately-held companies during the three months ended January 25, 2015 and January 26, 2014 were not material.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate fair value due to their short maturities. At January 25, 2015 and October 26, 2014, the carrying amount of long-term debt was $1.9 billion and the estimated fair value was $2.2 billion. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues.

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

Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income or loss (AOCI) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to derivative instruments included in AOCI at January 25, 2015 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three months ended January 25, 2015 and January 26, 2014.
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
During the fourth quarters of fiscal 2014 and 2013, Applied purchased foreign exchange option contracts to limit its foreign exchange risk associated with the announced business combination with Tokyo Electron Limited (TEL). The derivatives used to hedge currency exposure did not qualify for hedge accounting treatment. These derivatives are marked to market at the end of each reporting period with gains and losses recorded as part of operating expenses. At January 25, 2015 and October 26, 2014, the fair value of these foreign exchange option contracts was approximately $130 million and $52 million, respectively. Applied recorded unrealized gains of $78 million and $24 million during the three months ended January 25, 2015 and January 26, 2014, respectively, related to such contracts. The cash flow impact of these derivatives has been classified as operating cash flows in the Consolidated Condensed Statements of Cash Flows. To further mitigate credit exposure in connection with these foreign exchange option contracts, Applied entered into security arrangements with certain counterparties, which require the counterparties to post collateral amounting to the approximate fair value of the derivative contracts. The cash collateral is included in cash and cash equivalents in the Consolidated Condensed Statements of Financial Position, with the corresponding liability included in accounts payable and accrued expenses.
Other than the foreign exchange option contracts discussed in the preceding paragraph, the fair values of other derivative instruments at January 25, 2015 and October 26, 2014 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects of derivative instruments on the Consolidated Condensed Statements of Operations for the three months ended January 25, 2015 and January 26, 2014 were as follows:

		Three Months Ended January 25, 2015			Three Months Ended January 26, 2014
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income
		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$5	$8	$(1)	$5	$3	$—
Foreign exchange contracts	General and administrative	—	(4)	—	—	3	(1)
Total		$5	$4	$(1)	$5	$6	$(1)

		Amount of Gain or (Loss) Recognized in Income
		Three Months Ended
	Location of Gain or (Loss) Recognized in Income	January 25, 2015	January 26, 2014
		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	General and administrative	$99	$39
Total		$99	$39

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of January 25, 2015.
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
Applied did not factor any accounts receivable during the three months ended January 25, 2015 and factored accounts receivable of $45 million during the three months ended January 26, 2014. Applied did not discount promissory notes or utilize programs to discount letters of credit issued by customers during the three months ended January 25, 2015 or January 26, 2014. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for doubtful accounts of $58 million at both January 25, 2015 and October 26, 2014. Applied sells its products principally to manufacturers within the semiconductor, display and solar industries. While Applied believes that its allowance for doubtful accounts is adequate and represents its best estimate as of January 25, 2015, it continues to closely monitor customer liquidity and industry and economic conditions, which may result in changes to Applied’s estimates regarding collectability.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 7	Balance Sheet Detail

	January 25, 2015	October 26, 2014

	(In millions)
Inventories
Customer service spares	$318	$316
Raw materials	411	405
Work-in-process	341	316
Finished goods	571	530
	$1,641	$1,567

Included in finished goods inventory are $116 million at January 25, 2015, and $104 million at October 26, 2014, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $202 million and $164 million of evaluation inventory at January 25, 2015 and October 26, 2014, respectively.

	January 25, 2015	October 26, 2014

	(In millions)
Other Current Assets
Deferred income taxes, net	$216	$232
Prepaid income taxes and income taxes receivable	82	79
Prepaid expenses and other	327	257
	$625	$568

	Useful Life	January 25, 2015	October 26, 2014

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$161	$156
Buildings and improvements	3-30	1,268	1,227
Demonstration and manufacturing equipment	3-5	867	829
Furniture, fixtures and other equipment	3-15	588	575
Construction in progress		43	61
Gross property, plant and equipment		2,927	2,848
Accumulated depreciation		(2,063)	(1,987)
		$864	$861

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	January 25, 2015	October 26, 2014

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$650	$613
Compensation and employee benefits	356	524
Warranty	119	113
Dividends payable	123	122
Income taxes payable	44	142
Other accrued taxes	47	51
Interest payable	14	30
Other	384	288
	$1,737	$1,883

	January 25, 2015	October 26, 2014

	(In millions)
Customer Deposits and Deferred Revenue
Customer deposits	$180	$286
Deferred revenue	604	654
	$784	$940

Applied typically receives deposits on future deliverables from customers in the Energy and Environmental Solutions and Display segments. In certain instances, customer deposits may be received from customers in the Applied Global Services segment.

	January 25, 2015	October 26, 2014

	(In millions)
Other Liabilities
Deferred income taxes	$23	$32
Income taxes payable	244	225
Defined and postretirement benefit plans	198	208
Other	68	71
	$533	$536

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 8	Business Combination
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
The Business Combination Agreement contains mutual pre-closing covenants, including the obligation of Applied and TEL to conduct their businesses in the ordinary course consistent in all material respects with past practices, and certain termination rights.

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
Details of goodwill and other indefinite-lived intangible assets as of January 25, 2015 and October 26, 2014 were as follows :

	Goodwill	Other Intangible Assets	Total

	(In millions)
Silicon Systems Group	$2,151	$103	$2,254
Applied Global Services	1,027	6	1,033
Display	126	18	144
Carrying amount	$3,304	$127	$3,431
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

A summary of Applied's purchased technology and intangible assets is set forth below:

	January 25, 2015	October 26, 2014

	(In millions)
Purchased technology, net	$595	$636
Intangible assets - finite-lived, net	183	188
Intangible assets - indefinite-lived	127	127
Total	$905	$951

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

Details of finite-lived intangible assets were as follows as of January 25, 2015 and October 26, 2014:

	January 25, 2015			October 26, 2014
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Silicon Systems Group	$1,346	$252	$1,598	$1,346	$252	$1,598
Applied Global Services	28	44	72	28	44	72
Display	110	33	143	110	33	143
Energy and Environmental Solutions	5	17	22	5	17	22
Gross carrying amount	$1,489	$346	$1,835	$1,489	$346	$1,835
Accumulated amortization:
Silicon Systems Group	$(755)	$(81)	$(836)	$(716)	$(77)	$(793)
Applied Global Services	(25)	(44)	(69)	(24)	(44)	(68)
Display	(110)	(32)	(142)	(110)	(31)	(141)
Energy and Environmental Solutions	(4)	(6)	(10)	(3)	(6)	(9)
Accumulated amortization	$(894)	$(163)	$(1,057)	$(853)	$(158)	$(1,011)
Carrying amount	$595	$183	$778	$636	$188	$824

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Details of amortization expense by segment for the three months ended January 25, 2015 and January 26, 2014 were as follows:

	Three Months Ended
	January 25, 2015	January 26, 2014

	(In millions)
Silicon Systems Group	$43	$42
Applied Global Services	1	1
Display	1	1
Energy and Environmental Solutions	1	2
Total	$46	$46
For the three months ended January 25, 2015 and January 26, 2014, amortization expense was charged to the following categories:

	Three Months Ended
	January 25, 2015	January 26, 2014

	(In millions)
Cost of products sold	$40	$40
Marketing and selling	5	5
General and administrative	1	1
Total	$46	$46
As of January 25, 2015, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2015	135
2016	175
2017	172
2018	171
2019	29
Thereafter	96
Total	$778

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 10	Borrowing Facilities and Long-Term Debt
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in May 2017. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants. Remaining credit facilities in the amount of approximately $68 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both January 25, 2015 and October 26, 2014, and Applied has not utilized these credit facilities.
In December 2014, the undrawn $1.5 billion unsecured revolving credit agreement was amended. The amendment provides for waiver of certain defaults to the extent arising from the transactions contemplated by the proposed business combination with TEL. In addition, effective on the date of the completion of the proposed business combination, the amendment permits certain exclusions from the calculation of the financial covenant and modifies the termination date of the agreement to the earlier of the one-year anniversary of the completion of the business combination, or May 2017.
Long-term debt outstanding as of January 25, 2015 and October 26, 2014 was as follows:

	Principal Amount	Effective Interest Rate	Interest Pay Dates
	(In millions)
2.650% Senior Notes Due 2016	$400	2.666%	June 15, December 15
7.125% Senior Notes Due 2017	200	7.190%	April 15, October 15
4.300% Senior Notes Due 2021	750	4.326%	June 15, December 15
5.850% Senior Notes Due 2041	600	5.879%	June 15, December 15
	1,950
Total unamortized discount	(3)
Total long-term debt	$1,947

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 11	Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of AOCI, net of tax, were as follows:

	Unrealized Gain on Investments, Net	Unrealized Gain on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total
	(in millions)
Balance at October 26, 2014	$24	$—	$(105)	$5	$(76)
Other comprehensive income (loss) before reclassifications	(1)	3	—	(1)	1
Amounts reclassified out of AOCI	—	(2)	—	—	(2)
Other comprehensive income (loss), net of tax	(1)	1	—	(1)	(1)
Balance at January 25, 2015	$23	$1	$(105)	$4	$(77)

The effects on net income of amounts reclassified from AOCI for the three months ended January 25, 2015 and January 26, 2014 were not material.
Stock Repurchase Program

On March 5, 2012, Applied's Board of Directors approved a stock repurchase program authorizing up to $3.0 billion in repurchases over the next three years ending in March 2015. Under this authorization, Applied purchases shares of its common stock on the open market. Applied did not purchase any shares of its common stock during the three months ended January 25, 2015 and January 26, 2014. At January 25, 2015, $1.6 billion remained available for future stock repurchases under this repurchase program.

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Dividends
In December 2014, Applied's Board of Directors declared quarterly cash dividends in the amount of $0.10 per share. Dividends declared during the three months ended January 25, 2015 and January 26, 2014 totaled $123 million and $121 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
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
During the three months ended January 25, 2015 and January 26, 2014, Applied recognized share-based compensation expense related to stock options, ESPP shares, restricted stock, restricted stock units, performance shares and performance units. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended
	January 25, 2015	January 26, 2014

	(In millions)
Cost of products sold	$15	$14
Research, development, and engineering	18	17
Marketing and selling	6	6
General and administrative	9	9
Total share-based compensation	$48	$46
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
At January 25, 2015, Applied had $350 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.9 years. At January 25, 2015, there were 167 million shares available for grants of share-based awards under the Employee Stock Incentive Plan, and an additional 34 million shares available for issuance under the ESPP.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Restricted Stock Units, Restricted Stock, Performance Shares and Performance Units

A summary of the changes in restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans during the three months ended January 25, 2015 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 26, 2014	33	$12.59
Granted	9	$23.58
Vested	(12)	$11.71
Canceled	—	$13.80
Non-vested restricted stock units, restricted stock, performance shares and performance units at January 25, 2015	30	$16.31

With respect to the performance-based awards granted in fiscal 2013 and 2012, as of October 26, 2014, all performance goals had been fully achieved, but such awards remained subject to time-based vesting.

During the first quarter of fiscal 2015, certain executive officers were granted awards that are subject to the achievement of specified performance goals (performance-based awards). These performance-based awards become eligible to vest only if performance goals are achieved and will vest only if the grantee remains employed by Applied through each applicable vesting date. These performance-based awards require the achievement of targeted levels of adjusted annual operating profit margin. Additional shares become eligible for time-based vesting if Applied achieves certain levels of total shareholder return (TSR) relative to a peer group, comprised of companies in the Standard & Poor's 500 Information Technology Index, measured at the end of a two-year period.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 12    Employee Benefit Plans
Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries, and a plan that provides certain medical and vision benefits to eligible retirees. A summary of the components of net periodic benefit costs of these defined and postretirement benefit plans for the three months ended January 25, 2015 and January 26, 2014 is presented below:

	Three Months Ended
	January 25, 2015	January 26, 2014
	(In millions)
Service cost	$3	$4
Interest cost	4	4
Expected return on plan assets	(4)	(3)
Amortization of actuarial loss	2	1
Settlement gain	(1)	—
Net periodic benefit cost	$4	$6

Note 13    Income Taxes
Applied’s effective tax rates for the first quarters of fiscal 2015 and 2014 were 20.4 percent and 19.7 percent, respectively. The effective tax rate for the first quarter of fiscal 2015 was slightly higher than in the same period in the prior year primarily due to resolutions and changes related to income tax liabilities for prior years, partially offset by the benefit from the reinstatement of the U.S. federal research and development tax credit during the first quarter of fiscal 2015 which was retroactive to its expiration in December 2013.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 14	Warranty, Guarantees and Contingencies
Warranty
Changes in the warranty reserves during the three months ended January 25, 2015 and January 26, 2014 were as follows:

	Three Months Ended
	January 25, 2015	January 26, 2014

	(In millions)
Beginning balance	$113	$102
Provisions for warranty	36	27
Consumption of reserves	(30)	(23)
Ending balance	$119	$106

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
Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 25, 2015, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $49 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of January 25, 2015, Applied has provided parent guarantees to banks for approximately $102 million to cover these arrangements.

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
Applied’s four reportable segments are: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. As defined under the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of January 25, 2015 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales and operating income (loss) for each reportable segment for the three months ended January 25, 2015 and January 26, 2014 were as follows:

	Three Months Ended
	Net Sales	Operating Income (Loss)

	(In millions)
January 25, 2015:
Silicon Systems Group	$1,446	$307
Applied Global Services	583	153
Display	275	72
Energy and Environmental Solutions	55	(4)
Total Segment	$2,359	$528
January 26, 2014:
Silicon Systems Group	$1,484	$314
Applied Global Services	507	125
Display	159	26
Energy and Environmental Solutions	40	(11)
Total Segment	$2,190	$454

Reconciliations of total segment operating results to Applied consolidated totals for the three months ended January 25, 2015 and January 26, 2014 were as follows:

	Three Months Ended
	January 25, 2015	January 26, 2014

	(In millions)
Total segment operating income	$528	$454
Corporate and unallocated costs	(128)	(137)
Certain items associated with announced business combination	(20)	(11)
Gain on derivatives associated with announced business combination	78	24
Income from operations	$458	$330

The following customers accounted for at least 10 percent of Applied’s net sales for the three months ended January 25, 2015, which were for products in multiple reportable segments.

Percentage of Net Sales
Samsung Electronics Co., Ltd.	23%
Taiwan Semiconductor Manufacturing Company Limited	14%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis is provided in addition to the accompanying consolidated condensed financial statements and notes to assist in understanding Applied's results of operations and financial condition. Financial information as of January 25, 2015 should be read in conjunction with the financial statements for the fiscal year ended October 26, 2014 contained in the Company's Form 10-K filed December 17, 2014.
This report contains forward-looking statements that involve a number of risks and uncertainties. Examples of forward-looking statements include those regarding Applied’s future financial or operating results, cash flows and cash deployment strategies, declaration of dividends, share repurchases, business strategies and priorities, costs and cost controls, products, competitive positions, management’s plans and objectives for future operations, research and development, strategic acquisitions and investments, the proposed business combination with Tokyo Electron Limited, growth opportunities, restructuring activities, backlog, working capital, liquidity, investment portfolio and policies, taxes, supply chain, manufacturing properties, legal proceedings and claims, customer demand and spending, end-use demand, market and industry trends and outlooks, general economic conditions and other statements that are not historical facts, as well as their underlying assumptions. Forward-looking statements include statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential” and “continue,” the negative of these terms, or other comparable terminology. All forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part II, Item 1A, “Risk Factors,” below and elsewhere in this report. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Forward-looking statements are based on management's estimates, projections and expectations as of the date hereof, and Applied undertakes no obligation to revise or update any such statements.

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
Applied’s results are driven primarily by worldwide demand for semiconductors, which in turn depends on end-user demand for electronic products. Each of Applied’s businesses is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for chips, display technologies, solar PVs and other electronic devices, as well as other factors, such as global economic and market conditions, and the nature and timing of technological advances in fabrication processes. In addition, a significant driver in the semiconductor and display industries is end-demand for mobile consumer products, which is characterized by seasonality that impacts the timing of customer investments in manufacturing equipment and, in turn, Applied business. In light of these conditions, Applied's results can vary significantly year-over-year, as well as quarter-over-quarter.

The following tables present certain significant measurements for the periods indicated:

	Three Months Ended			Change
	January 25, 2015	October 26, 2014	January 26, 2014	Q1 2015 over Q4 2014	Q1 2015 over Q1 2014

	(In millions, except per share amounts and percentages)
New orders	$2,273	$2,255	$2,285	$18	$(12)
Net sales	$2,359	$2,264	$2,190	$95	$169
Gross profit	$959	$959	$891	$—	$68
Gross margin	40.7%	42.4%	40.7%	(1.7) points	—
Operating income	$458	$412	$330	$46	$128
Operating margin	19.4%	18.2%	15.1%	1.2 point	4.3 points
Net income	$348	$256	$253	$92	$95
Earnings per diluted share	$0.28	$0.21	$0.21	$0.07	$0.07
Non-GAAP Adjusted Results
Non-GAAP adjusted gross profit	$999	$1,001	$930	$(2)	$69
Non-GAAP adjusted gross margin	42.3%	44.2%	42.5%	(1.9) points	(0.2) point
Non-GAAP adjusted operating income	$447	$442	$380	$5	$67
Non-GAAP adjusted operating margin	18.9%	19.5%	17.4%	(0.6) point	1.5 points
Non-GAAP adjusted net income	$338	$338	$279	$—	$59
Non-GAAP adjusted earnings per diluted share	$0.27	$0.27	$0.23	$—	$0.04

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results." Fiscal 2015 and 2014 each contain 52 weeks, and the first three months of fiscal years 2015 and 2014 each contained 13 weeks.
Mobility, and the increasing technological functionality of mobile devices, continues to be the largest drivers of semiconductor industry spending. The first three months of fiscal 2015 were characterized by improved demand for semiconductor equipment by memory customers as manufacturers invested in technology upgrades, and continued demand from foundry customers, driven by demand for advanced mobile chips. Mobility represents a significant driver of display industry spending, which has resulted in continued manufacturing capacity expansion for mobile applications. Demand for larger LCD TVs is also a factor for display industry investments, although demand for TV manufacturing equipment remains susceptible to highly cyclical conditions. Investment in solar equipment remained low due to ongoing excess manufacturing capacity in the industry.

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

Results of Operations

New Orders
New orders by reportable segment for the periods indicated were as follows:

	Three Months Ended						Change
	January 25, 2015		October 26, 2014		January 26, 2014		Q1 2015 over Q4 2014	Q1 2015 over Q1 2014

	(In millions, except percentages)
Silicon Systems Group	$1,426	63%	$1,334	59%	$1,569	69%	7%	(9)%
Applied Global Services	690	30%	747	33%	597	26%	(8)%	16%
Display	107	5%	130	6%	79	3%	(18)%	35%
Energy and Environmental Solutions	50	2%	44	2%	40	2%	14%	25%
Total	$2,273	100%	$2,255	100%	$2,285	100%	1%	(1)%
New orders for the first quarter of fiscal 2015 increased slightly compared to the prior quarter primarily due to higher orders for semiconductor equipment, offset by lower demand for semiconductor services, 200mm equipment and display equipment. New orders for the first quarter of fiscal 2015 were essentially flat compared to the same period in fiscal 2014. The Silicon Systems Group's proportion of total new orders relative to other segments increased compared to the prior quarter and continues to constitute the majority of total new orders.
New orders by geographic region, determined by the product shipment destination specified by the customer, were as follows:

	Three Months Ended						Change
	January 25, 2015		October 26, 2014		January 26, 2014		Q1 2015 over Q4 2014	Q1 2015 over Q1 2014

	(In millions, except percentages)
Taiwan	$545	24%	$599	27%	$984	43%	(9)%	(45)%
China	296	13%	211	9%	326	14%	40%	(9)%
Korea	546	24%	251	11%	240	11%	118%	128%
Japan	242	11%	287	13%	163	7%	(16)%	48%
Southeast Asia	85	4%	113	5%	50	2%	(25)%	70%
Asia Pacific	1,714	76%	1,461	65%	1,763	77%	17%	(3)%
United States	411	18%	596	26%	403	18%	(31)%	2%
Europe	148	6%	198	9%	119	5%	(25)%	24%
Total	$2,273	100%	$2,255	100%	$2,285	100%	1%	(1)%

The increase in new orders from customers in Korea in the first quarter of fiscal 2015 compared to the prior quarter primarily reflected higher orders for semiconductor equipment, partially offset by lower demand for display equipment. The changes in new orders from customers in the United States and China in the first quarter of fiscal 2015 compared to the prior quarter was primarily due to changes in customer mix for semiconductor equipment.
The changes in new orders from customers in Korea, Taiwan, Southeast Asia and Japan in the first quarter of fiscal 2015 compared to the same periods in the prior year primarily reflected changes in customer mix for semiconductor equipment.

Changes in backlog during the three months ended January 25, 2015 were as follows:

January 25, 2015
(In millions)
Beginning balance	$2,917
New orders	2,273
Net sales	(2,359)
Net adjustments	(53)
Ending balance	$2,778
Backlog consists of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; and (2) contractual service revenue and maintenance fees to be earned within the next 12 months. Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods due to the potential for customer changes in delivery schedules or cancellation of orders. Approximately 76 percent of backlog as of the end of the first quarter of fiscal 2015 is anticipated to be shipped within the next two quarters. Backlog adjustments were negative during the first quarter of fiscal 2015 and totaled $53 million, primarily consisting of unfavorable foreign currency impacts.
Backlog by reportable segment as of the end of the most recent three fiscal quarters was as follows:

	January 25, 2015		October 26, 2014		July 27, 2014		Q1 2015 over Q4 2014	Q1 2015 over Q3 2014

	(In millions, except percentages)
Silicon Systems Group	$1,369	49%	$1,400	48%	$1,514	51%	(2)%	(10)%
Applied Global Services	837	30%	775	27%	648	22%	8%	29%
Display	418	15%	593	20%	651	22%	(30)%	(36)%
Energy and Environmental Solutions	154	6%	149	5%	155	5%	3%	(1)%
Total	$2,778	100%	$2,917	100%	$2,968	100%	(5)%	(6)%
Total backlog decreased in the first quarter of fiscal 2015 compared to the prior quarter primarily due to lower orders for display equipment. In the first quarter of fiscal 2015, approximately 66 percent of net sales in the Silicon Systems Group, Applied’s largest business segment, were for orders received and shipped within the quarter, up from 44 percent in the prior quarter.

Net Sales
Net sales by reportable segment for the periods indicated were as follows:

	Three Months Ended						Change
	January 25, 2015		October 26, 2014		January 26, 2014		Q1 2015 over Q4 2014	Q1 2015 over Q1 2014

	(In millions, except percentages)
Silicon Systems Group	$1,446	61%	$1,434	63%	$1,484	68%	1%	(3)%
Applied Global Services	583	25%	592	26%	507	23%	(2)%	15%
Display	275	12%	190	9%	159	7%	45%	73%
Energy and Environmental Solutions	55	2%	48	2%	40	2%	15%	38%
Total	$2,359	100%	$2,264	100%	$2,190	100%	4%	8%
Net sales for the first quarter of fiscal 2015 increased compared to the prior quarter led by higher customer spending on display equipment. The Silicon Systems Group’s relative share of total net sales decreased slightly compared to the prior quarter but remains the largest contributor of net sales.
For the first quarter of fiscal 2015 compared to the same period in the prior year, net sales increased primarily due to greater customer investments in semiconductor spares and services, 200mm and display equipment.
Net sales by geographic region, determined by the location of customers' facilities to which products were shipped, were as follows:

	Three Months Ended						Change
	January 25, 2015		October 26, 2014		January 26, 2014		Q1 2015 over Q4 2014	Q1 2015 over Q1 2014

	(In millions, except percentages)
Taiwan	$519	22%	$618	27%	$705	32%	(16)%	(26)%
China	388	16%	303	14%	589	27%	28%	(34)%
Korea	464	20%	187	8%	201	9%	148%	131%
Japan	231	10%	209	9%	164	8%	11%	41%
Southeast Asia	85	4%	136	6%	87	4%	(38)%	(2)%
Asia Pacific	1,687	72%	1,453	64%	1,746	80%	16%	(3)%
United States	529	22%	633	28%	280	13%	(16)%	89%
Europe	143	6%	178	8%	164	7%	(20)%	(13)%
Total	$2,359	100%	$2,264	100%	$2,190	100%	4%	8%

The changes in net sales from customers in Korea, the United States, Taiwan and China in the first quarter of fiscal 2015 compared to the prior quarter and the same period in fiscal 2014 primarily reflected changes in customer mix. In addition, higher customer spending on display equipment contributed to the change in net sales from customers in China in the first quarter of fiscal 2015 compared to the prior quarter and the same period in fiscal 2014.

Gross Margin
Gross margins for the periods indicated were as follows:

	Three Months Ended			Change
	January 25, 2015	October 26, 2014	January 26, 2014	Q1 2015 over Q4 2014	Q1 2015 over Q1 2014

	(In millions, except percentages)
Gross profit	$959	$959	$891	$—	$68
Gross margin	40.7%	42.4%	40.7%	(1.7) points	—
Non-GAAP Adjusted Results
Non-GAAP adjusted gross profit	$999	$1,001	$930	$(2)	$69
Non-GAAP adjusted gross margin	42.3%	44.2%	42.5%	(1.9) points	(0.2) point
Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
Gross profit, non-GAAP adjusted gross profit, gross margin and non-GAAP adjusted gross margin in the first quarter of fiscal 2015 decreased compared to the prior quarter, despite higher net sales, primarily due to unfavorable changes in product and customer mix. Gross profit and non-GAAP adjusted gross profit for the first quarter of fiscal 2015 increased compared to the same period in the prior year, primarily reflecting higher net sales, but were flat as a percentage of net sales primarily due to unfavorable changes in product mix. Gross profit and non-GAAP adjusted gross profit during each of the three months ended January 25, 2015, October 26, 2014 and January 26, 2014 included $15 million, $13 million and $14 million, respectively, of share-based compensation expense.
Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended			Change
	January 25, 2015	October 26, 2014	January 26, 2014	Q1 2015 over Q4 2014	Q1 2015 over Q1 2014

	(In millions)
Research, development and engineering	$351	$360	$356	$(9)	$(5)

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

Management believes that it is critical to continue to make substantial investments in RD&E to assure the availability of innovative technology that meets the current and projected requirements of its customers’ most advanced designs. Applied has maintained and intends to continue its commitment to investing in RD&E in order to continue to offer new products and technologies. RD&E expenses decreased slightly during the first quarter of fiscal 2015 compared to the prior quarter and compared to the same period in the prior year, but continue to reflect ongoing investment in product development initiatives. RD&E expenses during the three months ended January 25, 2015, October 26, 2014 and January 26, 2014 included $18 million, $17 million and $17 million, respectively, of share-based compensation expense.

Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended			Change
	January 25, 2015	October 26, 2014	January 26, 2014	Q1 2015 over Q4 2014	Q1 2015 over Q1 2014

	(In millions)
Marketing and selling	$111	$99	$109	$12	$2
Marketing and selling expenses for the first quarter of fiscal 2015 increased compared to the prior quarter primarily due to the reversal of provisions for bad debts recorded in the prior quarter, while marketing and selling expenses remained essentially flat compared to the same period in fiscal 2014. Marketing and selling expenses during the three months ended January 25, 2015, October 26, 2014 and January 26, 2014 each included $6 million of share-based compensation expense.
General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended			Change
	January 25, 2015	October 26, 2014	January 26, 2014	Q1 2015 over Q4 2014	Q1 2015 over Q1 2014

	(In millions)
General and administrative	$117	$127	$120	$(10)	$(3)
G&A expenses for the first quarter of fiscal 2015 decreased compared to the prior quarter primarily due to holiday shutdown savings, while G&A expenses for the first quarter of fiscal 2015 remained almost flat compared to the same period of the prior year. G&A expenses during the three months ended January 25, 2015, October 26, 2014 and January 26, 2014 each included $9 million of share-based compensation expense.
Gain on Derivatives Associated with Announced Business Combination
Gain on derivatives associated with announced business combination amounted to $78 million, $39 million and $24 million during the three months ended January 25, 2015, October 26, 2014 and January 26, 2014, respectively. Changes in gain on derivatives result from exchange rate fluctuations. For further details, see Note 5 of Notes to Consolidated Condensed Financial Statements.
Interest Expense and Interest and Other Income, net
Interest expense and interest and other income, net for the periods indicated were as follows:

	Three Months Ended			Change
	January 25, 2015	October 26, 2014	January 26, 2014	Q1 2015 over Q4 2014	Q1 2015 over Q1 2014

	(In millions)
Interest expense	$23	$23	$25	$—	$(2)
Interest and other income, net	$2	$9	$10	$(7)	$(8)
Interest expense remained flat in the first quarter of fiscal 2015 compared to the prior quarter and to the same period in fiscal 2014. Interest expenses incurred were primarily associated with the senior unsecured notes issued in June 2011.

Interest and other income, net decreased in the first quarter of fiscal 2015 compared to the prior quarter and to the same period in fiscal 2014, primarily due to realized gains on sales of securities recorded during the prior quarter and first quarter of fiscal 2014.

Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

	Three Months Ended			Change
	January 25, 2015	October 26, 2014	January 26, 2014	Q1 2015 over Q4 2014	Q1 2015 over Q1 2014

	(In millions, except percentages)
Provision for income taxes	$89	$142	$62	$(53)	$27
Effective tax rate	20.4%	35.7%	19.7%	(15.3) points	0.7 point
Applied’s effective tax rate is affected by the geographical composition of income, which includes jurisdictions with income tax incentives and differing tax rates. It is also affected by discrete events that are not consistent from period to period, such as changes in income tax laws and regulations and the resolution of income tax filings.
Applied’s effective tax rate for the first quarter of fiscal 2015 was lower than the rate for the prior quarter due primarily to resolutions and changes related to income tax liabilities for prior years, reinstatement of the U.S. federal research and development tax credit during the first quarter of fiscal 2015 which was retroactive to its expiration in December 2013, and changes in the geographical composition of income. The effective tax rate for the first quarter of fiscal 2015 was slightly higher than in the same period in the prior year primarily due to resolutions and changes related to income tax liabilities for prior years, partially offset by the benefit from the reinstatement of the U.S. federal research and development tax credit during the first quarter of fiscal 2015 which was retroactive to its expiration in December 2013.

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
The competitive environment for the Silicon Systems Group in the first three months of fiscal 2015 reflected continued investment by semiconductor manufacturers, with net sales to memory customers improving during this period as manufacturers of DRAM and NAND products invest in technology upgrades. Foundry investments were also a key driver of the segment’s net sales as customers ramp wafer starts at advanced nodes to meet demand for advanced mobile chips.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	January 25, 2015	October 26, 2014	January 26, 2014	Q1 2015 over Q4 2014		Q1 2015 over Q1 2014

	(In millions, except percentages and ratios)
New orders	$1,426	$1,334	$1,569	$92	7%	$(143)	(9)%
Net sales	1,446	1,434	1,484	12	1%	(38)	(3)%
Book to bill ratio	1.0	0.9	1.1
Operating income	307	305	314	2	1%	(7)	(2)%
Operating margin	21.2%	21.3%	21.2%		(0.1) point		—%
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$350	$352	$357	(2)	(1)%	(7)	(2)%
Non-GAAP adjusted operating margin	24.2%	24.5%	24.1%		(0.3) point		0.1 point

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."

New orders for the Silicon Systems Group by end use application for the periods indicated were as follows:

	Three Months Ended
	January 25, 2015	October 26, 2014	January 26, 2014
Foundry	34%	50%	60%
Memory	52%	32%	32%
Logic and other	14%	18%	8%
	100%	100%	100%
New orders for the first quarter of fiscal 2015 increased from the prior quarter primarily due to higher demand from memory customers, partially offset by lower orders from foundry, logic and other customers. New orders from memory customers constituted the majority of this segment's new orders during the first quarter of fiscal 2015. Net sales for the first quarter of fiscal 2015 increased sequentially primarily due to higher spending from memory customers, partially offset by decreased investments from foundry and logic customers. Approximately 66 percent of net sales in the first quarter of fiscal 2015 were for orders received and shipped within the quarter. Operating margin and non-GAAP adjusted operating margin slightly decreased, despite a slight increase in net sales, primarily due to unfavorable changes in product mix. In the first quarter of fiscal 2015, two customers accounted for approximately 50 percent of this segment's total new orders and net sales.
New orders and net sales for the first quarter of fiscal 2015 decreased compared to the same period in fiscal 2014 mainly due to decreased demand and spending from foundry customers, partially offset by higher investments from memory customers. Operating income and non-GAAP adjusted operating income slightly decreased in the first quarter of fiscal 2015 compared to the same period in the prior year, reflecting the decrease in net sales, while operating margin and non-GAAP operating margin were almost flat primarily due to lower RD&E expenses in the first quarter of fiscal 2015.
The following regions accounted for at least 30 percent of total net sales for the Silicon Systems Group segment for one or more of the periods indicated:

	Three Months Ended						Change
	January 25, 2015		October 26, 2014		January 26, 2014		Q1 2015 over Q4 2014	Q1 2015 over Q1 2014

	(In millions, except percentages)
Taiwan	$382	26%	$475	33%	$593	40%	(20)%	(36)%
United States	$374	26%	$480	33%	$156	11%	(22)%	140%
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
Industry conditions that affected Applied Global Services' sales of spares and services during the first three months of fiscal 2015 were principally semiconductor manufacturers' wafer starts, as well as utilization rates.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	January 25, 2015	October 26, 2014	January 26, 2014	Q1 2015 over Q4 2014		Q1 2015 over Q1 2014

	(In millions, except percentages and ratios)
New orders	$690	$747	$597	$(57)	(8)%	$93	16%
Net sales	583	592	507	(9)	(2)%	76	15%
Book to bill ratio	1.2	1.3	1.2
Operating income	153	146	125	7	5%	28	22%
Operating margin	26.2%	24.7%	24.7%		1.5 points		1.5 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	154	146	126	8	5%	28	22%
Non-GAAP adjusted operating margin	26.4%	24.7%	24.9%		1.7 points		1.5 points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
New orders for the first quarter of fiscal 2015 decreased compared to the prior quarter primarily due to decreased demand for semiconductor services and 200mm equipment. Net sales for the first quarter of fiscal 2015 decreased from the prior quarter primarily due to lower investment in semiconductor spares as well as in display and remanufactured semiconductor equipment. Operating income and non-GAAP adjusted operating income increased compared to the prior quarter, despite a decrease in net sales, primarily due to favorable changes in product mix and foreign currency and lower operating expenses from spending controls.

New orders and net sales for the first quarter of fiscal 2015 increased compared to the same period in fiscal 2014 mainly due to higher demand for semiconductor spares and services. In addition, greater investments in 200mm equipment systems contributed to higher net sales for the first quarter of fiscal 2015 compared to the same period in fiscal 2014. Operating income and non-GAAP adjusted operating income increased in the first quarter of fiscal 2015 compared to the same period in the prior year, reflecting the increase in net sales.
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
The market environment for Applied's Display segment in the first quarter of fiscal 2015 has been characterized by continued demand for manufacturing equipment for TV and high-end mobile devices, although this sector remains susceptible to highly cyclical conditions. Uneven order and revenue patterns in the Display segment can cause significant fluctuations quarter-over-quarter, as well as year-over year.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	January 25, 2015	October 26, 2014	January 26, 2014	Q1 2015 over Q4 2014		Q1 2015 over Q1 2014

	(In millions, except percentages and ratios)
New orders	$107	$130	$79	$(23)	(18)%	$28	35%
Net sales	275	190	159	85	45%	116	73%
Book to bill ratio	0.4	0.7	0.5
Operating income	72	52	26	20	38%	46	177%
Operating margin	26.2%	27.4%	16.4%		(1.2) points		9.8 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$73	$52	$27	21	40%	46	170%
Non-GAAP adjusted operating margin	26.5%	27.4%	17.0%		(0.9) point		9.5 points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
New orders for the first quarter of fiscal 2015 decreased compared to the prior quarter primarily due to a decrease in TV manufacturing equipment orders, while net sales were higher compared to the prior quarter due to timing of shipments of TV manufacturing equipment. Operating income and non-GAAP adjusted operating income increased compared to the prior quarter, reflecting increased net sales. Operating margin and non-GAAP adjusted operating margin decreased over the prior quarter, despite an increase in net sales, due primarily to prior quarter sales of tools for which inventory had been previously fully reserved. Three customers accounted for approximately 90 percent of new orders for the Display segment in the first quarter of fiscal 2015, with one customer accounting for more than 30 percent of new orders. Four customers accounted for a majority of net sales for this segment in the first quarter of fiscal 2015.
New orders for the first quarter of fiscal 2015 increased compared to the same period in the prior year primarily due to continued capacity expansion for mobile applications, while net sales were higher than compared to the same period in the prior year mainly due to timing of shipments of TV equipment. Operating income and non-GAAP adjusted operating income increased for the first quarter of fiscal 2015 from the comparable period in fiscal 2014, reflecting higher net sales and favorable product mix.

The following regions accounted for at least 30 percent of total net sales for the Display segment for one or more of the periods indicated:

	Three Months Ended						Change
	January 25, 2015		October 26, 2014		January 26, 2014		Q1 2015 over Q4 2014	Q1 2015 over Q1 2014

	(In millions, except percentages)
China	$239	87%	$136	72%	$155	97%	76%	54%
Korea	$39	14%	$58	31%	$4	3%	(33)%	875%
Energy and Environmental Solutions Segment
The Energy and Environmental Solutions segment includes products for fabricating crystalline-silicon (c-Si) solar PV wafers and cells, as well as high throughput roll-to-roll deposition equipment for flexible electronics, packaging and other applications. This business is focused on delivering solutions to generate and conserve energy, with an emphasis on lowering the cost to produce solar modules and increasing conversion efficiency. While end-demand for solar PVs has been robust over the last several years, investment in capital equipment has remained low as global PV production capacity exceeds anticipated demand. The solar equipment environment improved slightly in the first quarter of fiscal 2015 relative to the same period in the prior year.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	January 25, 2015	October 26, 2014	January 26, 2014	Q1 2015 over Q4 2014		Q1 2015 over Q1 2014

	(In millions, except percentages and ratios)
New orders	$50	$44	$40	$6	14%	$10	25%
Net sales	55	48	40	7	15%	15	38%
Book to bill ratio	0.9	0.9	1.0
Operating loss	(4)	(3)	(11)	(1)	(33)%	7	64%
Operating margin	(7.3)%	(6.3)%	(27.5)%		(1.0) point		20.2 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating loss	(3)	(1)	(10)	(2)	(200)%	7	70%
Non-GAAP adjusted operating margin	(5.5)%	(2.1)%	(25.0)%		(3.4) points		19.5 points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results.".
New orders and net sales during the periods presented remained at low levels due to continued excess manufacturing capacity in the solar industry. Three customers accounted for approximately 64 percent of new orders and 46 percent of net sales for this segment during the first quarter of fiscal 2015. Operating margin and non-GAAP adjusted operating margin decreased for the first quarter compared to the prior quarter, despite an increase in net sales, primarily due to unfavorable product mix. Operating margin and non-GAAP operating margin for the first quarter of fiscal 2015 were higher compared to the same period in the prior year primarily reflecting higher net sales, and usage of raw materials which had been previously fully reserved.
The following regions accounted for at least 30 percent of total net sales for the Energy and Environmental Solutions segment for one or more of the periods presented:

	Three Months Ended						Change
	January 25, 2015		October 26, 2014		January 26, 2014		Q1 2015 over Q4 2014	Q1 2015 over Q1 2014

	(In millions, except percentages)
China	$30	55%	$25	52%	$11	28%	20%	173%
Europe	$6	11%	$2	4%	$17	43%	200%	(65)%

Financial Condition, Liquidity and Capital Resources
Applied's cash, cash equivalents and investments consist of the following:

	January 25, 2015	October 26, 2014

	(In millions)
Cash and cash equivalents	$2,929	$3,002
Short-term investments	158	160
Long-term investments	930	935
Total cash, cash-equivalents and investments	$4,017	$4,097
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Three Months Ended
	January 25, 2015	January 26, 2014

	(In millions)
Cash provided by operating activities	$60	$372
Cash provided by (used in) investing activities	$(50)	$153
Cash used in financing activities	$(83)	$(92)
Operating Activities
Cash from operating activities for the three months ended January 25, 2015 was $60 million, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation, unrealized gain on derivatives associated with the announced business combination with TEL and deferred income taxes. During the first quarter of fiscal 2015, Applied used cash for its variable compensation programs. In addition, cash from operating activities reflected an increase in inventories and decreases in customer deposits, deferred revenue and income taxes payable.
Applied did not discount promissory notes or utilize programs to discount letters of credit issued by customers during the three months ended January 25, 2015 or January 26, 2014. Discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied did not factor any accounts receivable during the three months ended January 25, 2015 and factored accounts receivable of $45 million during the three months ended January 26, 2014.
Applied’s working capital was $4.4 billion at January 25, 2015 and $4.1 billion at October 26, 2014.
Days sales, inventory and payable outstanding at the end of each of the periods indicated were:

	January 25, 2015	October 26, 2014	January 26, 2014

Days sales outstanding	61	67	63
Days inventory outstanding	107	109	107
Days payable outstanding	42	43	45
Days sales outstanding varies due to the timing of shipments and payment terms. Days sales outstanding decreased in the first quarter of fiscal 2015 compared to the prior quarter primarily due to better collection performance and favorable revenue linearity. Days inventory outstanding decreased during the first quarter of fiscal 2015 compared to the prior quarter reflecting higher business volumes, partially offset by higher inventories at quarter end. Days payable outstanding decreased slightly during the first quarter of fiscal 2015 compared to the prior quarter due to increased business volumes.

Investing Activities
Applied used $50 million of cash in investing activities during the three months ended January 25, 2015. Purchases of investments, net of proceeds from sales and maturities of investments, totaled $1 million and capital expenditures were $49 million during the three months ended January 25, 2015.
Financing Activities
Applied used cash for financing activities in the amount of $83 million during the three months ended January 25, 2015, consisting primarily of $122 million in payment of cash dividends to stockholders, offset by excess tax benefits from share-based compensation of $39 million.
In December 2014, Applied's Board of Directors declared quarterly cash dividends in the amount of $0.10 per share payable in March 2015. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in May 2017. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at January 25, 2015. Remaining credit facilities in the amount of approximately $68 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both January 25, 2015 and October 26, 2014, and Applied has not utilized these credit facilities. In December 2014, the undrawn $1.5 billion unsecured revolving credit agreement was amended, effective on the date of the completion of the proposed business combination with TEL, to permit certain exclusions from the calculation of the financial covenant and modify the termination date of the agreement to the earlier of the one-year anniversary of the completion of the business combination, or May 2017.
Applied has debt agreements that contain financial and other covenants. These covenants require Applied to maintain certain minimum financial ratios. At January 25, 2015, Applied was in compliance with all such covenants. See Note 10 of Notes to Consolidated Condensed Financial Statements for additional discussion of long-term debt.
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 25, 2015, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $49 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of January 25, 2015, Applied Materials, Inc. has provided parent guarantees to banks for approximately $102 million to cover these arrangements.
Others
During the fourth quarter of fiscal 2014 and 2013, Applied purchased foreign exchange option contracts to limit its foreign exchange risk associated with the announced business combination with TEL. At January 25, 2015, the fair value of these foreign exchange option contracts was approximately $130 million. To further mitigate credit exposure in connection with these foreign exchange option contracts, Applied entered into security arrangements with certain counterparties, which require the counterparties to post collateral amounting to the approximate fair value of the derivative contracts. The cash collateral is included in cash and cash equivalents in the Consolidated Condensed Statements of Financial Position, with the corresponding liability included in accounts payable and accrued expenses. See Note 5 of Notes to Consolidated Condensed Financial Statements for additional discussion of derivative instruments.
Applied’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, municipal bonds, corporate bonds and mortgage-backed and asset-backed securities, as well as equity securities. Applied regularly monitors the credit risk in its investment portfolio and takes appropriate measures, which may include the sale of certain securities, to manage such risks prudently in accordance with its investment policies. During the three months ended January 25, 2015, Applied did not recognize any impairment of its fixed income or publicly traded equity securities. At January 25, 2015, gross unrealized losses due to a decrease in the fair value of certain fixed income securities were not material.

During the three months ended January 25, 2015, Applied did not record a bad debt provision. While Applied believes that its allowance for doubtful accounts at January 25, 2015 is adequate, it will continue to closely monitor customer liquidity and economic conditions.
As of January 25, 2015, approximately $2.4 billion of cash, cash equivalents, and marketable securities held by foreign subsidiaries may be subject to U.S. taxes if repatriated for U.S. operations. Of this amount, Applied intends to permanently reinvest approximately $1.9 billion of these funds outside of the U.S. and does not plan to repatriate these funds. For the remaining cash, cash equivalents and marketable securities held by foreign subsidiaries, U.S. taxes have been provided for in the financial statements.
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
Income Taxes
The effective tax rate is highly dependent upon the geographic composition of worldwide earnings, income tax laws and regulations governing each region, nondeductible expenses incurred in connection with acquisitions and availability of tax credits. Management carefully monitors the changes in many factors and adjusts the effective tax rate as required. If actual results differ from these estimates, Applied could be required to record a valuation allowance on deferred tax assets or adjust its effective tax rate, which could have a material adverse effect on Applied's business, financial condition and results of operations.
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

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results:
APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended
(In millions, except percentages)	January 25, 2015	October 26, 2014	January 26, 2014

Non-GAAP Adjusted Gross Profit
Reported gross profit - GAAP basis	$959	$959	$891
Certain items associated with acquisitions[1]	40	42	39
Non-GAAP adjusted gross profit	$999	$1,001	$930
Non-GAAP adjusted gross margin (% of net sales)	42.3%	44.2%	42.5%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$458	$412	$330
Certain items associated with acquisitions[1]	46	48	45
Acquisition integration costs	1	4	11
Gain on derivatives associated with announced business combination, net	(78)	(39)	(24)
Certain items associated with announced business combination[2]	20	23	11
Restructuring charges and asset impairments[3]	—	(2)	7
Gain on sale of facility	—	(4)	—
Non-GAAP adjusted operating income	$447	$442	$380
Non-GAAP adjusted operating margin (% of net sales)	18.9%	19.5%	17.4%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis	$348	$256	$253
Certain items associated with acquisitions[1]	46	48	45
Acquisition integration costs	1	4	11
Gain on derivatives associated with announced business combination, net	(78)	(39)	(24)
Certain items associated with announced business combination[2]	20	23	11
Restructuring charges and asset impairments[3]	—	(2)	7
Impairment (gain on sale) of strategic investments, net	1	(5)	(5)
Gain on sale of facility	—	(4)	—
Reinstatement of federal R&D tax credit, resolution of prior years’ income tax filings and other tax items	(17)	50	(15)
Income tax effect of non-GAAP adjustments	17	7	(4)
Non-GAAP adjusted net income	$338	$338	$279

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

2	These items are incremental charges related to the announced business combination agreement with Tokyo Electron Limited, consisting of acquisition-related and integration planning costs.

3
Results for the three months ended October 26, 2014 and January 26, 2014 included a $2 million favorable adjustment of restructuring reserve and $7 million of employee-related costs, respectively, related to the restructuring program announced on October 3, 2012.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended
(In millions, except per share amounts)	January 25, 2015	October 26, 2014	January 26, 2014

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis	$0.28	$0.21	$0.21
Certain items associated with acquisitions	0.03	0.04	0.03
Acquisition integration costs	—	—	0.01
Gain on derivatives associated with announced business combination, net	(0.04)	(0.02)	(0.01)
Certain items associated with announced business combination	0.01	0.01	—
Reinstatement of federal R&D tax credit, resolution of prior years’ income tax filings and other tax items	(0.01)	0.03	(0.01)
Non-GAAP adjusted earnings per diluted share	$0.27	$0.27	$0.23
Weighted average number of diluted shares	1,240	1,236	1,225

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended
(In millions, except percentages)	January 25, 2015	October 26, 2014	January 26, 2014

SSG Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$307	$305	$314
Certain items associated with acquisitions[1]	43	46	42
Acquisition integration costs	—	1	1
Non-GAAP adjusted operating income	$350	$352	$357
Non-GAAP adjusted operating margin (% of net sales)	24.2%	24.5%	24.1%
AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$153	$146	$125
Certain items associated with acquisitions[1]	1	—	1
Non-GAAP adjusted operating income	$154	$146	$126
Non-GAAP adjusted operating margin (% of net sales)	26.4%	24.7%	24.9%
Display Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$72	$52	$26
Certain items associated with acquisitions[1]	1	—	1
Non-GAAP adjusted operating income	$73	$52	$27
Non-GAAP adjusted operating margin (% of net sales)	26.5%	27.4%	17.0%
EES Non-GAAP Adjusted Operating Loss
Reported operating loss - GAAP basis	$(4)	$(3)	$(11)
Certain items associated with acquisitions[1]	1	2	1
Non-GAAP adjusted operating loss	$(3)	$(1)	$(10)
Non-GAAP adjusted operating margin (% of net sales)	(5.5)%	(2.1)%	(25.0)%

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

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
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $1.0 billion at January 25, 2015. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at January 25, 2015, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $15 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. At January 25, 2015, the carrying amount of debt issued by Applied was $1.9 billion with an estimated fair value of $2.2 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s debt issuances of approximately $184 million at January 25, 2015.
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
In certain cases, Applied uses derivatives to hedge specific foreign currency exposures. During the fourth quarters of fiscal 2014 and 2013, as part of an overall risk management strategy, Applied purchased foreign exchange option contracts to limit its foreign exchange risk associated with the announced business combination with TEL in the event there is a significant weakening in the Japanese yen as compared to the U.S. dollar. The derivatives used to hedge the currency exposure did not qualify for hedge accounting treatment. At January 25, 2015, the fair value of the foreign exchange currency option contracts was approximately $130 million. Applied recorded an unrealized gain of $78 million during the first quarter of fiscal 2015 related to such contracts. Changes in the exchange rate between the U.S. dollar and the Japanese yen would impact Applied's consolidated financial statements.  The future maximum loss exposure on this option contract is generally limited to its fair value as of the most recent balance sheet date. For further details, see Note 5 of Notes to Consolidated Condensed Financial Statements.

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
Changes in Internal Control Over Financial Reporting
During the first quarter of fiscal 2015, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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
The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Part I, Item 1A of Applied’s 2014 Form 10-K. These factors could materially and adversely affect Applied’s business, financial condition or results of operations and cause reputational harm, and they should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this report.
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
Applied’s semiconductor customer base historically has been, and is becoming even more, highly concentrated as a result of economic and industry conditions. In the first three months of fiscal 2015, two semiconductor manufacturers accounted for approximately 50 percent of Silicon Systems Group net sales and two customers accounted for 37 percent of Applied’s consolidated net sales. Applied’s display customer base is also highly concentrated, while concentration within Applied’s solar customer base varies depending on the product line but is increasing due to challenging industry conditions. Applied’s customer base is also geographically-concentrated. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for tabular presentations of net sales by geographic region.
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
In the first quarter of fiscal 2015, approximately 78 percent of Applied’s net sales were to customers in regions outside the United States. Moreover, China now represents the largest market for various electronic products, such as TVs, PCs, and smartphones. Certain of Applied’s R&D and manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in Singapore, Taiwan, China, Korea, Israel, Germany and Italy. Applied is also expanding its business and operations in new countries. The global nature of Applied’s business and operations, combined with the need to continually improve the Company’s operating cost structure, presents challenges, including but not limited to those arising from:

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
As a global company, Applied is subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Applied’s future annual and quarterly tax rates could be affected by numerous factors, including changes in the: (1) applicable tax laws; (2) amount and composition of pre-tax income in countries with differing tax rates; (3) plans of the Company to permanently reinvest certain funds held outside of the U.S.; and (4) valuation of Applied’s deferred tax assets and liabilities. As of January 25, 2015, Applied intends to permanently reinvest approximately $1.9 billion of these funds outside of the U.S. and does not plan to repatriate these funds.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal 2015, there were no shares of common stock repurchased by Applied. On March 5, 2012, the Board of Directors approved a stock repurchase program authorizing up to $3.0 billion in repurchases over the next three years, ending March 2015. At January 25, 2015, $1.6 billion remained available for future stock repurchases under this repurchase program.

Item 6.    Exhibits
Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.1	Amendment No. 2 and Waiver to Credit Agreement, dated as of December 19, 2014, among Applied Materials, Inc., the lenders parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders	8-K	000-06920	10.1	12/22/2014
10.2	Form of Amendment to Retention Bonus and Equity Award Amendment Agreement entered into between Applied Materials, Inc. and certain officers identified in the attached schedule†
10.3	Equity Award Amendment Agreement, dated December 11, 2014, between Applied Materials, Inc. and Charles Read†
10.4	Applied Materials, Inc. Applied Incentive Plan, amended and restated effective October 27, 2014†
10.5
Form of Performance Shares Agreement for fiscal 2015 performance-based equity awards for certain executive officers under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan†

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
February 19, 2015

By:	/s/ CHARLES W. READ
Charles W. Read Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
February 19, 2015