Form 10-Q
period 2015-04-26
APPLIED MATERIALS INC /DE
filed 2015-05-21
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 26, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of April 26, 2015: 1,231,598,278

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 26, 2015

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	April 26, 2015	April 27, 2014	April 26, 2015	April 27, 2014
	(Unaudited)
Net sales	$2,442	$2,353	$4,801	$4,543
Cost of products sold	1,426	1,352	2,826	2,651
Gross profit	1,016	1,001	1,975	1,892
Operating expenses:
Research, development and engineering	365	355	716	711
Marketing and selling	109	107	220	216
General and administrative	140	129	257	249
Loss (gain) on derivatives associated with announced business combination	(14)	23	(92)	(1)
Total operating expenses	600	614	1,101	1,175
Income from operations	416	387	874	717
Interest expense	24	23	47	48
Interest and other income (loss), net	(3)	1	(1)	11
Income before income taxes	389	365	826	680
Provision for income taxes	25	103	114	165
Net income	$364	$262	$712	$515
Earnings per share:
Basic	$0.30	$0.22	$0.58	$0.43
Diluted	$0.29	$0.21	$0.57	$0.42
Weighted average number of shares:
Basic	1,230	1,216	1,227	1,211
Diluted	1,241	1,229	1,241	1,227
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Six Months Ended
	April 26, 2015	April 27, 2014	April 26, 2015	April 27, 2014
	(Unaudited)
Net income	$364	$262	$712	$515
Other comprehensive income (loss), net of tax:
Change in unrealized net gain on investments	(3)	3	(4)	—
Change in unrealized net gain on derivative investments	(1)	(1)	—	(2)
Change in defined and postretirement benefit plans	(43)	—	(43)	—
Change in cumulative translation adjustments	(1)	1	(2)	(1)
Other comprehensive income (loss), net of tax	(48)	3	(49)	(3)
Comprehensive income	$316	$265	$663	$512
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	April 26, 2015	October 26, 2014

ASSETS
Current assets:
Cash and cash equivalents	$3,067	$3,002
Short-term investments	163	160
Accounts receivable, net	1,798	1,670
Inventories	1,713	1,567
Other current assets	706	568
Total current assets	7,447	6,967
Long-term investments	936	935
Property, plant and equipment, net	887	861
Goodwill	3,304	3,304
Purchased technology and other intangible assets, net	860	951
Deferred income taxes and other assets	153	156
Total assets	$13,587	$13,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,822	$1,883
Customer deposits and deferred revenue	874	940
Total current liabilities	2,696	2,823
Long-term debt	1,947	1,947
Other liabilities	593	536
Total liabilities	5,236	5,306
Stockholders’ equity:
Common stock	12	12
Additional paid-in capital	6,450	6,384
Retained earnings	13,538	13,072
Treasury stock	(11,524)	(11,524)
Accumulated other comprehensive loss	(125)	(76)
Total stockholders’ equity	8,351	7,868
Total liabilities and stockholders’ equity	$13,587	$13,174
Amounts as of April 26, 2015 are unaudited. Amounts as of October 26, 2014 are derived from the October 26, 2014 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended April 26, 2015	Shares	Amount			Shares	Amount

	(Unaudited)
Balance at October 26, 2014	1,221	$12	$6,384	$13,072	717	$(11,524)	$(76)	$7,868
Net income	—	—	—	712	—	—	—	712
Other comprehensive loss, net of tax	—	—	—	—	—	—	(49)	(49)
Dividends	—	—	—	(246)	—	—	—	(246)
Share-based compensation	—	—	95	—	—	—	—	95
Issuance under stock plans, net of a tax benefit of $51 and other	11	—	(29)	—	—	—	—	(29)
Balance at April 26, 2015	1,232	$12	$6,450	$13,538	717	$(11,524)	$(125)	$8,351

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended April 27, 2014	Shares	Amount			Shares	Amount

	(Unaudited)
Balance at October 27, 2013	1,204	$12	$6,151	$12,487	717	$(11,524)	$(38)	$7,088
Net income	—	—	—	515	—	—	—	515
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3)	(3)
Dividends	—	—	—	(243)	—	—	—	(243)
Share-based compensation	—	—	88	—	—	—	—	88
Issuance under stock plans, net of a tax benefit of $25 and other	13	—	30	—	—	—	—	30
Balance at April 27, 2014	1,217	$12	$6,269	$12,759	717	$(11,524)	$(41)	$7,475

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	April 26, 2015	April 27, 2014

	(Unaudited)
Cash flows from operating activities:
Net income	$712	$515
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	182	188
Share-based compensation	95	88
Excess tax benefits from share-based compensation	(51)	(25)
Deferred income taxes and other	28	21
Changes in operating assets and liabilities:
Accounts receivable	(128)	18
Inventories	(146)	(151)
Other assets	(147)	66
Accounts payable and accrued expenses	(95)	(74)
Customer deposits and deferred revenue	(66)	205
Income taxes payable	(44)	3
Other liabilities	18	(45)
Cash provided by operating activities	358	809
Cash flows from investing activities:
Capital expenditures	(113)	(113)
Proceeds from sales and maturities of investments	317	521
Purchases of investments	(344)	(324)
Cash provided by (used in) investing activities	(140)	84
Cash flows from financing activities:
Proceeds from common stock issuances and other	42	66
Excess tax benefits from share-based compensation	51	25
Payments of dividends to stockholders	(245)	(242)
Cash used in financing activities	(152)	(151)
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Increase in cash and cash equivalents	65	742
Cash and cash equivalents — beginning of period	3,002	1,711
Cash and cash equivalents — end of period	$3,067	$2,453
Supplemental cash flow information:
Cash payments for income taxes	$207	$59
Cash refunds from income taxes	$5	$12
Cash payments for interest	$46	$46

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 26, 2014 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 26, 2014 (2014 Form 10-K). Applied’s results of operations for the three and six months ended April 26, 2015 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2015 and 2014 each contain 52 weeks, and the first half of fiscal 2015 and 2014 each contained 26 weeks.
Certain prior year amounts have been reclassified to conform to current year presentation.
Out of Period Adjustment
During the second quarter of fiscal 2015, Applied recorded an adjustment primarily to correct an error in the recognition of cost of sales in the U.S. related to intercompany sales. While this error had no impact on Applied’s consolidated cost of sales, it resulted in overstating profitability in the U.S. and the provision for income taxes, income taxes payable and other tax balance sheet accounts in each year since fiscal 2010. The impact of the adjustment to the three months and six months ended April 26, 2015 was a decrease to the provision for income taxes of $39 million and $35 million, respectively, and a corresponding increase in net income, resulting in an increase in diluted earnings per share of $0.03. Applied determined that the impact of the error on the originating periods was immaterial, and accordingly, a restatement of prior period amounts was not considered necessary. Applied also believes that the impact of correcting the error in fiscal 2015 will not be material.
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
Recent Accounting Pronouncements
In May 2015, the Financial Accounting Standards Board (FASB) issued authoritative guidance to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The new guidance also removes the requirement of certain disclosures for all  investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The guidance becomes effective retrospectively for Applied in the first quarter of fiscal 2017. Early adoption is permitted. The adoption of this guidance will only impact disclosures in Applied's financial statements.
In April 2015, the FASB issued authoritative guidance for customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance will not change accounting for service contracts. The guidance becomes effective for Applied in the first quarter of fiscal 2017 and may be adopted either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. Early adoption is permitted. Applied is currently evaluating the effect of this new guidance on Applied's financial position, results of operations and its ongoing financial reporting, including the selection of a transition method.
In April 2015, the FASB issued authoritative guidance that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. The authoritative guidance is effective for Applied in the first quarter of fiscal 2017 and should be applied retrospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on Applied's consolidated financial statements.
In May 2014, the FASB issued authoritative guidance that requires revenue recognition to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new standard will supersede most current revenue recognition guidance, including industry-specific guidance. The guidance becomes effective for Applied in the first quarter of fiscal 2018, and can be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is prohibited. Applied is currently evaluating the effect of this new guidance on Applied's financial position, results of operations and its ongoing financial reporting, including the selection of a transition method.
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

	Three Months Ended		Six Months Ended
	April 26, 2015	April 27, 2014	April 26, 2015	April 27, 2014

	(In millions, except per share amounts)
Numerator:
Net income	$364	$262	$712	$515
Denominator:
Weighted average common shares outstanding	1,230	1,216	1,227	1,211
Effect of dilutive stock options, restricted stock units and employee stock purchase plan shares	11	13	14	16
Denominator for diluted earnings per share	1,241	1,229	1,241	1,227
Basic earnings per share	$0.30	$0.22	$0.58	$0.43
Diluted earnings per share	$0.29	$0.21	$0.57	$0.42
Potentially dilutive securities	1	—	1	—

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3	Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

April 26, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$496	$—	$—	$496
Cash equivalents:
Money market funds	2,571	—	—	2,571
Total Cash equivalents	2,571	—	—	2,571
Total Cash and Cash equivalents	$3,067	$—	$—	$3,067
Short-term and long-term investments:
U.S. Treasury and agency securities	$89	$—	$—	$89
Non-U.S. government securities*	12	—	—	12
Municipal securities	375	1	—	376
Commercial paper, corporate bonds and medium-term notes	230	1	—	231
Asset-backed and mortgage-backed securities	280	1	2	279
Total fixed income securities	986	3	2	987
Publicly traded equity securities	19	27	—	46
Equity investments in privately-held companies	66	—	—	66
Total short-term and long-term investments	$1,071	$30	$2	$1,099
Total Cash, Cash equivalents and Investments	$4,138	$30	$2	$4,166
 _________________________
* Includes agency debt securities guaranteed by non-U.S. governments, which consist of Germany and Canada.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

October 26, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$508	$—	$—	$508
Cash equivalents:
Money market funds	2,494	—	—	2,494
Total Cash equivalents	2,494	—	—	2,494
Total Cash and Cash equivalents	$3,002	$—	$—	$3,002
Short-term and long-term investments:
U.S. Treasury and agency securities	$62	$—	$—	$62
Non-U.S. government securities	14	—	—	14
Municipal securities	391	2	—	393
Commercial paper, corporate bonds and medium-term notes	223	1	—	224
Asset-backed and mortgage-backed securities	287	1	2	286
Total fixed income securities	977	4	2	979
Publicly traded equity securities	19	31	—	50
Equity investments in privately-held companies	66	—	—	66
Total short-term and long-term investments	$1,062	$35	$2	$1,095
Total Cash, Cash equivalents and Investments	$4,064	$35	$2	$4,097

 Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments at April 26, 2015:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$150	$150
Due after one through five years	553	555
Due after five years	3	3
No single maturity date**	365	391
	$1,071	$1,099
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
During the three and six months ended April 26, 2015 and during the three months ended April 27, 2014, gross realized gains and losses on investments were not material. During the six months ended April 27, 2014, gross realized gains on investments were $12 million and gross realized losses on investments were not material.
At April 26, 2015 and October 26, 2014, gross unrealized losses related to Applied's investment portfolio were not material. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss is considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied determined that the gross unrealized losses on its marketable securities at April 26, 2015 and April 27, 2014 were temporary in nature and therefore it did not recognize any impairment of its marketable securities during the three and six months ended April 26, 2015 or April 27, 2014. Impairment charges on equity investments in privately-held companies during the three and six months ended April 26, 2015 and the three and six months ended April 27, 2014 were not material. These impairment charges are included in interest and other income (loss), net in the Consolidated Condensed Statement of Operations.
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
Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of April 26, 2015, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	April 26, 2015			October 26, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Money market funds	$2,571	$—	$2,571	$2,494	$—	$2,494
U.S. Treasury and agency securities	64	25	89	43	19	62
Non-U.S. government securities	—	12	12	—	14	14
Municipal securities	—	376	376	—	393	393
Commercial paper, corporate bonds and medium-term notes	—	231	231	—	224	224
Asset-backed and mortgage-backed securities	—	279	279	—	286	286
Publicly traded equity securities	46	—	46	50	—	50
Foreign exchange derivative assets	—	144	144	—	52	52
Total	$2,681	$1,067	$3,748	$2,587	$988	$3,575
There were no transfers between Level 1 and Level 2 fair value measurements during the three and six months ended April 26, 2015 or April 27, 2014. Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of April 26, 2015 or October 26, 2014.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. At April 26, 2015, equity investments in privately-held companies totaled $66 million, of which $59 million of investments were accounted for under the cost method of accounting and $7 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. At October 26, 2014, equity investments in privately-held companies totaled $66 million, of which $57 million of investments were accounted for under the cost method of accounting and $9 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. Impairment charges on equity investments in privately-held companies during the three and six months ended April 26, 2015 and April 27, 2014 were not material.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate fair value due to their short maturities. At April 26, 2015 and October 26, 2014, the carrying amount of long-term debt was $1.9 billion and the estimated fair value was $2.2 billion. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues.

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

Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income or loss (AOCI) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to derivative instruments included in AOCI at April 26, 2015 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in general and administrative expenses. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three and six months ended April 26, 2015 and April 27, 2014.
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
Following the announcement of the proposed business combination with Tokyo Electron Limited (TEL) in September 2013, Applied purchased foreign exchange option contracts to limit its foreign exchange risk associated with the proposed combination. The derivatives used to hedge currency exposure did not qualify for hedge accounting treatment. These derivatives were marked to market at the end of each reporting period with gains and losses recorded as part of operating expenses. At April 26, 2015 and October 26, 2014, the fair value of these foreign exchange option contracts was approximately $142 million and $52 million, respectively. During the three and six months ended April 26, 2015, Applied recorded gains of $14 million and $92 million, respectively, related to these contracts, of which $5 million was related to option contracts that remained outstanding at April 26, 2015. During the three and six months ended April 27, 2014, Applied recorded an unrealized loss of $23 million and an unrealized gain of $1 million, respectively, related to these contracts. The cash flow impact of these derivatives has been classified as operating cash flows in the Consolidated Condensed Statements of Cash Flows. To further mitigate credit exposure in connection with these foreign exchange option contracts, Applied entered into security arrangements with certain counterparties, which required the counterparties to post collateral amounting to the approximate fair value of the derivative contracts. The cash collateral is included in cash and cash equivalents in the Consolidated Condensed Balance Sheets, with the corresponding liability included in accounts payable and accrued expenses. Subsequent to April 26, 2015, due to the termination of the proposed business combination with TEL, these foreign exchange option contracts were sold.
Other than the foreign exchange option contracts discussed in the preceding paragraph, the fair values of other derivative instruments at April 26, 2015 and October 26, 2014 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects of derivative instruments on the Consolidated Condensed Statements of Operations were as follows:

		Three Months Ended April 26, 2015			Three Months Ended April 27, 2014
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income
		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$—	$5	$(1)	$(1)	$1	$(2)
Foreign exchange contracts	General and administrative	—	(4)	(1)	—	—	—
Total		$—	$1	$(2)	$(1)	$1	$(2)

		Six Months Ended April 26, 2015			Six Months Ended April 27, 2014
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income
		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$5	$13	$(2)	$4	$4	$(2)
Foreign exchange contracts	General and administrative	—	(8)	(1)	—	3	(1)
Total		$5	$5	$(3)	$4	$7	$(3)

		Amount of Gain or (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
	Location of Gain or (Loss) Recognized in Income	April 26, 2015	April 27, 2014	April 26, 2015	April 27, 2014
		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	General and administrative	$13	$(26)	$112	$13
Total		$13	$(26)	$112	$13

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of April 26, 2015.
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
Applied did not factor any accounts receivable during the three and six months ended April 26, 2015 or the three months ended April 27, 2014. Applied factored accounts receivable of $45 million during the six months ended April 27, 2014. Applied did not discount letters of credit during the three and six months ended April 26, 2015, and discounted $29 million of letters of credit issued by customers during the three and six months ended April 27, 2014. Applied did not discount promissory notes during the three and six months ended April 26, 2015 and April 27, 2014. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for doubtful accounts of $58 million at both April 26, 2015 and October 26, 2014. Applied sells its products principally to manufacturers within the semiconductor, display and solar industries. While Applied believes that its allowance for doubtful accounts is adequate and represents its best estimate as of April 26, 2015, it continues to closely monitor customer liquidity and industry and economic conditions, which may result in changes to Applied’s estimates regarding collectability.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 7	Balance Sheet Detail

	April 26, 2015	October 26, 2014

	(In millions)
Inventories
Customer service spares	$331	$316
Raw materials	434	405
Work-in-process	325	316
Finished goods	623	530
	$1,713	$1,567

Included in finished goods inventory are $129 million at April 26, 2015, and $104 million at October 26, 2014, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $190 million and $164 million of evaluation inventory at April 26, 2015 and October 26, 2014, respectively.

	April 26, 2015	October 26, 2014

	(In millions)
Other Current Assets
Deferred income taxes, net	$220	$232
Prepaid income taxes and income taxes receivable	157	79
Prepaid expenses and other	329	257
	$706	$568

	Useful Life	April 26, 2015	October 26, 2014

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$161	$156
Buildings and improvements	3-30	1,271	1,227
Demonstration and manufacturing equipment	3-5	900	829
Furniture, fixtures and other equipment	3-15	601	575
Construction in progress		56	61
Gross property, plant and equipment		2,989	2,848
Accumulated depreciation		(2,102)	(1,987)
		$887	$861

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	April 26, 2015	October 26, 2014

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$647	$613
Compensation and employee benefits	412	524
Warranty	123	113
Dividends payable	123	122
Income taxes payable	48	142
Other accrued taxes	42	51
Interest payable	30	30
Other	397	288
	$1,822	$1,883

	April 26, 2015	October 26, 2014

	(In millions)
Customer Deposits and Deferred Revenue
Customer deposits	$179	$286
Deferred revenue	695	654
	$874	$940

Applied typically receives deposits on future deliverables from customers in the Energy and Environmental Solutions and Display segments. In certain instances, customer deposits may be received from customers in the Applied Global Services segment.

	April 26, 2015	October 26, 2014

	(In millions)
Other Liabilities
Deferred income taxes	$16	$32
Income taxes payable	223	225
Defined and postretirement benefit plans	250	208
Other	104	71
	$593	$536

Note 8	Business Combination

On September 24, 2013, Applied and TEL entered into a Business Combination Agreement, which was intended to effect a strategic combination of their respective businesses into a new combined company, and was subject to regulatory approvals. On April 26, 2015, Applied and TEL announced that they had mutually agreed to terminate their previously announced Business Combination Agreement, which had been intended to effect a strategic combination of their respective businesses into a new combined company. No termination fee is payable by either Applied or TEL.

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
Details of goodwill and other indefinite-lived intangible assets as of April 26, 2015 and October 26, 2014 were as follows :

	April 26, 2015			October 26, 2014
	Goodwill	Other Intangible Assets	Total	Goodwill	Other Intangible Assets	Total

	(In millions)
Silicon Systems Group	$2,151	$103	$2,254	$2,151	$103	$2,254
Applied Global Services	1,027	6	1,033	1,027	6	1,033
Display	126	18	144	126	18	144
Energy and Environmental Solutions	—	2	2	—	—	—
Carrying amount	$3,304	$129	$3,433	$3,304	$127	$3,431
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

A summary of Applied's purchased technology and intangible assets is set forth below:

	April 26, 2015	October 26, 2014

	(In millions)
Purchased technology, net	$557	$636
Intangible assets - finite-lived, net	174	188
Intangible assets - indefinite-lived	129	127
Total	$860	$951

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

Details of finite-lived intangible assets were as follows:

	April 26, 2015			October 26, 2014
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Silicon Systems Group	$1,346	$252	$1,598	$1,346	$252	$1,598
Applied Global Services	29	44	73	28	44	72
Display	110	33	143	110	33	143
Energy and Environmental Solutions	5	15	20	5	17	22
Gross carrying amount	$1,490	$344	$1,834	$1,489	$346	$1,835
Accumulated amortization:
Silicon Systems Group	$(794)	$(86)	$(880)	$(716)	$(77)	$(793)
Applied Global Services	(25)	(44)	(69)	(24)	(44)	(68)
Display	(110)	(33)	(143)	(110)	(31)	(141)
Energy and Environmental Solutions	(4)	(7)	(11)	(3)	(6)	(9)
Accumulated amortization	$(933)	$(170)	$(1,103)	$(853)	$(158)	$(1,011)
Carrying amount	$557	$174	$731	$636	$188	$824

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Details of amortization expense by segment were as follows:

	Three Months Ended		Six Months Ended
	April 26, 2015	April 27, 2014	April 26, 2015	April 27, 2014

	(In millions)
Silicon Systems Group	$44	$42	$87	$84
Applied Global Services	—	2	1	3
Display	1	—	2	1
Energy and Environmental Solutions	1	1	2	3
Total	$46	$45	$92	$91
Amortization expense was charged to the following categories:

	Three Months Ended		Six Months Ended
	April 26, 2015	April 27, 2014	April 26, 2015	April 27, 2014

	(In millions)
Cost of products sold	$40	$39	$80	$79
Marketing and selling	5	6	10	11
General and administrative	1	—	2	1
Total	$46	$45	$92	$91
As of April 26, 2015, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2015 (remaining 6 months)	$90
2016	175
2017	172
2018	171
2019	29
Thereafter	94
Total	$731

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 10	Borrowing Facilities and Long-Term Debt
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in May 2017. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants. Remaining credit facilities in the amount of approximately $67 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both April 26, 2015 and October 26, 2014, and Applied has not utilized these credit facilities.
Long-term debt outstanding as of April 26, 2015 and October 26, 2014 was as follows:

	Principal Amount	Effective Interest Rate	Interest Pay Dates
	(In millions)
2.650% Senior Notes Due 2016	$400	2.666%	June 15, December 15
7.125% Senior Notes Due 2017	200	7.190%	April 15, October 15
4.300% Senior Notes Due 2021	750	4.326%	June 15, December 15
5.850% Senior Notes Due 2041	600	5.879%	June 15, December 15
	1,950
Total unamortized discount	(3)
Total long-term debt	$1,947

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 11	Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of AOCI, net of tax, were as follows:

	Unrealized Gain on Investments, Net	Unrealized Gain on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total
	(in millions)
Balance at October 26, 2014	$24	$—	$(105)	$5	$(76)
Other comprehensive income (loss) before reclassifications	(4)	3	(45)	(2)	(48)
Amounts reclassified out of AOCI	—	(3)	2	—	(1)
Other comprehensive income (loss), net of tax	(4)	—	(43)	(2)	(49)
Balance at April 26, 2015	$20	$—	$(148)	$3	$(125)

	Unrealized Gain on Investments, Net	Unrealized Gain on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total
	(in millions)
Balance at October 27, 2013	$25	$2	$(72)	$7	$(38)
Other comprehensive income (loss) before reclassifications	5	3	—	(1)	7
Amounts reclassified out of AOCI	(5)	(5)	—	—	(10)
Other comprehensive income (loss), net of tax	—	(2)	—	(1)	(3)
Balance at April 27, 2014	$25	$—	$(72)	$6	$(41)

The increase in accumulated other comprehensive (loss) associated with pension liability during the six months ended April 26, 2015 amounted to $43 million, net of income tax effect and was primarily due to lower discount rates used to determine the benefit obligation, taking into account prevailing interest rates.

The effects on net income of amounts reclassified from AOCI for the three and six months ended April 26, 2015 and April 27, 2014 were not material.
Stock Repurchase Program

On March 5, 2012, Applied's Board of Directors approved a stock repurchase program authorizing up to $3.0 billion in repurchases over the three years through March 2015. During the three-year period of the program ended March 2015, Applied repurchased a total of $1.4 billion of its common stock. On April 26, 2015, the Board of Directors approved a new common stock repurchase program authorizing up to $3.0 billion in repurchases over the three years ending April 2018.

Applied did not purchase any shares of its common stock during the three and six months ended April 26, 2015 and April 27, 2014. At April 26, 2015, $3.0 billion remained available for future stock repurchases under the new repurchase program.

Applied records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid in capital. If Applied reissues treasury stock at an amount below its acquisition cost and additional paid in capital associated with prior treasury stock transactions is

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

insufficient to cover the difference between the acquisition cost and the reissue price, this difference is recorded against retained earnings.
Dividends
In March 2015 and December 2014, Applied's Board of Directors declared quarterly cash dividends in the amount of $0.10 per share. Dividends declared during the six months ended April 26, 2015 and April 27, 2014 totaled $246 million and $243 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
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
During the three and six months ended April 26, 2015 and April 27, 2014, Applied recognized share-based compensation expense related to stock options, ESPP shares, restricted stock, restricted stock units, performance shares and performance units. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended		Six Months Ended
	April 26, 2015	April 27, 2014	April 26, 2015	April 27, 2014

	(In millions)
Cost of products sold	$14	$13	$29	$27
Research, development, and engineering	17	16	35	33
Marketing and selling	7	5	13	11
General and administrative	9	8	18	17
Total share-based compensation	$47	$42	$95	$88
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
At April 26, 2015, Applied had $326 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.7 years. At April 26, 2015, there were 168 million shares available for grants of share-based awards under the Employee Stock Incentive Plan, and an additional 32 million shares available for issuance under the ESPP.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Restricted Stock Units, Restricted Stock, Performance Shares and Performance Units

A summary of the changes in restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans during the six months ended April 26, 2015 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 26, 2014	33	$12.59
Granted	10	$23.54
Vested	(13)	$11.85
Canceled	(1)	$14.43
Non-vested restricted stock units, restricted stock, performance shares and performance units at April 26, 2015	29	$16.51

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
Employee Stock Purchase Plan
Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Applied issued 2 million shares during the three and six months ended April 26, 2015 and 3 million shares during the three and six months ended April 27, 2014. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model and the weighted average estimated fair value of purchase rights under the ESPP are outlined in the following table:

	Three and Six Months Ended
	April 26, 2015	April 27, 2014
ESPP:
Dividend yield	1.56%	2.14%
Expected volatility	31.4%	25.3%
Risk-free interest rate	0.07%	0.08%
Expected life (in years)	0.5	0.5
Weighted average estimated fair value	$6.04	$4.07

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 12    Employee Benefit Plans
Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries, and a plan that provides certain medical and vision benefits to eligible retirees. A summary of the components of net periodic benefit costs of these defined and postretirement benefit plans is presented below:

	Three Months Ended		Six Months Ended
	April 26, 2015	April 27, 2014	April 26, 2015	April 27, 2014
	(In millions)
Service cost	$4	$4	$7	$8
Interest cost	3	4	7	8
Expected return on plan assets	(4)	(3)	(8)	(6)
Amortization of actuarial loss	1	1	3	2
Settlement gain	—	—	(1)	—
Net periodic benefit cost	$4	$6	$8	$12

Note 13    Income Taxes
Applied’s effective tax rates for the second quarters of fiscal 2015 and 2014 were 6.4 percent and 28.2 percent, respectively. The effective tax rate for the second quarter of fiscal 2015 was lower than in the same period in the prior year primarily due to resolutions and changes related to income tax liabilities for prior years, acquisition costs that became deductible in the second quarter of fiscal 2015 as a result of the termination of the proposed business combination with TEL, and changes in the geographical composition of income.
Applied's effective tax rates for the first six months of fiscal 2015 and 2014 were 13.8 percent and 24.3 percent, respectively. The effective tax rate for the first half of fiscal 2015 was lower than in the same period in the prior year primarily due to resolutions and changes related to income tax liabilities for prior years, reinstatement of the U.S. federal research and development tax credit during the first quarter of fiscal 2015 which was retroactive to its expiration in December 2013, acquisition costs that became deductible in the second quarter of fiscal 2015 as a result of the termination of the proposed business combination with TEL and changes in the geographical composition of income.

The effective tax rate for the three and six months ended April 26, 2015 also includes the effect of an adjustment primarily to correct an error in the recognition of cost of sales in the U.S. related to intercompany sales. While this error had no impact on Applied’s consolidated cost of sales, it resulted in overstating profitability in the U.S. and the provision for income taxes, income taxes payable and other tax balance sheet accounts in each year since fiscal 2010. The impact of the adjustment to the three months and six months ended April 26, 2015 was a decrease in provision for income taxes of $39 million and $35 million, respectively. See Note 1 of Notes to Condensed Consolidated Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 14	Warranty, Guarantees and Contingencies
Warranty
Changes in the warranty reserves are presented below:

	Three Months Ended		Six Months Ended
	April 26, 2015	April 27, 2014	April 26, 2015	April 27, 2014

	(In millions)
Beginning balance	$119	$106	$113	$102
Provisions for warranty	31	29	67	56
Consumption of reserves	(27)	(26)	(57)	(49)
Ending balance	$123	$109	$123	$109

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
Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of April 26, 2015, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $55 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of April 26, 2015, Applied has provided parent guarantees to banks for approximately $102 million to cover these arrangements.

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
Applied’s four reportable segments are: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. As defined under the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of April 26, 2015 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales and operating income (loss) for each reportable segment were as follows:

	Three Months Ended		Six Months Ended
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

	(In millions)
April 26, 2015:
Silicon Systems Group	$1,560	$374	$3,006	$681
Applied Global Services	646	170	1,229	323
Display	163	40	438	112
Energy and Environmental Solutions	73	(5)	128	(9)
Total Segment	$2,442	$579	$4,801	$1,107
April 27, 2014:
Silicon Systems Group	$1,584	$391	$3,068	$705
Applied Global Services	534	148	1,041	273
Display	147	26	306	52
Energy and Environmental Solutions	88	5	128	(6)
Total Segment	$2,353	$570	$4,543	$1,024

Reconciliations of total segment operating results to Applied consolidated totals were as follows:

	Three Months Ended		Six Months Ended
	April 26, 2015	April 27, 2014	April 26, 2015	April 27, 2014

	(In millions)
Total segment operating income	$579	$570	$1,107	$1,024
Corporate and unallocated costs	(148)	(144)	(276)	(281)
Certain items associated with announced business combination	(29)	(16)	(49)	(27)
(Loss) gain on derivatives associated with announced business combination	14	(23)	92	1
Income from operations	$416	$387	$874	$717

The following customers accounted for at least 10 percent of Applied’s net sales for the six months ended April 26, 2015, which were for products in multiple reportable segments.

Percentage of Net Sales
Samsung Electronics Co., Ltd.	20%
Taiwan Semiconductor Manufacturing Company Limited	13%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis is provided in addition to the accompanying consolidated condensed financial statements and notes to assist in understanding Applied's results of operations and financial condition. Financial information as of April 26, 2015 should be read in conjunction with the financial statements for the fiscal year ended October 26, 2014 contained in the Company's Form 10-K filed December 17, 2014.
This report contains forward-looking statements that involve a number of risks and uncertainties. Examples of forward-looking statements include those regarding Applied’s future financial or operating results, cash flows and cash deployment strategies, declaration of dividends, share repurchases, business strategies and priorities, costs and cost controls, products, competitive positions, management’s plans and objectives for future operations, research and development, strategic acquisitions and investments, growth opportunities, restructuring activities, backlog, working capital, liquidity, investment portfolio and policies, taxes, supply chain, manufacturing properties, legal proceedings and claims, customer demand and spending, end-use demand, market and industry trends and outlooks, general economic conditions and other statements that are not historical facts, as well as their underlying assumptions. Forward-looking statements include statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential” and “continue,” the negative of these terms, or other comparable terminology. All forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part II, Item 1A, “Risk Factors,” below and elsewhere in this report. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Forward-looking statements are based on management's estimates, projections and expectations as of the date hereof, and Applied undertakes no obligation to revise or update any such statements.

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

The following tables present certain significant measurements for the periods indicated:

	Three Months Ended			Change
	April 26, 2015	January 25, 2015	April 27, 2014	Q2 2015 over Q1 2015	Q2 2015 over Q2 2014

	(In millions, except per share amounts and percentages)
New orders	$2,515	$2,273	$2,629	$242	$(114)
Net sales	$2,442	$2,359	$2,353	$83	$89
Gross profit	$1,016	$959	$1,001	$57	$15
Gross margin	41.6%	40.7%	42.5%	0.9 point	(0.9) point
Operating income	$416	$458	$387	$(42)	$29
Operating margin	17.0%	19.4%	16.4%	(2.4) points	0.6 point
Net income	$364	$348	$262	$16	$102
Earnings per diluted share	$0.29	$0.28	$0.21	$0.01	$0.08
Non-GAAP Adjusted Results
Non-GAAP adjusted gross profit	$1,055	$999	$1,041	$56	$14
Non-GAAP adjusted gross margin	43.2%	42.3%	44.2%	0.9 point	(1.0) point
Non-GAAP adjusted operating income	$476	$447	$482	$29	$(6)
Non-GAAP adjusted operating margin	19.5%	18.9%	20.5%	0.6 point	(1.0) point
Non-GAAP adjusted net income	$362	$338	$348	$24	$14
Non-GAAP adjusted earnings per diluted share	$0.29	$0.27	$0.28	$0.02	$0.01

	Six Months Ended		Change
	April 26, 2015	April 27, 2014	YTD Q2 2015 over YTD Q2 2014

	(In millions, except per share amounts and percentages)
New orders	$4,788	$4,914	$(126)
Net sales	$4,801	$4,543	$258
Gross profit	$1,975	$1,892	$83
Gross margin	41.1%	41.6%	(0.5) point
Operating income	$874	$717	$157
Operating margin	18.2%	15.8%	2.4 points
Net income	$712	$515	$197
Earnings per diluted share	$0.57	$0.42	$0.15
Non-GAAP Adjusted Results
Non-GAAP adjusted gross profit	$2,054	$1,971	$83
Non-GAAP adjusted gross margin	42.8%	43.4%	(0.6) point
Non-GAAP adjusted operating income	$923	$862	$61
Non-GAAP adjusted operating margin	19.2%	19.0%	0.2 point
Non-GAAP adjusted net income	$700	$627	$73
Non-GAAP adjusted earnings per diluted share	$0.56	$0.51	$0.05

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results." Fiscal 2015 and 2014 each contain 52 weeks, and the first six months of fiscal years 2015 and 2014 each contained 26 weeks.

Mobility, and the increasing technological functionality of mobile devices, continues to be the largest drivers of semiconductor industry spending. The first six months of fiscal 2015 were characterized by improved demand for semiconductor equipment by memory customers as manufacturers invested in technology upgrades, and continued demand from foundry customers, driven by demand for advanced mobile chips. Mobility represents a significant driver of display industry spending, which has resulted in continued manufacturing capacity expansion for mobile applications. Demand for larger LCD TVs is also a factor for display industry investments, although demand for TV manufacturing equipment remains susceptible to highly cyclical conditions. Investment in solar equipment remained low due to ongoing excess manufacturing capacity in the industry.

On September 24, 2013, Applied and Tokyo Electron Limited (TEL) entered into a Business Combination Agreement, which was intended to effect a strategic combination of their respective businesses into a new combined company, and was subject to regulatory approvals. On April 26, 2015, Applied and TEL announced that they had mutually agreed to terminate their previously announced Business Combination Agreement, which had been intended to effect a strategic combination of their respective businesses into a new combined company. No termination fee is payable by either Applied or TEL.

Results of Operations

New Orders
New orders by reportable segment for the periods indicated were as follows:

	Three Months Ended						Change
	April 26, 2015		January 25, 2015		April 27, 2014		Q2 2015 over Q1 2015	Q2 2015 over Q2 2014

	(In millions, except percentages)
Silicon Systems Group	$1,704	68%	$1,426	63%	$1,664	63%	19%	2%
Applied Global Services	641	25%	690	30%	537	20%	(7)%	19%
Display	120	5%	107	5%	340	13%	12%	(65)%
Energy and Environmental Solutions	50	2%	50	2%	88	4%	—%	(43)%
Total	$2,515	100%	$2,273	100%	$2,629	100%	11%	(4)%

	Six Months Ended				Change
	April 26, 2015		April 27, 2014		YTD Q2 2015 over YTD Q2 2014

	(In millions, except percentages)
Silicon Systems Group	$3,130	65%	$3,233	66%	(3)%
Applied Global Services	1,331	28%	1,134	23%	17%
Display	227	5%	419	8%	(46)%
Energy and Environmental Solutions	100	2%	128	3%	(22)%
Total	$4,788	100%	$4,914	100%	(3)%

New orders for the second quarter of fiscal 2015 increased compared to the prior quarter primarily due to higher orders for semiconductor and display equipment, partially offset by lower orders for semiconductor services. The Silicon Systems Group's proportion of total new orders relative to other segments increased compared to the prior quarter and continues to constitute the majority of total new orders.
New orders for the second quarter and first half of fiscal 2015 slightly decreased compared to the same periods in the prior year primarily due to lower demand for display and solar equipment, partially offset by higher demand for semiconductor spares and services.

New orders by geographic region, determined by the product shipment destination specified by the customer, were as follows:

	Three Months Ended						Change
	April 26, 2015		January 25, 2015		April 27, 2014		Q2 2015 over Q1 2015	Q2 2015 over Q2 2014

	(In millions, except percentages)
Taiwan	$589	23%	$545	24%	$660	25%	8%	(11)%
China	352	14%	296	13%	596	23%	19%	(41)%
Korea	607	24%	546	24%	378	14%	11%	61%
Japan	365	15%	242	11%	203	8%	51%	80%
Southeast Asia	103	4%	85	4%	72	3%	21%	43%
Asia Pacific	2,016	80%	1,714	76%	1,909	73%	18%	6%
United States	368	15%	411	18%	521	20%	(10)%	(29)%
Europe	131	5%	148	6%	199	7%	(11)%	(34)%
Total	$2,515	100%	$2,273	100%	$2,629	100%	11%	(4)%

	Six Months Ended				Change
	April 26, 2015		April 27, 2014		YTD Q2 2015 over YTD Q2 2014

	(In millions, except percentages)
Taiwan	$1,134	24%	$1,644	34%	(31)%
China	648	13%	922	19%	(30)%
Korea	1,153	24%	618	13%	87%
Japan	607	13%	366	7%	66%
Southeast Asia	188	4%	122	2%	54%
Asia Pacific	3,730	78%	3,672	75%	2%
United States	779	16%	924	19%	(16)%
Europe	279	6%	318	6%	(12)%
Total	$4,788	100%	$4,914	100%	(3)%

The changes in new orders from customers in Japan, Korea, Taiwan and the United Sates in the second quarter of fiscal 2015 compared to the prior quarter primarily reflected changes in customer mix for semiconductor equipment and services. The increase in new orders from customers in China in the second quarter of fiscal 2015 compared to the prior quarter primarily reflected higher orders for display equipment, partially offset by lower orders of semiconductor equipment.
The changes in new orders from customers in Korea, Japan, the United States and Taiwan in the second quarter and first half of fiscal 2015 compared to the same periods in the prior year primarily reflected changes in customer mix for semiconductor equipment, while the decrease in new orders from customers in China primarily reflected lower demand for TV manufacturing equipment than in the prior year.

Changes in backlog during the six months ended April 26, 2015 were as follows:

April 26, 2015
(In millions)
Beginning balance	$2,917
New orders	4,788
Net sales	(4,801)
Net adjustments	(122)
Ending balance	$2,782
Backlog consists of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; and (2) contractual service revenue and maintenance fees to be earned within the next 12 months. Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods due to the potential for customer changes in delivery schedules or cancellation of orders. Approximately 85 percent of backlog as of the end of the second quarter of fiscal 2015 is anticipated to be shipped within the next two quarters. Backlog adjustments were negative during the first half of fiscal 2015 and totaled $122 million, primarily consisting of unfavorable foreign currency impacts, order cancellations and other adjustments.
Backlog by reportable segment as of the end of the most recent three fiscal quarters was as follows:

	April 26, 2015		January 25, 2015		October 26, 2014		Q2 2015 over Q1 2015	Q2 2015 over Q4 2014

	(In millions, except percentages)
Silicon Systems Group	$1,468	53%	$1,369	49%	$1,400	48%	7%	5%
Applied Global Services	813	29%	837	30%	775	27%	(3)%	5%
Display	371	13%	418	15%	593	20%	(11)%	(37)%
Energy and Environmental Solutions	130	5%	154	6%	149	5%	(16)%	(13)%
Total	$2,782	100%	$2,778	100%	$2,917	100%	—%	(5)%
Total backlog in the second quarter of fiscal 2015 compared to the prior quarter was flat primarily due to new orders and net sales being approximately the same level during the second quarter. In the second quarter of fiscal 2015, approximately 65 percent of net sales in the Silicon Systems Group, Applied’s largest business segment, were for orders received and shipped within the quarter, slightly down from 66 percent in the prior quarter.

Net Sales
Net sales by reportable segment for the periods indicated were as follows:

	Three Months Ended						Change
	April 26, 2015		January 25, 2015		April 27, 2014		Q2 2015 over Q1 2015	Q2 2015 over Q2 2014

	(In millions, except percentages)
Silicon Systems Group	$1,560	64%	$1,446	61%	$1,584	67%	8%	(2)%
Applied Global Services	646	26%	583	25%	534	23%	11%	21%
Display	163	7%	275	12%	147	6%	(41)%	11%
Energy and Environmental Solutions	73	3%	55	2%	88	4%	33%	(17)%
Total	$2,442	100%	$2,359	100%	$2,353	100%	4%	4%

	Six Months Ended				Change
	April 26, 2015		April 27, 2014		YTD Q2 2015 over YTD Q2 2014

	(In millions, except percentages)
Silicon Systems Group	$3,006	63%	$3,068	67%	(2)%
Applied Global Services	1,229	25%	1,041	23%	18%
Display	438	9%	306	7%	43%
Energy and Environmental Solutions	128	3%	128	3%	—%
Total	$4,801	100%	$4,543	100%	6%
Net sales for the second quarter of fiscal 2015 increased compared to the prior quarter led by higher customer spending on semiconductor equipment, spares and services, partially offset by lower customer spending on display equipment. The Silicon Systems Group’s relative share of total net sales increased compared to the prior quarter and still remains the largest contributor of net sales.
For the second quarter and first half of fiscal 2015 compared to the same periods in the prior year, net sales increased primarily due to greater customer investments in semiconductor spares and services, 200mm and display equipment.
Net sales by geographic region, determined by the location of customers' facilities to which products were shipped, were as follows:

	Three Months Ended						Change
	April 26, 2015		January 25, 2015		April 27, 2014		Q2 2015 over Q1 2015	Q2 2015 over Q2 2014

	(In millions, except percentages)
Taiwan	$455	19%	$519	22%	$781	33%	(12)%	(42)%
China	412	17%	388	16%	428	18%	6%	(4)%
Korea	449	18%	464	20%	351	15%	(3)%	28%
Japan	257	10%	231	10%	215	9%	11%	20%
Southeast Asia	87	4%	85	4%	52	2%	2%	67%
Asia Pacific	1,660	68%	1,687	72%	1,827	77%	(2)%	(9)%
United States	632	26%	529	22%	370	16%	19%	71%
Europe	150	6%	143	6%	156	7%	5%	(4)%
Total	$2,442	100%	$2,359	100%	$2,353	100%	4%	4%

	Six Months Ended				Change
	April 26, 2015		April 27, 2014		YTD Q2 2015 over YTD Q2 2014

	(In millions, except percentages)
Taiwan	$974	20%	$1,486	33%	(34)%
China	800	17%	1,017	23%	(21)%
Korea	913	19%	552	12%	65%
Japan	488	10%	379	8%	29%
Southeast Asia	172	4%	139	3%	24%
Asia Pacific	3,347	70%	3,573	79%	(6)%
United States	1,161	24%	650	14%	79%
Europe	293	6%	320	7%	(8)%
Total	$4,801	100%	$4,543	100%	6%
The changes in net sales from customers in the United States, Taiwan and China in the second quarter of fiscal 2015 compared to the prior quarter primarily reflected changes in customer mix for semiconductor equipment. Lower customer spending on display equipment also contributed to the change in net sales from customers in China in the second quarter of fiscal 2015 compared to the prior quarter.
The changes in net sales from customers in the United States, Taiwan and Korea in the second quarter of fiscal 2015 compared to the same period in the prior year primarily reflected changes in customer mix for semiconductor equipment. The changes in net sales from customers in the United States, Korea, Taiwan and China in the first half of fiscal 2015 compared to the same period in fiscal 2014 primarily reflected changes in customer mix for semiconductor equipment. Higher customer spending on display equipment also contributed to the change in net sales from customers in China in the first half of fiscal 2015 compared to the prior year.
Gross Margin
Gross margins for the periods indicated were as follows:

	Three Months Ended			Change		Six Months Ended		Change
	April 26, 2015	January 25, 2015	April 27, 2014	Q2 2015 over Q1 2015	Q2 2015 over Q2 2014	April 26, 2015	April 27, 2014	YTD Q2 2015 over YTD Q2 2014

	(In millions, except percentages)
Gross profit	$1,016	$959	$1,001	$57	$15	$1,975	$1,892	$83
Gross margin	41.6%	40.7%	42.5%	0.9 point	(0.9) point	41.1%	41.6%	(0.5) point
Non-GAAP Adjusted Results
Non-GAAP adjusted gross profit	$1,055	$999	$1,041	$56	$14	$2,054	$1,971	$83
Non-GAAP adjusted gross margin	43.2%	42.3%	44.2%	0.9 point	(1.0) point	42.8%	43.4%	(0.6) point
Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
Gross profit, non-GAAP adjusted gross profit, gross margin and non-GAAP adjusted gross margin in the second quarter of fiscal 2015 increased compared to the prior quarter, primarily due to higher net sales and favorable changes in product and customer mix. Gross profit and non-GAAP adjusted gross profit for the second quarter and first half of fiscal 2015 increased compared to the same periods in the prior year, primarily reflecting higher net sales, but decreased as a percentage of net sales primarily due to unfavorable changes in product mix. Gross profit and non-GAAP adjusted gross profit during each of the three months ended April 26, 2015, January 25, 2015 and April 27, 2014 included $14 million, $15 million and $13 million, respectively, of share-based compensation expense. Gross profit and non-GAAP adjusted gross profit during the six months ended April 26, 2015 and April 27, 2014 included $29 million and $27 million, respectively, of share-based compensation expense.

Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended			Change		Six Months Ended		Change
	April 26, 2015	January 25, 2015	April 27, 2014	Q2 2015 over Q1 2015	Q2 2015 over Q2 2014	April 26, 2015	April 27, 2014	YTD Q2 2015 over YTD Q2 2014

	(In millions)
Research, development and engineering	$365	$351	$355	$14	$10	$716	$711	$5

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

Management believes that it is critical to continue to make substantial investments in RD&E to assure the availability of innovative technology that meets the current and projected requirements of its customers’ most advanced designs. Applied has maintained and intends to continue its commitment to investing in RD&E in order to continue to offer new products and technologies. RD&E expenses increased slightly during the second quarter and first half of fiscal 2015 compared to the prior quarter and the same periods in the prior year, reflecting ongoing investment in product development initiatives. RD&E expenses during the three months ended April 26, 2015, January 25, 2015 and April 27, 2014 included $17 million, $18 million and $16 million, respectively, of share-based compensation expense. RD&E expense during the six months ended April 26, 2015 and April 27, 2014 included $35 million and $33 million, respectively, of share-based compensation expense.
Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended			Change		Six Months Ended		Change
	April 26, 2015	January 25, 2015	April 27, 2014	Q2 2015 over Q1 2015	Q2 2015 over Q2 2014	April 26, 2015	April 27, 2014	YTD Q2 2015 over YTD Q2 2014

	(In millions)
Marketing and selling	$109	$111	$107	$(2)	$2	$220	$216	$4
There were no significant changes in marketing and selling expenses for the second quarter and first half of fiscal 2015 compared to the prior quarter and the same periods in fiscal 2014. Marketing and selling expenses during the three months ended April 26, 2015, January 25, 2015 and April 27, 2014 included $7 million, $6 million and $5 million, respectively, of share-based compensation expense. Marketing and selling expenses during the six months ended April 26, 2015 and April 27, 2014 included $13 million and $11 million, respectively, of share-based compensation.

General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended			Change		Six Months Ended		Change
	April 26, 2015	January 25, 2015	April 27, 2014	Q2 2015 over Q1 2015	Q2 2015 over Q2 2014	April 26, 2015	April 27, 2014	YTD Q2 2015 over YTD Q2 2014

	(In millions)
General and administrative	$140	$117	$129	$23	$11	$257	$249	$8
G&A expenses for the second quarter of fiscal 2015 increased compared to the prior quarter primarily due to the absence of temporary holiday shutdown savings that were included in the prior quarter. G&A expenses for the second quarter and first half of fiscal 2015 increased compared to the same periods of the prior year primarily attributable to higher acquisition-related and integration costs related to the proposed business combination with TEL. G&A expenses during the three months ended April 26, 2015, January 25, 2015 and April 27, 2014 included $9 million, $9 million and $8 million, respectively, of share-based compensation expense. G&A expenses during the six months ended April 26, 2015 and April 27, 2014 included $18 million and $17 million, respectively, of share-based compensation.
Gain (Loss) on Derivatives Associated with Announced Business Combination
Gain on derivatives associated with announced business combination amounted to $14 million and $78 million during the three months ended April 26, 2015 and January 25, 2015, respectively, and loss on derivatives associated with announced business combination amounted to $23 million during the three months ended April 27, 2014. Gain on derivatives associated with announced business combination amounted to $92 million and $1 million during the six months ended April 26, 2015 and April 27, 2014. Changes in gain (loss) on derivatives result from sale of derivative contracts and exchange rate fluctuations. For further details, see Note 5 of Notes to Consolidated Condensed Financial Statements.
Interest Expense and Interest and Other Income (Loss), net
Interest expense and interest and other income, net for the periods indicated were as follows:

	Three Months Ended			Change		Six Months Ended		Change
	April 26, 2015	January 25, 2015	April 27, 2014	Q2 2015 over Q1 2015	Q2 2015 over Q2 2014	April 26, 2015	April 27, 2014	YTD Q2 2015 over YTD Q2 2014

	(In millions)
Interest expense	$24	$23	$23	$1	$1	$47	$48	$(1)
Interest and other income (loss), net	$(3)	$2	$1	$(5)	$(4)	$(1)	$11	$(12)
Interest expense remained flat in the second quarter and first half of fiscal 2015 compared to the prior quarter and to the same periods in fiscal 2014. Interest expenses incurred were primarily associated with the senior unsecured notes issued in June 2011.

The changes in interest and other income (loss), net in the second quarter and first half of fiscal 2015 compared to the prior quarter and to the same periods in fiscal 2014 were primarily due to higher impairment of strategic investments recorded during the quarter. In addition, there were lower realized gains on sales of securities during the first half of fiscal 2015 compared to the same period in fiscal 2014.

Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

	Three Months Ended			Change		Six Months Ended		Change
	April 26, 2015	January 25, 2015	April 27, 2014	Q2 2015 over Q1 2015	Q2 2015 over Q2 2014	April 26, 2015	April 27, 2014	YTD Q2 2015 over YTD Q2 2014

	(In millions, except percentages)
Provision for income taxes	$25	$89	$103	$(64)	$(78)	$114	$165	$(51)
Effective tax rate	6.4%	20.4%	28.2%	(14.0) points	(21.8) points	13.8%	24.3%	(10.5) points
Applied’s effective tax rate is affected by the geographical composition of income, which includes jurisdictions with income tax incentives and differing tax rates. It is also affected by discrete events that are not consistent from period to period, such as changes in income tax laws and regulations and the resolution of income tax filings.

Applied’s effective tax rate for the second quarter of fiscal 2015 was lower than the rate for the prior quarter due primarily to resolutions and changes related to income tax liabilities for prior years, acquisition costs that became deductible in the second quarter of fiscal 2015 as a result of the termination of the proposed business combination with TEL, and changes in the geographical composition of income, offset by reinstatement of the U.S. federal research and development tax credit during the first quarter of fiscal 2015 which was retroactive to its expiration in December 2013.

The effective tax rate for the second quarter of fiscal 2015 was lower than in the same period in the prior year due primarily to resolutions and changes related to income tax liabilities for prior years, acquisition costs that became deductible in the second quarter of fiscal 2015 as a result of the termination of the proposed business combination with TEL, and changes in the geographical composition of income. The effective tax rate for the first half of fiscal 2015 was lower than in the same period in the prior year primarily due to resolutions and changes related to income tax liabilities for prior years, reinstatement of the U.S. federal research and development tax credit during the first quarter of fiscal 2015 which was retroactive to its expiration in December 2013, acquisition costs that became deductible in the second quarter of fiscal 2015 as a result of the termination of the proposed business combination with TEL and changes in the geographical composition of income.

The effective tax rate for the three and six months ended April 26, 2015 also includes the effect of an adjustment primarily to correct an error in the recognition of cost of sales in the U.S. related to intercompany sales. While this error had no impact on Applied’s consolidated cost of sales, it resulted in overstating profitability in the U.S. and the provision for income taxes, income taxes payable and other tax balance sheet accounts in each year since fiscal 2010. The impact of the adjustment to the three months and six months ended April 26, 2015 was a decrease in provision for income taxes of $39 million and $35 million, respectively. See Note 1 of Notes to Condensed Consolidated Financial Statements.

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
The competitive environment for the Silicon Systems Group in the first half of fiscal 2015 reflected continued investment by semiconductor manufacturers, with net sales to memory customers improving during this period as manufacturers of DRAM and NAND products invest in technology upgrades. Foundry investments were also a key driver of the segment’s net sales as customers ramp wafer starts at advanced nodes to meet demand for advanced mobile chips.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	April 26, 2015	January 25, 2015	April 27, 2014	Q2 2015 over Q1 2015		Q2 2015 over Q2 2014

	(In millions, except percentages and ratios)
New orders	$1,704	$1,426	$1,664	$278	19%	$40	2%
Net sales	1,560	1,446	1,584	114	8%	(24)	(2)%
Book to bill ratio	1.1	1.0	1.1
Operating income	374	307	391	67	22%	(17)	(4)%
Operating margin	24.0%	21.2%	24.7%		2.8 points		(0.7) point
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$418	$350	$433	68	19%	(15)	(3)%
Non-GAAP adjusted operating margin	26.8%	24.2%	27.3%		2.6 points		(0.5) point

	Six Months Ended		Change
	April 26, 2015	April 27, 2014	YTD Q2 2015 over YTD Q2 2014

	(In millions, except percentages and ratios)
New orders	$3,130	$3,233	$(103)	(3)%
Net sales	3,006	3,068	(62)	(2)%
Book to bill ratio	1.0	1.1
Operating income	681	705	(24)	(3)%
Operating margin	22.7%	23.0%		(0.3) point
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$768	$790	(22)	(3)%
Non-GAAP adjusted operating margin	25.5%	25.7%		(0.2) point

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."

New orders for the Silicon Systems Group by end use application for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 26, 2015	January 25, 2015	April 27, 2014	April 26, 2015	April 27, 2014
Foundry	36%	34%	50%	35%	55%
Memory	52%	52%	38%	52%	35%
Logic and other	12%	14%	12%	13%	10%
	100%	100%	100%	100%	100%
New orders for the second quarter of fiscal 2015 increased compared to the prior quarter primarily due to higher demand from memory and foundry customers. Net sales for the second quarter of fiscal 2015 increased sequentially primarily due to higher spending from memory customers. Approximately 65 percent of net sales in the second quarter of fiscal 2015 were for orders received and shipped within the quarter. Operating margin and non-GAAP adjusted operating margin increased primarily due to higher net sales and favorable changes in product mix. In the second quarter of fiscal 2015, four customers accounted for approximately 70 percent of this segment's total new orders and three customers accounted for approximately 55 percent of this segment's total net sales.
New orders for the second quarter of fiscal 2015 increased compared to the same period in fiscal 2014 primarily due to increased demand from memory customers, partially offset by lower demand from foundry customers. Net sales for the second quarter and first half of fiscal 2015 and new orders for the first half of fiscal 2015 decreased compared to the same periods in fiscal 2014 mainly due to decreased demand and spending from foundry customers, partially offset by higher demand and investments from memory customers. Operating income and non-GAAP adjusted operating income slightly decreased in the second quarter and first half of fiscal 2015 compared to the same periods in the prior year, reflecting the decrease in net sales.
The following region accounted for at least 30 percent of total net sales for the Silicon Systems Group segment for one or more of the periods indicated:

	Three Months Ended						Change
	April 26, 2015		January 25, 2015		April 27, 2014		Q2 2015 over Q1 2015	Q2 2015 over Q2 2014

	(In millions, except percentages)
Taiwan	$306	20%	$382	26%	$652	41%	(20)%	(53)%

	Six Months Ended				Change
	April 26, 2015		April 27, 2014		YTD Q2 2015 over YTD Q2 2014

	(In millions, except percentages)
Taiwan	$689	23%	$1,245	41%	(45)%
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
Industry conditions that affected Applied Global Services' sales of spares and services during the first six months of fiscal 2015 were principally semiconductor manufacturers' wafer starts, as well as utilization rates.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	April 26, 2015	January 25, 2015	April 27, 2014	Q2 2015 over Q1 2015		Q2 2015 over Q2 2014

	(In millions, except percentages and ratios)
New orders	$641	$690	$537	$(49)	(7)%	$104	19%
Net sales	646	583	534	63	11%	112	21%
Book to bill ratio	1.0	1.2	1.0
Operating income	170	153	148	17	11%	22	15%
Operating margin	26.3%	26.2%	27.7%		0.1 point		(1.4) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	170	154	150	16	10%	20	13%
Non-GAAP adjusted operating margin	26.3%	26.4%	28.1%		(0.1) point		(1.8) points

	Six Months Ended		Change
	April 26, 2015	April 27, 2014	YTD Q2 2015 over YTD Q2 2014

	(In millions, except percentages and ratios)
New orders	$1,331	$1,134	$197	17%
Net sales	1,229	1,041	188	18%
Book to bill ratio	1.1	1.1
Operating income	323	273	50	18%
Operating margin	26.3%	26.2%		0.1 point
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$324	$276	48	17%
Non-GAAP adjusted operating margin	26.4%	26.5%		(0.1) point

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
New orders for the second quarter of fiscal 2015 decreased compared to the prior quarter primarily due to service contract renewals being seasonally higher in the first quarter, partially offset by higher demand for semiconductor spares. Net sales for the second quarter of fiscal 2015 increased from the prior quarter primarily due to higher investment in semiconductor spares and services as well as in 200mm equipment systems and mask equipment upgrades. Operating income and non-GAAP adjusted operating income increased compared to the prior quarter, primarily due to higher net sales, partially offset by unfavorable changes in product mix.
New orders and net sales for the second quarter of fiscal 2015 increased compared to the same period in fiscal 2014 mainly due to higher demand for semiconductor spares and services and 200mm equipment systems. Operating income and non-GAAP adjusted operating income increased in the second quarter and first half of fiscal 2015 compared to the same period in the prior year, reflecting the increase in net sales. Operating margin and non-GAAP adjusted operating margin in the second quarter of fiscal 2015 decreased compared to the comparable period in fiscal 2014, despite the increase in net sales, primarily due to unfavorable changes in product mix.
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
The market environment for Applied's Display segment in the first half of fiscal 2015 has been characterized by continued demand for manufacturing equipment for TV and high-end mobile devices, although this sector remains susceptible to highly cyclical conditions. Uneven order and revenue patterns in the Display segment can cause significant fluctuations quarter-over-quarter, as well as year-over year.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	April 26, 2015	January 25, 2015	April 27, 2014	Q2 2015 over Q1 2015		Q2 2015 over Q2 2014

	(In millions, except percentages and ratios)
New orders	$120	$107	$340	$13	12%	$(220)	(65)%
Net sales	163	275	147	(112)	(41)%	16	11%
Book to bill ratio	0.7	0.4	2.3
Operating income	40	72	26	(32)	(44)%	14	54%
Operating margin	24.5%	26.2%	17.7%		(1.7) points		6.8 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$40	$73	$26	(33)	(45)%	14	54%
Non-GAAP adjusted operating margin	24.5%	26.5%	17.7%		(2.0) points		6.8 points

	Six Months Ended		Change
	April 26, 2015	April 27, 2014	YTD Q2 2015 over YTD Q2 2014

	(In millions, except percentages and ratios)
New orders	$227	$419	$(192)	(46)%
Net sales	438	306	132	43%
Book to bill ratio	0.5	1.4
Operating income	112	52	60	115%
Operating margin	25.6%	17.0%		8.6 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$113	$53	60	113%
Non-GAAP adjusted operating margin	25.8%	17.3%		8.5 points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
New orders for the second quarter of fiscal 2015 increased compared to the prior quarter primarily due to a increase in TV manufacturing equipment orders, while net sales were lower compared to the prior quarter due to timing of shipments of TV manufacturing equipment. Operating income, operating margin, non-GAAP adjusted operating income and non-GAAP adjusted operating margin decreased compared to the prior quarter, reflecting decreased net sales, partially offset by changes in product mix. Four customers accounted for approximately 82 percent of new orders for this segment during the second quarter of fiscal 2015. Three customers accounted for approximately 81 percent of net sales for the Display segment in the second quarter of fiscal 2015, with one customer accounting for more than 30 percent of net sales.
New orders for the second quarter and first half of fiscal 2015 decreased compared to the same periods in the prior year primarily due to lower TV manufacturing equipment orders. Net sales for the second quarter and first half of fiscal 2015 were higher compared to the same periods in the prior year mainly due to shipments of TV equipment during fiscal 2015. Operating income and non-GAAP adjusted operating income increased for the second quarter and first half of fiscal 2015 from the comparable period in fiscal 2014, reflecting higher net sales and favorable product mix.
The following region accounted for at least 30 percent of total net sales for the Display segment for one or more of the periods indicated:

	Three Months Ended						Change
	April 26, 2015		January 25, 2015		April 27, 2014		Q2 2015 over Q1 2015	Q2 2015 over Q2 2014

	(In millions, except percentages)
China	$138	85%	$239	87%	$135	92%	(42)%	2%

	Six Months Ended				Change
	April 26, 2015		April 27, 2014		YTD Q2 2015 over YTD Q2 2014

	(In millions, except percentages)
China	$377	86%	$290	95%	30%

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
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	April 26, 2015	January 25, 2015	April 27, 2014	Q2 2015 over Q1 2015		Q2 2015 over Q2 2014

	(In millions, except percentages and ratios)
New orders	$50	$50	$88	$—	—%	$(38)	(43)%
Net sales	73	55	88	18	33%	(15)	(17)%
Book to bill ratio	0.7	0.9	1.0
Operating income (loss)	(5)	(4)	5	(1)	(25)%	(10)	(200)%
Operating margin	(6.8)%	(7.3)%	5.7%		0.5 point		(12.5) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income (loss)	(4)	(3)	7	(1)	(33)%	(11)	(157)%
Non-GAAP adjusted operating margin	(5.5)%	(5.5)%	8.0%		—		(13.5) points

	Six Months Ended		Change
	April 26, 2015	April 27, 2014	YTD Q2 2015 over YTD Q2 2014

	(In millions, except percentages and ratios)
New orders	$100	$128	$(28)	(22)%
Net sales	128	128	—	—%
Book to bill ratio	0.8	1.0
Operating loss	(9)	(6)	(3)	(50)%
Operating margin	(7.0)%	(4.7)%		(2.3) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating loss	$(7)	$(3)	(4)	(133)%
Non-GAAP adjusted operating margin	(5.5)%	(2.3)%		(3.2) points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results.".

New orders and net sales during the periods presented remained at low levels due to continued excess manufacturing capacity in the solar industry. Three customers accounted for approximately 50 percent of new orders and three customers accounted for approximately 58 percent of net sales for this segment during the second quarter of fiscal 2015. Operating loss and non-GAAP adjusted operating loss increased for the second quarter and first half of fiscal 2015 compared to the prior quarter and the same periods in the prior year primarily due to unfavorable product mix.
The following region accounted for at least 30 percent of total net sales for the Energy and Environmental Solutions segment for one or more of the periods presented:

	Three Months Ended						Change
	April 26, 2015		January 25, 2015		April 27, 2014		Q2 2015 over Q1 2015	Q2 2015 over Q2 2014

	(In millions, except percentages)
China	$24	33%	$30	55%	$65	74%	(20)%	(63)%

	Six Months Ended				Change
	April 26, 2015		April 27, 2014		YTD Q2 2015 over YTD Q2 2014

	(In millions, except percentages)
China	$54	42%	$76	59%	(29)%

Financial Condition, Liquidity and Capital Resources
Applied's cash, cash equivalents and investments consist of the following:

	April 26, 2015	October 26, 2014

	(In millions)
Cash and cash equivalents	$3,067	$3,002
Short-term investments	163	160
Long-term investments	936	935
Total cash, cash-equivalents and investments	$4,166	$4,097
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Six Months Ended
	April 26, 2015	April 27, 2014

	(In millions)
Cash provided by operating activities	$358	$809
Cash provided by (used in) investing activities	$(140)	$84
Cash used in financing activities	$(152)	$(151)
Operating Activities
Cash from operating activities for the six months ended April 26, 2015 was $358 million, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation and deferred income taxes. Cash from operating activities reflected increases in accounts receivable and inventories, and decreases in accounts payable, accrued expenses and customer deposits.
Applied did not discount promissory notes or utilize programs to discount letters of credit issued by customers during the three and six months ended April 26, 2015. Applied discounted $29 million of letters of credit issued by customers during the three and six months ended April 27, 2014. Discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied did not factor any accounts receivable during the three and six months ended April 26, 2015 or the three months ended April 27, 2014, and factored accounts receivable of $45 million during the six months ended April 27, 2014.
Applied’s working capital was $4.8 billion at April 26, 2015 and $4.1 billion at October 26, 2014.
Days sales, inventory and payable outstanding at the end of each of the periods indicated were:

	April 26, 2015	January 25, 2015	April 27, 2014

Days sales outstanding	67	61	62
Days inventory outstanding	109	107	105
Days payable outstanding	41	42	41
Days sales outstanding varies due to the timing of shipments and payment terms. Days sales outstanding increased in the second quarter of fiscal 2015 compared to the prior quarter primarily due to unfavorable revenue linearity. Days inventory outstanding increased during the second quarter of fiscal 2015 compared to the prior quarter reflecting higher inventories at quarter end partially offset by higher business volumes. Days payable outstanding decreased slightly during the second quarter of fiscal 2015 compared to the prior quarter due to increased business volumes.

Investing Activities
Applied used $140 million of cash in investing activities during the six months ended April 26, 2015. Purchases of investments, net of proceeds from sales and maturities of investments, totaled $27 million and capital expenditures were $113 million during the six months ended April 26, 2015.
Financing Activities
Applied used cash for financing activities in the amount of $152 million during the six months ended April 26, 2015, consisting primarily of $245 million in payment of cash dividends to stockholders, offset by excess tax benefits from share-based compensation of $51 million and proceeds from common stock issuances and other of $42 million.
In March 2015 and December 2014, Applied's Board of Directors declared quarterly cash dividends in the amount of $0.10 per share. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in May 2017. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at April 26, 2015. Remaining credit facilities in the amount of approximately $67 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both April 26, 2015 and October 26, 2014, and Applied has not utilized these credit facilities.
In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. At April 26, 2015 and October 26, 2014, Applied did not have any commercial paper outstanding, but may issue commercial paper notes under this program from time to time in the future.
Applied had senior unsecured notes in the aggregate principal amount of $1.95 billion outstanding as of April 26, 2015. The indentures governing these notes include covenants with which Applied was in compliance at April 26, 2015. See Note 10 of Notes to Consolidated Condensed Financial Statements for additional discussion of long-term debt. Applied may seek to refinance its existing long-term debt and may incur additional indebtedness depending on Applied's capital requirements and the availability of financing.
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of April 26, 2015, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $55 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of April 26, 2015, Applied Materials, Inc. has provided parent guarantees to banks for approximately $102 million to cover these arrangements.
Others
During the fourth quarter of fiscal 2014 and 2013, Applied purchased foreign exchange option contracts to limit its foreign exchange risk associated with the announced business combination with TEL. At April 26, 2015, the fair value of these foreign exchange option contracts was approximately $142 million. To further mitigate credit exposure in connection with these foreign exchange option contracts, Applied entered into security arrangements with certain counterparties, which require the counterparties to post collateral amounting to the approximate fair value of the derivative contracts. The cash collateral is included in cash and cash equivalents in the Consolidated Condensed Balance Sheets, with the corresponding liability included in accounts payable and accrued expenses. Subsequent to April 26, 2015, due to the termination of the proposed business combination with TEL, these foreign exchange option contracts were sold. See Note 5 of Notes to Consolidated Condensed Financial Statements for additional discussion of derivative instruments.

Applied’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, municipal bonds, corporate bonds and mortgage-backed and asset-backed securities, as well as equity securities. Applied regularly monitors the credit risk in its investment portfolio and takes appropriate measures, which may include the sale of certain securities, to manage such risks prudently in accordance with its investment policies. During the three and six months ended April 26, 2015, Applied did not recognize any impairment of its fixed income or publicly traded equity securities. At April 26, 2015, gross unrealized losses due to a decrease in the fair value of certain fixed income securities were not material.
During the three and six months ended April 26, 2015, Applied did not record a bad debt provision. While Applied believes that its allowance for doubtful accounts at April 26, 2015 is adequate, it will continue to closely monitor customer liquidity and economic conditions.
As of April 26, 2015, approximately $2.8 billion of cash, cash equivalents, and marketable securities held by foreign subsidiaries may be subject to U.S. taxes if repatriated for U.S. operations. Of this amount, Applied intends to permanently reinvest approximately $2.3 billion of these funds outside of the U.S. and does not plan to repatriate these funds. For the remaining cash, cash equivalents and marketable securities held by foreign subsidiaries, U.S. taxes have been provided for in the financial statements.
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

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results:
APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended			Six Months Ended
(In millions, except percentages)	April 26, 2015	January 25, 2015	April 27, 2014	April 26, 2015	April 27, 2014

Non-GAAP Adjusted Gross Profit
Reported gross profit - GAAP basis	$1,016	$959	$1,001	$1,975	$1,892
Certain items associated with acquisitions[1]	39	40	39	79	78
Acquisition integration costs	—	—	1	—	1
Non-GAAP adjusted gross profit	$1,055	$999	$1,041	$2,054	$1,971
Non-GAAP adjusted gross margin	43.2%	42.3%	44.2%	42.8%	43.4%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$416	$458	$387	$874	$717
Certain items associated with acquisitions[1]	45	46	46	91	91
Acquisition integration costs	—	1	10	1	21
Loss (gain) on derivatives associated with announced business combination, net	(14)	(78)	23	(92)	(1)
Certain items associated with announced business combination[2]	29	20	16	49	27
Restructuring charges and asset impairments[3]	—	—	—	—	7
Non-GAAP adjusted operating income	$476	$447	$482	$923	$862
Non-GAAP adjusted operating margin	19.5%	18.9%	20.5%	19.2%	19.0%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis[4]	$364	$348	$262	$712	$515
Certain items associated with acquisitions[1]	45	46	46	91	91
Acquisition integration costs	—	1	10	1	21
Loss (gain) on derivatives associated with announced business combination, net	(14)	(78)	23	(92)	(1)
Certain items associated with announced business combination[2]	29	20	16	49	27
Restructuring charges and asset impairments[3]	—	—	—	—	7
Impairment (gain on sale) of strategic investments, net	6	1	2	7	(3)
Reinstatement of federal R&D tax credit, resolution of prior years’ income tax filings and other tax items[4]	(54)	(17)	12	(71)	(3)
Income tax effect of non-GAAP adjustments	(14)	17	(23)	3	(27)
Non-GAAP adjusted net income	$362	$338	$348	$700	$627

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

2	These items are incremental charges related to the announced business combination agreement with Tokyo Electron Limited, consisting of acquisition-related and integration planning costs.

3	Results for the six months ended April 27, 2014 included a $7 million of employee-related costs related to the restructuring program announced on October 3, 2012.

4
Amounts for the three and six months ended April 26, 2015 included an adjustment to decrease the provision for income taxes by $39 million and $35 million, respectively, with a corresponding increase in net income, resulting in an increase in diluted earnings per share of $0.03. The adjustment was excluded in Applied's non-GAAP adjusted results and was made primarily to correct an error in the recognition of cost of sales in the U.S. related to intercompany sales, which resulted in overstating profitability in the U.S. and the provision for income taxes in immaterial amounts in each year since fiscal 2010.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended			Six Months Ended
(In millions, except per share amounts)	April 26, 2015	January 25, 2015	April 27, 2014	April 26, 2015	April 27, 2014

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis[1]	$0.29	$0.28	$0.21	$0.57	$0.42
Certain items associated with acquisitions	0.03	0.03	0.03	0.07	0.06
Acquisition integration costs	—	—	0.01	—	0.01
Loss (gain) on derivatives associated with announced business combination, net	(0.01)	(0.04)	0.01	(0.05)	—
Certain items associated with announced business combination	0.02	0.01	0.01	0.03	0.02
Reinstatement of federal R&D tax credit, resolution of prior years’ income tax filings and other tax items[1]	(0.04)	(0.01)	0.01	(0.06)	—
Non-GAAP adjusted earnings per diluted share	$0.29	$0.27	$0.28	$0.56	$0.51
Weighted average number of diluted shares	1,241	1,240	1,229	1,241	1,227

1
Amounts for the three and six months ended April 26, 2015 included an adjustment to decrease the provision for income taxes by $39 million and $35 million, respectively, with a corresponding increase in net income, resulting in an increase in diluted earnings per share of $0.03. The adjustment was excluded in Applied's non-GAAP adjusted results and was made primarily to correct an error in the recognition of cost of sales in the U.S. related to intercompany sales, which resulted in overstating profitability in the U.S. and the provision for income taxes in immaterial amounts in each year since fiscal 2010.

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended			Six Months Ended
(In millions, except percentages)	April 26, 2015	January 25, 2015	April 27, 2014	April 26, 2015	April 27, 2014

SSG Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$374	$307	$391	$681	$705
Certain items associated with acquisitions[1]	44	43	42	87	84
Acquisition integration costs	—	—	—	—	1
Non-GAAP adjusted operating income	$418	$350	$433	$768	$790
Non-GAAP adjusted operating margin	26.8%	24.2%	27.3%	25.5%	25.7%
AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$170	$153	$148	$323	$273
Certain items associated with acquisitions[1]	—	1	2	1	3
Non-GAAP adjusted operating income	$170	$154	$150	$324	$276
Non-GAAP adjusted operating margin	26.3%	26.4%	28.1%	26.4%	26.5%
Display Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$40	$72	$26	$112	$52
Certain items associated with acquisitions[1]	—	1	—	1	1
Non-GAAP adjusted operating income	$40	$73	$26	$113	$53
Non-GAAP adjusted operating margin	24.5%	26.5%	17.7%	25.8%	17.3%
EES Non-GAAP Adjusted Operating Income (Loss)
Reported operating income (loss) - GAAP basis	$(5)	$(4)	$5	$(9)	$(6)
Certain items associated with acquisitions[1]	1	1	2	2	3
Non-GAAP adjusted operating income (loss)	$(4)	$(3)	$7	$(7)	$(3)
Non-GAAP adjusted operating margin	(5.5)%	(5.5)%	8.0%	(5.5)%	(2.3)%

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

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
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $1.0 billion at April 26, 2015. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at April 26, 2015, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $15 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. At April 26, 2015, the carrying amount of debt issued by Applied was $1.9 billion with an estimated fair value of $2.2 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s debt issuances of approximately $172 million at April 26, 2015.
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
Changes in Internal Control Over Financial Reporting
During the second quarter of fiscal 2015, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The information set forth under “Legal Matters” in Note 14 in Notes to Consolidated Condensed Financial Statements is incorporated herein by reference.

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
Uncertain global economic conditions along with uncertainties in the financial markets, national debt and fiscal concerns in various regions, and government austerity measures, are posing challenges to the industries in which Applied operates. The markets for semiconductors and flat panel displays in particular depend largely on consumer spending, while the solar market depends in part on government incentives and the availability of financing for PV installations. Economic uncertainty and related factors exacerbate negative trends in business and consumer spending and may cause certain Applied customers to push out, cancel, or refrain from placing orders for equipment or services, which may in turn reduce Applied's net sales, reduce backlog, and affect Applied’s ability to convert backlog to sales. Uncertain market conditions, difficulties in obtaining capital, or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, which can also result in lower sales and/or additional inventory or bad debt expense for Applied. These conditions may similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for Applied’s products or added costs. In addition, these conditions may lead to strategic alliances by, or consolidation of, other equipment manufacturers, which could adversely affect Applied’s ability to compete effectively.
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

Applied must accurately forecast, and allocate appropriate resources and investment towards addressing, key technology changes and inflections in order to enable opportunities for gains.
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
Applied’s semiconductor customer base historically has been, and is becoming even more, highly concentrated as a result of economic and industry conditions. In the first six months of fiscal 2015, three semiconductor manufacturers accounted for approximately 56 percent of Silicon Systems Group net sales and two customers accounted for 33 percent of Applied’s consolidated net sales. Applied’s display customer base is also highly concentrated, while concentration within Applied’s solar customer base varies depending on the product line but is increasing due to challenging industry conditions. Applied’s customer base is also geographically-concentrated. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for tabular presentations of net sales by geographic region.
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
In the second quarter of fiscal 2015, approximately 74 percent of Applied’s net sales were to customers in regions outside the United States. Moreover, China now represents the largest market for various electronic products, such as TVs, PCs, and smartphones. Certain of Applied’s R&D and manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in Singapore, Taiwan, China, Korea, Israel, Germany and Italy. Applied is also expanding its business and operations in new countries. The global nature of Applied’s business and operations, combined with the need to continually improve the Company’s operating cost structure, presents challenges, including but not limited to those arising from:

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
In addition, Applied must regularly implement or update comprehensive programs and processes to better align its global organizations, including initiatives to enhance its supply chain and improve back office and information technology infrastructure for more efficient transaction processing. The implementation of new processes and additional functionality to the existing systems entails certain risks, including difficulties with changes in business processes that could disrupt Applied’s operations, such as its ability to track orders and timely ship products, project inventory requirements, manage its supply chain and aggregate financial and operational data. During transitions Applied must continue to rely on legacy information systems, which may be costly or inefficient, while the implementation of new initiatives may not achieve the anticipated benefits and may divert management’s attention from other operational activities, or have other unintended consequences.
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
As a global company, Applied is subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Applied’s future annual and quarterly tax rates could be affected by numerous factors, including changes in the: (1) applicable tax laws; (2) amount and composition of pre-tax income in countries with differing tax rates; (3) plans of the Company to permanently reinvest certain funds held outside of the U.S.; and (4) valuation of Applied’s deferred tax assets and liabilities. As of April 26, 2015, Applied intends to permanently reinvest approximately $2.3 billion of these funds outside of the U.S. and does not plan to repatriate these funds.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of fiscal 2015, there were no shares of common stock repurchased by Applied. On March 5, 2012, Applied's Board of Directors approved a stock repurchase program authorizing up to $3.0 billion in repurchases over the three years through March 2015. During the three-year period of the program ended March 2015, Applied repurchased a total of $1.4 billion of its common stock. On April 26, 2015, the Board of Directors approved a new common stock repurchase program authorizing up to $3.0 billion in repurchases over the three years ending April 2018.

Item 6.    Exhibits
Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.1	Mutual Termination Agreement, dated as of April 26, 2015 (U.S.) and April 27, 2015 (Japan), by and among Applied Materials, Inc., Tokyo Electron Limited and Eteris B.V.	8-K	000-06920	2.1	4/27/2015
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

†	Filed herewith.

‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ ROBERT J. HALLIDAY
Robert J. Halliday Senior Vice President, Chief Financial Officer (Principal Financial Officer)
May 21, 2015

By:	/s/ CHARLES W. READ
Charles W. Read Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
May 21, 2015