Form 10-Q
period 2015-07-26
APPLIED MATERIALS INC /DE
filed 2015-08-20
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 26, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of July 26, 2015: 1,200,619,417

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 26, 2015

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
	(Unaudited)
Net sales	$2,490	$2,265	$7,291	$6,808
Cost of products sold	1,472	1,273	4,298	3,924
Gross profit	1,018	992	2,993	2,884
Operating expenses:
Research, development and engineering	372	357	1,088	1,068
Marketing and selling	112	108	332	324
General and administrative	135	126	392	375
Loss (gain) on derivatives associated with terminated business combination	3	10	(89)	9
Total operating expenses	622	601	1,723	1,776
Income from operations	396	391	1,270	1,108
Interest expense	24	24	71	72
Interest and other income, net	3	3	2	14
Income before income taxes	375	370	1,201	1,050
Provision for income taxes	46	69	160	234
Net income	$329	$301	$1,041	$816
Earnings per share:
Basic	$0.27	$0.25	$0.85	$0.67
Diluted	$0.27	$0.24	$0.84	$0.66
Weighted average number of shares:
Basic	1,221	1,218	1,225	1,213
Diluted	1,231	1,233	1,238	1,230
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Nine Months Ended
	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
	(Unaudited)
Net income	$329	$301	$1,041	$816
Other comprehensive income (loss), net of tax:
Change in unrealized net gain on investments	1	(1)	(3)	(1)
Change in unrealized net loss on derivative investments	(5)	—	(5)	(2)
Change in defined and postretirement benefit plans	—	—	(43)	—
Change in cumulative translation adjustments	11	—	9	(1)
Other comprehensive income (loss), net of tax	7	(1)	(42)	(4)
Comprehensive income	$336	$300	$999	$812
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	July 26, 2015	October 26, 2014

ASSETS
Current assets:
Cash and cash equivalents	$2,574	$3,002
Short-term investments	169	160
Accounts receivable, net	1,991	1,670
Inventories	1,739	1,567
Other current assets	570	568
Total current assets	7,043	6,967
Long-term investments	958	935
Property, plant and equipment, net	882	861
Goodwill	3,304	3,304
Purchased technology and other intangible assets, net	811	951
Deferred income taxes and other assets	155	156
Total assets	$13,153	$13,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, notes payable and accrued expenses	$2,162	$1,883
Customer deposits and deferred revenue	858	940
Total current liabilities	3,020	2,823
Long-term debt	1,547	1,947
Other liabilities	609	536
Total liabilities	5,176	5,306
Stockholders’ equity:
Common stock	12	12
Additional paid-in capital	6,485	6,384
Retained earnings	13,747	13,072
Treasury stock	(12,149)	(11,524)
Accumulated other comprehensive loss	(118)	(76)
Total stockholders’ equity	7,977	7,868
Total liabilities and stockholders’ equity	$13,153	$13,174
Amounts as of July 26, 2015 are unaudited. Amounts as of October 26, 2014 are derived from the October 26, 2014 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended July 26, 2015	Shares	Amount			Shares	Amount

	(Unaudited)
Balance at October 26, 2014	1,221	$12	$6,384	$13,072	717	$(11,524)	$(76)	$7,868
Net income	—	—	—	1,041	—	—	—	1,041
Other comprehensive loss, net of tax	—	—	—	—	—	—	(42)	(42)
Dividends	—	—	—	(366)	—	—	—	(366)
Share-based compensation	—	—	141	—	—	—	—	141
Issuance under stock plans, net of a tax benefit of $54 and other	12	—	(40)	—	—	—	—	(40)
Common stock repurchases	(32)	—	—	—	32	(625)	—	(625)
Balance at July 26, 2015	1,201	$12	$6,485	$13,747	749	$(12,149)	$(118)	$7,977

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended July 27, 2014	Shares	Amount			Shares	Amount

	(Unaudited)
Balance at October 27, 2013	1,204	$12	$6,151	$12,487	717	$(11,524)	$(38)	$7,088
Net income	—	—	—	816	—	—	—	816
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4)	(4)
Dividends	—	—	—	(365)	—	—	—	(365)
Share-based compensation	—	—	132	—	—	—	—	132
Issuance under stock plans, net of a tax benefit of $26 and other	14	—	17	—	—	—	—	17
Balance at July 27, 2014	1,218	$12	$6,300	$12,938	717	$(11,524)	$(42)	$7,684

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	July 26, 2015	July 27, 2014

	(Unaudited)
Cash flows from operating activities:
Net income	$1,041	$816
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	275	281
Share-based compensation	141	132
Excess tax benefits from share-based compensation	(54)	(26)
Deferred income taxes and other	89	70
Changes in operating assets and liabilities:
Accounts receivable	(322)	11
Inventories	(172)	(133)
Other assets	(2)	79
Accounts payable and accrued expenses	(174)	(75)
Customer deposits and deferred revenue	(82)	271
Income taxes payable	(72)	13
Other liabilities	24	(46)
Cash provided by operating activities	692	1,393
Cash flows from investing activities:
Capital expenditures	(164)	(178)
Proceeds from sales and maturities of investments	900	702
Purchases of investments	(960)	(632)
Cash used in investing activities	(224)	(108)
Cash flows from financing activities:
Proceeds from common stock issuances and other	43	67
Common stock repurchases	(625)	—
Excess tax benefits from share-based compensation	54	26
Payments of dividends to stockholders	(368)	(363)
Cash used in financing activities	(896)	(270)
Increase (decrease) in cash and cash equivalents	(428)	1,015
Cash and cash equivalents — beginning of period	3,002	1,711
Cash and cash equivalents — end of period	$2,574	$2,726
Supplemental cash flow information:
Cash payments for income taxes	$258	$108
Cash refunds from income taxes	$10	$33
Cash payments for interest	$85	$85

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 26, 2014 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 26, 2014 (2014 Form 10-K). Applied’s results of operations for the three and nine months ended July 26, 2015 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2015 and 2014 each contain 52 weeks, and the first nine months of fiscal 2015 and 2014 each contained 39 weeks.
Certain prior year amounts have been reclassified to conform to current year presentation.
Out of Period Adjustment
During the second quarter of fiscal 2015, Applied recorded an adjustment primarily to correct an error in the recognition of cost of sales in the U.S. related to intercompany sales. While this error had no impact on Applied’s consolidated cost of sales, it resulted in overstating profitability in the U.S. and the provision for income taxes, income taxes payable and other tax balance sheet accounts in each year since fiscal 2010. The impact of the adjustment to the nine months ended July 26, 2015 was a decrease to the provision for income taxes of $35 million and a corresponding increase in net income, resulting in an increase in diluted earnings per share of $0.03. Applied determined that the impact of the error on the originating periods was immaterial, and accordingly, a restatement of prior period amounts was not considered necessary. Applied also believes that the impact of correcting the error in fiscal 2015 will not be material.
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
Recent Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (FASB) issued authoritative guidance that requires inventory to be measured at the lower of cost and net realizable value instead of at lower of cost or market. This guidance does not apply to inventory that is measured using last-in, first out (LIFO) or the retail inventory method but applies to all other inventory including those measured using first-in, first-out (FIFO) or the average cost method. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2018 and should be applied prospectively. Early adoption is permitted as of the beginning of an interim or annual reporting period. Applied is currently evaluating the effect of this new guidance on Applied's consolidated financial statements.
In May 2015, the FASB issued authoritative guidance to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The new guidance also removes the requirement of certain disclosures for all  investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The guidance becomes effective retrospectively for Applied in the first quarter of fiscal 2017. Early adoption is permitted. The adoption of this guidance will only impact disclosures in Applied's financial statements.
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
In May 2014, the FASB issued authoritative guidance that requires revenue recognition to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new standard will supersede most current revenue recognition guidance, including industry-specific guidance. Entities will have the option of using either a full retrospective or modified retrospective approach to adopting the guidance. Under the modified approach, an entity would recognize the cumulative effect of initially applying the guidance with an adjustment to the opening balance of retained earnings in the period of adoption. In addition, the modified approach will require additional disclosures. In August 2015, the FASB issued an amendment to defer the effective date by one year and allow entities to early adopt no earlier than the original effective date. With this amendment, the guidance will be effective for Applied in the first quarter of fiscal 2019. Applied is currently evaluating the effect of this new guidance on Applied's financial position, results of operations and its ongoing financial reporting, including the selection of a transition method.
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

	Three Months Ended		Nine Months Ended
	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014

	(In millions, except per share amounts)
Numerator:
Net income	$329	$301	$1,041	$816
Denominator:
Weighted average common shares outstanding	1,221	1,218	1,225	1,213
Effect of dilutive stock options, restricted stock units and employee stock purchase plan shares	10	15	13	17
Denominator for diluted earnings per share	1,231	1,233	1,238	1,230
Basic earnings per share	$0.27	$0.25	$0.85	$0.67
Diluted earnings per share	$0.27	$0.24	$0.84	$0.66
Potentially dilutive securities	—	—	1	—

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3	Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

July 26, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$422	$—	$—	$422
Cash equivalents:
Money market funds	2,152	—	—	2,152
Total Cash equivalents	2,152	—	—	2,152
Total Cash and Cash equivalents	$2,574	$—	$—	$2,574
Short-term and long-term investments:
U.S. Treasury and agency securities	$82	$—	$—	$82
Non-U.S. government securities*	9	—	—	9
Municipal securities	390	1	—	391
Commercial paper, corporate bonds and medium-term notes	239	—	1	238
Asset-backed and mortgage-backed securities	274	—	1	273
Total fixed income securities	994	1	2	993
Publicly traded equity securities	28	29	—	57
Equity investments in privately-held companies	77	—	—	77
Total short-term and long-term investments	$1,099	$30	$2	$1,127
Total Cash, Cash equivalents and Investments	$3,673	$30	$2	$3,701
 _________________________
* Includes agency debt securities guaranteed by non-U.S. governments, which consist of Canada and Germany.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

October 26, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$508	$—	$—	$508
Cash equivalents:
Money market funds	2,494	—	—	2,494
Total Cash equivalents	2,494	—	—	2,494
Total Cash and Cash equivalents	$3,002	$—	$—	$3,002
Short-term and long-term investments:
U.S. Treasury and agency securities	$62	$—	$—	$62
Non-U.S. government securities	14	—	—	14
Municipal securities	391	2	—	393
Commercial paper, corporate bonds and medium-term notes	223	1	—	224
Asset-backed and mortgage-backed securities	287	1	2	286
Total fixed income securities	977	4	2	979
Publicly traded equity securities	19	31	—	50
Equity investments in privately-held companies	66	—	—	66
Total short-term and long-term investments	$1,062	$35	$2	$1,095
Total Cash, Cash equivalents and Investments	$4,064	$35	$2	$4,097

 Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments at July 26, 2015:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$156	$156
Due after one through five years	559	559
Due after five years	4	4
No single maturity date**	380	408
	$1,099	$1,127
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
During the three and nine months ended July 26, 2015, gross realized gains and losses on investments were not material. During the three and nine months ended July 27, 2014, gross realized gains on investments were $9 million and $21 million, respectively, and gross realized losses on investments were not material.
At July 26, 2015 and October 26, 2014, gross unrealized losses related to Applied's investment portfolio were not material. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss is considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied determined that the gross unrealized losses on its marketable securities at July 26, 2015 and July 27, 2014 were temporary in nature and therefore it did not recognize any impairment of its marketable securities during the three and nine months ended July 26, 2015 or July 27, 2014. Impairment charges on equity investments in privately-held companies during the three and nine months ended July 26, 2015 were $1 million and $9 million, respectively. Impairment charges on equity investments in privately-held companies during the three and nine months ended July 27, 2014 were $7 million and $13 million, respectively. These impairment charges are included in interest and other income, net in the Consolidated Condensed Statement of Operations.
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
Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of July 26, 2015, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	July 26, 2015			October 26, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Money market funds	$2,152	$—	$2,152	$2,494	$—	$2,494
U.S. Treasury and agency securities	62	20	82	43	19	62
Non-U.S. government securities	—	9	9	—	14	14
Municipal securities	—	391	391	—	393	393
Commercial paper, corporate bonds and medium-term notes	—	238	238	—	224	224
Asset-backed and mortgage-backed securities	—	273	273	—	286	286
Publicly traded equity securities	57	—	57	50	—	50
Foreign exchange derivative assets	—	2	2	—	52	52
Total	$2,271	$933	$3,204	$2,587	$988	$3,575
There were no transfers between Level 1 and Level 2 fair value measurements during the three and nine months ended July 26, 2015 or July 27, 2014. Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of July 26, 2015 or October 26, 2014.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. At July 26, 2015, equity investments in privately-held companies totaled $77 million, of which $69 million of investments were accounted for under the cost method of accounting and $8 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. At October 26, 2014, equity investments in privately-held companies totaled $66 million, of which $57 million of investments were accounted for under the cost method of accounting and $9 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. Impairment charges on equity investments in privately-held companies during the three and nine months ended July 26, 2015 were $1 million and $9 million, respectively. Impairment charges on equity investments in privately-held companies during the three and nine months ended July 27, 2014 were $7 million and $13 million, respectively.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable - short term, and accounts payable and accrued expenses, approximate fair value due to their short maturities. At July 26, 2015, the carrying amount of long-term debt was 1.5 billion and the estimated fair value was $1.7 billion. At October 26, 2014, the carrying amount of long-term debt was 1.9 billion and the estimated fair value was $2.2 billion. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 10 of the Notes to the Consolidated Condensed Financial Statements for further detail of existing debt.

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
Applied is also exposed to interest rate risk associated with its potential future borrowings. During the three months ended July 26, 2015, Applied entered into a series of forward-starting interest rate swap agreements, with a total notional amount of $600 million, to hedge against the variability of cash flows due to changes in the benchmark interest rate of fixed rate debt. These instruments were designated as cash flow hedges at inception. As of July 26, 2015, the fair value of interest rate swap agreements were not material.
Applied does not use derivative financial instruments for trading or speculative purposes. Derivative instruments and hedging activities, including foreign currency exchange contracts and interest rate swap agreements, are recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, are recognized currently in earnings. All of Applied’s derivative financial instruments are recorded at their fair value in other current assets or in accounts payable and accrued expenses.

Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income or loss (AOCI) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI at July 26, 2015 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in earnings. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three and nine months ended July 26, 2015 and July 27, 2014.
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
Following the announcement of the proposed business combination with Tokyo Electron Limited (TEL) in September 2013, Applied purchased foreign exchange option contracts to limit its foreign exchange risk associated with the proposed combination. The derivatives used to hedge currency exposure did not qualify for hedge accounting treatment. These derivatives were marked to market at the end of each reporting period with gains and losses recorded as part of operating expenses. Due to the termination of the proposed business combination with TEL on April 26, 2015, these foreign exchange option contracts were sold during the third quarter of fiscal 2015. At October 26, 2014, the fair value of these foreign exchange option contracts was approximately $52 million. During the three and nine months ended July 26, 2015, Applied recorded a loss of $3 million and a gain of $89 million, respectively, related to these contracts. During the three and nine months ended July 27, 2014, Applied recorded an unrealized loss of $10 million and $9 million, respectively, related to these contracts. The cash flow impact of these derivatives has been classified as operating cash flows in the Consolidated Condensed Statements of Cash Flows.
Other than the foreign exchange option contracts discussed in the preceding paragraph, the fair values of other foreign exchange derivative instruments at July 26, 2015 and October 26, 2014 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects of derivative instruments and hedging activities on the Consolidated Condensed Statements of Operations were as follows:

		Three Months Ended
		July 26, 2015			July 27, 2014
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income
		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$5	$2	$(1)	$1	$—	$—
Foreign exchange contracts	General and administrative	—	3	—	—	—	—
Interest rate swaps	Interest expense	(8)	—	—	—	—	—
Total		$(3)	$5	$(1)	$1	$—	$—

		Nine Months Ended
		July 26, 2015			July 27, 2014
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income
		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$10	$15	$(3)	$5	$4	$(2)
Foreign exchange contracts	General and administrative	—	(5)	(1)	—	3	(1)
Interest rate swaps	Interest expense	(8)	—	—	—	—	—
Total		$2	$10	$(4)	$5	$7	$(3)

		Amount of Gain or (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
	Location of Gain or (Loss) Recognized in Income	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	General and administrative	$8	$(11)	$120	$2
Total		$8	$(11)	$120	$2

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of July 26, 2015.
Entering into derivative contracts with banks exposes Applied to credit-related losses in the event of the banks’ nonperformance. However, Applied’s exposure is not considered significant.

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
Applied did not factor any accounts receivable during the three and nine months ended July 26, 2015 or the three months ended July 27, 2014. Applied factored accounts receivable of $45 million during the nine months ended July 27, 2014. Applied did not discount letters of credit during the three and nine months ended July 26, 2015 or three months ended July 27, 2014. Applied discounted $29 million of letters of credit issued by customers during the nine months ended July 27, 2014. Applied did not discount promissory notes during the three and nine months ended July 26, 2015 and July 27, 2014. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for doubtful accounts of $57 million at July 26, 2015 and $58 million at October 26, 2014. Applied sells its products principally to manufacturers within the semiconductor, display and solar industries. While Applied believes that its allowance for doubtful accounts is adequate and represents its best estimate as of July 26, 2015, it continues to closely monitor customer liquidity and industry and economic conditions, which may result in changes to Applied’s estimates regarding collectability.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 7	Balance Sheet Detail

	July 26, 2015	October 26, 2014

	(In millions)
Inventories
Customer service spares	$353	$316
Raw materials	438	405
Work-in-process	329	316
Finished goods	619	530
	$1,739	$1,567

Included in finished goods inventory are $97 million at July 26, 2015, and $104 million at October 26, 2014, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $184 million and $164 million of evaluation inventory at July 26, 2015 and October 26, 2014, respectively.

	July 26, 2015	October 26, 2014

	(In millions)
Other Current Assets
Deferred income taxes, net	$227	$232
Prepaid income taxes and income taxes receivable	153	79
Prepaid expenses and other	190	257
	$570	$568

	Useful Life	July 26, 2015	October 26, 2014

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$161	$156
Buildings and improvements	3-30	1,276	1,227
Demonstration and manufacturing equipment	3-5	917	829
Furniture, fixtures and other equipment	3-15	572	575
Construction in progress		51	61
Gross property, plant and equipment		2,977	2,848
Accumulated depreciation		(2,095)	(1,987)
		$882	$861

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	July 26, 2015	October 26, 2014

	(In millions)
Accounts Payable, Notes Payable and Accrued Expenses
Accounts payable	$693	$613
Compensation and employee benefits	463	524
Notes payable, short-term	400	—
Warranty	125	113
Dividends payable	120	122
Income taxes payable	40	142
Other accrued taxes	50	51
Interest payable	14	30
Other	257	288
	$2,162	$1,883

	July 26, 2015	October 26, 2014

	(In millions)
Customer Deposits and Deferred Revenue
Customer deposits	$200	$286
Deferred revenue	658	654
	$858	$940

Applied typically receives deposits on future deliverables from customers in the Energy and Environmental Solutions and Display segments. In certain instances, customer deposits may be received from customers in the Applied Global Services segment.

	July 26, 2015	October 26, 2014

	(In millions)
Other Liabilities
Deferred income taxes	$50	$32
Income taxes payable	200	225
Defined and postretirement benefit plans	255	208
Other	104	71
	$609	$536

Note 8	Business Combination

On September 24, 2013, Applied and TEL entered into a Business Combination Agreement, which was intended to effect a strategic combination of their respective businesses into a new combined company, and was subject to regulatory approvals. On April 26, 2015, Applied and TEL announced that they had mutually agreed to terminate the Business Combination Agreement. No termination fee is payable by either Applied or TEL.

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
During the third quarter of fiscal 2015, Applied implemented a new management structure, which resulted in changes in Applied’s reporting units. Applied determined its reporting units by first identifying its operating segments, and then assessing whether components of these operating segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. Applied aggregates reporting units within an operating segment that have similar economic characteristics and are similar in nature of their products and services, production processes, type or class of customers, distribution methods and operational environment. As a result of the change in management structure, there were no changes in Applied’s reportable segments identified in Note 16, Industry Segment Operations. However, Applied identified three reporting units, which include Transistor and Interconnect Group, Patterning and Packaging Group, and Imaging and Process Control Group, which combine to form the Silicon Systems Group reporting segment. The new management structure did not affect Applied Global Services, Display and Energy and Environmental Solutions.
Based on these changes, Applied performed a goodwill impairment test for Silicon Systems Group immediately before the change in reporting units, allocated goodwill to each reporting unit in Silicon Systems Group based on the estimated fair value of each reporting unit and, then performed another goodwill impairment test  for each of the new reporting units within the Silicon Systems Group.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

In performing the goodwill impairment test, Applied utilized both the discounted cash flow method (weighted 75%) and the guideline company method (weighted 25%) to estimate the fair value of the reporting units. The estimates used in the impairment testing were consistent with the discrete forecasts that Applied uses to manage its business, and considered any significant developments that occurred during the quarter. Under the discounted cash flow method, cash flows beyond the discrete forecasts were estimated using a terminal growth rate, which considered the long-term earnings growth rate specific to the reporting units. The estimated future cash flows were discounted to present value using each reporting unit's weighted average cost of capital. The weighted average cost of capital measures a reporting unit's cost of debt and equity financing weighted by the percentage of debt and equity in a reporting unit's target capital structure. In addition, the weighted average cost of capital was derived using both known and estimated market metrics, and was adjusted to reflect both the timing and risks associated with the estimated cash flows. The tax rate used in the discounted cash flow method was the median tax rate of comparable companies and reflected Applied's current international structure, which is consistent with the market participant perspective. Under the guideline company method, market multiples were applied to forecasted revenues and earnings before interest, taxes, depreciation and amortization. The market multiples used were consistent with comparable publicly-traded companies and considered each reporting unit's size, growth and profitability relative to its comparable companies. Based on Applied’s analysis, the estimated fair value exceeded the carrying value for Silicon Systems Group as a single reporting unit and for each new reporting unit subsequent to the change, and therefore, the second step of the goodwill impairment test was not required.
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
Details of goodwill and other indefinite-lived intangible assets as of July 26, 2015 and October 26, 2014 were as follows:

	July 26, 2015			October 26, 2014
	Goodwill	Other Intangible Assets	Total	Goodwill	Other Intangible Assets	Total

	(In millions)
Silicon Systems Group	$2,151	$—	$2,151	$2,151	$103	$2,254
Applied Global Services	1,027	6	1,033	1,027	6	1,033
Display	126	18	144	126	18	144
Energy and Environmental Solutions	—	2	2	—	—	—
Carrying amount	$3,304	$26	$3,330	$3,304	$127	$3,431
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
A summary of Applied's purchased technology and intangible assets is set forth below:

	July 26, 2015	October 26, 2014

	(In millions)
Purchased technology, net	$618	$636
Intangible assets - finite-lived, net	167	188
Intangible assets - indefinite-lived	26	127
Total	$811	$951

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

Details of finite-lived intangible assets were as follows:

	July 26, 2015			October 26, 2014
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Silicon Systems Group	$1,449	$252	$1,701	$1,346	$252	$1,598
Applied Global Services	29	44	73	28	44	72
Display	110	33	143	110	33	143
Energy and Environmental Solutions	4	12	16	5	17	22
Gross carrying amount	$1,592	$341	$1,933	$1,489	$346	$1,835
Accumulated amortization:
Silicon Systems Group	$(835)	$(90)	$(925)	$(716)	$(77)	$(793)
Applied Global Services	(25)	(44)	(69)	(24)	(44)	(68)
Display	(110)	(33)	(143)	(110)	(31)	(141)
Energy and Environmental Solutions	(4)	(7)	(11)	(3)	(6)	(9)
Accumulated amortization	$(974)	$(174)	$(1,148)	$(853)	$(158)	$(1,011)
Carrying amount	$618	$167	$785	$636	$188	$824

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Details of amortization expense by segment were as follows:

	Three Months Ended		Nine Months Ended
	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014

	(In millions)
Silicon Systems Group	$45	$42	$132	$126
Applied Global Services	—	—	1	3
Display	—	1	2	2
Energy and Environmental Solutions	1	2	3	5
Total	$46	$45	$138	$136
Amortization expense was charged to the following categories:

	Three Months Ended		Nine Months Ended
	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014

	(In millions)
Cost of products sold	$40	$38	$120	$117
Research, development and engineering	1	1	1	1
Marketing and selling	5	5	15	16
General and administrative	—	1	2	2
Total	$46	$45	$138	$136
As of July 26, 2015, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2015 (remaining 3 months)	$48
2016	189
2017	186
2018	185
2019	66
Thereafter	111
Total	$785

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 10	Borrowing Facilities and Debt
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in May 2017. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants. Remaining credit facilities in the amount of approximately $64 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both July 26, 2015 and October 26, 2014, and Applied has not utilized these credit facilities.
Debt outstanding as of July 26, 2015 and October 26, 2014 was as follows:

	Principal Amount
	July 26, 2015	October 26, 2014	Effective Interest Rate	Interest Pay Dates
	(In millions)
Short-term debt:
2.650% Senior Notes Due 2016	$400	$—	2.666%	June 15, December 15

Long-term debt:
2.650% Senior Notes Due 2016	—	400	2.666%	June 15, December 15
7.125% Senior Notes Due 2017	200	200	7.190%	April 15, October 15
4.300% Senior Notes Due 2021	750	750	4.326%	June 15, December 15
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
	1,550	1,950
Total unamortized discount	(3)	(3)
Total long-term debt	1,547	1,947
Total debt	$1,947	$1,947

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 11	Restructuring Charges and Asset Impairments

From time to time, Applied initiates restructuring activities to appropriately align its cost structure and product investments based on changes in market condition and competitive environment as well as customer demand. Costs associated with restructuring actions can include termination benefits and related charges, in addition to facility closure, contract termination and other related activities. Restructuring charges and asset impairments are included in general and administrative expenses in the Consolidated Condensed Statements of Operations.

During the third quarter of fiscal 2015, Applied implemented cost reduction measures in its solar business to achieve a lower break-even level and improve business performance and incurred $17 million in restructuring charges and asset impairments and $34 million of inventory-related charges recorded in cost of products sold. These costs are reported in Applied Global Services and Energy and Environmental Solutions segments. Total costs expected to be incurred in implementing these actions are in the range of $45 million to $55 million. Applied expects to complete the principal activities related to these actions by the first quarter of fiscal 2016. As of July 26, 2015, the restructuring accruals related to these actions were $10 million, of which $8 million is related to severance and other employee cost accruals.

Note 12	Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of AOCI, net of tax, were as follows:

	Unrealized Gain on Investments, Net	Unrealized Loss on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total
	(in millions)
Balance at October 26, 2014	$24	$—	$(105)	$5	$(76)
Other comprehensive income (loss) before reclassifications	(3)	1	(45)	—	(47)
Amounts reclassified out of AOCI	—	(6)	2	9	5
Other comprehensive income (loss), net of tax	(3)	(5)	(43)	9	(42)
Balance at July 26, 2015	$21	$(5)	$(148)	$14	$(118)

	Unrealized Gain on Investments, Net	Unrealized Gain on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total
	(in millions)
Balance at October 27, 2013	$25	$2	$(72)	$7	$(38)
Other comprehensive income (loss) before reclassifications	8	3	—	(1)	10
Amounts reclassified out of AOCI	(9)	(5)	—	—	(14)
Other comprehensive income (loss), net of tax	(1)	(2)	—	(1)	(4)
Balance at July 27, 2014	$24	$—	$(72)	$6	$(42)

The increase in accumulated other comprehensive (loss) associated with pension liability during the nine months ended July 26, 2015 amounted to $43 million, net of income tax effect and was primarily due to lower discount rates used to determine the benefit obligation, taking into account prevailing interest rates.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects on net income of amounts reclassified from AOCI for the three and nine months ended July 26, 2015 and July 27, 2014 were not material.
Stock Repurchase Program

On April 26, 2015, Applied's Board of Directors approved a common stock repurchase program authorizing up to $3.0 billion in repurchases over the three years ending April 2018. At July 26, 2015, $2.4 billion remained available for future stock repurchases under the new repurchase program. Applied's prior stock repurchase program ended March 2015.

The following table summarizes Applied’s stock repurchases for the three and nine months ended July 26, 2015:

Three and Nine Months Ended
July 26, 2015

(In millions, except per share amounts)
Shares of common stock repurchased	32
Cost of stock repurchased	$625
Average price paid per share	$19.47

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
Dividends
In June 2015, March 2015 and December 2014, Applied's Board of Directors declared quarterly cash dividends in the amount of $0.10 per share. Dividends declared during the nine months ended July 26, 2015 and July 27, 2014 totaled $366 million and $365 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
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
During the three and nine months ended July 26, 2015 and July 27, 2014, Applied recognized share-based compensation expense related to stock options, ESPP shares, restricted stock, restricted stock units, performance shares and performance units. The effect of share-based compensation on the results of operations was as follows:

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended		Nine Months Ended
	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014

	(In millions)
Cost of products sold	$14	$13	$43	$40
Research, development, and engineering	17	16	52	49
Marketing and selling	6	6	19	17
General and administrative	9	9	27	26
Total share-based compensation	$46	$44	$141	$132
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
At July 26, 2015, Applied had $289 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.6 years. At July 26, 2015, there were 168 million shares available for grants of share-based awards under the Employee Stock Incentive Plan, and an additional 32 million shares available for issuance under the ESPP.

Restricted Stock Units, Restricted Stock, Performance Shares and Performance Units

A summary of the changes in restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans during the nine months ended July 26, 2015 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 26, 2014	33	$12.59
Granted	10	$23.36
Vested	(15)	$11.95
Canceled	(1)	$14.94
Non-vested restricted stock units, restricted stock, performance shares and performance units at July 26, 2015	27	$16.44

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

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

Employee Stock Purchase Plan
Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Applied issued 2 million shares and 3 million shares during the nine months ended July 26, 2015 and July 27, 2014, respectively. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model and the weighted average estimated fair value of purchase rights under the ESPP are outlined in the following table:

	Nine Months Ended
	July 26, 2015	July 27, 2014
ESPP:
Dividend yield	1.56%	2.14%
Expected volatility	31.4%	25.3%
Risk-free interest rate	0.07%	0.08%
Expected life (in years)	0.5	0.5
Weighted average estimated fair value	$6.04	$4.07

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 13    Employee Benefit Plans
Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries, and a plan that provides certain medical and vision benefits to eligible retirees. A summary of the components of net periodic benefit costs of these defined and postretirement benefit plans is presented below:

	Three Months Ended		Nine Months Ended
	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
	(In millions)
Service cost	$4	$5	$11	$13
Interest cost	3	4	10	12
Expected return on plan assets	(4)	(4)	(12)	(10)
Amortization of actuarial loss	2	1	5	3
Settlement gain	—	—	(1)	—
Net periodic benefit cost	$5	$6	$13	$18

Note 14    Income Taxes
Applied’s effective tax rates for the third quarters of fiscal 2015 and 2014 were 12.3 percent and 18.6 percent, respectively. The effective tax rate for the third quarter of fiscal 2015 was lower than in the same period in the prior year primarily due to resolutions and changes related to income tax liabilities for prior years and changes in the geographical composition of income.
Applied's effective tax rates for the first nine months of fiscal 2015 and 2014 were 13.3 percent and 22.3 percent, respectively. The effective tax rate for the first nine months of fiscal 2015 was lower than in the same period in the prior year primarily due to an adjustment in the second quarter of fiscal 2015 to correct an error in the recognition of cost of sales in the U.S. related to intercompany sales, acquisition costs that became deductible in the second quarter of fiscal 2015 as a result of the termination of the proposed business combination with TEL, reinstatement of the U.S. federal research and development tax credit during the first quarter of fiscal 2015 which was retroactive to its expiration in December 2013, resolutions and changes related to income tax liabilities for prior years, and changes in the geographical composition of income.

The effective tax rate for the nine months ended July 26, 2015 includes the effect of an adjustment primarily to correct an error in the recognition of cost of sales in the U.S. related to intercompany sales. While this error had no impact on Applied’s consolidated cost of sales, it resulted in overstating profitability in the U.S. and the provision for income taxes, income taxes payable and other tax balance sheet accounts in each year since fiscal 2010. The impact of the adjustment to the nine months ended July 26, 2015 was a decrease in provision for income taxes of $35 million. See Note 1 of Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 15	Warranty, Guarantees and Contingencies
Warranty
Changes in the warranty reserves are presented below:

	Three Months Ended		Nine Months Ended
	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014

	(In millions)
Beginning balance	$123	$109	$113	$102
Provisions for warranty	27	29	94	85
Consumption of reserves	(25)	(26)	(82)	(75)
Ending balance	$125	$112	$125	$112

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
Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of July 26, 2015, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $54 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of July 26, 2015, Applied has provided parent guarantees to banks for approximately $100 million to cover these arrangements.

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
Applied’s four reportable segments are: Silicon Systems Group, Applied Global Services, Display, and Energy and Environmental Solutions. As defined under the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of July 26, 2015 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
Each operating segment is separately managed and has separate financial results that are reviewed by Applied’s chief operating decision-maker. Each reportable segment contains closely related products that are unique to the particular segment. Segment operating income is determined based upon internal performance measures used by Applied’s chief operating decision-maker.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales and operating income (loss) for each reportable segment were as follows:

	Three Months Ended		Nine Months Ended
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

	(In millions)
July 26, 2015:
Silicon Systems Group	$1,635	$411	$4,641	$1,092
Applied Global Services	665	170	1,894	493
Display	151	25	589	137
Energy and Environmental Solutions	39	(52)	167	(61)
Total Segment	$2,490	$554	$7,291	$1,661
July 27, 2014:
Silicon Systems Group	$1,476	$381	$4,544	$1,086
Applied Global Services	567	154	1,608	427
Display	119	25	425	77
Energy and Environmental Solutions	103	24	231	18
Total Segment	$2,265	$584	$6,808	$1,608

Reconciliations of total segment operating results to Applied consolidated totals were as follows:

	Three Months Ended		Nine Months Ended
	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014

	(In millions)
Total segment operating income	$554	$584	$1,661	$1,608
Corporate and unallocated costs	(154)	(160)	(430)	(441)
Certain items associated with terminated business combination	(1)	(23)	(50)	(50)
(Loss) gain on derivatives associated with terminated business combination	(3)	(10)	89	(9)
Income from operations	$396	$391	$1,270	$1,108

The following customers accounted for at least 10 percent of Applied’s net sales for the nine months ended July 26, 2015, which were for products in multiple reportable segments.

Percentage of Net Sales
Samsung Electronics Co., Ltd.	17%
Taiwan Semiconductor Manufacturing Company Limited	15%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis is provided in addition to the accompanying consolidated condensed financial statements and notes to assist in understanding Applied's results of operations and financial condition. Financial information as of July 26, 2015 should be read in conjunction with the financial statements for the fiscal year ended October 26, 2014 contained in the Company's Form 10-K filed December 17, 2014.
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

The following tables present certain significant measurements for the periods indicated:

	Three Months Ended			Change
	July 26, 2015	April 26, 2015	July 27, 2014	Q3 2015 over Q2 2015	Q3 2015 over Q3 2014

	(In millions, except per share amounts and percentages)
New orders	$2,892	$2,515	$2,479	$377	$413
Net sales	$2,490	$2,442	$2,265	$48	$225
Gross profit	$1,018	$1,016	$992	$2	$26
Gross margin	40.9%	41.6%	43.8%	(0.7) points	(2.9) points
Operating income	$396	$416	$391	$(20)	$5
Operating margin	15.9%	17.0%	17.3%	(1.1) points	(1.4) points
Net income	$329	$364	$301	$(35)	$28
Earnings per diluted share	$0.27	$0.29	$0.24	$(0.02)	$0.03
Non-GAAP Adjusted Results
Non-GAAP adjusted gross profit	$1,093	$1,055	$1,030	$38	$63
Non-GAAP adjusted gross margin	43.9%	43.2%	45.5%	0.7 points	(1.6) points
Non-GAAP adjusted operating income	$517	$476	$477	$41	$40
Non-GAAP adjusted operating margin	20.8%	19.5%	21.1%	1.3 points	(0.3) points
Non-GAAP adjusted net income	$410	$362	$349	$48	$61
Non-GAAP adjusted earnings per diluted share	$0.33	$0.29	$0.28	$0.04	$0.05

	Nine Months Ended		Change
	July 26, 2015	July 27, 2014	YTD Q3 2015 over YTD Q3 2014

	(In millions, except per share amounts and percentages)
New orders	$7,680	$7,393	$287
Net sales	$7,291	$6,808	$483
Gross profit	$2,993	$2,884	$109
Gross margin	41.1%	42.4%	(1.3) points
Operating income	$1,270	$1,108	$162
Operating margin	17.4%	16.3%	1.1 points
Net income	$1,041	$816	$225
Earnings per diluted share	$0.84	$0.66	$0.18
Non-GAAP Adjusted Results
Non-GAAP adjusted gross profit	$3,147	$3,001	$146
Non-GAAP adjusted gross margin	43.2%	44.1%	(0.9) points
Non-GAAP adjusted operating income	$1,440	$1,339	$101
Non-GAAP adjusted operating margin	19.8%	19.7%	0.1 points
Non-GAAP adjusted net income	$1,110	$976	$134
Non-GAAP adjusted earnings per diluted share	$0.90	$0.79	$0.11

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results." Fiscal 2015 and 2014 each contain 52 weeks, and the first nine months of fiscal years 2015 and 2014 each contained 39 weeks.

Mobility, and the increasing technological functionality of mobile devices, continues to be the largest drivers of semiconductor industry spending. The first nine months of fiscal 2015 were characterized by improved demand for semiconductor equipment, with increased investment in technology upgrades and additional capacity by memory customers. Demand from foundry customers reflected investments in new technology at advanced nodes, driven by demand for advanced mobile chips. For the remainder of the year, Applied anticipates lower foundry spending primarily due to customers managing excess inventory, improving yields and re-using equipment. Mobility represents a significant driver of display industry spending, which has resulted in continued manufacturing capacity expansion for mobile applications. Demand for larger LCD TVs is also a factor for display industry investments, although demand for TV manufacturing equipment remains susceptible to highly cyclical conditions. Investment in solar equipment remained low due to ongoing excess manufacturing capacity in the industry. Gross margin challenges are expected in the next few quarters primarily due to higher demand for mobility display equipment and semiconductor equipment from memory customers.

On April 26, 2015, Applied and Tokyo Electron Limited (TEL) announced that they had mutually agreed to terminate their previously announced Business Combination Agreement, which was entered into on September 24, 2013 and intended to effect a strategic combination of their respective business into a new combined company. No termination fee is payable by either Applied or TEL.

Results of Operations

New Orders
New orders by reportable segment for the periods indicated were as follows:

	Three Months Ended						Change
	July 26, 2015		April 26, 2015		July 27, 2014		Q3 2015 over Q2 2015	Q3 2015 over Q3 2014

	(In millions, except percentages)
Silicon Systems Group	$2,007	69%	$1,704	68%	$1,565	63%	18%	28%
Applied Global Services	561	20%	641	25%	552	22%	(12)%	2%
Display	295	10%	120	5%	296	12%	146%	—%
Energy and Environmental Solutions	29	1%	50	2%	66	3%	(42)%	(56)%
Total	$2,892	100%	$2,515	100%	$2,479	100%	15%	17%

	Nine Months Ended				Change
	July 26, 2015		July 27, 2014		YTD Q3 2015 over YTD Q3 2014

	(In millions, except percentages)
Silicon Systems Group	$5,137	67%	$4,798	65%	7%
Applied Global Services	1,892	24%	1,686	23%	12%
Display	522	7%	715	10%	(27)%
Energy and Environmental Solutions	129	2%	194	2%	(34)%
Total	$7,680	100%	$7,393	100%	4%

New orders for the third quarter of fiscal 2015 increased compared to the prior quarter primarily due to higher orders for semiconductor and display equipment, partially offset by lower orders for solar equipment, semiconductor spares and 200mm equipment. The Silicon Systems Group's proportion of total new orders relative to other segments slightly increased compared to the prior quarter and continues to constitute the majority of total new orders.
New orders for the third quarter of fiscal 2015 increased compared to the same period in the prior year due to higher orders in semiconductor equipment, partially offset by lower orders for solar equipment. New orders for the first nine months of fiscal 2015 slightly increased compared to the same periods in the prior year primarily due to higher demand for semiconductor equipment, spares and services, partially offset by lower demand for display and solar equipment.

New orders by geographic region, determined by the product shipment destination specified by the customer, were as follows:

	Three Months Ended						Change
	July 26, 2015		April 26, 2015		July 27, 2014		Q3 2015 over Q2 2015	Q3 2015 over Q3 2014

	(In millions, except percentages)
Taiwan	$828	29%	$589	23%	$497	20%	41%	67%
China	442	15%	352	14%	384	16%	26%	15%
Korea	349	12%	607	24%	217	9%	(43)%	61%
Japan	727	25%	365	15%	378	15%	99%	92%
Southeast Asia	142	5%	103	4%	177	7%	38%	(20)%
Asia Pacific	2,488	86%	2,016	80%	1,653	67%	23%	51%
United States	262	9%	368	15%	680	27%	(29)%	(61)%
Europe	142	5%	131	5%	146	6%	8%	(3)%
Total	$2,892	100%	$2,515	100%	$2,479	100%	15%	17%

	Nine Months Ended				Change
	July 26, 2015		July 27, 2014		YTD Q3 2015 over YTD Q3 2014

	(In millions, except percentages)
Taiwan	$1,962	26%	$2,141	29%	(8)%
China	1,090	14%	1,306	18%	(17)%
Korea	1,502	20%	835	11%	80%
Japan	1,334	17%	744	10%	79%
Southeast Asia	330	4%	299	4%	10%
Asia Pacific	6,218	81%	5,325	72%	17%
United States	1,041	14%	1,604	22%	(35)%
Europe	421	5%	464	6%	(9)%
Total	$7,680	100%	$7,393	100%	4%

The changes in new orders from customers in Japan, Taiwan, Korea, the United States and China in the third quarter of fiscal 2015 compared to the prior quarter primarily reflected changes in customer mix for semiconductor equipment, with the decrease in orders from customers in the United States primarily due to a decrease in foundry orders. In addition, the change in new orders from customers in China in the third quarter of fiscal 2015 compared to the prior quarter reflected higher orders for display equipment. The decrease in new orders from customers in Korea was partially offset by higher demand in display equipment.
The changes in new orders from customers in Korea, Japan, the United States and Taiwan in the third quarter and first nine months of fiscal 2015 compared to the same periods in the prior year primarily reflected changes in customer mix for semiconductor equipment, with the decrease in orders from customers in the United States primarily due to a decrease in foundry orders. The increase in new orders from customers in China for the third quarter of fiscal 2015 compared to the same period in the prior year primarily reflected higher demand in semiconductor equipment, which was offset by lower demand in TV manufacturing equipment. The decrease in new orders from customers in China for the first nine months of fiscal 2015 compared to the same period in the prior year reflected lower demand for TV manufacturing equipment than in the prior year.

Changes in backlog during the nine months ended July 26, 2015 were as follows:

July 26, 2015
(In millions)
Beginning balance	$2,917
New orders	7,680
Net sales	(7,291)
Net adjustments	(206)
Ending balance	$3,100
Backlog consists of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; and (2) contractual service revenue and maintenance fees to be earned within the next 12 months. Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods due to the potential for customer changes in delivery schedules or cancellation of orders. Approximately 72 percent of backlog as of the end of the third quarter of fiscal 2015 is anticipated to be shipped within the next two quarters. Backlog adjustments were negative during the first nine months of fiscal 2015 and totaled $206 million, primarily consisting of order cancellations, unfavorable foreign currency impacts and other adjustments.
Backlog by reportable segment as of the end of the most recent three fiscal quarters was as follows:

	July 26, 2015		April 26, 2015		January 25, 2015		Q3 2015 over Q2 2015	Q3 2015 over Q1 2015

	(In millions, except percentages)
Silicon Systems Group	$1,763	57%	$1,468	53%	$1,369	49%	20%	29%
Applied Global Services	691	22%	813	29%	837	30%	(15)%	(17)%
Display	524	17%	371	13%	418	15%	41%	25%
Energy and Environmental Solutions	122	4%	130	5%	154	6%	(6)%	(21)%
Total	$3,100	100%	$2,782	100%	$2,778	100%	11%	12%
Total backlog in the third quarter of fiscal 2015 compared to the prior quarter increased primarily due to an increase in new orders during the third quarter due to the higher demand for display and semiconductor equipment. In the third quarter of fiscal 2015, approximately 65 percent of net sales in the Silicon Systems Group, Applied’s largest business segment, were for orders received and shipped within the quarter, which was flat from the prior quarter.

Net Sales
Net sales by reportable segment for the periods indicated were as follows:

	Three Months Ended						Change
	July 26, 2015		April 26, 2015		July 27, 2014		Q3 2015 over Q2 2015	Q3 2015 over Q3 2014

	(In millions, except percentages)
Silicon Systems Group	$1,635	66%	$1,560	64%	$1,476	65%	5%	11%
Applied Global Services	665	26%	646	26%	567	25%	3%	17%
Display	151	6%	163	7%	119	5%	(7)%	27%
Energy and Environmental Solutions	39	2%	73	3%	103	5%	(47)%	(62)%
Total	$2,490	100%	$2,442	100%	$2,265	100%	2%	10%

	Nine Months Ended				Change
	July 26, 2015		July 27, 2014		YTD Q3 2015 over YTD Q3 2014

	(In millions, except percentages)
Silicon Systems Group	$4,641	64%	$4,544	67%	2%
Applied Global Services	1,894	26%	1,608	24%	18%
Display	589	8%	425	6%	39%
Energy and Environmental Solutions	167	2%	231	3%	(28)%
Total	$7,291	100%	$6,808	100%	7%
Net sales for the third quarter of fiscal 2015 slightly increased compared to the prior quarter led by higher customer spending on semiconductor equipment and 200mm equipment systems, partially offset by lower customer spending on solar equipment. The Silicon Systems Group’s relative share of total net sales increased compared to the prior quarter and still remains the largest contributor of net sales.
For the third quarter and first nine months of fiscal 2015 compared to the same periods in the prior year, net sales increased primarily due to greater customer investments in semiconductor equipment, spares and services, 200mm equipment systems and display equipment.
Net sales by geographic region, determined by the location of customers' facilities to which products were shipped, were as follows:

	Three Months Ended						Change
	July 26, 2015		April 26, 2015		July 27, 2014		Q3 2015 over Q2 2015	Q3 2015 over Q3 2014

	(In millions, except percentages)
Taiwan	$751	30%	$455	19%	$598	26%	65%	26%
China	282	11%	412	17%	288	13%	(32)%	(2)%
Korea	308	12%	449	18%	226	10%	(31)%	36%
Japan	271	11%	257	10%	229	10%	5%	18%
Southeast Asia	94	4%	87	4%	81	4%	8%	16%
Asia Pacific	1,706	68%	1,660	68%	1,422	63%	3%	20%
United States	650	26%	632	26%	683	30%	3%	(5)%
Europe	134	6%	150	6%	160	7%	(11)%	(16)%
Total	$2,490	100%	$2,442	100%	$2,265	100%	2%	10%

	Nine Months Ended				Change
	July 26, 2015		July 27, 2014		YTD Q3 2015 over YTD Q3 2014

	(In millions, except percentages)
Taiwan	$1,725	24%	$2,084	31%	(17)%
China	1,082	15%	1,305	19%	(17)%
Korea	1,221	17%	778	11%	57%
Japan	759	10%	608	9%	25%
Southeast Asia	266	3%	220	3%	21%
Asia Pacific	5,053	69%	4,995	73%	1%
United States	1,811	25%	1,333	20%	36%
Europe	427	6%	480	7%	(11)%
Total	$7,291	100%	$6,808	100%	7%
The changes in net sales from customers in Taiwan, China and Korea in the third quarter of fiscal 2015 compared to the prior quarter primarily reflected changes in customer mix for semiconductor equipment, as well as lower customer spending on display equipment by customers in China in the third quarter of fiscal 2015 compared to the prior quarter.
The changes in net sales from customers in Taiwan, Korea and Japan in the third quarter of fiscal 2015 compared to the same period in fiscal 2014 primarily reflected changes in customer mix for semiconductor equipment. The changes in net sales from customers in Korea, the United States, Japan, Taiwan and China in the first nine months of fiscal 2015 compared to the same period in fiscal 2014 primarily reflected changes in customer mix for semiconductor equipment. The decrease in net sales from customers in China was partially offset by higher customer spending on display equipment.
Gross Margin
Gross margins for the periods indicated were as follows:

	Three Months Ended			Change		Nine Months Ended		Change
	July 26, 2015	April 26, 2015	July 27, 2014	Q3 2015 over Q2 2015	Q3 2015 over Q3 2014	July 26, 2015	July 27, 2014	YTD Q3 2015 over YTD Q3 2014

	(In millions, except percentages)
Gross profit	$1,018	$1,016	$992	$2	$26	$2,993	$2,884	$109
Gross margin	40.9%	41.6%	43.8%	(0.7) points	(2.9) points	41.1%	42.4%	(1.3) points
Non-GAAP Adjusted Results
Non-GAAP adjusted gross profit	$1,093	$1,055	$1,030	$38	$63	$3,147	$3,001	$146
Non-GAAP adjusted gross margin	43.9%	43.2%	45.5%	0.7 points	(1.6) points	43.2%	44.1%	(0.9) points
Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
Gross profit and non-GAAP adjusted gross profit in the third quarter of fiscal 2015 increased compared to the prior quarter, primarily reflecting higher net sales, but gross margin decreased primarily due to $34 million of inventory charges associated with the restructuring actions in the solar business during the quarter. Details on restructuring charges and asset impairments are included in Note 11 of the Notes to the Consolidated Condensed Financial Statements. Non-GAAP adjusted gross margin in the third quarter of fiscal 2015 increased compared to the prior quarter primarily due to favorable product mix.
Gross profit and non-GAAP adjusted gross profit in the third quarter and first nine months of fiscal 2015 increased compared to the same periods in the prior year, primarily due to higher net sales, but gross margin and non-GAAP adjusted gross margin decreased primarily due to unfavorable changes in product mix and the absence of a recovery of a regional customs duty assessment charge recorded in fiscal 2014.

Gross profit and non-GAAP adjusted gross profit during each of the three months ended July 26, 2015, April 26, 2015 and July 27, 2014 included $14 million, $14 million and $13 million, respectively, of share-based compensation expense. Gross profit and non-GAAP adjusted gross profit during the nine months ended July 26, 2015 and July 27, 2014 included $43 million and $40 million, respectively, of share-based compensation expense.
Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended			Change		Nine Months Ended		Change
	July 26, 2015	April 26, 2015	July 27, 2014	Q3 2015 over Q2 2015	Q3 2015 over Q3 2014	July 26, 2015	July 27, 2014	YTD Q3 2015 over YTD Q3 2014

	(In millions)
Research, development and engineering	$372	$365	$357	$7	$15	$1,088	$1,068	$20
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
Management believes that it is critical to continue to make substantial investments in RD&E to assure the availability of innovative technology that meets the current and projected requirements of its customers’ most advanced designs. Applied has maintained and intends to continue its commitment to investing in RD&E in order to continue to offer new products and technologies. RD&E expenses increased during the third quarter and first nine months of fiscal 2015 compared to the prior quarter and the same periods in the prior year, reflecting ongoing investment in product development initiatives. RD&E expenses during the three months ended July 26, 2015, April 26, 2015 and July 27, 2014 included $17 million, $17 million and $16 million, respectively, of share-based compensation expense. RD&E expense during the nine months ended July 26, 2015 and July 27, 2014 included $52 million and $49 million, respectively, of share-based compensation expense.
Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended			Change		Nine Months Ended		Change
	July 26, 2015	April 26, 2015	July 27, 2014	Q3 2015 over Q2 2015	Q3 2015 over Q3 2014	July 26, 2015	July 27, 2014	YTD Q3 2015 over YTD Q3 2014

	(In millions)
Marketing and selling	$112	$109	$108	$3	$4	$332	$324	$8
Marketing and selling expenses remained relatively flat for the third quarter and first nine months of fiscal 2015 compared to the prior quarter and the same periods in fiscal 2014. Marketing and selling expenses during the three months ended July 26, 2015, April 26, 2015 and July 27, 2014 included $6 million, $7 million and $6 million, respectively, of share-based compensation expense. Marketing and selling expenses during the nine months ended July 26, 2015 and July 27, 2014 included $19 million and $17 million, respectively, of share-based compensation expense.

General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended			Change		Nine Months Ended		Change
	July 26, 2015	April 26, 2015	July 27, 2014	Q3 2015 over Q2 2015	Q3 2015 over Q3 2014	July 26, 2015	July 27, 2014	YTD Q3 2015 over YTD Q3 2014

	(In millions)
General and administrative	$135	$140	$126	$(5)	$9	$392	$375	$17
G&A expenses for the third quarter of fiscal 2015 decreased compared to the prior quarter primarily due to lower acquisition-related and integration costs related to the terminated business combination with TEL, which was terminated in April 2015, partially offset by restructuring charges. G&A expenses for the third quarter of fiscal 2015 increased compared to the same period in the prior year primarily attributable to the restructuring charges, partially offset by lower acquisition-related and integration costs related to the terminated business combination with TEL. G&A expenses for the first nine months of fiscal 2015 increased compared to the same period of the prior year primarily attributable to the restructuring charges.
During the third quarter of fiscal 2015, Applied implemented cost reduction measures in its solar business to achieve a lower break-even level and improve business performance. Restructuring charges and asset impairments amounted to $17 million during the third quarter of fiscal 2015 related to these actions and were included in G&A expenses. Details on restructuring charges and asset impairments are included in Note 11 of the Notes to the Consolidated Condensed Financial Statements.
G&A expenses during the three months ended July 26, 2015, April 26, 2015 and July 27, 2014 each included $9 million, of share-based compensation expense. G&A expenses during the nine months ended July 26, 2015 and July 27, 2014 included $27 million and $26 million, respectively, of share-based compensation expense.
Loss (gain) on Derivatives Associated with Terminated Business Combination

	Three Months Ended			Change		Nine Months Ended		Change
	July 26, 2015	April 26, 2015	July 27, 2014	Q3 2015 over Q2 2015	Q3 2015 over Q3 2014	July 26, 2015	July 27, 2014	YTD Q3 2015 over YTD Q3 2014

	(In millions)
Loss (gain) on derivatives associated with terminated business combination	3	(14)	10	$17	$(7)	(89)	9	$(98)
Changes in gain or loss on derivatives associated with terminated business combinations with TEL result from sale of derivative contracts and exchange rate fluctuations. Due to the termination of the proposed business combination, the derivatives were sold during the third quarter of fiscal 2015. For further details, see Note 5 of Notes to Consolidated Condensed Financial Statements.

Interest Expense and Interest and Other Income (Loss), net
Interest expense and interest and other income, net for the periods indicated were as follows:

	Three Months Ended			Change		Nine Months Ended		Change
	July 26, 2015	April 26, 2015	July 27, 2014	Q3 2015 over Q2 2015	Q3 2015 over Q3 2014	July 26, 2015	July 27, 2014	YTD Q3 2015 over YTD Q3 2014

	(In millions)
Interest expense	$24	$24	$24	$—	$—	$71	$72	$(1)
Interest and other income (loss), net	$3	$(3)	$3	$6	$—	$2	$14	$(12)
Interest expense remained flat in the third quarter and first nine months of fiscal 2015 compared to the prior quarter and to the same periods in fiscal 2014. Interest expenses incurred were primarily associated with the senior unsecured notes issued in June 2011.
The change in interest and other income (loss), net in the third quarter of fiscal 2015 compared to the prior quarter was due to lower impairment of strategic investments recorded during the quarter. The change in interest and other income (loss), net in the first nine months of fiscal 2015 compared to the same period in fiscal 2014 was primarily due to lower realized gains on sales of strategic investments during the first nine months of fiscal 2015.

Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

	Three Months Ended			Change		Nine Months Ended		Change
	July 26, 2015	April 26, 2015	July 27, 2014	Q3 2015 over Q2 2015	Q3 2015 over Q3 2014	July 26, 2015	July 27, 2014	YTD Q3 2015 over YTD Q3 2014

	(In millions, except percentages)
Provision for income taxes	$46	$25	$69	$21	$(23)	$160	$234	$(74)
Effective tax rate	12.3%	6.4%	18.6%	5.9 points	(6.3) points	13.3%	22.3%	(9.0) points
Applied’s effective tax rate is affected by the geographical composition of income, which includes jurisdictions with income tax incentives and differing tax rates. It is also affected by discrete events that are not consistent from period to period, such as changes in income tax laws and regulations and the resolution of income tax filings.
Applied’s effective tax rate for the third quarter of fiscal 2015 was higher than the rate for the prior quarter due primarily to an adjustment in the second quarter of fiscal 2015 to correct an error in the recognition of cost of sales in the U.S. related to intercompany sales and acquisition costs that became deductible in the second quarter of fiscal 2015 as a result of the termination of the proposed business combination with TEL, partially offset by resolutions and changes related to income tax liabilities for prior years and changes in the geographical composition of income.
The effective tax rate for the third quarter of fiscal 2015 was lower than in the same period in the prior year primarily due to resolutions and changes related to income tax liabilities for prior years and changes in the geographical composition of income.
The effective tax rate for the first nine months of fiscal 2015 was lower than in the same period in the prior year primarily due to an adjustment in the second quarter of fiscal 2015 to correct an error in the recognition of cost of sales in the U.S. related to intercompany sales, acquisition costs that became deductible in the second quarter of fiscal 2015 as a result of the termination of the proposed business combination with TEL, reinstatement of the U.S. federal research and development tax credit during the first quarter of fiscal 2015 which was retroactive to its expiration in December 2013, resolutions and changes related to income tax liabilities for prior years, and changes in the geographical composition of income.
The effective tax rate for the nine months ended July 26, 2015 includes the effect of an adjustment primarily to correct an error in the recognition of cost of sales in the U.S. related to intercompany sales. While this error had no impact on Applied’s consolidated cost of sales, it resulted in overstating profitability in the U.S. and the provision for income taxes, income taxes payable and other tax balance sheet accounts in each year since fiscal 2010. The impact of the adjustment to the nine months ended July 26, 2015 was a decrease in provision for income taxes of $35 million. See Note 1 of Notes to Consolidated Condensed Financial Statements.

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
The competitive environment for the Silicon Systems Group in the first nine months of fiscal 2015 reflected continued investment by semiconductor manufacturers. DRAM and NAND manufacturers increased investments in technology upgrades and additional capacity. Foundry investments reflected demand for new technology as customers ramp wafer starts at advanced nodes to meet demand for advanced mobile chips, but decreased primarily due to customers managing excess inventory, improving yields and re-using equipment.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	July 26, 2015	April 26, 2015	July 27, 2014	Q3 2015 over Q2 2015		Q3 2015 over Q3 2014

	(In millions, except percentages and ratios)
New orders	$2,007	$1,704	$1,565	$303	18%	$442	28%
Net sales	1,635	1,560	1,476	75	5%	159	11%
Book to bill ratio	1.2	1.1	1.1
Operating income	411	374	381	37	10%	30	8%
Operating margin	25.1%	24.0%	25.8%		1.1 points		(0.7) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$455	$418	$423	37	9%	32	8%
Non-GAAP adjusted operating margin	27.8%	26.8%	28.7%		1.0 points		(0.9) points

	Nine Months Ended		Change
	July 26, 2015	July 27, 2014	YTD Q3 2015 over YTD Q3 2014

	(In millions, except percentages and ratios)
New orders	$5,137	$4,798	$339	7%
Net sales	4,641	4,544	97	2%
Book to bill ratio	1.1	1.1
Operating income	1,092	1,086	6	1%
Operating margin	23.5%	23.9%		(0.4) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$1,223	$1,213	10	1%
Non-GAAP adjusted operating margin	26.4%	26.7%		(0.3) points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."

New orders for the Silicon Systems Group by end use application for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 26, 2015	April 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Foundry	32%	36%	50%	34%	53%
Memory	57%	52%	36%	54%	36%
Logic and other	11%	12%	14%	12%	11%
	100%	100%	100%	100%	100%
New orders for the third quarter of fiscal 2015 increased compared to the prior quarter primarily due to higher demand from memory customers. Net sales for the third quarter of fiscal 2015 increased sequentially primarily due to higher spending from foundry customers, partially offset by lower spending from memory customers. Approximately 65 percent of net sales in the third quarter of fiscal 2015 were for orders received and shipped within the quarter. Operating margin and non-GAAP adjusted operating margin increased compared to the prior quarter primarily due to higher net sales and favorable changes in product mix. In the third quarter of fiscal 2015, three customers accounted for approximately 56 percent of this segment's total new orders and three customers accounted for approximately 45 percent of this segment's total net sales.
New orders and net sales for the third quarter and first nine months of fiscal 2015 increased compared to the same periods in fiscal 2014 primarily due to increased demand and higher spending from memory and logic customers, partially offset by lower demand from foundry customers. Operating income and non-GAAP adjusted operating income increased in the third quarter and first nine months of fiscal 2015 compared to the same periods in the prior year, reflecting the increase in net sales. Operating margin and non-GAAP adjusted operating margin in the third quarter and the first nine months of fiscal 2015 decreased compared to the comparable periods in fiscal 2014, despite the increase in net sales, primarily due to unfavorable changes in product mix.
The following regions accounted for at least 30 percent of total net sales for the Silicon Systems Group segment for one or more of the periods indicated:

	Three Months Ended						Change
	July 26, 2015		April 26, 2015		July 27, 2014		Q3 2015 over Q2 2015	Q3 2015 over Q3 2014

	(In millions, except percentages)
Taiwan	$594	36%	$306	20%	$466	32%	94%	27%
United States	$478	29%	$438	28%	$544	37%	9%	(12)%

	Nine Months Ended				Change
	July 26, 2015		July 27, 2014		YTD Q3 2015 over YTD Q3 2014

	(In millions, except percentages)
Taiwan	$1,283	28%	$1,711	38%	(25)%
United States	$1,290	28%	$934	21%	38%
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
Industry conditions that affected Applied Global Services' sales of spares and services during the first nine months of fiscal 2015 were principally semiconductor manufacturers' wafer starts, as well as utilization rates.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	July 26, 2015	April 26, 2015	July 27, 2014	Q3 2015 over Q2 2015		Q3 2015 over Q3 2014

	(In millions, except percentages and ratios)
New orders	$561	$641	$552	$(80)	(12)%	$9	2%
Net sales	665	646	567	19	3%	98	17%
Book to bill ratio	0.8	1.0	1.0
Operating income	170	170	154	—	—%	16	10%
Operating margin	25.6%	26.3%	27.2%		(0.7) points		(1.6) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	173	170	154	3	2%	19	12%
Non-GAAP adjusted operating margin	26.0%	26.3%	27.2%		(0.3) points		(1.2) points

	Nine Months Ended		Change
	July 26, 2015	July 27, 2014	YTD Q3 2015 over YTD Q3 2014

	(In millions, except percentages and ratios)
New orders	$1,892	$1,686	$206	12%
Net sales	1,894	1,608	286	18%
Book to bill ratio	1.0	1.0
Operating income	493	427	66	15%
Operating margin	26.0%	26.6%		(0.6) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$497	$430	67	16%
Non-GAAP adjusted operating margin	26.2%	26.7%		(0.5) points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."

New orders for the third quarter of fiscal 2015 decreased compared to the prior quarter primarily due to lower demand for semiconductor spares and 200mm equipment systems. Net sales for the third quarter of fiscal 2015 increased from the prior quarter primarily due to higher investment in 200mm equipment systems. Operating income and non-GAAP adjusted operating income for the third quarter of fiscal 2015 compared to the prior quarter were relatively flat, while operating margin and non-GAAP adjusted operating margin for the third quarter of fiscal 2015 decreased compared to the prior quarter, primarily due to increased research and development expenses and sales initiatives. Operating income for the third quarter of fiscal 2015 included $3 million of inventory charges related to cost reduction measures taken in the third quarter of fiscal 2015, which was recorded in cost of products sold. Details on restructuring charges and asset impairments are included in Note 11 of the Notes to the Consolidated Condensed Financial Statements.
New orders for the third quarter of fiscal 2015 increased compared to the same period in the prior year due to the higher demand for semiconductor services, partially offset by lower demand for 200mm equipment systems. New orders for the first nine months and net sales for the third quarter and first nine months of fiscal 2015 increased compared to the same periods in the prior year mainly due to higher demand for semiconductor spares, services and 200mm equipment systems. Operating income and non-GAAP adjusted operating income increased in the third quarter and first nine months of fiscal 2015 compared to the same periods in the prior year, reflecting the increase in net sales. Operating margin and non-GAAP adjusted operating margin in the third quarter and first nine months of fiscal 2015 decreased compared to the same periods in fiscal 2014, despite the increase in net sales, primarily due to the absence of a recovery of a regional custom duty assessment charge recorded in fiscal 2014.
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
The market environment for Applied's Display segment in the first nine months of fiscal 2015 has been characterized by continued demand for manufacturing equipment for TV and high-end mobile devices, although this sector remains susceptible to highly cyclical conditions. Uneven order and revenue patterns in the Display segment can cause significant fluctuations quarter-over-quarter, as well as year-over year.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	July 26, 2015	April 26, 2015	July 27, 2014	Q3 2015 over Q2 2015		Q3 2015 over Q3 2014

	(In millions, except percentages and ratios)
New orders	$295	$120	$296	$175	146%	$(1)	—%
Net sales	151	163	119	(12)	(7)%	32	27%
Book to bill ratio	2.0	0.7	2.5
Operating income	25	40	25	(15)	(38)%	—	—%
Operating margin	16.6%	24.5%	21.0%		(7.9) points		(4.4) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$26	$40	$26	(14)	(35)%	—	—%
Non-GAAP adjusted operating margin	17.2%	24.5%	21.8%		(7.3) points		(4.6) points

	Nine Months Ended		Change
	July 26, 2015	July 27, 2014	YTD Q3 2015 over YTD Q3 2014

	(In millions, except percentages and ratios)
New orders	$522	$715	$(193)	(27)%
Net sales	589	425	164	39%
Book to bill ratio	0.9	1.7
Operating income	137	77	60	78%
Operating margin	23.3%	18.1%		5.2 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$139	$79	60	76%
Non-GAAP adjusted operating margin	23.6%	18.6%		5.0 points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
New orders for the third quarter of fiscal 2015 increased compared to the prior quarter primarily due to an increase in TV manufacturing equipment orders, while net sales were lower compared to the prior quarter due to timing of shipments of TV manufacturing equipment. Operating income, operating margin, non-GAAP adjusted operating income and non-GAAP adjusted operating margin decreased compared to the prior quarter, as a result of unfavorable product mix and additional inventory charges. Two customers accounted for approximately 85 percent of new orders for this segment during the third quarter of fiscal 2015. Three customers accounted for approximately 85 percent of net sales for the Display segment in the third quarter of fiscal 2015, with one customer accounting for more than 30 percent of net sales.
New orders for the third quarter of fiscal 2015 were flat compared to the same period in the prior year. New orders for the first nine months of fiscal 2015 decreased compared to the same period in the prior year primarily due to lower TV manufacturing equipment orders. Net sales for the third quarter and first nine months of fiscal 2015 were higher compared to the same periods in the prior year mainly due to shipments of TV equipment during fiscal 2015. Operating income and non-GAAP adjusted operating income were relatively flat for the third quarter of fiscal 2015 compared to the same period in the prior year, while operating margin and non-GAAP adjusted operating margin decreased primarily due to the sale of tools in fiscal 2014 for which inventory had been fully reserved previously. Operating income, operating margin and non-GAAP adjusted operating income and non-GAAP adjusted operating margin increased for the first nine months of fiscal 2015 from the same period in the prior year, reflecting higher net sales and favorable product mix.
The following regions accounted for at least 30 percent of total net sales for the Display segment for one or more of the periods indicated:

	Three Months Ended						Change
	July 26, 2015		April 26, 2015		July 27, 2014		Q3 2015 over Q2 2015	Q3 2015 over Q3 2014

	(In millions, except percentages)
China	$97	64%	$138	85%	$65	55%	(30)%	49%
Korea	$50	33%	$16	10%	$36	30%	213%	39%

	Nine Months Ended				Change
	July 26, 2015		July 27, 2014		YTD Q3 2015 over YTD Q3 2014

	(In millions, except percentages)
China	$474	80%	$355	84%	34%
Korea	$105	18%	$41	10%	156%

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
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	July 26, 2015	April 26, 2015	July 27, 2014	Q3 2015 over Q2 2015		Q3 2015 over Q3 2014

	(In millions, except percentages and ratios)
New orders	$29	$50	$66	$(21)	(42)%	$(37)	(56)%
Net sales	39	73	103	(34)	(47)%	(64)	(62)%
Book to bill ratio	0.7	0.7	0.6
Operating income (loss)	(52)	(5)	24	(47)	(940)%	(76)	(317)%
Operating margin	(133.3)%	(6.8)%	23.3%		(126.5) points		(156.6) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income (loss)	(2)	(4)	25	2	50%	(27)	(108)%
Non-GAAP adjusted operating margin	(5.1)%	(5.5)%	24.3%		0.4 points		(29.4) points

	Nine Months Ended		Change
	July 26, 2015	July 27, 2014	YTD Q3 2015 over YTD Q3 2014

	(In millions, except percentages and ratios)
New orders	$129	$194	$(65)	(34)%
Net sales	167	231	(64)	(28)%
Book to bill ratio	0.8	0.8
Operating income (loss)	(61)	18	(79)	(439)%
Operating margin	(36.5)%	7.8%		(44.3) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income (loss)	$(9)	$22	(31)	(141)%
Non-GAAP adjusted operating margin	(5.4)%	9.5%		(14.9) points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results.".
Financial results during the periods presented remained at low levels due to continued excess manufacturing capacity in the solar industry. One customer accounted for approximately 67 percent of new orders and two customers accounted for approximately 30 percent of net sales for this segment during the third quarter of fiscal 2015.
Operating loss for the third quarter of fiscal 2015 included $17 million in restructuring charges and asset impairments and $31 million of inventory charges recorded in cost of products sold, related to cost reduction measures taken in the third quarter of fiscal 2015. Details on restructuring charges and asset impairments are included in Note 11 of the Notes to the Consolidated Condensed Financial Statements.

The following region accounted for at least 30 percent of total net sales for the Energy and Environmental Solutions segment for one or more of the periods presented:

	Three Months Ended						Change
	July 26, 2015		April 26, 2015		July 27, 2014		Q3 2015 over Q2 2015	Q3 2015 over Q3 2014

	(In millions, except percentages)
China	$15	38%	$24	33%	$72	70%	(38)%	(79)%

	Nine Months Ended				Change
	July 26, 2015		July 27, 2014		YTD Q3 2015 over YTD Q3 2014

	(In millions, except percentages)
China	$69	41%	$148	64%	(53)%

Financial Condition, Liquidity and Capital Resources
Applied's cash, cash equivalents and investments consist of the following:

	July 26, 2015	October 26, 2014

	(In millions)
Cash and cash equivalents	$2,574	$3,002
Short-term investments	169	160
Long-term investments	958	935
Total cash, cash-equivalents and investments	$3,701	$4,097
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Nine Months Ended
	July 26, 2015	July 27, 2014

	(In millions)
Cash provided by operating activities	$692	$1,393
Cash used in investing activities	$(224)	$(108)
Cash used in financing activities	$(896)	$(270)
Operating Activities
Cash from operating activities for the nine months ended July 26, 2015 was $692 million, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation and deferred income taxes. Cash from operating activities reflected increases in accounts receivable and inventories, and decreases in accounts payable, accrued expenses and customer deposits.
Applied did not discount promissory notes or utilize programs to discount letters of credit issued by customers during the three and nine months ended July 26, 2015 or the three months ended July 27, 2014. Applied discounted $29 million of letters of credit issued by customers during the nine months ended July 27, 2014. Discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied did not factor any accounts receivable during the three and nine months ended July 26, 2015 or the three months ended July 27, 2014, and factored accounts receivable of $45 million during the nine months ended July 27, 2014.
Applied’s working capital was $4.0 billion at July 26, 2015 and $4.1 billion at October 26, 2014.
Days sales, inventory and payable outstanding at the end of each of the periods indicated were:

	July 26, 2015	April 26, 2015	July 27, 2014

Days sales outstanding	73	67	65
Days inventory outstanding	108	109	111
Days payable outstanding	43	41	42
Days sales outstanding varies due to the timing of shipments and payment terms. Days sales outstanding increased in the third quarter of fiscal 2015 compared to the prior quarter primarily due to slower collections. Days inventory outstanding decreased slightly during the third quarter of fiscal 2015 compared to the prior quarter reflecting higher cost of products sold. Days payable outstanding increased slightly during the third quarter of fiscal 2015 compared to the prior quarter primarily reflecting higher accounts payable balances at the end of the current quarter.

Investing Activities
Applied used $224 million of cash in investing activities during the nine months ended July 26, 2015. Purchases of investments, net of proceeds from sales and maturities of investments, totaled $60 million and capital expenditures were $164 million during the nine months ended July 26, 2015.
Financing Activities
Applied used cash for financing activities in the amount of $896 million during the nine months ended July 26, 2015, consisting primarily of $625 million in repurchases of common stock, $368 million in payment of cash dividends to stockholders, offset by excess tax benefits from share-based compensation of $54 million and proceeds from common stock issuances and other of $43 million.
In June 2015, March 2015 and December 2014, Applied's Board of Directors declared quarterly cash dividends in the amount of $0.10 per share. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in May 2017. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at July 26, 2015. Remaining credit facilities in the amount of approximately $64 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both July 26, 2015 and October 26, 2014, and Applied has not utilized these credit facilities.
In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. At July 26, 2015 and October 26, 2014, Applied did not have any commercial paper outstanding, but may issue commercial paper notes under this program from time to time in the future.
Applied had senior unsecured notes in the aggregate principal amount of $1.95 billion outstanding as of July 26, 2015. The indentures governing these notes include covenants with which Applied was in compliance at July 26, 2015. See Note 10 of Notes to Consolidated Condensed Financial Statements for additional discussion of existing debt. Applied may seek to refinance its existing debt and may incur additional indebtedness depending on Applied's capital requirements and the availability of financing.
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of July 26, 2015, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $54 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of July 26, 2015, Applied Materials, Inc. has provided parent guarantees to banks for approximately $100 million to cover these arrangements.

Others
Applied’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, municipal bonds, corporate bonds and mortgage-backed and asset-backed securities, as well as equity securities. Applied regularly monitors the credit risk in its investment portfolio and takes appropriate measures, which may include the sale of certain securities, to manage such risks prudently in accordance with its investment policies. During the three and nine months ended July 26, 2015, Applied did not recognize any impairment of its fixed income or publicly traded equity securities. At July 26, 2015, gross unrealized losses due to a decrease in the fair value of certain fixed income securities were not material.
During the three and nine months ended July 26, 2015, Applied did not record a bad debt provision. While Applied believes that its allowance for doubtful accounts at July 26, 2015 is adequate, it will continue to closely monitor customer liquidity and economic conditions.
As of July 26, 2015, approximately $2.8 billion of cash, cash equivalents and marketable securities held by foreign subsidiaries may be subject to U.S. taxes if repatriated for U.S. operations. Of this amount, Applied intends to indefinitely reinvest approximately $2.4 billion of these funds outside of the U.S. and does not plan to repatriate these funds. For the remaining cash, cash equivalents and marketable securities held by foreign subsidiaries, U.S. taxes have been provided for in the financial statements.
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

Non-GAAP Adjusted Results
Management uses non-GAAP adjusted results to evaluate operating and financial performance in light of business objectives and for planning purposes. Applied believes these measures enhance investors’ ability to review the Company’s business from the same perspective as management and facilitate comparisons of this period’s results with prior periods. The non-GAAP adjusted results presented below exclude the impact of the following, where applicable: certain items related to mergers and acquisitions; restructuring charges and any associated adjustments; impairments of assets, or investments; gain or loss on sale of strategic investments; and certain discrete adjustments and tax items. These non-GAAP adjusted measures are not in accordance with GAAP and may differ from non-GAAP methods of accounting and reporting used by other companies. The presentation of this additional information should not be considered a substitute for results prepared in accordance with GAAP.

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results:
APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	July 26, 2015	April 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Non-GAAP Adjusted Gross Profit
Reported gross profit - GAAP basis	$1,018	$1,016	$992	$2,993	$2,884
Certain items associated with acquisitions[1]	41	39	38	120	116
Inventory charges related to restructuring[3]	34	—	—	34	—
Acquisition integration costs	—	—	—	—	1
Non-GAAP adjusted gross profit	$1,093	$1,055	$1,030	$3,147	$3,001
Non-GAAP adjusted gross margin	43.9%	43.2%	45.5%	43.2%	44.1%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$396	$416	$391	$1,270	$1,108
Certain items associated with acquisitions[1]	47	45	44	138	135
Acquisition integration costs	1	—	9	2	30
Loss (gain) on derivatives associated with terminated business combination, net	3	(14)	10	(89)	9
Certain items associated with terminated business combination[2]	1	29	23	50	50
Restructuring, inventory charges and asset impairments[3,4]	50	—	—	50	7
Foreign exchange loss due to functional currency change[5]	19	—	—	19	—
Non-GAAP adjusted operating income	$517	$476	$477	$1,440	$1,339
Non-GAAP adjusted operating margin	20.8%	19.5%	21.1%	19.8%	19.7%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis[6]	$329	$364	$301	$1,041	$816
Certain items associated with acquisitions[1]	47	45	44	138	135
Acquisition integration costs	1	—	9	2	30
Loss (gain) on derivatives associated with terminated business combination, net	3	(14)	10	(89)	9
Certain items associated with terminated business combination[2]	1	29	23	50	50
Restructuring, inventory charges and asset impairments[3,4]	50	—	—	50	7
Impairment (gain on sale) of strategic investments, net	(1)	6	(1)	6	(4)
Foreign exchange loss due to functional currency change[5]	19	—	—	19	—
Reinstatement of federal R&D tax credit, resolution of prior years’ income tax filings and other tax items[6]	(21)	(54)	(19)	(92)	(22)
Income tax effect of non-GAAP adjustments	(18)	(14)	(18)	(15)	(45)
Non-GAAP adjusted net income	$410	$362	$349	$1,110	$976

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.
2	These items are incremental charges related to the terminated business combination agreement with Tokyo Electron Limited, consisting of acquisition-related and integration planning costs.
3
Results for the three and nine months ended July 26, 2015 primarily included $34 million of inventory charges and $17 million of restructuring charges and asset impairments related to cost reductions in the solar business.

4	Results for the nine months ended July 27, 2014 included a $7 million of employee-related costs related to the restructuring program announced on October 3, 2012.
5	Results for the three and nine months ended July 26, 2015 included a $19 million foreign exchange loss due to an immaterial correction of an error related to functional currency change.
6
Amounts for the three months ended April 26, 2015 and nine months ended July 26, 2015 included an adjustment to decrease the provision for income taxes by $39 million and $35 million, respectively, with a corresponding increase in net income, resulting in an increase in diluted earnings per share of $0.03. The adjustment was excluded in Applied's non-GAAP adjusted results and was made primarily to correct an error in the recognition of cost of sales in the U.S. related to intercompany sales, which resulted in overstating profitability in the U.S. and the provision for income taxes in immaterial amounts in each year since fiscal 2010.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended			Nine Months Ended
(In millions, except per share amounts)	July 26, 2015	April 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis[1]	$0.27	$0.29	$0.24	$0.84	$0.66
Certain items associated with acquisitions	0.03	0.03	0.03	0.10	0.09
Acquisition integration costs	—	—	0.01	—	0.02
Certain items associated with terminated business combination	—	0.02	0.02	0.03	0.04
Gain on derivative associated with terminated business combination, net	—	(0.01)	—	(0.05)	—
Restructuring, inventory charges and asset impairments	0.03	—	—	0.03	—
Reinstatement of federal R&D tax credit, resolution of prior years’ income tax filings and other tax items[1]	(0.02)	(0.04)	(0.02)	(0.07)	(0.02)
Foreign exchange loss due to functional currency change	0.02	—	—	0.02	—
Non-GAAP adjusted earnings per diluted share	0.33	0.29	0.28	0.90	0.79
Weighted average number of diluted shares	1,231	1,241	1,233	1,238	1,230

1
Amounts for the three months ended April 26, 2015 and nine months ended July 26, 2015 included an adjustment to decrease the provision for income taxes by $39 million and $35 million, respectively, with a corresponding increase in net income, resulting in an increase in diluted earnings per share of $0.03. The adjustment was excluded in Applied's non-GAAP adjusted results and was made primarily to correct an error in the recognition of cost of sales in the U.S. related to intercompany sales, which resulted in overstating profitability in the U.S. and the provision for income taxes in immaterial amounts in each year since fiscal 2010.

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	July 26, 2015	April 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014

SSG Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$411	$374	$381	$1,092	$1,086
Certain items associated with acquisitions[1]	44	44	42	131	126
Acquisition integration costs	—	—	—	—	1
Non-GAAP adjusted operating income	$455	$418	$423	$1,223	$1,213
Non-GAAP adjusted operating margin	27.8%	26.8%	28.7%	26.4%	26.7%
AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$170	$170	$154	$493	$427
Certain items associated with acquisitions[1]	—	—	—	1	3
Inventory charges related to restructuring[2]	3	—	—	3	—
Non-GAAP adjusted operating income	$173	$170	$154	$497	$430
Non-GAAP adjusted operating margin	26.0%	26.3%	27.2%	26.2%	26.7%
Display Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$25	$40	$25	$137	$77
Certain items associated with acquisitions[1]	1	—	1	2	2
Non-GAAP adjusted operating income	$26	$40	$26	$139	$79
Non-GAAP adjusted operating margin	17.2%	24.5%	21.8%	23.6%	18.6%
EES Non-GAAP Adjusted Operating Income (Loss)
Reported operating income (loss) - GAAP basis	$(52)	$(5)	$24	$(61)	$18
Certain items associated with acquisitions[1]	2	1	1	4	4
Restructuring, inventory charges and asset impairments[2]	48	—	—	48	—
Non-GAAP adjusted operating income (loss)	$(2)	$(4)	$25	$(9)	$22
Non-GAAP adjusted operating margin	(5.1)%	(5.5)%	24.3%	(5.4)%	9.5%

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

2
Results for the three and nine months ended July 26, 2015 included a $34 million of inventory charges and $17 million of restructuring charges and asset impairments related to cost reductions in the solar business.

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
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $1.0 billion at July 26, 2015. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at July 26, 2015, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $15 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. At July 26, 2015, the carrying amount of long-term debt issued by Applied was $1.5 billion with an estimated fair value of $1.7 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s long-term debt issuances of approximately $157 million at July 26, 2015.
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
Applied is also exposed to interest rate risk associated with its potential future borrowings. During the three months ended July 26, 2015, Applied entered into a series of forward-starting interest rate swap agreements to hedge against the variability of cash flows due to changes in the benchmark interest rate of fixed rate debt. Gains and losses on these contracts are generally recognized in income at the time that the related debt being hedged is recognized. Because the effect of movements in interest rates generally offset the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in interest rates.

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
Changes in Internal Control Over Financial Reporting
During the third quarter of fiscal 2015, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The information set forth under “Legal Matters” in Note 15 in Notes to Consolidated Condensed Financial Statements is incorporated herein by reference.

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
Applied’s semiconductor customer base historically has been, and is becoming even more, highly concentrated as a result of economic and industry conditions. In the first nine months of fiscal 2015, two semiconductor manufacturers accounted for approximately 42 percent of Silicon Systems Group net sales and two customers accounted for 32 percent of Applied’s consolidated net sales. Applied’s display customer base is also highly concentrated, while concentration within Applied’s solar customer base varies depending on the product line but is increasing due to challenging industry conditions. Applied’s customer base is also geographically-concentrated. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for tabular presentations of net sales by geographic region.
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
In the third quarter of fiscal 2015, approximately 74 percent of Applied’s net sales were to customers in regions outside the United States. Moreover, China now represents the largest market for various electronic products, such as TVs, PCs, and smartphones. Certain of Applied’s R&D and manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in Singapore, Taiwan, China, Korea, Israel, Germany and Italy. Applied is also expanding its business and operations in new countries. The global nature of Applied’s business and operations, combined with the need to continually improve the Company’s operating cost structure, presents challenges, including but not limited to those arising from:

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
As a global company, Applied is subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Applied’s future annual and quarterly tax rates could be affected by numerous factors, including changes in the: (1) applicable tax laws; (2) amount and composition of pre-tax income in countries with differing tax rates; (3) plans of the Company to indefinitely reinvest certain funds held outside of the U.S.; and (4) valuation of Applied’s deferred tax assets and liabilities. As of July 26, 2015, Applied intends to permanently reinvest approximately $2.4 billion of these funds outside of the U.S. and does not plan to repatriate these funds.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information as of July 26, 2015 with respect to the shares of common stock repurchased by Applied during the third quarter of fiscal 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*

	(In millions, except per share amounts)
Month #1
(April 27, 2015 to May 24, 2015)	3.0	$20.10	$61	3.0	$2,939
Month #2
(May 25, 2015 to June 21, 2015)	12.2	$20.02	244	12.2	$2,695
Month #3
(June 22, 2015 to July 26, 2015)	16.9	$18.96	320	16.9	$2,375
Total	32.1	$19.47	$625	32.1

*	On April 26, 2015, the Board of Directors approved a common stock repurchase program authorizing up to $3.0 billion in repurchases over the three years ending April 2018.

Item 6.    Exhibits
Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

†	Filed herewith.

‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ ROBERT J. HALLIDAY
Robert J. Halliday Senior Vice President, Chief Financial Officer (Principal Financial Officer)
August 20, 2015

By:	/s/ CHARLES W. READ
Charles W. Read Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
August 20, 2015