Form 10-K
period 2015-10-25
APPLIED MATERIALS INC /DE
filed 2015-12-09
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 25, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 26, 2015, based upon the closing sale price reported by the NASDAQ Global Select Market on that date: $26,764,127,442
Number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of December 3, 2015: 1,149,133,389
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of Part III will be provided in accordance with Instruction G(3) to Form 10-K no later than February 22, 2016.

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

APPLIED MATERIALS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 25, 2015

PART I

Item 1:	Business
Incorporated in 1967, Applied is a Delaware corporation. A global company with a broad set of capabilities in materials engineering, Applied provides manufacturing equipment, services and software to the global semiconductor, display, solar photovoltaic (PV) and related industries. With its diverse technology capabilities, Applied delivers products and services that improve device performance, yield and cost. Applied’s customers include manufacturers of semiconductor chips, liquid crystal and other displays, solar PV cells, and other electronic devices. These customers may use what they manufacture in their own end products or sell the items to other companies for use in advanced electronic components. Applied’s fiscal year ends on the last Sunday in October.
Applied operates in four reportable segments: Silicon Systems, Applied Global Services, Display, and Energy and Environmental Solutions. A summary of financial information for each reportable segment is found in Note 16 of Notes to Consolidated Financial Statements. A discussion of factors that could affect operations is set forth under “Risk Factors” in Item 1A, which is incorporated herein by reference.
Net sales by reportable segment for the past three fiscal years were as follows:

	2015		2014		2013

	(In millions, except percentages)
Silicon Systems	$6,135	64%	$5,978	66%	$4,775	64%
Applied Global Services	2,531	26%	2,200	24%	2,023	27%
Display	780	8%	615	7%	538	7%
Energy and Environmental Solutions	213	2%	279	3%	173	2%
Total	$9,659	100%	$9,072	100%	$7,509	100%

Silicon Systems
Applied’s Silicon Systems segment develops, manufactures and sells a wide range of manufacturing equipment used to fabricate semiconductor chips, also referred to as integrated circuits (ICs). The Silicon Systems segment includes semiconductor capital equipment for deposition, etch, ion implantation, rapid thermal processing, chemical mechanical planarization, metrology and inspection, and wafer packaging. The majority of Applied's new equipment sales are to leading integrated device manufacturers and foundries worldwide.
Transistor and Interconnect
Applied’s transistor and interconnect products and technologies have enabled multiple generations of device scaling from planar transistors to today’s 3D multi-gate FinFET transistors. Applied offers products and technologies for transistor and interconnect fabrication, including epitaxy, ion implantation, oxidation and nitridation, rapid thermal processing, chemical vapor deposition, physical vapor deposition, chemical mechanical planarization and electrochemical deposition. Many of these process steps are used multiple times throughout the semiconductor chip fabrication process.

Transistor and Interconnect Technologies	Product(s)
Epitaxy
Epitaxial silicon (epitaxy or epi) is a layer of pure silicon grown in a uniform crystalline structure on the wafer to form a high quality base for the device circuity. Epi technology is used in an increasing number of IC devices in both the wafer surface and transistor areas of a chip to enhance speed.
Centura RP Epi
Ion Implant
Ion implantation is a key technology for forming transistors and is used many times during chip fabrication. During ion implantation, wafers are bombarded by a beam of electrically-charged ions, called dopants, which change the electrical properties of the exposed surface films.
VIISta Systems
Oxidation/Nitridation Applied’s systems provide critical oxidation steps - like memory gate oxide, shallow trench isolation and liner oxide - for advanced device scaling.	Vantage, Radiance and Centura Systems
Rapid Thermal Processing (RTP)
RTP is used primarily for annealing, which modifies the properties of deposited films. Applied’s single-wafer RTP systems are also used for growing high quality oxide and oxynitride films.
Vantage Systems
Physical Vapor Deposition (PVD)
PVD is used to deposit high quality metal films with low resistivity for contact and interconnect devices. Applications include metal gate, silicides, contact liner/barrier, interconnect copper barrier seed and metal hard mask.
Endura Systems
Chemical Vapor Deposition (CVD)
CVD is used to deposit dielectric and metal films on a wafer. During the CVD process, gases that contain atoms of the material to be deposited react on the wafer surface, forming a thin film of solid material.
Endura and Centura Systems
Chemical Mechanical Planarization (CMP)
CMP is used to planarize a wafer surface, a process that allows subsequent photolithography patterning and material deposition steps to occur with greater accuracy, resulting in more highly uniform film layers with minimal thickness variations.
Reflexion Systems
Electrochemical Deposition (ECD) ECD is a process by which metal atoms from a chemical fluid (an electrolyte) are deposited on the surface of an immersed object.	Raider Platform

Patterning and Packaging
Applied offers patterning and packaging products and systems that enable the transfer of patterns onto device structures, making it possible to etch masks used for photolithography, and perform deposition, etching, and related processes. These systems and technologies address challenges resulting from shrinking pattern dimensions and the complexity in vertical stacking found in today’s most advanced semiconductor devices.

Patterning and Packaging Technologies	Product(s)
Atomic Layer Deposition (ALD) ALD technology enables customers to fabricate thin films of either conducting or insulating material with uniform coverage in nanometer-sized structures.	Olympia System
Chemical Vapor Deposition (CVD)
CVD is used to deposit dielectric and metal films on a wafer. During the CVD process, gases that contain atoms of the material to be deposited react on the wafer surface, forming a thin film of solid material.
Producer Systems
Etch
Etching is used many times throughout the IC manufacturing process to selectively remove material from the surface of a wafer. Applied offers systems for etching dielectric, metal, and silicon films to meet the requirements of advanced processing.
Centris and Producer Systems

Imaging and Process Control
Applied offers a suite of metrology, inspection and review systems for front- and back-end-of-line applications. These systems’ imaging capabilities and algorithms employ optical and e-beam technologies to meet the most advanced technical demands, such as self-aligned double and quad patterning, extreme ultraviolet layers, measurement-intensive optimal proximity correction mask qualification, and emerging 3D architectures. Applied delivers leading-edge capabilities that enable chipmakers to establish accurate statistical process control, ramp up production runs rapidly, and achieve consistently high production yields.

Imaging and Process Control Technologies	Product(s)
Metrology and Inspection
Metrology and inspection tools are used to locate, measure, and analyze critical defects and features on the wafer during various stages of the fabrication processes. Applied enables customers to characterize and control critical dimension (CD) and defect issues, especially at advanced generation technology nodes.
SEMVision G6 Defect Analysis UVision 7 Inspection VeritySEM 5i Metrology Aera4 Mask Inspection

Applied Global Services
The Applied Global Services (AGS) segment provides integrated solutions to optimize equipment and fab performance and productivity, including spares, upgrades, services, remanufactured earlier generation equipment and factory automation software for semiconductor, display and solar products. Customer demand for products and services is fulfilled through a global distribution system with trained service engineers located in close proximity to customer sites in more than a dozen countries to support approximately 33,000 installed Applied semiconductor, display and solar manufacturing systems worldwide. Applied offers the following general types of services and products under the Applied Global Services segment.

AGS Solutions and Technology
Certified Services A comprehensive service product portfolio that combines service technology and tool specific performance commitments in order to optimize customer factory productivity.
Fab Consulting Experts using advanced analytical tools to solve production problems that have the greatest impact on customer fab productivity.
Parts Programs Spare parts portfolio targets key manufacturing challenges and balances inventory cost and risk to efficiently meet customer fab requirements.
Subfab Equipment Applied SubFab solutions lower costs, save energy, reduce environmental impact, and meet Environmental Protection Agency reporting regulations for greenhouse gas emissions.
Legacy Equipment
Comprehensive 200mm equipment and upgrades portfolio to address a full spectrum of production needs and extend tool lifetime. Applied legacy equipment supports new technology for a broad variety of devices including analog, power, and MEMS.

Automation Software Automation software coordinates and streamlines every aspect of a factory-the processes, equipment and people-to provide competitive advantage to customers.

Display
The Display segment is comprised of products for manufacturing liquid crystal displays (LCDs), organic light-emitting diodes (OLEDs), and other display technologies for TVs, personal computers (PCs), tablets, smart phones, and other consumer-oriented devices. While similarities exist between the technologies utilized in semiconductor and display fabrication, the most significant differences are in the size and composition of the substrate. Substrates used to manufacture display panels are typically glass, although newer flexible materials are entering the market. Display industry growth depends primarily on consumer demand for increasingly larger and more advanced TVs and high resolution displays for mobile devices. The Display segment offers a variety of technologies and products, including:

Display Technologies	Product(s)
Array Test
LCD display substrates are inspected at many stages of production to maximize yield, minimize scrap, optimize equipment utilization, and monitor manufacturing processes. At the completion of the array stage, the performance of the millions of individual pixels on each display is tested.
Electron Beam Array Tester
Chemical Vapor Deposition (CVD)
During CVD processing, gases containing material atoms or molecules are introduced into the process chamber. The gases form reactive radicals or ions, which undergo chemical reactions to form thin films on the heated substrate.
AKT PECVD Systems
Physical Vapor Deposition (PVD)
PVD is used to deposit high quality films of metals, alloys, transparent conductors and semiconductors.  In Display, these films are used for contact, interconnect, transparent electrodes and transistor materials in display backplanes, as well as for transparent electrodes in color filters and touch panels.
AKT Aristo and PiVot Systems

Energy and Environmental Solutions
The Energy and Environmental Solutions segment includes products for fabricating crystalline-silicon (c-Si) solar PV cells, as well as high throughput roll-to-roll deposition equipment for flexible electronics, packaging and other applications. The technologies and products offered in the Energy and Environmental Solutions segment include:

Energy and Environmental Technologies	Product(s)
Solar:
Cell Manufacturing
C-Si cell manufacturing involves multiple steps, one of which is screen printing the solar cell contact structures. Applied’s printers are the industry-leading systems for this process step. Applied’s Fine Line Double Print process enables solar manufacturers to produce cells with less paste, better quality and higher cell efficiencies than conventional single print cells.
Baccini Systems
Roll-to-Roll WEB Coating:
The Roll-to-Roll coating systems provide production solutions for packaging, flexible electronics and security industries. WEB systems utilize physical vapor deposition, thermal evaporation, chemical vapor deposition, and e-beam technology to deposit tiny layers of metal onto flexible substrates.
TopBeam, TopMet and SmartWeb Systems

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
Backlog by reportable segment as of October 25, 2015 and October 26, 2014 was as follows:

	2015		2014

	(In millions, except percentages)
Silicon Systems	$1,720	55%	$1,400	48%
Applied Global Services	812	26%	775	27%
Display	525	16%	593	20%
Energy and Environmental Solutions	85	3%	149	5%
Total	$3,142	100%	$2,917	100%
Applied’s backlog on any particular date is not necessarily indicative of actual sales for any future periods, due to the potential for customer changes in delivery schedules or order cancellations. Customers may delay delivery of products or cancel orders prior to shipment, subject to possible cancellation penalties. Delays in delivery schedules or a reduction of backlog during any particular period could have a material adverse effect on Applied’s business and results of operations.
Manufacturing, Raw Materials and Supplies
Applied’s manufacturing activities consist primarily of assembly, test and integration of various proprietary and commercial parts, components and subassemblies that are used to manufacture systems. Applied has implemented a distributed manufacturing model under which manufacturing and supply chain activities are conducted in various countries, including Germany, Israel, Italy, Singapore, Taiwan, the United States and other countries in Asia. Applied uses numerous vendors, including contract manufacturers, to supply parts and assembly services for the manufacture and support of its products, including some systems being completed at customer sites.
Although Applied makes reasonable efforts to assure that parts are available from multiple qualified suppliers, this is not always possible. Accordingly, some key parts may be obtained from only a single supplier or a limited group of suppliers. Applied seeks to reduce costs and to lower the risks of manufacturing and service interruptions by selecting and qualifying alternate suppliers for key parts; monitoring the financial condition of key suppliers; maintaining appropriate inventories of key parts; qualifying new parts on a timely basis; and ensuring quality and performance of parts.

Research, Development and Engineering
Applied’s long-term growth strategy requires continued development of new products, including products that enable expansion into new markets. Applied's significant investments in research, development and engineering (RD&E) must generally enable it to deliver new products and technologies before the emergence of strong demand, thus allowing customers to incorporate these products into their manufacturing plans during early-stage technology selection. Applied works closely with its global customers to design systems and processes that meet their planned technical and production requirements.
Applied’s product development and engineering organizations are located primarily in the United States, as well as in in Canada, China, Europe, India, Israel, Singapore and Taiwan. In addition, certain outsourced RD&E activities, process support and customer demonstrations are performed in the United States, India, China, Singapore and Taiwan.
Applied's investments in RD&E for product development and engineering programs over the last three fiscal years were as follows: $1.5 billion (15 percent of net sales) in fiscal 2015, $1.4 billion (16 percent of net sales) in fiscal 2014, and $1.3 billion (18 percent of net sales) in fiscal 2013. Applied has spent an average of 14 percent of net sales in RD&E over the last five years. In addition to RD&E for specific product technologies, Applied maintains ongoing programs for automation control systems, materials research, and environmental control that are applicable to its products.
Marketing and Sales
Net sales by geographic region for the past three fiscal years, determined by the location of customers' facilities to which products were shipped, were as follows:

	2015		2014		2013

	(In millions, except percentages)
Taiwan	$2,600	27%	$2,702	30%	$2,640	35%
China	1,623	17%	1,608	18%	787	11%
Korea	1,654	17%	965	10%	924	12%
Japan	1,078	11%	817	9%	685	9%
Southeast Asia	432	4%	356	4%	320	4%
Asia Pacific	7,387	76%	6,448	71%	5,356	71%
United States	1,630	17%	1,966	22%	1,473	20%
Europe	642	7%	658	7%	680	9%
Total	$9,659	100%	$9,072	100%	$7,509	100%

Because of the highly technical nature of its products, Applied markets and sells products worldwide almost entirely through a direct sales force.
General economic conditions can impact the company’s business and financial results. Applied’s business is based on capital equipment investments by major semiconductor, display, solar PV and other manufacturers, and is subject to cyclical industry conditions. Customers’ expenditures depend on many factors, including: anticipated market demand and pricing for semiconductors, display technologies and solar cells, and other electronic devices; the development of new technologies; customers’ factory utilization; capital resources and financing; government policies and incentives; and global and regional economic conditions. In addition, a significant driver in the semiconductor and display industries is end-demand for mobile consumer products, which is characterized by seasonality that impacts the timing of customer investments in manufacturing equipment and, in turn, Applied’s business.
Information on net sales to unaffiliated customers and long-lived assets attributable to Applied’s geographic regions is included in Note 16 of Notes to Consolidated Financial Statements. The following companies accounted for at least 10 percent of Applied’s net sales in each fiscal year, which were for products in multiple reportable segments.

	2015	2014	2013
Samsung Electronics Co., Ltd.	18%	12%	13%
Taiwan Semiconductor Manufacturing Company Limited	15%	21%	27%

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
The semiconductor industry has been increasingly driven by consumer demand for lower-cost electronic products with increased capability, particularly mobility devices such as smartphones and tablets. As a result, products within the Silicon Systems segment are subject to significant changes in customer requirements, including transitions to smaller dimensions, new materials and an increasing number of applications. While certain existing technologies may be adapted to new requirements, some applications create the need for an entirely different technological approach. The rapid pace of technological change can quickly diminish the value of current technologies and products and create opportunities for existing and new competitors. Applied offers a variety of technologically-differentiated products that must continuously evolve to satisfy customers’ requirements in order to compete effectively in the marketplace. Applied allocates resources among its numerous product offerings and therefore may decide not to invest in an individual product to the same degree as competitors who specialize in fewer products. There are a number of competitors serving the semiconductor manufacturing equipment industry, which has experienced increasing consolidation. Some of these competitors offer a single product line and others offer multiple product lines, and range from suppliers serving a single region to global, diversified companies. The competitive environment for Silicon Systems in fiscal 2015 reflected steady demand for semiconductor equipment, with increased investment in technology upgrades and additional capacity by memory customers. Demand from foundry customers reflected investments in new technology at advanced nodes, driven by demand for advanced mobile chips.
Products and services within the Applied Global Services segment complement Silicon Systems, Display, and Energy and Environmental Solutions segments’ products in markets that are characterized by demanding worldwide service requirements and a diverse group of numerous competitors. To compete effectively, Applied offers products and services to improve tool performance, lower overall cost of ownership, and increase the productivity and energy efficiency of customers’ fab operations. Significant competitive factors include productivity, cost-effectiveness, and the level of technical service and support. The importance of these factors varies according to customers’ needs and the type of products or services offered. Industry conditions that affected Applied Global Services’ sales of spares and services in fiscal 2015 were principally semiconductor manufacturers' wafer starts and factory utilization rates.
Products in the Display segment are generally subject to strong competition from a number of major competitors primarily in Asia. Applied holds established market positions with its technically-differentiated LCD and OLED manufacturing solutions for PECVD, color filter PVD, PVD array, PVD touch panel, and TFT array testing, although its market position could change quickly due to customers' evolving requirements. The competitive environment for the Display segment in fiscal 2015 was characterized by continued demand for manufacturing equipment for TVs and high-end mobile devices, although this sector remains susceptible to highly cyclical conditions. Important factors affecting the competitive position of Applied's Display products include: industry trends, Applied's ability to innovate and develop new products, and the extent to which Applied's products are technically-differentiated, as well as which customers within a highly concentrated customer base are making capital equipment investments and Applied's existing position at these customers.
Applied's products within the Energy and Environmental Solutions segment compete in several diverse market areas, including the c-Si solar equipment market. The solar equipment market has been characterized by significant pressure to reduce customers' overall production costs and increase conversion efficiency. While end-market demand for solar PVs has been robust over the last several years, investment levels in capital equipment remained low in fiscal 2015. With respect to its c-Si equipment products, Applied competes with a number of other companies, some of which have significant experience with solar applications and some of which are new entrants to the solar equipment market. The solar industry downturn has affected many of Applied's competitors and customers adversely, with some companies going through extensive financial and organizational restructuring, and in some instances ceasing operations.

Patents and Licenses
Applied’s competitive position significantly depends upon its research, development, engineering, manufacturing and marketing capabilities, as well as its patent position. Protection of Applied's technology assets through enforcement of its intellectual property rights, including patents, is important. Applied’s practice is to file patent applications in the United States and other countries for inventions that it considers significant. Applied has approximately 10,200 patents in the United States and other countries, and additional applications are pending for new inventions. Although Applied does not consider its business materially dependent upon any one patent, the rights of Applied and the products made and sold under its patents, taken as a whole, are a significant element of its business. In addition to its patents, Applied possesses other intellectual property, including trademarks, know-how, trade secrets, and copyrights.
Applied enters into patent and technology licensing agreements with other companies when it is determined to be in its best interest. Applied pays royalties under existing patent license agreements for the use, in several of its products, of certain patented technologies. Applied also receives royalties from licenses granted to third parties. Royalties received from or paid to third parties have not been, and are not expected to be, material to Applied’s consolidated results of operations.
In the normal course of business, Applied periodically receives and makes inquiries regarding possible patent infringement. In responding to such inquiries, it may become necessary or useful for Applied to obtain or grant licenses or other rights. However, there can be no assurance that such licenses or rights will be available to Applied on commercially reasonable terms, or at all. If Applied is not able to resolve or settle claims, obtain necessary licenses on commercially reasonable terms, or successfully prosecute or defend its position, Applied’s business, financial condition and results of operations could be materially and adversely affected.
Environmental Matters
Applied maintains a number of environmental, health, and safety programs that are primarily preventative in nature. As part of these programs, Applied regularly monitors ongoing compliance with applicable laws and regulations. In addition, Applied has trained personnel to conduct investigations of any environmental, health, or safety incidents, including, but not limited to, spills, releases, or possible contamination.
Compliance with federal, state and local environmental, health and safety laws and regulations, including those regulating the discharge of materials into the environment, remedial agreements, and other actions relating to the environment have not had, and are not expected to have, a material effect on Applied’s capital expenditures, competitive position, financial condition, or results of operations.
The most recent report on Applied’s environmental, health and safety activities can be found in Applied’s latest Citizenship Report on its website at http://www.appliedmaterials.com/company/corporate-responsibility/reports. The Citizenship Report is updated periodically. This website address is intended to be an inactive textual reference only. None of the information on, or accessible through, Applied’s website is part of this Form 10-K or is incorporated by reference herein.
Employees
At October 25, 2015, Applied employed approximately 14,600 regular employees and 900 temporary employees. In the high-technology industry, competition for highly-skilled employees is intense. Applied believes that its future success is highly dependent upon its continued ability to attract, retain and motivate qualified employees.

Executive Officers of the Registrant
The following table and notes set forth information about Applied’s executive officers:

Name of Individual	Position
Gary E. Dickerson(1)	President, Chief Executive Officer
Ginetto Addiego(2)	Senior Vice President, Engineering
Robert J. Halliday(3)	Senior Vice President, Chief Financial Officer
Thomas F. Larkins(4)	Senior Vice President, General Counsel and Corporate Secretary
Omkaram Nalamasu(5)	Senior Vice President, Chief Technology Officer
Ali Salehpour(6)	Senior Vice President, General Manager, New Markets and Service Group
Charles Read(7)	Corporate Vice President, Corporate Controller and Chief Accounting Officer

(1)
Mr. Dickerson, age 58, was named President of Applied in June 2012 and appointed Chief Executive Officer and a member of the Board of Directors in September 2013. Before joining Applied, he served as Chief Executive Officer and a director of Varian Semiconductor Equipment Associates, Inc. (Varian) from 2004 until its acquisition by Applied in November 2011. Prior to Varian, Mr. Dickerson served 18 years with KLA-Tencor Corporation (KLA-Tencor), a supplier of process control and yield management solutions for the semiconductor and related industries, where he held a variety of operations and product development roles, including President and Chief Operating Officer. Mr. Dickerson started his semiconductor career in manufacturing and engineering management at General Motors' Delco Electronics Division and then AT&T Technologies.

(2)
Dr. Addiego, age 56, has been Senior Vice President, Engineering since rejoining Applied in March 2014. He previously was with Applied from 1996 to 2005, leading various product groups as well as global organizations, including Global Operations, Manufacturing, Foundation Engineering, and Information Technology. From March 2011 to March 2014, Dr. Addiego was President and Chief Operating Officer of Ultra Clean Technology Corp., a supplier of critical subsystems for the semiconductor capital equipment, medical device, energy, research, and flat panel industries. From February 2005 to March 2011, Dr. Addiego worked at Novellus Systems, Inc., a provider of advanced process equipment for the semiconductor industry, where he served as Executive Vice President and Chief Administrative Officer and Executive Vice President of Corporate Operations.

(3)
Mr. Halliday, age 61, has been Senior Vice President, Chief Financial Officer of Applied since February 2013. He previously served as a Group Vice President and General Manager in Applied’s Silicon Systems segment following the completion of Applied’s acquisition of Varian in November 2011. Mr. Halliday had served as Chief Financial Officer of Varian since 2001 and as an Executive Vice President of Varian since 2004. He was Varian's Treasurer from November 2002 to October 2006 and from February 2009 to February 2010.

(4)
Mr. Larkins, age 54, has been Senior Vice President, General Counsel and Corporate Secretary of Applied since November 2012. Previously, Mr. Larkins was employed by Honeywell International Inc., a diversified global technology and manufacturing company, where he was Vice President, Corporate Secretary and Deputy General Counsel from 2002 until joining Applied.  Mr. Larkins served in various other positions at Honeywell (formerly AlliedSignal) after joining the company in 1997.

(5)
Dr. Nalamasu, age 57, has been Senior Vice President, Chief Technology Officer since June 2013, and President of Applied Ventures, LLC, Applied's venture capital arm, since November 2013. He had served as Group Vice President, Chief Technology Officer from January 2012 to June 2013, and as Corporate Vice President, Chief Technology Officer from January 2011 to January 2012. Upon joining Applied in June 2006 until January 2011, Dr. Nalamasu was an Appointed Vice President of Research and served as Deputy Chief Technology Officer and General Manager for the Advanced Technologies Group. From 2002 to 2006, Dr. Nalamasu was a NYSTAR distinguished professor of Materials Science and Engineering at Rensselaer Polytechnic Institute, where he also served as Vice President of Research from 2005 to 2006. Prior to Rensselaer, Dr. Nalamasu served in several leadership roles at Bell Laboratories.

(6)
Mr. Salehpour, age 54, has been Senior Vice President, General Manager, New Markets and Service Group since September 2013. He previously served as Group Vice President, General Manager Energy and Environmental Solutions and Display Business Groups, since joining Applied in November 2012. Prior to Applied, Mr. Salehpour worked at KLA-Tencor for 16 years, where he served as a Senior Vice President and General Manager.

(7)
Mr. Read, age 49, has been Corporate Vice President, Corporate Controller and Chief Accounting Officer of Applied since joining the Company in September 2013. Prior to Applied, Mr. Read worked at Brocade Communications Systems, Inc., a provider of semiconductor and software-based network solutions, since October 2002, where he most recently served as Vice President, Corporate Controller. Prior to Brocade, Mr. Read worked at KPMG LLP, an audit, tax and advisory firm, from 1996 to 2002.

Available Information
Applied’s website is http://www.appliedmaterials.com. Applied makes available free of charge, on or through its website, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing them to, the SEC. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. These website addresses are intended to be an inactive textual references only. None of the information on, or accessible through, these websites is part of this Form 10-K or is incorporated by reference herein.

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
As a supplier to the global semiconductor, display, and solar industries, Applied is subject to business cycles, the timing, length and volatility of which can be difficult to predict and which vary by reportable segment. These industries historically have been cyclical due to sudden changes in customers’ requirements for new manufacturing capacity and advanced technology, which depend in part on customers’ capacity utilization, production volumes, access to affordable capital, end-use demand, consumer buying patterns, and inventory levels relative to demand, as well as the rate of technology transitions and general economic conditions. These changes have affected the timing and amounts of customers’ purchases and investments in technology, and continue to affect Applied’s orders, net sales, operating expenses and net income. In particular, the amount and mix of capital equipment spending between foundry, memory and logic customers can have a significant impact on the results of operations of our Silicon Systems segment, which is the largest contributor to Applied’s consolidated net sales and total new orders.
To meet rapidly changing demand in the industries it serves, Applied must accurately forecast demand and effectively manage its resources and production capacity for each of its segments as well as across multiple segments, and may incur unexpected or additional costs to align its business operations. During periods of increasing demand for its products, Applied must have sufficient manufacturing capacity and inventory to meet customer demand; effectively manage its supply chain; attract, retain and motivate a sufficient number of qualified employees; and continue to control costs. During periods of decreasing demand, Applied must reduce costs and align its cost structure with prevailing market conditions; effectively manage its supply chain; and motivate and retain key employees. If Applied does not effectively manage its costs during periods of decreasing demand, its gross margins and earnings may be adversely impacted.
Applied is exposed to risks associated with the uncertain global economy.
Uncertain global economic conditions along with uncertainties in the financial markets, national debt and fiscal concerns in various regions, and government austerity measures, are posing challenges to the industries in which Applied operates. The markets for semiconductors and displays in particular depend largely on consumer spending. Economic uncertainty and related factors exacerbate negative trends in business and consumer spending and may cause certain Applied customers to push out, cancel, or refrain from placing orders for equipment or services, which may in turn reduce Applied's net sales, reduce backlog, and affect Applied’s ability to convert backlog to sales. Uncertain market conditions, difficulties in obtaining capital, or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, which can also result in lower sales and/or additional inventory or bad debt expense for Applied. These conditions may similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for Applied’s products or added costs. In addition, these conditions may lead to strategic alliances by, or consolidation of, other equipment manufacturers, which could adversely affect Applied’s ability to compete effectively.
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
The global semiconductor, display, solar and related industries in which Applied operates are characterized by ongoing changes affecting some or all of these industries that impact demand for and/or the profitability of Applied's products, including:

•
the nature, timing and degree of visibility of changes in end demand for electronic products, including those related to fluctuations in consumer buying patterns tied to seasonality or the introduction of new products, and the effects of these changes on foundry and other customers’ businesses and, in turn, on demand for Applied’s products;

•	increasing capital requirements for building and operating new fabrication plants and customers’ ability to raise the necessary capital;

•	differences in growth rates among the semiconductor, display and solar industries;

•	the increasing importance of establishing, improving and maintaining strong relationships with customers;

•	the increasing cost and complexity for customers to move from product design to volume manufacturing, which may slow the adoption rate of new manufacturing technology;

•	the need to continually reduce the total cost of manufacturing system ownership;

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
The largest proportion of Applied’s consolidated net sales and profitability has been and continues to be derived from sales of manufacturing equipment in the Silicon Systems segment to the global semiconductor industry. In addition, a majority of the revenues of Applied Global Services is from sales of service products to semiconductor manufacturers. The semiconductor industry is characterized by ongoing changes particular to this industry that impact demand for and/or the profitability of Applied's semiconductor equipment and service products, including:

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

•	the importance of increasing market positions in under-penetrated segments, such as etch and inspection;

•	semiconductor manufacturer's ability to reconfigure and re-use equipment, and the resulting effect on their need to purchase new equipment and services;

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

•	competitive factors that make it difficult to enhance position, including challenges in securing development-tool-of-record (DTOR) and production-tool-of-record (PTOR) positions with customers;

•	consolidation in the semiconductor industry, including among semiconductor manufacturers and among manufacturing equipment suppliers;

•	shifts in sourcing strategies by computer and electronics companies that impact the equipment requirements of Applied's foundry customers;

•	the concentration of new wafer starts in Korea and Taiwan, where Applied’s service penetration and service-revenue-per-wafer-start have been lower than in other regions;

•	the potential increasing investment in semiconductor manufacturing capabilities in China, and its effect on the demand for semiconductor manufacturing equipment; and

•
the increasing fragmentation of semiconductor markets, leading certain markets to become too small to support the cost of a new fabrication plant, while others require less technologically advanced products.

Applied must accurately forecast, and allocate appropriate resources and investment towards addressing, key technology changes and inflections in order to enable opportunities for gains.
Applied is exposed to risks as a result of ongoing changes specific to the display industry.
The global display industry historically has experienced considerable volatility in capital equipment investment levels, due in part to the limited number of display manufacturers, the concentrated nature of end-use applications, production capacity relative to end-use demand, and panel manufacturer profitability. Industry growth has depended primarily on consumer demand for increasingly larger and more advanced TVs and, more recently, on demand for smartphones and other mobile devices, which demand is highly sensitive to cost and improvements in technologies and features. The display industry is characterized by ongoing changes particular to this industry that impact demand for and/or the profitability of Applied's display products, including:

•	the timing and extent of an expansion of manufacturing facilities in China, which may be affected by changes in economic conditions in China;

•
the rate of transition to larger substrate sizes for TVs and to new display technologies for TVs and mobile applications, and the resulting effect on capital intensity in the industry and on Applied’s product differentiation, gross margin and return on investment;

•	the importance of new types of display technologies, such as low temperature polysilicon (LTPS), organic light-emitting diode (OLED), flexible displays and metal oxide, and new touch panel films; and

•	uncertainty with respect to future display technology end-use applications and growth drivers.

Applied is exposed to risks as a result of ongoing changes specific to the solar industry.
Investment levels in capital equipment for the global solar industry have experienced considerable volatility. In recent years, global solar PV production capacity has exceeded end-use demand, causing customers to significantly reduce or delay investments in manufacturing capacity and new technology, or to cease operations. Recently, Applied implemented cost reduction measures in its solar business, and as a result incurred restructuring charges, asset impairments and inventory-related charges. The global solar market is characterized by ongoing changes specific to this industry that impact demand for and/or the profitability of Applied’s solar products, including:

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

•	the number of solar PV manufacturers and amount of global production capacity for solar PVs, primarily in China;

•	the assessment of duties on solar cells and modules imported from China, Taiwan and other countries;

•	challenges associated with marketing and selling manufacturing equipment and services to a diverse and diffuse customer base;

•	the availability and condition of used solar equipment, which impacts demand for new equipment;

•	the financial condition of solar PV customers and their access to affordable financing and capital; and

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

•
develop new products and disruptive technologies, improve and/or develop new applications for existing products, and adapt similar products for use by customers in different applications and/or markets with varying technical requirements;

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
Applied’s semiconductor customer base historically has been, and is becoming even more, highly concentrated as a result of economic and industry conditions. In fiscal 2015, two semiconductor manufacturers accounted for approximately 41 percent of the Silicon Systems segment's net sales and two customers accounted for 33 percent of Applied’s consolidated net sales. Applied’s display customer base is also highly concentrated. Applied’s customer base is also geographically-concentrated. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for tabular presentations of net sales by geographic region.
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
In fiscal 2015, approximately 83 percent of Applied’s net sales were to customers in regions outside the United States. Moreover, China now represents the largest market for various electronic products, such as TVs, PCs, and smartphones. Certain of Applied’s R&D and manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in Singapore, Taiwan, China, Korea, Israel, Germany and Italy. Applied is also expanding its business and operations in new countries. The global nature of Applied’s business and operations, combined with the need to continually improve the Company’s operating cost structure, presents challenges, including but not limited to those arising from:

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
Applied’s indebtedness and debt covenants could adversely affect its financial condition and business.
Applied has $3.35 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, it may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control of Applied and a contemporaneous downgrade of the notes below investment grade. Applied also has in place a $1.5 billion committed revolving credit agreement. While no amounts were outstanding under this credit agreement at October 25, 2015, Applied may borrow amounts in the future under the agreement. Applied may also enter into new financing arrangements. Applied’s ability to satisfy its debt obligations is dependent upon the results of its business operations and other risks discussed in this section. Significant changes in Applied’s credit rating or changes in the interest rate environment could have a material adverse consequence on Applied’s access to and cost of capital for future financings, and financial condition. If Applied fails to satisfy its debt obligations, or comply with financial and other debt covenants, it may be in default and any borrowings may become immediately due and payable, and such default may also constitute a default under other of Applied’s obligations. There can be no assurance that Applied would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time.
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
To better align its costs with market conditions, locate closer to customers, enhance productivity, and improve efficiencies, Applied conducts certain engineering, software development, manufacturing, sourcing and other operations in regions outside the United States, including India, Taiwan, China, and Korea. Applied has implemented a distributed manufacturing model, under which certain manufacturing and supply chain activities are conducted in various countries, including Germany, Israel, Italy, Singapore, Taiwan, the United States and other countries in Asia, and assembly of some systems is completed at customer sites. In addition, Applied outsources certain functions to third parties, including companies in the United States, India, China, Korea, Malaysia and other countries. Outsourced functions include contract manufacturing, engineering, customer support, software development, information technology support, finance and administrative activities. The expanding role of third party providers has required changes to Applied’s existing operations and the adoption of new procedures and processes for retaining and managing these providers, as well as redistributing responsibilities as warranted, in order to realize the potential productivity and operational efficiencies, assure quality and continuity of supply, and protect the intellectual property of Applied and its customers, suppliers and other partners. If Applied does not accurately forecast the amount, timing and mix of demand for products, or if contract manufacturers or other outsource providers fail to perform in a timely manner or at satisfactory quality levels, Applied’s ability to meet customer requirements could suffer, particularly during a market upturn.
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
As a global company, Applied is subject to taxation in the United States and various other jurisdictions. Significant judgment is required to determine and estimate worldwide tax liabilities. Applied’s future provision for income taxes and tax rates could be affected by numerous factors, including changes in the: (1) applicable tax laws; (2) amount and composition of pre-tax income in jurisdictions with differing tax rates; (3) plans to indefinitely reinvest certain funds held outside of the U.S.; and (4) valuation of deferred tax assets and liabilities.
Consistent with the international nature of its business, Applied conducts certain manufacturing, supply chain, and other operations in Asia, bringing these activities closer to customers and reducing operating costs. Applied has received authorization to use tax incentives that provide that income earned in certain countries outside the U.S. will be subject to tax holidays or reduced income tax rates. To obtain the benefit of these tax incentives, Applied must meet requirements relating to various activities. Applied’s ability to realize benefits from these incentives could be materially affected if, among other things, applicable requirements are not met or Applied incurs net losses for which it cannot claim a deduction.
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

Item 1B:	Unresolved Staff Comments
None.

Item 2:	Properties
Information concerning Applied's properties at October 25, 2015 is set forth below:

(Square feet in thousands)	United States	Other Countries	Total
Owned	3,748	1,624	5,372
Leased	556	1,107	1,663
Total	4,304	2,731	7,035
Because of the interrelation of Applied's operations, properties within a country may be shared by the segments operating within that country. The Company's headquarters offices are in Santa Clara, California. Products in Silicon Systems are manufactured in Austin, Texas; Gloucester, Massachusetts; Rehovot, Israel; and Singapore. Remanufactured equipment products in the Applied Global Services segment are produced primarily in Austin, Texas. Products in the Display segment are manufactured in Tainan, Taiwan and Santa Clara, California. Products in the Energy and Environmental Solutions segment are primarily manufactured in Alzenau, Germany and Treviso, Italy.
Applied also owns and leases offices, plants and warehouse locations in many locations throughout the world, including in Europe, Japan, North America (principally the United States), Israel, China, India, Korea, Southeast Asia and Taiwan. These facilities are principally used for manufacturing; research, development and engineering; and marketing, sales and customer support.
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

Item 3:	Legal Proceedings
The information set forth under “Legal Matters” in Note 15 of Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 4:	Mine Safety Disclosures
None.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The following table sets forth the high and low closing sale prices for the periods presented as reported on the NASDAQ Global Select Market.

	Price Range
	High	Low
Fiscal 2015
First quarter	$25.40	$21.04
Second quarter	$25.63	$21.49
Third quarter	$20.38	$17.37
Fourth quarter	$17.62	$14.37
Fiscal 2014
First quarter	$18.01	$16.50
Second quarter	$20.84	$16.72
Third quarter	$23.27	$18.67
Fourth quarter	$23.11	$18.92
Applied’s common stock is traded on the NASDAQ Global Select Market under the symbol AMAT. As of December 3, 2015, there were 3,247 registered holders of Applied common stock.

Performance Graph
The performance graph below shows the five-year cumulative total stockholder return on Applied common stock during the period from October 31, 2010 through October 25, 2015. This is compared with the cumulative total return of the Standard & Poor’s 500 Stock Index and the RDG Semiconductor Composite Index over the same period. The comparison assumes $100 was invested on October 31, 2010 in Applied common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Applied Materials, Inc., the S&P 500 Index
and the RDG Semiconductor Composite Index
*Assumes $100 invested on 10/31/10 in stock or index, including reinvestment of dividends.
Indexes calculated on month-end basis.
“S&P” is a registered trademark of Standard & Poor’s Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc.

	10/31/2010	10/30/2011	10/28/2012	10/27/2013	10/26/2014	10/25/2015
Applied Materials	100.00	104.54	90.88	155.43	188.13	150.26
S&P 500 Index	100.00	108.09	124.52	158.36	185.71	195.37
RDG Semiconductor Composite Index	100.00	110.04	104.07	136.15	172.41	170.40
Dividends
During each of fiscal 2015 and 2014, Applied's Board of Directors declared four quarterly cash dividends of $0.10 per share. During fiscal 2013, Applied’s Board of Directors declared three quarterly cash dividends of $0.10 per share and one quarterly cash dividend of $0.09 per share. Dividends paid during fiscal 2015, 2014 and 2013 amounted to $487 million, $485 million and $456 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.

Issuer Purchases of Equity Securities
The following table provides information as of October 25, 2015 with respect to the shares of common stock repurchased by Applied during the fourth quarter of fiscal 2015 pursuant to the publicly-announced stock repurchase program approved by the Board of Directors on April 26, 2015, which authorized up to $3.0 billion in repurchases over the next three years ending April 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program

	(In millions, except per share amounts)
Month #1
(July 27, 2015 to August 23, 2015)	9.5	$16.89	$160	9.5	$2,215
Month #2
(August 24, 2015 to September 20, 2015)	14.8	$15.69	233	14.8	$1,982
Month #3
(September 21, 2015 to October 25, 2015)	20.1	$15.32	307	20.1	$1,675
Total	44.4	$15.78	$700	44.4

Item 6:	Selected Financial Data
The following selected financial information has been derived from Applied’s historical audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and the accompanying notes for the corresponding fiscal years:

Fiscal Year(1)	2015	2014	2013	2012	2011

	(In millions, except percentages and per share amounts)
New orders	$10,104	$9,648	$8,466	$8,037	$10,142
Net sales	$9,659	$9,072	$7,509	$8,719	$10,517
Gross profit	$3,952	$3,843	$2,991	$3,313	$4,360
Gross margin	40.9%	42.4%	39.8%	38.0%	41.5%
Research, development and engineering	$1,451	$1,428	$1,320	$1,237	$1,118
Operating income	$1,693	$1,520	$432	$411	$2,398
Operating margin	17.5%	16.8%	5.8%	4.7%	22.8%
Income before income taxes	$1,598	$1,448	$350	$316	$2,378
Net income	$1,377	$1,072	$256	$109	$1,926
Earnings per diluted share	$1.12	$0.87	$0.21	$0.09	$1.45
Long-term debt	$3,342	$1,947	$1,946	$1,946	$1,947
Cash dividends declared per common share	$0.40	$0.40	$0.39	$0.35	$0.31
Total assets	$15,308	$13,174	$12,043	$12,102	$13,861

(1)	Each fiscal year ended on the last Sunday in October. Fiscal 2015, 2014, 2013, 2012 and 2011 each contained 52 weeks.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to facilitate an understanding of Applied’s business and results of operations. This MD&A should be read in conjunction with Applied’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. The following discussion contains forward-looking statements and should also be read in conjunction with the cautionary statement set forth at the beginning of this Form 10-K. MD&A consists of the following sections:

•	Overview: a summary of Applied’s business and measurements

•	Results of Operations: a discussion of operating results

•	Segment Information: a discussion of segment operating results

•	Business Combinations: a summary of announced or completed business combinations and acquisitions

•	Recent Accounting Pronouncements: a discussion of new accounting pronouncements and its impact to Applied's consolidated financial statements

•	Financial Condition, Liquidity and Capital Resources: an analysis of cash flows, sources and uses of cash

•	Off-Balance Sheet Arrangements and Contractual Obligations

•	Critical Accounting Policies and Estimates: a discussion of critical accounting policies that require the exercise of judgments and estimates

•	Non-GAAP Adjusted Results: a presentation of results reconciling GAAP to non-GAAP adjusted measures
Overview
Applied provides manufacturing equipment, services and software to the global semiconductor, display, solar photovoltaic (PV) and related industries. Applied’s customers include manufacturers of semiconductor wafers and chips, liquid crystal and other displays, solar PV cells and modules, and other electronic devices. These customers may use what they manufacture in their own end products or sell the items to other companies for use in advanced electronic components. Applied operates in four reportable segments: Silicon Systems, Applied Global Services, Display, and Energy and Environmental Solutions. A summary of financial information for each reportable segment is found in Note 16 of Notes to Consolidated Financial Statements. A discussion of factors that could affect Applied’s operations is set forth under “Risk Factors” in Part I, Item 1A, which is incorporated herein by reference. Product development and manufacturing activities occur primarily in the United States, Europe, Israel, and Asia. Applied’s broad range of equipment and service products are highly technical and are sold primarily through a direct sales force.
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
Applied's strategic priorities for fiscal 2016 include developing products that help solve customers’ challenges at technology inflections; expanding its served market opportunities in the semiconductor and display industries; and growing its services business.
On April 26, 2015, Applied and Tokyo Electron Limited (TEL) announced that they had mutually agreed to terminate their previously announced Business Combination Agreement, which was entered into on September 24, 2013 and intended to effect a strategic combination of their respective business into a new combined company. No termination fee was payable by either Applied or TEL.

Results of Operations
The following table presents certain significant measurements for the past three fiscal years:

				Change
	2015	2014	2013	2015 over 2014	2014 over 2013

	(In millions, except per share amounts and percentages)
New orders	$10,104	$9,648	$8,466	$456	$1,182
Net sales	$9,659	$9,072	$7,509	$587	$1,563
Gross profit	$3,952	$3,843	$2,991	$109	$852
Gross margin	40.9%	42.4%	39.8%	(1.5) points	2.6 points
Operating income	$1,693	$1,520	$432	$173	$1,088
Operating margin	17.5%	16.8%	5.8%	0.7 points	11.0 points
Net income	$1,377	$1,072	$256	$305	$816
Earnings per diluted share	$1.12	$0.87	$0.21	$0.25	$0.66
Non-GAAP Adjusted Results
Non-GAAP adjusted gross profit	$4,147	$4,002	$3,160	$145	$842
Non-GAAP adjusted gross margin	42.9%	44.1%	42.1%	(1.2) points	2.0 points
Non-GAAP adjusted operating income	$1,896	$1,781	$1,032	$115	$749
Non-GAAP adjusted operating margin	19.6%	19.6%	13.7%	—	5.9 points
Non-GAAP adjusted net income	$1,457	$1,314	$718	$143	$596
Non-GAAP adjusted earnings per diluted share	$1.19	$1.07	$0.59	$0.12	$0.48

Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below. Fiscal 2015, 2014 and 2013 each contained 52 weeks.

Mobility, and the increasing technological functionality of mobile devices, continues to be the largest drivers of semiconductor industry spending. Fiscal 2015 was characterized by steady demand for semiconductor equipment, with increased investment in technology upgrades and additional capacity by memory customers. Demand from foundry customers reflected investments in new technology at advanced nodes, driven by demand for advanced mobile chips. Mobility represented a significant driver of display industry spending during fiscal 2015, which resulted in continued manufacturing capacity expansion for mobile applications. Demand for larger TVs was also a factor for display industry investments, although demand for TV manufacturing equipment remains susceptible to highly cyclical conditions. Investment in solar equipment remained low during fiscal 2015 due to ongoing excess manufacturing capacity in the industry. Gross margin challenges are expected in the first half of fiscal 2016 primarily due to higher demand for semiconductor equipment from memory customers and mobility display equipment.
Applied expects the mobility trend to remain the main growth driver for the semiconductor industry, and in turn for Silicon Systems, in fiscal 2016. Demand in the semiconductor manufacturing equipment industry is expected to be driven by foundry and memory spending. Applied also expects semiconductor spares and services, and display equipment investment to remain healthy in fiscal 2016.
During fiscal 2014, demand for advanced mobile chips drove demand for semiconductor equipment by foundry customers. In addition, demand for semiconductor equipment from memory customers improved as manufacturers invested in technology upgrades. Mobility and demand for larger TVs drove investment in display equipment during fiscal 2014. Investment in solar equipment remained low during fiscal 2014, despite continued end-market growth, due to excess manufacturing capacity in the industry.
Fiscal 2013 was characterized by strong demand for semiconductor equipment from foundry customers driven by demand for advanced mobile chips. In the second half of fiscal 2013, demand from foundry customers softened, while demand from memory and logic customers improved. Display industry spending during fiscal 2013 reflected strong demand for mobile display equipment, as well as a recovery in demand for TV manufacturing equipment compared to weak industry levels in fiscal 2012. Investment in solar equipment remained low during fiscal 2013 due to continued excess manufacturing capacity in the industry.

New Orders
New orders by reportable segment for each fiscal year were as follows:

							Change
	2015		2014		2013		2015 over 2014	2014 over 2013

	(In millions, except percentages)
Silicon Systems	$6,581	65%	$6,132	64%	$5,507	65%	7%	11%
Applied Global Services	2,653	26%	2,433	25%	2,090	25%	9%	16%
Display	717	7%	845	9%	703	8%	(15)%	20%
Energy and Environmental Solutions	153	2%	238	2%	166	2%	(36)%	43%
Total	$10,104	100%	$9,648	100%	$8,466	100%	5%	14%
New orders for fiscal 2015 slightly increased from fiscal 2014 due to higher demand for semiconductor equipment, and semiconductor spares and services, partially offset by lower demand for display and solar equipment. New orders for Silicon Systems and Applied Global Services continued to comprise the majority of Applied's consolidated total new orders.
New orders increased in fiscal 2014 from fiscal 2013 across all segments, primarily due to higher demand for semiconductor equipment, semiconductor spares and services, and display equipment.
New orders by geographic region for each fiscal year, determined by the product shipment destination specified by the customer, were as follows:

							Change
	2015		2014		2013		2015 over 2014	2014 over 2013

	(In millions, except percentages)
Taiwan	$2,808	28%	$2,740	28%	$2,885	34%	2%	(5)%
China	1,472	14%	1,517	16%	1,339	16%	(3)%	13%
Korea	1,709	17%	1,086	11%	915	11%	57%	19%
Japan	1,786	18%	1,031	11%	822	10%	73%	25%
Southeast Asia	430	4%	412	4%	351	4%	4%	17%
Asia Pacific	8,205	81%	6,786	70%	6,312	75%	21%	8%
United States	1,323	13%	2,200	23%	1,419	17%	(40)%	55%
Europe	576	6%	662	7%	735	8%	(13)%	(10)%
Total	$10,104	100%	$9,648	100%	$8,466	100%	5%	14%
The changes in new orders from customers in Korea, Japan, the United States and Europe in fiscal 2015 compared to fiscal 2014, and changes in new orders from customers in the United States, Japan, Taiwan and Korea for fiscal 2014 compared to fiscal 2013, primarily reflected changes in customer mix for the Silicon Systems segment. The increase in new orders in fiscal 2014 compared to fiscal 2013 from China resulted from increased demand from display manufacturing equipment.

Changes in backlog during each fiscal year were as follows:

	2015	2014

	(In millions)
Beginning balance	$2,917	$2,372
New orders	10,104	9,648
Net sales	(9,659)	(9,072)
Net adjustments	(220)	(31)
Ending balance	$3,142	$2,917
Backlog consists of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; and (2) contractual service revenue and maintenance fees to be earned within the next 12 months. Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods, due to the potential for customer changes in delivery schedules or cancellation of orders. Approximately 70 percent of the backlog as of the end of fiscal 2015 is anticipated to be shipped within the first two quarters of fiscal 2016.
Applied’s backlog was $3.1 billion at October 25, 2015 compared to $2.9 billion at October 26, 2014. Backlog adjustments were negative for fiscal 2015 and totaled $220 million, primarily consisting of order cancellations, unfavorable foreign currency impacts and other adjustments.
Backlog by reportable segment as of the end of each fiscal year was as follows:

	2015		2014		Change 2015 over 2014

	(In millions, except percentages)
Silicon Systems	$1,720	55%	$1,400	48%	23%
Applied Global Services	812	26%	775	27%	5%
Display	525	16%	593	20%	(11)%
Energy and Environmental Solutions	85	3%	149	5%	(43)%
Total	$3,142	100%	$2,917	100%	8%
Total backlog increased in fiscal 2015 from fiscal 2014 primarily due to increases in demand from memory customers and for semiconductor spares and services, which was partially offset by lower demand for display and solar manufacturing equipment. In the fourth quarter of fiscal 2015 approximately 55 percent of net sales in Silicon Systems, Applied’s largest business segment, were for orders received and shipped within the quarter, up from 44 percent in the fourth quarter of fiscal 2014.

Net Sales
Net sales by reportable segment for each fiscal year were as follows:

							Change
	2015		2014		2013		2015 over 2014	2014 over 2013

	(In millions, except percentages)
Silicon Systems	$6,135	64%	$5,978	66%	$4,775	64%	3%	25%
Applied Global Services	2,531	26%	2,200	24%	2,023	27%	15%	9%
Display	780	8%	615	7%	538	7%	27%	14%
Energy and Environmental Solutions	213	2%	279	3%	173	2%	(24)%	61%
Total	$9,659	100%	$9,072	100%	$7,509	100%	6%	21%
Net sales increased in fiscal 2015 compared to fiscal 2014 primarily due to greater customer investments in semiconductor equipment, semiconductor spares and services, 200mm equipment systems and display equipment. The Silicon Systems segment remains the largest contributor of net sales.
Net sales for all segments increased in fiscal 2014 compared to fiscal 2013. The increase primarily reflected increased customer investments in semiconductor and display equipment, as well as semiconductor spares and services.
Net sales by geographic region for each fiscal year, determined by the location of customers' facilities to which products were shipped, were as follows:

							Change
	2015(1)		2014		2013		2015 over 2014	2014 over 2013

	(In millions, except percentages)
Taiwan	$2,600	27%	$2,702	30%	$2,640	35%	(4)%	2%
China	1,623	17%	1,608	18%	787	11%	1%	104%
Korea	1,654	17%	965	10%	924	12%	71%	4%
Japan	1,078	11%	817	9%	685	9%	32%	19%
Southeast Asia	432	4%	356	4%	320	4%	21%	11%
Asia Pacific	7,387	76%	6,448	71%	5,356	71%	15%	20%
United States	1,630	17%	1,966	22%	1,473	20%	(17)%	33%
Europe	642	7%	658	7%	680	9%	(2)%	(3)%
Total	$9,659	100%	$9,072	100%	$7,509	100%	6%	21%

(1)
Amount of net sales attributed to each geographic region differ from those included in Applied’s press release issued on November 12, 2015. These reclassifications did not affect Applied’s previously announced financial results as total net sales remain unchanged.

The changes in net sales from customers in Korea, Japan and Taiwan in fiscal 2015 compared to fiscal 2014 primarily reflected changes in customer mix for semiconductor equipment. The decrease in net sales from customers in the United States was due to lower customer spending on semiconductor equipment, partially offset by increased spending on semiconductor spares and services, and 200mm equipment.
Net sales from customers in China increased for fiscal 2014 compared to fiscal 2013 primarily due to greater investments in semiconductor, display and solar manufacturing equipment, while net sales from customers in the United States increased due to higher investments in semiconductor equipment.

Gross Margin
Gross profit and gross margin for each fiscal year were as follows:

				Change
	2015	2014	2013	2015 over 2014	2014 over 2013

	(In millions, except percentages)
Gross profit	$3,952	$3,843	$2,991	$109	$852
Gross margin	40.9%	42.4%	39.8%	(1.5) points	2.6 points
Non-GAAP Adjusted Results
Non-GAAP adjusted gross profit	$4,147	$4,002	$3,160	$145	$842
Non-GAAP adjusted gross margin	42.9%	44.1%	42.1%	(1.2) points	2.0 points
Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below.
Gross profit and non-GAAP adjusted gross profit in fiscal 2015 increased compared to fiscal 2014, primarily due to higher net sales, while gross margin and non-GAAP adjusted gross margin decreased primarily due to unfavorable changes in product mix and the absence of a recovery of a regional customs duty assessment charge recorded in fiscal 2014.
Gross profit and gross margin and non-GAAP adjusted gross profit and non-GAAP adjusted gross margin increased in fiscal 2014 compared to fiscal 2013 primarily reflecting higher net sales, the recovery of a regional customs duty assessment charge recorded in fiscal 2013, sales of display and solar tools that had been previously written down, lower manufacturing costs and change in product mix. Gross profit and non-GAAP adjusted gross profit during fiscal 2015, 2014 and 2013 included $57 million, $53 million and $50 million, respectively, of share-based compensation expense.
Research, Development and Engineering
Research, development and engineering (RD&E) expenses for each fiscal year were as follows:

				Change
	2015	2014	2013	2015 over 2014	2014 over 2013

	(In millions)
Research, development and engineering	$1,451	$1,428	$1,320	$23	$108
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
In fiscal 2015, Applied increased its investments in new product growth in etch, chemical vapor deposition, high throughput atomic layer deposition, and next generation inspection technology. Applied’s investments in etch and chemical vapor deposition were focused on supporting the adoption of the etch Centris Sym 3 product and customer ramps of 3D NAND technology.  Applied's investment in atomic layer deposition is yielding products to address customer needs for future nodes, and investments in inspection include a new e-beam inspection platform and improved brightfield capabilities.
RD&E expenses increased in fiscal 2015 compared to the prior year and also in fiscal 2014 compared to fiscal 2013, reflecting the impact of ongoing product development initiatives. As part of its growth strategy, Applied continued to reprioritize existing spend, to enable increased funding for investments in technical capabilities and critical RD&E programs in current and new markets, with a focus on semiconductor technologies. RD&E expense during fiscal 2015, 2014 and 2013 included $69 million, $66 million and $53 million, respectively, of share-based compensation expense.

Marketing and Selling
Marketing and selling expenses for each fiscal year were as follows:

				Change
	2015	2014	2013	2015 over 2014	2014 over 2013

	(In millions)
Marketing and selling	$428	$423	$433	$5	$(10)
Marketing and selling expenses remained relatively flat in fiscal 2015 compared to fiscal 2014 due to continued cost management efforts. The decrease in marketing and selling expenses for fiscal 2014 compared to fiscal 2013 was mainly due to headcount reductions. Marketing and selling expenses during fiscal 2015, 2014 and 2013 included $26 million, $23 million and $20 million, respectively, of share-based compensation expense.
General and Administrative
General and administrative expenses for each fiscal year were as follows:

				Change
	2015	2014	2013	2015 over 2014	2014 over 2013

	(In millions)
General and administrative	$455	$497	$458	$(42)	$39
General and administrative (G&A) expenses for fiscal 2015 decreased compared to fiscal 2014 primarily due to lower acquisition-related and integration costs related to the terminated business combination with TEL, which was terminated in April 2015, and continued cost management efforts. G&A expenses for fiscal 2014 increased compared to fiscal 2013 primarily due to integration planning costs associated with the terminated business combination with TEL, partially offset by proceeds from a favorable litigation outcome. G&A expenses during fiscal 2015, 2014 and 2013 included $35 million, $35 million and $34 million, respectively, of share-based compensation expense.
Loss (Gain) on Derivatives Associated with Terminated Business Combination

				Change
	2015	2014	2013	2015 over 2014	2014 over 2013

	(In millions)
Loss (gain) on derivatives associated with terminated business combination	$(89)	$(30)	$7	$(59)	$(37)
Changes in gain or loss on derivatives associated with the terminated business combination with TEL resulted from the sale of derivative contracts and exchange rate fluctuations. Due to the termination of the proposed business combination, the derivatives were sold during the third quarter of fiscal 2015. For further details, see Note 5 of Notes to Consolidated Financial Statements.
Impairment of Goodwill and Intangible Assets
In the fourth quarter of fiscal 2015 and 2014, Applied performed a qualitative assessment to test goodwill for all of its reporting units for impairment. Applied determined that it was more likely than not that each of its reporting units' fair values exceeded its respective carrying values and that it was not necessary to perform the two-step goodwill impairment test for any of its reporting units.
During fiscal 2013, the solar industry faced continued deterioration in market conditions associated with manufacturing overcapacity and weak operating performance and outlook, resulting in uncertainties regarding the timing and nature of a recovery in solar capital equipment expenditures. Applied performed a two-step goodwill impairment test and, as a result, recorded $224 million of goodwill impairment charges in its Energy and Environmental Solutions segment in fiscal 2013. Applied also recorded a $54 million impairment charge related to intangible assets in the Energy and Environmental Solutions segment in fiscal 2013.
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
For further details, see Note 9 of Notes to Consolidated Financial Statements.

Restructuring and Asset Impairments
Restructuring and asset impairment expenses for each fiscal year were as follows:

				Change
	2015	2014	2013	2015 over 2014	2014 over 2013

	(In millions)
Restructuring and asset impairments, net	$14	$5	$63	$9	$(58)
The increase in restructuring and asset impairments, net for fiscal 2015 compared to fiscal 2014 was primarily due to the cost reduction measures in the solar business taken during fiscal 2015 to achieve a lower break-even level and improve business performance. The decrease in restructuring and asset impairments, net for fiscal 2014 compared to fiscal 2013 was due to completion of the principal activities for the previously announced restructuring plans. Also in fiscal 2013, Applied incurred $2 million of severance and other employee-related costs in connection with the integration of Varian Semiconductor Equipment Associates, Inc.
On October 3, 2012, Applied announced a restructuring plan (the 2012 Global Restructuring Plan) to realign its global workforce and enhance its ability to invest for growth. Under this plan, Applied implemented a voluntary retirement program and other workforce reduction actions that affected approximately 1,300 positions. As of January 26, 2014, principal activities related to this plan were complete. During fiscal 2014 and 2013, Applied recognized $5 million and $39 million, respectively, of employee-related costs in connection with the 2012 Global Restructuring Plan. Total costs incurred in implementing this plan were $150 million, none of which were allocated to the operating segments.
On May 10, 2012, Applied announced a plan (the 2012 EES Restructuring Plan) to restructure its Energy and Environmental Solutions segment in light of challenging industry conditions affecting the solar photovoltaic and light-emitting diode (LED) equipment markets. Total costs incurred in implementing this plan were $87 million, of which $13 million were inventory-related charges. During fiscal 2015, Applied recorded a favorable adjustment of $2 million associated with restructuring reserves under this program. During fiscal 2013, Applied recognized $26 million, of restructuring and asset impairment charges in connection with the 2012 EES Restructuring Plan. These costs were reported in the Energy and Environmental Solutions and Applied Global Services segments.
For further details, see Note 11 of Notes to Consolidated Financial Statements.
Interest Expense and Interest and Other Income, net
Interest expense and interest and other income, net for each fiscal year were as follows:

				Change
	2015	2014	2013	2015 over 2014	2014 over 2013

	(In millions)
Interest expense	$103	$95	$95	$8	$—
Interest and other income, net	$8	$23	$13	$(15)	$10
Interest expenses incurred during the past three fiscal years were primarily associated with senior unsecured notes that were issued in June 2011 to fund a portion of the consideration and certain costs associated with the acquisition of Varian. Interest expense for fiscal 2015 increased compared to fiscal 2014 due to the issuance of senior unsecured notes in the aggregate principal amount of $1.8 billion in September 2015. Interest expense remained flat during fiscal 2014 compared to fiscal 2013.
Interest income primarily includes interest earned on cash and investments and realized gains on sale of securities. Interest and other income, net, decreased in fiscal 2015 compared to fiscal 2014 primarily due to lower realized gains on sales of strategic investments in fiscal 2015. Interest and other income, net, increased in fiscal 2014 compared to fiscal 2013 primarily due to an increase in realized gains on sales of securities recorded during fiscal 2014, partially offset by increased impairments of strategic investments.

Income Taxes
The provision for income taxes and effective tax rates for each fiscal year were as follows:

				Change
	2015	2014	2013	2015 over 2014	2014 over 2013

	(In millions, except percentages)
Provision for income taxes	$221	$376	$94	$(155)	$282
Effective income tax rate	13.8%	26.0%	26.9%	(12.2) points	(0.9) points
Applied’s effective tax rate is affected by the geographical composition of income, which includes jurisdictions with income tax incentives and differing tax rates. It is also affected by events that are not consistent from period to period, such as changes in income tax laws and regulations and the resolution of income tax filings.
The effective tax rate for fiscal 2015 was lower than the rate for fiscal 2014 primarily due to acquisition costs that became deductible in the second quarter of fiscal 2015 as a result of the termination of the proposed business combination with TEL, an adjustment in the second quarter of fiscal 2015 to correct an error in the recognition of cost of sales in the U.S. related to intercompany sales, reinstatement of the U.S. federal research and development tax credit during the first quarter of fiscal 2015 which was retroactive to its expiration in December 2013, resolutions and changes related to income tax liabilities for prior years, and changes in the geographical composition of income.
The effective tax rate for fiscal 2014 was lower than the rate for fiscal 2013 due primarily to nondeductible goodwill impairment charges in fiscal 2013, offset by resolutions and changes related to prior years and expiration of the U.S. federal research and development tax credit.

Segment Information
Applied reports financial results in four segments: Silicon Systems, Applied Global Services, Display, and Energy and Environmental Solutions. A description of the products and services, as well as financial data, for each reportable segment can be found in Note 16 of Notes to Consolidated Financial Statements. Applied does not allocate to its reportable segments certain operating expenses that it manages separately at the corporate level. These unallocated costs include costs for share-based compensation; certain management, finance, legal, human resource, and RD&E functions provided at the corporate level; and unabsorbed information technology and occupancy. In addition, Applied does not allocate to its reportable segments restructuring and asset impairment charges and any associated adjustments related to restructuring actions, unless these actions pertain to a specific reportable segment.
The results for each reportable segment are discussed below.
Silicon Systems Segment
The Silicon Systems segment includes semiconductor capital equipment for deposition, etch, ion implantation, rapid thermal processing, chemical mechanical planarization, metrology and inspection, and wafer packaging. Development efforts are focused on solving customers' key technical challenges in transistor, patterning, interconnect and packaging performance as devices scale to advanced technology nodes. The mobility trend remains the largest influence on industry spending, as it drives device manufacturers to continually improve their ability to deliver high-performance, low-power processors and affordable solid-state storage in a small form factor.
The competitive environment for Silicon Systems in fiscal 2015 reflected continued investment by semiconductor manufacturers. Memory manufacturers increased investments in technology upgrades and additional capacity. Foundry investments reflected demand for new technology as customers ramp wafer starts at advanced nodes to meet demand for advanced mobile chips, but decreased primarily due to customers managing excess inventory, improving yields and re-using equipment.
Certain significant measures for each fiscal year were as follows:

				Change
	2015	2014	2013	2015 over 2014		2014 over 2013

	(In millions, except percentages and ratios)
New orders	$6,581	$6,132	$5,507	$449	7%	$625	11%
Net sales	6,135	5,978	4,775	157	3%	1,203	25%
Book to bill ratio	1.1	1.0	1.2
Operating income	1,410	1,391	876	19	1%	515	59%
Operating margin	23.0%	23.3%	18.3%		(0.3) points		5.0 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	1,588	1,565	$1,050	23	1%	515	49%
Non-GAAP adjusted operating margin	25.9%	26.2%	22.0%		(0.3) points		4.2 points

Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below.

The composition of new orders for Silicon Systems by end use application for the past three fiscal years was as follows:

	2015	2014	2013
Foundry	34%	52%	58%
Memory	53%	35%	27%
Logic and other	13%	13%	15%
	100%	100%	100%

One region accounted for at least 30 percent of total net sales for the Silicon Systems segment for one or more of the past three fiscal years:

				Change
	2015	2014	2013	2015 over 2014		2014 over 2013

	(In millions, except percentages)
Taiwan	$1,982	$2,186	$2,171	$(204)	(9)%	$15	1%
Customers in Taiwan accounted for 32 percent, 37 percent and 45 percent of total net sales for Silicon Systems in fiscal 2015, 2014 and 2013, respectively. Customers in the United States, China and Korea together contributed 47 percent, 47 percent and 37 percent of the total net sales for this segment in fiscal 2015, 2014 and 2013, respectively.
Financial results in the Silicon Systems segment for fiscal 2015 reflected continued wafer fabrication equipment spending in the semiconductor industry. The increase in new orders and net sales in fiscal 2015 compared to fiscal 2014 primarily reflected increased demand and spending from memory customers, partially offset by lower demand and spending from foundry customers. Two customers accounted for approximately 41 percent of net sales and three customers accounted for 53 percent of new orders in this segment in fiscal 2015. Operating income and non-GAAP adjusted operating income for fiscal 2015 increased compared to fiscal 2014, reflecting the increase in net sales, partially offset by changes in product mix and higher research and development expenses.
The increase in new orders and net sales in fiscal 2014 compared to fiscal 2013 primarily reflected increased demand and spending from memory customers, as well as continued demand from foundry customers. Three customers accounted for approximately 54 percent of net sales and three customers accounted for 75 percent of new orders in this segment in fiscal 2014. Operating income and non-GAAP adjusted operating income for fiscal 2014 increased compared to fiscal 2013, reflecting the increase in net sales, partially offset by changes in product mix and higher research and development expenses.
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
Industry conditions that affected Applied Global Services' sales of spares and services during fiscal 2015 were principally semiconductor manufacturers' wafer starts, as well as utilization rates.
Certain significant measures for each fiscal year were as follows:

				Change
	2015	2014	2013	2015 over 2014		2014 over 2013

	(In millions, except percentages and ratios)
New orders	$2,653	$2,433	$2,090	$220	9%	$343	16%
Net sales	2,531	2,200	2,023	331	15%	177	9%
Book to bill ratio	1.0	1.1	1.0
Operating income	664	573	436	91	16%	137	31%
Operating margin	26.2%	26.0%	21.6%		0.2 points		4.4 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	667	576	443	91	16%	133	30%
Non-GAAP adjusted operating margin	26.4%	26.2%	21.9%		0.2 points		4.3 points
Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below.
There were no individual regions that accounted for at least 30 percent of total net sales for the Applied Global Services segment for any of the past three fiscal years.

New orders and net sales for fiscal 2015 increased compared to fiscal 2014 mainly due to higher demand for semiconductor spares and services, and 200mm equipment systems. Operating income, operating margin, non-GAAP adjusted operating income, and non-GAAP adjusted operating margin increased in fiscal 2015 compared fiscal 2014, reflecting the increase in net sales, which was partially offset by unfavorable product mix and the absence of a recovery of a regional customs duty assessment charge recorded in fiscal 2014.
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
The market environment for Applied's Display segment in fiscal 2015 has been characterized by continued demand for manufacturing equipment for TV and high-end mobile devices, although this sector remains susceptible to highly cyclical conditions. Uneven order and revenue patterns in the Display segment can cause significant fluctuations quarter-over-quarter, as well as year-over year.
Certain significant measures for each fiscal year were as follows:

				Change
	2015	2014	2013	2015 over 2014		2014 over 2013

	(In millions, except percentages and ratios)
New orders	$717	$845	$703	$(128)	(15)%	$142	20%
Net sales	780	615	538	165	27%	77	14%
Book to bill ratio	0.9	1.4	1.3
Operating income	156	129	74	27	21%	55	74%
Operating margin	20.0%	21.0%	13.8%		(1.0) points		7.2 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	158	131	$80	27	21%	51	64%
Non-GAAP adjusted operating margin	20.3%	21.3%	14.9%		(1.0) points		6.4 points

Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below.

The following regions accounted for at least 30 percent of total net sales for the Display segment for one or more of the past three fiscal years:

				Change
	2015	2014	2013	2015 over 2014		2014 over 2013

	(In millions, except percentages)
China	$587	$491	$260	$96	20%	$231	89%
Korea	$140	$99	$175	$41	41%	$(76)	(43)%

In fiscal 2015, 2014 and 2013, customers in China accounted for 75 percent, 80 percent and 48 percent, respectively, of the Display segment's total net sales. Customers in Korea accounted for 18 percent, 16 percent and 32 percent of total net sales for the Display segment in fiscal 2015, 2014 and 2013, respectively. The increase in net sales from customers in China reflected TV manufacturing capacity expansion, while the increase in net sales from customers in Korea increasingly related to sales of mobile display manufacturing equipment.

New orders for fiscal 2015 decreased compared to fiscal 2014 primarily due to lower TV manufacturing equipment orders, while net sales for fiscal 2015 were higher due to the timing of shipments. Operating income and non-GAAP adjusted operating income increased for fiscal 2015 from fiscal 2014, reflecting higher net sales. Operating margin and non-GAAP adjusted operating margin decreased, despite the increase in net sales, primarily due to unfavorable product mix, increased research and development expenses and the sale of tools in fiscal 2014 for which inventory had been previously fully reserved. Four customers accounted for approximately 65 percent of new orders for the Display segment in fiscal 2015, with two customers accounting for approximately 37 percent of new orders. Four customers accounted for approximately 79 percent of net sales for this segment in fiscal 2015, with two customers accounting for approximately 46 percent of net sales.
New orders and net sales for fiscal 2014 increased compared to fiscal 2013, reflecting strong TV manufacturing capacity expansions. Operating income and non-GAAP adjusted operating income increased over the prior year, due primarily to higher net sales, sales of tools for which inventory had been written down previously, better installation and warranty performance, and material and manufacturing cost reductions, partially offset by increased research and development expenses. Four customers accounted for approximately 87 percent of new orders for the Display segment in fiscal 2014, with two customers accounting for approximately 50 percent of new orders. Four customers accounted for approximately 77 percent of net sales for this segment in fiscal 2014, with one customer accounting for approximately 40 percent of net sales.

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
Certain significant measures for each fiscal year were as follows:

				Change
	2015	2014	2013	2015 over 2014		2014 over 2013

	(In millions, except percentages and ratios)
New orders	$153	$238	$166	$(85)	(36)%	$72	43%
Net sales	213	279	173	(66)	(24)%	106	61%
Book to bill ratio	0.7	0.9	1.0
Operating income (loss)	(61)	15	(433)	(76)	(507)%	448	103%
Operating margin	(28.6)%	5.4%	(250.3)%		(34.0) points		255.7 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income (loss)	(10)	21	(115)	(31)	(148)%	136	118%
Non-GAAP adjusted operating margin	(4.7)%	7.5%	(66.5)%		(12.2) points		74.0 points

Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Adjusted Results" below.
The following regions accounted for at least 30 percent of total net sales for the Energy and Environmental Solutions segment for one or more of these recent fiscal periods:

				Change
	2015	2014	2013	2015 over 2014		2014 over 2013

	(In millions, except percentages)
China	$71	$173	$100	$(102)	(59)%	$73	73%
In fiscal 2015, 2014 and 2013, customers in China accounted for 33 percent, 62 percent and 58 percent, respectively, of total net sales for the Energy and Environmental Solutions segment.
Financial results during fiscal 2015 remained at low levels due to continued excess manufacturing capacity in the solar industry, which resulted in low levels of new orders and net sales, and consequently an operating loss for the segment. Two customers accounted for approximately 20 percent of net sales for this segment during fiscal 2015. Operating loss for fiscal 2015 included $17 million in restructuring charges and asset impairments and $32 million of inventory charges recorded in cost of products sold, related to cost reduction measures taken in the third quarter of fiscal 2015. Details on restructuring charges and asset impairments are included in Note 11 of the Notes to the Consolidated Financial Statements.
New orders and net sales for fiscal 2014 increased compared to fiscal 2013 but remained at low levels, reflecting excess manufacturing capacity in the solar industry. One customer accounted for approximately 23 percent of net sales for this segment during fiscal 2014. Operating margin and non-GAAP adjusted operating margin increased for fiscal 2014 compared to prior year, reflecting increased net sales, lower inventory charges, sales of solar tools that were written down previously and continued cost reduction measures, proceeds from a favorable litigation outcome, and spending controls.

Business Combinations
Tokyo Electron Limited
On September 24, 2013, Applied and TEL entered into a Business Combination Agreement, which was intended to effect a strategic combination of their respective businesses into a new combined company, and was subject to regulatory approvals. On April 26, 2015, Applied and TEL announced that they had mutually agreed to terminate the Business Combination Agreement. No termination fee was payable by either Applied or TEL.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on Applied's consolidated financial statements, see Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources
Applied’s cash, cash equivalents and investments increased to $5.9 billion at October 25, 2015 from $4.1 billion at October 26, 2014.
Cash, cash equivalents and investments consisted of the following:

	October 25, 2015	October 26, 2014

	(In millions)
Cash and cash equivalents	$4,797	$3,002
Short-term investments	168	160
Long-term investments	946	935
Total cash, cash-equivalents and investments	$5,911	$4,097
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities was as follows:

	2015	2014	2013

	(In millions)
Cash provided by operating activities	$1,163	$1,800	$623
Cash provided by (used in) investing activities	$(281)	$(161)	$215
Cash provided by (used in) financing activities	$913	$(348)	$(519)
Operating Activities
Cash from operating activities for fiscal 2015 was $1.2 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation, restructuring and asset impairments and deferred income taxes. The primary drivers of the decrease in cash from operating activities from fiscal 2014 to fiscal 2015 were the increases in inventories and deferred income taxes and decreases in accounts payable, accrued expenses, customer deposits, deferred revenue and income taxes payable, partially offset by higher net income. The increase in cash from operating activities from fiscal 2013 to fiscal 2014 was primarily due to higher business volume and improved working capital performance.
Applied did not utilize programs to discount letters of credit issued by customers in fiscal 2015 and 2013. Applied discounted $29 million of letters of credit issued by customers in fiscal 2014. Discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied did not factor accounts receivable nor discounted promissory notes in fiscal 2015 and 2013. Applied factored accounts receivable and discounted promissory notes of $45 million in fiscal 2014.
Applied’s working capital was $5.5 billion at October 25, 2015 and $4.1 billion at October 26, 2014.
Days sales, inventory and payable outstanding at the end of each of the periods indicated were:

	2015	2014	2013

Days sales outstanding	67	67	75
Days inventory outstanding	118	109	108
Days payable outstanding	42	43	44
Days sales outstanding varies due to the timing of shipments and the payment terms. Days sales outstanding remained flat at the end of fiscal 2015 compared to fiscal 2014. The decrease for fiscal 2014 compared to fiscal 2013 was primarily due to an increase in revenue and better linearity. Days inventory outstanding increased at the end of fiscal 2015 reflecting higher inventory near the end of the period due to increase in deferred inventory and more builds as compared to revenue turns. Days inventory outstanding remained flat in fiscal 2014 and 2013. Days payable outstanding remained relatively flat in fiscal 2015, 2014 and 2013.

Investing Activities
Applied used $281 million of cash in investing activities in fiscal 2015 and $161 million in fiscal 2014. Applied generated $215 million in cash from investing activities in fiscal 2013. Capital expenditures in fiscal 2015, 2014 and 2013 were $215 million, $241 million and $197 million, respectively. Capital expenditures in fiscal 2015 were primarily for demonstration and test equipment and laboratory tools in North America. Capital expenditures in fiscal 2014 were primarily for demonstration and test equipment and infrastructure improvements in North America, including creation of a new pilot operation facility and distribution center. Capital expenditures in fiscal 2013 were primarily for demonstration and test equipment as well as laboratory tools and equipment upgrades in North America. Purchases of investments, net of proceeds from sales and maturities of investments was $62 million for fiscal 2015 and proceeds from sales and maturities of investments, net of purchases of investments totaled $67 million and $406 million in fiscal 2014 and 2013, respectively. Investing activities also included investments in technology to allow Applied to access new market opportunities or emerging technologies.
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
Financing Activities
Applied generated $913 million of cash from financing activities in fiscal 2015, consisting primarily of net proceeds received from the issuance of senior unsecured notes of $1.8 billion and short-term borrowings by a wholly-owned foreign subsidiary of $800 million, offset by cash used for repurchases of its common stock of $1.3 billion and payment of cash dividends of $487 million. Applied used cash in financing activities in fiscal 2014 and 2013 of $348 million and $519 million, respectively, which included payment of cash dividends to stockholders and issuances of common stock. Applied made no repurchases of its common stock in fiscal 2014 and used cash to repurchase shares of its common stock in fiscal 2013 of $245 million. On April 26, 2015, Applied's Board of Directors approved a common stock repurchase program authorizing up to $3.0 billion in repurchases over the three years ending April 2018. At October 25, 2015, $1.7 billion remained available for future stock repurchases under this repurchase program. Applied's prior stock repurchase program ended in March 2015. Proceeds from stock issuances under equity compensation awards and related excess tax benefits in fiscal 2015, 2014 and 2013 were $144 million, $137 million and $182 million, respectively.
During each of fiscal 2015 and 2014, Applied’s Board of Directors declared four quarterly cash dividends of $0.10 per share. During fiscal 2013, Applied’s Board of Directors declared three quarterly cash dividends of $0.10 per share and one quarterly cash dividend of $0.09 per share. Cash paid in dividends during fiscal 2015, 2014 and fiscal 2013 amounted to $487 million, $485 million and $456 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion. In September 2015, Applied entered into a $1.5 billion committed revolving credit agreement with a group of banks that is scheduled to expire in September 2020. This credit agreement provides for borrowings in United States dollars at interest rates keyed to one of various benchmark rates selected by Applied for each advance, plus a margin based on Applied's public debt rating, and includes financial and other covenants with which Applied was in compliance at October 25, 2015. Remaining credit facilities in the amount of approximately $67 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both October 25, 2015 and October 26, 2014, and Applied has not utilized these credit facilities.
In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. At October 25, 2015 and October 26, 2014, Applied did not have any commercial paper outstanding, but may issue commercial paper notes under this program from time to time in the future.
In September 2015, Applied issued senior unsecured notes in the aggregate principal amount of $1.8 billion. The indenture governing the notes includes certain covenants with which Applied was in compliance at October 25, 2015. In November 2015, Applied completed the redemption of the entire outstanding $400 million in principal amount of senior notes due in 2016. The redemption price was $405 million, and after adjusting for the carrying value of the debt issuance costs and discounts, Applied recorded a $5 million loss on the prepayment of the $400 million debt, which will be included in non-operating loss in the Consolidated Statement of Operations for the first quarter of fiscal 2016. See Note 10 of Notes to Consolidated Financial Statements for additional discussion of long-term debt. In October 2015, a wholly-owned foreign subsidiary of Applied entered into a short-term loan agreement, guaranteed by Applied, under which it borrowed $800 million to facilitate the return of capital to Applied.

Others
During fiscal 2015, 2014 and 2013, Applied did not record any additional bad debt provision but released $9 million, $16 million and $13 million, respectively, of its allowance for doubtful accounts as a result of an overall lower risk profile of Applied's customers. While Applied believes that its allowance for doubtful accounts at October 25, 2015 is adequate, it will continue to closely monitor customer liquidity and economic conditions.
As of October 25, 2015, approximately $2.7 billion of cash, cash equivalents, and marketable securities held by foreign subsidiaries may be subject to U.S. taxes if repatriated for U.S. operations. Of this amount, Applied intends to indefinitely reinvest approximately $2.3 billion of these funds outside of the U.S. and does not plan to repatriate these funds. For the remaining cash, cash equivalents and marketable securities held by foreign subsidiaries, U.S. taxes have been provided for in the financial statements.
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

Off-Balance Sheet Arrangements
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of October 25, 2015, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $58 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of October 25, 2015, Applied Materials Inc. has provided parent guarantees to banks for approximately $100 million to cover these arrangements.
Applied also has operating leases for various facilities. Total rent expense for fiscal 2015, 2014 and 2013 was $32 million, $37 million and $36 million, respectively.
Contractual Obligations
The following table summarizes Applied’s contractual obligations as of October 25, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

	(In millions)
Debt obligations	$4,550	$1,200	$200	$600	$2,550
Interest expense associated with debt obligations	2,010	164	286	272	1,288
Operating lease obligations	61	25	24	8	4
Purchase obligations[1]	1,275	1,235	40	—	—
Other long-term liabilities[2,3]	20	—	5	2	13
Total	$7,916	$2,624	$555	$882	$3,855
______________________

[1]	Represents Applied’s agreements to purchase goods and services consisting of Applied’s outstanding purchase orders for goods and services.

[2]
Other long-term liabilities in the table do not include pension, post-retirement and deferred compensation plans due to the uncertainty in the timing of future payments. Applied evaluates the need to make contributions to its pension and post-retirement benefit plans after considering the funded status of the plans, movements in the discount rate, performance of the plan assets and related tax consequences. Payments to the plans would be dependent on these factors and could vary across a wide range of amounts and time periods. Payments for deferred compensation plans are dependent on activity by participants, making the timing of payments uncertain. Information on Applied’s pension, post-retirement benefit and deferred compensation plans is presented in Note 13, Employee Benefit Plans, of the consolidated financial statements.

[3]
Other long-term liabilities in the table do not include noncurrent income taxes payable, noncurrent deferred income taxes payable and certain tax-related liabilities classified as other noncurrent liabilities on the balance sheet, due to the uncertainty in the timing and amount of future payments. As of October 25, 2015, the gross liability for unrecognized tax benefits that was not expected to result in payment of cash within one year was $177 million. Interest and penalties related to uncertain tax positions that were not expected to result in payment of cash within one year of October 25, 2015 and October 26, 2014 were $14 million and $25 million, respectively.

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
To test goodwill for impairment, Applied first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, Applied then performs the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. Under the two-step goodwill impairment test, Applied would in the first step compare the estimated fair value of each reporting unit to its carrying value. If the carrying value of a reporting unit exceeds its estimated fair value, Applied would then perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If Applied determines that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, Applied would record an impairment charge equal to the difference.
Applied determines the fair value of each reporting unit based on a weighting of an income and a market approach. Applied bases the fair value estimates on assumptions that it believes to be reasonable but that are unpredictable and inherently uncertain. Under the income approach, Applied estimates the fair value based on discounted cash flow method.
The estimates used in the impairment testing are consistent with the discrete forecasts that Applied uses to manage its business, and considers any significant developments during the period. Under the discounted cash flow method, cash flows beyond the discrete forecasts are estimated using a terminal growth rate, which considers the long-term earnings growth rate specific to the reporting units. The estimated future cash flows are discounted to present value using each reporting unit's weighted average cost of capital. The weighted average cost of capital measures a reporting unit's cost of debt and equity financing weighted by the percentage of debt and equity in a reporting unit's target capital structure. In addition, the weighted average cost of capital is derived using both known and estimated market metrics, and is adjusted to reflect both the timing and risks associated with the estimated cash flows. The tax rate used in the discounted cash flow method is the median tax rate of comparable companies and reflects Applied's current international structure, which is consistent with the market participant perspective. Under the market approach, Applied uses the guideline company method which applies market multiples to forecasted revenues and earnings before interest, taxes, depreciation and amortization. Applied uses market multiples that are consistent with comparable publicly-traded companies and considers each reporting unit's size, growth and profitability relative to its comparable companies.
Management uses significant judgment when assessing goodwill for potential impairment, especially in emerging markets. Indicators of potential impairment include, but are not limited to, challenging economic conditions, an unfavorable industry or economic environment or other severe decline in market conditions. Such conditions could have the effect of changing one of the critical assumptions or estimates used for the fair value calculation, resulting in an unexpected goodwill impairment charge, which could have a material adverse effect on Applied’s business, financial condition and results of operations. See Note 9 of Notes to Consolidated Financial Statements for additional discussion of goodwill impairment.

Income Taxes
Applied’s effective tax rate is affected by the geographical composition of income and income tax laws and regulations in multiple jurisdictions.
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
Non-GAAP Adjusted Results
Management uses non-GAAP adjusted results to evaluate operating and financial performance in light of business objectives and for planning purposes. Applied believes these measures enhance investors’ ability to review the Company’s business from the same perspective as management and facilitate comparisons of this period’s results with prior periods. The non-GAAP adjusted results presented below exclude the impact of the following, where applicable: certain items related to acquisitions; restructuring charges and any associated adjustments; impairments of assets, goodwill, or investments; gain or loss on sale of strategic investments or facilities; and certain discrete adjustments and tax items. These non-GAAP adjusted measures are not in accordance with GAAP and may differ from non-GAAP methods of accounting and reporting used by other companies. The presentation of this additional information should not be considered a substitute for results prepared in accordance with GAAP.

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results for the past three fiscal years:
APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

(In millions, except percentages)	2015	2014	2013

Non-GAAP Adjusted Gross Profit
Reported gross profit - GAAP basis	$3,952	$3,843	$2,991
Certain items associated with acquisitions[1]	162	158	166
Acquisition integration costs	—	1	3
Inventory charges related to restructuring[3]	35	—	—
Other significant gains, losses or charges, net[7]	(2)	—	—
Non-GAAP adjusted gross profit	$4,147	$4,002	$3,160
Non-GAAP adjusted gross margin	42.9%	44.1%	42.1%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$1,693	$1,520	$432
Certain items associated with acquisitions[1]	185	183	201
Acquisition integration costs	2	34	38
Loss (gain) on derivatives associated with terminated business combination, net	(89)	(30)	7
Certain items associated with terminated business combination[2]	50	73	17
Restructuring, inventory charges and asset impairments[3,4]	49	5	63
Impairment of goodwill and intangible assets	—	—	278
Foreign exchange loss due to functional currency change[6]	19	—	—
Other significant gains, losses or charges, net[7]	(13)	(4)	(4)
Non-GAAP adjusted operating income	$1,896	$1,781	$1,032
Non-GAAP adjusted operating margin	19.6%	19.6%	13.7%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis[5]	$1,377	$1,072	$256
Certain items associated with acquisitions[1]	185	183	201
Acquisition integration costs	2	34	38
Loss (gain) on derivatives associated with terminated business combination, net	(89)	(30)	7
Certain items associated with terminated business combination[2]	50	73	17
Restructuring, inventory charges and asset impairments[3,4]	49	5	63
Impairment of goodwill and intangible assets	—	—	278
Foreign exchange loss due to functional currency change[6]	19	—	—
Other significant gains, losses or charges, net[7]	(13)	(4)	(4)
Impairment (gain on sale) of strategic investments, net	4	(9)	1
Reinstatement of federal R&D tax credit, resolution of prior years’ income tax filings and other tax items[5]	(110)	28	(37)
Income tax effect of non-GAAP adjustments	(17)	(38)	(102)
Non-GAAP adjusted net income	$1,457	$1,314	$718

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.
2	These items are incremental charges related to the terminated business combination agreement with Tokyo Electron Limited, consisting of acquisition-related and integration planning costs.
3
Results for fiscal 2015 primarily included $35 million of inventory charges, $17 million of restructuring charges and asset impairments related to cost reductions in the solar business, and a $2 million favorable adjustment of restructuring reserves related to prior restructuring plans.

4
Results for fiscal 2013 included $39 million of employee-related costs, net, related to the restructuring program announced on October 3, 2012, and restructuring and asset impairment charges of $26 million related to the restructuring program announced on May 10, 2012, partially offset by a favorable adjustment of $2 million related to other restructuring plans.

5
Amounts for fiscal 2015 included an adjustment to decrease the provision for income taxes by $28 million with a corresponding increase in net income, resulting in an increase in diluted earnings per share of $0.02. The adjustment was excluded in Applied's non-GAAP adjusted results and was made primarily to correct an error in the recognition of cost of sales in the U.S. related to intercompany sales, which resulted in overstating profitability in the U.S. and the provision for income taxes in immaterial amounts in each year since fiscal 2010.

6	Results for fiscal 2015 included a $19 million foreign exchange loss due to an immaterial correction of an error related to functional currency change.
7
These items are significant gains, losses, or charges during a period that are the result of isolated events or transactions which have not occurred frequently in the past and are not expected to occur regularly or be repeated in the future.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

(In millions, except per share amounts)	2015	2014	2013

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis[1]	$1.12	$0.87	$0.21
Certain items associated with acquisitions	0.14	0.13	0.14
Acquisition integration costs	—	0.02	0.02
Gain on derivatives associated with terminated business combination, net	(0.05)	(0.02)	—
Certain items associated with terminated business combination	0.03	0.05	0.01
Impairment of goodwill and intangible assets	—	—	0.21
Restructuring, inventory charges and asset impairments	0.03	—	0.03
Foreign exchange loss due to functional currency change	0.02	—	—
Other significant gains, losses or charges, net	(0.01)	—	—
Reinstatement of federal R&D tax credit, resolution of prior years’ income tax filings and other tax items[1]	(0.09)	0.02	(0.03)
Non-GAAP adjusted earnings per diluted share	$1.19	$1.07	$0.59
Weighted average number of diluted shares	1,226	1,231	1,219

1
Amounts for fiscal 2015 included an adjustment to decrease the provision for income taxes by $28 million with a corresponding increase in net income, resulting in an increase in diluted earnings per share of $0.02. The adjustment was excluded in Applied's non-GAAP adjusted results and was made primarily to correct an error in the recognition of cost of sales in the U.S. related to intercompany sales, which resulted in overstating profitability in the U.S. and the provision for income taxes in immaterial amounts in each year since fiscal 2010.

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results for the past three fiscal years:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

(In millions, except percentages)	2015	2014	2013

Silicon Systems Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$1,410	$1,391	$876
Certain items associated with acquisitions[1]	178	172	175
Acquisition integration costs	—	2	(2)
Restructuring charges and asset impairments[3]	—	—	1
Non-GAAP adjusted operating income	$1,588	$1,565	$1,050
Non-GAAP adjusted operating margin	25.9%	26.2%	22.0%

AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$664	$573	$436
Certain items associated with acquisitions[1]	1	3	5
Restructuring, inventory charges and asset impairments[2,3]	3	—	2
Other significant gains, losses or charges, net[4]	(1)	—	—
Non-GAAP adjusted operating income	$667	$576	$443
Non-GAAP adjusted operating margin	26.4%	26.2%	21.9%

Display Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$156	$129	$74
Certain items associated with acquisitions[1]	2	2	6
Non-GAAP adjusted operating income	$158	$131	$80
Non-GAAP adjusted operating margin	20.3%	21.3%	14.9%

EES Non-GAAP Adjusted Operating Income (Loss)
Reported operating income (loss) - GAAP basis	$(61)	$15	$(433)
Certain items associated with acquisitions[1]	4	6	15
Impairment of goodwill and intangible assets	—	—	278
Restructuring, inventory charges and asset impairments[2,3]	47	—	25
Non-GAAP adjusted operating income (loss)	$(10)	$21	$(115)
Non-GAAP adjusted operating margin	(4.7)%	7.5%	(66.5)%

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

2
Results for fiscal 2015 primarily included $35 million of inventory charges, $17 million of restructuring charges and asset impairments related to cost reductions in the solar business, and a $2 million favorable adjustment of restructuring reserves related to prior restructuring plans.

3
Results for fiscal 2013 included restructuring and asset impairment charges of $26 million related to the restructuring program announced announced on May 10, 2012 and severance charges of $2 million related to the integration of Varian.

4
These items are significant gains, losses, or charges during a period that are the result of isolated events or transactions which have not occurred frequently in the past and are not expected to occur regularly or be repeated in the future.

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
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $1.0 billion at October 25, 2015. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at October 25, 2015, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $16 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. At October 25, 2015, the carrying amount of long-term debt issued by Applied was $3.3 billion with an estimated fair value of $3.5 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s debt issuances of approximately $303 million at October 25, 2015.
Certain operations of Applied are conducted in foreign currencies, such as Japanese yen, euro, Israeli shekel and Taiwanese dollar. Applied enters into currency forward exchange and option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions generally expected to occur within the next 24 months. Gains and losses on these contracts are generally recognized in income at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on currency forward exchange and option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes.

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
Management’s Report on Internal Control over Financial Reporting
Applied’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of Applied’s Chief Executive Officer and Chief Financial Officer, management of Applied conducted an evaluation of the effectiveness of Applied’s internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, Applied’s management concluded that Applied’s internal control over financial reporting was effective as of October 25, 2015.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of Applied’s internal control over financial reporting as of October 25, 2015.
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2015, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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
Except for the information regarding executive officers required by Item 401 of Regulation S-K (which is included in Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers of the Registrant”) and code of ethics (which is set forth below), the information required by this item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 22, 2016.
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
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 22, 2016.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except for the information regarding securities authorized for issuance under equity compensation plans (which is set forth below), the information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 22, 2016.
The following table summarizes information with respect to equity awards under Applied’s equity compensation plans as of October 25, 2015:
Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	(c) Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))

	(In millions, except prices)
Equity compensation plans approved by security holders	28		$15.06	146	(3)
Equity compensation plans not approved by security holders	—	(4)	$5.79	9	(5)
Total	28		$12.45	155

(1)
Includes only options, restricted stock units and performance shares outstanding under Applied’s equity compensation plans, as no stock warrants or other rights were outstanding as of October 25, 2015.

(2)	The weighted average exercise price calculation does not take into account any restricted stock units or performance shares as they have a de minimis purchase price.

(3)
Includes 20 million shares of Applied common stock available for future issuance under the Applied Materials, Inc. Employees’ Stock Purchase Plan. Of these 20 million shares, 2 million are subject to purchase during the purchase period in effect as of October 25, 2015.

(4)
Includes options to purchase 0.4 million shares of Applied common stock assumed through various mergers and acquisitions, after giving effect to the applicable exchange ratios. The assumed options had a weighted average exercise price of $5.79 per share. No further shares are available for issuance under the plans under which these assumed awards were granted.

(5)
Includes 9 million shares of Applied common stock available for future issuance under the Applied Materials, Inc. Stock Purchase Plan for Offshore Employees. Of these 9 million shares, 1 million are subject to purchase during the purchase period in effect as of October 25, 2015.

Applied has the following equity compensation plans that have not been approved by stockholders:
Stock Purchase Plan for Offshore Employees. The Stock Purchase Plan for Offshore Employees (the Offshore ESPP) was adopted effective as of October 16, 1995 for the benefit of employees of Applied’s participating affiliates. The Offshore ESPP provides for the grant of options to purchase shares of Applied common stock through payroll deductions pursuant to one or more offerings. The administrator of the Offshore ESPP (the Board of Directors of Applied or a committee appointed by the Board) determines the terms and conditions of all options prior to the start of an offering, including the purchase price of shares, the number of shares covered by the option and when the option may be exercised. All options granted as part of an offering must be granted on the same date. As of October 25, 2015, a total of 36 million shares have been authorized for issuance under the Offshore ESPP, and 9 million shares remain available for issuance.
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
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 22, 2016.

Item 14:	Principal Accounting Fees and Services
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 22, 2016.

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

We have audited the accompanying consolidated balance sheets of Applied Materials, Inc. and subsidiaries (the Company) as of October 25, 2015 and October 26, 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended October 25, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Materials, Inc. and subsidiaries as of October 25, 2015 and October 26, 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended October 25, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Applied Materials, Inc.’s internal control over financial reporting as of October 25, 2015 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 9, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP
KPMG LLP

Santa Clara, California
December 9, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Applied Materials, Inc.:

We have audited Applied Materials, Inc.’s (the Company) internal control over financial reporting as of October 25, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Applied Materials, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 25, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Applied Materials, Inc. and subsidiaries as of October 25, 2015 and October 26, 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 25, 2015, and our report dated December 9, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP

Santa Clara, California
December 9, 2015

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

Fiscal Year	2015	2014	2013

Net sales	$9,659	$9,072	$7,509
Cost of products sold	5,707	5,229	4,518
Gross profit	3,952	3,843	2,991
Operating expenses:
Research, development and engineering	1,451	1,428	1,320
Marketing and selling	428	423	433
General and administrative	455	497	458
Loss (gain) on derivatives associated with terminated business combination	(89)	(30)	7
Impairment of goodwill and intangible assets	—	—	278
Restructuring charges and asset impairments	14	5	63
Total operating expenses	2,259	2,323	2,559
Income from operations	1,693	1,520	432
Interest expense	103	95	95
Interest and other income, net	8	23	13
Income before income taxes	1,598	1,448	350
Provision for income taxes	221	376	94
Net income	$1,377	$1,072	$256
Earnings per share:
Basic	$1.13	$0.88	$0.21
Diluted	$1.12	$0.87	$0.21
Weighted average number of shares:
Basic	1,214	1,215	1,202
Diluted	1,226	1,231	1,219

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

Fiscal Year	2015	2014	2013

Net income	$1,377	$1,072	$256
Other comprehensive income (loss), net of tax:
Change in unrealized net gain on investments	(10)	(1)	9
Change in unrealized net loss on derivative instruments	(15)	(2)	1
Change in defined and postretirement benefit plans	—	(33)	18
Change in cumulative translation adjustments	9	(2)	(5)
Other comprehensive income (loss), net of tax	(16)	(38)	23
Comprehensive income	$1,361	$1,034	$279
See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	October 25, 2015	October 26, 2014

ASSETS
Current assets:
Cash and cash equivalents	$4,797	$3,002
Short-term investments	168	160
Accounts receivable, net	1,739	1,670
Inventories	1,833	1,567
Other current assets	724	568
Total current assets	9,261	6,967
Long-term investments	946	935
Property, plant and equipment, net	892	861
Goodwill	3,302	3,304
Purchased technology and other intangible assets, net	762	951
Deferred income taxes and other assets	145	156
Total assets	$15,308	$13,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,200	$—
Accounts payable and accrued expenses	1,833	1,883
Customer deposits and deferred revenue	765	940
Total current liabilities	3,798	2,823
Long-term debt	3,342	1,947
Other liabilities	555	536
Total liabilities	7,695	5,306
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock: $.01 par value per share; 1 shares authorized; no shares issued	—	—
Common stock: $.01 par value per share; 2,500 shares authorized; 1,160 and 1,221 shares outstanding at 2015 and 2014, respectively	11	12
Additional paid-in capital	6,575	6,384
Retained earnings	13,967	13,072
Treasury stock: 793 and 717 shares at 2015 and 2014, respectively	(12,848)	(11,524)
Accumulated other comprehensive loss	(92)	(76)
Total stockholders’ equity	7,613	7,868
Total liabilities and stockholders’ equity	$15,308	$13,174
See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount

Balance at October 28, 2012	1,197	$12	$5,863	$12,700	699	$(11,279)	$(61)	$7,235
Net income	—	—	—	256	—	—	—	256
Other comprehensive income, net of tax	—	—	—	—	—	—	23	23
Dividends	—	—	—	(469)	—	—	—	(469)
Share-based compensation	—	—	162	—	—	—	—	162
Issuance under stock plans, net of a tax benefit of $14 and other	25	—	126	—	—	—	—	126
Common stock repurchases	(18)	—	—	—	18	(245)	—	(245)
Balance at October 27, 2013	1,204	$12	$6,151	$12,487	717	$(11,524)	$(38)	$7,088
Net income	—	—	—	1,072	—	—	—	1,072
Other comprehensive loss, net of tax	—	—	—	—	—	—	(38)	(38)
Dividends	—	—	—	(487)	—	—	—	(487)
Share-based compensation	—	—	177	—	—	—	—	177
Issuance under stock plans, net of a tax benefit of $27 and other	17	—	56	—	—	—	—	56
Balance at October 26, 2014	1,221	$12	$6,384	$13,072	717	$(11,524)	$(76)	$7,868
Net income	—	—	—	1,377	—	—	—	1,377
Other comprehensive loss, net of tax	—	—	—	—	—	—	(16)	(16)
Dividends	—	—	—	(482)	—	—	—	(482)
Share-based compensation	—	—	187	—	—	—	—	187
Issuance under stock plans, net of a tax benefit of $55 and other	15	—	4	—	—	—	—	4
Common stock repurchases	(76)	(1)	—	—	76	(1,324)	—	(1,325)
Balance at October 25, 2015	1,160	$11	$6,575	$13,967	793	$(12,848)	$(92)	$7,613

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

Fiscal Year	2015	2014	2013

Cash flows from operating activities:
Net income	$1,377	$1,072	$256
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	371	375	410
Impairment of goodwill and intangible assets	—	—	278
Restructuring charges and asset impairments	14	5	63
Excess tax benefits from share-based compensation	(56)	(30)	(23)
Deferred income taxes	(134)	58	(102)
Other	39	8	34
Share-based compensation	187	177	162
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(61)	(21)	(404)
Inventories	(266)	(154)	(141)
Other current and non-current assets	26	26	(63)
Accounts payable and accrued expenses	(133)	79	21
Customer deposits and deferred revenue	(175)	146	39
Income taxes payable	(24)	142	57
Other liabilities	(2)	(83)	36
Cash provided by operating activities	1,163	1,800	623
Cash flows from investing activities:
Capital expenditures	(215)	(241)	(197)
Cash paid for acquisitions, net of cash acquired	(4)	(12)	(1)
Proceeds from sale of facilities	—	25	7
Proceeds from sales and maturities of investments	1,100	878	1,013
Purchases of investments	(1,162)	(811)	(607)
Cash provided by (used in) investing activities	(281)	(161)	215
Cash flows from financing activities:
Debt borrowings, net of issuance costs	2,581	—	—
Proceeds from common stock issuances and others, net	88	107	159
Common stock repurchases	(1,325)	—	(245)
Payments of dividends to stockholders	(487)	(485)	(456)
Excess tax benefits from share-based compensation	56	30	23
Cash provided by (used in) financing activities	913	(348)	(519)
Increase in cash and cash equivalents	1,795	1,291	319
Cash and cash equivalents — beginning of year	3,002	1,711	1,392
Cash and cash equivalents — end of year	$4,797	$3,002	$1,711
Supplemental cash flow information:
Cash payments for income taxes	$407	$195	$196
Cash refunds from income taxes	$12	$111	$102
Cash payments for interest	$92	$92	$92
See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Applied Materials, Inc. and its subsidiaries (Applied or the Company) after elimination of intercompany balances and transactions. All references to a fiscal year apply to Applied’s fiscal year which ends on the last Sunday in October. Fiscal 2015, 2014 and 2013 each contained 52 weeks. Each fiscal quarter of 2015, 2014 and 2013 contained 13 weeks.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. Applied adjusts inventory carrying value for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Applied fully writes down inventories and noncancelable purchase orders for inventory deemed obsolete. Applied performs periodic reviews of inventory items to identify excess inventories on hand by comparing on-hand balances to anticipated usage using recent historical activity as well as anticipated or forecasted demand. If estimates of customer demand diminish further or market conditions become less favorable than those projected by Applied, additional inventory adjustments may be required.

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
Derivative Financial Instruments
Applied uses financial instruments, such as forward exchange and currency option contracts, to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions typically expected to occur within 24 months. The purpose of Applied’s foreign currency management is to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. The terms of derivative financial instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged. All of Applied’s derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments. For derivative instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity, and is reclassified into earnings when the hedged transaction affects earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded promptly in earnings. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gain or loss on these hedges is recorded promptly in earnings to offset the changes in the fair value of the assets or liabilities being hedged. Applied does not use derivative financial instruments for trading or speculative purposes.
Foreign Currencies
As of October 25, 2015, all of Applied’s subsidiaries use the United States dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are remeasured using exchange rates in effect at the end of the period, except for non-monetary assets, such as inventories and property, plant and equipment, which are remeasured using historical exchange rates. Foreign currency-denominated revenues and costs are remeasured using average exchange rates for the period, except for costs related to those balance sheet items that are remeasured using historical exchange rates. The resulting remeasurement gains and losses are included in general and administrative expenses in the Consolidated Statements of Operations as incurred.

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

Fiscal Year	2015	2014	2013

	(In millions, except per share amounts)
Numerator:
Net income	$1,377	$1,072	$256
Denominator:
Weighted average common shares outstanding	1,214	1,215	1,202
Effect of dilutive stock options, restricted stock units and employee stock purchase plan shares	12	16	17
Denominator for diluted earnings per share	1,226	1,231	1,219
Basic earnings per share	$1.13	$0.88	$0.21
Diluted earnings per share	$1.12	$0.87	$0.21
Potentially dilutive securities	—	1	2

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3	Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

October 25, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,010	$—	$—	$1,010
Cash equivalents:
Money market funds	3,272	—	—	3,272
Non-U.S. government securities*	60	—	—	60
Municipal securities	73	—	—	73
Commercial paper, corporate bonds and medium-term notes	382	—	—	382
Total Cash equivalents	3,787	—	—	3,787
Total Cash and Cash equivalents	$4,797	$—	$—	$4,797
Short-term and long-term investments:
U.S. Treasury and agency securities	$84	$—	$—	$84
Non-U.S. government securities*	9	—	—	9
Municipal securities	384	2	—	386
Commercial paper, corporate bonds and medium-term notes	250	—	—	250
Asset-backed and mortgage-backed securities	262	—	—	262
Total fixed income securities	989	2	—	991
Publicly traded equity securities	28	17	—	45
Equity investments in privately-held companies	78	—	—	78
Total short-term and long-term investments	$1,095	$19	$—	$1,114
Total Cash, Cash equivalents and Investments	$5,892	$19	$—	$5,911
 _________________________
* Includes agency debt securities guaranteed by non-U.S. governments, which consist of Canada and Germany.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
 _________________________
* Includes agency debt securities guaranteed by non-U.S. governments, which consist of Canada and Germany.

Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments at October 25, 2015:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$155	$156
Due after one through five years	572	573
No single maturity date**	368	385
	$1,095	$1,114
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gains and Losses on Investments
Gross realized gains and losses on sales of investments for each fiscal year were as follows:

	2015	2014	2013

	(In millions)
Gross realized gains	$9	$27	$7
Gross realized losses	$3	$2	$2
At October 25, 2015, gross unrealized losses related to Applied's investment portfolio were not material. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss is considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied determined that the gross unrealized losses on its marketable securities at October 25, 2015, October 26, 2014 and October 27, 2013 were temporary in nature and therefore it did not recognize any impairment of its marketable securities for fiscal 2015, 2014 or 2013. During fiscal 2015, 2014 and 2013, Applied determined that certain of its equity investments in privately-held companies were other-than-temporarily impaired and, accordingly, recognized impairment charges of $9 million, $15 million and $6 million, respectively. These impairment charges are included in interest and other income, net in the Consolidated Statement of Operations.
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
Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of October 25, 2015, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	October 25, 2015			October 26, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Money market funds	$3,272	$—	$3,272	$2,494	$—	$2,494
U.S. Treasury and agency securities	72	12	84	43	19	62
Non-U.S. government securities	—	69	69	—	14	14
Municipal securities	—	459	459	—	393	393
Commercial paper, corporate bonds and medium-term notes	—	632	632	—	224	224
Asset-backed and mortgage-backed securities	—	262	262	—	286	286
Publicly traded equity securities	45	—	45	50	—	50
Foreign exchange derivative assets	—	2	2	—	52	52
Total	$3,389	$1,436	$4,825	$2,587	$988	$3,575
There were no transfers between Level 1 and Level 2 fair value measurements during fiscal 2015 and 2014, and Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of October 25, 2015 or October 26, 2014.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. Equity investments in privately-held companies totaled $78 million at October 25, 2015, of which $70 million of investments were accounted for under the cost method of accounting and $8 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. Equity investments in privately-held companies totaled $66 million at October 26, 2014, of which $57 million of investments were accounted for under the cost method of accounting and $9 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value.
During fiscal 2015, 2014 and 2013, Applied determined that certain of its equity investments held in privately-held companies were other-than-temporarily impaired and, accordingly, recognized impairment charges of $9 million, $15 million and $6 million, respectively.
In fiscal 2013, Applied recorded goodwill and intangible asset impairment charges related to the Energy and Environmental Solutions segment. The inputs used to measure the fair value of goodwill and intangible assets of the Energy and Environmental Solutions segment are classified as a Level 3 fair value measurement due to the significance of unobservable inputs using company-specific information. The valuation methodology used to estimate the fair value of goodwill and intangible assets is discussed in Note 9, Goodwill, Purchased Technology and Other Intangible Assets.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable - short term, and accounts payable and accrued expenses, approximate fair value due to their short maturities. At October 25, 2015, the carrying amount of long-term debt was $3.3 billion, and the estimated fair value was $3.5 billion. At October 26, 2014, the carrying amount of long-term debt was $1.9 billion, and the estimated fair value was $2.2 billion. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5	Derivative Instruments and Hedging Activities
Derivative Financial Instruments
Applied conducts business in a number of foreign countries, with certain transactions denominated in local currencies, such as the Japanese yen, euro, Israeli shekel and Taiwanese dollar. Applied uses derivative financial instruments, such as forward exchange contracts and currency option contracts, to hedge certain forecasted foreign currency denominated transactions expected to occur typically within the next 24 months. The purpose of Applied’s foreign currency management is to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged.
During fiscal 2015, Applied entered into and settled a series of forward-starting interest rate swap agreements, with a total notional amount of $600 million, to hedge against the variability of cash flows due to changes in the benchmark interest rate of fixed rate debt. These instruments were designated as cash flow hedges at inception and settled in conjunction with the issuance of debt in the fourth quarter of fiscal 2015. The loss from the settlement of the interest rate swap agreement was $20 million, which was included in accumulated other comprehensive income (AOCI) in stockholders' equity and will be amortized to interest expense over the term of the senior unsecured 10-year notes issued in September 2015.
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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI at October 25, 2015 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in earnings. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for fiscal 2015, 2014 or 2013.
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
Following the announcement of the proposed business combination with Tokyo Electron Limited (TEL) in September 2013, Applied purchased foreign exchange option contracts to limit its foreign exchange risk associated with the proposed business combination. The derivatives used to hedge currency exposure did not qualify for hedge accounting treatment. These derivatives were marked to market at the end of each reporting period with gains and losses recorded as part of operating expenses. During fiscal 2014, the derivatives purchased in fiscal 2013 were sold, and the Company recorded gains of $42 million. Concurrently, during the fourth quarter of fiscal 2014, the Company purchased new foreign exchange option contracts for the same purpose with an extended maturity. At October 26, 2014, the fair value of these foreign exchange option contracts was approximately $52 million and Applied recognized an unrealized loss of $12 million during fiscal 2014 related to these contracts. Due to the termination of the proposed business combination with TEL on April 26, 2015, these foreign exchange option contracts were sold during the third quarter of fiscal 2015. Applied recorded a gain of $89 million in fiscal 2015 related to these contracts. The cash flow impacts of these derivatives have been classified as operating cash flows in the Consolidated Statements of Cash Flows. To further mitigate credit exposure in connection with these foreign exchange option contracts, the Company entered into security arrangements with certain counterparties, which require the counterparties to post collateral amounting to the approximate fair value of the derivative contracts. The cash collateral was included in cash and cash equivalents in the Consolidated Balance Sheets, with the corresponding liability included in accounts payable and accrued expenses as of October 26, 2014. The requirement to provide cash collateral was canceled following the settlement of the foreign exchange option contracts during fiscal 2015.
Other than the foreign exchange option contracts discussed in the preceding paragraph, the fair values of other foreign exchange derivative instruments at October 25, 2015 and October 26, 2014 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effects of derivative instruments on the Consolidated Statements of Operations for each fiscal year were as follows:

		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income

		(In millions)
2015
Foreign exchange contracts	Cost of products sold	$6	$15	$(4)
Foreign exchange contracts	General and administrative	—	(6)	(2)
Interest rate swaps	Interest expense	(20)	—	—
Total		$(14)	$9	$(6)

2014
Foreign exchange contracts	Cost of products sold	$7	$8	$(2)
Foreign exchange contracts	General and administrative	—	1	(2)
Total		$7	$9	$(4)

2013
Foreign exchange contracts	Cost of products sold	$29	$21	$(3)
Foreign exchange contracts	General and administrative	—	7	(1)
Total		$29	$28	$(4)

		Amount of Gain or (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income	2015	2014	2013

		(In millions)
Foreign exchange contracts	Gain (loss) on derivatives associated with terminated business combination	$89	$30	$(7)
Foreign exchange contracts	General and administrative	21	19	26
Total		$110	$49	$19

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of October 25, 2015 and October 26, 2014.
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
Applied did not factor any accounts receivable or discount promissory notes during fiscal 2015 or 2013. Applied factored accounts receivable of $45 million and discounted $29 million of letters of credit issued by customers during fiscal 2014. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Statements of Operations and were not material for all years presented.
Accounts receivable are presented net of allowance for doubtful accounts of $49 million and $58 million at October 25, 2015 and October 26, 2014, respectively. Changes in allowance for doubtful accounts for each fiscal year were as follows:

	2015	2014	2013

	(In millions)
Beginning balance	$58	$74	$87
Provision	—	—	—
Deductions[1]	(9)	(16)	(13)
Ending balance	$49	$58	$74
_____________________________
1 Fiscal 2015, 2014 and 2013 deductions represent releases of allowance for doubtful accounts credited to expense as a result of an overall lower risk profile of Applied's customers.
Applied sells its products principally to manufacturers within the semiconductor, display and solar industries. While Applied believes that its allowance for doubtful accounts is adequate and represents its best estimate as of October 25, 2015, it continues to closely monitor customer liquidity and industry and economic conditions, which may result in changes to Applied’s estimates regarding collectability.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7	Balance Sheet Detail

	October 25, 2015	October 26, 2014

	(In millions)
Inventories
Customer service spares	$382	$316
Raw materials	438	405
Work-in-process	294	316
Finished goods	719	530
	$1,833	$1,567

Included in finished goods inventory is $155 million and $104 million at October 25, 2015 and October 26, 2014, respectively, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $185 million and $164 million of evaluation inventory at October 25, 2015 and October 26, 2014, respectively.

	October 25, 2015	October 26, 2014

	(In millions)
Other Current Assets
Deferred income taxes, net	$403	$232
Prepaid income taxes and income taxes receivable	127	79
Prepaid expenses and other	194	257
	$724	$568

	Useful Life	October 25, 2015	October 26, 2014

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$157	$156
Buildings and improvements	3-30	1,247	1,227
Demonstration and manufacturing equipment	3-5	920	829
Furniture, fixtures and other equipment	3-15	574	575
Construction in progress		48	61
Gross property, plant and equipment		2,946	2,848
Accumulated depreciation		(2,054)	(1,987)
		$892	$861

Depreciation expense was $185 million, $191 million and $211 million for fiscal 2015, 2014 and 2013 respectively.
During fiscal 2015 and 2013, fixed asset impairment charges of $4 million and $12 million, respectively were recorded in relation to the Energy and Environmental Solutions segment restructuring activities, as discussed in Note 11, Restructuring Charges and Asset Impairments. There was no fixed asset impairment charge recorded during fiscal 2014.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 25, 2015	October 26, 2014

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$658	$613
Compensation and employee benefits	509	524
Warranty	126	113
Income taxes payable	60	142
Dividends payable	116	122
Other accrued taxes	58	51
Interest payable	36	30
Other	270	288
	$1,833	$1,883

	October 25, 2015	October 26, 2014

	(In millions)
Customer Deposits and Deferred Revenue
Customer deposits	$132	$286
Deferred revenue	633	654
	$765	$940

Applied typically receives deposits on future deliverables from customers in the Energy and Environmental Solutions and Display segments. In certain instances, customer deposits may be received from customers in the Applied Global Services segment.

	October 25, 2015	October 26, 2014

	(In millions)
Other Liabilities
Deferred income taxes	$56	$32
Income taxes payable	227	225
Defined and postretirement benefit plans	187	208
Other	85	71
	$555	$536

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8	Business Combinations
Tokyo Electron Limited
On September 24, 2013, Applied and Tokyo Electron Limited (TEL) entered into a Business Combination Agreement, which was intended to effect a strategic combination of their respective businesses into a new combined company, and was subject to regulatory approvals. On April 26, 2015, Applied and TEL announced that they had mutually agreed to terminate the Business Combination Agreement. No termination fee was payable by either Applied or TEL.
Other
From time to time, Applied makes acquisitions of or investments in companies related to existing or new markets for Applied. Applied completed acquisitions during fiscal 2015 and 2014, which were not significant to Applied's consolidated results of operations and financial position. Substantially all of the consideration was allocated to acquisition-related intangible assets. See Note 9 Goodwill, Purchased Technology and Other Intangible Assets for more information.

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
During the third quarter of fiscal 2015, Applied implemented a new management structure, which resulted in changes in Applied’s reporting units. Applied determined its reporting units by first identifying its operating segments, and then assessing whether components of these operating segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. Applied aggregates reporting units within an operating segment that have similar economic characteristics and are similar in nature of their products and services, production processes, type or class of customers, distribution methods and operational environment. As a result of the change in management structure, there were no changes in Applied’s reportable segments identified in Note 16, Industry Segment Operations. However, Applied identified three reporting units, which include the Transistor and Interconnect Group, Patterning and Packaging Group, and Imaging and Process Control Group, which combine to form the Silicon Systems reporting segment. The new management structure did not affect Applied Global Services, Display and Energy and Environmental Solutions.
Based on these changes, Applied performed a goodwill impairment test for Silicon Systems immediately before the change in reporting units, allocated goodwill to each reporting unit in Silicon Systems based on the estimated fair value of each reporting unit and, then performed another goodwill impairment test  for each of the new reporting units within the Silicon Systems segment.
In performing the goodwill impairment test, Applied utilized both the discounted cash flow method (weighted 75%) and the guideline company method (weighted 25%) to estimate the fair value of the reporting units. The estimates used in the impairment testing were consistent with the discrete forecasts that Applied uses to manage its business, and considered any significant developments that occurred during the quarter. Under the discounted cash flow method, cash flows beyond the discrete forecasts were estimated using a terminal growth rate, which considered the long-term earnings growth rate specific to the reporting units. The estimated future cash flows were discounted to present value using each reporting unit's weighted average cost of capital. The weighted average cost of capital measures a reporting unit's cost of debt and equity financing weighted by the percentage of debt and equity in a reporting unit's target capital structure. In addition, the weighted average cost of capital was derived using both known and estimated market metrics, and was adjusted to reflect both the timing and risks associated with the estimated cash flows. The tax rate used in the discounted cash flow method was the median tax rate of comparable companies and reflected Applied's current international structure, which is consistent with the market participant perspective. Under the guideline company method, market multiples were applied to forecasted revenues and earnings before interest, taxes, depreciation and amortization. The market multiples used were consistent with comparable publicly-traded companies and considered each reporting unit's size, growth and profitability relative to its comparable companies. Based on Applied’s analysis, the estimated fair value exceeded the carrying value for Silicon Systems as a single reporting unit and for each new reporting unit subsequent to the change, and therefore, the second step of the goodwill impairment test was not required.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the fourth quarter of fiscal 2015, Applied performed a qualitative assessment to test goodwill for all of its reporting units for impairment. Applied determined that it was more likely than not that each of its reporting units' fair values exceeded their respective carrying values and that it was not necessary to perform the two-step goodwill impairment test for any of its reporting units.
Since fiscal 2012, the solar industry has faced a deterioration in market conditions associated with manufacturing overcapacity and weak operating performance and outlook, resulting in uncertainties regarding the timing and nature of a recovery in solar capital equipment expenditures. In fiscal 2013, Applied performed a two-step goodwill impairment test and, as a result, recorded $224 million of goodwill impairment charges in the Energy and Environmental Solutions segment. Applied also recorded a $54 million impairment charge related to the intangible assets in the Energy and Environmental Solutions segment in the same year. As of 2015, accumulated goodwill impairment charges from fiscal 2013 and prior periods amounted to $645 million, all of which were recorded in the Energy and Environmental Solutions segment.
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
Details of goodwill and other indefinite-lived intangible assets were as follows:

	October 25, 2015			October 26, 2014
	Goodwill	Other Intangible Assets	Total	Goodwill	Other Intangible Assets	Total

	(In millions)
Silicon Systems	$2,151	$—	$2,151	$2,151	$103	$2,254
Applied Global Services	1,027	5	1,032	1,027	6	1,033
Display	124	18	142	126	18	144
Energy and Environmental Solutions	—	2	2	—	—	—
Carrying amount	$3,302	$25	$3,327	$3,304	$127	$3,431
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
During fiscal 2015, goodwill and other indefinite lived intangible assets decreased by $104 million primarily due to commercialization of in-process technology in the Silicon Systems segment.
A summary of Applied's purchased technology and intangible assets is set forth below:

	October 25, 2015	October 26, 2014

	(In millions)
Purchased technology, net	$575	$636
Intangible assets - finite-lived, net	162	188
Intangible assets - indefinite-lived	25	127
Total	$762	$951

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

Details of finite-lived intangible assets were as follows:

	October 25, 2015			October 26, 2014
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Silicon Systems	$1,449	$252	$1,701	$1,346	$252	$1,598
Applied Global Services	28	44	72	28	44	72
Display	110	33	143	110	33	143
Energy and Environmental Solutions	4	12	16	5	17	22
Gross carrying amount	$1,591	$341	$1,932	$1,489	$346	$1,835
Accumulated amortization:
Silicon Systems	$(876)	$(95)	$(971)	$(716)	$(77)	$(793)
Applied Global Services	(26)	(44)	(70)	(24)	(44)	(68)
Display	(110)	(33)	(143)	(110)	(31)	(141)
Energy and Environmental Solutions	(4)	(7)	(11)	(3)	(6)	(9)
Accumulated amortization	$(1,016)	$(179)	$(1,195)	$(853)	$(158)	$(1,011)
Carrying amount	$575	$162	$737	$636	$188	$824

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Details of amortization expense for each fiscal year by segment were as follows:

	2015	2014	2013

	(In millions)
Silicon Systems	$179	$173	$172
Applied Global Services	1	3	5
Display	2	2	6
Energy and Environmental Solutions	4	6	16
Total	$186	$184	$199
Amortization expense for each fiscal year was charged to the following categories:

	2015	2014	2013

	(In millions)
Cost of products sold	$163	$159	$166
Research, development and engineering	1	1	1
Marketing and selling	20	21	26
General and administrative	2	3	6
Total	$186	$184	$199
As of October 25, 2015, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2016	189
2017	186
2018	185
2019	44
2020	39
Thereafter	94
Total	$737

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10	Borrowing Facilities and Debt
In September 2015, Applied entered into a $1.5 billion committed revolving credit agreement with a group of banks that is scheduled to expire in September 2020. This credit agreement provides for borrowings in United States dollars at interest rates keyed to one of various benchmark rates selected by Applied for each advance, plus a margin based on Applied’s public debt rating and includes financial and other covenants. The September 2015 credit agreement replaces Applied's $1.5 billion credit agreement entered into in May 2011. In addition, Applied has credit facilities in the amount of approximately $67 million with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at October 25, 2015 and October 26, 2014, and Applied has not utilized these credit facilities. In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. At October 25, 2015 and October 26, 2014, Applied did not have any commercial paper outstanding.
In September 2015, Applied issued senior unsecured notes in the aggregate principal amount of $1.8 billion and used a portion of the net proceeds to redeem $400 million in principal amount of its 2.650% senior notes due in 2016 at a redemption price of $405 million in November 2015. After adjusting for the carrying value of debt issuance costs and discounts, Applied recorded a $5 million loss on the prepayment of the $400 million debt, which will be included as a non-operating loss in the Consolidated Statement of Operations for the first quarter of fiscal 2016.
In October 2015, a wholly-owned foreign subsidiary of Applied entered into a short-term loan agreement with multiple lenders, under which it borrowed $800 million to facilitate the return of capital to Applied.
Debt outstanding as of October 25, 2015 and October 26, 2014 was as follows:

	Principal Amount
	October 25, 2015	October 26, 2014	Effective Interest Rate	Interest Pay Dates
	(In millions)
Short-term debt:
2.650% Senior Notes Due 2016	$400	$—	2.666%	June 15, December 15
Other debt	800	$—	1.0% - 1.25%
Total short-term debt	1,200	—
Long-term debt:
2.650% Senior Notes Due 2016	—	400	2.666%	June 15, December 15
7.125% Senior Notes Due 2017	200	200	7.190%	April 15, October 15
2.625% Senior Notes Due 2020	600	—	2.640%	April 1, October 1
4.300% Senior Notes Due 2021	750	750	4.326%	June 15, December 15
3.900% Senior Notes Due 2025	700	—	3.944%	April 1, October 1
5.100% Senior Notes Due 2035	500	—	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
	3,350	1,950
Total unamortized discount	(8)	(3)
Total long-term debt	3,342	1,947

Total debt	$4,542	$1,947

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11	Restructuring Charges and Asset Impairments
From time to time, Applied initiates restructuring activities to appropriately align its cost structure and product investments relative to prevailing market conditions, competitive environment and customer demand. Costs associated with restructuring actions can include termination benefits and related charges, in addition to facility closure, contract termination and other related activities. Restructuring charges and asset impairments are included in general and administrative expenses in the Consolidated Statements of Operations.
The following table summarizes major components of the restructuring and asset impairment charges during each fiscal year:

	2015	2014	2013

	(In millions)
2012 Global Restructuring Plan
Severance and other employee-related costs	$(1)	$5	$39
2012 EES Restructuring Plan
Severance and other employee-related costs	—	—	8
Contract cancellation and other costs	(2)	—	6
Asset impairments	—	—	12
Others
Severance and other employee-related costs	9	—	2
Contract cancellation and other costs	1	—	(4)
Asset impairments	7	—	—
	$14	$5	$63

Restructuring and asset impairment charges for each fiscal year were recorded as follows:

	2015	2014	2013

	(In millions)
Silicon Systems	$—	$—	$1
Applied Global Services	—	—	2
Energy and Environmental Solutions	15	—	25
Corporate Unallocated	(1)	5	35
Total	$14	$5	$63

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
During fiscal 2014 and 2013, Applied recognized $5 million and $39 million, respectively, of employee-related costs in connection with the 2012 Global Restructuring Plan. Total costs incurred in implementing this plan were $150 million, none of which were allocated to the operating segments.
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
During fiscal 2015, Applied recorded a favorable adjustment of $2 million associated with restructuring reserves under this program. During fiscal 2013, Applied recognized $26 million, of restructuring and asset impairment charges in connection with the 2012 EES Restructuring Plan. These costs were reported in the Energy and Environmental Solutions and Applied Global Services segments.
Other
During fiscal 2015, Applied implemented cost reduction measures in its solar business to achieve a lower break-even level and improve business performance and incurred $17 million in restructuring charges and asset impairments and $35 million of inventory-related charges recorded in cost of products sold. These costs are reported in Applied Global Services and Energy and Environmental Solutions segments. Total costs expected to be incurred in implementing these actions are in the range of $45 million to $55 million. Applied expects to complete the principal activities related to these actions by the second quarter of fiscal 2016. As of October 25, 2015, the restructuring accruals related to these actions were $4 million, of which $3 million is related to severance and other employee cost accruals.
During fiscal 2013, Applied also recognized $2 million of severance and other employee-related costs in connection with the integration of Varian. These costs were reported in the Silicon Systems and Applied Global Services segments. As of October 26, 2015, there were no remaining severance accrual associated with restructuring reserves under this program.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in restructuring reserves were as follows:

	2012 Global Restructuring Plan	2012 EES Restructuring Plan		Others
	Severance and Other Employee-Related Costs	Severance and Other Employee-Related Costs	Contract Cancellation and Other Costs	Severance and Other Employee-Related Costs	Contract Cancellation and Other Costs	Total

	(In millions)
Balance, October 28, 2012	$106	$16	$1	$5	$5	$133
Provision for restructuring reserves	35	7	8	2	—	52
Consumption of reserves	(111)	(18)	(2)	(5)	—	(136)
Adjustment of restructuring reserves	(4)	—	(2)	—	(4)	(10)
Balance, October 27, 2013	$26	$5	$5	$2	$1	$39
Provision for restructuring reserves	7	—	—	—	—	7
Consumption of reserves	(27)	(5)	(1)	(2)	—	(35)
Adjustment of restructuring reserves	(2)	—	—	—	—	(2)
Balance, October 26, 2014	$4	$—	$4	$—	$1	$9
Provision for restructuring reserves	—	—	—	8	1	9
Consumption of reserves	(2)	—	(1)	(5)	(1)	(9)
Adjustment of restructuring reserves	(1)	—	(2)	—	—	(3)
Balance, October 25, 2015	$1	$—	$1	$3	$1	$6

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12	Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of AOCI, net of tax, were as follows:

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total
	(In millions)
Balance at October 27, 2013	$25	$2	$(72)	$7	$(38)
Other comprehensive income (loss) before reclassifications	8	4	(36)	(2)	(26)
Amounts reclassified out of AOCI	(9)	(6)	3	—	(12)
Other comprehensive loss, net of tax	(1)	(2)	(33)	(2)	(38)
Balance at October 26, 2014	$24	$—	$(105)	$5	$(76)
Other comprehensive income (loss) before reclassifications	(11)	(9)	(5)	—	(25)
Amounts reclassified out of AOCI	1	(6)	5	9	9
Other comprehensive income (loss), net of tax	(10)	(15)	—	9	(16)
Balance at October 25, 2015	$14	$(15)	$(105)	$14	$(92)
Stock Repurchase Program

On April 26, 2015, Applied's Board of Directors approved a common stock repurchase program authorizing up to $3.0 billion in repurchases over the three years ending April 2018. At October 25, 2015, $1.7 billion remained available for future stock repurchases under this repurchase program. Applied's prior stock repurchase program ended in March 2015.

The following table summarizes Applied’s stock repurchases for each fiscal year:

	2015	2014	2013

	(In millions, except per share amounts)
Shares of common stock repurchased	76	—	18
Cost of stock repurchased	$1,325	—	$245
Average price paid per share	$17.33	—	$13.60
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends
During each of fiscal 2015 and 2014, Applied's Board of Directors declared four quarterly cash dividends of $0.10 per share. During fiscal 2013, Applied’s Board of Directors declared three quarterly cash dividends of $0.10 per share and one quarterly cash dividend of $0.09 per share. Dividends paid during fiscal 2015, 2014 and 2013 amounted to $487 million, $485 million and $456 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Share-Based Compensation
Applied has a stockholder-approved equity plan, the Employee Stock Incentive Plan, which permits grants to employees of share-based awards, including stock options, restricted stock, restricted stock units, performance shares and performance units. In addition, the plan provides for the automatic grant of restricted stock units to non-employee directors and permits the grant of share-based awards to non-employee directors and consultants. Share-based awards made beginning in March 2012 under the plan may be subject to accelerated vesting under certain circumstances in the event of a change in control of Applied. Applied also has two Employee Stock Purchase Plans, one generally for United States employees and a second generally for employees of international subsidiaries (collectively, ESPP), which enable eligible employees to purchase Applied common stock.
Applied recognized total share-based compensation expense related to stock options, ESPP shares, restricted stock, restricted stock units, performance shares and performance units, and related tax benefits for each fiscal year as follows:

	2015	2014	2013

	(In millions)
Share-based compensation	$187	$177	$162
Tax benefit recognized	$52	$50	$45
The effect of share-based compensation on the results of operations for each fiscal year was as follows:

	2015	2014	2013

	(In millions)
Cost of products sold	$57	$53	$50
Research, development, and engineering	69	66	53
Marketing and selling	26	23	20
General and administrative	35	35	34
Restructuring charge	—	—	5
Total	$187	$177	$162
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
At October 25, 2015, Applied had $262 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.4 years. At October 25, 2015, there were 126 million shares available for grants of share-based awards under the Employee Stock Incentive Plan, and an additional 29 million shares available for issuance under the ESPP.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options
Applied grants options to purchase, at future dates, shares of its common stock to employees and consultants. The exercise price of each stock option equals the fair market value of Applied common stock on the date of grant. Options typically vest over three to four years, subject to the grantee’s continued service with Applied through the scheduled vesting date, and expire no later than seven years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Applied’s employee stock options have characteristics significantly different from those of publicly traded options. There were no stock options granted during fiscal 2015 and 2014. The weighted average assumptions used in the model for the stock options granted and assumed are outlined below:

2013
Stock Options:
Dividend yield	2.7%
Expected volatility	29.5%
Risk-free interest rate	1.44%
Expected life (in years)	4.5

Information with respect to stock options for each fiscal year is as follows:

	2015	2014	2013
	(In millions)
Aggregate intrinsic value of outstanding stock options	$6	$19	$49
Total intrinsic value of stock options exercised	$6	$39	$63
Total fair value of stock options vested	$1	$1	$4
Cash received from stock option exercises	$3	$29	$88
Actual tax benefit realized from options exercised	$2	$12	$19

Stock option activity during each fiscal year was as follows:

	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

	(In millions, except per share amounts)
Outstanding, beginning of year	2	$10.87	6	$9.12	21	$10.53
Granted and assumed in Varian acquisition	—	$—	—	$—	1	$15.06
Exercised	(1)	$5.90	(4)	$7.85	(11)	$8.16
Canceled and forfeited	—	$—	—	$—	(5)	$17.62
Outstanding, end of year	1	$12.45	2	$10.87	6	$9.12
Exercisable, end of year	1	$10.98	1	$7.97	5	$7.90

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information with respect to options outstanding and exercisable at October 25, 2015:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In millions)		(In years)	(In millions)	(In millions)		(In millions)
$3.36 — $9.99	—	$5.58	1.12	$4	—	$5.58	$4
$10.00 — $15.06	1	$15.03	4.80	2	1	$15.00	1
	1	$12.45	3.79	$6	1	$10.98	$5
Options exercisable and expected to become exercisable	1	$12.45	3.79	$6

Option prices at the lower end of the range were principally attributable to stock options assumed in connection with the Varian acquisition in fiscal 2012.
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
Restricted stock, performance shares and performance units granted to certain executive officers are subject to the achievement of specified performance goals (performance-based awards). These performance-based awards become eligible to vest only if performance goals are achieved and then actually will vest only if the grantee remains employed by Applied through each applicable vesting date. These performance-based awards require the achievement of targeted levels of adjusted annual operating profit margin. For performance-based awards granted in fiscal 2015 and 2013, additional shares become eligible for time-based vesting if Applied achieves certain levels of total shareholder return (TSR) relative to a peer group, comprised of companies in the Standard & Poor's 500 Information Technology Index, measured at the end of a two-year period.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

	(In millions, except per share amounts)
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 28, 2012	36	$11.53	2.6 years	$376
Granted	19	$10.55
Vested	(11)	$11.44
Canceled	(6)	$11.28
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 27, 2013	38	$11.11	2.4 years	$662
Granted	11	$16.58
Vested	(13)	$11.13
Canceled	(3)	$11.72
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 26, 2014	33	$12.59	2.3 years	$698
Granted	10	$22.60
Vested	(15)	$12.04
Canceled	(1)	$14.98
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 25, 2015	27	$16.41	2.2 years	$440
Non-vested restricted stock units, restricted stock, performance shares and performance units expected to vest	24	$15.93	2.0 years	$402
At October 25, 2015, 1 million additional performance-based awards could be earned upon certain levels of achievement of Applied's TSR relative to a peer group at a future date.
The actual tax benefit realized for the tax deductions from vested restricted stock units during fiscal 2015, 2014 and 2013 totaled $103 million, $61 million and $42 million, respectively.
Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. The number of shares issued under the ESPP during fiscal 2015, 2014 and 2013 was 5 million, 6 million and 7 million, respectively. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. Underlying assumptions used in the model and the weighted average estimated fair value of purchase rights under the ESPP for each fiscal year are outlined in the following table:

	2015	2014	2013
ESPP:
Dividend yield	2.20%	1.96%	2.80%
Expected volatility	31.8%	26.3%	24.8%
Risk-free interest rate	0.19%	0.06%	0.09%
Expected life (in years)	0.5	0.5	0.5
Weighted average estimated fair value	$4.55	$4.56	$3.08

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13    Employee Benefit Plans
Employee Bonus Plans
Applied has various employee bonus plans. A discretionary bonus plan provides for the distribution of a percentage of pre-tax income to Applied employees who are not participants in other performance-based incentive plans, up to a maximum percentage of eligible compensation. Other plans provide for bonuses to Applied’s executives and other key contributors based on the achievement of profitability and/or other specified performance criteria. Charges under these plans for fiscal 2015, 2014 and 2013 were $307 million, $290 million and $269 million, respectively.
Employee Savings and Retirement Plan
Applied’s Employee Savings and Retirement Plan (the 401(k) Plan) is qualified under Sections 401(a) and (k) of the Internal Revenue Code (the Code). Eligible employees may make salary deferral and catch-up contributions under the 401(k) Plan on a pre-tax basis and on a Roth basis, subject to an annual dollar limit established by the Code. Applied matches 100% of participant salary and/or Roth deferral contributions up to the first 3% of eligible contribution and then 50% of every dollar between 4% and 6% of eligible contribution. Applied does not make matching contributions on any catch-up contributions made by participants. Plan participants who were employed by Applied or any of its affiliates became 100% vested in their Applied matching contribution account balances. Applied’s matching contributions under the 401(k) Plan were approximately $35 million, net of $1 million in forfeitures, for fiscal 2015 and $29 million, net of $1 million in forfeitures, for each of fiscal 2014 and 2013.

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
Applied also has a U.S. post-retirement plan that provides certain medical and vision benefits to eligible retirees who are at least age 55 and whose years of service plus their age equals at least 65 at their date of retirement. An eligible retiree also may elect coverage for an eligible spouse or domestic partner who is not eligible for Medicare. Coverage under the plan generally ends for both the retiree and spouse or domestic partner upon becoming eligible for Medicare. In addition, Applied also has a post-retirement benefit plan as a result of the acquisition of Varian. Applied’s liability under these post-retirement plans, which was included in other liabilities in the Consolidated Balance Sheets, was $21 million at October 25, 2015 and $34 million at October 26, 2014.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in benefit obligations and plan assets, which includes post-retirement benefits, for each fiscal year is presented below:

	2015	2014	2013

	(In millions, except percentages)
Change in projected benefit obligation
Beginning projected benefit obligation	$479	$445	$434
Service cost	15	17	20
Interest cost	13	17	15
Plan participants’ contributions	1	1	1
Actuarial (gain) loss	12	62	(16)
Curtailments, settlements and special termination benefits	(1)	(26)	(8)
Foreign currency exchange rate changes	(39)	(22)	10
Benefits paid	(9)	(12)	(10)
Plan amendments and business combinations	—	(3)	(1)
Ending projected benefit obligation	$471	$479	$445
Ending accumulated benefit obligation	$434	$446	$409
Range of assumptions to determine benefit obligations
Discount rate	0.9% - 4.4%	1.0% - 4.4%	1.1% - 4.5%
Rate of compensation increase	1.9% - 3.6%	2.0% - 4.0%	2.0% - 4.7%
Change in plan assets
Beginning fair value of plan assets	$268	$248	$214
Return on plan assets	19	20	18
Employer contributions	21	48	24
Plan participants’ contributions	1	1	1
Foreign currency exchange rate changes	(18)	(11)	8
Divestitures, settlements and business combinations	(1)	(26)	(7)
Benefits paid	(9)	(12)	(10)
Ending fair value of plan assets	$281	$268	$248
Funded status	$(190)	$(211)	$(197)
Amounts recognized in the consolidated balance sheets
Noncurrent asset	$19	$17	$9
Current liability	(3)	(3)	(4)
Noncurrent liability	(206)	(225)	(202)
Total	$(190)	$(211)	$(197)
Estimated amortization from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal period
Actuarial loss	$6	$6	$4
Prior service cost credit	(1)	—	—
Total	$5	$6	$4
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$135	$134	$91
Prior service cost (credit)	—	(1)	2
Total	$135	$133	$93
Plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$308	$326	$438
Fair value of plan assets	$98	$98	$233
Plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$274	$297	$269
Fair value of plan assets	$98	$98	$99

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2015	2014
Plan assets — allocation
Equity securities	39%	39%
Debt securities	42%	38%
Insurance contracts	14%	15%
Other investments	4%	5%
Cash	1%	3%
The following table presents a summary of the ending fair value of the plan assets:

	October 25, 2015				October 26, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(In millions)
Equity securities	$42	$66	$—	$108	$38	$66	$—	$104
Debt securities	8	111	—	119	8	94	—	102
Insurance contracts	—	—	40	40	—	—	41	41
Other investments	—	12	—	12	—	12	—	12
Cash	2	—	—	2	9	—	—	9
Total	$52	$189	$40	$281	$55	$172	$41	$268
The following table presents the activity in Level 3 instruments for each fiscal year:

	2015	2014

	(In millions)
Balance, beginning of year	$41	$47
Actual return on plan assets:
Relating to assets still held at reporting date	2	—
Purchases, sales, settlements, net	1	(2)
Currency impact	(4)	(4)
Balance, end of year	$40	$41
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

A summary of the components of net periodic benefit costs and the weighted average assumptions used for net periodic benefit cost and benefit obligation calculations for each fiscal year is presented below:

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2015	2014	2013

	(In millions, except percentages)
Components of net periodic benefit cost
Service cost	$15	$17	$20
Interest cost	13	17	15
Expected return on plan assets	(15)	(14)	(12)
Amortization of actuarial loss and prior service credit	7	4	6
Settlement and curtailment loss	(1)	3	—
Net periodic benefit cost	$19	$27	$29
Weighted average assumptions
Discount rate	3.00%	3.68%	3.46%
Expected long-term return on assets	5.62%	5.64%	5.38%
Rate of compensation increase	2.74%	3.29%	3.07%
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
Future expected benefit payments for the pension plans and the post-retirement plan over the next ten fiscal years are as follows:

Benefit Payments
(In millions)
2016	$15
2017	12
2018	11
2019	12
2020	12
2021-2025	72
$134
Company contributions to these plans for fiscal 2016 are expected to be approximately $14 million.
Executive Deferred Compensation Plans
Applied sponsors two unfunded deferred compensation plans, the Executive Deferred Compensation Plan (Predecessor EDCP) and the 2016 Deferred Compensation Plan (2016 DCP) (formerly known as the 2005 Executive Deferred Compensation Plan), under which certain employees may elect to defer a portion of their following year’s eligible earnings. The Predecessor EDCP was frozen as of December 31, 2004 such that no new deferrals could be made under the plan after that date and the plan would qualify for “grandfather” relief under Section 409A of the Code. The Predecessor EDCP participant accounts continue to be maintained under the plan and credited with deemed interest. The 2016 DCP was originally implemented by Applied effective as of January 1, 2005, and amended and restated as of October 12, 2015, and is intended to comply with the requirements of Section 409A of the Code. In addition, Applied also sponsors a non-qualified deferred compensation plan as a result of the acquisition of Varian. Amounts payable, including accrued deemed interest, totaled $38 million at October 25, 2015, which was included in other liabilities in the Consolidated Balance Sheets. Amounts payable, including accrued deemed interest, totaled $40 million at October 26, 2014, of which $35 million was included in accounts payable and accrued expenses and $5 million was included in other liabilities in the Consolidated Balance Sheets.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14	Income Taxes
The components of income before income taxes for each fiscal year were as follows:

	2015	2014	2013

	(In millions)
U.S.	$629	$612	$194
Foreign	969	836	156
	$1,598	$1,448	$350
The components of the provision for income taxes for each fiscal year were as follows:

	2015	2014	2013

	(In millions)
Current:
U.S.	$134	$270	$3
Foreign	199	97	72
State	18	27	2
	351	394	77
Deferred:
U.S.	(194)	(9)	34
Foreign	69	(3)	(19)
State	(5)	(6)	2
	(130)	(18)	17
	$221	$376	$94
A reconciliation between the statutory U.S. federal income tax rate of 35 percent and Applied’s actual effective income tax rate for each fiscal year is presented below:

	2015	2014	2013
Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
Resolutions from prior years’ income tax filings	(4.9)	2.0	(4.7)
Effect of foreign operations taxed at various rates	(16.3)	(10.9)	(21.1)
State income taxes, net of federal benefit	0.9	1.0	0.8
Research and other tax credits	(0.2)	(0.3)	(5.4)
U.S. domestic production deduction	(0.6)	(1.3)	(1.0)
Acquisition costs	(1.1)	0.8	—
Goodwill impairment	—	—	22.5
Share-based compensation	0.8	0.4	2.2
Other	0.2	(0.7)	(1.4)
	13.8%	26.0%	26.9%

The effective tax rate for fiscal 2015 was lower than the rate for fiscal 2014 due primarily to acquisition costs that became deductible in the second quarter of fiscal 2015 as a result of the termination of the proposed business combination with TEL, an adjustment in the second quarter of fiscal 2015 to correct an error in the recognition of cost of sales in the U.S. related to intercompany sales, reinstatement of the U.S. federal research and development tax credit during the first quarter of fiscal 2015 which was retroactive to its expiration in December 2013, resolutions and changes related to income tax liabilities for prior years, and changes in the geographical composition of income.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective tax rate for fiscal 2014 was lower than the rate for fiscal 2013 due primarily to nondeductible goodwill impairment charges in fiscal 2013, offset by resolutions and changes related to prior years and expiration of the U.S. federal research and development tax credit.
In the reconciliation between the statutory U.S. federal income tax rate and the actual effective income tax rate for fiscal 2015, the effect of foreign operations taxed at various rates represents the difference between an income tax provision at the U.S. federal statutory income tax rate and the recorded income tax provision, with the difference expressed as a percentage of worldwide income before income taxes. This effect is substantially related to the tax effect of foreign income before income taxes in jurisdictions with lower statutory tax rates. The foreign operations with the most significant effective tax rate impact are Singapore and Israel. The statutory tax rates for fiscal 2015 for Singapore and Israel are 17% and 26.5%, respectively. Applied has been granted tax holidays for both jurisdictions that expire in fiscal 2026 and fiscal 2017, respectively, excluding potential renewals and subject to certain conditions with which Applied expects to comply. The tax benefit arising from these tax holidays was $68 million for fiscal 2015 or $0.06 per diluted share.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities were as follows:

	October 25, 2015	October 26, 2014

	(In millions)
Deferred tax assets:
Allowance for doubtful accounts	$20	$26
Inventory reserves and basis difference	155	128
Installation and warranty reserves	11	18
Accrued liabilities	106	123
Deferred revenue	17	32
Tax credits and net operating losses	196	160
Deferred compensation	79	44
Share-based compensation	53	57
Fixed assets	—	16
Other	150	27
Gross deferred tax assets	787	631
Valuation allowance	(207)	(173)
Total deferred tax assets	580	458
Deferred tax liabilities:
Fixed assets	(15)	—
Intangible assets	(91)	(92)
Undistributed foreign earnings	(68)	(87)
Foreign exchange	(4)	(12)
Total gross deferred tax liabilities	(178)	(191)
Net deferred tax assets	$402	$267
The following table presents the breakdown between current and non-current net deferred tax assets and liabilities:

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 25, 2015	October 26, 2014

	(In millions)
Current deferred tax asset	$403	$232
Non-current deferred tax asset	55	67
Non-current deferred tax liability	(56)	(32)
	$402	$267
Current deferred tax liabilities are included in accounts payable and accrued expenses on the Consolidated Balance Sheets and non-current deferred tax liabilities are included in other liabilities on the Consolidated Balance Sheets.
A valuation allowance is recorded to reflect the estimated amount of net deferred tax assets that may not be realized. Changes in the valuation allowance in each fiscal year were as follows:

	2015	2014	2013

	(In millions)
Beginning balance	$173	$116	$46
Increases	40	60	70
Decreases	(6)	(3)	—
Ending balance	$207	$173	$116
For fiscal 2015, U.S. income taxes have not been provided for approximately $4.1 billion of cumulative undistributed earnings of several foreign subsidiaries. Applied intends to reinvest these earnings indefinitely in operations outside of the U.S. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, Applied would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.
At October 25, 2015, Applied has state research and development tax credit carryforwards of $179 million, including $143 million of credits that are carried over until exhausted and $36 million which are carried over for 15 years and begin to expire in fiscal 2021. Applied has a net operating loss carryover in state jurisdictions of $34 million which begin to expire in fiscal 2018. Management believes it is more likely than not that all loss and tax credit carryovers at October 25, 2015, net of valuation allowance, will be utilized in future periods.
Applied’s income taxes payable have been reduced by the tax benefits associated with employee stock option transactions. These benefits, credited directly to stockholders’ equity with a corresponding reduction to taxes payable, amounted to $56 million, $27 million and $11 million for fiscal 2015, 2014 and 2013, respectively.
Applied maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits in each fiscal year is as follows:

	2015	2014	2013

	(In millions)
Beginning balance of gross unrecognized tax benefits	$134	$194	$174
Settlements with tax authorities	(16)	(143)	(15)
Lapses of statutes of limitation	(1)	(2)	(15)
Increases in tax positions for current year	43	52	48
Increases in tax positions for prior years	21	42	2
Decreases in tax positions for prior years	(4)	(9)	—
Ending balance of gross unrecognized tax benefits	$177	$134	$194

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the provision for income taxes in the Consolidated Statements of Operations, a tax benefit of $6 million, a tax expense of $18 million, and a tax benefit of $1 million were realized in fiscal 2015, 2014 and 2013, respectively, related to interest and penalties on unrecognized tax benefits. The liability for interest and penalties for fiscal 2015, 2014 and 2013 was $14 million, $25 million and $7 million, respectively, and was classified as a non-current liability in the Consolidated Balance Sheets.
Included in the ending balance of unrecognized tax benefits for fiscal 2015, 2014 and 2013 are $167 million, $124 million and $183 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the ending balance of unrecognized tax benefits for fiscal 2015, 2014 and 2013 are $9 million, $9 million and $10 million respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.
In fiscal 2015, Applied paid $19 million, including interest and penalties, as a result of a settlement of fiscal 2009 through fiscal 2011 in Italy and paid $2 million, including interest, as a result of a settlement of fiscal 2013 in Switzerland. These settlements resulted in the recognition of a tax benefit of $10 million in the Consolidated Statements of Operations. In fiscal 2014, Applied received a refund of $18 million, including interest, as a result of a settlement of fiscal 2008 through fiscal 2012 in Korea, and received a refund of $17 million, including interest, as a result of a settlement with the Internal Revenue Service for fiscal 2010 related to Varian. These settlements resulted in the recognition of a tax benefit of $3 million in the Consolidated Statements of Operations. In fiscal 2013, Applied received a refund of $31 million, including interest, as a result of a settlement with the Internal Revenue Service for fiscal 2008 and fiscal 2009. This resulted in the recognition of a tax benefit of $12 million in the Consolidated Statement of Operations. In fiscal 2013, Applied paid $14 million to the Internal Revenue Service as part of an ongoing audit of Varian for fiscal 2010 through fiscal 2012. No tax expense or benefit was recognized.
A number of Applied’s tax returns remain subject to examination by taxing authorities. These include U.S. federal and state returns for fiscal 2010 and later years, and tax returns in certain jurisdictions outside of the United States for fiscal 2009 and later years.
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
Leases
Applied leases some of its facilities and equipment under non-cancelable operating leases and has options to renew most leases, with rentals to be negotiated. Total rent expense for fiscal 2015, 2014 and 2013, was $32 million, $37 million and $36 million, respectively.
As of October 25, 2015, future minimum lease payments are expected to be as follows:

Lease Payments
Fiscal	(In millions)
2016	$25
2017	16
2018	8
2019	5
2020	3
Thereafter	4
$61

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty
Changes in the warranty reserves during each fiscal year were as follows:

	2015	2014	2013

	(In millions)
Beginning balance	$113	$102	$119
Provisions for warranty	117	115	103
Consumption of reserves	(104)	(104)	(120)
Ending balance	$126	$113	$102

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
Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of October 25, 2015, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $58 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of October 25, 2015, Applied Materials Inc. has provided parent guarantees to banks for approximately $100 million to cover these arrangements.
In October 2015, a wholly-owned foreign subsidiary of Applied entered into a short-term loan agreement, guaranteed by Applied, under which it borrowed $800 million to facilitate the return of capital to Applied.
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
Applied’s four reportable segments remain Silicon Systems, Applied Global Services, Display, and Energy and Environmental Solutions. As defined under the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.
During the third quarter of fiscal 2015, Applied implemented a new management structure, which resulted in changes in Applied’s reporting units. Applied determined its reporting units by first identifying its operating segments, and then assessing whether components of these operating segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. Applied aggregates reporting units within an operating segment that have similar economic characteristics and are similar in nature of their products and services, production processes, type or class of customers, distribution methods and operational environment. Applied identified three reporting units, which include the Transistor and Interconnect Group, Patterning and Packaging Group, and Imaging and Process Control Group, which combine to form the Silicon Systems reporting segment. The new management structure did not affect Applied Global Services, Display and Energy and Environmental Solutions reporting segments.
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
The Silicon Systems reportable segment includes semiconductor capital equipment for etch, rapid thermal processing, deposition, chemical mechanical planarization, metrology and inspection, wafer packaging, and ion implantation.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information for each reportable segment for and as of the end of each fiscal year is as follows:

	Net Sales	Operating Income (Loss)	Depreciation/ Amortization	Capital Expenditures	Segment Assets

	(In millions)
2015:
Silicon Systems	$6,135	$1,410	$268	$115	$5,464
Applied Global Services	2,531	664	10	12	2,254
Display	780	156	5	13	456
Energy and Environmental Solutions	213	(61)	7	3	118
Total Segment	$9,659	$2,169	$290	$143	$8,292
2014:
Silicon Systems	$5,978	$1,391	$268	$134	$5,508
Applied Global Services	2,200	573	11	7	2,042
Display	615	129	5	4	423
Energy and Environmental Solutions	279	15	9	1	173
Total Segment	$9,072	$2,108	$293	$146	$8,146
2013:
Silicon Systems	$4,775	$876	$260	$118	$5,525
Applied Global Services	2,023	436	13	7	1,958
Display	538	74	8	6	293
Energy and Environmental Solutions	173	(433)	22	1	183
Total Segment	$7,509	$953	$303	$132	$7,959

Operating results for fiscal 2015, 2014 and 2013 included restructuring charges and asset impairments as discussed in detail in Note 11, Restructuring Charges and Asset Impairments.

Reconciliations of segment operating results to Applied consolidated totals for each fiscal year are as follows:

	2015	2014	2013

	(In millions)
Total segment operating income	$2,169	$2,108	$953
Corporate and unallocated costs	(515)	(540)	(462)
Restructuring charges and asset impairments	—	(5)	(35)
Certain items associated with terminated business combination	(50)	(73)	(17)
Gain (loss) on derivatives associated with terminated business combination	89	30	(7)
Income from operations	$1,693	$1,520	$432
Reconciliations of depreciation and amortization expense to Applied consolidated totals for each fiscal year are as follows:

	2015	2014	2013

	(In millions)
Total segment depreciation and amortization	$290	$293	$303
Depreciation on shared facilities and information technology assets	81	82	107
Consolidated depreciation and amortization	$371	$375	$410

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of capital expenditures to Applied consolidated totals for each fiscal year are as follows:

	2015	2014	2013

	(In millions)
Total segment capital expenditures	$143	$146	$132
Shared facilities and information technology assets	72	95	65
Consolidated capital expenditures	$215	$241	$197
Reconciliations of segment assets to Applied consolidated totals for each fiscal year are as follows:

	October 25, 2015	October 26, 2014

	(In millions)
Total segment assets	$8,292	$8,146
Cash and investments	5,911	4,060
Allowance for bad debts	(49)	(58)
Deferred income taxes	458	299
Other current assets	148	147
Common property, plant and equipment	514	522
Other assets	34	58
Consolidated total assets	$15,308	$13,174

For geographical reporting, revenue by geographic location is determined by the location of customers' facilities to which products were shipped. Long-lived assets consist primarily of property, plant and equipment and equity-method investments, and are attributed to the geographic location in which they are located. Net sales and long-lived assets by geographic region for and as of each fiscal year were as follows:

	2015	2014	2013

	(In millions)
Net sales:
United States	$1,630	$1,966	$1,473
Taiwan	2,600	2,702	2,640
China	1,623	1,608	787
Korea	1,654	965	924
Japan	1,078	817	685
Europe	642	658	680
Southeast Asia	432	356	320
Total outside United States	8,029	7,106	6,036
Consolidated total	$9,659	$9,072	$7,509

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 25, 2015	October 26, 2014

	(In millions)
Long-lived assets:
United States	$705	$636
Taiwan	39	34
China	46	61
Korea	12	12
Japan	6	5
Europe	75	99
Southeast Asia	73	77
Total outside United States	251	288
Consolidated total	$956	$924

The following customers accounted for at least 10 percent of Applied’s net sales in each fiscal year, which were for products in multiple reportable segments:

	2015	2014	2013
Samsung Electronics Co., Ltd.	18%	12%	13%
Taiwan Semiconductor Manufacturing Company Limited	15%	21%	27%

Note 17	Unaudited Quarterly Consolidated Financial Data

	Fiscal Quarter
	First	Second	Third	Fourth	Fiscal Year

	(In millions, except per share amounts)
2015:
Net sales	$2,359	$2,442	$2,490	$2,368	$9,659
Gross profit	$959	$1,016	$1,018	$959	$3,952
Net income	$348	$364	$329	$336	$1,377
Earnings per diluted share	$0.28	$0.29	$0.27	$0.28	$1.12
2014:
Net sales	$2,190	$2,353	$2,265	$2,264	$9,072
Gross profit	$891	$1,001	$992	$959	$3,843
Net income	$253	$262	$301	$256	$1,072
Earnings per diluted share	$0.21	$0.21	$0.24	$0.21	$0.87

INDEX TO EXHIBITS
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Certificate of Incorporation of Applied Materials, Inc., as amended and restated through March 10, 2009	10-Q	000-06920	3.1	6/3/2009
3.2	Certificate of Designation, Preferences and Rights of the Terms of the Series A Junior Participating Preferred Stock dated as of July 9, 1999	10-Q	000-06920	3(i)(a)	9/14/1999
3.3	Bylaws of Applied Materials, Inc., amended and restated to December 6, 2011	8-K	000-06920	3.1	12/7/2011
4.1	Form of Indenture (including form of debt security) between Applied Materials, Inc. and Harris Trust Company of California, as Trustee	8-K	000-06920	4.1	8/17/1994
4.2	Indenture, dated June 8, 2011, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.1	6/10/2011
4.3	First Supplemental Indenture, dated June 8, 2011, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.2	6/10/2011
4.4	Second Supplemental Indenture, dated September 24, 2015, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.1	9/24/2015
10.1	Form of Indemnification Agreement between Applied Materials, Inc. and Non-Employee Directors	10-K	000-06920	10.44	1/31/2000
10.2	Form of Indemnification Agreement between Applied Materials, Inc. and certain of its officers	10-K	000-06920	10.46	1/31/2000
10.3	Applied Materials, Inc. Profit Sharing Scheme (Ireland)	S-8	333-45011	4.1	1/27/1998
10.4*	Applied Materials, Inc. amended and restated Relocation Policy	8-K	000-06920	10.46	10/31/2005
10.5*	Applied Materials Inc. Employee Financial Assistance Plan, amended and restated as of December 18, 2008	10-Q	000-06920	10.58	3/3/2009
10.6	Deed of Amendment to Applied Materials Profit Sharing Scheme, dated February 7, 2006, to amend Clause 20 of the Trust Deed thereunder	10-K	000-06920	10.48	12/12/2008
10.7	Deed of Amendment to Applied Materials Profit Sharing Scheme, dated February 7, 2006, to amend the definition of Eligible Employee in the First Schedule to the Trust Deed thereunder.	10-K	000-06920	10.49	12/12/2008
10.8*	Form of Non-Qualified Stock Option Agreement for Employees for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.63	3/3/2009
10.9*	Form of Performance Share Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.71	6/9/2010
10.10*	Form of Restricted Stock Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.72	6/9/2010
10.11*	Form of Performance Unit Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.1	2/27/2012

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.12*	Applied Materials, Inc. Employee Stock Incentive Plan, amended and restated effective March 6, 2012	8-K	000-06920	10.1	3/9/2012
10.13*	Applied Materials, Inc. Senior Executive Bonus Plan, amended and restated effective March 6, 2012	8-K	000-06920	10.2	3/9/2012
10.14*	Form of Restricted Stock Unit Agreement for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.3	5/24/2012
10.15*	Form of Restricted Stock Unit Agreement for Nonemployee Directors for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.4	5/24/2012
10.16*	Form of Performance Shares Agreement for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.5	5/24/2012
10.17*	Form of Restricted Stock Agreement for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.3	8/23/2012
10.18*	Applied Materials, Inc. Employees' Stock Purchase Plan, amended and restated effective October 28, 2012	10-K	000-06920	10.54	12/5/2012
10.19*	Offer Letter, dated August 14, 2013, between Applied Materials, Inc. and Gary E. Dickerson	10-Q	000-06920	10.2	8/22/2013
10.20*	Offer Letter, dated August 15, 2013, between Applied Materials, Inc. and Michael R. Splinter	10-Q	000-06920	10.3	8/22/2013
10.21*	Form of Non-Qualified Stock Option Agreement for Employees for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.4	8/22/2013
10.22*	Form of Retention Bonus and Equity Award Amendment Agreement entered into between Applied Materials, Inc. and certain officers identified in the attached schedule	10-K	000-06920	10.53	12/4/2013
10.23*	Retention and Equity Award Amendment Agreement, dated December 20, 2013, between Applied Materials, Inc. and Michael R. Splinter	10-Q	000-06920	10.1	2/20/2014
10.24*	Form of Performance Unit Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.2	2/20/2014
10.25*	Form of Letter of Understanding for Long-Term Assignment	10-K	000-06920	10.49	12/17/2014
10.26*	Form of Amendment to Retention Bonus and Equity Award Amendment Agreement entered into between Applied Materials, Inc. and certain officers identified in the attached schedule	10-Q	000-06920	10.2	2/19/2015
10.27*	Equity Award Amendment Agreement, dated December 11, 2014, between Applied Materials, Inc. and Charles Read	10-Q	000-06920	10.3	2/19/2015
10.28*	Applied Materials, Inc. Applied Incentive Plan, amended and restated effective October 27, 2014	10-Q	000-06920	10.4	2/19/2015

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.29*	Form of Performance Shares Agreement for fiscal 2015 performance-based equity awards for certain executive officers under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.5	2/19/2015
10.30	Credit Agreement, dated as of September 3, 2015, among Applied Materials, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and other lenders named therein	8-K	000-06920	10.1	9/9/2015
10.31*	Separation Agreement and Release, dated as of August 7, 2015, by and between Randhir Thakur and Applied Materials, Inc.	8-K	000-06920	10.1	8/10/2015
10.32*	Applied Materials, Inc. Stock Purchase Plan for Offshore Employees, amended and restated effective July 15, 2015†
10.33*	Applied Materials, Inc. 2016 Deferred Compensation Plan†
21	Subsidiaries of Applied Materials, Inc.†
23	Consent of Independent Registered Public Accounting Firm, KPMG LLP†
24	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)†
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3).

†	Filed herewith.

‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/S/ GARY E. DICKERSON
Gary E. Dickerson
President, Chief Executive Officer
Dated: December 9, 2015
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary E. Dickerson, Robert J. Halliday and Thomas F. Larkins, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
******
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/S/ GARY E. DICKERSON	President, Chief Executive Officer (Principal Executive Officer)	December 9, 2015
Gary E. Dickerson
/S/ ROBERT J. HALLIDAY	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	December 9, 2015
Robert J. Halliday
/S/ CHARLES W. READ	Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	December 9, 2015
Charles W. Read

/S/ WILLEM P. ROELANDTS
Willem P. Roelandts	Chairman of the Board	December 9, 2015
/S/ XUN CHEN
Xun Chen	Director	December 9, 2015
/S/ AART J. DE GEUS
Aart J. de Geus	Director	December 9, 2015
/S/ STEPHEN R. FORREST
Stephen R. Forrest	Director	December 9, 2015
/S/ THOMAS J. IANNOTTI
Thomas J. Iannotti	Director	December 9, 2015
/S/ SUSAN M. JAMES
Susan M. James	Director	December 9, 2015

Alexander A. Karsner	Director
/S/ DENNIS D. POWELL
Dennis D. Powell	Director	December 9, 2015
/S/ ROBERT H. SWAN
Robert H. Swan	Director	December 9, 2015