Form 10-Q
period 2016-01-31
APPLIED MATERIALS INC /DE
filed 2016-02-25
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of January 31, 2016: 1,130,724,579

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended
	January 31, 2016	January 25, 2015
	(Unaudited)
Net sales	$2,257	$2,359
Cost of products sold	1,341	1,400
Gross profit	916	959
Operating expenses:
Research, development and engineering	374	351
Marketing and selling	106	111
General and administrative	82	117
Gain on derivatives associated with terminated business combination	—	(78)
Total operating expenses	562	501
Income from operations	354	458
Interest expense	42	23
Interest and other income, net	2	2
Income before income taxes	314	437
Provision for income taxes	28	89
Net income	$286	$348
Earnings per share:
Basic and diluted	$0.25	$0.28
Weighted average number of shares:
Basic	1,146	1,224
Diluted	1,154	1,240
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended
	January 31, 2016	January 25, 2015
	(Unaudited)
Net income	$286	$348
Other comprehensive loss, net of tax:
Change in unrealized net gain on investments	1	(1)
Change in unrealized net loss on derivative instruments	(3)	1
Change in cumulative translation adjustments	—	(1)
Other comprehensive loss, net of tax	(2)	(1)
Comprehensive income	$284	$347
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	January 31, 2016	October 25, 2015

ASSETS
Current assets:
Cash and cash equivalents	$2,962	$4,797
Short-term investments	154	168
Accounts receivable, net of allowance for doubtful accounts of $48 at January 31, 2016 and $49 at October 25, 2015	1,625	1,739
Inventories	1,835	1,833
Other current assets	334	724
Total current assets	6,910	9,261
Long-term investments	996	946
Property, plant and equipment, net	908	892
Goodwill	3,302	3,302
Purchased technology and other intangible assets, net	714	762
Deferred income taxes and other assets	496	145
Total assets	$13,326	$15,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$1,200
Accounts payable and accrued expenses	1,457	1,833
Customer deposits and deferred revenue	850	765
Total current liabilities	2,307	3,798
Long-term debt	3,343	3,342
Other liabilities	508	555
Total liabilities	6,158	7,695
Stockholders’ equity:
Common stock	11	11
Additional paid-in capital	6,582	6,575
Retained earnings	14,142	13,967
Treasury stock	(13,473)	(12,848)
Accumulated other comprehensive loss	(94)	(92)
Total stockholders’ equity	7,168	7,613
Total liabilities and stockholders’ equity	$13,326	$15,308
Amounts as of January 31, 2016 are unaudited. Amounts as of October 25, 2015 are derived from the October 25, 2015 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended January 31, 2016	Shares	Amount			Shares	Amount

	(Unaudited)
Balance at October 25, 2015	1,160	$11	$6,575	$13,967	793	$(12,848)	$(92)	$7,613
Net income	—	—	—	286	—	—	—	286
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2)	(2)
Dividends	—	—	—	(111)	—	—	—	(111)
Share-based compensation	—	—	54	—	—	—	—	54
Issuance under stock plans, net of a tax benefit of $10 and other	6	—	(47)	—	—	—	—	(47)
Common stock repurchases	(35)	—	—	—	35	(625)	—	(625)
Balance at January 31, 2016	1,131	$11	$6,582	$14,142	828	$(13,473)	$(94)	$7,168

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended January 25, 2015	Shares	Amount			Shares	Amount

	(Unaudited)
Balance at October 26, 2014	1,221	$12	$6,384	$13,072	717	$(11,524)	$(76)	$7,868
Net income	—	—	—	348	—	—	—	348
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	(1)
Dividends	—	—	—	(123)	—	—	—	(123)
Share-based compensation	—	—	48	—	—	—	—	48
Issuance under stock plans, net of a tax benefit of $39 and other	8	—	(68)	—	—	—	—	(68)
Balance at January 25, 2015	1,229	$12	$6,364	$13,297	717	$(11,524)	$(77)	$8,072

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	January 31, 2016	January 25, 2015

	(Unaudited)
Cash flows from operating activities:
Net income	$286	$348
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	96	92
Share-based compensation	54	48
Excess tax benefits from share-based compensation	(10)	(39)
Deferred income taxes	15	28
Other	10	8
Changes in operating assets and liabilities:
Accounts receivable	113	90
Inventories	(2)	(74)
Other current and non-current assets	(14)	(77)
Accounts payable and accrued expenses	(423)	(156)
Customer deposits and deferred revenue	85	(156)
Income taxes payable	5	(39)
Other liabilities	(8)	(13)
Cash provided by operating activities	207	60
Cash flows from investing activities:
Capital expenditures	(68)	(49)
Proceeds from sales and maturities of investments	241	140
Purchases of investments	(282)	(141)
Cash used in investing activities	(109)	(50)
Cash flows from financing activities:
Debt repayments	(1,205)	—
Proceeds from common stock issuances and other	2	—
Common stock repurchases	(625)	—
Excess tax benefits from share-based compensation	10	39
Payments of dividends to stockholders	(115)	(122)
Cash used in financing activities	(1,933)	(83)
Decrease in cash and cash equivalents	(1,835)	(73)
Cash and cash equivalents — beginning of period	4,797	3,002
Cash and cash equivalents — end of period	$2,962	$2,929
Supplemental cash flow information:
Cash payments for income taxes	$44	$89
Cash refunds from income taxes	$5	$3
Cash payments for interest	$34	$39

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 25, 2015 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 25, 2015 (2015 Form 10-K). Applied’s results of operations for the three months ended January 31, 2016 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2016 and 2015 contain 53 weeks and 52 weeks, respectively, and the first three months of fiscal 2016 and 2015 contained 14 weeks and 13 weeks, respectively.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board (FASB) issued authoritative guidance that requires equity investments that do not result in consolidation, and are not accounted for under the equity method, to be measured at fair value, and requires recognition of any changes in fair value in net income unless the investments qualify for a new practicability exception. For financial liabilities measured at fair value, the change in fair value caused by a change in instrument-specific credit risk will be required to be presented separately in other comprehensive income. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2019. Early adoption is permitted only for the provisions related to the recognition of changes in fair value of financial liabilities caused by instrument-specific credit risk. Applied is currently evaluating the effect of this new guidance on Applied's consolidated financial statements.
In November 2015, the FASB issued authoritative guidance requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. Applied elected to prospectively adopt the authoritative guidance in the beginning of the first quarter of fiscal 2016. Prior periods were not retrospectively adjusted.
In July 2015, the FASB issued authoritative guidance that requires inventory to be measured at the lower of cost and net realizable value instead of at lower of cost or market. This guidance does not apply to inventory that is measured using last-in, first out (LIFO) or the retail inventory method but applies to all other inventory including those measured using first-in, first-out (FIFO) or the average cost method. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2018 and should be applied prospectively. Early adoption is permitted as of the beginning of an interim or annual reporting period. Applied is currently evaluating the effect of this new guidance on Applied's consolidated financial statements.
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

	Three Months Ended
	January 31, 2016	January 25, 2015

	(In millions, except per share amounts)
Numerator:
Net income	$286	$348
Denominator:
Weighted average common shares outstanding	1,146	1,224
Effect of dilutive stock options, restricted stock units and employee stock purchase plan shares	8	16
Denominator for diluted earnings per share	1,154	1,240
Basic and diluted earnings per share	$0.25	$0.28
Potentially dilutive securities	2	1

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3	Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

January 31, 2016	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,861	$—	$—	$1,861
Cash equivalents:
Money market funds	856	—	—	856
Non-U.S. government securities*	10	—	—	10
Municipal securities	71	—	—	71
Commercial paper, corporate bonds and medium-term notes	164	—	—	164
Total Cash equivalents	1,101	—	—	1,101
Total Cash and Cash equivalents	$2,962	$—	$—	$2,962
Short-term and long-term investments:
U.S. Treasury and agency securities	$101	$—	$—	$101
Non-U.S. government securities*	9	—	—	9
Municipal securities	408	2	—	410
Commercial paper, corporate bonds and medium-term notes	248	—	1	247
Asset-backed and mortgage-backed securities	274	—	—	274
Total fixed income securities	1,040	2	1	1,041
Publicly traded equity securities	33	19	1	51
Equity investments in privately-held companies	58	—	—	58
Total short-term and long-term investments	$1,131	$21	$2	$1,150
Total Cash, Cash equivalents and Investments	$4,093	$21	$2	$4,112
 _________________________
* Includes agency debt securities guaranteed by non-U.S. governments, which consist of Canada and Germany.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

October 25, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,010	$—	$—	$1,010
Cash equivalents:
Money market funds	3,272	—	—	3,272
Non-U.S. government securities	60	—	—	60
Municipal securities	73	—	—	73
Commercial paper, corporate bonds and medium-term notes	382	—	—	382
Total Cash equivalents	3,787	—	—	3,787
Total Cash and Cash equivalents	$4,797	$—	$—	$4,797
Short-term and long-term investments:
U.S. Treasury and agency securities	$84	$—	$—	$84
Non-U.S. government securities	9	—	—	9
Municipal securities	384	2	—	386
Commercial paper, corporate bonds and medium-term notes	250	—	—	250
Asset-backed and mortgage-backed securities	262	—	—	262
Total fixed income securities	989	2	—	991
Publicly traded equity securities	28	17	—	45
Equity investments in privately-held companies	78	—	—	78
Total short-term and long-term investments	$1,095	$19	$—	$1,114
Total Cash, Cash equivalents and Investments	$5,892	$19	$—	$5,911

 Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments at January 31, 2016:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$135	$135
Due after one through five years	631	632
No single maturity date**	365	383
	$1,131	$1,150
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
During the three months ended January 31, 2016 and January 25, 2015, gross realized gains and losses on investments were not material.
At January 31, 2016 and October 25, 2015, gross unrealized losses related to Applied's investment portfolio were not material. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss is considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied determined that the gross unrealized losses on its marketable securities at January 31, 2016 and January 25, 2015 were temporary in nature and therefore it did not recognize any impairment of its marketable securities during the three months ended January 31, 2016 or January 25, 2015. Impairment charges on equity investments in privately-held companies during the three months ended January 31, 2016 and January 25, 2015 were not material. These impairment charges are included in interest and other income, net in the Consolidated Condensed Statement of Operations.
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
Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of January 31, 2016, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	January 31, 2016			October 25, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Money market funds	$856	$—	$856	$3,272	$—	$3,272
U.S. Treasury and agency securities	83	18	101	72	12	84
Non-U.S. government securities	—	19	19	—	69	69
Municipal securities	—	481	481	—	459	459
Commercial paper, corporate bonds and medium-term notes	—	411	411	—	632	632
Asset-backed and mortgage-backed securities	—	274	274	—	262	262
Publicly traded equity securities	51	—	51	45	—	45
Total	$990	$1,203	$2,193	$3,389	$1,434	$4,823
There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended January 31, 2016 or January 25, 2015. Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of January 31, 2016 or October 25, 2015.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. At January 31, 2016, equity investments in privately-held companies totaled $58 million, of which $50 million of investments were accounted for under the cost method of accounting and $8 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. At October 25, 2015, equity investments in privately-held companies totaled $78 million, of which $70 million of investments were accounted for under the cost method of accounting and $8 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. Impairment charges on equity investments in privately-held companies during the three months ended January 31, 2016 and January 25, 2015 were not material.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable - short term, and accounts payable and accrued expenses, approximate fair value due to their short maturities. At January 31, 2016 and October 25, 2015, the carrying amount of long-term debt was $3.3 billion and the estimated fair value was $3.5 billion. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 8 of the Notes to the Consolidated Condensed Financial Statements for further detail of existing debt.

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
During fiscal 2015, Applied entered into and settled a series of forward-starting interest rate swap agreements, with a total notional amount of $600 million to hedge against the variability of cash flows due to changes in the benchmark interest rate of fixed rate debt. These instruments were designated as cash flow hedges at inception and settled in conjunction with the issuance of debt in September 2015. The loss from the settlement of the interest rate swap agreement that was included in accumulated other comprehensive income (AOCI) in stockholders' equity is being amortized to interest expense over the term of the senior unsecured 10-year notes issued in September 2015.
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

Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI at January 31, 2016 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in earnings. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three months ended January 31, 2016 and January 25, 2015.
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
In September 2013, Applied purchased foreign exchange option contracts to limit its foreign exchange risk associated with the then-anticipated business combination with Tokyo Electron Limited (TEL). These derivatives did not qualify for hedge accounting treatment and were marked to market at the end of each reporting period with gains and losses recorded as part of operating expenses. During the three months ended January 25, 2015, Applied recorded an unrealized gain of $78 million related to these contracts. The cash flow impact of these derivatives has been classified as operating cash flows in the Consolidated Condensed Statements of Cash Flows. Due to the termination of the proposed business combination with TEL on April 26, 2015, these foreign exchange option contracts were sold during the third quarter of fiscal 2015.
Other than the foreign exchange option contracts discussed in the preceding paragraph, the fair values of other foreign exchange derivative instruments at January 31, 2016 and October 25, 2015 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects of derivative instruments and hedging activities on the Consolidated Condensed Statements of Operations were as follows:

		Three Months Ended
		January 31, 2016			January 25, 2015
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income

		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$(6)	$1	$—	$5	$8	$(1)
Foreign exchange contracts	General and administrative	—	(1)	(1)	—	(4)	—
Interest rate swaps	Interest expense	—	(1)	—	—	—	—
Total		$(6)	$(1)	$(1)	$5	$4	$(1)

		Amount of Gain or (Loss) Recognized in Income
		Three Months Ended
	Location of Gain or (Loss) Recognized in Income	January 31, 2016	January 25, 2015

		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Gain on derivatives associated with terminated business combination	$—	$78
Foreign exchange contracts	General and administrative	(4)	21
Total		$(4)	$99

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of January 31, 2016.
Entering into derivative contracts with banks exposes Applied to credit-related losses in the event of the banks’ nonperformance. However, Applied’s exposure is not considered significant.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 6	Balance Sheet Detail

	January 31, 2016	October 25, 2015

	(In millions)
Inventories
Customer service spares	$391	$382
Raw materials	512	438
Work-in-process	259	294
Finished goods	673	719
	$1,835	$1,833

Included in finished goods inventory are $115 million at January 31, 2016, and $155 million at October 25, 2015, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $189 million and $185 million of evaluation inventory at January 31, 2016 and October 25, 2015, respectively.

	January 31, 2016	October 25, 2015

	(In millions)
Other Current Assets
Deferred income taxes, net[1]	$—	$403
Prepaid income taxes and income taxes receivable	155	127
Prepaid expenses and other	179	194
	$334	$724

1 January 31, 2016 balance reflects the effects of the prospective adoption of the authoritative guidance requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet.

	Useful Life	January 31, 2016	October 25, 2015

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$157	$157
Buildings and improvements	3-30	1,249	1,247
Demonstration and manufacturing equipment	3-5	927	920
Furniture, fixtures and other equipment	3-15	586	574
Construction in progress		59	48
Gross property, plant and equipment		2,978	2,946
Accumulated depreciation		(2,070)	(2,054)
		$908	$892

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	January 31, 2016	October 25, 2015

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$549	$658
Compensation and employee benefits	299	509
Warranty	119	126
Dividends payable	113	116
Income taxes payable	49	60
Other accrued taxes	42	58
Interest payable	36	36
Other	250	270
	$1,457	$1,833

	January 31, 2016	October 25, 2015

	(In millions)
Customer Deposits and Deferred Revenue
Customer deposits	$212	$132
Deferred revenue	638	633
	$850	$765

Applied typically receives deposits on future deliverables from customers in the Energy and Environmental Solutions and Display segments. In certain instances, customer deposits may be received from customers in the Applied Global Services segment.

	January 31, 2016	October 25, 2015

	(In millions)
Other Liabilities
Deferred income taxes	$14	$56
Income taxes payable	232	227
Defined and postretirement benefit plans	180	187
Other	82	85
	$508	$555

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 7	Goodwill, Purchased Technology and Other Intangible Assets
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
As of January 31, 2016, Applied's reporting units include Transistor and Interconnect Group, Patterning and Packaging Group, and Imaging and Process Control Group, which combine to form the Silicon Systems reporting segment, Applied Global Services, Display and Energy and Environmental Solutions.
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
Details of goodwill and other indefinite-lived intangible assets as of January 31, 2016 and October 25, 2015 were as follows:

	Goodwill	Other Intangible Assets	Total

	(In millions)
Silicon Systems	$2,151	$—	$2,151
Applied Global Services	1,027	5	1,032
Display	124	18	142
Energy and Environmental Solutions	—	2	2
Carrying amount	$3,302	$25	$3,327
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

A summary of Applied's purchased technology and intangible assets is set forth below:

	January 31, 2016	October 25, 2015

	(In millions)
Purchased technology, net	$532	$575
Intangible assets - finite-lived, net	157	162
Intangible assets - indefinite-lived	25	25
Total	$714	$762

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

Details of finite-lived intangible assets were as follows:

	January 31, 2016			October 25, 2015
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Silicon Systems	$1,449	$252	$1,701	$1,449	$252	$1,701
Applied Global Services	28	44	72	28	44	72
Display	110	33	143	110	33	143
Energy and Environmental Solutions	4	12	16	4	12	16
Gross carrying amount	$1,591	$341	$1,932	$1,591	$341	$1,932
Accumulated amortization:
Silicon Systems	$(919)	$(99)	$(1,018)	$(876)	$(95)	$(971)
Applied Global Services	(26)	(44)	(70)	(26)	(44)	(70)
Display	(110)	(33)	(143)	(110)	(33)	(143)
Energy and Environmental Solutions	(4)	(8)	(12)	(4)	(7)	(11)
Accumulated amortization	$(1,059)	$(184)	$(1,243)	$(1,016)	$(179)	$(1,195)
Carrying amount	$532	$157	$689	$575	$162	$737

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Details of amortization expense by segment were as follows:

	Three Months Ended
	January 31, 2016	January 25, 2015

	(In millions)
Silicon Systems	$47	$43
Applied Global Services	—	1
Display	—	1
Energy and Environmental Solutions	1	1
Total	$48	$46
Amortization expense was charged to the following categories:

	Three Months Ended
	January 31, 2016	January 25, 2015

	(In millions)
Cost of products sold	$43	$40
Marketing and selling	5	5
General and administrative	—	1
Total	$48	$46
As of January 31, 2016, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2016 (remaining 9 months)	$141
2017	186
2018	185
2019	44
2020	39
Thereafter	94
Total	$689

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 8	Borrowing Facilities and Debt
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in September 2020. This agreement provides for borrowings in United States dollars at interest rates keyed to one of various benchmark rates selected by Applied for each advance, plus a margin based on Applied's public debt rating and includes financial and other covenants. Remaining credit facilities in the amount of approximately $67 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both January 31, 2016 and October 25, 2015, and Applied has not utilized these credit facilities.
In September 2015, Applied issued senior unsecured notes in the aggregate principal amount of $1.8 billion and used a portion of the net proceeds to redeem $400 million in principal amount of its 2.650% senior notes due in 2016 at a redemption price of $405 million in November 2015. After adjusting for the carrying value of debt issuance costs and discounts, Applied recorded a $5 million loss on the prepayment of the $400 million debt, which is included in interest and other income, net in the Consolidated Condensed Statement of Operations for the first quarter of fiscal 2016.
In October 2015, a wholly-owned foreign subsidiary of Applied entered into a short-term loan agreement with multiple lenders, under which it borrowed $800 million to facilitate the return of capital to Applied. In January 2016, Applied repaid the $800 million aggregated principal amount of the loan.
Debt outstanding as of January 31, 2016 and October 25, 2015 was as follows:

	Principal Amount
	January 31, 2016	October 25, 2015	Effective Interest Rate	Interest Pay Dates

	(In millions)
Short-term debt:
2.650% Senior Notes Due 2016	$—	$400	2.666%	June 15, December 15
Other debt	—	800	1.0% - 1.25%
Total short-term debt	—	1,200
Long-term debt:
7.125% Senior Notes Due 2017	200	200	7.190%	April 15, October 15
2.625% Senior Notes Due 2020	600	600	2.640%	April 1, October 1
4.300% Senior Notes Due 2021	750	750	4.326%	June 15, December 15
3.900% Senior Notes Due 2025	700	700	3.944%	April 1, October 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
	3,350	3,350
Total unamortized discount	(7)	(8)
Total long-term debt	3,343	3,342
Total debt	$3,343	$4,542

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 9	Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of AOCI, net of tax, were as follows:

	Unrealized Gain on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance at October 25, 2015	$14	$(15)	$(105)	$14	$(92)
Other comprehensive income (loss) before reclassifications	1	(3)	—	—	(2)
Amounts reclassified out of AOCI	—	—	—	—	—
Other comprehensive income (loss), net of tax	1	(3)	—	—	(2)
Balance at January 31, 2016	$15	$(18)	$(105)	$14	$(94)

	Unrealized Gain on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance at October 26, 2014	$24	$—	$(105)	$5	$(76)
Other comprehensive income (loss) before reclassifications	(1)	3	—	(1)	1
Amounts reclassified out of AOCI	—	(2)	—	—	(2)
Other comprehensive income (loss), net of tax	(1)	1	—	(1)	(1)
Balance at January 25, 2015	$23	$1	$(105)	$4	$(77)

The effects on net income of amounts reclassified from AOCI for the three months ended January 31, 2016 and January 25, 2015 were not material.
Stock Repurchase Program

On April 26, 2015, Applied's Board of Directors approved a common stock repurchase program authorizing up to $3.0 billion in repurchases over the three years ending April 2018. At January 31, 2016, $1.1 billion remained available for future stock repurchases under this repurchase program.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The following table summarizes Applied’s stock repurchases for the three months ended January 31, 2016:

Three Months Ended
January 31, 2016

(In millions, except per share amounts)
Shares of common stock repurchased	35
Cost of stock repurchased	$625
Average price paid per share	$17.64

Applied did not purchase any shares of its common stock during the three months ended January 25, 2015.

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
Dividends
In December 2015, Applied's Board of Directors declared a quarterly cash dividend in the amount of $0.10 per share. Dividends paid during the three months ended January 31, 2016 and January 25, 2015 totaled $115 million and $122 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
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
During the three months ended January 31, 2016 and January 25, 2015, Applied recognized share-based compensation expense related to stock options, ESPP shares, restricted stock, restricted stock units, performance shares and performance units. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended
	January 31, 2016	January 25, 2015

	(In millions)
Cost of products sold	$17	$15
Research, development, and engineering	20	18
Marketing and selling	7	6
General and administrative	10	9
Total share-based compensation	$54	$48
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

At January 31, 2016, Applied had $366 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.9 years. At January 31, 2016, there were 107 million shares available for grants of share-based awards under the Employee Stock Incentive Plan, and an additional 29 million shares available for issuance under the ESPP.

Restricted Stock Units, Restricted Stock, Performance Shares and Performance Units

A summary of the changes in restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans during the three months ended January 31, 2016 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 25, 2015	27	$16.41
Granted	10	$18.24
Vested	(9)	$14.07
Canceled	(1)	$17.47
Non-vested restricted stock units, restricted stock, performance shares and performance units at January 31, 2016	27	$17.90
At January 31, 2016, 1 million additional performance-based awards could be earned upon certain levels of achievement of Applied's total shareholder return relative to a peer group at a future date.
During the first quarter of fiscal 2016, certain executive officers were granted awards that are subject to the achievement of specified performance goals (performance-based awards). These performance-based awards become eligible to vest only if performance goals are achieved and will vest only if the grantee remains employed by Applied through each applicable vesting date. These performance-based awards require the achievement of targeted levels of adjusted annual operating profit margin. Additional shares become eligible for time-based vesting if Applied achieves certain levels of total shareholder return (TSR) relative to a peer group, comprised of companies in the Standard & Poor's 500 Information Technology Index, measured at the end of a two-year period.
The fair value of these performance-based awards is estimated on the date of grant and assumes that the specified performance goals will be achieved. If the goals are achieved, these awards vest over a specified remaining service period of generally four years, provided that the grantee remains employed by Applied through each scheduled vesting date. If the performance goals are not met as of the end of the performance period, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the service period and is reduced for estimated forfeitures.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 10    Employee Benefit Plans
Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries, and a plan that provides certain medical and vision benefits to eligible retirees. A summary of the components of net periodic benefit costs of these defined and postretirement benefit plans for the three months ended January 31, 2016 and January 25, 2015 is presented below:

	Three Months Ended
	January 31, 2016	January 25, 2015

	(In millions)
Service cost	$3	$3
Interest cost	4	4
Expected return on plan assets	(4)	(4)
Amortization of actuarial loss	1	2
Curtailment and settlement gain	(4)	(1)
Net periodic benefit cost	$—	$4

Note 11    Income Taxes
Applied’s effective tax rates for the first quarters of fiscal 2016 and 2015 were 8.9 percent and 20.4 percent, respectively. The effective tax rate for the first quarter of fiscal 2016 was lower than in the same period in the prior year primarily due to changes in the geographical composition of income and changes related to income tax liabilities for prior years. The effective tax rates for the first quarters of fiscal 2016 and 2015 both included the benefit of the reinstatement of the U.S. federal research and development tax credit during these periods retroactive to its expiration in December of the prior years.
During the next twelve months, it is reasonably possible that existing liabilities for unrecognized tax benefits could be reduced by up to $16 million as a result of the expiration of statutes of limitation.

Note 12	Warranty, Guarantees and Contingencies
Warranty
Changes in the warranty reserves are presented below:

	Three Months Ended
	January 31, 2016	January 25, 2015

	(In millions)
Beginning balance	$126	$113
Provisions for warranty	26	37
Releases of reserves related to preexisting warranty	(11)	(1)
Consumption of reserves	(22)	(30)
Ending balance	$119	$119

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 31, 2016, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $56 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of January 31, 2016, Applied has provided parent guarantees to banks for approximately $100 million to cover these arrangements.

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 13	Industry Segment Operations
Applied’s four reportable segments are: Silicon Systems, Applied Global Services, Display, and Energy and Environmental Solutions. As defined under the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of January 31, 2016 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales and operating income (loss) for each reportable segment were as follows:

	Three Months Ended
	Net Sales	Operating Income (Loss)

	(In millions)
January 31, 2016:
Silicon Systems	$1,373	$265
Applied Global Services	626	156
Display	213	38
Energy and Environmental Solutions	45	6
Total Segment	$2,257	$465
January 25, 2015:
Silicon Systems	$1,446	$307
Applied Global Services	583	153
Display	275	72
Energy and Environmental Solutions	55	(4)
Total Segment	$2,359	$528

Reconciliations of total segment operating results to Applied consolidated totals were as follows:

	Three Months Ended
	January 31, 2016	January 25, 2015

	(In millions)
Total segment operating income	$465	$528
Corporate and unallocated costs	(111)	(128)
Certain items associated with terminated business combination	—	(20)
Gain on derivatives associated with terminated business combination	—	78
Income from operations	$354	$458

The following customers accounted for at least 10 percent of Applied’s net sales for the three months ended January 31, 2016, which were for products in multiple reportable segments.

Percentage of Net Sales
Taiwan Semiconductor Manufacturing Company Limited	13%
Micron Technology, Inc.	11%
Samsung Electronics Co., Ltd.	10%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis is provided in addition to the accompanying consolidated condensed financial statements and notes to assist in understanding Applied's results of operations and financial condition. Financial information as of January 31, 2016 should be read in conjunction with the financial statements for the fiscal year ended October 25, 2015 contained in the Company's Form 10-K filed December 9, 2015.
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

Overview
Applied provides manufacturing equipment, services and software to the global semiconductor, display, solar photovoltaic (PV) and related industries. Applied’s customers include manufacturers of semiconductor wafers and chips, liquid crystal and other displays, solar PV cells and modules, and other electronic devices. These customers may use what they manufacture in their own end products or sell the items to other companies for use in advanced electronic components. Applied operates in four reportable segments: Silicon Systems, Applied Global Services, Display, and Energy and Environmental Solutions. A summary of financial information for each reportable segment is found in Note 13 of Notes to Consolidated Condensed Financial Statements. A discussion of factors that could affect Applied’s operations is set forth under “Risk Factors” in Part II, Item 1A, which is incorporated herein by reference. Product development and manufacturing activities occur primarily in the United States, Europe, Israel, and Asia. Applied’s broad range of equipment and service products are highly technical and are sold primarily through a direct sales force.
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

The following tables present certain significant measurements for the periods indicated:

	Three Months Ended			Change
	January 31, 2016	October 25, 2015	January 25, 2015	Q1 2016 over Q4 2015	Q1 2016 over Q1 2015

	(In millions, except per share amounts and percentages)
New orders	$2,275	$2,424	$2,273	$(149)	$2
Net sales	$2,257	$2,368	$2,359	$(111)	$(102)
Gross profit	$916	$959	$959	$(43)	$(43)
Gross margin	40.6%	40.5%	40.7%	0.1 points	(0.1) points
Operating income	$354	$423	$458	$(69)	$(104)
Operating margin	15.7%	17.9%	19.4%	(2.2) points	(3.7) points
Net income	$286	$336	$348	$(50)	$(62)
Earnings per diluted share	$0.25	$0.28	$0.28	$(0.03)	$(0.03)
Non-GAAP Adjusted Results
Non-GAAP adjusted gross profit	$957	$1,000	$999	$(43)	$(42)
Non-GAAP adjusted gross margin	42.4%	42.2%	42.3%	0.2 points	0.1 points
Non-GAAP adjusted operating income	$401	$456	$447	$(55)	$(46)
Non-GAAP adjusted operating margin	17.8%	19.3%	18.9%	(1.5) points	(1.1) points
Non-GAAP adjusted net income	$302	$347	$338	$(45)	$(36)
Non-GAAP adjusted earnings per diluted share	$0.26	$0.29	$0.27	$(0.03)	$(0.01)

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results." Fiscal 2016 and 2015 contains 53 weeks and 52 weeks, respectively, and the first three months of fiscal 2016 and 2015 contained 14 weeks and 13 weeks, respectively.
Mobility, and the increasing technological functionality of mobile devices, continues to be a strong driver of semiconductor industry spending. During the first three months of fiscal 2016, memory manufacturers invested in technology upgrades and additional capacity while foundry customers invested to meet demand for advanced mobile chips. For the remainder of the year, Applied anticipates 3D NAND and foundry advanced node spending to drive our semiconductor business. Mobility represents a significant driver of display industry spending, which has resulted in continued manufacturing capacity expansion for mobile applications. Demand for larger LCD TVs is also a factor for display industry investments, although demand for TV manufacturing equipment remains susceptible to highly cyclical conditions. Investment in solar equipment remained low due to ongoing excess manufacturing capacity in the industry.

Results of Operations

New Orders
New orders by reportable segment for the periods indicated were as follows:

	Three Months Ended						Change
	January 31, 2016		October 25, 2015		January 25, 2015		Q1 2016 over Q4 2015	Q1 2016 over Q1 2015

	(In millions, except percentages)
Silicon Systems	$1,275	56%	$1,444	60%	$1,426	63%	(12)%	(11)%
Applied Global Services	773	34%	761	31%	690	30%	2%	12%
Display	183	8%	195	8%	107	5%	(6)%	71%
Energy and Environmental Solutions	44	2%	24	1%	50	2%	83%	(12)%
Total	$2,275	100%	$2,424	100%	$2,273	100%	(6)%	—%
New orders for the first quarter of fiscal 2016 decreased compared to the prior quarter primarily due to lower orders for semiconductor equipment. New orders for the first quarter of fiscal 2016 were essentially flat compared to the same period in the prior year. New orders for Silicon Systems and Applied Global Services continued to comprise the majority of Applied's consolidated total new orders.
New orders by geographic region, determined by the product shipment destination specified by the customer, were as follows:

	Three Months Ended						Change
	January 31, 2016		October 25, 2015		January 25, 2015		Q1 2016 over Q4 2015	Q1 2016 over Q1 2015

	(In millions, except percentages)
Taiwan	$574	25%	$846	35%	$545	24%	(32)%	5%
China	462	20%	382	16%	296	13%	21%	56%
Korea	373	17%	207	8%	546	24%	80%	(32)%
Japan	109	5%	452	19%	242	11%	(76)%	(55)%
Southeast Asia	232	10%	100	4%	85	4%	132%	173%
Asia Pacific	1,750	77%	1,987	82%	1,714	76%	(12)%	2%
United States	369	16%	282	12%	411	18%	31%	(10)%
Europe	156	7%	155	6%	148	6%	1%	5%
Total	$2,275	100%	$2,424	100%	$2,273	100%	(6)%	—%
The changes in new orders from customers in Japan, Taiwan, Southeast Asia and China in the first quarter of fiscal 2016 compared to the prior quarter primarily reflected changes in customer mix for semiconductor equipment. The decrease in new orders from customers in Taiwan also reflected lower demand for display equipment, while the increase in new orders from customers in Korea was primarily due to higher demand for semiconductor and display equipment in this region.
The changes in new orders from customers in Korea, Southeast Asia, China and Japan in the first quarter of fiscal 2016 compared to the same period in the prior year primarily reflected changes in customer mix for semiconductor equipment. The decrease in new orders from customers in Korea was partially offset by higher demand for display equipment.

Changes in backlog during the three months ended January 31, 2016 were as follows:

January 31, 2016
(In millions)
Beginning balance	$3,142
New orders	2,275
Net sales	(2,257)
Net adjustments	(51)
Ending balance	$3,109
Backlog consists of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; and (2) contractual service revenue and maintenance fees to be earned within the next 12 months. Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods due to the potential for customer changes in delivery schedules or cancellation of orders. Approximately 73 percent of backlog as of the end of the first quarter of fiscal 2016 is anticipated to be shipped within the next two quarters. Backlog adjustments were negative during the first three months of fiscal 2016 and totaled $51 million, primarily consisting of order cancellations, unfavorable foreign currency impacts and other adjustments.
Backlog by reportable segment as of the end of the most recent three fiscal quarters was as follows:

	January 31, 2016		October 25, 2015		July 26, 2015		Q1 2016 over Q4 2015	Q1 2016 over Q3 2015

	(In millions, except percentages)
Silicon Systems	$1,602	51%	$1,720	55%	$1,763	57%	(7)%	(9)%
Applied Global Services	928	30%	812	26%	691	22%	14%	34%
Display	495	16%	525	16%	524	17%	(6)%	(6)%
Energy and Environmental Solutions	84	3%	85	3%	122	4%	(1)%	(31)%
Total	$3,109	100%	$3,142	100%	$3,100	100%	(1)%	—%
Total backlog in the first quarter of fiscal 2016 compared to the prior quarter was almost flat. In the first quarter of fiscal 2016, approximately 60 percent of net sales in the Silicon Systems segment, Applied’s largest business segment, were for orders received and shipped within the quarter, up from 55 percent in the prior quarter.

Net Sales
Net sales by reportable segment for the periods indicated were as follows:

	Three Months Ended						Change
	January 31, 2016		October 25, 2015		January 25, 2015		Q1 2016 over Q4 2015	Q1 2016 over Q1 2015

	(In millions, except percentages)
Silicon Systems	$1,373	61%	$1,494	63%	$1,446	61%	(8)%	(5)%
Applied Global Services	626	28%	637	27%	583	25%	(2)%	7%
Display	213	9%	191	8%	275	12%	12%	(23)%
Energy and Environmental Solutions	45	2%	46	2%	55	2%	(2)%	(18)%
Total	$2,257	100%	$2,368	100%	$2,359	100%	(5)%	(4)%
Net sales for the first quarter of fiscal 2016 decreased compared to the prior quarter led by lower customer spending on semiconductor equipment, partially offset by higher customer spending on display equipment. The Silicon Systems segment’s relative share of total net sales decreased slightly compared to the prior quarter but still remains the largest contributor of net sales.
For the first quarter of fiscal 2016 compared to the same period in the prior year, net sales decreased primarily due to lower customer spending on semiconductor and display equipment, partially offset by higher customer spending on semiconductor spares and services.
Net sales by geographic region, determined by the location of customers' facilities to which products were shipped, were as follows:

	Three Months Ended						Change
	January 31, 2016		October 25, 2015		January 25, 2015		Q1 2016 over Q4 2015	Q1 2016 over Q1 2015

	(In millions, except percentages)
Taiwan	$637	28%	$758	32%	$556	24%	(16)%	15%
China	497	22%	477	20%	410	17%	4%	21%
Korea	268	12%	239	10%	536	23%	12%	(50)%
Japan	334	15%	278	12%	243	10%	20%	37%
Southeast Asia	90	4%	143	6%	92	4%	(37)%	(2)%
Asia Pacific	1,826	81%	1,895	80%	1,837	78%	(4)%	(1)%
United States	293	13%	301	13%	369	16%	(3)%	(21)%
Europe	138	6%	172	7%	153	6%	(20)%	(10)%
Total	$2,257	100%	$2,368	100%	$2,359	100%	(5)%	(4)%
The changes in net sales from customers in Taiwan, Japan and Southeast Asia in the first quarter of fiscal 2016 compared to the prior quarter primarily reflected lower investments in semiconductor equipment and changes in customer mix. The changes in net sales from customers in Korea, China, Taiwan, Japan and the United States in the first quarter of fiscal 2016 compared to the same period in the prior year primarily reflected changes in customer mix for semiconductor equipment.

Gross Margin
Gross margins for the periods indicated were as follows:

	Three Months Ended			Change
	January 31, 2016	October 25, 2015	January 25, 2015	Q1 2016 over Q4 2015	Q1 2016 over Q1 2015

	(In millions, except percentages)
Gross profit	$916	$959	$959	$(43)	$(43)
Gross margin	40.6%	40.5%	40.7%	0.1 points	(0.1) points
Non-GAAP Adjusted Results
Non-GAAP adjusted gross profit	$957	$1,000	$999	$(43)	$(42)
Non-GAAP adjusted gross margin	42.4%	42.2%	42.3%	0.2 points	0.1 points
Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
Gross profit and non-GAAP adjusted gross profit in the first quarter of fiscal 2016 decreased compared to the prior quarter, primarily reflecting lower net sales, but slightly increased as a percentage of net sales primarily due to favorable product mix. Gross profit and non-GAAP adjusted gross profit in the first quarter of fiscal 2016 decreased compared to the same period in the prior year, primarily due to lower net sales.
Gross profit and non-GAAP adjusted gross profit during each of the three months ended January 31, 2016, October 25, 2015 and January 25, 2015 included $17 million, $14 million and $15 million, respectively, of share-based compensation expense.
Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended			Change
	January 31, 2016	October 25, 2015	January 25, 2015	Q1 2016 over Q4 2015	Q1 2016 over Q1 2015

	(In millions)
Research, development and engineering	$374	$363	$351	$11	$23
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
Management believes that it is critical to continue to make substantial investments in RD&E to assure the availability of innovative technology that meets the current and projected requirements of its customers’ most advanced designs. Applied has maintained and intends to continue its commitment to investing in RD&E in order to continue to offer new products and technologies. RD&E expenses slightly increased during the first quarter of fiscal 2016 compared to the prior quarter and the same period in the prior year, reflecting ongoing investment in product development initiatives. RD&E expenses during the three months ended January 31, 2016, October 25, 2015 and January 25, 2015 included $20 million, $17 million and $18 million, respectively, of share-based compensation expense.

Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended			Change
	January 31, 2016	October 25, 2015	January 25, 2015	Q1 2016 over Q4 2015	Q1 2016 over Q1 2015

	(In millions)
Marketing and selling	$106	$96	$111	$10	$(5)
Marketing and selling expenses slightly increased in the first quarter of fiscal 2016 compared to the prior quarter, primarily due to the reversal of provisions for bad debt recorded in the prior quarter, while marketing and selling expense slightly decreased compared to the same period in fiscal 2015 due to continued cost management efforts. Marketing and selling expenses during the three months ended January 31, 2016, October 25, 2015 and January 25, 2015 included $7 million, $6 million and $6 million, respectively, of share-based compensation expense.
General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended			Change
	January 31, 2016	October 25, 2015	January 25, 2015	Q1 2016 over Q4 2015	Q1 2016 over Q1 2015

	(In millions)
General and administrative	$82	$77	$117	$5	$(35)
G&A expenses for the first quarter of fiscal 2016 increased compared to the prior quarter primarily due to an additional week during the quarter. G&A expenses for the first quarter of fiscal 2016 decreased compared to the same period in the prior year primarily due to lower acquisition-related and integration costs related to the terminated business combination with Tokyo Electron Limited (TEL) and lower variable compensation.
G&A expenses during the three months ended January 31, 2016, October 25, 2015 and January 25, 2015 included $10 million, $8 million and $9 million of share-based compensation expense, respectively.
Gain on Derivatives Associated with Terminated Business Combination
During the three months ended January 25, 2015, Applied recorded an unrealized gain of $78 million on the foreign exchanges option contracts associated with the then-anticipated business combination with TEL. Due to the termination of the then-anticipated business combination, the derivatives were sold during the third quarter of fiscal 2015. For further details, see Note 5 of Notes to Consolidated Condensed Financial Statements.

Interest Expense and Interest and Other Income, net
Interest expense and interest and other income, net for the periods indicated were as follows:

	Three Months Ended			Change
	January 31, 2016	October 25, 2015	January 25, 2015	Q1 2016 over Q4 2015	Q1 2016 over Q1 2015

	(In millions)
Interest expense	$42	$32	$23	$10	$19
Interest and other income, net	$2	$6	$2	$(4)	$—
Interest expenses incurred were primarily associated with the senior unsecured notes issued in June 2011 and September 2015. Interest expense increased in the first quarter of fiscal 2016 compared to the prior quarter and to the same period in fiscal 2015 due to the issuance of senior unsecured notes in September 2015.
Interest and other income, net in the first quarter of fiscal 2016 compared to the prior quarter and to the same period in the prior year remained relatively flat. Interest and other income, net in the first quarter of fiscal 2016 included a $5 million loss from redemption of $400 million in principal amount of senior unsecured notes.

Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

	Three Months Ended			Change
	January 31, 2016	October 25, 2015	January 25, 2015	Q1 2016 over Q4 2015	Q1 2016 over Q1 2015

	(In millions, except percentages)
Provision for income taxes	$28	$61	$89	$(33)	$(61)
Effective tax rate	8.9%	15.4%	20.4%	(6.5) points	(11.5) points
Applied’s provision for income taxes and effective tax rate are affected by the geographical composition of income which includes jurisdictions with differing tax rates, income tax holidays, and other income tax incentives. It is also affected by events that are not consistent from period to period, such as changes in income tax laws and the resolution of income tax filings.
The effective tax rate for the first quarter of fiscal 2016 was lower than in the prior quarter primarily due to reinstatement of the U.S. federal research and development (U.S. R&D) tax credit during the first quarter of fiscal 2016 which was retroactive to its expiration in December 2014 and changes in the geographical composition of income, partially offset by changes related to income tax liabilities for prior years.
The effective tax rate for the first quarter of fiscal 2016 was lower than in the same period in the prior year primarily due to changes in the geographical composition of income and changes related to income tax liabilities for prior years. The effective tax rates for the first quarters of fiscal 2016 and 2015 both included the benefit of the reinstatement of the U.S. R&D tax credit during these periods retroactive to its expiration in December of the prior years. The effective tax rates for subsequent quarters are not expected to benefit from the retroactive reinstatement of the U.S. R&D tax credit.

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
The competitive environment for Silicon Systems in the first three months of fiscal 2016 reflected steady investment by semiconductor manufacturers. Memory manufacturers invested in technology upgrades and additional capacity. Foundry customers invested to meet demand for advanced mobile chips.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	January 31, 2016	October 25, 2015	January 25, 2015	Q1 2016 over Q4 2015		Q1 2016 over Q1 2015

	(In millions, except percentages and ratios)
New orders	$1,275	$1,444	$1,426	$(169)	(12)%	$(151)	(11)%
Net sales	1,373	1,494	1,446	(121)	(8)%	(73)	(5)%
Book to bill ratio	0.9	1.0	1.0
Operating income	265	318	307	(53)	(17)%	(42)	(14)%
Operating margin	19.3%	21.3%	21.2%		(2.0) points		(1.9) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$312	$365	$350	(53)	(15)%	(38)	(11)%
Non-GAAP adjusted operating margin	22.7%	24.4%	24.2%		(1.7) points		(1.5) points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."

New orders for the Silicon Systems by end use application for the periods indicated were as follows:

	Three Months Ended
	January 31, 2016	October 25, 2015	January 25, 2015
Foundry	38%	35%	34%
Memory	51%	52%	52%
Logic and other	11%	13%	14%
	100%	100%	100%
New orders for the first quarter of fiscal 2016 decreased compared to the prior quarter and to the same period in the prior year primarily due to lower demand from memory and logic customers. Net sales for the first quarter of fiscal 2016 decreased compared to the prior quarter and to the same period in the prior year primarily due to lower spending from memory customers. Approximately 60 percent of net sales in the first quarter of fiscal 2016 were for orders received and shipped within the quarter.

Operating income, operating margin, non-GAAP adjusted operating income and non-GAAP adjusted operating margin decreased compared to the prior quarter and to the same quarter in the prior year primarily due to lower net sales and higher research and development cost. In the first quarter of fiscal 2016, four customers accounted for approximately 70 percent of this segment's total new orders and four customers accounted for approximately 54 percent of this segment's total net sales.
The following regions accounted for at least 30 percent of total net sales for the Silicon Systems segment for one or more of the periods indicated:

	Three Months Ended						Change
	January 31, 2016		October 25, 2015		January 25, 2015		Q1 2016 over Q4 2015	Q1 2016 over Q1 2015

	(In millions, except percentages)
Taiwan	$502	37%	$583	39%	$420	29%	(14)%	20%
Korea	$200	15%	$143	10%	$441	30%	40%	(55)%
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
Industry conditions that affected Applied Global Services' sales of spares and services during the first three months of fiscal 2016 were principally semiconductor manufacturers' wafer starts, as well as utilization rates.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	January 31, 2016	October 25, 2015	January 25, 2015	Q1 2016 over Q4 2015		Q1 2016 over Q1 2015

	(In millions, except percentages and ratios)
New orders	$773	$761	$690	$12	2%	$83	12%
Net sales	626	637	583	(11)	(2)%	43	7%
Book to bill ratio	1.2	1.2	1.2
Operating income	156	171	153	(15)	(9)%	3	2%
Operating margin	24.9%	26.8%	26.2%		(1.9) points		(1.3) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	156	170	154	(14)	(8)%	2	1%
Non-GAAP adjusted operating margin	24.9%	26.7%	26.4%		(1.8) points		(1.5) points
Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."

New orders and net sales for the first quarter of fiscal 2016 increased slightly compared to the prior quarter. Operating income, operating margin, non-GAAP adjusted operating income and non-GAAP adjusted operating margin for the first quarter of fiscal 2016 decreased compared to the prior quarter primarily due to lower utilization rates.
New orders and net sales for the first quarter of fiscal 2016 increased compared to the same period in the prior year due to the higher demand for semiconductor services, partially offset by lower demand for 200mm equipment systems. Operating income and non-GAAP adjusted operating income remained relatively flat compared to the same period in the prior year, while operating margin and non-GAAP adjusted operating margin in the first quarter of fiscal 2016 decreased compared to the same period in the prior year primarily due to higher inventory related charges.
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
The market environment for Applied's Display segment in the first three months of fiscal 2016 has been characterized by continued demand for manufacturing equipment for TV and high-end mobile devices, although this sector remains susceptible to highly cyclical conditions. Uneven order and revenue patterns in the Display segment can cause significant fluctuations quarter-over-quarter, as well as year-over year.
Certain significant measures for the periods presented were as follows:

	Three Months Ended			Change
	January 31, 2016	October 25, 2015	January 25, 2015	Q1 2016 over Q4 2015		Q1 2016 over Q1 2015

	(In millions, except percentages and ratios)
New orders	$183	$195	$107	$(12)	(6)%	$76	71%
Net sales	213	191	275	22	12%	(62)	(23)%
Book to bill ratio	0.9	1.0	0.4
Operating income	38	19	72	19	100%	(34)	(47)%
Operating margin	17.8%	9.9%	26.2%		7.9 points		(8.4) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$38	$19	$73	19	100%	(35)	(48)%
Non-GAAP adjusted operating margin	17.8%	9.9%	26.5%		7.9 points		(8.7) points
Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
New orders for the first quarter of fiscal 2016 decreased compared to the prior quarter primarily due to a decrease in TV manufacturing equipment orders, partially offset by increased orders for mobile applications. Net sales for the first quarter of fiscal 2016 were higher compared to the prior quarter due to higher investments in TV manufacturing equipment. Operating income, operating margin, non-GAAP adjusted operating income and non-GAAP adjusted operating margin increased compared to the prior quarter, as a result of higher net sales and favorable product mix. Three customers accounted for approximately 86 percent of new orders for this segment during the first quarter of fiscal 2016, with one customer accounting approximately 56 percent of new orders. Two customers accounted for approximately 69 percent of net sales for the Display segment in the first quarter of fiscal 2016, each of which accounts for more than 30 percent of net sales.
New orders for the first quarter of fiscal 2016 increased compared to the same period in the prior year due to higher demand for mobile applications, partially offset by lower TV manufacturing equipment orders. Net sales for the first quarter of fiscal 2016 were lower compared to the same period in the prior year mainly due to lower shipments of TV manufacturing equipment. Operating income, operating margin, non-GAAP adjusted operating income and non-GAAP adjusted operating margin decreased for the first quarter of fiscal 2016 compared to the same period in the prior year, reflecting lower net sales and unfavorable product mix.

The following region accounted for at least 30 percent of total net sales for the Display segment for one or more of the periods presented:

	Three Months Ended						Change
	January 31, 2016		October 25, 2015		January 25, 2015		Q1 2016 over Q4 2015	Q1 2016 over Q1 2015

	(In millions, except percentages)
China	$170	80%	$113	59%	$239	87%	50%	(29)%

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
Certain significant measures for the periods presented were as follows:

	Three Months Ended			Change
	January 31, 2016	October 25, 2015	January 25, 2015	Q1 2016 over Q4 2015		Q1 2016 over Q1 2015

	(In millions, except percentages and ratios)
New orders	$44	$24	$50	$20	83%	$(6)	(12)%
Net sales	45	46	55	(1)	(2)%	(10)	(18)%
Book to bill ratio	1.0	0.5	0.9
Operating income (loss)	6	—	(4)	6	—%	10	(250)%
Operating margin	13.3%	—%	(7.3)%		13.3 points		20.6 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income (loss)	4	(1)	(3)	5	500%	7	233%
Non-GAAP adjusted operating margin	8.9%	(2.2)%	(5.5)%		11.1 points		14.4 points
Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
Financial results during the periods presented remained at low levels due to continued excess manufacturing capacity in the solar industry. Operating margin and non-GAAP adjusted operating margin increased, despite lower net sales, primarily due to favorable product mix. Three customers accounted for approximately 63 percent of new orders during the first quarter of fiscal 2016, with one customer accounting more than 30 percent of new orders. Four customers accounted for approximately 71 percent of net sales for this segment during the first quarter of fiscal 2016.
The following regions accounted for at least 30 percent of total net sales for the Energy and Environmental Solutions segment for one or more of the periods presented:

	Three Months Ended						Change
	January 31, 2016		October 25, 2015		January 25, 2015		Q1 2016 over Q4 2015	Q1 2016 over Q1 2015

	(In millions, except percentages)
China	$40	89%	$2	4%	$30	55%	N/A	33%
Southeast Asia	$—	—%	$30	65%	$8	15%	(100)%	(100)%

Financial Condition, Liquidity and Capital Resources
Applied's cash, cash equivalents and investments consist of the following:

	January 31, 2016	October 25, 2015

	(In millions)
Cash and cash equivalents	$2,962	$4,797
Short-term investments	154	168
Long-term investments	996	946
Total cash, cash-equivalents and investments	$4,112	$5,911
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Three Months Ended
	January 31, 2016	January 25, 2015

	(In millions)
Cash provided by operating activities	$207	$60
Cash used in investing activities	$(109)	$(50)
Cash used in financing activities	$(1,933)	$(83)
Operating Activities
Cash from operating activities for the three months ended January 31, 2016 was $207 million, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation and deferred income taxes. The primary drivers of cash from operating activities during the first quarter of fiscal 2016 included collection of accounts receivable and increases in customer deposits, partially offset by decreases in accounts payable and accrued expenses due to variable compensation and accounts payable payments.
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied sells its accounts receivable without recourse. Applied, from time to time, also discounts letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied did not discount promissory notes or utilize programs to discount letters of credit issued by customers or factored any accounts receivable during the three months ended January 31, 2016 or January 25, 2015.
Applied’s working capital was $4.6 billion at January 31, 2016 and $5.5 billion at October 25, 2015. Applied’s working capital at January 31, 2016 includes the effects of the adoption of the authoritative guidance requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. Prior periods were not retrospectively adjusted.
Days sales, inventory and payable outstanding at the end of each of the periods indicated were:

	January 31, 2016	October 25, 2015	January 25, 2015

Days sales outstanding	71	67	61
Days inventory outstanding	134	118	107
Days payable outstanding	40	42	42

Days sales outstanding varies due to the timing of shipments and payment terms. Days sales outstanding increased in the first quarter of fiscal 2016 compared to the prior quarter primarily due to an additional week in the current quarter. Days sales outstanding increased in the first quarter of fiscal 2016 compared to the same period in the prior year primarily due to an additional week in the current quarter and changes in customer mix. Days inventory outstanding increased during the first quarter of fiscal 2016 compared to the prior quarter and the same period in the prior year primarily due to an additional week in the current quarter and lower cost of products sold. The increase in days inventory outstanding during the current quarter compared to the same period in the prior year also reflected higher inventory balances at the end of the first quarter of fiscal 2016 due to higher expected future business volume. Days payable outstanding decreased slightly during the first quarter of fiscal 2016 compared to the prior quarter primarily reflecting lower accounts payable balances at the end of the current quarter, partially offset by an additional week during the current quarter.
Investing Activities
Applied used $109 million of cash in investing activities during the three months ended January 31, 2016. Purchases of investments, net of proceeds from sales and maturities of investments, totaled $41 million and capital expenditures were $68 million during the three months ended January 31, 2016.
Applied’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, municipal bonds, corporate bonds and mortgage-backed and asset-backed securities, as well as equity securities. Applied regularly monitors the credit risk in its investment portfolio and takes appropriate measures, which may include the sale of certain securities, to manage such risks prudently in accordance with its investment policies. During the three months ended January 31, 2016, Applied did not recognize any impairment of its fixed income or publicly traded equity securities. At January 31, 2016, gross unrealized losses related to Applied's investment portfolio were not material.
Financing Activities
Applied used cash for financing activities in the amount of $1.9 billion during the three months ended January 31, 2016, consisting primarily of $1.2 billion in debt repayments, $625 million in repurchases of common stock, and $115 million in cash dividends to stockholders, offset by excess tax benefits from share-based compensation of $10 million and proceeds from common stock issuances and other of $2 million.
In December 2015, Applied's Board of Directors declared quarterly cash dividends in the amount of $0.10 per share. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in September 2020. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at January 31, 2016. Remaining credit facilities in the amount of approximately $67 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both January 31, 2016 and October 25, 2015, and Applied has not utilized these credit facilities.
In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. At January 31, 2016, Applied did not have any commercial paper outstanding, but may issue commercial paper notes under this program from time to time in the future.
Applied had senior unsecured notes in the aggregate principal amount of $3.4 billion outstanding as of January 31, 2016. The indentures governing these notes include covenants with which Applied was in compliance at January 31, 2016. See Note 8 of Notes to Consolidated Condensed Financial Statements for additional discussion of existing debt. Applied may seek to refinance its existing debt and may incur additional indebtedness depending on Applied's capital requirements and the availability of financing.
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 31, 2016, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $56 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.

Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of January 31, 2016, Applied Materials, Inc. has provided parent guarantees to banks for approximately $100 million to cover these arrangements.
Others
During the three months ended January 31, 2016, Applied did not record a bad debt provision. While Applied believes that its allowance for doubtful accounts at January 31, 2016 is adequate, it will continue to closely monitor customer liquidity and economic conditions.
As of January 31, 2016, approximately $2.1 billion of cash, cash equivalents and marketable securities held by non-U.S. subsidiaries may be subject to U.S. taxes if repatriated for U.S. operations. Of this amount, Applied intends to indefinitely reinvest approximately $1.7 billion of these funds outside of the U.S. and does not plan to repatriate these funds. Applied would need to accrue and pay U.S. taxes if these funds were repatriated. For the remaining cash, cash equivalents and marketable securities held by non-U.S. subsidiaries, U.S. taxes have been provided for in the financial statements.
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

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results:
APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended
(In millions, except percentages)	January 31, 2016	October 25, 2015	January 25, 2015
Non-GAAP Adjusted Gross Profit
Reported gross profit - GAAP basis	$916	$959	$959
Certain items associated with acquisitions[1]	42	42	40
Inventory charges (reversals) related to restructuring[3,4]	(1)	1	—
Other significant gains, losses or charges, net[5]	—	(2)	—
Non-GAAP adjusted gross profit	$957	$1,000	$999
Non-GAAP adjusted gross margin	42.4%	42.2%	42.3%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$354	$423	$458
Certain items associated with acquisitions[1]	48	47	46
Acquisition integration costs	—	—	1
Gain on derivatives associated with terminated business combination, net	—	—	(78)
Certain items associated with terminated business combination[2]	—	—	20
Reversals related to restructuring, net[3,4]	(1)	(1)	—
Other significant gains, losses or charges, net[5]	—	(13)	—
Non-GAAP adjusted operating income	$401	$456	$447
Non-GAAP adjusted operating margin	17.8%	19.3%	18.9%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis	$286	$336	$348
Certain items associated with acquisitions[1]	48	47	46
Acquisition integration costs	—	—	1
Gain on derivatives associated with terminated business combination, net	—	—	(78)
Certain items associated with terminated business combination[2]	—	—	20
Reversals related to restructuring, net[3,4]	(1)	(1)	—
Impairment (gain on sale) of strategic investments, net	(2)	(2)	1
Loss on early extinguishment of debt	5	—	—
Other significant gains, losses or charges, net[5]	—	(13)	—
Reinstatement of federal R&D tax credit, resolution of prior years’ income tax filings and other tax items	(29)	(18)	(17)
Income tax effect of non-GAAP adjustments	(5)	(2)	17
Non-GAAP adjusted net income	$302	$347	$338

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

2	These items are incremental charges related to the terminated business combination agreement with Tokyo Electron Limited, consisting of acquisition-related and integration planning costs.

3	Results for the three months ended January 31, 2016 included a $1 million benefit from sales of solar equipment tools for which inventory had been previously reserved.

4
Results for the three months ended October 25, 2015 included a $2 million favorable adjustment of restructuring reserves related to prior restructuring plans and $1 million of inventory charges related to cost reductions in the solar business.

5
These items are significant gains, losses, or charges during a period that are the result of isolated events or transactions which have not occurred frequently in the past and are not expected to occur regularly or be repeated in the future.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended
(In millions, except per share amounts)	January 31, 2016	October 25, 2015	January 25, 2015

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis	$0.25	$0.28	$0.28
Certain items associated with acquisitions	0.04	0.04	0.03
Certain items associated with terminated business combination	—	—	0.01
Gain on derivative associated with terminated business combination, net	—	—	(0.04)
Reinstatement of federal R&D tax credit, resolution of prior years’ income tax filings and other tax items	(0.03)	(0.02)	(0.01)
Other significant gains, losses or charges, net	—	(0.01)	—
Non-GAAP adjusted earnings per diluted share	0.26	0.29	0.27
Weighted average number of diluted shares	1,154	1,190	1,240

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended
(In millions, except percentages)	January 31, 2016	October 25, 2015	January 25, 2015

Silicon Systems Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$265	$318	$307
Certain items associated with acquisitions[1]	47	47	43
Non-GAAP adjusted operating income	$312	$365	$350
Non-GAAP adjusted operating margin	22.7%	24.4%	24.2%
AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$156	$171	$153
Certain items associated with acquisitions[1]	—	—	1
Other significant gains, losses or charges, net[4]	—	(1)	—
Non-GAAP adjusted operating income	$156	$170	$154
Non-GAAP adjusted operating margin	24.9%	26.7%	26.4%
Display Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$38	$19	$72
Certain items associated with acquisitions[1]	—	—	1
Non-GAAP adjusted operating income	$38	$19	$73
Non-GAAP adjusted operating margin	17.8%	9.9%	26.5%
EES Non-GAAP Adjusted Operating Income (Loss)
Reported operating income (loss) - GAAP basis	$6	$—	$(4)
Certain items associated with acquisitions[1]	1	—	1
Reversals related to restructuring, net[2,3]	(3)	(1)	—
Non-GAAP adjusted operating income (loss)	$4	$(1)	$(3)
Non-GAAP adjusted operating margin	8.9%	(2.2)%	(5.5)%

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

2
Results for the three months ended January 31, 2016 included $3 million of favorable adjustment of employee-related costs and $1 million benefit from sales of solar equipment tools for which inventory had been previously reserved, partially offset by $1 million of fixed asset impairment charges related to cost reductions in the solar business.

3
Results for the three months ended October 25, 2015 included a $2 million favorable adjustment of restructuring reserves related to prior restructuring plans and $1 million of inventory charges related to cost reductions in the solar business.

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
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $1.0 billion at January 31, 2016. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at January 31, 2016, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $17 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. At January 31, 2016, the carrying amount of long-term debt issued by Applied was $3.3 billion with an estimated fair value of $3.5 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s long-term debt issuances of approximately $292 million at January 31, 2016.
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
Changes in Internal Control Over Financial Reporting
During the first quarter of fiscal 2016, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The information set forth under “Legal Matters” in Note 12 in Notes to Consolidated Condensed Financial Statements is incorporated herein by reference.

Item 1A:	Risk Factors
The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Part I, Item 1A of Applied’s 2015 Form 10-K. These factors could materially and adversely affect Applied’s business, financial condition or results of operations and cause reputational harm, and they should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this report.
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
Applied’s semiconductor customer base historically has been, and is becoming even more, highly concentrated as a result of economic and industry conditions. In the first three months of fiscal 2016, four semiconductor manufacturers accounted for approximately 54 percent of the Silicon Systems segment's net sales and three customers accounted for 34 percent of Applied’s consolidated net sales. Applied’s display customer base is also highly concentrated. Applied’s customer base is also geographically-concentrated. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for tabular presentations of net sales by geographic region.
In addition, certain customers have experienced significant ownership or management changes, consolidated with other manufacturers, outsourced manufacturing activities, or engaged in collaboration or cooperation arrangements with other manufacturers. Customers have entered into strategic alliances or industry consortia that have increased the influence of key industry participants in technology decisions made by their partners. Also, certain customers are making an increasingly greater percentage of their respective industry’s capital equipment investments. Further, claims or litigation involving key industry participants have resulted and may continue to result in changes in their sourcing strategies and other outcomes. In this environment, contracts or orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of Applied’s business. The mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. As Applied’s products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant, non-recoverable costs. If customers do not place orders, or they substantially reduce, delay or cancel orders, Applied may not be able to replace the business. The concentration of our customer base may increase our risks related to the financial condition of our customers, and the failure of a single customer to perform its obligations could have a material adverse effect on the Company’s results of operations. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to Applied.
Applied is exposed to the risks of operating a global business.
In the first quarter of fiscal 2016, approximately 87 percent of Applied’s net sales were to customers in regions outside the United States. Moreover, China now represents the largest market for various electronic products, such as TVs, PCs, and smartphones. Certain of Applied’s R&D and manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in Singapore, Taiwan, China, Korea, Israel, Germany and Italy. Applied is also expanding its business and operations in new countries. The global nature of Applied’s business and operations, combined with the need to continually improve the Company’s operating cost structure, presents challenges, including but not limited to those arising from:

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
Applied has $3.35 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, it may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control of Applied and a contemporaneous downgrade of the notes below investment grade. Applied also has in place a $1.5 billion committed revolving credit agreement. While no amounts were outstanding under this credit agreement at January 31, 2016, Applied may borrow amounts in the future under the agreement. Applied may also enter into new financing arrangements. Applied’s ability to satisfy its debt obligations is dependent upon the results of its business operations and other risks discussed in this section. Significant changes in Applied’s credit rating or changes in the interest rate environment could have a material adverse consequence on Applied’s access to and cost of capital for future financings, and financial condition. If Applied fails to satisfy its debt obligations, or comply with financial and other debt covenants, it may be in default and any borrowings may become immediately due and payable, and such default may also constitute a default under other of Applied’s obligations. There can be no assurance that Applied would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time.
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

Applied is exposed to risks associated with operating in jurisdictions with complex and changing tax laws.
As a global company, Applied is subject to taxation in the United States and various other jurisdictions. Significant judgment is required to determine and estimate worldwide tax liabilities. Applied’s future provision for income taxes and tax rates could be affected by numerous factors, including changes in the: (1) applicable tax laws; (2) amount and composition of pre-tax income in jurisdictions with differing tax rates; (3) plans to indefinitely reinvest certain funds held outside of the U.S.; and (4) valuation of deferred tax assets and liabilities. As of January 31, 2016, Applied intends to indefinitely reinvest approximately $1.7 billion of cash, cash equivalents and marketable securities held by non-U.S. subsidiaries and does not plan to repatriate these funds. Applied would need to accrue and pay U.S. taxes if these funds were repatriated.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information as of January 31, 2016 with respect to the shares of common stock repurchased by Applied during the first quarter of fiscal 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*

	(In millions, except per share amounts)
Month #1
(October 26, 2015 to November 29, 2015)	10.4	$17.35	$181	10.4	$1,494
Month #2
(November 30, 2015 to December 27, 2015)	9.0	$18.71	169	9.0	$1,325
Month #3
(December 28, 2015 to January 31, 2016)	16.0	$17.23	275	16.0	$1,050
Total	35.4	$17.64	$625	35.4

*	On April 26, 2015, the Board of Directors approved a common stock repurchase program authorizing up to $3.0 billion in repurchases over the three years ending April 2018.

Item 6.    Exhibits
Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Bylaws of Applied Materials, Inc., amended as of December 8, 2015	8-K	000-06920	3.1	12/11/2015
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

†	Filed herewith.

‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ ROBERT J. HALLIDAY
Robert J. Halliday Senior Vice President, Chief Financial Officer (Principal Financial Officer)
February 25, 2016

By:	/s/ CHARLES W. READ
Charles W. Read Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
February 25, 2016